Form 10-Q
period 2007-06-30
Public Storage
filed 2007-08-09
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the quarterly period ended June 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the transition period from _____________ to ______________.

Commission File Number: 001-33519

                                 PUBLIC STORAGE
             (Exact name of registrant as specified in its charter)

          Maryland                                    95-3551121
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

 701  Western  Avenue,  Glendale,  California         91201-2349
---------------------------------------------        -----------
(Address of  principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]    Accelerated Filer [ ]   Non-accelerated Filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of August 6, 2007:

Common Shares of beneficial interest, $.10 par value per share - 170,513,010 shares

                                 PUBLIC STORAGE

                                      INDEX



PART I.    FINANCIAL INFORMATION                                         Pages

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
              June 30, 2007 and December 31, 2006                            1

           Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2007 and 2006              2

           Condensed Consolidated Statement of Shareholders' Equity
              for the Six Months Ended June 30, 2007                         3

           Condensed Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 2007 and 2006              4-5

           Notes to Condensed Consolidated Financial Statements           6-39

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations              40-78

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    78-79

Item 4.    Controls and Procedures                                       79-80

PART II.   OTHER INFORMATION (Items 3 and 5 are not applicable)

Item 1.    Legal Proceedings                                                81

Item 1A.   Risk Factors                                                     81

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds      81

Item 4.    Submission of Matters to a Vote of Security Holders              81

Item 6.    Exhibits                                                         82

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                       June 30,           December 31,
                                                                                         2007                  2006
                                                                                   -----------------    ----------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................      $      46,743        $     535,684
Real estate facilities, at cost:
   Land......................................................................          2,969,994            2,959,875
   Buildings.................................................................          8,369,584            8,301,990
                                                                                   -----------------    ----------------
                                                                                      11,339,578           11,261,865
   Accumulated depreciation..................................................         (1,940,189)          (1,754,362)
                                                                                   -----------------    ----------------
                                                                                       9,399,389            9,507,503
   Construction in process...................................................             98,645               90,038
                                                                                   -----------------    ----------------
                                                                                       9,498,034            9,597,541

Investment in real estate entities...........................................            321,208              301,905
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................            260,015              414,602
Restricted cash..............................................................             20,206               19,900
Other assets.................................................................            156,268              154,207
                                                                                   -----------------    ----------------
              Total assets...................................................      $  10,477,108        $  11,198,473
                                                                                   =================    ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings on bank credit facilities.........................................      $      70,000        $     345,000
Notes payable................................................................            981,018            1,466,284
Debt to joint venture partner................................................             37,350               37,258
Preferred stock called for redemption........................................                  -              302,150
Accrued and other liabilities................................................            326,985              333,706
                                                                                   -----------------    ----------------
         Total liabilities...................................................          1,415,353            2,484,398
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................            178,124              181,030
Commitments and contingencies (Note 15)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,732,600 shares issued (in series) and
     outstanding, (1,712,600 at December 31, 2006) at liquidation preference.          3,355,000            2,855,000
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,360,999 shares issued and outstanding (169,144,467 at
     December 31, 2006)......................................................             16,937               16,915
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000
     shares authorized, 8,744.193 shares issued and outstanding..............                  -                    -
   Paid-in capital...........................................................          5,655,666            5,661,507
   Cumulative net income.....................................................          3,640,174            3,503,292
   Cumulative distributions paid.............................................         (4,144,819)          (3,847,998)
   Accumulated other comprehensive income....................................             35,673               19,329
                                                                                   -----------------    ----------------
         Total shareholders' equity..........................................          8,558,631            8,208,045
                                                                                   -----------------    ----------------
              Total liabilities and shareholders' equity.....................      $  10,477,108        $  11,198,473
                                                                                   =================    ================

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                               -------------------------------   ----------------------------------
                                                                   2007             2006              2007              2006
                                                               ---------------  --------------   --------------    ----------------
Revenues:
   Self-storage rental income..............................     $    411,216     $    262,232     $    809,997      $    513,579
   Ancillary operating revenue.............................           36,977           25,582           70,438            47,678
   Interest and other income...............................              955           10,047            3,080            15,122
                                                               ---------------  --------------   --------------    ----------------
                                                                     449,148          297,861          883,515           576,379
                                                               ---------------  --------------   --------------    ----------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities..............................          149,366           89,395          298,286           177,098
      Ancillary operations.................................           21,743           17,150           42,744            32,424
  Depreciation and amortization............................          167,601           48,580          344,082            98,608
  General and administrative...............................           21,465            6,975           37,981            13,754
  Interest expense.........................................           16,707            1,872           33,515             3,429
                                                               ---------------  --------------   --------------    ----------------
                                                                     376,882          163,972          756,608           325,313
                                                               ---------------  --------------   --------------    ----------------
Income from continuing operations before equity in earnings of real estate entities, casualty gain, gain on disposition of real estate investments, foreign currency exchange gain,
   income from derivatives and
   minority interest in income.............................           72,266          133,889          126,907           251,066
Equity in earnings of real estate entities.................            2,782            3,124            6,759             6,590
Casualty gain .............................................                -                -            2,665                 -
Gain on disposition of real estate investments.............            2,238              466            2,238               466
Foreign currency exchange gain.............................            5,553                -           10,593                 -
Income from derivatives, net...............................            1,771                -            1,009                 -
Minority interest in income................................           (7,524)          (8,728)         (13,307)          (15,887)
                                                               ---------------  --------------   --------------    ----------------
Income from continuing operations..........................           77,086          128,751          136,864           242,235
Cumulative effect of a change in accounting principle......                -                -                -               578
Discontinued operations....................................               18              111               18               265
                                                               ---------------  --------------   --------------    ----------------
Net income.................................................     $     77,104     $    128,862     $    136,882      $    243,078
                                                               ===============  ==============   ==============    ================
Net income allocation:
----------------------
   Allocable to preferred shareholders.....................     $     57,315    $      52,376     $    116,091     $      98,991
   Allocable to Equity Shares, Series A....................            5,356            5,356           10,712            10,712
   Allocable to common shareholders........................           14,433           71,130           10,079           133,375
                                                               ---------------  --------------   --------------    ----------------
                                                                $     77,104     $    128,862     $    136,882      $    243,078
                                                               ===============  ==============   ==============    ================
Net income per common share - basic
   Continuing operations...................................     $       0.09     $       0.55     $       0.06      $       1.04
   Discontinued operations.................................             -                -                -                 -
                                                               ---------------  --------------   --------------    ----------------
                                                                $       0.09     $       0.55     $       0.06      $       1.04
                                                               ===============  ==============   ==============    ================
Net income per common share - diluted
   Continuing operations...................................    $        0.08    $        0.55    $        0.06     $        1.03
   Discontinued operations.................................             -                -                -                 -
                                                               ---------------  --------------   --------------    ----------------
                                                                $       0.08     $       0.55     $       0.06      $       1.03
                                                               ===============  ==============   ==============    ================
Net income per depositary share representing Equity
   Shares, Series A (basic and diluted) ...................     $       0.61     $       0.61     $       1.23      $       1.23
                                                               ===============  ==============   ==============    ================
Basic weighted average common shares outstanding...........          169,346          128,180          169,288           128,151
                                                               ===============  ==============   ==============    ================
Diluted weighted average common shares outstanding.........          170,213          129,062          170,275           129,037
                                                               ===============  ==============   ==============    ================
Weighted average Equity Shares, Series A (basic and
   diluted) ...............................................            8,744            8,744            8,744             8,744
                                                               ===============  ==============   ==============    ================

                            See accompanying notes.

                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Shares    Common Shares   Paid-in Capital       Income
                                                              -----------------  ---------------  ---------------- ---------------

Balance at December 31, 2006..............................      $  2,855,000      $     16,915     $  5,661,507      $  3,503,292

Issuance of cumulative preferred shares:
   Series M (20,000 shares).............................             500,000                 -          (15,233)                -

Issuance of common shares in connection with:
   Exercise of employee stock options (177,938 shares)....                 -                18            7,107                 -
   Vesting of restricted shares (38,594 shares) ..........                 -                 4               (4)                -

Stock-based compensation expense (Note 13) ...............                 -                 -            2,289                 -

Net income................................................                 -                 -                -           136,882

Cash distributions:
   Cumulative preferred shares (Note 11)..................                 -                 -                -                 -
   Equity Shares, Series A ($1.225 per depositary share)..                 -                 -                -                 -
   Common Shares ($1.00 per share)........................                 -                 -                -                 -

Accumulated other comprehensive income:
   Foreign currency translation adjustments...............                 -                 -                -                 -
                                                              -----------------  ---------------  ---------------- ---------------
Balance at June 30, 2007..................................      $  3,355,000      $     16,937     $  5,655,666      $  3,640,174
                                                              =================  ===============  ================ ===============

                                                                                    Accumulated
                                                                                       Other             Total
                                                                   Cumulative      Comprehensive     Shareholders'
                                                                  Distributions         Income           Equity
                                                                 ---------------   ---------------   ---------------

Balance at December 31, 2006..............................        $ (3,847,998)     $     19,329      $  8,208,045

Issuance of cumulative preferred shares:
   Series M (20,000 shares).............................                     -                 -           484,767

Issuance of common shares in connection with:
   Exercise of employee stock options (177,938 shares)....                   -                 -             7,125
   Vesting of restricted shares (38,594 shares) ..........                   -                 -                 -

Stock-based compensation expense (Note 13) ...............                   -                 -             2,289

Net income................................................                   -                 -           136,882

Cash distributions:
   Cumulative preferred shares (Note 11)..................            (116,091)                -          (116,091)
   Equity Shares, Series A ($1.225 per depositary share)..             (10,712)                -           (10,712)
   Common Shares ($1.00 per share)........................            (170,018)                -          (170,018)

Accumulated other comprehensive income:
   Foreign currency translation adjustments...............                   -            16,344            16,344
                                                                 ---------------   ---------------   ---------------
Balance at June 30, 2007..................................        $ (4,144,819)     $     35,673      $  8,558,631
                                                                 ===============   ===============   ===============

                            See accompanying notes.

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                 ----------------------------------
                                                                                         2007            2006
                                                                                 ----------------- ----------------
Cash flows from operating activities:
   Net income...............................................................         $  136,882      $  243,078
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8)..............................................             (2,329)           (474)
    Gain on sales of real estate and real estate investments (Notes 4 and 14)            (2,238)           (466)
    Depreciation and amortization...........................................            344,082          98,608
    Equity in earnings of real estate entities..............................             (6,759)         (6,590)
    Foreign currency exchange gain..........................................            (10,593)              -
    Income from derivatives, net............................................             (1,009)              -
    Distributions received from the real estate entities (Note 5)...........             10,535          10,415
    Minority interest in income.............................................             13,307          15,887
    Other operating activities..............................................             (2,756)          6,783
                                                                                 ----------------- ----------------
       Total adjustments....................................................            342,240         124,163
                                                                                 ----------------- ----------------
       Net cash provided by operating activities............................            479,122         367,241
                                                                                 ----------------- ----------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (28,807)        (23,449)
    Construction in process.................................................            (47,329)        (37,936)
    Acquisition of real estate facilities...................................            (28,844)        (98,954)
    (Deconsolidation) consolidation of partnerships (Note 2)................                (65)          3,024
    Proceeds from sales of real estate......................................              2,242           5,436
    Sale of real estate investments to affiliates...........................              4,909               -
    Additions to restricted cash............................................               (306)         (3,358)
    Proceeds from sales of held-to-maturity debt securities (Note 2)........              5,766           7,743
                                                                                 ----------------- ----------------
       Net cash used in investing activities................................            (92,434)       (147,494)
                                                                                 ----------------- ----------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................           (502,134)        (13,013)
    Net repayments on bank credit facilities................................           (275,000)              -
    Proceeds from borrowings on European notes payable......................             32,039               -
    Net proceeds from the issuance of common shares.........................              7,125           3,339
    Net proceeds from the issuance of cumulative preferred shares...........            484,767         603,093
    Redemption of cumulative preferred shares...............................           (302,150)       (172,500)
    Issuance of preferred partnership interests.............................                  -         100,000
    Distributions paid to shareholders......................................           (296,821)       (238,298)
    Distributions paid to holders of preferred partnership interests
       (Note 10)............................................................            (10,806)         (8,249)
    Distributions paid to other minority interests..........................            (10,357)         (7,348)
                                                                                 ----------------- ----------------
       Net cash (used in) provided by financing activities..................           (873,337)        267,024
                                                                                 ----------------- ----------------
Net (decrease) increase in cash and cash equivalents........................           (486,649)        486,771
Net effect of foreign exchange translation on cash..........................             (2,292)              -
                                                                                 ----------------- ----------------
Cash and cash equivalents at the beginning of the year......................            535,684         481,995
                                                                                 ----------------- ----------------
Cash and cash equivalents at the end of the period..........................         $   46,743      $  968,766
                                                                                 ================= ================

                            See accompanying notes.

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                   (Continued)


Supplemental schedule of non-cash investing and financing activities:
    Real estate acquired in exchange for assumption of mortgage note...........      $        -      $   (4,590)
    Mortgage note assumed in connection with acquisition of real estate........               -           4,590
    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5:
       Minority interest - other partnership interests.........................               -           3,963
       Real estate facilities..................................................               -         (22,459)
       Investments in real estate entities.....................................               -          20,687
       Other assets............................................................               -            (167)
       Accrued and other liabilities...........................................               -             841

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............            (23,790)              -
       Construction in process..............................................               (785)              -
       Intangible assets, net...............................................             (3,470)              -
       Other assets.........................................................             (1,072)              -
       Notes payable........................................................              6,579               -
       Accrued and other liabilities........................................              1,985               -
       Minority interest - other partnership interests......................              1,917               -
       Accumulated other comprehensive income...............................             16,344               -

   Deconsolidation of real estate entities:
       Real estate facilities, net of accumulated depreciation..............             41,409               -
       Investment in real estate entities...................................            (23,079)              -
       Intangible assets, net...............................................              1,816               -
       Other assets.........................................................                344               -
       Notes payable........................................................            (19,329)              -
       Accrued and other liabilities........................................               (544)              -
       Minority interests ..................................................               (682)              -




                            See accompanying notes.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

1.   Description of the Business
     ---------------------------

         Public Storage Inc., formerly a California corporation was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our". We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States. As a result of the merger with Shurgard Storage Centers, Inc. ("Shurgard") on August 22, 2006, we have self-storage facilities located in several Western European countries (Note 3).

         In addition to our self-storage facilities, we own (i) interests in commercial properties containing commercial and industrial rental space,
     (ii) interests in facilities that lease storage containers, and (iii) other ancillary operations conducted at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

         At June 30, 2007, we had direct and indirect equity interests in 2,006 self-storage facilities located in 38 states operating under the "Public Storage" name, and 168 self-storage facilities located in seven Western European nations which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 20 million net rentable square feet of commercial space located in 11 states in the United States.

         Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm's review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2006.

         Certain amounts previously reported have been reclassified to conform to the June 30, 2007 presentation. In previous presentations, certain cash balances held by our captive insurance entities which are restricted as to their use were included in cash and cash equivalents on the Company's condensed consolidated balance sheets. These restricted balances are reclassified as "restricted cash" (see also "Restricted Cash" below). In

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     previous presentations, revenues and cost of operations with respect to our Commercial facilities and Containerized Storage facilities were reported on separate lines on our condensed consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance, retail, truck and property management operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses:
     Cost of operations - Ancillary operations" on our accompanying condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

     Consolidation Policy
     --------------------

         Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable Interest Entities," they represent Variable Interest Entities ("VIE's"). VIE's in which we are the primary beneficiary are consolidated. Entities that are not VIE's that we control are consolidated.

         For purposes of determining control, when we are the general partner, we are considered to control the partnership unless the limited partners possess substantial "kick-out" or "participative" rights as defined in Emerging Issues Task Force Statement 04-5 - "Determining whether a general partner or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights" ("EITF 04-5"). All significant intercompany balances and transactions have been eliminated.

         The accounts of the entities we control along with the accounts of the VIE's that we are the primary beneficiary of are included in our consolidated financial statements along with those of the Company. We account for our investment in entities that we do not control, or entities that we are not the primary beneficiary of, using the equity method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities."

         Collectively, at June 30, 2007, the Company and the Consolidated Entities own a total of 2,150 real estate facilities, consisting of 1,973 self-storage facilities in the United States, 168 facilities in Europe, three industrial facilities used by the containerized storage operations and six commercial properties.

         At June 30, 2007, the Unconsolidated Entities are comprised of our equity investments in various limited and joint venture partnerships owning an aggregate of 33 self-storage facilities, as well as our ownership of approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 19.4 million net rentable square feet of commercial space at June 30, 2007.

     Deconsolidation of Certain Entities
     -----------------------------------

         On May 24, 2007, a judgment was rendered which resulted in our losing effective control over several entities that we had acquired an interest in connection with the acquisition of Shurgard Storage Centers. These entities owned 11 facilities with approximately 624,000 net rentable square feet at June 30, 2007. Because of our loss of control, we discontinued consolidation of these entities and therefore began to account for them on the equity method, effective the date of the judgment. Notwithstanding our loss of control, we continue to retain all of our previous financial interests in these partnerships.

         The deconsolidation of these entities resulted in an increase in Investment in Real Estate Entities of $23,079,000, and adjustments to the following balance sheet accounts, representing the balance sheet amounts of these entities:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

                                                        Total
                                                     ---------

                  Real estate facilities, net..      $(41,409)
                  Intangible assets............        (1,816)
                  Cash.........................           (65)
                  Other assets.................          (344)
                  Debt.........................        19,329
                  Accrued and other liabilities           544
                  Minority interest ...........           682
                                                     ---------
                                                     $(23,079)
                                                     =========

     Use of Estimates
     ----------------

         The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

         For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2007 and, accordingly, no provision for income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.

     Financial Instruments
     ---------------------

         We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

         For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

         Due to the short period to maturity of our cash and cash equivalents, accounts receivable, other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

         Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances.

         Due to the acquisition of European subsidiaries in the merger with Shurgard, the results of our operations and our financial position are affected by the fluctuations in the value of the euro, and to a lesser extent, other European currencies, against the U.S. dollar. Also, we are exposed to foreign currency exchange risk related to intercompany transactions, including debt, with or between our European subsidiaries.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         Other assets at June 30, 2007 include investments totaling $998,000 ($6,764,000 at December 31, 2006) representing held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Other assets at June 30, 2007 also include derivative financial instruments totaling $5,415,000 ($11,810,000 at December 31, 2006) reported at estimated fair value. See Note 9 for further discussion of the fair value of our derivative financial instruments.

     Restricted Cash
     ---------------

         Restricted cash at June 30, 2007 and December 31, 2006, consists of cash held by our captive insurance entities which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay captive claims.

     Real Estate Facilities
     ----------------------

         Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation, and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as incurred. Expenditures for repairs and maintenance are charged to expense when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

     Evaluation of Asset Impairment
     ------------------------------

         We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2006.

         We evaluate impairment of long-lived assets on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's fair value.

         Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of June 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Accounting for Stock-Based Compensation
     ---------------------------------------

         We utilize the Fair Value Method (as defined in Note 13) of accounting for our employee stock options. Restricted share unit expense is recorded over the relevant vesting period. See Note 13 for a discussion of our accounting with respect to employee share options and restricted share units.

     Other Assets
     ------------

         Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks. Included in other assets is approximately $64 million and $65 million at June 30, 2007 and December 31, 2006, respectively, from our European operations.

     Accrued and Other Liabilities
     -----------------------------

         Accrued and other liabilities consist primarily of real property tax accruals, value-added tax accruals with respect to our European operations, prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), and accrued interest. Prepaid rent totaled $69,021,000 at June 30, 2007 ($64,291,000 at December 31, 2006), while property and value-added tax accruals approximated $91,303,000 at June 30, 2007 ($80,336,000 at December 31,
     2006).

         We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation, and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at June 30, 2007 totaled $31,564,000 ($31,532,000 at December 31, 2006). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

         Through a wholly-owned subsidiary, we reinsure policies against claims for losses to goods stored by tenants in our self-storage facilities. For our United States operations, we have third-party insurance coverage for losses from any individual event that exceeds a loss of $1,500,000, to a maximum of $9,000,000. Estimated uninsured losses are accrued as ancillary costs of operations.

         While we believe that the amount of estimated accrued liabilities with respect to tenant claims, property, casualty, workers compensation, and employee healthcare are adequate, the ultimate losses that are actually paid may be different than what we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

         Included  in  accrued  and  other   liabilities  is   $94,203,000   and
     $108,331,000 at June 30, 2007 and December 31, 2006, respectively, from our European operations.

     Goodwill and Intangible Assets
     ------------------------------

         Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142").

         As a result of the merger with Shurgard (Note 3), we acquired finite-lived intangible assets comprised primarily of tenant intangibles valued at $565,341,000 and the "Shurgard" tradename, which we continue to use in Europe, valued at $18,824,000. Our intangible assets were increased by $3,470,000 during the six months ended June 30, 2007 due to the impact of changes in exchange rates. During the six months ended June 30, 2007, our intangible assets increased $910,000 for storage tenants in place with respect to self-storage facility acquisitions. Also during the six months ended June 30, 2007, our intangible assets decreased $1,816,000 in connection with the deconsolidation of our investment in certain real estate entities (Note 5). Our finite-lived intangible assets are reported net of accumulated amortization of $333,095,000 as of June 30, 2007 ($175,944,000 as of December 31, 2006).

         The tenant intangible assets are amortized relative to the expected benefit of the tenants in place to each period and relative to the benefit of the below-market leases. The Shurgard tradename has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.

         Amortization expense of $71,367,000 and $157,151,000 was recorded for our finite-lived intangible assets for the three and six months ended June 30, 2007, respectively. The estimated annual amortization expense for our finite-lived intangible assets for the current year and each of the next four years ending December 31 is as follows:


                2007 (remainder of)                     $ 89,220,000
                2008                                      73,286,000
                2009                                      24,001,000
                2010                                      14,713,000
                2011                                      11,463,000
                2012 and beyond                           28,508,000


     Revenue and Expense Recognition
     -------------------------------

         Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Tenant reinsurance premiums are recognized as premium revenue when earned. Revenues from merchandise sales and truck rentals are recognized when earned. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

         We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected.

         Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

         During the second quarter of 2007, a share offering of Shurgard Europe, our European operations, was initiated to be listed on Eurolist of EuronextTM Brussels. Due to adverse market conditions, this offering was withdrawn on June 21, 2007. There is no estimate as to when or if a future offering may occur. We incurred $9.6 million in expenses related to our proposed offering of shares which is included in general and administrative expense for the three and six months ended June 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Foreign Exchange Translation
     ----------------------------

         The local currency is the functional currency for our European subsidiaries. Assets and liabilities (other than for intercompany balances, which are discussed below) are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. The Euro was translated at an end-of-period exchange rate of approximately 1.347 in US dollars per Euro at June 30, 2007 (1.333 at December 31, 2006). Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $35,673,000 at June 30, 2007 ($19,329,000 at December 31, 2006).

         With respect to intercompany balances among our European subsidiaries and our domestic operations, when settlement of such intercompany balances are not expected in the near term (generally within one year), the impact of end-of-period exchange rate changes on the expected settlement amounts in U.S. Dollars are reflected in accumulated other comprehensive income
     (loss). However, for any other intercompany balances where settlement is expected in the foreseeable future, changes in exchange rates are recorded in income in the period in which the change occurs. For the three and six months ended June 30, 2007, we recorded foreign currency exchange gains of $5,553,000 and $10,593,000, respectively, on our condensed consolidated statement of income, principally related to such intercompany balances. Substantially all of such intercompany balances are expected to settle in the foreseeable future. At June 30, 2007 and December 31, 2006, our European subsidiaries had intercompany balances payable to our United States operations totaling $503,295,000 and $521,072,000, respectively.

     Accounting for Casualty Losses
     ------------------------------

         Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the first quarter of 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

     Derivative Financial Instruments
     --------------------------------

         We have certain derivative financial instruments held by our two joint ventures in Europe, including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by the joint ventures in order to mitigate currency and exchange rate fluctuation risk in connection with European borrowings, and are not for speculative or trading purposes.

         In accordance with the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and
     Hedging Activities ("SFAS 133"), derivative financial instruments are measured at fair value and recognized on the balance sheet as assets or liabilities.

         As of June 30, 2007, none of the derivatives were considered effective hedges because we believe it is not highly likely that the debt and the related derivative instruments will remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our condensed consolidated statements of income.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Other Comprehensive Income
     --------------------------

         Our comprehensive income is as follows (amounts in thousands):

                                    For the Three Months     For the Six Months
                                        Ended June 30,         Ended June 30,
                                   ---------------------   ---------------------
                                      2007       2006          2007       2006
                                   ----------  ---------   ---------  ----------
     Net income...............       $ 77,104  $ 128,862   $ 136,882  $ 243,078
     Accumulated other
        comprehensive income:
        Foreign currency
        translation adjustment          5,933         -       16,344          -
                                   ----------  ---------   ---------  ----------
     Total comprehensive income      $ 83,037  $ 128,862   $ 153,226  $ 243,078
                                   ==========  =========   =========  ==========

         The foreign currency translation adjustments reflected in the above table represent the net currency translation adjustment gains and losses related to our European subsidiaries, which have not been reflected in net income, measured as from December 31, 2006 through June 30, 2007.

     Environmental Costs
     -------------------

         Our policy is to accrue environmental assessments and estimated remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

     Discontinued Operations
     -----------------------

         We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consists of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. In each of the three and six months ended June 30, 2007, income from discontinued operations totaled $18,000.

     Net Income per Common Share
     ---------------------------

         In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders. Distributions paid to the holders of our Cumulative Preferred Shares totaling $57,315,000 and $116,091,000 for the three and six months ended June 30, 2007, respectively, and $52,376,000 and $98,991,000 for the three and six months ended June 30, 2006, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

         When we call any of our Cumulative Preferred Shares for redemption, we record an additional allocation of income to our preferred shareholders equal to the excess of a) the cash required to redeem the securities and b) the "Book Value" (the net proceeds from the original issuance of the securities) of the securities. No such additional allocations were recorded in the three or six months ended June 30, 2007 or 2006.

         The remaining income allocated to our common shareholders has been further allocated among our our regular common shares and our Equity Shares, Series A. The allocation among each class was based upon the

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     two-class method. Under the two-class method, earnings per share for each class of common shares are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Shares, Series A, was allocated net income of $5,356,000 and $10,712,000 for each of the three and six months ended June 30, 2007 and 2006, respectively. Income of $14,433,000 and $10,079,000 for the three and six months ended June 30, 2007, respectively, and income of $71,130,000 and $133,375,000 for the three and six months ended June 30, 2006, respectively, was allocated to the regular common shareholders.

         Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted share units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact if dilutive, of stock options and restricted share units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 11 for all periods presented, as these common shares are eliminated in consolidation.

     Recently Issued Accounting Standards
     ------------------------------------

              The  Fair  Value  Option  for   Financial   Assets  and  Financial
              ------------------------------------------------------------------
              Liabilities
              -----------

              In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial condition or results of operations.

              Accounting for Uncertainty in Income Taxes
              ------------------------------------------

              In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 had no material impact on our financial position, operating results or cash flows. See Note 16 for further discussion of our adoption of FIN 48.

             Fair Value Measurement
             ----------------------

         In 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our financial condition or results of operations.

3.   Merger with Shurgard
     --------------------

         On August 22, 2006, we merged with Shurgard Storage Centers, Inc. ("Shurgard"), a REIT which had interests in 487 self-storage facilities in the United States and 160 self-storage facilities in Europe.

         Shurgard shareholders received 0.82 shares of Public Storage, Inc. common stock for each share of Shurgard common stock they owned. Total consideration for the merger was approximately $5,323,956,000.

         The results of operations of the facilities acquired from Shurgard have been included in our consolidated financial statements since the merger date of August 22, 2006.

4.   Real Estate Facilities
     ----------------------

         Activity in real estate facilities is as follows:


                                                               Six Months Ended
                                                                 June 30, 2007
                                                               -----------------
                                                                  (Amounts in
                                                                   thousands)

Real estate facilities, at cost:
   Balance at December 31, 2006........................        $   11,261,865
   Newly developed facilities opened for operations....                39,507
   Acquisition of real estate facilities...............                27,934
   Deconsolidation of Entities (Note 2) ...............               (42,473)
   Disposition of real estate facilities...............                (2,454)
   Capital improvements................................                28,807
   Impact of foreign exchange rate changes.............                26,392
                                                               -----------------
   Balance at June 30, 2007............................            11,339,578
                                                               -----------------
Accumulated depreciation:
   Balance at December 31, 2006........................            (1,754,362)
   Deconsolidation of Entities (Note 2) ...............                 1,064
   Additions during the year...........................              (185,545)
   Dispositions during the year........................                 1,256
   Impact of foreign exchange rate changes.............                (2,602)
                                                               -----------------
   Balance at June 30, 2007............................            (1,940,189)
                                                               -----------------

Construction in process:
   Balance at December 31, 2006........................                90,038
   Current development.................................                47,329
   Newly developed facilities opened for operations....               (39,507)
   Impact of foreign exchange rate changes.............                   785
                                                               -----------------
   Balance at June 30, 2007............................                98,645
                                                               -----------------

Total real estate facilities at June 30, 2007..........        $    9,498,034
                                                               =================

         During the six months ended June 30, 2007, we completed four development and five expansion projects which in aggregate added approximately 266,000 net rentable square feet of self-storage space at a total cost of $39,507,000. In addition, we acquired two self-storage facilities (132,000 net rentable square feet) from third parties for an aggregate cost of $28,844,000, in cash; $27,934,000 was allocated to real estate facilities and $910,000 was allocated to intangibles, based upon the relative fair values of the land, buildings and intangibles.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         Construction in process at June 30, 2007 includes 41 projects (1,786,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $48,835,000 at June 30, 2007 and total estimated costs to complete of $99,558,000. In addition, we have 15 projects to develop new self-storage facilities in Europe (765,000 aggregate net rentable square feet), with costs incurred at June 30, 2007 of $49,810,000 and total estimated costs to complete of $89,015,000.

         We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and six months ended June 30, 2007 was $973,000 and $1,714,000, respectively, as compared to $353,000 and $1,069,000 for the same periods in 2006.

         During the six months ended June 30, 2007, we have received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $2,242,000 and recorded a gain of $1,044,000 as a result of these transactions. In connection with the sale of limited liability partner interests in Shurgard Europe (Note 10), we also recorded a gain of $1,194,000 for the three and six months ended June 30, 2007, representing the excess of the sales proceeds less the book value of the interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income.

         Included in real estate facilities, accumulated depreciation, and construction in process is $1.5 billion with respect to our European operations at June 30, 2007.

5.   Investment in Real Estate Entities
     ----------------------------------

         Interests in entities for periods that they are either VIE's that we are not the primary beneficiary of, or other non-VIE entities that we do not have a controlling financial interest in, are accounted for using the equity method of accounting. At June 30, 2007, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities.

         For the three and six months ended June 30, 2007, we recognized earnings from our investments in real estate entities of $2,782,000 and $6,759,000, respectively, as compared to $3,124,000 and $6,590,000 for the same periods in 2006.

         We received cash distributions from our investments in real estate entities for the six months ended June 30, 2007 and 2006, of $10,535,000 and $10,415,000, respectively.

         The following table sets forth our investments in real estate entities at June 30, 2007 and December 31, 2006, and our equity in earnings of real estate entities for the three and six months ended June 30, 2007 and 2006 (amounts in thousands):


                                          Equity in Earnings  Equity in Earnings
                                           of Real Estate        of Real Estate
                     Investments in        Entities for the    Entities for the
                     Real Estate            Three Months          Six Months
                     Entities at            Ended June 30,      Ended June 30,
                  ----------------------  -----------------   ------------------
                  June 30,  December 31,
                    2007        2006        2007     2006       2007      2006
                  ---------  ----------   -------  --------   -------  ---------

PSB.............. $ 280,125  $ 283,700    $ 2,224  $ 2,640    $ 5,714  $ 5,616
Other Investments    41,083     18,205        558      484      1,045      974
                  ---------  ----------   -------  --------   -------  ---------
  Total.......... $ 321,208  $ 301,905    $ 2,782  $ 3,124    $ 6,759  $ 6,590
                  =========  ==========   =======  ========   ======== =========

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Investment in PSB
     -----------------

         PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of June 30, 2007. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both June 30, 2007 and December 31, 2006; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2007 ($63.37 per share of PSB common stock), the shares and units had a market value of approximately $806.3 million as compared to a book value of $280.1 million.

         At June 30, 2007, PSB owned approximately 19.4 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

         The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.


                                                          2007           2006
                                                      -----------    -----------
                                                        (Amounts in thousands)
 For the six months ended June 30,
 --------------------------------
   Total operating revenue...........................  $ 132,764      $ 118,208
   Costs of operations and other operating expenses..    (45,275)       (39,663)
   Other income and expense, net.....................        871          2,543
   Depreciation and amortization.....................    (46,556)       (41,536)
   Discontinued operations...........................          -          1,643
   Minority interest.................................     (6,675)        (8,227)
                                                      -----------     ----------
     Net income......................................  $  35,129      $  32,968
                                                      ===========     ==========


                                                          At             At
                                                        June 30,    December 31,
                                                         2007          2006
                                                      -----------   -----------
                                                        (Amounts in thousands)

   Total assets (primarily real estate).............. $ 1,553,568   $ 1,462,864
   Total debt........................................      61,392        67,048
   Other liabilities.................................      43,974        42,394
   Preferred equity and preferred minority interests.     811,000       705,250
   Common equity and common minority interests.......     637,202       648,172

     Other Investments
     -----------------

         Other investments consist primarily of an average of approximately 29% common equity ownership in 12 entities that own an aggregate of 33 self-storage facilities that we held on a consistent basis for each of the three and six months ended June 30, 2007 and 2006, respectively.

         The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to these other investments:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

                                                         2007            2006
                                                      -----------    -----------
                                                        (Amounts in thousands)
        For the six months ended June 30,
        --------------------------------
        Total revenue........................        $  11,535        $  10,607
        Cost of operations and other expenses           (5,384)          (5,066)
        Depreciation and amortization........           (1,596)          (1,365)
                                                     ------------    -----------
                Net income.......................    $   4,555        $   4,176
                                                     ============    ===========

                                                           At             At
                                                        June 30,    December 31,
                                                          2007          2006
                                                      -----------   ------------
                                                        (Amounts in thousands)

        Total assets (primarily storage
        facilities)......................            $   72,841       $  73,031
        Total liabilities....................            21,096          21,112
        Total Partners' equity...............            51,745          51,919

6.   Revolving Line of Credit
     ------------------------

         On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement (the "Bridge Loan") with a commercial bank that matured April 1, 2007. Pursuant to the credit agreement, we borrowed $300 million at an initial interest rate of LIBOR plus 0.30% (5.63% at December 31, 2006). At December 31, 2006, our outstanding borrowings under this facility totaled $300 million. On January 10, 2007, borrowings under this facility were repaid in full and the Bridge Loan terminated.

         On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million, and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2007). Outstanding borrowings on our revolving line of credit totaled $70 million at June 30, 2007.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at June 30, 2007.

         At June 30, 2007, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letter of credit, totaling $20,653,000 ($21,068,000 at December 31, 2006). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

7.   Notes Payable
     -------------

         The carrying amounts of our notes payable at June 30, 2007 and December 31, 2006 consist of the following (dollar amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)


                                                       June 30,     December 31,
                                                        2007           2006
                                                     -----------   -------------
  Domestic Unsecured Notes Payable:

  5.875% effective and stated note rate,
     interest only and payable semi-annually
     matures in March 2013..........................   $ 200,000   $   200,000
  5.73% effective rate, 7.75% stated note rate,
     interest only and payable semi-annually,
     matures in February 2011 (carrying amount
     includes $12,700 of unamortized premium
     at June 30, 2007) .............................     212,700       214,033
  6.53% effective rate, 7.625% stated note rate,
     interest only and payable semi-annually,
     due April 2007.................................           -        50,119
  7.66% senior unsecured note due January 2007......           -        11,200

   Domestic Mortgage Notes:

  5.59% average effective rate fixed rate mortgage
     notes payable, secured by 53 real estate
     facilities with a net book value of $411,191
     at June 30, 2007 and stated note rates between
     4.95% and 7.76%, due between July 2007 and
     August 2015 (carrying amount includes $3,706 of
     unamortized premium at June 30, 2007) .........     145,832       166,737
  Variable rate mortgage notes payable due
     December 2007..................................           -         8,428
  5.29% average effective rate fixed rate mortgage
     notes payable,  secured by 33 real estate
     facilities with a net book value of $189,315
     at June 30, 2007, stated note rates between
     5.40% and 8.75%, principal and interest payable
     monthly, due at varying dates between October
     2009 and September 2028 (carrying  amount
     includes $4,005 of unamortized  premium at
     June 30, 2007..................................      89,179        91,489

  European Secured Notes Payable:

  (euro)325 million notes payable due  originally
     in 2011,  but prepaid in January 2007..........            -      428,760
  First and Second Shurgard credit agreement,
     due in 2008 and 2009, secured by 63 real
     estate facilities with a net book value
     of $488,588 at June 30, 2007 (interest rate
     of EURIBOR + 2.25%, 6.033% average for the six
     months  ended  June  30,  2007,  6.372%  rate
     at June 30, 2007 which approximate market rates)     326,597      288,918
  Liability under Capital Leases.....................       6,710        6,600
                                                      -----------  -------------
         Total notes payable.........................  $  981,018  $ 1,466,284
                                                      ===========  =============

         The 5.875% and 5.73% effective rate domestic unsecured notes payable were recorded at their estimated fair value upon assumption based upon estimated market rates for debt with similar terms and ratings. The aggregate fair value of these notes was approximately $415,344,000 as compared to the actual assumed balances of $400,000,000. This initial premium of $15,344,000 is being amortized over the remaining term of the notes using the effective interest method.

         The domestic unsecured notes payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at June 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         The 5.59% average effective rate fixed rate domestic mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.59%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate of $179,827,000. This initial premium of $4,765,000 is being amortized over the remaining term of the mortgage notes using the effective interest method. These mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at June 30, 2007.

         On January 2, 2007, we repaid the (euro)325 million collateralized European notes that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges.

         First Shurgard and Second Shurgard, joint venture partnerships in which we have a 20% interest, (see Note 10) have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($365.1 million as of June 30, 2007; $357.5 million as of December 31,
     2006). As of June 30, 2007, the available amount under those credit facilities was, in aggregate, (euro)28 million ($37.7 million) and (euro)52 million ($68.6 million), respectively. Our draws under the First Shurgard and Second Shurgard credit facilities are determined on a development project basis, or on an acquisition project basis when applicable for Second Shurgard, and can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of June 30, 2007, we were in compliance with these financial covenants.

         At June 30, 2007, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                    Domestic       Domestic    European   Liabilities
                    Unsecured      Mortgage    Note       under Capital
                    Notes Payable  Notes       Payable    Leases         Total
                    -------------  ---------   ---------  ------------ ---------

2007 (remainder of). $   1,631     $   4,253   $   1,617    $    39    $   7,540
2008................     3,404        20,505     174,078        106      198,093
2009................     3,605         8,707     150,902        116      163,330
2010................     3,817        10,584           -         81       14,482
2011................   200,243        27,355           -        739      228,337
Thereafter..........   200,000       163,607           -      5,629      369,236
                    -------------  ---------   ---------  ------------ ---------
                     $ 412,700     $ 235,011   $ 326,597    $ 6,710    $ 981,018
                    =============  =========   =========  ============ =========
Weighted average
effective rate            5.8%          5.4%        6.1%       9.9%         5.8%
                    =============  =========   =========  ============ =========

         We incurred interest expense with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $35,229,000 and $4,498,000 for the six months ended June 30, 2007 and 2006, respectively. These amounts were comprised of $37,558,000 and $4,972,000 in cash for the six months ended June 30, 2007 and 2006, respectively, less $2,329,000 and $474,000 in amortization of premium, respectively.

         The net book value of the properties under capital leases was $30,070,000 as of June 30, 2007, which is net of accumulated depreciation of $1,064,000.

8.   Debt to Joint Venture Partner
     -----------------------------

         On December 31, 2004, we sold seven self-storage facilities to an unconsolidated affiliated joint venture for $22,993,000. On January 14, 2005, we sold an 86.7% interest in three additional self-storage facilities to the joint venture for an aggregate amount of $27,424,000. Our partner's combined equity contribution with respect to these transactions was $35,292,000. Due to our continuing interest in these facilities and the

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     likelihood  that we will  exercise  our  option to  acquire  our  partner's interest, we have accounted for our partner's investment in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these facilities is accounted for as a liability on our accompanying consolidated balance sheets. Our partner's share of operations with respect to these facilities has been accounted for as interest expense on our accompanying consolidated statements of income.

         The outstanding balances of $37,350,000 and $37,258,000 due the joint venture partner as of June 30, 2007 and December 31, 2006, respectively, approximate the fair value of our partner's interest in these facilities as of each respective date. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment is made to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We increased the note balance by $1,386,000 during 2006 as a result of our periodic review of fair value.

         A total of $1,583,000 and $1,516,000 was recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the six months ended June 30, 2007 and 2006, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $1,492,000 and $1,429,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the six months ended June 30, 2007 and 2006, respectively, and increases in the Debt to Joint Venture Partner of $91,000 and $87,000 for the six months ended June 30, 2007 and 2006, respectively.

         We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

9.   Derivative Financial Instruments
     --------------------------------

         As described in Note 2, under Derivative Financial Instruments, we report these derivative financial instruments at fair value on our consolidated balance sheet and changes in fair values for the six months ended June 30, 2007, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:

                                        June 30, 2007        December 31, 2006
                                       --------------       -------------------
                                             (Amounts in thousands)
     Assets:
        Interest rate contracts.......  $      5,415         $      11,810
                                        =============        ==================
     Liabilities:
        Interest rate contracts.......  $          -         $      (4,162)
        Foreign currency exchange
        contracts.....................        (1,601)               (7,837)
                                        -------------        ------------------
                                        $     (1,601)        $     (11,999)
                                        =============        ==================

         For the six months ended June 30, 2007, net income from derivatives of $1,009,000 was comprised of a change in value of the related instruments representing gain of $1,137,000, offset by $128,000 in net payments incurred during the period under the underlying instruments.

         On January 2, 2007, in connection with our prepayment of the (euro)325 million collateralized notes at our European operations, we terminated the related European currency and interest rate hedges.

10.  Minority Interest
     -----------------

         In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Preferred Partnership Interests
     -------------------------------

         The  following  table  summarizes  the  preferred   partnership   units
     outstanding at June 30, 2007 and December 31, 2006:


                                                          June 30, 2007       December 31, 2006
                        Earliest                     --------------------- ---------------------
                       Redemption
                       Date or Dates    Distribution    Units    Carrying     Units     Carrying
     Series            Redeemed            Rate      Outstanding  Amount   Outstanding   Amount
---------------------- ---------------- ------------ ----------- --------- ----------- ---------
                                                (Amounts in  thousands)
     Series  NN.......  March 17, 2010     6.400%        8,000    $200,000     8,000   $ 200,000
     Series  Z........  October 12, 2009   6.250%        1,000      25,000     1,000      25,000
     Series  J........  May 9, 2011        7.250%        4,000     100,000     4,000     100,000
                                                     ----------- --------- ----------- ---------
     Total............                                  13,000    $325,000    13,000   $ 325,000
                                                     =========== ========= =========== =========

              Income allocated to the preferred minority interests totaled $10,806,000 and $8,249,000 for the six months ended June 30, 2007 and 2006, respectively, comprised of distributions paid.

         On May 9, 2006, one of the Consolidated Entities issued 4,000,000 units of our 7.25% Series J Preferred Partnership Units for cash proceeds of $100,000,000.

         Subject to certain conditions, the Series NN preferred units are convertible into our 6.40% Series NN Cumulative Preferred Shares of beneficial interest, the Series Z preferred units are convertible into our 6.25% Series Z Cumulative Preferred Shares of beneficial interest and the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares of beneficial interest. The holders of the Series Z preferred partnership units have a one-time option exercisable five years from issuance (October 12, 2009), to require us to redeem their units for $25,000,000 in cash, plus any unpaid distribution.

     Other Partnership Interests
     ---------------------------

         Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at June 30, 2007 and December 31, 2006 as well as the income allocated to minority interests for the three and six months ended June 30, 2007 and 2006 with respect to the other partnership interests (amounts in thousands):

                                                     Minority Interest at
                                                ----------------------------
                                                 June 30,       December 31,
           Description                             2007            2006
        ----------------------------------       ------------   ------------
        European joint ventures...........      $ 136,132       $ 140,034
        European investors................          3,715               -
        Convertible Partnership Units.....          5,517           5,710
        Other consolidated partnerships...         32,760          35,286
                                                ------------   -------------
        Total other partnership interests.      $ 178,124       $ 181,030
                                                ============   =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

                                      Minority Interests      Minority Interests
                                       in Income (Loss)        in Income (Loss)
                                        for the Three            for the Six
                                        Months Ended             Months Ended
                                      ------------------      ------------------
                                       June 30,  June 30,     June 30,  June 30,
                Description              2007     2006         2007       2006
                                       --------  -------      --------  --------
     European joint ventures..........  $(2,065) $    -        $(5,819)  $    -
     European investors...............        -       -              -        -
     Convertible Partnership Units....       19     120             11      236
     Other consolidated partnerships..    4,167   3,950          8,309    7,402
                                       --------  -------      --------  --------
     Total other partnership interests  $ 2,121  $4,070       $  2,501  $ 7,638
                                       ========  =======      ========  ========

         Distributions paid to minority interests for the three months ended June 30, 2007 and 2006 were $4,856,000 and $3,636,000, respectively, and for the six months ended June 30, 2007 and 2006 were $10,357,000 and $7,348,000, respectively. Minority interests increased $1,917,000 as a result of the impact of foreign currency translation in the six months ended June 30, 2007.

         European Joint Ventures
         -----------------------

         Through the merger with Shurgard, we acquired two joint venture entities: First Shurgard SPRI ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Through a wholly-owned subsidiary, we have a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements. At June 30, 2007, First Shurgard and Second Shurgard had aggregate total assets of $523.5 million ($497.2 million at December 31, 2006), total liabilities of $356.1 million ($322.1 million at December 31, 2006), and credit facilities collateralized by assets with a net book value of $488.6 million ($461.6 million at December 31, 2006). At June 30, 2007, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than a commitment, to subscribe to up to $20 million and an additional $10.1 million as of June 30, 2007 in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

         On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. The exit procedure can, in certain circumstances, result in a third party acquiring the facilities owned by First and Second Shurgard, including our interest in these facilities. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure. On January 17, 2007, we filed an arbitration action with our joint venture partner related to our intention to terminate the joint venture early. As part of our efforts to resolve our dispute with our joint venture partner, we have entered into an agreement to exchange their interest in the joint ventures for shares in Shurgard Europe.

         European Investors
         ------------------

         On May  14,  2007,  one  of  our  European  subsidiaries  sold  limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA, ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests upon (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     Interests, we recorded a gain of $1,194,000 for the three and six months ended June 30, 2007, representing the excess of the sales proceeds less the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at June 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007.

         Convertible Partnership Units
         -----------------------------

         At June 30, 2007 and December 31, 2006, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

         Other Consolidated Partnerships
         -------------------------------

         The partnership agreements of the Other Consolidated Partnerships included in the table above have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

         In connection with the merger with Shurgard, we obtained partial equity interests in certain joint ventures. Following the merger with Shurgard, in 2006 we acquired the minority interests in certain of these joint ventures, for an aggregate of approximately $62,300,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 68 self-storage facilities. This acquisition was recorded as a reduction in minority interest totaling $12,177,000, with the remainder allocated to real estate ($50,123,000).

         In May 2007 we discontinued the consolidation of certain of these joint ventures due to our losing control of these entities. As a result, minority interest in income with respect to these joint ventures ceased effective May 2007, and $682,000 in minority interest was eliminated.

         The partnership agreements of the Shurgard Domestic Joint Ventures have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

         At June  30,  2007  and  December  31,  2006,  the  Other  Consolidated
     Partnerships reflect common equity interests that we do not own in 33 entities owning an aggregate of 117 self-storage facilities.

         Impact of SFAS No. 150
         ----------------------

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150"). This

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of setting an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

         The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair value of the Other Partnership Interests is approximately $450 million at December 31, 2006 and June 30, 2007.

11.  Shareholders' Equity
     --------------------

              Cumulative Preferred Shares

         At June 30, 2007 and December 31, 2006, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                   At June 30, 2007      At December 31, 2006
                                   --------------------  -----------------------
             Earliest
             Redemption  Dividend   Shares      Carrying  Shares        Carrying
   Series    Date        Rate       Outstanding   Amount  Outstanding     Amount
 ---------   ----------  -------  ------------- --------  -----------  ---------
                                             (Dollar amounts in thousands)

 Series V     9/30/07    7.500%       6,900    $ 172,500      6,900   $  172,500
 Series W     10/6/08    6.500%       5,300      132,500      5,300      132,500
 Series X    11/13/08    6.450%       4,800      120,000      4,800      120,000
 Series Y      1/2/09    6.850%   1,600,000       40,000  1,600,000       40,000
 Series Z      3/5/09    6.250%       4,500      112,500      4,500      112,500
 Series A     3/31/09    6.125%       4,600      115,000      4,600      115,000
 Series B     6/30/09    7.125%       4,350      108,750      4,350      108,750
 Series C     9/13/09    6.600%       4,600      115,000      4,600      115,000
 Series D     2/28/10    6.180%       5,400      135,000      5,400      135,000
 Series E     4/27/10    6.750%       5,650      141,250      5,650      141,250
 Series F     8/23/10    6.450%      10,000      250,000     10,000      250,000
 Series G    12/12/10    7.000%       4,000      100,000      4,000      100,000
 Series H     1/19/11    6.950%       4,200      105,000      4,200      105,000
 Series I      5/3/11    7.250%      20,700      517,500     20,700      517,500
 Series K      8/8/11    7.250%      18,400      460,000     18,400      460,000
 Series L    10/20/11    6.750%       9,200      230,000      9,200      230,000
 Series M      1/9/12    6.625%      20,000      500,000          -            -
 ---------   ---------- -------  ----------- -----------  ---------- -----------
   Total Cumulative
     Preferred Shares             1,732,600  $ 3,355,000  1,712,600  $ 2,855,000
                                 ========== ============ =========== ===========

         The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below,

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At June 30, 2007, there were no dividends in arrears and the Debt Ratio was 9.6%.

         Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our condensed consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

         On January 9, 2007, we issued 20,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 6.625% Cumulative Preferred Shares, Series M. The offering resulted in $500,000,000 of gross proceeds.

         During  2006,  we issued four series of  Cumulative  Preferred  Shares:
     Series H - issued January 19, 2006, net proceeds totaling $101,492,000, Series I - issued May 3, 2006, net proceeds totaling $501,601,000, Series K
     - issued August 8, 2006, net proceeds totaling $445,852,000 and Series L - issued October 20, 2006, net proceeds totaling $223,623,000.

         During 2006, we redeemed our Series R and Series S Cumulative Preferred Shares at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Shares, at par. The aggregated redemption value of $302,150,000 of these two series was classified as a liability at December 31, 2006 and repaid in the six months ended June 30, 2007.

         On  July  2,  2007,  we  issued   6,900,000   depositary   shares  each
     representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series N, for gross process of approximately $172,500,000.

         Equity Shares
         -------------

         The Company is authorized to issue 100,000,000 shares of Equity Shares of beneficial interest. The Articles of Amendment and Restatement of Declaration of Trust provide that the Equity Shares may be issued from time to time in one or more series and gives our Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

         Equity Shares, Series A
         -----------------------

         At June 30, 2007 and December 31, 2006, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A ranks on parity with common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or
     (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

         Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares representing the Equity Shares A before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each of the depositary shares will be convertible at the option of the shareholder

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     into .956 common shares. The depositary shares are otherwise not convertible into common shares. Holders of depositary shares vote as a single class with holders of our common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

         Equity Shares, Series AAA
         -------------------------

         In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA ("Equity Shares AAA") to the Consolidated Development Joint Venture. On November 17, 2005, upon the acquisition of Mr. Hughes' interest in PSAC, we owned 100% of the partnership interest in the Consolidated Development Joint Venture. For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation.

         Common Shares
         -------------

         During the six months ended June 30, 2007, we issued 216,532 common shares in connection with employee stock-based compensation.

         At June 30, 2007 and December 31, 2006, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

         Dividends
         ---------

         The following table summarizes dividends declared and paid during the six months ended June 30, 2007:

                                Distributions Per
                                Share or Depositary    Total Distributions
                                      Share
                                -------------------    -------------------
        Preferred Shares:
        -----------------
        Series T...............       $0.090           $   548,000
        Series U...............       $0.259             1,557,000
        Series V...............       $0.937             6,468,000
        Series W...............       $0.812             4,306,000
        Series X...............       $0.806             3,870,000
        Series Y...............       $0.856             1,370,000
        Series Z...............       $0.781             3,516,000
        Series A...............       $0.766             3,522,000
        Series B...............       $0.891             3,874,000
        Series C...............       $0.825             3,796,000
        Series D...............       $0.773             4,172,000
        Series E...............       $0.844             4,768,000
        Series F...............       $0.806             8,062,000
        Series G...............       $0.875             3,500,000
        Series H...............       $0.869             3,649,000
        Series I...............       $0.906            18,760,000
        Series K...............       $0.906            16,674,000
        Series L...............       $0.844             7,762,000
        Series M...............       $0.796            15,917,000
                                                    ----------------
                                                       116,091,000
        Common Shares:
        Equity Shares, Series A       $1.225            10,712,000
        Common ................       $1.000           170,018,000
                                                    ----------------
              Total dividends..                     $  296,821,000
                                                    ================

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         The dividend rate on our common shares was $0.50 per common share and $1.00 per common share for the three and six months ended June 30, 2007. The dividend rate on the Equity Share A was $0.6125 per depositary share and $1.225 per depositary share for the three and six months ended June 30, 2007, respectively.


12.  Segment Information
     -------------------

         Description of Each Reportable Segment
         --------------------------------------

         Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

         Our domestic self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S. Our European self-storage segment comprises our self-storage and associated activities owned by affiliated entities based in Europe.

         Our domestic ancillary operating segment represents all of our other segments, which are reported as a group, including (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties both directly and through our interest in PSB (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities,
     (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

         Measurement  of Segment  Income  (Loss) and  Segment  Assets - Domestic
         -----------------------------------------------------------------------
         Self-Storage and Domestic Ancillary
         -----------------------------------

         The domestic self-storage and domestic ancillary segments are evaluated by management based upon the net segment income of each segment. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, and corporate general and administrative expense. Interest and other income, interest expense, corporate general and administrative expense, minority interest in income and gains and losses on sales of real estate assets are not allocated to these segments because management does not utilize them to evaluate the results of operations of each segment. In addition, there is no presentation of segment assets for these other segments because total assets are not considered in the evaluation of these segments.

         Measurement of Segment Income (Loss) and Segment Assets - European
         ------------------------------------------------------------------
         Operations
         ----------

         The European segment operations are primarily independent of the other segments, with separate management, debt, financing activities, and capital allocation decisions. Accordingly, this segment is evaluated by management as a stand-alone business unit and the European segment presentation includes all of the revenues, expenses, and operations of this business unit, including interest expense paid to outside parties and general and administrative expense. Assets of our European operations at June 30, 2007, include real estate with a book value of approximately $1.5 billion ($1.4

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

     billion at December 31, 2006), intangibles with a book value of approximately $118 million ($161 million at December 31, 2006), and other assets with a book value of approximately $64 million ($65 million at December 31, 2006). At June 30, 2007, liabilities of our European operations include; intercompany payables of $503 million ($521 million at December 31, 2006), debt of $333 million ($724 million at December 31,
     2006) and accrued and other liabilities of $94 million ($108 million at December 31, 2006). At December 31, 2006, assets of our European operations included approximately $480 million in cash (of which approximately $429 million was utilized on January 2, 2007 to prepay the (euro)325M collateralized notes).

         Presentation of Segment Information
         -----------------------------------

         The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

For the three months ended June 30, 2007

                                                                                        Domestic       Other Items Not
                                                       Domestic         European       Ancillary        Allocated to       Total
                                                     Self-Storage      Operations      Operations        Segments       Consolidated
                                                    ---------------  --------------  --------------   ---------------- -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    364,859     $   46,357    $          -      $         -      $   411,216
   Ancillary operating revenue...................                -          4,324          32,653                -           36,977
   Interest and other income.....................                -              -               -              955              955
                                                    ---------------  --------------  --------------   ---------------- -------------
                                                           364,859         50,681          32,653              955          449,148
                                                    ---------------  --------------  --------------   ---------------- -------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          126,260         23,106               -                -          149,366
      Ancillary operations.......................                -          1,356          20,387                -           21,743
  Depreciation and amortization..................          127,459         39,202             940                -          167,601
  General and administrative.....................                -         12,022               -            9,443           21,465
  Interest expense...............................                -          5,232               -           11,475           16,707
                                                    ---------------  --------------  --------------   ---------------- -------------
                                                           253,719         80,918          21,327           20,918          376,882
                                                    ---------------  --------------  --------------   ---------------- -------------
Income (loss) from continuing operations before equity
  in earnings of real estate entities, gain on
  disposition of real estate investments, foreign
  currency exchange gain, income from derivatives and
  minority interest in income....................          111,140        (30,237)         11,326          (19,963)          72,266


Equity in earnings of real estate entities.......              558              -               -            2,224            2,782
Gain on disposition of real estate investments...                -              -               -            2,238            2,238
Foreign currency exchange gain...................                -          5,553               -                -            5,553
Income from derivatives, net.....................                -          1,771               -                -            1,771
Minority interest in (income) loss...............           (4,094)         1,973               -           (5,403)          (7,524)
                                                    ---------------  --------------  --------------   ---------------- -------------
Income (loss) from continuing operations.........          107,604        (20,940)         11,326          (20,904)          77,086
Discontinued operations..........................                -           (130)              -              148               18
                                                    ---------------  --------------  --------------   ---------------- -------------
Net income (loss)................................     $    107,604     $  (21,070)   $     11,326      $   (20,756)     $    77,104
                                                    ===============  ==============  ==============   ================ =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

For the three months ended June 30, 2006

                                                                                        Domestic      Other Items Not
                                                       Domestic         European        Ancillary       Allocated to       Total
                                                      Self-Storage     Operations      Operations         Segments      Consolidated
                                                    ----------------  -------------  --------------- ------------------ ------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    262,232     $       -      $         -      $       -        $  262,232
   Ancillary operating revenue...................                -             -           25,582              -            25,582
   Interest and other income.....................                -             -                -         10,047            10,047
                                                    ----------------  -------------  --------------- ------------------ ------------
                                                           262,232             -           25,582         10,047           297,861
                                                    ----------------  -------------  --------------- ------------------ ------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................           89,395             -                -              -            89,395
      Ancillary operations.......................                -             -           17,150              -            17,150
  Depreciation and amortization..................           47,808             -              772              -            48,580
  General and administrative.....................                -             -                -          6,975             6,975
  Interest expense...............................                -             -                -          1,872             1,872
                                                    ----------------  -------------  --------------- ------------------ ------------
                                                           137,203             -           17,922          8,847           163,972
                                                    ----------------  -------------  --------------- ------------------ ------------
Income from continuing operations before equity in
   earnings of real estate entities, gain on disposition
   of real estate investments and
   minority interest in income...................          125,029             -            7,660          1,200           133,889

Equity in earnings of real estate entities.......              484             -                -          2,640             3,124
Gain on disposition of real estate investments...                -             -                -            466               466
Minority interest in income......................           (4,070)            -                -         (4,658)           (8,728)
                                                    ----------------  -------------  --------------- ------------------ ------------
Income (loss) from continuing operations.........          121,443             -            7,660           (352)          128,751
Discontinued operations..........................                -                              -            111               111
                                                    ----------------  -------------  --------------- ------------------ ------------
Net income (loss)................................     $    121,443      $      -      $     7,660      $    (241)       $  128,862
                                                    ================  =============  =============== =================  ============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)


For the six months ended June 30, 2007

                                                                                       Domestic     Other Items Not
                                                        Domestic        European      Ancillary      Allocated to         Total
                                                      Self-Storage     Operations     Operations        Segments        Consolidated
                                                     ---------------  ------------   ------------- ------------------ --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    719,778     $   90,219      $        -      $         -     $    809,997
   Ancillary operating revenue...................                -          8,103          62,335                -           70,438
   Interest and other income.....................                -              -               -            3,080            3,080
                                                     ---------------  ------------   ------------- ------------------ --------------
                                                           719,778         98,322          62,335            3,080          883,515
                                                     ---------------  ------------   ------------- ------------------ --------------

Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          252,126         46,160               -                -          298,286
      Ancillary operations.......................                -          2,698          40,046                -           42,744
  Depreciation and amortization..................          264,010         78,202           1,870                -          344,082
  General and administrative.....................                -         14,729               -           23,252           37,981
  Interest expense...............................                -         10,330               -           23,185           33,515
                                                     ---------------  ------------   ------------- ------------------ --------------
                                                           516,136        152,119          41,916           46,437          756,608
                                                     ---------------  ------------   ------------- ------------------ --------------

Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, gain on disposition of real estate
   investments, foreign currency exchange gain, income
   from derivatives and minority
   interest in income............................          203,642        (53,797)         20,419          (43,357)         126,907

Equity in earnings of real estate entities.......            1,045              -               -            5,714            6,759
Casualty gain....................................            2,665              -               -                -            2,665
Gain on disposition of real estate investments...                -              -               -            2,238            2,238
Foreign currency exchange gain...................                -         10,593               -                -           10,593
Income from derivatives, net.....................                -          1,009               -                -            1,009
Minority interest in (income) loss...............           (8,286)         5,785               -          (10,806)         (13,307)
                                                     ---------------  ------------   ------------- ------------------ --------------

Income (loss) from continuing operations.........          199,066        (36,410)         20,419          (46,211)         136,864
Discontinued operations..........................                -           (130)              -              148               18
                                                     ---------------  ------------   ------------- ------------------ --------------
Net income (loss)................................     $    199,066     $  (36,540)     $   20,419      $   (46,063)    $    136,882
                                                     ===============  ============   ============= ================== ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

For the six months ended June 30, 2006

                                                                                       Domestic     Other Items Not
                                                       Domestic       European        Ancillary       Allocated to         Total
                                                      Self-Storage   Operations       Operations        Segments        Consolidated
                                                     --------------  -----------   --------------  ----------------- ---------------

                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    513,579     $     -      $          -      $       -      $    513,579
   Ancillary operating revenue...................                -           -            47,678              -            47,678
   Interest and other income.....................                -           -                 -         15,122            15,122
                                                     --------------  -----------   --------------  ----------------- ---------------
                                                           513,579           -            47,678         15,122           576,379
                                                     --------------  -----------   --------------  ----------------- ---------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          177,098           -                 -              -           177,098
      Ancillary operations.......................                -           -            32,424              -            32,424
  Depreciation and amortization..................           96,991           -             1,617              -            98,608
  General and administrative.....................                -           -                 -         13,754            13,754
  Interest expense...............................                -           -                 -          3,429             3,429
                                                     --------------  -----------   --------------  ----------------- ---------------
                                                           274,089           -            34,041         17,183           325,313
                                                     --------------  -----------   --------------  ----------------- ---------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of real estate
   investments and minority interest in income...          239,490           -            13,637         (2,061)          251,066

Equity in earnings of real estate entities.......              974           -                 -          5,616             6,590
Gain on disposition of real estate investments...                -           -                 -            466               466
Minority interest in income......................           (7,638)          -                 -         (8,249)          (15,887)
                                                     --------------  -----------   --------------  ----------------- ---------------
Income (loss) from continuing operations.........          232,826           -            13,637         (4,228)          242,235
Cumulative effect of a change in accounting
   principle.....................................                -           -                 -            578               578
Discontinued operations..........................                -                             -            265               265
                                                     --------------  -----------   --------------  ----------------- ---------------
Net income (loss)................................     $    232,826      $    -      $     13,637      $  (3,385)     $    243,078
                                                     ==============  ===========   ==============  ================= ===============

13.  Share-Based Compensation
     ------------------------

         Stock Options
         -------------

         We have various stock option plans (collectively referred to as the "PS Plans"). Under the PS Plans, the Company has granted non-qualified options to certain trustees, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of grant. Generally, options under the PS Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after December 31, 2002 vest generally over a five-year period) and expire between eight years and ten years after the date they became exercisable. The PS Plans also provide for the grant of restricted stock (see below) to officers, key employees and service providers on terms determined by an authorized committee of our Board.

         We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         For the three and six months ended June 30, 2007 we recorded $303,000 and $606,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $331,000 and $598,000, for the same periods in 2006.

         A total of 220,000 stock options were granted during the six months ended June 30, 2007, 177,938 shares were exercised, and no shares were forfeited. A total of 1,644,996 stock options were outstanding at June 30, 2007 (1,602,934 at December 31, 2006). The weighted average exercise price for the options outstanding at June 30, 2007 is $59.13 per share.

         Restricted Share Units
         ----------------------

         Outstanding restricted share units vest over a five or eight-year period from the date of grant at the rate of one-fifth or one-eighth per year, respectively. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted share units outstanding. Such compensation is accounted for as dividends paid. Any dividends paid on units which are subsequently forfeited are expensed. Upon vesting, the employee receives common shares equal to the number of vested restricted share units in exchange for the units.

         The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the vesting period as compensation expense. The related employer portion of payroll taxes is expensed as incurred. Until December 31, 2005 (see below), forfeitures were recognized as experienced, reducing compensation expense.

         Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying condensed consolidated statement of income for the six months ended June 30, 2006.

         Outstanding restricted share units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period. For purposes of the disclosures that follow, "fair value" on any particular date reflects the closing market price of our common shares on that date.

         During the six months ended June 30, 2007, 169,925 restricted share units were granted, 57,694 restricted share units were forfeited, and 58,274 restricted share units vested. This vesting resulted in the issuance of 38,594 shares of the Company's common shares. In addition, cash compensation was paid to employees in lieu of 19,680 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

         At June 30, 2007, approximately 670,427 restricted share units were outstanding (616,470 at December 31, 2006). A total of $2,057,000 and $4,262,000 in restricted share expense was recorded for the three and six months ended June 30, 2007, respectively, as compared to $1,160,000 and $2,429,000, for the same periods in 2006.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

14.  Related Party Transactions
     --------------------------

         Relationships and transactions with the Hughes Family
         -----------------------------------------------------

         Mr. Hughes and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our common shares outstanding at June 30, 2007. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

         Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the six months ended June 30, 2007 and 2006, respectively, we received $418,000 and $505,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

         The Company and Mr. Hughes are co-general partners in certain consolidated entities and affiliated entities of the Company that are not consolidated. The Hughes Family also owns limited partnership interests in certain of these entities. The Company and the Hughes Family receive distributions from these partnerships in accordance with the terms of the partnership agreements.

         Other Related Party Transactions
         --------------------------------

         Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

         Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $19,000, and $37,000 for the three and six months ended June 30, 2007, respectively, compared to $18,000 and $31,000 for the three and six months ended June 30, 2006, respectively.

         PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $182,000, and $365,000 for the three and six months ended June 30, 2007, respectively, as compared to $146,000 and $295,000 for the three and six months ended June 30, 2006, respectively, in management fees with respect to PSB's property management services. At June 30, 2007, included in other assets are normal recurring amounts owed to PSB of $385,000 ($871,000 at December 31, 2006), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

         PSB recently acquired commercial facilities which included self-storage space. We are managing this self-storage space for them for a management fee of 6% of revenues. We recorded management fees with respect to these facilities amounting to $12,000 and $24,000 for the three and six months ended June 30, 2007 (none for the same period in 2006).

         Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $76,000 and $152,000 for the three and six months ended June 30, 2007, respectively, as compared to $80,000 and $160,000 for the three and six months ended June 30, 2006, respectively.

                               PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $682,000 and $1,296,000 for the three and six months ended June 30, 2007, respectively, as compared to $676,000 and $1,267,000 for the three and six months ended June 30, 2006, respectively.

         Stor-RE, a consolidated entity, and third party insurance carriers provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS
     Canada owns a 2.2% interest and PSB owns a 4.0% interest in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, Stor-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

         On May 14, 2007, one of our European subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Europe, also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,194,000 for the three and six months ended June 30, 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at June 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007.

15.  Commitments and Contingencies
     -----------------------------

         Legal Matters
         -------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court
         --------------------------------------------------------------------
         of California - Orange County)
         ------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
     v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

                               PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         Based upon the uncertainty inherent in any putative class action, we cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, we filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. We are vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Drake  v.  Shurgard  Storage  Centers,   Inc.  (filed  September  2002)
         -----------------------------------------------------------------------
         (Superior Court of California - Orange County)
         ----------------------------------------------

         This is a companion case to the Serrao matter discussed above. The plaintiff alleges the same set of operative facts and seeks the same relief as in Serrao against Shurgard Storage Centers, Inc. ("Shurgard"), whose liability Public Storage assumed following the merger of Public Storage and Shurgard on August 22, 2006. In June 2007, the Court certified a class of all Shurgard renters who rented a storage unit at a Shurgard facility in California that was smaller than represented. The maximum potential liability cannot presently be estimated. We intend to vigorously contest the substantive merits of the class certification while seeking an appellate writ challenging the Court's certification of the class.

         Potter,  et al v. Hughes,  et al (filed  December  2004) (United States
         -----------------------------------------------------------------------
         District Court - Central District of California)
         ------------------------------------------------

         In November 2002, a shareholder of the Company made a demand on our Board challenging the fairness of the Company's acquisition of PS Insurance Company, Ltd. ("PSIC") and related matters. PSIC was previously owned by the Hughes Family. In June 2003, following the filing by the Hughes Family of a complaint for declaratory relief asking the court to find that the acquisition of PSIC and related matters were fair to the Company, it was ruled that the PSIC transaction was just and reasonable as to the Company and holding that the Hughes Family was not required to make any payment to the Company.

         At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In July 2006, the Court granted the defendants' motion to dismiss the amended Complaint without leave to amend. In August 2006, Plaintiffs filed a notice of appeal of the Court's decision. The appeal is currently pending. We believe the litigation will not have any financially adverse effect on the Company (other than the costs and other expenses relating to the lawsuit).

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

         The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only.

                               PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         Simas v. Public  Storage,  Inc. (filed January 2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

         The plaintiff brought this action against the Company on behalf of a purported class who bought insurance coverage at the Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. The case was therefore dismissed. The plaintiff has appealed the trial court's ruling.

         Other Items
         -----------

         We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon our operations or financial position.

         Insurance and Loss Exposure
         ---------------------------

         We have historically carried comprehensive insurance, including property, earthquake, general liability and workers compensation, through nationally recognized insurance carriers and through our captive insurance programs. Our insurance programs also insure affiliates of the Company. Our estimated maximum annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $37 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $75 million for property coverage including earthquake coverage ((euro)25 million for Europe) and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

         Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At June 30, 2007, we had approximately 458,000 reinsured policies outstanding representing aggregate coverage of approximately $1.2 billion.

         Development and Acquisition of Real Estate Facilities
         -----------------------------------------------------

         We currently have 56 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $279 million of which $98,645,000 has been spent at June 30, 2007. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

         As of August 8, 2007, we are under contract to purchase five self-storage facilities (total approximate net rentable square feet of 395,000) at an aggregate cost of approximately $44 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that these facilities will be acquired.

                               PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         Operating Lease Obligations
         ---------------------------

         We lease trucks, land, equipment and office space. At June 30, 2007, the future minimum rental payments required under our operating leases for the years ending December 31, principally representing amounts payable under land leases for our European subsidiaries, are as follows (amounts in thousands):

  2007 (remainder of).......................    $   13,287
  2008......................................        18,898
  2009......................................        15,857
  2010......................................        11,966
  2011......................................        10,430
  Thereafter................................       193,608
                                                ----------
                                                $  264,046
                                                ==========

         We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties. Certain of our European land operating leases have indefinite terms or extension options exercisable at the discretion of the lessee. For such land leases we have disclosed operating lease obligations over the estimated useful life of the related property.

         Expenses under operating leases were approximately $7,319,000and $14,771,000 for the three and six months ended June 30, 2007, respectively, as compared to $2,389,000 and $4,570,000 for the three and six months ended June 30, 2006, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

16.  Income Taxes
     ------------

         For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2007 and, accordingly, no provision for income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.

         Domestic operations other than rental real estate are primarily conducted through taxable REIT subsidiaries. Income of our taxable REIT subsidiaries is subject to federal, state and local income taxes.

         As of August 22, 2006, the date of the Shurgard merger, the Company consolidates the income tax provision of the former Shurgard domestic and European activities, the latter of which are subject to income taxes in the jurisdictions of the countries where they operate.

         We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes
     - an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

         Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006 and the first and second quarters of 2007.

                               PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007
                                  (Unaudited)

         We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

17.  Subsequent Events
     -----------------

         On July 2, 2007, we issued 6,900,000 depositary shares, with each depositary share representing 1/1,000 of a 7.000% Cumulative Preferred Share of Beneficial Interest, Series N, for aggregate gross proceeds of $172.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans", "would", "should," "may", "estimates" and similar expressions. These forward-looking statements are made pursuant to the safe-harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on these forward-looking statements as predictions of future events.

         Factors and risks that may impact future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage, Inc. Annual Report on Form 10-K for the year ended December 31, 2006 and in our other filings with the Securities and Exchange Commission. These risks include the following: changes in general economic conditions and in the markets in which we operate; the impact of competition from new and existing storage and commercial facilities and other storage alternatives; difficulties in our ability to successfully evaluate, finance and integrate acquired and developed properties into our existing operations; risks associated with international operations; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing REITs; difficulties in raising capital at reasonable rates; delays in the development process; and economic uncertainty due to the impact of war or terrorism.

         We  caution  you  not  to  place  undue  reliance  on   forward-looking
statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward looking statements, including those in this report, are qualified in their entirely by this statement. We assume no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.

         CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our condensed consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying Real Estate Investment Trust ("REIT") under the Internal Revenue Code and applicable state laws. We also believe that Shurgard qualified as a REIT. A qualifying REIT generally does not pay corporate level income taxes on its taxable income that is distributed to its shareholders, and accordingly, we do not pay income tax on the share of our taxable income that is distributed to our shareholders.

         We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations. This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There can be no assurance that we would be entitled to any statutory relief. In addition, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities.

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of long-lived assets, including real estate and other intangible assets. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 15 to our condensed consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At June 30, 2007, we had approximately 458,000 reinsured policies in the United States outstanding representing aggregate coverage of approximately $1.2 billion.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 15 to our condensed consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

         VALUATION OF DERIVATIVES: As described in our Significant Accounting Policies in Note 2 to our condensed consolidated financial statements, our derivative instruments are not considered effective hedges. Accordingly, any changes in value of these derivatives are reflected as an increase or decrease in net income. The determination of the value of derivatives is based upon significant judgment and assumptions including interest rates, currency rates, and expected rates of return. The actual value of derivative instruments is dependent upon many factors that our judgments and assumptions may not consider, or may not consider effectively.

         EUROPEAN NET OPERATING LOSSES - INCOME TAX TREATMENT: The Shurgard European real estate operations generated significant operating losses from inception to the date of our merger with Shurgard. We recorded a deferred tax asset arising from the net operating loss carryforward as of the date of acquisition, and concluded that a valuation allowance was required for the net amount of the deferred tax asset. To the extent that we determine the valuation allowance is no longer required, the change in the valuation allowance will first be treated as a reduction of goodwill and other intangible assets related to the Shurgard merger before being treated as a reduction to the provision for income taxes.

         VALUATION  OF  ASSETS  AND  LIABILITIES  ACQUIRED  IN THE  MERGER  WITH
SHURGARD: In recording the merger with Shurgard, we have estimated the value of real estate, intangible assets, debt, and the other assets and other liabilities of Shurgard that we acquired. In addition, we have estimated the fair market value of the 38.9 million shares that we issued to the Shurgard shareholders. These value estimates are based upon many assumptions, including interest rates, market values of land and buildings in the United States and Europe, estimated future cash flows from the tenant base in place, and the recoverability of certain assets. While we believe that the assumptions we used are reasonable, these assumptions are subject to a significant degree of judgment, and others could come to materially different conclusions as to value. If these assumptions were computed differently, our depreciation and amortization expense, interest expense, real estate, debt, and intangible assets could be materially different.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007:

         Net income for the three months ended June 30, 2007 was $77,104,000 compared to net income of $128,862,000 for the same period in 2006, representing a decrease of $51,758,000. This decrease is primarily due to increased amortization expense totaling $70.9 million due to the amortization of certain intangible assets acquired in our merger with Shurgard Storage Centers, Inc. ("Shurgard"), which closed on August 22, 2006, combined with an increase of $35.7 million in depreciation expense related to facilities acquired in the merger. In addition, during the three months ended June 30, 2007, our general and administrative expense increased significantly as we incurred $9.6 million in expenses related to our proposed offering of shares in our European business and $2.0 million of expenses related to our reorganization as a Maryland real estate investment trust (a "Maryland REIT").

         The negative impacts to our net income from the above mentioned items were partially offset by improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, as well as continued growth in our recently acquired self-storage facilities including the facilities acquired in the merger with Shurgard.

         Our Same Store net operating income, before depreciation expense, increased by approximately $2,224,000 to $151,927,000, or 1.5%, as a result of a 1.7% improvement in revenues partially offset by a 2.1% increase in cost of operations. Aggregate net operating income for our newly developed and recently expanded and acquired facilities (other than the Shurgard facilities) increased by approximately $2,968,000 to $26,102,000 compared to the same period in 2006. This increase was largely due to the impact of facilities acquired in 2005, 2006 and 2007, combined with continued fill-up of our newly developed and expansion facilities. For those facilities that were acquired in the Shurgard merger, net operating income was approximately $83,821,000 for the quarter ended June 30, 2007. Our expanded media advertising, along with our aggressive pricing and promotional discount programs, increased our entire domestic portfolio's (including the Shurgard portfolio for all periods presented) average occupancy to 89.7% for the second quarter 2007 compared to 88.6% last year and 87.5% in the first quarter 2007. The overall occupancy at the end of June 2007 was 90.6% compared to 89.3% last year.

         For the three months ended June 30, 2007, we had a net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) of $14,433,000 or $0.08 per common share on a diluted basis compared to income of $71,130,000 or $0.55 per common share on a diluted basis for the same period in 2006, representing a decrease of $56,697,000 or $0.47 per diluted common share, or 84.6%. The decreases in net income allocable to common shareholders on an aggregate and per-share basis are due primarily to the impact of the factors described above, combined with an increase in income allocated to preferred shareholders, as described below.

         For the three months ended June 30, 2007 and 2006, we allocated $57,315,000 and $52,376,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities.

         Weighted average diluted shares increased to 170,213,000 for the three months ended June 30, 2007 from 129,062,000 for the three months ended June 30, 2006. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, as well as the exercise of employee stock options assumed in the merger with Shurgard.

FOR THE SIX MONTHS ENDED JUNE 30, 2007:

         Net income for the six months ended June 30, 2007 was $136,882,000 compared to $243,078,000 for the same period in 2006, representing a decrease of $106,196,000. This decrease is primarily due to increased amortization expense totaling $156.7 million due to the amortization of certain intangible assets acquired in our merger with Shurgard combined with an increase of $71.4 million in depreciation expense related to facilities acquired in the merger. In addition, during the six months ended June 30, 2007, our general and administrative expense increased significantly as we incurred $9.6 million in expenses related to our proposed offering of shares in our European business, $2.0 million of expenses related to our reorganization as a Maryland REIT, and $5.3 million in integration expenses related to the merger.

         These items were partially offset by improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities along with continued growth in our recently acquired self-storage facilities (including the facilities acquired from Shurgard).

         Same Store net operating income, before depreciation expense, increased by $6,578,000 to $299,776,000, or 2.2%, as a result of a 2.3% improvement in revenues partially offset by a 2.4% increase in cost of operations. Aggregate net operating income for our newly developed, acquired and expansion self-storage facilities (excluding the Shurgard facilities) increased by approximately $7,722,000 to $51,005,000. We earned an aggregate of $160,930,000 in net operating income with respect to the facilities acquired from Shurgard.

         Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $10,079,000 or $0.06 per common share on a diluted basis for the six months ended June 30, 2007 compared to $133,375,000 or $1.03 per common share on a diluted basis for the same period in 2006, representing a decrease of $0.97 per common share, or 94.2%. The decrease in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, combined with an increase in income allocated to preferred shareholders, as described below.

         For the six months ended June 30, 2007 and 2006, we allocated $116,091,000 and $98,991,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly preferred securities issued.

         Weighted average diluted shares increased to 170,275,000 for the six months ended June 30, 2007 from 129,037,000 for the six months ended June 30, 2006. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the merger with Shurgard, as well as the exercise of employee stock options assumed in the merger with Shurgard.

REAL ESTATE OPERATIONS

         DOMESTIC SELF-STORAGE OPERATIONS: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 81% of our total revenues generated for each of the three and six month periods ended June 30, 2007. Rental income with respect to our domestic self-storage operations has grown from $262 million and $514 million for the three and six months ended June 30, 2006, respectively, to $365 million and $720 million for the three and six months ended June 30, 2007, respectively, representing increases of $103 million, or approximately 39% for the three months ended June 30, 2007 and $206 million, or approximately 40% for the six months ended June 30, 2007. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned prior to January 1, 2005 (our "Same Store" facilities), and the addition of new facilities to our portfolio, either through our acquisition or development activities.

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of these three groups, our Same Store group, acquisition facilities and development facilities.

Domestic self - storage operations summary:

                                                     Three Months Ended                      Six Months Ended
                                                          June 30,                              June 30,
                                                   ------------------------ ---------- ------------------------ -----------
                                                                            Percentage                          Percentage
                                                      2007         2006       Change      2007         2006       Change
                                                   ------------ ----------- ---------- ----------- ------------ -----------
                                                                           (Dollar amounts in thousands)
 Rental income:
    Same Store Facilities.......................   $   230,161  $   226,352      1.7%  $  455,838  $   445,649       2.3%
    Acquired Facilities.........................       107,087       11,510    830.4%     209,710       20,843     906.1%
    Development Facilities......................        27,611       24,370     13.3%      54,230       47,087      15.2%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
      Total rental income.......................       364,859      262,232     39.1%     719,778      513,579      40.1%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
 Cost of operations before depreciation and
     amortization (a):
    Same Store Facilities.......................        78,234       76,649      2.1%     156,062      152,451      2.4%
    Acquired Facilities.........................        37,793        4,043    834.8%      76,008        7,516     911.3%
    Development Facilities......................        10,233        8,703     17.6%      20,056       17,131      17.1%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
       Total cost of operations.................       126,260       89,395     41.2%     252,126      177,098      42.4%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
 Net operating income before depreciation and
     amortization(a):
    Same Store Facilities.......................       151,927      149,703      1.5%     299,776      293,198       2.2%
    Acquired Facilities.........................        69,294        7,467    828.0%     133,702       13,327     903.2%
    Development Facilities......................        17,378       15,667     10.9%      34,174       29,956      14.1%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
    Total net operating income before
         depreciation and amortization (a)......       238,599      172,837     38.0%     467,652      336,481      39.0%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
 Depreciation and amortization expense:
    Same Store Facilities.......................       (40,391)     (39,298)     2.8%     (80,797)     (80,349)      0.6%
    Acquired Facilities.........................       (77,451)      (2,658)  2813.9%    (167,183)      (5,244)   3088.1%
    Development Facilities......................        (9,617)      (5,852)    64.3%     (16,030)     (11,398)     40.6%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
    Total depreciation and amortization expense.      (127,459)     (47,808)   166.6%    (264,010)     (96,991)    172.2%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
 Net operating income (loss):
    Same Store Facilities.......................       111,536      110,405      1.0%     218,979      212,849       2.9%
    Acquired Facilities.........................        (8,157)       4,809   (269.6)%    (33,481)       8,083    (514.2)%
    Development Facilities......................         7,761        9,815    (20.9)%     18,144       18,558      (2.2)%
                                                   ------------ ----------- ---------- ----------- ------------ -----------
    Total net operating income..................   $   111,140  $   125,029    (11.1)% $  203,642  $   239,490     (15.0)%
                                                   ============ =========== ========== =========== ============ ===========

 Weighted average square foot occupancy during
    the period..................................         89.7%        90.3%     (0.7)%      88.0%        89.4%      (1.6)%
 Number of self-storage facilities (at end of
    period).....................................                                            1,973        1,492       32.2%
 Net rentable square
 feet (in thousands, at end
    of period):.................................                                          123,683       91,579       35.1%


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. See Note 12 to our June 30, 2007 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         In the discussion that follows, we present realized annual rent per occupied square foot, which is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square footage for the period. We also present annualized rental income per available square foot ("REVPAF"), which represents annualized rental income, before late charges and administrative fees, divided by total available net rentable square feet. Late charges and administrative fees are excluded to more effectively measure our ongoing level of revenue associated with the leasing of the units.

         In the above table, the significant increases in revenues and cost of operations, in the three and six months ended June 30, 2007 as compared to the same periods in 2006, are primarily due to the acquisition of self-storage facilities in connection with the merger with Shurgard which was completed on August 22, 2006 (see Note 3 to the condensed consolidated financial statements). As a result of the merger, we acquired interests in 487 self-storage facilities (32.3 million net rentable square feet) located in the United States, including 459 wholly-owned facilities and 28 facilities owned by joint ventures in which we have an interest. The operating results of all of the facilities acquired in the merger and located in the United States are included in our financial statements and in the above table for the period we owned the facilities.

         Immediately preceding the close of the merger, all of the acquired facilities in the United States were integrated into our property management systems, centralized pricing systems, national call center, and website. Temporary signage, re-branding the facilities from "Shurgard" to "Public Storage", was also put into place immediately after the close of the merger.

         Our property management personnel worked diligently to absorb this large acquisition of facilities. Training and hiring new property managers were key elements for the successful integration process. New employees needed to be trained on how to use our property management systems and follow our operating policies and procedures. As expected in a merger of this nature, immediately following the close of the merger, turnover at the property manager level was higher than we normally experience. In anticipation of such turnover, we began to hire additional "bench" property managers in the second quarter of 2006 to fill openings when turnover occurred. Although this strategy was effective at keeping properties opened for business, it did result in incurring additional payroll costs in the second, third and fourth quarters of 2006 due to the additional head count.

         As a result of the merger, the amount of vacant space increased significantly in our system. The acquired Shurgard portfolio of 487 facilities in the United States had an aggregate average square foot occupancy of 84.4% at August 31, 2006, which was 530 basis points below the 89.7% for the existing Public Storage portfolio. Average rental rates were approximately the same for each of the portfolios. Our goal has been to increase our overall portfolio occupancy in order to be in a position to drive rental rates. The primary focus in meeting our goal has been to work to improve the Shurgard portfolio's overall occupancy level to the occupancy level experienced by our existing portfolio.

         In order to increase move-in volumes and ultimately increase occupancy levels as quickly as possible, and because there is typically low seasonal demand in the fourth and first quarters, we were much more aggressive at reducing our pricing, and increasing promotional discounts and marketing programs during the fourth quarter of 2006 and the first six months of 2007. We have substantially increased our media advertising expenditures to $10.6 million and $17.2 million for the three and six months ended June 30, 2007 as compared to $3.5 million and $8.6 million, respectively, in the same periods in 2006.

         We have made significant progress in improving the occupancy level of the Shurgard portfolio. However, this improvement has come somewhat at the expense of reduced rates, and has also resulted in a reduction in Same-Store occupancies and rates. We believe that the more aggressive pricing and discounting at the Shurgard properties, combined with the fact that the Shurgard properties have relatively more vacant spaces to rent, has resulted in shifting of new tenant flow from our existing portfolio to the Shurgard properties during the past nine months, putting some pressure on occupancies and rental rate growth for the Same Store facilities.

         Short-term occupancy increases, like those we have experienced in the Shurgard portfolio, tend to result in a higher proportion of short-term tenants and a resulting increase in move-out ratios, which subsides over time. We believe this is related to the nature of the occupancy stabilization process, which we have observed to have two principal stages -- first, the physical fill-up of the facilities, then the achievement of a stable tenant base with historical levels of move-outs, as successive groups of tenants move in, the tenants in such groups with short-term needs (such as moving) move out, and the tenants with long-term storage needs remain.

         It is often difficult to see the benefits of the strategy we are employing to increase occupancies in our short-term operating results, because promotional discounts and marketing expense adversely affect earnings in the month the customer moves in, while the revenue from these tenants are reflected in our operating results throughout their tenancy. However, we expect that, as occupancies for the Shurgard facilities continue to approach the Public Storage historical levels, and as we continue to achieve a tenant base with historical move-out rates, the more aggressive pricing and discounting at the Shurgard properties can subside, providing rental rate growth and putting less pressure on the Public Storage same-store portfolio. We believe that achieving our goal of high occupancies with a stabilized tenant base will positively impact our future operating income by a) allowing us to reduce customer acquisition costs such as advertising and promotion, as we will have to attract fewer new tenants to replace vacating tenants and b) allowing us to be more aggressive in raising rental rates to new and existing tenants.

         In addition to our strategy to increase Shurgard occupancies, our operating results have been, and will continue to be, impacted by the general economic trends that affect self-storage. While it is difficult to quantify the impact of these economic trends, and even more difficult to predict what the impact will be in the future, we do believe that several such factors, including the slowdown in the national housing market as well as reduced year-over-year demand in markets which had enhanced self-storage demand in 2005 and 2006 due to the hurricanes (such as in Florida), have impacted our operating results.

         We expect to continue with aggressive pricing, promotional discounts and marketing in the third quarter to continue to drive improvement in our overall occupancy levels. We expanded our media programs in the second quarter of 2007 and were on television in approximately 25 markets versus 14 markets in the second quarter of 2006, along with national cable and selected radio. Future media advertising expenditures after the third quarter of 2007 are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         We continue to believe that the acquisition of the Shurgard portfolio provides operational efficiencies, specifically in the areas of marketing, national call center, and indirect overhead costs that support the operations of the facilities. We do not believe that these efficiencies are fully realized due to the recent integration, increased property manager head count and increased marketing costs, as noted above.

         Domestic - Same Store Facilities

         We increased the number of facilities included in the Same Store Facilities from 1,266 facilities at December 31, 2006 to 1,316 facilities at June 30, 2007. The increase in the Same Store pool of facilities is due to the inclusion of 79 facilities previously classified as either Acquired or Development facilities and the removal of 29 facilities that are now classified as Development facilities. The facilities included in the Same Store Facilities are all stabilized and have been owned since January 1, 2005 and will therefore provide meaningful comparative data for 2005, 2006 and 2007. The 29 facilities that have been classified as Expansion facilities are facilities that are either currently undergoing repackaging activities or are expected to commence such activities during 2007, and accordingly, will no longer provide meaningful comparative data for 2005, 2006 and 2007.

         As a result of the increase in the number of Same Store Facilities, comparisons should not be made between information presented in our 2006 reports for the 1,266 Same Store Facilities and the current 1,316 Same Store Facilities to identify trends in occupancies, realized rents per square foot, or other operating trends.

         The Same Store Facilities contain approximately 77.8 million net rentable square feet, representing approximately 63% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities." The following table sets forth additional operating data with respect to the Same Store Facilities:


SAME STORE FACILITIES                                      Three Months Ended                       Six Months Ended
                                                                June 30,                                June 30,
                                                        ------------------------- -----------  ------------------------- -----------
                                                                                   Percentage                             Percentage
                                                            2007         2006        Change        2007         2006        Change
                                                        ------------  ----------- -----------  ------------ ------------ -----------
                                                               (Dollar amounts in thousands, except weighted average amounts)

Rental income......................................     $   220,056   $  216,347      1.7%     $   435,783  $   426,152      2.3%
Late charges and administrative fees collected.....          10,105       10,005      1.0%          20,055       19,497      2.9%
                                                        ------------  ----------- -----------  ------------ ------------ -----------
   Total rental income.............................         230,161      226,352      1.7%         455,838      445,649      2.3%
                                                        ------------  ----------- -----------  ------------ ------------ -----------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................          16,098       16,624     (3.2)%         32,239       32,143      0.3%
     Property taxes................................          21,630       20,730      4.3%          44,501       42,718      4.2%
     Repairs and maintenance.......................           7,016        7,437     (5.7)%         14,057       14,541     (3.3)%
     Advertising and promotion.....................           9,161        7,058     29.8%          15,889       14,021     13.3%
     Utilities.....................................           5,112        4,734      8.0%          10,540        9,929      6.2%
     Property insurance............................           2,377        3,343    (28.9)%          4,831        5,305     (8.9)%
     Telephone reservation center..................           2,182        2,204     (1.0)%          4,251        4,247      0.1%
     Other cost of management......................          14,658       14,519      1.0%          29,754       29,547      0.7%
                                                        ------------  ----------- -----------  ------------ ------------ -----------
   Total cost of operations........................          78,234       76,649      2.1%         156,062      152,451      2.4%
                                                        ------------  ----------- -----------  ------------ ------------ -----------
Net operating income before depreciation and
amortization (e)...................................         151,927      149,703      1.5%         299,776      293,198      2.2%
Depreciation and amortization......................         (40,391)     (39,298)     2.8%         (80,797)     (80,349)     0.6%
                                                        ------------  ----------- -----------  ------------ ------------ -----------
 Net operating income..............................     $   111,536   $  110,405      1.0%     $   218,979  $   212,849      2.9%
                                                        ============  =========== ===========  ============ ============ ===========
Gross margin (before depreciation and amortization)           66.0%        66.1%     (0.2)%          65.8%        65.8%      0.0%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................           91.5%        92.1%     (0.7)%          90.6%        91.1%     (0.5)%
   Realized annual rent per occupied square foot (b)    $     12.37   $    12.08      2.4%     $     12.37  $     12.03      2.8%
   REVPAF (c)......................................     $     11.32   $    11.13      1.7%     $     11.21  $     10.96      2.3%

 Weighted average at June 30:
   Square foot occupancy...........................                                                  92.2%        92.6%     (0.4)%
   In place annual rent per occupied square foot (d)                                           $     13.69  $     13.33      2.7%
Total net rentable square feet (in thousands)......                                                 77,782       77,782        -


(a) Square foot occupancies represent weighted average occupancy levels over the entire period.

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(c) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, prior to late charges and administrative fees, divided by total available net rentable square feet.

(d) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

(e) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 12 to our June 30, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         Rental income increased approximately 1.7% and 2.3% in the three and six months ended June 30, 2007 as compared to the same periods in 2006. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 2.4% and 2.8% higher in the three and six months ended June 30, 2007 as compared to the same periods in 2006, offset partially by lower occupancy levels.

         In the beginning of 2006, the quarterly year-over-year growth in rental income was consistent for each quarter, as rental income growth was 5.5% for the quarter ended March 31, 2006, and started accelerating to 5.9% for the quarter ended June 30, 2006 and 6.3% for the quarter ended September 30, 2006. For the quarter ended December 31, 2006, the year-over-year growth in rental income slowed to 3.5%. In 2007, rental income for the quarters ended March 31, 2007 and June 30, 2007 were 2.9% and 1.7%, respectively. This reduction in growth was the result of lower occupancy levels combined with a reduction in year-over-year growth in realized rents.

         It is difficult for us to pinpoint the exact causes for this slow down and the degree to which such causes have negatively affected the growth in rental income. We believe, however, that the reduction was due to a number of factors including; (i) the increased number of vacant spaces added to our overall system as a result of the Shurgard merger and our aforementioned focus on improving the occupancies of the Shurgard portfolio, (ii) hurricane activity that created unusual demand for storage space in our Florida markets in 2005 and 2004, making year-over-year trends in 2007 less favorable, (iii) general economic conditions, specifically the slow down in housing sales and moving activity, and (iv) increased competition. Many of these factors are beyond our control.

         As indicated above, it is our objective to close the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio and achieve a stabilized tenant base. We believe, at least in the short term, this strategy will continue to put pressure on occupancies and rental rate growth on our existing Same Store facilities as demand appears to have shifted somewhat to the acquired Shurgard facilities as we adjust the level of discounts and monthly rents at the acquired Shurgard facilities to accelerate occupancy growth. Notwithstanding, it is important for us to maintain our occupancy levels in our Same Store portfolio; accordingly, we have adjusted rental rates and the level of promotional discounts offered to new tenants as a means to expand move-in volumes throughout the entire portfolio. It has been, and will continue to be, challenging in the near term to maintain occupancy levels at our Same Store group of facilities, while at the same time trying to continue to improve the occupancy levels of the acquired Shurgard facilities. As a result of these factors and our aggressive pricing and discounting to drive customer volumes, compared to modest discounting in the third quarter of 2006, and despite expanded marketing expenditures described below, we expect continued modest revenue growth in the Public Storage Same Store pool of properties in the third quarter of 2007.

         Cost of operations (excluding depreciation and amortization) increased by 2.1% and 2.4% in the three and six months ended June 30, 2007 as compared to the same periods in 2006.

         Payroll expense has decreased 3.2% in the three months ended June 30, 2007 and increased 0.3% in the six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The decrease experienced in the three months ended June 30, 2007 is primarily due to a reduction in payroll hours incurred, offset partially by higher wage rates.

         Property tax expense increased 4.3% and 4.2% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to higher assessments.

         Repairs and maintenance expenditures decreased 5.7% and 3.3% in the three and six months ended June 30, 2007, respectively. We expect repairs and maintenance expenditures to be higher in the remainder of 2007 as compared to the same period in 2006.

         Advertising and promotion is comprised principally of media (television and radio), yellow page, and internet advertising. Our Same Stores pro rata share of advertising and promotion costs increased 29.8% and 13.3% in the three and six months ended June 30, 2007 as compared to the same periods in 2006.

         Media advertising for the Same Store properties increased from $2,802,000 in the three months ended June 30, 2006 to $5,332,000 in the three months ended June 30, 2007, notwithstanding the substantially higher increase in aggregate media advertising expenditures increased as discussed above, due to the impact of allocation of these expenditures over a larger pool of properties in the three months ended 2007. We expect to continue with aggressive pricing, promotional discounts and marketing in the third quarter to continue to drive improvement in our overall occupancy levels. We expanded our media programs in the second quarter of 2007 and were on television in approximately 25 markets versus 14 markets in the second quarter of 2006, along with national cable and selected radio. Future media advertising expenditures after the third quarter of 2007 are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and internet advertising.

         Our internet advertising expenses were $885,000 and $1,339,000 in the three and six months ended June 30, 2006, respectively, to $724,000 and $1,547,000 in the three and six months ended June 30, 2007, respectively. We expect that internet advertising will continue to grow as that marketing channel becomes a more important source of new tenants.

         Same-store yellow page advertising expenditures have remained relatively stable in the three and six months ended June 30, 2007 versus the same periods in 2006. Certain efficiencies related to the merger with Shurgard should be reflected in the third and fourth quarters of 2007, specifically the allocation of costs over a larger pool of properties.

         Utility expenses increased 8.0% and 6.2% in the three and six months ended June 30, 2007, respectively, due principally to higher energy costs as compared to the same periods in 2006. These levels of increases are expected to persist during 2007.

         Insurance expense decreased 28.9% and 8.9% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006 reflecting significant decreases in property insurance resulting primarily from the softer insurance markets.

         Telephone reservation center costs were $2,204,000 and $4,247,000 in the three and six months ended June 30, 2006, respectively, and $2,182,000 and $4,251,000 in the three and six months ended June 30, 2007, respectively. During the last half of 2006, we began to realize certain benefits from increased staffing through better conversion ratios and lower temporary staffing costs. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during the remainder of 2007 until we determine our appropriate ongoing level of expenses.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                      ------------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      --------------   ---------------   -----------------   -----------------  ----------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2007             $   225,677          $ 230,161
     2006             $   219,297          $ 226,352        $   233,420         $   227,007         $  906,076

Total cost of operations
 (excluding depreciation
  and amortization):
     2007             $    77,828          $  78,234
     2006             $    75,802          $  76,649        $    74,947         $    72,149         $  299,547

Property tax expense:
     2007             $    22,871          $  21,630
     2006             $    21,988          $  20,730        $    21,700         $    18,844         $   83,262

Media advertising expense:
     2007             $     3,365          $   5,333
     2006             $     4,130          $   2,802        $     1,049         $     3,823         $   11,804

REVPAF:
     2007             $    11.09           $  11.32
     2006             $    10.79           $  11.13         $    11.46          $     11.16         $    11.13

Weighted average realized
 annual rent per occupied
 square foot:
     2007             $    12.35          $   12.37
     2006             $    11.97          $   12.08         $    12.55          $     12.42         $    12.26

Weighted average occupancy
 levels for the period:
     2007                 89.8%              91.5%
     2006                 90.1%              92.1%               91.3%                89.8%              90.8%


Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

                                            Three Months Ended                    Six Months Ended
                                                 June 30,                              June 30,
                                         --------------------------          -------------------------
                                             2007         2006       Change      2007         2006        Change
                                         ------------ ------------- -------- ----------- -------------   ---------
                                                   (Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends
by Region
Rental income:
   Southern California  (133             $    37,455  $    36,570      2.4%  $   74,274   $    72,208      2.9%
   facilities)......................
   Northern California  (133                  27,971       27,129      3.1%      55,298        53,422      3.5%
   facilities)......................
   Texas  (156 facilities)..........          20,638       20,102      2.7%      40,755        39,458      3.3%
   Florida  (141 facilities)........          26,139       26,858     (2.7)%     52,294        52,837     (1.0)%
   Illinois  (92 facilities)........          16,637       15,902      4.6%      32,809        31,387      4.5%
   Georgia  (60 facilities).........           8,026        8,102     (0.9)%     16,017        15,817      1.3%
   All other states  (601 facilities)         93,295       91,689      1.8%     184,391       180,520      2.1%
                                         ------------ ------------- -------- ----------- -------------   ---------
Total rental income.................         230,161      226,352      1.7%     455,838       445,649      2.3%

Cost of operations before depreciation
 and amortization:
   Southern California..............           8,399        8,613     (2.5)%     16,849        17,287     (2.5)%
   Northern California..............           7,223        7,303     (1.1)%     14,437        14,372      0.5%
   Texas............................           9,309        9,292      0.2%      18,114        18,008      0.6%
   Florida..........................           9,236        8,613      7.2%      17,976        16,887      6.4%
   Illinois.........................           7,440        7,124      4.4%      15,029        14,668      2.5%
   Georgia..........................           2,802        2,720      3.0%       5,546         5,445      1.9%
   All other states.................          33,825       32,984      2.5%      68,111        65,784      3.5%
                                         ------------ ------------- -------- ----------- -------------   ---------
Total cost of operations............          78,234       76,649      2.1%     156,062       152,451      2.4%

Net operating income before depreciation
 and amortization:
   Southern California..............          29,056       27,957      3.9%      57,425        54,921      4.6%
   Northern California..............          20,748       19,826      4.7%      40,861        39,050      4.6%
   Texas............................          11,329       10,810      4.8%      22,641        21,450      5.6%
   Florida..........................          16,903       18,245     (7.4)%     34,318        35,950     (4.5)%
   Illinois.........................           9,197        8,778      4.8%      17,780        16,719      6.3%
   Georgia..........................           5,224        5,382     (2.9)%     10,471        10,372      1.0%
   All other states.................          59,470       58,705      1.3%     116,280       114,736      1.3%
                                         ------------ ------------- -------- ----------- -------------   ---------
Total net operating income before
   depreciation and amortization....     $   151,927  $   149,703      1.5%  $  299,776   $   293,198      2.2%

Weighted average occupancy:
   Southern California..............          90.7%        91.9%      (1.3)%      90.6%         91.6%     (1.1)%
   Northern California..............          90.5%        91.5%      (1.1)%      90.3%         90.6%     (0.3)%
   Texas............................          91.6%        91.8%      (0.2)%      90.7%         90.9%     (0.2)%
   Florida..........................          90.5%        93.7%      (3.4)%      90.7%         93.4%     (2.9)%
   Illinois.........................          90.5%        90.8%      (0.3)%      89.5%         89.2%      0.3%
   Georgia..........................          91.2%        93.7%      (2.7)%      90.6%         93.1%     (2.7)%
   All other states.................          91.4%        91.9%      (0.5)%      90.4%         90.6%     (0.2)%
                                         ------------ ------------- -------- ----------- -------------   ---------
Total weighted average occupancy....          91.5%        92.1%      (0.7)%      90.6%         91.1%     (0.5)%

REVPAF:
   Southern California..............     $     17.19  $    16.80      2.3%   $    17.05   $    16.59       2.8%
   Northern California..............           14.71       14.29      2.9%        14.55        14.08       3.3%
   Texas............................            7.96        7.74      2.8%         7.86         7.61       3.3%
   Florida..........................           11.91       12.26     (2.9)%       11.90        12.05      (1.2)%
   Illinois.........................           11.30       10.78      4.8%        11.14        10.65       4.6%
   Georgia..........................            8.36        8.45     (1.1)%        8.33         8.25       1.0%
   All other states.................           10.30       10.10      2.0%        10.17         9.95       2.2%
                                         ------------ ------------- -------- ----------- -------------   ---------
Total REVPAF........................     $     11.32  $    11.13      1.7%   $    11.21   $    10.96       2.3%




   Same Store Facilities Operating          Three Months Ended                       Six Months Ended
   Trends by Region (Continued)                  June 30,                                June 30,
                                            2007         2006         Change        2007         2006        Change
                                         ------------ -----------   ---------   ------------  -----------   --------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............     $    18.96   $    18.28        3.7%     $    18.81   $    18.11     3.9%
   Northern California..............          16.26        15.62        4.1%          16.12        15.54     3.7%
   Texas............................           8.69         8.44        3.0%           8.66         8.37     3.5%
   Florida..........................          13.16        13.08        0.6%          13.13        12.91     1.7%
   Illinois.........................          12.48        11.87        5.1%          12.45        11.94     4.3%
   Georgia..........................           9.16         9.01        1.7%           9.19         8.86     3.7%
   All other states.................          11.27        10.99        2.5%          11.26        10.98     2.6%
                                         ------------ -----------   ---------   ------------  -----------   --------
Total realized rent per square foot.     $    12.37   $    12.08        2.4%     $    12.37   $    12.03     2.8%
                                         ============ ===========   =========   ============  ===========   ========
In place annual rent per occupied square foot at June 30:
Southern California.................                                             $    20.72   $    19.96     3.8%
Northern California.................                                                  17.95        17.26     4.0%
Texas...............................                                                   9.57         9.35     2.4%
Florida.............................                                                  14.42        14.12     2.1%
Illinois............................                                                  13.80        13.22     4.4%
Georgia.............................                                                  10.21         9.99     2.2%
All other states....................                                                  12.48        12.19     2.4%
                                                                                ------------  -----------   --------
Total in place rent per occupied
square foot:........................                                             $    13.69   $    13.33     2.7%
                                                                                ============  ===========   ========

         The Southern California Market consists principally of the greater Los Angeles area and San Diego, and has historically been a source of strong growth due to its diverse economy and continued population growth. In addition, barriers to entry in the form of difficult permitting requirements tend to reduce the potential for increased competition in the infill locations where we focus our operations.

         The Northern California market consists principally of San Francisco and related peripheral areas. While this area has a vibrant economy and relatively strong population growth, it has been subject to general economic conditions, principally issues associated with the technology sector. In addition, there has been increased competition in the areas that we do business, principally in the peripheral areas near San Francisco, due to new supply. As a result, revenue growth in this area has been average relative to our other markets.

         The Texas market principally includes Dallas, Houston and San Antonio. This market has historically been subject to volatility due to minimal regulatory restraint upon building, which results in cycles of overbuilding and absorption. For the last few years, we have been in a period of increased supply and competition in the areas we operate, and as a result revenue growth has been average relative to other markets.

         The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. These markets were our strongest in terms of revenue growth in 2005 and 2006, due in part to increased moving and storage demand resulting from the impact of hurricane activity in 2005 and 2004. However, growth in revenues during the first six months of 2007 has moderated due primarily to the lack of hurricane activity during the 2006 season resulting in difficult year-over-year comparisons, and we expect this trend to continue throughout 2007. Over the longer term we believe that this market benefits from continued strong population growth and barriers to entry.

         Domestic - Acquired Self-Storage Facilities

         During 2005, 2006 and 2007, in addition to the 487 self-storage facilities we acquired in the Shurgard merger, we acquired a total of 46 self-storage facilities containing 3,400,000 net rentable square feet. Commencing January 1, 2006, we began consolidating the accounts of 16 facilities previously accounted for on the equity method. Commencing May 24, 2007, we began deconsolidating 11 properties that we had acquired in connection with the merger with Shurgard. The following table summarizes operating data with respect to these facilities.


DOMESTIC - ACQUIRED SELF-STORAGE                        Three Months Ended                    Six Months Ended
FACILITIES                                                   June 30                              June 30,
                                                     ----------------------               -------------------------
                                                         2007        2006        Change         2007        2006         Change
                                                     ----------- ----------   ----------- ------------- -----------  ------------
                                                                (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities acquired in 2007...................     $    299   $       -     $    299     $     311   $      -      $    311
   Facilities acquired in 2006:
      Consolidated Shurgard Properties (a):
        Shurgard Domestic Same Store Facilities..        67,561          -        67,561      132,706          -        132,706
        Other facilities.........................        25,224          -        25,224       48,670          -         48,670
      Deconsolidated Shurgard facilities (b).....           831          -           831        2,198          -          2,198
      Newly consolidated (c).....................         3,834      3,890          (56)        7,570      7,188            382
      Other acquisitions (d).....................         2,401      1,442          959         4,686      1,839          2,847
   Facilities acquired in 2005 (e)...............         6,937      6,178          759        13,569     11,816          1,753
                                                     ----------- ----------   ----------- ------------- -----------  ------------
   Total rental income...........................       107,087     11,510       95,577       209,710     20,843        188,867
                                                     ----------- ----------   ----------- ------------- -----------  ------------
Cost of operations before depreciation and
    amortization:
   Facilities acquired in 2007...................           126          -          126           129          -            129
   Facilities acquired in 2006:
      Consolidated Shurgard Properties:
        Shurgard Domestic Same Store Facilities..        22,807          -       22,807        45,997          -         45,997
        Other facilities.........................         9,895          -        9,895        19,790          -         19,790
      Deconsolidated Shurgard facilities.........           344          -          344           916          -            916
      Newly consolidated.........................           865        941          (76)        1,742      1,720             22
      Other acquisitions.........................         1,179        717          462         2,288        942          1,346
   Facilities acquired in 2005...................         2,577      2,385          192         5,146      4,854            292
                                                     ----------- ----------   ----------- ------------- -----------  ------------
   Total cost of operations......................        37,793      4,043       33,750        76,008      7,516         68,492
                                                     ----------- ----------   ----------- ------------- -----------  ------------
Net operating income before depreciation and
    amortization:
   Facilities acquired in 2007...................           173          -          173           182          -            182
   Facilities acquired in 2006:
      Consolidated Shurgard Properties:
        Shurgard Domestic Same Store Facilities..        44,754          -       44,754        86,709          -         86,709
        Other facilities.........................        15,329          -       15,329        28,880          -         28,880
      Deconsolidated Shurgard facilities.........           487          -          487         1,282          -          1,282
      Newly consolidated.........................         2,969      2,949           20         5,828      5,468            360
      Other acquisitions.........................         1,222        725          497         2,398        897          1,501
   Facilities acquired in 2005...................         4,360      3,793          567         8,423      6,962          1,461
                                                     ----------- ----------   ----------- ------------- -----------  ------------
   Total net operating income before depreciation
   and amortization (f)..........................        69,294      7,467       61,827       133,702     13,327        120,375
Depreciation and amortization....................       (77,451)    (2,658)     (74,793)     (167,183)    (5,244)      (161,939)
                                                     ----------- ----------   ----------- ------------- -----------  ------------
   Net operating income (loss)...................     $  (8,157) $   4,809     $(12,966)    $ (33,481)  $  8,083      $ (41,564)
                                                     =========== ==========   =========== ============= ===========  ============
Weighted average square foot occupancy during the
period:
   Facilities acquired in 2007...................         67.7%         -            -          67.0%         -             -
   Facilities acquired in 2006:
      Consolidated Shurgard Properties:
        Shurgard Domestic Same Store Facilities..         89.4%         -            -          88.1%         -             -
        Other facilities.........................         85.9%         -            -          82.7%         -             -
      Deconsolidated Shurgard facilities.........         89.9%         -            -          89.0%         -             -
      Newly consolidated.........................         88.0%       89.8%        (2.0)%       87.0%       88.9%         (2.1)%
      Other acquisitions.........................         81.1%       66.0%        22.9%        79.1%       63.4%         24.8%
   Facilities acquired in 2005...................         88.1%       85.5%         3.0%        86.9%       83.6%          3.9%
                                                     ----------- ----------   ----------- ------------- -----------  ------------
                                                          88.1%       82.6%         6.7%        85.7%       83.8%          2.3%
                                                     =========== ==========   =========== ============= ===========  ============


DOMESTIC - ACQUIRED SELF-STORAGE                        Three Months Ended                   Six Months Ended
FACILITIES (continued)                                        June 30                            June 30,
                                                     ------------------------           ----------------------------
                                                         2007        2006      Change         2007        2006         Change
                                                     ----------- ------------ --------- -------------- ------------- ------------
Weighted average realized annual rent per occupied
square foot for the period:
   Facilities acquired in 2007 ..................     $   18.07  $        -        -     $     17.49   $      -             -
   Facilities acquired in 2006:
      Consolidated Shurgard Properties:
        Shurgard Domestic Same Store Facilities .          13.26          -        -           13.21          -             -
        Other facilities.........................          11.56          -        -           11.56          -             -
      Deconsolidated Shurgard facilities.........           9.58          -        -            9.52          -             -
      Newly consolidated.........................          16.38      16.37       0.1%         16.35       16.31          0.2%
      Other acquisitions.........................          12.99      13.44      (3.3)%        12.99       13.92         (6.7)%
   Facilities acquired in 2005...................          12.48      11.58       7.8%         12.37       11.30          9.5%
                                                     ----------- ------------ --------- -------------- ------------- ------------
                                                      $    12.84 $    12.97      (1.0)%  $     12.82   $   12.79          0.2%
                                                     =========== ============ ========= ============== ============= ============
In place annual rent per occupied square foot at
June 30:
   Facilities acquired in 2007...................                                        $     22.34   $       -            -
   Facilities acquired in 2006:
      Consolidated Shurgard Properties:
        Shurgard Domestic Same Store Facilities..                                              14.51           -            -
        Other facilities.........................                                              12.82           -            -
      Deconsolidated Shurgard facilities.........                                                  -           -            -
      Newly consolidated.........................                                              18.93        18.48          2.4%
      Other acquisitions.........................                                              14.80        15.82         (6.4)%
   Facilities acquired in 2005...................                                              13.94        12.87          8.3%
                                                                                        -------------- ------------- ------------
                                                                                         $     14.20   $    14.75         (3.7)%
                                                                                        ============== ============= ============
At June 30:
    Number of Facilities ........................                                                538           60           478
    Net rentable square feet.....................                                             35,920        4,146        31,774
    Cumulative acquisition cost..................                                        $ 5,255,878   $  380,552    $4,875,326


(a) Reflects the operations of the 476 Shurgard facilities which remain consolidated in our financial statements at June 30, 2007. These facilities comprise the 344 "Shurgard Same Store" facilities described below, and 132 facilities which have not been stabilized and owned by Shurgard since January 1, 2005.

(b) Represents the operations of 11 facilities which we no longer consolidate in our financial statements effective May 24, 2007. The operations for these facilities from January 1, 2007 through May 24, 2007 are included in this table.

(c)    Represents   the   operations   of  16   facilities   that  we  commenced
       consolidating in our financial statements effective January 1, 2006.

(d) Represents the operations of 12 facilities we acquired from third parties in 2006 described below.

(e) Represents the operations of 32 facilities we acquired from third parties in 2005 described below.

(f) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 12 to our June 30, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(g) Realized annual rent is not a meaningful measure as this facility was acquired at the end of the first quarter of 2007.

         The acquisitions were acquired at various dates throughout each period. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at June 30, 2007 and 2006, reflect the amounts for those facilities we owned at each of those respective dates.

         During 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan areas.

         Durring 2006, in addition to the 487 self-storage facilities we acquired in the merger with Shurgard, we acquired a total of 12 self-storage facilities, each in a single-property transaction. These 12 facilities contain in aggregate approximately 877,000 net rentable square feet and were acquired for an aggregate cost of $103,544,000. The 12 facilities are located in California, Florida, Illinois, New York, Virginia, New Jersey, Delaware, Georgia and Colorado.

         In 2007, we acquired two facilities, in single property transactions, for an aggregate cost of $28,844,000. These facilities contain, in aggregate approximately, 132,000 net rentable square feet and are located in California and Hawaii.

         We believe our presence in and knowledge of substantially all of the major markets in the United States enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry. Our acquisitions consist of facilities that have been operating for a number of years as well as newly constructed facilities that were in the process of filling up to stabilized occupancy levels. In either case, we have been able to leverage off of our operating strategies and improve the occupancy levels of the facilities, or with respect to the newly developed facilities we have been able to accelerate the fill-up pace.

         We expect that our acquisitions will continue to provide earnings growth during 2007 as these facilities continue to improve their occupancy levels as well as realized rental rates.

         We acquired 487 self-storage facilities in 23 U.S. states with 32.3 million net rentable square feet in connection with the Shurgard merger. Effective May 24, 2007, due to a loss in control of the related partnerships that owned these facilities, we began deconsolidating 11 of these facilities with an aggregate of 624,000 net rentable square feet (referred to hereinafter as "The Deconsolidated Shurgard Properties."). The 476 Shurgard facilities that continue to be consolidated on our financial statements at June 30, 2007 are referred to as the "Consolidated Shurgard Properties." With respect to the Consolidated Shurgard Properties, the operating data presented in the table above reflects the historical data from January 1 through June 30, 2007, the period owned and operated by Public Storage. With respect to the Deconsolidated Shurgard Properties, the operating data presented includes the historical data from January 1, 2007 through May 24, 2007. Our pro-rata share of the operating results of the Deconsolidated Shurgard Properties after May 24, 2007 are presented as a component of Equity in Earnings of Real Estate Entities.

         Many of the Consolidated Shurgard Properties, however, have been operating at a stabilized occupancy level for several years under the Shurgard system and then under the Public Storage system following the merger. To provide additional comparative operating data, the table below sets forth the operations of the 344 facilities of the Consolidated Shurgard Properties that have been operating at a stabilized basis (the "Shurgard Domestic Same Stores") since January 1, 2005. The data presented does not reflect the actual results included in our operations for the three and six months ended June 30, 2006, as we did not own these facilities and did not begin to reflect them in our operating results until August 22, 2006, the date of the merger with Shurgard. These amounts do not purport to project results of operations for any future date or period.

Selected Operating Data for the 344 facilities
----------------------------------------------
operated on a stabilized basis since January 1, 2005
-----------------------------------------------------
("Shurgard Domestic Same Store Facilities"): (a)
------------------------------------------------

                                                                Three Months Ended                   Six Months Ended
                                                                    June 30,                             June 30,
                                                                                   Percentage                             Percentage
                                                            2007         2006        Change        2007         2006        Change
                                                        ------------- ------------ ----------- ------------ ------------- ----------
                                                               (Dollar amounts in thousands, except weighted average amounts)
Revenues:
    Rental income.................................       $   65,402    $   63,155       3.6%    $   128,484   $  124,181       3.5%
    Late charges and administrative fees collected            2,159         2,183      (1.1)%         4,222        4,248      (0.6)%
                                                        ------------- ------------ ----------- ------------ ------------- ----------
    Total revenues (b)............................           67,561        65,338       3.4%        132,706      128,429       3.3%
                                                        ------------- ------------ ----------- ------------ ------------- ----------
Cost of operations (excluding depreciation):
    Property taxes ...............................            6,703         6,178       8.5%         13,443       12,367       8.7%
    Direct property payroll.......................            4,361         7,735     (43.6)%         9,051       15,449     (41.4)%
    Advertising and promotion.....................            2,317         1,211      91.3%          4,160        2,775      49.9%
    Utilities.....................................            1,696         1,587       6.9%          3,702        3,465       6.8%
    Repairs and maintenance.......................            2,011         1,402      43.4%          4,032        2,979      35.3%
    Telephone reservation center..................              574             -       -             1,118            -         -
    Property insurance............................              708           348     103.4%          1,425          687     107.4%
    Other costs of management.....................            4,437         5,442     (18.5)%         9,066       11,174     (18.9)%
                                                        ------------- ------------ ----------- ------------ ------------- ----------
  Total cost of operations (b)....................           22,807        23,903      (4.6)%        45,997       48,896      (5.9)%
                                                        ------------- ------------ ----------- ------------ ------------- ----------
   Net operating income (excluding depreciation) (c)    $    44,754    $   41,435       8.0%    $    86,709   $   79,533       9.0%
                                                        ============= ============ =========== ============ ============= ==========
Gross margin (before depreciation)................            66.2%         63.4%       4.4%          65.3%        61.9%       5.5%
Weighted average for the period:
  Square foot occupancy (d).......................            89.4%         84.6%       5.7%          88.1%        84.0%       4.9%
  Realized annual rent per occupied square foot (e)     $     13.26    $    13.53      (2.0)%   $     13.21   $    13.39      (1.3)%
  REVPAF (f) (g)..................................      $     11.85    $    11.44       3.6%    $     11.64   $    11.25       3.5%

Weighted average at June 30:
  Square foot occupancy...........................                                                    90.4%        85.5%       5.7%

Total net rentable square feet (in thousands).....                                                   22,076       22,076         -


(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities.

(b) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance, and retail sales and truck rentals. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities. These amounts presented herein will not necessarily compare to amounts previously presented by Shurgard in its public reporting due to differences in classification of revenues and expenses, including tenant reinsurance, retail sales and truck rental activities which are included on our income statement under "ancillary operations" but were previously presented by Shurgard as self-storage revenue and operating expenses.

(c) Net operating income (before depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation expense for these facilities because the depreciation expense is based upon historical cost, which is substantially different before the merger and after.

(d) Square foot occupancies represent weighted average occupancy levels over the entire period.

(e) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other costs that reduce rental income from the contractual amounts due.

(f) Annualized rental income per available square foot ("REVPAF") represents annualized rental income divided by total available net rentable square feet.

(g) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

         As noted above, our 1,316 Same-Store facilities had occupancies of approximately 92.2% at June 30, 2007, as compared to 90.4% for the acquired Shurgard Domestic Same Store Facilities. It is our objective to continue to close this occupancy gap in order to increase REVPAF. In attempting to accomplish this objective, we significantly expanded our domestic pricing, promotional, and media programs, and aggregate media costs increased in the first two quarters of 2007 versus the aggregate level of spending incurred for the same period in 2006.

         We have improved the occupancy of the Shurgard Same-Store facilities, with average occupancy up 5.7% at June 30, 2007 as compared to June 30, 2006; however, this improvement has come at the cost of lower realized rent per occupied square foot, which has dropped 2.0% in the quarter compared to prior year. There can be no assurance that we will meet our objectives or that any increase in occupancies will not be offset by further realized rent per occupied square foot reductions either due to promotional discounts or lower monthly rent in the acquired Shurgard facilities or the Same Store facilities.

         On the date of the merger, we successfully installed our real-time property operation system at all U.S. Shurgard locations. As a result, these facilities are integrated into our national call center, website, and management structure. The integration of these facilities into our operations should have additional benefits and cost savings.

         Property tax expense increased 8.5% and 8.7% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due to higher assessments following the merger, including properties in California.

         Beginning January 2007, former Shurgard employees became participants in the Public Storage compensations and benefit plan, which in general has lower wage rates and benefit plan costs than the historical Shurgard plan. This decline is reflected in direct payroll costs, which have declined 43.6% and 41.4% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006.

         Overall advertising and promotion increased 91.3% and 49.7% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to our media advertising expenditures, offset partially by lower yellow page advertising expense.

         Utility expense increased 6.9% and 6.8% in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006, due primarily to higher utility rates.

Domestic - Development Self-Storage Facilities

         We have a total of 119 facilities which have unstabilized occupancies due to development activities.

         Thirty-two of these facilities that have been developed from the ground up between 2003 and 2007. At June 30, 2007, these newly developed facilities have an aggregate of 2,444,000 net rentable square feet of self-storage space, and were developed at an aggregate cost of $278,832,000. These facilities are presented in the table below based upon the year of opening.

         We also have 87 facilities that were originally opened prior to 2003 that have been expanded or are in the process of being expanded (these 87 facilities are referred to as the "Expansion Facilities" below). We have incurred an aggregate of $140,441,000 since January 1, 2004, to expand, repurpose, or otherwise enhance the revenue generating capacity of these 87 Expansion Facilities.

         The following table sets forth the operating results and selected operating data with respect to the Developed and Expansion Facilities:


DOMESTIC - DEVELOPMENT SELF-STORAGE FACILITIES

                                                      Three Months Ended                          Six Months Ended
                                                            June 30,                                    June 30,
                                                   -------------------------                   --------------------------
                                                       2007          2006          Change          2007          2006        Change
                                                   ------------ ------------   -----------     ------------ ------------- ----------
                                                      (Amounts in thousands, except per square foot amounts and facility count)
Rental income:
  Facility opened in 2007......................    $        71   $        -    $      71       $       79   $         -   $     79
  Facilities opened in 2006....................          1,080           56        1,024            1,937            56      1,881
  Facilities opened in 2005....................          1,005          584          421            1,916           953        963
  Facilities opened in 2004 and 2003...........          5,655        5,244          411           11,135        10,192        943
  Expansion facilities.........................         19,800       18,486        1,314           39,163        35,886      3,277
                                                   ------------ ------------   -----------     ------------ ------------- ----------
     Total rental income.......................         27,611       24,370        3,241           54,230        47,087      7,143
                                                   ------------ ------------   -----------     ------------ ------------- ----------
Cost of operations before depreciation:
  Facility opened in 2007......................             47            -           47               88             -         88
  Facilities opened in 2006....................            680          114          566            1,216           114      1,102
  Facilities opened in 2005....................            568          406          162            1,128           820        308
  Facilities opened in 2004 and 2003...........          1,585        1,601          (16)           3,206         3,182         24
  Expansion facilities.........................          7,353        6,582          771           14,418        13,015      1,403
                                                   ------------ ------------   -----------     ------------ ------------- ----------
     Total cost of operations before depreciation       10,233        8,703        1,530           20,056        17,131      2,925
                                                   ------------ ------------   -----------     ------------ ------------- ----------
Net operating income before depreciation:
  Facility opened in 2007......................             24            -           24               (9)            -         (9)
  Facilities opened in 2006....................            400          (58)         458              721           (58)       779
  Facilities opened in 2005....................            437          178          259              788           133        655
  Facilities opened in 2004 and 2003...........          4,070        3,643          427            7,929         7,010        919
  Expansion facilities.........................         12,447       11,904          543           24,745        22,871      1,874
                                                   ------------ ------------   -----------     ------------ ------------- ----------
   Net operating income before depreciation (a)         17,378       15,667        1,711           34,174        29,956      4,218
 Depreciation..................................         (9,617)      (5,852)      (3,765)         (16,030)      (11,398)    (4,632)
                                                   ------------ ------------   -----------     ------------ ------------- ----------
   Net operating income........................    $     7,761   $    9,815    $  (2,054)      $   18,144   $    18,558   $   (414)
                                                   ============ ============   ===========     ============ ============= ==========
Weighted average square foot occupancy during
the period:
  Self-storage facility opened in 2007.........          78.6%            -            -            60.0%            -           -
  Self-storage facilities opened in 2006.......          52.5%        18.2%        188.5%           46.9%         16.0%      193.1%
  Self-storage facilities opened in 2005.......          64.5%        44.0%         46.6%           61.5%         37.4%       64.4%
  Self-storage facilities opened in 2004 and 2003        91.8%        91.5%          0.3%           91.3%         90.4%        1.0%
  Expansion facilities.........................          82.8%        80.0%          3.5%           81.2%         78.7%        3.2%
                                                   ------------ ------------   -----------     ------------ ------------- ----------
                                                         78.9%        74.5%          5.9%           76.7%         74.3%        3.2%
                                                   ============ ============   ===========     ============ ============= ==========


DOMESTIC - DEVELOPMENT SELF-STORAGE FACILITIES
(Continued)
                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                 June 30,
                                                   -------------------------  ---------   -------------------------   -------------
                                                       2007          2006       Change         2007          2006        Change
                                                   ------------  -----------  ---------   ------------- ------------  -------------
Weighted average realized rent per occupied
square foot during the period (b):
  Self-storage facility opened in 2007 (e).....    $      7.76   $       -         -       $     6.43   $        -             -
  Self-storage facilities opened in 2006.......          17.63        3.14      461.5%          17.79          3.14        466.6%
  Self-storage facilities opened in 2005.......          12.89       10.74       20.0%          12.91         10.31         25.2%
  Self-storage facilities opened in 2004 and 2003        16.63       15.40        8.0%          16.46         15.15          8.6%
  Expansion facilities.........................          12.45       12.14        2.6%          12.56         12.18          3.1%
                                                   ------------  -----------  ---------   ------------- ------------  -------------
                                                   $     15.98   $   14.53       10.0%     $    15.92   $     14.44         10.2%
                                                   ============  ===========  =========   ============= ============  =============
In place annual rent per occupied square foot at
June 30 (c):
  Self-storage facility opened in 2007.........                                            $    13.00   $         -            -
  Self-storage facilities opened in 2006.......                                                 21.50         20.66          4.1%
  Self-storage facilities opened in 2005.......                                                 15.27         14.20          7.5%
  Self-storage facilities opened in 2004 and 2003                                               18.30         17.01          7.6%
  Expansion facilities.........................                                                 14.01         13.80          1.5%
                                                                                          ------------- ------------  -------------
                                                                                           $    18.12   $     16.75          8.2%
                                                                                          ============= ============  =============
Number of facilities at June 30:
  Facility opened in 2007......................                                                     1             -            1
  Facilities opened in 2006....................                                                     5             3            2
  Facilities opened in 2005....................                                                     6             6            -
  Facilities opened in 2004 and 2003...........                                                    20            20            -
  Expansion facilities.........................                                                    87            87            -
                                                                                          ------------- ------------  -------------
                                                                                                  119           116            3
                                                                                          ------------- ------------  -------------
Square Footage at June 30:
  Facility opened in 2007......................                                                    42             -           42
  Facilities opened in 2006....................                                                   440           281          159
  Facilities opened in 2005....................                                                   463           463            -
  Facilities opened in 2004 and 2003...........                                                 1,499         1,499            -
  Expansion facilities.........................                                                 7,537         7,408          129
                                                                                          ------------- ------------  -------------
                                                                                                9,981         9,651          330
                                                                                          ------------- ------------  -------------
Cumulative development cost at June 30:
  Facility opened in 2007......................                                            $    4,112   $         -    $   4,112
  Facilities opened in 2006....................                                                 68,962        49,255      19,707
  Facilities opened in 2005....................                                                 37,857        37,857           -
  Facilities opened in 2004 and 2003...........                                                167,901       167,901           -
  Expansion facilities (d).....................                                                140,441       100,699      39,742
                                                                                          ------------- ------------  -------------
                                                                                           $   419,273  $    355,712   $  63,561
                                                                                          ============= ============  =============


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our developed self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 12 to our June 30, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(b) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due, and therefore amounts for the three and six months ended June 30, 2007 and 2006 may not be comparable to the same periods in prior years for self-storage facilities opened in 2007, 2006 and 2005. We typically provide significant promotional discounts to new tenants when a facility first opens for operations. As facilities reach a stabilized occupancy level, the amounts of discounts given will be reduced significantly.

(c) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees.

(d) Since January 1, 2004, we have spent an aggregate of approximately $140,441,000 to expand the square footage or otherwise enhance the revenue potential of these facilities, adding an aggregate of 2,511,000 net rentable self-storage space.

(e) Realized annual rent is not a meaningful measure as this facility was opened at the end of the first quarter of 2007.

         Unlike many other forms of real estate, we are unable to pre-lease newly developed storage space due to the nature of our tenants. Accordingly, at the time newly developed space first opens, it is entirely vacant generating no rental income. Historically, we estimated that on average it takes approximately 24 to 36 months for a newly developed facility to fill up and reach a targeted occupancy level of approximately 90%.

         As these facilities approach the targeted occupancy level of approximately 90%, rates are increased, resulting in further improvement in net operating income as the existing tenants, which moved in at lower rates, have their rates increased or are replaced by new tenants paying higher rates. This process of reaching stabilized rental rates can take approximately another 12 to 24 months following the time when the facilities reach a stabilized occupancy level of 90%. In addition, move-in discounts have a more pronounced effect upon realized rental rates for the newly developed facilities, because such facilities tend to have a higher ratio of newer tenants.

         Property operating expenses are substantially fixed, consisting primarily of payroll, property taxes, utilities, and marketing costs. The rental revenue of a newly developed facility will generally not cover its property operating expenses (excluding depreciation) until the facility has reached an occupancy level of approximately 30% to 35%. However, at that occupancy level, the rental revenues from the facility are still not sufficient to cover related depreciation expense and cost of capital with respect to the facility's development cost. During construction of the self-storage facility, we capitalize interest costs and include such cost as part of the overall development cost of the facility. Once the facility is opened for operations interest is no longer capitalized.

         The annualized yield on costs for the 32 newly developed facilities for the three months ended June 30, 2007, based on net operating income before depreciation, was approximately 7.1%, which is lower than our ultimate yield expectations. We expect these yields to increase as these facilities reach stabilization of both occupancy levels and realized rents. Properties that were developed before 2006 have contributed greatly to our earnings growth. The growth in properties developed in 2005 was principally due to occupancy growth, and growth for properties developed in 2004 and 2003 were due principally to rate increases. We expect that these facilities will continue to provide growth to our earnings.

         Development of self-storage facilities causes short-term earnings dilution because, as mentioned above, of the extended time to stabilize a self-storage facility. We have developed self-storage facilities, despite the short-term earnings dilution, because it is advantageous for us to continue to expand our asset base and benefit from the resulting increased critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

         The decision to commence development of any particular self-storage location is based upon several factors with respect to that local market, including our estimate of current and future general economic conditions, demographic conditions, population growth, the likelihood of and cost of obtaining permits, construction costs, as well as the level of demand at our existing self-storage facilities in proximity to the prospective facility. Our level of new development starts has declined significantly in the last few years due to increases in construction costs, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

SHURGARD EUROPEAN OPERATING DATA

         In the merger with Shurgard, we acquired 160 facilities located in seven European countries with an aggregate of 8,385,000 net rentable square feet. During the first six months of 2007, three additional facilities opened in Europe with an aggregate of 147,000 net rentable square feet. At June 30, 2007, our European operations comprise 168 facilities with an aggregate of 8,790,000 net rentable square feet, of which, 96 of these facilities are referred to as the Europe Same Store Facilities (defined below). Of the 168 facilities, 103 facilities are wholly owned, with the remaining 65 facilities owned by the European Development Joint Venture, in which we have a 20% equity interest.

         The  following   chart  sets  forth  the  operations  of  the  Shurgard
Facilities from January 1 through June 30, 2007, the period operated under Public Storage and consolidated in our financial statements:


                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                         2007                 2007
                                                  ------------------  ------------------
                                                          (Amounts in thousands)
   Rental income:
     European Same Store Facilities (a).........     $     31,045     $     60,595
     Other wholly-owned facilities (b)..........            2,240            4,518
     Joint Venture 2007 Openings (c)............               89               94
     Other joint-venture facilities (d).........           12,983           25,012
                                                  ------------------  ------------------
   Total rental income..........................           46,357           90,219

   Cost of operations (excluding depreciation):
     European Same Store Facilities (a).........           13,121           25,723
     Other wholly-owned facilities (b)..........              906            1,824
     Joint Venture 2007 Openings (c)............              348              616
     Other joint-venture facilities (d).........            8,731           17,997
                                                  ------------------  ------------------
   Total cost of operations.....................           23,106           46,160

   Net operating income before depreciation (e):
     European Same Store Facilities (a).........           17,924           34,872
     Other wholly-owned facilities (b)..........            1,334            2,694
     Joint Venture 2007 Openings (c)............             (259)            (522)
     Other joint-venture facilities (d).........            4,252            7,015
                                                  ------------------  ------------------
   Total net operating income before
   depreciation.................................           23,251           44,059
   Depreciation and amortization................          (39,202)         (78,202)
                                                  ------------------  ------------------
      Net operating loss........................     $    (15,951)    $    (34,143)
                                                  ==================  ==================

   Weighted average square foot occupancy:
     European Same Store Facilities (a).........            89.9%            89.2%
     Other wholly-owned facilities (b)..........            88.0%            88.2%
     Joint Venture 2007 Openings (c)............            15.1%            12.9%
     Other joint-venture facilities (d).........            76.4%            74.1%
                                                  ------------------  ------------------
   Total weighted average square foot occupancy.            83.9%            82.6%
                                                  ------------------  ------------------


                                                  Three Months Ended    Six Months Ended
                                                        June 30,             June 30,
                                                          2007                 2007
                                                  ------------------  ------------------
                                                              (Amounts in thousands)

   Weighted average realized annualized rent
   per occupied square foot for the period
     European Same Store Facilities (a).........          $25.87            $25.45
     Other wholly-owned facilities (b)..........           35.39             35.63
     Joint Venture 2007 Openings (c)............           16.04              9.91
     Other joint-venture facilities (d).........           22.04             21.88
                                                  ------------------  ------------------
   Weighted average realized annual rent per
   occupied square foot for the period:.........          $24.95            $24.65

   REVPAF
     European Same Store Facilities (a).........          $23.26            $22.70
     Other wholly-owned facilities (b)..........           31.14             31.42
     Joint Venture 2007 Openings (c)............            2.42              1.28
     Other joint-venture facilities (d).........           16.84             16.21
                                                  ------------------  ------------------
   Total REVPAF:................................          $20.93            $20.36
                                                  ==================  ==================
    In place annual rent per occupied square
    foot at June 30:
     European Same Store Facilities (a).........                            $27.29
     Other wholly-owned facilities (b)..........                             37.53
     Joint Venture 2007 Openings (c)............                             23.18
     Other joint-venture facilities (d).........                             24.23
                                                                      ------------------
   In place annual rent per occupied square
   foot at June 30:.............................                            $26.54
                                                                      ==================
   Occupancy at June 30:
     European Same Store Facilities (a).........                             91.1%
     Other wholly-owned facilities (b)..........                             89.1%
     Joint Venture 2007 Openings (c)............                             19.7%
     Other joint-venture facilities (d).........                             80.1%
                                                                      ------------------
   Total weighted average square foot occupancy.                             86.0%
                                                                      ------------------
    Net rentable square feet at period end
     European Same Store Facilities (a).........                             5,286
     Other wholly-owned facilities (b)..........                               285
     Joint Venture 2007 Openings (c)............                               147
     Other joint-venture facilities (d).........                             3,072
                                                                      ------------------
   Total net rentable square feet...............                             8,790
                                                                      ------------------

(a) The European Same Store facilities, described below, are comprised of 96 facilities that are wholly owned.

(b) The other wholly-owned facilities include seven facilities that we wholly own, which are not considered European Same Store facilities.

(c) There are three facilities, which were acquired or developed the first six months of 2007 for an aggregate of approximately $21,972,000. These facilities are owned by the European Development Joint Venture.

(d) The European Development Joint Venture, in which we have a 20% equity interest, owns an additional 62 facilities which were acquired or developed from 2003 to 2006.

(e) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our commercial property segment is presented in Note 12 to our condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         The operating data presented in the table below reflect the historical data from January 1 to June 30, 2006, the period for which the 96 facilities, which have been operated by Shurgard since January 1, 2005, with the historical data from January 1 through June 30, 2007, the period operated under Public Storage. In addition, such amounts are reflected utilizing the average exchange rates for the three months ended June 30, 2007, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations.

         As a result, the data presented below does not reflect the actual results included in our operations for the three and six months ended June 30, 2006, and does not represent the actual amounts reflected in our financial statements for the quarter or six months ended June 30, 2007. We have applied our definition of what qualifies as a Same Store. As a result, the number of properties included in the Shurgard European Same Store portfolio has decreased from 123 facilities (as reported by Shurgard in the second quarter of 2006) to 96 facilities as is currently being reported.

Selected  Operating  Data  for  the  96  facilities
---------------------------------------------------
operated by Shurgard  Europe on a  stabilized  basis
----------------------------------------------------
since   January   1,  2005   ("Europe   Same  Store
---------------------------------------------------
Facilities"): (a)
----------------

                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                     ---------------------------            ---------------------------
                                                                                 Percentage                              Percentage
                                                          2007          2006       Change         2007        2006         Change
                                                     ------------- ------------- ---------- ------------- ------------- ------------
                                                      (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (b)
Revenues:
    Rental income.................................   $     30,732  $     27,961       9.9%  $     60,003  $     54,569       10.0%
    Late charges and administrative fees collected            313           255      22.7%           592           534       10.9%
                                                     ------------- ------------- ---------- ------------- ------------- ------------
    Total revenues (c)............................         31,045        28,216      10.0%        60,595        55,103       10.0%

Cost of operations (excluding depreciation):
    Property taxes ...............................          1,464         1,301      12.5%         2,662         2,619        1.6%
    Direct property payroll.......................          3,629         4,074    (10.9)%         7,209         8,129     (11.3)%
    Advertising and promotion.....................          1,309         1,595    (17.9)%         2,532         3,455     (26.7)%
    Utilities.....................................            722           815    (11.4)%         1,572         1,708      (8.0)%
    Repairs and maintenance.......................            738           867    (14.9)%         1,561         1,718      (9.1)%
    Property insurance............................            343           372     (7.8)%           701           741      (5.4)%
    Other costs of management.....................          4,916         4,941     (0.5)%         9,486         9,341        1.6%
                                                     ------------- ------------- ---------- ------------- ------------- ------------
  Total cost of operations (c)....................         13,121        13,965     (6.0)%        25,723        27,711      (7.2)%
                                                     ------------- ------------- ---------- ------------- ------------- ------------
   Net operating income (excluding depreciation) (d) $     17,924  $     14,251      25.8%  $     34,872   $    27,392       27.3%
                                                     ============= ============= ========== ============= ============= ============
Gross margin (before depreciation)................          57.7%         50.5%      14.3%         57.5%         49.7%       15.7%
Weighted average for the period:
  Square foot occupancy (e).......................          89.9%         83.5%       7.7%         89.2%         82.8%        7.7%
  Realized annual rent per occupied square foot (f)        $25.87        $25.34       2.1%        $25.45        $24.94        2.0%
  REVPAF (g) (h)..................................         $23.26        $21.16       9.9%  $      22.70        $20.65        9.9%

Weighted average at June 30:
  Square foot occupancy...........................                                                 91.1%         85.9%        6.1%
  In place annual rent per occupied square foot (i)                                         $      27.29        $26.10        4.6%
Total net rentable square feet (in thousands).....                                                 5,286         5,286          -


(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period January 1 through June 30, 2007 are included in our consolidated operating results.

(b) Amounts for the three and six months, respectively, ended June 30, 2006 are translated based upon the average exchange rates for the three and six months, respectively, ended June 30, 2007. Amounts for the three and six months, respectively, ended June 30, 2007 are translated based upon the average exchange rates in effect for each period as denoted more fully in
     Note 2 to our financial statements, "Summary of Significant Accounting Policies." The majority of our operations are denominated in Euros and British Pounds. The Euro was translated at an average exchange rate of approximately 1.348 and 1.329, respectively, in US Dollars per Euro for the three and six months ended June 30, 2007, respectively. The British Pound was translated at an average exchange rate of approximately 1.985 and 1.969, respectively, in US dollars per British Pound for the three and six months ended June 30, 2007, respectively.

(c) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities. These amounts presented herein will not necessarily compare to amounts previously presented by Shurgard in its public reporting due to differences in classification of revenues and expenses, including tenant reinsurance, retail sales, and truck rental activities which are included on our income statement under "ancillary operations" but were previously presented by Shurgard as self-storage revenue and operating expenses.

(d) Net operating income (before depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation and amortization expense for these facilities because the depreciation and amortization expense is based upon historical cost, which is substantially different before the merger and after.

(e) Square foot occupancies represent weighted average occupancy levels over the entire period.

(f) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other costs that reduce rental income from the contractual amounts due.

(g) Annualized rental income per available square foot ("REVPAF") represents annualized rental income divided by total available net rentable square feet.

(h) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

(i)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

         The European Same Store properties continue to reflect above average growth. With occupancy stabilized at above 90%, we believe we have pricing power and expect to generate additional growth through rental rate increases. The properties are also benefiting from expense control, resulting in negative expense growth. The European team is selectively adapting various operating strategies we use in the United States and incorporating them into their operating model.

         The following table sets forth certain regional trends in the Europe Same Store facilities:


                                                      Three Months Ended                     Six Months Ended
                                                           June 30,                               June 30,
                                                   -------------------------             --------------------------
                                                                             Percentage                              Percentage
                                                      2007         2006        Change         2007         2006        Change
                                                   ------------- ----------- ----------- ------------  ------------ ------------
                                                           (Dollar amounts in thousands, except per square foot amounts)
Rental income:
   Belgium.....................................     $    3,857   $    3,550       8.6%   $    7,517    $    7,026        7.0%
   Denmark.....................................          1,409        1,237      13.9%        2,764         2,418       14.3%
   France......................................          7,876        7,200       9.4%       15,449        14,137        9.3%
   Netherlands.................................          6,236        5,549      12.4%       12,133        10,796       12.4%
   Sweden......................................          6,520        6,178       5.5%       12,735        11,881        7.2%
   United Kingdom..............................          5,147        4,502      14.3%        9,997         8,845       13.0%
                                                   ------------- ----------- ----------- ------------  ------------ ------------
     Total rental income.......................     $   31,045   $   28,216      10.0%   $   60,595    $   55,103       10.0%
                                                   ============= =========== =========== ============  ============ ============
Cost of operations before depreciation and
    amortization (a):
   Belgium.....................................     $    1,670   $    2,079     (19.7)%  $    3,365    $    4,069      (17.3)%
   Denmark.....................................            568          630      (9.8)%       1,077         1,303      (17.3)%
   France......................................          3,598        3,714      (3.1)%       7,112         7,128       (0.2)%
   Netherlands.................................          2,597        2,639      (1.6)%       5,064         5,435       (6.8)%
   Sweden......................................          2,629        2,840      (7.4)%       5,130         5,610       (8.6)%
   United Kingdom..............................          2,059        2,063      (0.2)%       3,975         4,166       (4.6)%
                                                   ------------- ----------- ----------- ------------  ------------ ------------
     Total cost of operations before
     depreciation and amortization.............     $   13,121   $   13,965      (6.0)%  $   25,723    $   27,711       (7.2)%
                                                   ============= =========== =========== ============  ============ ============
Weighted average occupancy levels for the period:
   Belgium.....................................          87.4%        79.0%      10.6%        86.3%         78.6%        9.8%
   Denmark.....................................          93.4%        90.8%       2.9%        93.7%         89.4%        4.8%
   France......................................          90.7%        85.3%       6.3%        90.2%         84.7%        6.5%
   Netherlands.................................          87.9%        80.7%       8.9%        87.6%         79.9%        9.6%
   Sweden......................................          92.0%        89.0%       3.4%        91.3%         87.9%        3.9%
   United Kingdom..............................          91.1%        79.6%      14.4%        89.7%         79.6%       12.7%
                                                   ------------- ----------- ----------- ------------  ------------ ------------
                                                         89.9%        83.5%       7.7%        89.2%         82.8%        7.7%
                                                   ============= =========== =========== ============  ============ ============


                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                     ------------------------             -----------------------
                                                                              Percentage                              Percentage
                                                          2007        2006      Change        2007         2006         Change
                                                     ------------- ---------- ----------- ----------- ------------   ------------
                                                           (Dollar amounts in thousands, except per square foot amounts)

Weighted average realized annual rent per
    occupied square foot: (continued)
   Belgium.....................................      $     17.45   $    17.84    (2.2)%   $   17.21    $    17.74       (3.0)%
   Denmark.....................................            28.50        25.79     10.5%       27.83         25.58         8.8%
   France......................................            27.76        26.95      3.0%       27.37         26.61         2.9%
   Netherlands.................................            23.99        23.28      3.0%       23.41         22.86         2.4%
   Sweden......................................            24.86        24.39      1.9%       24.48         23.74         3.1%
   United Kingdom..............................            41.74        41.75      -          41.15         41.04         0.3%
                                                     ------------- ---------- ----------- ----------- ------------   ------------
                                                     $     25.87   $    25.34     2.1%    $   25.45    $    24.94         2.0%
                                                     ============= ========== =========== =========== ============   ============


Net rentable square feet (in thousands):
   Belgium.....................................                                                999           999            -
   Denmark.....................................                                                210           210            -
   France......................................                                              1,236         1,236            -
   Netherlands.................................                                              1,172         1,172            -
   Sweden......................................                                              1,130         1,130            -
   United Kingdom..............................                                                539           539            -
                                                                                          ----------- ------------   ------------
                                                                                             5,286         5,286            -
                                                                                          =========== ============   ============
Number of facilities:
   Belgium.....................................                                                 17            17            -
   Denmark.....................................                                                  4             4            -
   France......................................                                                 23            23            -
   Netherlands.................................                                                 22            22            -
   Sweden......................................                                                 20            20            -
   United Kingdom..............................                                                 10            10            -
                                                                                          ----------- ------------   ------------
                                                                                                96            96            -
                                                                                          =========== ============   ============

         ANCILLARY OPERATIONS: Ancillary operations include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iii) containerized storage operations, (iv) truck rentals at our self-storage facilities and (v) commercial property operations, and (vi) management of facilities owned by third-party owners and facilities owned by affiliates that are not included in our consolidated financial statements.


         The following table sets forth our ancillary operations:



                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                          -------------------------              -------------------------
                                             2007         2006        Change         2007         2006       Change
                                          ------------ ------------ ----------   ------------- ----------- -------------
                                                                    (Amounts in thousands)
Revenues:
    Tenant reinsurance.............       $    14,789  $    7,803   $  6,986      $    28,608  $   14,589   $ 14,019
    Merchandise sales...............           10,406       6,300      4,106           19,106      11,313      7,793
    Containerized storage...........            3,829       4,200       (371)           7,596       8,130       (534)
    Truck rentals...................            3,479       3,659       (180)           6,155       6,429       (274)
    Commercial property operations..            3,792       3,013        779            7,614       6,005      1,609
    Property management.............              682         607         75            1,359       1,212        147
                                          ------------ ------------ ----------   ------------- ----------- -------------
       Total revenues...............      $    36,977  $   25,582   $ 11,395      $    70,438  $   47,678   $ 22,760
                                          ------------ ------------ ----------   ------------- ----------- -------------
Cost of operations:
    Tenant reinsurance .............            4,717       3,123      1,594            9,280       6,215      3,065
    Merchandise sales...............            7,855       5,621      2,234           15,104      10,194      4,910
    Containerized storage...........            4,078       4,219       (141)           8,370       7,529        841
    Truck rentals...................            3,560       2,871        689            6,965       5,761      1,204
    Commercial property operations..            1,473       1,235        238            2,907       2,583        324
    Property management.............               60          81        (21)             118         142        (24)
                                          ------------ ------------ ----------   ------------- ----------- -------------
       Total cost of operations.....           21,743      17,150      4,593           42,744      32,424     10,320
                                          ------------ ------------ ----------   ------------- ----------- -------------
Depreciation:
    Tenant reinsurance.............                 -           -          -                -           -          -
    Merchandise sales...............                -           -          -                -           -          -
    Containerized storage...........             (276)       (223)       (53)            (542)       (483)       (59)
    Truck rentals...................                -           -          -                -           -          -
    Commercial property operations..             (664)       (549)      (115)          (1,328)     (1,134)      (194)
    Property management.............                -           -          -                -           -          -
                                          ------------ ------------ ----------   ------------- ----------- -------------
       Total depreciation...........             (940)       (772)      (168)          (1,870)     (1,617)      (253)
                                          ------------ ------------ ----------   ------------- ----------- -------------
Net Income:
    Tenant reinsurance.............            10,072       4,680      5,392           19,328       8,374     10,954
    Merchandise sales...............            2,551         679      1,872            4,002       1,119      2,883
    Containerized storage...........             (525)       (242)      (283)          (1,316)        118     (1,434)
    Truck rentals...................              (81)        788       (869)            (810)        668     (1,478)
    Commercial property operations..            1,655       1,229        426            3,379       2,288      1,091
    Property management.............              622         526         96            1,241       1,070        171
                                          ------------ ------------ ----------   ------------- ----------- -------------
    Total net income................      $    14,294  $    7,660   $  6,634      $    25,824  $   13,637   $ 12,187
                                          ============ ============ ==========   ============= =========== =============


         Our ancillary operations have increased significantly in the three and six months ended June 30, 2007 as compared to the same periods in 2006. This increase is attributable primarily to the self-storage facilities we acquired in the Shurgard merger, which has given us more locations in which to conduct our tenant reinsurance and merchandise activities, as well as due to additional commercial space acquired in the merger with Shurgard.

         Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance broker against losses to goods stored by tenants in our self-storage facilities. Revenues are comprised of fees charged to tenants electing such policies. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjusting expenses.

         The significant increase in tenant reinsurance revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. For the three and six months ended June 30, 2007, tenant reinsurance revenues totaled $2,255,000 and $4,539,000, respectively, related to the United States Shurgard portfolio and $2,245,000 and $4,276,000, respectively, related to the European Shurgard portfolio. Further contributing to our increase in tenant reinsurance revenues was higher rates, and an increase in the percentage of our existing tenants retaining such policies. For the three and six months ended June 30, 2007, approximately 44.4% and 43.3%, respectively, of our self-storage tenant base had such policies, as compared to approximately 33.2% and 32.7% for the same periods in 2006.

         The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, the level of premiums charged for such insurance, and the number of tenants that continue participating in the insurance program.

         The future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties.

         Merchandise and truck rental operations: Our subsidiaries sell locks, boxes, and packing supplies to our tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations, our subsidiaries maintain trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

         These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

         The significant increase in merchandise revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. For the three and six months ended June 30, 2007, merchandise revenues included $2,448,000 and $4,478,000, respectively, related to the Shurgard facilities we acquired in the United States, and $2,079,000 and $3,827,000, respectively, related to the Shurgard facilities in Europe.

         The primary factors impacting the level of operations of these activities is the level of customer and tenant traffic at our self-storage facilities, including the level of move-ins.

         For the three months and six months ended June 30, 2007, truck revenues included $473,000 and $829,000, respectively and cost of operations included $482,000 and $926,000, respectively, related to the Shurgard facilities we acquired in the United States.

         Containerized storage operations: We have 13 containerized storage facilities located in eight densely populated markets with above-average rent and income.

         Rental and other income includes monthly rental charges to customers for storage of the containers, service fees charged for pickup and delivery of containers to customers' homes and businesses and certain non-core services which were eliminated, such as handling and packing customers' goods from city to city.

         Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance). Direct operating costs for three and six months ended June 30, 2007, also includes approximately $860,000 and $2,012,000, respectively, in research and development costs, as compared to $441,000 and $623,000 for the three and six months ended June 30, 2006.

         There can be no assurance as to the level of the containerized storage business's expansion, level of gross rentals, level of move-outs or profitability. We continue to evaluate the business's operations, based on which we have closed certain of these facilities in recent years, and we may decide to close additional facilities in the future.

         Commercial property operations: Commercial property operations included in our consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PSB. Our investment in PSB is accounted for using the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," below.

         The significant increase in commercial property revenues is due principally to commercial space in the facilities we acquired from Shurgard in the United States. For the three and six months ended June 30, 2007, commercial revenues included $743,000 and $1,435,000 with respect to the Shurgard facilities we acquired in the United States. Our commercial operations are comprised of 1,561,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. Other than the continuing year-over-year growth due to the increase in commercial space in the Shurgard properties, we do not expect any significant growth in net operating income from this segment of our business for 2007.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we have interests in 12 entities owning 33 properties at June 30, 2007. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We manage each of these facilities for a management fee that is included in "Ancillary Operations."

         Equity in earnings of real estate entities for the three and six months ended June 30, 2007 and 2006 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

                                               Three Months Ended                        Six Months Ended
                                                     June 30,                                 June 30,
                                             --------------------------              -------------------------
                                                  2007         2006        Change        2007         2006        Change
                                             ------------  ------------ ------------ ------------ ------------  ------------
                                                                         (Amounts in thousands)
Property operations:
  PSB                                         $  20,373     $  18,181    $   2,192    $  40,062    $  36,111    $   3,951
  Deconsolidated Shurgard Facilities.....           283             -          283          283            -          283
  Other investments (1)..................           789           778           11        1,555        1,565          (10)
                                             ------------  ------------ ------------ ------------ ------------  ------------
                                                 21,445        18,959        2,486       41,900       37,676        4,224
                                             ------------  ------------ ------------ ------------ ------------  ------------
Depreciation:
  PSB....................................       (10,934)       (9,216)      (1,718)     (20,430)     (18,255)      (2,175)
  Deconsolidated Shurgard Facilities.....           (85)            -          (85)         (85)           -          (85)
  Other investments (1)..................          (260)         (250)         (10)        (519)        (465)         (54)
                                             ------------  ------------ ------------ ------------ ------------  ------------
                                                (11,279)       (9,466)      (1,813)     (21,034)     (18,720)      (2,314)
                                             ------------  ------------ ------------ ------------ ------------  ------------
Other: (2)
  PSB (3)................................        (7,215)       (6,325)        (890)     (13,918)     (12,240)      (1,678)
  Deconsolidated Shurgard Facilities.....          (128)            -         (128)        (128)           -         (128)
  Other investments (1)..................           (41)          (44)           3          (61)        (126)          65
                                             ------------  ------------ ------------ ------------ ------------  ------------
                                                 (7,384)       (6,369)      (1,015)     (14,107)     (12,366)      (1,741)
                                             ------------  ------------ ------------ ------------ ------------  ------------
Total equity in earnings of real estate
entities..................................    $   2,782     $   3,124    $    (342)   $   6,759    $   6,590    $     169
                                             ============  ============ ============ ============ ============  ============

(1) Amounts reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2007 and 2006.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $565,000 and $1,051,000 for the three and six months ended June 30, 2007, respectively, as compared to $234,000 and $458,000 for the three and six months ended June 30, 2006, respectively.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $19,000 for the three months ended June 30, 2006 and a net increase of $293,000 for the six months ended June 30, 2006 (none for the same periods in 2007).

         Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

         The Deconsolidated Shurgard Facilities include 11 properties in which we have a partial equity interest, acquired in the merger with Shurgard, and which are subject to mortgage loans aggregating $19.3 million at June 30, 2007. We commenced deconsolidating these properties effective May 24, 2007 due to a loss of control in the entities owning these properties; accordingly, equity in earnings of real estate entities includes, the operating results of these 11 properties and the associated interest expense incurred after May 24, 2007.

         The "Other Investments" are comprised five limited partnerships, which own 22 properties, for which we held an approximate consistent level of equity interest throughout each of the periods presented. Our future earnings with respect to the "Other Investments" will be dependent upon the operating results of the 22 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as our self-storage facilities as discussed above.

         See Note 5 to our condensed consolidated financial statements for the operating results of these entities for the three and six months ended June 30, 2007 and 2006.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income was $955,000 and $3,080,000 for the three and six months ended June 30, 2007, respectively, as compared to $10,047,000 and $15,122,000 for the three and six months ended June 30, 2006, respectively. These decreases are due to lower average cash balances, partially offset by higher interest rates on invested cash balances as compared to the same periods in 2006.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $167,601,000 and $344,082,000 for the three and six months ended June 30, 2007, respectively, as compared to $48,580,000 and $98,608,000 for the three and six months ended June 30, 2006, respectively. The increases in depreciation and amortization for the three months ended June 30, 2007, as compared to the same period in 2006 are due primarily to $70,979,000 and $156,763,000 in amortization expense recorded during the three and six months ended June 30, 2007, respectively, on the intangible assets, which we acquired in the Shurgard merger. These intangible assets were valued in our purchase accounting analysis at $565,341,000 and are being amortized relative to the expected future benefit of the tenants in place to each period. Amortization is expected to be approximately $52,178,000 in the third quarter of 2007 and $37,042,000 in the fourth quarter of 2007.

         The remainder of the increase in depreciation and amortization for the three and six months ended June 30, 2007 as compared to the same periods in 2006 is due primarily to buildings acquired in the Shurgard merger and to our newly developed and acquired facilities. See Notes 2 and 3 to our condensed consolidated financial statements for further discussion of the Shurgard merger and the acquisition of tangible and intangible assets.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $21,465,000 and $37,981,000 for the three and six months ended June 30, 2007, respectively, as compared to $6,975,000 and $13,754,000 for the three and six months ended June 30, 2006, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         A portion of our increase in general and administrative expense is due to certain significant nonrecurring factors, including a) additional expenses incurred in connection with the merger with Shurgard totaling approximately $1.3 million and $5.3 million for the three and six months ended June 30, 2007, respectively, as compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2006, respectively b) the costs associated with our attempted European share offering of $9.6 million for the three and six months ended June 30, 2007, c) costs associated with our reorganization into a Maryland trust of approximately $2.0 million for the three and six months ended June 30, 2007. The increase in general and administrative expense for the three and six months ended June 30, 2007 and 2006, respectively, also includes approximately $2.3 million and $2.4 million, respectively, in ongoing general and administrative expense associated with our European operations.

         We expect that for the remainder of 2007, general and administrative expense will approximate $20 million to $25 million.

         INTEREST EXPENSE: Interest expense was $16,707,000 and $33,515,000 for the three and six months ended June 30, 2007, respectively, as compared to $1,872,000 and $3,429,000,respectively, for the same periods in 2006. Interest capitalized during the three and six months ended June 30, 2007, was $973,000 and $1,714,000, respectively, compared to $353,000 and $1,069,000 for the same periods in 2006. The increase in interest expense is primarily due to $28,379,000 in interest incurred on the debt and other obligations we assumed in the Shurgard merger, as well as $1,775,000 of interest on borrowings against our line of credit. These amounts are partially offset by a decrease of $510,000 in interest expense due to lower balances on our outstanding notes. See also Notes 6, 7 and 8 to our condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         GAIN ON DISPOSITION OF REAL ESTATE INVESTMENTS: During the six months ended June 30, 2007, we have received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $2,242,000 and recorded a gain of $1,044,000 on our condensed consolidated statements of income for the three and six months ended June 30, 2007 as a result of these transactions.

         On May 14, 2007, one of European subsidiaries, sold limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA, ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of
(1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,194,000 for the three and six months ended June 30, 2007, representing the excess of the sales proceeds less the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at June 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and six months ended June 30, 2007.

         During the three months ended June 30, 2006, we received $466,000 of additional proceeds from a partial condemnation that occurred in 2005. These additional proceeds are reflected as a gain on disposition of real estate investments on our condensed consolidated statements of income for the three and six months ended June 30, 2006. Also during the six months ended June 30, 2006, we disposed of parcels of vacant land for an aggregate of $4,970,000. The net proceeds were equal to the book value of these parcels; accordingly, no gain or loss was recorded.

         FOREIGN EXCHANGE GAIN: Our foreign exchange gain is primarily related to intercompany balances between our European subsidiaries and our United States operations. When such intercompany balances are expected to settle in the foreseeable future, changes in exchange rates are recorded in income in the period in which the change occurs. For the three and six months ended June 30, 2007, we recorded foreign currency exchange gains of $5,553,000 and $10,593,000, respectively, on our condensed consolidated statement of income, driven primarily by the weakening of the US dollar relative to the Euro at June 30, 2007 as compared to December 31, 2006. Future foreign exchange gains will be dependent primarily upon the movement of the Euro relative to the US Dollar, the level of our intercompany debt and our expectations with respect to repaying intercompany debt. At June 30, 2007 our European subsidiaries had intercompany balances payable to our United States operations totaling approximately $503 million.

         HURRICANE CASUALTY GAIN: Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the first quarter of 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

         INCOME FROM DERIVATIVES, NET: This represents a net gain as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 combined with net payments from derivative instruments. The gain of $1,771,000 for the three months ended June 30, 2007 is primarily due to gains of $1,803,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting combined with payments of $32,000 relative to certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger as described under Note 3 to our condensed consolidated financial statements. The gain of $1,009,000 for the six months ended June 30, 2007 is primarily due to gains of $1,137,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting combined with payments of $128,000 relative to certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2007 and 2006:


                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                             June 30,
                                               ------------------------               -------------------------
                                                   2007           2006       Change       2007           2006      Change
                                               ------------- -----------  ----------- ------------ ------------- -----------
                                                                                 (Amounts in thousands)
Preferred partnership interests (a)..........  $     5,403    $   4,658    $   745     $   10,806   $    8,249   $   2,557
Convertible Partnership Units (b)............           19          120       (101)            11          236        (225)
Shurgard U.S. minority interests (c).........          279            -        279            444            -         444
Shurgard European minority interests (d).....       (2,065)           -     (2,065)        (5,819)           -      (5,819)
Other minority interests (e).................        3,888        3,950        (62)         7,865        7,402         463
                                               ------------- -----------  ----------- ------------ ------------- -----------
    Total minority interests in income.......  $     7,524    $   8,728    $(1,204)   $    13,307   $   15,887   $  (2,580)
                                               ============= ===========  =========== ============ ============= ===========

(a) On May 9, 2006, one of our Consolidated Entities issued $100,000,000 of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnership interest have increased.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 10 to our condensed consolidated financial statements).

(c) These amounts reflect income allocated to minority interests in entities we acquired in the merger with Shurgard, and include $169,000 and $396,000 in depreciation in the three and six months ended June 30, 2007, respectively.

(d) These amounts reflect income allocated to our minority partner's 80% interest in the European joint ventures, First Shurgard and Second Shurgard, as well as those in domestic joint ventures. These amounts are negative because the related joint ventures operations are at a loss position. Included in these minority interest amounts is $2,774,000 and $5,607,000 for the three and six months ended June 30, 2007, respectively, in depreciation, $3,600,000 and $7,046,000 in interest expense, and $1,300,000 and $1,906,000 in minority interest in income from derivatives and foreign exchange.

(e) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and six months ended June 30, 2007 and 2006. Included in minority interest in income is $128,000 and $326,000 in depreciation expense for the three and six months ended June 30, 2007, respectively, as compared to $196,000 and $392,000 for the same periods in 2006.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2006 and the six months ended June 30, 2007, comprised of investments in the Consolidated Entities described in Note 10 to our condensed consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a real estate investment trust ("REIT"), our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "REQUIREMENT TO PAY DISTRIBUTIONS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interest, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.


                                                                         Six Months Ended June 30,
                                                                         2007               2006
                                                                   ----------------   ----------------
                                                                        (Amounts in thousands)
Net cash provided by operating activities (a)...................    $    479,122        $   367,241

Distributions to minority interest (Preferred Units)............         (10,806)            (8,249)
Distributions to minority interest (common equity)..............         (10,357)            (7,348)
                                                                   ----------------   ----------------
Cash from operations allocable to our shareholders..............         457,959            351,644
Capital improvements to maintain our facilities.................         (28,807)           (23,449)
                                                                   ----------------   ----------------
 Remaining operating cash flow available for distributions to our
    shareholders................................................         429,152            328,195


Distributions paid:
  Preferred share dividends.....................................        (116,091)           (98,991)
  Equity Shares, Series A dividends.............................         (10,712)           (10,712)
  Distributions to common shareholders..........................        (170,018)          (128,595)
                                                                   ----------------   ----------------
Cash available for principal payments on debt and reinvestment..     $   132,331        $    89,897
                                                                   ================   ================


(a) Represents net cash provided from operating activities as presented on our June 30, 2007 Condensed Consolidated Statements of Cash Flows.

         Cash available for principal payments on debt and reinvestment increased from $89.9 million in the six months ended June 30, 2006 to $133.3 million in the six months ended June 30, 2007 principally due to improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, as well as continued growth in our recently acquired self-storage facilities included the facilities acquired in the merger with Shurgard.

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common stock. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at June 30, 2007, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; either common or preferred equity.

         Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enable us to refinance higher coupon preferred shares with new preferred stock at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

         Our credit ratings on each outstanding series of preferred shares are "Baa1" by Moody's and "BBB+" by Standard & Poor's.

         On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or

British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2007). Outstanding borrowings on our revolving line of credit totaled $70 million at June 30, 2007, which was repaid on July 2, 2007 with proceeds from an issuance of preferred stock discussed below. There were no outstanding borrowings on the revolving line of credit as of August 8, 2007.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at June 30, 2007.

         RECENT ISSUANCE AND REDEMPTION OF PREFERRED SECURITIES: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities.

         On January 9, 2007, we issued our 6.625% Series M Preferred Stock for gross proceeds of $500 million. On January 18, 2007, we redeemed our 7.625% Series T Cumulative Preferred Stock totaling $152.2 million and on February 19, 2007, we redeemed our 7.625% Series U Cumulative Preferred Stock totaling $150.0 million. These redemptions were funded with cash on hand and funds raised through the issuance of our Series M preferred stock. On July 2, 2007, we issued our 7.000% Series N Preferred Stock for gross proceeds of $172.5 million. We currently have approximately $172.5 million of additional preferred securities that become redeemable at our option during the remainder of 2007.

         From time-to-time, we may raise additional capital primarily through the issuance of lower rate preferred securities, in advance of the redemption dates to ensure that we have available funds to redeem these securities. The timing and our ability to issue additional preferred securities to finance the redemption of these preferred securities depends on many factors and accordingly, there is no assurance that we will be able to raise the necessary capital and at appropriate rates to redeem these securities.

         REQUIREMENT TO PAY DISTRIBUTIONS: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders prior to filing of the Company's tax return. We have satisfied the REIT distribution requirement since 1980.

         We estimate the distribution requirement with respect to our preferred shares outstanding at June 30, 2007 to be approximately $229.3 million per year. The annual distribution requirement with respect to our Series N Preferred Stock issued on July 2, 2007 is approximately $12.1 million. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at June 30, 2007, to be approximately $21.6 million per year.

         During the six months ended June 30, 2007, we paid dividends totaling $170,018,000 ($1.00 per common share) to the holders of our common shares. Based upon shares outstanding at August 6, 2007 and a quarterly distribution of $0.50 per share, which was declared by our Board on August 2, 2007 and payable on September 27, 2007, to shareholders of record as of September 12, 2007, we estimate a dividend payment with respect to our common shares of approximately $85 million for the third quarter of 2007.

         During each of the six months ended June 30, 2007 and 2006, we paid cash dividends totaling $10,712,000 to the holders of our Equity Shares, Series
A. With respect to the depositary shares representing Equity Shares, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common share or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common shares either as to dividends or in liquidation. With respect to the Equity Shares, Series A outstanding at June 30, 2007, we estimate the total regular distribution for the third quarter of 2007 to be approximately $5.4 million.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2007, we have budgeted approximately $65,000,000 for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the six months ended June 30, 2007, we incurred capital improvements of approximately $28,807,000. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities, or expenditures associated with improving the visual and structural appeal of our existing self-storage facilities.

         DEBT SERVICE REQUIREMENTS: At June 30, 2007, we have total outstanding debt of approximately $1.1 billion. We do not believe we have any significant refinancing risks with respect to our debt.

         On January 2, 2007, we retired approximately $429 million of debt assumed from Shurgard that was secured by substantially all of our wholly-owned facilities in Europe.

         Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2007, we have domestic mortgage debt outstanding of $235 million, which encumbers 86 self-storage facilities with an aggregate net book value of approximately $601 million. In Europe, mortgage debt at June 30, 2007 totaled $327 million and encumbers 63 facilities, owned by consolidated joint ventures, with an aggregate net book value of approximately $489 million at June 30, 2007.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. See Notes 7 and 8 to our condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

         ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2007, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

         As of August 8, 2007, we are under contract to purchase five self-storage facilities (total approximate net rentable square feet of 395,000) at an aggregate cost of approximately $44 million. We anticipate that these acquisitions will be funded entirely by us. Each of these contracts is subject to significant contingencies, and there is no assurance that these facilities will be acquired.

         At June 30, 2007, we have a development "pipeline" of 41 projects in the U.S. and 15 projects in Europe, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At June 30, 2007, we have acquired the land for all of the U.S projects and nine of the projects in Europe.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $179.9 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY
AS OF JUNE 30, 2007                                                         Total
                                                    Number      Net       estimated      Costs incurred
                                                      of      rentable   development       through         Costs to
                                                   projects    sq. ft.      costs          06/30/07         complete
                                                  ---------- ---------- --------------   --------------  --------------
                                                                  (Amounts in thousands, except number of projects)
    U.S. under construction                           14          824   $    60,970       $   41,225      $   19,745
    U.S. in development, land acquired                27          962        78,732            7,610          71,122
    European projects in construction                  7          358        74,737           45,407          29,330
    European projects under development                8          407        64,088            4,403          59,685
                                                  ---------- ---------- --------------   --------------  --------------
   Total Development Pipeline                         56        2,551   $   278,527       $   98,645      $  179,882
                                                  ========== ========== ==============   ==============  ==============


         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development will be incurred over the next 24 months. Substantially all of the future costs for the seven European projects that are in construction will be funded by the Shurgard European Joint Ventures, in which we have a 20% interest, and which have a substantial degree of funding by debt. The future costs with respect to all other development projects will be funded by us.

         CONTRACTUAL OBLIGATIONS: Our significant contractual obligations at June 30, 2007 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):


                                     Total          2007         2008         2009           2010        2011       Thereafter
                                   ------------  ------------ ------------ ------------ ------------ -----------  --------------
Long-term debt (1) ............    $1,180,720     $  36,014   $  247,524    $ 202,444     $ 48,211    $  254,135    $  392,392

Line of credit and other
short-term bank financing (2)..        70,058        70,058            -            -            -             -             -

Capital leases (3).............        41,206           350          728          742          688         1,333        37,365

Operating leases (4)...........       264,046        13,287       18,898       15,857       11,966        10,430       193,608

Construction commitments (5)...        49,075        38,899       10,176            -            -             -             -
                                   ------------  ------------ ------------ ------------ ------------ -----------  --------------
Total..........................    $1,605,105     $ 158,608   $  277,326    $ 219,043     $ 60,865    $  265,898    $  623,365
                                   ============  ============ ============ ============ ============ ===========  ==============


(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

(2) Amounts include borrowings under our $300 million revolving line of credit. See Note 6 to our condensed consolidated financial statements for additional information on our line of credit and other short-term bank financing.

(3) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the merger with Shurgard.

(4) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(5) Includes obligations for facilities currently under construction at June 30, 2007 as described above under "Acquisition and Development of Real Estate Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). As described more fully in Note 8 to our June 30, 2007 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At June 30, 2007, our Debt to Joint Venture Partner was $37,350,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

         OFF-BALANCE SHEET ARRANGEMENTS: At June 30, 2007 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

         STOCK REPURCHASE PROGRAM: Our Board has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for  approximately  $5.0 million.  During 2006 or 2007 (through August 8,
2007), we did not repurchase any shares. From the inception of the repurchase program through June 30, 2007, we have repurchased a total of 22,201,720 common shares at an aggregate cost of approximately $567.2 million.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares or preferred shares. At June 30, 2007, our debt as a percentage of total shareholders' equity (based on book values) was 12.7%.

         Our preferred shares are not redeemable at the option of the holders. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company prior to the following dates: Series V - September 30, 2007, Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - June 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011, Series L - October 20, 2011, Series M - January 9, 2012 and Series N - July 2, 2012. On or after the respective dates, each of the series of preferred shares will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $981,018,000 and $70,000,000, respectively, at June 30, 2007.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. The aggregate book value of such real estate and intangibles was approximately $1.6 billion at June 30, 2007. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

         The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year (based on relevant LIBOR of 5.32% and a EURIBOR of 4.12% at June 30, 2007 and the applicable forward curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2007 (dollar amounts in thousands).


                            2007       2008        2009          2010        2011     Thereafter      Total    Fair Value
                         ----------- ---------- ----------- ------------  ----------- -----------  ----------- -------------
Fixed rate debt........  $   5,884   $ 23,909   $   12,312   $   14,401    $227,598   $ 363,607    $  647,711   $ 647,711
Average interest rate..      6.52%      6.37%        6.01%        6.10%       5.83%      5.79%
----------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $  70,000   $      -   $        -   $        -    $     -    $       -    $   70,000   $  70,000
Average interest rate..      5.67%
------------------------ ----------- ---------- ------------ ------------- ---------- ------------ ------------ ------------
Variable rate EURIBOR
  debt (2).............  $       -   $175,694   $  150,903   $       -     $ -        $       -    $  326,597   $ 326,597
Average interest rate..                 6.11%        6.11%
----------------------------------------------------------------------------------------------------------------------------
Interest rate swaps
Swap on EURIBOR........  $       -   $    847   $    2,738   $        -    $     -    $       -    $    3,585   $   3,585



(1)  Amounts include borrowings under our line of credit, which expires in 2012.

(2) First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($365.1 million as of June 30, 2007). As of June 30, 2007, the available amount under those credit facilities was in aggregate (euro)28 million ($37.7 million).

         At June 30, 2007, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:


                                      2007        2008        2009        2010        2011      Thereafter
                                   ----------- ----------- ----------  ---------- ----------- -------------
Notional amounts (in millions)...  $   246.1   $   124.0   $   118.0    $     -    $   -        $      -
Weighted average interest rate...      3.75%       3.72%       3.73%          -        -               -



         Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at March 31, 2007, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by $3.2 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by $3.1 million.

         On January 2, 2007, we prepaid the (euro)325 million collateralized notes ($429 million at December 31, 2006) at our European operations that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges. Accordingly, the remaining debt in Europe relates to the joint venture properties, in which we have a 20% equity interest, and which are consolidated for financial reporting purposes.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Act of 1934 as amended) as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

         The information set forth under the heading "Legal Matters" in Note 15 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A.  RISK FACTORS
          ------------

         As of June 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

         On June 12, 1998, our Board authorized the repurchase from time to time of up to 10,000,000 common shares on the open market or in privately negotiated transactions. On subsequent dates our Board increased the repurchase authorization, the last being April 13, 2001, when our Board increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 common shares under this authorization. The Company did not repurchase any common shares during the six months ended June 30, 2007.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         The Company held its annual meeting of shareholders on May 3, 2007, and the following matters were voted on at the meeting:

1. The election of the following members of our Board for the succeeding year or until their successors are duly qualified and elected

                                         Total Votes
                            ----------------------------------------
          Name              Total Votes For     Total Votes Withheld
----------------------      ----------------    --------------------
B. Wayne Hughes                  152,359,529             4,108,298
Ronald L. Havner, Jr.            152,935,432             3,532,392
Dann V. Angeloff                 150,053,595             6,414,249
William C. Baker                 153,975,050             2,492,774
John T. Evans                    153,381,299             3,086,525
Uri P. Harkham                   152,940,807             3,527,017
B. Wayne Hughes, Jr.             151,069,005             5,398,818
Harvey Lenkin                    148,633,446             7,834,377
Gary E. Pruitt                   154,336,517             2,131,307
Daniel C. Staton                 154,177,165             2,290,658

2. The Company's shareholders approved ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2007. There were 153,322,014 votes cast for ratification; 2,334,166 votes cast against ratification; and 811,644 votes abstained.

3. The Company's shareholders approved the Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan. There were 133,398,565 votes cast for approval; 10,539,333 votes cast against approval; and 1,048,559 votes abstained.

4. The Company's shareholders approved a proposal to reorganize the Company as a Maryland real estate investment trust. Of the shares of common stock voted at the meeting, 95,201,017 votes were cast in favor of the proposal; 48,344,864 shares voted against; 988,107 shares abstained; and 11,104,174 were broker non-votes. Of the Company's shares of Equity Stock, Series A and Equity Stock, Series AAA voting together as a class, 4,596,785 votes were cast in favor of the merger agreement, 140,240 shares voted against; 5,025 shares abstained; and 377,192 were broker non-votes. Of the Company's preferred stock voting together as a class, 1,028,473 shares were cast in favor of the merger agreement; 15,802 shares voted against; and 862,428 shares abstained.

ITEM 6.    EXHIBITS
           --------

         Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DATED: August 9, 2007

                        PUBLIC STORAGE

                        By:    /s/  John Reyes
                               ---------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

                                 PUBLIC STORAGE

                              INDEX TO EXHIBITS (1)

                           (Items 15(a)(3) and 15(c))


3.1 Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate Anvestment trust. Filed with the
       Registrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.2 Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant's Current Beport on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.3 Articles Supplementary for Public Storage Equity Shares, Series A. Filed with the Registrant's Current Aeport on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.4 Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant's Current Aeport on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.5 Articles Supplementary for Public Storage 7.500% Cumulative Preferred Shares, Series V. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.6 Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.7 Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares , Series X. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.8 Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.9 Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.10 Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.11 Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.12 Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.13 Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.14 Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.15 Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.16 Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.17 Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.18 Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.19 Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.20 Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.21 Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.22 Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Aegistrant's Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.

4.1    Master  Deposit  Agreement,  dated  as of May 31,  2007.  Filed  with the
       Registrant's   Current  Report  on  Form  8-K  dated  June  6,  2007  and incorporated by reference herein.

10.1 Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995. Filed with Public Storage Inc.'s ("PSI") Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-0839) and incorporated herein by reference.

10.2 Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995. Filed with PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 001-11186) and incorporated herein by reference.

10.3 Limited Partnership Agreement of PSAF Development Partners, L.P. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 001-0839) and incorporated herein by reference.

10.4 Agreement of Limited Partnership of PS Business Parks, L.P. Filed with PS Business Parks, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.5 Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L.P. (March 12, 1999). Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.6 Limited Partnership Agreement of PSAC Development Partners, L.P. Filed with PSI's Current Report on Form 8-K dated November 15, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.7 Agreement of Limited Liability Company of PSAC Storage Investors, L.L.C. Filed with PSI's Current Report on Form 8-K dated November 15, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.8 Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.9 Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.10 Second Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.11 Third Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.12 Limited Partnership Agreement of PSAF Acquisition Partners, L.P. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-0839) and incorporated herein by reference.

10.13 Credit Agreement by and among Registrant, Wells Fargo Bank, National Association and Wachovia Bank, National Association as co-lead arrangers, and the other financial institutions party thereto, dated March 27, 2007. Filed with PSI's Current Report on Form 8-K on April 2, 2007 (SEC File No. 001-0839) and incorporated herein by reference.

10.14 Senior Credit Agreement dated May 26, 2003, as amended by Amendment Agreements dated July 11, 2003 and December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit
       10.1 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard Storage Centers, Inc. ("Shurgard") (SEC File No. 001-11455).

10.15 Amendment and Waiver Agreement dated February 21, 2005 to the Senior Credit Agreement dated May 26, 2003, as amended as of December 2, 2003, by and among First Shurgard Sprl, First Shurgard Finance Sarl, First Shurgard Deutschland GmbH, Societe Generale and others. Incorporated by reference to Exhibit 10.2 filed with the Current Report on Form 8-K dated February 21, 2005 filed by Shurgard (SEC File No. 001-11455).

10.16 Credit Facility Agreement dated July 12, 2004, between Second Shurgard SPRL, Second Shurgard Finance SARL, the Royal Bank of Scotland as Mandated Lead Arranger, the Royal Bank of Scotland PLC as Facility Agent. Incorporated by reference to Exhibit 10.43 filed with the Report on Form 10-Q for the quarter ended June 30, 2004 filed by Shurgard (SEC File No. 001-11455).

10.17* Employment  Agreement between  Registrant and B. Wayne Hughes dated as of
       November 16, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC File No. 001-0839) and incorporated herein by reference.

10.18* Shurgard  Storage  Centers,  Inc. 1995 Long Term  Incentive  Compensation
       Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement dated June 8, 1995 filed by Shurgard (SEC File No. 001-11455).

10.19* Shurgard   Storage   Centers,   Inc.  2000  Long-Term   Incentive   Plan.
       Incorporated by reference to Exhibit 10.27 Annual Report on Form 10-K for the year ended December 31, 2000 filed by Shurgard (SEC File No. 001-11455).

10.20* Shurgard  Storage  Centers,  Inc. 2004 Long Term  Incentive  Compensation
       Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement dated June 7, 2004 filed by Shurgard (SEC File No. 001-11455).

10.21* Public  Storage,  Inc. 1996 Stock Option and Incentive  Plan.  Filed with
       PSI's Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.22* Public  Storage,  Inc. 2000  Non-Executive/Non-Director  Stock Option and
       Incentive Plan. Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.

10.23* Public  Storage,  Inc. 2001  Non-Executive/Non-Director  Stock Option and
       Incentive Plan. Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.24* Public  Storage,  Inc. 2001 Stock Option and Incentive  Plan.  Filed with
       PSI's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.25* Form of 2001 Stock Option and Incentive Plan  Non-qualified  Stock Option
       Agreement. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.26* Form of Restricted  Share Unit Agreement.  Filed with the PSI's Quarterly
       Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.27* Form of 2001 Stock  Option and  Incentive  Plan Stock  Option  Agreement.
       Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.28* Public Storage,  Inc.  Performance  Based  Compensation  Plan for Covered
       Employees. Filed with PSI's Current Report on Form 8-K dated May 11, 2005 (SEC File No. 001-0839) and incorporated herein by reference.

10.29* Public Storage 2007 Equity and Performance-Based  Incentive  Compensation
       Plan. Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (SEC File No. 333-144907) and incorporated herein by reference.

10.30* Form of Restricted Stock Unit Agreement. Filed herewith.

10.31* Form of Stock Option Agreement. Filed herewith.

10.32  Form of Stock Purchase Agreement. Filed herewith.

10.33* Form of Indemnity Agreement.  Filed with Registrant's  Amendment No. 1 to
       Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

11     Statement Re: Computation of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* Compensatory benefit plan or arrangement or management contract.

(1) SEC File No. 001-33519 unless otherwise indicated.