Form 10-Q
period 2007-09-30
Public Storage
filed 2007-11-09
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    -------------
Commission File Number:  001-33519

                                 PUBLIC STORAGE
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   95-3551121
---------------------------------------- ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

701 Western Avenue, Glendale, California                   91201-2349
----------------------------------------                 -------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.


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

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of November 7, 2007:

Common Shares of beneficial interest, $.10 par value per share - 170,559,969 shares

                                 PUBLIC STORAGE

                                      INDEX


                                                                           Pages

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
            September 30, 2007 and December 31, 2006                         1

         Condensed Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 2007 and 2006          2

         Condensed Consolidated Statement of Shareholders' Equity
            for the Nine Months Ended September 30, 2007                     3

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2007 and 2006        4 - 5

         Notes to Condensed Consolidated Financial Statements           6 - 41

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              42 - 79

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    79 - 80

Item 4.  Controls and Procedures                                       80 - 81

PART II. OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.  Legal Proceedings                                                  82

Item 1A. Risk Factors                                                       82

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        82

Item 6.  Exhibits                                                           82

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                    September 30,        December 31,
                                                                                       2007                  2006
                                                                                 -----------------     ----------------
                                                                                    (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................     $     168,586        $     535,684
Real estate facilities, at cost:
   Land......................................................................         2,997,585            2,959,875
   Buildings.................................................................         8,509,767            8,301,990
                                                                                 -----------------     ----------------
                                                                                     11,507,352           11,261,865
   Accumulated depreciation..................................................        (2,034,014)          (1,754,362)
                                                                                 -----------------     ----------------
                                                                                      9,473,338            9,507,503
   Construction in process...................................................           103,657              90,038
                                                                                 -----------------     ----------------
                                                                                      9,576,995            9,597,541

Investment in real estate entities...........................................           317,982              301,905
Goodwill.....................................................................           174,634              174,634
Intangible assets, net.......................................................           222,168              414,602
Restricted cash..............................................................            20,844               19,900
Other assets.................................................................           148,414              154,207
                                                                                 -----------------     ----------------
              Total assets...................................................     $  10,629,623        $  11,198,473
                                                                                 =================     ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings on bank credit facilities.........................................     $           -        $     345,000
Notes payable................................................................         1,004,507            1,466,284
Debt to joint venture partner................................................            37,395               37,258
Preferred stock called for redemption........................................                 -              302,150
Accrued and other liabilities................................................           323,091              333,706
                                                                                 -----------------     ----------------
         Total liabilities...................................................         1,364,993            2,484,398
Minority interest:
   Preferred partnership interests...........................................           325,000              325,000
   Other partnership interests...............................................           181,772              181,030
Commitments and contingencies (Note 15)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,739,500 shares issued (in series) and
     outstanding, (1,712,600 at December 31, 2006) at liquidation preference.         3,527,500            2,855,000
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,402,880 shares issued and outstanding (169,144,467 at
     December 31, 2006)......................................................            16,941               16,915
   Equity Shares of beneficial interest, Series A, $0.01 par value,
     100,000,000 shares authorized, 8,744.193 shares issued and outstanding..                 -                    -
   Paid-in capital...........................................................         5,652,304            5,661,507
   Cumulative net income.....................................................         3,792,940            3,503,292
   Cumulative distributions paid.............................................        (4,295,512)          (3,847,998)
   Accumulated other comprehensive income....................................            63,685               19,329
                                                                                 -----------------     ----------------
         Total shareholders' equity..........................................         8,757,858            8,208,045
                                                                                 -----------------     ----------------
              Total liabilities and shareholders' equity.....................     $  10,629,623        $  11,198,473
                                                                                 =================     ================

                            See accompanying notes.
                                       1

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                                ------------------------------    -------------------------------
                                                                    2007             2006             2007              2006
                                                                --------------   -------------    -------------     -------------
Revenues:
   Self-storage rental income..............................     $    427,949     $    328,782     $  1,237,946      $    842,361
   Ancillary operating revenue.............................           37,754           29,827          107,903            77,500
   Interest and other income...............................            3,257           12,651            6,337            27,773
                                                                --------------   -------------    -------------     -------------
                                                                     468,960          371,260        1,352,186           947,634
                                                                --------------   -------------    -------------     -------------
Expenses:
  Cost of operations (excluding depreciation and
      amortization):
      Self-storage facilities..............................          143,371          109,106          441,657           286,204
      Ancillary operations.................................           22,687           18,514           63,419            50,315
  Depreciation and amortization............................          147,767          113,463          491,725           212,057
  General and administrative...............................           11,416           36,242           49,397            49,996
  Interest expense.........................................           15,257            9,323           48,772            12,752
                                                                --------------   -------------    -------------     -------------
                                                                     340,498          286,648        1,094,970           611,324
                                                                --------------   -------------    -------------     -------------
Income from continuing operations before equity in
   earnings of real estate entities, casualty gain, gain
   on disposition of real estate investments, foreign
   currency exchange gain (loss), income from derivatives
   and minority interest in income.........................          128,462           84,612          257,216           336,310

Equity in earnings of real estate entities.................            3,424            2,618           10,183             9,208
Casualty gain .............................................                -                -            2,665                 -
Gain on disposition of real estate investments.............               92              756            2,330             1,222
Foreign currency exchange gain (loss)......................           30,384             (172)          40,977              (172)
Income from derivatives, net...............................              117               32            1,126                32
 Minority interest in income...............................           (8,304)          (8,590)         (21,611)          (24,477)
                                                                --------------   -------------    -------------     -------------
Income from continuing operations..........................          154,175           79,256          292,886           322,123
Cumulative effect of a change in accounting principle......                -                -                -               578
Discontinued operations....................................           (1,409)           1,925           (3,238)            1,558
                                                                --------------   -------------    -------------     -------------
Net income.................................................     $    152,766     $     81,181     $    289,648      $    324,259
                                                                ===============  ==============   =============     =============
Net income allocation:
   Allocable to preferred shareholders based on
   distributions paid......................................     $     60,333    $      60,265     $    176,424     $     159,256
   Allocable to preferred shareholders based on redemptions.               -           21,643                -            21,643
   Allocable to Equity Shares, Series A....................            5,356            5,356           16,068            16,068
   Allocable to common shareholders........................           87,077           (6,083)          97,156           127,292
                                                                --------------   -------------    -------------     -------------
                                                                $    152,766     $     81,181     $    289,648      $    324,259
                                                                ===============  ==============   =============     =============
Net income (loss) per common share - basic
   Continuing operations...................................     $      0.52      $     (0.05)     $       0.59      $       0.94
   Discontinued operations.................................           (0.01)             0.01            (0.02)             0.01
                                                                --------------   -------------    -------------     -------------
                                                                $      0.51      $     (0.04)     $       0.57      $       0.95
                                                                ===============  ==============   =============     =============
Net income (loss) per common share - diluted
   Continuing operations...................................     $      0.52      $     (0.05)     $       0.59     $        0.93
   Discontinued operations.................................           (0.01)             0.01            (0.02)             0.01
                                                                --------------   -------------    -------------     -------------
                                                                $      0.51      $     (0.04)     $       0.57      $       0.94
                                                                ===============  ==============   =============     =============
Net income per depositary share representing Equity
   Shares, Series A (basic and diluted) ...................     $       0.61     $       0.61     $       1.84      $       1.84
                                                                ===============  ==============   =============     =============
Basic weighted average common shares outstanding...........          169,374          145,387          169,317           133,897
                                                                ===============  ==============   =============     =============
Diluted weighted average common shares outstanding.........          170,085          145,387          170,166           134,851
                                                                ===============  ==============   =============     =============
Weighted average Equity Shares, Series A (basic and
   diluted)................................................            8,744            8,744            8,744             8,744
                                                                ===============  ==============   =============     =============

                            See accompanying notes.
                                       2

                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                               Cumulative                                       Cumulative Net
                                                            Preferred Shares   Common Shares   Paid-in Capital       Income
                                                           ------------------ ---------------  ---------------  --------------

Balance at December 31, 2006..............................   $  2,855,000     $     16,915     $  5,661,507      $  3,503,292

Issuance of cumulative preferred shares:
   Series M (20,000 shares).............................          500,000                -          (15,233)                -
   Series N (6,900 shares)..............................          172,500                -           (5,375)                -

Issuance of common shares in connection with:
   Exercise of employee stock options (191,095  shares)...              -               19            8,033                 -
   Vesting of restricted shares (67,318 shares) ..........              -                7               (7)                -

Stock-based compensation expense (Note 13) ...............              -                -            3,379                 -

Net income................................................              -                -                -           289,648

Cash distributions:
   Cumulative preferred shares (Note 11)..................              -                -                -                 -
   Equity Shares, Series A ($1.838 per depositary share)..              -                -                -                 -
   Common Shares ($1.50 per share)........................              -                -                -                 -

Accumulated other comprehensive income:
   Foreign currency translation adjustments not reflected
     in net income........................................              -                -                -                 -
                                                           ------------------ ---------------  ---------------  --------------
Balance at September 30, 2007.............................   $  3,527,500     $     16,941     $  5,652,304      $  3,792,940
                                                           ================== ===============  ===============  ==============


                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)

                                                                                 Accumulated
                                                                                      Other             Total
                                                                Cumulative      Comprehensive     Shareholders'
                                                               Distributions         Income           Equity
                                                              --------------    ---------------   --------------

Balance at December 31, 2006..............................    $ (3,847,998)     $     19,329      $  8,208,045

Issuance of cumulative preferred shares:
   Series M (20,000 shares).............................                 -                 -           484,767
   Series N (6,900 shares)..............................                 -                 -           167,125

Issuance of common shares in connection with:
   Exercise of employee stock options (191,095  shares)...               -                 -             8,052
   Vesting of restricted shares (67,318 shares) ..........               -                 -                 -

Stock-based compensation expense (Note 13) ...............               -                 -             3,379

Net income................................................               -                 -           289,648

Cash distributions:
   Cumulative preferred shares (Note 11)..................        (176,424)                -          (176,424)
   Equity Shares, Series A ($1.838 per depositary share)..         (16,068)                -           (16,068)
   Common Shares ($1.50 per share)........................        (255,022)                -          (255,022)

Accumulated other comprehensive income:
   Foreign currency translation adjustments not reflected
     in net income........................................               -            44,356            44,356
                                                              --------------    ---------------   --------------
Balance at September 30, 2007.............................    $ (4,295,512)     $     63,685      $  8,757,858
                                                              ==============    ===============   ==============


                            See accompanying notes.

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                   --------------------------------
                                                                                         2007            2006
                                                                                   ---------------  ---------------
Cash flows from operating activities:
   Net income...............................................................         $  289,648      $  324,259
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8)..............................................             (3,592)           (838)
    Gain on sales of real estate and real estate investments (Notes 4 and
       14)..................................................................             (2,330)         (3,592)
    Depreciation and amortization...........................................            491,725         212,057
    Write off of capitalized development project costs......................              1,615           9,319
    Equity in earnings of real estate entities..............................            (10,183)         (9,208)
    Foreign currency exchange (gain) loss...................................            (40,977)            172
    Income from derivatives, net............................................             (1,126)            (32)
    Distributions received from the real estate entities (Note 5)...........             17,185          15,049
    Minority interest in income.............................................             21,611          24,477
       Other operating activities...........................................            (11,985)         10,489
                                                                                   ---------------  ---------------
       Total adjustments....................................................            461,943         257,893
                                                                                   ---------------  ---------------
       Net cash provided by operating activities............................            751,591         582,152
                                                                                   ---------------  ---------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (49,453)        (44,366)
    Construction in process.................................................            (81,134)        (70,903)
    Acquisition of minority interests.......................................                  -         (60,799)
    Acquisition of real estate facilities...................................            (72,787)        (98,954)
    (Deconsolidation) consolidation of partnerships (Note 2)................                (65)          3,024
    Cash portion of the merger with Shurgard (Note 3).......................                  -        (161,284)
    Proceeds from sales of real estate......................................              2,008          11,281
    Sale of real estate investments to affiliates (Note 10).................              4,909               -
    Additions to restricted cash............................................               (944)         (3,358)
    Proceeds from sales of held-to-maturity debt securities (Note 2)........              6,019           8,079
                                                                                   ---------------  ---------------
       Net cash used in investing activities................................           (191,447)       (417,280)
                                                                                   ---------------  ---------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................           (504,658)       (687,508)
    Net repayments on bank credit facilities................................           (345,000)              -
    Contributions received from European minority interests.................                  -           9,302
    Proceeds from borrowings on European notes payable......................             39,602           8,544
    Net proceeds from the issuance of common shares.........................              8,052          78,899
    Net proceeds from the issuance of cumulative preferred shares...........            651,892       1,048,945
    Redemption of cumulative preferred shares...............................           (302,150)       (682,500)
    Issuance of preferred partnership interests.............................                  -         100,000
    Distributions paid to shareholders......................................           (447,514)       (388,605)
    Distributions paid to holders of preferred partnership interests (Note
       10)..................................................................            (16,209)        (13,652)
    Distributions paid to other minority interests..........................            (15,828)        (11,037)
                                                                                   ---------------  ---------------
       Net cash used in financing activities................................           (931,813)       (537,612)
                                                                                   ---------------  ---------------
Net decrease in cash and cash equivalents...................................           (371,669)       (372,740)
Net effect of foreign exchange translation on cash..........................              4,571               -
                                                                                   ---------------  ---------------
Cash and cash equivalents at the beginning of the year......................            535,684         481,995
                                                                                   ---------------  ---------------
Cash and cash equivalents at the end of the period..........................         $  168,586      $  109,255
                                                                                   ===============  ===============

                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)


                                   (Unaudited)

                                   (Continued)


Supplemental schedule of non-cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............          $ (99,305)      $  20,849
       Construction in process..............................................             (3,610)            643
       Intangible assets, net...............................................            (14,718)              -
       Other assets.........................................................             (4,694)              -
       Notes payable........................................................             26,337         (10,223)
       Accrued and other liabilities........................................              7,094               -
       Minority interest - other partnership interests......................              8,134               -
       Accumulated other comprehensive income (loss)........................             85,333         (11,269)

   Deconsolidation of real estate entities:
       Real estate facilities, net of accumulated depreciation..............             41,409               -
       Investment in real estate entities...................................            (23,079)              -
       Intangible assets, net...............................................              1,816               -
       Other assets.........................................................                344               -
       Notes payable........................................................            (19,329)              -
       Accrued and other liabilities........................................               (544)              -
       Minority interests ..................................................               (682)              -

    Real estate acquired in exchange for assumption of mortgage note...........               -          (4,590)
    Mortgage note assumed in connection with acquisition of real estate........               -           4,590

   Merger with Shurgard Storage Centers, Inc.:
       Real estate facilities.............................................                     -     (5,070,528)
       Intangible assets..................................................                     -       (483,107)
       Other assets.......................................................                     -       (100,411)
       Accrued and other liabilities......................................                     -        162,730
       Minority interest..................................................                     -        144,351
       Debt...............................................................                     -      1,999,535
       Common stock.......................................................                     -          3,891
       Paid in capital....................................................                     -      3,182,255

    Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5:
       Minority interest - other partnership interests.........................               -           3,963
       Real estate facilities..................................................               -         (22,459)
       Investments in real estate entities.....................................               -          20,846
       Other assets............................................................               -            (167)
       Accrued and other liabilities...........................................               -             841

   Revaluation of debt to joint venture partner:
       Debt due to joint venture partner..................................                     -           1,386
       Other assets.......................................................                     -          (1,386)


                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

1.   Description of the Business
     ---------------------------

               Public Storage, Inc., formerly a California corporation, was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States. As a result of the merger with Shurgard Storage Centers, Inc. ("Shurgard") on August 22, 2006, we also have self-storage facilities located in seven Western European countries (Note 3).

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

               At September 30, 2007, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states operating under the "Public Storage" name, and 169 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 20 million net rentable square feet of commercial space located in 11 states in the United States.

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

               The  accompanying   unaudited  condensed  consolidated  financial
     statements  have been prepared in accordance with U.S.  generally  accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K (and amendments thereto) for the year ended December 31, 2006.

               Certain amounts previously reported have been reclassified to conform to the September 30, 2007 presentation. In previous presentations, certain cash balances held by our captive insurance entities which are restricted as to their use were included in cash and cash equivalents on the Company's condensed consolidated balance sheets. These restricted balances are reclassified as "restricted cash" (see also "Restricted Cash" below). In previous presentations, revenues and cost of operations with respect to our Commercial facilities and Containerized Storage facilities

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     were reported on separate lines on our condensed consolidated statements of income. In our current presentation, revenues with respect to each of these operations, along with revenues from our tenant reinsurance, retail, truck and property management operations, are included under the caption "Revenues: Ancillary operations" and the related cost of operations are included in "Expenses: Cost of operations - Ancillary operations" on our accompanying condensed consolidated statements of income. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

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

               The accounts of the entities we control along with the accounts of the VIE's that we are the primary beneficiary of are included in our consolidated financial statements along with those of the Company. We account for our investment in entities that we do not control, or entities for which we are not the primary beneficiary and over which we have significant influence, using the equity method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities."


               Collectively, at September 30, 2007, the Company and the Consolidated Entities own a total of 2,157 real estate facilities, consisting of 1,979 self-storage facilities in the United States, 169 facilities in Europe, three industrial facilities used by the containerized storage operations and six commercial properties.

               At September 30, 2007, the Unconsolidated Entities are comprised of our equity investments in various limited and joint venture partnerships owning an aggregate of 33 self-storage facilities, as well as our ownership of approximately 44% of the common equity of PS Business Parks, Inc. ("PSB"), which has interests in approximately 19.6 million net rentable square feet of commercial space at September 30, 2007.

     Deconsolidation of Certain Entities
     -----------------------------------

               On May 24, 2007, a judgment was rendered which resulted in our losing effective control over several entities in which we had acquired an interest in connection with the acquisition of Shurgard Storage Centers. These entities owned 11 facilities with approximately 624,000 net rentable square feet at September 30, 2007. Because of our loss of control, we discontinued consolidation of these entities and therefore began to account for them on the equity method, effective the date of the judgment. Notwithstanding our loss of control, we continue to retain all of our previous financial interests in these partnerships.

               The deconsolidation of these entities resulted in an increase in Investment in Real Estate Entities of $23,079,000, and adjustments to the following balance sheet accounts, representing the balance sheet amounts of these entities:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

                                        Total
                                    --------------
    Real estate facilities, net      $  (41,409)
    Intangible assets..........          (1,816)
    Cash.......................             (65)
    Other assets...............            (344)
    Debt.......................          19,329
    Accrued and other liabilities           544
    Minority interest .........             682
                                    --------------
                                     $  (23,079)
                                    ==============

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

               Other assets at September 30, 2007 include investments totaling $745,000 ($6,764,000 at December 31, 2006) representing held-to-maturity Federal government agency securities stated at amortized cost, which approximates fair value. Other assets at September 30, 2007 also include derivative financial instruments totaling $5,660,000 ($11,810,000 at December 31, 2006) reported at estimated fair value. See Note 9 for further discussion of the fair value of our derivative financial instruments.

     Restricted Cash
     ---------------

               Restricted cash at September 30, 2007 and December 31, 2006, consists of cash held by our captive insurance entities which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay captive claims.

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

               Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of September 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

     Other Assets
     ------------

               Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, assets associated with our containerized storage business, merchandise inventory and rental trucks. Included in other assets is approximately $61 million and $65 million at September 30, 2007 and December 31, 2006, respectively, from our European operations.

     Accrued and Other Liabilities
     -----------------------------

               Accrued and other liabilities consist primarily of real property tax accruals, value-added tax accruals with respect to our European operations, prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), and accrued interest. Prepaid rent totaled $65,154,000 at September 30, 2007 ($64,291,000 at December 31, 2006), while property and value-added tax accruals approximated $110,077,000 at September 30, 2007 ($80,336,000 at December 31, 2006).

               We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation, and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at September 30, 2007 totaled $33,931,000 ($31,532,000 at December 31, 2006). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

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

               Included in accrued and other liabilities is $91,783,000 and $108,331,000 at September 30, 2007 and December 31, 2006, respectively, from our European operations.

     Goodwill and Intangible Assets
     ------------------------------

               Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     allocation of our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142").

               As a result of the merger with Shurgard (Note 3), we acquired finite-lived intangible assets comprised primarily of tenant intangibles valued at $565,341,000 and the "Shurgard" tradename, which we continue to use in Europe, valued at $18,824,000. Our intangible assets were increased by $14,718,000 during the nine months ended September 30, 2007 due to the impact of changes in exchange rates. During the nine months ended September 30, 2007, our intangible assets increased $5,135,000 for storage tenants in place with respect to self-storage facility acquisitions. Also during the nine months ended September 30, 2007, our intangible assets decreased $1,816,000 in connection with the deconsolidation of our investment in certain real estate entities (Note 5). Our finite-lived intangible assets are reported net of accumulated amortization of $386,415,000 as of September 30, 2007 ($175,944,000 as of December 31, 2006).

               The tenant intangible assets are amortized relative to the expected benefit of the tenants in place to each period and relative to the benefit of the below-market leases. The Shurgard tradename has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.

               Amortization expense of $53,320,000 and $210,471,000 was recorded for our finite-lived intangible assets for the three and nine months ended September 30, 2007, respectively. The estimated annual amortization expense for our finite-lived intangible assets for the current year and each of the next four years ending December 31 is as follows:


        2007 (remainder of)                    $    37,757,000
        2008                                        79,838,000
        2009                                        27,409,000
        2010                                        16,418,000
        2011                                        12,644,000
        2012 and beyond                             29,278,000

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

               During the second quarter of 2007, a share offering of Shurgard Europe, our European operations, was initiated to be listed on Eurolist of EuronextTM Brussels. Due to adverse market conditions, this offering was withdrawn on June 21, 2007. There is no estimate as to when or if a future offering may occur. We incurred $9.5 million in expenses related to the proposed offering of shares which is included in general and administrative expense for the nine months ended September 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     Foreign Exchange Translation
     ----------------------------

               The local currency is the functional currency for our European subsidiaries. Assets and liabilities (other than for intercompany balances, which are discussed below) are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. The Euro was translated at an end-of-period exchange rate of approximately 1.426 in U.S. dollars per Euro at September 30, 2007 (1.319 at December 31, 2006). Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $63,685,000 at September 30, 2007 ($19,329,000 at December 31, 2006).

               With  respect  to   intercompany   balances  among  our  European
     subsidiaries and our domestic operations, when settlement of such intercompany balances are not expected in the near term (generally within one to two years), the impact of end-of-period exchange rate changes on the expected settlement amounts in U.S. Dollars are reflected in accumulated other comprehensive income (loss). However, for any other intercompany balances where settlement is expected in the foreseeable future, changes in exchange rates are recorded in income in the period in which the change occurs. For the three and nine months ended September 30, 2007, we recorded foreign currency exchange gains of $30,384,000 and $40,977,000, respectively, on our condensed consolidated statements of income, principally related to such intercompany balances. Substantially all of such intercompany balances are expected to settle in the foreseeable future. At September 30, 2007 and December 31, 2006, our European subsidiaries had intercompany balances payable to our United States operations totaling $556,186,000 and $542,162,000, respectively.

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

               As of September 30, 2007, none of the derivatives were considered effective hedges because we believe it is not highly likely that the debt and the related derivative instruments will remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our condensed consolidated statements of income.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     Other Comprehensive Income
     --------------------------

              Our comprehensive income is as follows (amounts in thousands):

                                                   For the Three Months Ended         For the Nine Months Ended
                                                         September 30,                      September 30,
                                                  -------------------------------   --------------------------------
                                                     2007             2006             2007              2006
                                                  ---------------  --------------   --------------   ---------------
     Net income................................    $   152,766      $    81,181      $   289,648      $   324,259
     Accumulated  other  comprehensive   income
     (loss):
        Aggregate foreign currency  translation
          adjustments..........................         58,396          (11,269)          85,333          (11,269)
        Less:   foreign  currency   translation
          adjustments reflected in net income..        (30,384)               -          (40,977)               -
                                                  ---------------  --------------   --------------   ---------------
     Total comprehensive income................    $   180,778      $    69,912      $   334,004      $   312,990
                                                  ===============  ==============   ==============   ===============

               Other comprehensive income reflects our net income, adjusted for any portion of currency translation adjustments related to our European subsidiaries measured from the beginning to the end of each respective period, which have already been reflected in our net income.

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

     Discontinued Operations
     -----------------------

               We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consists of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. In the three and nine months ended September 30, 2007, loss from discontinued operations totaled $1,409,000 and $3,238,000, respectively, as compared to net income totaling $1,925,000 and $1,558,000, respectively for the same periods in 2006.

     Net Income per Common Share
     ---------------------------

               In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders. Distributions paid to the holders of our Cumulative Preferred Shares totaling $60,333,000 and $176,424,000 for the three and nine months ended September 30, 2007, respectively, and $60,265,000 and $159,256,000 for the three and nine months ended September 30, 2006, respectively, have been deducted from net income to arrive at net income allocable to our common shareholders.

               When  we  call  any  of  our  Cumulative   Preferred  Shares  for
     redemption,  we record an additional  allocation of income to our preferred

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     shareholders equal to the excess of a) the cash required to redeem the securities over b) the "Book Value" (the net proceeds from the original issuance of the securities) of the securities. An additional allocation of $21,643,000 was recorded for the three and nine months ended September 30, 2006.

               The remaining income allocated to our common shareholders has been further allocated among our regular common shares and our Equity Shares, Series A. The allocation among each class was based upon the two-class method. Under the two-class method, earnings per share for each class of common shares are determined according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, the Equity Shares, Series A, were allocated net income of $5,356,000 and $16,068,000 for each of the three and nine months ended September 30, 2007 and 2006, respectively. Income of $87,077,000 and $97,156,000 for the three and nine months ended September 30, 2007, respectively, and loss of $6,083,000 and income of $127,292,000 for the three and nine months ended September 30, 2006, respectively, was allocated to the regular common shareholders.

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

     Recently Issued Accounting Standards
     ------------------------------------

               The  Fair  Value  Option  for  Financial   Assets  and  Financial
               -----------------------------------------------------------------
               Liabilities
               -----------

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               Fair Value Measurement
               ----------------------

               In 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the impact to be material to our financial condition or results of operations.

3.   Merger with Shurgard
     --------------------

               On August 22, 2006, we merged with Shurgard, a REIT which had interests in 487 self-storage facilities in the United States and 160 self-storage facilities in Europe.

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

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

                                                               Nine Months Ended
                                                              September 30, 2007
                                                              ------------------
                                                                  (Amounts in
                                                                  thousands)
Real estate facilities, at cost:
   Balance at December 31, 2006........................        $   11,261,865
   Newly developed facilities opened for operations....                71,125
   Acquisition of real estate facilities...............                67,652
   Deconsolidation of Entities (Note 2) ...............               (42,473)
   Disposition of real estate facilities...............                (1,239)
   Capital improvements................................                49,453
   Impact of foreign exchange rate changes.............               100,969
                                                              ------------------
   Balance at September 30, 2007.......................            11,507,352
                                                              ------------------
Accumulated depreciation:
   Balance at December 31, 2006........................            (1,754,362)
   Deconsolidation of Entities (Note 2) ...............                 1,064
   Additions during the year...........................              (279,420)
   Dispositions during the year........................                   368
   Impact of foreign exchange rate changes.............                (1,664)
                                                              ------------------
   Balance at September  30, 2007......................            (2,034,014)
                                                              ------------------
Construction in process:
   Balance at December 31, 2006........................                90,038
   Current development.................................                81,134
   Newly developed facilities opened for operations....               (71,125)
   Impact of foreign exchange rate changes.............                 3,610
                                                              ------------------
   Balance at September 30, 2007.......................               103,657
                                                              ------------------
Total real estate facilities at September 30, 2007.....        $    9,576,995
                                                              ==================

               During the nine months ended September 30, 2007, we completed six development and seven expansion projects which in aggregate added approximately 614,000 net rentable square feet of self-storage space at a total cost of $71,125,000. In addition, we acquired seven self-storage facilities (511,000 net rentable square feet) from third parties for an aggregate cost of $72,787,000, in cash; $67,652,000 was allocated to real estate facilities and $5,135,000 was allocated to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

               Construction in process at September 30, 2007 includes 39 projects in the United States (1,711,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $43,579,000 at September 30, 2007 and total estimated costs to complete of $106,878,000. In addition, we have 16 projects to develop new self-storage facilities in Europe (793,000 aggregate net rentable square feet), with costs incurred at September 30, 2007 of $60,078,000 and total estimated costs to complete of $84,184,000.

               We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and nine months ended September 30, 2007 was $1,297,000 and $3,011,000, respectively, as compared to $530,000 and $1,599,000 for the same periods in 2006.

               During the nine months ended September 30, 2007, we have received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $2,008,000 and recorded a gain

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     of $1,137,000 as a result of these transactions. In connection with the sale of limited liability partner interests in Shurgard Europe (Note 10), we also recorded a gain of $1,193,000 for the three and nine months ended September 30, 2007, representing the excess of the sales proceeds less the book value of the interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income.

               Included in real estate facilities, accumulated depreciation, and construction in process is $1.6 billion with respect to our European operations at September 30, 2007.

5.   Investment in Real Estate Entities
     ----------------------------------

               Interests in entities for periods that they are either VIE's that we are not the primary beneficiary of, or other non-VIE entities that we do not have a controlling financial interest in, are accounted for using the equity method of accounting. At September 30, 2007, our investments in real estate entities consist of ownership interests in the Unconsolidated Entities.

               For the three and nine months ended September 30, 2007, we recognized earnings from our investments in real estate entities of $3,424,000 and $10,183,000, respectively, as compared to $2,618,000 and
     $9,208,000 for the same periods in 2006.

               We received cash distributions from our investments in real estate entities for the nine months ended September 30, 2007 and 2006, of $17,185,000 and $15,049,000, respectively.

               During the nine months ended September 30, 2007, our investments in real estates entities increased $23,079,000 due to the deconsolidation of certain entities we had acquired an interest in, in connection with the merger with Shurgard. See Note 2 for further information.

               The following table sets forth our investments in real estate entities at September 30, 2007 and December 31, 2006, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2007 and 2006 (amounts in thousands):

                                                                    Equity in Earnings of Real      Equity in Earnings of Real
                                   Investments in Real Estate      Estate Entities for the Three   Estate Entities for the Nine
                                          Entities at               Months Ended Septembe 30,       Months Ended September 30,
                                --------------------------------  ------------------------------  -----------------------------
                                 September 30,     December 31,
                                     2007              2006            2007           2006            2007           2006
                                ---------------    -------------- --------------- --------------  -------------   -------------
PSB..........................   $   277,049        $     283,700    $     2,522    $     2,018    $     8,236     $     7,634
Other Investments............        40,933               18,205            902            600          1,947           1,574
                                ---------------    -------------- --------------- --------------  -------------   -------------
  Total......................   $   317,982        $     301,905    $     3,424    $     2,618    $    10,183     $     9,208
                                ===============    ============== =============== ==============  =============   =============

     Investment in PSB
     -----------------

               PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 44% common equity interest in PSB as of September 30, 2007. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both September 30, 2007 and December 31, 2006; these limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2007 ($56.85 per share of PSB common stock), the shares and units had a market value of approximately $723.3 million as compared to a book value of $277.0 million.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               At September 30, 2007, PSB owned approximately 19.6 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

               The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                                2007              2006
                                                           ----------------- -----------------
                                                                (Amounts in thousands)
 For the nine months ended September 30,
   Total operating revenue..............................   $      201,471     $      180,050
   Costs of operations and other operating expenses.....          (68,603)           (60,618)
   Other income and expense, net........................            1,013              3,799
   Depreciation and amortization........................          (71,841)           (63,720)
   Discontinued operations..............................                -              1,643
   Minority interest....................................           (9,888)           (13,450)
                                                           ----------------- -----------------
     Net income.........................................   $       52,152     $       47,704
                                                           ================= =================



                                                           At September 30,    At December 31,
                                                                2007              2006
                                                           ----------------- -----------------
                                                                (Amounts in thousands)

   Total assets (primarily real estate).................   $    1,549,951     $    1,462,864
   Total debt...........................................           61,064             67,048
   Preferred equity and preferred minority interests....          811,000            705,250
   Common equity and common minority interests..........          631,199            648,172


     Other Investments
     -----------------

               Other investments include an aggregate common equity ownership of approximately 29% in a) 12 entities that own an aggregate of 33 self-storage facilities that we held on a consistent basis for each of the three and nine months ended September 30, 2007 and 2006, respectively, and
     b) entities owning 11 self-storage facilities which we deconsolidated effective May 24, 2007 as described in Note 2.

               The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to these other investments:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

                                             2007           2006
                                         -------------   -----------
                                            (Amounts in thousands)
 For the nine months ended September
     30,
 Total revenue........................   $     17,493    $   17,209
 Cost of operations and other expenses         (7,908)       (6,929)
 Depreciation and amortization........         (2,210)       (2,272)
                                         -------------   -----------
     Net income.......................   $      7,375    $    8,008
                                         =============   ===========

                                        At September 30,  At December 31,
                                              2007             2006
                                       -----------------  ---------------
                                               (Amounts in thousands)

 Total assets (primarily storage
     facilities)......................   $     73,042    $   73,031
 Total liabilities....................         21,205        21,112
 Total Partners' equity...............         51,837        51,919

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

               On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million, and bears an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2007). We had no outstanding borrowings on our revolving line of credit at September 30, 2007 or at November 8, 2007.

               The  Credit  Agreement  includes  various  covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at September 30, 2007.

               At September 30, 2007, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $20,408,000 ($21,068,000 at December 31, 2006). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

7.   Notes Payable
     -------------

               The carrying amounts of our notes payable at September 30, 2007 and December 31, 2006 consist of the following (dollar amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)


                                                                               September 30,     December 31,
                                                                                    2007             2006
                                                                               --------------   ---------------
  Domestic Unsecured Notes Payable:

  5.875% effective and stated note rate, interest only and payable
     semi-annually, matures in March 2013................................      $     200,000      $    200,000
  5.73% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes
     $11,877 of unamortized premium at September 30, 2007) ..............            211,877          214,033
  6.53% effective rate, 7.625% stated note rate, interest only and payable
     semi-annually, due April 2007.......................................                  -           50,119
  7.66% senior unsecured note due January 2007...........................                  -           11,200

  Domestic Mortgage Notes:

  5.59% average effective rate fixed rate mortgage notes payable, secured by
     53 real estate facilities with a net book value of $410,853 at
     September 30, 2007 and stated note rates between 4.95% and 7.76%, due between October 2007 and August 2015 (carrying amount includes $3,392
     of unamortized premium at September 30, 2007) ......................            145,021          166,737
  Variable rate mortgage notes payable...................................                  -            8,428
  5.29% average effective rate fixed rate mortgage notes payable,  secured by
     33  real  estate  facilities  with  a net  book  value  of  $187,678  at
     September  30,  2007,   stated  note  rates  between  5.40%  and  8.75%,
     principal  and interest  payable  monthly,  due at varying dates between
     October 2009 and September  2028  (carrying  amount  includes  $3,771 of
     unamortized premium at September 30, 2007)..........................            87,834            91,489

  European Secured Notes Payable:

  (euro)325 million notes payable due  originally in 2011,  but prepaid in
     January 2007........................................................                 -           428,760
  First Shurgard  credit  agreement,  due in 2008,  secured by 38 real estate facilities  with a net book value of  $282,300  at  September  30,  2007
     (interest  rate of EURIBOR + 2.25%,  6.187%  average for the nine months ended  September  30,  2007,  6.659%  rate at  September  30, 2007 which
     approximate market rates)...........................................           185,111           172,832
  Second Shurgard credit agreement, due in 2009, secured by 26 real estate facilities with a net book value of $199,200 at September 30, 2007
     (interest rate of EURIBOR + 2.25%, 6.187% average for the nine months ended September 30, 2007, 6.659% rate at September 30, 2007 which
     approximate market rates)...........................................           167,570           116,086
  Liability under Capital Leases.........................................             7,094             6,600
                                                                               --------------   ---------------
         Total notes payable.............................................      $  1,004,507       $ 1,466,284
                                                                               ==============   ===============


               The 5.875% and 5.73% effective rate domestic unsecured notes payable were recorded at their estimated fair value upon assumption based upon estimated market rates for debt with similar terms and ratings. As of September 30, 2007 the aggregate fair value of these notes was approximately $415,344,000 as compared to the actual assumed balances of $400,000,000. This initial premium of $15,344,000 is being amortized over the remaining term of the notes using the effective interest method.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               The domestic unsecured notes payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at September 30, 2007.

               The 5.59% average effective rate fixed rate domestic mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.59%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate of $179,827,000. This initial premium of $4,765,000 is being amortized over the remaining term of the mortgage notes using the effective interest method. These mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at September 30, 2007.

               On   January   2,  2007,   we  repaid   the   (euro)325   million
     collateralized European notes that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges.

               First Shurgard and Second Shurgard, joint venture partnerships in which we have a 20% interest, (see Note 10) have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($386.5 million as of September 30, 2007). As of September 30, 2007, the available amounts under those credit facilities were, in the aggregate,
     (euro)22.5 million ($32.1 million). Our draws under the First Shurgard and Second Shurgard credit facilities can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of September 30, 2007, we were in compliance with these financial covenants.

               At September 30, 2007, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                     Domestic         Domestic                       Liabilities
                                    Unsecured      Mortgage Notes      European          under
                                  Notes Payable        Payable      Notes Payable   Capital Leases    Total
                                ----------------  ---------------  ---------------  --------------  -------------
2007 (remainder of)..........      $        808      $    2,097       $     856       $     18      $      3,779
2008.........................             3,404          20,505          184,256           112           208,277
2009.........................             3,605           8,707          167,569           123           180,004
2010.........................             3,817          10,584                -            85            14,486
2011.........................           200,243          27,355                -           782           228,380
Thereafter...................           200,000         163,607                -         5,974           369,581
                                ----------------  ---------------  ---------------  --------------  -------------
                                   $    411,877      $  232,855       $  352,681      $  7,094      $  1,004,507
                                ================  ===============  ===============  ==============  =============
Weighted average effective rate            5.8%            5.5%             6.2%          9.9%              5.9%
                                ================  ===============  ===============  ==============  =============


               We incurred interest expense with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $51,783,000 and $14,351,000 for the nine months ended September 30, 2007 and 2006, respectively. These amounts were comprised of $55,375,000 and $15,189,000 in cash for the nine months ended September 30, 2007 and 2006, respectively, less $3,592,000 and $838,000 in amortization of premium net of increase in debt to Joint Venture Partner described in
     Note 8, respectively.

               The net book value of the properties under capital leases was $33,451,000 as of September 30, 2007, which is net of accumulated depreciation of $1,241,000.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

8.   Debt to Joint Venture Partner
     -----------------------------

               On December 31, 2004, we sold seven self-storage facilities to an unconsolidated affiliated joint venture for $22,993,000. On January 14, 2005, we sold an 86.7% interest in three additional self-storage facilities to the joint venture for an aggregate amount of $27,424,000. Our partner's combined equity contribution with respect to these transactions was $35,292,000. Due to our continuing interest in these facilities and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these facilities is accounted for as a liability on our accompanying consolidated balance sheets. Our partner's share of operations with respect to these facilities has been accounted for as interest expense on our accompanying consolidated statements of income.

               The outstanding balances of $37,395,000 and $37,258,000 due the joint venture partner as of September 30, 2007 and December 31, 2006, respectively, approximate the fair value of our partner's interest in these facilities as of each respective date. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability, an adjustment is made to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We increased the note balance by $1,386,000 during 2006 as a result of our periodic review of fair value.

               A total of $2,375,000 and $2,276,000 was recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the nine months ended September 30, 2007 and 2006, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $2,239,000 and $2,146,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the nine months ended September 30, 2007 and 2006, respectively, and increases in the Debt to Joint Venture Partner of $136,000 and $130,000 for the nine months ended September 30, 2007 and 2006, respectively.

               We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

9.   Derivative Financial Instruments
     --------------------------------

               As described in Note 2, under Derivative Financial Instruments, we report these derivative financial instruments at fair value on our consolidated balance sheet and changes in fair values for the nine months ended September 30, 2007, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:

                                                    September 30,   December 31,
                                                        2007            2006
                                                    --------------  ------------
                                                      (Amounts in thousands)
Assets:
   Interest rate contracts.........................    $   5,660    $  11,810
                                                    ==============  ============
Liabilities:
   Interest rate contracts.........................    $       -    $  (4,162)
   Foreign currency exchange contracts.............       (1,146)      (7,837)
                                                    --------------  ------------
                                                       $  (1,146)   $ (11,999)
                                                    ==============  ============

               For the nine months ended September 30, 2007, net income from derivatives of $1,126,000 was comprised of a change in value of the related instruments representing gain of $1,205,000, offset by $79,000 in net payments incurred during the period under the underlying instruments.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

     Preferred Partnership Interests

               The following table summarizes the preferred partnership units outstanding at September 30, 2007 and December 31, 2006:

                                                           September 30, 2007          December 31, 2006
                    Earliest Redemption
                       Date or Dates      Distribution     Units       Carrying       Units        Carrying
      Series              Redeemed            Rate      Outstanding     Amount     Outstanding      Amount
-----------------   --------------------  ------------  -----------   ------------ -----------    -----------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        ------------  ------------  -----------   -----------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ============  ============  ===========   ===========

               Income allocated to the preferred minority interests totaled $16,209,000 and $13,652,000 for the nine months ended September 30, 2007 and 2006, respectively, comprised of distributions paid.

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

     Other Partnership Interests
     ---------------------------

               Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at September 30, 2007 and December 31, 2006 as well as the income allocated to minority interests for the three and nine months ended September 30, 2007 and 2006 with respect to the other partnership interests (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

                                          Minority Interest at
                                    --------------------------------
                                    September 30,     December 31,
           Description                 2007                2006
----------------------------------  ---------------  ---------------
European joint ventures...........    $   140,893      $   140,034
European investors................          3,607                -
Convertible Partnership Units.....          5,494            5,710
Other consolidated partnerships...         31,778           35,286
                                    ---------------  ---------------
Total other partnership interests.    $   181,772      $   181,030
                                    ===============  ===============


                                          Minority Interests               Minority Interests
                                           in Income (Loss)                 in Income (Loss)
                                      for the Three Months Ended         for the Nine Months Ended
                                   --------------------------------   --------------------------------
                                   September 30,     September 30,    September 30,     September 30,
           Description                 2007               2006             2007              2006
--------------------------------   ---------------  ---------------   ---------------   --------------
European joint ventures..........    $    (1,456)     $    (1,279)     $    (7,275)      $    (1,279)
European investors...............           (109)               -             (109)                -
Convertible Partnership Units....            121              120              132               356
Other consolidated partnerships..          4,345            4,346           12,654            11,748
                                   ---------------  ---------------   ---------------   --------------
Total other partnership interests    $     2,901      $     3,187      $     5,402       $    10,825
                                   ===============  ===============   ===============   ==============

               Distributions paid to minority interests for the three months ended September 30, 2007 and 2006 were $5,471,000 and $3,689,000, respectively, and for the nine months ended September 30, 2007 and 2006 were $15,828,000 and $11,037,000, respectively. Minority interests increased $8,134,000 as a result of the impact of foreign currency translation in the nine months ended September 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               European Joint Ventures
               -----------------------

               Through the merger with Shurgard, we acquired an interest in two joint venture entities: First Shurgard SPRI ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Through a wholly-owned subsidiary, we have a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements. At September 30, 2007, First Shurgard and Second Shurgard had aggregate total assets of $559.4 million ($501.0 million at December 31, 2006), total liabilities of $380.4 million ($320.9 million at December 31, 2006), and credit facilities collateralized by assets with a net book value of $481.5 million. At September 30, 2007, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than a commitment, to subscribe for up to $20 million and an additional $10.7 million as of September 30, 2007 in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

               On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. The exit procedure can, in certain circumstances, result in a third party acquiring the facilities owned by First and Second Shurgard, including our interest in these facilities. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure. On January 17, 2007, we filed an arbitration action with our joint venture partner related to our intention to terminate the joint venture early. See
     Note 15 for further discussion of the arbitration proceedings.

               European Investors
               ------------------

               In the second quarter of 2007,  one of our European  subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests upon (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 for the nine months ended September 30, 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at September 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2007.

               Convertible Partnership Units
               -----------------------------

               At  September  30,  2007  and  December  31,  2006,  one  of  the
     Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the partnership. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

               In May 2007 we discontinued the consolidation of certain of these joint ventures due to our losing control of these entities. As a result, minority interest in income with respect to these joint ventures ceased effective May 2007, and $682,000 in minority interest was eliminated. See
     Note 2 for further information.

               The partnership agreements of the Shurgard Domestic Joint Ventures have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

               At  September   30,  2007  and  December  31,  2006,   the  Other
     Consolidated Partnerships reflect common equity interests that we do not own in 33 entities owning an aggregate of 117 self-storage facilities.

               Impact of SFAS No. 150
               ----------------------

               In May 2003,  the FASB issued  Statement of Financial  Accounting
     Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of setting an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

               The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair value of the Other Partnership Interests is approximately $450 million at December 31, 2006 and September 30, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

11.  Shareholders' Equity
     --------------------

               Cumulative Preferred Shares
               ---------------------------

               At September 30, 2007 and December 31, 2006, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                           At September 30, 2007          At December 31, 2006
                           Earliest                    -----------------------------   -----------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series                Date           Rate        Outstanding      Amount        Outstanding       Amount
-------------------     -------------   -------------  --------------  --------------  --------------  -------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%           6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%          18,400        460,000          18,400        460,000
Series L                  10/20/11            6.750%           9,200        230,000           9,200        230,000
Series M                    1/9/12            6.625%          20,000        500,000               -              -
Series N                    7/2/12            7.000%           6,900        172,500               -              -
                                                       --------------  --------------  --------------  -------------
     Total Cumulative Preferred Shares                     1,739,500    $ 3,527,500       1,712,600    $ 2,855,000
                                                       ==============  ==============  ==============  =============

               The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At September 30, 2007, there were no dividends in arrears and the Debt Ratio was 8.2%.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               On July 2, 2007, we issued 6,900,000 depositary shares each representing 1/1,000 of our 7.000% Cumulative Preferred Shares, Series N, for gross proceeds of approximately $172,500,000.

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

               During 2006, we redeemed our Series R and Series S Cumulative Preferred Shares at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Shares, at par. The aggregated redemption value of $302,150,000 of these two series was classified as a liability at December 31, 2006 and repaid in the nine months ended September 30, 2007.

               Equity Shares
               -------------

               The Company is authorized to issue 100,000,000 Equity Shares of beneficial interest. The Articles of Amendment and Restatement of Declaration of Trust provide that the Equity Shares may be issued from time to time in one or more series and give our Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

               Equity Shares, Series A
               -----------------------

               At September 30, 2007 and December 31, 2006, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

               Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares representing the Equity Shares A before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each of the depositary shares will be convertible at the option of the shareholder into .956 common shares. The depositary shares are otherwise not convertible into common shares. Holders of depositary shares vote as a single class with holders of our common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

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

               Common Shares
               -------------

               During the nine months ended September 30, 2007, we issued 258,413 common shares in connection with employee stock-based compensation.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               At September 30, 2007 and December 31, 2006, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

               Dividends
               ---------

               The following table summarizes dividends declared and paid during the nine months ended September 30, 2007:

                                      Distributions Per Share      Total
                                       or Depositary Share      Distributions
                                       ---------------------  ---------------
Preferred Shares:
Series T..............................       $0.090           $     548,000
Series U..............................       $0.259               1,557,000
Series V..............................       $1.406               9,703,000
Series W..............................       $1.219               6,459,000
Series X..............................       $1.209               5,805,000
Series Y..............................       $1.284               2,055,000
Series Z..............................       $1.172               5,274,000
Series A..............................       $1.148               5,283,000
Series B..............................       $1.336               5,811,000
Series C..............................       $1.238               5,694,000
Series D..............................       $1.159               6,258,000
Series E..............................       $1.266               7,152,000
Series F..............................       $1.209              12,093,000
Series G..............................       $1.313               5,250,000
Series H..............................       $1.303               5,473,000
Series I..............................       $1.359              28,139,000
Series K..............................       $1.359              25,012,000
Series L..............................       $1.266              11,644,000
Series M..............................       $1.210              24,200,000
Series N..............................       $0.437               3,014,000
                                                              ---------------
                                                                176,424,000
Common Shares:
Equity Shares, Series A...............       $1.838              16,068,000
Common ...............................       $1.500             255,022,000
                                                              ---------------
   Total dividends....................                        $ 447,514,000
                                                              ===============

               The dividend rate on our common shares was $0.50 per common share and $1.50 per common share for the three and nine months ended September 30, 2007. The dividend rate on the Equity Share A was $0.6125 per depositary share and $1.8375 per depositary share for the three and nine months ended September 30, 2007, respectively.


12.  Segment Information
     -------------------

               Description of Each Reportable Segment
               --------------------------------------

               Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               Our domestic self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S. Our European self-storage segment comprises our self-storage and associated activities owned by affiliated entities based in Europe.

               Our domestic ancillary operating segment represents all of our other segments, which are reported as a group, including with respect to our domestic operations (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties both directly and through our interest in PSB (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and facilities owned by the Unconsolidated Entities.

               Measurement  of  Segment  Income  (Loss)  and  Segment  Assets  -
               -----------------------------------------------------------------
               Domestic Self-Storage and Domestic Ancillary
               --------------------------------------------

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

               Measurement  of  Segment  Income  (Loss)  and  Segment  Assets  -
               -----------------------------------------------------------------
               European Operations
               -------------------

               The European segment operations are primarily independent of the other segments, with separate management, debt, financing activities, and capital allocation decisions. The operations of our European segment are included in our financial statements effective August 23, 2006 when we completed the merger with Shurgard. Accordingly, this segment is evaluated by management as a stand-alone business unit and the European segment presentation includes all of the revenues, expenses, and operations of this business unit, including interest expense paid to outside parties and general and administrative expense. Assets of our European operations at September 30, 2007, include real estate with a book value of approximately $1.6 billion ($1.4 billion at December 31, 2006), intangibles with a book value of approximately $110 million ($167 million at December 31, 2006), and other assets with a book value of approximately $61 million ($65 million at December 31, 2006). At September 30, 2007, liabilities of our European operations include; intercompany payables of $556 million ($542 million at December 31, 2006), debt of $360 million ($724 million at December 31, 2006) and accrued and other liabilities of $92 million ($108 million at December 31, 2006). At December 31, 2006, assets of our European operations included approximately $480 million in cash (of which approximately $429 million was utilized on January 2, 2007 to prepay the
     (euro)325M collateralized notes).

               Presentation of Segment Information
               -----------------------------------

               The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

For the three months ended September 30, 2007

                                                                                          Domestic    Other Items Not
                                                         Domestic       European         Ancillary      Allocated to       Total
                                                       Self-Storage    Operations        Operations      Segments      Consolidated
                                                     ---------------  ------------    -------------   --------------- --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    377,877     $   50,072      $        -      $         -    $    427,949
   Ancillary operating revenue...................                -          4,775          32,979                -          37,754
   Interest and other income.....................                -              -               -            3,257           3,257
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           377,877         54,847          32,979            3,257         468,960
                                                     ---------------  ------------    -------------   --------------- --------------
Expenses:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          121,949         21,422               -                -         143,371
      Ancillary operations.......................                -          1,427          21,260                -          22,687
  Depreciation and amortization..................          114,965         31,899             903                -         147,767
  General and administrative.....................                -          2,193               -            9,223          11,416
  Interest expense...............................                -          5,917               -            9,340          15,257
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           236,914         62,858          22,163           18,563         340,498
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of real estate
   investments, foreign currency exchange gain,
   income from derivatives and minority interest
   in income.....................................          140,963         (8,011)         10,816          (15,306)        128,462

Equity in earnings of real estate entities.......              902              -               -            2,522           3,424
Gain on disposition of real estate investments...                -              -               -               92              92
Foreign currency exchange gain...................                -         30,384               -                -          30,384
Income from derivatives, net.....................                -            117               -                -             117
Minority interest in (income) loss...............           (4,466)         1,565               -           (5,403)         (8,304)
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations.........          137,399         24,055          10,816          (18,095)        154,175
Discontinued operations..........................                -           (151)              -           (1,258)         (1,409)
                                                     ---------------  ------------    -------------   --------------- --------------
Net income (loss)................................     $    137,399     $   23,904      $   10,816      $   (19,353)   $    152,766
                                                     ===============  ============    =============   =============== ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

For the three months ended September 30, 2006


                                                                                          Domestic    Other Items Not
                                                         Domestic       European         Ancillary      Allocated to       Total
                                                       Self-Storage    Operations        Operations      Segments      Consolidated
                                                     ---------------  ------------    -------------   --------------- --------------
                                                                                   (Amounts in thousands)

Revenues:
   Self-storage rental income....................     $    311,434     $   17,348      $        -      $         -    $    328,782
   Ancillary operating revenue...................                -          1,562          28,265                -          29,827
   Interest and other income.....................                -              -               -           12,651          12,651
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           311,434         18,910          28,265           12,651         371,260
                                                     ---------------  ------------    -------------   --------------- --------------
Expenses:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          100,582          8,524               -                -         109,106
      Ancillary operations.......................                -            636          17,878                -          18,514
  Depreciation and amortization..................           97,634         15,020             809                -         113,463
  General and administrative.....................                -          4,642               -           31,600          36,242
  Interest expense...............................                -          3,432               -            5,891           9,323
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           198,216         32,254          18,687           37,491         286,648
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of real estate
   investments, foreign currency exchange loss,
   income from derivatives and minority interest
   in income.....................................          113,218        (13,344)          9,578          (24,840)         84,612

Equity in earnings of real estate entities.......              600              -               -            2,018           2,618
Gain on disposition of real estate investments...                -              -               -              756             756
Foreign currency exchange loss...................                -           (172)              -                -            (172)
Income from derivatives, net.....................                -             32               -                -              32
Minority interest in income......................           (4,466)         1,279               -           (5,403)         (8,590)
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations.........          109,352        (12,205)          9,578          (27,469)         79,256
Discontinued operations..........................                -            (21)              -            1,946           1,925
                                                     ---------------  ------------    -------------   --------------- --------------
Net income (loss)................................     $    109,352     $  (12,226)     $    9,578      $   (25,523)   $     81,181
                                                     ===============  ============    =============   =============== ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

For the nine months ended September 30, 2007


                                                                                          Domestic    Other Items Not
                                                         Domestic       European         Ancillary      Allocated to       Total
                                                       Self-Storage    Operations        Operations      Segments      Consolidated
                                                     ---------------  ------------    -------------   --------------- --------------
                                                                                   (Amounts in thousands)

Revenues:
   Self-storage rental income....................     $  1,097,655     $  140,291      $        -      $         -    $  1,237,946
   Ancillary operating revenue...................                -         12,878          95,025                -         107,903
   Interest and other income.....................                -              -               -            6,337           6,337
                                                     ---------------  ------------    -------------   --------------- --------------
                                                         1,097,655        153,169          95,025            6,337       1,352,186
                                                     ---------------  ------------    -------------   --------------- --------------
Expenses:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          374,075         67,582               -                -         441,657
      Ancillary operations.......................                -          4,125          59,294                -          63,419
  Depreciation and amortization..................          378,975        110,101           2,649                -         491,725
  General and administrative.....................                -         16,922               -           32,475          49,397
  Interest expense...............................                -         16,247               -           32,525          48,772
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           753,050        214,977          61,943           65,000       1,094,970
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, gain on disposition of real
   estate investments, foreign currency exchange
   gain, income from derivatives and minority
   interest in income............................          344,605        (61,808)         33,082          (58,663)        257,216

Equity in earnings of real estate entities.......            1,947              -               -            8,236          10,183
Casualty gain....................................            2,665              -               -                -           2,665
Gain on disposition of real estate investments...                -              -               -            2,330           2,330
Foreign currency exchange gain...................                -         40,977               -                -          40,977
Income from derivatives, net.....................                -          1,126               -                -           1,126
Minority interest in (income) loss...............          (12,677)         7,275               -          (16,209)        (21,611)
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations.........          336,540        (12,430)         33,082          (64,306)        292,886
Discontinued operations..........................                -           (281)              -           (2,957)         (3,238)
                                                     ---------------  ------------    -------------   --------------- --------------
Net income (loss)................................     $    336,540     $  (12,711)     $   33,082      $   (67,263)   $    289,648
                                                     ===============  ============    =============   =============== ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

For the nine months ended September 30, 2006


                                                                                          Domestic    Other Items Not
                                                         Domestic       European         Ancillary      Allocated to       Total
                                                       Self-Storage    Operations        Operations      Segments      Consolidated
                                                     ---------------  ------------    -------------   --------------- --------------
                                                                                   (Amounts in thousands)

Revenues:
   Self-storage rental income....................     $    825,013     $   17,348      $        -      $         -    $    842,361
   Ancillary operating revenue...................                -          1,562          75,938                -          77,500
   Interest and other income.....................                -              -               -           27,773          27,773
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           825,013         18,910          75,938           27,773         947,634
                                                     ---------------  ------------    -------------   --------------- --------------
Expenses:
  Cost of operations (excluding depreciation and
      amortization below):
      Self-storage facilities....................          277,680          8,524               -                -         286,204
      Ancillary operations.......................                -            636          49,679                -          50,315
  Depreciation and amortization..................          194,625         15,020           2,412                -         212,057
  General and administrative.....................                -          4,642               -           45,354          49,996
  Interest expense...............................                -          3,432               -            9,320          12,752
                                                     ---------------  ------------    -------------   --------------- --------------
                                                           472,305         32,254          52,091           54,674         611,324
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, gain on disposition of real
   estate investments, foreign currency exchange
   loss, income from derivatives and minority
   interest in income............................          352,708        (13,344)         23,847          (26,901)        336,310

Equity in earnings of real estate entities.......            1,574              -               -            7,634           9,208
Gain on disposition of real estate investments...                -              -               -            1,222           1,222
Foreign currency exchange loss...................                -           (172)              -                -            (172)
Income from derivatives, net.....................                -             32               -                -              32
Minority interest in income......................          (12,104)         1,279               -          (13,652)        (24,477)
                                                     ---------------  ------------    -------------   --------------- --------------
Income (loss) from continuing operations.........          342,178        (12,205)         23,847          (31,697)        322,123
Cumulative effect of a change in accounting
   principle.....................................                -              -               -              578             578
Discontinued operations..........................                -            (21)              -            1,579           1,558
                                                     ---------------  ------------    -------------   --------------- --------------
Net income (loss)................................     $    342,178      $ (12,226)     $   23,847      $   (29,540)   $    324,259
                                                     ===============  ============    =============   =============== ==============

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards.

               For the three and nine months ended September 30, 2007 we recorded $695,000 and $1,301,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $360,000 and $958,000, for the same periods in 2006.

               A total of 240,000 stock options were granted during the nine months ended September 30, 2007, 191,095 shares were exercised, and no shares were forfeited. A total of 1,651,839 stock options were outstanding at September 30, 2007 (1,602,934 at December 31, 2006).

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

               Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("FAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by FAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying condensed consolidated statement of income for the nine months ended September 30, 2006.

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

               During the nine months ended September 30, 2007, 170,175 restricted share units were granted, 69,992 restricted share units were forfeited, and 100,477 restricted share units vested. This vesting resulted in the issuance of 67,318 shares of the Company's common shares. In addition, cash compensation was paid to employees in lieu of 30,485 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

               At September 30, 2007, approximately 616,176 restricted share units were outstanding (616,470 at December 31, 2006). A total of $1,751,000 and $6,013,000 in restricted share expense was recorded for the three and nine months ended September 30, 2007, respectively, as compared to $1,200,000 and $3,629,000, for the same periods in 2006.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

14.  Related Party Transactions
     --------------------------

               Relationships and transactions with the Hughes Family
               -----------------------------------------------------

               Mr. Hughes and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our common shares outstanding at September 30, 2007. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

               Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the nine months ended September 30, 2007 and 2006, respectively, we received $666,000 and $759,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

               The Company and Mr. Hughes are co-general partners in certain consolidated entities and affiliated entities of the Company that are not consolidated, and the Hughes Family owns 47.9% of the voting stock of a private REIT in which the Company holds 46% of the voting and 100% of the nonvoting stock of the entity and substantially all the economic interest. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

               Other Related Party Transactions
               --------------------------------

               Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

               Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $18,000, and $55,000 for the three and nine months ended September 30, 2007, respectively, compared to $18,000 and $49,000 for the three and nine months ended September 30, 2006, respectively.

               PSB  manages  certain of the  commercial  facilities  that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $177,000 and $542,000 for the three and nine months ended September 30, 2007, respectively, as compared to $147,000 and $442,000 for the three and nine months ended September 30, 2006, respectively, in management fees with respect to PSB's property management services. At September 30, 2007, included in other liabilities are normal recurring amounts owed to PSB of $204,000 ($871,000 at December 31, 2006), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               PSB recently acquired commercial facilities which included self-storage space. We are managing this self-storage space for them for a management fee of 6% of revenues. We recorded management fees with respect to these facilities amounting to $11,000 and $35,000 for the three and nine months ended September 30, 2007 (none for the same periods in 2006).

               Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $76,000 and $228,000 for the three and nine months ended September 30, 2007, respectively, as compared to $80,000 and $240,000 for the three and nine months ended September 30, 2006, respectively.

               We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $599,000 and $1,895,000 for the three and nine months ended September 30, 2007, respectively, as compared to $503,000 and $1,770,000 for the three and nine months ended September 30, 2006, respectively.

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

               On May 14, 2007, one of our European subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Europe, also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 during the three months ended June 30, 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at September 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2007.

15.  Commitments and Contingencies
     -----------------------------

               Legal Matters
               -------------

               Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court
               -----------------------------------------------------------------
     of California - Orange County)
     ------------------------------

               The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresented the size of

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

               Drake v. Shurgard  Storage  Centers,  Inc. (filed September 2002)
               -----------------------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

               This is a companion case to the Serrao matter discussed above. The plaintiff alleges the same set of operative facts and seeks the same relief as in Serrao against Shurgard, whose liability Public Storage assumed following the merger of Public Storage and Shurgard on August 22, 2006. In June 2007, the Court certified a class of all Shurgard renters who rented a storage unit at a Shurgard facility in California that was smaller than represented. The maximum potential liability cannot presently be estimated. We intend to vigorously contest the substantive merits of the class certification while seeking an appellate writ challenging the Court's certifications of the class.

               Potter,  et al v. Hughes,  et al (filed  December  2004)  (United
               -----------------------------------------------------------------
     States District Court - Central District of California)
     -------------------------------------------------------

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

               Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior
               -----------------------------------------------------------------
     Court of California - Los Angeles County)
     -----------------------------------------

               The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

     October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling.

               Simas v. Public  Storage,  Inc.  (filed  January 2006)  (Superior
               -----------------------------------------------------------------
     Court of California - Orange County)
     ------------------------------------

               The plaintiff brought this action against the Company on behalf of a purported class who bought insurance coverage at the Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, the plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. The case was therefore dismissed. The plaintiff has appealed the trial court's ruling.

               European Joint Venture Arbitration Proceeding
               ---------------------------------------------

               The Company holds indirectly a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard, that collectively own 66 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint ventures partners have contested both the valuation of their interests and whether the Company has the right to purchase its interests under this early exit procedure. Accordingly, it is uncertain as to whether the Company will acquire such interests pursuant to the early exit notice served. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings are ongoing.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

               Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At September 30, 2007, we had approximately 481,000 reinsured policies outstanding representing aggregate coverage of approximately $1.2 billion.

               Development and Acquisition of Real Estate Facilities
               -----------------------------------------------------

               We currently have 55 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $295 million of which $103,657,000 has been spent at September 30, 2007. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

               Operating Lease Obligations
               ---------------------------

               We lease trucks, land, equipment and office space. At September 30, 2007, the future minimum rental payments required under our operating leases for the years ending December 31, principally representing amounts payable under land leases for our European subsidiaries, are as follows (amounts in thousands):

  2007 (remainder of).......................    $    7,318
  2008......................................        19,257
  2009......................................        15,817
  2010......................................        12,083
  2011......................................        10,774
  Thereafter................................       205,398
                                                -----------
                                                $  270,647
                                                ===========

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

               Expenses under operating leases were approximately $7,397,000 and $22,168,000 for the three and nine months ended September 30, 2007, respectively, as compared to $7,482,000 and $12,052,000 for the three and nine months ended September 30, 2006, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

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

               Domestic operations other than rental real estate are primarily conducted through taxable REIT subsidiaries. Income of our taxable REIT subsidiaries is subject to federal, state and local income taxes. We are subject to the income tax provisions of the various European countries in which we have rental real estate operations.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (Unaudited)

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

               Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006 and the first three quarters of 2007.

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

     Forward Looking Statements: All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements are made pursuant to the safe-harbor provisions of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on these forward-looking statements as predictions of future events.

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

     ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES: As described in Notes 2 and 15 to our condensed consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At September 30, 2007, we had approximately 481,000 reinsured policies in the United States outstanding representing aggregate coverage of approximately $1.2 billion.

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

     VALUATION OF ASSETS AND  LIABILITIES  ACQUIRED IN THE MERGER WITH SHURGARD:
In recording the merger with Shurgard, we have estimated the fair market value of real estate, intangible assets, debt, and the other assets and other liabilities of Shurgard that we acquired. In addition, we have estimated the fair market value of the 38.9 million shares that we issued to the Shurgard shareholders. These value estimates are based upon many assumptions, including interest rates, market values of land and buildings in the United States and Europe, estimated future cash flows from the tenant base in place, and the recoverability of certain assets. While we believe that the assumptions we used are reasonable, these assumptions are subject to a significant degree of judgment, and others could come to materially different conclusions as to value. If these assumptions were computed differently, our depreciation and amortization expense, interest expense, real estate, debt, and intangible assets could be materially different.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007:

     Net income for the three months ended September 30, 2007 was $152,766,000 compared to $81,181,000 for the same period in 2006, representing an increase of $71,585,000. This increase in net income is primarily due to a foreign currency exchange gain, reduction in general and administrative expense and improved operations from our real estate facilities. These factors were partially offset by increased depreciation and amortization expense.

     Comparisons of our revenues, expenses, and weighted average shares outstanding are significantly impacted by the merger with Shurgard, which closed on August 23, 2006. The operating results with respect to the assets and liabilities acquired in the merger with Shurgard are included in our operating results from August 23, 2006 through September 30, 2006 during the quarter ended September 30, 2006, as compared to the entire quarter ended September 30, 2007.

     During the quarter ended September 30, 2007, we recognized a foreign currency exchange gain of $30.4 million relating to intercompany loans between our U.S. and European subsidiaries. The gain was the result of the continued weakening of the US Dollar relative to the Euro during the quarter. See "Foreign Exchange Gain" below for further information.

     General and administrative expense declined $24.8 million in the quarter ended September 30, 2007 as compared to the same period in 2006. This decline was primarily due to the reduction in integration expenses associated with the Shurgard merger, contract termination costs, and development costs that were expensed with respect to terminated projects; these expenses aggregated $29.6 million in the quarter ended September 30, 2006 as compared to $1.4 million for the same period in 2007.

     Our Same Store net operating income, before depreciation expense, increased by approximately $2,901,000 to $161,374,000, or 1.8%, as a result of a 1.7%
improvement in revenues partially offset by a 1.5% increase in cost of operations. Aggregate net operating income for our newly developed, recently expanded and acquired facilities (other than the Shurgard facilities) increased by approximately $4,368,000 to $30,208,000 compared to the same period in 2006. This increase was largely due to the impact of facilities acquired in 2005, 2006 and 2007, combined with continued fill-up of our newly developed and expansion facilities.

         For those facilities that were acquired in the Shurgard merger, net operating income was approximately $92,996,000 for the quarter ended September 30, 2007 as compared to $35,363,000 (which reflects the operations of these facilities from August 23, 2006 through September 30, 2006) for the same period in 2006.

     Depreciation and amortization expense for the quarter ended September 30, 2007 increased by $34.3 million, as compared to the same period in 2006. This increase is primarily due to increased depreciation and amortization expense with respect to the buildings and intangible assets acquired in the merger with Shurgard.

     For the three months ended September 30, 2007, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $87,077,000 or $0.51 per common share on a diluted basis compared to a net loss of $6,083,000 or $0.04 per common share on a diluted basis for the same period in 2006, representing an increase of $93,160,000 or $0.55 per diluted common share. The increase in net income allocable to common shareholders on an aggregate and per-share basis is due primarily to the impact of the factors described above, combined with a decrease in income allocated to preferred shareholders, as described below.

     For the three months ended September 30, 2007 and 2006, we allocated $60,333,000 and $60,265,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities. In 2006, we also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42, totaling $21,643,000 (or $0.15 per diluted common share) for the three months ended September 30, 2006 in connection with the redemption of preferred securities.

     Weighted average diluted shares increased to 170,085,000 for the three months ended September 30, 2007 from 145,387,000 for the three months ended September 30, 2006. The increase in weighted average diluted shares is due primarily to the impact of the issuance of 38.9 million shares in connection with our merger with Shurgard, with approximately 16.7 million of such shares being included in our operating results for the quarter ended September 30, 2006 (representing the weighted average outstanding of such shares from August 23, 2006 through September 30, 2006). The increase also includes the weighted average impact of the exercise of approximately 1.8 million stock options issued in connection with the merger with Shurgard principally during the quarter ended September 30, 2006.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007:

     Net income for the nine months ended September 30, 2007 was $289,648,000 compared to $324,259,000 for the same period in 2006, representing a decrease of $34,611,000. This decrease is primarily due to a $279.7 million increase in depreciation and amortization expense, due primarily to depreciation and amortization with respect to the buildings and intangibles acquired in the merger with Shurgard. Increased depreciation and amortization expense was partially offset by a foreign currency exchange gain of $41.0 million and improved operations from our real estate facilities.

     Comparisons of our revenues, expenses, and weighted average shares outstanding are significantly impacted by the merger with Shurgard, which closed on August 23, 2006. The results with respect to the assets and liabilities acquired in the merger with Shurgard are included in our operating results from August 23, 2006 through September 30, 2006 during the nine months ended September 30, 2006, as compared to the entire nine months ended September 30, 2007.

     During the nine months ended September 30, 2007, we recognized a foreign currency exchange gain aggregating $41.0 million relating to intercompany loans between our U.S. and European subsidiaries. The gain was the result of the continued weakening of the US Dollar relative to the Euro during the nine month period ended September 30, 2007. See "Foreign Exchange Gain" below for further information.

     Same Store net operating income, before depreciation expense, increased by $9,479,000 to $461,150,000, or 2.1%, as a result of a 2.1% improvement in revenues partially offset by a 2.1% increase in cost of operations. Aggregate net operating income for our newly developed, recently expanded and acquired self-storage facilities (excluding the Shurgard facilities) increased by approximately $12,090,000 to $81,213,000.

     For those facilities that were acquired in the Shurgard merger, net operating income was approximately $253,926,000 for the nine months ended September 30, 2007, as compared to $35,363,000 (which reflects the operations of these facilities from August 23, 2006 through September 30, 2006) for the same period in 2006.

     Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $97,156,000 or $0.57 per common share on a diluted basis for the nine months ended September 30, 2007 compared to $127,292,000 or $0.94 per common share on a diluted basis for the same period in 2006, representing a decrease of $0.37 per common share, or 39.4%. The decrease in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above, partially offset by a decrease in income allocated to preferred shareholders, as described below.

     For the nine months ended September 30, 2007 and 2006, we allocated $176,424,000 and $159,256,000 of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly preferred securities issued. In 2006, we also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42, totaling $21,643,000 (or $0.16 per diluted common share) for the nine months ended September 30, 2006 in connection with the redemption of preferred securities.

     Weighted average diluted shares increased to 170,166,000 for the nine months ended September 30, 2007 from 134,851,000 for the nine months ended September 30, 2006. The increase in weighted average diluted shares is due primarily to the impact of the issuance of 38.9 million shares in connection with our merger with Shurgard, with approximately 5.6 million of such shares being included in our operating results for the quarter ended September 30, 2006 (representing the weighted average outstanding of such shares from August 23, 2006 through September 30, 2006) and all such shares included in our weighted average shares for the same period in 2007. The increase also includes the weighted average impact of the exercise of approximately 1.8 million stock options issued in connection with the merger with Shurgard principally during the quarter ended September 30, 2006.

REAL ESTATE OPERATIONS

     DOMESTIC SELF-STORAGE OPERATIONS: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 81% of our total revenues generated for each of the three and nine month periods ended September 30, 2007. Rental income with respect to our domestic self-storage operations has grown from $311 million and $825 million for the three and nine months ended September 30, 2006, respectively, to $378 million and $1,098 million for the three and nine months ended September 30, 2007, respectively, representing increases of $67 million, or approximately 22% for the three months ended September 30, 2007 and $273 million, or approximately 33% for the nine months ended September 30, 2007. The year-over-year improvements in rental income are due to improvements in the performance of those facilities that we owned prior to January 1, 2005 (our "Same Store" facilities), and the addition of new facilities to our portfolio, either through our acquisition or development activities.

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of these three groups, our Same Store group, acquisition facilities and development facilities.


Domestic Self - Storage Operations Summary:            Three Months Ended                     Nine Months Ended
-------------------------------------------        ------------------------  -----------   ------------------------  -----------
                                                        September 30,                         September 30,
                                                                             Percentage                              Percentage
                                                      2007         2006        Change         2007         2006        Change
                                                   -----------  -----------  -----------   -----------  -----------  -----------
(Dollar amounts in thousands)

Rental income:
   Same Store Facilities - Public Storage......    $   237,434  $   233,420     1.7        $   693,272   $   679,069      2.1%
   Same Store Facilities - Shurgard............         69,313       27,876   148.6%           200,804        27,876    620.3%
   Other Facilities............................         71,130       50,138    41.9%           203,579       118,068     72.4%
                                                       -------      -------    ----          ---------       -------     ----
     Total rental income.......................        377,877      311,434    21.3%         1,097,655       825,013     33.0%
                                                       -------      -------    ----          ---------       -------     ----
Cost of operations before depreciation and
    amortization (a):
   Same Store Facilities - Public Storage......         76,060       74,947     1.5%          232,122       227,398       2.1%
   Same Store Facilities - Shurgard............         21,818        8,516   156.2%           67,324         8,516     690.6%
   Other Facilities............................         24,071       17,119    40.6%           74,629        41,766      78.7%
                                                       -------      -------    ----          ---------       -------     ----
      Total cost of operations.................        121,949      100,582    21.2%          374,075       277,680      34.7%
                                                       -------      -------    ----          ---------       -------     ----
Net operating income before depreciation and
    amortization(a):
   Same Store Facilities - Public Storage......        161,374      158,473     1.8%          461,150       451,671       2.1%
   Same Store Facilities - Shurgard............         47,495       19,360   145.3%          133,480        19,360     589.5%
   Other Facilities............................         47,059       33,019    42.5%          128,950        76,302      69.0%
   Total net operating income before                   -------      -------    ----          ---------       -------     ----
        depreciation and amortization (a)......        255,928      210,852    21.4%          723,580       547,333      32.2%
                                                       -------      -------    ----          ---------       -------     ----
Depreciation and amortization expense:
   Same Store Facilities - Public Storage......        (40,553)     (41,294)  (1.8)%         (121,350)     (121,643)    (0.2)%
   Same Store Facilities - Shurgard............        (44,595)     (35,304)   26.3%         (161,976)      (35,304)    358.8%
   Other Facilities............................        (29,817)     (21,036)   41.7%          (95,649)      (37,678)    153.9%
                                                       -------      -------    ----          ---------       -------     ----
   Total depreciation and amortization expense.       (114,965)     (97,634)   17.8%         (378,975)     (194,625)     94.7%
                                                       -------      -------    ----          ---------       -------     ----
Net operating income (loss):
   Same Store Facilities - Public Storage......        120,821      117,179     3.1%          339,800       330,028       3.0%
   Same Store Facilities - Shurgard............          2,900      (15,944) (118.2)%         (28,496)      (15,944)     78.7%
   Other Facilities............................         17,242       11,983    43.9%           33,301        38,624    (13.8)%
                                                       -------      -------    ----          ---------       -------     ----
   Total net operating income..................    $   140,963  $   113,218    24.5        $  344,605    $  352,708     (2.3)%
                                                       -------      -------    ----          ---------       -------     ----
Weighted average square foot occupancy during
   the period..................................          89.2%        88.4%    0.9%             88.8%         88.0%       0.9%
Number of self-storage facilities (at end of
   period).....................................                                                 1,979         1,979       0.0%
Net rentable square feet (in thousands, at end
   of period):.................................                                               124,364       123,738       0.5%

(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. See Note 12 to our September 30, 2007 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

     In the above table, the significant increases in revenues and cost of operations, in the three and nine months ended September 30, 2007 as compared to the same periods in 2006, are primarily due to the acquisition of self-storage facilities in connection with the merger with Shurgard which was completed on August 23, 2006 (see Note 3 to the condensed consolidated financial statements). As a result of the merger, we acquired interests in 487 self-storage facilities (32.3 million net rentable square feet) located in the United States, including 459 wholly-owned facilities and 28 facilities owned by joint ventures in which we have an interest. Effective May 24, 2007, due to a loss in control of certain partnerships, we began deconsolidating 11 of these facilities containing 624,000 net rentable square feet. Included in the line item "Other Facilities" in the table above is the operating data with respect to these 11 facilities from August 23, 2006 through May 24, 2007. The operating results of all of the other facilities acquired in the merger and located in the United States are included in our financial statements and in the above table for the period we owned the facilities.

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

     As a result of the merger, the amount of vacant space increased significantly in our system. The acquired Shurgard portfolio of 487 facilities in the United States had aggregate average square foot occupancy of 84.4% at August 31, 2006, which was 530 basis points below the 89.7% for the existing Public Storage portfolio. Average rental rates were approximately the same for each of the portfolios. Our goal has been to increase our overall portfolio occupancy in order to be in a position to drive rental rates. The primary focus in meeting our goal has been to work to improve the Shurgard portfolio's overall occupancy level to the occupancy level experienced by our existing portfolio.

     In order to increase move-in volumes and ultimately increase occupancy levels as quickly as possible, and because there is typically low seasonal demand in the fourth and first quarters, we were much more aggressive at reducing our pricing, and increasing promotional discounts and marketing programs during the fourth quarter of 2006 and continued doing so during the first nine months of 2007. We have substantially increased our media advertising expenditures to $5.2 million and $21.8 million for the three and nine months ended September 30, 2007 as compared to $1.6 million and $10.2 million, respectively, in the same periods in 2006.

     We have made significant progress in improving the occupancy level of the Shurgard portfolio. However, this improvement has come somewhat at the expense of in a reduction in the Public Storage Same Store Facilities' occupancies and reduced growth in rates. We believe that the more aggressive pricing and discounting at the Shurgard properties, combined with the fact that the Shurgard properties have relatively more vacant spaces to rent, has resulted in shifting of new tenant flow not only from our competitors, but also from our existing portfolio to the Shurgard properties during the past nine months, putting some pressure on occupancies and rental rate growth for the Public Storage Same Store Facilities.

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

     Until recently, it has been difficult to see the benefits of the strategy we are employing to increase occupancies in our short-term operating results, because promotional discounts and marketing expense adversely affect earnings in the month the customer moves in, while the revenue from these tenants are reflected in our operating results throughout their tenancy.

     However, as the occupancies of the Shurgard Same Store Facilities have approached the Public Storage historical levels for the last two quarters, we believe we are close to achieving a tenant base with historical move-out rates. As a result, the more aggressive pricing and discounting at the Shurgard Same Store Facilities has begun to subside, providing rental rate growth and putting less pressure on the Public Storage Same Store Facilities. Realized rent per occupied square foot for the Shurgard Same Store Facilities for the quarter ended September 30, 2007 was 1.2% higher as compared to the same period in 2006 (compared to a 1.3% reduction during the first six months of 2007 as compared to the same period in 2006). We believe that achieving our goal of high occupancies with a stabilized tenant base will continue to positively impact our future operating income by a) allowing us to reduce customer acquisition costs such as advertising and promotion, as we will have to attract fewer new tenants to replace vacating tenants and b) allowing us to be more aggressive in raising rental rates to new and existing tenants.

     In addition to our strategy to increase Shurgard occupancies, our operating results have been, and will continue to be, impacted by the general economic trends that affect the self-storage business. While it is difficult to quantify the impact of these economic trends, and even more difficult to predict what the impact will be in the future, we do believe that several such factors, including the slowdown in the national housing market as well as reduced year-over-year demand in markets which had enhanced self-storage demand in 2005 and 2006 due to the hurricanes (such as in Florida), have impacted our operating results.

    We expect to continue with aggressive  pricing,  promotional  discounts and marketing in the fourth quarter to continue to drive improvement in our overall occupancy levels. We expanded our media programs in the third quarter of 2007 and were on television in approximately 24 markets versus 14 markets in the third quarter of 2006. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

     We continue to believe that the acquisition of the Shurgard portfolio provides operational efficiencies, specifically in the areas of marketing, national call center, and indirect overhead costs that support the operations of the facilities. We do not believe that these efficiencies are fully realized and reflected in our operating results due to the recent integration, increased property manager head count and increased marketing costs, as noted above.

         SAME STORE FACILITIES - PUBLIC STORAGE

     The facilities included in the Public Storage Same Store Facilities are all stabilized and have been owned since January 1, 2005 and therefore provide meaningful comparative data for 2006 and 2007. The Public Storage Same Store Facilities contain approximately 77.8 million net rentable square feet, representing approximately 63% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities - Public Storage." The following table sets forth additional operating data with respect to the Same Store Facilities:


SAME STORE FACILITIES - PUBLIC STORAGE                      Three Months Ended                     Nine Months Ended
-------------------------------------------             ------------------------  -----------   ------------------------  ----------
                                                                September 30,                         September 30,
                                                                                  Percentage                              Percentage
                                                            2007         2006        Change         2007         2006       Change
                                                        -----------  -----------  -----------   -----------  -----------  ----------
                                                               (Dollar amounts in thousands, except weighted average amounts)

Rental income......................................      $ 226,794    $  222,884       1.8%      $  662,57   $  649,036       2.1%
Late charges and administrative fees collected.....         10,640        10,536       1.0%         30,695       30,033       2.2%
                                                         ---------    ----------     -------     ----------  -----------    -------
   Total rental income.............................        237,434       233,420       1.7%        693,272      679,069       2.1%
                                                         ---------    ----------     -------     ----------  -----------    -------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................         15,433        16,528     (6.6)%         47,672       48,671     (2.1)%
     Property taxes................................         22,718        21,700       4.7%         67,219       64,418       4.3%
     Repairs and maintenance.......................          7,924         7,319       8.3%         21,981       21,860       0.6%
     Advertising and promotion.....................          5,947         4,772      24.6%         21,836       18,793      16.2%
     Utilities.....................................          5,583         5,582       0.0%         16,123       15,511       3.9%
     Property insurance............................          2,104         3,021    (30.4)%          6,935        8,326    (16.7)%
     Telephone reservation center..................          1,995         2,155     (7.4)%          6,246        6,402     (2.4)%
     Other cost of management......................         14,356        13,870       3.5%         44,110       43,417       1.6%
                                                         ---------    ----------     -------     ----------   ----------    -------
   Total cost of operations........................         76,060        74,947       1.5%        232,122      227,398       2.1%
Net operating income before depreciation and             ---------    ----------     -------     ----------   ----------    -------
amortization (e)...................................        161,374       158,473       1.8%        461,150      451,671       2.1%
Depreciation and amortization......................        (40,553)      (41,294)    (1.8)%       (121,350)    (121,643)    (0.2)%
                                                         ---------    ----------     -------     ----------  -----------    -------
 Net operating income..............................      $ 120,821    $  117,179       3.1%      $ 339,800   $  330,028       3.0%
                                                         =========    ==========     =======     ==========  ===========    =======

Gross margin (before depreciation and amortization)          68.0%         67.9%       0.1%          66.5%        66.5%           -

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          90.5%         91.3%     (0.9)%          90.6%        91.2%     (0.7)%
   Realized annual rent per occupied square foot (b)     $  12.89     $    12.55       2.7%      $   12.54   $    12.20       2.8%
   REVPAF (c)......................................      $  11.66     $    11.46       1.7%      $   11.36   $    11.13       2.1%

 Weighted average at September 30:
   Square foot occupancy...........................                                                  89.5%        90.5%     (1.1)%
   In place annual rent per occupied square foot (d)                                             $   13.97   $    13.54       3.2%
Total net rentable square feet (in thousands)......                                                  77,782      77,782        -
Number of facilities...............................                                                   1,316       1,316        -

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

(e) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization, and is reconciled to the segment total in the table "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization to consolidated net income is included in Note 12 to our September 30, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

     Rental income increased approximately 1.7% and 2.1% in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 2.7% and 2.8% higher in the three and nine months ended September 30, 2007 as compared to the same periods in 2006, offset partially by lower occupancy levels.

     In the beginning of 2006, the quarterly year-over-year growth in rental income was consistent for each quarter, as rental income growth was 5.5% for the quarter ended March 31, 2006, and started accelerating to 5.9% for the quarter ended June 30, 2006 and 6.3% for the quarter ended September 30, 2006. For the quarter ended December 31, 2006, the year-over-year growth in rental income slowed to 3.5%. In 2007, rental income for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 were 2.9%, 1.7% and 1.7%, respectively. This reduction in growth was the result of lower occupancy levels combined with a reduction in year-over-year growth in realized rents.

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

     As indicated above, it has been our objective to close the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio and achieve a stabilized tenant base. We believe that this strategy has put pressure on occupancies and rental rate growth on our existing Same Store facilities since the merger, as demand appears to have shifted somewhat to the acquired Shurgard facilities as we have adjusted the level of discounts and monthly rents at the acquired Shurgard facilities to accelerate occupancy growth. Because it was important for us to maintain our occupancy levels in the Public Storage Same Store portfolio, we adjusted rental rates and the level of promotional discounts offered to new tenants as a means to expand move-in volumes throughout the entire portfolio. It has been challenging to maintain occupancy levels at our Same Store group of facilities, while at the same time trying to continue to improve the occupancy levels of the acquired Shurgard facilities and achieve a stabilized tenant base.

     However, since we believe that we have now closed the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio and have achieved a stabilized tenant base, we expect that the pressure on Public Storage Same Store portfolio should subside. Despite this positive development, the other aforementioned factors noted above may still continue to have a negative impact on our revenue growth, and as a result it is unclear as to when we may achieve substantially higher levels of revenue growth in the Public Storage Same Store pool than we have been achieving so far in 2007.

     Cost of operations (excluding depreciation and amortization) increased by 1.5% and 2.1% in the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

     Payroll expense has decreased by 6.6% and 2.1% in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. The decrease experienced is primarily due to a reduction in payroll hours incurred resulting from improved staffing levels, over-staffing in the second and third quarters of 2006 due to the accelerated hiring of "bench" property managers in anticipation of the Shurgard merger, offset partially by higher wage rates.

     Property tax expense increased 4.7% and 4.3% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to higher assessments.

     Repairs and maintenance expenditures increased 8.3% and 0.6% in the three and nine months ended September 30, 2007, respectively. We expect repairs and maintenance expenditures to be higher in the remainder of 2007 as compared to the same period in 2006.

     Advertising and promotion is comprised principally of media (television and radio), yellow page, and Internet advertising. Our Same Stores pro rata share of advertising and promotion costs increased 24.6% and 16.2% in the three and nine months ended September 30, 2007 as compared to the same periods in 2006.

     Media advertising for the Same Store properties increased from $1,049,000 in the three months ended September 30, 2006 to $2,885,000 in the three months ended September 30, 2007. We expect to continue with aggressive pricing, promotional discounts and marketing in the fourth quarter to continue to drive improvement in our overall occupancy levels, however, comparisons to prior year with respect to marketing and advertising should be more favorable in the fourth quarter because we significantly increased our television advertising in the fourth quarter of 2006 as compared to the third quarter of 2006. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

     Our Internet advertising expenses decreased from $828,000 for the three months ended September 30, 2006 to $687,000 for the same period in 2007 and increased from $2,167,000 for the nine months ended September 30, 2006 to $2,234,000 for the same period in 2007. We expect that Internet advertising will continue to grow as that marketing channel becomes a more important source of new tenants.

     Yellow page advertising expenditures for the Public Storage Same Store portfolio decreased from $2,134,000 and $6,777,000 in the three and nine months ended September 30, 2006 to $1,839,000 and $6,148,000 in the three months and nine months ended September 30, 2007, respectively. The decrease is a result of certain efficiencies related to the merger with Shurgard, specifically the allocation of costs over a larger pool of properties.

     Utility expenses remained flat for the three ended September 30, 2007 and increased from $15,511,000 to $16,123,000 for the nine months ended September 30, 2007, respectively, due principally to higher energy costs as compared to the same periods in 2006. Continued levels of increases are expected during the remainder of 2007.

     Insurance expense decreased 30.4% and 16.7% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006 reflecting significant decreases in property insurance resulting primarily from the softer insurance markets.

     Telephone reservation center costs decreased slightly from $2,155,000 and $6,402,000 in the three and nine months ended September 30, 2006, respectively, to $1,995,000 and $6,246,000 in the three and nine months ended September 30, 2007, respectively. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during the remainder of 2007 until we determine our appropriate ongoing level of expenses.

     The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                                        For the Quarter Ended
                                      ------------------------------------------------------------------------------------------
                                         March 31            June 30        September 30         December 31        Entire Year
                                      -------------       ------------     --------------       -------------      -------------
                                                        (Amounts in thousands, except for per square foot amount)

Total rental income:
     2007                               $   225,677          $  230,161        $  237,434                 -                   -
     2006                               $   219,297          $  226,352        $  233,420         $  227,007         $  906,076

Total cost of operations (excluding depreciation and amortization):
     2007                               $    77,828          $  78,234         $   76,060                 -                   -
     2006                               $    75,802          $  76,649         $   74,947         $   72,149         $  299,547

Property tax expense:
     2007                               $    22,871          $  21,630         $   22,718                 -                   -
     2006                               $    21,988          $  20,730         $   21,700         $   18,844         $   83,262

Media advertising expense:
     2007                               $     3,365          $   5,333         $    2,885                 -                   -
     2006                               $     4,130          $   2,802         $    1,049         $    3,823         $   11,804

REVPAF:
     2007                               $    11.09           $  11.32          $   11.66                  -                   -
     2006                               $    10.79           $  11.13          $   11.46          $    11.16         $    11.13

Weighted average realized annual rent per occupied square foot:
     2007                               $    12.35          $   12.37          $   12.89                   -                  -
     2006                               $    11.97          $   12.08          $   12.55          $    12.42         $    12.26

Weighted average occupancy levels for the period:
     2007                                    89.8%              91.5%              90.5%                  -                   -
     2006                                    90.1%              92.1%              91.3%               89.8%              90.8%

ANALYSIS OF REGIONAL TRENDS

The following table sets forth regional trends in our Same Store Facilities:

                                                 Three Months Ended                       Nine Months Ended
                                             -------------------------  -----------    -------------------------   ----------
                                                   September 30,                             September 30,
                                                                         Percentage                                 Percentage
                                                2007           2006        Change         2007           2006        Change
                                             -----------   -----------  -----------    -----------    -----------  ----------
                                                   (Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends
by Region

Rental income:
   Southern California  (133 facilities)     $  38,406     $  37,390        2.7%       $ 112,680      $ 109,598         2.8%
   Northern California  (133 facilities)        28,794        28,031        2.7%          84,092         81,453         3.2%
   Texas  (156 facilities)..........            21,554        20,880        3.2%          62,309         60,338         3.3%
   Florida  (141 facilities)........            26,303        27,095      (2.9)%          78,597         79,932       (1.7)%
   Illinois  (92 facilities)........            17,381        16,804        3.4%          50,190         48,191         4.1%
   Georgia  (60 facilities).........             8,231         8,322      (1.1)%          24,248         24,139         0.5%
   All other states  (601 facilities)           96,765        94,898        2.0%         281,156        275,418         2.1%
                                             -----------   -----------  -----------    -----------    -----------  ----------
Total rental income.................           237,434       233,420        1.7%         693,272        679,069         2.1%

Cost of operations before depreciation and amortization:
   Southern California..............             8,112         8,002        1.4%          24,961         25,289       (1.3)%
   Northern California..............             7,008         7,041      (0.5)%          21,445         21,413         0.1%
   Texas............................             8,942         9,016      (0.8)%          27,056         27,024         0.1%
   Florida..........................             9,210         8,958        2.8%          27,186         25,845         5.2%
   Illinois.........................             6,834         6,415        6.5%          21,863         21,083         3.7%
   Georgia..........................             2,734         2,646        3.3%           8,280          8,091         2.3%
   All other states.................            33,220        32,869        1.1%         101,331         98,653         2.7%
                                             -----------   -----------  -----------    -----------    -----------  ----------
Total cost of operations............            76,060        74,947        1.5%         232,122        227,398         2.1%

Net operating income before depreciation and amortization:
   Southern California..............            30,294        29,388        3.1%          87,719         84,309         4.0%
   Northern California..............            21,786        20,990        3.8%          62,647         60,040         4.3%
   Texas............................            12,612        11,864        6.3%          35,253         33,314         5.8%
   Florida..........................            17,093        18,137      (5.8)%          51,411         54,087       (4.9)%
   Illinois.........................            10,547        10,389        1.5%          28,327         27,108         4.5%
   Georgia..........................             5,497         5,676      (3.2)%          15,968         16,048       (0.5)%
   All other states.................            63,545        62,029        2.4%         179,825        176,765         1.7%
                                             -----------   -----------  -----------    -----------    -----------  ----------
Total net operating income before
   depreciation and amortization....         $ 161,374     $ 158,473        1.8%      $  461,150     $  451,671         2.1%

Weighted average occupancy:
   Southern California..............             90.4%        91.0%       (0.7)%           90.7%         91.4%        (0.8)%
   Northern California..............             89.9%        90.5%       (0.7)%           90.3%         90.6%        (0.3)%
   Texas............................             91.7%        91.5%         0.2%           91.2%         91.1%          0.1%
   Florida..........................             89.4%        92.6%       (3.5)%           90.4%         93.1%        (2.9)%
   Illinois.........................             90.0%        91.0%       (1.1)%           89.8%         89.8%          0.0%
   Georgia..........................             91.0%        92.6%       (1.7)%           90.8%         92.9%        (2.3)%
   All other states.................             90.6%        91.2%       (0.7)%           90.6%         90.8%        (0.2)%
                                              -----------   -----------  -----------    -----------    -----------  ----------
Total weighted average occupancy....             90.5%        91.3%       (0.9)%           90.6%         91.2%        (0.7)%

REVPAF:
   Southern California..............         $  17.63      $ 17.16          2.7%      $   17.24      $  16.78           2.7%
   Northern California..............            15.14        14.76          2.6%          14.75         14.30           3.1%
   Texas............................             8.32         8.05          3.4%           8.02          7.76           3.4%
   Florida..........................            11.95        12.33        (3.1)%          11.90         12.13         (1.9)%
   Illinois.........................            11.77        11.39          3.3%          11.35         10.90           4.1%
   Georgia..........................             8.56         8.66        (1.2)%           8.40          8.39           0.1%
   All other states.................            10.67        10.45          2.1%          10.35         10.12           2.3%
                                             -----------   -----------  -----------    -----------    -----------  ---------
Total REVPAF........................         $  11.66      $ 11.46          1.7%      $   11.36      $  11.13           2.1%



   Same Store Facilities Operating              Three Months Ended                        Nine Months Ended
   Trend by Region (Continued)               -------------------------  -----------    -------------------------   ----------
                                                   September 30,                             September 30,
                                                                         Percentage                                Percentage
                                                2007           2006        Change         2007           2006        Change
                                             -----------   -----------  -----------    -----------    -----------  ----------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............         $  19.50      $  18.86         3.4%      $   19.01      $  18.36           3.5%
   Northern California..............            16.85         16.31         3.3%          16.33         15.79           3.4%
   Texas............................             9.08          8.80         3.3%           8.79          8.52           3.2%
   Florida..........................            13.37         13.31         0.5%          13.17         13.03           1.1%
   Illinois.........................            13.08         12.52         4.5%          12.64         12.14           4.1%
   Georgia..........................             9.41          9.36         0.5%           9.25          9.03           2.4%
   All other states.................            11.78         11.46         2.8%          11.42         11.15           2.4%
                                             -----------   -----------  -----------   -----------    -----------   ----------
Total realized rent per square foot.         $  12.89      $  12.55         2.7%      $   12.54      $  12.20           2.8%
                                             ===========   ===========  ===========   ===========    ===========   ==========

In place annual rent per occupied square foot at September 30:
Southern California.................                                                  $   20.45      $  19.74           3.6%
Northern California.................                                                      17.66         17.08           3.4%
Texas...............................                                                       9.45          9.27           1.9%
Florida.............................                                                      14.30         13.99           2.2%
Illinois............................                                                      13.55         13.10           3.4%
Georgia.............................                                                      10.10          9.88           2.2%
All other states....................                                                      12.30         12.06           2.0%
                                                                                      -----------    -----------   ----------
Total in place rent per occupied square foot:                                         $   13.97      $  13.54           3.2%
                                                                                      ===========    ===========   ==========

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

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. These markets were our strongest in terms of revenue growth in 2005 and 2006, due in part to increased moving and storage demand resulting from the impact of hurricane activity in 2005 and 2004. However, growth in revenues during the first nine months of 2007 has moderated due primarily to the lack of hurricane activity during the 2006 season resulting in difficult year-over-year comparisons, and we expect this trend to continue throughout 2007. Over the longer term, we believe that this market benefits from continued strong population growth and barriers to entry.

         SAME STORE FACILITIES - SHURGARD

     In connection with the Shurgard merger, we acquired 487 self-storage facilities in the United States located in 23 states. A total of 343 facilities have been operating at a stabilized occupancy level for several years under Shurgard management prior to the merger and then under the Public Storage management following the merger. These stabilized facilities are referred to as "Shurgard Same Store Facilities."

     As reflected in a preceding table entitled "Domestic self - storage operations summary" above, the historical operating results for this group of facilities increased significantly for both the three and nine months ended September 30, 2007 as compared to the same periods in 2006. This increase was primarily the result of having only a partial period's operating results in the 2006 periods; from August 23, 2006 (date of the Shurgard merger) through September 30, 2006.

     To provide additional comparative operating data, the table below sets forth the operations of the Shurgard Same Store Facilities for the entire periods presented without regard to the timing of the merger. We believe that this presentation more effectively portrays how these facilities are performing, notwithstanding that the data presented for the 2006 periods do not represent that actual results included in our operations for the 2006 periods.

Shurgard Domestic Same Store Facilities: (a)                  Three Months Ended                      Nine Months Ended
                                                        -------------------------  ---------    --------------------------  --------
                                                              September 30,                          September 30,
                                                                                   Percentage                             Percentage
                                                            2007         2006        Change        2007         2006        Change
                                                        ------------   ----------  ---------    -----------   ----------   ---------
Revenues:                                                      (Dollar amounts in thousands, except weighted average amounts)

    Rental income.................................       $   67,041     $ 62,826       6.7%     $   194,351   $  185,603        4.7%
    Late charges and administrative fees collected            2,272        2,364     (3.9)%           6,453        6,569      (1.8)%
                                                         ------------   ----------  ---------   ------------  -----------   --------
    Total revenues (b)............................           69,313       65,190       6.3%         200,804      192,172        4.5%
                                                         ------------   ----------  ---------   ------------  -----------   --------
Cost of operations (excluding depreciation):
    Property taxes ...............................            6,713        6,329       6.1%          19,907       18,499        7.6%
    Direct property payroll.......................            4,214        6,922    (39.1)%          13,208       22,273     (40.7)%
    Advertising and promotion.....................            1,513        1,323      14.4%           5,625        3,218       74.8%
    Utilities.....................................            1,870        1,963     (4.7)%           5,526        5,378        2.8%
    Repairs and maintenance.......................            2,034        1,299      56.6%           6,032        4,251       41.9%
    Telephone reservation center..................              519          162     220.4%           1,626          162      903.7%
    Property insurance............................              625          491      27.3%           2,032        1,172       73.4%
    Other costs of management.....................            4,330        5,190    (16.6)%          13,368       17,139     (22.0)%
                                                         ------------   ----------  ---------   ------------  -----------   --------
  Total cost of operations (b)....................           21,818       23,679     (7.9)%          67,324       72,092      (6.6)%
                                                         ------------   ----------  ---------   ------------  -----------   --------
   Net operating income (excluding depreciation) (c)     $   47,495     $ 41,511      14.4%     $   133,480   $  120,080       11.2%
                                                         ============   ==========  =========   ============  ===========   ========
Gross margin (before depreciation)................            68.5%        63.7%       7.5%           66.5%        62.5%        6.4%
Weighted average for the period:
  Square foot occupancy (d).......................            89.4%        84.8%       5.4%          88.7%         84.2%        5.3%
  Realized annual rent per occupied square foot (e)      $    13.76     $  13.60       1.2%     $    13.40    $    13.48      (0.6)%
  REVPAF (f) (g)..................................       $    12.30     $  11.53       6.7%     $    11.89    $    11.35        4.8%

Weighted average at September 30:
  Square foot occupancy...........................                                                   88.5%        84.7%        4.5%
  In place annual rent per occupied square foot (h)                                             $   14.68     $   14.60        0.5%

Total net rentable square feet (in thousands).....                                                  21,797       21,797         -
Number of facilities..............................                                                     343          343         -

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

(c) Net operating income (excluding depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation expense for these facilities because the depreciation expense is based upon historical cost, which is substantially different before the merger and after.

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

(h)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

     On the date of the merger, we successfully installed our real-time property operation system at all U.S. Shurgard locations. As a result, these facilities are integrated into our national call center, website, and management structure. The integration of these facilities into our operations has resulted in additional benefits and cost savings.

     As noted above, the Public Storage Same-Store Facilities had occupancies of approximately 90.6% at September 30, 2007, as compared to 88.7% for the acquired Shurgard Same Store Facilities. It has been our objective to continue to close this occupancy gap in order to increase REVPAF. In attempting to accomplish this objective, we significantly expanded our domestic pricing, promotional, and media programs, and as a result, aggregate media costs increased in the first two quarters of 2007 versus the aggregate level of spending incurred for the same period in 2006.

     As a result, we have improved the occupancy of the Shurgard Same-Store Facilities, with average occupancy up 5.3% at September 30, 2007 as compared to September 30, 2006. As we have raised the occupancy of the Shurgard Same-Store facilities, we have recently been able to be less aggressive on pricing and as a result our trends in realized rent per occupied square foot trends have improved from a reduction of 1.3% in the first six months of 2007 as compared to the same period in 2006, to a 1.2% increase in the third quarter of 2007 as compared to the same period in 2006. For the fourth quarter of 2007, we expect revenue growth for this group of properties to be higher than the Public Storage Same Store group, primarily due to a higher year-over year occupancy spread.

     Property tax expense increased 6.1% and 7.6% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due to higher assessments following the merger, including properties in California.

     Beginning January 2007, former Shurgard employees became participants in the Public Storage compensation and benefit plan, which in general has lower wage rates and benefit plan costs than the historical Shurgard plan. This decline is reflected in direct payroll costs, which have declined 39.1% and 40.7% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. We expect these reduction trends to moderate in the fourth quarter of 2007, because turnover of former Shurgard employees was high immediately following the merger and as a result in the fourth quarter of 2006 the proportion of legacy Shurgard employees, at the higher wage rates and benefit plan costs, was lower than in the third quarter of 2006.

     Overall advertising and promotion increased 14.4% and 74.8% in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, due primarily to our media advertising expenditures, offset partially by lower yellow page advertising expense. As noted previously, we increased advertising and promotional activities immediately following the merger with Shurgard and continued through the first nine months of 2007 in order to improve the occupancy levels of the facilities acquired in the merger.

     Utility expense decreased 4.7% in the three months ended September 30, 2007 and increased 2.8% in the nine months ended September 30, 2007, as compared to the same periods in 2006, due primarily to higher utility rates.

     Other cost of management, which principally includes supervisory and indirect overhead costs, decreased by 16.6% and 22.0% for the three and nine months ended September 30, 2007, as compared to the same periods in 2006. These reductions principally represent the synergies created by the merger and the elimination of duplicative operating functions.

         OTHER FACILITIES

     In addition to the Public Storage and Shurgard Same Store groups of facilities, at September 30, 2007, we had 320 facilities that were not classified into either of these pools. These properties include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

     The following table summarizes operating data with respect to these facilities.

OTHER FACILITIES - NON STABILIZED                        Three Months Ended                       Nine Months Ended
                                                             September 30                           September 30,
                                                       -----------------------    ---------    ----------------------     ----------
                                                            2007         2006        Change         2007        2006         Change
                                                       ----------   ----------    ---------    ----------   ---------     ----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities put in place in 2007...............       $     799   $       -     $      799    $   1,189   $      -       $  1,189
   Facilities put in place in 2006...............          34,241      16,709         17,532       98,319      25,792        72,527
   Facilities put in place prior to 2006.........          14,320      12,955          1,365       40,940      35,916         5,024
   Deconsolidated Shurgard facilities (a)........               -         585           (585)       2,198         585         1,613
   Expansion facilities..........................          21,770      19,889          1,881       60,933      55,775         5,158
                                                        ---------   ----------    ----------    ----------   ---------     ---------
   Total rental income...........................          71,130      50,138         20,992      203,579     118,068        85,511
                                                        ---------   ----------    ----------    ----------   ---------     ---------
Cost of operations before depreciation and
    amortization:
   Facilities put in place in 2007...............       $     396   $      -      $      396    $     613   $      -       $    613
   Facilities put in place in 2006...............          11,875       5,981          5,894       37,402       8,757        28,645
   Facilities put in place prior to 2006.........           4,598       4,382            216       14,078      13,238           840
   Deconsolidated Shurgard facilities (a)........               -         234           (234)         916         234           682
   Expansion facilities..........................           7,202       6,522            680       21,620      19,537         2,083
                                                        ---------   ----------    ----------    ----------   ---------     ---------
   Total cost of operations                                24,071      17,119          6,952       74,629      41,766        32,863
                                                        ---------   ----------    ----------    ----------   ---------     ---------
Net operating income before depreciation and
    amortization:
   Facilities put in place in 2007...............       $     403   $     -       $     403     $    576    $     -        $    576
   Facilities put in place in 2006...............          22,366      10,728        11,638       60,917      17,035         43,882
   Facilities put in place prior to 2006.........           9,722       8,573         1,149       26,862      22,678          4,184
   Deconsolidated Shurgard facilities (a)........               -         351          (351)       1,282         351            931
   Expansion facilities..........................          14,568      13,367         1,201       39,313      36,238          3,075
                                                        ---------   ----------    ----------    ----------   ---------     ---------
   Total net operating income before depreciation and
      amortization (b)                                     47,059      33,019        14,040      128,950      76,302         52,648
Depreciation and amortization....................         (29,817)    (21,036)       (8,781)     (95,649)    (37,678)       (57,971)
                                                        ---------   ----------    ----------    ----------  ---------      ---------
   Net operating income..........................       $  17,242   $  11,983     $   5,259     $ 33,301    $ 38,624       $ (5,323)
                                                        =========   ==========    ==========    ==========  =========      =========
Weighted average square foot occupancy during the
period:
   Facilities put in place in 2007...............          59.7%         -              -          61.9%         -              -
   Facilities put in place in 2006...............          85.9%        80.2%          7.1%        83.4%        80.2%          4.0%
   Facilities put in place prior to 2006.........          86.7%        84.5%          2.6%        86.0%        82.1%          4.8%
   Deconsolidated Shurgard facilities (a)........           -           84.6%           -          89.0%        84.6%          5.2%
   Expansion facilities                                    82.9%        82.3%          0.7%        81.6%        79.9%          2.1%
                                                        ---------   ----------    ----------    ----------  ---------      ---------
                                                           84.7%        81.8%          3.5%        83.1%        80.6%          3.1%
                                                        =========   ==========    ==========    ==========  =========      =========


OTHER FACILITIES - NON STABILIZED                        Three Months Ended                       Nine Months Ended
                                                             September 30                           September 30,
                                                       -----------------------    ---------    ----------------------     ----------
                                                          2007         2006        Change        2007        2006          Change
                                                       ----------   ----------    ---------    ----------   ---------     ----------
Weighted average realized annual rent per occupied
square foot for the period:

   Facilities put in place in 2007...............      $   15.41    $      -          -        $   15.12    $      -            -
   Facilities put in place in 2006...............          12.74        12.32        3.4%          12.41        11.91          4.2%
   Facilities put in place prior to 2006 ........          14.74        13.71        7.5%          14.17        13.06          8.5%
   Deconsolidated Shurgard facilities (a)........              -         9.82         -             9.52         9.82        (3.1)%
   Expansion facilities                                    13.12        12.81        2.4%          12.83        12.43          3.2%
                                                       ----------   ----------    ---------    ----------   ---------      ---------
                                                       $   13.33    $   12.89        3.4%      $   12.91    $   12.51          3.2%
                                                       ==========   ==========    =========    ==========   =========      =========
In place annual rent per occupied square foot at
September 30:
   Facilities put in place in 2007...............                                              $   16.79    $     -              -
   Facilities put in place in 2006...............                                                  13.89        13.57           2.4%
   Facilities put in place prior to 2006 ........                                                  15.89        14.87           6.9%
   Deconsolidated Shurgard facilities (a)........                                                     -         14.62            -
   Expansion facilities                                                                            14.15        13.82           2.4%
                                                                                               ----------   ---------     ----------
                                                                                               $   14.37    $   13.90           3.4%
                                                                                               ==========   =========     ==========
At September 30:
    Number of Facilities:
      Facilities put in place in 2007............                                                      9            -             9
      Facilities put in place in 2006 (c)........                                                    166          164             2
      Facilities put in place prior to 2006 .....                                                     58           58             -
      Deconsolidated Shurgard facilities (a).....                                                      -           11           (11)
      Expansion facilities.......................                                                     87           87             -
                                                                                               ----------   ---------     ----------
                                                                                                     320          320             -
                                                                                               ==========   =========     ==========
    Net rentable square feet (in thousands):
      Facilities put in place in 2007............                                                    613            -           613
      Facilities put in place in 2006............                                                 12,057       11,819           238
      Facilities put in place prior to 2006......                                                  4,352        4,352             -
      Deconsolidated Shurgard facilities (a).....                                                      -          624          (624)
      Expansion facilities.......................                                                  7,763        7,424           339
                                                                                               ----------   ---------     ----------
                                                                                                  24,785       24,219           566
                                                                                               ==========   =========     ==========

(a) Represents the operations of 11 facilities acquired in the merger with Shurgard which we no longer consolidate in our financial statements effective May 24, 2007. The operations for these facilities from August 23, 2006 through May 24, 2007 are included in this table.

(b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation to consolidated net income is included in Note 12 to our September 30, 2007 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(c) Includes 133 facilities acquired in the Shurgard merger which are not stabilized, as well as 33 other facilities that were acquired or newly developed in 2006.

     The properties denoted under "Facilities put in place in 2007" and "Facilities put in place in 2006" were put into operation within the Public Storage system at various dates throughout each period presented. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at September 30, 2007 and 2006, reflect the amounts for those facilities we owned at each of those respective dates.

     In the first nine months of 2007, we acquired seven facilities, in single property transactions, for an aggregate cost of $72,787,000. These facilities contain, in aggregate approximately, 511,000 net rentable square feet, with one facility located in Hawaii and the remainder in California. In addition, we completed development of two facilities with aggregate square footage of approximately 102,000 and cost of $13,710,000.

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

     We expect that our non-stabilized facilities will continue to provide earnings growth during 2007 and into 2008 as these facilities continue to improve their occupancy levels as well as realized rental rates.

     We acquired 487 self-storage facilities in 23 U.S. states with 32.3 million net rentable square feet in connection with the Shurgard merger. Effective May 24, 2007, due to a loss in control of the related partnerships that owned these facilities, we began deconsolidating 11 of these facilities with an aggregate of 624,000 net rentable square feet (referred to hereinafter as "The Deconsolidated Shurgard Properties."). The 476 Shurgard facilities that continue to be consolidated on our financial statements at September 30, 2007 are referred to as the "Consolidated Shurgard Properties." With respect to the Consolidated Shurgard Properties, the operating data presented in the table above reflects the historical data from January 1 through September 30, 2007, the period owned and operated by Public Storage. With respect to the Deconsolidated Shurgard Properties, the operating data presented includes the historical data from August 23, 2006 through May 24, 2007. Our pro-rata share of the operating results of the Deconsolidated Shurgard Properties after May 24, 2007 are presented as a component of Equity in Earnings of Real Estate Entities.

     Development of self-storage facilities causes short-tem earnings dilution because of the extended time to stabilize a self-storage facility. We have developed self-storage facilities, despite the short-term earnings dilution, because it is advantageous for us to continue to expand our asset base and benefit from the resulting increase critical mass, with facilities that will improve our portfolio's overall average construction and location quality.

     The decision to commence development of any particular self-storage location is based upon several factors with respect to that local market, including our estimate of current and future general economic conditions, demographic conditions, population growth, the likelihood of and cost of obtaining permits, construction costs, as well as the level of demand at our existing self-storage facilities in proximity to the prospective facility. Our level of new development starts has declined significantly in the last few years due to increased in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

         SHURGARD EUROPEAN OPERATING DATA

     In the merger with Shurgard, we acquired 160 facilities located in seven European countries with an aggregate of 8,385,000 net rentable square feet. During 2007, we opened four facilities in Europe with an aggregate of 203,000 net rentable square feet. At September 30, 2007, our European operations comprise 169 facilities with an aggregate of 8,846,000 net rentable square feet, of which, 96 of these facilities are referred to as the Europe Same Store Facilities (defined below). Of the 169 facilities, 103 facilities are wholly owned, with the remaining 66 facilities owned by the European Development Joint Venture, in which we have a 20% equity interest.

Europe self - storage operations summary:                Three Months Ended                  Nine Months Ended
-----------------------------------------                  September 30,                       September 30,
                                                   ------------------------  -----------  --------------------------   ------------
                                                                             Percentage                                 Percentage
                                                      2007         2006        Change         2007         2006          Change
                                                   -----------  -----------  -----------   ----------   ------------    -----------
                                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities - Shurgard Europe (a).     $   32,798   $   12,012     173.0       $  93,393    $   12,012        677.5%
   Other wholly-owned facilities (b)...........          2,250          955     135.6%          6,768           955        608.7%
   Joint Venture Facilities (c) (d)............         15,024        4,381     242.9%         40,130         4,381        816.0%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
     Total rental income.......................         50,072       17,348     188.6%        140,291        17,348        708.7%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
Cost of operations before depreciation and
    amortization (e):
   Same Store Facilities - Shurgard Europe.....         12,033        5,048     138.4%         37,756         5,048        647.9%
   Other wholly-owned facilities...............            816          375     117.6%          2,646           375        605.6%
   Joint Venture Facilities....................          8,573        3,101     176.5%         27,180         3,101        776.5%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
      Total cost of operations.................         21,422        8,524     151.3%         67,582         8,524        692.8%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
Net operating income before depreciation and
    amortization (e):
   Same Store Facilities - Shurgard Europe.....         20,765        6,964     198.2%         55,637         6,964         698.9%
   Other wholly-owned facilities...............          1,434          580     147.2%          4,122           580         610.7%
   Joint Venture Facilities....................          6,451        1,280     404.0%         12,950         1,280         911.7%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
   Total net operating income before
        depreciation and amortization (e)......         28,650        8,824     224.7%         72,709         8,824         724.0%
Depreciation and amortization expense..........        (31,899)     (15,020)    112.4%       (110,101)      (15,020)        633.0%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
Net operating loss.............................     $   (3,249)  $   (6,196)    (47.6)%     $ (37,392)   $   (6,196)        503.5%
                                                    ===========  ===========  ===========   ==========   ============    ===========
Weighted average square foot occupancy during
   the period..................................
     Same Store Facilities - Shurgard Europe...          91.0%        87.5%       4.0%          89.7%         87.5%           2.5%
     Other wholly-owned facilities.............          88.1%        89.2%      (1.2)%         88.1%         89.2%         (1.2)%
     Joint Venture Facilities..................          78.6%        70.6%      11.3%          73.3%         70.6%           3.8%
                                                    -----------  -----------  -----------   ----------   ------------    -----------
                                                         86.4%        81.9%       5.5%          83.6%         81.9%           2.1%
                                                    ===========  ===========  ===========   ==========   ============    ===========
At September 30:
   Number of Facilities:
     Same Store Facilities - Shurgard Europe...                                                    96            96             -
     Other wholly-owned facilities.............                                                     7             7             -
     Joint Venture Facilities..................                                                    66            57          15.8%
                                                                                            ----------   ------------    -----------
                                                                                                  169           160           5.6%
                                                                                            ==========   ============    ===========

   Net rentable square feet (in thousands):
     Same Store Facilities - Shurgard Europe...                                                 5,286         5,286             -
     Other wholly-owned facilities.............                                                   291           291             -
     Joint Venture Facilities..................                                                 3,269         2,808          16.4%
                                                                                            ----------   ------------    -----------
                                                                                                8,846         8,385           5.5%
                                                                                            ==========   ============    ===========

(a) The European Same Store facilities, described below, are comprised of 96 facilities that are wholly owned. (b) The other wholly-owned facilities include seven facilities that we wholly own, which are not considered European Same Store facilities.

(c) There are four facilities, which were acquired or developed the first nine months of 2007 for an aggregate of approximately $31,271,000. These facilities are owned by the European Development Joint Venture.

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

     Amounts presented in the table above reflect significant increases in revenues and cost of operations, in the three and nine months ended September 30, 2007 as compared to the same periods in 2006, due to the merger with Shurgard which was completed on August 23, 2006 (see Note 3 to the condensed consolidated financial statements). The operating results of all of the facilities acquired in the merger and located in Europe are included in our financial statements and in the table above for the period we owned the facilities.

     The Joint Venture opened four facilities in 2007 with an aggregate development cost of $31,271,000. Revenues and expenses presented in the table above with respect to these properties totaled $231,000 and $486,000, respectively, for the three months ended September 30, 2007 and $325,000 and $1,102,000, respectively for the nine months ended September 30, 2007.

     The operating data presented in the table below reflect the historical data from January 1 to September 30, 2006, the period for which the 96 facilities, which have been operated by Shurgard since January 1, 2005, with the historical data from January 1 through September 30, 2007, the period operated under Public Storage. In addition, such amounts are reflected utilizing the average exchange rates for the three months ended September 30, 2007, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations.

     As a result, the data presented below does not reflect the actual results included in our operations for the three and nine months ended September 30, 2006, and does not represent the actual amounts reflected in our financial statements for the quarter or nine months ended September 30, 2007. We have applied our definition of what qualifies as a Same Store. As a result, the number of properties included in the Shurgard European Same Store portfolio has decreased from 123 facilities (as reported by Shurgard in the second quarter of 2006) to 96 facilities as is currently being reported.


Selected  Operating  Data  for  the  96  facilities
operated by Shurgard  Europe on a  stabilized  basis
since   January   1,  2005   ("Europe   Same  Store
Facilities"): (a)
--------------                                             Three Months Ended                         Nine Months Ended
                                                             September 30,                              September 30,
                                                       ------------------------             ----------------------------------------
                                                                                Percentage                             Percentage
                                                          2007         2006       Change         2007       2006         Change
                                                       ------------ ----------- ----------- ------------ ------------ --------------
                                                      (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (b)
Revenues:

    Rental income.................................     $    32,475  $    29,660       9.5%  $    92,478  $   84,229          9.8%
    Late charges and administrative fees collected             323          286      12.9%          915         820         11.6%
                                                       ------------ ----------- ----------- ------------ ------------ --------------
    Total revenues (c)............................          32,798       29,946       9.5%       93,393      85,049          9.8%


Cost of operations (excluding depreciation):
    Property taxes ...............................           1,525        1,359      12.2%        4,187       3,978          5.3%
    Direct property payroll.......................           3,680        4,159    (11.5)%       10,889      12,288       (11.4)%
    Advertising and promotion.....................             738        1,270    (41.9)%        3,270       4,725       (30.8)%
    Utilities.....................................             630          749    (15.9)%        2,202       2,457       (10.4)%
    Repairs and maintenance.......................             790          967    (18.3)%        2,351       2,685       (12.4)%
    Property insurance............................             231          373    (38.1)%          932       1,114       (16.3)%
    Other costs of management.....................           4,439        4,712     (5.8)%       13,925      14,053        (0.9)%
                                                       ------------ ----------- ----------- ------------ ------------ --------------
  Total cost of operations (c)....................          12,033       13,589    (11.5)%       37,756      41,300        (8.6)%
                                                       ------------ ----------- ----------- ------------ ------------ --------------
   Net operating income (excluding depreciation) (d)   $   20,765   $   16,357       26.9%  $   55,637   $  43,749          27.2%
                                                       ============ =========== =========== ============ ============ ==============
Gross margin (before depreciation)................           63.3%        54.6%      15.9%        59.6%       51.4%         16.0%
Weighted average for the period:
  Square foot occupancy (e).......................           91.0%        86.7%       5.0%        89.7%       84.0%          6.8%
  Realized annual rent per occupied square foot (f)         $27.00       $25.89       4.3%       $26.01      $25.29          2.8%
  REVPAF (g) (h)..................................          $24.57       $22.44       9.5%       $23.33      $21.25          9.8%

Weighted average at September 30:
  Square foot occupancy...........................                                                91.4%       88.4%          3.4%
  In place annual rent per occupied square foot (i)                                              $28.34      $26.41          7.3%
Total net rentable square feet (in thousands).....                                               5,286        5,286             -



(a) Operating data reflects the operations of these facilities without regard to the time period in which Public Storage owned the facilities; only the amounts for the period January 1 through September 30, 2007 are included in our consolidated operating results.

(b) The majority of our European operations are denominated in Euros. For comparative purposes, amounts for the three months ended September 30, 2006 and 2007 are translated at constant exchange rates representing the average exchange rates for the three months ended September 30, 2007. Amounts for the nine months ended September 30, 2006 and 2007 are also translated at constant exchange rates, representing the average exchange rates for the nine months ended September 30, 2007. The average exchange rate for the Euro was approximately 1.374 and 1.344, respectively, in US Dollars per Euro for the three and nine months ended September 30, 2007, respectively.

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

(d) Net operating income (excluding depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation in evaluating our operating results. We have not presented depreciation and amortization expense for these facilities because the depreciation and amortization expense is based upon historical cost, which is substantially different before the merger and after.

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

         The following table sets forth certain regional trends in the Europe Same Store facilities:

                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                                 -------------------------            --------------------------------------
                                                                           Percentage                             Percentage
                                                    2007         2006        Change         2007         2006        Change
                                                 ------------  ----------- ---------- -----------   ------------  ----------
                                                         (Dollar amounts in thousands, except per square foot amounts)
Rental income:
   Belgium.....................................   $    4,072   $    3,709     9.8%    $   11,589    $   10,735       8.0%
   Denmark.....................................        1,501        1,315    14.1%         4,265         3,733       14.3%
   France......................................        8,298        7,709     7.6%        23,747        21,846        8.7%
   Netherlands.................................        6,680        5,838    14.4%        18,813        16,634       13.1%
   Sweden......................................        6,833        6,358     7.5%        19,568        18,239        7.3%
   United Kingdom..............................        5,414        5,017     7.9%        15,411        13,862       11.2%
                                                 ------------  ----------- ---------- -----------   ------------  ----------
     Total rental income.......................   $   32,798   $   29,946     9.5%    $   93,393    $   85,049        9.8%
                                                 ============  =========== ========== ===========   ============  ==========
Cost of operations before depreciation and
    amortization (a):

   Belgium.....................................   $    1,669   $    2,021   (17.4)%   $    5,034    $    6,090      (17.3)%
   Denmark.....................................          452          653   (30.8)%        1,529         1,956      (21.8)%
   France......................................        3,204        3,609   (11.2)%       10,316        10,737       (3.9)%
   Netherlands.................................        2,407        2,624    (8.3)%        7,471         8,059       (7.3)%
   Sweden......................................        2,317        2,571    (9.9)%        7,447         8,181       (9.0)%
   United Kingdom..............................        1,984        2,111    (6.0)%        5,959         6,277       (5.1)%
                                                 ------------  ----------- ---------- -----------   ------------  ----------
     Total cost of operations before
     depreciation and amortization.............   $   12,033   $   13,589    (11.5)%  $   37,756    $   41,300       (8.6)%
                                                 ============  =========== ========== ===========   ============  ==========


                                                   Three Months Ended                     Nine Months Ended
                                                      September 30,                         September 30,
                                                 -------------------------            --------------------------------------
                                                                           Percentage                             Percentage
                                                    2007         2006        Change       2007          2006        Change
                                                 ------------  ----------- ---------- -----------   ------------  ----------
                                                         (Dollar amounts in thousands, except per square foot amounts)

Weighted average occupancy levels for the period:
   Belgium.....................................        88.8%        81.3%       9.2%       86.5%         79.2%         9.2%
   Denmark.....................................        93.7%        91.1%       2.9%       93.9%         90.0%         4.3%
   France......................................        91.1%        89.2%       2.1%       90.4%         86.1%         5.0%
   Netherlands.................................        90.1%        84.8%       6.3%       88.5%         81.4%         8.7%
   Sweden......................................        92.7%        90.5%       2.4%       92.1%         88.6%         4.0%
   United Kingdom..............................        92.5%        85.6%       8.1%       90.1%         81.6%        10.4%
                                                 ------------  ----------- ---------- -----------   ------------  ----------
                                                       91.0%        86.7%       5.0%       89.7%         84.0%         6.8%
                                                 ============  =========== ========== ===========   ============  ==========
Weighted average realized annual rent per
    occupied square foot:
   Belgium.....................................    $   18.13   $    18.06       0.4%   $   17.66    $    17.91        (1.4)%
   Denmark.....................................        30.26        27.29      10.9%       28.59         26.15         9.3%
   France......................................        29.14        27.56       5.7%       28.00         26.97         3.8%
   Netherlands.................................        25.07        23.29       7.6%       23.96         23.03         4.0%
   Sweden......................................        25.84        24.70       4.6%       24.86         24.11         3.1%
   United Kingdom..............................        43.15        43.21      (0.1)%      42.04         41.76         0.7%
                                                 ------------  ----------- ---------- -----------   ------------  ----------
                                                   $   27.00   $    25.89       4.3%   $   26.01    $    25.29         2.8%
                                                 ============  =========== ========== ===========   ============  ==========
Net rentable square feet (in thousands):
   Belgium.....................................                                              999           999            -
   Denmark.....................................                                              210           210            -
   France......................................                                            1,236         1,236            -
   Netherlands.................................                                            1,172         1,172            -
   Sweden......................................                                            1,130         1,130            -
   United Kingdom..............................                                              539           539            -
                                                                                      -----------   ------------  ----------
                                                                                           5,286         5,286            -
                                                                                      ===========   ============  ==========
Number of facilities:
   Belgium.....................................                                               17            17            -
   Denmark.....................................                                                4             4            -
   France......................................                                               23            23            -
   Netherlands.................................                                               22            22            -
   Sweden......................................                                               20            20            -
   United Kingdom..............................                                               10            10            -
                                                                                      -----------   ------------  ----------
                                                                                              96            96            -
                                                                                      ===========   ============  ==========

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

         The following table sets forth our ancillary operations:


                                             Three Months Ended                       Nine Months Ended
                                                September 30,                           September 30,
                                          ------------------------               -------------------------
                                             2007         2006        Change         2007         2006       Change
                                          ------------ -----------  ----------   ------------- ----------- ------------
                                                                    (Amounts in thousands)
Revenues:
    Tenant reinsurance.............       $    15,646  $    9,790   $  5,856      $    44,254  $   24,379   $ 19,875
    Merchandise sales...............           10,072       7,566      2,506           29,178      18,879     10,299
    Containerized storage...........            3,952       4,313       (361)          11,259      12,438     (1,179)
    Truck rentals...................            3,640       4,106       (466)           9,795      10,535       (740)
    Commercial property operations..            3,777        3,408       369           11,391        9,413     1,978
    Property management.............              667         644         23            2,026       1,856        170
                                          ------------ -----------  ----------   ------------- ----------- ------------
       Total revenues...............      $    37,754  $   29,827   $  7,927      $   107,903  $   77,500   $ 30,403
                                          ------------ -----------  ----------   ------------- ----------- ------------
Cost of operations:
    Tenant reinsurance .............            5,981       3,714       2,267          15,261       9,929      5,332
    Merchandise sales...............            7,708       6,347       1,361          22,812      16,541      6,271
    Containerized storage...........            3,565       3,570          (5)          9,923      10,476       (553)
    Truck rentals...................            3,883       3,328         555          10,848       9,089      1,759
    Commercial property operations..            1,486       1,497         (11)          4,393       4,080        313
    Property management.............               64          58           6             182         200        (18)
                                          ------------ -----------  ----------   ------------- ----------- ------------
       Total cost of operations.....           22,687      18,514       4,173          63,419      50,315     13,104
                                          ------------ -----------  ----------   ------------- ----------- ------------

Depreciation and amortization:
    Tenant reinsurance.............                 -           -          -                -           -          -
    Merchandise sales...............                -           -          -                -           -          -
    Containerized storage...........              239         166         73              657         635         22
    Truck rentals...................                -           -          -                -           -          -
    Commercial property operations..              664         643         21            1,992       1,777        215
    Property management.............                -           -          -                -           -          -
                                          ------------ -----------  ----------   ------------- ----------- ------------
       Total depreciation...........              903         809         94            2,649       2,412        237
                                          ------------ -----------  ----------   ------------- ----------- ------------

Net Income:

    Tenant reinsurance.............             9,665       6,076      3,589           28,993      14,450     14,543
    Merchandise sales...............            2,364       1,219      1,145            6,366       2,338      4,028
    Containerized storage...........              148         577       (429)             679       1,327       (648)
    Truck rentals...................             (243)        778     (1,021)          (1,053)      1,446     (2,499)
    Commercial property operations..            1,627       1,268        359            5,006       3,556      1,450
    Property management.............              603         586         17            1,844       1,656        188
                                          ------------ -----------  ----------   ------------- ----------- ------------
    Total net operating income......      $    14,164  $   10,504   $  3,660      $    41,835  $   24,773   $ 17,062
                                          ============ ===========  ==========   ============= =========== ============


         Our ancillary operations have increased significantly in the three and nine months ended September 30, 2007 as compared to the same periods in 2006. This increase is attributable primarily to the self-storage facilities we acquired in the Shurgard merger, which has given us more locations in which to conduct our tenant reinsurance and merchandise activities, as well as due to additional commercial space acquired in the merger with Shurgard.

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

         The significant increase in tenant reinsurance revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. For the three months ended September 30, 2006 and 2007, respectively, tenant insurance revenues included $745,000 and $2,453,000 with respect to the Shurgard facilities in the United States; for the nine months ended September 30, 2006 and 2007, tenant insurance revenues included $745,000 and $6,992,000 with respect to the Shurgard facilities in the United States. For the three months ended September 30, 2006 and 2007, respectively, tenant insurance revenues included $784,000 and $2,544,000 with respect to the Shurgard facilities in Europe; for the nine months ended September 30, 2006 and 2007, tenant insurance revenues included $784,000 and $6,820,000 with respect to the Shurgard facilities in Europe.

         Further contributing to our increase in tenant reinsurance revenues were higher rates, and an increase in the percentage of our existing tenants retaining such policies, with respect to our tenant insurance activities in the United States. For the three and nine months ended September 30, 2007, approximately 44.4% and 43.3%, respectively, of our self-storage tenant base had such policies, as compared to approximately 33.2% and 32.7% for the same periods in 2006.

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

         The primary factors impacting the level of operations of these activities is the level of customer traffic at our self-storage facilities, including the level of move-ins. The significant increase in merchandise revenues is due primarily to the increase in properties associated with the acquisition of Shurgard. For the three months ended September 30, 2006 and 2007, respectively, merchandise revenues included $929,000 and $2,260,000 with respect to the Shurgard facilities in the United States; for the nine months ended September 30, 2006 and 2007, merchandise revenues included $929,000 and $6,738,000 with respect to the Shurgard facilities in the United States. For the three months ended September 30, 2006 and 2007, respectively, merchandise revenues included $778,000 and $2,231,000 with respect to the Shurgard facilities in Europe; for the nine months ended September 30, 2006 and 2007, merchandise revenues included $778,000 and $6,058,000 with respect to the Shurgard facilities in Europe.

         For the three months ended September 30, 2006 and 2007, respectively, truck revenues included $290,000 and $524,000 with respect to the Shurgard facilities in the United States; for the nine months ended September 30, 2006 and 2007, truck revenues included $290,000 and $1,353,000 with respect to the Shurgard facilities in the United States.

         Containerized   storage  operations:   We  have  containerized  storage
facilities located in eight densely populated markets with above-average rent and income.

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

         We closed certain containerized storage locations; the results of these facilities for all periods presented have been reclassified to the line item "discontinued operations."

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

         Our commercial operations are comprised of 1,561,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities. The significant increase in commercial property revenues is due principally to commercial space in the facilities we acquired from Shurgard in the United States. For the three months ended September 30, 2006 and 2007, respectively, commercial revenues included $391,000 and $701,000 with respect to the facilities we acquired from Shurgard. For the nine months ended September 30, 2006 and 2007, respectively, these acquired Shurgard facilities generated $391,000 and $2,136,000 in revenues.

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

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we have interests in 12 entities owning 33 properties at September 30, 2007. (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes. We manage each of these facilities for a management fee that is included in "Ancillary Operations."

         Equity in earnings of real estate entities for the three and nine months ended September 30, 2007 and 2006 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

                                                 Three Months Ended                      Nine Months Ended
                                                   September 30,                           September 30,
                                             -------------------------               -------------------------
                                                  2007         2006        Change        2007         2006        Change
                                             ------------  -----------  ------------ ------------ ------------ ------------
                                                                         (Amounts in thousands)
Property operations:
  PSB                                         $  20,890     $  18,664    $   2,226    $  60,952    $ 54,775     $   6,177
  Deconsolidated Shurgard Facilities.....           709             -          709          992            -          992
  Other investments (1)..................           845           873          (28)       2,400        2,438          (38)
                                             ------------  -----------  ------------ ------------ ------------ ------------
                                                 22,444        19,537        2,907       64,344       57,213        7,131
                                             ------------  -----------  ------------ ------------ ------------ ------------
Depreciation:
  PSB....................................       (11,117)       (9,779)      (1,338)     (31,547)     (28,034)      (3,513)
  Deconsolidated Shurgard Facilities.....          (149)            -         (149)        (234)           -         (234)
  Other investments (1)..................          (253)         (252)          (1)        (772)        (717)         (55)
                                             ------------  -----------  ------------ ------------ ------------ ------------
                                                (11,519)      (10,031)      (1,488)     (32,553)     (28,751)      (3,802)
                                             ------------  -----------  ------------ ------------ ------------ ------------
Other: (2)
  PSB (3)................................        (7,251)       (6,867)        (384)     (21,169)     (19,107)      (2,062)
  Deconsolidated Shurgard Facilities.....          (270)            -         (270)        (398)           -         (398)
  Other investments (1)..................            20           (21)          41          (41)        (147)         106
                                             ------------  -----------  ------------ ------------ ------------ ------------
                                                 (7,501)       (6,888)        (613)     (21,608)     (19,254)      (2,354)
                                             ------------  -----------  ------------ ------------ ------------ ------------
Total equity in earnings of real estate
entities..................................    $   3,424     $   2,618    $     806    $  10,183    $   9,208    $     975
                                             ============  ===========  ============ ============ ============ ============

(1) Amounts reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2007 and 2006.

(2) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities. The amount of interest expense included in "other" is $819,000 and $1,870,000 for the three and nine months ended September 30, 2007, respectively, as compared to $271,000 and $729,000 for the three and nine months ended September 30, 2006, respectively.

(3) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

         Equity in earnings of real estate entities includes our pro rata share of the net impact of gains/losses on sales of assets and impairment charges relating to the impending sale of real estate assets as well as our pro rata share of the impact of the application of EITF Topic D-42 on redemptions of preferred securities recorded by PSB. Our net pro rata share from these items resulted in a net decrease of equity in earnings of $19,000 for the three months ended September 30, 2006 and a net increase of $293,000 for the nine months ended September 30, 2006 (none for the same periods in 2007).

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

         The Deconsolidated Shurgard Facilities include 11 properties in which we have a partial equity interest, acquired in the merger with Shurgard, and which are subject to mortgage loans aggregating approximately $19 million at September 30, 2007. We commenced deconsolidating these properties effective May 24, 2007 due to a loss of control in the entities owning these properties; accordingly, equity in earnings of real estate entities includes, the operating results of these 11 properties and the associated interest expense incurred after May 24, 2007.

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

         See Note 5 to our condensed consolidated financial statements for the operating results of these entities for the three and nine months ended September 30, 2007 and 2006.

OTHER INCOME AND EXPENSE ITEMS

         INTEREST AND OTHER INCOME: Interest and other income was $3,257,000 and $6,337,000 for the three and nine months ended September 30, 2007, respectively, as compared to $12,651,000 and $27,773,000 for the three and nine months ended September 30, 2006, respectively. These decreases are due primarily to lower average cash balances. We had significant levels of uninvested cash in the three and nine months ended September 30, 2006 as we had issued preferred securities in anticipation of our cash requirements with respect to the Shurgard merger.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $147,767,000 and $491,725,000 for the three and nine months ended September 30, 2007, respectively, as compared to $113,463,000 and $212,057,000 for the three and nine months ended September 30, 2006, respectively. The increases in depreciation and amortization for the three months ended September 30, 2007, as compared to the same period in 2006 are due primarily to $53,320,000 and $210,471,000 in amortization expense recorded during the three and nine months ended September 30, 2007, respectively, on the intangible assets, which were primarily acquired in the Shurgard merger. These intangible assets were valued in our purchase accounting analysis at $565,341,000 and are being amortized relative to the expected future benefit of the tenants in place to each period. Amortization of the intangible assets is expected to be approximately $37,757,000 in the fourth quarter of 2007.

         The remainder of the increase in depreciation and amortization for the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is due primarily to buildings acquired in the Shurgard merger and to our newly developed and acquired facilities. See Notes 2 and 3 to our condensed consolidated financial statements for further discussion of the Shurgard merger and the acquisition of tangible and intangible assets.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $11,416,000 and $49,397,000 for the three and nine months ended September 30, 2007, respectively, as compared to $36,242,000 and $49,996,000 for the three and nine months ended September 30, 2006, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, employee severance and stock-based compensation, and product research and development expenditures.

         For the three months ended September 30, 2007, general and administrative expense includes (i) development costs that were expensed with respect to terminated projects totaling $1.3 million ($9.3 million for the same period in 2006) and (ii) ongoing general and administrative expense related to our European operations for the entire quarter ended September 30, 2007 (includes amounts only from August 23, 2006 with respect to the same period in 2006). In addition, for the three months ended September 30, 2006, general and administrative expense includes integration expenses incurred in connection with the merger with Shurgard totaling approximately $18.1 million and contract termination cost aggregating $2.2 million. For the nine months ended September 30, 2007, general and administrative expense includes (i) development costs that were expensed with respect to terminated projects totaling $1.6 million ($9.3 million for the same period in 2006), (ii) additional expenses incurred in connection with the merger with Shurgard totaling approximately $5.3 million ($20.5 million for the same period in 2006), (iii) $9.6 million related to our proposed offering of shares in our European business, (iv) $2.0 million associated with our reorganization as a Maryland REIT and (v) ongoing general and administrative expense related to our European operations for the entire nine month period ended September 30, 2007 (includes amounts only from August 23, 2006 with respect to the same period in 2006). In addition, for the nine months ended September 30, 2006, we incurred contract termination costs of $2.2 million.

         We  expect   that  for  the  fourth   quarter  of  2007,   general  and
administrative expense will approximate $10 million to $13 million.

         INTEREST EXPENSE: Interest expense was $15,257,000 and $48,772,000 for the three and nine months ended September 30, 2007, respectively, as compared to $9,323,000 and $12,752,000, respectively, for the same periods in 2006. Interest capitalized during the three and nine months ended September 30, 2007, was $1,297,000 and $3,011,000, respectively, compared to $530,000 and $1,599,000 for the same periods in 2006. The increase in interest expense is primarily due to $44,382,000 in interest incurred on the debt and other obligations we assumed in the Shurgard merger for the nine months ended September 30, 2007 ($7,970,000 for the same period in 2006), as well as $1,797,000 of interest on borrowings against our line of credit. These amounts are partially offset by a decrease of $679,000 in interest expense due to lower balances on our outstanding notes. See also Notes 6, 7 and 8 to our condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         GAIN ON DISPOSITION OF REAL ESTATE INVESTMENTS: During the nine months ended September 30, 2007, we have received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $2,008,000 and recorded a gain of $1,137,000 on our condensed consolidated statements of income for the three and nine months ended September 30, 2007 as a result of these transactions.

         On May 14, 2007, one of European subsidiaries, sold limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA, ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right to repurchase the LLP Interests (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of
(1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 for the three and nine months ended September 30, 2007, representing the excess of the sales proceeds less the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying condensed consolidated balance sheet at September 30, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2007.

         During the three months ended September 30, 2006, we received $466,000 of additional proceeds from a partial condemnation that occurred in 2005. These additional proceeds are reflected as a gain on disposition of real estate investments on our condensed consolidated statements of income for the three and nine months ended September 30, 2006. Also during the nine months ended September 30, 2006, we disposed of parcels of vacant land for an aggregate of $4,970,000. The net proceeds were equal to the book value of these parcels; accordingly, no gain or loss was recorded.

         FOREIGN EXCHANGE GAIN: At September 30, 2007, our European subsidiaries owed approximately (euro)389 million ($556 million as of September 30, 2007) to our domestic subsidiaries. The loans are eliminated in consolidation for financial reporting purposes. We expect our European subsidiaries to obtain external financing in the next 12 to 24 months, which will fund the repayment of the loan. The loans which are denominated in Euros have not been hedged. The amount of US dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated US dollars to be received caused by fluctuation in currency rates during each respective period, foreign currency translation gains of $30.4 million and $41.0 million, respectively, were recorded in the three and nine months ended September 30, 2007. The US Dollar exchange rate relative to the Euro was approximately 1.319, 1.347, and 1.426 at December 31, 2006, June 30, 2007, and September 30, 2007,
respectively.

         Future foreign exchange gains will be dependent primarily upon the movement of the Euro relative to the US Dollar, the level of our intercompany debt and our expectations with respect to repaying intercompany debt. At September 30, 2007 our European subsidiaries had intercompany balances payable to our United States operations totaling approximately $556 million.

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

         INCOME FROM DERIVATIVES, NET: This represents a net gain as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133 combined with net payments from derivative instruments. The gain of $117,000 for the three months ended September 30, 2007 is primarily due to gains of $68,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting combined with receipts of $49,000 relative to certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger as described under Note 3 to our condensed consolidated financial statements. The gain of $1,126,000 for the nine months ended September 30, 2007 is primarily due to gains of $1,205,000 in changes in value of our interest rate swaps and currency forward contracts on the euro that do not qualify for hedge accounting combined with payments of $79,000 relative to certain interest rate swaps and foreign currency exchange derivatives acquired in the Shurgard merger.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2007 and 2006:


                                                    Three Months Ended                          Nine Months Ended
                                                      September 30,                              September 30,
                                               -------------------------               --------------------------
                                                   2007           2006       Change         2007           2006        Change
                                               ------------- -----------  -----------  ------------- ------------- ------------
                                                                               (Amounts in thousands)
Preferred partnership interests (a)..........  $     5,403    $    5,403    $     -     $    16,209   $   13,652   $    2,557
Convertible Partnership Units (b)............          121          120           1            132           356         (224)
Shurgard U.S. minority interests (c).........          180          191         (11)           624           191          433
Shurgard European minority interests (d).....       (1,456)      (1,279)       (177)        (7,275)       (1,279)      (5,996)
European investors (e).......................         (109)           -        (109)          (109)            -         (109)
Other minority interests (f).................        4,165        4,155          10         12,030        11,557          473
                                               ------------- -----------  -----------  ------------- ------------- ------------
    Total minority interests in income.......  $     8,304    $   8,590     $  (286)    $    21,611   $   24,477   $   (2,866)
                                               ============= ===========  ===========  ============= ============= ============


(a) On May 9, 2006, one of our Consolidated Entities issued $100,000,000 of its 7.25% Series J Preferred Partnership Units. Accordingly, ongoing distributions with respect to preferred partnership interest have increased.

(b) These amounts reflect the minority interests represented by the Convertible Partnership Units (see Note 10 to our condensed consolidated financial statements).

(c) These amounts reflect income allocated to minority interests in entities we acquired in the merger with Shurgard, and include $159,000 and $555,000 in depreciation in the three and nine months ended September 30, 2007, respectively, as compared to $55,000 for each of the same periods in 2006.

(d) These amounts reflect income allocated to our minority partner's 80% interest in the European joint ventures, First Shurgard and Second Shurgard. These amounts are negative because the related joint ventures operations are at a loss position. Included in these minority interest amounts is (i) depreciation expense for the three and nine months ended September 30, 2007, of $2,674,000 and $8,281,000, respectively, compared to $742,000 for each of the same periods in 2006, (ii) interest expense for the three and nine months ended September 30, 2007, of $4,036,000 and $11,082,000, respectively, compared to $1,829,000 for each of the same periods in 2006 and (iii) derivatives and foreign exchange gains of $603,000 and $2,509,000, respectively, compared to $66,000 for each of the same periods in 2006.

(e) These amounts reflect income allocated to the interest owned by various officers of the Company, as described on Note 10 to our consolidated financial statement. These amounts include depreciation expense aggregating $190,000 for the three and nine months ended September 30, 2007.

(f) These amounts reflect income allocated to minority interests that were outstanding consistently throughout the three and nine months ended September 30, 2007 and 2006. Included in minority interest in income is $128,000 and $454,000 in depreciation expense for the three and nine months ended September 30, 2007, respectively, as compared to $108,000 and $500,000 for the same periods in 2006.

         Other minority interests reflect income allocated to minority interests that have maintained a consistent level of interest throughout 2006 and the nine months ended September 30, 2007, comprised of investments in the Consolidated Entities described in Note 10 to our condensed consolidated financial statements. The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

LIQUIDITY AND CAPITAL RESOURCES

         We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions to shareholders for the foreseeable future.

         Operating as a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "REQUIREMENT TO PAY DISTRIBUTIONS" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interest, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.


                                                                     Nine Months Ended September 30,
                                                                    ----------------------------------
                                                                        2007               2006
                                                                    ----------------    --------------
                                                                         (Amounts in thousands)

Net cash provided by operating activities (a)...................     $    751,591        $   582,152

Distributions to minority interest (Preferred Units)............          (16,209)           (13,652)
Distributions to minority interest (common equity)..............          (15,828)           (11,037)
                                                                    ----------------    --------------
Cash from operations allocable to our shareholders..............          719,554            557,463
                                                                    ----------------    --------------

Capital improvements to maintain our facilities.................          (49,453)           (44,366)
 Remaining operating cash flow available for distributions to our
    shareholders................................................         670,101             513,097

Distributions paid:
  Preferred share dividends.....................................         (176,424)          (159,256)
  Equity Shares, Series A dividends.............................          (16,068)           (16,068)
  Distributions to common shareholders..........................         (255,022)          (213,281)
                                                                    ----------------    --------------
Cash available for principal payments on debt and reinvestment..     $    222,587        $   124,492
                                                                    ================    ==============

(a) Represents net cash provided from operating activities as presented on our September 30, 2007 Condensed Consolidated Statements of Cash Flows.

         Cash available for principal payments on debt and reinvestment increased from $124.5 million in the nine months ended September 30, 2006 to $222.6 million in the nine months ended September 30, 2007 principally due to improved operations from our Same Store group of facilities, continued growth in operations from our newly developed and recently expanded facilities, continued growth in our recently acquired self-storage facilities including the facilities acquired in the merger with Shurgard, as well as additional tax depreciation with respect to the assets acquired in the merger with Shurgard which serves to reduce our required distributions.


         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to our common shares. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at September 30, 2007, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital; in the form of either common or preferred equity.

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

         On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2007). We had no outstanding borrowings on our revolving line of credit at September 30, 2007 or November 8, 2007.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at September 30, 2007.

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

         On January 9, 2007, we issued our 6.625% Series M Preferred Stock for gross proceeds of $500 million. On January 18, 2007, we redeemed our 7.625% Series T Cumulative Preferred Shares totaling $152.2 million and on February 19, 2007, we redeemed our 7.625% Series U Cumulative Preferred Shares totaling $150.0 million. These redemptions were funded with cash on hand and funds raised through the issuance of our Series M preferred stock. On July 2, 2007, we issued our 7.000% Series N Preferred Shares for gross proceeds of $172.5 million. We currently have approximately $172.5 million of additional preferred securities that became redeemable at our option as of September 30, 2007. We have not called this series for redemption due to the state of current credit markets and our belief that we could not issue a similar preferred security at a lower rate.

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

         EUROPEAN FINANCING: As we previously disclosed, we attempted to liquidate a portion of our investment in our European subsidiaries through an initial public offering, and although market conditions are not favorable at this time for such a transaction, we continue to evaluate our alternatives and still believe that a public entity is the best structure for our European operations' long-term growth. At September 30, 2007, our European subsidiaries owed approximately (euro)389 million ($556 million as of September 30, 2007) to our domestic subsidiaries. We expect our European subsidiaries to obtain external financing in the next 12 to 24 months, which will fund the repayment of the loan, resulting in the receipt of additional cash. The loans, which are denominated in Euros have not been hedged, to limit our exposure to fluctuation in exchange rates between the Euro and the US Dollar; and; as a result, the amount of U.S. Dollars that will be received on repayment will depend upon exchange rates at the time.

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

         We estimate the distribution requirement with respect to our preferred shares outstanding at September 30, 2007 to be approximately $241 million per year. The annual distribution requirement with respect to our Series N Preferred Shares issued on July 2, 2007 is approximately $12.1 million. We estimate that the annual distribution requirement with respect to the preferred partnership units outstanding at September 30, 2007, to be approximately $21.6 million per year.

         During the nine months ended September 30, 2007, we paid dividends totaling $255,022,000 ($1.50 per common share) to the holders of our common shares. Based upon shares outstanding at November 8, 2007 and a quarterly distribution of $0.50 per share, which was declared by our Board on November 8, 2007 and payable on December 31, 2007, to shareholders of record as of December 14, 2007, we estimate a dividend payment with respect to our common shares of approximately $85 million for the fourth quarter of 2007.

         During each of the nine months ended September 30, 2007 and 2006, we paid cash dividends totaling $16,068,000 to the holders of our Equity Shares, Series A. With respect to the depositary shares representing Equity Shares, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common share or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our common shares either as to dividends or in liquidation. With respect to the Equity Shares, Series A outstanding at September 30, 2007, we estimate the total regular distribution for the fourth quarter of 2007 to be approximately $5.4 million.

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2007, we have budgeted approximately $75,000,000 for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the nine months ended September 30, 2007, we incurred capital improvements of approximately $49,453,000. Capital improvements include major repairs or replacements to the facilities that maintain the facilities' existing operating condition and visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

         DEBT SERVICE REQUIREMENTS: At September 30, 2007, we have total outstanding debt of approximately $1 billion. We do not believe we have any significant refinancing risks with respect to our debt.

         On January 2, 2007, we retired approximately $429 million of debt assumed from Shurgard that was secured by substantially all of our wholly-owned facilities in Europe.

         Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2007, we have domestic mortgage debt outstanding of $233 million, which encumbers 86 self-storage facilities with an aggregate net book value of approximately $599 million. In Europe, mortgage debt at September 30, 2007 totaled $353 million and encumbers 64 facilities, owned by consolidated joint ventures (we have a 20% interest in each joint venture), with an aggregate net book value of approximately $482 million at September 30, 2007.

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

         At September 30, 2007, we have a development "pipeline" of 39 projects in the U.S. and 16 projects in Europe, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At September 30, 2007, we have acquired the land for all of the U.S projects and nine of the projects in Europe.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $191.1 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY
AS OF SEPTEMBER 30, 2007                                              Total
                                             Number      Net       estimated      Costs incurred
                                               of      rentable     development         through         Costs to
                                            projects   sq. ft.       costs            09/30/07         complete
                                           ---------  ---------- -------------    ---------------  --------------
                                                           (Amounts in thousands, except number of projects)

    U.S. under construction                    16          751   $      65,195    $      37,820    $      27,375
    U.S. in development, land acquired         23          960          85,262            5,759           79,503
    European projects in construction           9          495          96,131           57,967           38,164
    European projects under development         7          298          48,131            2,111           46,020
                                           ---------  ---------- -------------    ---------------  --------------
   Total Development Pipeline                  55        2,504   $     294,719    $     103,657    $     191,062
                                           =========  ========== =============    ===============  ==============


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

         CONTRACTUAL OBLIGATIONS: Our significant contractual obligations at September 30, 2007 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                   Total        2007          2008        2009         2010         2011       Thereafter
                                 -----------  ----------  ------------  ----------- -----------  -----------  -------------
Long-term debt (1) ............  $1,163,719   $  12,114    $  243,951    $ 214,326   $ 48,137     $  250,909    $  394,282

Capital leases (2).............      43,245         193           767          782        726          1,408        39,369

Operating leases (3)...........     270,647       7,318        19,257       15,817     12,083         10,774       205,398

Construction commitments (4)...      65,539      53,260        12,279            -          -              -             -
                                 -----------  ----------  ------------  ----------- -----------  -----------  -------------
Total..........................  $1,543,150   $  72,885    $  276,254    $ 230,925   $ 60,946     $  263,091    $  639,049
                                 ===========  ==========  ============  =========== ===========  ===========  =============

(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

(2) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the merger with Shurgard.

(3) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(4)  Includes   obligations  for  facilities  currently  under  construction  at
     September 30, 2007 as described above under "Acquisition and Development of Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the United States from third parties (the "Acquisition Joint Venture"). As described more fully in Note 8 to our September 30, 2007 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At September 30, 2007, our Debt to Joint Venture Partner was $37,395,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

         OFF-BALANCE  SHEET  ARRANGEMENTS:  At  September  30,  2007  we  had no
material   off-balance  sheet  arrangements  as  defined  under  Regulation  S-K
303(a)(4) and the instructions thereto.

         STOCK REPURCHASE PROGRAM: Our Board has authorized the repurchase from time to time of up to 25,000,000 shares of our common stock on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. During 2006 or 2007 (through November 8,
2007), we did not repurchase any shares. From the inception of the repurchase program through September 30, 2007, we have repurchased a total of 22,201,720 common shares at an aggregate cost of approximately $567.2 million.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares or preferred shares. At September 30, 2007, our debt as a percentage of total shareholders' equity (based on book values) was 11.9%.

         Our preferred shares are not redeemable at the option of the holders. Our Series V shares are currently redeemable. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company prior to the following dates: Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - September 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011, Series L - October 20, 2011, Series M - January 9, 2012 and Series N - July 2, 2012. On or after the respective dates, each of the series of preferred shares will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $1,004,507,000 and none, respectively, at September 30, 2007.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. The aggregate book value of such real estate and intangibles was approximately $1.7 billion at September 30, 2007. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our equity investment in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

         The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year (based on relevant LIBOR of 5.12% and a EURIBOR of 4.41% at September 30, 2007 and the applicable forward curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2007 (dollar amounts in thousands).


                            2007       2008        2009          2010        2011     Thereafter      Total     Fair Value
                         ----------  ---------  ----------   -----------   --------   -----------  -----------  ------------
Fixed rate debt........  $   2,154   $ 23,961   $   12,365   $   14,457    $228,197   $ 363,598    $  644,732   $ 644,732
Average interest rate..      6.52%      6.37%        6.01%        6.10%       5.83%       5.79%
----------------------------------------------------------------------------------------------------------------------------

Variable rate debt (1).  $      -    $     -    $       -    $       -     $     -    $      -     $        -   $       -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------
Variable rate EURIBOR
  debt (2).............  $    856    $184,256   $ 167,569    $       -     $     -    $      -     $  352,681   $ 352,681
Average interest rate..      6.11%      6.11%       6.11%
----------------------------------------------------------------------------------------------------------------------------
Interest rate swaps
Swap on EURIBOR........  $      -    $    933   $  2,175     $       -     $     -    $      -     $    3,108   $   3,108



(1)  Amounts include borrowings under our line of credit, which expires in 2012.

(2) First Shurgard and Second Shurgard have senior credit agreements denominated in euros to borrow, in aggregate, up to (euro)271 million ($386.5 million as of September 30, 2007). As of September 30, 2007, the available amount under those credit facilities was in aggregate (euro)22.5 million ($32.1 million).

         At September 30, 2007, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:

                                    2007        2008        2009        2010        2011     Thereafter
                                  ----------  ----------  ---------   ---------  ---------  -----------
Notional amounts (in millions)... $    248.0  $   122.0   $     -     $     -    $    -     $      -
Weighted average interest rate...      3.75%      3.72%         -           -         -            -



         Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at September 30, 2007, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by $2.5 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by $2.6 million.

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

 ITEM 1A.  RISK FACTORS

         As of September 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage, Inc. Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 12, 1998, our Board authorized the repurchase from time to time of up to 10,000,000 common shares on the open market or in privately negotiated transactions. On subsequent dates our Board increased the repurchase authorization, the last being April 13, 2001, when our Board increased the repurchase authorization to 25,000,000 shares. The Company has repurchased a total of 22,201,720 common shares under this authorization. The Company did not repurchase any common shares during the nine months ended September 30, 2007.

ITEM 6.    EXHIBITS

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

                                     DATED:     November 9, 2007

                                     PUBLIC STORAGE

                                     By:  /s/  John Reyes
                                          -------------------------------------
                                          John Reyes
                                          Senior Vice President and Chief
                                          Financial Officer(Principal financial
                                          officer and duly authorized officer)

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

3.5 Articles Supplementary for Public Storage 7.500% Cumulative Preferred Shares, Series V. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein. R

3.6 Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein. R

3.7 Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares , Series X. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

3.11 Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein. R

3.12 Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.13 Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.14 Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein. R

3.15 Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.


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

10.24* Public Storage,  Inc. 2001 Stock Option and Incentive Plan ("2001 Plan").
       Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.25* Form of 2001 Plan Non-qualified Stock Option Agreement.  Filed with PSI's
       Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.26* Form of 2001 Plan  Restricted  Share  Unit  Agreement.  Filed  with PSI's
       Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.27* Form of 2001 Plan Non-Qualified  Outside Director Stock Option Agreement.
       Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

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

10.30* Form  of  2007  Plan  Restricted   Stock  Unit   Agreement.   Filed  with
       Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.31* Form of  2007  Plan  Stock  Option  Agreement.  Filed  with  Registrant's
       Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.32 Form of Stock Purchase Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

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