Form 10-K
period 2007-12-31
Public Storage
filed 2008-02-29
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                  For the fiscal year ended December 31, 2007.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ---------- to -------------.

                        Commission File Number: 001-33519

                                 PUBLIC STORAGE
             (Exact name of Registrant as specified in its charter)

          Maryland                                         95-3551121
     -------------------                              ---------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
  or organization)                                    Identification Number)

               701 Western Avenue, Glendale, California 91201-2349
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (818) 244-8080


              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                                                                         Name of each exchange
                         Title of each class                                              on which registered
--------------------------------------------------------------------------------       -------------------------
Depositary Shares Each Representing 1/1,000 of a 7.500% Cumulative Preferred
     Share, Series V $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred
     Share, Series W $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred
     Share, Series X $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.250% Cumulative Preferred
     Share, Series Z $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.125% Cumulative Preferred
     Share, Series A $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.125% Cumulative Preferred
     Share, Series B $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.600% Cumulative Preferred
     Share, Series C $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.180% Cumulative Preferred
     Share, Series D $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred
     Share, Series E $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred
     Share, Series F $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred
     Share, Series G $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.950% Cumulative Preferred
     Share, Series H $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred
     Share, Series I $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred
     Share, Series K $.01 par value.............................................         New York Stock Exchange



Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred
     Share, Series L $.01 par value.............................................         New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.625% Cumulative Preferred             New York Stock Exchange
     Share, Series M $.01 par value.............................................
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred             New York Stock Exchange
     Share, Series N $.01 par value.............................................

Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 par
     value......................................................................         New York Stock Exchange
Common Shares, $.10 par value...................................................         New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [X] Accelerated Filer [ ] Non-accelerated Filer [ ]
                          Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2007:

Common Shares, $0.10 Par Value - $9,489,916,000 (computed on the basis of $76.82 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2007.

Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 Par Value - $193,447,000 (computed on the basis of $26.01 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange on June 30, 2007.

As of February 27, 2008, the number of outstanding Common Shares, $.10 par value, was 170,599,924 shares and the number of outstanding Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 par value, was 8,744,193 (representing 8,744.193 Equity Shares, Series A)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS
        --------

FORWARD LOOKING STATEMENTS
--------------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

     Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC"). These risks include, among others, the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the national and local economies in the markets in which we operate;

     o the risk that Public Storage may for any reason be unable to finalize negotiations and completion of a possible transaction involving Shurgard Europe;

     o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

     o    difficulties  in  our  ability  to  successfully  evaluate,   finance,
          integrate into our existing operations and manage acquired and developed properties;

     o    risks related to our participation in joint ventures;

     o risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations that could adversely affect our earnings and cash flows;

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing real estate investment trusts ("REITs");

     o risks associated with a possible failure by us to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

     o    disruptions or shutdowns of our automated processes and systems;

     o    difficulties in raising capital at a reasonable cost;

     o    delays in the development process; and

     o    economic uncertainty due to the impact of war or terrorism.

     The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K and other information filed from time to time with the SEC Commission for additional information.

GENERAL
-------

     Public Storage was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). We are a fully integrated, self-administered and self-managed REIT whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the United States ("U.S."), and we have an interest in what we believe is the largest owner and operator of self-storage facilities in Europe. We significantly increased the scope and scale of our operations on August 22, 2006, when we merged with Shurgard Storage Centers, Inc. ("Shurgard" and the merger referred to as the "Shurgard Merger"), a REIT which had an interest in 487 self-storage facilities located in the U.S. and an interest in the self-storage business in seven Western European countries.

     At December 31, 2007, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states within the U.S. operating under the "Public Storage" name containing approximately 126 million net rentable square feet of space, and 174 self-storage facilities located in seven Western European countries which operate under the "Shurgard Storage Centers" name containing approximately nine million net rentable square feet of space. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. operated under the "PS Business Parks" and Public Storage brands.

     We currently operate within three reportable segments: (i) Domestic self-storage operations, (ii) European self-storage operations and (iii) domestic ancillary operations. These segments are organized generally based upon their operating characteristics. The Domestic self-storage segment comprises the direct ownership, development, and operation of traditional self-storage facilities in the U.S., and the ownership of equity interests in entities that own self-storage properties in the U.S. The European self-storage segment comprises the direct or indirect ownership, development, and operation of self-storage facilities in Europe that we acquired in the Shurgard Merger. The domestic ancillary operations segment includes the following sources of operating income: (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties, (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and facilities owned by entities in which we have an interest, but are not consolidated. The vast majority of the commercial property operations are conducted through PS Business Parks, Inc. ("PSB"), and to a much lesser extent the Company and certain of its unconsolidated subsidiaries which own commercial space. We have a 45% ownership interest in PSB, which, as of December 31, 2007, owned and operated commercial properties containing approximately 19.6 million net rentable square feet of commercial space. PSB is a publicly traded REIT whose common stock trades on the American Stock Exchange under the symbol "PSB."

     For all taxable years subsequent to 1980, we qualified and intend to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state taxes on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. To the extent that we continue to qualify as a REIT, we will not be subject to tax, with certain limited exceptions, on the taxable income that is distributed to our shareholders.

     We have reported annually to the SEC on Form 10-K, which includes financial statements certified by independent public accountants. We have also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings. We expect to continue such reporting.

     Our website is www.publicstorage.com, and we make available free of charge on our website our Annual Report on Forms 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

MANAGEMENT
----------

     Ronald L. Havner, Jr. (50) has been Vice Chairman, Chief Executive Officer and a trustee of the Company since November 7, 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and has held a variety of positions, including Chairman of the Board of Directors for the Company's affiliate, PSB.

     B. Wayne Hughes (74) is Chairman of the Board of Trustees, a position he has held since 1991. Mr. Hughes founded the Public Storage organization in 1972.

     Our executive management team and their years of experience with the Company are as follows: John Reyes (47), Senior Vice President - Chief Financial Officer, 17 years; John S. Baumann (47), Senior Vice President - Chief Legal
Officer, four years; John E. Graul (56), Senior Vice President and President, Self-Storage Operations, four years; Candace N. Krol (46), Senior Vice President of Human Resources, two years and David F. Doll (49), Senior Vice President and President, Real Estate Group, three years.

     Our senior management has a significant ownership position in the Company with executive officers, trustees and their families, including the Hughes Family, owning approximately 43.5 million shares or 25.5% of the common shares as of February 28, 2008.

INVESTMENT OBJECTIVE
--------------------

     Our primary objective is to increase the intrinsic value of the Company through internal growth (by increasing net income, funds from operations and cash available for distribution) and acquisitions of additional real estate investments and development of real estate facilities. We believe that our access to capital, geographic diversification and operating efficiencies resulting from our size will enhance our ability to achieve this objective.

COMPETITION
-----------

     Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities. Development of new self-storage facilities has intensified the competition among storage operators in many market areas in which we operate.

     In seeking investments, we compete with a wide variety of institutions and other investors. The increase in the amount of funds available for real estate investments has increased competition for ownership interests in facilities and may reduce yields on acquisitions.

     We believe that the significant operating and financial experience of our management team, combined with the Company's conservative capital structure, national investment scope, geographic diversity, economies of scale and the "Public Storage" brand name, should enable us to compete effectively with other entities.

     The self-storage industry remains fragmented in the U.S. We believe that we own approximately 8% of the aggregate self-storage square footage in the U.S., and that the five largest self-storage operators in the U.S. own only 17% of the aggregate self-storage space in the U.S., with the remaining 83% owned by numerous private regional and local operators. We believe that this market fragmentation enhances the advantage of our economies of scale relative to our other operators, and could result in potential growth in our platform through acquisitions over the long term. We think that we are well positioned to capitalize on this potential due to our demonstrated access to capital and national presence.

     The self-storage industry in Europe is relatively new as compared to the U.S, with customer awareness of the product lower than in the U.S. We believe there are approximately 1,090 self-storage facilities throughout Europe, as compared to approximately 40,000 self-storage facilities throughout the U.S. See also "Capitalize on the Potential for Growth in Europe" below. While competition is increasing, we believe that we are the largest self-storage operator in Western Europe at December 31, 2007.

BUSINESS ATTRIBUTES
-------------------

     We believe that we possess several primary business attributes that permit us to compete effectively:

     CENTRALIZED INFORMATION NETWORKS: Our facilities in the U.S. and Europe are part of comprehensive centralized reporting and information networks which enable our U.S. and European management teams to identify changing market conditions and operating trends as well as analyze customer data, and quickly change our properties' pricing and promotional mix on an automated basis.

     NATIONAL TELEPHONE RESERVATION CENTER: In the U.S., we operate a centralized telephone reservation system, which provides added customer service and helps to maximize utilization of available self-storage space. Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the centralized telephone reservation system enhances our ability to market storage space in the United States relative to handling these calls at individual properties, because it allows us to more effectively offer all spaces at all facilities in the vicinity of a customer and we can provide higher-quality selling efforts through dedicated sales specialists trained in a central location. We also provide customers the opportunity to review space availability and make reservations online through our website, www.publicstorage.com.

     ECONOMIES OF SCALE: We are the largest provider of self-storage space in the U.S. and Europe. As of December 31, 2007, we operated 2,186 storage facilities in which we had an interest and managed 31 self-storage facilities for third parties. These facilities are in markets within 38 states in the U.S. and seven Western European countries. At December 31, 2007, we had over 1,095,000 self-storage spaces rented. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues, through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures. We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

     BRAND NAME RECOGNITION: Our operations in the U.S. are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry in the U.S. Our storage operations within the U.S. are conducted in 38 states, giving us national recognition and prominence. Our facilities tend to be in highly visible and heavily populated areas, improving the local awareness of our brand. Customer awareness of self-storage in Europe is emerging. All of our facilities in Europe are operating under the "Shurgard Storage Centers" brand name. We believe we are the single largest self-storage operator in Western Europe as of December 31, 2007.

     MAJOR MARKET CONCENTRATION IN THE U.S.: We focus our operations in the major markets in the U.S., which we believe enhances our marketing efficiency. We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators. We are also able to purchase and bid aggressively for multiple-keyword advertising on national Internet search engines. In addition, we are able to market efficiently using television as a media source. We believe that our competitors cannot use television advertising, because their limited concentration of facilities does not provide a sufficient potential customer base to offset the high cost of television advertising.

     In addition, we believe that in recent years, zoning requirements in some of the major metropolitan markets in which we operate in the U.S. have increased, resulting in more barriers to new competition. While this has limited our new development opportunities, it has minimized supply increases and competition with certain of our properties.

     RETAIL OPERATIONS: Through a taxable REIT subsidiary, we sell retail items associated with the storage business and rent trucks at our self-storage facilities in order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers.

     Each of our self-storage locations' rental offices sell locks, boxes, and packing materials, while certain of the facilities in the U.S. also rent trucks primarily to storage customers or operate as an agent of long-distance truck rental companies. These rental offices which conduct these activities include, in some cases, larger retail-oriented locations.

     TENANT INSURANCE PROGRAM: Through taxable REIT subsidiaries, we reinsure policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. These subsidiaries receive the premiums and bear the risks associated with the re-insurance. We believe that our tenant insurance operations further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company.

GROWTH AND INVESTMENT STRATEGIES
--------------------------------

     Our growth strategies consist of: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring properties that are owned or operated by others in the U.S., (iii) expanding and repackaging existing U.S. real estate facilities, (iv) participating in the growth of commercial facilities owned primarily by PSB and (v) capitalizing on the potential growth in the European market. These strategies are described as follows:

     IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: We seek to increase the net cash flow generated by our existing self-storage properties by
a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels. We believe that our property management personnel and systems, combined with the national telephone reservation system and media advertising programs will continue to enhance our ability to meet these goals.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS IN THE U.S.: We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. Data on the rental rates and occupancy levels of our existing facilities, which are often located in proximity to potential acquisition candidates, provide us an advantage in evaluating the potential of acquisition opportunities.

     EXPAND AND REPACKAGE EXISTING REAL ESTATE FACILITIES: We have a substantial number of facilities in the U.S. that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Population densities and other such conditions may have changed since then, providing opportunities to expand and further invest into our existing self-storage locations, either by improving the quality of the existing units by adding amenities such as climate control, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. At December 31, 2007, we have identified 27 such projects to expand or repackage our existing facilities in the U.S., for an aggregate cost of approximately $106.9 million, which will add an aggregate of approximately 1,105,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

     In recent years, our rate of development of new self-storage facilities in the U.S. has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. We will continue to seek favorable sites and markets for development, based upon current market conditions. In the short-term we do not expect any significant investment in new development locations in the U.S.

     PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: At December 31, 2007, we had a 45% common equity interest in PSB and its operating partnership which, consisted of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2007, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space located in the U.S. located in eight states.

     CAPITALIZE ON THE POTENTIAL FOR GROWTH IN EUROPE: Our European operations are conducted through Shurgard Self-Storage SCA, a Belgian company referred to hereinafter as "Shurgard Europe".

     The self-storage market in Europe is relatively new, making it difficult to obtain reliable statistics regarding competition throughout Europe. We track and maintain information regarding customers and competitors in the markets in which we operate, and in markets where we are considering expansion.

     According to the most recent data provided by the Federation of European Self-Storage Associations ("FEDESSA"), the self-storage market in Europe (defined as Belgium, Czech Republic, Denmark, Finland, France, Germany, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom) consisted of approximately 1,090 stores as of March 2007, approximately 600 of which are located in the United Kingdom. We believe, however, that because of the number of new entrants into the market, FEDESSA may understate the total number of stores in many markets even as of the date reported. Less fragmented than the U.S. market, the European self-storage market is dominated by a handful of larger players and a few midsized operators, with the remainder of the market consisting of smaller operators. The top five operators of stores in Europe, of which we believe we are the largest, collectively have approximately 45% of the aggregate market share for self-storage space, based on net rentable square footage, as of March 2007. Because of the number of new entrants into the market and difficulties in collecting data, the information presented by FEDESSA at any time may understate the total number of stores in many markets. However, we believe the information presented by FEDESSA is the best available measure of market size and competition.

     Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive option as product knowledge and availability grows. Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies. The service provided by moving companies is typically full service, prevents direct access by customers and may involve security issues for the users because they have less control over their goods in storage. In addition, most of these moving companies require advance notice to retrieve goods and charge handling fees and minimum monthly fees, making the cost of smaller storage requirements costly.

     As a result of this low density of self-storage in Europe relative to population as compared to the U.S., we believe that there is significant growth potential in Europe, even if the density of self-storage in Europe does not ultimately approach the levels in the U.S. Capitalizing on this opportunity will require a significant amount of capital to develop new self-storage facilities in what could be a process extending through a few decades in time frame, similar to the trajectory of the U.S. self-storage industry since its inception in the mid 1960's.

     Notwithstanding the potential of this opportunity, we believe that it is not appropriate to invest significant amounts of our existing U.S. based capital into Europe, because of a) the lack of tax efficiency of operating in various tax jurisdictions, many of which subject these operations to income tax as well as certain taxes upon repatriation of funds to the U.S., b) constraints on ownership or operations required in order to satisfy the statutory requirements of being a U.S. REIT, as well as c) the differing risk/return profile of such investments in European self-storage operations relative to the expectations of our existing investor base. Accordingly, we believe that separate sources of capital obtained through a separate public European-based entity, best positions our European operations for long-term growth. We attempted a share offering in Europe in mid-2007 in order to establish such a public entity; however, the offering was abandoned because market conditions were and continue to be unfavorable.

     In January 2008, we announced that we reached an agreement in principle for a prospective investor to acquire a 51% ownership interest in Shurgard Europe in a private transaction at a price generally consistent with the previously disclosed proceeds we expected to receive for our equity interest in last year's terminated European share offering. No binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that a transaction will be completed. We estimate the completion of the transaction at the end of the first quarter of 2008 assuming a binding agreement is signed and the conditions related to the transaction are satisfied.

     Concurrent with the completion of the proposed transaction, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See Note 19 to our December 31, 2007 financial statements for further information regarding the proposed transaction involving Shurgard Europe.

     While we intend to reduce our exposure to Europe for the aforementioned reasons, we intend to continue to hold a significant minority position in Shurgard Europe in order to participate in this entity's growth.

     POLICIES WITH RESPECT TO INVESTING ACTIVITIES: Following are our policies with respect to certain other investing strategies, each of which may be entered into without a vote of shareholders:

     o MAKING LOANS TO OTHER ENTITIES: We have made loans in connection with the sale of properties, have made short-term loans to PSB and Shurgard Europe in the last three years and may make loans to third parties as part of our investment objectives. However, we do not expect such items to be a significant part of our long-term investing activities.

     o INVESTING IN THE SECURITIES OF OTHER ISSUERS FOR THE PURPOSE OF EXERCISING CONTROL: While we have not engaged in this activity in the last three years, we may engage in these activities in the future as a component of our real estate acquisition strategy. We also own partnership interests in various consolidated and unconsolidated partnerships. See "Investments in Real Estate and Real Estate Entities."

     o UNDERWRITING SECURITIES OF OTHER ISSUERS: We have not engaged in this activity in the last three years, and do not intend to in the future.

     o SHORT-TERM INVESTING: We have not engaged in investments in real estate or real estate entities on a short-term basis in the last three years. Instead, historically, we have acquired real estate assets and held them for an extended period of time. We do not anticipate any such short-term investments.

     o REPURCHASING OR REACQUIRING OUR COMMON SHARES OR OTHER SECURITIES: Our Board of Trustees has authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. Cumulatively through February 28, 2008, we repurchased a total of 23,721,916 of our common shares under this authorization. Cumulatively through February 28, 2008, we have called for redemption or repurchased $2.3 billion of our senior preferred shares and $165 million of our preferred partnership units for cash, representing a refinancing of these securities into lower-coupon preferred securities. Any future repurchases of our common shares will depend primarily upon the attractiveness of repurchases compared to our other investment alternatives. Future redemptions or repurchases of our preferred securities, which will become available for redemption or repurchase on their respective call dates, will be largely dependent upon the spread between market dividend rates for the newly issued preferred securities and the dividend rates of our existing preferred securities.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

     OVERVIEW OF FINANCING STRATEGY: Over the past three years we have funded substantially all the cash portion of our acquisition and development activities with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intention is to continue to finance substantially all our growth with permanent capital.

     BORROWINGS: We have in the past used our $300 million revolving line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. Our debt outstanding currently represents debt that was assumed either in connection with property acquisitions or in connection with the Shurgard Merger. When we have assumed such debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it not economically advantageous to prepay. While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in our Bylaws described in "Limitations on Borrowings" below.

     At December 31, 2007, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the standby letters of credit, totaling $20.4 million.

     ISSUANCE OF SENIOR SECURITIES: We have in the last three years issued, and expect to continue to issue, additional series of preferred shares that are senior to our Common Shares and Equity Shares. At December 31, 2007, we had approximately $3.5 billion (liquidation preference) of preferred shares outstanding. The preferred shares, which were issued in series, have general preference rights with respect to liquidation and quarterly distributions. We intend to continue to issue preferred securities without a vote of our common shareholders.

     ISSUANCE OF SECURITIES IN EXCHANGE FOR PROPERTY: We have issued both our common and preferred securities in exchange for real estate and other investments in the last three years, most notably the issuance of 38,913,187 common shares in connection with the Shurgard Merger in 2006. Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

     JOINT VENTURE FINANCING: We have historically formed and may form additional joint ventures to facilitate the funding of future developments or acquisitions. Through the Shurgard Merger in 2006, we acquired an interest in two joint venture entities: First Shurgard SPRL ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004.

     In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125.0 million of existing self-storage properties in the U.S. from third parties (the "Acquisition Joint Venture"). The venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. For a six-month period beginning 54 months after formation, we have the right to acquire our joint venture partner's interest based upon the market value of the properties. If we do not exercise our option, our joint venture partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our joint venture partner fails to exercise its option, the partnership will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. As of December 31, 2007, the Acquisition Joint Venture owned interests in a total of 12 self-storage facilities. See Note 8 to our consolidated financial statements at December 31, 2007 for further discussion of the accounting for the Acquisition Joint Venture. We do not expect the Acquisition Joint Venture to acquire any additional facilities.

     In addition, as previously disclosed, we reached an agreement in principle for a prospective investor to acquire a 51% interest in Shurgard Europe in a private transaction at a price generally consistent with the previously disclosed proceeds Public Storage expected to receive for its equity interest in last year's terminated European share offering. No binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that the transaction will be completed. We estimate completion of the transaction at the end of the first quarter of 2008 assuming a binding agreement is signed and the conditions related to the transaction are satisfied.

     Concurrent with the completion of the proposed transaction, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See Note 19 to our December 31, 2007 financial statements for further information regarding the proposed transaction involving Shurgard Europe.

     DISPOSITION OF PROPERTIES: We historically have disposed of self-storage facilities only because of condemnation proceedings, which compel us to sell. We do not presently intend to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

INVESTMENTS IN REAL ESTATE AND REAL ESTATE ENTITIES
---------------------------------------------------

     INVESTMENT   POLICIES  AND  PRACTICES  WITH  RESPECT  TO  OUR  INVESTMENTS:
Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our board of trustees without a shareholder vote:

     o Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, "Properties"), as well as partial interests in entities that own self-storage properties, which are primarily located in the U.S.

     o    Our investments are acquired both for income and for capital gain.

     o Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the "Public Storage" brand name and to a lesser extent, storage facilities managed in Europe under the "Shurgard Storage Centers" brand name.

     o    Additional   acquired   interests  in  real  estate  (other  than  the
          acquisition properties from third parties) will include common equity interests in entities in which we already have an interest.

     o    To  a  lesser  extent,  we  have  interests  in  existing   commercial
          properties (described in Item 2, "Properties"), containing commercial and industrial rental space, primarily through our investment in PSB.

     The following table outlines our ownership interest in self-storage facilities in the U.S. at December 31, 2007:


                                                                                Net Rentable Square
                                                                                    Footage of
                                                Number of Self-Storage          Self-Storage Space
                                                     Facilities                   (in thousands)
                                                ----------------------          -------------------
Consolidated self-storage facilities:
   Wholly-owned by the Company...............          1,504                            96,454
   Owned by consolidated entities............            480                            28,374
                                                   ------------                     -----------
                                                       1,984                           124,828
                                                   ------------                     -----------
 Facilities owned by unconsolidated entities.             28                             1,646
 Total self-storage facilities in which the        ------------                     -----------
   Company has an ownership interest.........          2,012                           126,474
                                                   ============                     ===========

     The following table outlines our ownership interest in self-storage facilities in Europe at December 31, 2007:


                                                                                Net Rentable Square
                                                                                    Footage of
                                                Number of Self-Storage          Self-Storage Space
                                                   Facilities                      (in thousands)
                                                ----------------------          -------------------

Consolidated self-storage facilities:
   Wholly-owned by the Company...............            104                             5,664
   Owned by consolidated entities............             70                             3,451
 Total self-storage facilities in which the          -----------                    -----------
   Company has an ownership interest.........            174                             9,115
                                                     ===========                    ===========


     In addition to our interest in self-storage facilities noted above, we consolidate 1,455,000 net rentable square feet of commercial space we have an interest in which is primarily located adjacent to certain of our self-storage facilities. We also have a 45% common interest in PSB, which at December 31, 2007 owned and operated approximately 19.6 million net rentable square feet of commercial space.

FACILITIES OWNED BY CONSOLIDATED ENTITIES
-----------------------------------------

     In addition to our direct ownership of 1,504 self-storage facilities in the U.S. and 104 self-storage facilities in Europe at December 31, 2007, we consolidate 45 entities that in aggregate own 480 self-storage facilities in the U.S. and 70 self-storage facilities in Europe. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

     Through the Shurgard Merger in 2006, we acquired two joint venture entities: First Shurgard and Second Shurgard. These joint ventures were expected to develop or acquire up to approximately 75 self-storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each Variable Interest Entities, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements since the acquisition of Shurgard. See Notes 2 and 10 to our consolidated financial statements included elsewhere in this report for further discussion of the joint ventures acquired in the merger with Shurgard.

     On September 5, 2006, we informed our joint venture partner in both First Shurgard and Second Shurgard of our intention to purchase its interest in both First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. Our joint venture partner currently contests whether we have the right to purchase its interest under this procedure and, accordingly, it is uncertain as to whether we will acquire its interest pursuant to these provisions. On January 17, 2007, we filed an arbitration request to compel arbitration of the matter. The arbitration proceedings are currently scheduled to begin on June 30, 2008.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

     At December 31, 2007, we had ownership interests in PSB and certain limited partnerships (collectively the "Unconsolidated Entities") owning an aggregate of 28 self-storage facilities. We do not have a controlling interest in these entities, and as a result we do not consolidate the accounts of these entities for financial reporting purposes and we account for such investments using the equity method. PSB, which files financial statements with the SEC, has debt and other obligations that are not included in our consolidated financial statements. The limited partnerships owning the 28 self-storage facilities have no significant amounts of debt or other obligations. See Note 5 to our consolidated financial statements for the year ended December 31, 2007 for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Entities.

     The following chart sets forth, as of December 31, 2007, the entities in which we have a controlling interest and the entities in which we have a minority interest:


--------------------------------------------------------------------------------
 Subsidiaries (Consolidated Entities)            Entities in which we have
         of the Company                             a Minority Interest (Unconsolidated Entities)
--------------------------------------------------------------------------------
Capital Hill Partners, A Limited Partnership            Public Storage Alameda, Ltd.  (5)
Carson Storage Partners, Ltd.                           Public Storage Glendale Freeway, Ltd. (10)
Carson Storage Ventures                                 Metropublic Storage Fund (11)
Connecticut Storage Fund                                PS Business Parks, Inc.  (12)
Del Amo Storage Partners, Ltd.                          Public Storage Crescent Fund, Ltd. (13)
Downey Storage Partners, Ltd.  (1)                      PSAF Acquisition Partners, Ltd.
Huntington Beach Storage Partners, Ltd.                 Shurgard-Freeman Franklin/Rivergate JV
Monterey Park Properties, Ltd.  (2)                     Shurgard-Freeman Hermitage JV
PS Orangeco Partnerships, Inc.                          Shurgard-Freeman Hickory Hollow JV
PS Partners, Ltd.                                       Shurgard-Freeman Medical Center JV
PS Partners VIII, Ltd.                                  Shurgard-Freeman Stones River JV
PS Texas Holdings, II, Ltd.
Public Storage Properties IV, Ltd. (3)
Public Storage Properties V, Ltd. (4)
PSA Institutional Partners, L.P.
PS HKBF, LLC
Public Storage Euro Fund III, Ltd. (5)
Public Storage Euro Fund IV, Ltd. (5)
Public Storage Euro Fund V, Ltd. (5)
Public Storage Euro Fund VI, Ltd. (5)
Public Storage Euro Fund VII, Ltd. (5)
Public Storage Euro Fund VIII, Ltd. (5)
Public Storage Euro Fund IX, Ltd. (5)
Public Storage Euro Fund X, Ltd. (5)
Public Storage Euro Fund XI, Ltd. (5)
Public Storage Euro Fund XII, Ltd. (5)
Public Storage Euro Fund XIII, Ltd. (5)
Public Storage German Fund II, Ltd. (5)
Public Storage Institutional Fund
Public Storage Institutional Fund III
Public Storage Partners, Ltd. (6)
Public Storage Partners II, Ltd. (7)
Public Storage Properties, Ltd. (8)
Secure Mini-Storage
Shurgard/Canyon Park Self Storage, Ltd.
Shurgard Resco LLC
Shurgard Resco II, LLC
Shurgard Resco III, LLC
Shurgard TRC Self Storage Development LLC
STOR-Re Mutual Insurance Company, Inc.
Storage Trust Properties, L.P.
Van Nuys Storage Partners, Ltd.  (9)
Whittier Storage Partners, Ltd.
First Shurgard SPRL
Second Shurgard SPRL



     (1) B. Wayne Hughes owns approximately 2.8% of the limited partnership interest of this entity.
     (2) B. Wayne Hughes owns approximately 4.4% of the limited partnership interest of this entity.
     (3) The Hughes Family owns 20% of the general partner interests and 15.5% of the limited partnership interests of this entity.
     (4) The Hughes Family owns 20% of the general partner interests and 11.4% of the limited partnership interests of this entity.
     (5) B. Wayne Hughes owns approximately 20% of the general partner interest of these entities.

     (6) The Hughes Family owns approximately 24.3% of the limited partnership interest of this entity.
     (7) The Hughes Family owns approximately 11.9% of the limited partnership interest of this entity.
     (8) The Hughes Family owns 20% of the general partner interests and 30.5% of the limited partnership interests of this entity.
     (9) B. Wayne Hughes owns approximately 17.4% of the limited partnership interest of this entity.
     (10) B. Wayne Hughes is a general partner in this entity and owns a 0.02% equity interest.
     (11) B. Wayne Hughes is a general partner of this entity, and has no economic interest.
     (12) B. Wayne Hughes owns approximately 0.5% of the common shares of PS Business Parks, Inc.
     (13) B. Wayne Hughes owns approximately 17.9% of the general partnership interest of this entity.

PROHIBITED INVESTMENTS AND ACTIVITIES
-------------------------------------

     Our Bylaws prohibit us from purchasing properties in which the Company's officers or trustees have an interest, or from selling properties to such persons, unless the transactions are approved by a majority of the independent trustees and are fair to the Company based on an independent appraisal. This Bylaw provision may be changed with shareholder approval. See "Limitations on Debt" below for other restrictions in the Bylaws.

BORROWINGS
----------

     We have a revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million, with a maturity date of March 27, 2012. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2007). We had no outstanding borrowings on our Credit Agreement at December 31, 2007 or at February 28, 2008.

     The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at December 31, 2007.

     At December 31, 2007, we had (i) $410.9 million of domestic unsecured notes payable, (ii) $236.9 million of domestic mortgage notes secured by facilities in the U.S., (iii) $376.7 million of notes payable secured by facilities located in Europe and (iv) capital lease liabilities totaling $7.3 million.

     The $376.7 million in notes payable secured by facilities located in Europe cannot be prepaid at this time because they are held by two joint ventures that require our joint venture partner's (same partner in each joint venture) consent to prepay. We are currently unwilling to prepay the other notes payable outstanding because of significant prepayment penalties that would be required at this time.

     Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request. Notwithstanding our expectation of receiving the requested one-year extension, if the extension is not granted, we and our joint venture partner are required to contribute our pro-rata share of funds necessary to repay the debt. We believe that our joint venture partner has the intention and ability to contribute their potential 80% share towards repayment of this debt if it is necessary.

     Concurrent with the completion of the proposed transaction for a prospective investor to acquire a 51% interest in Shurgard Europe, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See
Note 19 to our December 31, 2007 financial statements for further information regarding the proposed transaction involving Shurgard Europe.

     Subject to a limitation on unsecured borrowings in our Bylaws (described below), we have broad powers to borrow in support of our objectives. We have incurred in the past, and may incur in the future, both short-term and long-term indebtedness to increase our funds available for investment in real estate, capital expenditures and distributions.

LIMITATIONS ON DEBT
-------------------

     The Bylaws provide that the Board of Trustees shall not authorize or permit the incurrence of any obligation by the Company, which would cause our "Asset Coverage" of our unsecured indebtedness to become less than 300%. Asset Coverage is defined in the Bylaws as the ratio (expressed as a percentage) by which the value of the total assets (as defined in the Bylaws) of the Company less the Company's liabilities (except liabilities for unsecured borrowings) bears to the aggregate amount of all unsecured borrowings of the Company. This Bylaw provision may be changed only upon a shareholder vote.

     Our Bylaws prohibit us from issuing debt securities in a public offering unless our "cash flow" (which for this purpose means net income, exclusive of extraordinary items, plus depreciation) for the most recent 12 months for which financial statements are available, adjusted to give effect to the anticipated use of the proceeds from the proposed sale of debt securities, would be sufficient to pay the interest on such securities. This Bylaw provision may be changed only upon a shareholder vote.

     Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2007, the Debt Ratio was approximately 8.4%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with U.S. generally accepted accounting principles, be reflected on our consolidated balance sheet at the time of determination. "Assets" means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

     Our bank and senior unsecured debt agreements contain various financial covenants, including limitations on the level of indebtedness at less than 55% of gross asset value (as defined) and the prohibition of the payment of dividends upon the occurrence of an event of default (as defined).

EMPLOYEES
---------

     We have approximately 5,700 employees in the U.S. and Europe at December 31, 2007 who render services on behalf of the Company, primarily personnel engaged in property operations. None of our employees in the U.S. are covered by a collective bargaining agreement. Two countries in Europe have employees represented through an internal collective bargaining council. We believe that our relations with our employees are generally amicable.

FEDERAL INCOME TAX
------------------

     We believe that we have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Internal Revenue Code of 1986, but no assurance can be given that we will at all times so qualify. To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the REIT taxable income (including gains from the sale of securities and properties) that we distribute to our shareholders.

     For federal tax purposes, our distributions to our shareholders are treated by the shareholders as ordinary income, capital gains, return of capital or a combination thereof. Ordinary income dividends to our shareholders will not generally be eligible for the lower tax rates that apply to "qualified dividend income."

     Our taxable REIT subsidiaries will be taxed on their taxable income. Additionally, our subsidiaries in Europe are subject to income tax in the various jurisdictions in which they operate. In general, current taxable income in Europe has been offset by net operating loss carryforwards.

INSURANCE
---------

     We believe our properties are adequately insured. Our facilities have historically carried comprehensive insurance, including property, earthquake, general liability and workers compensation, through nationally recognized insurance carriers and through our captive insurance programs (described below). Our captive insurance programs also insure affiliates of the Company.

     For losses incurred prior to April 1, 2004, our captive insurance activities were conducted through STOR-Re Mutual Insurance Company, Inc. ("STOR-Re"), an association captive insurance company owned by the Company, the Consolidated Entities, and the Unconsolidated Entities. For losses incurred after March 31, 2004, these activities are conducted by an entity wholly owned by the Company, PS Insurance Company Hawaii, Ltd. ("PSIC-H").

     The Company, STOR-Re, PSIC-H and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $37 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $75 million for property coverage including earthquake coverage ((euro)25 million for Europe) and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

     Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At December 31, 2007, we had approximately 490,000 reinsured policies throughout our 2,000 self-storage locations in the U.S. representing aggregate coverage of approximately $1.2 billion. Our exposure to tenant insurance losses are minimal with respect to our European operations due to third-party insurance coverage.

ITEM 1A. RISK FACTORS
         ------------

     In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Item 1.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO THE RISKS RELATED TO THE OWNERSHIP AND OPERATION OF REAL ESTATE.

     The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o    lack of demand for rental spaces or units in a locale;

     o    changes in general economic or local conditions;

     o    natural disasters, such as earthquakes and floods;

     o    potential terrorist attacks;

     o changes in supply of or demand for similar or competing facilities in an area;

     o    the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

     o increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

     o    adverse  changes in tax, real estate and zoning laws and  regulations;
          and

     o    tenant and employment-related claims.

     In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 16 under "Insurance and Loss Exposure" to our consolidated financial statements at December 31, 2007.

     THERE IS SIGNIFICANT COMPETITION AMONG SELF-STORAGE FACILITIES AND FROM OTHER STORAGE ALTERNATIVES. Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

     WE MAY INCUR SIGNIFICANT ENVIRONMENTAL COSTS AND LIABILITIES. As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

     We have conducted preliminary environmental assessments of most of our properties (and intend to conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environmental investigations or remedial actions. We have obtained, with respect to recent acquisitions, and intend to obtain with respect to pending or future acquisitions, appropriate purchase price adjustments or indemnifications that we believe are sufficient to cover any related potential liability. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

     There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

     DELAYS IN DEVELOPMENT AND FILL-UP OF OUR PROPERTIES WOULD REDUCE OUR PROFITABILITY. From January 1, 2003, through December 31, 2007, we have opened 34 newly developed self-storage facilities in the U.S. and, since August 22, 2006, 15 newly developed facilities in Europe. In addition, our development "pipeline" in the United States and Europe at December 31, 2007 consist of 43 projects with total estimated costs of $251 million. We anticipate the development of these 43 projects to be completed in the next two years. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed storage space as a result of competition or other factors would also adversely impact our profitability.

     PROPERTY TAXES CAN INCREASE AND CAUSE A DECLINE IN YIELDS ON INVESTMENTS. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact our profitability.

     WE MUST COMPLY WITH THE AMERICANS WITH DISABILITIES ACT AND FIRE AND SAFETY REGULATIONS, WHICH CAN REQUIRE SIGNIFICANT EXPENDITURES. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

     WE INCUR LIABILITY FROM TENANT AND EMPLOYMENT-RELATED CLAIMS. From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

WE GROW OUR BUSINESS PRIMARILY THROUGH ACQUISITIONS OF EXISTING PROPERTIES AND ARE SUBJECT TO RISKS RELATED TO ACQUISITIONS.

     We grow our business in large part through the acquisition of existing properties, including acquisitions of businesses owned by other storage operators. In addition to the general risks related to real estate described above which may also adversely impact operations at acquired properties, we are also subject to the following risks in connection with property acquisitions and the integration of acquired properties into our operations.

     ANY FAILURE BY US TO MANAGE ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS SUCCESSFULLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. As an increasing part of our business, we acquire other self-storage facilities. We also evaluate from time to time other significant transactions. If these facilities are not properly integrated into our system, our financial results may suffer.

     ANY FAILURE TO SUCCESSFULLY INTEGRATE ACQUIRED OPERATIONS WITH OUR EXISTING BUSINESS COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. To fully realize any anticipated benefits from an acquisition, we must successfully complete the combination of the businesses of Public Storage and acquired properties in a manner that permits cost savings to be realized. It is possible that the integration process could result in a decline in occupancy and/or rental rates, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve anticipated benefits, particularly with large acquisitions.

     AS A RESULT OF OUR ACQUISITION OF THE INTERNATIONAL OPERATIONS OF SHURGARD IN EUROPE, WE ARE EXPOSED TO ADDITIONAL RISKS RELATED TO INTERNATIONAL
BUSINESSES. We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, these operations have specific inherent risks, including without limitation the following:

     o currency risks, including currency fluctuations and risks related to foreign currency hedging activities;

     o    unexpected changes in legislative and regulatory requirements;

     o    potentially adverse tax burdens;

     o    burdens   of   complying   with   different   permitting    standards,
          environmental and labor laws and a wide variety of foreign laws;

     o    obstacles to the repatriation of earnings and cash;

     o    regional, national and local political uncertainty;

     o    economic slowdown and/or downturn in foreign markets;

     o    difficulties in staffing and managing international operations;

     o    reduced protection for intellectual property in some countries; and

     o inability to effectively control less than wholly-owned partnerships and joint ventures.

     SOME ACQUIRED PROPERTIES ARE SUBJECT TO PROPERTY TAX REAPPRAISALS WHICH MAY INCREASE OUR PROPERTY TAX EXPENSE. Some of the facilities we acquired in the Shurgard Merger have been, and will continue to be, subject to property tax reappraisal that could increase property tax expense and adversely affect our profitability. Up to 17% of the domestic properties we acquired in the merger are located in jurisdictions that may provide for property tax reappraisal upon a change of ownership and so may face further reassessment.

WE MAY BE UNABLE TO SUCCESSFULLY COMPLETE THE CONTEMPLATED INVESTMENT BY A THIRD PARTY TO ACQUIRE A SIGNIFICANT PORTION OF SHURGARD EUROPE.

     We have announced that we have entered into an agreement in principle for a prospective investor to acquire a 51% interest in Shurgard Europe. However, no binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that the transaction will be completed. We may be unable for any reason to finalize negotiations and completion of a possible transaction involving Shurgard Europe, and there can be no guarantee that any transaction involving the acquisition by a prospective purchaser of an interest in Shurgard Europe will occur.

WE ARE SUBJECT TO RISKS RELATED TO OUR OWNERSHIP OF ASSETS IN JOINT VENTURE STRUCTURES.

     In connection with our 2006 acquisition of Shurgard, we acquired interests in several joint ventures that owned properties. Joint ventures have additional risks, including without limitation, the following:

     o Risks related to the financial strength, common business goals and strategies and cooperation of the venture partner.

     o The inability to take some actions with respect to the joint venture activities that we may believe are favorable, if our joint venture partner does not agree.

     o The risk that we could lose our REIT status based upon actions of the joint ventures if we are unable to effectively control these indirect investments.

     o The risk that we may not control the legal entity that has title to the real estate.

     o The risk that our investments in these entities may not be easily sold or readily accepted as collateral by our lenders, or that lenders may view joint ventured assets as less favorable as collateral.

     o The risk that the joint ventures could take actions that we could not prevent, which could result in negative rating agency impacts to our preferred stock and debt.

     o The risk that we may be constrained from certain activities of our own that we would otherwise deem favorable, due to noncompete clauses in our joint venture arrangements.

     o The risk that we will be unable to resolve disputes with our joint venture partners. We are currently engaged in legal proceedings including arbitration and litigation with certain joint venture partners in the United States and Europe.

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

     At December 31, 2007, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the "Hughes Family") owned approximately 25.3% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares. Consequently, the Hughes family may or could control matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

CERTAIN PROVISIONS OF MARYLAND LAW AND IN OUR DECLARATION OF TRUST AND BYLAWS MAY PREVENT CHANGES IN CONTROL OR OTHERWISE DISCOURAGE TAKEOVER ATTEMPTS BENEFICIAL TO STOCKHOLDERS.

     Maryland law limits certain business combinations and changes of control of the Company unless the Board affirmatively elects not to be covered by the statutory provisions. Currently, the Board has opted out of the statutory limitations of both statutes. However, the Board may in the future elect to be covered under the business combination provisions and the control share acquisitions provisions of Maryland law. The business combination provisions of Maryland law (in the event our Board opts to make them applicable to us), the control share acquisition provisions of Maryland law (if the applicable provision in our bylaws is rescinded), limitations on removal of trustees in our declaration of trust, restrictions on the acquisition of our shares of beneficial interest, the power to issue additional common shares, preferred shares or equity shares and the advance notice provisions of our bylaws could have the effect of delaying, deterring or preventing a transaction or a change in control that might involve a premium price for holders of the common shares or might otherwise be in their best interest. Certain provisions of Maryland law permit our board of trustees, without shareholder approval and regardless of what is provided in our declaration of trust or bylaws, to implement takeover defenses that we may not yet have and to take, or refrain from taking, certain other actions without those decisions being subject to any heightened standard of conduct or standard of review as such decisions may be subject in certain other jurisdictions.

     To preserve our status as a REIT under the Code, our declaration of trust contains limitations on the number and value of shares of beneficial interest that any person may own. These ownership limitations generally limit the ability of a person, other than the Hughes Family (as defined in our declaration of trust) and other than "designated investment entities" (as defined in our declaration of trust), to own more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in each case, in value or number of shares, whichever is more restrictive, unless an exemption is granted by our board of trustees. These limitations could discourage, delay or prevent a transaction involving a change in control of our company not approved by our board of trustees.

IF WE FAILED TO QUALIFY AS A REIT, WE WOULD BE TAXED AS A CORPORATION, WHICH WOULD SUBSTANTIALLY REDUCE FUNDS AVAILABLE FOR PAYMENT OF DIVIDENDS.

     Investors are subject to the risk that we may not qualify as a REIT. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute with respect to each year at least 90% of our REIT taxable income to our shareholders (which may take into account certain dividends paid in the subsequent year). Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of our affiliate, PSB, as a REIT, as a result of our substantial ownership interest in that company.

     For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

     We have also assumed, based on public filings, that Shurgard qualified as a REIT. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard pursuant to the merger).

WE MAY PAY SOME TAXES, REDUCING CASH AVAILABLE FOR SHAREHOLDERS.

     Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, foreign, state and local taxes on our income and property. Since January 1, 2001, certain corporate subsidiaries of the Company (including certain subsidiaries acquired in connection with the Shurgard merger) have elected to be treated as "taxable REIT subsidiaries" of the Company for federal income tax purposes. A taxable REIT subsidiary is taxable as a regular corporation and is limited in its ability to deduct interest payments made to us in excess of a certain amount. In addition, if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we will be subject to a 100% penalty tax on those payments in excess of amounts deemed reasonable between unrelated parties. To the extent that the Company or any taxable REIT subsidiary is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SECURITY SYSTEM RISKS.

     We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

     The Hughes Family has ownership interests in, and operates, 48 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes family or the corporation agrees to sell them. However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

     Prior  to  December  31,  2003,  Company  personnel  were  engaged  in  the supervision and the operation of these properties and provided certain administrative services for the Canadian owners, and certain other services, primarily tax services, with respect to certain other Hughes Family interests. The Hughes Family and the Canadian owners reimbursed us at cost for these services in the amount of $542,499 with respect to the Canadian operations and $151,063 for other services during 2003 (in U.S. dollars). There were conflicts of interest in allocating time of our personnel between Company properties, the Canadian properties, and certain other Hughes Family interests. The sharing of Company personnel with the Canadian entities was substantially eliminated by December 31, 2003.

     Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH. For the years ended December 31, 2007 and 2006, PSICH received $906,000 and $989,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSICH's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

     One of the factors that influence the market price of our common shares and our other securities is the annual rate of distributions that we pay on the securities, as compared with interest rates. An increase in interest rates may lead purchasers of REIT shares to demand higher annual distribution rates, which could adversely affect the market price of our common shares and other securities.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the U.S., the European Community, or their businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

     We are headquartered in, and approximately one-fifth of our properties in the U.S. are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 1B. UNRESOLVED STAFF COMMENTS
-------- -------------------------

     Not applicable.

ITEM 2. PROPERTIES
------- ----------

     At December 31, 2007, we had direct and indirect ownership interests in 2,012 and 174 storage facilities located in 38 states within the U.S. and seven Western European nations, respectively:

                                              At December 31, 2007
                                ------------------------------------------------
                                  Number of Storage     Net Rentable Square
                                    Facilities (a)      Feet (in thousands)
                                -------------------     ------------------------
United States:
California:
     Southern...............                 202                 13,897
     Northern...............                 170                  9,867
Texas.......................                 235                 15,375
Florida.....................                 191                 12,470
Illinois....................                 123                  7,800
Washington..................                  91                  5,998
Georgia.....................                  92                  5,964
North Carolina..............                  69                  4,775
Virginia....................                  78                  4,407
New York....................                  62                  3,967
Colorado....................                  60                  3,810
New Jersey..................                  56                  3,524
Maryland....................                  55                  3,185
Minnesota...................                  44                  2,990
Michigan....................                  43                  2,755
Arizona.....................                  37                  2,259
South Carolina..............                  40                  2,155
Missouri....................                  38                  2,144
Oregon......................                  39                  2,006
Tennessee...................                  33                  1,883
Indiana.....................                  31                  1,880
Pennsylvania................                  28                  1,867
Ohio........................                  30                  1,860
Nevada......................                  22                  1,404
Kansas......................                  22                  1,310
Massachusetts...............                  19                  1,179
Wisconsin...................                  16                  1,030
Other states (12 states)....                  86                  4,713
                                -------------------     ------------------------
     Total - U.S............               2,012                126,474
                                -------------------     ------------------------

Europe:
France......................                  53                  2,776
Netherlands.................                  33                  1,749
Sweden......................                  26                  1,372
Belgium.....................                  21                  1,219
United Kingdom..............                  20                    947
Germany.....................                  11                    550
Denmark.....................                  10                    502
                                -------------------     ------------------------
     Total - Europe.........                 174                  9,115
                                -------------------     ------------------------
     Grand Total............               2,186                135,589
                                ===================     ========================

(a) See Schedule III: Real Estate and Accumulated Depreciation in the Company's 2007 financials, for a complete list of properties consolidated by the Company.

     Our facilities are generally operated to maximize cash flow through the regular review and adjustment of rents charged to our tenants. For the year ended December 31, 2007, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 88% and $12.87, respectively in the U.S. and 84% and $25.77, respectively in Europe. Included in the 2,186 storage facilities are 34 newly developed facilities opened since January 1, 2003.

     At December 31, 2007, 156 of our facilities were encumbered by an aggregate of $614 million in mortgage notes payable.

     We have no specific policy as to the maximum size of any one particular self-storage facility. However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

     DESCRIPTION OF SELF-STORAGE FACILITIES: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Storage facility spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay. All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the "Shurgard Storage Centers" brand name.

     Users of space in self-storage facilities include individuals from virtually all demographic groups, as well as businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Our self-storage facilities generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

     We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months. We believe that these fluctuations result in part from increased moving activity during the summer months.

     Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 38 states in the U.S. and seven Western European nations. Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     Competition from other self-storage facilities as well as other forms of storage in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates, and operating expenses of many of our properties.

     Since our investments are primarily self-storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field. Historically, upon stabilization after an initial fill-up period, our self-storage facility interests have generally shown a high degree of consistency in generating cash flows, despite changing economic conditions. We believe that our self-storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

     COMMERCIAL PROPERTIES: In addition to our interests in 2,186 self-storage facilities, we have an interest in PSB, which, as of December 31, 2007, owns and operates approximately 19.6 million net rentable square feet in eight states. At December 31, 2007, our investment in PSB represents 2.6% of our total assets based upon book value of $273.7 million. The market value of our investment in PSB at December 31, 2007 of approximately $668.6 million represents 6.3% of the book value of our total assets at December 31, 2007 of approximately $10.6 billion. We also directly own 1,455,000 net rentable square feet of commercial space, primarily located at our existing self-storage locations, comprised of small retail locations.

     The commercial properties owned by PSB consist of flex space, office space and industrial space. Flex space is defined as buildings that are configured with a combination of part warehouse space and part office space and can be designed to fit a wide variety of uses. The warehouse component of the flex space has a variety of uses including light manufacturing and assembly, storage and warehousing, showroom, laboratory, distribution and research and development activities. The office component of flex space is complementary to the warehouse component by enabling businesses to accommodate management and production staff in the same facility. PSB also owns low-rise suburban office space, generally either in business parks that combine office and flex space or in desirable submarkets where the economics of the market demand an office build-out. PSB also owns industrial space that has characteristics similar to the warehouse component of the flex space.

     ENVIRONMENTAL MATTERS: Our policy is to accrue environmental assessments and estimated remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated. Our current practice is to conduct environmental investigations in connection with property acquisitions. Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

ITEM 3. LEGAL PROCEEDINGS
------- -----------------

     Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court of
     --------------------------------------------------------------------
     California - Orange County)
     ---------------------------

     The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to the Company.

     Drake v. Shurgard Storage Centers, Inc. (filed September 2002)
     --------------------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

     This is a companion case to the Serrao matter discussed above. The plaintiff alleges the same set of operative facts and seeks the same relief as in Serrao against Shurgard, whose liability Public Storage assumed following the merger of Public Storage and Shurgard on August 22, 2006. In June 2007, the Court certified a class of all Shurgard renters who rented a storage unit at a Shurgard facility in California that was smaller than represented. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to the Company.

     Potter,  et al v.  Hughes,  et al  (filed  December  2004)  (United  States
     ---------------------------------------------------------------------------
     District Court - Central District of California)
     ------------------------------------------------

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

     Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

     The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. An appeal to the Court's June 22, 2007 order granting the Company's summary judgment motion is currently pending.

     Simas v. Public  Storage,  Inc.  (filed  January 2006)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Orange County)
     ---------------------------

     The plaintiff brought this action against the Company on behalf of a purported class who bought insurance coverage at the Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, the plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. The case was therefore dismissed. The plaintiff has appealed the trial court's ruling and this appeal is currently pending.

     European Joint Venture Arbitration Proceeding
     ---------------------------------------------

     The Company holds indirectly a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard, that collectively own 70 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint ventures partners have contested both the valuation of their interests and whether the Company has the right to purchase its interests under this early exit procedure. Accordingly, it is uncertain as to whether the Company will acquire such interests pursuant to the early exit notice served. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings are currently scheduled to begin on June 30, 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      - ---------------------------------------------------

     We did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED SHAREHOLDER MATTERS AND
------- -----------------------  --------------  -------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        ---------------- -------------------

a.   Market Price of the Registrant's Common Equity:

          Our Common Shares (NYSE: PSA), including those of Public Storage, Inc. prior to our reorganization in June 2007, have been listed on the New York Stock Exchange since October 19, 1984. Our Depositary Shares each representing 1/1,000 of an Equity Share, Series A (NYSE:PSAA) (see section
     c. below), including those of Public Storage, Inc. prior to our reorganization in June 2007 have been listed on the New York Stock Exchange since February 14, 2000.

          The following table sets forth the high and low sales prices of our Common Shares on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                              ----------------------------------
         Year               Quarter               High                  Low
        -------            --------           ----------            ------------
         2006                 1st              $  84.62             $  67.72
                              2nd                 81.40                70.26
                              3rd                 89.25                75.44
                              4th                 98.05                85.17

         2007                 1st                117.16                92.43
                              2nd                 99.36                74.28
                              3rd                 82.11                68.09
                              4th                 85.58                70.29

          The following table sets forth the high and low sales prices of our Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                              Range
                                              ----------------------------------
         Year               Quarter               High                  Low
        -------            --------           ----------            ------------
         2006                  1st             $  27.76             $  26.20
                               2nd                27.25                25.60
                               3rd                28.08                26.35
                               4th                27.70                26.18

         2007                  1st                27.27                26.25
                               2nd                26.88                25.65
                               3rd                26.15                25.00
                               4th                26.29                24.32

          As of February 15, 2008, there were approximately 20,282 holders of record of Common Shares and approximately 9,744 holders of Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A.

b.   Dividends

          We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Shares for 2007 amounted to $340.0 million or $2.00 per share.

          Holders of Common Shares are entitled to receive distributions when and if declared by our Board of Trustees out of any funds legally available for that purpose. In order to maintain our REIT status for federal income tax purposes, we are generally required to pay dividends at least equal to 90% of our real estate investment trust taxable income for the taxable year (for this purpose, certain dividends paid in the subsequent year may be taken into account). We intend to pay distributions sufficient to permit us to maintain our REIT status.

          For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2007, the dividends paid on common shares ($2.00 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:


                                1st Quarter      2nd Quarter    3rd Quarter     4th Quarter
                                ------------     -----------    -----------     -----------
Ordinary Income..........         99.8756%         98.8310%      100.0000%        97.3267%
Long-term Capital Gain...          0.1244%          1.1690%        0.0000%         2.6733%
                                ------------     -----------    -----------     -----------
Total....................        100.0000%        100.0000%      100.0000%       100.0000%
                                ============     ===========    ===========     ===========


          A percentage of the ordinary income is "qualified dividend income" for each quarter of 2007 as follows:


                                1st Quarter      2nd Quarter    3rd Quarter     4th Quarter
                                ------------     -----------    -----------     -----------
Qualified dividend.......          0.0000%          0.0000%        0.0000%         3.9242%
                                ============     ===========    ===========     ===========


          For 2006, the dividends paid on common shares ($2.00 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:


                                1st Quarter     2nd Quarter    3rd Quarter      4th Quarter
                                ------------    -----------    -----------      -----------
Ordinary Income..........        100.0000%       100.0000%      100.0000%        100.0000%
Long-term Capital Gain...          0.0000%         0.0000%        0.0000%          0.0000%
                                ------------    -----------    -----------      -----------
Total....................        100.0000%       100.0000%      100.0000%        100.0000%
                                ============    ===========    ===========      ===========


c.   Equity Stock

          The Company is authorized to issue 100,000,000 Equity Shares. Our declaration of trust provides that the Equity Shares may be issued from time to time in one or more series and gives the board of trustees broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

          At December 31, 2007, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A. The Equity Shares, Series A rank on a parity with our common shares and junior to the Senior Preferred Shares with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Shares or b) $2.45 per annum. Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 of our common shares. The depositary shares are otherwise not convertible into common shares. Holders of depositary shares vote as a single class with our holders of common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

          In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA ("Equity Shares AAA") to a newly formed joint venture. The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                                                                          For the year ended December 31,
                                                      -------------------------------------------------------------------------
                                                       2007 (1)       2006 (1)          2005            2004           2003
                                                      ----------     -----------    ----------       ---------       ----------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and ancillary operations........      $1,804,954      $1,349,212    $1,043,391        $952,766        $890,350
  Interest and other income.....................          11,417          31,799        16,447           5,391           2,537
                                                       ---------       ---------     ---------         -------         -------
                                                       1,816,371       1,381,011     1,059,838         958,157         892,887
                                                       ---------       ---------     ---------         -------         -------
Expenses:
  Cost of operations (excluding depreciation)...         659,865         498,438       378,258         361,944         340,871
  Depreciation and amortization.................         622,410         437,568       196,153         182,890         183,863
  General and administrative....................          59,749          84,661        21,115          18,813          17,127
  Interest expense..............................          63,671          33,062         8,216             760           1,121
                                                       ---------       ---------     ---------         -------         -------
                                                       1,405,695       1,053,729       603,742         564,407         542,982
                                                       ---------       ---------     ---------         -------         -------

Income from continuing operations before equity
  in earnings of real estate entities, gain on
  disposition of real estate investments, casualty
  loss, foreign currency exchange gain, income
  from derivatives and minority interest
  in income.....................................         410,676         327,282       456,096         393,750         349,905
Equity in earnings of real estate entities......          12,738          11,895        24,883          22,564          24,966
Gain on disposition of real estate investments
  and casualty gain or loss, net................           5,212           2,177         1,182              67           1,007
Foreign currency exchange gain and income from
  derivatives, net..............................          58,444           4,262             -               -               -
Minority interest in income.....................         (29,543)        (31,883)      (32,651)        (49,913)        (43,703)
                                                        --------        --------       -------         --------        --------
Income from continuing operations...............         457,527         313,733       449,510         366,468         332,175
Cumulative effect of change in accounting
  principle ....................................               -             578             -               -               -
Discontinued operations.........................               8            (285)        6,883            (255)          4,478
                                                        --------        --------      --------         --------        --------
Net income......................................        $457,535        $314,026      $456,393         $366,213        $336,653
                                                        ========        ========      ========         ========        ========


PER COMMON SHARE:
-----------------
Distributions...................................          $2.00           $2.00          $1.90           $1.80           $1.80

Net income - Basic..............................          $1.18           $0.33          $1.98           $1.39           $1.29
Net income - Diluted............................          $1.17           $0.33          $1.97           $1.38           $1.28

Weighted average common shares - Basic..........         169,342         142,760       128,159         127,836         125,181
Weighted average common shares - Diluted........         170,147         143,715       128,819         128,681         126,517

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
BALANCE SHEET DATA:
-------------------
Total assets....................................     $10,643,102     $11,198,473    $5,552,486      $5,204,790      $4,968,069
Total debt......................................      $1,069,928      $1,848,542      $149,647        $145,614         $76,030
Minority interest (other partnership interests).        $181,688        $181,030       $28,970        $118,903        $141,137
Minority interest (preferred partnership
interests)......................................        $325,000        $325,000      $225,000        $310,000        $285,000
Shareholders' equity............................      $8,763,129      $8,208,045    $4,817,009      $4,429,967      $4,219,799

--------------------------------------------------- --------------- -------------- --------------- --------------- --------------
OTHER DATA:
-----------
Net cash provided by operating activities.......      $1,013,204        $775,400      $673,871        $595,315        $547,918
Net cash used in investing activities...........       $(247,475)      $(495,890)    $(453,146)      $(157,638)      $(205,133)
Net cash used in financing activities...........     $(1,061,457)      $(228,095)    $(102,969)      $(276,255)      $(241,076)


     (1) The significant increase in our revenues, cost of operations, depreciation and amortization, and interest expense in 2006 and 2007, and the significant increase in total assets, total debt and shareholder' equity in 2006, is due to our acquisition of Shurgard Storage Centers in August 2006. See Note 3 to our consolidated financial statements for the year ended December 31, 2007 for further information.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -------------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

     FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

     Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among others, the following:

     o general risks associated with the ownership and operation of real estate including changes in demand for our storage facilities, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the national and local economies in the markets in which we operate;

     o the risk that Public Storage may for any reason be unable to finalize negotiations and completion of a possible transaction involving Shurgard Europe;

     o the impact of competition from new and existing storage and commercial facilities and other storage alternatives;

     o    difficulties  in  our  ability  to  successfully  evaluate,   finance,
          integrate into our operations and manage acquired and developed properties;

     o    risks related to our participation in joint ventures;

     o risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations that could adversely affect our earnings and cash flows;

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing REITs;

     o risks associated with a possible failure by us to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

     o    disruptions or shutdowns of our automated processes and systems;

     o    difficulties in raising capital at a reasonable cost;

     o    delays in the development process; and

     o    economic uncertainty due to the impact of war or terrorism.

     The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K and other information filed from time to time with the SEC for additional information.

     OVERVIEW

     Public Storage was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the United States ("U.S."), and we have an interest in what we believe is the largest owner and operator of self-storage facilities in Europe. We significantly increased the scope and scale of our operations on August 22, 2006, when we merged with Shurgard Storage Centers, Inc., ("Shurgard" and the merger referred to as the "Shurgard Merger"), a REIT which had an interest in 487 self-storage facilities located in the U.S. and an interest in a platform of self-storage facilities in seven Western European countries.

     At December 31, 2007, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states within the U.S. operating under the "Public Storage" name containing approximately 126 million net rentable square feet of space, and 174 self-storage facilities located in seven Western European countries which operate under the "Shurgard Storage Centers" name containing approximately nine million net rentable square feet of space. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. operated under the "PS Business Parks" and Public Storage brands.

     Competition in the market areas in which we operate is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities. Development of new self-storage facilities has intensified the competition among storage operators in many market areas in which we operate.

BUSINESS ATTRIBUTES
-------------------

     We believe that we possess several primary business attributes that permit us to compete effectively:

     CENTRALIZED INFORMATION NETWORKS: Our facilities in the U.S. and Europe are part of comprehensive centralized reporting and information networks which enable our U.S. and European management teams to identify changing market conditions and operating trends as well as analyze customer data, and quickly change our properties' pricing and promotional mix on an automated basis.

     NATIONAL TELEPHONE RESERVATION CENTER: In the U.S., we operate a centralized telephone reservation system, which provides added customer service and helps to maximize utilization of available self-storage space. Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the centralized telephone reservation system enhances our ability to market storage space in the United States relative to handling these calls at individual properties, because it allows us to more effectively offer all spaces at all facilities in the vicinity of a customer and we can provide higher-quality selling efforts through dedicated sales specialists trained in a central location. We also provide customers the opportunity to review space availability and make reservations online through our website, www.publicstorage.com.

     ECONOMIES OF SCALE: We are the largest provider of self-storage space in the U.S. and Europe. As of December 31, 2007, we operated 2,186 storage facilities in which we had an interest and managed 31 self-storage facilities for third parties. These facilities are in markets within 38 states in the U.S. and seven Western European countries. At December 31, 2007, we had over 1,095,000 self-storage spaces rented. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues, through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures. We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

     BRAND NAME RECOGNITION: Our operations in the U.S. are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry in the U.S. Our storage operations within the U.S. are conducted in 38 states, giving us national recognition and prominence. Our facilities tend to be in highly visible and heavily populated areas, improving the local awareness of our brand. Customer awareness of self-storage in Europe is emerging. All of our facilities in Europe are operating under the "Shurgard Storage Centers" brand name. We believe we are the single largest self-storage operator in Western Europe as of December 31, 2007.

     MAJOR MARKET CONCENTRATION IN THE U.S.: We focus our operations in the major markets in the U.S., which we believe enhances our marketing efficiency. We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators. We are also able to purchase and bid aggressively for multiple-keyword advertising on national Internet search engines. In addition, we are able to market efficiently using television as a media source. We believe that our competitors cannot use television advertising, because their limited concentration of facilities does not provide a sufficient potential customer base to offset the high cost of television advertising.

     In addition, we believe that in recent years, zoning requirements in some of the major metropolitan markets in which we operate in the U.S. have increased, resulting in more barriers to new competition. While this has limited our new development opportunities, it has minimized supply increases and competition with certain of our properties.

     RETAIL OPERATIONS: Through a taxable REIT subsidiary, we sell retail items associated with the storage business and rent trucks at our self-storage facilities in order to supplement and strengthen the existing self-storage business by further meeting the needs of storage customers.

     Each of our self-storage locations' rental offices sell locks, boxes, and packing materials, while certain of the facilities in the U.S. also rent trucks primarily to storage customers or operate as an agent of long-distance truck rental companies. These rental offices which conduct these activities include, in some cases, larger retail-oriented locations.

     TENANT INSURANCE PROGRAM: Through taxable REIT subsidiaries, we reinsure policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. These subsidiaries receive the premiums and bear the risks associated with the re-insurance. We believe that our tenant insurance operations further supplement and strengthen the existing self-storage business and provide an additional source of earnings for the Company.

GROWTH AND INVESTMENT STRATEGIES
--------------------------------

     Our growth strategies consist of: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring properties that are owned or operated by others in the U.S., (iii) expanding and repackaging existing U.S. real estate facilities, (iv) participating in the growth of commercial facilities owned primarily by PSB and (v) capitalizing on the potential growth in the European market. These strategies are described as follows:

     IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: We seek to increase the net cash flow generated by our existing self-storage properties by

a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels. We believe that our property management personnel and systems, combined with the national telephone reservation system and media advertising programs will continue to enhance our ability to meet these goals.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS IN THE U.S.: We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. Data on the rental rates and occupancy levels of our existing facilities, which are often located in proximity to potential acquisition candidates, provide us an advantage in evaluating the potential of acquisition opportunities.

     EXPAND AND REPACKAGE EXISTING REAL ESTATE FACILITIES: We have a substantial number of facilities in the U.S. that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Population densities and other such conditions may have changed since then, providing opportunities to expand and further invest into our existing self-storage locations, either by improving the quality of the existing units by adding amenities such as climate control, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. At December 31, 2007, we have identified 27 such projects to expand or repackage our existing facilities in the U.S., for an aggregate cost of approximately $106.9 million, which will add an aggregate of approximately 1,105,000 net rentable square feet. Completion of these projects is subject to contingencies, including obtaining governmental agency approvals. We continue to evaluate our existing real estate portfolio to identify additional expansion and repackaging opportunities.

     In recent years, our rate of development of new self-storage facilities in the U.S. has declined due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality self-storage sites in urban locations, and more difficult zoning and permitting requirements. We will continue to seek favorable sites and markets for development, based upon current market conditions. In the short-term we do not expect any significant investment in new development locations in the U.S.

         PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: At December 31, 2007, we had a 45% common equity interest in PSB and its operating partnership which, consisted of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2007, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space located in the U.S. located in eight states.

     CAPITALIZE ON THE POTENTIAL FOR GROWTH IN EUROPE: Our European operations are conducted through Shurgard Self-Storage SCA, a Belgian company referred to hereinafter as "Shurgard Europe".

     The self-storage market in Europe is relatively new, making it difficult to obtain reliable statistics regarding competition throughout Europe. We track and maintain information regarding customers and competitors in the markets in which we operate, and in markets where we are considering expansion.

     According to the most recent data provided by the Federation of European Self-Storage Associations ("FEDESSA"), the self-storage market in Europe (defined as Belgium, Czech Republic, Denmark, Finland, France, Germany, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom) consisted of approximately 1,090 stores as of March 2007, approximately 600 of which are located in the United Kingdom. We believe, however, that because of the number of new entrants into the market, FEDESSA may understate the total number of stores in many markets even as of the date reported. Less fragmented than the U.S. market, the European self-storage market is dominated by a handful of larger players and a few midsized operators, with the remainder of the market consisting of smaller operators. The top five operators of stores in Europe, of which we believe we are the largest, collectively have approximately 45% of the aggregate market share for self-storage space, based on net rentable square footage, as of March 2007. Because of the number of new entrants into the market and difficulties in collecting data, the information presented by FEDESSA at any time may understate the total number of stores in many markets. However, we believe the information presented by FEDESSA is the best available measure of market size and competition.

     Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive option as product knowledge and availability grows. Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies. The service provided by moving companies is typically full service, prevents direct access by customers and may involve security issues for the users because they have less control over their goods in storage. In addition, most of these moving companies require advance notice to retrieve goods and charge handling fees and minimum monthly fees, making the cost of smaller storage requirements costly.

     As a result of this low density of self-storage in Europe relative to population as compared to the U.S., we believe that there is significant growth potential in Europe, even if the density of self-storage in Europe does not ultimately approach the levels in the U.S. Capitalizing on this opportunity will require a significant amount of capital to develop new self-storage facilities in what could be a process extending through a few decades in time frame, similar to the trajectory of the U.S. self-storage industry since its inception in the mid 1960's.

     Notwithstanding the potential of this opportunity, we believe that it is not appropriate to invest significant amounts of our existing U.S. based capital into Europe, because of a) the lack of tax efficiency of operating in various tax jurisdictions, many of which subject these operations to income tax as well as certain taxes upon repatriation of funds to the U.S., b) constraints on ownership or operations required in order to satisfy the statutory requirements of being a U.S. REIT, as well as c) the differing risk/return profile of such investments in European self-storage operations relative to the expectations of our existing investor base. Accordingly, we believe that separate sources of capital obtained through a separate public European-based entity, best positions our European operations for long-term growth. We attempted a share offering in Europe in mid-2007 in order to establish such a public entity; however, the offering was abandoned because market conditions were and continue to be unfavorable.

     In January 2008, we announced that we reached an agreement in principle for a prospective investor to acquire a 51% ownership interest in Shurgard Europe in a private transaction at a price generally consistent with the previously disclosed proceeds we expected to receive for our equity interest in last year's terminated European share offering. No binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that a transaction will be completed. We estimate the completion of the transaction at the end of the first quarter of 2008 assuming a binding agreement is signed and the conditions related to the transaction are satisfied.

     While we intend to reduce our exposure to Europe for the aforementioned reasons, we intend to continue to hold a significant minority position in Shurgard Europe in order to participate in this entity's growth.

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements  and  accompanying  notes.  Note  2  to  our  consolidated  financial statements summarizes the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

     Management believes the following are critical accounting policies whose application has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

     QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Code and applicable state laws. We also believe that Shurgard qualified as a REIT. A REIT generally does not pay corporate level income taxes on its REIT taxable income that is distributed to its shareholders, and accordingly, we do not pay income tax on the share of our REIT taxable income that is distributed to our shareholders.

     We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations. This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year. For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders. Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations. Unless entitled to relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year for which qualification was lost. There can be no assurance that we would be entitled to any statutory relief. In addition, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities.

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

     ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES: As described in Notes 2 and 16 to our consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability may be in excess of or less than the amounts recorded. At December 31, 2007, we had approximately 490,000 reinsured policies in the U.S. outstanding representing aggregate coverage of approximately $1.2 billion.

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 16 to our consolidated financial statements.

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

     VALUATION OF DERIVATIVES: As described in our Significant Accounting Policies in Note 2 to our consolidated financial statements, our derivative instruments are not considered effective hedges. Accordingly, any changes in value of these derivatives are reflected as an increase or decrease in net income. The determination of the value of derivatives is based upon significant judgment and assumptions including interest rates, currency rates, and expected rates of return. The actual value of derivative instruments is dependent upon many factors that our judgments and assumptions may not consider, or may not consider effectively.

     EUROPEAN NET OPERATING LOSSES - INCOME TAX TREATMENT: The Shurgard European real estate operations generated significant operating losses from inception to the date of the Shurgard Merger. We recorded a deferred tax asset arising from the net operating loss carry-forward as of the date of acquisition, and recorded a valuation allowance against any net deferred tax asset based on the filing groups in the various countries. To the extent that we determine the valuation allowance is no longer required for the deferred tax asset associated with the filing group, the change in the valuation allowance will first be treated as a reduction of goodwill and other intangible assets related to the Shurgard Merger before being treated as a reduction to the provision for income taxes.

     VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN THE SHURGARD MERGER: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in the Shurgard Merger. In addition, we have estimated the fair market value of the 38.9 million shares that we issued to the Shurgard shareholders. These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the then tenant base in place, and the recoverability of certain assets. We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could come to materially different conclusions as to the estimated values, if different assumptions were used. If the values were determined using different assumptions than those used, our depreciation and amortization expense, interest expense, real estate, debt, and intangible assets could have been materially different.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     OPERATING RESULTS FOR 2007 AS COMPARED TO 2006: Net income for the year ended December 31, 2007 was $457.5 million compared to $314.0 million for the same period in 2006, representing an increase of $143.5 million. This increase is primarily due to improved operations from our real estate facilities combined with an increased foreign currency exchange gain and a reduction in general and administrative expense. These items were partially offset by increases in depreciation and amortization expense and interest expense.

     Comparisons of our revenues, expenses, and weighted average shares outstanding are significantly impacted by the Shurgard Merger, which closed on August 22, 2006. The results with respect to the assets and liabilities acquired in the Shurgard Merger are included in our operating results from August 23, 2006 through December 31, 2006 during the year ended December 31, 2006, as compared to the entire year ended December 31, 2007.

     Net operating income, before depreciation, for our self-storage operations totaled $1,082.2 million for the year ended December 31, 2007 as compared to $810.8 million for the same period in 2006, representing an increase of $271.4 million. The increase is primarily due to the addition of 647 facilities that we acquired in the Shurgard Merger. Net operating income of the former Shurgard properties was approximately $347.8 million for the year ended December 31, 2007, as compared to $110.1 million for the same period in 2006, which reflects the operations of these facilities from August 23, 2006 through December 31, 2006.

     During the year ended December 31, 2007, we recognized a foreign currency exchange gain aggregating $57.6 million relating to intercompany loans between our U.S. and European subsidiaries. The gain was the result of the continued weakening of the US Dollar relative to the Euro during the year ended December 31, 2007. See "FOREIGN EXCHANGE GAIN" below for further information.

     General and administrative expense declined $24.9 million in the year ended December 31, 2007 as compared to the same period in 2006. This decline was primarily due to the reduction in integration expenses associated with the

Shurgard Merger, contract termination costs, and development costs that were expensed with respect to terminated projects; offset partially by costs incurred in 2007 with respect to our reorganization as a Maryland REIT, and the costs associated with a proposed offering of shares in our European business. These expenses aggregated $56.4 million for the year ended December 31, 2006 as compared to $19.0 million for the same period in 2007.

     Depreciation and amortization expense for the year ended December 31, 2007 increased by $184.8 million, as compared to the same period in 2006. This increase is primarily due to increased depreciation and amortization expense with respect to the buildings and intangible assets acquired in the Shurgard Merger.

     Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $199.4 million or $1.17 per common share on a diluted basis for the year ended December 31, 2007 compared to $46.9 million or $0.33 per common share on a diluted basis for the same period in 2006, representing an increase of $152.5 million or $0.84 per common share on a diluted basis. The increase in net income allocable to common shareholders and earnings per common share on a diluted basis are due primarily to the impact of the factors described above with respect to net income, as well as a decrease in income allocated to preferred shareholders, as described below.

     For the years ended December 31, 2007 and 2006, we allocated $236.8 million and $214.2 million of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly preferred securities issued. In 2006, we also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $31.5 million (or $0.22 per common share on a diluted basis) in connection with the redemption of preferred securities.

     Weighted average diluted shares increased to 170,147,000 for the year ended December 31, 2007 from 143,715,000 for the year ended December 31, 2006. The increase in weighted average diluted shares is due primarily to the impact of the issuance of 38.9 million shares in connection with the Shurgard Merger.

     OPERATING RESULTS FOR 2006 AS COMPARED TO 2005: Net income for the year ended December 31, 2006 was $314.0 million compared to $456.4 million for the same period in 2005, representing a decrease of $142.4 million, or 31%. This decrease is primarily due to the temporary impact of certain items related to the Shurgard Merger. During the year ended December 31, 2006, we incurred amortization expense totaling $175.9 million due to the amortization of certain intangible assets acquired in the merger and approximately $44.0 million in merger integration expenses.

     Comparisons of our revenues, expenses, and weighted average shares outstanding are significantly impacted by the Shurgard Merger, which closed on August 22, 2006. The results with respect to the assets and liabilities acquired in the Shurgard Merger are included in our operating results from August 23, 2006 through December 31, 2006 during the year ended December 31, 2006, and none for the year ended December 31, 2005.

     These  items  were  partially  offset  by  improved   operations  from  our
self-storage facilities, reduced minority interest in income and higher interest income.

     Net operating income for our self-storage operations, before depreciation expense, increased from $630.8 million in 2005 to $810.8 million in 2006, representing an increase of $180.0 million. This increase was largely due to the acquisition of additional facilities in the Shurgard Merger. We earned an aggregate of $110.1 million in net operating income with respect to the facilities acquired from Shurgard, reflecting the operating results of the facilities acquired from the date of the merger August 22, 2006, through December 31, 2006.

     Net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $46.9 million or $0.33 per common share on a diluted basis for the year ended December 31, 2006 compared to $254.4 million or $1.97 per common share on a diluted basis for the same period in 2005, representing a decrease of $207.5 million or $1.64 per common share. The decreases in net income allocable to common shareholders and earnings per common diluted share are due primarily to the impact of the factors described above with respect to net income, in addition to increased income allocated to preferred shareholders, described below.

     For the year ended December 31, 2006 and 2005, we allocated $214.2 million and $173.0 million of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities, partially offset by the redemption of preferred securities that had higher dividend rates than the newly issued preferred securities. In connection with the redemption of preferred securities, we also recorded allocations of income to our preferred shareholders with respect to the application of EITF Topic D-42 totaling $31.5 million (or $0.22 per diluted common share) and $7.5 million (or $0.06 per diluted common share) for the years ended December 31, 2006 and 2005, respectively.

     Weighted average diluted shares increased to 143,715,000 for year ended December 31, 2006 from 128,819,000 for the year ended December 31, 2005. The increase in weighted average diluted shares is due primarily to the issuance of approximately 38.9 million shares in the Shurgard Merger, which are included in our weighted average shares from August 22, 2006 through December 31, 2006.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     DOMESTIC SELF-STORAGE OPERATIONS: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 81% of our total revenues generated for the year ended December 31, 2007. Rental income with respect to our domestic self-storage operations grew by 24.4% in 2007 as compared to 2006 and by 24.1% in 2006 as compared to 2005. The year-over-year growth in rental income is primarily due to the acquisition of additional facilities in connection with the Shurgard Merger combined with the addition of new facilities to our portfolio, either through our acquisition or development activities.

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of three groups that management analyzes with respect to the Company's performance. The Public Storage Same Store group, representing our most mature facilities that we have owned prior to January 1, 2004, the Shurgard Same Store group, representing a mature group of facilities that we have owned since August 22, 2006 in connection with the Shurgard Merger; and Other facilities which primarily include Shurgard facilities we acquired other than the Same Store Facilities, as well as the facilities developed or acquired over the past three years.


DOMESTIC SELF - STORAGE OPERATIONS SUMMARY:               Year ended December 31,                  Year ended December 31,
                                                   --------------------------------------    -----------------------------------
                                                                             Percentage                                 Percentage
                                                      2007         2006        Change            2006         2005        Change
                                                   ------------ ------------ ------------    ------------ ------------ -----------
                                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities - Public Storage......    $   925,088  $   906,076        2.1%      $  906,076   $   860,533       5.3%
   Same Store Facilities - Shurgard............        268,183       91,956      191.6%          91,956             -          -
   Other Facilities............................        274,904      182,202       50.9%         182,202        90,837     100.6%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
     Total rental income.......................      1,468,175    1,180,234       24.4%       1,180,234       951,370      24.1%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
Cost of operations before depreciation and
    amortization expense (a):
   Same Store Facilities - Public Storage......        301,429      299,547        0.6%         299,547       286,645       4.5%
   Same Store Facilities - Shurgard............         87,692       32,439      170.3%          32,439             -         -
   Other Facilities............................         98,861       66,774       48.1%          66,774        33,944      96.7%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
      Total cost of operations.................        487,982      398,760       22.4%         398,760       320,589      24.4%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
Net operating income before depreciation and
    amortization expense (a):
   Same Store Facilities - Public Storage......        623,659      606,529        2.8%         606,529       573,888       5.7%
   Same Store Facilities - Shurgard............        180,491       59,517      203.3%          59,517             -         -
   Other Facilities............................        176,043      115,428       52.5%         115,428        56,893     102.9%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
   Total net operating income before
    depreciation and amortization expense (a)          980,193      781,474       25.4%         781,474       630,781      23.9%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
Depreciation and amortization expense:
   Same Store Facilities - Public Storage......       (162,465)    (162,981)     (0.3)%        (162,981)     (168,152)     (3.1)%
   Same Store Facilities - Shurgard............       (203,485)    (136,349)      49.2%        (136,349)            -         -
   Other Facilities............................       (122,230)     (75,512)      61.9%         (75,512)      (22,950)    229.0%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
   Total depreciation and amortization expense.       (488,180)    (374,842)      30.2%        (374,842)     (191,102)     96.1%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
Net operating income (loss):
   Same Store Facilities - Public Storage......        461,194      443,548        4.0%         443,548       405,736       9.3%
   Same Store Facilities - Shurgard............        (22,994)     (76,832)    (70.1)%         (76,832)            -         -
   Other Facilities............................         53,813       39,916       34.8%          39,916        33,943      17.6%
                                                   ------------ ------------ ------------    ------------ ------------ -----------
   Total net operating income..................    $   492,013  $   406,632       21.0$         406,632   $   439,679      (7.5)%
                                                   ============ ============ ============    ============ ============ ===========
Weighted average square foot occupancy during
   the period..................................          88.4%        88.6%      (0.2)%           88.6%         89.6%      (1.1)%
Number of self-storage facilities (at end of
   period).....................................          1,984        1,981        0.2%           1,981         1,461      35.6%
Net rentable square feet (in thousands, at end
   of period):.................................        124,828      124,003        0.7%         124,003        89,023      39.3%


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. See Note 14 to our December 31, 2007 consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.


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


     In the above table, the significant increases in revenues and cost of operations, in 2007 and 2006 as compared to 2005 are primarily due to the acquisition of self-storage facilities in connection with the Shurgard Merger which was completed on August 22, 2006 (see Note 3 to the consolidated financial statements). As a result of the Shurgard Merger, we acquired interests in 487 self-storage facilities (32.3 million net rentable square feet) located in the U.S.

     Immediately preceding the close of the Shurgard Merger, all of the acquired facilities in the U.S. were integrated into our property management systems, centralized pricing systems, national call center, and website. Temporary signage, re-branding the facilities from "Shurgard" to "Public Storage", was also put into place immediately after the close of the Shurgard Merger.

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

     As a result of the Shurgard Merger, the amount of vacant space increased significantly in our system. The acquired Shurgard portfolio of 487 facilities in the U.S. had aggregate average square foot occupancy of 84.4% at August 31, 2006, which was 530 basis points below the 89.7% for the existing Public Storage portfolio. Average rental rates were approximately the same for each of the portfolios. Our goal has been to increase our overall portfolio occupancy in order to be in a position to drive rental rates. The primary focus in meeting our goal has been to work to improve the Shurgard portfolio's overall occupancy level to the occupancy level experienced by our existing portfolio.

     In order to increase move-in volumes and ultimately increase occupancy levels as quickly as possible, we were much more aggressive at reducing our rental rates, increasing promotional discounts and expanding our marketing programs during the fourth quarter of 2006 and continued throughout 2007. We have substantially increased our media advertising expenditures to $25.3 million in 2007, as compared to $17.7 million in 2006 and $13.7 million in 2005.

     We have made significant progress in improving the occupancy level of the Shurgard portfolio. However, this improvement has come somewhat at the expense of a reduction in the Public Storage Same Store Facilities' occupancies and reduced growth in rental rates. We believe that the more aggressive pricing and discounting at the Shurgard properties, combined with the fact that the Shurgard properties had relatively more vacant spaces to rent, has resulted in shifting of new tenant flow not only from our competitors, but also from our existing portfolio to the Shurgard properties during the past year, putting some pressure on the occupancies and rental rate growth for the Public Storage Same Store Facilities.

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

     In addition to our strategy to increase Shurgard occupancies, our operating results have been, and will continue to be, impacted by the general economic trends that affect the self-storage business. While it is difficult to quantify the impact of these economic trends, and even more difficult to predict what the impact will be in the future, we do believe that several such factors, including the slowdown in the national housing market, pressure on consumer disposable income, as well as reduced year-over-year demand in markets which had enhanced self-storage demand in 2005 and 2006 due to the hurricanes (such as in Florida), have negatively impacted self-storage demand and may continue to do so throughout 2008.

     Assuming a continuance of recent demand trends that we have observed over the past six months, we expect to continue with aggressive pricing, promotional discounts and marketing in 2008 to maintain or improve our overall occupancy levels. While we increased the number of markets receiving television advertising from 25 markets in the fourth quarter of 2006 to 27 markets in the fourth quarter of 2007, aggregate television spending declined from $7.6 million in the quarter ended December 31, 2006 to $3.3 million in the quarter ended December 31, 2007. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

     We believe that the acquisition of the Shurgard portfolio provided operational efficiencies, specifically in the areas of marketing, national call center, and indirect overhead costs that support the operations of the facilities. We believe that these efficiencies are largely realized and reflected in our operating results for the year ended December 31, 2007.

     DOMESTIC - PUBLIC STORAGE SAME STORE FACILITIES

     The facilities included in the Public Storage Same Store Facilities are all stabilized and have been owned since January 1, 2005 and therefore provide meaningful comparative data for 2005, 2006 and 2007. The Public Storage Same Store Facilities contain approximately 77.8 million net rentable square feet, representing approximately 62% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities - Public Storage." The following table sets forth additional operating data with respect to these facilities:

SAME STORE FACILITIES - PUBLIC STORAGE                         Year ended December 31,                 Year ended December 31,
                                                       --------------------------------------   ------------------------------------
                                                                                   Percentage                             Percentage
                                                            2007         2006        Change        2006         2005        Change
                                                       -------------  ------------ ----------   ------------ ------------ ----------
                                                               (Dollar amounts in thousands, except weighted average amounts)
Rental income......................................     $   884,379   $   865,981       2.1%    $   865,981  $   822,758       5.3%
Late charges and administrative fees collected.....          40,709        40,095       1.5%         40,095       37,775       6.1%
                                                       -------------  ------------ ----------   ------------ ------------ ----------
   Total rental income.............................         925,088       906,076       2.1%        906,076      860,533       5.3%
                                                       -------------  ------------ ----------   ------------ ------------ ----------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................          63,236        63,945      (1.1)%        63,945       59,717       7.1%
     Property taxes................................          85,132        83,262       2.2%         83,262       80,092       4.0%
     Repairs and maintenance.......................          29,037        29,515      (1.6)%        29,515       27,947       5.6%
     Advertising and promotion.....................          26,495        26,256       0.9%         26,256       25,115       4.5%
     Utilities.....................................          21,157        20,459       3.4%         20,459       18,860       8.5%
     Property insurance............................           8,835         9,400      (6.0)%         9,400        8,648       8.7%
     Telephone reservation center..................           8,549         8,316       2.8%          8,316        8,365      (0.6)%
     Other cost of management......................          58,988        58,394       1.0%         58,394       57,901       0.9%
                                                       -------------  ------------ ----------   ------------ ------------ ----------
   Total cost of operations........................         301,429       299,547       0.6%        299,547      286,645       4.5%
                                                       -------------  ------------ ----------   ------------ ------------ ----------
Net operating income before depreciation and
amortization expense (e)...........................         623,659       606,529       2.8%        606,529      573,888       5.7%
Depreciation and amortization expense..............        (162,465)     (162,981)     (0.3)%      (162,981)    (168,152)     (3.1)%
                                                       -------------  ------------ ----------   ------------ ------------ ----------
 Net operating income..............................     $   461,194   $   443,548       4.0%    $   443,548  $   405,736       9.3%
                                                       =============  ============ ==========   ============ ============ ==========
Gross margin (before depreciation and amortization
expense)...........................................          67.4%         66.9%        0.7%         66.9%         66.7%       0.3%

Weighted average for the fiscal year:
   Square foot occupancy (a).......................          90.1%         90.8%       (0.8)%        90.8%         91.0%      (0.2)%
   Realized annual rent per occupied square foot (b)    $    12.62    $    12.26        2.9%    $    12.26   $     11.62       5.5%
   REVPAF (c)......................................     $    11.37    $    11.13        2.2%    $    11.13   $     10.58       5.2%

 Weighted average at December 31:
   Square foot occupancy...........................          88.1%         89.3%       (1.3)%        89.3%         89.8%      (0.6)%
   In place annual rent per occupied square foot (d)    $    13.81   $     13.37        3.3%    $    13.37   $     12.87       3.9%
Total net rentable square feet (in thousands)......         77,782        77,782          -         77,782        77,782         -
Number of facilities...............................          1,316         1,316          -          1,316         1,316         -


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

(e) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is reconciled to the segment total in the table "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 14 to our December 31, 2007 consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

     Rental income increased approximately 2.1% in 2007 as compared to 2006, and 5.3% in 2006 as compared to 2005. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 2.9% higher in 2007 as compared to 2006, and 5.5% higher in 2006 as compared to 2005. Higher average realized annual rental rates were offset partially by lower occupancy levels.

     In the first three quarters of 2006, year-over-year revenue growth was brisk relative to historically experienced growth levels, at 5.9%. Following this period, growth began to slow, with year-over-year revenue growth of 3.5% for the quarter ended December 31, 2006. In the first three quarters of 2007, revenue growth continued to slow to 2.9% in the quarter ended March 31, 2007, and 1.7% in each of the quarters ended June 30, 2006 and September 30, 2007. Revenue growth improved somewhat in the fourth quarter of 2007 to 2.1%.

     It is difficult for us to pinpoint the exact reasons for this slow down in revenue growth and the degree to which each factor negatively affected the growth in rental income. We believe, however, that the reduction was due to a number of factors including; (i) the increased number of vacant spaces added to our overall system as a result of the Shurgard Merger and our aforementioned focus on improving the occupancies of the Shurgard portfolio, (ii) hurricane activity that created unusual demand for storage space in our Florida markets in 2005 and 2004, making year-over-year trends in 2007 less favorable, (iii) general economic conditions, specifically the slow down in housing sales and moving activity, and (iv) increased competition. Many of these factors are beyond our control.

     As indicated above, it has been our objective to close the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio and achieve a stabilized tenant base. We believe that this strategy has put pressure on occupancies and rental rate growth on our existing Same Store facilities since the merger, as demand appears to have shifted somewhat to the acquired Shurgard facilities as we have adjusted the level of discounts and monthly rents at the acquired Shurgard facilities to accelerate occupancy growth. Because it was important for us to maintain our occupancy levels in the Public Storage Same Store portfolio, we adjusted rental rates and the level of promotional discounts offered to new tenants as a means to expand move-in volumes throughout the entire portfolio. It has been challenging to maintain occupancy levels at the Public Storage Same Store group of facilities, while at the same time trying to continue to improve the occupancy levels of the acquired Shurgard facilities and achieve a stabilized tenant base.

     However, since we believe that we have now closed the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio and have achieved a stabilized tenant base, we expect that the pressure on Public Storage Same Store portfolio should subside. Despite this positive development, the other aforementioned factors noted above may still continue to have a negative impact on our revenue growth, and as a result it is unclear as to when we may achieve higher levels of revenue growth in the Public Storage Same Store pool than we achieved in 2007.

     Cost of operations (excluding depreciation and amortization) increased by 0.6% in 2007 as compared to 2006, and 4.5% in 2006 as compared to 2005. Growth increased in 2006 due to higher payroll, property tax, utilities, and repairs and maintenance expenses. Growth increased minimally in 2007, because the factors increasing payroll expense in 2006 were somewhat reversed in 2007, and our property tax, utility, and repairs and maintenance expense growth slowed. To a lesser extent, 2007's expenses also benefited from scale efficiencies from the Shurgard Merger.

     In 2006, we experienced a 7.1% increase in payroll expense as compared to 2005. This growth was driven by higher wage rates due to a tighter labor market in several market areas, higher overtime hours due to understaffing issues, as well as the effects of the Shurgard Merger, with headcount levels increased in order to manage an increased level of turnover stemming from the merger. In 2007, property payroll expense declined 1.1% as many of the inefficiencies such as overtime and increased staffing levels that we experienced in 2006, were eliminated. This was offset partially by higher benefits costs, as we improved the health benefits offered to our property level employees significantly in 2007. For the last few years, we have also benefited from decreased workers' compensation costs. For 2008, we expect to incur payroll growth that is higher than inflation, as we do not expect any further declines in payroll hours incurred by our property managers and workers' compensation expense should increase as the declines in expense we experienced in the last few years are expected to subside.

     Property tax expense growth slowed in 2007 as several states (Florida, Texas, and Arizona) passed laws reducing the property tax rates in 2007. While there are states (Indiana, Pennsylvania, Georgia and Arizona) considering new legislation in 2008, nothing has been passed and it is too early to determine any impact on 2008 property tax expense. Therefore, we expect property tax expense growth of approximately 4% in 2008.

     Repairs and maintenance expense declined 1.6% in 2007 as compared to 2006 but had increased 5.6% in 2006 as compared to 2005. Repairs and maintenance expense include snow removal costs, which totaled $2,297,000, $1,461,000, and $2,209,000, in 2005, 2006, and 2007, respectively. Excluding snow removal costs, repairs and maintenance decreased 4.4% in 2007 as compared to 2006 and increased 9.4% in 2006 as compared to 2005. We expect moderated growth in repairs and maintenance in 2008.

     Advertising and promotion is comprised principally of media (television and radio), yellow page, and Internet advertising. The Public Storage Same Stores' pro rata share of advertising and promotion costs increased 0.9% in 2007 as compared to 2006 and 4.5% in 2006 as compared to 2005. Despite significant increases in our aggregate level of media advertising of 42.9% in 2007 and 29.2% in 2006, the Public Storage Same-Store properties benefited from the efficiencies of the 487 Shurgard properties added to our portfolio in August 22, 2006, as our aggregate costs were allocated over a larger pool of properties.

     Utility expenses increased 8.5% in 2006 as compared to 2005, and 3.4% in 2007 as compared to 2006, due principally to fluctuations in electricity and natural gas costs. Future levels of utility expenses will be dependent primarily upon current energy prices and, to a lesser extent, due to changes in demand driven by weather and temperature, both of which are volatile and not predictable.

     Insurance expense increased 8.7% in 2006 as compared to 2005, and declined 6.0% in 2007 as compared to 2006. The increase in 2006 was due to increases in rates occasioned by the hurricanes that occurred in 2005. The decline in 2007 was likewise market-driven, as softer insurance markets in early 2007 as we renewed our premiums effective April 1, 2007, enabled us to receive lower insurance rates.

     Telephone reservation center costs decreased 0.6% in 2006 as compared to 2005, and increased 2.8% in 2007 as compared to 2006. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during early 2008 until we determine our appropriate ongoing level of expenses.

     The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                      ----------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      -------------      -------------     -------------       -------------     --------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2007             $   225,677        $   230,161         $  237,434          $  231,816        $   925,088
     2006             $   219,297        $   226,352         $  233,420          $  227,007        $   906,076
     2005             $   207,942        $   213,666         $  219,668          $  219,257        $   860,533

Total cost of operations
 (excluding depreciation
 and amortization expense):
     2007             $    77,828        $    78,234         $   76,060          $   69,307        $   301,429
     2006             $    75,802        $    76,649         $   74,947          $   72,149        $   299,547
     2005             $    74,039        $    71,790         $   71,517          $   69,299        $   286,645

Property tax expense:
     2007             $    22,871        $    21,630         $   22,718          $   17,913        $    85,132
     2006             $    21,988        $    20,730         $   21,700          $   18,844        $    83,262
     2005             $    21,195        $    19,832         $   20,902          $   18,163        $    80,092

Advertising and promotion expense:
     2007             $     6,728        $     9,161         $    5,947          $    4,659        $    26,495
     2006             $     6,963        $     7,058         $    4,772          $    7,463        $    26,256
     2005             $     6,274        $     7,258         $    5,513          $    6,070        $    25,115

REVPAF:
     2007             $     11.09         $    11.32          $   11.66           $    11.41        $    11.37
     2006             $     10.79         $    11.13          $   11.46           $    11.16        $    11.13
     2005             $     10.24         $    10.51          $   10.78           $    10.78        $    10.58

Weighted average realized annual
 rent per occupied square foot:
     2007             $     12.35         $    12.37          $   12.89           $    12.87        $    12.62
     2006             $     11.97         $    12.08          $   12.55           $    12.42        $    12.26
     2005             $     11.40         $    11.42          $   11.76           $    11.91        $    11.62

Weighted average occupancy levels
 for the period:
     2007                   89.8%              91.5%              90.5%                88.6%             90.1%
     2006                   90.1%              92.1%              91.3%                89.8%             90.8%
     2005                   89.8%              92.0%              91.7%                90.5%             91.0%


ANALYSIS OF REGIONAL TRENDS
---------------------------

The following table sets forth regional trends in our Same Store Facilities:

                                                Year Ended December 31,                 Year Ended December 31,
                                            2007         2006         Change        2006         2005        Change
                                         ------------ ------------  ----------- ------------  ------------  -----------
                                                 (Amounts in thousands, except for weighted average data)

Same Store Facilities Operating Trends
by Region
Rental income:
   Southern California  (133
   facilities)......................     $   150,670   $  146,453        2.9%    $  146,453    $  139,660        4.9%
   Northern California  (133
   facilities)......................         112,455      108,736        3.4%       108,736       103,116        5.5%
   Texas  (156 facilities)..........          83,367       80,597        3.4%        80,597        76,490        5.4%
   Florida  (141 facilities)........         104,330      106,219       (1.8)%      106,219        98,690        7.6%
   Illinois  (92 facilities)........          67,112       64,492        4.1%        64,492        61,897        4.2%
   Georgia  (60 facilities).........          32,297       32,173        0.4%        32,173        29,559        8.8%
   All other states  (601 facilities)        374,857      367,406        2.0%       367,406       351,121        4.6%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total rental income.................         925,088      906,076        2.1%       906,076       860,533        5.3%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Cost of operations before depreciation
 and amortization expense:
   Southern California..............          32,476       32,949       (1.4)%       32,949        30,746        7.2%
   Northern California..............          28,343       28,328        0.1%        28,328        26,758        5.9%
   Texas............................          34,175       35,528       (3.8)%       35,528        33,039        7.5%
   Florida..........................          34,777       34,265        1.5%        34,265        32,538        5.3%
   Illinois.........................          28,714       28,038        2.4%        28,038        25,080       11.8%
   Georgia..........................          10,923       10,876        0.4%        10,876        10,270        5.9%
   All other states.................         132,021      129,563        1.9%       129,563       128,214        1.1%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total cost of operations............         301,429      299,547        0.6%       299,547       286,645        4.5%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Net operating income before depreciation
 and amortization expense:
   Southern California..............         118,194      113,504        4.1%       113,504       108,914        4.2%
   Northern California..............          84,112       80,408        4.6%        80,408        76,358        5.3%
   Texas............................          49,192       45,069        9.1%        45,069        43,451        3.7%
   Florida..........................          69,553       71,954       (3.3)%       71,954        66,152        8.8%
   Illinois.........................          38,398       36,454        5.3%        36,454        36,817       (1.0)%
   Georgia..........................          21,374       21,297        0.4%        21,297        19,289       10.4%
   All other states.................         242,836      237,843        2.1%       237,843       222,907        6.7%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total net operating income before
   depreciation and amortization
   expense..........................     $   623,659  $   606,529        2.8%   $   606,529    $  573,888        5.7%
                                         ============ ============  =========== ============  ============  ===========
Weighted average occupancy:
   Southern California..............          90.4%        91.2%        (0.9)%        91.2%         92.3%        (1.2)%
   Northern California..............          89.8%        90.2%        (0.4)%        90.2%         90.5%        (0.3)%
   Texas............................          90.8%        90.8%         0.0%         90.8%         90.0%         0.9%
   Florida..........................          89.8%        92.8%        (3.2)%        92.8%         93.1%        (0.3)%
   Illinois.........................          89.1%        89.4%        (0.3)%        89.4%         89.5%        (0.1)%
   Georgia..........................          90.4%        92.4%        (2.2)%        92.4%         92.1%         0.3%
   All other states.................          90.0%        90.5%        (0.6)%        90.5%         90.7%        (0.2)%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total weighted average occupancy....          90.1%        90.8%        (0.8)%        90.8%         91.0%        (0.2)%
                                         ------------ ------------  ----------- ------------  ------------  -----------
REVPAF:
   Southern California..............     $     17.29   $   16.81         2.9%   $     16.81    $   16.02         4.9%
   Northern California..............           14.80       14.32         3.4%         14.32        13.58         5.4%
   Texas............................            8.04        7.77         3.5%          7.77         7.38         5.3%
   Florida..........................           11.86       12.09        (1.9)%        12.09        11.20         7.9%
   Illinois.........................           11.39       10.95         4.0%         10.95        10.51         4.2%
   Georgia..........................            8.40        8.38         0.2%          8.38         7.74         8.3%
   All other states.................           10.34       10.12         2.2%         10.12         9.68         4.5%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total REVPAF........................     $     11.37   $   11.13         2.2%   $     11.13    $   10.58         5.2%
                                         ------------ ------------  ----------- ------------  ------------  -----------


   SAME STORE FACILITIES OPERATING
   TRENDS BY REGION (CONTINUED)                 Year Ended December 31,                Year Ended December 31,
                                            2007         2006         Change        2006         2005        Change
Realized annual rent per occupied square
 foot:
   Southern California..............     $     19.13   $   18.44         3.7%   $     18.44    $   17.36         6.2%
   Northern California..............           16.47       15.87         3.8%         15.87        15.01         5.7%
   Texas............................            8.86        8.56         3.5%          8.56         8.20         4.4%
   Florida..........................           13.21       13.03         1.4%         13.03        12.02         8.4%
   Illinois.........................           12.78       12.24         4.4%         12.24        11.75         4.2%
   Georgia..........................            9.30        9.08         2.4%          9.08         8.40         8.1%
   All other states.................           11.49       11.19         2.7%         11.19        10.67         4.9%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total realized rent per square foot.     $     12.62   $   12.26         2.9%   $     12.26    $   11.62         5.5%
                                         ------------ ------------  ----------- ------------  ------------  -----------
In place annual rent per occupied square
 foot at December 31:
Southern California.................     $     20.86   $   19.98         4.4%   $     19.98    $   19.15         4.3%
Northern California.................           18.08       17.28         4.6%         17.28        16.62         4.0%
Texas...............................            9.68        9.35         3.5%          9.35         9.00         3.9%
Florida.............................           14.33       14.18         1.1%         14.18        13.37         6.1%
Illinois............................           14.07       13.36         5.3%         13.36        12.89         3.6%
Georgia.............................           10.34       10.19         1.5%         10.19         9.50         7.3%
All other states....................           12.55       12.20         2.9%         12.20        11.85         3.0%
                                         ------------ ------------  ----------- ------------  ------------  -----------
Total in place rent per occupied
square foot:........................     $     13.81  $    13.37         3.3%   $     13.37    $   12.87         3.9%
                                         ============ ============  =========== ============  ============  ===========

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

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. Florida has been impacted by the comparative impact of high demand driven by the hurricanes of 2004 and 2005, which resulted in brisk revenue growth in 2006 of 7.6% as compared to 2005. In 2007, since demand is comparatively lower, Florida's revenue has declined 1.8% in 2007 as compared to 2006. Over the longer term, we believe that this market benefits from continued strong population growth and barriers to entry.

     DOMESTIC - SHURGARD SAME STORE FACILITIES
     -----------------------------------------

     In connection with the Shurgard Merger, we acquired 487 self-storage facilities in the U.S. located in 23 states. A total of 343 facilities have been operating at a mature stabilized occupancy level for several years under Shurgard management prior to the merger and then under the Public Storage management following the merger. These stabilized facilities are referred to as "Shurgard Same Store Facilities."

     As reflected in a preceding table entitled "Domestic self - storage operations summary" above, the historical operating results for this group of facilities increased significantly for 2007 as compared to 2006 and 2006 as compared to 2005. These increases were primarily the result of having only a partial period's operating results in 2006, from August 23, 2006 (date of the Shurgard Merger) through December 31, 2006, as compared to the entire year ended December 31, 2007.

     To provide additional comparative operating data, the table below sets forth the operations of the Shurgard Same Store Facilities for the entire periods presented without regard to the timing of the Shurgard Merger. We believe that this presentation more effectively portrays how these facilities are performing, notwithstanding that the data presented for the 2006 and 2005 periods do not represent that actual results included in our operations for those periods.


Shurgard Domestic Same Store Facilities: (a)
--------------------------------------------                   Year Ended December 31,              Year Ended December 31,
                                                                                   Percentage                             Percentage
                                                            2007       2006 (a)      Change      2006 (a)     2005 (a)      Change
                                                         -----------  -----------  ----------   ------------ ------------ ----------
Revenues:                                                      (Dollar amounts in thousands, except weighted average amounts)
    Rental income.................................       $  259,588    $  247,634       4.8%    $   247,634  $   236,816       4.6%
    Late charges and administrative fees collected            8,595         8,618      (0.3)%         8,618        8,436       2.2%
                                                         -----------  -----------  ----------   ------------ ------------ ----------
    Total revenues (b)............................          268,183       256,252       4.7%        256,252      245,252       4.5%
                                                         -----------  -----------  ----------   ------------ ------------ ----------
Cost of operations (excluding depreciation expense):
    Property taxes ...............................           25,687        24,798       3.6%         24,798       22,282      11.3%
    Direct property payroll.......................           17,322        28,181     (38.5)%        28,181       29,716      (5.2)%
    Advertising and promotion.....................            6,840         5,639      21.3%          5,639        5,148       9.5%
    Utilities.....................................            7,186         7,135       0.7%          7,135        6,577       8.5%
    Repairs and maintenance.......................            8,031         6,271      28.1%          6,271        5,961       5.2%
    Telephone reservation center..................            2,226           669     232.7%            669            -       -
    Property insurance............................            2,603         1,834      41.9%          1,834        1,404      30.6%
    Other costs of management.....................           17,797        21,475     (17.1)%        21,475       23,832      (9.9%)
                                                         -----------  -----------  ----------   ------------ ------------ ----------
  Total cost of operations (b)....................           87,692        96,002      (8.7)%        96,002       94,920       1.1%
                                                         -----------  -----------  ----------   ------------ ------------ ----------
   Net  operating   income   (excluding   depreciation
   expense) (c)...................................        $ 180,491   $   160,250      12.6%    $   160,250  $   150,332       6.6%
                                                         ===========  ===========  ==========   ============ ============ ==========
Gross margin (before depreciation expense)........           67.3%         62.5%        7.7%         62.5%        61.3%        2.0%
Weighted average for the period:
  Square foot occupancy (d).......................           88.5%         84.4%        4.9%         84.4%        85.2%       (0.9)%
  Realized annual rent per occupied square foot (e)     $    13.46    $    13.46        0.0%    $    13.46   $    12.75        5.6%
  REVPAF (f) (g)..................................      $    11.91    $    11.36        4.8%    $    11.36   $    10.86        4.6%

Weighted average at December 31:
  Square foot occupancy...........................           87.6%         85.2%        2.8%         85.2%        83.9%        1.5%
  In place annual rent per occupied square foot (h)     $    14.47    $    14.38        0.6%    $    14.38           -           -

Total net rentable square feet (in thousands).....          21,797        21,797          -         21,797       21,797          -
Number of facilities..............................             343           343          -            343          343          -


(a) We acquired the Shurgard Same Store facilities in connection with the Shurgard Merger which was completed on August 22, 2006. Included in our consolidated financial statements are only the historical operating results for these facilities from the date of the Shurgard Merger through December 31, 2007, the time that these facilities were owned by us. For comparative purposes, however, the table above includes the historical operating results for these facilities for each of the three years ended December 31, 2007, which includes operations prior to the Shurgard Merger and not included in our consolidated financial statements.

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

(c) Net operating income (excluding depreciation) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation expense. Although depreciation is an operating expense, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation expense in evaluating our operating results. We have not presented depreciation expense for these facilities because the depreciation expense is based upon historical cost, which is substantially different before the merger and after.

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

(h) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts, and excludes late charges and administrative fees. Reliable data for in place annual rent per occupied square foot as of December 31, 2005 is not available.

     On the date of the Shurgard Merger, we successfully installed our real-time property operation system at all U.S. Shurgard locations. As a result, these facilities were immediately integrated into our national call center, website, and management structure and began to benefit from our operating platform.

     On August 30, 2006, the occupancy of the Shurgard Same-Store facilities was approximately 84.1%, as compared to 91.3% for the Public Storage Same-Store facilities. It has been our objective to close this occupancy gap in order to increase REVPAF at the Shurgard facilities. In attempting to accomplish this objective, we significantly expanded our domestic pricing, promotional, and media programs beginning in the fourth quarter of 2006.

     Revenues for the Shurgard Same-Store properties increased 4.7% in 2007 as compared to 2006 and 4.5% in 2006 as compared to 2005. The increase in 2007 is primarily driven by higher occupancy levels as compared to 2006, while the increase in 2006 as compared to 2005 is primarily driven by higher realized rent per occupied square foot.

     We have improved the occupancy of the Shurgard Same-Store Facilities, with average occupancy at December 31, 2007 of 87.6% for the Shurgard Same-Store facilities as compared to 88.1% for the Public Storage same-store pool. As we have raised the occupancy of the Shurgard Same-Store facilities, we have recently been able to be less aggressive on pricing and as a result our trends in realized rent per occupied square foot trends have improved from a reduction of 0.6% in the first nine months of 2007 as compared to the same period in 2006, to a 1.7% increase in the fourth quarter of 2007 as compared to the same period in 2006.

     Property tax expense increased 11.3% in 2006 as compared to 2005, and 3.6% in 2007 as compared to 2006, due to higher assessments following the Shurgard Merger, particularly with respect to properties in California.

     Payroll expense decreased from $29,716,000 in 2005, to $28,181,000 in 2006, and to $17,322,000 in 2007. Prior to the Shurgard Merger, Shurgard paid its property managers higher compensation than what we pay our property managers. From the date of the merger until December 31, 2006, the existing Shurgard employees' compensation levels were "frozen" at their existing levels. Starting January 1, 2007, the former Shurgard employees who remained had their compensation adjusted to the existing Public Storage compensation levels. Because of this pay disparity and our plan to adjust the former Shurgard employees' compensation levels, we expected a significant amount of turnover in the former Shurgard employee ranks following the merger, and as a result we increased the level of "bench" property managers before the merger so that we would have sufficient staffing for the properties. As a result, average pay rates for the property managers staffing the Shurgard properties began declining in Q4 2006, as many of the higher-compensated former Shurgard employees left and were replaced with new employees at the Public Storage compensation levels. This decline, however, was offset partially by the impact of increased numbers of bench personnel. Pay rates dropped further on January 1, 2007 as all employees were adjusted to approximate the Public Storage compensation levels. As a result, the compensation levels paid in 2007 approximate the ongoing compensation levels.

     Overall advertising and promotion increased from $5,148,000 in 2005 to $5,639,000 in 2006 and to $6,840,000 in 2007. As noted previously, we increased advertising and promotional activities immediately following the Shurgard Merger in order to improve the occupancy levels of the facilities acquired in the merger. Shurgard did not employ media advertising and, as a result, there was no media advertising in 2005, as compared to $1,477,000 in 2006 and $3,554,000 in 2007.

     Yellow page expenditures declined from $3,488,000 in 2005, to $3,027,000 in 2006, to $1,910,000 in 2007. These declines reflect the termination of Shurgard's yellow page ads in 2006, and the allocation of the pro-rata portion of Public Storage's aggregate yellow page expenditures following the Shurgard Merger, which did not increase as a result of the Shurgard Merger. Yellow page expenditure incurred for 2007 approximates the ongoing expected level of yellow page costs.

     Utility expense increased 8.5% in 2006 as compared to 2005, and 0.7% in 2007 as compared to 2006. Future levels of utility expenses will be dependent primarily upon current energy prices and changes in demand driven by weather and temperature, both of which are volatile and not predictable.

     Other cost of management, which principally includes supervisory and indirect overhead costs, decreased 9.9% in 2006 as compared to 2005, and 17.1% in 2007 as compared to 2006. These reductions principally represent the synergies created by the merger and the elimination of certain duplicative operating functions.

     OTHER FACILITIES
     ----------------

     In addition to the Public Storage and Shurgard Same Store groups of facilities, at December 31, 2007, we had 325 facilities that were not classified into either of these pools. These properties include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

     The following table summarizes operating data with respect to these facilities.

OTHER FACILITIES                                              Year Ended December 31,                 Year Ended December 31,
                                                       --------------------------------------  -------------------------------------
                                                            2007         2006        Change         2006        2005         Change
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities put in place in 2007...............      $    2,334    $      -      $   2,334    $       -   $       -     $       -
   Facilities put in place in 2006...............         133,077      56,145         76,932       56,145           -        56,145
   Facilities put in place prior to 2006.........          54,972      48,796          6,176       48,796      27,297        21,499
   Deconsolidated Shurgard facilities (a)........           2,442       1,942            500        1,942           -         1,942
   Expansion facilities..........................          82,079      75,319          6,760       75,319      63,540        11,779
                                                       ------------ -----------   -----------  ----------- ------------  -----------
   Total rental income...........................         274,904     182,202         92,702      182,202      90,837        91,365
                                                       ------------ -----------   -----------  ----------- ------------  -----------
Cost of operations before depreciation and
 amortization expense:
   Facilities put in place in 2007...............            1,351          -          1,351            -           -             -
   Facilities put in place in 2006...............           49,339     21,534         27,805       21,534           -        21,534
   Facilities put in place prior to 2006.........           18,134     17,418            716       17,418      10,664         6,754
   Deconsolidated Shurgard facilities (a)........            1,017        813            204          813           -           813
   Expansion facilities..........................           29,020     27,009          2,011       27,009      23,280         3,729
                                                       ------------ -----------   -----------  ----------- ------------  -----------
   Total cost of operations                                 98,861     66,774         32,087       66,774      33,944        32,830
                                                       ------------ -----------   -----------  ----------- ------------  -----------
Net operating income before depreciation and
    amortization expense:
   Facilities put in place in 2007...............              983          -            983            -           -             -
   Facilities put in place in 2006...............           83,738     34,611         49,127       34,611           -        34,611
   Facilities put in place prior to 2006.........           36,838     31,378          5,460       31,378      16,633        14,745
   Deconsolidated Shurgard facilities (a)........            1,425      1,129            296        1,129           -         1,129
   Expansion facilities..........................           53,059     48,310          4,749       48,310      40,260         8,050
                                                       ------------ -----------   -----------  ----------- ------------  -----------
   Total net operating income before depreciation
      and amortization expense (b)..............           176,043    115,428         60,615      115,428      56,893        58,535
Depreciation and amortization expense............         (122,230)   (75,512)       (46,718)     (75,512)    (22,950)      (52,562)
                                                       ------------ -----------   -----------  ----------- ------------  -----------
   Net operating income..........................      $    53,813   $ 39,916      $  13,897    $  39,916   $  33,943     $   5,973
                                                       ============ ===========   ===========  =========== ============  ===========
Weighted average square foot occupancy during the
period:
   Facilities put in place in 2007...............           57.0%         -             -            -            -             -
   Facilities put in place in 2006...............           83.7%       79.6%          5.2%        79.6%          -             -
   Facilities put in place prior to 2006.........           85.9%       82.7%          3.9%        82.7%        76.5%          8.1%
   Deconsolidated Shurgard facilities (a)........           88.7%       85.1%          4.2%        85.1%          -             -
   Expansion facilities                                     81.4%       79.8%          2.0%        79.8%        81.6%         (2.2)%
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                            83.2%       80.4%          3.5%        80.4%        79.6%          1.0%
                                                       ============ ===========   ===========  =========== ============  ===========


OTHER FACILITIES                                              Year Ended December 31,                 Year Ended December 31,
                                                            2007        2006         Change         2006        2005         Change
                                                       ------------ -----------   -----------  ----------- ------------  -----------

Weighted average realized annual rent per occupied
square foot for the period:
   Facilities put in place in 2007...............      $    14.64    $       -          -       $       -   $       -          -
   Facilities put in place in 2006...............           11.80        12.10       (2.5)%         12.10           -          -
   Facilities put in place prior to 2006 ........           14.03        12.87        9.0%          12.87       11.53       11.6%
   Deconsolidated Shurgard facilities (a)........            9.48         9.81       (3.4)%          9.81           -           -
   Expansion facilities                                     11.59        11.27        2.8%          11.27       11.76        (4.2)%
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                       $    12.16    $   11.94        1.8%      $   11.94   $   11.68        2.2%
                                                       ============ ===========   ===========  =========== ============  ===========
In place annual rent per occupied square foot at
December 31:
   Facilities put in place in 2007...............      $    15.29    $       -          -       $       -   $       -          -
   Facilities put in place in 2006...............           13.72        12.68        8.2%          12.68           -          -
   Facilities put in place prior to 2006 ........           15.69        14.49        8.3%          14.49       13.52        7.2%
   Deconsolidated Shurgard facilities (a)........            8.82        10.46      (15.7)%         10.46           -          -
   Expansion facilities                                     13.92        12.48       11.5%          12.48       13.24       (5.7)%
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                       $    14.16    $   12.97        9.2%      $   12.97   $   13.35       (2.8)%
                                                       ============ ===========   ===========  =========== ============  ===========
At December 31:
    Number of Facilities:
      Facilities put in place in 2007............              10            -         10               -           -          -
      Facilities put in place in 2006 (c)........             166          166          -             166           -        166
      Facilities put in place prior to 2006 .....              58           58          -              58          58          -
      Deconsolidated Shurgard facilities (a).....               5           11         (6)             11           -         11
      Expansion facilities.......................              86           87         (1)             87          87          -
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                              325          322          3             322         145        177
                                                       ============ ===========   ===========  =========== ============  ===========
    Net rentable square feet (in thousands):
      Facilities put in place in 2007............             679            -        679               -           -          -
      Facilities put in place in 2006............          12,057       12,057          -          12,057           -     12,057
      Facilities put in place prior to 2006......           4,352        4,352          -           4,352       4,352          -
      Deconsolidated Shurgard facilities (a).....             268          624       (356)            624           -        624
      Expansion facilities.......................           7,893        7,391        502           7,391       6,889        502
                                                       ------------ -----------   -----------  ----------- ------------  -----------
                                                           25,249       24,424        825          24,424      11,241     13,183
                                                       ============ ===========   ===========  =========== ============  ===========

(a) Represents the operations of 11 facilities acquired in the Shurgard Merger which we discontinued consolidation in our financial statements effective May 24, 2007. On November 15, 2007, we acquired a controlling ownership position in five of these previously deconsolidated facilities, and recommenced consolidation of these properties effective November 15, 2007. The operations for these 11 facilities from August 23, 2006 through May 24, 2007, combined with the operations of the five facilities that we recommenced consolidation after November 15, 2007, are included in this table. The revenues and expenses, respectively, of these five facilities that we consolidate at December 31, 2007 was $2,063,000 and $965,000, respectively for the year ended December 31, 2007, notwithstanding that only a partial period of operations was included in the table above.

(b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 14 to our December 31, 2007 consolidated financial statements, "Segment Information." Although depreciation and amortization expense are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(c) Includes 133 facilities acquired in the Shurgard Merger which are not stabilized, as well as 33 other facilities that were acquired or newly developed in 2006.

     The properties denoted under "Facilities put in place in 2007" and "Facilities put in place in 2006" were put into operation within the Public Storage system at various dates throughout each period presented. Accordingly, rental income, cost of operations, depreciation and amortization, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at December 31, 2007 and 2006, reflect the amounts for those facilities we owned at each of those respective dates.

     In 2007, we acquired seven facilities, in single property transactions, for an aggregate cost of $72,787,000. These facilities contain in aggregate approximately 511,000 net rentable square feet, with one facility located in Hawaii and the remainder in California. In addition, we completed development of three facilities with aggregate square footage of approximately 168,000 and cost of $16,051,000.

     In 2006, in addition to the facilities we acquired in the Shurgard Merger, we acquired a total of 12 self-storage facilities, each in single property transactions. These 12 facilities contain in aggregate approximately 877,000 net rentable square feet and were acquired for an aggregate cost of $103,544,000. These facilities are located in California, Florida, Illinois, New York,
Virginia, New Jersey, Delaware, Georgia, and Colorado. Effective January 1, 2006, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for on the equity method, which owned 16 facilities with 879,000 net rentable square feet. We also opened 5 newly developed facilities in 2006.

     In 2005, we acquired a total of 32 self-storage facilities, principally in single-property transactions, for an aggregate cost of $254,549,000. These facilities contain in the aggregate approximately 2,390,000 net rentable square feet and are located principally in the Atlanta, Chicago, Miami, and New York metropolitan markets.

     Effective May 24, 2007, due to a loss in control of the related partnerships that owned these facilities, we began deconsolidating 11 facilities with an aggregate of 624,000 net rentable square feet (referred to hereinafter as "The Deconsolidated Shurgard Properties") that we had originally acquired in the Shurgard Merger. On November 15, 2007, as a result of acquiring a controlling ownership interest, we recommenced consolidating five of these 11 facilities in our operations. The operating results for these facilities are included in the table above for the period each respective facility was consolidated. Our pro-rata share of the operating results of the Deconsolidated Shurgard Properties for the periods they were not consolidated are presented in Equity in Earnings of Real Estate Entities.

     We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. Our acquisitions consist of facilities that have been operating for a number of years as well as newly constructed facilities that were in the process of filling up to stabilized occupancy levels. In either case, we have been able to leverage off of our operating strategies and improve the occupancy levels of the facilities, or with respect to the newly developed facilities we have been able to accelerate the fill-up pace.

     We expect that our non-stabilized facilities will continue to provide earnings growth during 2007 and into 2008 as these facilities continue to improve their occupancy levels as well as realized rental rates.

     The Expansion facilities represent facilities that have been or are in the process of being expanded in terms of their square footage. We have spent an aggregate of $50,625,000 and $45,300,000 in expanding our facilities in 2007 and 2006, respectively.

     Our level of new development starts has declined significantly in the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

     EUROPEAN SELF-STORAGE OPERATIONS
     --------------------------------

     In the Shurgard Merger, we acquired 160 facilities located in seven Western European countries with an aggregate of 8,385,000 net rentable square feet. Since the Shurgard Merger, we opened 15 additional self-storage facilities in Europe with an aggregate of 785,000 net rentable square feet. In addition, during 2007, we discontinued a facility (55,000 net rentable square feet) located in France. At December 31, 2007, our European operations comprise 174 facilities with an aggregate of 9,115,000 net rentable square feet, of which, 96 of these facilities are referred to as the Europe Same Store Facilities (defined below). The portfolio consists of 104 facilities are wholly owned facilities and 70 facilities owned by the two joint venture partnerships, in which we have a 20% equity interest.

     The following table summarizes certain financial data with respect to our self-storage operations from the date of the Shurgard Merger (August 23, 2006) through December 31, 2006:

Europe self - storage operations summary:                 Year Ended December 31,
-----------------------------------------
                                                                             Percentage
                                                      2007         2006        Change
                                                   ------------ ------------ -----------
                                                     (Dollar amounts in thousands)
Rental income:
   Same Store Facilities - Shurgard Europe (a).    $   128,278  $    41,133     211.9%
   Other wholly-owned facilities (b) (c).......          9,024        3,208     181.3%
   Joint Venture Facilities (c) (d)............         56,977       15,122     276.8%
                                                   ------------ ------------ -----------
     Total rental income.......................        194,279       59,463     226.7%
                                                   ------------ ------------ -----------
Cost of operations before depreciation and
    amortization expense (e):
   Same Store Facilities - Shurgard Europe.....         51,417       17,303     197.2%
   Other wholly-owned facilities...............          3,523        1,237     184.8%
   Joint Venture Facilities....................         37,305       11,610     221.3%
                                                   ------------ ------------ -----------
      Total cost of operations.................         92,245       30,150     206.0%
                                                   ------------ ------------ -----------
Net operating income (loss) before depreciation
    and amortization expense (e):
   Same Store Facilities - Shurgard Europe.....         76,861       23,830     222.5%
   Other wholly-owned facilities...............          5,501        1,971     179.1%
   Joint Venture Facilities....................         19,672        3,512     460.1%
                                                   ------------ ------------ -----------
   Total net operating income before
        depreciation and amortization expense (e)      102,034       29,313     248.1%
Depreciation and amortization expense..........       (130,924)     (59,524)    120.0%
                                                   ------------ ------------ -----------
Net operating loss.............................    $   (28,890) $   (30,211)      4.4%
                                                   ============ ============ ===========


Europe self - storage operations summary:
   (Continued)
                                                        Year Ended December 31,
                                                                             Percentage
                                                      2007         2006        Change
                                                   ------------ ------------ -----------
 Weighted average square foot occupancy during
   the period:
     Same Store Facilities - Shurgard Europe...         89.8%        88.6%       1.4%
     Other wholly-owned facilities.............         87.2%        90.3%      (3.4)%
     Joint Venture Facilities..................         73.8%        72.8%       1.4%
                                                   ------------ ------------ -----------
                                                        83.7%        83.4%       0.4%
                                                   ============ ============ ===========
At December 31:
   Number of Facilities:
     Same Store Facilities - Shurgard Europe...           96           96          -
     Other wholly-owned facilities.............            8            7       14.3%
     Joint Venture Facilities..................           70           62       12.9%
                                                   ------------ ------------ -----------
                                                         174          165        5.5%
                                                   ============ ============ ===========
   Net rentable square feet (in thousands):
     Same Store Facilities - Shurgard Europe...        5,286        5,286          -
     Other wholly-owned facilities.............          378          297       27.3%
     Joint Venture Facilities..................        3,451        3,106       11.1%
                                                   ------------ ------------ -----------
                                                       9,115        8,689        4.9%
                                                   ============ ============ ===========

(a) The European Same Store facilities, described below, are comprised of 96 facilities that are wholly-owned.

(b) The other wholly-owned facilities include eight facilities that we wholly own, which are not considered European Same Store facilities.

(c) Nine facilities were acquired or developed during 2007 for an aggregate of approximately $90,075,000. Our joint ventures own eight of these facilities with aggregate development costs of $81,185,000.

(d) The joint ventures, in which we have a 20% equity interest, own 70 facilities which were acquired or developed from 2003 to 2007.

(e) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our commercial property segment is presented in Note 14 to our consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization expense for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

     Amounts presented in the table above reflect significant increases in revenues and cost of operations, in 2007 as compared to 2006, and 2006 as compared to 2005, due to the Shurgard Merger which was completed on August 23, 2006 (see Note 3 to the consolidated financial statements). The operating results of all of the facilities acquired in the merger and located in Europe are included in our financial statements and in the table above for periods after the merger.

     The Joint Venture opened eight facilities in 2007 with an aggregate development cost of $81,185,000. Revenues and expenses presented in the table above with respect to these properties totaled $869,000 and $2,347,000, respectively.

     The operating data presented in the table below reflect the historical data through August 22, 2006, the period for which the 96 facilities were operated by Shurgard, combined with the historical data from August 23, 2006 through

December 31, 2007, the period operated under Public Storage. In addition, the table utilizes the average exchange rates for the year ended December 31, 2007, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations. As a result, the data presented below does not reflect the actual results included in our operations for 2005, 2006, and 2007.


Selected Operating Data for the 96 facilities
----------------------------------------------
operated by Shurgard Europe on a stabilized basis
-------------------------------------------------
since January 1, 2005 ("Europe Same Store
-----------------------------------------
Facilities"): (a)                                              Year Ended December 31,                   Year Ended December 31,
--------------                                          -------------------------------------- -------------------------------------
                                                                                    Percentage                           Percentage
                                                           2007          2006         Change       2006         2005       Change
                                                        ------------ ------------  ----------- ------------ ------------ -----------
                                                              (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (b)
Revenues:
    Rental income.................................      $   127,001  $    116,260       9.2%   $   116,260   $   103,040      12.8%
    Late charges and administrative fees collected            1,277         1,127      13.3%         1,127           963      17.0%
                                                        ------------ ------------  ----------- ------------ ------------ -----------
    Total revenues (c)............................          128,278       117,387       9.3%       117,387       104,003      12.9%

Cost of operations (excluding depreciation and
 amortization expense):
    Property taxes ...............................            5,746         5,352       7.4%         5,352         4,975       7.6%
    Direct property payroll.......................           15,035        16,614     (9.5)%        16,614        15,294       8.6%
    Advertising and promotion.....................            4,050         5,832    (30.6)%         5,832         7,639     (23.7)%
    Utilities.....................................            2,986         3,229     (7.5)%         3,229         3,024       6.8%
    Repairs and maintenance.......................            3,373         3,602     (6.4)%         3,602         3,540       1.8%
    Property insurance............................            1,213         1,564    (22.4)%         1,564         1,658      (5.7)%
    Other costs of operations.....................           19,014        18,746       1.4%        18,746        22,119     (15.2)%
                                                        ------------ ------------  ----------- ------------ ------------ -----------
  Total cost of operations (c)....................           51,417        54,939     (6.4)%        54,939        58,249      (5.7)%
                                                        ------------ ------------  ----------- ------------ ------------ -----------
   Net operating income  (excluding  depreciation and
   amortization expense) (d)......................      $   76,861   $    62,448       23.1%   $   62,448    $    45,754      36.5%
                                                        ============ ============  =========== ============ ============ ===========
Gross margin (before  depreciation  and  amortization
expense)..........................................            59.9%         53.2%      12.6%         53.2%         44.0%      20.9%
Weighted average for the period:
  Square foot occupancy (e).......................            89.8%         85.2%       5.4%         85.2%         78.5%       8.5%
  Realized annual rent per occupied square foot (f)          $26.75        $25.81       3.6%        $25.81        $24.83       3.9%
  REVPAF (g) (h)..................................           $24.03        $21.99       9.3%        $21.99        $19.49      12.8%

Weighted average at December 31:
  Square foot occupancy...........................            89.0%         89.1%     (0.1)%         89.1%         82.2%       8.4%
  In place annual rent per occupied square foot (i)          $30.95        $28.68       7.9%        $28.68        $27.94       2.6%
Total net rentable square feet (in thousands).....            5,286         5,286         -          5,286         5,286         -



(a) We acquired the Shurgard Europe Same Store facilities in connection with the Shurgard Merger which was completed on August 22, 2006. Included in our consolidated financial statements are only the historical operating results for these facilities from the date of the Shurgard Merger through December 31, 2007, the time that these facilities were owned by us. For comparative purposes, however, the table above includes the historical operating results for these facilities for each of the three years ended December 31, 2007, which includes operations prior to the Shurgard Merger and not included in our consolidated financial statements.

(b) The majority of our European operations are denominated in Euros. For comparative purposes, amounts for 2005, 2006, and 2007 are translated at constant exchange rates representing the average exchange rates for the year ended December 31, 2007. The average exchange rate for the Euro was approximately 1.3698 during 2007. The amounts that are included in our consolidated financial statements are based upon the actual exchange rate for each period.

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

(d) Net operating income (excluding depreciation and amortization expense) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results. We have not presented depreciation and amortization expense for these facilities because the depreciation and amortization expense is based upon historical cost, which is substantially different before the merger and after.

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

     The Europe Same Store properties continue to reflect above average growth. With occupancy stabilized at above 90%, we believe we have pricing power and expect to generate additional growth through rental rate increases. The properties are also benefiting from expense control, resulting in negative expense growth. The European team is selectively adapting various operating strategies we use in the U.S. and incorporating them into their operating model.

     The following table sets forth certain regional trends in the Europe Same Store facilities:

                                                        Year Ended December 31,                Year Ended December 31,
                                                  ----------------------------------- ---------------------------------------
                                                                           Percentage                             Percentage
                                                     2007         2006       Change       2006        2005          Change
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                         (Dollar amounts in thousands, except per square foot amounts, utilizing constant exchange rates)
Rental income:
   Belgium.....................................    $  15,969    $  14,734     8.4%    $  14,734     $  14,008        5.2%
   Denmark.....................................        5,845        5,180     12.8%       5,180         4,408       17.5%
   France......................................       32,631       30,194      8.1%      30,194        27,975        7.9%
   Netherlands.................................       26,007       23,264     11.8%      23,264        19,943       16.7%
   Sweden......................................       26,961       25,150      7.2%      25,150        21,235       18.4%
   United Kingdom..............................       20,865       18,865     10.6%      18,865        16,434       14.8%
                                                  -----------  ----------- ---------- -----------  -----------   ------------
     Total rental income.......................    $ 128,278    $ 117,387      9.3%   $ 117,387     $ 104,003       12.9%
                                                  ===========  =========== ========== ===========  ===========   ============
Cost of operations before depreciation and
    amortization expense:
   Belgium.....................................    $   6,776    $   7,443    (9.0)%   $   7,443     $   7,256        2.6%
   Denmark.....................................        2,065        2,622   (21.2)%       2,622         2,855      (8.2)%
   France......................................       14,274       14,657    (2.6)%      14,657        15,793      (7.2)%
   Netherlands.................................       10,000       10,900    (8.3)%      10,900        11,894      (8.4)%
   Sweden......................................       10,295       11,024    (6.6)%      11,024        12,247     (10.0)%
   United Kingdom..............................        8,007        8,293    (3.4)%       8,293         8,204        1.1%
                                                  -----------  ----------- ---------- -----------  -----------   ------------
     Total cost of operations before
     depreciation and amortization expense.....    $  51,417    $  54,939    (6.4)%   $  54,939     $  58,249      (5.7)%
                                                  ===========  =========== ========== ===========  ===========   ============

(continued)

                                                        Year Ended December 31,                Year Ended December 31,
                                                  ----------------------------------- ---------------------------------------
                                                                           Percentage                             Percentage
                                                     2007         2006       Change       2006        2005          Change
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                           (Dollar amounts in thousands, except per square foot amounts)

Net operating income:
Belgium........................................    $   9,193    $   7,291      26.1%  $   7,291     $   6,752       8.0%
Denmark........................................        3,780        2,558      47.8%      2,558         1,553      64.7%
France.........................................       18,357       15,537      18.2%     15,537        12,182      27.5%
Netherlands....................................       16,007       12,364      29.5%     12,364         8,049      53.6%
Sweden.........................................       16,666       14,126      18.0%     14,126         8,988      57.2%
United Kingdom.................................       12,858       10,572      21.6%     10,572         8,230      28.5%
                                                  -----------  ----------- ---------- -----------  -----------   ------------
Total net operating income.....................    $  76,861   $   62,448      23.1%  $  62,448     $  45,754      36.5%
                                                  ===========  =========== ========== ===========  ===========   ============
Weighted average occupancy levels for the period:
   Belgium.....................................        87.1%        80.6%       8.1%      80.6%         76.4%       5.5%
   Denmark.....................................        93.5%        90.8%       3.0%      90.8%         85.4%       6.3%
   France......................................        90.3%        87.3%       3.4%      87.3%         83.4%       4.7%
   Netherlands.................................        88.7%        83.3%       6.5%      83.3%         72.3%      15.2%
   Sweden......................................        91.9%        89.3%       2.9%      89.3%         80.9%      10.4%
   United Kingdom..............................        90.1%        82.7%       8.9%      82.7%         76.8%       7.7%
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                       89.8%        85.2%       5.4%      85.2%         78.5%       8.5%
                                                  ===========  =========== ========== ===========  ===========   ============
Weighted average realized annual rent per
    occupied square foot:
   Belgium.....................................    $   17.91   $    17.90       0.1%  $   17.90     $   17.97       (0.4)%
   Denmark.....................................        29.50        26.98       9.3%      26.98         24.33       10.9%
   France......................................        28.87        27.57       4.7%      27.57         26.75        3.1%
   Netherlands.................................        24.81        23.65       4.9%      23.65         23.39        1.1%
   Sweden......................................        25.92        24.92       4.0%      24.92         23.23        7.3%
   United Kingdom..............................        42.36        41.71       1.6%      41.71         39.21        6.4%
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                   $   26.75   $    25.81       3.6%  $   25.81     $   24.83        3.9%
                                                  ===========  =========== ========== ===========  ===========   ============
Net rentable square feet (in thousands):
   Belgium.....................................          999          999         -         999           999          -
   Denmark.....................................          210          210         -         210           210          -
   France......................................        1,236        1,236         -       1,236         1,236          -
   Netherlands.................................        1,172        1,172         -       1,172         1,172          -
   Sweden......................................        1,130        1,130         -       1,130         1,130          -
   United Kingdom..............................          539          539         -         539           539          -
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                       5,286        5,286         -       5,286         5,286          -
                                                  ===========  =========== ========== ===========  ===========   ============
Number of facilities:
   Belgium.....................................           17           17         -          17            17          -
   Denmark.....................................            4            4         -           4             4          -
   France......................................           23           23         -          23            23          -
   Netherlands.................................           22           22         -          22            22          -
   Sweden......................................           20           20         -          20            20          -
   United Kingdom..............................           10           10         -          10            10          -
                                                  -----------  ----------- ---------- -----------  -----------   ------------
                                                          96           96         -          96            96          -
                                                  ===========  =========== ========== ===========  ===========   ============

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


     The following table sets forth our ancillary operations:

                                            Year Ended December 31,                   Year Ended December 31,
                                       -----------------------------------     --------------------------------------
                                         2007          2006       Change           2006         2005       Change
                                       ----------- ----------- -----------     -----------  ------------  -----------
                                                                  (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....    $  60,411  $   37,520   $  22,891       $  37,520   $   $24,889   $  12,631
    Merchandise sales...............       37,283      26,806      10,477          26,806        22,464       4,342
    Containerized storage ..........       14,963      16,345      (1,382)         16,345        16,497        (152)
    Truck rentals...................       12,057      13,689      (1,632)         13,689        13,853        (164)
    Commercial property operations..       15,101      12,683       2,418          12,683        11,351       1,332
    Property management.............        2,685       2,472         213           2,472         2,967        (495)
                                       ----------- ----------- -----------     -----------  ------------  -----------
       Total revenues...............      142,500     109,515      32,985         109,515        92,021      17,494
                                       ----------- ----------- -----------     -----------  ------------  -----------
Cost of operations:
    Tenant reinsurance..............       17,180      14,794       2,386          14,794         8,234       6,560
    Merchandise sales...............       28,810      23,204       5,606          23,204        18,773       4,431
    Containerized storage...........       12,995      13,554        (559)         13,554        12,886         668
    Truck rentals...................       14,682      12,622       2,060          12,622        12,733        (111)
    Commercial property operations..        5,722       5,167         555           5,167         4,405         762
    Property management.............          249         187          62             187           638        (451)
                                       ----------- ----------- -----------     -----------  ------------  -----------
       Total cost of operations.....       79,638      69,528      10,110          69,528        57,669      11,859
                                       ----------- ----------- -----------     -----------  ------------  -----------
Depreciation:
    Tenant reinsurance..............            -           -           -               -             -           -
    Merchandise sales...............            -           -           -               -             -           -
    Containerized storage..........          (736)       (847)        111            (847)       (2,808)      1,961
    Truck rentals...................            -           -           -               -             -           -
    Commercial property operations..       (2,570)     (2,355)       (215)         (2,355)       (2,243)       (112)
    Property management.............            -           -           -               -             -           -
                                       ----------- ----------- -----------     -----------  ------------  -----------
       Total depreciation...........       (3,306)     (3,202)        104          (3,202)       (5,051)      1,849
                                       ----------- ----------- -----------     -----------  ------------  -----------
Net Income (loss):
    Tenant reinsurance..............       43,231      22,726      20,505          22,726        16,655       6,071
    Merchandise sales...............        8,473       3,602       4,871           3,602         3,691         (89)
    Containerized storage...........        1,232       1,944        (712)          1,944           803       1,141
    Truck rentals...................       (2,625)      1,067      (3,692)          1,067         1,120         (53)
    Commercial property operations..        6,809       5,161       1,648           5,161         4,703         458
    Property management.............        2,436       2,285         151           2,285         2,329         (44)
                                       ----------- ----------- -----------     -----------  ------------  -----------
    Total net income................    $  59,556  $   36,785   $  22,771       $  36,785   $    29,301   $   7,484
                                       =========== =========== ===========     ===========  ============  ============


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

     The significant increase in tenant reinsurance operations is due primarily to the increase in properties associated with the Shurgard Merger. In 2007 and 2006, respectively, tenant insurance revenues included $9,560,000 and $3,243,000 with respect to the Shurgard facilities in the U.S. and $9,605,000 and $2,731,000, respectively, in tenant insurance revenues with respect to facilities in Europe.

     Further contributing to our increase in tenant reinsurance revenues were higher rates, and an increase in the percentage of our existing tenants retaining such policies, with respect to our ongoing tenant insurance activities in the U.S. Approximately 45.5%, 35.1%, and 32.4% of our tenants had such policies during 2007, 2006, and 2005, respectively.

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

     MERCHANDISE AND TRUCK RENTAL OPERATIONS: Our subsidiaries sell locks, boxes, and packing supplies to our tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations in the U.S., our subsidiaries maintain trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

     These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

     The primary factor impacting the level of operations of these activities is the level of customer traffic at our self-storage facilities, including the level of move-ins. The significant increase in merchandise revenues is due primarily to the increase in properties associated with the Shurgard Merger. In 2007 and 2006, respectively, merchandise revenues included $8,477,000 and $2,674,000 with respect to the Shurgard facilities in the United States; and $7,963,000 and $2,390,000, respectively, in merchandise revenues with respect to Shurgard Europe. In 2007 and 2006, respectively, truck revenues included $1,694,000 and $795,000 with respect to the Shurgard facilities in the U.S.

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

     Our commercial operations are comprised of 1,455,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities. The significant increase in commercial property revenues is due principally to commercial space in the facilities we acquired in the Shurgard Merger in the U.S.

     Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for 2008.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in five limited partnerships at December 31, 2007 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the year ended December 31, 2007 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical summary:                               Year Ended December 31,                    Year Ended December 31,
-------------------                        -------------------------------------   ------------------------------------
                                               2007         2006        Change        2006         2005        Change
                                           -----------   ----------  -----------   -----------  -----------  ----------
                                                                        (Amounts in thousands)
Property operations:
  PSB                                      $  82,279     $  73,850   $   8,429     $  73,850    $  68,768    $   5,082
  Consistent investments (1).............      3,322         3,256          66         3,256        2,951          305
  Other Investments (2)..................      1,556             -       1,556             -        5,229       (5,229)
                                           -----------   ----------  -----------   -----------  -----------  ----------
                                              87,157        77,106      10,051        77,106       76,948          158
                                           -----------   ----------  -----------   -----------  -----------  ----------
Depreciation:
  PSB....................................    (43,316)      (37,919)     (5,397)      (37,919)     (33,593)      (4,326)
  Consistent investments (1).............     (1,033)         (971)        (62)         (971)        (993)          22
  Other Investments (2)..................       (958)            -        (958)            -         (839)         839
                                           -----------   ----------  -----------   -----------  -----------  ----------
                                             (45,307)      (38,890)     (6,417)      (38,890)     (35,425)      (3,465)
                                           -----------   ----------  -----------   -----------  -----------  ----------
Other: (3)
  PSB (4)................................    (28,461)      (26,167)     (2,294)      (26,167)     (16,418)      (9,749)
  Consistent investments (1).............        (53)         (154)        101          (154)         (79)         (75)
  Other Investments (2)..................       (598)            -        (598)            -         (143)         143
                                           -----------   ----------  -----------   -----------  -----------  ----------
                                             (29,112)      (26,321)     (2,791)      (26,321)     (16,640)      (9,681)
                                           -----------   ----------  -----------   -----------  -----------  ----------
Total equity in earnings of real estate
 entities:
  PSB....................................     10,502         9,764         738         9,764       18,757       (8,993)
  Consistent investments (1).............      2,236         2,131         105         2,131        1,879          252
  Other Investments (2)..................          -             -           -             -        4,247       (4,247)
                                           -----------   ----------  -----------   -----------  -----------  ----------
                                           $  12,738      $ 11,895   $     843      $ 11,895      $24,883    $ (12,988)
                                           ===========   ==========  ===========   ===========  ===========  ==========

(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the years ended December 31, 2007, 2006 and 2005, including our investment in the Acquisition Joint Venture that is accounted for on the equity method of accounting (see Note 8 to our consolidated financial statements).

(2) On January 1, 2006, we commenced consolidating the accounts of three limited partnerships that we had previously accounted for under the equity method of accounting. Accordingly, equity in income with respect to these partnerships ceased effective January 1, 2006. In addition, as described in
     Note 2 to our consolidated financial statements, we deconsolidated certain investments in limited partnerships owning 11 properties effective May 24, 2007, and equity in earnings with respect to these partnerships commenced effective May 24, 2007. We subsequently acquired interests in certain of these deconsolidated partnerships owning five properties and recommenced consolidating these interests effective November 17, 2007.

(3) "Other" reflects our share of general and administrative expense, interest expense, interest income, and other non-property; non-depreciation related operating results of these entities.

(4) "Other" with respect to PSB also includes our pro-rata share of gains on sale of real estate assets, impairment charges relating to pending sales of real estate and the impact of PSB's application of the SEC's clarification of EITF Topic D-42 on redemptions of preferred securities.

     Our investment in PSB has remained consistent throughout the years ended December 31, 2007, 2006 and 2005). Throughout 2005, 2006 and 2007, we owned
5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. At December 31, 2007, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at December 31, 2007 pursuant to property management agreements.

     Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

     The "Consistent Investments" are comprised primarily of our equity in earnings from four limited partnerships, as well as our equity in earnings of two properties owned by the Acquisition Joint Venture as described more fully in
Note 8 to our consolidated financial statements. We held an approximate consistent level of equity interest throughout 2005, 2006, and 2007. The Company formed the four limited partnerships during the 1980's and is the general partner of these partnerships, and we entered into the Acquisition Joint Venture in 2004. We manage each of these facilities for a management fee that is included in "Ancillary operations." The limited partners of the four partnerships consist of numerous individual investors, including the Company, which throughout the 1990's acquired units of limited partnership interests in these limited partnerships in various transactions.

     Our future earnings with respect to the "Consistent Investments" will be dependent upon the operating results of the 22 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to our consolidated financial statements for the operating results of these entities for the years ended December 31, 2007, 2006, and 2005.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $11,417,000 in 2007, $31,799,000 in 2006, and $16,447,000 in 2005. Interest and other income has decreased in 2007 as compared to 2006 principally as a result of lower cash balances invested in interest bearing accounts, offset by slightly higher interest rates. Interest and other income increased in 2006 as compared to 2005 principally as a result of higher average cash balances invested in interest bearing accounts at higher interest rates. The changes in average cash balances are primarily due to the timing of investing retained cash into real estate assets; in the case of 2006, we had significant cash balances from proceeds from preferred equity issuances completed in anticipation of the Shurgard Merger.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $622,410,000, $437,568,000 and $196,153,000 for the years ended December 31,
2007, 2006 and 2005, respectively.

     The increases in depreciation and amortization expense in 2007 and 2006 are due primarily to the amortization of intangibles acquired primarily in the Shurgard Merger totaling $247,844,000 in 2007 and $175,944,000 in 2006. These intangible assets represent the value of the storage tenants in place at the time of the merger, and are being amortized relative to the expected future benefit of the tenants in place to each period. These increases also reflect depreciation of the buildings acquired in the Shurgard Merger, totaling approximately $142,800,000 in 2007 and $61,703,000 in 2006. In addition, we acquired and opened for operations additional self-storage facilities in 2005, 2006, and 2007, resulting in increased depreciation expense of the buildings of these facilities. Depreciation expense in 2007 with respect to facilities acquired or opened for operations in 2007 totaled $2,206,000. We expect the depreciation expense with respect to these facilities to approximate $4,361,000 in 2008.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $59,749,000, $84,661,000, and $21,115,000 for the years ended December 31, 2007,
2006 and 2005 respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, employee severance, and stock-based compensation.

     General and administrative expense includes the following items that vary depending upon our activities: a) costs and expenses totaling $5,300,000 and $44,010,000, respectively, during 2007 and 2006, incurred in connection with the integration of Shurgard and Public Storage b) costs for cancelled development projects in the U.S. and Europe totaling $2,120,000 and $10,211,000 in 2007 and 2006, respectively; c) $9,600,000 related to our proposed offering of shares in our European business in 2007; d) $2,019,000 associated with our reorganization as a Maryland REIT in 2007; e) $1,900,000 in additional incentive compensation in 2007; and f) contract termination fees of $2,213,000 in 2006. In addition, with the Shurgard Merger, we began to incur general and administrative expense relating to the management and administration of the European operations, which are operated under a separate management team.

     Restricted stock and stock option expense amounted to approximately $8,511,000, $6,309,000, and $4,758,000 for the years ended December 31, 2007,
2006 and 2005, respectively.

     INTEREST EXPENSE: Interest expense was $63,671,000, $33,062,000, and $8,216,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The increases in interest expense in 2006 and 2007 are primarily due to $24,855,000 and $58,656,000 in interest incurred on the debt and other obligations we assumed in the Shurgard Merger. See also Notes 7 and 8 to our consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $4,746,000, $2,716,000, and $2,820,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with our development activities. Included in the interest capitalized for 2007 and 2006 is $2,710,000 and $935,000, respectively, in connection with our development activities in Europe.

     GAIN ON DISPOSITION OF REAL ESTATE INVESTMENTS: During 2007, 2006, and 2005 we have recorded gains on sale of assets, principally partial condemnations and other disposals of real estate facilities, totaling $1,354,000, $2,177,000, and $3,099,000, respectively, in 2007, 2006, and 2005.

     In addition, on May 14, 2007, one of our European subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 during 2007, representing the excess of the sales proceeds less the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments in our accompanying consolidated statements of income.

     FOREIGN EXCHANGE GAIN: At December 31, 2007, our European subsidiaries owed approximately (euro)377.7 million ($555.9 million as of December 31, 2007) to our domestic subsidiaries. The loans are eliminated in consolidation for financial reporting purposes. We expect our European subsidiaries to obtain external financing in the next 12 to 24 months, which will fund the repayment of the loans. The loans, which are denominated in Euros, have not been hedged. The amount of US dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated US dollars to be received caused by fluctuation in currency rates during 2007, foreign currency translation gains of $57.6 million were recorded in 2007. The U.S. Dollar exchange rate relative to the Euro was approximately 1.319 and 1.472 at December 31, 2006 and 2007, respectively.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the level of our intercompany debt and our continued expectation with respect to repaying intercompany debt.

     HURRICANE CASUALTY GAIN OR LOSS: Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005. During 2005, we recorded a casualty loss of $1,917,000 related to damage to our properties from hurricanes.

     INCOME FROM DERIVATIVES, NET: This represents the net gain or loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133, combined with net payments from derivative instruments. We recognized net income of $851,000 and $3,926,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in income in 2006 is due to the extinguishment of certain derivatives on January 2, 2007 and, as a result, no further gains or losses or net payments resulted for these derivatives. We do not expect any significant activity in these derivatives in 2008.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income that is allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2007:

                                              Year Ended December 31                 Year Ended December 31,
                                              -----------------------                -----------------------
                                                2007         2006        Change        2006         2005        Change
                                              ----------   ----------  ----------    ----------   ----------   ----------
                                                                        (Amounts in thousands)

Preferred partnership interests (a)..........  $ 21,612     $ 19,055    $  2,557      $ 19,055    $   17,021    $  2,034
Newly consolidated partnerships (b)..........     5,507        5,259         248         5,259             -       5,259
Shurgard European minority interests (c).....    (9,389)      (3,631)     (5,758)       (3,631)            -      (3,631)
Other minority interests (d).................    11,813       11,200         613        11,200        15,630      (4,430)
                                              ----------   ----------  ----------    ----------   ----------   ----------
    Total minority interests in income.......  $ 29,543     $ 31,883    $ (2,340)     $ 31,883    $   32,651    $   (768)
                                              ==========   ==========  ==========    ==========   ==========   ==========


(a) The increase in preferred partnership interests is primarily due to the issuance of additional preferred partnership units offset by the redemption of $40,000,000 of our 9.5% Series N Preferred Units on March 17, 2005 and $45,000,000 of our 9.125% Series O Preferred units on March 29, 2005.

(b) These amounts reflect income allocated to minority interests for three entities that we commenced consolidating the accounts for effective January 1, 2006 (see Note 2 to our consolidated financial statements). Included in minority interest in income for the years ended December 31, 2007 and 2006 was $108,000 and $132,000 in depreciation expense.

(c) These amounts reflect income allocated to minority interests from entities we acquired in the Shurgard Merger. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard, as well as those in domestic joint ventures. Included in minority interest in income is $11,513,000 and $3,013,000 for the years ended December 31, 2007 and 2006 in depreciation expense.

(d) The other minority interest include depreciation expense of $2,437,000, $1,339,000, and $3,152,000, respectively, for 2007, 2006, and 2005.

     The level of income allocated to these interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future.

Liquidity and Capital Resources
--------------------------------------------------------------------------------

     We believe that our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions requirements to shareholders for the foreseeable future.

     Operating as a REIT, our ability to retain cash flow for reinvestment is restricted. In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be used to make distributions to our shareholders (see "Requirement to Pay Distributions" below). However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow. The following table summarizes our ability to fund distributions to the minority interests, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities. The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.

                                                                               For the Year Ended December 31,
                                                                         --------------------------------------------
                                                                              2007           2006           2005
                                                                         -------------   -------------  -------------
                                                                                    (Amount in thousands)
Net cash provided by operating activities (a).........................   $ 1,013,204     $   775,400    $   673,871

Allocable to minority interests (Preferred Units).....................       (21,612)        (19,055)       (16,147)
                                                                         -------------   -------------  -------------
Cash from operations allocable to our shareholders....................       991,592         756,345        657,724

Capital improvements to maintain our facilities.......................       (69,102)        (79,326)       (25,890)
                                                                         -------------   -------------  -------------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................       922,490         677,019        631,834

Distributions paid:
   Preferred share dividends..........................................      (236,757)       (214,218)      (173,017)
   Equity Shares, Series A dividends..................................       (21,424)        (21,424)       (21,443)
   Common shareholders................................................      (340,002)       (298,219)      (244,200)
                                                                         -------------   -------------  -------------
Cash available for principal payments on debt and reinvestment........   $   324,307     $   143,158    $   193,174
                                                                         =============   =============  =============

(a) Represents net cash provided from operating activities for each respective year as presented in our December 31, 2007 Consolidated Statements of Cash Flows.

(b) Cash available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash available for principal payments on debt and reinvestment increased from $143.2 million in 2006 to $324.3 million in 2007 principally due to a significant increase in our self-storage operations, primarily as a result of the Shurgard Merger, as well as additional tax depreciation with respect to the assets acquired in the Shurgard Merger which serves to reduce our taxable income and required distributions requirements.

     Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at December 31, 2007, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity.

     Over the past three years, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enable us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

     Our credit ratings on each of our series of preferred shares are "Baa1" by Moody's and "BBB+" by Standard & Poor's.

     On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2007). We had no outstanding borrowings on our Credit Agreement at December 31, 2007 or February 28, 2008.

     At December 31, 2007, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the standby letters of credit, totaling $20.4 million.

     The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at December 31, 2007.

     RECENT ISSUANCE OF PREFERRED  SHARES AND PROJECTED  REDEMPTION OF PREFERRED
SECURITIES: One of our financing objectives over the past several years has been to reduce our average cost of capital with respect to our preferred securities. Accordingly, we have redeemed higher rate preferred securities outstanding and have financed the redemption with cash on-hand or from the proceeds from the issuance of lower rate preferred securities.

     We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2005 through December 31, 2007, we have raised approximately $2.6 billion of preferred securities, and used approximately $1.2 billion of these net proceeds in order to redeem higher-coupon preferred securities. Over the past several months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity.

     At December 31, 2007, our 7.500% Series V Cumulative Preferred Shares ($172.5 million) were redeemable at our option; however, we have not called these shares for redemption. In addition, in October 2008 our 6.500% Series W Cumulative Preferred Shares ($132.5 million), and in November 2008 our 6.450% Series X Cumulative Preferred Shares ($120.0 million) become available for redemption at our option. It is not advantageous to redeem these shares at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

     In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

     REQUIREMENT TO PAY DISTRIBUTIONS: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders. We believe we have satisfied the REIT distribution requirement since 1981.

     Aggregate dividends paid during 2007 totaled $236.7 million to the holders of our Cumulative Preferred Shares, $340.0 million to the holders of our common shares and $21.4 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2007 taxable income, we believe that the aggregate dividends paid in 2007 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During 2007, we paid distributions totaling $21.6 million with respect to our Preferred Partnership Units. We estimate the 2008 distribution requirements with respect to the preferred partnership units outstanding at December 31, 2007, to be approximately $21.6 million. In addition, we estimate the 2008 distribution requirements with respect to our preferred shares outstanding at December 31, 2007, to be approximately $241.3 million, assuming no additional preferred share issuances or redemptions during 2008.

     For 2008, distributions with respect to the common shares and Equity Shares, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2008 will be $0.55 per common share. For the first quarter of 2008, a quarterly distribution of $0.55 per common share has been declared by our Board, representing a 10% increase from our previous dividend of $0.50 per common share.

     With respect to the depositary shares representing the Equity Shares, Series A, we have no obligation to pay distributions if no distributions are paid to the common shareholders. To the extent that we do pay common distributions in any year, the holders of the depositary shares receive annual distributions equal to the lesser of (i) five times the per share dividend on the common shares or (ii) $2.45. The depositary shares are non-cumulative, and have no preference over our Common Shares either as to dividends or in liquidation.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2008, we have budgeted approximately $92 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the year ended December 31, 2007, we incurred capital improvements of approximately $69.1 million.

     EUROPEAN ACTIVITIES: As we previously disclosed, we attempted to liquidate a portion of our investment in our European subsidiaries through an initial public offering, and although market conditions are not favorable at this time for such a transaction, we continue to evaluate our alternatives and still believe that a public entity is the best structure for our European operations' long-term growth. At December 31, 2007, our European subsidiaries owed approximately (euro)377.7 million ($555.9 million as of December 31, 2007) to our domestic subsidiaries. We expect our European subsidiaries to obtain external financing in the next 12 to 24 months, which will fund the repayment of the loan, resulting in the receipt of additional cash. The loans, which are denominated in Euros, have not been hedged to limit our exposure to fluctuation in exchange rates between the Euro and the U.S. Dollar; as a result, the amount of U.S. Dollars that will be received on repayment will depend upon exchange rates at the time.

     As disclosed in January 2008, we reached an agreement in principle for a prospective investor to acquire a 51% interest in Shurgard Europe in a private transaction at a price generally consistent with the previously disclosed proceeds Public Storage expected to receive for its equity interest in last year's terminated European share offering. No binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that the transaction will be completed. We estimate completion of the transaction at the end of the first quarter of 2008 assuming a binding agreement is signed and the conditions related to the transaction are satisfied.

     DEBT SERVICE REQUIREMENTS: At December 31, 2007, we have total outstanding debt of approximately $1.1 billion. We do not believe we have any significant refinancing risks with respect to our debt.

     In connection with the Shurgard Merger, we assumed approximately $2.0 billion of debt from Shurgard and its affiliates. As of December 31, 2007, approximately $945.2 million of such debt remains outstanding.

     In late December 2006, we entered into a short-term unsecured bridge loan with a commercial bank for borrowings up to $300 million and immediately borrowed the entire amount, increasing our cash balances to $555.6 million as of December 31, 2006. A substantial portion of this cash was utilized on January 2, 2007, to retire approximately $429 million of debt assumed from Shurgard that was secured by substantially all of our wholly-owned facilities in Europe. The bridge loan was subsequently repaid and terminated on January 10, 2007 with the proceeds from the issuance of preferred securities.

     Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2007, we have domestic mortgage debt outstanding of $236.9 million, which encumbers 88 self-storage facilities with an aggregate net book value of approximately $601.2 million. In Europe, our joint ventures (in which we have a 20% ownership interest) had mortgage debt at December 31, 2007 totaling $376.7 million, which encumbers 68 facilities with an aggregate net book value of approximately $538.9 million at December 31, 2007.

     We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal payments. See Notes 7 and 8 to our consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

     Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request. Notwithstanding our expectation of receiving the requested one-year extension, if the extension is not granted, we and our joint venture partner are required to contribute our pro-rata share of funds necessary to repay the debt. We believe that our joint venture partner has the intention and ability to contribute their potential 80% share towards repayment of this debt if it is necessary.

     Concurrent with the completion of the proposed transaction for a prospective investor to acquire a 51% ownership interest in Shurgard Europe, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See Note 19 to our December 31, 2007 financial statements for further information regarding the proposed transaction involving Shurgard Europe.

     ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2008, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

     At December 31, 2007, we have a development "pipeline" of 29 projects in the U.S. and 14 projects in Europe, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At December 31, 2007, we have acquired the land for all of the U.S. projects and seven of the projects in Europe.

     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $190.7 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.


DEVELOPMENT PIPELINE SUMMARY
AS OF DECEMBER 31, 2007                                             Total
                                           Number      Net        estimated    Costs incurred
                                             of     rentable     development       through         Costs to
                                          projects   sq. ft.         cost         12/31/07         complete
                                         ---------- ---------  --------------  --------------   --------------
                                                         (Amounts in thousands, except number of projects)
    U.S. under construction                   6          337   $      39,032    $      23,302    $      15,730
    U.S. in development, land acquired       23          881          88,105            5,072           83,033
    European projects in construction         7          373          61,091           30,327           30,764
    European projects under development       7          363          62,790            1,623           61,167
                                         ---------- ---------  --------------  --------------   --------------
   Total Development Pipeline                43        1,954   $     251,018    $      60,324    $     190,694
                                         ========== =========  ==============  ==============   ==============


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

CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at December 31, 2007 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                     Total          2008          2009        2010          2011         2012       Thereafter
                                   ----------    -----------   -----------   ----------  -----------  -----------   -----------
Long-term debt (1) ............    $1,204,818     $ 268,563    $  240,915    $  48,218   $  249,875    $   73,870    $  323,377

Capital leases (2).............        44,434           792           807          749        1,453           700        39,933

Operating leases (3)...........       264,875        20,394        16,197       12,053       10,658        10,202       195,371

Construction commitments (4)...        46,494        37,230         9,264            -            -             -             -
                                   ----------    -----------   -----------   ----------  -----------  -----------   -----------
Total..........................    $1,560,621     $ 326,979    $  267,183    $  61,020    $ 261,986    $   84,772    $ 558,681
                                   ==========    ===========   ===========   ==========  ===========  ===========   ===========


(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 8 to our consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest. Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request.


(2) This line item reflects amounts due on five European properties with commitments extending to April 2052 that we assumed in the Shurgard Merger.


(3) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(4)  Includes   obligations  for  facilities  currently  under  construction  at
     December 31, 2007 as described above under "Acquisition and Development of Facilities."

     In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the U.S. from third parties (the "Acquisition Joint Venture"). As described more fully in Note 8 to our December 31, 2007 consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At December 31, 2007, our Debt to Joint Venture Partner was $38,081,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

     Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request. Notwithstanding our expectation of receiving the requested one-year extension, if the extension is not granted, we and our joint venture partner are required to contribute our pro-rata share of funds necessary to repay the debt. We believe that our joint venture partner has the intention and ability to contribute their potential 80% share towards repayment of this debt if it is necessary.

     Concurrent with the completion of the proposed transaction for a prospective investor to acquire a 51% ownership interest in Shurgard Europe, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See Note 19 to our December 31, 2007 financial statements for further information regarding the proposed transaction involving Shurgard Europe.

     OFF-BALANCE SHEET ARRANGEMENTS: At December 31, 2007 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

     SHARE REPURCHASE PROGRAM: Our Board has authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. During 2006 and 2007, we did not repurchase any shares. During 2008 (through February 28, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through February 28, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares or preferred shares. At December 31, 2007, our debt as a percentage of total shareholders' equity (based on book values) was 12.2%.

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

     Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $1,031,847,000 and none, respectively, at December 31, 2007.

     We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

     We have foreign currency exposures related to our investment in the construction, acquisition, and operation of storage centers in countries outside the U.S. to the extent such activities are financed with financial instruments or equity denominated in non-functional currencies. The aggregate book value of such real estate and intangibles was approximately $1.7 billion at December 31, 2007. Since all foreign debt is denominated in the corresponding functional currency, our currency exposure is limited to our investment (both equity and intercompany debt) in those countries. Countries in which Shurgard had exposure to foreign currency fluctuations include Belgium, France, the Netherlands, Sweden, Denmark, Germany and the United Kingdom.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year (based on relevant LIBOR of 4.60% and a EURIBOR of 4.29% at December 31, 2007 and the applicable forward curve for following years) and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2007 (dollar amounts in thousands).


                            2008       2009        2010          2011        2012     Thereafter      Total      Fair Value
                         ----------  ---------  ----------   ----------   ---------   ----------   ----------   ------------
Fixed rate debt........  $  27,021   $ 12,508   $   14,608   $  227,179    $55,195    $ 311,291    $  647,802   $ 647,802
Average interest rate..      6.73%      6.72%        6.71%        6.01%      5.80%        5.50%
----------------------------------------------------------------------------------------------------------------------------

Variable rate debt (1).  $       -   $      -   $        -   $       -     $     -    $       -    $        -   $       -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------

Variable rate EURIBOR
  debt (2).............  $ 189,064   $187,665   $        -   $      -      $     -    $       -    $  376,729   $ 376,729
Average interest rate..      6.14%      6.27%
----------------------------------------------------------------------------------------------------------------------------
Interest rate swaps
Swap on EURIBOR........  $     555   $  2,003   $        -   $       -     $     -    $       -    $    2,558   $   2,558


(1)  Amounts include borrowings under our line of credit, which expires in 2012.

(2) First Shurgard and Second Shurgard have senior credit agreements denominated in Euros to borrow, in aggregate, up to (euro)271.6 million ($399.8 million as of December 31, 2007). As of December 31, 2007, the available amount under those credit facilities was in aggregate (euro)12.5 million ($18.4 million). Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request.

     At December 31, 2007, through the Shurgard Merger, we were party to pay-fixed, receive-variable interest rate swaps. The notional amounts, the weighted-average pay rates and the terms of these agreements are summarized as follows:

                                      2008        2009        2010        2011        2012      Thereafter
                                    ----------  ---------   ---------  ---------   ---------- -------------
  Notional amounts
  (in millions)..................   $   120.0   $    -       $   -      $    -       $   -     $      -
  Weighted average interest rate.       3.73%        -           -           -           -            -



     Based on our outstanding variable-rate EURIBOR debt and interest rate swaps at December 31, 2007, a hypothetical increase in the interest rates of 100 basis points would cause the value of our derivative financial instruments to increase by $3.0 million. Conversely, a hypothetical decrease in the interest rates of 100 basis points would cause the value of our derivative financial instruments to decrease by $3.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

     The financial statements of the Company at December 31, 2007 and December 31, 2006 and for each of the three years in the period ended December 31, 2007 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          ----------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934, as amended, ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

     As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on the Company's internal control over financial reporting appears below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION
         -----------------

     Not Applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Public Storage

We have audited Public Storage's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Public Storage's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.


                                              /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2008

                                    PART III

ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
         -----------------------------------------------------

     The information required by this item with respect to trustees is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement filed in connection with the annual shareholders' meeting scheduled to be held on May 8, 2008 (the "Proxy Statement") under the caption "Election of Trustees."

     The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Corporate Governance."

     The information required by this item with respect to Section 16(a) compliance is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     The information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Corporate Governance." Any amendments to or waivers of the code of ethics granted to the Company's executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

     The following is a biographical summary of the current executive officers of the Company:

     Ronald L. Havner, Jr., age 50, has been the Vice-Chairman, Chief Executive Officer and a director of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner has been Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. Mr. Havner joined Public Storage in 1986. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of GF Acquisition Corp. and Union BanCal Corporation.

     John Reyes, age 47, a certified public accountant, joined the Company in 1990 and was Controller of the Company from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of the Company in November 1995 and a Senior Vice President of the Company in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     John S. Baumann, age 47, became Senior Vice President and Chief Legal Officer of the Company in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

     John E. Graul, age 56, became Senior Vice President and President, Self-Storage Operations, in February 2004, with overall responsibility for the Company's national operations. From 1982 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

     David F. Doll, age 49, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for Company's real estate activities, including property acquisitions, developments, and repackagings as well as facilities maintenance. Before joining the Company, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

     Candace N. Krol, age 46, became Senior Vice President of Human Resources in September 2005. From 1985 until joining the Company, Ms. Krol was employed by

Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          ----------------------------------------------------------------------
          RELATED SHAREHOLDER MATTERS
          ---------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

     The following table sets forth information as of December 31, 2007 on the Company's equity compensation plans:

                                           Number of
                                       securities to be             Weighted
                                          issued upon               average            Number of
                                          exercise of            exercise price        securities
                                          outstanding            of outstanding   remaining available
                                           options,                 options,      for future issuance
                                         warrants and             warrants and        under equity
                                            rights                   rights        compensation plans
                                       ----------------         ----------------  ------------------
 Equity  compensation  plans approved
 by security holders (a)............        2,249,758 (b)             $66.45            1,107,385

 Equity    compensation   plans   not
 approved by security holders (c)...           48,484                 $23.46              831,671


(a) The Company's stock option and stock incentive plans are described more fully in Note 14 to the consolidated financial statements. All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company's shareholders.

(b) Includes 608,768 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

(c) The outstanding options granted under plans not approved by the Company's shareholders were granted under the Company's 2000 and 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company's executive officers and trustees. The principal terms of these plans are as follows: (1) 2,500,000 common shares were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments, or as indicated by the applicable grant agreement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE
         -----------------------------------------------------------------------


     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance" and "Certain Relationships and Related Transactions and Legal Proceedings."


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     The information required by this item with respect to fees and services provided by the Company's independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Ratification of Auditors--Fees Billed to the Company by Ernst & Young LLP for 2007 and 2006".

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

a.    1.   Financial Statements

                  The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

      2.   Financial Statement Schedules

                  The financial statements schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

      3.   Exhibits

                  See Index to Exhibits contained herein.

b.    Exhibits:

      See Index to Exhibits contained herein.

c.    Financial Statement Schedules

      Not applicable.

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

3.7 Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

10.19* Shurgard Storage Centers, Inc. 2000 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the year ended December 31, 2000 filed by Shurgard (SEC File No. 001-11455).

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

11       Statement Re:  Computation of Earnings per Share.  Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

14 Code of Ethics for Senior Financial Officers. Filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

21       Subsidiaries of the Registrant. Filed herewith.

23       Consent of Independent Registered Accounting Firm. Filed herewith.

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

(1) SEC File No. 001-33519 unless otherwise indicated.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PUBLIC STORAGE

Date:  February 29, 2008               By:   /s/ Ronald L. Havner, Jr.
                                             -------------------------
                                             Ronald L. Havner, Jr.,
                                             Vice-Chairman of the Board,
                                             Chief Executive Officer and
                                             President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                                              Title                               Date
/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                        February 29, 2008
-------------------------------            Executive Officer, President and Trustee
Ronald L. Havner, Jr.                      (principal executive officer)


/s/ John Reyes
-------------------------------            Senior Vice President and Chief Financial Officer        February 29, 2008
John Reyes                                 (principal financial officer and principal
                                            accounting officer)

/s/ B. Wayne Hughes                        Chairman of the Board                                    February 29, 2008
-------------------------------
B. Wayne Hughes

/s/ Dann V. Angeloff                       Trustee                                                  February 29, 2008
-------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Trustee                                                  February 29, 2008
-------------------------------
William C. Baker

/s/ John T. Evans                          Trustee                                                  February 29, 2008
-------------------------------
John T. Evans

/s/ Uri P. Harkham                         Trustee                                                  February 29, 2008
-------------------------------
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.                   Trustee                                                  February 29, 2008
-------------------------------
B. Wayne Hughes, Jr.

/s/ Harvey Lenkin                          Trustee                                                  February 29, 2008
-------------------------------
Harvey Lenkin

/s/ Gary E. Pruitt                         Trustee                                                  February 29, 2008
-------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                       Trustee                                                  February 29, 2008
-------------------------------
Daniel C. Staton

                                 PUBLIC STORAGE
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                                                    Page References

Report of Independent Registered Public Accounting Firm..........................................         F-1

Consolidated balance sheets as of December 31, 2007 and 2006.....................................         F-2

For each of the three years in the period ended December 31, 2007:

Consolidated statements of income................................................................         F-3

Consolidated statements of shareholders' equity .................................................         F-4

Consolidated statements of cash flows............................................................      F-5 - F-7

Notes to consolidated financial statements.......................................................      F-8 - F-47

Schedule:

III - Real estate and accumulated depreciation...................................................     F-48 - F-103


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





The Board of Trustees and Shareholders
Public Storage


We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Public Storage's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.





                                                           /s/ ERNST & YOUNG LLP

Los Angeles, California
February 28, 2008

                                 PUBLIC STORAGE
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2007 and 2006
                    (Amounts in thousands, except share data)


                                                                                      December 31,        December 31,
                                                                                          2007                2006
                                                                                   ----------------     ----------------

                                       ASSETS

Cash and cash equivalents....................................................      $     245,444        $     535,684
Real estate facilities, at cost:
   Land......................................................................          3,021,309            2,959,875
   Buildings.................................................................          8,637,498            8,301,990
                                                                                   ----------------     ----------------
                                                                                      11,658,807           11,261,865
   Accumulated depreciation..................................................         (2,128,225)          (1,754,362)
                                                                                   ----------------     ----------------
                                                                                       9,530,582            9,507,503
   Construction in process...................................................             60,324               90,038
                                                                                   ----------------     ----------------
                                                                                       9,590,906            9,597,541

Investment in real estate entities...........................................            306,743              301,905
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................            173,745              414,602
Restricted cash..............................................................             18,972               19,900
Other assets.................................................................            132,658              154,207
                                                                                   ----------------     ----------------
              Total assets...................................................      $  10,643,102        $  11,198,473
                                                                                   ================     ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Borrowings on bank credit facilities.........................................      $           -        $     345,000
Notes payable................................................................          1,031,847            1,466,284
Debt to joint venture partner................................................             38,081               37,258
Preferred shares called for redemption.......................................                  -              302,150
Accrued and other liabilities................................................            303,357              333,706
                                                                                   ----------------     ----------------
         Total liabilities...................................................          1,373,285            2,484,398
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................            181,688              181,030
Commitments and contingencies (Note 16)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,739,500 shares issued (in series) and
     outstanding, (1,712,600 at December 31, 2006) at liquidation preference.          3,527,500            2,855,000
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,422,475 shares issued and outstanding (169,144,467 at
     December 31, 2006)......................................................             16,943               16,915
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000
     shares authorized, 8,744.193 shares issued and outstanding..............                  -                    -
   Paid-in capital...........................................................          5,653,975            5,661,507
   Cumulative net income.....................................................          3,960,827            3,503,292
   Cumulative distributions paid.............................................         (4,446,181)          (3,847,998)
   Accumulated other comprehensive income....................................             50,065               19,329
                                                                                   ----------------     ----------------
         Total shareholders' equity..........................................          8,763,129            8,208,045
                                                                                   ----------------     ----------------
              Total liabilities and shareholders' equity.....................      $  10,643,102        $  11,198,473
                                                                                   ================     ================

                            See accompanying notes.
                                      F-2


                                 PUBLIC STORAGE
                        CONSOLIDATED STATEMENTS OF INCOME
        For each of the three years in the period ended December 31, 2007
                (Amounts in thousands, except per share amounts)
                                                                            2007                2006                2005
                                                                        --------------      -------------       --------------
Revenues:
   Self-storage rental income...................................        $  1,662,454        $  1,239,697        $    951,370
   Ancillary operating revenue..................................             142,500             109,515              92,021
   Interest and other income....................................              11,417              31,799              16,447
                                                                        --------------      -------------       --------------
                                                                           1,816,371           1,381,011           1,059,838
                                                                        --------------      -------------       --------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities...................................             580,227             428,910             320,589
      Ancillary operations......................................              79,638              69,528              57,669
  Depreciation and amortization.................................             622,410             437,568             196,153
  General and administrative....................................              59,749              84,661              21,115
  Interest expense..............................................              63,671              33,062               8,216
                                                                        --------------      -------------       --------------
                                                                           1,405,695           1,053,729             603,742
                                                                        --------------      -------------       --------------
Income from continuing operations before equity in earnings of real estate entities, casualty gain (loss), gain on disposition of real estate and real estate investments, foreign currency
   exchange gain, income from derivatives and minority interest in
   income.......................................................             410,676             327,282             456,096

Equity in earnings of real estate entities......................              12,738              11,895              24,883
Casualty gain (loss) ...........................................               2,665                   -              (1,917)
Gain on disposition of real estate and real estate investments..               2,547               2,177               3,099
Foreign currency exchange gain..................................              57,593                 336                   -
Income from derivatives, net....................................                 851               3,926                   -
 Minority interest in income....................................             (29,543)            (31,883)            (32,651)
                                                                        --------------      -------------       --------------
Income from continuing operations...............................             457,527             313,733             449,510
Cumulative effect of a change in accounting principle...........                   -                 578                   -
Discontinued operations.........................................                   8                (285)              6,883
                                                                        --------------      -------------       --------------
Net income......................................................        $    457,535        $    314,026        $    456,393
                                                                        ==============      =============       ==============
Net income allocation:
----------------------
   Allocable to preferred shareholders based on distributions paid      $    236,757        $    214,218        $    173,017
   Allocable to preferred shareholders based on redemptions.....                   -              31,493               7,538
   Allocable to Equity Shares, Series A.........................              21,424              21,424              21,443
   Allocable to common shareholders.............................             199,354              46,891             254,395
                                                                        --------------      -------------       --------------
                                                                        $    457,535        $    314,026        $    456,393
                                                                        ==============      =============       ==============
Net income per common share - basic
   Continuing operations........................................        $       1.18        $       0.33        $       1.93
   Discontinued operations......................................                -                   -                   0.05
                                                                        --------------      -------------       --------------
                                                                        $       1.18        $       0.33        $       1.98
                                                                        ==============      =============       ==============
Net income per common share - diluted
   Continuing operations........................................        $       1.17        $       0.33        $       1.92
   Discontinued operations......................................                -                   -                   0.05
                                                                        --------------      -------------       --------------
                                                                        $       1.17        $       0.33        $       1.97
                                                                        ==============      =============       ==============
Net income per depositary share of Equity Shares, Series A (basic
   and diluted) ................................................        $       2.45        $       2.45        $       2.45
                                                                        ==============      =============       ==============
Basic weighted average common shares outstanding................             169,342             142,760             128,159
                                                                        ==============      =============       ==============
Diluted weighted average common shares outstanding..............             170,147             143,715             128,819
                                                                        ==============      =============       ==============
Weighted average shares of Equity Shares, Series A (basic and
   diluted) ....................................................               8,744               8,744               8,752
                                                                        ==============      =============       ==============

                            See accompanying notes.

                                 PUBLIC STORAGE
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For each of the three years in the period ended December 31, 2007
           (Amounts in thousands, except share and per share amounts)


                                                                       Cumulative
                                                                        Preferred     Common       Paid-in      Cumulative
                                                                         Shares       Shares       Capital      Net Income
                                                                      -------------  ---------- -------------  ------------
Balances at December 31, 2004......................................   $ 2,102,150    $  12,853  $  2,457,568   $ 2,732,873
   Issuance of Cumulative Preferred Shares (25,050 shares).........       626,250            -       (19,665)            -
   Redemption of Cumulative Preferred Shares (2,306,900 shares)....      (230,000)           -           (34)            -
   Repurchase of preferred partnership units (Note 11) ............             -            -           874             -
   Issuance of common shares (282,998 shares) (Note 12) ...........             -           28         7,483             -
   Repurchase of common shares (84,000 shares) (Note 12)...........             -           (8)       (4,982)            -
   Stock distribution from unconsolidated real estate entities
    (635,885 common shares and 31,909 Equity Shares, Series A,
    depositary shares)(Note 5).....................................             -          (64)      (14,456)            -
   Stock option and restricted share unit expense (Note 13)........             -            -         3,883             -
   Net income......................................................             -            -             -       456,393
   Distributions to shareholders:
     Cumulative Preferred Shares...................................             -            -             -             -
     Equity Shares, Series A.......................................             -            -             -             -
     Common Shares ($1.90 per share)...............................             -            -             -             -
                                                                      -------------  ---------- -------------  ------------
Balances at December 31, 2005......................................     2,498,400       12,809     2,430,671     3,189,266
   Issuance of Cumulative Preferred Shares (52,500 shares) ........     1,312,500            -       (39,932)            -
   Redemption of Cumulative Preferred Shares (38,236 shares).......      (955,900)           -             -             -
   Issuance of common shares (41,054,904 shares) (Note 11) ........             -        4,106     3,267,564             -
   Stock option and restricted share unit expense (Note 13)........             -            -         3,204             -
   Net income......................................................             -            -             -       314,026
   Distributions to shareholders:
     Cumulative Preferred Shares...................................             -            -             -             -
     Equity Shares, Series A.......................................             -            -             -             -
     Common Shares ($2.00 per share)...............................             -            -             -             -
    Accumulated other comprehensive income:
      Foreign currency translation adjustments.....................             -            -             -             -
                                                                      -------------  ---------- -------------  ------------
Balances at December 31, 2006......................................     2,855,000       16,915     5,661,507     3,503,292
   Issuance of Cumulative Preferred Shares (26,900 shares) ........       672,500            -       (20,608)            -
   Issuance of common shares (278,008 shares) (Note 11) ...........             -           28         8,429             -
   Stock option and restricted share unit expense (Note 13)........             -            -         4,647             -
   Net income......................................................             -            -             -       457,535
   Distributions to shareholders:
     Cumulative Preferred Shares...................................             -            -             -             -
     Equity Shares, Series A.......................................             -            -             -             -
     Common Shares ($2.00 per share)...............................             -            -             -             -
    Accumulated other comprehensive income:
      Foreign currency translation adjustments.....................             -            -             -             -
                                                                      -------------  ---------- -------------  ------------
Balances at December 31, 2007......................................   $ 3,527,500    $  16,943  $  5,653,975   $ 3,960,827
                                                                      =============  ========== =============  ============


                                                                                                        Accumulated
                                                                                           Other            Total
                                                                        Cumulative     Comprehensive    Shareholders'
                                                                       Distributions       Income          Equity
                                                                      --------------   --------------  ---------------
Balances at December 31, 2004......................................   $  (2,875,477)   $           -   $   4,429,967
   Issuance of Cumulative Preferred Shares (25,050 shares).........               -                -         606,585
   Redemption of Cumulative Preferred Shares (2,306,900 shares)....               -                -        (230,034)
   Repurchase of preferred partnership units (Note 11) ............               -                -             874
   Issuance of common shares (282,998 shares) (Note 12) ...........               -                -           7,511
   Repurchase of common shares (84,000 shares) (Note 12)...........               -                -          (4,990)
   Stock distribution from unconsolidated real estate entities
    (635,885 common shares and 31,909 Equity Shares, Series A,
    depositary shares)(Note 5).....................................               -                -         (14,520)
   Stock option and restricted share unit expense (Note 13)........               -                -           3,883
   Net income......................................................               -                -         456,393
   Distributions to shareholders:
     Cumulative Preferred Shares...................................        (173,017)               -        (173,017)
     Equity Shares, Series A.......................................         (21,443)               -         (21,443)
     Common Shares ($1.90 per share)...............................        (244,200)               -        (244,200)
                                                                      --------------   --------------  ---------------
Balances at December 31, 2005......................................      (3,314,137)               -       4,817,009
   Issuance of Cumulative Preferred Shares (52,500 shares) ........               -                -       1,272,568
   Redemption of Cumulative Preferred Shares (38,236 shares).......               -                -        (955,900)
   Issuance of common shares (41,054,904 shares) (Note 11) ........               -                -       3,271,670
   Stock option and restricted share unit expense (Note 13)........               -                -           3,204
   Net income......................................................               -                -         314,026
   Distributions to shareholders:
     Cumulative Preferred Shares...................................        (214,218)               -        (214,218)
     Equity Shares, Series A.......................................         (21,424)               -         (21,424)
     Common Shares ($2.00 per share)...............................        (298,219)               -        (298,219)
    Accumulated other comprehensive income:
      Foreign currency translation adjustments.....................               -           19,329          19,329
                                                                      --------------   --------------  ---------------
Balances at December 31, 2006......................................      (3,847,998)          19,329       8,208,045
   Issuance of Cumulative Preferred Shares (26,900 shares) ........               -                -         651,892
   Issuance of common shares (278,008 shares) (Note 11) ...........               -                -           8,457
   Stock option and restricted share unit expense (Note 13)........               -                -           4,647
   Net income......................................................               -                -         457,535
   Distributions to shareholders:
     Cumulative Preferred Shares...................................        (236,757)               -        (236,757)
     Equity Shares, Series A.......................................         (21,424)               -         (21,424)
     Common Shares ($2.00 per share)...............................        (340,002)               -        (340,002)
    Accumulated other comprehensive income:
      Foreign currency translation adjustments.....................               -           30,736          30,736
                                                                      --------------   --------------  ---------------
Balances at December 31, 2007......................................   $  (4,446,181)   $      50,065   $   8,763,129
                                                                      ==============   ==============  ===============

                            See accompanying notes.

                                 PUBLIC STORAGE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For each of the three years in the period ended December 31, 2007
                             (Amounts in thousands)

                                                                                        2007             2006           2005
                                                                                   --------------   --------------  -------------
Cash flows from operating activities:
   Net income...............................................................       $    457,535     $   314,026     $   456,393
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8)..............................................             (4,861)         (3,109)         (1,026)
    Gain on sales of real estate and real estate investments
      (Notes 4 and 12)......................................................             (6,883)         (4,547)         (8,279)
    Real estate impairment associated with casualty losses (Note 4).........                  -             996           2,592
    Depreciation and amortization...........................................            622,410         437,568         196,153
    Write off of capitalized development project costs......................              2,120          10,354               -
    Equity in earnings of real estate entities..............................            (12,738)        (11,895)        (24,883)
    Foreign currency exchange gain..........................................            (57,593)           (336)              -
    Income from derivatives, net............................................               (851)         (3,926)              -
    Distributions received from the real estate entities (Note 5)...........             23,606          17,699          23,112
    Distributions paid to other minority interests..........................            (20,047)        (16,300)        (18,177)
    Non-cash portion of stock-based compensation expense....................              4,647           3,204           3,883
    Minority interest in income.............................................             29,543          31,883          32,651
    Other operating activities..............................................            (23,684)           (217)         11,452
                                                                                   --------------   --------------  -------------
       Total adjustments....................................................            555,669         461,374         217,478
                                                                                   --------------   --------------  -------------
       Net cash provided by operating activities............................          1,013,204         775,400         673,871
                                                                                   --------------   --------------  -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (69,102)        (79,326)        (25,890)
    Construction in process.................................................           (124,534)       (119,648)        (86,248)
    Acquisition of real estate facilities...................................            (72,787)        (98,954)       (254,549)
    Acquisition of minority interests.......................................                  -         (62,300)        (92,815)
    Cash portion of the merger with Shurgard Storage Centers, Inc. (Note 3).                  -        (137,261)              -
    (Deconsolidation) consolidation of partnerships (Note 2)................                (65)          3,024               -
    Acquisition of partnership interests in the Unconsolidated Entities
       (Note 2).............................................................             (1,598)              -               -
    Proceeds from sales of real estate......................................              8,708          14,545          14,755
    Sale of real estate investments to affiliates (Note 10).................              4,909               -               -
    Reductions (additions) to restricted cash...............................                928          (8,394)         (9,490)
    Proceeds from sales of held-to-maturity investments  (Note 2) ..........              6,066          13,074           7,452
    Acquisition of held-to-maturity investments (Note 2)....................                  -               -          (6,361)
    Other investing activities..............................................                  -         (20,650)              -
                                                                                   --------------   --------------  -------------
       Net cash used in investing activities................................           (247,475)       (495,890)       (453,146)
                                                                                   --------------   --------------  -------------
Cash flows from financing activities:
    Net (repayments) borrowings on bank credit facilities...................           (345,000)        345,000               -
    Principal payments on notes payable.....................................           (508,942)       (696,557)        (14,543)
    Repayment of debt to related party (Note 10) ...........................                  -               -         (64,513)
    Proceeds from borrowing on European notes payable ......................             54,081          28,891               -
    Contributions received from European minority interests ................                  -          15,800               -
    Net proceeds from the issuance of common shares.........................              8,457          85,369           7,511
    Net proceeds from the issuance of cumulative preferred shares...........            651,892       1,272,568         606,585
    Repurchases of common shares............................................                  -               -          (4,990)
    Redemption of cumulative preferred shares...............................           (302,150)       (826,250)       (112,409)
    Redemption of preferred partnership interests...........................                  -               -         (85,000)
    Issuance of preferred partnership interests.............................                  -         100,000               -
    Distributions paid to shareholders......................................           (598,183)       (533,861)       (438,660)
    Distributions paid to holders of preferred partnership interests
       Note 10).............................................................            (21,612)        (19,055)        (16,147)
    Net proceeds from financing through acquisition joint venture (Note 8)..                  -               -          19,197
                                                                                   --------------   --------------  -------------
       Net cash used in financing activities................................         (1,061,457)       (228,095)       (102,969)
                                                                                   --------------   --------------  -------------
Net (decrease) increase in cash and cash equivalents........................           (295,728)         51,415         117,756
Net effect of foreign exchange translation on cash..........................              5,488           2,274               -
Cash and cash equivalents at the beginning of the year......................            535,684         481,995         364,239
                                                                                   --------------   --------------  -------------
Cash and cash equivalents at the end of the year............................        $   245,444     $   535,684     $   481,995
                                                                                   ==============   ==============  =============

                            See accompanying notes.

                                   (Continued)


                                                                                        2007             2006           2005
                                                                                   --------------   --------------  -------------
Supplemental schedule of non cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation...........            (127,456)         (34,696)            -
       Construction in process...........................................              (4,623)          (1,373)            -
       Intangible assets, net............................................              (6,226)          (6,381)            -
       Other assets......................................................              (6,219)            (717)            -
       Notes payable.....................................................              38,116           17,970             -
       Accrued and other liabilities.....................................              13,827            4,237             -
       Minority interest - other partnership interests...................               9,740            3,905             -
       Accumulated other comprehensive income............................              88,329           19,329             -

   Deconsolidation of real estate entities:
       Real estate facilities, net of accumulated depreciation...........              41,409               -              -
       Investment in real estate entities................................             (23,079)              -              -
       Intangible assets, net............................................               1,816               -              -
       Other assets......................................................                 344               -              -
       Notes payable.....................................................             (19,329)              -              -
       Accrued and other liabilities.....................................                (544)              -              -
       Minority interest - other partnership interests...................                (682)              -              -

   Real estate acquired in exchange for assumption of mortgage note.......                  -           (4,590)            -
   Mortgage note assumed in connection with the acquisition of real estate                  -            4,590             -

   Merger with Shurgard Storage Centers, Inc.:
       Real estate facilities.............................................                  -       (4,887,507)            -
       Construction in process............................................                  -          (91,000)            -
       Intangible assets..................................................                  -         (584,165)            -
       Other assets.......................................................                  -          (95,899)            -
       Accrued and other liabilities......................................                  -          190,419             -
       Minority interest - other partnership interests....................                  -          144,196             -
       Notes payable and bank credit facility.............................                  -        2,000,549             -
       Common shares......................................................                  -            3,891             -
       Paid in  capital...................................................                  -        3,182,255             -

   Consolidation of entities pursuant to Emerging Issues Task Force Topic
     04-5 or in connection with the acquisition of an interest in the
     Unconsolidated Entities:
       Minority interest - other partnership interests....................                  -            3,963             -
       Real estate facilities.............................................            (14,604)         (22,459)            -
       Investments in real estate entities................................                  -           20,846             -
       Intangible assets..................................................             (1,048)               -             -
       Other assets.......................................................                  -             (167)            -
       Accrued and other liabilities......................................                  -              841             -
       Notes payable......................................................              6,681                -             -

   Revaluation of debt to joint venture partner (Note 8):
       Debt due to joint venture partner..................................                640            1,386             -
       Other assets.......................................................               (640)          (1,386)            -

   Partnership units converted into common shares (Note 10):
       Minority interest..................................................                  -             (155)            -
       Common shares......................................................                  -                1             -
       Paid in  capital...................................................                  -              154             -

                            See accompanying notes.

                                                                                        2007             2006           2005
                                                                                   --------------   --------------  -------------


Supplemental schedule of non cash investing and financing activities:
(continued)

   Retirement of Common Stock and Equity Stock, Series A, received as a distribution from affiliated entities (Note 5):
       Common shares......................................................                  -                -            (64)
       Paid-in capital....................................................                  -                -        (14,456)
       Investment in real estate entities.................................                  -                -         14,520

   Acquisition of minority interest in Consolidated Joint Venture in exchange for debt (Note 9):
       Minority interest - other partnership interests....................                  -                -        (62,013)
       Real estate facilities.............................................                  -                -         (2,500)
       Debt to related party..............................................                  -                -         64,513


                            See accompanying notes.
                                      F-7

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007


1.       Description of the Business
         ---------------------------

              Public Storage, Inc., formerly a California corporation, was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). We are a fully integrated, self-administered and self-managed real estate investment trust ("REIT") whose principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States ("U.S."). As a result of the merger with Shurgard Storage Centers, Inc. ("Shurgard" and the merger referred to as the "Shurgard Merger") on August 22, 2006, we also have self-storage facilities located in seven Western European countries (Note 3). Our European operations are conducted through Shurgard Self-Storage SCA, a Belgian company ("Shurgard Europe").

              In addition to our self-storage facilities, we own (i) interests in commercial properties containing commercial and industrial space for rent, (ii) interests in facilities that lease storage containers, and (iii) other ancillary operations conducted at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

              At December 31, 2007, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states operating under the "Public Storage" name, and 174 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S.

              Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm's audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.       Summary of Significant Accounting Policies
         ------------------------------------------

              Basis of Presentation
              ---------------------

              The consolidated financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

              Certain amounts previously reported have been reclassified to conform to the December 31, 2007 presentation. In previous presentations, certain cash balances held by our captive insurance entities which are restricted as to their use were included in cash and cash equivalents in the Company's consolidated balance sheets. These restricted balances are reclassified as "restricted cash" (see also "Restricted cash" below). Certain reclassifications have also been made from previous presentations as a result of discontinued operations (see also "Discontinued operations" below).

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

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

              The accounts of the entities we control along with the accounts of the VIE's that we are the primary beneficiary of are included in our consolidated financial statements along with those of the Company. We account for our investment in entities that we do not control, or entities for which we are not the primary beneficiary and over which we have significant influence, using the equity method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities." We account for the Unconsolidated Entities under the equity method of accounting.

              Collectively,   at  December  31,   2007,   the  Company  and  the
     Consolidated Entities own a total of 2,166 real estate facilities, consisting of 1,984 self-storage facilities in the U.S., 174 self-storage facilities in Europe, three industrial facilities used by our containerized storage operations and five commercial properties.

              At December 31, 2007, the Unconsolidated Entities are comprised of various limited and joint venture partnerships and PS Business Parks, Inc. ("PSB"). These entities own in aggregate 28 self-storage facilities and, in the case of PSB, approximately 19.6 million net rentable square feet of commercial space at December 31, 2007.

              Deconsolidation of Certain Entities
              -----------------------------------

              On May 24, 2007, a judgment was rendered which resulted in the loss of our effective control over several limited partnerships and as a result, we discontinued consolidating these entities and began to account for our ownership in these limited partnerships using the equity method of accounting, effective the date of the judgment. Notwithstanding our loss of control, we continue to retain all of our previous financial interests in these partnerships.

              Use of Estimates
              ----------------

              The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

              Income Taxes
              ------------

              For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2007, 2006, and 2005 and, accordingly, no provision for income taxes has been made in the accompanying consolidated financial statements on income produced and distributed on real estate rental operations. Our taxable REIT subsidiaries are subject to regular corporate tax on their income.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

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

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances. See Note 7 for an estimate of the fair values of our notes payable.

              We have operations in Europe and accordingly, our operations and financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. dollar.

              Other assets at December 31, 2007 include derivative financial instruments totaling $5,015,000 ($11,810,000 at December 31, 2006) reported at estimated fair value. See Note 9 for further discussion of the fair value of our derivative financial instruments.

              Restricted Cash
              ---------------

              Restricted cash at December 31, 2007 and December 31, 2006, consists of cash held by our captive insurance entities which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay captive claims.

              Real Estate Facilities
              ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation, and improvement of properties are capitalized. Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost. Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as incurred. The purchase cost of existing self-storage facilities that we

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     acquire are allocated based upon relative fair value of the land, building and tenant intangible components of the real estate facility. Expenditures for repairs and maintenance are expensed when incurred and included in cost of operations. Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

              Evaluation of Asset Impairment
              ------------------------------

              We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairments of our goodwill were identified in our annual evaluation at December 31, 2007.

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of December 31, 2007.

              Accounting for Stock-Based Compensation
              ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 13) of accounting for our employee stock options. Restricted share unit expense is recorded over the relevant service period. See Note 13 for additional information on our accounting for employee share options and restricted share units.

              Other Assets
              ------------

              Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, assets associated with our containerized storage business, merchandise inventory held for sale and fleet of rental trucks. We recorded a gain on dispostion of containerized storage assets of $1,143,000 in the year ended December 31, 2005.

              Accrued and Other Liabilities
              -----------------------------

              Accrued and other liabilities consist primarily of real property tax accruals, value-added tax accruals with respect to our European operations, tenant prepayments of rent, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), and accrued interest. Tenant prepaid rent totaled $67,063,000 at December 31, 2007 ($64,291,000 at December 31, 2006), while property and value-added tax accruals approximated $82,647,000 at December 31, 2007 ($80,336,000 at December 31, 2006).

              We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation, and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at December 31, 2007 totaled $26,643,000 ($31,532,000 at December 31, 2006). Liabilities for losses and loss

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

              Through a wholly-owned subsidiary, we reinsure policies against claims for losses to goods stored by tenants in our self-storage facilities. For our U.S. operations, we have third-party insurance coverage for losses from any individual event that exceeds a loss of $1,500,000, to a maximum of $9,000,000. Estimated uninsured losses are accrued and expensed as ancillary costs of operations.

              While we believe that the amount of estimated accrued liabilities with respect to tenant claims, property, casualty, workers compensation, and employee healthcare are adequate, the ultimate losses that are actually paid may be different than what we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

              Goodwill
              --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of December 31, 2007 and 2006 in our accompanying consolidated balance sheets.

              Other Intangible Assets
              -----------------------

              As a result of the Shurgard Merger (Note 3), we acquired finite-lived intangible assets comprised primarily of tenant intangibles representing the value of the tenants in place at the date of the merger valued at $565,341,000 and the "Shurgard" trade name, which we continue to use in Europe, valued at $18,824,000. During 2007, intangible assets were increased by approximately $8,803,000 due to the impact of changes in foreign currency exchange rates and the acquisition of tenant intangibles in connection with the acquisition of additional self-storage facilities. In May 2007, our intangible assets decreased by $1,816,000 in connection with the deconsolidation of our investment in certain limited partnerships as noted above.

              The tenant intangible assets are amortized relative to the expected benefit of the tenants in place to each period and relative to the benefit of the below-market leases. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.

              Amortization expense of $247,844,000 and $175,944,000 was recorded for our finite-lived intangible assets for the years ended December 31, 2007 and 2006, respectively. The estimated annual amortization expense for our finite-lived intangible assets is as follows:

      2008                                              $    74,387,000
      2009                                                   24,539,000
      2010                                                   15,100,000
      2011                                                   11,780,000
      2012                                                    7,572,000
      2013 and beyond                                        21,543,000


              Our finite-lived intangible assets are reported net of accumulated

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     amortization of $423,788,000  as of December 31, 2007  ($175,944,000  as of
     December 31, 2006).

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

              During the second quarter of 2007, a share offering of Shurgard Europe, our European operations, was initiated to be listed on Eurolist of EuronextTM Brussels. Due to adverse market conditions, this offering was withdrawn on June 21, 2007. There is no estimate as to when or if a future offering may occur. We incurred $9.6 million in expenses related to the proposed offering of shares which is included in general and administrative expense for the year ended December 31, 2007.

              Foreign Exchange Translation
              ----------------------------

              The local currency is the functional currency for our European subsidiaries. Assets and liabilities (other than for intercompany balances, which are discussed below) are translated at end-of-period exchange rates while revenues and expenses are translated at the average exchange rates in effect during the period. The Euro was translated at an end-of-period exchange rate of approximately 1.472 in U.S. dollars per Euro at December 31, 2007 (1.319 at December 31, 2006). Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. Included in other accumulated comprehensive income was a cumulative foreign currency translation adjustment gain of $50,065,000 at December 31, 2007 ($19,329,000 at December 31, 2006).

              Intercompany loans among our European subsidiaries and our domestic subsidiaries totaled $555,879,000 and $521,072,000 at December 31, 2007 and 2006, respectively, and are eliminated in consolidation. When such loans, which are denominated in Euros, are expected to be settled and remitted to our domestic subsidiaries in the form of U.S. Dollars in the near term (generally, within one to two years), as is the case with these loans, we recognize foreign exchange rate gains or losses as a result of changes in exchange rates between the Euro and the U.S. Dollar during the period. During 2007 and 2006, these loans increased due to recognized foreign currency gains totaling $57,593,000 and $336,000, respectively, and during 2007 these loans declined $22,786,000 due to repayments.

              Other Comprehensive Income
              --------------------------

              Total comprehensive income reflects our net income, adjusted for any portion of currency translation adjustments related to our European subsidiaries which are not already reflected into current net income. Other comprehensive income aggregated $30,736,000 and $19,329,000 for the years ended December 31, 2007 and 2006, respectively, which is reflected as an addition to shareholders' equity.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Our total comprehensive income is as follows:

                                                         For the Year Ended December 31,
                                                     2007             2006             2005
                                                   ------------     -------------   ------------
                                                             (Amounts in thousands)
     Net income................................    $   457,535      $   314,026     $   456,393
     Other comprehensive income:
        Aggregate foreign currency translation
           adjustments.........................         88,329           19,665               -
        Less: foreign currency translation
           adjustments reflected in net income.        (57,593)            (336)              -
                                                   ------------     -------------   ------------
     Other comprehensive income for the year...         30,736           19,329               -
                                                   ------------     -------------   ------------
     Total comprehensive income................    $   488,271      $   333,355     $   456,393
                                                   ============     =============   ============

              Accounting for Casualty Losses
              ------------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

              Derivative Financial Instruments
              --------------------------------

              We have certain derivative financial instruments held by our two joint venture partnerships in Europe, including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by the joint venture partnerships in order to mitigate currency and exchange rate fluctuation risk in connection with borrowings, and are not for speculative or trading purposes.

              In  accordance  with the  provisions  of  Statement  of  Financial
     Accounting   Standards  No.  133,   Accounting  for  Derivative   Financial
     Instruments and Hedging Activities ("SFAS 133"), derivative financial instruments are measured at fair value and recognized on the balance sheet as assets or liabilities.

              For all periods presented, none of the derivatives were considered effective hedges because at the time of the Shurgard Merger, we believed it was not highly likely that the debt and the related derivative instruments would remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our consolidated statements of income.

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

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Discontinued Operations
              -----------------------

              We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consists of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. The following table summarizes the historical operations with respect to these facilities:

                                          For the Year Ended December 31,
                                        --------------------------------------
                                           2007          2006          2005
                                        -----------  -----------   -----------
                                               (Amounts in thousands)

Rental income.....................      $   1,599     $  1,332      $  1,679
Cost of operations................         (4,221)      (2,341)         (787)
Depreciation expense..............           (484)        (650)         (332)
Asset impairment charges..........           (918)        (996)            -
Lease termination costs...........           (304)           -             -
Net gain on dispositions..........          4,336        2,370         6,323
                                        -----------  -----------   -----------
Total discontinued operations.....      $       8    $    (285)      $ 6,883
                                        ===========  ===========   ===========

              Net Income per Common Share
              ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders ($236,757,000, $214,218,000 and $173,017,000 for the years ended December 31, 2007, 2006 and 2005, respectively) to arrive at net income allocable to our common shareholders.

              In addition, when we call any of our Cumulative Preferred Shares for redemption, we record an additional allocation of income to our preferred shareholders equal to the excess of a) the cash required to redeem the securities over b) the net proceeds from the original issuance of the securities. Such allocations totaled $31,493,000 and $7,538,000 in 2006 and 2005, respectively, (none in 2007).

              The remaining net income is allocated among our regular common shares and our Equity Shares, Series A using the two-class method which allocates income based upon the dividends declared (or accumulated) for each security in the period, combined with each security's rights to earnings (or losses) that were not distributed to shareholders. Under this method, the Equity Shares, Series A, were allocated net income of $21,424,000, $21,424,000 and $21,443,000 for the years ended December 31,
     2007, 2006 and 2005, respectively. Net income of $199,354,000,  $46,891,000 and $254,395,000 for the years ended December 31, 2007, 2006 and 2005, respectively, was allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted share units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact, if dilutive, of stock options and restricted share units outstanding). Weighted average common shares excludes shares owned by the Consolidated Entities as described in Note 10 for all periods presented, as these common shares are eliminated in consolidation.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

3.       Shurgard Merger
         ---------------

              On August 22, 2006, the Company merged with Shurgard, a REIT which
     had  interests  in  487  self-storage   facilities  in  the  U.S.  and  160
     self-storage facilities in Europe.

              Shurgard shareholders received 0.82 of our common shares for each share of Shurgard common stock they owned. Total consideration for the merger approximated $5,323,956,000, comprised of (i) the issuance of 38,913,187 common shares of Public Storage (valued at approximately $3,116,850,000 based upon the average of Public Storage's share closing price for five days before, the day of and five days after the acquisition announcement date of March 7, 2006), (ii) the assumption of Shurgard's domestic and European notes payable and capital leases with a fair value of approximately $1,396,777,000 of which $67,275,000 was repaid following the merger, (iii) the assumption of Shurgard's line of credit totaling $603,772,000, which was repaid following the merger, (iv) the issuance of vested common stock options in exchange for Shurgard stock options, with an estimated intrinsic value of approximately $69,296,000, and (v) $137,261,000 in cash, comprised of $137,916,000 to redeem Shurgard's outstanding preferred stock at liquidation value, approximately $47,524,000 in direct costs of the merger, less $48,179,000 in cash held by Shurgard at the date of the merger.

              We have allocated this aggregate purchase price to the tangible and intangible net assets, as follows (amounts in thousands):

      Operating real estate facilities                         $   4,887,507
      Construction in process                                         91,000
      Intangible assets (Note 2)                                     584,165
      Other assets                                                    95,899
      Accrued and other liabilities                                 (190,419)
      Minority interest                                             (144,196)
                                                               --------------
        Total allocated Purchase Price to net assets acquired  $   5,323,956
                                                               ==============

              As described more fully in Note 2, intangible assets consist of the estimated value of the existing tenants in place at the date of the merger, the estimated value of the land leases acquired, and the estimated value of the "Shurgard Storage Centers" trade name, which we are continuing to use in Europe.

              The results of operations of the facilities acquired in the Shurgard Merger have been included in our consolidated financial statements since the merger date of August 22, 2006. The unaudited pro forma data presented below assumes that the merger occurred as of the beginning of the respective periods, and includes pro forma adjustments to (i) increase depreciation expense to reflect our book basis for the buildings acquired,
     (ii) increase amortization expense to reflect the intangible assets acquired in the merger, (iii) decrease interest income and increase income allocated to preferred shareholders to reflect the financing of the merger with cash on hand and the proceeds from preferred stock, and (iv) decrease the historical general and administrative expense of Shurgard that is expected to be eliminated as a result of the merger. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the merger been consummated at the beginning of the periods presented.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

                                         For the Year ended
                                            December 31,
                                          2006          2005
                                     -------------- --------------
                                     (Amounts in thousands,
                                     except per share data)
                                           (Unaudited)

Revenues..........................    $  1,704,757   $ 1,539,087
Net income........................    $    200,321   $   103,958
Loss per common share:
  Basic...........................    $      (0.40)  $     (0.80)
  Diluted.........................    $      (0.40)  $     (0.80)

4.       Real Estate Facilities
         ----------------------

              Activity in real estate facilities during 2007, 2006 and 2005 is as follows:

                                                                      2007               2006              2005
                                                                  ---------------   ---------------    ---------------
                                                                               (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $ 11,261,865       $  5,930,484      $  5,510,750
  Capital improvements....................................              69,102             79,326            25,890
  Acquisition of real estate facilities from third parties              71,258            103,544           254,549
  Newly developed facilities opened for operations........             156,751            161,131            86,888
  Newly consolidated facilities (Note 5)..................              14,604             22,459                 -
  Acquired in the Shurgard Merger (Note 3)................                   -          4,887,507                 -
  Deconsolidation of Entities (Note 2)....................             (42,473)                 -                 -
  Disposition of real estate facilities...................              (4,202)            (5,860)           (8,582)
  Casualty loss (Note 2)..................................                   -                  -            (8,953)
  Abandoned facility......................................                   -             (1,545)                -
  Acquisition of minority interests (Note 10).............                   -             50,123            69,942
  Impact of foreign exchange rate changes.................             131,902             34,696                 -
                                                                  ---------------   ---------------    ---------------
  Ending balance..........................................          11,658,807         11,261,865         5,930,484
                                                                  ---------------   ---------------    ---------------
Accumulated depreciation:
  Beginning balance.......................................          (1,754,362)        (1,500,128)       (1,320,200)
  Depreciation expense....................................            (371,665)          (255,615)         (186,048)
  Reduction due to disposition of real estate facilities..               1,184                832             3,154
  Deconsolidation of Entities (Note 2)....................               1,064                  -                 -
  Abandoned facility......................................                   -                549                 -
  Casualty loss (Note 2)..................................                   -                  -             2,966
  Impact of foreign exchange rate changes.................              (4,446)                 -                 -
                                                                  ---------------   ---------------    ---------------
  Ending balance..........................................          (2,128,225)        (1,754,362)       (1,500,128)
                                                                  ---------------   ---------------    ---------------
Construction in process:
   Beginning balance......................................              90,038             54,472            56,160
   Current development....................................             124,534            119,648            86,248
   Newly developed facilities opened for operations.......            (156,751)          (161,131)          (86,888)
   Acquired in the merger with Shurgard (Note 3)..........                   -             91,000                 -
   Write off of development costs.........................              (2,120)           (10,354)                -
   Dispositions during the year...........................                   -             (4,970)           (1,048)
   Impact of foreign exchange rate changes................               4,623              1,373                 -
                                                                  ---------------   ---------------    ---------------
   Ending balance.........................................              60,324             90,038            54,472
                                                                  ---------------   ---------------    ---------------
 Total real estate facilities.............................        $  9,590,906       $  9,597,541      $  4,484,828
                                                                  ===============   ===============    ===============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              During 2007, we completed three development and 14 expansion projects in the U.S. which in aggregate added approximately 670,000 net rentable square feet of self-storage space at a total cost of $66,676,000 (960,000 net rentable square feet at a total cost of $115,046,000 in 2006 and 1,472,000 net rentable square feet at a total cost of $86,888,000 in
     2005). Also in 2007, we completed nine development projects in Europe which in aggregate added approximately 479,000 net rentable square feet of self-storage space at a total cost of $90,075,000 (306,000 net rentable square feet at a total cost of $46,085,000 in 2006). During 2007, we acquired seven self-storage facilities (511,000 net rentable square feet) in the U.S. from third parties for an aggregate cost of $72,787,000, in cash; $71,258,000 was allocated to real estate facilities and $1,529,000 was allocated to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

              Excluding self-storage facilities acquired in the Shurgard Merger (see Note 3), during 2006, we acquired 12 self-storage facilities (877,000 net rentable square feet) from third parties at an aggregate cost of $103,544,000, consisting of $98,954,000 in cash and assumed mortgage debt totaling $4,590,000. In 2005, we acquired from third parties 32 self-storage facilities (2,390,000 net rentable square feet) at an aggregate cost of $254,549,000 in cash.

              Construction   in  process  at  December  31,  2007  includes  the
     development costs relating to 29 projects in the U.S. (1,218,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $28,374,000 at December 31, 2007 and total estimated costs to complete of $98,763,000 (unaudited). In addition, we have 14 projects to develop new self-storage facilities in Europe (737,000 aggregate net rentable square feet), with costs incurred at December 31, 2007 of $31,950,000 and total estimated costs to complete of $91,931,000 (unaudited).

              From time to time, our facilities are subject to condemnation proceeds, resulting in disposal of a portion or, in some cases, the entire facility. In addition, we dispose of unused parcels of land in certain cases. When an entire real estate facility is disposed of (one facility in 2007, two facilities in 2006 and one facility in 2005), the operating results of these disposed facilities, including the gain on sale are classified in discontinued operations on our consolidated statements of income for all periods presented. During 2007, 2006, and 2005, we received net proceeds from such disposal transactions totaling $8,708,000, $14,545,000, and $14,755,000, respectively. Aggregate gains on sale included on our accompanying consolidated statements of income were $5,690,000, $4,547,000, and $8,279,000 in 2007, 2006, and 2005,
     respectively, of which $4,336,000, $2,370,000, and $6,323,000 in such gains were included in discontinued operations.

              In 2005, we recorded casualty losses of $1,917,000 as a result of damage to our facilities from hurricanes. These casualty losses were comprised of the book value of assets damaged of $5,987,000 less insurance proceeds of approximately $4,070,000. One of these facilities damaged by the aforementioned hurricanes was abandoned in 2006, because it was deemed economically impractical to rebuild. Because the book value is no longer recoverable, we recorded an impairment charge of $996,000 in the year ended December 31, 2006, representing the remaining book value of the facility. This impairment charge, along with the historical operations of this facility, is included in discontinued operations.

              We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the years ended December 31, 2007, 2006 and 2005 was $4,746,000, $2,716,000 and
     $2,820,000, respectively.

              At December 31, 2007, the adjusted basis of real estate facilities for federal tax purposes was approximately $9.4 billion (unaudited).

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

5.       Investments in Real Estate Entities
         -----------------------------------

              Interests in entities for periods that they are either VIE's that we are not the primary beneficiary of, or other non-VIE entities that we do not have a controlling financial interest in, are accounted for using the equity method of accounting.

              During 2007, 2006, and 2005, we recognized earnings from our investments in real estate entities of $12,738,000, $11,895,000, and $24,883,000, respectively, and received cash distributions totaling $23,606,000, $17,699,000, and $23,112,000, respectively. In addition, during 2005, we received a distribution from affiliated entities of 635,885 of our common shares and 31,909 depositary shares of our Equity Shares, Series A, with an aggregate book value of $14,520,000.

              In May 2007, we discontinued consolidating certain limited partnerships and began to account for our investments in these entities using the equity method (Note 2). As a result, investments in real estate entities increased by $23,079,000, representing the aggregate book value of our investment in these limited partnerships.

              In November 2007, we acquired the remaining interests we did not own in certain limited partnerships owning five of these facilities (269,000 net rentable square feet) for $1,200,000 in cash. These entities were previously accounted for using the equity method of accounting, however, with the acquisition of the remaining interests in these limited partnerships we began consolidating the accounts of these entities which resulted in a decrease in investment in real estate entities of $7,373,000, and adjustments to the following balance sheet accounts (amounts in thousands):

                                                                 Total
                                                               ------------
   Real estate facilities, net.........................        $   14,604
   Intangible assets...................................             1,048
   Notes payable.......................................            (6,681)

              The following table sets forth our investments in the real estate entities at December 31, 2007 and 2006, and our equity in earnings of real estate entities for each of the three years ended December 31, 2007 (amounts in thousands):

                                     Investments in Real Estate            Equity in Earnings of Real Estate Entities
                                      Entities at December 31,                  for the Year Ended December 31,
                                     -------------------------------       -------------------------------------------
                                        2007             2006                2007            2006            2005
                                     -------------    --------------       ------------   ------------   -------------
   PSB                                $   273,717      $    283,700         $  10,502      $   9,764       $  18,757
   Other investments..............         33,026            18,205             2,236          2,131           6,126
                                     -------------    --------------       ------------   ------------   -------------
       Total......................    $   306,743      $    301,905         $  12,738      $  11,895       $  24,883
                                     =============    ==============       ============   ============   =============

              Investment in PS Business Parks, Inc.
              -------------------------------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 45% common equity interest in PSB as of December 31, 2007. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership throughout 2007, 2006 and 2005. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at December 31, 2007 ($52.55 per share of PSB common stock), the shares and units had a market value of approximately $668.6 million as compared to a book value of $273.7 million.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              At December 31, 2007, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                                   2007              2006               2005
                                                              ----------------  -----------------  -----------------
                                                                            (Amounts in thousands)
 For the year ended December 31,
   Total operating revenue..............................      $      271,499     $      242,839     $      220,183
   Costs of operations and other operating expenses.....             (92,277)           (81,717)           (71,627)
   Other income and expense, net........................                 974              4,299              3,558
   Depreciation and amortization........................             (98,521)           (86,216)           (76,178)
   Discontinued operations..............................                   -              1,643             15,620
   Minority interest....................................             (13,009)           (16,268)           (16,262)
                                                              ----------------  -----------------  -----------------
     Net income.........................................      $       68,666     $       64,580     $       75,294
                                                              ================  =================  ==================


                                                                   2007               2006
                                                              ---------------   ----------------
                                                                   (Amounts in thousands)
 At December 31,
   Total assets (primarily real estate).................      $    1,516,283     $    1,463,599
   Total debt...........................................              60,725             67,048
   Other liabilities....................................              50,758             43,129
   Preferred equity and preferred minority interests....             811,000            705,250
   Common equity and common minority interests..........             593,800            648,172


              Other Investments
              -----------------

              At December 31, 2007, other investments include an aggregate common equity ownership of approximately 28% in a) 5 entities that own an aggregate of 22 self-storage facilities that we held on a consistent basis for each of the years ended December 31, 2007 and 2006, respectively, and
     b) entities owning six self-storage facilities, which we deconsolidated effective May 24, 2007, as described in Note 2.

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro-rata share) with respect to these other investments:

                                           2007         2006           2005
                                        ------------ ------------  ------------
                                                 (Amounts in thousands)
 For the year ended December 31,
 Total revenue........................  $   21,601    $   18,707    $   16,563
 Cost of operations and other expenses      (8,933)       (7,395)       (6,390)
 Depreciation and amortization........      (3,883)       (3,235)       (2,039)
                                        ------------ ------------  ------------
     Net income.......................  $    8,785    $    8,077    $    8,134
                                        ============ ============  ============

                                               2007           2006
                                           ------------   ------------
                                              (Amounts in thousands)
 At December 31,
 Total assets (primarily storage
     facilities)......................     $    75,903    $   77,809
 Total debt...........................          12,409        12,735
 Other liabilities....................             774         1,395
 Total Partners' equity...............          62,720        63,679

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

6.       Bank Credit Facilities
         ----------------------

              On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2007). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2007). We had no outstanding borrowings on our Credit Agreement at December 31, 2007 or at February 28, 2008.

              The  Credit  Agreement  includes  various   covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at December 31, 2007.

              At December 31, 2007, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $20,408,000 ($21,068,000 at December 31, 2006). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

              On December 27, 2006, we entered into a $300 million unsecured short-term credit agreement (the "Bridge Loan") with a commercial bank that matured April 1, 2007. At December 31, 2006, our outstanding borrowings under this facility totaled $300 million. On January 10, 2007, borrowings under this facility were repaid in full and the Bridge Loan terminated.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

7.       Notes Payable
         -------------

              The carrying amount of our notes payable at December 31, 2007 and 2006 consist of the following (dollar amounts in thousands):


                                                                               December 31, 2007              December 31, 2006
                                                                             ---------------------------- --------------------------
                                                                               Carrying         Fair         Carrying       Fair
                                                                                amount          value         amount        value
                                                                             -------------- ------------- ------------- ------------
  DOMESTIC UNSECURED NOTES PAYABLE:

  5.875% effective and stated note rate, interest only and payable
     semi-annually, matures in March 2013................................      $   200,000   $   199,435   $   200,000   $   205,999
  5.73% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes
     $10,905 of unamortized premium at December 31, 2007) ...............          210,905       216,700      214,033        221,244
  6.53% effective rate, 7.625% stated note rate which matured April 2007.                -             -       50,119         50,119
  7.66% senior unsecured note which matured January 2007.................                -             -       11,200         11,200

   DOMESTIC MORTGAGE NOTES:

  5.59% average effective rate fixed rate mortgage notes payable, secured by 57 real estate facilities with a net book value of $422,607 at December 31,
     2007 and stated note rates between 4.95% and 7.76%, due between January
     2008 and August 2015 (carrying amount includes $3,278 of
     unamortized premium at December 31, 2007) ..........................          150,288       156,120      166,737        164,953
  Variable rate mortgage notes payable...................................                -             -        8,428          8,428
  5.29% average effective rate fixed rate mortgage notes payable,  secured by 31 real estate facilities with a net book value of $178,591 at
     December 31, 2007, stated note rates between 5.40% and 8.75%, principal and interest payable monthly, due at varying dates between October 2009 and September 2028 (carrying amount includes $3,541 of unamortized
     premium at December 31, 2007)........................................          86,609        88,601        91,489        89,049

  EUROPEAN SECURED NOTES PAYABLE:

  (euro)325 million notes payable due  originally in 2011,  but prepaid in
     January 2007........................................................               -             -       428,760        428,760
  First Shurgard credit agreement, due in 2008, secured by 38 real estate facilities with a net book value of $285,757 at December 31, 2007
     (interest rate of EURIBOR + 2.25%, 6.139% average for the year ended
     December 31, 2007, 5.976% rate at December 31, 2007 which approximate
     market rates).......................................................         189,064       189,064       172,832        172,832
  Second Shurgard credit agreement, due in 2009, secured by 30 real estate facilities with a net book value of $253,134 at December 31, 2007
     (interest rate of EURIBOR + 2.25%, 6.268% average for the year ended
     December 31, 2007, 6.769% rate at December 31, 2007 which approximate        187,665       187,665       116,086        116,086
     market rates).......................................................
  Liability under Capital Leases.........................................           7,316         7,316         6,600          6,600
                                                                             -------------- ------------- ------------- ------------
         Total notes payable.............................................      $1,031,847    $1,044,901    $1,466,284    $ 1,475,270
                                                                             ============== ============= ============= ============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              The 5.875% and 5.73% effective rate domestic unsecured notes payable were recorded at their estimated fair value upon assumption based upon estimated market rates for debt with similar terms and ratings. The initial premium of $15,692,000, representing the difference between the stated note rate and fair value on August 23, 2006, is being amortized over the remaining term of the notes using the effective interest method.

              The domestic unsecured notes payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at December 31, 2007.

              The 5.59% average effective rate fixed rate domestic mortgage notes were recorded at their estimated fair value based upon the estimated market rate upon assumption of approximately 5.59%, an aggregate of approximately $184,592,000 as compared to the actual assumed balances of an aggregate of $179,827,000. This initial premium of $4,765,000, representing the difference between the stated note rate and fair value on August 23, 2006, is being amortized over the remaining term of the mortgage notes using the effective interest method. These mortgage notes require interest and principal payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at December 31, 2007.

              On January 2, 2007, we repaid the (euro)325 million collateralized European notes that were otherwise payable in 2011. We also terminated the related European currency and interest rate hedges.

              First Shurgard and Second Shurgard, joint venture partnerships in which we have a 20% interest, (see Note 10) have senior credit agreements denominated in Euros to borrow, in aggregate, up to (euro)271.6 million ($399.8 million as of December 31, 2007). As of December 31, 2007, the available amounts under those credit facilities were, in the aggregate,
     (euro)12.5 million ($18.4 million). These credit facilities were put into place to fund development costs of various self-storage projects. Our draws under the First Shurgard and Second Shurgard credit facilities can be limited if the completion of projects is not timely and if we have certain cost overruns. The credit facilities also require us to maintain a maximum loan to value of the collateral ratio and a minimum debt service ratio. As of December 31, 2007, we were in compliance with these financial covenants. In February 2008, we requested a one year extension on the First Shurgard credit agreement through May 26, 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request. Concurrent with the completion of the proposed transaction for a prospective investor to acquire a 51% ownership interest in Shurgard Europe, we will seek to obtain a waiver from the lenders of the Second Shurgard credit facility for the change in control acceleration clause contained in the credit facility. See Note 19 for further information regarding the proposed transaction involving Shurgard Europe.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              At December 31, 2007, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                       Domestic            Domestic                           Liabilities
                                      Unsecured         Mortgage Notes         European          under
                                    Notes Payable           Payable         Notes Payable   Capital Leases       Total
                                  ----------------   ------------------    --------------- ---------------  ----------------
2008.........................     $         3,512    $        23,509        $    189,064    $       115      $    216,200
2009.........................               3,720              8,788             187,665 (a)        127           200,300
2010.........................               3,939             10,669                   -             88            14,696
2011.........................             199,734             27,445                   -            804           227,983
2012.........................                   -             55,195                   -             44            55,239
Thereafter...................             200,000            111,291                   -          6,138           317,429
                                  ----------------   ------------------    --------------- ---------------  ----------------
                                  $       410,905    $       236,897        $    376,729    $     7,316      $  1,031,847
                                  ================   ==================    =============== ===============  ================
Weighted average effective rate             5.8%               5.5%                6.2%            9.9%            5.9%
                                  ================   ==================    =============== ===============  ================


(a) Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is contractually obligated to grant our request.

              We incurred  interest  expense with respect to our notes  payable, capital leases, debt to joint venture partner and line of credit aggregating $68,417,000, $35,778,000 and $11,036,000 for the years ended
     December 31, 2007, 2006 and 2005, respectively. These amounts were comprised of $73,278,000, $38,887,000 and $12,062,000 in cash for the years
     December 31, 2007, 2006 and 2005, respectively, less $4,861,000, $3,109,000 and $1,026,000 in amortization of premium net of increase in Debt to Joint Venture Partner described in Note 8, respectively.

              The net book value of the properties under capital leases was $34,153,000 as of December 31, 2007, which is net of accumulated depreciation of $1,711,000.

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

              The outstanding balances of $38,081,000 and $37,258,000 due the joint venture partner as of December 31, 2007 and 2006, respectively, approximate the fair value of our partner's interest in these facilities as of each respective date. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability we will record adjustments to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We increased the note balance by $640,000 during 2007 and $1,386,000 during 2006 as a result of our periodic review of fair value.

              A total of  $3,183,000,  $3,066,000 and $2,939,000 was recorded as interest expense on our consolidated statements of income with respect to our Debt to Joint Venture Partner during the years ended December 31, 2007,

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     2006 and 2005, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $3,000,000, $2,890,000 and $2,534,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the years ended December 31, 2007, 2006 and 2005, respectively, and increases in the Debt to Joint Venture Partner of $183,000, $176,000 and $405,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

9.       Derivative Financial Instruments
         --------------------------------

              As described in Note 2, under Derivative Financial Instruments, we report derivative financial instruments at fair value on our consolidated balance sheet and changes in fair values for the years ended December 31, 2007 and 2006, have been recognized in earnings. The respective balances of these financial instruments are included in other assets and accrued and other liabilities as follows:

                                                               December 31, 2007      December 31, 2006
                                                               -----------------      -----------------
                                                                        (Amounts in thousands)
Assets:
Interest rate contracts................................        $        5,015         $       11,810
                                                               =================      =================
Liabilities:
Interest rate contracts................................        $            -         $       (4,162)
Foreign currency exchange contracts....................                  (308)                (7,837)
                                                               -----------------      -----------------
                                                               $         (308)        $      (11,999)
                                                               =================      =================


              For the year ended December 31, 2007, net income from derivatives of $851,000 ($3,926,000 in 2006) was comprised of a change in value of the related instruments resulting in a gain of $874,000 ($5,840,000 in 2006), offset by $23,000 ($1,914,000 in 2006) in net payments incurred during the period under the underlying instruments.

              On January 2,  2007,  in  connection  with our  prepayment  of the
     (euro)325 million collateralized notes at our European operations, we terminated the related European currency and interest rate hedges.

10.      Minority Interest
         -----------------
              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

         PREFERRED PARTNERSHIP INTERESTS

              The following table summarizes the preferred partnership units outstanding at December 31, 2007 and 2006:

                                                           December 31, 2007           December 31, 2006
                                                        -------------------------  ----------------------------
                    Earliest Redemption
                       Date or Dates      Distribution     Units       Carrying       Units        Carrying
      Series              Redeemed            Rate      Outstanding     Amount     Outstanding      Amount
------------------ ---------------------  ------------  ------------  -----------  -----------    -------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        ------------  -----------  -----------    -------------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ============  ===========  ===========    =============

              Income allocated to the preferred minority interests totaled $21,612,000, $19,055,000 and $16,147,000 for the years ended December 31,
     2007, 2006 and 2005, respectively, comprised of distributions paid. In 2005, income allocated to the preferred minority interests was increased by $874,000 due to the application of Emerging Issues Task Force Topic D-42 ("EITF D42"), "The Effect on the Calculation of Earnings per Share for the Redemption or the Induced Conversion of Preferred Stock." EITF D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred stock redeemed over the carrying amount of the preferred stock should be subtracted from net earnings to determine net earnings available to common stockholders in the calculation of earnings per share.

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

         OTHER PARTNERSHIP INTERESTS

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at December 31, 2007 and 2006 as well as the income allocated to minority interests for the years ended December 31, 2007 and 2006 with respect to the other partnership interests:

                                           Minority interest at            Minority interest in income for the year ended
                                     -------------------------------      -------------------------------------------------
                                      December 31,     December 31,         December 31,      December 31,     December 31,
  Description of Minority Interest        2007            2006                 2007              2006             2005
----------------------------------   --------------   --------------      ----------------   --------------   -------------
                                                                     (Amounts in thousands)
European joint ventures..........       $ 140,385      $    140,034         $     (9,389)     $    (3,631)    $         -
European investors...............           3,520                 -                 (196)               -               -
Convertible Partnership Units....           5,516             5,710                  270              151             469
Other consolidated partnerships..          32,267            35,286               17,246           16,308          15,161
                                     --------------   --------------      ----------------   --------------   -------------
Total other partnership interests       $ 181,688      $    181,030         $      7,931      $    12,828     $    15,630
                                     ==============   ==============      ================   ==============   =============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Distributions paid to minority interests for the years ended December 31, 2007, 2006 and 2005 were $20,047,000, $16,300,000 and
     $18,177,000, respectively. Minority interests increased $9,740,000 and $3,905,000 as a result of the impact of foreign currency translation in the years ended December 31, 2007 and 2006, respectively.

              European Joint Ventures
              -----------------------

              Through the Shurgard Merger, we acquired an interest in two joint venture entities: First Shurgard SPRL ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures were expected to develop or acquire up to approximately 75 storage facilities in Europe. Through a wholly-owned subsidiary, we have a 20% interest in each of these ventures. We have determined that First Shurgard and Second Shurgard are each VIEs, and that we are the primary beneficiary. Accordingly, First Shurgard and Second Shurgard have been consolidated in our consolidated financial statements. At December 31, 2007, First Shurgard and Second Shurgard had aggregate total assets of $581.4 million ($501.0 million at December 31, 2006), total liabilities of $406.4 million ($320.9 million at December 31, 2006), and credit facilities collateralized by assets with a net book value of $538.9 million. At December 31, 2007, First Shurgard's and Second Shurgard's creditors had no recourse to the general credit of Public Storage or Shurgard Europe other than certain loan commitments. At December 31, 2007, Public Storage could subscribe to up to (euro)7.5 million ($11.0 million) in preferred bonds in order for First Shurgard to fulfill its obligations under its senior credit agreement. We have an option to put 80% of the bonds issued by First Shurgard to Crescent Euro Self Storage Investments, Shurgard Europe's partner in the joint venture.

              On September 5, 2006, we informed the joint venture partners of First Shurgard and Second Shurgard of our intention to purchase their interests in First Shurgard and Second Shurgard, pursuant to an "exit procedure" that we believe is provided for in the respective agreements. The exit procedure can, in certain circumstances, result in a third party acquiring the facilities owned by First and Second Shurgard, including our interest in these facilities. Our joint venture partners currently contest whether we have the right to purchase their interests under this procedure. On January 17, 2007, we filed an arbitration action related to our intention to terminate the joint venture early. See Note 16 for further discussion of the arbitration proceedings.

              European Investors
              ------------------

              In the second quarter of 2007, one of our European subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Self-Storage SCA ("Shurgard Europe"), also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right, but not the obligation to repurchase the LLP Interests upon (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 during 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying consolidated balance sheet at December 31, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying consolidated statements of income for the year ended December 31, 2007.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Convertible Partnership Units
              -----------------------------

              At December 31, 2007 and, 2006, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the entity. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

              Other Consolidated Partnerships
              -------------------------------

              At December 31, 2007 and 2006, the other consolidated partnerships reflect common equity interests that we do not own in 33 entities (generally partnerships) that own in aggregate 177 self-storage facilities. The related partnership agreements have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

              In May 2007 we discontinued consolidating certain of these partnerships due to our losing effective control of them. As a result, minority interest in income with respect to these partnerships ceased effective May 2007, and $682,000 in minority interest was eliminated.

              In connection with the Shurgard Merger we obtained partial equity interests in certain joint ventures. Following the Shurgard Merger, in 2006 we acquired the minority interests in certain of these joint ventures, for an aggregate of approximately $62,300,000 in cash. As a result of these transactions, we obtained the remaining interest in a total of 68 self-storage facilities. This acquisition was recorded as a reduction in minority interest totaling $12,177,000, with the remainder allocated to real estate ($50,123,000).

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

              The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair value of the Other Partnership Interests is approximately $532 million at December 31, 2007 and 2006.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

11.      Shareholders' Equity
         --------------------

              Cumulative Preferred Shares
              ---------------------------

              At December 31, 2007 and 2006, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                           At December 31, 2007           At December 31, 2006
                           Earliest                    ----------------------------   -----------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series                Date           Rate        Outstanding      Amount        Outstanding       Amount
------------------      --------------   ------------  --------------  -------------  --------------   ------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%           6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%          18,400        460,000          18,400        460,000
Series L                  10/20/11            6.750%           9,200        230,000           9,200        230,000
Series M                    1/9/12            6.625%          20,000        500,000               -              -
Series N                    7/2/12            7.000%           6,900        172,500               -              -
                                                       --------------  -------------  --------------   ------------
     Total Cumulative Preferred Shares                     1,739,500    $ 3,527,500       1,712,600    $ 2,855,000
                                                       ==============  =============  ==============   ============


              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At December 31, 2007, there were no dividends in arrears and the Debt Ratio was 8.4%.

              Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

              On January 9, 2007, we issued 20,000 depositary shares, with each depositary share representing 1/1,000 of a share of our 6.625% Cumulative Preferred Shares, Series M. The offering resulted in $500,000,000 of gross proceeds.

              On  July  2,  2007,  we  issued  6,900   depositary   shares  each
     representing 1/1,000 of our 7.000% Cumulative Preferred Shares, Series N, for gross proceeds of approximately $172,500,000.

              During 2006, we issued four series of Cumulative Preferred Shares:
     Series H - issued January 19, 2006, net proceeds totaling $101,492,000, Series I - issued May 3, 2006, net proceeds totaling $501,601,000, Series K
     - issued August 8, 2006, net proceeds totaling  $445,852,000 and Series L -

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     issued October 20, 2006, net proceeds totaling $223,623,000. During 2005, we issued four series of Cumulative Preferred Stock: Series D - issued February 28, 2005, net proceeds totaling $130,548,000, Series E - issued
     April 27, 2005, net proceeds totaling $136,601,000, Series F - issued August 23, 2005, net proceeds totaling $242,550,000 and Series G - issued December 12, 2005, aggregate net proceeds totaling $96,886,000.

              During 2006, we redeemed our Series R and Series S Cumulative Preferred Shares at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Shares, at par. The aggregated redemption value of $302,150,000 of these two series was classified as a liability at December 31, 2006 and repaid in the year ended December 31, 2007. During 2005, we redeemed our Series F Cumulative Preferred Stock, at par value plus accrued dividends. In November 2005, we called for redemption our Series Q Cumulative Preferred Stock, at par. The redemption value of $172,500,000 of this series was classified as a liability at December 31, 2005 and repaid in the year ended December 31, 2006.

         EQUITY SHARES

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

         EQUITY SHARES, SERIES A

              At December 31, 2007 and 2006, we had 8,744,193  depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

         COMMON SHARES

              Common Shares
              -------------

              During 2007, 2006 and 2005, activity with respect to our common shares was as follows:

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

                                                2007                        2006                        2005
                                        ------------------------ ---------------------------  -------------------------
                                         Shares        Amount       Shares        Amount        Shares        Amount
                                        ----------   ----------- -------------  ------------  -----------  ------------
                                                                (Dollar amounts in thousands)
Employee stock-based
    compensation (Note 14).......         278,008    $    8,457     2,135,761    $   85,369      282,998    $    7,511
Merger with Shurgard:
     Issuance of common shares
      (Note 3)...................               -             -    38,913,187     3,116,850            -             -
    Conversion of stock options..               -             -             -        69,296            -             -
Conversion of partnership units..               -             -         5,956           155            -             -
Shares received as a distribution
    from unconsolidated entities.               -             -             -             -     (635,885)      (14,520)
Repurchases of common shares.....               -             -             -             -      (84,000)       (4,990)
                                        ----------   ----------- -------------  ------------  -----------  ------------
                                          278,008    $    8,457    41,054,904    $3,271,670     (436,887)   $  (11,999)
                                        ==========   =========== =============  ============  ===========  ============


              During 2005, we received a distribution of 503,110 shares, and one of the Consolidated Entities received 132,775 shares, of our common shares previously held by the Unconsolidated Entities. The 503,110 shares that we received were retired.

              Our Board of Trustees has authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. Through December 31, 2007, we have repurchased a total of 22,201,720 of our Common Shares pursuant to this authorization.

              At December 31, 2007 and 2006,  we had  2,298,242 and 2,219,404 of
     common shares reserved in connection with our share-based incentive plans, respectively, (see Note 13) and 231,978 shares reserved for the conversion of Convertible Partnership Units, respectively.

              At December 31, 2007 and 2006, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. For the tax year ended December 31, 2007, distributions for the common shares, Equity Shares, Series A, and all the various series of preferred shares were classified as follows:

                                                     2007 (unaudited)
                           -------------------------------------------------------------------------
                              1st Quarter        2nd Quarter         3rd Quarter       4th Quarter
                           ---------------     ---------------      -------------    ---------------
Ordinary Income                 99.88%             98.83%             100.00%            97.33%
Long-Term Capital Gain           0.12%              1.17%               0.00%            2.671%
                           ---------------     ---------------      -------------    ---------------
Total                          100.00%            100.00%             100.00%           100.00%
                           ===============     ===============      =============    ===============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              A percentage of the ordinary income is "qualified dividend income" for each quarter of 2007 as follows:


                           1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                           -----------    -----------    -----------    -----------
Qualified dividend.......    0.0000%         0.0000%       0.0000%         3.9242%
                           ===========    ===========    ===========    ===========

              The following table summarizes dividends declared and paid for the years ended December 31, 2007, 2006 and 2005:


                                      2007                     2006                      2005
                           ----------------------  -------------------------  -----------------------
                            Per share    Total      Per share      Total       Per share      Total
                           ---------- -----------  -----------   -----------  -----------  ----------
                                             (Amounts in thousands, except per share data)
Preferred Shares
Series E                         -            -            -            -         $0.208          457
Series F                         -            -            -            -         $0.819        1,884
Series Q                         -            -         $0.108        742         $2.150       14,835
Series R                         -            -         $1.483     30,255         $2.000       40,800
Series S                         -            -         $1.641      9,437         $1.969       11,320
Series T                       $0.090       548         $1.906     11,601         $1.906       11,601
Series U                       $0.259     1,557         $1.906     11,438         $1.906       11,438
Series V                       $1.875    12,938         $1.875     12,938         $1.875       12,938
Series W                       $1.625     8,612         $1.625      8,612         $1.625        8,612
Series X                       $1.613     7,740         $1.613      7,740         $1.613        7,740
Series Y                       $1.713     2,740         $1.713      2,740         $1.713        2,740
Series Z                       $1.563     7,031         $1.563      7,031         $1.563        7,031
Series A                       $1.531     7,044         $1.531      7,044         $1.531        7,044
Series B                       $1.781     7,748         $1.781      7,748         $1.781        7,748
Series C                       $1.650     7,590         $1.650      7,590         $1.650        7,590
Series D                       $1.545     8,344         $1.545      8,344         $1.292        6,976
Series E                       $1.688     9,536         $1.688      9,536         $1.144        6,463
Series F                       $1.613    16,124         $1.613     16,124         $0.543        5,430
Series G                       $1.750     7,000         $1.750      7,000         $0.093          370
Series H                       $1.738     7,298         $1.654      6,945            -              -
Series I                       $1.813    37,519         $1.203     24,908            -              -
Series K                       $1.813    33,350         $0.725     13,340            -              -
Series L                       $1.688    15,526         $0.338      3,105            -              -
Series M                       $1.624    32,481            -            -            -              -
Series N                       $0.874     6,031            -            -            -              -
                                      ----------                 ---------                 ----------
                                        236,757                   214,218                     173,017
Common Shares
Common                         $2.000   340,002         $2.000    298,219           $1.900    244,200
Equity Shares, Series A        $2.450    21,424         $2.450     21,424           $2.450     21,443
                                      ----------                 ---------                 ----------
   Total dividends                     $598,183                  $533,861                    $438,660
                                      ==========                 =========                 ==========

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

12.      Related Party Transactions
         --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a royalty-free license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 27% of our common shares outstanding at December 31, 2007. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the years ended December 31, 2007, 2006 and 2005, respectively, we received $906,000, $989,000 and $1,052,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

              The Company and Mr. Hughes are co-general partners in certain consolidated entities and affiliated entities of the Company that are not consolidated, and the Hughes Family owns 47.9% of the voting stock of a private REIT that owns limited partnership interests in five affiliated partnerships, in which the Company holds 46% of the voting and 100% of the nonvoting stock of the entity and substantially all the economic interest. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

              Other Related Party Transactions
              --------------------------------

              Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

              Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $74,000, $68,000 and $45,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $724,000, $625,000 and $579,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in management fees with respect to PSB's property management services. At December 31, 2007, included in other liabilities are normal recurring amounts owed to PSB of $717,000 ($871,000 at December 31, 2006), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

              During 2007, PSB acquired certain commercial facilities that include self-storage space. We are managing this self-storage space for PSB for a management fee equal to 6% of revenues generated by the self-storage space. We recorded management fees with respect to these facilities amounting to $47,000 for the year ended December 31, 2007 (none in 2006 and 2005).

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $304,000, $320,000 and $340,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

              We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $2.5 million, $2.3 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

              On May 14, 2007, one of our European subsidiaries sold limited liability partner interests ("LLP Interests") it held in Shurgard Europe, also an indirect subsidiary of Public Storage, to various officers of the Company, other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the LLP Interests was the net asset value per LLP Interest using, among other items, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. The Company has a right, but not the obligation to repurchase the LLP Interests (1) upon a purchaser's termination of employment or (2) for any reason, on or after May 14, 2008. The repurchase price is set at the lesser of (1) the then net asset value per share or (2) the original purchase price with a 10% compounded annual return. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 during 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying consolidated statements of income. The investment of these various officers is included in minority interest - other partnership interests on our accompanying consolidated balance sheet at December 31, 2007 and their pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying consolidated statements of income for the year ended December 31, 2007.

13.      Share-Based Compensation
         ------------------------

              Stock Options
              -------------

              We have various stock option plans (collectively referred to as the "PS Plans"). Under the PS Plans, the Company has granted non-qualified options to certain trustees, officers and key employees to purchase the Company's common shares at a price equal to the fair market value of the common shares at the date of grant. Generally, options under the PS Plans vest over a three-year period from the date of grant at the rate of one-third per year (options granted after December 31, 2002 vest generally over a five-year period) and expire between eight years and ten years after the date they became exercisable. The PS Plans also provide for the grant of restricted shares (see below) to officers, key employees and service providers on terms determined by an authorized committee of our Board.

              We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     vesting period (the "Fair Value Method"), less an allowance for estimated future forfeited awards.

              Information with respect to stock options during 2007, 2006 and 2005 is as follows:

                                                        2007                         2006                         2005
                                             ---------------------------    -------------------------    -------------------------
                                                               Weighted                    Weighted                     Weighted
                                               Number          Average       Number        Average         Number        Average
                                                 of           Price per        of         Price per          of         Price per
                                               Options          Share        Options        Share         Options         Share
                                             ------------     ----------    -----------   -----------    -----------   -----------
 Options outstanding January 1                1,602,934          $52.08      1,423,146        $41.46      1,441,901         $35.07
   Granted (a)                                  323,333           91.64      2,208,328         49.67        288,000          62.56
   Exercised (b)                               (200,793)          40.58     (2,026,540)        41.99       (249,520)         30.10
   Cancelled                                    (36,000)          53.67         (2,000)        52.98        (57,235)         36.84
                                             ------------     ----------    -----------   -----------    -----------   -----------
 Options outstanding December 31 (c) (d)      1,689,474          $60.72      1,602,934        $52.08      1,423,146         $41.46
                                             ============     ==========    ===========   ===========    ============  ===========
 Price  range of options  outstanding  at
 December 31: (d)                                    $22.94 to $97.47             $22.94 to $96.61             $18.00 to $69.87

Options exercisable at December 31 (e):         911,709          $45.60        856,993        $38.96        780,350         $31.38
                                             ============     ==========    ===========   ===========    ============  ===========

(a) On August 22, 2006, in connection with the Shurgard Merger, we converted each outstanding Shurgard stock option into 0.82 options exercisable for the Company's common shares. This conversion resulted in the issuance of 1,912,828 stock options.

(b) The aggregate intrinsic value of shares exercised during each year, representing the differential between the market price and the exercise price on the respective dates of exercise, amounted to approximately $11,326,000, $10,791,000, and $7,508,000 for the years ended December 31,
     2007, 2006, and 2005, respectively.

(c) The options outstanding at December 31, 2007, have remaining average contractual lives of 6.9 years, and an aggregate intrinsic value, based upon the December 31, 2007 closing price of our common shares, of approximately $31,259,000.

(d) Approximately 201,585, 263,205 and 372,570 options have exercise prices less than $30 at December 31, 2007, 2006, and 2005, respectively. Approximately 1,166,500, 894,000 and 624,000 options have exercise prices greater than $45 at December 31, 2007, 2006 and 2005, respectively.

(e) The aggregate intrinsic value of exercisable options at December 31, 2007, based upon the closing price of our common shares at December 31, 2007, amounted to approximately $26,385,000. Options exercisable at December 31, 2007 have a weighted average remaining contractual life of approximately
     5.6 years.

              We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable service period (the "Fair Value Method"), less an allowance for estimated future forfeited awards. The fair value of the stock options is determined utilizing the Black-Scholes option pricing model. The Black-Scholes option pricing model utilizes several assumptions, including the estimated life of the stock options, the average risk-free rate, the expected dividend yield, and expected volatility. We establish these assumptions based generally upon historical trends. We recorded stock option expense of $1,347,000, $1,173,000, and $1,010,000, respectively, in 2007, 2006, and 2005.

              Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

The following table sets forth financial disclosures with respect to the accounting for stock options:

                                                                            For the years ended December 31,
                                                                     ------------------------------------------------
SELECTED INFORMATION WITH RESPECT TO EMPLOYEE STOCK OPTIONS:              2007            2006              2005
                                                                     -------------    ------------      -------------
                                                                      (Dollar amounts in thousands, except per-share
                                                                                        amounts)
Average estimated value per option granted, utilizing the
Black-Scholes method..............................................        $9.46           $9.72            $6.77

ASSUMPTIONS USED IN VALUING OPTIONS WITH THE BLACK-SCHOLES METHOD:
    Expected life of options in years (a).........................         5               5                5
    Risk-free interest rate.......................................         4.6%            4.6%             4.0%
    Expected volatility (b).......................................        0.228           0.227            0.234
    Expected dividend yield.......................................         7.0%            7.0%             7.0%


(a) Expected life is based upon our expectations of stock option recipients' expected exercise and termination patterns.

(b) Expected volatility is based upon the level of volatility historically experienced.

(c) At December 31, 2007, the total compensation cost related to non-vested stock option awards amounts to approximately $4,575,000, which will be recognized over the remaining vesting period.

         RESTRICTED SHARE UNITS

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

              The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the service period as compensation expense. The related employer portion of payroll taxes is expensed as incurred. Until December 31, 2005 (see below), forfeitures were recognized as experienced, reducing compensation expense.

              Effective January 1, 2006, in accordance with Statement of Financial Accounting Standards No. 123 - revised ("SFAS 123R"), we began recording compensation expense net of estimates for future forfeitures (the "Estimated Forfeiture Method"). In addition, we estimated the cumulative compensation expense that would have been recorded through December 31, 2005, had we used the Estimated Forfeiture Method, would have been $578,000 lower. Accordingly, as prescribed by SFAS 123R, we recorded this adjustment as a cumulative effect of change in accounting principal on our accompanying consolidated statement of income for the year ended December 31, 2006.

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

              During the year ended December 31, 2007, 187,925 restricted share units were granted with an aggregate fair value on the date of grant of approximately $18,860,000, 82,943 restricted share units were forfeited (aggregate grant-date fair value of $6,831,000), and 112,684 restricted share units vested (aggregate grant-date fair value of $6,871,000) with an

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     aggregate fair value on the date of vesting of $10,192,000. This vesting resulted in the issuance of 77,215 common shares. In addition, cash compensation was paid to employees in lieu of 35,469 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              During the year ended December 31, 2006, 419,170 restricted share units were granted with an aggregate fair value on the date of grant of approximately $33,861,000, 31,370 restricted share units were forfeited (aggregate grant-date fair value of $1,924,000), and 71,160 restricted share units vested (aggregate grant-date fair value of $3,438,000) with an aggregate fair value on the date of vesting of $5,918,000. This vesting resulted in the issuance of 47,159 common shares. In addition, cash compensation was paid to employees in lieu of 24,001 common shares based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              During the year ended December 31, 2005, 169,750 restricted share units were granted with an aggregate fair value on the date of grant of approximately $9,633,000, 74,200 restricted share units were forfeited (aggregate grant-date fair value of $3,388,000), and 47,760 restricted share units vested (aggregate grant-date fair value of $2,053,000) with an aggregate fair value on the date of vesting of $3,156,000. This vesting resulted in the issuance of 33,478 common shares. In addition, cash compensation was paid to employees in lieu of 14,282 common shares based upon the market value of the stock at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At December 31, 2007, approximately 608,768 restricted share units were outstanding (616,470 and 299,830 at December 31, 2006 and 2005, respectively) with an aggregate fair value at December 31, 2007, based upon the closing price of our common shares, of approximately $44,690,000. The aggregate grant-date fair value of the 608,768 restricted share units outstanding at December 31, 2007 was approximately $48,578,000 ($43,421,000 for the 616,470 restricted share units at December 31, 2006), which will be recognized over the remaining vesting period of approximately four years. A total of $7,164,000, $5,136,000, and $3,748,000 in restricted share expense was recorded for the years ended December 31, 2007, 2006 and 2005, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

14.      Segment Information
         -------------------

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

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Measurement of Segment Income (Loss) and Segment Assets - Domestic
              ------------------------------------------------------------------
              Self-Storage and Domestic Ancillary
              -----------------------------------

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

              Measurement of Segment Income (Loss) and Segment Assets - European
              ------------------------------------------------------------------
              Operations
              ----------

              The European segment  operations are primarily  independent of the other segments, with separate management, debt, financing activities, and capital allocation decisions. The operations of our European segment are included in our financial statements effective August 23, 2006 when we completed the Shurgard Merger. Accordingly, this segment is evaluated by management as a stand-alone business unit and the European segment presentation includes all of the revenues, expenses, and operations of this business unit, including interest expense paid to outside parties and general and administrative expense. Assets of our European operations at December 31, 2007, include real estate with a book value of approximately $1.6 billion ($1.4 billion at December 31, 2006), intangibles with a book value of approximately $87 million ($167 million at December 31, 2006), and other assets with a book value of approximately $60 million ($65 million at December 31, 2006). At December 31, 2007, liabilities of our European operations include; intercompany payables of $556 million ($521 million at December 31, 2006), debt of $384 million ($724 million at December 31,
     2006) and accrued and other liabilities of $101 million ($108 million at December 31, 2006). At December 31, 2006, assets of our European operations included approximately $480 million in cash (of which approximately $429 million was utilized on January 2, 2007 to prepay the (euro)325M collateralized notes).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

For the year ended December 31, 2007

                                                                                      Domestic      Other Items Not
                                                     Domestic        European        Ancillary        Allocated to         Total
                                                    Self-Storage     Operations      Operations         Segments        Consolidated
                                                   --------------   -------------    ------------   ---------------   --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $ 1,468,175     $  194,279      $        -     $         -      $  1,662,454
   Ancillary operating revenue...................               -         17,568         124,932               -           142,500
   Interest and other income.....................               -              -               -          11,417            11,417
                                                   --------------   -------------    ------------   ---------------   --------------
                                                        1,468,175        211,847         124,932          11,417         1,816,371
                                                   --------------   -------------    ------------   ---------------   --------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................         487,982         92,245               -               -           580,227
      Ancillary operations.......................               -          5,196          74,442               -            79,638
  Depreciation and amortization..................         488,180        130,924           3,306               -           622,410
  General and administrative.....................               -         20,321               -          39,428            59,749
  Interest expense...............................               -         22,108               -          41,563            63,671
                                                   --------------   -------------    ------------   ---------------   --------------
                                                          976,162        270,794          77,748          80,991         1,405,695
                                                   --------------   -------------    ------------   ---------------   --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, gain on disposition of real estate
   investments, foreign currency exchange gain,
   income from derivatives and minority
   interest in income............................         492,013        (58,947)         47,184         (69,574)          410,676

Equity in earnings of real estate entities.......           2,236              -          10,502               -            12,738
Casualty gain....................................           2,665              -               -               -             2,665
Gain on disposition of real estate investments...               -              -               -           2,547             2,547
Foreign currency exchange gain...................               -         57,593               -               -            57,593
Income from derivatives, net.....................               -            851               -               -               851
Minority interest in (income) loss...............         (17,320)         9,389               -         (21,612)          (29,543)
                                                   --------------   -------------    ------------   ---------------   --------------
Income (loss) from continuing operations.........         479,594          8,886          57,686         (88,639)          457,527
Discontinued operations..........................               -           (965)              -             973                 8
                                                   --------------   -------------    ------------   ---------------   --------------
Net income (loss)................................     $   479,594     $    7,921      $   57,686     $   (87,666)     $    457,535
                                                   ==============   =============    ============   ===============   ==============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

For the year ended December 31, 2006

                                                                                       Domestic     Other Items Not
                                                      Domestic         European        Ancillary       Allocated to         Total
                                                    Self-Storage      Operations      Operations        Segments        Consolidated
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,180,234     $   59,463     $        -      $        -      $  1,239,697
   Ancillary operating revenue...................                -          5,121        104,394               -           109,515
   Interest and other income.....................                -              -              -          31,799            31,799
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                         1,180,234         64,584        104,394          31,799         1,381,011
                                                   ---------------   -------------   -------------  ----------------  --------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................          398,760         30,150              -               -           428,910
      Ancillary operations.......................                -          2,210         67,318               -            69,528
  Depreciation and amortization..................          374,842         59,524          3,202               -           437,568
  General and administrative.....................                -         10,245              -          74,416            84,661
  Interest expense...............................                -         13,109              -          19,953            33,062
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                           773,602        115,238         70,520          94,369         1,053,729
                                                   ---------------   -------------   -------------  ----------------  --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of real estate and real estate
   investments, foreign currency exchange gain, income
   from derivatives and minority
   interest in income............................          406,632        (50,654)        33,874         (62,570)          327,282

Equity in earnings of real estate entities.......            2,131              -          9,764               -            11,895
Gain on disposition of real estate and real
   estate investments............................                -              -              -           2,177             2,177
Foreign currency exchange gain...................                -            336              -               -               336
Income from derivatives, net.....................                -          3,926              -               -             3,926
 Minority interest in income.....................          (16,459)         3,631              -         (19,055)          (31,883)
                                                   ---------------   -------------   -------------  ----------------  --------------
Income (loss) from continuing operations.........          392,304        (42,761)        43,638         (79,448)          313,733
Cumulative effect of a change in accounting
   principle.....................................                -              -              -             578               578
Discontinued operations..........................                -           (313)             -              28              (285)
                                                   ---------------   -------------   -------------  ----------------  --------------
Net income (loss)................................     $    392,304     $  (43,074)    $   43,638      $  (78,842)     $    314,026
                                                   ===============   =============   =============  ================  ==============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

For the year ended December 31, 2005

                                                                                       Domestic     Other Items Not
                                                      Domestic         European        Ancillary       Allocated to         Total
                                                    Self-Storage      Operations      Operations        Segments        Consolidated
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................    $    951,370     $       -      $        -      $         -      $    951,370
   Ancillary operating revenue...................               -             -          92,021                -            92,021
   Interest and other income.....................               -             -               -           16,447            16,447
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                          951,370             -          92,021           16,447         1,059,838
                                                   ---------------   -------------   -------------  ----------------  --------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................         320,589             -               -                -           320,589
      Ancillary operations.......................               -             -          57,669                -            57,669
  Depreciation and amortization..................         191,102             -           5,051                -           196,153
  General and administrative.....................               -             -               -           21,115            21,115
  Interest expense...............................               -             -               -            8,216             8,216
                                                   ---------------   -------------   -------------  ----------------  --------------
                                                          511,691             -          62,720           29,331           603,742
                                                   ---------------   -------------   -------------  ----------------  --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty loss, gain on disposition of real estate
   and real estate investments and
   minority interest in income...................         439,679             -          29,301          (12,884)          456,096

Equity in earnings of real estate entities.......           6,126             -          18,757                -            24,883
Casualty loss ...................................               -             -               -           (1,917)           (1,917)
Gain on disposition of real estate and real
   estate investments............................               -             -               -            3,099             3,099
 Minority interest in income.....................         (15,630)            -               -          (17,021)          (32,651)
                                                   ---------------   -------------   -------------  ----------------  --------------
Income from continuing operations................         430,175             -          48,058          (28,723)          449,510
Discontinued operations..........................               -             -               -            6,883             6,883
                                                   ---------------   -------------   -------------  ----------------  --------------
Net income (loss)................................    $    430,175     $       -      $   48,058      $   (21,840)     $    456,393
                                                   ===============   =============   =============  ================  ==============

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

15.      Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

     The Fair Value Option for Financial Assets and Financial Liabilities
     --------------------------------------------------------------------

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

     Accounting for Uncertainty in Income Taxes
     ------------------------------------------

              In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 was effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 had no material impact on our financial position, operating results or cash flows. See Note 17 for further discussion of our adoption of FIN 48.

     Fair Value Measurement
     ----------------------

              In 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial condition or results of operations.

16.      Commitments and Contingencies
         -----------------------------

              Serrao v. Public Storage,  Inc. (filed April 2003) (Superior Court
              ------------------------------------------------------------------
              of California - Orange County)
              ------------------------------

              The plaintiff in this case filed a suit against the Company on behalf of a putative class of renters who rented self-storage units from the Company. Plaintiff alleges that the Company misrepresented the size of

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

     its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to the Company.

              Drake v. Shurgard  Storage  Centers,  Inc. (filed  September 2002)
              ------------------------------------------------------------------
              (Superior Court of California - Orange County)
              ----------------------------------------------

              This is a companion case to the Serrao matter discussed above. The plaintiff alleges the same set of operative facts and seeks the same relief as in Serrao against Shurgard, whose liability Public Storage assumed following the merger of Public Storage and Shurgard on August 22, 2006. In June 2007, the Court certified a class of all Shurgard renters who rented a storage unit at a Shurgard facility in California that was smaller than represented. On November 26, 2007, the Court entered an order dismissing the matter in its entirety without any liability to the Company.

              Potter,  et al v.  Hughes,  et al (filed  December  2004)  (United
              ------------------------------------------------------------------
              States District Court - Central District of California)
              -------------------------------------------------------

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

              Brinkley v. Public  Storage,  Inc.  (filed  April 2005)  (Superior
              ------------------------------------------------------------------
              Court of California - Los Angeles County)
              -----------------------------------------

              The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. An appeal to the Court's June 22, 2007 order granting the Company's summary judgment motion is currently pending.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Simas v. Public Storage, Inc. (filed January 2006) (Superior Court
              ------------------------------------------------------------------
              of California - Orange County)
              ------------------------------

              The plaintiff brought this action against the Company on behalf of a purported class who bought insurance coverage at the Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, the plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. The case was therefore dismissed. The plaintiff has appealed the trial court's ruling and this appeal is currently pending.

              European Joint Venture Arbitration Proceeding
              ---------------------------------------------

              The Company holds indirectly a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard that collectively own 70 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint ventures partners have contested both the valuation of their interests and whether the Company has the right to purchase its interests under this early exit procedure. Accordingly, it is uncertain as to whether the Company will acquire such interests pursuant to the early exit notice served. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings are currently scheduled to begin on June 30, 2008.

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

              Our tenant insurance program reinsures policies against claims for losses to goods stored by tenants at our self-storage facilities. We have third-party insurance coverage for claims paid exceeding $1,500,000 resulting from any individual event, to a limit of $9,000,000. At December 31, 2007, we had approximately 490,000 reinsured policies outstanding representing aggregate coverage of approximately $1.2 billion. Our exposure to tenant insurance losses are minimal with respect to our European operations due to third-party insurance coverage.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              Development and Acquisition of Real Estate Facilities
              -----------------------------------------------------

              We currently have 43 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $273 million of which $60,324,000 has been spent at December 31, 2007. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months. As of February 27, 2008, we are under contract to purchase two self-storage facilities in California (total approximate net rental square feet of 248,000) at an aggregate cost of $31,025,000, which includes approximately $9,900,000 of assumed debt. We anticipate that these acquisitions will be funded entirely by us. These contracts are subject to significant contingencies, and there is no assurance that these facilities will be acquired.

              Operating Lease Obligations

              We lease trucks, land, equipment and office space. At December 31, 2007, the future minimum rental payments required under our operating leases for the years ending December 31, principally representing amounts payable under land leases for our European subsidiaries, are as follows (amounts in thousands):

  2008......................................    $   20,394
  2009......................................        16,197
  2010......................................        12,053
  2011......................................        10,658
  2012......................................        10,202
  Thereafter................................       195,371
                                                -----------
                                                $  264,875
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

              Expenses under operating leases were approximately $14.7 million, $9.8 million, and $6.3 million for the years ended December 31, 2007, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

17.      Income Taxes
         ------------

              For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our REIT taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe that the Company has met these REIT requirements during 2007.

              Domestic operations other than rental real estate are primarily conducted through taxable REIT subsidiaries. Income of our taxable REIT subsidiaries is subject to federal, state and local income taxes. We are subject to the income tax provisions of the various European countries in which we have rental real estate operations.

              As of August 23, 2006, the date of the Shurgard Merger, the Company started to consolidate the income tax provision of the former Shurgard domestic and European activities, the latter of which are subject to income taxes in the jurisdictions of the countries where they operate.

                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

              The provision for income tax, including Federal, State, and Foreign taxes, totaled $8,598,000, $5,100,000 and $200,000 for 2007, 2006 and 2005, respectively. These amounts are included in General and Administrative Expense as well as Cost of Operations - Ancillary Operations.

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

              Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

              We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

              At December 31, 2007, the Company had net operating loss carryforwards of $516.9 million related to U.S. federal, state and foreign jurisdictions ($20.4 million of U.S. federal, $35 million of state and $461.5 million of foreign loss carryforwards). Utilization of net operating losses to offset future taxable income may be subject to certain limitations under Sections 382 and 1502 of the Internal Revenue Code, and other limitations under state and foreign tax laws. If these net operating losses are not utilized, they expire at various times beginning in 2008. As of December 31, 2007 and 2006, we provided a full valuation allowance against any net deferred tax asset arising in the various country filing groups from net operating losses, because sufficient uncertainty exists at this time regarding the future realization of these tax benefits within individual tax jurisdictions. The utilization of the net operating losses acquired in the Shurgard Merger will not result in a reduction of our future tax expense.


18.      Supplementary Quarterly Financial Data (unaudited)
         --------------------------------------------------

                                                              Three Months Ended
                                        ---------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                          2007 (b)         2007 (b)        2007 (b)           2007
                                        -------------    -------------  --------------   --------------
                                                 (Amounts in thousands, except per share data)
Revenues (a).....................        $  434,181       $  448,901      $  468,871       $  464,418
                                        =============    =============  ==============   ==============
Cost of operations (excluding
depreciation expense) (a)........        $  168,754       $  170,235      $  166,043       $  154,833
                                        =============    =============  ==============   ==============
Depreciation expense.............        $  170,790       $  162,439      $  144,105       $  145,076
                                        =============    =============  ==============   ==============
Income from continuing operations        $   66,450       $   82,875      $  157,763       $  150,439
                                        =============    =============  ==============   ==============
Net income.......................        $   65,391       $   82,177      $  156,406       $  153,561
                                        =============    =============  ==============   ==============
Per Common Share (Note 2):
   Net income -  Basic...........        $    0.01        $    0.12       $    0.54        $    0.52
                                        =============    =============  ==============   ==============
   Net income -  Diluted.........        $    0.01        $    0.11       $    0.53        $    0.52
                                        =============    =============  ==============   ==============


                                PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2007

                                                              Three Months Ended
                                        ---------------------------------------------------------------
                                          March 31,        June 30,      September 30,    December 31,
                                            2006             2006            2006             2006
                                        -------------    -------------  --------------   --------------
                                                 (Amounts in thousands, except per share data)
Revenues (a).....................        $  278,448       $  297,787      $  371,188       $  433,588
                                        =============    =============  ==============   ==============
Cost of operations (excluding
depreciation expense) (a)........        $  102,783       $  106,112      $  127,581       $  161,962
                                        =============    =============  ==============   ==============
Depreciation expense.............        $   50,006       $   48,544      $  113,442       $  225,576
                                        =============    =============  ==============   ==============
Income (loss) from continuing
operations.......................        $  113,630       $  129,146      $   79,244       $   (8,287)
                                        =============    =============  ==============   ==============
Net income (loss)................        $  114,216       $  128,862      $   81,181       $  (10,233)
                                        =============    =============  ==============   ==============
Per Common Share (Note 2):
   Net income (loss) -  Basic....        $    0.48        $    0.55       $   (0.04)       $   (0.48)
                                        =============    =============  ==============   ==============
   Net income (loss) -  Diluted..        $    0.49        $    0.55       $   (0.04)       $   (0.48)
                                        =============    =============  ==============   ==============


(a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in our quarterly reports due primarily to reclassification of our truck rental, merchandise sales, and property management operations which are now included, along with our tenant reinsurance operations, under "Ancillary Operations" on our income statement. In previous presentations, the net income from our truck rental, merchandise sales, and property management operations were reflected as a component of "interest and other income." Revenues and cost of operations also differ due to the impact of discontinued operations accounting as described in Note 2.

(b) Depreciation expense, income from continuing operations, net income and net income per common share differs from the amounts previously presented in our respective financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. We recorded a reduction in depreciation expense totaling $14,326,000 in our books and records in the quarter ended December 31, 2007. Of this adjustment, $5,613,000, $5,073,000 and $3,640,000 was for each of the three month periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and is reflected in the respective quarterly amounts.

19.      Subsequent Events
         -----------------

              In January 2008, we announced that we reached an agreement in principle for a prospective investor to acquire a 51% ownership interest in Shurgard Europe in a private transaction at a price generally consistent with the previously disclosed proceeds we expected to receive for our equity interest in last year's terminated European share offering. No binding agreement has been signed with the prospective investor and there is no assurance that a binding agreement will be signed or that a transaction will be completed. We estimate the completion of the transaction at the end of the first quarter of 2008 assuming a binding agreement is signed and the conditions related to the transaction are satisfied.

              Approximately $189.1 million in debt owed by First Shurgard was originally scheduled to mature in May 2008. However, in February 2008, under the terms of the related credit agreement we have requested a one-year extension of the loan until May 2009. Assuming we have met our loan covenants, which we believe we have met, the lender is required to grant our request. Notwithstanding our expectation of receiving the requested one-year extension, if the extension is not granted, we and our joint venture partner are required to contribute our pro-rata share of funds necessary to repay the debt. We believe that our joint venture partner has the intention and ability to contribute their potential 80% share towards repayment of this debt if it is necessary.

              From January 1, 2008 through February 28, 2008, we repurchased a total of 1,520,196 of our common shares for an aggregate of approximately $111.9 million.

                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

Self-storage Facilities - United States

   1/1/81     Newport News / Jefferson Avenue                 -          108           1,071           695              -
   1/1/81     Virginia Beach / Diamond Springs                -          186           1,094           835              -
   8/1/81     San Jose / Snell                                -          312           1,815           427              -
   10/1/81    Tampa / Lazy Lane                               -          282           1,899           752              -
   6/1/82     San Jose / Tully                                -          645           1,579        10,903              -
   6/1/82     San Carlos / Storage                            -          780           1,387           651              -
   6/1/82     Mountain View                                   -        1,180           1,182         2,382              -
   6/1/82     Cupertino / Storage                             -          572           1,270           543              -
   10/1/82    Sorrento Valley                                 -        1,002           1,343          (784)             -
   10/1/82    Northwood                                       -        1,034           1,522           585              -
   12/1/82    Port/Halsey                                     -          357           1,150          (396)           326
   12/1/82    Sacto/Folsom                                    -          396             329           722            323
   1/1/83     Platte                                          -          409             953           517            428
   1/1/83     Semoran                                         -          442           1,882         8,249            720
   1/1/83     Raleigh/Yonkers                                 -          203             914           640            425
   3/1/83     Blackwood                                       -          213           1,559           403            595
   4/1/83     Vailsgate                                       -          103             990           889            505
   5/1/83     Delta Drive                                     -           67             481           357            241
   6/1/83     Ventura                                         -          658           1,734           357            583
   9/1/83     Southington                                     -          124           1,233           293            546
   9/1/83     Southhampton                                    -          331           1,738           747            806
   9/1/83     Webster/Keystone                                -          449           1,688           766            813
   9/1/83     Dover                                           -          107           1,462           715            627
   9/1/83     Newcastle                                       -          227           2,163           560            817
   9/1/83     Newark                                          -          208           2,031           445            746
   9/1/83     Langhorne                                       -          263           3,549           631          1,445
   9/1/83     Hobart                                          -          215           1,491           803            838
   9/1/83     Ft. Wayne/W. Coliseum                           -          160           1,395           545            535
   9/1/83     Ft. Wayne/Bluffton                              -           88             675           328            285
   10/1/83    Orlando J. Y. Parkway                           -          383           1,512           474            622
   11/1/83    Aurora                                          -          505             758           536            341
   11/1/83    Campbell                                        -        1,379           1,849          (344)           474
   11/1/83    Col Springs/Ed                                  -          471           1,640           227            554
   11/1/83    Col Springs/Mv                                  -          320           1,036           427            441
   11/1/83    Thorton                                         -          418           1,400           267            536
   11/1/83    Oklahoma City                                   -          454           1,030         1,111            620
   11/1/83    Tucson                                          -          343             778           801            420
   11/1/83    Webster/Nasa                                    -        1,570           2,457         1,808          1,372




                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings     Total       Depreciation
--------------------------------------------------------------------------------------------------------------

Self-storage Facilities - United States

   1/1/81     Newport News / Jefferson Avenue                108        1,766         1,874          1,668
   1/1/81     Virginia Beach / Diamond Springs               186        1,929         2,115          1,802
   8/1/81     San Jose / Snell                               312        2,242         2,554          2,242
   10/1/81    Tampa / Lazy Lane                              282        2,651         2,933          2,450
   6/1/82     San Jose / Tully                             2,971       10,156        13,127          4,194
   6/1/82     San Carlos / Storage                           780        2,038         2,818          1,992
   6/1/82     Mountain View                                1,046        3,698         4,744          1,510
   6/1/82     Cupertino / Storage                            572        1,813         2,385          1,681
   10/1/82    Sorrento Valley                                651          910         1,561            817
   10/1/82    Northwood                                    1,034        2,107         3,141          1,768
   12/1/82    Port/Halsey                                    357        1,080         1,437            856
   12/1/82    Sacto/Folsom                                   396        1,374         1,770          1,083
   1/1/83     Platte                                         409        1,898         2,307          1,553
   1/1/83     Semoran                                        442       10,851        11,293          3,993
   1/1/83     Raleigh/Yonkers                                203        1,979         2,182          1,536
   3/1/83     Blackwood                                      212        2,558         2,770          2,003
   4/1/83     Vailsgate                                      103        2,384         2,487          1,822
   5/1/83     Delta Drive                                     67        1,079         1,146            821
   6/1/83     Ventura                                        658        2,674         3,332          2,100
   9/1/83     Southington                                    123        2,073         2,196          1,575
   9/1/83     Southhampton                                   331        3,291         3,622          2,553
   9/1/83     Webster/Keystone                               448        3,268         3,716          2,560
   9/1/83     Dover                                          107        2,804         2,911          2,070
   9/1/83     Newcastle                                      227        3,540         3,767          2,732
   9/1/83     Newark                                         208        3,222         3,430          2,508
   9/1/83     Langhorne                                      263        5,625         5,888          4,394
   9/1/83     Hobart                                         215        3,132         3,347          2,408
   9/1/83     Ft. Wayne/W. Coliseum                          160        2,475         2,635          1,921
   9/1/83     Ft. Wayne/Bluffton                              88        1,288         1,376            984
   10/1/83    Orlando J. Y. Parkway                          383        2,608         2,991          2,058
   11/1/83    Aurora                                         505        1,635         2,140          1,178
   11/1/83    Campbell                                     1,379        1,979         3,358          1,535
   11/1/83    Col Springs/Ed                                 470        2,422         2,892          1,904
   11/1/83    Col Springs/Mv                                 320        1,904         2,224          1,403
   11/1/83    Thorton                                        418        2,203         2,621          1,678
   11/1/83    Oklahoma City                                  454        2,761         3,215          2,053
   11/1/83    Tucson                                         343        1,999         2,342          1,428
   11/1/83    Webster/Nasa                                 1,570        5,637         7,207          4,194


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
----------------------------------------------------------------------------------------------------------------------------------

   12/1/83    Charlotte                                       -          165           1,274            537            442
   12/1/83    Greensboro/Market                               -          214           1,653            965            794
   12/1/83    Greensboro/Electra                              -          112             869            420            382
   12/1/83    Columbia                                        -          171           1,318            536            492
   12/1/83    Richmond                                        -          176           1,360            661            468
   12/1/83    Augusta                                         -           97             747            527            324
   12/1/83    Tacoma                                          -          553           1,173            506            487
   1/1/84     Fremont/Albrae                                  -          636           1,659            549            532
   1/1/84     Belton                                          -          175             858          1,202            378
   1/1/84     Gladstone                                       -          275           1,799            751            640
   1/1/84     Hickman/112                                     -          257           1,848           (458)           618
   1/1/84     Holmes                                          -          289           1,333            494            455
   1/1/84     Independence                                    -          221           1,848            781            609
   1/1/84     Merriam                                         -          255           1,469            641            480
   1/1/84     Olathe                                          -          107             992            410            361
   1/1/84     Shawnee                                         -          205           1,420            996            502
   1/1/84     Topeka                                          -           75           1,049            528            356
   3/1/84     Marrietta/Cobb                                  -           73             542            499            259
   3/1/84     Manassas                                        -          320           1,556            482            553
   3/1/84     Pico Rivera                                     -          743             807            376            321
   4/1/84     Providence                                      -           92           1,087            483            423
   4/1/84     Milwaukie/Oregon                                -          289             584            356            311
   5/1/84     Raleigh/Departure                               -          302           2,484          1,088            788
   5/1/84     Virginia Beach                                  -          509           2,121          1,211            776
   5/1/84     Philadelphia/Grant                              -        1,041           3,262            833            971
   5/1/84     Garland                                         -          356             844            453            360
   6/1/84     Lorton                                          -          435           2,040            857            682
   6/1/84     Baltimore                                       -          382           1,793          1,026            634
   6/1/84     Laurel                                          -          501           2,349            958            824
   6/1/84     Delran                                          -          279           1,472            466            573
   6/1/84     Orange Blossom                                  -          226             924            271            398
   6/1/84     Cincinnati                                      -          402           1,573            940            672
   6/1/84     Florence                                        -          185             740            597            376
   7/1/84     Trevose/Old Lincoln                             -          421           1,749            585            582
   8/1/84     Medley                                          -          584           1,016          1,018            464
   8/1/84     Oklahoma City                                   -          340           1,310            679            652
   8/1/84     Newport News                                    -          356           2,395            854          1,013
   8/1/84     Kaplan/Walnut Hill                              -          971           2,359          1,122          1,041
   8/1/84     Kaplan/Irving                                   -          677           1,592          4,743            639



                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

   12/1/83    Charlotte                                      165        2,253         2,418          1,815
   12/1/83    Greensboro/Market                              214        3,412         3,626          2,702
   12/1/83    Greensboro/Electra                             112        1,671         1,783          1,348
   12/1/83    Columbia                                       171        2,346         2,517          1,894
   12/1/83    Richmond                                       176        2,489         2,665          2,021
   12/1/83    Augusta                                         97        1,598         1,695          1,195
   12/1/83    Tacoma                                         553        2,166         2,719          1,768
   1/1/84     Fremont/Albrae                                 636        2,740         3,376          2,217
   1/1/84     Belton                                         175        2,438         2,613          1,678
   1/1/84     Gladstone                                      274        3,191         3,465          2,513
   1/1/84     Hickman/112                                    158        2,107         2,265          1,443
   1/1/84     Holmes                                         289        2,282         2,571          1,832
   1/1/84     Independence                                   221        3,238         3,459          2,427
   1/1/84     Merriam                                        255        2,590         2,845          2,000
   1/1/84     Olathe                                         107        1,763         1,870          1,416
   1/1/84     Shawnee                                        205        2,918         3,123          2,011
   1/1/84     Topeka                                          75        1,933         2,008          1,386
   3/1/84     Marrietta/Cobb                                  73        1,300         1,373            961
   3/1/84     Manassas                                       320        2,591         2,911          2,076
   3/1/84     Pico Rivera                                    743        1,504         2,247          1,217
   4/1/84     Providence                                      92        1,993         2,085          1,617
   4/1/84     Milwaukie/Oregon                               289        1,251         1,540            976
   5/1/84     Raleigh/Departure                              302        4,360         4,662          3,271
   5/1/84     Virginia Beach                                 499        4,118         4,617          3,073
   5/1/84     Philadelphia/Grant                           1,040        5,067         6,107          4,023
   5/1/84     Garland                                        356        1,657         2,013          1,192
   6/1/84     Lorton                                         435        3,579         4,014          2,813
   6/1/84     Baltimore                                      382        3,453         3,835          2,734
   6/1/84     Laurel                                         500        4,132         4,632          3,247
   6/1/84     Delran                                         279        2,511         2,790          1,891
   6/1/84     Orange Blossom                                 226        1,593         1,819          1,235
   6/1/84     Cincinnati                                     402        3,185         3,587          2,380
   6/1/84     Florence                                       185        1,713         1,898          1,265
   7/1/84     Trevose/Old Lincoln                            421        2,916         3,337          2,264
   8/1/84     Medley                                         520        2,562         3,082          1,549
   8/1/84     Oklahoma City                                  339        2,642         2,981          2,004
   8/1/84     Newport News                                   356        4,262         4,618          3,260
   8/1/84     Kaplan/Walnut Hill                             971        4,522         5,493          3,406
   8/1/84     Kaplan/Irving                                  677        6,974         7,651          3,265


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------

   9/1/84     Cockrell Hill                                   -          380             913         1,273            675
   11/1/84    Omaha                                           -          109             806           531            399
   11/1/84    Hialeah                                         -          886           1,784           436            672
   12/1/84    Austin/Lamar                                    -          643             947           759            443
   12/1/84    Pompano                                         -          399           1,386           958            698
   12/1/84    Fort Worth                                      -          122             928            75            303
   12/1/84    Montgomeryville                                 -          215           2,085           525            776
   1/1/85     Cranston                                        -          175             722           385            267
   1/1/85     Bossier City                                    -          184           1,542           720            656
   2/1/85     Simi Valley                                     -          737           1,389           376            520
   2/1/85     Hurst                                           -          231           1,220           261            480
   3/1/85     Chattanooga                                     -          202           1,573           973            683
   3/1/85     Portland                                        -          285             941           438            438
   3/1/85     Fern Park                                       -          144           1,107           275            432
   3/1/85     Fairfield                                       -          338           1,187           568            527
   3/1/85     Houston / Westheimer                            -          850           1,179           882              -
   4/1/85     Austin/ S. First                                -          778           1,282           421            711
   4/1/85     Cincinnati/ E. Kemper                           -          232           1,573           365            853
   4/1/85     Cincinnati/ Colerain                            -          253           1,717           650            932
   4/1/85     Florence/ Tanner Lane                           -          218           1,477           510            835
   4/1/85     Laguna Hills                                    -        1,224           3,303           513          1,213
   5/1/85     Tacoma/ Phillips Rd.                            -          396           1,204           333            669
   5/1/85     Milwaukie/ Mcloughlin                           -          458             742           431            620
   5/1/85     Manchester/ S. Willow                           -          371           2,129             9            854
   5/1/85     Longwood                                        -          355           1,645           410            669
   5/1/85     Columbus/Busch Blvd.                            -          202           1,559           672            592
   5/1/85     Columbus/Kinnear Rd.                            -          241           1,865           737            771
   5/1/85     Worthington                                     -          221           1,824           661            709
   5/1/85     Arlington                                       -          201           1,497           663            618
   6/1/85     N. Hollywood/ Raymer                            -          967             848           269            515
   6/1/85     Grove City/ Marlane Drive                       -          150           1,157           567            471
   6/1/85     Reynoldsburg                                    -          204           1,568           795            598
   7/1/85     San Diego/ Kearny Mesa Rd                       -          783           1,750           437            962
   7/1/85     Scottsdale/ 70th St                             -          632           1,368           463            742
   7/1/85     Concord/ Hwy 29                                 -          150             750           546            587
   7/1/85     Columbus/Morse Rd.                              -          195           1,510           511            670
   7/1/85     Columbus/Kenney Rd.                             -          199           1,531           720            598
   7/1/85     Westerville                                     -          199           1,517           932            620
   7/1/85     Springfield                                     -           90             699           484            332


                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land       Buildings      Total       Depreciation
-------------------------------------------------------------------------------------------------------------

   9/1/84     Cockrell Hill                                 380        2,861         3,241          2,142
   11/1/84    Omaha                                         109        1,736         1,845          1,331
   11/1/84    Hialeah                                       886        2,892         3,778          2,208
   12/1/84    Austin/Lamar                                  642        2,150         2,792          1,547
   12/1/84    Pompano                                       399        3,042         3,441          2,148
   12/1/84    Fort Worth                                    122        1,306         1,428            985
   12/1/84    Montgomeryville                               215        3,386         3,601          2,552
   1/1/85     Cranston                                      175        1,374         1,549          1,068
   1/1/85     Bossier City                                  184        2,918         3,102          2,200
   2/1/85     Simi Valley                                   736        2,286         3,022          1,724
   2/1/85     Hurst                                         231        1,961         2,192          1,477
   3/1/85     Chattanooga                                   202        3,229         3,431          2,254
   3/1/85     Portland                                      285        1,817         2,102          1,325
   3/1/85     Fern Park                                     144        1,814         1,958          1,363
   3/1/85     Fairfield                                     338        2,282         2,620          1,688
   3/1/85     Houston / Westheimer                          849        2,062         2,911          1,855
   4/1/85     Austin/ S. First                              778        2,414         3,192          1,708
   4/1/85     Cincinnati/ E. Kemper                         232        2,791         3,023          1,968
   4/1/85     Cincinnati/ Colerain                          253        3,299         3,552          2,235
   4/1/85     Florence/ Tanner Lane                         218        2,822         3,040          1,957
   4/1/85     Laguna Hills                                1,223        5,030         6,253          3,771
   5/1/85     Tacoma/ Phillips Rd.                          396        2,206         2,602          1,560
   5/1/85     Milwaukie/ Mcloughlin                         458        1,793         2,251          1,273
   5/1/85     Manchester/ S. Willow                         371        2,992         3,363          2,089
   5/1/85     Longwood                                      355        2,724         3,079          2,026
   5/1/85     Columbus/Busch Blvd.                          202        2,823         3,025          2,047
   5/1/85     Columbus/Kinnear Rd.                          241        3,373         3,614          2,438
   5/1/85     Worthington                                   220        3,195         3,415          2,336
   5/1/85     Arlington                                     201        2,778         2,979          2,040
   6/1/85     N. Hollywood/ Raymer                          967        1,632         2,599          1,152
   6/1/85     Grove City/ Marlane Drive                     150        2,195         2,345          1,616
   6/1/85     Reynoldsburg                                  204        2,961         3,165          2,169
   7/1/85     San Diego/ Kearny Mesa Rd                     783        3,149         3,932          2,192
   7/1/85     Scottsdale/ 70th St                           632        2,573         3,205          1,765
   7/1/85     Concord/ Hwy 29                               150        1,883         2,033          1,303
   7/1/85     Columbus/Morse Rd.                            195        2,691         2,886          1,992
   7/1/85     Columbus/Kenney Rd.                           199        2,849         3,048          2,060
   7/1/85     Westerville                                   305        2,963         3,268          2,083
   7/1/85     Springfield                                    90        1,515         1,605          1,098


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------

   7/1/85     Dayton/Needmore Road                            -          144           1,108           560             460
   7/1/85     Dayton/Executive Blvd.                          -          160           1,207           491             569
   7/1/85     Lilburn                                         -          331             969           320             424
   9/1/85     Madison/ Copps Ave.                             -          450           1,150           471             665
   9/1/85     Columbus/ Sinclair                              -          307             893           410             519
   9/1/85     Philadelphia/ Tacony St                         -          118           1,782           349             856
   10/1/85    N. Hollywood/ Whitsett                          -        1,524           2,576           445           1,302
   10/1/85    Portland/ SE 82nd St                            -          354             496           388             380
   10/1/85    Columbus/ Ambleside                             -          124           1,526           253             644
   10/1/85    Indianapolis/ Pike Place                        -          229           1,531           575             856
   10/1/85    Indianapolis/ Beach Grove                       -          198           1,342           478             709
   10/1/85    Hartford/ Roberts                               -          219           1,481         5,929             966
   10/1/85    Wichita/ S. Rock Rd.                            -          501           1,478           440             657
   10/1/85    Wichita/ E. Harry                               -          313           1,050           181             468
   10/1/85    Wichita/ S. Woodlawn                            -          263             905           225             437
   10/1/85    Wichita/ E. Kellogg                             -          185             658            45             261
   10/1/85    Wichita/ S. Tyler                               -          294           1,004           146             530
   10/1/85    Wichita/ W. Maple                               -          234             805            85             313
   10/1/85    Wichita/ Carey Lane                             -          192             674            99             296
   10/1/85    Wichita/ E. Macarthur                           -          220             775           (32)            323
   10/1/85    Joplin/ S. Range Line                           -          264             904           244             465
   10/1/85    San Antonio/ Wetmore Rd.                        -          306           1,079           597             638
   10/1/85    San Antonio/ Callaghan                          -          288           1,016           533             543
   10/1/85    San Antonio/ Zarzamora                          -          364           1,281           748             674
   10/1/85    San Antonio/ Hackberry                          -          388           1,367         2,755           1,001
   10/1/85    San Antonio/ Fredericksburg                     -          287           1,009           786             597
   10/1/85    Dallas/ S. Westmoreland                         -          474           1,670           240             734
   10/1/85    Dallas/ Alvin St.                               -          359           1,266           346             559
   10/1/85    Fort Worth/ W. Beach St.                        -          356           1,252           306             531
   10/1/85    Fort Worth/ E. Seminary                         -          382           1,346           296             552
   10/1/85    Fort Worth/ Cockrell St.                        -          323           1,136           213             515
   11/1/85    Everett/ Evergreen                              -          706           2,294           622           1,076
   11/1/85    Seattle/ Empire Way                             -        1,652           5,348           872           2,198
   12/1/85    Milpitas                                        -        1,623           1,577           414             913
   12/1/85    Pleasanton/ Santa Rita                          -        1,226           2,078           523           1,160
   12/1/85    Amherst/ Niagra Falls                           -          132             701           380             400
   12/1/85    West Sams Blvd.                                 -          164           1,159          (240)            383
   12/1/85    MacArthur Rd.                                   -          204           1,628           248             638
   12/1/85    Brockton/ Main                                  -          153           2,020          (115)            678


                                                               Gross Carrying Amount
                                                                At December 31, 2007
    Date                                                 ------------------------------------   Accumulated
  Acquired                 Description                   Land        Buildings       Total     Depreciation
------------------------------------------------------------------------------------------------------------

   7/1/85     Dayton/Needmore Road                          144        2,128         2,272          1,556
   7/1/85     Dayton/Executive Blvd.                        159        2,268         2,427          1,708
   7/1/85     Lilburn                                       330        1,714         2,044          1,239
   9/1/85     Madison/ Copps Ave.                           450        2,286         2,736          1,575
   9/1/85     Columbus/ Sinclair                            307        1,822         2,129          1,273
   9/1/85     Philadelphia/ Tacony St                       118        2,987         3,105          2,081
   10/1/85    N. Hollywood/ Whitsett                      1,524        4,323         5,847          3,021
   10/1/85    Portland/ SE 82nd St                          354        1,264         1,618            888
   10/1/85    Columbus/ Ambleside                           124        2,423         2,547          1,665
   10/1/85    Indianapolis/ Pike Place                      229        2,962         3,191          2,153
   10/1/85    Indianapolis/ Beach Grove                     198        2,529         2,727          1,688
   10/1/85    Hartford/ Roberts                             409        8,186         8,595          2,327
   10/1/85    Wichita/ S. Rock Rd.                          642        2,434         3,076          1,653
   10/1/85    Wichita/ E. Harry                             285        1,727         2,012          1,228
   10/1/85    Wichita/ S. Woodlawn                          263        1,567         1,830          1,106
   10/1/85    Wichita/ E. Kellogg                           185          964         1,149            653
   10/1/85    Wichita/ S. Tyler                             294        1,680         1,974          1,197
   10/1/85    Wichita/ W. Maple                             234        1,203         1,437            772
   10/1/85    Wichita/ Carey Lane                           192        1,069         1,261            735
   10/1/85    Wichita/ E. Macarthur                         220        1,066         1,286            736
   10/1/85    Joplin/ S. Range Line                         264        1,613         1,877          1,153
   10/1/85    San Antonio/ Wetmore Rd.                      306        2,314         2,620          1,694
   10/1/85    San Antonio/ Callaghan                        288        2,092         2,380          1,490
   10/1/85    San Antonio/ Zarzamora                        364        2,703         3,067          1,926
   10/1/85    San Antonio/ Hackberry                        388        5,123         5,511          2,474
   10/1/85    San Antonio/ Fredericksburg                   287        2,392         2,679          1,697
   10/1/85    Dallas/ S. Westmoreland                       474        2,644         3,118          1,949
   10/1/85    Dallas/ Alvin St.                             359        2,171         2,530          1,525
   10/1/85    Fort Worth/ W. Beach St.                      356        2,089         2,445          1,506
   10/1/85    Fort Worth/ E. Seminary                       382        2,194         2,576          1,593
   10/1/85    Fort Worth/ Cockrell St.                      323        1,864         2,187          1,382
   11/1/85    Everett/ Evergreen                            705        3,993         4,698          3,011
   11/1/85    Seattle/ Empire Way                         1,701        8,369        10,070          5,965
   12/1/85    Milpitas                                    1,622        2,905         4,527          1,974
   12/1/85    Pleasanton/ Santa Rita                      1,225        3,762         4,987          2,579
   12/1/85    Amherst/ Niagra Falls                         132        1,481         1,613          1,041
   12/1/85    West Sams Blvd.                               164        1,302         1,466            972
   12/1/85    MacArthur Rd.                                 204        2,514         2,718          1,845
   12/1/85    Brockton/ Main                                153        2,583         2,736          1,888


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------

   12/1/85    Eatontown/ Hwy 35                               -          308           4,067           934            1,648
   12/1/85    Denver/ Leetsdale                               -          603             847           291              408
   1/1/86     Mapleshade/ Rudderow                            -          362           1,811           471              825
   1/1/86     Bordentown/ Groveville                          -          196             981           184              471
   1/1/86     Sun Valley/ Sheldon                             -          544           1,836           427              793
   1/1/86     Las Vegas/ Highland                             -          432             848           317              420
   2/1/86     Costa Mesa/ Pomona                              -        1,405           1,520           566              693
   2/1/86     Brea/ Imperial Hwy                              -        1,069           2,165           435              954
   2/1/86     Skokie/ McCormick                               -          638           1,912           524              779
   2/1/86     Colorado Springs/ Sinton                        -          535           1,115           675              631
   2/1/86     Oklahoma City/ Penn                             -          146             829           221              406
   2/1/86     Oklahoma City/ 39th                             -          238             812           385              477
   3/1/86     Jacksonville/ Wiley                             -          140             510           324              331
   3/1/86     St. Louis/ Forder                               -          517           1,133           368              534
   3/3/86     Tampa / 56th                                    -          450           1,360           689                -
   4/1/86     Reno/ Telegraph                                 -          649           1,051           849              682
   4/1/86     St. Louis/Kirkham                               -          199           1,001           417              401
   4/1/86     St. Louis/Reavis                                -          192             958           268              384
   4/1/86     Fort Worth/East Loop                            -          196             804           301              369
   5/1/86     Westlake Village                                -        1,205             995         5,381              429
   5/1/86     Sacramento/Franklin Blvd.                       -          872             978         3,511              389
   6/1/86     Richland Hills                                  -          543             857           494              404
   6/1/86     West Valley/So. 3600                            -          208           1,552           665              413
   7/1/86     Colorado Springs/ Hollow Tree                   -          574             726           437              426
   7/1/86     West LA/Purdue Ave.                             -        2,415           3,585           367            1,212
   7/1/86     Capital Heights/Central Ave.                    -          649           3,851           500            1,277
   7/1/86     Pontiac/Dixie Hwy.                              -          259           2,091           271              756
   8/1/86     Laurel/Ft. Meade Rd.                            -          475           1,475           530              630
   8/1/86     Hammond / Calumet                               -           97             751           852              366
   9/1/86     Kansas City/S. 44th.                            -          509           1,906           754              737
   9/1/86     Lakewood / Wadsworth - 6th                      -        1,070           3,155           824            1,027
   10/1/86    Peralta/Fremont                                 -          851           1,074           327              456
   10/1/86    Birmingham/Highland                             -           89             786           310              398
   10/1/86    Birmingham/Riverchase                           -          262           1,338           564              645
   10/1/86    Birmingham/Eastwood                             -          166           1,184           512              612
   10/1/86    Birmingham/Forestdale                           -          152             948           311              519
   10/1/86    Birmingham/Centerpoint                          -          265           1,305           442              525
   10/1/86    Birmingham/Roebuck Plaza                        -          101             399           368              425
   10/1/86    Birmingham/Greensprings                         -          347           1,173           398              281


                                                              Gross Carrying Amount
                                                               At December 31, 2007
    Date                                                ------------------------------------   Accumulated
  Acquired                 Description                   Land        Buildings       Total     Depreciation
-----------------------------------------------------------------------------------------------------------

   12/1/85    Eatontown/ Hwy 35                            308        6,649         6,957          4,705
   12/1/85    Denver/ Leetsdale                            603        1,546         2,149          1,133
   1/1/86     Mapleshade/ Rudderow                         362        3,107         3,469          2,253
   1/1/86     Bordentown/ Groveville                       196        1,636         1,832          1,199
   1/1/86     Sun Valley/ Sheldon                          544        3,056         3,600          2,230
   1/1/86     Las Vegas/ Highland                          432        1,585         2,017          1,163
   2/1/86     Costa Mesa/ Pomona                         1,404        2,780         4,184          1,974
   2/1/86     Brea/ Imperial Hwy                         1,069        3,554         4,623          2,607
   2/1/86     Skokie/ McCormick                            638        3,215         3,853          2,242
   2/1/86     Colorado Springs/ Sinton                     535        2,421         2,956          1,682
   2/1/86     Oklahoma City/ Penn                          146        1,456         1,602          1,025
   2/1/86     Oklahoma City/ 39th                          238        1,674         1,912          1,214
   3/1/86     Jacksonville/ Wiley                          140        1,165         1,305            837
   3/1/86     St. Louis/ Forder                            516        2,036         2,552          1,479
   3/3/86     Tampa / 56th                                 450        2,049         2,499          1,676
   4/1/86     Reno/ Telegraph                              648        2,583         3,231          1,745
   4/1/86     St. Louis/Kirkham                            199        1,819         2,018          1,259
   4/1/86     St. Louis/Reavis                             192        1,610         1,802          1,185
   4/1/86     Fort Worth/East Loop                         196        1,474         1,670          1,071
   5/1/86     Westlake Village                           1,256        6,754         8,010          1,605
   5/1/86     Sacramento/Franklin Blvd.                  1,139        4,611         5,750          2,654
   6/1/86     Richland Hills                               543        1,755         2,298          1,284
   6/1/86     West Valley/So. 3600                         208        2,630         2,838          1,808
   7/1/86     Colorado Springs/ Hollow Tree                574        1,589         2,163          1,084
   7/1/86     West LA/Purdue Ave.                        2,415        5,164         7,579          3,735
   7/1/86     Capital Heights/Central Ave.                 649        5,628         6,277          4,137
   7/1/86     Pontiac/Dixie Hwy.                           259        3,118         3,377          2,274
   8/1/86     Laurel/Ft. Meade Rd.                         475        2,635         3,110          1,845
   8/1/86     Hammond / Calumet                             97        1,969         2,066          1,317
   9/1/86     Kansas City/S. 44th.                         508        3,398         3,906          2,414
   9/1/86     Lakewood / Wadsworth - 6th                 1,070        5,006         6,076          3,817
   10/1/86    Peralta/Fremont                              851        1,857         2,708          1,354
   10/1/86    Birmingham/Highland                          149        1,434         1,583          1,024
   10/1/86    Birmingham/Riverchase                        278        2,531         2,809          1,828
   10/1/86    Birmingham/Eastwood                          232        2,242         2,474          1,579
   10/1/86    Birmingham/Forestdale                        190        1,740         1,930          1,276
   10/1/86    Birmingham/Centerpoint                       273        2,264         2,537          1,637
   10/1/86    Birmingham/Roebuck Plaza                     340          953         1,293            668
   10/1/86    Birmingham/Greensprings                       16        2,183         2,199          1,585


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   10/1/86    Birmingham/Hoover-Lorna                         -          372           1,128            446              431
   10/1/86    Midfield/Bessemer                               -          170             355            465              112
   10/1/86    Huntsville/Leeman Ferry Rd.                     -          158             992            442              558
   10/1/86    Huntsville/Drake                                -          253           1,172            311              538
   10/1/86    Anniston/Whiteside                              -           59             566            235              329
   10/1/86    Houston/Glenvista                               -          595           1,043            915              494
   10/1/86    Houston/I-45                                    -          704           1,146          1,261              604
   10/1/86    Houston/Rogerdale                               -        1,631           2,792            872            1,232
   10/1/86    Houston/Gessner                                 -        1,032           1,693          1,221              746
   10/1/86    Houston/Richmond-Fairdale                       -        1,502           2,506          1,500            1,160
   10/1/86    Houston/Gulfton                                 -        1,732           3,036          1,323            1,398
   10/1/86    Houston/Westpark                                -          503             854            432              435
   10/1/86    Jonesboro                                       -          157             718            336              370
   10/1/86    Houston / South Loop West                       -        1,299           3,491          1,549            1,366
   10/1/86    Houston / Plainfield Road                       -          904           2,319          1,362              920
   10/1/86    Houston / North Freeway                         -          719           1,987            468              609
   10/1/86    Houston / Old Katy Road                         -        1,365           3,431            870            1,274
   10/1/86    Houston / Long Point                            -          451           1,187            723              563
   10/1/86    Austin / Research Blvd.                         -        1,390           1,710            699              672
   11/1/86    Arleta / Osborne Street                         -          987             663            349              290
   12/1/86    Lynnwood / 196th Street                         -        1,063           1,602          7,467              571
   12/1/86    N. Auburn / Auburn Way N.                       -          606           1,144            456              533
   12/1/86    Gresham / Burnside & 202nd                      -          351           1,056            518              482
   12/1/86    Denver / Sheridan Boulevard                     -        1,033           2,792          1,206            1,007
   12/1/86    Marietta / Cobb Parkway                         -          536           2,764          1,144            1,016
   12/1/86    Hillsboro / T.V. Highway                        -          461             574            313              414
   12/1/86    San Antonio / West Sunset Road                  -        1,206           1,594            794              649
  12/31/86    Monrovia / Myrtle Avenue                        -        1,149           2,446            233                -
  12/31/86    Chatsworth / Topanga                            -        1,447           1,243          3,801                -
  12/31/86    Houston / Larkwood                              -          247             602            464                -
  12/31/86    Northridge                                      -        3,624           1,922          7,143                -
  12/31/86    Santa Clara / Duane                             -        1,950           1,004            453                -
  12/31/86    Oyster Point                                    -        1,569           1,490            531                -
  12/31/86    Walnut                                          -          767             613          5,502                -
   3/1/87     Annandale / Ravensworth                         -          679           1,621            400              596
   4/1/87     City Of Industry / Amar                         -          748           2,052            564              702
   5/1/87     Oklahoma City / W. Hefner                       -          459             941            472              417
   7/1/87     Oakbrook Terrace                                -          912           2,688          1,768              399
   8/1/87     San Antonio/Austin Hwy.                         -          400             850             38              164



                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land        Buildings       Total     Depreciation
-------------------------------------------------------------------------------------------------------------

   10/1/86    Birmingham/Hoover-Lorna                         266        2,111         2,377          1,519
   10/1/86    Midfield/Bessemer                                95        1,007         1,102            686
   10/1/86    Huntsville/Leeman Ferry Rd.                     198        1,952         2,150          1,367
   10/1/86    Huntsville/Drake                                248        2,026         2,274          1,476
   10/1/86    Anniston/Whiteside                              107        1,082         1,189            793
   10/1/86    Houston/Glenvista                               594        2,453         3,047          1,680
   10/1/86    Houston/I-45                                    703        3,012         3,715          2,091
   10/1/86    Houston/Rogerdale                             1,630        4,897         6,527          3,495
   10/1/86    Houston/Gessner                               1,032        3,660         4,692          2,678
   10/1/86    Houston/Richmond-Fairdale                     1,501        5,167         6,668          3,710
   10/1/86    Houston/Gulfton                               1,731        5,758         7,489          4,181
   10/1/86    Houston/Westpark                                502        1,722         2,224          1,151
   10/1/86    Jonesboro                                       156        1,425         1,581          1,008
   10/1/86    Houston / South Loop West                     1,298        6,407         7,705          4,815
   10/1/86    Houston / Plainfield Road                       903        4,602         5,505          3,239
   10/1/86    Houston / North Freeway                         661        3,122         3,783          2,266
   10/1/86    Houston / Old Katy Road                       1,163        5,777         6,940          3,559
   10/1/86    Houston / Long Point                            451        2,473         2,924          1,895
   10/1/86    Austin / Research Blvd.                       1,390        3,081         4,471          2,295
   11/1/86    Arleta / Osborne Street                         986        1,303         2,289            949
   12/1/86    Lynnwood / 196th Street                       1,405        9,298        10,703          3,525
   12/1/86    N. Auburn / Auburn Way N.                       605        2,134         2,739          1,659
   12/1/86    Gresham / Burnside & 202nd                      351        2,056         2,407          1,508
   12/1/86    Denver / Sheridan Boulevard                   1,033        5,005         6,038          3,744
   12/1/86    Marietta / Cobb Parkway                         535        4,925         5,460          3,627
   12/1/86    Hillsboro / T.V. Highway                        461        1,301         1,762          1,037
   12/1/86    San Antonio / West Sunset Road                1,206        3,037         4,243          2,162
  12/31/86    Monrovia / Myrtle Avenue                      1,148        2,680         3,828          2,147
  12/31/86    Chatsworth / Topanga                          1,448        5,043         6,491          1,829
  12/31/86    Houston / Larkwood                              246        1,067         1,313            790
  12/31/86    Northridge                                    3,641        9,048        12,689          2,601
  12/31/86    Santa Clara / Duane                           1,949        1,458         3,407          1,150
  12/31/86    Oyster Point                                  1,569        2,021         3,590          1,592
  12/31/86    Walnut                                          768        6,114         6,882          1,932
   3/1/87     Annandale / Ravensworth                         679        2,617         3,296          1,919
   4/1/87     City Of Industry / Amar                         748        3,318         4,066          1,775
   5/1/87     Oklahoma City / W. Hefner                       459        1,830         2,289          1,312
   7/1/87     Oakbrook Terrace                              1,580        4,187         5,767          3,279
   8/1/87     San Antonio/Austin Hwy.                         399        1,053         1,452            965


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   10/1/87    Plantation/S. State Rd.                         -          924           1,801          (119)             298
   10/1/87    Rockville/Fredrick Rd.                          -        1,695           3,305         8,953              519
   2/1/88     Anaheim/Lakeview                                -          995           1,505            81              256
   6/7/88     Mesquite / Sorrento Drive                       -          928           1,011         3,570                -
   7/1/88     Fort Wayne                                      -          101           1,524           241              663
   1/1/92     Costa Mesa                                      -          533             980           812                -
   3/1/92     Dallas / Walnut St.                             -          537           1,008           435                -
   5/1/92     Camp Creek                                      -          576           1,075           501                -
   9/1/92     Orlando/W. Colonial                             -          368             713           257                -
   9/1/92     Jacksonville/Arlington                          -          554           1,065           321                -
   10/1/92    Stockton/Mariners                               -          381             730           240                -
  11/18/92    Virginia Beach/General Booth Blvd               -          599           1,119           563                -
   1/1/93     Redwood City/Storage                            -          907           1,684           277                -
   1/1/93     City Of Industry                                -        1,611           2,991           902                -
   1/1/93     San Jose/Felipe                                 -        1,124           2,088           735                -
   1/1/93     Baldwin Park/Garvey Ave                         -          840           1,561           442                -
   3/19/93    Westminister / W. 80th                          -          840           1,586           433                -
   4/26/93    Costa Mesa / Newport                          834        2,141           3,989         5,531                -
   5/13/93    Austin /N. Lamar                                -          919           1,695         8,591                -
   5/28/93    Jacksonville/Phillips Hwy.                      -          406             771           243                -
   5/28/93    Tampa/Nebraska Avenue                           -          550           1,043           479                -
   6/9/93     Calabasas / Ventura Blvd.                       -        1,762           3,269           333                -
   6/9/93     Carmichael / Fair Oaks                          -          573           1,052           283                -
   6/9/93     Santa Clara / Duane                             -          454             834           148                -
   6/10/93    Citrus Heights / Sylvan Road                    -          438             822           252                -
   6/25/93    Trenton / Allen Road                            -          623           1,166           294                -
   6/30/93    Los Angeles/W.Jefferson Blvd                    -        1,085           2,017           244                -
   7/16/93    Austin / So. Congress Ave                       -          777           1,445           389                -
   8/1/93     Gaithersburg / E. Diamond                       -          602           1,139           233                -
   8/11/93    Atlanta / Northside                             -        1,150           2,149           483                -
   8/11/93    Smyrna/ Rosswill Rd                             -          446             842           255                -
   8/13/93    So. Brunswick/Highway                           -        1,076           2,033           426                -
   10/1/93    Denver / Federal Blvd                           -          875           1,633           306                -
   10/1/93    Citrus Heights                                  -          527             987           222                -
   10/1/93    Lakewood / 6th Ave                              -          798           1,489            65                -
  10/27/93    Houston / S Shaver St                           -          481             896           249                -
   11/3/93    Upland/S. Euclid Ave.                           -          431             807           570                -
  11/16/93    Norcross / Jimmy Carter                         -          627           1,167           254                -
  11/16/93    Seattle / 13th                                  -        1,085           2,015           754                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

   10/1/87    Plantation/S. State Rd.                         923        1,981         2,904          1,812
   10/1/87    Rockville/Fredrick Rd.                        1,702       12,770        14,472          3,608
   2/1/88     Anaheim/Lakeview                                995        1,842         2,837          1,678
   6/7/88     Mesquite / Sorrento Drive                     1,044        4,465         5,509          2,284
   7/1/88     Fort Wayne                                      101        2,428         2,529          1,505
   1/1/92     Costa Mesa                                      535        1,790         2,325          1,558
   3/1/92     Dallas / Walnut St.                             537        1,443         1,980          1,343
   5/1/92     Camp Creek                                      575        1,577         2,152          1,037
   9/1/92     Orlando/W. Colonial                             367          971         1,338            677
   9/1/92     Jacksonville/Arlington                          554        1,386         1,940            923
   10/1/92    Stockton/Mariners                               380          971         1,351            664
  11/18/92    Virginia Beach/General Booth Blvd               599        1,682         2,281          1,078
   1/1/93     Redwood City/Storage                            906        1,962         2,868          1,247
   1/1/93     City Of Industry                              1,610        3,894         5,504          2,603
   1/1/93     San Jose/Felipe                               1,124        2,823         3,947          1,722
   1/1/93     Baldwin Park/Garvey Ave                         840        2,003         2,843          1,350
   3/19/93    Westminister / W. 80th                          840        2,019         2,859          1,262
   4/26/93    Costa Mesa / Newport                          3,732        7,929        11,661          3,412
   5/13/93    Austin /N. Lamar                              1,421        9,784        11,205          3,359
   5/28/93    Jacksonville/Phillips Hwy.                      406        1,014         1,420            672
   5/28/93    Tampa/Nebraska Avenue                           550        1,522         2,072            828
   6/9/93     Calabasas / Ventura Blvd.                     1,761        3,603         5,364          2,181
   6/9/93     Carmichael / Fair Oaks                          572        1,336         1,908            880
   6/9/93     Santa Clara / Duane                             453          983         1,436            615
   6/10/93    Citrus Heights / Sylvan Road                    437        1,075         1,512            694
   6/25/93    Trenton / Allen Road                            623        1,460         2,083            922
   6/30/93    Los Angeles/W.Jefferson Blvd                  1,085        2,261         3,346          1,404
   7/16/93    Austin / So. Congress Ave                       777        1,834         2,611          1,217
   8/1/93     Gaithersburg / E. Diamond                       602        1,372         1,974            828
   8/11/93    Atlanta / Northside                           1,150        2,632         3,782          1,629
   8/11/93    Smyrna/ Rosswill Rd                             446        1,097         1,543            734
   8/13/93    So. Brunswick/Highway                         1,076        2,459         3,535          1,547
   10/1/93    Denver / Federal Blvd                           875        1,939         2,814          1,192
   10/1/93    Citrus Heights                                  527        1,209         1,736            721
   10/1/93    Lakewood / 6th Ave                              685        1,667         2,352          1,008
  10/27/93    Houston / S Shaver St                           481        1,145         1,626            729
   11/3/93    Upland/S. Euclid Ave.                           508        1,300         1,808            761
  11/16/93    Norcross / Jimmy Carter                         626        1,422         2,048            871
  11/16/93    Seattle / 13th                                1,085        2,769         3,854          1,765


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------

   12/9/93    Salt Lake City                                  -          765           1,422            59                -
  12/16/93    West Valley City                                -          683           1,276           283                -
  12/21/93    Pinellas Park / 34th St. W                      -          607           1,134           302                -
  12/28/93    New Orleans / S. Carrollton Ave                 -        1,575           2,941           507                -
  12/29/93    Orange / Main                                   -        1,238           2,317         1,748                -
  12/29/93    Sunnyvale / Wedell                              -          554           1,037           821                -
  12/29/93    El Cajon / Magnolia                             -          421             791           664                -
  12/29/93    Orlando / S. Semoran Blvd.                      -          462             872           722                -
  12/29/93    Tampa / W. Hillsborough Ave                     -          352             665           568                -
  12/29/93    Irving / West Loop 12                           -          341             643           234                -
  12/29/93    Fullerton / W. Commonwealth                     -          904           1,687         1,287                -
  12/29/93    N. Lauderdale / Mcnab Rd                        -          628           1,182           774                -
  12/29/93    Los Alimitos / Cerritos                         -          695           1,299           721                -
  12/29/93    Frederick / Prospect Blvd.                      -          573           1,082           641                -
  12/29/93    Indianapolis / E. Washington                    -          403             775           771                -
  12/29/93    Gardena / Western Ave.                          -          552           1,035           677                -
  12/29/93    Palm Bay / Bobcock Street                       -          409             775           609                -
   1/10/94    Hialeah / W. 20Th Ave.                          -        1,855           3,497            46                -
   1/12/94    Sunnyvale / N. Fair Oaks Ave                    -          689           1,285           356                -
   1/12/94    Honolulu / Iwaena                               -            -           3,382         1,076                -
   1/12/94    Miami / Golden Glades                           -          579           1,081           621                -
   1/21/94    Herndon / Centreville Road                      -        1,584           2,981           568                -
   2/8/94     Las Vegas/S. Martin Luther King Blvd.           -        1,383           2,592         1,286                -
   2/28/94    Arlingtn/Old Jeffersn Davishwy                  -          735           1,399           646                -
   3/8/94     Beaverton / Sw Barnes Road                      -          942           1,810           236                -
   3/21/94    Austin / Arboretum                              -          473             897         2,799                -
   3/25/94    Tinton Falls / Shrewsbury Ave                   -        1,074           2,033           331                -
   3/25/94    East Brunswick / Milltown Road                  -        1,282           2,411           468                -
   3/25/94    Mercerville / Quakerbridge Road                 -        1,109           2,111           348                -
   3/31/94    Hypoluxo                                        -          735           1,404         2,085                -
   4/26/94    No. Highlands / Roseville Road                  -          980           1,835           518                -
   5/12/94    Fort Pierce/Okeechobee Road                     -          438             842           177                -
   5/24/94    Hempstead/Peninsula Blvd.                       -        2,053           3,832           515                -
   5/24/94    La/Huntington                                   -          483             905           310                -
   6/9/94     Chattanooga / Brainerd Road                     -          613           1,170           277                -
   6/9/94     Chattanooga / Ringgold Road                     -          761           1,433           512                -
   6/18/94    Las Vegas / S. Valley View Blvd                 -          837           1,571           346                -
   6/23/94    Las Vegas / Tropicana                           -          750           1,408           413                -
   6/23/94    Henderson / Green Valley Pkwy                   -        1,047           1,960           325                -


                                                               Gross Carrying Amount
                                                                At December 31, 2007
    Date                                                 ------------------------------------   Accumulated
  Acquired                 Description                    Land        Buildings       Total     Depreciation
------------------------------------------------------------------------------------------------------------

   12/9/93    Salt Lake City                                633        1,613         2,246            615
  12/16/93    West Valley City                              682        1,560         2,242            961
  12/21/93    Pinellas Park / 34th St. W                    607        1,436         2,043            899
  12/28/93    New Orleans / S. Carrollton Ave             1,575        3,448         5,023          2,305
  12/29/93    Orange / Main                               1,593        3,710         5,303          2,075
  12/29/93    Sunnyvale / Wedell                            725        1,687         2,412            996
  12/29/93    El Cajon / Magnolia                           541        1,335         1,876            768
  12/29/93    Orlando / S. Semoran Blvd.                    601        1,455         2,056            878
  12/29/93    Tampa / W. Hillsborough Ave                   436        1,149         1,585            650
  12/29/93    Irving / West Loop 12                         354          864         1,218            545
  12/29/93    Fullerton / W. Commonwealth                 1,159        2,719         3,878          1,558
  12/29/93    N. Lauderdale / Mcnab Rd                      798        1,786         2,584          1,037
  12/29/93    Los Alimitos / Cerritos                       874        1,841         2,715          1,057
  12/29/93    Frederick / Prospect Blvd.                    692        1,604         2,296            974
  12/29/93    Indianapolis / E. Washington                  505        1,444         1,949            785
  12/29/93    Gardena / Western Ave.                        694        1,570         2,264            880
  12/29/93    Palm Bay / Bobcock Street                     525        1,268         1,793            777
   1/10/94    Hialeah / W. 20Th Ave.                      1,590        3,808         5,398          2,320
   1/12/94    Sunnyvale / N. Fair Oaks Ave                  657        1,673         2,330            962
   1/12/94    Honolulu / Iwaena                               -        4,458         4,458          2,451
   1/12/94    Miami / Golden Glades                         557        1,724         2,281          1,016
   1/21/94    Herndon / Centreville Road                  1,358        3,775         5,133          2,144
   2/8/94     Las Vegas/S. Martin Luther King Blvd.       1,435        3,826         5,261          2,150
   2/28/94    Arlingtn/Old Jeffersn Davishwy                630        2,150         2,780          1,364
   3/8/94     Beaverton / Sw Barnes Road                    807        2,181         2,988          1,373
   3/21/94    Austin / Arboretum                          1,553        2,616         4,169          1,224
   3/25/94    Tinton Falls / Shrewsbury Ave                 920        2,518         3,438          1,506
   3/25/94    East Brunswick / Milltown Road              1,099        3,062         4,161          1,877
   3/25/94    Mercerville / Quakerbridge Road               950        2,618         3,568          1,595
   3/31/94    Hypoluxo                                      630        3,594         4,224          2,844
   4/26/94    No. Highlands / Roseville Road                840        2,493         3,333          1,520
   5/12/94    Fort Pierce/Okeechobee Road                   375        1,082         1,457            827
   5/24/94    Hempstead/Peninsula Blvd.                   1,762        4,638         6,400          2,615
   5/24/94    La/Huntington                                 414        1,284         1,698            739
   6/9/94     Chattanooga / Brainerd Road                   525        1,535         2,060            958
   6/9/94     Chattanooga / Ringgold Road                   652        2,054         2,706          1,314
   6/18/94    Las Vegas / S. Valley View Blvd               718        2,036         2,754          1,171
   6/23/94    Las Vegas / Tropicana                         643        1,928         2,571          1,111
   6/23/94    Henderson / Green Valley Pkwy                 897        2,435         3,332          1,411


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   6/24/94    Las Vegas / N. Lamb Blvd.                       -          869           1,629           130                -
   6/30/94    Birmingham / W. Oxmoor Road                     -          532           1,004           527                -
   7/20/94    Milpitas / Dempsey Road                         -        1,260           2,358           265                -
   8/17/94    Beaverton / S.W. Denny Road                     -          663           1,245           160                -
   8/17/94    Irwindale / Central Ave.                        -          674           1,263           156                -
   8/17/94    Suitland / St. Barnabas Rd                      -        1,530           2,913           500                -
   8/17/94    North Brunswick / How Lane                      -        1,238           2,323           159                -
   8/17/94    Lombard / 64th                                  -          847           1,583           381                -
   8/17/94    Alsip / 27th                                    -          406             765           171                -
   9/15/94    Huntsville / Old Monrovia Road                  -          613           1,157           261                -
   9/27/94    West Haven / Bull Hill Lane                     -          455             873         5,406                -
   9/30/94    San Francisco / Marin St.                       -        1,227           2,339         1,343                -
   9/30/94    Baltimore / Hillen Street                       -          580           1,095           501                -
   9/30/94    San Francisco /10th & Howard                    -        1,423           2,668           335                -
   9/30/94    Montebello / E. Whittier                        -          383             732           222                -
   9/30/94    Arlington / Collins                             -          228             435           324                -
   9/30/94    Miami / S.W. 119th Ave                          -          656           1,221           127                -
   9/30/94    Blackwood / Erial Road                          -          774           1,437           171                -
   9/30/94    Concord / Monument                              -        1,092           2,027           448                -
   9/30/94    Rochester / Lee Road                            -          469             871           336                -
   9/30/94    Houston / Bellaire                              -          623           1,157           379                -
   9/30/94    Austin / Lamar Blvd                             -          781           1,452           177                -
   9/30/94    Milwaukee / Lovers Lane Rd                      -          469             871           270                -
   9/30/94    Monterey / Del Rey Oaks                         -        1,093           1,897           131                -
   9/30/94    St. Petersburg / 66Th St.                       -          427             793           306                -
   9/30/94    Dayton Bch / N. Nova Road                       -          396             735           241                -
   9/30/94    Maple Shade / Route 38                          -          994           1,846           268                -
   9/30/94    Marlton / Route 73 N.                           -          938           1,742           170                -
   9/30/94    Naperville / E. Ogden Ave                       -          683           1,268           264                -
   9/30/94    Long Beach / South Street                       -        1,778           3,307           488                -
   9/30/94    Aloha / S.W. Shaw                               -          805           1,495           143                -
   9/30/94    Alexandria / S. Pickett                         -        1,550           2,879           339                -
   9/30/94    Houston / Highway 6 North                       -        1,120           2,083           298                -
   9/30/94    San Antonio/Nacogdoches Rd                      -          571           1,060           276                -
   9/30/94    San Ramon/San Ramon Valley                      -        1,530           2,840           662                -
   9/30/94    San Rafael / Merrydale Rd                       -        1,705           3,165           225                -
   9/30/94    San Antonio / Austin Hwy                        -          592           1,098           295                -
   9/30/94    Sharonville / E. Kemper                         -          574           1,070           430                -
  10/13/94    Davie / State Road 84                           -          744           1,467           947                -


                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land        Buildings       Total     Depreciation
-------------------------------------------------------------------------------------------------------------

   6/24/94    Las Vegas / N. Lamb Blvd.                      669        1,959         2,628            920
   6/30/94    Birmingham / W. Oxmoor Road                    456        1,607         2,063          1,083
   7/20/94    Milpitas / Dempsey Road                      1,080        2,803         3,883          1,627
   8/17/94    Beaverton / S.W. Denny Road                    568        1,500         2,068            862
   8/17/94    Irwindale / Central Ave.                       578        1,515         2,093            856
   8/17/94    Suitland / St. Barnabas Rd                   1,311        3,632         4,943          2,104
   8/17/94    North Brunswick / How Lane                   1,061        2,659         3,720          1,503
   8/17/94    Lombard / 64th                                 726        2,085         2,811          1,150
   8/17/94    Alsip / 27th                                   348          994         1,342            586
   9/15/94    Huntsville / Old Monrovia Road                 525        1,506         2,031            926
   9/27/94    West Haven / Bull Hill Lane                  1,963        4,771         6,734          1,867
   9/30/94    San Francisco / Marin St.                    1,371        3,538         4,909          1,959
   9/30/94    Baltimore / Hillen Street                      497        1,679         2,176            959
   9/30/94    San Francisco /10th & Howard                 1,221        3,205         4,426          1,846
   9/30/94    Montebello / E. Whittier                       329        1,008         1,337            610
   9/30/94    Arlington / Collins                            195          792           987            532
   9/30/94    Miami / S.W. 119th Ave                         562        1,442         2,004            792
   9/30/94    Blackwood / Erial Road                         663        1,719         2,382            968
   9/30/94    Concord / Monument                             935        2,632         3,567          1,579
   9/30/94    Rochester / Lee Road                           402        1,274         1,676            820
   9/30/94    Houston / Bellaire                             534        1,625         2,159            959
   9/30/94    Austin / Lamar Blvd                            668        1,742         2,410          1,004
   9/30/94    Milwaukee / Lovers Lane Rd                     402        1,208         1,610            724
   9/30/94    Monterey / Del Rey Oaks                        903        2,218         3,121          1,299
   9/30/94    St. Petersburg / 66Th St.                      366        1,160         1,526            665
   9/30/94    Dayton Bch / N. Nova Road                      339        1,033         1,372            604
   9/30/94    Maple Shade / Route 38                         852        2,256         3,108          1,316
   9/30/94    Marlton / Route 73 N.                          805        2,045         2,850          1,357
   9/30/94    Naperville / E. Ogden Ave                      585        1,630         2,215            907
   9/30/94    Long Beach / South Street                    1,523        4,050         5,573          2,316
   9/30/94    Aloha / S.W. Shaw                              690        1,753         2,443          1,004
   9/30/94    Alexandria / S. Pickett                      1,329        3,439         4,768          1,963
   9/30/94    Houston / Highway 6 North                      960        2,541         3,501          1,464
   9/30/94    San Antonio/Nacogdoches Rd                     489        1,418         1,907            860
   9/30/94    San Ramon/San Ramon Valley                   1,311        3,721         5,032          2,103
   9/30/94    San Rafael / Merrydale Rd                    1,461        3,634         5,095          2,057
   9/30/94    San Antonio / Austin Hwy                       507        1,478         1,985            845
   9/30/94    Sharonville / E. Kemper                        492        1,582         2,074            928
  10/13/94    Davie / State Road 84                          637        2,521         3,158          1,433


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------

  10/13/94    Carrollton / Marsh Lane                         -          770           1,437         1,437                -
  10/31/94    Sherman Oaks / Van Nuys Blvd                    -        1,278           2,461         1,031                -
  12/19/94    Salt Lake City/West North Temple                -          490             917           (51)               -
  12/28/94    Milpitas / Watson                               -        1,575           2,925           337                -
  12/28/94    Las Vegas / Jones Blvd                          -        1,208           2,243           225                -
  12/28/94    Venice / Guthrie                                -          578           1,073           188                -
  12/30/94    Apple Valley / Foliage Ave                      -          910           1,695           282                -
   1/4/95     Chula Vista / Main Street                       -          735           1,802           249                -
   1/5/95     Pantego / West Park                             -          315             735           168                -
   1/12/95    Roswell / Alpharetta                            -          423             993           434                -
   1/23/95    North Bergen / Tonne                            -        1,564           3,772           584                -
   1/23/95    San Leandro / Hesperian                         -          734           1,726           169                -
   1/24/95    Nashville / Elm Hill                            -          338             791           476                -
   2/3/95     Reno / S. Mccarron Blvd                         -        1,080           2,537           229                -
   2/15/95    Schiller Park                                   -        1,688           3,939           480                -
   2/15/95    Lansing                                         -        1,514           3,534           574                -
   2/15/95    Pleasanton                                      -        1,257           2,932           142                -
   2/15/95    LA/Sepulveda                                    -        1,453           3,390           182                -
   2/28/95    Decatur / Flat Shoal                            -          970           2,288           767                -
   2/28/95    Smyrna / S. Cobb                                -          663           1,559           513                -
   2/28/95    Downey / Bellflower                             -          916           2,158           286                -
   2/28/95    Vallejo / Lincoln                               -          445           1,052           332                -
   2/28/95    Lynnwood / 180th St                             -          516           1,205           270                -
   2/28/95    Kent / Pacific Hwy                              -          728           1,711           192                -
   2/28/95    Kirkland                                        -        1,254           2,932           518                -
   2/28/95    Federal Way/Pacific                             -          785           1,832           319                -
   2/28/95    Tampa / S. Dale                                 -          791           1,852           310                -
   2/28/95    Burlingame/Adrian Rd                            -        2,280           5,349           524                -
   2/28/95    Miami / Cloverleaf                              -          606           1,426           369                -
   2/28/95    Pinole / San Pablo                              -          639           1,502           363                -
   2/28/95    South Gate / Firesto                            -        1,442           3,449           451                -
   2/28/95    San Jose / Mabury                               -          892           2,088           234                -
   2/28/95    La Puente / Valley Blvd                         -          591           1,390           258                -
   2/28/95    San Jose / Capitol E                            -        1,215           2,852           156                -
   2/28/95    Milwaukie / 40th Street                         -          576           1,388           139                -
   2/28/95    Portland / N. Lombard                           -          812           1,900           249                -
   2/28/95    Miami / Biscayne                                -        1,313           3,076           402                -
   2/28/95    Chicago / Clark Street                          -          442           1,031           425                -
   2/28/95    Palatine / Dundee                               -          698           1,643           613                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

  10/13/94    Carrollton / Marsh Lane                       1,021        2,623         3,644          1,430
  10/31/94    Sherman Oaks / Van Nuys Blvd                  1,423        3,347         4,770          1,871
  12/19/94    Salt Lake City/West North Temple                385          971         1,356            380
  12/28/94    Milpitas / Watson                             1,350        3,487         4,837          1,959
  12/28/94    Las Vegas / Jones Blvd                        1,035        2,641         3,676          1,458
  12/28/94    Venice / Guthrie                                495        1,344         1,839            745
  12/30/94    Apple Valley / Foliage Ave                      780        2,107         2,887          1,221
   1/4/95     Chula Vista / Main Street                       735        2,051         2,786          1,190
   1/5/95     Pantego / West Park                             315          903         1,218            543
   1/12/95    Roswell / Alpharetta                            423        1,427         1,850            921
   1/23/95    North Bergen / Tonne                          1,550        4,370         5,920          2,342
   1/23/95    San Leandro / Hesperian                         733        1,896         2,629          1,035
   1/24/95    Nashville / Elm Hill                            337        1,268         1,605            841
   2/3/95     Reno / S. Mccarron Blvd                       1,080        2,766         3,846          1,522
   2/15/95    Schiller Park                                 1,688        4,419         6,107          2,230
   2/15/95    Lansing                                       1,514        4,108         5,622          1,938
   2/15/95    Pleasanton                                    1,256        3,075         4,331          1,486
   2/15/95    LA/Sepulveda                                  1,453        3,572         5,025          1,704
   2/28/95    Decatur / Flat Shoal                            970        3,055         4,025          1,799
   2/28/95    Smyrna / S. Cobb                                662        2,073         2,735          1,144
   2/28/95    Downey / Bellflower                             916        2,444         3,360          1,319
   2/28/95    Vallejo / Lincoln                               445        1,384         1,829            800
   2/28/95    Lynnwood / 180th St                             516        1,475         1,991            882
   2/28/95    Kent / Pacific Hwy                              728        1,903         2,631          1,052
   2/28/95    Kirkland                                      1,253        3,451         4,704          1,884
   2/28/95    Federal Way/Pacific                             785        2,151         2,936          1,242
   2/28/95    Tampa / S. Dale                                 791        2,162         2,953          1,262
   2/28/95    Burlingame/Adrian Rd                          2,280        5,873         8,153          3,189
   2/28/95    Miami / Cloverleaf                              606        1,795         2,401          1,063
   2/28/95    Pinole / San Pablo                              639        1,865         2,504          1,071
   2/28/95    South Gate / Firesto                          1,442        3,900         5,342          2,270
   2/28/95    San Jose / Mabury                               892        2,322         3,214          1,256
   2/28/95    La Puente / Valley Blvd                         591        1,648         2,239            980
   2/28/95    San Jose / Capitol E                          1,214        3,009         4,223          1,642
   2/28/95    Milwaukie / 40th Street                         579        1,524         2,103            859
   2/28/95    Portland / N. Lombard                           812        2,149         2,961          1,212
   2/28/95    Miami / Biscayne                              1,313        3,478         4,791          1,815
   2/28/95    Chicago / Clark Street                          442        1,456         1,898            895
   2/28/95    Palatine / Dundee                               698        2,256         2,954          1,339


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------

   2/28/95    Williamsville/Transit                           -          284             670           313                -
   2/28/95    Amherst / Sheridan                              -          484           1,151           258                -
   3/2/95     Everett / Highway 99                            -          859           2,022           295                -
   3/2/95     Burien / 1St Ave South                          -          763           1,783           546                -
   3/2/95     Kent / South 238th Street                       -          763           1,783           290                -
   3/31/95    Cheverly / Central Ave                          -          911           2,164           447                -
   5/1/95     Sandy / S. State Street                         -        1,043           2,442          (181)               -
   5/3/95     Largo / Ulmerton Roa                            -          263             654           197                -
   5/8/95     Fairfield/Western Street                        -          439           1,030           110                -
   5/8/95     Dallas / W. Mockingbird                         -        1,440           3,371           306                -
   5/8/95     East Point / Lakewood                           -          884           2,071           482                -
   5/25/95    Falls Church / Gallows Rd                       -          350             835         9,363                -
   6/12/95    Baltimore / Old Waterloo                        -          769           1,850           238                -
   6/12/95    Pleasant Hill / Hookston                        -          766           1,848           191                -
   6/12/95    Mountain View/Old Middlefield                   -        2,095           4,913           201                -
   6/30/95    San Jose / Blossom Hill                         -        1,467           3,444           259                -
   6/30/95    Fairfield / Kings Highway                       -        1,811           4,273           417                -
   6/30/95    Pacoima / Paxton Street                       298          840           1,976           233                -
   6/30/95    Portland / Prescott                             -          647           1,509           244                -
   6/30/95    St. Petersburg                                  -          352             827           308                -
   6/30/95    Dallas / Audelia Road                           -        1,166           2,725         1,110                -
   6/30/95    Miami Gardens                                   -          823           1,929           336                -
   6/30/95    Grand Prairie / 19th                            -          566           1,329           163                -
   6/30/95    Joliet / Jefferson Street                       -          501           1,181           218                -
   6/30/95    Bridgeton / Pennridge                           -          283             661           201                -
   6/30/95    Portland / S.E.92nd                             -          638           1,497           225                -
   6/30/95    Houston / S.W. Freeway                          -          537           1,254         6,947                -
   6/30/95    Milwaukee / Brown                               -          358             849           280                -
   6/30/95    Orlando / W. Oak Ridge                          -          698           1,642           365                -
   6/30/95    Lauderhill / State Road                         -          644           1,508           337                -
   6/30/95    Orange Park /Blanding Blvd                      -          394             918           379                -
   6/30/95    St. Petersburg /Joe'S Creek                     -          704           1,642           280                -
   6/30/95    St. Louis / Page Service Drive                  -          531           1,241           199                -
   6/30/95    Independence /E. 42nd                           -          438           1,023           215                -
   6/30/95    Cherry Hill / Dobbs Lane                        -          716           1,676           229                -
   6/30/95    Edgewater Park / Route 130                      -          683           1,593           247                -
   6/30/95    Beaverton / S.W. 110                            -          572           1,342           228                -
   6/30/95    Markham / W. 159Th Place                        -          230             539           231                -
   6/30/95    Houston / N.W. Freeway                          -          447           1,066           207                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

   2/28/95    Williamsville/Transit                            283          984         1,267            613
   2/28/95    Amherst / Sheridan                               483        1,410         1,893            807
   3/2/95     Everett / Highway 99                             858        2,318         3,176          1,315
   3/2/95     Burien / 1St Ave South                           763        2,329         3,092          1,317
   3/2/95     Kent / South 238th Street                        763        2,073         2,836          1,199
   3/31/95    Cheverly / Central Ave                           910        2,612         3,522          1,403
   5/1/95     Sandy / S. State Street                          923        2,381         3,304            919
   5/3/95     Largo / Ulmerton Roa                             262          852         1,114            498
   5/8/95     Fairfield/Western Street                         439        1,140         1,579            619
   5/8/95     Dallas / W. Mockingbird                        1,439        3,678         5,117          1,915
   5/8/95     East Point / Lakewood                            884        2,553         3,437          1,437
   5/25/95    Falls Church / Gallows Rd                      3,607        6,941        10,548          1,157
   6/12/95    Baltimore / Old Waterloo                         769        2,088         2,857          1,137
   6/12/95    Pleasant Hill / Hookston                         742        2,063         2,805          1,116
   6/12/95    Mountain View/Old Middlefield                  2,094        5,115         7,209          2,671
   6/30/95    San Jose / Blossom Hill                        1,467        3,703         5,170          1,973
   6/30/95    Fairfield / Kings Highway                      1,810        4,691         6,501          2,458
   6/30/95    Pacoima / Paxton Street                          840        2,209         3,049          1,201
   6/30/95    Portland / Prescott                              647        1,753         2,400            970
   6/30/95    St. Petersburg                                   352        1,135         1,487            673
   6/30/95    Dallas / Audelia Road                          1,165        3,836         5,001          2,227
   6/30/95    Miami Gardens                                    823        2,265         3,088          1,214
   6/30/95    Grand Prairie / 19th                             566        1,492         2,058            829
   6/30/95    Joliet / Jefferson Street                        501        1,399         1,900            802
   6/30/95    Bridgeton / Pennridge                            283          862         1,145            532
   6/30/95    Portland / S.E.92nd                              638        1,722         2,360            970
   6/30/95    Houston / S.W. Freeway                         1,140        7,598         8,738          2,181
   6/30/95    Milwaukee / Brown                                357        1,130         1,487            674
   6/30/95    Orlando / W. Oak Ridge                           697        2,008         2,705          1,106
   6/30/95    Lauderhill / State Road                          644        1,845         2,489          1,000
   6/30/95    Orange Park /Blanding Blvd                       393        1,298         1,691            694
   6/30/95    St. Petersburg /Joe'S Creek                      703        1,923         2,626          1,042
   6/30/95    St. Louis / Page Service Drive                   531        1,440         1,971            820
   6/30/95    Independence /E. 42nd                            438        1,238         1,676            705
   6/30/95    Cherry Hill / Dobbs Lane                         715        1,906         2,621          1,052
   6/30/95    Edgewater Park / Route 130                       683        1,840         2,523            943
   6/30/95    Beaverton / S.W. 110                             572        1,570         2,142            872
   6/30/95    Markham / W. 159Th Place                         229          771         1,000            452
   6/30/95    Houston / N.W. Freeway                           447        1,273         1,720            698


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------

   6/30/95    Portland / Gantenbein                           -          537           1,262           267                -
   6/30/95    Upper Chichester/Market St.                     -          569           1,329           183                -
   6/30/95    Fort Worth / Hwy 80                             -          379             891           297                -
   6/30/95    Greenfield/ S. 108th                            -          728           1,707           494                -
   6/30/95    Altamonte Springs                               -          566           1,326           282                -
   6/30/95    Seattle / Delridge Way                          -          760           1,779           278                -
   6/30/95    Elmhurst / Lake Frontage Rd                     -          748           1,758           267                -
   6/30/95    Los Angeles / Beverly Blvd                      -          787           1,886           787                -
   6/30/95    Lawrenceville / Brunswick                       -          841           1,961           189                -
   6/30/95    Richmond / Carlson                              -          865           2,025           346                -
   6/30/95    Liverpool / Oswego Road                         -          545           1,279           370                -
   6/30/95    Rochester / East Ave                            -          578           1,375           540                -
   6/30/95    Pasadena / E. Beltway                           -          757           1,767           193                -
   7/13/95    Tarzana / Burbank Blvd                          -        2,895           6,823           690                -
   7/31/95    Orlando / Lakehurst                             -          450           1,063           183                -
   7/31/95    Livermore / Portola                             -          921           2,157           281                -
   7/31/95    San Jose / Tully                                -          912           2,137           518                -
   7/31/95    Mission Bay                                     -        1,617           3,785           589                -
   7/31/95    Las Vegas / Decatur                             -        1,147           2,697           454                -
   7/31/95    Pleasanton / Stanley                            -        1,624           3,811           397                -
   7/31/95    Castro Valley / Grove                           -          757           1,772           135                -
   7/31/95    Honolulu / Kaneohe                              -        1,215           2,846         2,256                -
   7/31/95    Chicago / Wabash Ave                            -          645           1,535         3,617                -
   7/31/95    Springfield / Parker                            -          765           1,834           277                -
   7/31/95    Huntington Bch/Gotham                           -          765           1,808           241                -
   7/31/95    Tucker / Lawrenceville                          -          630           1,480           249                -
   7/31/95    Marietta / Canton Road                          -          600           1,423           347                -
   7/31/95    Wheeling / Hintz                                -          450           1,054           186                -
   8/1/95     Gresham / Division                              -          607           1,428           121                -
   8/1/95     Tucker / Lawrenceville                          -          600           1,405           382                -
   8/1/95     Decatur / Covington                             -          720           1,694           281                -
   8/11/95    Studio City/Ventura                             -        1,285           3,015           382                -
   8/12/95    Smyrna / Hargrove Road                          -        1,020           3,038           559                -
   9/1/95     Hayward / Mission Blvd                          -        1,020           2,383           328                -
   9/1/95     Park City / Belvider                            -          600           1,405           152                -
   9/1/95     New Castle/Dupont Parkway                       -          990           2,369           237                -
   9/1/95     Las Vegas / Rainbow                             -        1,050           2,459           132                -
   9/1/95     Mountain View / Reng                            -          945           2,216           173                -
   9/1/95     Venice / Cadillac                               -          930           2,182           440                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

   6/30/95    Portland / Gantenbein                           537        1,529         2,066            861
   6/30/95    Upper Chichester/Market St.                     569        1,512         2,081            818
   6/30/95    Fort Worth / Hwy 80                             378        1,189         1,567            604
   6/30/95    Greenfield/ S. 108th                            727        2,202         2,929          1,204
   6/30/95    Altamonte Springs                               566        1,608         2,174            863
   6/30/95    Seattle / Delridge Way                          760        2,057         2,817          1,145
   6/30/95    Elmhurst / Lake Frontage Rd                     748        2,025         2,773          1,100
   6/30/95    Los Angeles / Beverly Blvd                      787        2,673         3,460          1,443
   6/30/95    Lawrenceville / Brunswick                       840        2,151         2,991          1,152
   6/30/95    Richmond / Carlson                              864        2,372         3,236          1,347
   6/30/95    Liverpool / Oswego Road                         545        1,649         2,194            950
   6/30/95    Rochester / East Ave                            578        1,915         2,493          1,082
   6/30/95    Pasadena / E. Beltway                           757        1,960         2,717          1,053
   7/13/95    Tarzana / Burbank Blvd                        2,894        7,514        10,408          3,957
   7/31/95    Orlando / Lakehurst                             450        1,246         1,696            694
   7/31/95    Livermore / Portola                             921        2,438         3,359          1,295
   7/31/95    San Jose / Tully                                912        2,655         3,567          1,476
   7/31/95    Mission Bay                                   1,616        4,375         5,991          2,450
   7/31/95    Las Vegas / Decatur                           1,147        3,151         4,298          1,729
   7/31/95    Pleasanton / Stanley                          1,624        4,208         5,832          2,193
   7/31/95    Castro Valley / Grove                           756        1,908         2,664            996
   7/31/95    Honolulu / Kaneohe                            2,133        4,184         6,317          2,042
   7/31/95    Chicago / Wabash Ave                            645        5,152         5,797          1,576
   7/31/95    Springfield / Parker                            765        2,111         2,876          1,131
   7/31/95    Huntington Bch/Gotham                           765        2,049         2,814          1,109
   7/31/95    Tucker / Lawrenceville                          630        1,729         2,359            958
   7/31/95    Marietta / Canton Road                          600        1,770         2,370          1,005
   7/31/95    Wheeling / Hintz                                450        1,240         1,690            688
   8/1/95     Gresham / Division                              607        1,549         2,156            829
   8/1/95     Tucker / Lawrenceville                          600        1,787         2,387          1,028
   8/1/95     Decatur / Covington                             720        1,975         2,695          1,104
   8/11/95    Studio City/Ventura                           1,285        3,397         4,682          1,791
   8/12/95    Smyrna / Hargrove Road                        1,020        3,597         4,617          1,864
   9/1/95     Hayward / Mission Blvd                        1,020        2,711         3,731          1,420
   9/1/95     Park City / Belvider                            600        1,557         2,157            827
   9/1/95     New Castle/Dupont Parkway                       990        2,606         3,596          1,382
   9/1/95     Las Vegas / Rainbow                           1,050        2,591         3,641          1,350
   9/1/95     Mountain View / Reng                            945        2,389         3,334          1,264
   9/1/95     Venice / Cadillac                               930        2,622         3,552          1,380


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   9/1/95     Simi Valley /Los Angeles                        -        1,590           3,724           356                -
   9/1/95     Spring Valley/Foreman                           -        1,095           2,572           423                -
   9/6/95     Darien / Frontage Road                          -          975           2,321           254                -
   9/30/95    Whittier                                        -          215             384           211              781
   9/30/95    Van Nuys/Balboa                                 -          295             657           120            1,148
   9/30/95    Huntington Beach                                -          176             321           157              738
   9/30/95    Monterey Park                                   -          124             346            44              782
   9/30/95    Downey                                          -          191             317           130              825
   9/30/95    Del Amo                                         -          474             742           441              922
   9/30/95    Carson                                          -          375             735           418              428
   9/30/95    Van Nuys/Balboa Blvd                            -        1,920           4,504           600                -
  10/31/95    San Lorenzo /Hesperian                          -        1,590           3,716           426                -
  10/31/95    Chicago / W. 47th Street                        -          300             708           308                -
  10/31/95    Los Angeles / Eastern                           -          455           1,070           212                -
  11/15/95    Costa Mesa                                      -          522           1,218           162                -
  11/15/95    Plano / E. 14th                                 -          705           1,646           155                -
  11/15/95    Citrus Heights/Sunrise                          -          520           1,213           248                -
  11/15/95    Modesto/Briggsmore Ave                          -          470           1,097           161                -
  11/15/95    So San Francisco/Spruce                         -        1,905           4,444           556                -
  11/15/95    Pacheco/Buchanan Circle                         -        1,681           3,951           618                -
  11/16/95    Palm Beach Gardens                              -          657           1,540           207                -
  11/16/95    Delray Beach                                    -          600           1,407           226                -
   1/1/96     Bensenville/York Rd                             -          667           1,602           291              895
   1/1/96     Louisville/Preston                              -          211           1,060           151              594
   1/1/96     San Jose/Aborn Road                             -          615           1,342           103              759
   1/1/96     Englewood/Federal                               -          481           1,395           154              777
   1/1/96     W. Hollywood/Santa Monica                       -        3,415           4,577           510            2,552
   1/1/96     Orland Hills/W. 159th                           -          917           2,392           367            1,342
   1/1/96     Merrionette Park                                -          818           2,020           202            1,122
   1/1/96     Denver/S Quebec                                 -        1,849           1,941           470            1,086
   1/1/96     Tigard/S.W. Pacific                             -          633           1,206           218              705
   1/1/96     Coram/Middle Count                              -          507           1,421           183              792
   1/1/96     Houston/FM 1960                                 -          635           1,294           324              783
   1/1/96     Kent/Military Trail                             -          409           1,670           330              956
   1/1/96     Turnersville/Black                              -          165           1,360           172              758
   1/1/96     Sewell/Rts. 553                                 -          323           1,138           162              658
   1/1/96     Maple Shade/Fellowship                          -          331           1,421           169              803
   1/1/96     Hyattsville/Kenilworth                          -          509           1,757           213            1,000
   1/1/96     Waterbury/Captain                               -          434           2,089           247            1,162


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

   9/1/95     Simi Valley /Los Angeles                      1,590        4,080         5,670          2,142
   9/1/95     Spring Valley/Foreman                         1,095        2,995         4,090          1,555
   9/6/95     Darien / Frontage Road                          975        2,575         3,550          1,323
   9/30/95    Whittier                                        215        1,376         1,591            813
   9/30/95    Van Nuys/Balboa                                 295        1,925         2,220          1,106
   9/30/95    Huntington Beach                                176        1,216         1,392            702
   9/30/95    Monterey Park                                   124        1,172         1,296            706
   9/30/95    Downey                                          191        1,272         1,463            747
   9/30/95    Del Amo                                         474        2,105         2,579          1,238
   9/30/95    Carson                                          375        1,581         1,956            805
   9/30/95    Van Nuys/Balboa Blvd                          1,919        5,105         7,024          2,460
  10/31/95    San Lorenzo /Hesperian                        1,590        4,142         5,732          1,999
  10/31/95    Chicago / W. 47th Street                        300        1,016         1,316            557
  10/31/95    Los Angeles / Eastern                           454        1,283         1,737            632
  11/15/95    Costa Mesa                                      522        1,380         1,902            683
  11/15/95    Plano / E. 14th                                 705        1,801         2,506            882
  11/15/95    Citrus Heights/Sunrise                          520        1,461         1,981            731
  11/15/95    Modesto/Briggsmore Ave                          470        1,258         1,728            649
  11/15/95    So San Francisco/Spruce                       1,904        5,001         6,905          2,515
  11/15/95    Pacheco/Buchanan Circle                       1,680        4,570         6,250          2,269
  11/16/95    Palm Beach Gardens                              657        1,747         2,404            910
  11/16/95    Delray Beach                                    600        1,633         2,233            866
   1/1/96     Bensenville/York Rd                             667        2,788         3,455          1,264
   1/1/96     Louisville/Preston                              211        1,805         2,016            757
   1/1/96     San Jose/Aborn Road                             615        2,204         2,819            972
   1/1/96     Englewood/Federal                               481        2,326         2,807          1,063
   1/1/96     W. Hollywood/Santa Monica                     3,414        7,640        11,054          3,253
   1/1/96     Orland Hills/W. 159th                           917        4,101         5,018          1,873
   1/1/96     Merrionette Park                                818        3,344         4,162          1,449
   1/1/96     Denver/S Quebec                               1,848        3,498         5,346          1,486
   1/1/96     Tigard/S.W. Pacific                             633        2,129         2,762            922
   1/1/96     Coram/Middle Count                              507        2,396         2,903          1,020
   1/1/96     Houston/FM 1960                                 635        2,401         3,036          1,054
   1/1/96     Kent/Military Trail                             409        2,956         3,365          1,254
   1/1/96     Turnersville/Black                              165        2,290         2,455            994
   1/1/96     Sewell/Rts. 553                                 323        1,958         2,281            847
   1/1/96     Maple Shade/Fellowship                          331        2,393         2,724          1,011
   1/1/96     Hyattsville/Kenilworth                          508        2,971         3,479          1,256
   1/1/96     Waterbury/Captain                               434        3,498         3,932          1,341


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   1/1/96     Bedford Hts/Miles                               -          835           1,577           313              929
   1/1/96     Livonia/Newburgh                                -          635           1,407           193              783
   1/1/96     Sunland/Sunland Blvd.                           -          631           1,965           146            1,090
   1/1/96     Des Moines                                      -          448           1,350           153              768
   1/1/96     Oxonhill/Indianhead                             -          772           2,017           424            1,141
   1/1/96     Sacramento/N. 16th                              -          582           2,610           226            1,466
   1/1/96     Houston/Westheimer                              -        1,508           2,274           314            1,304
   1/1/96     San Pablo/San Pablo                             -          565           1,232           186              713
   1/1/96     Bowie/Woodcliff                                 -          718           2,336           265            1,292
   1/1/96     Milwaukee/S. 84th                               -          444           1,868           350            1,091
   1/1/96     Clinton/Malcolm Road                            -          593           2,123           288            1,187
   1/3/96     San Gabriel                                     -        1,005           2,345           424                -
   1/5/96     San Francisco, Second St.                       -        2,880           6,814           217                -
   1/12/96    San Antonio, TX                                 -          912           2,170           108                -
   2/29/96    Naples, FL/Old US 41                            -          849           2,016           276                -
   2/29/96    Lake Worth, FL/S. Military Tr.                  -        1,782           4,723           141                -
   2/29/96    Brandon, FL/W Brandon Blvd.                     -        1,928           4,523         1,018                -
   2/29/96    Coral Springs FL/W Sample Rd.                   -        3,480           8,148           209                -
   2/29/96    Delray Beach FL/S Military Tr.                  -          941           2,222           203                -
   2/29/96    Jupiter FL/Military Trail                       -        2,280           5,347           371                -
   2/29/96    Lakeworth FL/Lake Worth Rd                      -          737           1,742           191                -
   2/29/96    New Port Richey/State Rd 54                     -          857           2,025           298                -
   2/29/96    Sanford FL/S Orlando Dr                         -          734           1,749         2,101                -
   3/8/96     Atlanta/Roswell                                 -          898           3,649           168                -
   3/31/96    Oakland                                         -        1,065           2,764           472                -
   3/31/96    Saratoga                                        -        2,339           6,081           236                -
   3/31/96    Randallstown                                    -        1,359           3,527           454                -
   3/31/96    Plano                                           -          650           1,682           137                -
   3/31/96    Houston                                         -          543           1,402           188                -
   3/31/96    Irvine                                          -        1,920           4,975         1,294                -
   3/31/96    Milwaukee                                       -          542           1,402           178                -
   3/31/96    Carrollton                                      -          578           1,495           159                -
   3/31/96    Torrance                                        -        1,415           3,675           199                -
   3/31/96    Jacksonville                                    -          713           1,845           244                -
   3/31/96    Dallas                                          -          315             810         1,809                -
   3/31/96    Houston                                         -          669           1,724           679                -
   3/31/96    Baltimore                                       -          842           2,180           290                -
   3/31/96    New Haven                                       -          740           1,907          (155)               -
   4/1/96     Chicago/Pulaski                                 -          764           1,869           331                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

   1/1/96     Bedford Hts/Miles                                835        2,819         3,654          1,281
   1/1/96     Livonia/Newburgh                                 635        2,383         3,018            994
   1/1/96     Sunland/Sunland Blvd.                            631        3,201         3,832          1,317
   1/1/96     Des Moines                                       447        2,272         2,719            973
   1/1/96     Oxonhill/Indianhead                              772        3,582         4,354          1,537
   1/1/96     Sacramento/N. 16th                               581        4,303         4,884          1,515
   1/1/96     Houston/Westheimer                             1,507        3,893         5,400          1,719
   1/1/96     San Pablo/San Pablo                              565        2,131         2,696            895
   1/1/96     Bowie/Woodcliff                                  718        3,893         4,611          1,578
   1/1/96     Milwaukee/S. 84th                                444        3,309         3,753          1,398
   1/1/96     Clinton/Malcolm Road                             592        3,599         4,191          1,470
   1/3/96     San Gabriel                                    1,005        2,769         3,774          1,423
   1/5/96     San Francisco, Second St.                      2,879        7,032         9,911          3,512
   1/12/96    San Antonio, TX                                  912        2,278         3,190          1,136
   2/29/96    Naples, FL/Old US 41                             849        2,292         3,141          1,183
   2/29/96    Lake Worth, FL/S. Military Tr.                 1,781        4,865         6,646          2,397
   2/29/96    Brandon, FL/W Brandon Blvd.                    1,928        5,541         7,469          3,146
   2/29/96    Coral Springs FL/W Sample Rd.                  3,479        8,358        11,837          4,067
   2/29/96    Delray Beach FL/S Military Tr.                   940        2,426         3,366          1,250
   2/29/96    Jupiter FL/Military Trail                      2,279        5,719         7,998          2,859
   2/29/96    Lakeworth FL/Lake Worth Rd                       736        1,934         2,670            999
   2/29/96    New Port Richey/State Rd 54                      856        2,324         3,180          1,199
   2/29/96    Sanford FL/S Orlando Dr                          974        3,610         4,584          1,810
   3/8/96     Atlanta/Roswell                                  898        3,817         4,715          1,855
   3/31/96    Oakland                                        1,065        3,236         4,301          1,656
   3/31/96    Saratoga                                       2,339        6,317         8,656          3,073
   3/31/96    Randallstown                                   1,359        3,981         5,340          1,995
   3/31/96    Plano                                            649        1,820         2,469            922
   3/31/96    Houston                                          543        1,590         2,133            794
   3/31/96    Irvine                                         1,920        6,269         8,189          2,987
   3/31/96    Milwaukee                                        542        1,580         2,122            804
   3/31/96    Carrollton                                       578        1,654         2,232            816
   3/31/96    Torrance                                       1,415        3,874         5,289          1,920
   3/31/96    Jacksonville                                     712        2,090         2,802          1,091
   3/31/96    Dallas                                           315        2,619         2,934            935
   3/31/96    Houston                                          669        2,403         3,072          1,317
   3/31/96    Baltimore                                        842        2,470         3,312          1,273
   3/31/96    New Haven                                        667        1,825         2,492            974
   4/1/96     Chicago/Pulaski                                  763        2,201         2,964          1,007


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
----------------------------------------------------------------------------------------------------------------------------------

   4/1/96     Las Vegas/Desert Inn                            -        1,115           2,729           189                -
   4/1/96     Torrance/Crenshaw                               -          916           2,243           149                -
   4/1/96     Weymouth                                        -          485           1,187           344                -
   4/1/96     St. Louis/Barrett Station Road                  -          630           1,542           165                -
   4/1/96     Rockville/Randolph                              -        1,153           2,823           286                -
   4/1/96     Simi Valley/East Street                         -          970           2,374           108                -
   4/1/96     Houston/Westheimer                              -        1,390           3,402         6,287                -
   4/3/96     Naples                                          -        1,187           2,809           498                -
   6/26/96    Boca Raton                                      -        3,180           7,468           708                -
   6/28/96    Venice                                          -          669           1,575           199                -
   6/30/96    Las Vegas                                       -          921           2,155           375                -
   6/30/96    Bedford Park                                    -          606           1,419           267                -
   6/30/96    Los Angeles                                     -          692           1,616           171                -
   6/30/96    Silver Spring                                   -        1,513           3,535           327                -
   6/30/96    Newark                                          -        1,051           2,458           142                -
   6/30/96    Brooklyn                                        -          783           1,830         1,124                -
   7/2/96     Glen Burnie/Furnace Br Rd                       -        1,755           4,150           758                -
   7/22/96    Lakewood/W Hampton                              -          717           2,092            93                -
   8/13/96    Norcross/Holcomb Bridge Rd                      -          955           3,117           185                -
   9/5/96     Spring Valley/S Pascack rd                      -        1,260           2,966         1,011                -
   9/16/96    Dallas/Royal Lane                               -        1,008           2,426           293                -
   9/16/96    Colorado Springs/Tomah Drive                    -          731           1,759           183                -
   9/16/96    Lewisville/S. Stemmons                          -          603           1,451           174                -
   9/16/96    Las Vegas/Boulder Hwy.                          -          947           2,279           435                -
   9/16/96    Sarasota/S. Tamiami Trail                       -          584           1,407         1,460                -
   9/16/96    Willow Grove/Maryland Road                      -          673           1,620           162                -
   9/16/96    Houston/W. Montgomery Rd.                       -          524           1,261           285                -
   9/16/96    Denver/W. Hampden                               -        1,084           2,609           229                -
   9/16/96    Littleton/Southpark Way                         -          922           2,221           430                -
   9/16/96    Petaluma/Baywood Drive                          -          861           2,074           175                -
   9/16/96    Canoga Park/Sherman Way                         -        1,543           3,716           606                -
   9/16/96    Jacksonville/South Lane Ave.                    -          554           1,334           311                -
   9/16/96    Newport News/Warwick Blvd.                      -          575           1,385           191                -
   9/16/96    Greenbrook/Route 22                             -        1,227           2,954           637                -
   9/16/96    Monsey/Route 59                                 -        1,068           2,572           225                -
   9/16/96    Santa Rosa/Santa Rosa Ave.                      -          575           1,385           137                -
   9/16/96    Fort Worth/Brentwood                            -          823           2,016           250                -
   9/16/96    Glendale/San Fernando Road                      -        2,500           6,124           264                -
   9/16/96    Houston/Harwin                                  -          549           1,344           250                -


                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land        Buildings       Total     Depreciation
-------------------------------------------------------------------------------------------------------------

   4/1/96     Las Vegas/Desert Inn                         1,115        2,918         4,033          1,383
   4/1/96     Torrance/Crenshaw                              916        2,392         3,308          1,113
   4/1/96     Weymouth                                       485        1,531         2,016            675
   4/1/96     St. Louis/Barrett Station Road                 630        1,707         2,337            771
   4/1/96     Rockville/Randolph                           1,153        3,109         4,262          1,442
   4/1/96     Simi Valley/East Street                        969        2,483         3,452          1,121
   4/1/96     Houston/Westheimer                           1,389        9,690        11,079          3,851
   4/3/96     Naples                                       1,186        3,308         4,494          1,610
   6/26/96    Boca Raton                                   3,179        8,177        11,356          4,231
   6/28/96    Venice                                         669        1,774         2,443            905
   6/30/96    Las Vegas                                      921        2,530         3,451          1,319
   6/30/96    Bedford Park                                   606        1,686         2,292            895
   6/30/96    Los Angeles                                    691        1,788         2,479            877
   6/30/96    Silver Spring                                1,513        3,862         5,375          1,930
   6/30/96    Newark                                       1,051        2,600         3,651          1,269
   6/30/96    Brooklyn                                       783        2,954         3,737          1,507
   7/2/96     Glen Burnie/Furnace Br Rd                    1,754        4,909         6,663          2,222
   7/22/96    Lakewood/W Hampton                             716        2,186         2,902          1,033
   8/13/96    Norcross/Holcomb Bridge Rd                     954        3,303         4,257          1,581
   9/5/96     Spring Valley/S Pascack rd                   1,260        3,977         5,237          1,891
   9/16/96    Dallas/Royal Lane                            1,007        2,720         3,727          1,310
   9/16/96    Colorado Springs/Tomah Drive                   730        1,943         2,673            912
   9/16/96    Lewisville/S. Stemmons                         602        1,626         2,228            795
   9/16/96    Las Vegas/Boulder Hwy.                         946        2,715         3,661          1,415
   9/16/96    Sarasota/S. Tamiami Trail                      584        2,867         3,451            980
   9/16/96    Willow Grove/Maryland Road                     672        1,783         2,455            852
   9/16/96    Houston/W. Montgomery Rd.                      523        1,547         2,070            769
   9/16/96    Denver/W. Hampden                            1,083        2,839         3,922          1,375
   9/16/96    Littleton/Southpark Way                        922        2,651         3,573          1,336
   9/16/96    Petaluma/Baywood Drive                         861        2,249         3,110          1,100
   9/16/96    Canoga Park/Sherman Way                      1,543        4,322         5,865          2,246
   9/16/96    Jacksonville/South Lane Ave.                   554        1,645         2,199            834
   9/16/96    Newport News/Warwick Blvd.                     575        1,576         2,151            799
   9/16/96    Greenbrook/Route 22                          1,226        3,592         4,818          1,693
   9/16/96    Monsey/Route 59                              1,068        2,797         3,865          1,324
   9/16/96    Santa Rosa/Santa Rosa Ave.                     575        1,522         2,097            739
   9/16/96    Fort Worth/Brentwood                           823        2,266         3,089          1,061
   9/16/96    Glendale/San Fernando Road                   2,499        6,389         8,888          2,969
   9/16/96    Houston/Harwin                                 549        1,594         2,143            772


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   9/16/96    Irvine/Cowan Street                             -        1,890           4,631           428                -
   9/16/96    Fairfield/Dixie Highway                         -          427           1,046           169                -
   9/16/96    Mesa/Country Club Drive                         -          701           1,718           650                -
   9/16/96    San Francisco/Geary Blvd.                       -        2,957           7,244           500                -
   9/16/96    Houston/Gulf Freeway                            -          701           1,718         5,100                -
   9/16/96    Las Vegas/S. Decatur Blvd.                      -        1,037           2,539           281                -
   9/16/96    Tempe/McKellips Road                            -          823           1,972           412                -
   9/16/96    Richland Hills/Airport Fwy.                     -          473           1,158           217                -
  10/11/96    Hampton/Pembroke Road                           -        1,080           2,346          (136)               -
  10/11/96    Norfolk/Widgeon Road                            -        1,110           2,405          (229)               -
  10/11/96    Richmond/Bloom Lane                             -        1,188           2,512          (108)               -
  10/11/96    Virginia Beach/Southern Blvd                    -          282             610           300                -
  10/11/96    Chesapeake/Military Hwy                         -          912           1,974           465                -
  10/11/96    Richmond/Midlothian Park                        -          762           1,588           550                -
  10/11/96    Roanoke/Peters Creek Road                       -          819           1,776           381                -
  10/11/96    Orlando/E Oakridge Rd                           -          927           2,020           492                -
  10/11/96    Orlando/South Hwy 17-92                         -        1,170           2,549           314                -
  10/25/96    Austin/Renelli                                  -        1,710           3,990           375                -
  10/25/96    Austin/Santiago                                 -          900           2,100           234                -
  10/25/96    Dallas/East N.W. Highway                        -          698           1,628           715                -
  10/25/96    Dallas/Denton Drive                             -          900           2,100           251                -
  10/25/96    Houston/Hempstead                               -          518           1,207           463                -
  10/25/96    Pasadena/So. Shaver                             -          420             980           463                -
  10/31/96    Houston/Joel Wheaton Rd                         -          465           1,085           254                -
  10/31/96    Mt Holly/541 Bypass                             -          360             840           369                -
  11/13/96    Town East/Mesquite                              -          330             770           281                -
  11/14/96    Bossier City LA                                 -          633           1,488           (81)               -
   12/5/96    Lake Forest/Bake Parkway                        -          971           2,173           588                -
  12/16/96    Cherry Hill/Old Cuthbert                        -          645           1,505           883                -
  12/16/96    Oklahoma City/SW 74th                           -          375             875           176                -
  12/16/96    Oklahoma City/S Santa Fe                        -          360             840           177                -
  12/16/96    Oklahoma City/S. May                            -          360             840           164                -
  12/16/96    Arlington/S. Watson Rd.                         -          930           2,170           754                -
  12/16/96    Richardson/E. Arapaho                           -        1,290           3,010           531                -
  12/23/96    Eagle Rock/Colorado                             -          330             813           440                -
  12/23/96    Upper Darby/Lansdowne                           -          899           2,272           282                -
  12/23/96    Plymouth Meeting /Chemical                      -        1,109           2,802           235                -
  12/23/96    Philadelphia/Byberry                            -        1,019           2,575           368                -
  12/23/96    Ft. Lauderdale/State Road                       -        1,199           3,030           310                -


                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land        Buildings       Total     Depreciation
-------------------------------------------------------------------------------------------------------------

   9/16/96    Irvine/Cowan Street                          1,890        5,059         6,949          2,381
   9/16/96    Fairfield/Dixie Highway                        427        1,215         1,642            592
   9/16/96    Mesa/Country Club Drive                        701        2,368         3,069          1,106
   9/16/96    San Francisco/Geary Blvd.                    2,956        7,745        10,701          3,658
   9/16/96    Houston/Gulf Freeway                           701        6,818         7,519          1,988
   9/16/96    Las Vegas/S. Decatur Blvd.                   1,036        2,821         3,857          1,348
   9/16/96    Tempe/McKellips Road                           823        2,384         3,207          1,155
   9/16/96    Richland Hills/Airport Fwy.                    472        1,376         1,848            714
  10/11/96    Hampton/Pembroke Road                          914        2,376         3,290            939
  10/11/96    Norfolk/Widgeon Road                           908        2,378         3,286            921
  10/11/96    Richmond/Bloom Lane                            994        2,598         3,592          1,059
  10/11/96    Virginia Beach/Southern Blvd                   282          910         1,192            521
  10/11/96    Chesapeake/Military Hwy                        912        2,439         3,351          1,302
  10/11/96    Richmond/Midlothian Park                       762        2,138         2,900          1,234
  10/11/96    Roanoke/Peters Creek Road                      819        2,157         2,976          1,075
  10/11/96    Orlando/E Oakridge Rd                          927        2,512         3,439          1,181
  10/11/96    Orlando/South Hwy 17-92                      1,170        2,863         4,033          1,361
  10/25/96    Austin/Renelli                               1,709        4,366         6,075          2,082
  10/25/96    Austin/Santiago                                900        2,334         3,234          1,159
  10/25/96    Dallas/East N.W. Highway                       697        2,344         3,041            932
  10/25/96    Dallas/Denton Drive                            900        2,351         3,251          1,111
  10/25/96    Houston/Hempstead                              517        1,671         2,188            911
  10/25/96    Pasadena/So. Shaver                            420        1,443         1,863            795
  10/31/96    Houston/Joel Wheaton Rd                        465        1,339         1,804            676
  10/31/96    Mt Holly/541 Bypass                            360        1,209         1,569            643
  11/13/96    Town East/Mesquite                             330        1,051         1,381            507
  11/14/96    Bossier City LA                                557        1,483         2,040            601
   12/5/96    Lake Forest/Bake Parkway                       972        2,760         3,732          1,167
  12/16/96    Cherry Hill/Old Cuthbert                       645        2,388         3,033          1,244
  12/16/96    Oklahoma City/SW 74th                          375        1,051         1,426            497
  12/16/96    Oklahoma City/S Santa Fe                       360        1,017         1,377            532
  12/16/96    Oklahoma City/S. May                           360        1,004         1,364            513
  12/16/96    Arlington/S. Watson Rd.                        930        2,924         3,854          1,473
  12/16/96    Richardson/E. Arapaho                        1,290        3,541         4,831          1,704
  12/23/96    Eagle Rock/Colorado                            444        1,139         1,583            429
  12/23/96    Upper Darby/Lansdowne                          899        2,554         3,453          1,267
  12/23/96    Plymouth Meeting /Chemical                   1,109        3,037         4,146          1,077
  12/23/96    Philadelphia/Byberry                         1,019        2,943         3,962          1,367
  12/23/96    Ft. Lauderdale/State Road                    1,199        3,340         4,539          1,617


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------

  12/23/96    Englewood/Costilla                              -        1,739           4,393           238                -
  12/23/96    Lilburn/Beaver Ruin Road                        -          600           1,515           217                -
  12/23/96    Carmichael/Fair Oaks                            -          809           2,045           300                -
  12/23/96    Portland/Division Street                        -          989           2,499           215                -
  12/23/96    Napa/Industrial                                 -          660           1,666           166                -
  12/23/96    Wheatridge/W. 44th Avenue                       -        1,439           3,636           207                -
  12/23/96    Las Vegas/Charleston                            -        1,049           2,651           250                -
  12/23/96    Las Vegas/South Arvill                          -          929           2,348           249                -
  12/23/96    Los Angeles/Santa Monica                        -        3,328           8,407           576                -
  12/23/96    Warren/Schoenherr Rd.                           -          749           1,894           229                -
  12/23/96    Portland/N.E. 71st Avenue                       -          869           2,196           292                -
  12/23/96    Broadview/S. 25th Avenue                        -        1,289           3,257           371                -
  12/23/96    Winter Springs/W. St. Rte 434                   -          689           1,742           179                -
  12/23/96    Tampa/15th Street                               -          420           1,060           361                -
  12/23/96    Pompano Beach/S. Dixie Hwy.                     -          930           2,292           427                -
  12/23/96    Overland Park/Mastin                            -          990           2,440         3,275                -
  12/23/96    Auburn/R Street                                 -          690           1,700           253                -
  12/23/96    Federal Heights/W. 48th Ave.                    -          720           1,774           293                -
  12/23/96    Decatur/Covington                               -          930           2,292           276                -
  12/23/96    Forest Park/Jonesboro Rd.                       -          540           1,331           299                -
  12/23/96    Mangonia Park/Australian Ave.                   -          840           2,070           185                -
  12/23/96    Whittier/Colima                                 -          540           1,331           152                -
  12/23/96    Kent/Pacific Hwy South                          -          930           2,292           221                -
  12/23/96    Topeka/8th Street                               -          150             370           407                -
  12/23/96    Denver East Evans                               -        1,740           4,288           296                -
  12/23/96    Pittsburgh/California Ave.                      -          630           1,552           124                -
  12/23/96    Ft. Lauderdale/Powerline                        -          660           1,626           391                -
  12/23/96    Philadelphia/Oxford                             -          900           2,218           289                -
  12/23/96    Dallas/Lemmon Ave.                              -        1,710           4,214           194                -
  12/23/96    Alsip/115th Street                              -          750           1,848         4,624                -
  12/23/96    Green Acres/Jog Road                            -          600           1,479           151                -
  12/23/96    Pompano Beach/Sample Road                       -        1,320           3,253           155                -
  12/23/96    Wyndmoor/Ivy Hill                               -        2,160           5,323           319                -
  12/23/96    W. Palm Beach/Belvedere                         -          960           2,366           252                -
  12/23/96    Renton  174th St.                               -          960           2,366           402                -
  12/23/96    Sacramento/Northgate                            -        1,021           2,647           193                -
  12/23/96    Phoenix/19th Avenue                             -          991           2,569           286                -
  12/23/96    Bedford Park/Cicero                             -        1,321           3,426           451                -
  12/23/96    Lake Worth/Lk Worth                             -        1,111           2,880           283                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

  12/23/96    Englewood/Costilla                             1,738        4,632         6,370          2,128
  12/23/96    Lilburn/Beaver Ruin Road                         599        1,733         2,332            848
  12/23/96    Carmichael/Fair Oaks                             809        2,345         3,154          1,125
  12/23/96    Portland/Division Street                         989        2,714         3,703          1,275
  12/23/96    Napa/Industrial                                  659        1,833         2,492            893
  12/23/96    Wheatridge/W. 44th Avenue                      1,438        3,844         5,282          1,814
  12/23/96    Las Vegas/Charleston                           1,049        2,901         3,950          1,351
  12/23/96    Las Vegas/South Arvill                           929        2,597         3,526          1,224
  12/23/96    Los Angeles/Santa Monica                       3,327        8,984        12,311          4,100
  12/23/96    Warren/Schoenherr Rd.                            749        2,123         2,872          1,029
  12/23/96    Portland/N.E. 71st Avenue                        869        2,488         3,357          1,240
  12/23/96    Broadview/S. 25th Avenue                       1,289        3,628         4,917          1,777
  12/23/96    Winter Springs/W. St. Rte 434                    689        1,921         2,610            922
  12/23/96    Tampa/15th Street                                420        1,421         1,841            773
  12/23/96    Pompano Beach/S. Dixie Hwy.                      930        2,719         3,649          1,395
  12/23/96    Overland Park/Mastin                           1,306        5,399         6,705          1,955
  12/23/96    Auburn/R Street                                  690        1,953         2,643            967
  12/23/96    Federal Heights/W. 48th Ave.                     720        2,067         2,787            957
  12/23/96    Decatur/Covington                                930        2,568         3,498          1,263
  12/23/96    Forest Park/Jonesboro Rd.                        540        1,630         2,170            786
  12/23/96    Mangonia Park/Australian Ave.                    840        2,255         3,095          1,092
  12/23/96    Whittier/Colima                                  540        1,483         2,023            696
  12/23/96    Kent/Pacific Hwy South                           930        2,513         3,443          1,204
  12/23/96    Topeka/8th Street                                150          777           927            371
  12/23/96    Denver East Evans                              1,739        4,585         6,324          2,139
  12/23/96    Pittsburgh/California Ave.                       630        1,676         2,306            809
  12/23/96    Ft. Lauderdale/Powerline                         660        2,017         2,677          1,057
  12/23/96    Philadelphia/Oxford                              900        2,507         3,407          1,181
  12/23/96    Dallas/Lemmon Ave.                             1,709        4,409         6,118          2,051
  12/23/96    Alsip/115th Street                               750        6,472         7,222          1,785
  12/23/96    Green Acres/Jog Road                             600        1,630         2,230            781
  12/23/96    Pompano Beach/Sample Road                      1,320        3,408         4,728          1,610
  12/23/96    Wyndmoor/Ivy Hill                              2,159        5,643         7,802          2,643
  12/23/96    W. Palm Beach/Belvedere                          960        2,618         3,578          1,270
  12/23/96    Renton  174th St.                                960        2,768         3,728          1,323
  12/23/96    Sacramento/Northgate                           1,021        2,840         3,861          1,340
  12/23/96    Phoenix/19th Avenue                              991        2,855         3,846          1,377
  12/23/96    Bedford Park/Cicero                            1,321        3,877         5,198          1,865
  12/23/96    Lake Worth/Lk Worth                            1,111        3,163         4,274          1,528


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

  12/23/96    Arlington/Algonquin                             -          991           2,569           897                -
  12/23/96    Seattle/15th Avenue                             -          781           2,024           288                -
  12/23/96    Southington/Spring                              -          811           2,102           343                -
  12/23/96    Clifton/Broad Street                            -        1,411           3,659           240                -
  12/23/96    Hillside/Glenwood                               -          563           4,051           441                -
  12/23/96    Nashville/Dickerson Pike                        -          990           2,440           243                -
  12/23/96    Madison/Gallatin Road                           -          780           1,922           435                -
  12/30/96    Concorde/Treat                                  -        1,396           3,258           330                -
  12/30/96    Virginia Beach                                  -          535           1,248           193                -
  12/30/96    San Mateo                                       -        2,408           5,619           269                -
   1/22/97    Austin, 1033 E. 41 Street                       -          257           3,633           122                -
   4/12/97    Annandale / Backlick                            -          955           2,229           390                -
   4/12/97    Ft. Worth / West Freeway                        -          667           1,556           329                -
   4/12/97    Campbell / S. Curtner                           -        2,550           5,950           791                -
   4/12/97    Aurora / S. Idalia                              -        1,002           2,338           654                -
   4/12/97    Santa Cruz / Capitola                           -        1,037           2,420           347                -
   4/12/97    Indianapolis / Lafayette Road                   -          682           1,590           644                -
   4/12/97    Indianapolis / Route 31                         -          619           1,444           521                -
   4/12/97    Farmingdale / Broad Hollow Rd.                  -        1,568           3,658           870                -
   4/12/97    Tyson's Corner / Springhill Rd.                 -        3,861           9,010         1,485                -
   4/12/97    Fountain Valley / Newhope                       -        1,137           2,653           406                -
   4/12/97    Dallas / Winsted                                -        1,375           3,209           528                -
   4/12/97    Columbia / Broad River Rd.                      -          121             282           173                -
   4/12/97    Livermore / S. Front Road                       -          876           2,044           207                -
   4/12/97    Garland / Plano                                 -          889           2,073           258                -
   4/12/97    San Jose / Story Road                           -        1,352           3,156           565                -
   4/12/97    Aurora / Abilene                                -        1,406           3,280           514                -
   4/12/97    Antioch / Sunset Drive                          -        1,035           2,416           293                -
   4/12/97    Rancho Cordova / Sunrise                        -        1,048           2,445           426                -
   4/12/97    Berlin / Wilbur Cross                           -          756           1,764           363                -
   4/12/97    Whittier / Whittier Blvd.                       -          648           1,513           207                -
   4/12/97    Peabody / Newbury Street                        -        1,159           2,704           630                -
   4/12/97    Denver / Blake                                  -          602           1,405           227                -
   4/12/97    Evansville / Green River Road                   -          470           1,096           213                -
   4/12/97    Burien / First Ave. So.                         -          792           1,847           279                -
   4/12/97    Rancho Cordova / Mather Field                   -          494           1,153           395                -
   4/12/97    Sugar Land / Eldridge                           -          705           1,644           291                -
   4/12/97    Columbus / Eastland Drive                       -          602           1,405           334                -
   4/12/97    Slickerville / Black Horse Pike                 -          539           1,258           254                -


                                                                Gross Carrying Amount
                                                                 At December 31, 2007
    Date                                                 -------------------------------------   Accumulated
  Acquired                 Description                     Land        Buildings       Total     Depreciation
-------------------------------------------------------------------------------------------------------------

  12/23/96    Arlington/Algonquin                            991        3,466         4,457          1,753
  12/23/96    Seattle/15th Avenue                            780        2,313         3,093          1,112
  12/23/96    Southington/Spring                             810        2,446         3,256          1,162
  12/23/96    Clifton/Broad Street                         1,411        3,899         5,310          1,830
  12/23/96    Hillside/Glenwood                              563        4,492         5,055          2,192
  12/23/96    Nashville/Dickerson Pike                       990        2,683         3,673          1,288
  12/23/96    Madison/Gallatin Road                          780        2,357         3,137          1,124
  12/30/96    Concorde/Treat                               1,396        3,588         4,984          1,667
  12/30/96    Virginia Beach                                 535        1,441         1,976            702
  12/30/96    San Mateo                                    2,408        5,888         8,296          2,698
   1/22/97    Austin, 1033 E. 41 Street                      257        3,755         4,012          1,675
   4/12/97    Annandale / Backlick                           955        2,619         3,574          1,216
   4/12/97    Ft. Worth / West Freeway                       667        1,885         2,552            844
   4/12/97    Campbell / S. Curtner                        2,549        6,742         9,291          2,972
   4/12/97    Aurora / S. Idalia                           1,002        2,992         3,994          1,418
   4/12/97    Santa Cruz / Capitola                        1,037        2,767         3,804          1,245
   4/12/97    Indianapolis / Lafayette Road                  681        2,235         2,916            953
   4/12/97    Indianapolis / Route 31                        618        1,966         2,584            896
   4/12/97    Farmingdale / Broad Hollow Rd.               1,567        4,529         6,096          2,036
   4/12/97    Tyson's Corner / Springhill Rd.              3,860       10,496        14,356          4,766
   4/12/97    Fountain Valley / Newhope                    1,137        3,059         4,196          1,348
   4/12/97    Dallas / Winsted                             1,375        3,737         5,112          1,692
   4/12/97    Columbia / Broad River Rd.                     121          455           576            260
   4/12/97    Livermore / S. Front Road                      876        2,251         3,127          1,011
   4/12/97    Garland / Plano                                888        2,332         3,220          1,067
   4/12/97    San Jose / Story Road                        1,352        3,721         5,073          1,659
   4/12/97    Aurora / Abilene                             1,405        3,795         5,200          1,742
   4/12/97    Antioch / Sunset Drive                       1,035        2,709         3,744          1,202
   4/12/97    Rancho Cordova / Sunrise                     1,048        2,871         3,919          1,371
   4/12/97    Berlin / Wilbur Cross                          756        2,127         2,883            986
   4/12/97    Whittier / Whittier Blvd.                      648        1,720         2,368            774
   4/12/97    Peabody / Newbury Street                     1,158        3,335         4,493          1,607
   4/12/97    Denver / Blake                                 602        1,632         2,234            763
   4/12/97    Evansville / Green River Road                  470        1,309         1,779            614
   4/12/97    Burien / First Ave. So.                        791        2,127         2,918            992
   4/12/97    Rancho Cordova / Mather Field                  494        1,548         2,042            694
   4/12/97    Sugar Land / Eldridge                          704        1,936         2,640            886
   4/12/97    Columbus / Eastland Drive                      602        1,739         2,341            853
   4/12/97    Slickerville / Black Horse Pike                539        1,512         2,051            735


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------

   4/12/97    Seattle / Aurora                                -        1,145           2,671           319                -
   4/12/97    Gaithersburg / Christopher Ave.                 -          972           2,268           432                -
   4/12/97    Manchester / Tolland Turnpike                   -          807           1,883           330                -
   6/25/97    L.A./Venice Blvd.                               -          523           1,221         1,862                -
   6/25/97    Kirkland-Totem                                  -        2,131           4,972           272                -
   6/25/97    Idianapolis                                     -          471           1,098           315                -
   6/25/97    Dallas                                          -          699           1,631            97                -
   6/25/97    Atlanta                                         -        1,183           2,761           174                -
   6/25/97    Bensalem                                        -        1,159           2,705           132                -
   6/25/97    Evansville                                      -          429           1,000            69                -
   6/25/97    Austin                                          -          813           1,897            96                -
   6/25/97    Harbor City                                     -        1,244           2,904           286                -
   6/25/97    Birmingham                                      -          539           1,258           140                -
   6/25/97    Sacramento                                      -          489           1,396           (61)               -
   6/25/97    Carrollton                                      -          441           1,029            53                -
   6/25/97    La Habra                                        -          822           1,918           176                -
   6/25/97    Lombard                                         -        1,527           3,564         1,774                -
   6/25/97    Fairfield                                       -          740           1,727           104                -
   6/25/97    Seattle                                         -        1,498           3,494         9,658                -
   6/25/97    Bellevue                                        -        1,653           3,858           230                -
   6/25/97    Citrus Heights                                  -          642           1,244           620                -
   6/25/97    San Jose                                        -        1,273           2,971            38                -
   6/25/97    Stanton                                         -          948           2,212            87                -
   6/25/97    Garland                                         -          486           1,135           106                -
   6/25/97    Westford                                        -          857           1,999           413                -
   6/25/97    Dallas                                          -        1,627           3,797           779                -
   6/25/97    Wheat Ridge                                     -        1,054           2,459           438                -
   6/25/97    Berlin                                          -          825           1,925         4,493                -
   6/25/97    Gretna                                          -        1,069           2,494           609                -
   6/25/97    Spring                                          -          461           1,077           263                -
   6/25/97    Sacramento                                      -          592           1,380         1,090                -
   6/25/97    Houston/South Dairyashford                      -          856           1,997           429                -
   6/25/97    Naperville                                      -        1,108           2,585           517                -
   6/25/97    Carrollton                                      -        1,158           2,702           673                -
   6/25/97    Waipahu                                         -        1,620           3,780           868                -
   6/25/97    Davis                                           -          628           1,465           236                -
   6/25/97    Decatur                                         -          951           2,220           436                -
   6/25/97    Jacksonville                                    -          653           1,525           364                -
   6/25/97    Chicoppe                                        -          663           1,546           465                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------

   4/12/97    Seattle / Aurora                              1,144        2,991         4,135          1,370
   4/12/97    Gaithersburg / Christopher Ave.                 972        2,700         3,672          1,223
   4/12/97    Manchester / Tolland Turnpike                   807        2,213         3,020            988
   6/25/97    L.A./Venice Blvd.                             1,044        2,562         3,606            919
   6/25/97    Kirkland-Totem                                2,130        5,245         7,375          2,402
   6/25/97    Idianapolis                                     471        1,413         1,884            626
   6/25/97    Dallas                                          699        1,728         2,427            786
   6/25/97    Atlanta                                       1,183        2,935         4,118          1,337
   6/25/97    Bensalem                                      1,159        2,837         3,996          1,281
   6/25/97    Evansville                                      400        1,098         1,498            517
   6/25/97    Austin                                          813        1,993         2,806            905
   6/25/97    Harbor City                                   1,244        3,190         4,434          1,534
   6/25/97    Birmingham                                      539        1,398         1,937            662
   6/25/97    Sacramento                                      489        1,335         1,824            578
   6/25/97    Carrollton                                      441        1,082         1,523            487
   6/25/97    La Habra                                        822        2,094         2,916            936
   6/25/97    Lombard                                       2,046        4,819         6,865          2,059
   6/25/97    Fairfield                                       740        1,831         2,571            827
   6/25/97    Seattle                                       1,447       13,203        14,650          2,764
   6/25/97    Bellevue                                      1,653        4,088         5,741          1,826
   6/25/97    Citrus Heights                                  642        1,864         2,506            927
   6/25/97    San Jose                                      1,273        3,009         4,282          1,325
   6/25/97    Stanton                                         947        2,300         3,247          1,030
   6/25/97    Garland                                         486        1,241         1,727            562
   6/25/97    Westford                                        857        2,412         3,269          1,073
   6/25/97    Dallas                                        1,627        4,576         6,203          2,081
   6/25/97    Wheat Ridge                                   1,053        2,898         3,951          1,291
   6/25/97    Berlin                                          504        6,739         7,243          1,361
   6/25/97    Gretna                                        1,069        3,103         4,172          1,525
   6/25/97    Spring                                          461        1,340         1,801            607
   6/25/97    Sacramento                                      720        2,342         3,062            980
   6/25/97    Houston/South Dairyashford                      856        2,426         3,282          1,081
   6/25/97    Naperville                                    1,108        3,102         4,210          1,373
   6/25/97    Carrollton                                    1,157        3,376         4,533          1,506
   6/25/97    Waipahu                                       1,619        4,649         6,268          2,032
   6/25/97    Davis                                           628        1,701         2,329            764
   6/25/97    Decatur                                         951        2,656         3,607          1,226
   6/25/97    Jacksonville                                    653        1,889         2,542            854
   6/25/97    Chicoppe                                        662        2,012         2,674            928


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   6/25/97    Alexandria                                      -        1,533           3,576           598                -
   6/25/97    Houston/Veterans Memorial Dr.                   -          458           1,070           250                -
   6/25/97    Los Angeles/Olympic                             -        4,392          10,247         1,366                -
   6/25/97    Littleton                                       -        1,340           3,126           654                -
   6/25/97    Metairie                                        -        1,229           2,868           258                -
   6/25/97    Louisville                                      -          717           1,672           358                -
   6/25/97    East Hazel Crest                                -          753           1,757         2,270                -
   6/25/97    Edmonds                                         -        1,187           2,770           444                -
   6/25/97    Foster City                                     -        1,064           2,483           383                -
   6/25/97    Chicago                                         -        1,160           2,708           552                -
   6/25/97    Philadelphia                                    -          924           2,155           420                -
   6/25/97    Dallas/Vilbig Rd.                               -          508           1,184           288                -
   6/25/97    Staten Island                                   -        1,676           3,910           615                -
   6/25/97    Pelham Manor                                    -        1,209           2,820           872                -
   6/25/97    Irving                                          -          469           1,093           224                -
   6/25/97    Elk Grove                                       -          642           1,497           320                -
   6/25/97    LAX                                             -        1,312           3,062           569                -
   6/25/97    Denver                                          -        1,316           3,071           756                -
   6/25/97    Plano                                           -        1,369           3,193           570                -
   6/25/97    Lynnwood                                        -          839           1,959           406                -
   6/25/97    Lilburn                                         -          507           1,182           437                -
   6/25/97    Parma                                           -          881           2,055           716                -
   6/25/97    Davie                                           -        1,086           2,533           696                -
   6/25/97    Allen Park                                      -          953           2,223           571                -
   6/25/97    Aurora                                          -          808           1,886           468                -
   6/25/97    San Diego/16th Street                           -          932           2,175           709                -
   6/25/97    Sterling Heights                                -          766           1,787           608                -
   6/25/97    East L.A./Boyle Heights                         -          957           2,232           552                -
   6/25/97    Springfield/Alban Station                       -        1,317           3,074           859                -
   6/25/97    Littleton                                       -          868           2,026           508                -
   6/25/97    Sacramento/57th Street                          -          869           2,029           556                -
   6/25/97    Miami                                           -        1,762           4,111         1,049                -
   8/13/97    Santa Monica / Wilshire Blvd.                   -        2,040           4,760           369                -
   10/1/97    Marietta /Austell Rd                            -          398           1,326           350              681
   10/1/97    Denver / Leetsdale                              -        1,407           1,682           322              952
   10/1/97    Baltimore / York Road                           -        1,538           1,952           770            1,125
   10/1/97    Bolingbrook                                     -          737           1,776           295              927
   10/1/97    Kent / Central                                  -          483           1,321           198              687
   10/1/97    Geneva / Roosevelt                              -          355           1,302           218              665


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

   6/25/97    Alexandria                                     1,532        4,175         5,707          1,838
   6/25/97    Houston/Veterans Memorial Dr.                    458        1,320         1,778            587
   6/25/97    Los Angeles/Olympic                            4,390       11,615        16,005          5,025
   6/25/97    Littleton                                      1,339        3,781         5,120          1,720
   6/25/97    Metairie                                       1,229        3,126         4,355          1,518
   6/25/97    Louisville                                       716        2,031         2,747            918
   6/25/97    East Hazel Crest                               1,213        3,567         4,780          1,831
   6/25/97    Edmonds                                        1,187        3,214         4,401          1,432
   6/25/97    Foster City                                    1,064        2,866         3,930          1,247
   6/25/97    Chicago                                        1,160        3,260         4,420          1,497
   6/25/97    Philadelphia                                     923        2,576         3,499          1,168
   6/25/97    Dallas/Vilbig Rd.                                507        1,473         1,980            664
   6/25/97    Staten Island                                  1,675        4,526         6,201          2,011
   6/25/97    Pelham Manor                                   1,208        3,693         4,901          1,741
   6/25/97    Irving                                           468        1,318         1,786            604
   6/25/97    Elk Grove                                        642        1,817         2,459            827
   6/25/97    LAX                                            1,312        3,631         4,943          1,660
   6/25/97    Denver                                         1,316        3,827         5,143          1,718
   6/25/97    Plano                                          1,368        3,764         5,132          1,650
   6/25/97    Lynnwood                                         839        2,365         3,204          1,072
   6/25/97    Lilburn                                          506        1,620         2,126            742
   6/25/97    Parma                                            880        2,772         3,652          1,243
   6/25/97    Davie                                          1,085        3,230         4,315          1,473
   6/25/97    Allen Park                                       953        2,794         3,747          1,266
   6/25/97    Aurora                                           808        2,354         3,162          1,059
   6/25/97    San Diego/16th Street                            932        2,884         3,816          1,328
   6/25/97    Sterling Heights                                 766        2,395         3,161          1,077
   6/25/97    East L.A./Boyle Heights                          956        2,785         3,741          1,229
   6/25/97    Springfield/Alban Station                      1,317        3,933         5,250          1,713
   6/25/97    Littleton                                        868        2,534         3,402          1,147
   6/25/97    Sacramento/57th Street                           869        2,585         3,454          1,149
   6/25/97    Miami                                          1,761        5,161         6,922          2,290
   8/13/97    Santa Monica / Wilshire Blvd.                  2,039        5,130         7,169          2,308
   10/1/97    Marietta /Austell Rd                             440        2,315         2,755            986
   10/1/97    Denver / Leetsdale                             1,554        2,809         4,363          1,241
   10/1/97    Baltimore / York Road                          1,699        3,686         5,385          1,629
   10/1/97    Bolingbrook                                      814        2,921         3,735          1,257
   10/1/97    Kent / Central                                   533        2,156         2,689            928
   10/1/97    Geneva / Roosevelt                               392        2,148         2,540            947


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------

   10/1/97    Denver / Sheridan                               -          429           1,105           324              587
   10/1/97    Mountlake Terrace                               -        1,017           1,783           259              950
   10/1/97    Carol Stream/ St.Charles                        -          185           1,187           275              591
   10/1/97    Marietta / Cobb Park                            -          420           1,131           344              619
   10/1/97    Venice / Rose                                   -        5,468           5,478           996            3,117
   10/1/97    Ventura / Ventura Blvd                          -          911           2,227           426            1,146
   10/1/97    Studio City/ Ventura                            -        2,421           1,610           196              995
   10/1/97    Madison Heights                                 -          428           1,686         3,192            1,014
   10/1/97    Lax / Imperial                                  -        1,662           2,079           223            1,159
   10/1/97    Justice / Industrial                            -          233           1,181           185              589
   10/1/97    Burbank / San Fernando                          -        1,825           2,210           316            1,223
   10/1/97    Pinole / Appian Way                             -          728           1,827           238              935
   10/1/97    Denver / Tamarac Park                           -        2,545           1,692           491            1,127
   10/1/97    Gresham / Powell                                -          322           1,298           284              646
   10/1/97    Warren / Mound Road                             -          268           1,025           228              528
   10/1/97    Woodside/Brooklyn                               -        5,016           3,950         1,028            3,195
   10/1/97    Enfield / Elm Street                            -          399           1,900           348              945
   10/1/97    Roselle / Lake Street                           -          312           1,411           238              710
   10/1/97    Milwaukee / Appleton                            -          324           1,385           287              706
   10/1/97    Emeryville / Bay St                             -        1,602           1,830           257            1,091
   10/1/97    Monterey / Del Rey                              -          257           1,048           233              563
   10/1/97    San Leandro / Washington                        -          660           1,142           193              653
   10/1/97    Boca Raton / N.W. 20                            -        1,140           2,256           515            1,198
   10/1/97    Washington Dc/So Capital                        -        1,437           4,489           528            2,274
   10/1/97    Lynn / Lynnway                                  -          463           3,059           484            1,513
   10/1/97    Pompano Beach                                   -        1,077           1,527           895              869
   10/1/97    Lake Oswego/ N.State                            -          465           1,956           287              972
   10/1/97    Daly City / Mission                             -          389           2,921           265            1,389
   10/1/97    Odenton / Route 175                             -          456           2,104           465            1,053
   10/1/97    Novato / Landing                                -        2,416           3,496           339            1,706
   10/1/97    St. Louis / Lindberg                            -          584           1,508           351              711
   10/1/97    Oakland/International                           -          358           1,568           262              700
   10/1/97    Stockton / March Lane                           -          663           1,398           258              657
   10/1/97    Des Plaines / Golf Rd                           -        1,363           3,093           276            1,118
   10/1/97    Morton Grove / Wauke                            -        2,658           3,232         6,313              822
   10/1/97    Los Angeles / Jefferson                         -        1,090           1,580           285              820
   10/1/97    Los Angeles / Martin                            -          869           1,152           133              717
   10/1/97    San Leandro / E. 14th                           -          627           1,289           148              608
   10/1/97    Tucson / Tanque Verde                           -          345           1,709           329              709


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

   10/1/97    Denver / Sheridan                                474        1,971         2,445            856
   10/1/97    Mountlake Terrace                              1,123        2,886         4,009          1,194
   10/1/97    Carol Stream/ St.Charles                         205        2,033         2,238            853
   10/1/97    Marietta / Cobb Park                             464        2,050         2,514            874
   10/1/97    Venice / Rose                                  6,041        9,018        15,059          3,503
   10/1/97    Ventura / Ventura Blvd                         1,006        3,704         4,710          1,553
   10/1/97    Studio City/ Ventura                           2,675        2,547         5,222          1,069
   10/1/97    Madison Heights                                  473        5,847         6,320          1,124
   10/1/97    Lax / Imperial                                 1,836        3,287         5,123          1,421
   10/1/97    Justice / Industrial                             258        1,930         2,188            827
   10/1/97    Burbank / San Fernando                         2,016        3,558         5,574          1,489
   10/1/97    Pinole / Appian Way                              804        2,924         3,728          1,242
   10/1/97    Denver / Tamarac Park                          2,811        3,044         5,855          1,386
   10/1/97    Gresham / Powell                                 356        2,194         2,550            869
   10/1/97    Warren / Mound Road                              296        1,753         2,049            712
   10/1/97    Woodside/Brooklyn                              5,541        7,648        13,189          2,726
   10/1/97    Enfield / Elm Street                             441        3,151         3,592          1,247
   10/1/97    Roselle / Lake Street                            344        2,327         2,671            971
   10/1/97    Milwaukee / Appleton                             357        2,345         2,702            971
   10/1/97    Emeryville / Bay St                            1,770        3,010         4,780          1,265
   10/1/97    Monterey / Del Rey                               284        1,817         2,101            701
   10/1/97    San Leandro / Washington                         729        1,919         2,648            782
   10/1/97    Boca Raton / N.W. 20                           1,259        3,850         5,109          1,454
   10/1/97    Washington Dc/So Capital                       1,588        7,140         8,728          2,566
   10/1/97    Lynn / Lynnway                                   511        5,008         5,519          1,990
   10/1/97    Pompano Beach                                  1,190        3,178         4,368          1,062
   10/1/97    Lake Oswego/ N.State                             514        3,166         3,680          1,195
   10/1/97    Daly City / Mission                              430        4,534         4,964          1,768
   10/1/97    Odenton / Route 175                              504        3,574         4,078          1,289
   10/1/97    Novato / Landing                               2,904        5,053         7,957          2,167
   10/1/97    St. Louis / Lindberg                             728        2,426         3,154          1,095
   10/1/97    Oakland/International                            475        2,413         2,888          1,016
   10/1/97    Stockton / March Lane                            811        2,165         2,976            907
   10/1/97    Des Plaines / Golf Rd                          1,630        4,220         5,850          1,831
   10/1/97    Morton Grove / Wauke                           3,110        9,915        13,025          2,792
   10/1/97    Los Angeles / Jefferson                        1,322        2,453         3,775            991
   10/1/97    Los Angeles / Martin                           1,066        1,805         2,871            716
   10/1/97    San Leandro / E. 14th                            774        1,898         2,672            777
   10/1/97    Tucson / Tanque Verde                            469        2,623         3,092          1,101


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------

   10/1/97    Randolph / Warren St                            -        2,330           1,914           554            1,332
   10/1/97    Forrestville / Penn.                            -        1,056           2,347           361            1,114
   10/1/97    Bridgeport                                      -        4,877           2,739           804            1,651
   10/1/97    North Hollywood/Vine                            -          906           2,379           235            1,211
   10/1/97    Santa Cruz / Portola                            -          535           1,526           190              761
   10/1/97    Hyde Park / River St                            -          626           1,748           484              665
   10/1/97    Dublin / San Ramon Rd                           -          942           1,999           235              803
   10/1/97    Vallejo / Humboldt                              -          473           1,651           201              757
   10/1/97    Fremont/Warm Springs                            -          848           2,885           282            1,105
   10/1/97    Seattle / Stone Way                             -          829           2,180           403            1,080
   10/1/97    W. Olympia                                      -          149           1,096           379              452
   10/1/97    Mercer/Parkside Ave                             -          359           1,763           296              962
   10/1/97    Bridge Water / Main                             -          445           2,054           353              811
   10/1/97    Norwalk / Hoyt Street                           -        2,369           3,049           619            1,391
   11/2/97    Lansing                                         -          758           1,768           (20)               -
   11/7/97    Phoenix                                         -        1,197           2,793           276                -
  11/13/97    Tinley Park                                     -        1,422           3,319           117                -
   3/17/98    Houston/De Soto Dr.                             -          659           1,537           210                -
   3/17/98    Houston / East Freeway                          -          593           1,384           323                -
   3/17/98    Austin/Ben White                                -          692           1,614           140                -
   3/17/98    Arlington/E.Pioneer                             -          922           2,152           273                -
   3/17/98    Las Vegas/Tropicana                             -        1,285           2,998           177                -
   3/17/98    Branford / Summit Place                         -          728           1,698           222                -
   3/17/98    Las Vegas / Charleston                          -          791           1,845           136                -
   3/17/98    So. San Francisco                               -        1,550           3,617           245                -
   3/17/98    Pasadena / Arroyo Prkwy                         -        3,005           7,012           655                -
   3/17/98    Tempe / E. Broadway                             -          633           1,476           365                -
   3/17/98    Phoenix / N. 43rd Ave                           -          443           1,033           388                -
   3/17/98    Phoenix/No. 43rd                                -          380             886           485                -
   3/17/98    Phoenix / Black Canyon                          -          380             886           259                -
   3/17/98    Phoenix/Black Canyon                            -          136             317           197                -
   3/17/98    Nesconset / Southern                            -        1,423           3,321           249                -
   4/1/98     St. Louis / Hwy. 141                            -          659           1,628         4,576                -
   4/1/98     Island Park / Austin                            -        2,313           3,015          (345)               -
   4/1/98     Akron / Brittain Rd.                            -          275           2,248          (127)               -
   4/1/98     Patchogue/W.Sunrise                             -          936           2,184           272                -
   4/1/98     Havertown/West Chester                          -        1,254           2,926           151                -
   4/1/98     Schiller Park/River                             -          568           1,390           153                -
   4/1/98     Chicago / Cuyler                                -        1,400           2,695           246                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------

   10/1/97    Randolph / Warren St                           2,718        3,412         6,130          1,248
   10/1/97    Forrestville / Penn.                           1,312        3,566         4,878          1,529
   10/1/97    Bridgeport                                     5,612        4,459        10,071          1,867
   10/1/97    North Hollywood/Vine                           1,166        3,565         4,731          1,416
   10/1/97    Santa Cruz / Portola                             689        2,323         3,012            941
   10/1/97    Hyde Park / River St                             759        2,764         3,523          1,106
   10/1/97    Dublin / San Ramon Rd                          1,118        2,861         3,979          1,179
   10/1/97    Vallejo / Humboldt                               620        2,462         3,082          1,006
   10/1/97    Fremont/Warm Springs                           1,072        4,048         5,120          1,655
   10/1/97    Seattle / Stone Way                            1,078        3,414         4,492          1,308
   10/1/97    W. Olympia                                       209        1,867         2,076            702
   10/1/97    Mercer/Parkside Ave                              503        2,877         3,380          1,106
   10/1/97    Bridge Water / Main                              576        3,087         3,663          1,203
   10/1/97    Norwalk / Hoyt Street                          2,793        4,635         7,428          1,939
   11/2/97    Lansing                                          730        1,776         2,506            787
   11/7/97    Phoenix                                        1,197        3,069         4,266          1,337
  11/13/97    Tinley Park                                    1,422        3,436         4,858          1,426
   3/17/98    Houston/De Soto Dr.                              659        1,747         2,406            753
   3/17/98    Houston / East Freeway                           593        1,707         2,300            751
   3/17/98    Austin/Ben White                                 682        1,764         2,446            721
   3/17/98    Arlington/E.Pioneer                              922        2,425         3,347          1,088
   3/17/98    Las Vegas/Tropicana                            1,285        3,175         4,460          1,348
   3/17/98    Branford / Summit Place                          727        1,921         2,648            830
   3/17/98    Las Vegas / Charleston                           791        1,981         2,772            843
   3/17/98    So. San Francisco                              1,549        3,863         5,412          1,566
   3/17/98    Pasadena / Arroyo Prkwy                        3,004        7,668        10,672          3,029
   3/17/98    Tempe / E. Broadway                              632        1,842         2,474            810
   3/17/98    Phoenix / N. 43rd Ave                            443        1,421         1,864            692
   3/17/98    Phoenix/No. 43rd                                 379        1,372         1,751            578
   3/17/98    Phoenix / Black Canyon                           379        1,146         1,525            523
   3/17/98    Phoenix/Black Canyon                             136          514           650            294
   3/17/98    Nesconset / Southern                           1,423        3,570         4,993          1,468
   4/1/98     St. Louis / Hwy. 141                           1,344        5,519         6,863          1,878
   4/1/98     Island Park / Austin                           1,373        3,610         4,983          1,414
   4/1/98     Akron / Brittain Rd.                             669        1,727         2,396            642
   4/1/98     Patchogue/W.Sunrise                              936        2,456         3,392          1,038
   4/1/98     Havertown/West Chester                         1,249        3,082         4,331          1,304
   4/1/98     Schiller Park/River                              568        1,543         2,111            671
   4/1/98     Chicago / Cuyler                               1,400        2,941         4,341          1,297


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   4/1/98     Chicago Heights/West                            -          468           1,804           182                -
   4/1/98     Arlington Hts/University                        -          670           3,004           170                -
   4/1/98     Cicero / Ogden                                  -        1,678           2,266           345                -
   4/1/98     Chicago/W. Howard St.                           -          974           2,875           396                -
   4/1/98     Chicago/N. Western Ave                          -        1,453           3,205           292                -
   4/1/98     Chicago/Northwest Hwy                           -          925           2,412           119                -
   4/1/98     Chicago/N. Wells St.                            -        1,446           2,828           160                -
   4/1/98     Chicago / Pulaski Rd.                           -        1,276           2,858           191                -
   4/1/98     Artesia / Artesia                               -          625           1,419           106                -
   4/1/98     Arcadia / Lower Azusa                           -          821           1,369           277                -
   4/1/98     Manassas / Centreville                          -          405           2,137           369                -
   4/1/98     La Downtwn/10 Fwy                               -        1,608           3,358           263                -
   4/1/98     Bellevue / Northup                              -        1,232           3,306           613                -
   4/1/98     Hollywood/Cole & Wilshire                       -        1,590           1,785           141                -
   4/1/98     Atlanta/John Wesley                             -        1,233           1,665           303                -
   4/1/98     Montebello/S. Maple                             -        1,274           2,299           135                -
   4/1/98     Lake City/Forest Park                           -          248           1,445           131                -
   4/1/98     Baltimore / W. Patap                            -          403           2,650           182                -
   4/1/98     Fraser/Groesbeck Hwy                            -          368           1,796           114                -
   4/1/98     Vallejo / Mini Drive                            -          560           1,803           107                -
   4/1/98     San Diego/54th & Euclid                         -          952           2,550           372                -
   4/1/98     Miami / 5th Street                              -        2,327           3,234           290                -
   4/1/98     Silver Spring/Hill                              -          922           2,080           205                -
   4/1/98     Chicago/E. 95th St.                             -          397           2,357           195                -
   4/1/98     Chicago / S. Harlem                             -          791           1,424           132                -
   4/1/98     St. Charles /Highway                            -          623           1,501           205                -
   4/1/98     Chicago/Burr Ridge Rd.                          -          421           2,165           324                -
   4/1/98     Yonkers / Route 9a                              -        1,722           3,823           346                -
   4/1/98     Silverlake/Glendale                             -        2,314           5,481           308                -
   4/1/98     Chicago/Harlem Ave                              -        1,430           3,038           301                -
   4/1/98     Bethesda / Butler Rd                            -        1,146           2,509            92                -
   4/1/98     Dundalk / Wise Ave                              -          447           2,005           182                -
   4/1/98     St. Louis / Hwy. 141                            -          659           1,628            73                -
   4/1/98     Island Park / Austin                            -        2,313           3,015           311                -
   4/1/98     Dallas / Kingsly                                -        1,095           1,712           162                -
   5/1/98     Berkeley / 2nd St.                              -        1,914           4,466            29                -
   5/8/98     Cleveland / W. 117th                            -          930           2,277           340                -
   5/8/98     La /Venice Blvd                                 -        1,470           3,599           151                -
   5/8/98     Aurora / Farnsworth                             -          960           2,350           111                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   4/1/98     Chicago Heights/West                             468        1,986         2,454            896
   4/1/98     Arlington Hts/University                         670        3,174         3,844          1,346
   4/1/98     Cicero / Ogden                                 1,677        2,612         4,289          1,255
   4/1/98     Chicago/W. Howard St.                            973        3,272         4,245          1,421
   4/1/98     Chicago/N. Western Ave                         1,453        3,497         4,950          1,513
   4/1/98     Chicago/Northwest Hwy                            925        2,531         3,456          1,073
   4/1/98     Chicago/N. Wells St.                           1,446        2,988         4,434          1,277
   4/1/98     Chicago / Pulaski Rd.                          1,276        3,049         4,325          1,278
   4/1/98     Artesia / Artesia                                625        1,525         2,150            755
   4/1/98     Arcadia / Lower Azusa                            821        1,646         2,467            845
   4/1/98     Manassas / Centreville                           405        2,506         2,911          1,272
   4/1/98     La Downtwn/10 Fwy                              1,607        3,622         5,229          1,808
   4/1/98     Bellevue / Northup                             1,231        3,920         5,151          1,916
   4/1/98     Hollywood/Cole & Wilshire                      1,590        1,926         3,516            944
   4/1/98     Atlanta/John Wesley                            1,233        1,968         3,201          1,022
   4/1/98     Montebello/S. Maple                            1,273        2,435         3,708          1,205
   4/1/98     Lake City/Forest Park                            248        1,576         1,824            789
   4/1/98     Baltimore / W. Patap                             402        2,833         3,235          1,392
   4/1/98     Fraser/Groesbeck Hwy                             368        1,910         2,278            923
   4/1/98     Vallejo / Mini Drive                             560        1,910         2,470            935
   4/1/98     San Diego/54th & Euclid                          952        2,922         3,874          1,468
   4/1/98     Miami / 5th Street                             2,327        3,524         5,851          1,789
   4/1/98     Silver Spring/Hill                               921        2,286         3,207          1,203
   4/1/98     Chicago/E. 95th St.                              397        2,552         2,949          1,354
   4/1/98     Chicago / S. Harlem                              791        1,556         2,347            819
   4/1/98     St. Charles /Highway                             623        1,706         2,329            914
   4/1/98     Chicago/Burr Ridge Rd.                           421        2,489         2,910          1,234
   4/1/98     Yonkers / Route 9a                             1,721        4,170         5,891          2,147
   4/1/98     Silverlake/Glendale                            2,313        5,790         8,103          2,955
   4/1/98     Chicago/Harlem Ave                             1,430        3,339         4,769          1,660
   4/1/98     Bethesda / Butler Rd                           1,146        2,601         3,747          1,301
   4/1/98     Dundalk / Wise Ave                               447        2,187         2,634          1,096
   4/1/98     St. Louis / Hwy. 141                             659        1,701         2,360            938
   4/1/98     Island Park / Austin                           2,313        3,326         5,639          1,773
   4/1/98     Dallas / Kingsly                               1,095        1,874         2,969            920
   5/1/98     Berkeley / 2nd St.                             1,836        4,573         6,409          1,903
   5/8/98     Cleveland / W. 117th                             930        2,617         3,547          1,108
   5/8/98     La /Venice Blvd                                1,470        3,750         5,220          1,505
   5/8/98     Aurora / Farnsworth                              960        2,461         3,421            996


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------
   5/8/98     Santa Rosa / Hopper                             -        1,020           2,497           201                -
   5/8/98     Golden Valley / Winn                            -          630           1,542           188                -
   5/8/98     St. Louis / Benham                              -          810           1,983           217                -
   5/8/98     Chicago / S. Chicago                            -          840           2,057           211                -
   10/1/98    El Segundo / Sepulveda                          -        6,586           5,795           329                -
   10/1/98    Atlanta / Memorial Dr.                          -          414           2,239           309                -
   10/1/98    Chicago / W. 79th St                            -          861           2,789           334                -
   10/1/98    Chicago / N. Broadway                           -        1,918           3,824           476                -
   10/1/98    Dallas / Greenville                             -        1,933           2,892           157                -
   10/1/98    Tacoma / Orchard                                -          358           1,987           207                -
   10/1/98    St. Louis / Gravois                             -          312           2,327           327                -
   10/1/98    White Bear Lake                                 -          578           2,079           224                -
   10/1/98    Santa Cruz / Soquel                             -          832           2,385           130                -
   10/1/98    Coon Rapids / Hwy 10                            -          330           1,646           125                -
   10/1/98    Oxnard / Hueneme Rd                             -          923           3,925           235                -
   10/1/98    Vancouver/ Millplain                            -          343           2,000           101                -
   10/1/98    Tigard / Mc Ewan                                -          597           1,652            89                -
   10/1/98    Griffith / Cline                                -          299           2,118           109                -
   10/1/98    Miami / Sunset Drive                            -        1,656           2,321         1,707                -
   10/1/98    Farmington / 9 Mile                             -          580           2,526           243                -
   10/1/98    Los Gatos / University                          -        2,234           3,890           276                -
   10/1/98    N. Hollywood                                    -        1,484           3,143            93                -
   10/1/98    Petaluma / Transport                            -          460           1,840         4,953                -
   10/1/98    Chicago / 111th                                 -          341           2,898         2,302                -
   10/1/98    Upper Darby / Market                            -          808           5,011           280                -
   10/1/98    San Jose / Santa                                -          966           3,870           117                -
   10/1/98    San Diego / Morena                              -        3,173           5,469           247                -
   10/1/98    Brooklyn /Rockaway Ave                          -        6,272           9,691           575                -
   10/1/98    Revere / Charger St                             -        1,997           3,727           548                -
   10/1/98    Las Vegas / E. Charles                          -          602           2,545           299                -
   10/1/98    Laurel / Baltimore Ave                          -        1,899           4,498           212                -
   10/1/98    East La/Figueroa & 4th                          -        1,213           2,689           148                -
   10/1/98    Oldsmar / Tampa Road                            -          760           2,154         2,843                -
   10/1/98    Ft. Lauderdale /S.W.                            -        1,046           2,928           315                -
   10/1/98    Miami / Nw 73rd St                              -        1,050           3,064           169                -
   12/9/98    Miami / Nw 115th Ave                            -        1,095           2,349         4,931                -
   1/1/99     New Orleans/St.Charles                          -        1,463           2,634          (330)               -
   1/6/99     Brandon / E. Brandon Blvd                       -        1,560           3,695            85                -
   3/12/99    St. Louis / N. Lindbergh Blvd.                  -        1,688           3,939           397                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   5/8/98     Santa Rosa / Hopper                             1,020        2,698         3,718          1,080
   5/8/98     Golden Valley / Winn                              630        1,730         2,360            727
   5/8/98     St. Louis / Benham                                810        2,200         3,010            922
   5/8/98     Chicago / S. Chicago                              840        2,268         3,108            901
   10/1/98    El Segundo / Sepulveda                          6,584        6,126        12,710          2,442
   10/1/98    Atlanta / Memorial Dr.                            414        2,548         2,962          1,082
   10/1/98    Chicago / W. 79th St                              861        3,123         3,984          1,354
   10/1/98    Chicago / N. Broadway                           1,917        4,301         6,218          1,707
   10/1/98    Dallas / Greenville                             1,933        3,049         4,982          1,224
   10/1/98    Tacoma / Orchard                                  358        2,194         2,552            881
   10/1/98    St. Louis / Gravois                               312        2,654         2,966          1,079
   10/1/98    White Bear Lake                                   578        2,303         2,881            963
   10/1/98    Santa Cruz / Soquel                               832        2,515         3,347          1,026
   10/1/98    Coon Rapids / Hwy 10                              330        1,771         2,101            734
   10/1/98    Oxnard / Hueneme Rd                               923        4,160         5,083          1,683
   10/1/98    Vancouver/ Millplain                              342        2,102         2,444            852
   10/1/98    Tigard / Mc Ewan                                  597        1,741         2,338            713
   10/1/98    Griffith / Cline                                  299        2,227         2,526            885
   10/1/98    Miami / Sunset Drive                            2,266        3,418         5,684          1,298
   10/1/98    Farmington / 9 Mile                               580        2,769         3,349          1,115
   10/1/98    Los Gatos / University                          2,234        4,166         6,400          1,630
   10/1/98    N. Hollywood                                    1,483        3,237         4,720          1,283
   10/1/98    Petaluma / Transport                              857        6,396         7,253          1,870
   10/1/98    Chicago / 111th                                   431        5,110         5,541          1,675
   10/1/98    Upper Darby / Market                              807        5,292         6,099          2,114
   10/1/98    San Jose / Santa                                  966        3,987         4,953          1,585
   10/1/98    San Diego / Morena                              3,172        5,717         8,889          2,251
   10/1/98    Brooklyn /Rockaway Ave                          6,270       10,268        16,538          4,200
   10/1/98    Revere / Charger St                             1,996        4,276         6,272          1,753
   10/1/98    Las Vegas / E. Charles                            602        2,844         3,446          1,213
   10/1/98    Laurel / Baltimore Ave                          1,898        4,711         6,609          1,903
   10/1/98    East La/Figueroa & 4th                          1,213        2,837         4,050          1,102
   10/1/98    Oldsmar / Tampa Road                            1,049        4,708         5,757          1,599
   10/1/98    Ft. Lauderdale /S.W.                            1,045        3,244         4,289          1,286
   10/1/98    Miami / Nw 73rd St                              1,049        3,234         4,283          1,309
   12/9/98    Miami / Nw 115th Ave                            1,185        7,190         8,375          1,343
   1/1/99     New Orleans/St.Charles                          1,039        2,728         3,767          1,114
   1/6/99     Brandon / E. Brandon Blvd                       1,560        3,780         5,340          1,287
   3/12/99    St. Louis / N. Lindbergh Blvd.                  1,687        4,337         6,024          1,740


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   3/12/99    St. Louis /Vandeventer Midtown                  -          699           1,631           429                -
   3/12/99    St. Ann / Maryland Heights                      -        1,035           2,414           346                -
   3/12/99    Florissant / N. Hwy 67                          -          971           2,265           276                -
   3/12/99    Ferguson Area-W.Florissant                      -        1,194           2,732           528                -
   3/12/99    Florissant / New Halls Ferry Rd                 -        1,144           2,670           531                -
   3/12/99    St. Louis / Airport                             -          785           1,833           266                -
   3/12/99    St. Louis/ S.Third St                           -        1,096           2,557           126                -
   3/12/99    Kansas City / E. 47th St.                       -          610           1,424           180                -
   3/12/99    Kansas City /E. 67th Terrace                    -        1,136           2,643           282                -
   3/12/99    Kansas City / James A. Reed Rd                  -          749           1,748           134                -
   3/12/99    Independence / 291                              -          871           2,032           158                -
   3/12/99    Raytown / Woodson Rd                            -          915           2,134           138                -
   3/12/99    Kansas City / 34th Main Street                  -          114           2,599           714                -
   3/12/99    Columbia / River Dr                             -          671           1,566           317                -
   3/12/99    Columbia / Buckner Rd                           -          714           1,665           368                -
   3/12/99    Columbia / Decker Park Rd                       -          605           1,412           128                -
   3/12/99    Columbia / Rosewood Dr                          -          777           1,814           122                -
   3/12/99    W. Columbia / Orchard Dr.                       -          272             634           225                -
   3/12/99    W. Columbia / Airport Blvd                      -          493           1,151           250                -
   3/12/99    Greenville / Whitehorse Rd                      -          882           2,058           256                -
   3/12/99    Greenville / Woods Lake Rd                      -          364             849           188                -
   3/12/99    Mauldin / N. Main Street                        -          571           1,333           267                -
   3/12/99    Simpsonville / Grand View Dr                    -          582           1,358           153                -
   3/12/99    Taylors / Wade Hampton Blvd                     -          650           1,517           173                -
   3/12/99    Charleston/Ashley Phosphate                     -          839           1,950           345                -
   3/12/99    N. Charleston / Dorchester Rd                   -          380             886           168                -
   3/12/99    N. Charleston / Dorchester                      -          487           1,137           240                -
   3/12/99    Charleston / Sam Rittenberg Blvd                -          555           1,296           154                -
   3/12/99    Hilton Head / Office Park Rd                    -        1,279           2,985           205                -
   3/12/99    Columbia / Plumbers Rd                          -          368             858           268                -
   3/12/99    Greenville / Pineknoll Rd                       -          927           2,163           239                -
   3/12/99    Hilton Head / Yacht Cove Dr                     -        1,182           2,753           334                -
   3/12/99    Spartanburg / Chesnee Hwy                       -          533           1,244           580                -
   3/12/99    Charleston / Ashley River Rd                    -        1,114           2,581           269                -
   3/12/99    Columbia / Broad River                          -        1,463           3,413           423                -
   3/12/99    Charlotte / East Wt Harris Blvd                 -          736           1,718           157                -
   3/12/99    Charlotte / North Tryon St.                     -          708           1,653           632                -
   3/12/99    Charlotte / South Blvd                          -          641           1,496           259                -
   3/12/99    Kannapolis / Oregon St                          -          463           1,081           204                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------
   3/12/99    St. Louis /Vandeventer Midtown                  699        2,060         2,759            748
   3/12/99    St. Ann / Maryland Heights                    1,034        2,761         3,795          1,094
   3/12/99    Florissant / N. Hwy 67                          970        2,542         3,512          1,041
   3/12/99    Ferguson Area-W.Florissant                    1,177        3,277         4,454          1,374
   3/12/99    Florissant / New Halls Ferry Rd               1,144        3,201         4,345          1,338
   3/12/99    St. Louis / Airport                             785        2,099         2,884            858
   3/12/99    St. Louis/ S.Third St                         1,096        2,683         3,779          1,011
   3/12/99    Kansas City / E. 47th St.                       610        1,604         2,214            661
   3/12/99    Kansas City /E. 67th Terrace                  1,134        2,927         4,061          1,080
   3/12/99    Kansas City / James A. Reed Rd                  749        1,882         2,631            715
   3/12/99    Independence / 291                              871        2,190         3,061            857
   3/12/99    Raytown / Woodson Rd                            914        2,273         3,187            864
   3/12/99    Kansas City / 34th Main Street                  114        3,313         3,427          1,404
   3/12/99    Columbia / River Dr                             671        1,883         2,554            762
   3/12/99    Columbia / Buckner Rd                           713        2,034         2,747            904
   3/12/99    Columbia / Decker Park Rd                       605        1,540         2,145            617
   3/12/99    Columbia / Rosewood Dr                          777        1,936         2,713            744
   3/12/99    W. Columbia / Orchard Dr.                       272          859         1,131            381
   3/12/99    W. Columbia / Airport Blvd                      493        1,401         1,894            545
   3/12/99    Greenville / Whitehorse Rd                      882        2,314         3,196            849
   3/12/99    Greenville / Woods Lake Rd                      364        1,037         1,401            414
   3/12/99    Mauldin / N. Main Street                        571        1,600         2,171            616
   3/12/99    Simpsonville / Grand View Dr                    573        1,520         2,093            605
   3/12/99    Taylors / Wade Hampton Blvd                     650        1,690         2,340            653
   3/12/99    Charleston/Ashley Phosphate                     823        2,311         3,134            891
   3/12/99    N. Charleston / Dorchester Rd                   379        1,055         1,434            431
   3/12/99    N. Charleston / Dorchester                      487        1,377         1,864            554
   3/12/99    Charleston / Sam Rittenberg Blvd                555        1,450         2,005            569
   3/12/99    Hilton Head / Office Park Rd                  1,279        3,190         4,469          1,201
   3/12/99    Columbia / Plumbers Rd                          368        1,126         1,494            436
   3/12/99    Greenville / Pineknoll Rd                       927        2,402         3,329            963
   3/12/99    Hilton Head / Yacht Cove Dr                   1,180        3,089         4,269          1,177
   3/12/99    Spartanburg / Chesnee Hwy                       533        1,824         2,357            789
   3/12/99    Charleston / Ashley River Rd                  1,108        2,856         3,964          1,091
   3/12/99    Columbia / Broad River                        1,462        3,837         5,299          1,481
   3/12/99    Charlotte / East Wt Harris Blvd                 736        1,875         2,611            729
   3/12/99    Charlotte / North Tryon St.                     708        2,285         2,993            932
   3/12/99    Charlotte / South Blvd                          641        1,755         2,396            683
   3/12/99    Kannapolis / Oregon St                          463        1,285         1,748            499


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   3/12/99    Durham / E. Club Blvd                           -          947           2,209            230                -
   3/12/99    Durham / N. Duke St.                            -          769           1,794            196                -
   3/12/99    Raleigh / Maitland Dr                           -          679           1,585            352                -
   3/12/99    Greensboro / O'henry Blvd                       -          577           1,345            465                -
   3/12/99    Gastonia / S. York Rd                           -          467           1,089            237                -
   3/12/99    Durham / Kangaroo Dr.                           -        1,102           2,572            552                -
   3/12/99    Pensacola / Brent Lane                          -          402             938            (61)               -
   3/12/99    Pensacola / Creighton Road                      -          454           1,060            137                -
   3/12/99    Jacksonville / Park Avenue                      -          905           2,113            192                -
   3/12/99    Jacksonville / Phillips Hwy                     -          665           1,545            303                -
   3/12/99    Clearwater / Highland Ave                       -          724           1,690            303                -
   3/12/99    Tarpon Springs / Us Highway 19                  -          892           2,081            315                -
   3/12/99    Orlando /S. Orange Blossom Trail                -        1,229           2,867            255                -
   3/12/99    Casselberry Ii                                  -        1,160           2,708            226                -
   3/12/99    Miami / Nw 14th Street                          -        1,739           4,058            223                -
   3/12/99    Tarpon Springs / Highway 19                     -        1,179           2,751            432                -
   3/12/99    Ft. Myers / Tamiami Trail South                 -          834           1,945           (228)               -
   3/12/99    Jacksonville / Ft. Caroline Rd.                 -        1,037           2,420            286                -
   3/12/99    Orlando / South Semoran                         -          565           1,319             87                -
   3/12/99    Jacksonville / Southside Blvd.                  -        1,278           2,982            356                -
   3/12/99    Miami / Nw 7th Ave                              -          783           1,827            178                -
   3/12/99    Vero Beach / Us Hwy 1                           -          678           1,583            149                -
   3/12/99    Ponte Vedra / Palm Valley Rd.                   -          745           2,749            767                -
   3/12/99    Miami Lakes / Nw 153rd St.                      -          425             992            180                -
   3/12/99    Deerfield Beach / Sw 10th St.                   -        1,844           4,302             97                -
   3/12/99    Apopka / S. Orange Blossom                      -          307             717            257                -
   3/12/99    Davie / University                              -          313           4,379            664                -
   3/12/99    Arlington / Division                            -          998           2,328            118                -
   3/12/99    Duncanville/S.Cedar Ridge                       -        1,477           3,447            287                -
   3/12/99    Carrollton / Trinity Mills West                 -          530           1,237            111                -
   3/12/99    Houston / Wallisville Rd.                       -          744           1,736            200                -
   3/12/99    Houston / Fondren South                         -          647           1,510            175                -
   3/12/99    Houston / Addicks Satsuma                       -          409             954            172                -
   3/12/99    Addison / Inwood Road                           -        1,204           2,808             73                -
   3/12/99    Garland / Jackson Drive                         -          755           1,761            109                -
   3/12/99    Garland / Buckingham Road                       -          492           1,149            130                -
   3/12/99    Houston / South Main                            -        1,461           3,409            235                -
   3/12/99    Plano / Parker Road-Avenue K                    -        1,517           3,539            226                -
   3/12/99    Houston / Bingle Road                           -          576           1,345            165                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   3/12/99    Durham / E. Club Blvd                             946        2,440         3,386            925
   3/12/99    Durham / N. Duke St.                              769        1,990         2,759            768
   3/12/99    Raleigh / Maitland Dr                             679        1,937         2,616            719
   3/12/99    Greensboro / O'henry Blvd                         576        1,811         2,387            727
   3/12/99    Gastonia / S. York Rd                             466        1,327         1,793            534
   3/12/99    Durham / Kangaroo Dr.                           1,102        3,124         4,226          1,250
   3/12/99    Pensacola / Brent Lane                            228        1,051         1,279            419
   3/12/99    Pensacola / Creighton Road                        454        1,197         1,651            534
   3/12/99    Jacksonville / Park Avenue                        905        2,305         3,210            895
   3/12/99    Jacksonville / Phillips Hwy                       663        1,850         2,513            760
   3/12/99    Clearwater / Highland Ave                         724        1,993         2,717            797
   3/12/99    Tarpon Springs / Us Highway 19                    892        2,396         3,288            925
   3/12/99    Orlando /S. Orange Blossom Trail                1,228        3,123         4,351          1,213
   3/12/99    Casselberry Ii                                  1,160        2,934         4,094          1,120
   3/12/99    Miami / Nw 14th Street                          1,739        4,281         6,020          1,612
   3/12/99    Tarpon Springs / Highway 19                     1,179        3,183         4,362          1,258
   3/12/99    Ft. Myers / Tamiami Trail South                   834        1,717         2,551            659
   3/12/99    Jacksonville / Ft. Caroline Rd.                 1,037        2,706         3,743          1,054
   3/12/99    Orlando / South Semoran                           565        1,406         1,971            528
   3/12/99    Jacksonville / Southside Blvd.                  1,278        3,338         4,616          1,326
   3/12/99    Miami / Nw 7th Ave                                783        2,005         2,788            808
   3/12/99    Vero Beach / Us Hwy 1                             678        1,732         2,410            682
   3/12/99    Ponte Vedra / Palm Valley Rd.                     745        3,516         4,261          1,345
   3/12/99    Miami Lakes / Nw 153rd St.                        425        1,172         1,597            424
   3/12/99    Deerfield Beach / Sw 10th St.                   1,843        4,400         6,243          1,623
   3/12/99    Apopka / S. Orange Blossom                        307          974         1,281            399
   3/12/99    Davie / University                                313        5,043         5,356          1,729
   3/12/99    Arlington / Division                              997        2,447         3,444            896
   3/12/99    Duncanville/S.Cedar Ridge                       1,477        3,734         5,211          1,450
   3/12/99    Carrollton / Trinity Mills West                   530        1,348         1,878            527
   3/12/99    Houston / Wallisville Rd.                         744        1,936         2,680            703
   3/12/99    Houston / Fondren South                           647        1,685         2,332            644
   3/12/99    Houston / Addicks Satsuma                         409        1,126         1,535            455
   3/12/99    Addison / Inwood Road                           1,203        2,882         4,085          1,058
   3/12/99    Garland / Jackson Drive                           754        1,871         2,625            697
   3/12/99    Garland / Buckingham Road                         492        1,279         1,771            518
   3/12/99    Houston / South Main                            1,460        3,645         5,105          1,359
   3/12/99    Plano / Parker Road-Avenue K                    1,516        3,766         5,282          1,411
   3/12/99    Houston / Bingle Road                             576        1,510         2,086            604


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   3/12/99    Houston / Mangum Road                           -          737           1,719           292                -
   3/12/99    Houston / Hayes Road                            -          916           2,138           129                -
   3/12/99    Katy / Dominion Drive                           -          995           2,321            66                -
   3/12/99    Houston / Fm 1960 West                          -          513           1,198           209                -
   3/12/99    Webster / Fm 528 Road                           -          756           1,764           119                -
   3/12/99    Houston / Loch Katrine Lane                     -          580           1,352           177                -
   3/12/99    Houston / Milwee St.                            -          779           1,815           256                -
   3/12/99    Lewisville / Highway 121                        -          688           1,605           204                -
   3/12/99    Richardson / Central Expressway                 -          465           1,085           124                -
   3/12/99    Houston / Hwy 6 South                           -          569           1,328           128                -
   3/12/99    Houston / Westheimer West                       -        1,075           2,508            70                -
   3/12/99    Ft. Worth / Granbury Road                       -          763           1,781           121                -
   3/12/99    Houston / New Castle                            -        2,346           5,473         1,301                -
   3/12/99    Dallas / Inwood Road                            -        1,478           3,448           132                -
   3/12/99    Fort Worth / Loop 820 North                     -          729           1,702           333                -
   3/12/99    Arlington / Cooper St                           -          779           1,818           155                -
   3/12/99    Webster / Highway 3                             -          677           1,580            77                -
   3/12/99    Augusta / Peach Orchard Rd                      -          860           2,007           322                -
   3/12/99    Martinez / Old Petersburg Rd                    -          407             950           246                -
   3/12/99    Jonesboro / Tara Blvd                           -          785           1,827           338                -
   3/12/99    Atlanta / Briarcliff Rd                         -        2,171           5,066           285                -
   3/12/99    Decatur / N Decatur Rd                          -          933           2,177           304                -
   3/12/99    Douglasville / Westmoreland                     -          453           1,056           225                -
   3/12/99    Doraville / Mcelroy Rd                          -          827           1,931           292                -
   3/12/99    Roswell / Alpharetta                            -        1,772           4,135           207                -
   3/12/99    Douglasville / Duralee Lane                     -          533           1,244           172                -
   3/12/99    Douglasville / Highway 5                        -          804           1,875           524                -
   3/12/99    Forest Park / Jonesboro                         -          659           1,537           205                -
   3/12/99    Marietta / Whitlock                             -        1,016           2,370           209                -
   3/12/99    Marietta / Cobb                                 -          727           1,696           498                -
   3/12/99    Norcross / Jones Mill Rd                        -        1,142           2,670           195                -
   3/12/99    Norcross / Dawson Blvd                          -        1,232           2,874           434                -
   3/12/99    Forest Park / Old Dixie Hwy                     -          895           2,070           500                -
   3/12/99    Decatur / Covington                             -        1,764           4,116           234                -
   3/12/99    Alpharetta / Maxwell Rd                         -        1,075           2,509           140                -
   3/12/99    Alpharetta / N. Main St                         -        1,240           2,893           118                -
   3/12/99    Atlanta / Bolton Rd                             -          866           2,019           211                -
   3/12/99    Riverdale / Georgia Hwy 85                      -        1,075           2,508           186                -
   3/12/99    Kennesaw / Rutledge Road                        -          803           1,874           417                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   3/12/99    Houston / Mangum Road                             737        2,011         2,748            816
   3/12/99    Houston / Hayes Road                              916        2,267         3,183            878
   3/12/99    Katy / Dominion Drive                             994        2,388         3,382            877
   3/12/99    Houston / Fm 1960 West                            513        1,407         1,920            556
   3/12/99    Webster / Fm 528 Road                             756        1,883         2,639            707
   3/12/99    Houston / Loch Katrine Lane                       579        1,530         2,109            581
   3/12/99    Houston / Milwee St.                              778        2,072         2,850            810
   3/12/99    Lewisville / Highway 121                          688        1,809         2,497            681
   3/12/99    Richardson / Central Expressway                   465        1,209         1,674            481
   3/12/99    Houston / Hwy 6 South                             569        1,456         2,025            534
   3/12/99    Houston / Westheimer West                       1,074        2,579         3,653            939
   3/12/99    Ft. Worth / Granbury Road                         763        1,902         2,665            691
   3/12/99    Houston / New Castle                            2,345        6,775         9,120          2,359
   3/12/99    Dallas / Inwood Road                            1,477        3,581         5,058          1,322
   3/12/99    Fort Worth / Loop 820 North                       729        2,035         2,764            740
   3/12/99    Arlington / Cooper St                             779        1,973         2,752            724
   3/12/99    Webster / Highway 3                               677        1,657         2,334            630
   3/12/99    Augusta / Peach Orchard Rd                        860        2,329         3,189          1,004
   3/12/99    Martinez / Old Petersburg Rd                      407        1,196         1,603            496
   3/12/99    Jonesboro / Tara Blvd                             783        2,167         2,950            908
   3/12/99    Atlanta / Briarcliff Rd                         2,170        5,352         7,522          2,046
   3/12/99    Decatur / N Decatur Rd                            933        2,481         3,414            977
   3/12/99    Douglasville / Westmoreland                       452        1,282         1,734            576
   3/12/99    Doraville / Mcelroy Rd                            827        2,223         3,050            924
   3/12/99    Roswell / Alpharetta                            1,772        4,342         6,114          1,644
   3/12/99    Douglasville / Duralee Lane                       533        1,416         1,949            581
   3/12/99    Douglasville / Highway 5                          803        2,400         3,203          1,121
   3/12/99    Forest Park / Jonesboro                           658        1,743         2,401            732
   3/12/99    Marietta / Whitlock                             1,015        2,580         3,595          1,014
   3/12/99    Marietta / Cobb                                   727        2,194         2,921            933
   3/12/99    Norcross / Jones Mill Rd                        1,142        2,865         4,007          1,123
   3/12/99    Norcross / Dawson Blvd                          1,231        3,309         4,540          1,333
   3/12/99    Forest Park / Old Dixie Hwy                       889        2,576         3,465          1,067
   3/12/99    Decatur / Covington                             1,763        4,351         6,114          1,620
   3/12/99    Alpharetta / Maxwell Rd                         1,075        2,649         3,724          1,003
   3/12/99    Alpharetta / N. Main St                         1,240        3,011         4,251          1,123
   3/12/99    Atlanta / Bolton Rd                               865        2,231         3,096            882
   3/12/99    Riverdale / Georgia Hwy 85                      1,074        2,695         3,769          1,031
   3/12/99    Kennesaw / Rutledge Road                          803        2,291         3,094            945


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   3/12/99    Lawrenceville / Buford Dr.                      -          256             597            97                -
   3/12/99    Hanover Park / W. Lake Street                   -        1,320           3,081           208                -
   3/12/99    Chicago / W. Jarvis Ave                         -          313             731            93                -
   3/12/99    Chicago / N. Broadway St                        -          535           1,249           319                -
   3/12/99    Carol Stream / Phillips Court                   -          829           1,780           126                -
   3/12/99    Winfield / Roosevelt Road                       -        1,109           2,587           315                -
   3/12/99    Schaumburg / S. Roselle Road                    -          659           1,537           109                -
   3/12/99    Tinley Park / Brennan Hwy                       -          771           1,799           233                -
   3/12/99    Schaumburg / Palmer Drive                       -        1,333           3,111           475                -
   3/12/99    Mobile / Hillcrest Road                         -          554           1,293           179                -
   3/12/99    Mobile / Azalea Road                            -          517           1,206           262                -
   3/12/99    Mobile / Moffat Road                            -          537           1,254           297                -
   3/12/99    Mobile / Grelot Road                            -          804           1,877           214                -
   3/12/99    Mobile / Government Blvd                        -          407             950           300                -
   3/12/99    New Orleans / Tchoupitoulas                     -        1,092           2,548           428                -
   3/12/99    Louisville / Breckenridge Lane                  -          581           1,356           111                -
   3/12/99    Louisville                                      -          554           1,292           188                -
   3/12/99    Louisville / Poplar Level                       -          463           1,080           167                -
   3/12/99    Chesapeake / Western Branch                     -        1,274           2,973           256                -
   3/12/99    Centreville / Lee Hwy                           -        1,650           3,851           213                -
   3/12/99    Sterling / S. Sterling Blvd                     -        1,282           2,992           203                -
   3/12/99    Manassas / Sudley Road                          -          776           1,810           230                -
   3/12/99    Longmont / Wedgewood Ave                        -          717           1,673           110                -
   3/12/99    Fort Collins / So.College Ave                   -          745           1,739           224                -
   3/12/99    Colo Sprngs / Parkmoor Village                  -          620           1,446           271                -
   3/12/99    Colo Sprngs / Van Teylingen                     -        1,216           2,837           195                -
   3/12/99    Denver / So. Clinton St.                        -          462           1,609           159                -
   3/12/99    Denver / Washington St.                         -          795           1,846           462                -
   3/12/99    Colo Sprngs / Centennial Blvd                   -        1,352           3,155            97                -
   3/12/99    Colo Sprngs / Astrozon Court                    -          810           1,889           305                -
   3/12/99    Arvada / 64th Ave                               -          671           1,566           111                -
   3/12/99    Golden / Simms Street                           -          918           2,143           379                -
   3/12/99    Lawrence / Haskell Ave                          -          636           1,484           192                -
   3/12/99    Overland Park / Hemlock St                      -        1,168           2,725           175                -
   3/12/99    Lenexa / Long St.                               -          720           1,644            74                -
   3/12/99    Shawnee / Hedge Lane Terrace                    -          570           1,331           158                -
   3/12/99    Mission / Foxridge Dr                           -        1,657           3,864           206                -
   3/12/99    Milwaukee / W. Dean Road                        -        1,362           3,163           592                -
   3/12/99    Columbus / Morse Road                           -        1,415           3,302           996                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   3/12/99    Lawrenceville / Buford Dr.                        256          694           950            290
   3/12/99    Hanover Park / W. Lake Street                   1,320        3,289         4,609          1,244
   3/12/99    Chicago / W. Jarvis Ave                           313          824         1,137            336
   3/12/99    Chicago / N. Broadway St                          535        1,568         2,103            691
   3/12/99    Carol Stream / Phillips Court                     782        1,953         2,735            717
   3/12/99    Winfield / Roosevelt Road                       1,108        2,903         4,011          1,075
   3/12/99    Schaumburg / S. Roselle Road                      659        1,646         2,305            639
   3/12/99    Tinley Park / Brennan Hwy                         771        2,032         2,803            802
   3/12/99    Schaumburg / Palmer Drive                       1,333        3,586         4,919          1,316
   3/12/99    Mobile / Hillcrest Road                           554        1,472         2,026            606
   3/12/99    Mobile / Azalea Road                              517        1,468         1,985            607
   3/12/99    Mobile / Moffat Road                              537        1,551         2,088            592
   3/12/99    Mobile / Grelot Road                              804        2,091         2,895            821
   3/12/99    Mobile / Government Blvd                          407        1,250         1,657            469
   3/12/99    New Orleans / Tchoupitoulas                     1,092        2,976         4,068          1,179
   3/12/99    Louisville / Breckenridge Lane                    581        1,467         2,048            569
   3/12/99    Louisville                                        553        1,481         2,034            588
   3/12/99    Louisville / Poplar Level                         463        1,247         1,710            530
   3/12/99    Chesapeake / Western Branch                     1,274        3,229         4,503          1,238
   3/12/99    Centreville / Lee Hwy                           1,635        4,079         5,714          2,023
   3/12/99    Sterling / S. Sterling Blvd                     1,270        3,207         4,477          1,233
   3/12/99    Manassas / Sudley Road                            776        2,040         2,816            835
   3/12/99    Longmont / Wedgewood Ave                          717        1,783         2,500            673
   3/12/99    Fort Collins / So.College Ave                     745        1,963         2,708            754
   3/12/99    Colo Sprngs / Parkmoor Village                    620        1,717         2,337            678
   3/12/99    Colo Sprngs / Van Teylingen                     1,215        3,033         4,248          1,174
   3/12/99    Denver / So. Clinton St.                          462        1,768         2,230            645
   3/12/99    Denver / Washington St.                           792        2,311         3,103            905
   3/12/99    Colo Sprngs / Centennial Blvd                   1,352        3,252         4,604          1,205
   3/12/99    Colo Sprngs / Astrozon Court                      809        2,195         3,004            844
   3/12/99    Arvada / 64th Ave                                 671        1,677         2,348            646
   3/12/99    Golden / Simms Street                             918        2,522         3,440          1,056
   3/12/99    Lawrence / Haskell Ave                            636        1,676         2,312            666
   3/12/99    Overland Park / Hemlock St                      1,168        2,900         4,068          1,089
   3/12/99    Lenexa / Long St.                                 709        1,729         2,438            632
   3/12/99    Shawnee / Hedge Lane Terrace                      570        1,489         2,059            597
   3/12/99    Mission / Foxridge Dr                           1,656        4,071         5,727          1,541
   3/12/99    Milwaukee / W. Dean Road                        1,357        3,760         5,117          1,588
   3/12/99    Columbus / Morse Road                           1,415        4,298         5,713          1,753


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   3/12/99    Milford / Branch Hill                           -          527           1,229          2,418                -
   3/12/99    Fairfield / Dixie                               -          519           1,211            112                -
   3/12/99    Cincinnati / Western Hills                      -          758           1,769            232                -
   3/12/99    Austin / N. Mopac Expressway                    -          865           2,791             94                -
   3/12/99    Atlanta / Dunwoody Place                        -        1,410           3,296            328                -
   3/12/99    Kennedale/Bowman Sprgs                          -          425             991             97                -
   3/12/99    Colo Sprngs/N.Powers                            -        1,124           2,622            348                -
   3/12/99    St. Louis/S. Third St                           -          206             480             28                -
   3/12/99    Orlando / L.B. Mcleod Road                      -          521           1,217            201                -
   3/12/99    Jacksonville / Roosevelt Blvd.                  -          851           1,986            396                -
   3/12/99    Miami-Kendall / Sw 84th Street                  -          935           2,180            231                -
   3/12/99    North Miami Beach / 69th St                     -        1,594           3,720            499                -
   3/12/99    Miami Beach / Dade Blvd                         -          962           2,245            338                -
   3/12/99    Chicago / N. Natchez Ave                        -        1,684           3,930            335                -
   3/12/99    Chicago / W. Cermak Road                        -        1,294           3,019            847                -
   3/12/99    Kansas City / State Ave                         -          645           1,505            313                -
   3/12/99    Lenexa / Santa Fe Trail Road                    -          713           1,663            186                -
   3/12/99    Waukesha / Foster Court                         -          765           1,785            169                -
   3/12/99    River Grove / N. 5th Ave.                       -        1,094           2,552             41                -
   3/12/99    St. Charles / E. Main St.                       -          951           2,220           (269)               -
   3/12/99    Chicago / West 47th St.                         -          705           1,645            106                -
   3/12/99    Carol Stream / S. Main Place                    -        1,320           3,079            328                -
   3/12/99    Carpentersville /N. Western Ave                 -          911           2,120            156                -
   3/12/99    Elgin / E. Chicago St.                          -          570           2,163            109                -
   3/12/99    Elgin / Big Timber Road                         -        1,347           3,253            359                -
   3/12/99    Chicago / S. Pulaski Road                       -          458           2,118            322                -
   3/12/99    Aurora / Business 30                            -          900           2,097            211                -
   3/12/99    Streamwood / Old Church Road                    -          855           1,991             87                -
   3/12/99    Mt. Prospect / Central Road                     -          802           1,847            532                -
   3/12/99    Geneva / Gary Ave                               -        1,072           2,501            195                -
   3/12/99    Naperville / Lasalle Ave                        -        1,501           3,502            126                -
   3/31/99    Forest Park                                     -          270           3,378          4,391                -
   4/1/99     Fresno                                          -           44             206           (226)             804
   5/1/99     Stockton                                        -          151             402           (159)           2,017
   6/30/99    Winter Park/N. Semor                            -          342             638            412              728
   6/30/99    N. Richland Hills                               -          455             769            328              832
   6/30/99    Rolling Meadows/Lois                            -          441             849            416              898
   6/30/99    Gresham/Burnside                                -          354             544            221              627
   6/30/99    Jacksonville/University                         -          211             741            270              700


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   3/12/99    Milford / Branch Hill                             527        3,647         4,174          1,124
   3/12/99    Fairfield / Dixie                                 519        1,323         1,842            522
   3/12/99    Cincinnati / Western Hills                        758        2,001         2,759            828
   3/12/99    Austin / N. Mopac Expressway                      865        2,885         3,750          1,000
   3/12/99    Atlanta / Dunwoody Place                        1,390        3,644         5,034          1,380
   3/12/99    Kennedale/Bowman Sprgs                            425        1,088         1,513            423
   3/12/99    Colo Sprngs/N.Powers                            1,123        2,971         4,094          1,155
   3/12/99    St. Louis/S. Third St                             206          508           714            183
   3/12/99    Orlando / L.B. Mcleod Road                        521        1,418         1,939            523
   3/12/99    Jacksonville / Roosevelt Blvd.                    851        2,382         3,233          1,009
   3/12/99    Miami-Kendall / Sw 84th Street                    934        2,412         3,346            948
   3/12/99    North Miami Beach / 69th St                     1,594        4,219         5,813          1,544
   3/12/99    Miami Beach / Dade Blvd                           962        2,583         3,545          1,085
   3/12/99    Chicago / N. Natchez Ave                        1,684        4,265         5,949          1,613
   3/12/99    Chicago / W. Cermak Road                        1,293        3,867         5,160          1,647
   3/12/99    Kansas City / State Ave                           645        1,818         2,463            739
   3/12/99    Lenexa / Santa Fe Trail Road                      712        1,850         2,562            746
   3/12/99    Waukesha / Foster Court                           765        1,954         2,719            776
   3/12/99    River Grove / N. 5th Ave.                       1,034        2,653         3,687          1,231
   3/12/99    St. Charles / E. Main St.                         801        2,101         2,902          1,026
   3/12/99    Chicago / West 47th St.                           705        1,751         2,456            656
   3/12/99    Carol Stream / S. Main Place                    1,319        3,408         4,727          1,324
   3/12/99    Carpentersville /N. Western Ave                   909        2,278         3,187            888
   3/12/99    Elgin / E. Chicago St.                            570        2,272         2,842            836
   3/12/99    Elgin / Big Timber Road                         1,347        3,612         4,959          1,411
   3/12/99    Chicago / S. Pulaski Road                         458        2,440         2,898            883
   3/12/99    Aurora / Business 30                              899        2,309         3,208            900
   3/12/99    Streamwood / Old Church Road                      853        2,080         2,933            774
   3/12/99    Mt. Prospect / Central Road                       795        2,386         3,181            934
   3/12/99    Geneva / Gary Ave                               1,072        2,696         3,768            983
   3/12/99    Naperville / Lasalle Ave                        1,500        3,629         5,129          1,357
   3/31/99    Forest Park                                       270        7,769         8,039          2,921
   4/1/99     Fresno                                            193          635           828            254
   5/1/99     Stockton                                          590        1,821         2,411            661
   6/30/99    Winter Park/N. Semor                              427        1,693         2,120            517
   6/30/99    N. Richland Hills                                 568        1,816         2,384            641
   6/30/99    Rolling Meadows/Lois                              551        2,053         2,604            739
   6/30/99    Gresham/Burnside                                  441        1,305         1,746            442
   6/30/99    Jacksonville/University                           263        1,659         1,922            615


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   6/30/99    Irving/W. Airport                               -          419             960           249              857
   6/30/99    Houston/Highway 6 So.                           -          751           1,006         1,033            1,057
   6/30/99    Concord/Arnold                                  -          827           1,553           583            1,874
   6/30/99    Rockville/Gude Drive                            -          602             768           399              880
   6/30/99    Bradenton/Cortez Road                           -          476             885           450              906
   6/30/99    San Antonio/Nw Loop                             -          511             786           269              855
   6/30/99    Anaheim / La Palma                              -        1,378             851           273            1,221
   6/30/99    Spring Valley/Sweetwater                        -          271             380         5,057              416
   6/30/99    Ft. Myers/Tamiami                               -          948             962           391            1,208
   6/30/99    Littleton/Centennial                            -          421             804           334              812
   6/30/99    Newark/Cedar Blvd                               -          729             971           474            1,067
   6/30/99    Falls Church/Columbia                           -          901             975           332            1,141
   6/30/99    Fairfax / Lee Highway                           -          586           1,078           397            1,106
   6/30/99    Wheat Ridge / W. 44th                           -          480             789           297              831
   6/30/99    Huntington Bch/Gotham                           -          952             890           363            1,130
   6/30/99    Fort Worth/McCart                               -          372             942           219              703
   6/30/99    San Diego/Clairemont                            -        1,601           2,035           454            2,034
   6/30/99    Houston/Millridge N.                            -        1,160           1,983           455            2,433
   6/30/99    Woodbridge/Jefferson                            -          840           1,689           348            1,446
   6/30/99    Mountainside                                    -        1,260           1,237         2,642            1,523
   6/30/99    Woodbridge / Davis                              -        1,796           1,623           668            1,996
   6/30/99    Huntington Beach                                -        1,026           1,437           171            1,450
   6/30/99    Edison / Old Post Rd                            -          498           1,267           342            1,175
   6/30/99    Northridge/Parthenia                            -        1,848           1,486           295            1,839
   6/30/99    Brick Township/Brick                            -          590           1,431           316            1,364
   6/30/99    Stone Mountain/Rock                             -        1,233             288           356              852
   6/30/99    Hyattsville                                     -          768           2,186           313            1,919
   6/30/99    Union City / Alvarado                           -          992           1,776           264            1,690
   6/30/99    Oak Park / Greenfield                           -          621           1,735           272            1,490
   6/30/99    Tujunga/Foothill Blvd                           -        1,746           2,383           283            2,370
   7/1/99     Pantego/W. Pioneer Pkwy                         -          432           1,228            68                -
   7/1/99     Nashville/Lafayette St                          -          486           1,135           258                -
   7/1/99     Nashville/Metroplex Dr                          -          380             886           245                -
   7/1/99     Madison / Myatt Dr                              -          441           1,028           115                -
   7/1/99     Hixson / Highway 153                            -          488           1,138           281                -
   7/1/99     Hixson / Gadd Rd                                -          207             484           440                -
   7/1/99     Red Bank / Harding Rd                           -          452           1,056           326                -
   7/1/99     Nashville/Welshwood Dr                          -          934           2,179           308                -
   7/1/99     Madison/Williams Ave                            -        1,318           3,076           863                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   6/30/99    Irving/W. Airport                                524        1,961         2,485            670
   6/30/99    Houston/Highway 6 So.                            936        2,911         3,847          1,108
   6/30/99    Concord/Arnold                                 1,031        3,806         4,837          1,430
   6/30/99    Rockville/Gude Drive                             751        1,898         2,649            707
   6/30/99    Bradenton/Cortez Road                            588        2,129         2,717            817
   6/30/99    San Antonio/Nw Loop                              638        1,783         2,421            597
   6/30/99    Anaheim / La Palma                             1,720        2,003         3,723            649
   6/30/99    Spring Valley/Sweetwater                         356        5,768         6,124            950
   6/30/99    Ft. Myers/Tamiami                              1,184        2,325         3,509            812
   6/30/99    Littleton/Centennial                             526        1,845         2,371            699
   6/30/99    Newark/Cedar Blvd                                910        2,331         3,241            826
   6/30/99    Falls Church/Columbia                          1,126        2,223         3,349            816
   6/30/99    Fairfax / Lee Highway                            732        2,435         3,167            895
   6/30/99    Wheat Ridge / W. 44th                            599        1,798         2,397            683
   6/30/99    Huntington Bch/Gotham                          1,189        2,146         3,335            787
   6/30/99    Fort Worth/McCart                                464        1,772         2,236            466
   6/30/99    San Diego/Clairemont                           1,999        4,125         6,124          1,446
   6/30/99    Houston/Millridge N.                           1,449        4,582         6,031          1,537
   6/30/99    Woodbridge/Jefferson                           1,048        3,275         4,323            905
   6/30/99    Mountainside                                   1,594        5,068         6,662          1,063
   6/30/99    Woodbridge / Davis                             2,243        3,840         6,083          1,423
   6/30/99    Huntington Beach                               1,282        2,802         4,084            951
   6/30/99    Edison / Old Post Rd                             621        2,661         3,282            964
   6/30/99    Northridge/Parthenia                           2,307        3,161         5,468          1,008
   6/30/99    Brick Township/Brick                             736        2,965         3,701            969
   6/30/99    Stone Mountain/Rock                            1,540        1,189         2,729            384
   6/30/99    Hyattsville                                      959        4,227         5,186          1,437
   6/30/99    Union City / Alvarado                          1,239        3,483         4,722          1,143
   6/30/99    Oak Park / Greenfield                            774        3,344         4,118          1,143
   6/30/99    Tujunga/Foothill Blvd                          2,180        4,602         6,782          1,448
   7/1/99     Pantego/W. Pioneer Pkwy                          432        1,296         1,728            336
   7/1/99     Nashville/Lafayette St                           486        1,393         1,879            588
   7/1/99     Nashville/Metroplex Dr                           379        1,132         1,511            470
   7/1/99     Madison / Myatt Dr                               441        1,143         1,584            461
   7/1/99     Hixson / Highway 153                             487        1,420         1,907            619
   7/1/99     Hixson / Gadd Rd                                 207          924         1,131            465
   7/1/99     Red Bank / Harding Rd                            452        1,382         1,834            586
   7/1/99     Nashville/Welshwood Dr                           934        2,487         3,421            972
   7/1/99     Madison/Williams Ave                           1,318        3,939         5,257          1,572


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   7/1/99     Nashville/Mcnally Dr                            -          884           2,062           565                -
   7/1/99     Hermitage/Central Ct                            -          646           1,508           198                -
   7/1/99     Antioch/Cane Ridge Rd                           -          353             823           206                -
   9/1/99     Charlotte / Ashley Road                         -          664           1,551           159                -
   9/1/99     Raleigh / Capital Blvd                          -          927           2,166           308                -
   9/1/99     Charlotte / South Blvd.                         -          734           1,715            62                -
   9/1/99     Greensboro/W.Market St.                         -          603           1,409            72                -
   10/8/99    Belmont / O'neill Ave                           -          869           4,659           167                -
  10/11/99    Matthews                                        -          937           3,165           285            1,665
  11/15/99    Poplar, Memphis                                 -        1,631           3,093           321            2,201
  12/17/99    Dallas / Swiss Ave                              -        1,862           4,344           226                -
  12/30/99    Oak Park/Greenfield Rd                          -        1,184           3,685           (53)               -
  12/30/99    Santa Anna                                      -        2,657           3,293           468            3,083
   1/21/00    Hanover Park                                    -          262           3,104            76                -
   1/25/00    Memphis / N.Germantwn Pkwy                      -          884           3,024           194            1,237
   1/31/00    Rowland Heights/Walnut                          -          681           1,589           115                -
   2/8/00     Lewisville / Justin Rd                          -          529           2,919         2,683            1,585
   2/28/00    Plano / Avenue K                                -        2,064          10,407         1,810                -
   4/1/00     Hyattsville/Edmonson                            -        1,036           2,657            92                -
   4/29/00    St.Louis/Ellisville Twn Centre                  -          765           4,377           341            1,621
   5/2/00     Mill Valley                                     -        1,412           3,294          (339)               -
   5/2/00     Culver City                                     -        2,439           5,689          (649)               -
   5/26/00    Phoenix/N. 35th Ave                             -          868           2,967            57                -
   6/5/00     Mount Sinai / Route 25a                         -          950           3,338           289            1,923
   6/15/00    Pinellas Park                                   -          526           2,247           290            1,100
   6/30/00    San Antonio/Broadway St                         -        1,131           4,558         1,270                -
   7/13/00    Lincolnwood                                     -        1,598           3,727           350                -
   7/17/00    La Palco/New Orleans                            -        1,023           3,204           189            1,709
   7/29/00    Tracy/1615& 1650 W.11th S                       -        1,745           4,530           322                -
   8/1/00     Pineville                                       -        2,197           3,417           369            2,262
   8/23/00    Morris Plains                                   -        1,501           4,300           680            3,596
   8/31/00    Florissant/New Halls Fry                        -          800           4,225            95                -
   8/31/00    Orange, CA                                      -          661           1,542         6,041                -
   9/1/00     Bayshore, NY                                    -        1,277           2,980         1,730                -
   9/1/00     Los Angeles, CA                                 -          590           1,376           598                -
   9/13/00    Merrillville                                    -          343           2,474           214            1,449
   9/15/00    Gardena / W. El Segundo                         -        1,532           3,424           147                -
   9/15/00    Chicago / Ashland Avenue                        -          850           4,880           845                -
   9/15/00    Oakland / Macarthur                             -          678           2,751           309                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   7/1/99     Nashville/Mcnally Dr                             884        2,627         3,511          1,164
   7/1/99     Hermitage/Central Ct                             646        1,706         2,352            694
   7/1/99     Antioch/Cane Ridge Rd                            352        1,030         1,382            453
   9/1/99     Charlotte / Ashley Road                          651        1,723         2,374            639
   9/1/99     Raleigh / Capital Blvd                           908        2,493         3,401            919
   9/1/99     Charlotte / South Blvd.                          719        1,792         2,511            679
   9/1/99     Greensboro/W.Market St.                          590        1,494         2,084            570
   10/8/99    Belmont / O'neill Ave                            877        4,818         5,695          1,756
  10/11/99    Matthews                                       1,499        4,553         6,052          1,195
  11/15/99    Poplar, Memphis                                2,377        4,869         7,246          1,223
  12/17/99    Dallas / Swiss Ave                             1,877        4,555         6,432          1,646
  12/30/99    Oak Park/Greenfield Rd                         1,195        3,621         4,816          1,236
  12/30/99    Santa Anna                                     3,704        5,797         9,501          1,368
   1/21/00    Hanover Park                                     256        3,186         3,442            987
   1/25/00    Memphis / N.Germantwn Pkwy                     1,301        4,038         5,339          1,107
   1/31/00    Rowland Heights/Walnut                           687        1,698         2,385            608
   2/8/00     Lewisville / Justin Rd                         1,679        6,037         7,716          1,296
   2/28/00    Plano / Avenue K                               1,220       13,061        14,281          6,481
   4/1/00     Hyattsville/Edmonson                           1,036        2,749         3,785            910
   4/29/00    St.Louis/Ellisville Twn Centre                 1,311        5,793         7,104          1,540
   5/2/00     Mill Valley                                    1,283        3,084         4,367          1,051
   5/2/00     Culver City                                    2,216        5,263         7,479          3,549
   5/26/00    Phoenix/N. 35th Ave                              867        3,025         3,892            644
   6/5/00     Mount Sinai / Route 25a                        1,599        4,901         6,500          1,219
   6/15/00    Pinellas Park                                    887        3,276         4,163            745
   6/30/00    San Antonio/Broadway St                        1,130        5,829         6,959          1,706
   7/13/00    Lincolnwood                                    1,612        4,063         5,675          1,486
   7/17/00    La Palco/New Orleans                           1,609        4,516         6,125            991
   7/29/00    Tracy/1615& 1650 W.11th S                      1,761        4,836         6,597          1,598
   8/1/00     Pineville                                      2,964        5,281         8,245          1,294
   8/23/00    Morris Plains                                  2,719        7,358        10,077          1,580
   8/31/00    Florissant/New Halls Fry                         807        4,313         5,120          1,418
   8/31/00    Orange, CA                                       667        7,577         8,244          1,233
   9/1/00     Bayshore, NY                                   1,533        4,454         5,987          1,410
   9/1/00     Los Angeles, CA                                  707        1,857         2,564            677
   9/13/00    Merrillville                                     832        3,648         4,480            864
   9/15/00    Gardena / W. El Segundo                        1,531        3,572         5,103          1,018
   9/15/00    Chicago / Ashland Avenue                         849        5,726         6,575          1,712
   9/15/00    Oakland / Macarthur                              678        3,060         3,738            850


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   9/15/00    Alexandria / Pickett Ii                         -        2,743           6,198           416                -
   9/15/00    Royal Oak / Coolidge Highway                    -        1,062           2,576           173                -
   9/15/00    Hawthorne / Crenshaw Blvd.                      -        1,079           2,913           183                -
   9/15/00    Rockaway / U.S. Route 46                        -        2,424           4,945           311                -
   9/15/00    Evanston / Greenbay                             -          846           4,436           197                -
   9/15/00    Los Angeles / Coliseum                          -        3,109           4,013           194                -
   9/15/00    Bethpage / Hempstead Turnpike                   -        2,899           5,457           999                -
   9/15/00    Northport / Fort Salonga Road                   -        2,999           5,698           565                -
   9/15/00    Brooklyn / St. Johns Place                      -        3,492           6,026           493                -
   9/15/00    Lake Ronkonkoma / Portion Rd.                   -          937           4,199           186                -
   9/15/00    Tampa/Gunn Hwy                                  -        1,843           4,300           133                -
   9/18/00    Tampa/N. Del Mabry                              -        2,204           2,447        10,086                -
   9/30/00    Marietta/Kennestone& Hwy5                       -          622           3,388         1,441                -
   9/30/00    Lilburn/Indian Trail                            -        1,695           5,170         1,668                -
  11/15/00    Largo/Missouri                                  -        1,092           4,270           294            2,215
  11/21/00    St. Louis/Wilson                                -        1,608           3,913         1,938                -
  12/21/00    Houston/7715 Katy Frwy                          -        2,274           5,307        (1,678)               -
  12/21/00    Houston/10801 Katy Frwy                         -        1,664           3,884             7                -
  12/21/00    Houston/Main St                                 -        1,681           3,924           127                -
  12/21/00    Houston/W. Loop/S. Frwy                         -        2,036           4,749           127                -
  12/29/00    Chicago                                         -        1,946           6,002            43                -
  12/30/00    Raleigh/Glenwood                                -        1,545           3,628           145                -
  12/30/00    Frazier                                         -          800           3,324            43                -
   1/5/01     Troy/E. Big Beaver Rd                           -        2,195           4,221           283            1,846
   1/11/01    Ft Lauderdale                                   -          954           3,972           423            2,183
   1/16/01    No Hollywood/Sherman Way                        -        2,173           5,442         3,608                -
   1/18/01    Tuscon/E. Speedway                              -          735           2,895           182            1,066
   1/25/01    Lombard/Finley                                  -          851           3,806           432            2,112
   3/15/01    Los Angeles/West Pico                           -        8,579           8,630         2,578                -
   4/1/01     Lakewood/Cedar Dr.                              -        1,329           9,356         4,061                -
   4/7/01     Farmingdale/Rte 110                             -        2,364           5,807         1,880                -
   4/17/01    Philadelphia/Aramingo                           -          968           4,539            43                -
   4/18/01    Largo/Walsingham Road                           -        1,000           3,545          (210)               -
   6/17/01    Port Washington/Seaview &W.Sh                   -        2,381           4,608         1,816                -
   6/18/01    Silver Springs/Prosperity                       -        1,065           5,391         2,020                -
   6/19/01    Tampa/W. Waters Ave & Wilsky                    -          953           3,785            59                -
   6/26/01    Middletown                                      -        1,535           4,258           467            2,258
   7/29/01    Miami/Sw 85th Ave                               -        2,755           4,951            22                -
   8/28/01    Hoover/John Hawkins Pkwy                        -        1,050           2,453            51                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   9/15/00    Alexandria / Pickett Ii                        2,742        6,615         9,357          1,864
   9/15/00    Royal Oak / Coolidge Highway                   1,062        2,749         3,811            800
   9/15/00    Hawthorne / Crenshaw Blvd.                     1,078        3,097         4,175            886
   9/15/00    Rockaway / U.S. Route 46                       2,423        5,257         7,680          1,498
   9/15/00    Evanston / Greenbay                              846        4,633         5,479          1,309
   9/15/00    Los Angeles / Coliseum                         3,108        4,208         7,316          1,159
   9/15/00    Bethpage / Hempstead Turnpike                  2,898        6,457         9,355          1,774
   9/15/00    Northport / Fort Salonga Road                  2,998        6,264         9,262          1,762
   9/15/00    Brooklyn / St. Johns Place                     3,491        6,520        10,011          1,744
   9/15/00    Lake Ronkonkoma / Portion Rd.                    937        4,385         5,322          1,212
   9/15/00    Tampa/Gunn Hwy                                 1,842        4,434         6,276          1,348
   9/18/00    Tampa/N. Del Mabry                             2,238       12,499        14,737          4,576
   9/30/00    Marietta/Kennestone& Hwy5                        628        4,823         5,451          1,403
   9/30/00    Lilburn/Indian Trail                           1,711        6,822         8,533          1,909
  11/15/00    Largo/Missouri                                 1,838        6,033         7,871          1,448
  11/21/00    St. Louis/Wilson                               1,627        5,832         7,459          1,636
  12/21/00    Houston/7715 Katy Frwy                         1,500        4,403         5,903            882
  12/21/00    Houston/10801 Katy Frwy                        1,618        3,937         5,555          1,039
  12/21/00    Houston/Main St                                1,683        4,049         5,732          1,079
  12/21/00    Houston/W. Loop/S. Frwy                        2,037        4,875         6,912          1,300
  12/29/00    Chicago                                        1,949        6,042         7,991          1,713
  12/30/00    Raleigh/Glenwood                               1,559        3,759         5,318          1,160
  12/30/00    Frazier                                          800        3,367         4,167            853
   1/5/01     Troy/E. Big Beaver Rd                          2,820        5,725         8,545          1,326
   1/11/01    Ft Lauderdale                                  1,745        5,787         7,532          1,324
   1/16/01    No Hollywood/Sherman Way                       2,200        9,023        11,223          1,815
   1/18/01    Tuscon/E. Speedway                             1,095        3,783         4,878            932
   1/25/01    Lombard/Finley                                 1,564        5,637         7,201          1,311
   3/15/01    Los Angeles/West Pico                          8,607       11,180        19,787          3,031
   4/1/01     Lakewood/Cedar Dr.                             1,331       13,415        14,746          3,388
   4/7/01     Farmingdale/Rte 110                            1,778        8,273        10,051          1,786
   4/17/01    Philadelphia/Aramingo                            968        4,582         5,550          1,237
   4/18/01    Largo/Walsingham Road                            799        3,536         4,335            961
   6/17/01    Port Washington/Seaview &W.Sh                  2,359        6,446         8,805          1,434
   6/18/01    Silver Springs/Prosperity                      1,065        7,411         8,476          1,659
   6/19/01    Tampa/W. Waters Ave & Wilsky                     954        3,843         4,797          1,013
   6/26/01    Middletown                                     2,295        6,223         8,518          1,320
   7/29/01    Miami/Sw 85th Ave                              2,730        4,998         7,728          1,311
   8/28/01    Hoover/John Hawkins Pkwy                       1,050        2,504         3,554            666


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   9/30/01    Syosset                                         -        2,461           5,312           264            1,855
  12/27/01    Los Angeles/W.Jefferson                         -        8,285           9,429         4,755                -
  12/27/01    Howell/Hgwy 9                                   -          941           4,070           270            1,260
  12/29/01    Catonsville/Kent                                -        1,378           5,289         2,636                -
  12/29/01    Old Bridge/Rte 9                                -        1,244           4,960            (2)               -
  12/29/01    Sacremento/Roseville                            -          876           5,344         1,954                -
  12/31/01    Santa Ana/E.Mcfadden                            -        7,587           8,612         1,044                -
   1/1/02     Concord                                         -          650           1,332            81                -
   1/1/02     Tustin                                          -          962           1,465            27                -
   1/1/02     Pasadena/Sierra Madre                           -          706             872            59                -
   1/1/02     Azusa                                           -          933           1,659         7,558                -
   1/1/02     Redlands                                        -          423           1,202           171                -
   1/1/02     Airport I                                       -          346             861           101                -
   1/1/02     Miami / Marlin Road                             -          562           1,345           158                -
   1/1/02     Riverside                                       -           95           1,106             3                -
   1/1/02     Oakland / San Leandro                           -          330           1,116            88                -
   1/1/02     Richmond / Jacuzzi                              -          419           1,224            31                -
   1/1/02     Santa Clara / Laurel                            -        1,178           1,789            78                -
   1/1/02     Pembroke Park                                   -          475           1,259            92                -
   1/1/02     Ft. Lauderdale / Sun                            -          452           1,254            96                -
   1/1/02     San Carlos / Shorewa                            -          737           1,360           (30)               -
   1/1/02     Ft. Lauderdale / Sun                            -          532           1,444            75                -
   1/1/02     Sacramento / Howe                               -          361           1,181            16                -
   1/1/02     Sacramento / Capitol                            -          186           1,284           180                -
   1/1/02     Miami / Airport                                 -          517             915            98                -
   1/1/02     Marietta / Cobb Park                            -          419           1,571           276                -
   1/1/02     Sacramento / Florin                             -          624           1,710           334                -
   1/1/02     Belmont / Dairy Lane                            -          915           1,252           112                -
   1/1/02     So. San Francisco                               -        1,018           2,464           207                -
   1/1/02     Palmdale / P Street                             -          218           1,287            73                -
   1/1/02     Tucker / Montreal Rd                            -          760           1,485           107                -
   1/1/02     Pasadena / S Fair Oaks                          -        1,313           1,905            88                -
   1/1/02     Carmichael/Fair Oaks                            -          584           1,431            25                -
   1/1/02     Carson / Carson St                              -          507             877            95                -
   1/1/02     San Jose / Felipe Ave                           -          517           1,482            64                -
   1/1/02     Miami / 27th Ave                                -          272           1,572           129                -
   1/1/02     San Jose / Capitol                              -          400           1,183            18                -
   1/1/02     Tucker / Mountain                               -          519           1,385            62                -
   1/3/02     St Charles/Veterans Memorial Pkwy               -          687           1,602           168                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------
   9/30/01    Syosset                                       3,089        6,803         9,892          1,456
  12/27/01    Los Angeles/W.Jefferson                       8,332       14,137        22,469          2,585
  12/27/01    Howell/Hgwy 9                                 1,365        5,176         6,541          1,141
  12/29/01    Catonsville/Kent                              1,377        7,926         9,303          1,737
  12/29/01    Old Bridge/Rte 9                              1,249        4,953         6,202          1,210
  12/29/01    Sacremento/Roseville                            526        7,648         8,174          1,764
  12/31/01    Santa Ana/E.Mcfadden                          7,599        9,644        17,243          2,403
   1/1/02     Concord                                         649        1,414         2,063            411
   1/1/02     Tustin                                          962        1,492         2,454            438
   1/1/02     Pasadena/Sierra Madre                           706          931         1,637            275
   1/1/02     Azusa                                           932        9,218        10,150          1,323
   1/1/02     Redlands                                        422        1,374         1,796            433
   1/1/02     Airport I                                       346          962         1,308            277
   1/1/02     Miami / Marlin Road                             562        1,503         2,065            376
   1/1/02     Riverside                                        94        1,110         1,204            334
   1/1/02     Oakland / San Leandro                           330        1,204         1,534            367
   1/1/02     Richmond / Jacuzzi                              419        1,255         1,674            361
   1/1/02     Santa Clara / Laurel                          1,178        1,867         3,045            642
   1/1/02     Pembroke Park                                   475        1,351         1,826            381
   1/1/02     Ft. Lauderdale / Sun                            452        1,350         1,802            375
   1/1/02     San Carlos / Shorewa                            737        1,330         2,067            390
   1/1/02     Ft. Lauderdale / Sun                            533        1,518         2,051            455
   1/1/02     Sacramento / Howe                               361        1,197         1,558            336
   1/1/02     Sacramento / Capitol                            186        1,464         1,650            404
   1/1/02     Miami / Airport                                 517        1,013         1,530            315
   1/1/02     Marietta / Cobb Park                            419        1,847         2,266            591
   1/1/02     Sacramento / Florin                             623        2,045         2,668            640
   1/1/02     Belmont / Dairy Lane                            914        1,365         2,279            440
   1/1/02     So. San Francisco                             1,018        2,671         3,689            879
   1/1/02     Palmdale / P Street                             218        1,360         1,578            422
   1/1/02     Tucker / Montreal Rd                            758        1,594         2,352            513
   1/1/02     Pasadena / S Fair Oaks                        1,312        1,994         3,306            641
   1/1/02     Carmichael/Fair Oaks                            584        1,456         2,040            448
   1/1/02     Carson / Carson St                              506          973         1,479            330
   1/1/02     San Jose / Felipe Ave                           516        1,547         2,063            533
   1/1/02     Miami / 27th Ave                                271        1,702         1,973            558
   1/1/02     San Jose / Capitol                              401        1,200         1,601            381
   1/1/02     Tucker / Mountain                               520        1,446         1,966            490
   1/3/02     St Charles/Veterans Memorial Pkwy               687        1,770         2,457            519


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   1/7/02     Bothell/ N. Bothell Way                         -        1,063           4,995           151                -
   1/15/02    Houston / N.Loop                                -        2,045           6,178         2,026                -
   1/16/02    Orlando / S. Kirkman                            -          889           3,180            57                -
   1/16/02    Austin / Us Hwy 183                             -          608           3,856            36                -
   1/16/02    Rochelle Park / 168                             -          744           4,430            45                -
   1/16/02    Honolulu / Waialae                              -       10,631          10,783           192                -
   1/16/02    Sunny Isles Bch                                 -          931           2,845           266                -
   1/16/02    San Ramon / San Ramo                            -        1,522           3,510            46                -
   1/16/02    Austin / W. 6th St                              -        2,399           4,493           325                -
   1/16/02    Schaumburg / W. Wise                            -        1,158           2,598            65                -
   1/16/02    Laguna Hills / Moulton                          -        2,319           5,200           185                -
   1/16/02    Annapolis / West St                             -          955           3,669            44                -
   1/16/02    Birmingham / Commons                            -        1,125           3,938           167                -
   1/16/02    Crestwood / Watson Rd                           -        1,232           3,093           (41)               -
   1/16/02    Northglenn /Huron St                            -          688           2,075            33                -
   1/16/02    Skokie / Skokie Blvd                            -          716           5,285            48                -
   1/16/02    Garden City / Stewart                           -        1,489           4,039           205                -
   1/16/02    Millersville / Veterans                         -        1,036           4,229            42                -
   1/16/02    W. Babylon / Sunrise                            -        1,609           3,959            44                -
   1/16/02    Memphis / Summer Ave                            -        1,103           2,772            70                -
   1/16/02    Santa Clara/Lafayette                           -        1,393           4,626            15                -
   1/16/02    Naperville / Washington                         -        2,712           2,225           510                -
   1/16/02    Phoenix/W Union Hills                           -        1,071           2,934            42                -
   1/16/02    Woodlawn / Whitehead                            -        2,682           3,355            69                -
   1/16/02    Issaquah / Pickering                            -        1,138           3,704            26                -
   1/16/02    West La /W Olympic                              -        6,532           5,975           106                -
   1/16/02    New Orleans/I-10                                -        1,286           3,380        (1,719)               -
   1/16/02    Pasadena / E. Colorado                          -        1,125           5,160           118                -
   1/16/02    Memphis / Covington                             -          620           3,076            75                -
   1/16/02    Hiawassee / N.Hiawassee                         -        1,622           1,892            74                -
   1/16/02    Longwood / State Rd                             -        2,123           3,083           158                -
   1/16/02    Casselberry / State                             -        1,628           3,308            61                -
   1/16/02    Honolulu/Kahala                                 -        3,722           8,525            79                -
   1/16/02    Waukegan / Greenbay                             -          933           3,826            51                -
   1/16/02    Southfield / Telegraph                          -        2,869           5,507           142                -
   1/16/02    San Mateo / S. Delaware                         -        1,921           4,602            53                -
   1/16/02    Scottsdale/N.Hayden                             -        2,111           3,564            44                -
   1/16/02    Gilbert/W Park Ave                              -          497           3,534             7                -
   1/16/02    W.Palm Beach/Okeechobee                         -        2,149           4,650          (357)               -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   1/7/02     Bothell/ N. Bothell Way                        1,062        5,147         6,209          1,239
   1/15/02    Houston / N.Loop                               2,044        8,205        10,249          1,663
   1/16/02    Orlando / S. Kirkman                             889        3,237         4,126            882
   1/16/02    Austin / Us Hwy 183                              608        3,892         4,500          1,044
   1/16/02    Rochelle Park / 168                              744        4,475         5,219          1,161
   1/16/02    Honolulu / Waialae                            10,628       10,978        21,606          2,884
   1/16/02    Sunny Isles Bch                                  931        3,111         4,042            790
   1/16/02    San Ramon / San Ramo                           1,521        3,557         5,078            927
   1/16/02    Austin / W. 6th St                             2,399        4,818         7,217          1,400
   1/16/02    Schaumburg / W. Wise                           1,157        2,664         3,821            704
   1/16/02    Laguna Hills / Moulton                         2,318        5,386         7,704          1,480
   1/16/02    Annapolis / West St                              955        3,713         4,668            985
   1/16/02    Birmingham / Commons                           1,125        4,105         5,230          1,089
   1/16/02    Crestwood / Watson Rd                          1,176        3,108         4,284            805
   1/16/02    Northglenn /Huron St                             688        2,108         2,796            564
   1/16/02    Skokie / Skokie Blvd                             716        5,333         6,049          1,392
   1/16/02    Garden City / Stewart                          1,489        4,244         5,733          1,111
   1/16/02    Millersville / Veterans                        1,035        4,272         5,307          1,152
   1/16/02    W. Babylon / Sunrise                           1,608        4,004         5,612          1,046
   1/16/02    Memphis / Summer Ave                           1,102        2,843         3,945            725
   1/16/02    Santa Clara/Lafayette                          1,393        4,641         6,034          1,162
   1/16/02    Naperville / Washington                        2,711        2,736         5,447            684
   1/16/02    Phoenix/W Union Hills                          1,065        2,982         4,047            787
   1/16/02    Woodlawn / Whitehead                           2,681        3,425         6,106            924
   1/16/02    Issaquah / Pickering                           1,137        3,731         4,868            971
   1/16/02    West La /W Olympic                             6,530        6,083        12,613          1,555
   1/16/02    New Orleans/I-10                               1,292        1,655         2,947            509
   1/16/02    Pasadena / E. Colorado                         1,124        5,279         6,403          1,324
   1/16/02    Memphis / Covington                              620        3,151         3,771            796
   1/16/02    Hiawassee / N.Hiawassee                        1,621        1,967         3,588            543
   1/16/02    Longwood / State Rd                            2,123        3,241         5,364            940
   1/16/02    Casselberry / State                            1,628        3,369         4,997            861
   1/16/02    Honolulu/Kahala                                3,721        8,605        12,326          2,173
   1/16/02    Waukegan / Greenbay                              933        3,877         4,810            989
   1/16/02    Southfield / Telegraph                         2,868        5,650         8,518          1,445
   1/16/02    San Mateo / S. Delaware                        1,921        4,655         6,576          1,167
   1/16/02    Scottsdale/N.Hayden                            2,116        3,603         5,719            922
   1/16/02    Gilbert/W Park Ave                               497        3,541         4,038            900
   1/16/02    W.Palm Beach/Okeechobee                        2,148        4,294         6,442          1,039


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   1/16/02    Indianapolis / W.86th                           -          812           2,421             57                -
   1/16/02    Indianapolis / Madison                          -          716           2,655             22                -
   1/16/02    Indianapolis / Rockville                        -          704           2,704             27                -
   1/16/02    Santa Cruz / River                              -        2,148           6,584             96                -
   1/16/02    Novato / Rush Landing                           -        1,858           2,574             30                -
   1/16/02    Martinez / Arnold Dr                            -          847           5,422             20                -
   1/16/02    Charlotte/Cambridge                             -          836           3,908             29                -
   1/16/02    Rancho Cucamonga                                -          579           3,222          3,616                -
   1/16/02    Renton / Kent                                   -          768           4,078             40                -
   1/16/02    Hawthorne / Goffle Rd                           -        2,414           4,918             48                -
   2/2/02     Nashua / Southwood Dr                           -        2,493           4,326            169                -
   2/15/02    Houston/Fm 1960 East                            -          859           2,004             87                -
   3/7/02     Baltimore / Russell Street                      -        1,763           5,821            195                -
   3/11/02    Weymouth / Main St                              -        1,440           4,433            166                -
   3/28/02    Clinton / Branch Ave & Schultz                  -        1,257           4,108            520            3,253
   4/17/02    La Mirada/Alondra                               -        1,749           5,044            352            2,443
   5/1/02     N.Richlnd Hls/Rufe Snow Dr                      -          632           6,337          2,323                -
   5/2/02     Parkville/E.Joppa                               -          898           4,306            131                -
   6/17/02    Waltham / Lexington St                          -        3,183           5,733            301                -
   6/30/02    Nashville / Charlotte                           -          876           2,004            109                -
   7/2/02     Mt Juliet / Lebonan Rd                          -          516           1,203            136                -
   7/14/02    Yorktown / George Washington                    -          707           1,684             78                -
   7/22/02    Brea/E. Lambert & Clifwood Pk                   -        2,114           3,555            167                -
   8/1/02     Bricktown/Route 70                              -        1,292           3,690            178                -
   8/1/02     Danvers / Newbury St.                           -        1,311           4,140            606                -
   8/15/02    Montclair / Holt Blvd.                          -          889           2,074            234                -
   8/21/02    Rockville Centre/Merrick Rd                     -        3,693           6,990            367                -
   9/13/02    Lacey / Martin Way                              -        1,379           3,217             66                -
   9/13/02    Lakewood / Bridgeport                           -        1,286           3,000            114                -
   9/13/02    Kent / Pacific Highway                          -        1,839           4,291            131                -
   11/4/02    Scotch Plains /Route 22                         -        2,124           5,072             53                -
  12/23/02    Snta Clarita/Viaprincssa                        -        2,508           3,008          3,566                -
   2/13/03    Pasadena / Ritchie Hwy                          -        2,253           4,218              8                -
   2/13/03    Malden / Eastern Ave                            -        3,212           2,739             69                -
   2/24/03    Miami / SW 137th Ave                            -        1,600           4,684           (269)               -
   3/3/03     Chantilly / Dulles South Court                  -        2,190           4,314            132                -
   3/6/03     Medford / Mystic Ave                            -        3,886           4,982             19                -
   5/27/03    Castro Valley / Grove Way                       -        2,247           5,881            977                -
   8/2/03     Sacramento / E.Stockton Blvd                    -          554           4,175             47                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   1/16/02    Indianapolis / W.86th                             812        2,478         3,290            625
   1/16/02    Indianapolis / Madison                            716        2,677         3,393            682
   1/16/02    Indianapolis / Rockville                          704        2,731         3,435            694
   1/16/02    Santa Cruz / River                              2,147        6,681         8,828          1,642
   1/16/02    Novato / Rush Landing                           1,858        2,604         4,462            660
   1/16/02    Martinez / Arnold Dr                              847        5,442         6,289          1,322
   1/16/02    Charlotte/Cambridge                               836        3,937         4,773          1,005
   1/16/02    Rancho Cucamonga                                1,130        6,287         7,417          1,108
   1/16/02    Renton / Kent                                     768        4,118         4,886          1,058
   1/16/02    Hawthorne / Goffle Rd                           2,413        4,967         7,380          1,230
   2/2/02     Nashua / Southwood Dr                           2,492        4,496         6,988          1,073
   2/15/02    Houston/Fm 1960 East                              858        2,092         2,950            519
   3/7/02     Baltimore / Russell Street                      1,763        6,016         7,779          1,420
   3/11/02    Weymouth / Main St                              1,439        4,600         6,039          1,086
   3/28/02    Clinton / Branch Ave & Schultz                  2,357        6,781         9,138          1,272
   4/17/02    La Mirada/Alondra                               2,574        7,014         9,588          1,380
   5/1/02     N.Richlnd Hls/Rufe Snow Dr                        631        8,661         9,292          1,823
   5/2/02     Parkville/E.Joppa                                 898        4,437         5,335          1,016
   6/17/02    Waltham / Lexington St                          3,202        6,015         9,217          1,334
   6/30/02    Nashville / Charlotte                             875        2,114         2,989            517
   7/2/02     Mt Juliet / Lebonan Rd                            516        1,339         1,855            328
   7/14/02    Yorktown / George Washington                      707        1,762         2,469            429
   7/22/02    Brea/E. Lambert & Clifwood Pk                   2,113        3,723         5,836            825
   8/1/02     Bricktown/Route 70                              1,292        3,868         5,160            853
   8/1/02     Danvers / Newbury St.                           1,326        4,731         6,057            997
   8/15/02    Montclair / Holt Blvd.                            889        2,308         3,197            640
   8/21/02    Rockville Centre/Merrick Rd                     3,691        7,359        11,050          1,601
   9/13/02    Lacey / Martin Way                              1,378        3,284         4,662            564
   9/13/02    Lakewood / Bridgeport                           1,285        3,115         4,400            551
   9/13/02    Kent / Pacific Highway                          1,839        4,422         6,261            792
   11/4/02    Scotch Plains /Route 22                         2,126        5,123         7,249          1,122
  12/23/02    Snta Clarita/Viaprincssa                        2,507        6,575         9,082          1,186
   2/13/03    Pasadena / Ritchie Hwy                          2,252        4,227         6,479            839
   2/13/03    Malden / Eastern Ave                            3,211        2,809         6,020            549
   2/24/03    Miami / SW 137th Ave                            1,600        4,415         6,015            872
   3/3/03     Chantilly / Dulles South Court                  2,190        4,446         6,636            837
   3/6/03     Medford / Mystic Ave                            3,884        5,003         8,887            949
   5/27/03    Castro Valley / Grove Way                       2,307        6,798         9,105          1,260
   8/2/03     Sacramento / E.Stockton Blvd                      554        4,222         4,776            804


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/13/03    Timonium / W. Padonia Road                      -        1,932           3,681            44                -
   8/21/03    Van Nuys / Sepulveda                            -        1,698           3,886         2,404                -
   9/9/03     Westwood / East St                              -        3,267           5,013           297                -
  10/21/03    San Diego / Miramar Road                        -        2,244           6,653           658                -
   11/3/03    El Sobrante/San Pablo                           -        1,255           4,990         1,322                -
   11/6/03    Pearl City / Kamehameha Hwy                     -        4,428           4,839           490                -
  12/23/03    Boston / Southampton Street                     -        5,334           7,511           799                -
   1/9/04     Farmingville / Horseblock Road                  -        1,919           4,420          (111)               -
   2/27/04    Salem / Goodhue St.                             -        1,544           6,160            64                -
   3/18/04    Seven Corners / Arlington Blvd.                 -        6,087           7,553          (263)               -
   6/30/04    Marlton / Route 73                              -        1,103           5,195            14                -
   7/1/04     Long Island City/Northern Blvd.                 -        4,876           7,610          (217)               -
   7/9/04     West Valley Cty/Redwood                     2,265          876           2,067           332                -
   7/12/04    Hicksville/E. Old Country Rd.                   -        1,693           3,910           147                -
   7/15/04    Harwood/Ronald                                  -        1,619           3,778           202                -
   9/24/04    E. Hanover/State Rt                             -        3,895           4,943           232                -
  10/14/04    Apple Valley/148th St                         813          591           1,375           104                -
  10/14/04    Blaine / Hwy 65 NE                          1,367          789           1,833           860                -
  10/14/04    Brooklyn Park / Lakeland Ave                    -        1,411           3,278           166                -
  10/14/04    Brooklyn Park / Xylon Ave                   1,597        1,120           2,601           345                -
  10/14/04    St Paul(Eagan)/Sibley Mem'l Hwy               833          615           1,431            74                -
  10/14/04    Maple Grove / Zachary Lane                  1,770        1,337           3,105            65                -
  10/14/04    Minneapolis / Hiawatha Ave                  2,000        1,480           3,437           177                -
  10/14/04    New Hope / 36th Ave                         1,774        1,332           3,094            92                -
  10/14/04    Rosemount / Chippendale Ave                 1,165          864           2,008            94                -
  10/14/04    St Cloud/Franklin                             767          575           1,338            41                -
  10/14/04    Savage / W 128th St                         2,034        1,522           3,535           123                -
  10/14/04    Spring Lake Park/Hwy 65 NE                  2,129        1,534           3,562           326                -
  10/14/04    St Paul / Terrace Court                     1,516        1,122           2,606           132                -
  10/14/04    St Paul / Eaton St                              -        1,161           2,698           126                -
  10/14/04    St Paul-Hartzell / Wabash Ave                   -        1,207           2,816           223                -
  10/14/04    West St Paul / Marie Ave                        -        1,447           3,361           374                -
  10/14/04    Stillwater / Memorial Ave                   2,230        1,669           3,876           133                -
  10/14/04    St Paul(VadnaisHts/Birch Lake Rd            1,279          928           2,157           172                -
  10/14/04    Woodbury / Hudson Road                          -        1,863           4,327           130                -
  10/14/04    Brown Deer / N Green Bay Rd                 1,432        1,059           2,461           126                -
  10/14/04    Germantown / Spaten Court                     809          607           1,411            43                -
  10/14/04    Milwaukee/ N 77th St                        1,675        1,241           2,882           143                -
  10/14/04    Milwaukee/ S 13th St                        1,982        1,484           3,446           118                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   8/13/03    Timonium / W. Padonia Road                      1,931        3,726         5,657            680
   8/21/03    Van Nuys / Sepulveda                            1,698        6,290         7,988            827
   9/9/03     Westwood / East St                              3,287        5,290         8,577            962
  10/21/03    San Diego / Miramar Road                        2,243        7,312         9,555          1,275
   11/3/03    El Sobrante/San Pablo                           1,257        6,310         7,567          1,022
   11/6/03    Pearl City / Kamehameha Hwy                     4,429        5,328         9,757            914
  12/23/03    Boston / Southampton Street                     5,344        8,300        13,644          1,353
   1/9/04     Farmingville / Horseblock Road                  1,918        4,310         6,228            704
   2/27/04    Salem / Goodhue St.                             1,544        6,224         7,768            967
   3/18/04    Seven Corners / Arlington Blvd.                 6,085        7,292        13,377          1,104
   6/30/04    Marlton / Route 73                              1,103        5,209         6,312            535
   7/1/04     Long Island City/Northern Blvd.                 4,875        7,394        12,269          1,071
   7/9/04     West Valley Cty/Redwood                           883        2,392         3,275            383
   7/12/04    Hicksville/E. Old Country Rd.                   1,692        4,058         5,750            562
   7/15/04    Harwood/Ronald                                  1,619        3,980         5,599            587
   9/24/04    E. Hanover/State Rt                             3,894        5,176         9,070            682
  10/14/04    Apple Valley/148th St                             592        1,478         2,070            203
  10/14/04    Blaine / Hwy 65 NE                                790        2,692         3,482            296
  10/14/04    Brooklyn Park / Lakeland Ave                    1,413        3,442         4,855            471
  10/14/04    Brooklyn Park / Xylon Ave                       1,121        2,945         4,066            437
  10/14/04    St Paul(Eagan)/Sibley Mem'l Hwy                   616        1,504         2,120            190
  10/14/04    Maple Grove / Zachary Lane                      1,338        3,169         4,507            414
  10/14/04    Minneapolis / Hiawatha Ave                      1,481        3,613         5,094            486
  10/14/04    New Hope / 36th Ave                             1,333        3,185         4,518            422
  10/14/04    Rosemount / Chippendale Ave                       865        2,101         2,966            276
  10/14/04    St Cloud/Franklin                                 576        1,378         1,954            183
  10/14/04    Savage / W 128th St                             1,523        3,657         5,180            490
  10/14/04    Spring Lake Park/Hwy 65 NE                      1,535        3,887         5,422            516
  10/14/04    St Paul / Terrace Court                         1,123        2,737         3,860            375
  10/14/04    St Paul / Eaton St                              1,162        2,823         3,985            387
  10/14/04    St Paul-Hartzell / Wabash Ave                   1,206        3,040         4,246            421
  10/14/04    West St Paul / Marie Ave                        1,448        3,734         5,182            522
  10/14/04    Stillwater / Memorial Ave                       1,670        4,008         5,678            521
  10/14/04    St Paul(VadnaisHts/Birch Lake Rd                  929        2,328         3,257            312
  10/14/04    Woodbury / Hudson Road                          1,864        4,456         6,320            577
  10/14/04    Brown Deer / N Green Bay Rd                     1,060        2,586         3,646            352
  10/14/04    Germantown / Spaten Court                         607        1,454         2,061            195
  10/14/04    Milwaukee/ N 77th St                            1,242        3,024         4,266            409
  10/14/04    Milwaukee/ S 13th St                            1,485        3,563         5,048            473


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
  10/14/04    Oak Creek / S 27th St                       1,017          751           1,746            93                -
  10/14/04    Waukesha / Arcadian Ave                     2,272        1,665           3,868           253                -
  10/14/04    West Allis / W Lincoln Ave                  1,871        1,390           3,227           147                -
  10/14/04    Garland / O'Banion Rd                       1,440          606           1,414           101                -
  10/14/04    Grand Prairie/ Hwy360                       2,186          942           2,198            80                -
  10/14/04    Duncanville/N Duncnvill                     3,663        1,524           3,556           315                -
  10/14/04    Lancaster/ W Pleasant                       2,308          993           2,317            82                -
  10/14/04    Mesquite / Oates Dr                         2,179          937           2,186            85                -
  10/14/04    Dallas / E NW Hwy                           2,189          942           2,198            84                -
  11/24/04    Pompano Beach/E. Sample                     4,527        1,608           3,754           150                -
  11/24/04    Davie / SW 41st St.                         5,842        2,467           5,758           169                -
  11/24/04    North Bay Village/Kennedy                   6,280        3,275           7,644           142                -
  11/24/04    Miami / Biscayne Blvd                       6,226        3,538           8,258           101                -
  11/24/04    Miami Gardens/NW 57th St                    6,311        2,706           6,316            78                -
  11/24/04    Tamarac/ N University Dr                    6,177        2,580           6,022            86                -
  11/24/04    Miami / SW 31st Ave                        13,378       11,574          27,009           217                -
  11/24/04    Hialeah / W 20th Ave                        6,009        2,224           5,192           177                -
  11/24/04    Miami / SW 42nd St                          7,953        2,955           6,897           217                -
  11/24/04    Miami / SW 40th St                          7,889        2,933           6,844           203                -
  11/25/04    Carlsbad/CorteDelAbeto                          -        2,861           6,676         3,153                -
   1/19/05    Cheektowaga / William St                        -          965           2,262            39                -
   1/19/05    Amherst / Millersport Hwy                       -        1,431           3,350            50                -
   1/19/05    Lancaster / Walden Ave                          -          528           1,244            26                -
   1/19/05    Tonawanda/HospitalityCentreWay                  -        1,205           2,823            29                -
   1/19/05    Wheatfield / Niagara Falls Blv                  -        1,130           2,649            30                -
   1/20/05    Oak Lawn / Southwest Hwy                        -        1,850           4,330           110                -
   2/25/05    Owings Mills / Reisterstown Rd                  -          887           3,865            14                -
   4/26/05    Hoboken / 8th St                                -        3,963           9,290            86                -
   5/3/05     Bayville / 939 Route 9                          -        1,928           4,519            54                -
   5/3/05     Bricktown / Burnt Tavern Rd                     -        3,522           8,239            40                -
   5/3/05     JacksonTwnshp/N.County Line Rd                  -        1,555           3,647            52                -
   5/16/05    Methuen / Pleasant Valley St                    -        2,263           4,540           150                -
   5/19/05    Libertyville / Kelley Crt                       -        2,042           4,783            60                -
   5/19/05    Joliet / Essington                              -        1,434           3,367            69                -
   6/15/05    Atlanta/Howell Mill Rd NW                       -        1,864           4,363            53                -
   6/15/05    Smyrna / Herodian Way SE                        -        1,294           3,032            44                -
   7/7/05     Lithonia / Minola Dr                            -        1,273           2,985            69                -
   7/14/05    Kennesaw / Bells Ferry Rd NW                    -        1,264           2,976           778                -
   7/28/05    Atlanta / Monroe Dr NE                          -        2,914           6,829           863                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
  10/14/04    Oak Creek / S 27th St                            752        1,838         2,590            248
  10/14/04    Waukesha / Arcadian Ave                        1,667        4,119         5,786            565
  10/14/04    West Allis / W Lincoln Ave                     1,391        3,373         4,764            444
  10/14/04    Garland / O'Banion Rd                            608        1,513         2,121            238
  10/14/04    Grand Prairie/ Hwy360                            944        2,276         3,220            353
  10/14/04    Duncanville/N Duncnvill                        1,525        3,870         5,395            631
  10/14/04    Lancaster/ W Pleasant                            995        2,397         3,392            374
  10/14/04    Mesquite / Oates Dr                              938        2,270         3,208            355
  10/14/04    Dallas / E NW Hwy                                944        2,280         3,224            359
  11/24/04    Pompano Beach/E. Sample                        1,621        3,891         5,512            511
  11/24/04    Davie / SW 41st St.                            2,466        5,928         8,394            789
  11/24/04    North Bay Village/Kennedy                      3,274        7,787        11,061          1,008
  11/24/04    Miami / Biscayne Blvd                          3,537        8,360        11,897          1,079
  11/24/04    Miami Gardens/NW 57th St                       2,706        6,394         9,100            828
  11/24/04    Tamarac/ N University Dr                       2,580        6,108         8,688            792
  11/24/04    Miami / SW 31st Ave                           11,570       27,230        38,800          3,442
  11/24/04    Hialeah / W 20th Ave                           2,224        5,369         7,593            958
  11/24/04    Miami / SW 42nd St                             2,954        7,115        10,069          1,266
  11/24/04    Miami / SW 40th St                             2,932        7,048         9,980          1,258
  11/25/04    Carlsbad/CorteDelAbeto                         2,860        9,830        12,690          1,055
   1/19/05    Cheektowaga / William St                         964        2,302         3,266            368
   1/19/05    Amherst / Millersport Hwy                      1,431        3,400         4,831            530
   1/19/05    Lancaster / Walden Ave                           528        1,270         1,798            204
   1/19/05    Tonawanda/HospitalityCentreWay                 1,205        2,852         4,057            450
   1/19/05    Wheatfield / Niagara Falls Blv                 1,130        2,679         3,809            425
   1/20/05    Oak Lawn / Southwest Hwy                       1,850        4,440         6,290            715
   2/25/05    Owings Mills / Reisterstown Rd                   887        3,879         4,766            450
   4/26/05    Hoboken / 8th St                               3,962        9,377        13,339          1,369
   5/3/05     Bayville / 939 Route 9                         1,927        4,574         6,501            669
   5/3/05     Bricktown / Burnt Tavern Rd                    3,521        8,280        11,801          1,200
   5/3/05     JacksonTwnshp/N.County Line Rd                 1,554        3,700         5,254            542
   5/16/05    Methuen / Pleasant Valley St                   2,263        4,690         6,953            496
   5/19/05    Libertyville / Kelley Crt                      2,041        4,844         6,885            703
   5/19/05    Joliet / Essington                             1,434        3,436         4,870            505
   6/15/05    Atlanta/Howell Mill Rd NW                      1,863        4,417         6,280            627
   6/15/05    Smyrna / Herodian Way SE                       1,293        3,077         4,370            439
   7/7/05     Lithonia / Minola Dr                           1,272        3,055         4,327            432
   7/14/05    Kennesaw / Bells Ferry Rd NW                   1,264        3,754         5,018            474
   7/28/05    Atlanta / Monroe Dr NE                         2,913        7,693        10,606            989


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   8/11/05    Suwanee / Old Peachtree Rd NE                   -        1,914           4,497           144                -
   9/8/05     Brandon / Providence Rd                         -        2,592           6,067            85                -
   9/15/05    Woodstock / Hwy 92                              -        1,251           2,935            58                -
   9/22/05    Charlotte / W. Arrowood Rd                      -        1,426           3,335          (201)               -
   10/5/05    Jacksonville Beach / Beach Bl                   -        2,552           5,981           123                -
   10/5/05    Bronx / Brush Ave                               -        4,517          10,581            88                -
  10/11/05    Austin / E. Ben White Blvd                      -          213           3,461            16                -
  10/13/05    Deerfield Beach/S. Powerline R                  -        3,365           7,874           125                -
  10/14/05    Cooper City / Sheridan St                       -        3,035           7,092            92                -
  10/20/05    Staten Island / Veterans Rd W.                  -        3,599           8,430           136                -
  10/20/05    Pittsburg / LoveridgeCenter                     -        3,602           8,448            91                -
  10/21/05    Norristown / W.Main St                          -        1,465           4,818           273                -
   11/2/05    Miller Place / Route 25A                        -        2,757           6,459            79                -
  11/18/05    Miami / Biscayne Blvd (Omni)                    -        7,434          17,268           105                -
   12/1/05    Manchester / Taylor St                          -        1,305           3,029           158                -
   12/7/05    Buffalo Grove/E. Aptakisic Rd                   -        1,986           4,635            91                -
  12/13/05    Lorton / Pohick Rd & I95                        -        1,167           4,582           350                -
  12/16/05    Pico Rivera / Washington Blvd                   -        4,719          11,012            75                -
  12/27/05    Queens Village / Jamaica Ave                    -        3,409           5,494          (149)               -
   1/1/06     Costa Mesa / Placentia-A                        -          275             754             4                -
   1/1/06     Van Nuys / Sepulveda-A                          -          497             886            45                -
   1/1/06     Pico Rivera / Beverly                           -          303             865             8                -
   1/1/06     San Dimas                                       -          222           1,505            69                -
   1/1/06     Long Beach / Cherry Ave                         -          801           1,723         2,735                -
   1/1/06     E.LA / Valley Blvd                              -          670           1,845            36                -
   1/1/06     Glendale / Eagle Rock Blvd                      -        1,240           1,831           211                -
   1/1/06     N. Pasadena / Lincoln Ave                       -          357             535            14                -
   1/1/06     Crossroads Pkwy/ 605 & 60 Fwys                  -          146             773             8                -
   1/1/06     Fremont / Enterprise                            -          122             727            10                -
   1/1/06     Milpitas/Montague I &Watson Ct                  -          212             607            92                -
   1/1/06     Wilmington                                      -          890           1,345            30                -
   1/1/06     Sun Valley / Glenoaks                           -          359             616            12                -
   1/1/06     Corona                                          -          169             722             9                -
   1/1/06     Norco                                           -          106             410            32                -
   1/1/06     N. Hollywood / Vanowen                          -          343             567            13                -
   1/5/06     Norfolk/Widgeon Rd. (Liberty)                   -        1,328           3,125            32                -
   1/11/06    Goleta/Hollister&Stork                      4,398        2,873           6,788            69                -
   2/15/06    RockvilleCtr/Sunrs(StrQtr2/15                   -        1,813           4,264         1,390                -
   3/16/06    Deerfield/S. Pfingsten Rd.                      -        1,953           4,569           120                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/11/05    Suwanee / Old Peachtree Rd NE                  1,913        4,642         6,555            630
   9/8/05     Brandon / Providence Rd                        2,591        6,153         8,744            808
   9/15/05    Woodstock / Hwy 92                             1,250        2,994         4,244            393
   9/22/05    Charlotte / W. Arrowood Rd                     1,153        3,407         4,560            429
   10/5/05    Jacksonville Beach / Beach Bl                  2,552        6,104         8,656            775
   10/5/05    Bronx / Brush Ave                              4,516       10,670        15,186          1,354
  10/11/05    Austin / E. Ben White Blvd                       213        3,477         3,690            278
  10/13/05    Deerfield Beach/S. Powerline R                 3,364        8,000        11,364          1,016
  10/14/05    Cooper City / Sheridan St                      3,034        7,185        10,219            903
  10/20/05    Staten Island / Veterans Rd W.                 3,598        8,567        12,165          1,073
  10/20/05    Pittsburg / LoveridgeCenter                    3,601        8,540        12,141          1,067
  10/21/05    Norristown / W.Main St                         1,465        5,091         6,556            451
   11/2/05    Miller Place / Route 25A                       2,757        6,538         9,295          1,339
  11/18/05    Miami / Biscayne Blvd (Omni)                   7,432       17,375        24,807          2,114
   12/1/05    Manchester / Taylor St                         1,305        3,187         4,492            389
   12/7/05    Buffalo Grove/E. Aptakisic Rd                  1,986        4,726         6,712            567
  12/13/05    Lorton / Pohick Rd & I95                       1,184        4,915         6,099            412
  12/16/05    Pico Rivera / Washington Blvd                  4,718       11,088        15,806          1,320
  12/27/05    Queens Village / Jamaica Ave                   3,409        5,345         8,754            467
   1/1/06     Costa Mesa / Placentia-A                         275          758         1,033             88
   1/1/06     Van Nuys / Sepulveda-A                           497          931         1,428            112
   1/1/06     Pico Rivera / Beverly                            303          873         1,176             76
   1/1/06     San Dimas                                        222        1,574         1,796            200
   1/1/06     Long Beach / Cherry Ave                          801        4,458         5,259             72
   1/1/06     E.LA / Valley Blvd                               685        1,866         2,551            296
   1/1/06     Glendale / Eagle Rock Blvd                     1,240        2,042         3,282            116
   1/1/06     N. Pasadena / Lincoln Ave                        357          549           906             89
   1/1/06     Crossroads Pkwy/ 605 & 60 Fwys                   146          781           927            117
   1/1/06     Fremont / Enterprise                             122          737           859             90
   1/1/06     Milpitas/Montague I &Watson Ct                   212          699           911             51
   1/1/06     Wilmington                                       890        1,375         2,265            161
   1/1/06     Sun Valley / Glenoaks                            359          628           987             87
   1/1/06     Corona                                           169          731           900             51
   1/1/06     Norco                                            106          442           548             11
   1/1/06     N. Hollywood / Vanowen                           343          580           923             64
   1/5/06     Norfolk/Widgeon Rd. (Liberty)                  1,328        3,157         4,485            352
   1/11/06    Goleta/Hollister&Stork                         2,873        6,857         9,730            767
   2/15/06    RockvilleCtr/Sunrs(StrQtr2/15                  1,813        5,654         7,467            560
   3/16/06    Deerfield/S. Pfingsten Rd.                     1,953        4,689         6,642            502


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   3/28/06    Pembroke Pines/S. Douglas Rd.                   -        3,008           7,018            75                -
   3/30/06    Miami/SW 24th Ave.                              -        4,272           9,969           110                -
   3/31/06    San Diego/MiraMesa&PacHts                       -        2,492           7,127            11                -
   5/1/06     Wilmington/Kirkwood Hwy                         -        1,572           3,672            35                -
   5/1/06     Jupiter/5100 Military Trail                     -        4,397          10,266            50                -
   5/1/06     Neptune/Neptune Blvd.                           -        3,240           7,564            40                -
   5/15/06    Suwanee/Peachtree Pkwy                          -        2,483           5,799            46                -
   5/26/06    Honolulu/Kapiolani&Kamake                       -        9,329          20,400           (76)               -
   6/6/06     Tampa/30th St                                   -        2,283           5,337            93                -
   6/22/06    Centennial/S. Parker Rd.                        -        1,786           4,173            27                -
   7/1/06     Brooklyn/Knapp St                               -        6,701           5,088          (154)               -
   8/22/06    Scottsdale North                                -        5,037          14,000           145                -
   8/22/06    Dobson Ranch                                    -        1,896           5,065            44                -
   8/22/06    Scottsdale Air Park                             -        1,560           7,060            24                -
   8/22/06    Shea                                            -        2,271           6,402            28                -
   8/22/06    Collonade Mall                                  -            -           3,569            30                -
   8/22/06    Union Hills                                     -        2,618           5,357            31                -
   8/22/06    Speedway                                        -        1,921           6,105            55                -
   8/22/06    Mill Avenue                                     -          621           2,447            58                -
   8/22/06    Cooper Road                                     -        2,378           3,970            61                -
   8/22/06    Desert Sky                                      -        1,603           4,667            45                -
   8/22/06    Tanque Verde Road                               -        1,636           3,714            25                -
   8/22/06    Oro Valley                                      -        1,729           6,158            29                -
   8/22/06    Sunnyvale                                       -        5,647          16,555            30                -
   8/22/06    El Cerito                                       -        2,002           8,710            45                -
   8/22/06    Westwood                                        -        7,826          13,848            81                -
   8/22/06    El Cajon                                        -        7,490          13,341         1,033                -
   8/22/06    Santa Ana                                       -       12,432          10,961           281                -
   8/22/06    Culver City / 405 & Jefferson                   -        3,689          14,555            70                -
   8/22/06    Solana Beach                                    -            -          11,163           122                -
   8/22/06    Huntington Beach                                -        3,914          11,064            47                -
   8/22/06    Ontario                                         -        2,904           5,762           155                -
   8/22/06    Orange                                          -        2,421           9,184            29                -
   8/22/06    Daly City                                       -        4,034          13,280           784                -
   8/22/06    Castro Valley                                   -        3,682           5,986           150                -
   8/22/06    Newark                                          -        3,550           6,512            26                -
   8/22/06    Sacramento                                      -        1,864           4,399            19                -
   8/22/06    San Leandro                                     -        2,979           4,776            14                -
   8/22/06    San Lorenzo                                     -        1,842           4,387            40                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   3/28/06    Pembroke Pines/S. Douglas Rd.                  3,008        7,093        10,101            751
   3/30/06    Miami/SW 24th Ave.                             4,272       10,079        14,351          1,059
   3/31/06    San Diego/MiraMesa&PacHts                      2,492        7,138         9,630            492
   5/1/06     Wilmington/Kirkwood Hwy                        1,572        3,707         5,279            365
   5/1/06     Jupiter/5100 Military Trail                    4,397       10,316        14,713          1,022
   5/1/06     Neptune/Neptune Blvd.                          3,240        7,604        10,844            753
   5/15/06    Suwanee/Peachtree Pkwy                         2,483        5,845         8,328            577
   5/26/06    Honolulu/Kapiolani&Kamake                      9,329       20,324        29,653          1,256
   6/6/06     Tampa/30th St                                  2,283        5,430         7,713            520
   6/22/06    Centennial/S. Parker Rd.                       1,786        4,200         5,986            403
   7/1/06     Brooklyn/Knapp St                              6,701        4,934        11,635            297
   8/22/06    Scottsdale North                               5,035       14,147        19,182            850
   8/22/06    Dobson Ranch                                   1,896        5,109         7,005            297
   8/22/06    Scottsdale Air Park                            1,560        7,084         8,644            413
   8/22/06    Shea                                           2,271        6,430         8,701            375
   8/22/06    Collonade Mall                                     -        3,599         3,599            210
   8/22/06    Union Hills                                    2,618        5,388         8,006            313
   8/22/06    Speedway                                       1,921        6,160         8,081            358
   8/22/06    Mill Avenue                                      621        2,505         3,126            147
   8/22/06    Cooper Road                                    2,378        4,031         6,409            235
   8/22/06    Desert Sky                                     1,603        4,712         6,315            275
   8/22/06    Tanque Verde Road                              1,636        3,739         5,375            218
   8/22/06    Oro Valley                                     1,729        6,187         7,916            362
   8/22/06    Sunnyvale                                      5,647       16,585        22,232            968
   8/22/06    El Cerito                                      2,002        8,755        10,757            511
   8/22/06    Westwood                                       7,826       13,929        21,755            812
   8/22/06    El Cajon                                       7,490       14,374        21,864            835
   8/22/06    Santa Ana                                     12,432       11,242        23,674            660
   8/22/06    Culver City / 405 & Jefferson                  3,689       14,625        18,314            852
   8/22/06    Solana Beach                                       -       11,285        11,285            662
   8/22/06    Huntington Beach                               3,914       11,111        15,025            649
   8/22/06    Ontario                                        2,904        5,917         8,821            352
   8/22/06    Orange                                         2,421        9,213        11,634            538
   8/22/06    Daly City                                      4,034       14,064        18,098            796
   8/22/06    Castro Valley                                  3,682        6,136         9,818            352
   8/22/06    Newark                                         3,550        6,538        10,088            382
   8/22/06    Sacramento                                     1,864        4,418         6,282            259
   8/22/06    San Leandro                                    2,979        4,790         7,769            280
   8/22/06    San Lorenzo                                    1,842        4,427         6,269            258


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Tracy                                           -          959           3,791            27                -
   8/22/06    Aliso Viejo                                     -        6,640          11,486            48                -
   8/22/06    Alicia Parkway                                  -        5,669          12,680           302                -
   8/22/06    Capitol Expressway                              -            -           3,970            16                -
   8/22/06    Vista Park-Land Lease                           -            -               -            28                -
   8/22/06    Oakley                                          -        2,419           5,452            90                -
   8/22/06    Livermore                                       -        2,972           6,816            41                -
   8/22/06    Sand City (Monterey)                            -        2,563           8,291            25                -
   8/22/06    Tracy II                                        -        1,762           4,487            68                -
   8/22/06    SF-Evans                                        -        3,966           7,487           276                -
   8/22/06    Natomas                                         -        1,302           5,063            35                -
   8/22/06    Presidio                                        -            -               -           311                -
   8/22/06    Golden / 6th & Simms                            -          853           2,817            42                -
   8/22/06    Littleton / Hampden - South                     -        1,040           2,261            25                -
   8/22/06    Margate                                         -        3,482           5,742           115                -
   8/22/06    Delray Beach                                    -        3,546           7,076            44                -
   8/22/06    Lauderhill                                      -        2,807           6,668            91                -
   8/22/06    Roswell                                         -          908           3,308           113                -
   8/22/06    Morgan Falls                                    -        3,229           7,844            30                -
   8/22/06    Norcross                                        -          724           2,197            68                -
   8/22/06    Stone Mountain                                  -          500           2,055            35                -
   8/22/06    Tucker                                          -          731           2,664            42                -
   8/22/06    Forest Park                                     -          502           1,731            47                -
   8/22/06    Clairmont Road                                  -          804           2,345            49                -
   8/22/06    Gwinnett Place                                  -        1,728           3,982            36                -
   8/22/06    Perimeter Center                                -        3,414           8,283            31                -
   8/22/06    Peachtree Industrial Blvd.                      -        2,443           6,682            31                -
   8/22/06    Satellite Blvd                                  -        1,940           3,907            59                -
   8/22/06    Hillside                                        -        1,949           3,611            97                -
   8/22/06    Orland Park                                     -        2,977           5,443            85                -
   8/22/06    Bolingbrook / Brook Ct                          -        1,342           2,133            35                -
   8/22/06    Wheaton                                         -        1,531           5,584            42                -
   8/22/06    Lincolnwood  / Touhy                            -          700           3,307            42                -
   8/22/06    Niles                                           -          826           1,473            38                -
   8/22/06    Berwyn                                          -          728           5,310            98                -
   8/22/06    Chicago Hts / N Western                         -        1,367           3,359            57                -
   8/22/06    River West                                      -          296           2,443            61                -
   8/22/06    Fullerton (IL)                                  -        1,369           6,500           223                -
   8/22/06    Glenview West                                   -        1,283           2,621            75                -


                                                                    Gross Carrying Amount
                                                                     At December 31, 2007
    Date                                                     -------------------------------------   Accumulated
  Acquired                 Description                         Land        Buildings       Total     Depreciation
-----------------------------------------------------------------------------------------------------------------
   8/22/06    Tracy                                              959        3,818         4,777            224
   8/22/06    Aliso Viejo                                      6,640       11,534        18,174            672
   8/22/06    Alicia Parkway                                   5,669       12,982        18,651            775
   8/22/06    Capitol Expressway                                   -        3,986         3,986            233
   8/22/06    Vista Park-Land Lease                                -           28            28              1
   8/22/06    Oakley                                           2,419        5,542         7,961            329
   8/22/06    Livermore                                        2,972        6,857         9,829            400
   8/22/06    Sand City (Monterey)                             2,563        8,316        10,879            485
   8/22/06    Tracy II                                         1,762        4,555         6,317            265
   8/22/06    SF-Evans                                         3,966        7,763        11,729            455
   8/22/06    Natomas                                          1,302        5,098         6,400            297
   8/22/06    Presidio                                             -          311           311             23
   8/22/06    Golden / 6th & Simms                               853        2,859         3,712            166
   8/22/06    Littleton / Hampden - South                      1,040        2,286         3,326            134
   8/22/06    Margate                                          3,482        5,857         9,339            343
   8/22/06    Delray Beach                                     3,546        7,120        10,666            415
   8/22/06    Lauderhill                                       2,807        6,759         9,566            398
   8/22/06    Roswell                                            908        3,421         4,329            201
   8/22/06    Morgan Falls                                     3,229        7,874        11,103            460
   8/22/06    Norcross                                           724        2,265         2,989            130
   8/22/06    Stone Mountain                                     500        2,090         2,590            122
   8/22/06    Tucker                                             731        2,706         3,437            159
   8/22/06    Forest Park                                        502        1,778         2,280            105
   8/22/06    Clairmont Road                                     804        2,394         3,198            140
   8/22/06    Gwinnett Place                                   1,728        4,018         5,746            236
   8/22/06    Perimeter Center                                 3,414        8,314        11,728            485
   8/22/06    Peachtree Industrial Blvd.                       2,443        6,713         9,156            392
   8/22/06    Satellite Blvd                                   1,940        3,966         5,906            232
   8/22/06    Hillside                                         1,949        3,708         5,657            220
   8/22/06    Orland Park                                      2,977        5,528         8,505            332
   8/22/06    Bolingbrook / Brook Ct                           1,342        2,168         3,510            127
   8/22/06    Wheaton                                          1,531        5,626         7,157            329
   8/22/06    Lincolnwood  / Touhy                               700        3,349         4,049            195
   8/22/06    Niles                                              826        1,511         2,337             89
   8/22/06    Berwyn                                             728        5,408         6,136            316
   8/22/06    Chicago Hts / N Western                          1,367        3,416         4,783            200
   8/22/06    River West                                         296        2,504         2,800            147
   8/22/06    Fullerton (IL)                                   1,369        6,723         8,092            394
   8/22/06    Glenview West                                    1,283        2,696         3,979            158


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Glendale  / Keystone Ave.                       -        1,733           3,958            36                -
   8/22/06    College Park / W. 86th St.                      -        1,381           2,669           104                -
   8/22/06    Carmel / N. Range Line Rd.                      -        2,580           5,025            24                -
   8/22/06    Geogetown / Georgetown Rd.                      -        1,263           4,224            18                -
   8/22/06    Fishers / Allisonville Rd.                      -        2,106           3,629            62                -
   8/22/06    Castleton / Corporate Dr.                       -          914           2,465            55                -
   8/22/06    Geist / Fitness Lane                            -        2,133           3,718            31                -
   8/22/06    Indianapolis / E. 6nd St.                       -          444           2,141            33                -
   8/22/06    Suitland                                        -        2,337           5,799            77                -
   8/22/06    Gaithersburg                                    -        4,239           8,516            79                -
   8/22/06    Germantown                                      -        2,057           4,510            48                -
   8/22/06    Briggs Chaney                                   -        2,073           2,802            34                -
   8/22/06    Oxon Hill                                       -        1,557           3,971            43                -
   8/22/06    Frederick / Thomas Johnson Dr                   -        1,811           2,695           109                -
   8/22/06    Clinton                                         -        2,728           5,363            78                -
   8/22/06    Reisterstown                                    -          833           2,035            56                -
   8/22/06    Plymouth                                        -        2,018           4,415            64                -
   8/22/06    23014 Madison Heights                           -        2,354           4,391           152                -
   8/22/06    Ann Arbor                                       -        1,921           4,068            26                -
   8/22/06    Canton                                          -          710           4,287            52                -
   8/22/06    23021 Fraser                                    -        2,026           5,393            84                -
   8/22/06    Livonia                                         -        1,849           3,860            22                -
   8/22/06    23023 Sterling Heights                          -        2,996           5,358            51                -
   8/22/06    23024 Warren                                    -        3,345           7,004            21                -
   8/22/06    23025 Rochester                                 -        1,876           3,032            40                -
   8/22/06    Taylor                                          -        1,635           4,808            43                -
   8/22/06    Jackson                                         -          442           1,756            48                -
   8/22/06    23032 Troy(Satellite of 08100)                  -        1,237           2,093            35                -
   8/22/06    23034 Rochester Hills                           -        1,780           4,559            35                -
   8/22/06    23037 Auburn Hills                              -        1,888           3,017            20                -
   8/22/06    23039 Flint South                               -          543           3,068            47                -
   8/22/06    23040 Troy - Maple                              -        2,570           5,775            21                -
   8/22/06    Matawan                                         -        4,282           7,813            23                -
   8/22/06    Marlboro                                        -        2,214           5,868            57                -
   8/22/06    Voorhees                                        -        2,705           5,486            23                -
   8/22/06    Dover/Rockaway                                  -        3,395           5,327            20                -
   8/22/06    Marlton                                         -        1,635           2,273            49                -
   8/22/06    West Paterson                                   -          701           5,689            48                -
   8/22/06    Yonkers                                         -        4,473           9,925           809                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------
   8/22/06    Glendale  / Keystone Ave.                     1,733        3,994         5,727            234
   8/22/06    College Park / W. 86th St.                    1,381        2,773         4,154            160
   8/22/06    Carmel / N. Range Line Rd.                    2,580        5,049         7,629            296
   8/22/06    Geogetown / Georgetown Rd.                    1,263        4,242         5,505            248
   8/22/06    Fishers / Allisonville Rd.                    2,106        3,691         5,797            218
   8/22/06    Castleton / Corporate Dr.                       914        2,520         3,434            147
   8/22/06    Geist / Fitness Lane                          2,133        3,749         5,882            219
   8/22/06    Indianapolis / E. 6nd St.                       444        2,174         2,618            127
   8/22/06    Suitland                                      2,337        5,876         8,213            342
   8/22/06    Gaithersburg                                  4,239        8,595        12,834            502
   8/22/06    Germantown                                    2,057        4,558         6,615            267
   8/22/06    Briggs Chaney                                 2,073        2,836         4,909            165
   8/22/06    Oxon Hill                                     1,557        4,014         5,571            236
   8/22/06    Frederick / Thomas Johnson Dr                 1,811        2,804         4,615            161
   8/22/06    Clinton                                       2,728        5,441         8,169            316
   8/22/06    Reisterstown                                    833        2,091         2,924            120
   8/22/06    Plymouth                                      2,018        4,479         6,497            262
   8/22/06    23014 Madison Heights                         2,354        4,543         6,897            267
   8/22/06    Ann Arbor                                     1,921        4,094         6,015            238
   8/22/06    Canton                                          710        4,339         5,049            252
   8/22/06    23021 Fraser                                  2,026        5,477         7,503            317
   8/22/06    Livonia                                       1,849        3,882         5,731            227
   8/22/06    23023 Sterling Heights                        2,996        5,409         8,405            314
   8/22/06    23024 Warren                                  3,345        7,025        10,370            410
   8/22/06    23025 Rochester                               1,876        3,072         4,948            179
   8/22/06    Taylor                                        1,635        4,851         6,486            282
   8/22/06    Jackson                                         442        1,804         2,246            105
   8/22/06    23032 Troy(Satellite of 08100)                1,237        2,128         3,365            123
   8/22/06    23034 Rochester Hills                         1,780        4,594         6,374            268
   8/22/06    23037 Auburn Hills                            1,888        3,037         4,925            178
   8/22/06    23039 Flint South                               543        3,115         3,658            181
   8/22/06    23040 Troy - Maple                            2,570        5,796         8,366            338
   8/22/06    Matawan                                       4,282        7,836        12,118            457
   8/22/06    Marlboro                                      2,214        5,925         8,139            348
   8/22/06    Voorhees                                      2,705        5,509         8,214            322
   8/22/06    Dover/Rockaway                                3,395        5,347         8,742            312
   8/22/06    Marlton                                       1,635        2,322         3,957            137
   8/22/06    West Paterson                                   701        5,737         6,438            335
   8/22/06    Yonkers                                       4,473       10,734        15,207            584


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
-------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Van Dam Street                                  -        3,527           6,935         1,368                -
   8/22/06    Northern Blvd                                   -        5,373           9,970           433                -
   8/22/06    Gold Street                                     -        6,747          16,544           432                -
   8/22/06    Utica Avenue                                    -        7,746          13,063           112                -
   8/22/06    Melville                                        -        4,659           6,572            96                -
   8/22/06    Westgate                                        -          697           1,211            74                -
   8/22/06    Capital Boulevard                               -          757           1,681            24                -
   8/22/06    Cary                                            -        1,145           5,104            57                -
   8/22/06    Garner                                          -          529           1,211            29                -
   8/22/06    Morrisville                                     -          703           1,880            65                -
   8/22/06    Atlantic Avenue                                 -        1,693           6,293            35                -
   8/22/06    Friendly Avenue                                 -        1,169           3,043            41                -
   8/22/06    Glenwood Avenue                                 -        1,689           4,948            60                -
   8/22/06    Poole Road                                      -        1,271           2,919            28                -
   8/22/06    South Raleigh                                   -          800           2,219            38                -
   8/22/06    Wendover                                        -        2,891           7,656            48                -
   8/22/06    Beaverton / Hwy 217 & Allen Bl                  -        2,130           3,908            48                -
   8/22/06    Gresham / Hogan Rd                              -        1,957           4,438            24                -
   8/22/06    Hillsboro / TV Hwy & 30th St                    -        3,095           8,504            29                -
   8/22/06    Westchester                                     -            -           5,735            50                -
   8/22/06    Airport                                         -        4,597           8,728            67                -
   8/22/06    Oxford Valley                                   -        2,430           5,365            40                -
   8/22/06    Valley Forge                                    -            -               -            36                -
   8/22/06    Jenkintown                                      -            -               -            19                -
   8/22/06    Burke                                           -        2,522           4,019            24                -
   8/22/06    Midlothian Turnpike                             -        1,978           3,244            37                -
   8/22/06    South Military Highway                          -        1,611           2,903            29                -
   8/22/06    Newport News North                              -        2,073           4,067            42                -
   8/22/06    Virginia Beach Blvd.                            -        2,743           4,786            46                -
   8/22/06    Bayside                                         -        1,570           2,708            30                -
   8/22/06    Chesapeake                                      -        1,507           4,296            32                -
   8/22/06    Leesburg                                        -        1,935           2,485            30                -
   8/22/06    Dale City                                       -        1,885           3,335            88                -
   8/22/06    Gainesville                                     -        1,377           2,046            32                -
   8/22/06    Charlottesville                                 -        1,481           2,397            53                -
   8/22/06    Laskin Road                                     -        1,448           2,634            44                -
   8/22/06    Holland Road                                    -        1,565           2,227            42                -
   8/22/06    Princess Anne Road                              -        1,479           2,766            28                -
   8/22/06    Cedar Road                                      -        1,138           2,083            47                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Van Dam Street                                 3,527        8,303        11,830            415
   8/22/06    Northern Blvd                                  5,373       10,403        15,776            593
   8/22/06    Gold Street                                    6,747       16,976        23,723          1,037
   8/22/06    Utica Avenue                                   7,746       13,175        20,921            767
   8/22/06    Melville                                       4,659        6,668        11,327            388
   8/22/06    Westgate                                         697        1,285         1,982             75
   8/22/06    Capital Boulevard                                757        1,705         2,462            101
   8/22/06    Cary                                           1,145        5,161         6,306            303
   8/22/06    Garner                                           529        1,240         1,769             73
   8/22/06    Morrisville                                      703        1,945         2,648            111
   8/22/06    Atlantic Avenue                                1,693        6,328         8,021            369
   8/22/06    Friendly Avenue                                1,169        3,084         4,253            180
   8/22/06    Glenwood Avenue                                1,689        5,008         6,697            293
   8/22/06    Poole Road                                     1,271        2,947         4,218            173
   8/22/06    South Raleigh                                    800        2,257         3,057            132
   8/22/06    Wendover                                       2,891        7,704        10,595            452
   8/22/06    Beaverton / Hwy 217 & Allen Bl                 2,130        3,956         6,086            231
   8/22/06    Gresham / Hogan Rd                             1,957        4,462         6,419            261
   8/22/06    Hillsboro / TV Hwy & 30th St                   3,095        8,533        11,628            498
   8/22/06    Westchester                                        -        5,785         5,785            337
   8/22/06    Airport                                        4,597        8,795        13,392            513
   8/22/06    Oxford Valley                                  2,430        5,405         7,835            315
   8/22/06    Valley Forge                                       -           36            36              2
   8/22/06    Jenkintown                                         -           19            19              1
   8/22/06    Burke                                          2,522        4,043         6,565            236
   8/22/06    Midlothian Turnpike                            1,978        3,281         5,259            192
   8/22/06    South Military Highway                         1,611        2,932         4,543            172
   8/22/06    Newport News North                             2,073        4,109         6,182            241
   8/22/06    Virginia Beach Blvd.                           2,743        4,832         7,575            283
   8/22/06    Bayside                                        1,570        2,738         4,308            160
   8/22/06    Chesapeake                                     1,507        4,328         5,835            253
   8/22/06    Leesburg                                       1,935        2,515         4,450            147
   8/22/06    Dale City                                      1,885        3,423         5,308            199
   8/22/06    Gainesville                                    1,377        2,078         3,455            123
   8/22/06    Charlottesville                                1,481        2,450         3,931            144
   8/22/06    Laskin Road                                    1,448        2,678         4,126            158
   8/22/06    Holland Road                                   1,565        2,269         3,834            133
   8/22/06    Princess Anne Road                             1,479        2,794         4,273            163
   8/22/06    Cedar Road                                     1,138        2,130         3,268            124


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
----------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Crater Road                                     -        1,497           2,266            67                -
   8/22/06    Temple                                          -          993           2,231            67                -
   8/22/06    Jefferson Davis Hwy                             -          954           2,156            32                -
   8/22/06    McLean                                          -            -           8,815            79                -
   8/22/06    Burke Centre                                    -        4,756           8,705            22                -
   8/22/06    Fordson                                         -        3,063           5,235            31                -
   8/22/06    Fullerton                                       -        4,199           8,867            67                -
   8/22/06    Telegraph                                       -        2,183           4,467            52                -
   8/22/06    Mt Vernon                                       -        4,876          11,544            24                -
   8/22/06    Bellingham                                      -        2,160           4,340            47                -
   8/22/06    Everett Central                                 -        2,137           4,342            33                -
   8/22/06    Tacoma / Highland Hills                         -        2,647           5,533            37                -
   8/22/06    Edmonds                                         -        5,883          10,514            31                -
   8/22/06    Kirkland 124th                                  -        2,827           5,031            85                -
   8/22/06    Woodinville                                     -        2,603           5,723            53                -
   8/22/06    Burien / Des Moines                             -        3,063           5,952            36                -
   8/22/06    SeaTac                                          -        2,439           4,623           272                -
   8/22/06    Southcenter-Satellite of 08251                  -        2,054           3,665            61                -
   8/22/06    Puyallup / Canyon Rd                            -        1,123           1,940            15                -
   8/22/06    Puyallup / South Hill                           -        1,567           2,610            28                -
   8/22/06    Queen Anne/Magnolia                             -        3,191          11,723            64                -
   8/22/06    Kennydale                                       -        3,424           7,799            50                -
   8/22/06    Bellefield                                      -        3,019           5,541            35                -
   8/22/06    Factoria Square                                 -        3,431           8,891            58                -
   8/22/06    Auburn / 16th Ave                               -        2,491           4,716            26                -
   8/22/06    East Bremerton                                  -        1,945           5,203            42                -
   8/22/06    Port Orchard                                    -        1,144           2,885            22                -
   8/22/06    West Seattle                                    -        3,573           8,711            39                -
   8/22/06    Vancouver / Salmon Creek                        -        2,667           5,597            35                -
   8/22/06    West Bremerton                                  -        1,778           3,067            15                -
   8/22/06    Kent / 132nd                                    -        1,806           3,880            26                -
   8/22/06    Lacey / Martin Way & Marvin Rd                  -        1,211           2,162            22                -
   8/22/06    Lynwood / Hwy 9 & 189th St SW                   -        2,172           3,518            45                -
   8/22/06    W Olympia / Black Lake Blvd II                  -        1,295           2,300            34                -
   8/22/06    Parkland / A St                                 -        1,855           3,819            41                -
   8/22/06    Lake Union                                      -        7,586          11,024         1,904                -
   8/22/06    Bellevue / 122nd                                -        9,552          21,891            67                -
   8/22/06    Gig Harbor/Olympic & Soundview                  -        1,762           3,196            44                -
   8/22/06    Seattle /Ballinger Way & 205th                  -            -           7,098            21                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Crater Road                                    1,497        2,333         3,830            137
   8/22/06    Temple                                           993        2,298         3,291            135
   8/22/06    Jefferson Davis Hwy                              954        2,188         3,142            129
   8/22/06    McLean                                             -        8,894         8,894            519
   8/22/06    Burke Centre                                   4,756        8,727        13,483            510
   8/22/06    Fordson                                        3,063        5,266         8,329            308
   8/22/06    Fullerton                                      4,199        8,934        13,133            520
   8/22/06    Telegraph                                      2,183        4,519         6,702            263
   8/22/06    Mt Vernon                                      4,876       11,568        16,444            675
   8/22/06    Bellingham                                     2,160        4,387         6,547            257
   8/22/06    Everett Central                                2,137        4,375         6,512            256
   8/22/06    Tacoma / Highland Hills                        2,647        5,570         8,217            325
   8/22/06    Edmonds                                        5,883       10,545        16,428            616
   8/22/06    Kirkland 124th                                 2,827        5,116         7,943            298
   8/22/06    Woodinville                                    2,603        5,776         8,379            337
   8/22/06    Burien / Des Moines                            3,063        5,988         9,051            351
   8/22/06    SeaTac                                         2,439        4,895         7,334            278
   8/22/06    Southcenter-Satellite of 08251                 2,054        3,726         5,780            217
   8/22/06    Puyallup / Canyon Rd                           1,123        1,955         3,078            114
   8/22/06    Puyallup / South Hill                          1,567        2,638         4,205            155
   8/22/06    Queen Anne/Magnolia                            3,191       11,787        14,978            688
   8/22/06    Kennydale                                      3,424        7,849        11,273            458
   8/22/06    Bellefield                                     3,019        5,576         8,595            325
   8/22/06    Factoria Square                                3,431        8,949        12,380            522
   8/22/06    Auburn / 16th Ave                              2,491        4,742         7,233            277
   8/22/06    East Bremerton                                 1,945        5,245         7,190            305
   8/22/06    Port Orchard                                   1,144        2,907         4,051            170
   8/22/06    West Seattle                                   3,573        8,750        12,323            510
   8/22/06    Vancouver / Salmon Creek                       2,667        5,632         8,299            329
   8/22/06    West Bremerton                                 1,778        3,082         4,860            180
   8/22/06    Kent / 132nd                                   1,806        3,906         5,712            228
   8/22/06    Lacey / Martin Way & Marvin Rd                 1,211        2,184         3,395            128
   8/22/06    Lynwood / Hwy 9 & 189th St SW                  2,172        3,563         5,735            209
   8/22/06    W Olympia / Black Lake Blvd II                 1,295        2,334         3,629            135
   8/22/06    Parkland / A St                                1,855        3,860         5,715            225
   8/22/06    Lake Union                                     7,586       12,928        20,514            646
   8/22/06    Bellevue / 122nd                               9,552       21,958        31,510          1,281
   8/22/06    Gig Harbor/Olympic & Soundview                 1,762        3,240         5,002            187
   8/22/06    Seattle /Ballinger Way & 205th                     -        7,119         7,119            415


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Scottsdale South                                -        2,377           3,524            28                -
   8/22/06    Phoenix                                         -        2,516           5,638            60                -
   8/22/06    Chandler                                        -        2,910           5,460            27                -
   8/22/06    Phoenix East                                    -        1,524           5,151            61                -
   8/22/06    Mesa                                            -        1,604           4,434            66                -
   8/22/06    Union City                                      -        1,905           3,091         4,927                -
   8/22/06    La Habra                                        -        5,439          10,239            49                -
   8/22/06    Palo Alto                                       -        4,259           6,362            47                -
   8/22/06    Kearney - Balboa                                -        4,565          11,584           126                -
   8/22/06    South San Francisco                             -        1,593           4,995           149                -
   8/22/06    Mountain View                                   -        1,505           3,839            19                -
   8/22/06    Denver / Tamarac II                             -          666           1,109            58                -
   8/22/06    Littleton / Windermere I                        -        2,214           4,186           144                -
   8/22/06    Thornton / Quivas                               -          547           1,439            18                -
   8/22/06    Northglenn / Irma Dr.                           -        1,579           3,716         1,988                -
   8/22/06    Oakland Park                                    -        8,821          20,512           463                -
   8/22/06    Seminole                                        -        1,821           3,817            86                -
   8/22/06    Military Trail                                  -        6,514          10,965           111                -
   8/22/06    Blue Heron                                      -        8,121          11,641           113                -
   8/22/06    Alsip / 127th St                                -        1,891           3,414            74                -
   8/22/06    Dolton                                          -        1,784           4,508            28                -
   8/22/06    Lombard / 330 W North Ave                       -        1,506           2,596           115                -
   8/22/06    Rolling Meadows / Rohlwing                      -        1,839           3,620            91                -
   8/22/06    Schaumburg / Hillcrest Blvd                     -        1,732           4,026            42                -
   8/22/06    Bridgeview                                      -        1,396           3,651            90                -
   8/22/06    Willowbrook                                     -        1,730           3,355            45                -
   8/22/06    Lisle                                           -        1,967           3,525            46                -
   8/22/06    Laurel                                          -        1,323           2,577            33                -
   8/22/06    Crofton                                         -        1,373           3,377            35                -
   8/22/06    Lansing                                         -          114           1,126            48                -
   8/22/06    Southfield                                      -        4,181           6,338            19                -
   8/22/06    23006 Troy - Oakland Mall                       -        2,281           4,953            43                -
   8/22/06    Walled Lake                                     -        2,788           4,784            26                -
   8/22/06    Salem / Lancaster                               -        2,036           4,827            52                -
   8/22/06    Tigard / King City                              -        1,959           7,189            16                -
   8/22/06    Portland / SE 82nd Ave                          -        1,519           4,390            39                -
   8/22/06    Beaverton/HWY 217 & Denny Rd E                  -        3,294           7,186            27                -
   8/22/06    Beaverton / Cornell Rd                          -        1,869           3,814            20                -
   8/22/06    Fairfax                                         -        6,895          10,006            52                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Scottsdale South                               2,377        3,552         5,929            208
   8/22/06    Phoenix                                        2,516        5,698         8,214            332
   8/22/06    Chandler                                       2,910        5,487         8,397            321
   8/22/06    Phoenix East                                   1,524        5,212         6,736            304
   8/22/06    Mesa                                           1,604        4,500         6,104            262
   8/22/06    Union City                                     1,905        8,018         9,923            329
   8/22/06    La Habra                                       5,439       10,288        15,727            599
   8/22/06    Palo Alto                                      4,259        6,409        10,668            376
   8/22/06    Kearney - Balboa                               4,565       11,710        16,275            687
   8/22/06    South San Francisco                            1,593        5,144         6,737            303
   8/22/06    Mountain View                                  1,505        3,858         5,363            226
   8/22/06    Denver / Tamarac II                              666        1,167         1,833             68
   8/22/06    Littleton / Windermere I                       2,214        4,330         6,544            257
   8/22/06    Thornton / Quivas                                547        1,457         2,004             85
   8/22/06    Northglenn / Irma Dr.                          1,579        5,704         7,283            277
   8/22/06    Oakland Park                                   8,821       20,975        29,796          1,230
   8/22/06    Seminole                                       1,821        3,903         5,724            227
   8/22/06    Military Trail                                 6,514       11,076        17,590            646
   8/22/06    Blue Heron                                     8,121       11,754        19,875            686
   8/22/06    Alsip / 127th St                               1,891        3,488         5,379            204
   8/22/06    Dolton                                         1,784        4,536         6,320            265
   8/22/06    Lombard / 330 W North Ave                      1,506        2,711         4,217            158
   8/22/06    Rolling Meadows / Rohlwing                     1,839        3,711         5,550            215
   8/22/06    Schaumburg / Hillcrest Blvd                    1,732        4,068         5,800            237
   8/22/06    Bridgeview                                     1,396        3,741         5,137            224
   8/22/06    Willowbrook                                    1,730        3,400         5,130            200
   8/22/06    Lisle                                          1,967        3,571         5,538            208
   8/22/06    Laurel                                         1,323        2,610         3,933            151
   8/22/06    Crofton                                        1,373        3,412         4,785            199
   8/22/06    Lansing                                          114        1,174         1,288             69
   8/22/06    Southfield                                     4,181        6,357        10,538            371
   8/22/06    23006 Troy - Oakland Mall                      2,281        4,996         7,277            291
   8/22/06    Walled Lake                                    2,788        4,810         7,598            280
   8/22/06    Salem / Lancaster                              2,036        4,879         6,915            284
   8/22/06    Tigard / King City                             1,959        7,205         9,164            421
   8/22/06    Portland / SE 82nd Ave                         1,519        4,429         5,948            258
   8/22/06    Beaverton/HWY 217 & Denny Rd E                 3,294        7,213        10,507            422
   8/22/06    Beaverton / Cornell Rd                         1,869        3,834         5,703            224
   8/22/06    Fairfax                                        6,895       10,058        16,953            587


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
----------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Falls Church                                    -        2,488          15,341            47                -
   8/22/06    Manassas West                                   -          912           2,826            25                -
   8/22/06    Herndon                                         -        2,625           3,105            71                -
   8/22/06    Newport News South                              -        2,190           5,264            18                -
   8/22/06    North Richmond                                  -        1,606           2,411           148                -
   8/22/06    Kempsville                                      -        1,165           1,951            26                -
   8/22/06    Manassas East                                   -        1,297           2,843            46                -
   8/22/06    Vancouver / Vancouver Mall                      -        1,751           3,251            55                -
   8/22/06    White Center(aka West Seattle)                  -        2,091           4,530            43                -
   8/22/06    Factoria                                        -        2,770           5,429           113                -
   8/22/06    Federal Way/Pac Hwy& 320th St                   -        4,027           8,554         2,267                -
   8/22/06    Renton                                          -        2,752           6,378            36                -
   8/22/06    Issaquah                                        -        3,739           5,624            24                -
   8/22/06    East Lynnwood                                   -        2,250           4,790            66                -
   8/22/06    Tacoma / 96th St & 32nd Ave                     -        1,604           2,394            32                -
   8/22/06    Smokey Point                                    -          607           1,723            37                -
   8/22/06    Shoreline / 145th                               -        2,926           4,910         3,504                -
   8/22/06    23038 Mt. Clemens                           1,871        1,247           3,590            20                -
   8/22/06    Ramsey                                          -          552           2,155            34                -
   8/22/06    Apple Valley / 155th St                         -        1,203           3,136            28                -
   8/22/06    Brooklyn Park / 73rd Ave                        -        1,953           3,902           170                -
   8/22/06    Burnsville Parkway W                            -        1,561           4,359            48                -
   8/22/06    Chanhassen                                      -        3,292           6,220            50                -
   8/22/06    Coon Rapids / Robinson Dr                       -        1,991           4,975           184                -
   8/22/06    Eden Prairie East                               -        3,516           5,682           144                -
   8/22/06    Eden Prairie West                               -        3,713           7,177            38                -
   8/22/06    Edina                                           -        4,422           8,190            23                -
   8/22/06    Hopkins                                         -        1,460           2,510            23                -
   8/22/06    Little Canada                                   -        3,490           7,062            42                -
   8/22/06    Maple Grove / Lakeland Dr                       -        1,513           3,272           768                -
   8/22/06    Minnetonka                                      -        1,318           2,087            45                -
   8/22/06    Plymouth 169                                    -          684           1,323            89                -
   8/22/06    Plymouth 494                                    -        2,000           4,260           227                -
   8/22/06    Plymouth West                                   -        1,973           6,638            36                -
   8/22/06    Richfield                                       -        1,641           5,688           123                -
   8/22/06    Shorewood                                       -        2,805           7,244            61                -
   8/22/06    Woodbury / Wooddale Dr                          -        2,220           5,307            57                -
   8/22/06    Central Parkway                                 -        2,545           4,637            53                -
   8/22/06    Kirkman East                                    -        2,479           3,717           151                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Falls Church                                   2,488       15,388        17,876            898
   8/22/06    Manassas West                                    912        2,851         3,763            166
   8/22/06    Herndon                                        2,625        3,176         5,801            185
   8/22/06    Newport News South                             2,190        5,282         7,472            308
   8/22/06    North Richmond                                 1,606        2,559         4,165            151
   8/22/06    Kempsville                                     1,165        1,977         3,142            116
   8/22/06    Manassas East                                  1,297        2,889         4,186            170
   8/22/06    Vancouver / Vancouver Mall                     1,751        3,306         5,057            193
   8/22/06    White Center(aka West Seattle)                 2,091        4,573         6,664            266
   8/22/06    Factoria                                       2,770        5,542         8,312            320
   8/22/06    Federal Way/Pac Hwy& 320th St                  4,031       10,817        14,848            568
   8/22/06    Renton                                         2,752        6,414         9,166            375
   8/22/06    Issaquah                                       3,739        5,648         9,387            329
   8/22/06    East Lynnwood                                  2,250        4,856         7,106            282
   8/22/06    Tacoma / 96th St & 32nd Ave                    1,604        2,426         4,030            142
   8/22/06    Smokey Point                                     607        1,760         2,367            103
   8/22/06    Shoreline / 145th                              2,926        8,414        11,340            478
   8/22/06    23038 Mt. Clemens                              1,247        3,610         4,857            211
   8/22/06    Ramsey                                           552        2,189         2,741            128
   8/22/06    Apple Valley / 155th St                        1,203        3,164         4,367            184
   8/22/06    Brooklyn Park / 73rd Ave                       1,953        4,072         6,025            245
   8/22/06    Burnsville Parkway W                           1,561        4,407         5,968            257
   8/22/06    Chanhassen                                     3,292        6,270         9,562            367
   8/22/06    Coon Rapids / Robinson Dr                      1,991        5,159         7,150            305
   8/22/06    Eden Prairie East                              3,516        5,826         9,342            342
   8/22/06    Eden Prairie West                              3,713        7,215        10,928            421
   8/22/06    Edina                                          4,422        8,213        12,635            480
   8/22/06    Hopkins                                        1,460        2,533         3,993            148
   8/22/06    Little Canada                                  3,490        7,104        10,594            414
   8/22/06    Maple Grove / Lakeland Dr                      1,513        4,040         5,553            236
   8/22/06    Minnetonka                                     1,318        2,132         3,450            125
   8/22/06    Plymouth 169                                     684        1,412         2,096             82
   8/22/06    Plymouth 494                                   2,000        4,487         6,487            264
   8/22/06    Plymouth West                                  1,973        6,674         8,647            390
   8/22/06    Richfield                                      1,641        5,811         7,452            337
   8/22/06    Shorewood                                      2,805        7,305        10,110            427
   8/22/06    Woodbury / Wooddale Dr                         2,220        5,364         7,584            313
   8/22/06    Central Parkway                                2,545        4,690         7,235            274
   8/22/06    Kirkman East                                   2,479        3,868         6,347            227


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Pinole                                          -        1,703           3,047            26                -
   8/22/06    Martinez                                        -        3,277           7,126            31                -
   8/22/06    Portland / 16th & Sandy Blvd                    -        1,053           3,802            63                -
   8/22/06    Houghton                                        -        2,694           4,132            23                -
   8/22/06    Antioch                                         -        1,853           6,475            22                -
   8/22/06    Walnut Creek                                    -            -               -            42                -
   8/22/06    Holcomb Bridge                                  -        1,906           4,303            34                -
   8/22/06    Palatine / Rand Rd                              -        1,215           1,895            31                -
   8/22/06    WashingtonSquare/Wash.Point Dr                  -          523           1,073            42                -
   8/22/06    Indianapolis-Dwntwn/N.Illinois                  -          182           2,795            56                -
   8/22/06    Canton South                                    -          769           3,316            79                -
   8/22/06    Bricktown                                       -        2,881           5,834            39                -
   8/22/06    Commack                                         -        2,688           6,376            42                -
   8/22/06    Nesconset / Nesconset Hwy                       -        1,374           3,151            23                -
   8/22/06    Great Neck                                      -        1,229           3,299            24                -
   8/22/06    Hempstead / S. Franklin St.                     -          509           3,042            38                -
   8/22/06    Bethpage / Stuart Ave                           -        2,387           7,104            49                -
   8/22/06    44079 Helotes                                   -        1,833           3,557            25                -
   8/22/06    Medical Center San Antonio                      -        1,571           4,217            31                -
   8/22/06    44081 Oak Hills                                 -            -           7,449            50                -
   8/22/06    44082 Olympia                                   -        2,382           4,182            21                -
   8/22/06    Las Colinas                                     -          676           3,338            46                -
   8/22/06    Old Towne                                       -        2,756          13,080            48                -
   8/22/06    Juanita                                         -        2,318           7,554            28                -
   8/22/06    Ansley Park                                     -        3,132          11,926            73                -
   8/22/06    Brookhaven                                      -        2,740           8,333            33                -
   8/22/06    Decatur                                         -        2,556          10,146            32                -
   8/22/06    Oregon City                                     -        1,582           3,539            30                -
   8/22/06    Portland/Barbur Bl &Multonomah                  -        2,328           9,134            34                -
   8/22/06    Salem  / Liberty Road                           -        1,994           5,304           110                -
   8/22/06    Edgemont                                        -        3,585           7,704            22                -
   8/22/06    44001 Bedford                                   -        2,042           4,176            50                -
   8/22/06    44024 Kingwood                                  -        1,625           2,926            58                -
   8/22/06    44029 Hillcroft                                 -            -           3,994            25                -
   8/22/06    44030 T.C. Jester                               -        2,047           4,819            67                -
   8/22/06    Windcrest                                       -          764           2,601           102                -
   8/22/06    44036 Mission Bend                              -        1,381           3,141            53                -
   8/22/06    Parker Road & Independence                      -        2,593           5,464            36                -
   8/22/06    Park Cities East                                -        4,205           6,259            28                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Pinole                                         1,703        3,073         4,776            179
   8/22/06    Martinez                                       3,277        7,157        10,434            419
   8/22/06    Portland / 16th & Sandy Blvd                   1,053        3,865         4,918            226
   8/22/06    Houghton                                       2,694        4,155         6,849            244
   8/22/06    Antioch                                        1,853        6,497         8,350            379
   8/22/06    Walnut Creek                                       -           42            42              2
   8/22/06    Holcomb Bridge                                 1,906        4,337         6,243            253
   8/22/06    Palatine / Rand Rd                             1,215        1,926         3,141            113
   8/22/06    WashingtonSquare/Wash.Point Dr                   523        1,115         1,638             65
   8/22/06    Indianapolis-Dwntwn/N.Illinois                   182        2,851         3,033            166
   8/22/06    Canton South                                     769        3,395         4,164            198
   8/22/06    Bricktown                                      2,881        5,873         8,754            342
   8/22/06    Commack                                        2,688        6,418         9,106            376
   8/22/06    Nesconset / Nesconset Hwy                      1,374        3,174         4,548            186
   8/22/06    Great Neck                                     1,229        3,323         4,552            194
   8/22/06    Hempstead / S. Franklin St.                      509        3,080         3,589            179
   8/22/06    Bethpage / Stuart Ave                          2,387        7,153         9,540            416
   8/22/06    44079 Helotes                                  1,833        3,582         5,415            266
   8/22/06    Medical Center San Antonio                     1,571        4,248         5,819            248
   8/22/06    44081 Oak Hills                                    -        7,499         7,499            437
   8/22/06    44082 Olympia                                  2,382        4,203         6,585            245
   8/22/06    Las Colinas                                      676        3,384         4,060            197
   8/22/06    Old Towne                                      2,756       13,128        15,884            765
   8/22/06    Juanita                                        2,318        7,582         9,900            442
   8/22/06    Ansley Park                                    3,132       11,999        15,131            700
   8/22/06    Brookhaven                                     2,740        8,366        11,106            488
   8/22/06    Decatur                                        2,556       10,178        12,734            594
   8/22/06    Oregon City                                    1,582        3,569         5,151            208
   8/22/06    Portland/Barbur Bl &Multonomah                 2,328        9,168        11,496            536
   8/22/06    Salem  / Liberty Road                          1,994        5,414         7,408            318
   8/22/06    Edgemont                                       3,585        7,726        11,311            451
   8/22/06    44001 Bedford                                  2,042        4,226         6,268            246
   8/22/06    44024 Kingwood                                 1,625        2,984         4,609            173
   8/22/06    44029 Hillcroft                                    -        4,019         4,019            235
   8/22/06    44030 T.C. Jester                              2,047        4,886         6,933            286
   8/22/06    Windcrest                                        764        2,703         3,467            158
   8/22/06    44036 Mission Bend                             1,381        3,194         4,575            185
   8/22/06    Parker Road & Independence                     2,593        5,500         8,093            322
   8/22/06    Park Cities East                               4,205        6,287        10,492            367


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   8/22/06    MaCarthur Crossing                              -        2,635           5,698            26                -
   8/22/06    Arlington/S.Cooper &Green Oaks                  -        2,305           4,308            23                -
   8/22/06    Woodforest                                      -        1,534           3,545           966                -
   8/22/06    Preston Road                                    -        1,931           3,246            29                -
   8/22/06    44043 East Lamar                                -        1,581           2,878            45                -
   8/22/06    Lewisville/Interstate 35 &Main                  -        2,696           4,311            51                -
   8/22/06    44046 Round Rock                                -        1,256           2,153            25                -
   8/22/06    44047 Slaughter Lane                            -        1,881           3,326            33                -
   8/22/06    Valley Ranch                                    -        1,927           5,390            27                -
   8/22/06    44050 Nacogdoches                               -        1,422           2,655            47                -
   8/22/06    Thousand Oaks                                   -        1,815           3,814            43                -
   8/22/06    44054 Highway 78                                -        1,344           2,288            32                -
   8/22/06    44057 The Quarry                                -        1,841           8,765            55                -
   8/22/06    44062 Cinco Ranch                               -          939           2,085            20                -
   8/22/06    North Carrollton                                -        2,408           4,204            54                -
   8/22/06    44073 First Colony                              -        1,181           2,930            27                -
   8/22/06    44074 North Park                                -        1,444           3,253            30                -
   8/22/06    44075 South Main - TX                           -          521             723            73                -
   8/22/06    44077 Westchase                                 -          903           3,748            37                -
   8/22/06    44086 Lakeline                                  -        1,289           3,762            38                -
   8/22/06    44087 Highway 26                                -        1,353           3,147            21                -
   8/22/06    44088 Shavano Park                              -          972           4,973            22                -
   8/22/06    44089 Oltorf                                    -          880           3,693            39                -
   8/22/06    44090 Irving                                    -          686           1,367            83                -
   8/22/06    44091 Hill Country Village                      -          988           3,524            59                -
   8/22/06    44092 San Antonio NE                            -          253             664            78                -
   8/22/06    East Pioneer II                                 -          786           1,784            40                -
   8/22/06    44095 Westheimer                                -          594           2,316           114                -
   8/22/06    San Antonio/Jones-Maltsberger                   -        1,102           2,637            38                -
   8/22/06    44097 Beltline                                  -        1,291           2,336            63                -
   8/22/06    44098 MacArthur                                 -        1,590           2,265            29                -
   8/22/06    Hurst / S. Pipeline Rd                          -          661           1,317            37                -
   8/22/06    Balcones Hts/Fredericksburg Rd                  -        2,372           4,718            47                -
   8/22/06    44101 Blanco Road                               -        1,742           4,813            49                -
   8/22/06    Leon Valley/Bandera Road                        -          501           1,044         2,465                -
   8/22/06    44103 Imperial Valley                           -        1,166           2,756            47                -
   8/22/06    44104 Sugarland                                 -        1,714           3,407            34                -
   8/22/06    44105 Woodlands                                 -        1,353           3,131            54                -
   8/22/06    44106 Federal Road                              -        1,021           3,086            34                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    MaCarthur Crossing                             2,635        5,724         8,359            335
   8/22/06    Arlington/S.Cooper &Green Oaks                 2,305        4,331         6,636            252
   8/22/06    Woodforest                                     1,534        4,511         6,045            261
   8/22/06    Preston Road                                   1,931        3,275         5,206            191
   8/22/06    44043 East Lamar                               1,581        2,923         4,504            171
   8/22/06    Lewisville/Interstate 35 &Main                 2,696        4,362         7,058            254
   8/22/06    44046 Round Rock                               1,256        2,178         3,434            128
   8/22/06    44047 Slaughter Lane                           1,881        3,359         5,240            195
   8/22/06    Valley Ranch                                   1,927        5,417         7,344            316
   8/22/06    44050 Nacogdoches                              1,422        2,702         4,124            158
   8/22/06    Thousand Oaks                                  1,815        3,857         5,672            225
   8/22/06    44054 Highway 78                               1,344        2,320         3,664            135
   8/22/06    44057 The Quarry                               1,841        8,820        10,661            514
   8/22/06    44062 Cinco Ranch                                939        2,105         3,044            122
   8/22/06    North Carrollton                               2,408        4,258         6,666            250
   8/22/06    44073 First Colony                             1,181        2,957         4,138            172
   8/22/06    44074 North Park                               1,444        3,283         4,727            191
   8/22/06    44075 South Main - TX                            521          796         1,317             47
   8/22/06    44077 Westchase                                  903        3,785         4,688            221
   8/22/06    44086 Lakeline                                 1,289        3,800         5,089            222
   8/22/06    44087 Highway 26                               1,353        3,168         4,521            186
   8/22/06    44088 Shavano Park                               972        4,995         5,967            292
   8/22/06    44089 Oltorf                                     880        3,732         4,612            218
   8/22/06    44090 Irving                                     686        1,450         2,136             85
   8/22/06    44091 Hill Country Village                       988        3,583         4,571            208
   8/22/06    44092 San Antonio NE                             253          742           995             45
   8/22/06    East Pioneer II                                  786        1,824         2,610            106
   8/22/06    44095 Westheimer                                 594        2,430         3,024            143
   8/22/06    San Antonio/Jones-Maltsberger                  1,102        2,675         3,777            156
   8/22/06    44097 Beltline                                 1,291        2,399         3,690            141
   8/22/06    44098 MacArthur                                1,590        2,294         3,884            134
   8/22/06    Hurst / S. Pipeline Rd                           661        1,354         2,015             79
   8/22/06    Balcones Hts/Fredericksburg Rd                 2,372        4,765         7,137            277
   8/22/06    44101 Blanco Road                              1,742        4,862         6,604            284
   8/22/06    Leon Valley/Bandera Road                         501        3,509         4,010            140
   8/22/06    44103 Imperial Valley                          1,166        2,803         3,969            163
   8/22/06    44104 Sugarland                                1,714        3,441         5,155            201
   8/22/06    44105 Woodlands                                1,353        3,185         4,538            185
   8/22/06    44106 Federal Road                             1,021        3,120         4,141            182


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
----------------------------------------------------------------------------------------------------------------------------------
   8/22/06    44107 West University                           -        1,940           8,121            37                -
   8/22/06    Medical Center/Braeswood II                     -        1,121           4,678            42                -
   8/22/06    Richardson/Audelia &Buckingham                  -        1,034           2,703            26                -
   8/22/06    North Austin                                    -        2,143           3,674           121                -
   8/22/06    Warner                                          -        1,603           3,998            60                -
   8/22/06    44034 Universal City                            -          777           3,194            40                -
   8/22/06    Seattle / Lake City Way S                       -        3,406           7,789            66                -
   8/22/06    Arrowhead                                       -        2,372           5,818            64                -
   8/22/06    Ahwatukee                                       -        3,017           5,975            20                -
   8/22/06    Blossom Valley                                  -        2,721           8,418            22                -
   8/22/06    Jones Bridge                                    -        3,065           6,015            31                -
   8/22/06    Lawrenceville                                   -        2,076           5,188            28                -
   8/22/06    Fox Valley                                      -        1,880           3,622            37                -
   8/22/06    Eagle Creek / Shore Terrace                     -          880           2,878            47                -
   8/22/06    North Greenwood/E.CountyLineRd                  -            -           3,954            32                -
   8/22/06    Annapolis                                       -            -           7,439            34                -
   8/22/06    Creedmoor                                       -        3,579           7,366            51                -
   8/22/06    Painters Crossing                               -        1,582           4,527            31                -
   8/22/06    Greenville Ave & Meadow                         -        2,066           6,969            47                -
   8/22/06    Potomac Mills                                   -        2,806           7,347            39                -
   8/22/06    Sterling (Cascades)                             -        3,435           7,713            28                -
   8/22/06    Redmond / Plateau                               -        2,872           7,603            21                -
   8/22/06    Val Vista                                       -        3,686           6,223           477                -
   8/22/06    Van Ness                                        -       11,120          13,555           139                -
   8/22/06    Sandy Plains                                    -        2,452           4,669            33                -
   8/22/06    Country Club Hills                              -        2,783           5,438            36                -
   8/22/06    Schaumburg / Irving Park Rd                     -        2,695           4,781            32                -
   8/22/06    23033 Clinton Township                          -        1,917           4,143            17                -
   8/22/06    44060 Champions                                 -        1,061           3,207            30                -
   8/22/06    44061 Southlake                                 -        2,794           4,760            25                -
   8/22/06    City Place                                      -        2,045           5,776            37                -
   8/22/06    44066 Bee Cave Road                             -        3,546          10,341            33                -
   8/22/06    44068 Oak Farms                                 -        2,307           8,481            59                -
   8/22/06    44069 Henderson Street                          -          542           5,001            46                -
   8/22/06    Merrifield                                      -        5,061          10,949            41                -
   8/22/06    Mill Creek                                      -        2,917           7,252            28                -
   8/22/06    Pier 57                                         -        2,042           8,719            69                -
   8/22/06    Redmond / 90th                                  -        3,717           7,011            26                -
   8/22/06    Seattle / Capital Hill - 12th                   -        3,811          11,104           291                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   8/22/06    44107 West University                           1,940        8,158        10,098            476
   8/22/06    Medical Center/Braeswood II                     1,121        4,720         5,841            276
   8/22/06    Richardson/Audelia &Buckingham                  1,034        2,729         3,763            159
   8/22/06    North Austin                                    2,143        3,795         5,938            218
   8/22/06    Warner                                          1,603        4,058         5,661            237
   8/22/06    44034 Universal City                              777        3,234         4,011            189
   8/22/06    Seattle / Lake City Way S                       3,406        7,855        11,261            458
   8/22/06    Arrowhead                                       2,372        5,882         8,254            343
   8/22/06    Ahwatukee                                       3,017        5,995         9,012            350
   8/22/06    Blossom Valley                                  2,721        8,440        11,161            493
   8/22/06    Jones Bridge                                    3,065        6,046         9,111            354
   8/22/06    Lawrenceville                                   2,076        5,216         7,292            305
   8/22/06    Fox Valley                                      1,880        3,659         5,539            213
   8/22/06    Eagle Creek / Shore Terrace                       880        2,925         3,805            173
   8/22/06    North Greenwood/E.CountyLineRd                      -        3,986         3,986            233
   8/22/06    Annapolis                                           -        7,473         7,473            436
   8/22/06    Creedmoor                                       3,579        7,417        10,996            432
   8/22/06    Painters Crossing                               1,582        4,558         6,140            265
   8/22/06    Greenville Ave & Meadow                         2,066        7,016         9,082            409
   8/22/06    Potomac Mills                                   2,806        7,386        10,192            431
   8/22/06    Sterling (Cascades)                             3,435        7,741        11,176            451
   8/22/06    Redmond / Plateau                               2,872        7,624        10,496            446
   8/22/06    Val Vista                                       3,686        6,700        10,386            403
   8/22/06    Van Ness                                       11,120       13,694        24,814            798
   8/22/06    Sandy Plains                                    2,452        4,702         7,154            275
   8/22/06    Country Club Hills                              2,783        5,474         8,257            319
   8/22/06    Schaumburg / Irving Park Rd                     2,695        4,813         7,508            281
   8/22/06    23033 Clinton Township                          1,917        4,160         6,077            243
   8/22/06    44060 Champions                                 1,061        3,237         4,298            189
   8/22/06    44061 Southlake                                 2,794        4,785         7,579            279
   8/22/06    City Place                                      2,045        5,813         7,858            339
   8/22/06    44066 Bee Cave Road                             3,546       10,374        13,920            605
   8/22/06    44068 Oak Farms                                 2,307        8,540        10,847            499
   8/22/06    44069 Henderson Street                            542        5,047         5,589            294
   8/22/06    Merrifield                                      5,061       10,990        16,051            642
   8/22/06    Mill Creek                                      2,917        7,280        10,197            425
   8/22/06    Pier 57                                         2,042        8,788        10,830            513
   8/22/06    Redmond / 90th                                  3,717        7,037        10,754            411
   8/22/06    Seattle / Capital Hill - 12th                   3,811       11,395        15,206            653


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Costa Mesa                                  2,830        3,622           6,030            89                -
   8/22/06    West Park                                   7,241       11,715          12,915           288                -
   8/22/06    Cabot Road-Resco LLC                        4,217        5,168           9,253            93                -
   8/22/06    San Juan Creek-Resco LLC                    4,629        4,755          10,749           112                -
   8/22/06    Rancho San Diego-RESCO LLC                  3,708        4,226           7,652            82                -
   8/22/06    Palms - RESCO LLC                           4,636        2,491          11,404           117                -
   8/22/06    West Covina                                 3,711        3,595           7,360           111                -
   8/22/06    Woodland Hills                              4,704        4,376          11,898           143                -
   8/22/06    Long Beach                                      -        3,130          11,211           120                -
   8/22/06    Northridge                                      -        4,674          11,164           122                -
   8/22/06    Rancho Mirage                                   -        2,614           4,744            78                -
   8/22/06    Palm Desert                                     -        1,910           5,462            97                -
   8/22/06    Davie                                           -        4,842           9,388            67                -
   8/22/06    Portland / I-205 & Division                     -        2,026           4,299            42                -
   8/22/06    Milwaukie/Hwy224&Internatn'lWy                  -        2,867           5,926            19                -
   8/22/06    44031 River Oaks                                -        2,625           8,930            63                -
   8/22/06    Tacoma / South Sprague Ave                      -        2,189           4,776            46                -
   8/22/06    Vancouver / Hazel Dell                          -        2,299           4,313            37                -
   8/22/06    Canyon Park                                     -        3,628           7,327           167                -
   8/22/06    South Boulevard                             4,204        3,090           6,041            55            1,463
   8/22/06    Weddington                                  2,961        2,172           4,263            35            1,030
   8/22/06    Gastonia                                        -          644           2,808            25              507
   8/22/06    Amity Ct                                    1,897          610           1,378            35              313
   8/22/06    Pavilion                                    1,547        1,490           3,114            32              732
   8/22/06    Randleman                                   2,026        1,639           2,707            46              712
   8/22/06    Matthews                                        -        1,733           6,457           101            1,220
   8/22/06    Eastland                                    1,718          949           2,159            88              488
   8/22/06    Albermarle                                  3,197        1,557           4,636            41              945
   8/22/06    COTT                                        1,186          429           1,732            62              320
   8/22/06    Ashley River                                    -        1,907           4,065           148              947
   8/22/06    Clayton                                         -        1,071           2,869           788              608
   8/22/06    Dave Lyle                                       -          604           2,111           939              407
   8/22/06    English Rd                                      -          437           1,215            27              254
   8/22/06    Sunset                                          -          659           1,461            72              334
   8/22/06    Cone Blvd                                       -        1,253           2,462            45              595
   8/22/06    Wake Forest                                     -        1,098           2,553            50              573
   8/22/06    Silas Creek                                     -        1,304           2,738            42              642
   8/22/06    Winston                                     2,215        1,625           3,368            65              794
   8/22/06    Hickory                                     2,350        1,091           4,271            53              795


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Costa Mesa                                     3,622        6,119         9,741            339
   8/22/06    West Park                                     11,715       13,203        24,918            702
   8/22/06    Cabot Road-Resco LLC                           5,168        9,346        14,514            542
   8/22/06    San Juan Creek-Resco LLC                       4,755       10,861        15,616            631
   8/22/06    Rancho San Diego-RESCO LLC                     4,226        7,734        11,960            447
   8/22/06    Palms - RESCO LLC                              2,491       11,521        14,012            670
   8/22/06    West Covina                                    3,595        7,471        11,066            434
   8/22/06    Woodland Hills                                 4,376       12,041        16,417            699
   8/22/06    Long Beach                                     3,130       11,331        14,461            658
   8/22/06    Northridge                                     4,674       11,286        15,960            652
   8/22/06    Rancho Mirage                                  2,614        4,822         7,436            279
   8/22/06    Palm Desert                                    1,910        5,559         7,469            323
   8/22/06    Davie                                          4,842        9,455        14,297            552
   8/22/06    Portland / I-205 & Division                    2,026        4,341         6,367            255
   8/22/06    Milwaukie/Hwy224&Internatn'lWy                 2,867        5,945         8,812            347
   8/22/06    44031 River Oaks                               2,625        8,993        11,618            526
   8/22/06    Tacoma / South Sprague Ave                     2,189        4,822         7,011            281
   8/22/06    Vancouver / Hazel Dell                         2,299        4,350         6,649            254
   8/22/06    Canyon Park                                    3,628        7,494        11,122            432
   8/22/06    South Boulevard                                3,766        6,883        10,649            401
   8/22/06    Weddington                                     2,647        4,853         7,500            284
   8/22/06    Gastonia                                         785        3,199         3,984            187
   8/22/06    Amity Ct                                         743        1,593         2,336             92
   8/22/06    Pavilion                                       1,816        3,552         5,368            208
   8/22/06    Randleman                                      1,998        3,106         5,104            182
   8/22/06    Matthews                                       2,112        7,399         9,511            432
   8/22/06    Eastland                                       1,156        2,528         3,684            146
   8/22/06    Albermarle                                     1,898        5,281         7,179            309
   8/22/06    COTT                                             522        2,021         2,543            119
   8/22/06    Ashley River                                   2,324        4,743         7,067            278
   8/22/06    Clayton                                        1,307        4,029         5,336            195
   8/22/06    Dave Lyle                                        737        3,324         4,061            144
   8/22/06    English Rd                                       532        1,401         1,933             83
   8/22/06    Sunset                                           803        1,723         2,526            101
   8/22/06    Cone Blvd                                      1,526        2,829         4,355            165
   8/22/06    Wake Forest                                    1,338        2,936         4,274            173
   8/22/06    Silas Creek                                    1,590        3,136         4,726            183
   8/22/06    Winston                                        1,980        3,872         5,852            226
   8/22/06    Hickory                                        1,329        4,881         6,210            285


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Wilkinson                                   2,040        1,366           3,235            71              720
   8/22/06    Lexington NC                                1,194          874           1,806            48              426
   8/22/06    Florence                                    2,876          952           5,557           159              932
   8/22/06    Sumter                                      1,134          560           2,002            50              384
   8/22/06    Garners Ferry                               2,430        1,418           2,516           167              638
   8/22/06    Greenville                                  1,864        1,816           4,732           172            1,014
   8/22/06    Spartanburg                                   491          799           1,550            43              377
   8/22/06    Rockingham                                    805          376           1,352           102              258
   8/22/06    Monroe                                      2,209        1,578           2,996           133              735
   8/22/06    Salisbury - Ground Lease                    3,316           40           5,488            41              724
   8/22/06    N. Tryon                                    2,051        1,271           2,330            62              582
   8/22/06    Pineville                                   4,307        2,609           6,829           320            1,461
   8/22/06    Park Rd                                     4,414        2,667           7,243            60            1,527
   8/22/06    Ballantyne                                      -        1,758           3,720           683              869
   8/22/06    Stallings                                   2,402        1,348           2,882            61              671
   8/22/06    Concord                                     1,998        1,147           2,308           120              552
   8/22/06    Woodruff                                    1,589        1,154           1,616            49              463
   8/22/06    Shriners                                    1,761          758           2,347            61              472
   8/22/06    Charleston                                      -          604           3,313           103              564
   8/22/06    Rock Hill                                       -          993           2,222           958              506
   8/22/06    Arrowood                                    2,702        2,014           4,214            76              989
   8/22/06    Country Club                                    -          935           3,439            47              652
   8/22/06    Rosewood (Morningstar)                          -          352           2,141            39              356
   8/22/06    James Island (Folly Road)                       -        2,061           3,708            28              934
   8/22/06    Battleground                                    -        1,995           3,757            37              925
   8/22/06    Greenwood Village / DTC Blvd                    -          684           2,925            90                -
   8/22/06    Highlands Ranch/ Colorado Blvd                  -          793           2,000           110                -
   8/22/06    Seneca Commons                                  -        2,672           5,354            41            1,283
   8/22/06    Capital Blvd South                              -        3,002           6,273            42            1,474
   8/22/06    Southhaven                                  1,813        1,286           3,578           134              271
   8/22/06    Wolfchase                                   1,431          987           2,816           143              212
   8/22/06    Winchester                                  1,811          676           1,500           194              121
   8/22/06    Sycamore View                               1,110          705           1,936           214              147
   8/22/06    South Main                                      -           70             186            48              (50)
   8/22/06    Southfield at Telegraph                         -        1,757           8,341            27                -
   8/22/06    Westland                                        -        1,572           3,687            25                -
   8/22/06    Dearborn                                        -        1,030           4,847            61                -
   8/22/06    Roseville                                       -        1,319           5,210            34                -
   8/22/06    Farmington Hills                                -          982           2,878            44                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Wilkinson                                      1,664        3,728         5,392            219
   8/22/06    Lexington NC                                   1,065        2,089         3,154            122
   8/22/06    Florence                                       1,160        6,440         7,600            374
   8/22/06    Sumter                                           683        2,313         2,996            136
   8/22/06    Garners Ferry                                  1,728        3,011         4,739            174
   8/22/06    Greenville                                     2,213        5,521         7,734            320
   8/22/06    Spartanburg                                      974        1,795         2,769            106
   8/22/06    Rockingham                                       458        1,630         2,088             96
   8/22/06    Monroe                                         1,924        3,518         5,442            205
   8/22/06    Salisbury - Ground Lease                          49        6,244         6,293            365
   8/22/06    N. Tryon                                       1,549        2,696         4,245            159
   8/22/06    Pineville                                      3,179        8,040        11,219            468
   8/22/06    Park Rd                                        3,250        8,247        11,497            482
   8/22/06    Ballantyne                                     2,144        4,886         7,030            253
   8/22/06    Stallings                                      1,643        3,319         4,962            194
   8/22/06    Concord                                        1,398        2,729         4,127            160
   8/22/06    Woodruff                                       1,407        1,875         3,282            111
   8/22/06    Shriners                                         924        2,714         3,638            160
   8/22/06    Charleston                                       736        3,848         4,584            225
   8/22/06    Rock Hill                                      1,211        3,468         4,679            152
   8/22/06    Arrowood                                       2,454        4,839         7,293            284
   8/22/06    Country Club                                   1,139        3,934         5,073            232
   8/22/06    Rosewood (Morningstar)                           429        2,459         2,888            144
   8/22/06    James Island (Folly Road)                      2,512        4,219         6,731            247
   8/22/06    Battleground                                   2,431        4,283         6,714            250
   8/22/06    Greenwood Village / DTC Blvd                     684        3,015         3,699            170
   8/22/06    Highlands Ranch/ Colorado Blvd                   793        2,110         2,903            118
   8/22/06    Seneca Commons                                 3,257        6,093         9,350            355
   8/22/06    Capital Blvd South                             3,659        7,132        10,791            416
   8/22/06    Southhaven                                     1,357        3,912         5,269            213
   8/22/06    Wolfchase                                      1,042        3,116         4,158            161
   8/22/06    Winchester                                       713        1,778         2,491             91
   8/22/06    Sycamore View                                    744        2,258         3,002            114
   8/22/06    South Main                                        57          197           254             15
   8/22/06    Southfield at Telegraph                        1,757        8,368        10,125            488
   8/22/06    Westland                                       1,572        3,712         5,284            217
   8/22/06    Dearborn                                       1,030        4,908         5,938            286
   8/22/06    Roseville                                      1,319        5,244         6,563            306
   8/22/06    Farmington Hills                                 982        2,922         3,904            172


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Hunt Club                                       -        2,527           5,483            59              729
   8/22/06    Speedway IN /N. High School Rd                  -        2,091           3,566            50                -
   8/22/06    Alafaya @ University Blvd.                      -        2,817           4,549            44              689
   8/22/06    McCoy @ 528                                     -        2,656           5,206            40                -
   8/22/06    S. Orange Blossom Trail @ 417               2,862        2,810           6,849            59              870
   8/22/06    Alafaya-Mitchell Hammock Road               2,590        2,363           5,092            33              679
   8/22/06    Maitland / 17/92 @ Lake Ave                 4,177        5,146          10,670            45            1,445
   8/22/06    S. Semoran @ Hoffner Road                   2,549        2,633           6,601            39              829
   8/22/06    Red Bug @ Dodd Road                         2,598        2,552           5,959            41              769
   8/22/06    Altmonte Sprgs/SR434(S. of 436              2,213        1,703           5,125            32              604
   8/22/06    Brandon                                     2,917        2,810           4,584            36              691
   8/22/06    Granada @ U.S. 1                            2,833        2,682           4,751            50              689
   8/22/06    Daytona/Beville @ Nova Road                 2,822        2,616           6,085            52              786
   8/22/06    Eau Gallie                                  2,535        1,962           4,677            23              599
   8/22/06    Hyde Park                                   2,826        2,719           7,145            51              883
   8/22/06    Carrollwood                                 1,441        2,050           6,221            31              731
   8/22/06    Conroy @ I-4                                1,845        2,091           3,517            29              523
   8/22/06    West Waters                                     -        2,190           5,186            24              666
   8/22/06    Oldsmar                                     2,211        2,276           5,253            32              682
   8/22/06    Mills North of Colonial                     4,490        1,995           5,914            16              701
   8/22/06    Alafaya @ Colonial                          2,789        2,836           4,680           124              701
   8/22/06    Fairbanks @ I-4                                 -        2,846           6,612            46              855
   8/22/06    Maguire @ Colonial                              -          479           7,521           188              839
  10/20/06    Burbank-Rich R.                                 -        3,793           9,103           (97)               -
  10/24/06    Stonegate                                       -          651           4,278          (678)               -
   2/9/07     Portland/Barbur Bl &Luradel ST                  -          830           3,273            (1)               -
   3/27/07    Ewa Beach / Ft Weaver Road                      -        7,454          14,825            33                -
   6/1/07     South Bay                                       -        1,017           4,685            31                -
   8/14/07    Murrieta / Whitewood Road                       -        5,764           6,197            30                -
   8/22/07    Palm Springs/S. Gene Autry Trl                  -        3,785           7,859           310                -
   9/7/07     Mahopac / Rte 6                                 -        1,330           8,407             -                -
   9/11/07    East Point / N Desert Dr                        -        1,186           9,239            29                -
   9/11/07    Canton / Ridge Rd                               -          389           4,197             -                -
   9/13/07    Murrieta / Antelope Rd                          -        1,630           2,991             4                -
  10/14/07    New Orleans / I10 & Bullard                     -            -           2,211             5                -

Self-storage Facilities - Europe
                                                              -            -               -             -                -
   8/22/06    Wokingham                                       -        3,243           9,492           307                -
   8/22/06    Diemen                                          -        1,755           6,901         1,053                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------
   8/22/06    Hunt Club                                     2,823        5,975         8,798            349
   8/22/06    Speedway IN /N. High School Rd                2,091        3,616         5,707            211
   8/22/06    Alafaya @ University Blvd.                    3,147        4,952         8,099            290
   8/22/06    McCoy @ 528                                   2,656        5,246         7,902            306
   8/22/06    S. Orange Blossom Trail @ 417                 3,140        7,448        10,588            434
   8/22/06    Alafaya-Mitchell Hammock Road                 2,640        5,527         8,167            323
   8/22/06    Maitland / 17/92 @ Lake Ave                   5,749       11,557        17,306            675
   8/22/06    S. Semoran @ Hoffner Road                     2,941        7,161        10,102            419
   8/22/06    Red Bug @ Dodd Road                           2,851        6,470         9,321            378
   8/22/06    Altmonte Sprgs/SR434(S. of 436                1,902        5,562         7,464            325
   8/22/06    Brandon                                       3,140        4,981         8,121            291
   8/22/06    Granada @ U.S. 1                              2,996        5,176         8,172            304
   8/22/06    Daytona/Beville @ Nova Road                   2,922        6,617         9,539            386
   8/22/06    Eau Gallie                                    2,192        5,069         7,261            296
   8/22/06    Hyde Park                                     3,038        7,760        10,798            453
   8/22/06    Carrollwood                                   2,290        6,743         9,033            394
   8/22/06    Conroy @ I-4                                  2,336        3,824         6,160            223
   8/22/06    West Waters                                   2,447        5,619         8,066            328
   8/22/06    Oldsmar                                       2,542        5,701         8,243            334
   8/22/06    Mills North of Colonial                       2,229        6,397         8,626            374
   8/22/06    Alafaya @ Colonial                            3,169        5,172         8,341            301
   8/22/06    Fairbanks @ I-4                               3,179        7,180        10,359            420
   8/22/06    Maguire @ Colonial                              815        8,212         9,027            474
  10/20/06    Burbank-Rich R.                               3,793        9,006        12,799            365
  10/24/06    Stonegate                                       651        3,600         4,251            145
   2/9/07     Portland/Barbur Bl &Luradel ST                  830        3,272         4,102             98
   3/27/07    Ewa Beach / Ft Weaver Road                    7,454       14,858        22,312            448
   6/1/07     South Bay                                     1,017        4,716         5,733             95
   8/14/07    Murrieta / Whitewood Road                     5,764        6,227        11,991             72
   8/22/07    Palm Springs/S. Gene Autry Trl                3,785        8,169        11,954            102
   9/7/07     Mahopac / Rte 6                               1,330        8,407         9,737             84
   9/11/07    East Point / N Desert Dr                      1,186        9,268        10,454             93
   9/11/07    Canton / Ridge Rd                               389        4,197         4,586             38
   9/13/07    Murrieta / Antelope Rd                        1,630        2,995         4,625             28
  10/14/07    New Orleans / I10 & Bullard                       -        2,216         2,216              7

Self-storage Facilities - Europe
                                                                -            -             -              -
   8/22/06    Wokingham                                     3,304        9,738        13,042            168
   8/22/06    Diemen                                        1,957        7,752         9,709            443


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
--------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Surbiton                                        -          805           2,774            86                -
   8/22/06    Veldhoven                                       -        1,347           5,636           855                -
   8/22/06    Wuppertal Friedrich-Engels-Alle             4,789          221           2,470           351                -
   8/22/06    Mulheim Dusseldorfer Strasse                4,488          567           3,989           559                -
   8/22/06    Koln Melatengurtel                          5,753          624           5,534           765                -
   8/22/06    Dordrecht Ampere                                -          409           4,786           650                -
   8/22/06    Dusseldorf Erkrather Strasse                5,127        1,143           4,052           643                -
   8/22/06    Delft                                           -        1,149           6,926           995                -
   8/22/06    Marseille Bonneveine                        4,273        1,156           6,891         1,003                -
   8/22/06    Utrecht Cartesius                               -          774           6,092           911                -
   8/22/06    Forest                                      1,678           11           4,815           616                -
   8/22/06    Molenbeek                                       -          197           1,974           285                -
   8/22/06    Waterloo                                      986           49           8,941         1,128                -
   8/22/06    Aartselaar                                      -        1,847           6,950         1,155                -
   8/22/06    Overijse                                        -          870           4,121           689                -
   8/22/06    Leuven                                          -          843           4,804           696                -
   8/22/06    Kortrijk                                        -          520           3,319           489                -
   8/22/06    Brugge                                          -          659           3,024           832                -
   8/22/06    Antwerpen Bredabaan                             -        1,759           3,822           720                -
   8/22/06    Luik                                            -          571           4,101           682                -
   8/22/06    Linkeroever                                     -          551           2,884           432                -
   8/22/06    Borgerhout                                    239           17           2,001           255                -
   8/22/06    Zaventem                                        -        3,361           6,931         1,262                -
   8/22/06    Machelen                                        -        1,696           4,871           809                -
   8/22/06    Ghent                                           -          897           7,778        (1,586)               -
   8/22/06    Sint Pieters Leeuw                              -          729           3,924           578                -
   8/22/06    Jette                                           -        1,643           6,733           879                -
   8/22/06    Wavre                                           -          610           4,031           569                -
   8/22/06    Den Haag                                        -          166          11,472         1,451                -
   8/22/06    Rotterdam                                       -           29           9,644         1,233                -
   8/22/06    Utrecht Nieuwegein                              -        2,563           9,799         1,516                -
   8/22/06    Amsterdam                                       -            7           9,047         1,126                -
   8/22/06    Zaandam                                         -          398           5,887           781                -
   8/22/06    Amersfoort                                  2,098           17           7,473           909                -
   8/22/06    Apeldoorn                                       -          999           6,091           918                -
   8/22/06    Breda                                           -          824           6,985         1,006                -
   8/22/06    Spaanse Polder                                  -            -           5,690           719                -
   8/22/06    Kerkrade - Heerlen                              -          381           5,097           692                -
   8/22/06    Heemstede                                   2,315           18           8,564         1,050                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Surbiton                                         820        2,845         3,665          2,845
   8/22/06    Veldhoven                                      1,501        6,337         7,838            361
   8/22/06    Wuppertal Friedrich-Engels-Alle                  247        2,795         3,042            163
   8/22/06    Mulheim Dusseldorfer Strasse                     632        4,483         5,115            261
   8/22/06    Koln Melatengurtel                               696        6,227         6,923            363
   8/22/06    Dordrecht Ampere                                 456        5,389         5,845            308
   8/22/06    Dusseldorf Erkrather Strasse                   1,274        4,564         5,838            261
   8/22/06    Delft                                          1,281        7,789         9,070            445
   8/22/06    Marseille Bonneveine                           1,289        7,761         9,050            445
   8/22/06    Utrecht Cartesius                                863        6,914         7,777            397
   8/22/06    Forest                                            12        5,430         5,442            311
   8/22/06    Molenbeek                                        219        2,237         2,456            128
   8/22/06    Waterloo                                          55       10,063        10,118            576
   8/22/06    Aartselaar                                     2,059        7,893         9,952            454
   8/22/06    Overijse                                         970        4,710         5,680            272
   8/22/06    Leuven                                           939        5,404         6,343            308
   8/22/06    Kortrijk                                         580        3,748         4,328            214
   8/22/06    Brugge                                         1,088        3,427         4,515            196
   8/22/06    Antwerpen Bredabaan                            1,961        4,340         6,301            249
   8/22/06    Luik                                             636        4,718         5,354            274
   8/22/06    Linkeroever                                      615        3,252         3,867            186
   8/22/06    Borgerhout                                        19        2,254         2,273            128
   8/22/06    Zaventem                                       3,747        7,807        11,554            447
   8/22/06    Machelen                                       1,891        5,485         7,376            314
   8/22/06    Ghent                                          1,000        6,089         7,089            404
   8/22/06    Sint Pieters Leeuw                               813        4,418         5,231            252
   8/22/06    Jette                                          1,831        7,424         9,255            425
   8/22/06    Wavre                                            680        4,530         5,210            258
   8/22/06    Den Haag                                         185       12,904        13,089            500
   8/22/06    Rotterdam                                         32       10,874        10,906            423
   8/22/06    Utrecht Nieuwegein                             2,857       11,021        13,878            428
   8/22/06    Amsterdam                                          8       10,172        10,180            395
   8/22/06    Zaandam                                          444        6,622         7,066            257
   8/22/06    Amersfoort                                        19        8,380         8,399            324
   8/22/06    Apeldoorn                                      1,113        6,895         8,008            269
   8/22/06    Breda                                            918        7,897         8,815            307
   8/22/06    Spaanse Polder                                     -        6,409         6,409            249
   8/22/06    Kerkrade - Heerlen                               424        5,746         6,170            223
   8/22/06    Heemstede                                         20        9,612         9,632            372


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Rotterdam Stadionweg                            -          419           5,842           795                -
   8/22/06    Dordrecht II                                    -          815           5,524           788                -
   8/22/06    Nijmegen                                        -            -           5,328           689                -
   8/22/06    Ede                                             -          867           5,406           805                -
   8/22/06    Rijswijk                                        -          949           5,956           856                -
   8/22/06    Spijkenisse                                     -          633           6,573           891                -
   8/22/06    Maastricht                                      -          923           4,874           756                -
   8/22/06    Essen Martin Luther Strasse                 5,538        1,875           5,771           955                -
   8/22/06    Kungens Kurva                                   -        5,473           7,911           998                -
   8/22/06    Taby                                            -        2,249          11,309         1,025                -
   8/22/06    Jakobsberg                                      -        1,971           8,920           822                -
   8/22/06    Rissne                                          -          111          11,258           903                -
   8/22/06    Solna                                           -        2,666          17,961         1,579                -
   8/22/06    Uppsala                                         -        1,413           9,818           850                -
   8/22/06    Hogdalen                                        -        1,192           9,475           823                -
   8/22/06    Handen                                          -        1,548          11,019           951                -
   8/22/06    Molndal                                         -        2,828           9,605           933                -
   8/22/06    Sodermalm                                       -           15           2,729           234                -
   8/22/06    Upplands Vasby                                  -        1,196           8,090           702                -
   8/22/06    Skondal                                         -           62          11,110           855                -
   8/22/06    Lundavagen                                      -        1,866           8,390           772                -
   8/22/06    Moraberg                                        -        1,552           7,071           661                -
   8/22/06    Lund                                            -        1,485           5,766           567                -
   8/22/06    Ystadsvagen                                     -          908           7,632           664                -
   8/22/06    Minelund                                        -        1,763           8,292           761                -
   8/22/06    Vastra Frolunda                                 -        2,184           8,140           821                -
   8/22/06    Danderyd                                        -        2,571           9,366           910                -
   8/22/06    Arstaberg                                       -           69           9,846           767                -
   8/22/06    Hvidovre                                        -        1,576          10,166         1,428                -
   8/22/06    Ish0j                                           -          816           8,048         1,082                -
   8/22/06    Roskilde                                        -          794           8,723         1,161                -
   8/22/06    H0rsholm                                        -        2,364          10,860         1,602                -
   8/22/06    Croydon                                         -       12,151           8,992           477                -
   8/22/06    Streatham                                       -        6,351           6,134           301                -
   8/22/06    Reading                                         -        6,955           8,859           371                -
   8/22/06    Hayes                                           -        5,121          10,468           404                -
   8/22/06    Hanworth                                        -        7,586           9,661           393                -
   8/22/06    Ewell                                           -        5,351          14,127           466                -
   8/22/06    Neasden                                         -        5,514           9,178           360                -


                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Rotterdam Stadionweg                             467        6,589         7,056            256
   8/22/06    Dordrecht II                                     909        6,218         7,127            241
   8/22/06    Nijmegen                                           -        6,017         6,017            234
   8/22/06    Ede                                              966        6,112         7,078            237
   8/22/06    Rijswijk                                       1,058        6,703         7,761            259
   8/22/06    Spijkenisse                                      706        7,391         8,097            286
   8/22/06    Maastricht                                     1,029        5,524         6,553            215
   8/22/06    Essen Martin Luther Strasse                    2,090        6,511         8,601            373
   8/22/06    Kungens Kurva                                  5,853        8,529        14,382            258
   8/22/06    Taby                                           2,405       12,178        14,583            368
   8/22/06    Jakobsberg                                     2,108        9,605        11,713            548
   8/22/06    Rissne                                           119       12,153        12,272            368
   8/22/06    Solna                                          2,851       19,355        22,206            584
   8/22/06    Uppsala                                        1,512       10,569        12,081            319
   8/22/06    Hogdalen                                       1,275       10,215        11,490            308
   8/22/06    Handen                                         1,656       11,862        13,518            358
   8/22/06    Molndal                                        3,025       10,341        13,366            312
   8/22/06    Sodermalm                                         16        2,962         2,978             90
   8/22/06    Upplands Vasby                                 1,279        8,709         9,988            262
   8/22/06    Skondal                                           66       11,961        12,027            361
   8/22/06    Lundavagen                                     1,996        9,032        11,028            272
   8/22/06    Moraberg                                       1,660        7,624         9,284            230
   8/22/06    Lund                                           1,588        6,230         7,818            188
   8/22/06    Ystadsvagen                                      972        8,232         9,204            248
   8/22/06    Minelund                                       1,885        8,931        10,816            269
   8/22/06    Vastra Frolunda                                2,335        8,810        11,145            267
   8/22/06    Danderyd                                       2,750       10,097        12,847            304
   8/22/06    Arstaberg                                         74       10,608        10,682            604
   8/22/06    Hvidovre                                       1,757       11,413        13,170            447
   8/22/06    Ish0j                                            910        9,036         9,946            354
   8/22/06    Roskilde                                         885        9,793        10,678            558
   8/22/06    H0rsholm                                       2,635       12,191        14,826            696
   8/22/06    Croydon                                       12,379        9,241        21,620            264
   8/22/06    Streatham                                      6,470        6,316        12,786            181
   8/22/06    Reading                                        7,086        9,099        16,185            260
   8/22/06    Hayes                                          5,217       10,776        15,993            309
   8/22/06    Hanworth                                       7,728        9,912        17,640            284
   8/22/06    Ewell                                          5,451       14,493        19,944            415
   8/22/06    Neasden                                        5,618        9,434        15,052            269


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Putney                                          -        6,032          14,902           498                -
   8/22/06    Greenford                                       -        8,747          11,122           463                -
   8/22/06    Ruislip                                         -            -          14,975           388                -
   8/22/06    Gypsy Corner                                    -        9,299          11,086           476                -
   8/22/06    Montrouge                                       -           25          10,697         1,355                -
   8/22/06    Varlin                                          -            -           1,348           171                -
   8/22/06    Nice                                            -        2,379           7,015         1,139                -
   8/22/06    Osny                                            -          820           6,050           888                -
   8/22/06    Nanterre                                        -        3,668          15,878         2,376                -
   8/22/06    Port-Marly                                      -        1,702           9,647         1,387                -
   8/22/06    Fresnes                                         -        2,680           9,012         1,438                -
   8/22/06    Ballainvilliers                                 -        1,643           7,711         1,134                -
   8/22/06    Pontault Combault                               -          908           7,096         1,021                -
   8/22/06    Villejust                                       -          981           9,134         1,258                -
   8/22/06    Asnieres                                        -        3,057          14,566         2,146                -
   8/22/06    Rosny                                           -        1,619           9,876         1,479                -
   8/22/06    Buchelay                                        -          950           5,152           739                -
   8/22/06    Coignieres                                      -        1,142           7,511         1,066                -
   8/22/06    Grigny                                          -          548           7,518         1,000                -
   8/22/06    Marseille                                       -          365           6,148           808                -
   8/22/06    Epinay                                          -          417           6,395           845                -
   8/22/06    Thiais                                          -        2,602           7,221         1,200                -
   8/22/06    Vitrolles                                       -          581           6,380           860                -
   8/22/06    La Seyne                                        -        1,047           6,978           984                -
   8/22/06    Sevran                                          -          933           8,155         1,116                -
   8/22/06    Noisy                                           -        1,347           7,537         1,121                -
   8/22/06    Lyon Gerland                                    -          991           4,578           699                -
   8/22/06    Chambourcy                                      -        1,867           8,415         1,268                -
   8/22/06    West London                                     -        5,730          14,278           475                -
   8/22/06    Monchengladbach Krefelder Strasse           4,851        1,510           4,425           724                -
   8/22/06    Monchengladbach Waldnieler Strasse          5,019        1,846           4,416           790                -
   8/22/06    Dusseldorf Heerdter Landstrasse             4,538        1,125           4,708           732                -
   8/22/06    Osterbro                                    5,712        2,345           8,334         1,291                -
   8/22/06    Tarnby                                      5,673        1,731           6,210           965                -
   8/22/06    Krefeld Diessemer Bruch                     4,259          932           4,819           701                -
   8/22/06    Herlev                                      5,260        2,149           5,500           924                -
   8/22/06    Bonn Bornheimer Strasse                     5,132        2,072           5,044           862                -
   8/22/06    Amager                                      5,388          534           7,598           992                -
   8/22/06    Koln Clevischer Ring                        4,317        1,247           4,812           733                -


                                                                 Gross Carrying Amount
                                                                  At December 31, 2007
    Date                                                  -------------------------------------   Accumulated
  Acquired                 Description                      Land        Buildings       Total     Depreciation
--------------------------------------------------------------------------------------------------------------
   8/22/06    Putney                                        6,146       15,286        21,432            437
   8/22/06    Greenford                                     8,912       11,420        20,332            326
   8/22/06    Ruislip                                           -       15,363        15,363            440
   8/22/06    Gypsy Corner                                  9,474       11,387        20,861            326
   8/22/06    Montrouge                                        28       12,049        12,077            279
   8/22/06    Varlin                                            -        1,519         1,519             35
   8/22/06    Nice                                          2,652        7,881        10,533            450
   8/22/06    Osny                                            914        6,844         7,758            159
   8/22/06    Nanterre                                      4,089       17,833        21,922            413
   8/22/06    Port-Marly                                    1,897       10,839        12,736            251
   8/22/06    Fresnes                                       2,988       10,142        13,130            235
   8/22/06    Ballainvilliers                               1,831        8,657        10,488            200
   8/22/06    Pontault Combault                             1,012        8,013         9,025            186
   8/22/06    Villejust                                     1,094       10,279        11,373            238
   8/22/06    Asnieres                                      3,408       16,361        19,769            378
   8/22/06    Rosny                                         1,805       11,169        12,974            260
   8/22/06    Buchelay                                      1,059        5,782         6,841            133
   8/22/06    Coignieres                                    1,273        8,446         9,719            483
   8/22/06    Grigny                                          611        8,455         9,066            483
   8/22/06    Marseille                                       406        6,915         7,321            394
   8/22/06    Epinay                                          465        7,192         7,657            411
   8/22/06    Thiais                                        2,901        8,122        11,023            464
   8/22/06    Vitrolles                                       648        7,173         7,821            409
   8/22/06    La Seyne                                      1,168        7,841         9,009            447
   8/22/06    Sevran                                        1,041        9,163        10,204            212
   8/22/06    Noisy                                         1,501        8,504        10,005            197
   8/22/06    Lyon Gerland                                  1,105        5,163         6,268            119
   8/22/06    Chambourcy                                    2,081        9,469        11,550            541
   8/22/06    West London                                   5,838       14,645        20,483          6,443
   8/22/06    Monchengladbach Krefelder Strasse             1,683        4,976         6,659            284
   8/22/06    Monchengladbach Waldnieler Strasse            2,058        4,994         7,052            287
   8/22/06    Dusseldorf Heerdter Landstrasse               1,254        5,311         6,565            304
   8/22/06    Osterbro                                      2,614        9,356        11,970            533
   8/22/06    Tarnby                                        1,930        6,976         8,906            398
   8/22/06    Krefeld Diessemer Bruch                       1,039        5,413         6,452            309
   8/22/06    Herlev                                        2,396        6,177         8,573            352
   8/22/06    Bonn Bornheimer Strasse                       2,310        5,668         7,978            324
   8/22/06    Amager                                          596        8,528         9,124            486
   8/22/06    Koln Clevischer Ring                          1,391        5,401         6,792            308


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Edgeware                                    8,857        3,569           8,811           308                -
   8/22/06    Forest Hill                                 8,352        3,443           9,126           330                -
   8/22/06    Wallington                                  7,368        2,047           8,402           259                -
   8/22/06    Helsingborg                                 3,963          652           4,920           289                -
   8/22/06    Vallingby                                   5,136        2,288           6,933           693                -
   8/22/06    Eragny                                      4,558          892           5,672           798                -
   8/22/06    Utrecht Franciscus                          5,400        2,882           4,757           940                -
   8/22/06    Amsterdam Sneevliet                         5,149            -           5,615           667                -
   8/22/06    Sucy                                        5,360        3,743           4,227           961                -
   8/22/06    Tilburg                                     4,235        1,265           4,629           695                -
   8/22/06    Almere                                      4,842        1,294           5,654           777                -
   8/22/06    Wattignies                                  3,932          712           4,930           690                -
   8/22/06    Eindhoven Praxis                            3,442            -           4,835           574                -
   8/22/06    Pessac                                      4,749        1,443           5,531         1,139                -
   8/22/06    Amstelveen                                  2,974            -           3,792           471                -
   8/22/06    Lyon Vaise                                  4,833        2,084           4,486           804                -
   8/22/06    Amsterdam Badhoeve                          4,288        1,542           4,573           752                -
   8/22/06    Wambrechies                                 3,540        1,615           3,136           582                -
   8/22/06    Merignac                                    4,469        1,282           5,193           794                -
   8/22/06    Pierrefitte                                 5,084        1,917           5,338           887                -
   8/22/06    Avignon                                     4,115        1,456           4,738           754                -
   8/22/06    Wasquehal                                   4,271          961           5,205           745                -
   8/22/06    Lormont                                     4,445          956           5,792           817                -
   8/22/06    Lyon Sarrazin                               5,051          660           6,568           884                -
   8/22/06    Hatch End                                   9,071        3,010           7,910           294                -
   8/22/06    Nacka                                       5,838        1,072           6,507           724                -
   8/22/06    Kgl Tennishallen                            1,445            -           1,373           147                -
   8/22/06    Den Haag 2, Lozerlaan                       3,377            -           4,615           524                -
   8/22/06    Zoetermeer                                  3,383            -           4,368           511                -
   8/22/06    Aix La Pioline                              5,831        1,661           5,945         1,045                -
   8/22/06    Poissonniers                               11,946        2,160          14,646         2,375                -
   8/22/06    Marseille le cannet                         3,455          925           2,844           611                -
   8/22/06    Groot-Bijgaarden                            5,234        2,321           4,749           890                -
   8/22/06    Aubervilliers la Villette                       -            -             544           194                -
   8/22/06    Charenton                                       -            -           1,946           275                -
   8/22/06    Nanterre - la Defense                       9,773        3,908           8,718         1,690                -
   8/22/06    Bezons - Pont                               6,363        2,194           5,785           994                -
   8/22/06    Clichy Republique                           6,528        4,641           6,112         1,317                -
   8/22/06    Creteil                                     8,215        1,754           7,311         1,186                -


                                                                   Gross Carrying Amount
                                                                    At December 31, 2007
    Date                                                    -------------------------------------   Accumulated
  Acquired                 Description                        Land        Buildings       Total     Depreciation
----------------------------------------------------------------------------------------------------------------
   8/22/06    Edgeware                                        3,636        9,052        12,688            515
   8/22/06    Forest Hill                                     3,508        9,391        12,899            535
   8/22/06    Wallington                                      2,085        8,623        10,708            490
   8/22/06    Helsingborg                                       697        5,164         5,861            287
   8/22/06    Vallingby                                       2,447        7,467         9,914            424
   8/22/06    Eragny                                            994        6,368         7,362            363
   8/22/06    Utrecht Franciscus                              3,213        5,366         8,579            307
   8/22/06    Amsterdam Sneevliet                                 -        6,282         6,282            357
   8/22/06    Sucy                                            4,173        4,758         8,931            272
   8/22/06    Tilburg                                         1,410        5,179         6,589            294
   8/22/06    Almere                                          1,442        6,283         7,725            355
   8/22/06    Wattignies                                        794        5,538         6,332            316
   8/22/06    Eindhoven Praxis                                    -        5,409         5,409            307
   8/22/06    Pessac                                          1,609        6,504         8,113            384
   8/22/06    Amstelveen                                          -        4,263         4,263            243
   8/22/06    Lyon Vaise                                      2,323        5,051         7,374            288
   8/22/06    Amsterdam Badhoeve                              1,719        5,148         6,867            294
   8/22/06    Wambrechies                                     1,801        3,532         5,333            202
   8/22/06    Merignac                                        1,430        5,839         7,269            333
   8/22/06    Pierrefitte                                     2,137        6,005         8,142            343
   8/22/06    Avignon                                         1,623        5,325         6,948            304
   8/22/06    Wasquehal                                       1,071        5,840         6,911            333
   8/22/06    Lormont                                         1,066        6,499         7,565            370
   8/22/06    Lyon Sarrazin                                     736        7,376         8,112            420
   8/22/06    Hatch End                                       3,066        8,148        11,214            467
   8/22/06    Nacka                                           1,147        7,156         8,303            401
   8/22/06    Kgl Tennishallen                                    -        1,520         1,520             85
   8/22/06    Den Haag 2, Lozerlaan                               -        5,139         5,139            294
   8/22/06    Zoetermeer                                          -        4,879         4,879            279
   8/22/06    Aix La Pioline                                  1,852        6,799         8,651            383
   8/22/06    Poissonniers                                    2,408       16,773        19,181            877
   8/22/06    Marseille le cannet                             1,031        3,349         4,380            185
   8/22/06    Groot-Bijgaarden                                2,588        5,372         7,960            303
   8/22/06    Aubervilliers la Villette                           -          738           738             33
   8/22/06    Charenton                                           -        2,221         2,221            110
   8/22/06    Nanterre - la Defense                           4,357        9,959        14,316            561
   8/22/06    Bezons - Pont                                   2,446        6,527         8,973            325
   8/22/06    Clichy Republique                               5,174        6,896        12,070            344
   8/22/06    Creteil                                         1,955        8,296        10,251            412


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                Adjustments
                                                                           Initial Cost                        Resulting from
                                                           2007     --------------------------    Costs        the Acquisition
    Date                                                  Encum-                Buildings &     Subsequent       of Minority
  Acquired                 Description                   brances      Land     Improvements   to Acquisition      interests
---------------------------------------------------------------------------------------------------------------------------------
   8/22/06    Lyon - Jean Mace                            3,534          419           3,012            474                -
  11/16/06    Camberley                                  10,317        3,266           9,786            544                -
   12/1/06    Jean Jaures                                 8,897        3,016           8,034          2,236                -
   12/1/06    bezon                                       6,632        1,611           5,778          1,957                -
  12/19/06    Munkeback                                   4,595        1,193           3,920            977                -
  12/27/06    Evere                                       4,150        1,645           3,288            993                -
  12/27/06    Gent, Antwerpsestw                          4,164          875           3,673          1,337                -
   2/1/07     Hogsbo                                      4,849        1,127           5,154              -                -
   2/1/07     Choisy le Roi                               5,566        1,538           7,766              -                -
   6/16/07    Br0ndby                                     6,241        2,969           5,890              -                -
   7/20/07    Champigny                                   7,175        2,985           7,419              -                -
   10/1/07    Valby                                       6,559        3,303           6,976              -                -
   10/1/07    Villeneuve-Loubet                           7,228        3,880           7,626              -                -
   12/1/07    Almere                                          -        3,386           5,822              -                -
   12/1/07    Silvertown                                  6,361        2,083          11,894              -                -
   12/1/07    Noisy le Sec                                5,359        3,148           6,926              -                -

Other properties

   2/16/96    Glendale/Western Avenue                         -        1,622           3,771         16,428                -
   8/22/06    Corporate - Belgium                             -            2           6,473          1,297                -
   8/22/06    Seattle/Valley St.                              -        4,016          20,995              -                -
  12/13/99    Burlingame                                      -        4,043           9,434            343                -
   4/28/00    San Diego/Sorrento                              -        1,282           3,016            406                -
   6/29/98    Pompano Bch/Center Port Circle                  -          795           2,312             24                -
  12/30/99    Tamarac Parkway                                 -        1,902           4,467          1,348                -
  12/29/00    Gardena                                         -        1,737           5,456             29                -
   4/2/02     Long Beach                                      -          887           6,251             17                -
   8/22/06    Lakewood 512 Business Park                      -        4,437           6,685            654                -
   8/22/06    Olive Innerbelt Business Park                   -          787           3,023              -                -
   8/22/06    St. Peters (land)                               -        1,138               -              -                -
   8/22/06    Monocacy (land)                                 -        1,386               -              -                -
   8/22/06    Dolfield (land)                                 -          643               -              -                -
   8/22/06    Village of Bee Caves (land)                     -          544               -              -                -
   8/22/06    Fontana                                         -           99               -              -                -

              Construction in Progress                    6,113            -               -         60,324                -

                                                    -----------------------------------------------------------------------------
                                                      $ 659,023  $ 2,940,790     $ 7,383,554    $ 1,025,062        $ 369,725   $
                                                    =============================================================================

                                                                  Gross Carrying Amount
                                                                   At December 31, 2007
    Date                                                   -------------------------------------   Accumulated
  Acquired                 Description                       Land        Buildings       Total     Depreciation
---------------------------------------------------------------------------------------------------------------
   8/22/06    Lyon - Jean Mace                                  468        3,437         3,905            170
  11/16/06    Camberley                                       3,330       10,266        13,596            446
   12/1/06    Jean Jaures                                     3,365        9,921        13,286            388
   12/1/06    bezon                                           1,797        7,549         9,346            304
  12/19/06    Munkeback                                       1,278        4,812         6,090            185
  12/27/06    Evere                                           1,835        4,091         5,926            159
  12/27/06    Gent, Antwerpsestw                                937        4,948         5,885            185
   2/1/07     Hogsbo                                          1,127        5,154         6,281            188
   2/1/07     Choisy le Roi                                   1,538        7,766         9,304            283
   6/16/07    Br0ndby                                         2,969        5,890         8,859            128
   7/20/07    Champigny                                       2,985        7,419        10,404            133
   10/1/07    Valby                                           3,303        6,976        10,279             70
   10/1/07    Villeneuve-Loubet                               3,880        7,626        11,506             76
   12/1/07    Almere                                          3,386        5,822         9,208             19
   12/1/07    Silvertown                                      2,083       11,894        13,977             39
   12/1/07    Noisy le Sec                                    3,148        6,926        10,074             23

Other properties

   2/16/96    Glendale/Western Avenue                         1,616       20,205        21,821         17,349
   8/22/06    Corporate - Belgium                                 6        7,766         7,772            417
   8/22/06    Seattle/Valley St.                              4,016       20,995        25,011          1,153
  12/13/99    Burlingame                                      4,042        9,778        13,820          3,275
   4/28/00    San Diego/Sorrento                              1,023        3,681         4,704          1,281
   6/29/98    Pompano Bch/Center Port Circle                    795        2,336         3,131            921
  12/30/99    Tamarac Parkway                                 1,889        5,828         7,717          1,227
  12/29/00    Gardena                                         1,737        5,485         7,222          1,228
   4/2/02     Long Beach                                        886        6,269         7,155            721
   8/22/06    Lakewood 512 Business Park                      4,437        7,339        11,776            411
   8/22/06    Olive Innerbelt Business Park                     787        3,023         3,810            164
   8/22/06    St. Peters (land)                               1,138            -         1,138              -
   8/22/06    Monocacy (land)                                 1,386            -         1,386              -
   8/22/06    Dolfield (land)                                   643            -           643              -
   8/22/06    Village of Bee Caves (land)                       544            -           544              -
   8/22/06    Fontana                                            99            -            99              -

              Construction in Progress                            -       60,324        60,324              -

                                                    ----------------------------------------------------------
                                                        $ 3,021,309  $ 8,697,822  $ 11,719,131    $ 2,128,225
                                                    ==========================================================

Note: Buildings are depreciated over a useful life of 25 years.