Form 10-Q
period 2008-03-31
Public Storage
filed 2008-05-12
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  001-33519

                                 PUBLIC STORAGE
             (Exact name of registrant as specified in its charter)

            Maryland                                   95-3551121
----------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 701 Western Avenue, Glendale, California              91201-2349
-------------------------------------------           -----------
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
                                                     --------------


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

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of May 9, 2008:

Common Shares of beneficial interest, $.10 par value per share - 169,147,565 shares

                                 PUBLIC STORAGE
                                 --------------

                                      INDEX


                                                                          Pages

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
           March 31, 2008 and December 31, 2007                                1

        Condensed Consolidated Statements of Income for the
           Three Months Ended March 31, 2008 and 2007                          2

        Condensed Consolidated Statement of Shareholders' Equity
           for the Three Months Ended March 31, 2008                           3

        Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2008 and 2007              4 - 5

        Notes to Condensed Consolidated Financial Statements              6 - 40

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 41 - 77

Item 3. Quantitative and Qualitative Disclosures about Market Risk       77 - 78

Item 4. Controls and Procedures                                               78

PART II.OTHER INFORMATION (Items 3, 4 and 5 are not applicable)
        -----------------

Item 1. Legal Proceedings                                                     79

Item 1A.Risk Factors                                                     79 - 85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      85 - 86

Item 6. Exhibits                                                              86

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                       March 31,         December 31,
                                                                                        2008                 2007
                                                                                  -----------------    ----------------
                                                                                     (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................     $     726,932        $     245,444
Real estate facilities, at cost:
   Land......................................................................          2,702,380            3,021,309
   Buildings.................................................................          7,335,953            8,637,498
                                                                                  -----------------    ----------------
                                                                                      10,038,333           11,658,807
   Accumulated depreciation..................................................         (2,152,723)          (2,128,225)
                                                                                  -----------------    ----------------
                                                                                       7,885,610            9,530,582
   Construction in process...................................................             35,901               60,324
                                                                                  -----------------    ----------------
                                                                                       7,921,511            9,590,906

Investment in real estate entities...........................................            625,172              306,743
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................             71,728              173,745
Restricted cash..............................................................             18,602               18,972
Note receivable from affiliate (Note 3)......................................            618,822                    -
Other assets.................................................................             90,364              132,658
                                                                                  -----------------    ----------------
              Total assets...................................................     $   10,247,765       $   10,643,102
                                                                                  =================    ================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................     $      644,788       $    1,031,847
Debt to joint venture partner................................................             38,128               38,081
Accrued and other liabilities................................................            206,607              303,357
                                                                                  -----------------    ----------------
         Total liabilities...................................................            889,523            1,373,285
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................             37,711              181,688
Commitments and contingencies (Note 14)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,739,500 shares issued (in series) and
     outstanding, (1,739,500 at December 31, 2007) at liquidation preference.          3,527,500            3,527,500
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 167,993,060 shares issued and outstanding (169,422,475 at
     December 31, 2007)......................................................             16,800               16,943
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000
     shares authorized, 8,744.193 shares issued and outstanding..............                  -                    -
   Paid-in capital...........................................................          5,545,253            5,653,975
   Cumulative net income.....................................................          4,473,169            3,960,827
   Cumulative distributions paid.............................................         (4,604,653)          (4,446,181)
   Accumulated other comprehensive income....................................             37,462               50,065
                                                                                  -----------------    ----------------
         Total shareholders' equity..........................................          8,995,531            8,763,129
                                                                                  -----------------    ----------------
              Total liabilities and shareholders' equity.....................     $   10,247,765       $   10,643,102
                                                                                  =================    ================

                            See accompanying notes.
                                       1

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------------
                                                                    2008             2007
                                                                --------------   --------------

Revenues:
   Self-storage rental income..............................     $    424,820     $    398,608
   Ancillary operating revenue.............................           35,100           32,825
   Interest and other income...............................            2,844            2,125
                                                                --------------   --------------
                                                                     462,764          433,558
                                                                --------------   --------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities..............................          156,915          148,692
      Ancillary operations.................................           17,468           19,309
  Depreciation and amortization............................          122,486          176,366
  General and administrative...............................           14,916           16,516
  Interest expense.........................................           16,487           16,808
                                                                --------------   --------------
                                                                     328,272          377,691
                                                                --------------   --------------
Income from continuing operations before equity in earnings
   of real estate entities, gain on disposition of an interest in Shurgard Europe, casualty gain, foreign currency exchange gain, expense from derivatives and minority interest
   in income...............................................          134,492           55,867

Equity in earnings of real estate entities.................            2,729            3,977
Gain on disposition of an interest in Shurgard Europe (Note 3)       341,865                -
Casualty gain..............................................                -            2,665
Foreign currency exchange gain.............................           41,014            5,040
Expense from derivatives, net..............................              (43)            (762)
 Minority interest in income...............................           (7,599)          (5,783)
                                                                --------------   --------------
Income from continuing operations..........................          512,458           61,004
Discontinued operations....................................             (116)          (1,226)
                                                                --------------   --------------
Net income.................................................     $    512,342     $     59,778
                                                                ==============   ==============
Net income (loss) allocation:
   Allocable to preferred shareholders.....................     $     60,333    $      58,776
   Allocable to Equity Shares, Series A....................            5,356            5,356
   Allocable to common shareholders........................          446,653           (4,354)
                                                                --------------   --------------
                                                                $    512,342     $     59,778
                                                                ==============   ==============
Net income (loss) per common share - basic
   Continuing operations...................................     $      2.65      $     (0.02)
   Discontinued operations.................................               -            (0.01)
                                                                --------------   --------------
                                                                $      2.65      $     (0.03)
                                                                ==============   ==============
Net income (loss) per common share - diluted
   Continuing operations...................................     $      2.64      $     (0.02)
   Discontinued operations.................................               -            (0.01)
                                                                --------------   --------------
                                                                $      2.64      $     (0.03)
                                                                ==============   ==============
Net income per depositary share of Equity Shares, Series A
   (basic and diluted) ....................................     $      0.61     $       0.61
                                                                ==============   ==============
Basic weighted average common shares outstanding...........         168,586          169,229
                                                                ==============   ==============
Diluted weighted average common shares outstanding.........         169,230          169,229
                                                                ==============   ==============
Weighted average shares of Equity Shares, Series A (basic
   and diluted)............................................           8,744            8,744
                                                                ==============   ==============

                            See accompanying notes.
                                       2

                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)


                                   (Unaudited)



                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Shares   Common Shares   Paid-in Capital       Income
                                                              ----------------   --------------  ----------------  ---------------

Balance at December 31, 2007..............................      $  3,527,500      $     16,943     $  5,653,975      $  3,960,827

Issuance of common shares in connection with:
   Exercise of employee stock options (46,903 shares).....                 -                 5            2,498                 -
   Vesting of restricted shares (43,878 shares) ..........                 -                 4               (4)                -

Repurchase of common shares (1,520,196 shares) (Note 10) .                 -              (152)        (111,751)                -

Stock-based compensation expense (Note 12) ...............                 -                 -              535                 -

Net income................................................                 -                 -                -           512,342

Cash distributions:
   Cumulative preferred shares (Note 10)..................                 -                 -                -                 -
   Equity Shares, Series A ($0.613 per depositary share)..                 -                 -                -                 -
   Common Shares ($0.55 per share)........................                 -                 -                -                 -

Decrease in accumulated other comprehensive income:
   Other comprehensive loss (Note 2)......................                 -                 -                -                 -
                                                              ----------------   --------------  ----------------  ---------------
Balance at March 31, 2008.................................      $  3,527,500      $     16,800     $  5,545,253      $  4,473,169
                                                              ================   ==============  ================  ===============


                                                                                 Accumulated
                                                                                    Other             Total
                                                                Cumulative      Comprehensive     Shareholders'
                                                              Distributions         Income           Equity
                                                              ---------------   --------------    --------------

Balance at December 31, 2007..............................     $ (4,446,181)     $     50,065      $  8,763,129

Issuance of common shares in connection with:
   Exercise of employee stock options (46,903 shares).....                -                 -             2,503
   Vesting of restricted shares (43,878 shares) ..........                -                 -                 -

Repurchase of common shares (1,520,196 shares) (Note 10) .                -                 -          (111,903)

Stock-based compensation expense (Note 12) ...............                -                 -               535

Net income................................................                -                 -           512,342

Cash distributions:
   Cumulative preferred shares (Note 10)..................          (60,333)                -           (60,333)
   Equity Shares, Series A ($0.613 per depositary share)..           (5,356)                -            (5,356)
   Common Shares ($0.55 per share)........................          (92,783)                -           (92,783)

Decrease in accumulated other comprehensive income:
   Other comprehensive loss (Note 2)......................                -           (12,603)          (12,603)
                                                              ---------------   --------------    --------------
Balance at March 31, 2008.................................     $ (4,604,653)     $     37,462      $  8,995,531
                                                              ===============   ==============    ==============

                            See accompanying notes.
                                       3

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                         2008            2007
                                                                                    -------------   --------------
Cash flows from operating activities:
   Net income...............................................................         $  512,342      $   59,778
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8)..............................................             (1,215)         (1,084)
    Gain on disposition and realized currency translation gain associated
       with disposition of an interest in Shurgard Europe (Note 3) .........           (341,865)              -
    Depreciation and amortization...........................................            122,486         176,366
    Write-off of capitalized development project costs......................                124               -
    Equity in earnings of real estate entities..............................             (2,729)         (3,977)
    Foreign currency exchange gain..........................................            (41,014)         (5,040)
    Expense from derivatives, net...........................................                 43             762
    Distributions received from the real estate entities ...................              6,493           4,171
    Distributions paid to other minority interests..........................             (4,521)         (5,501)
    Minority interest in income.............................................              7,599           5,783
    Other operating activities..............................................            (27,665)        (35,815)
                                                                                    -------------   --------------
       Total adjustments....................................................           (282,264)        135,665
                                                                                    -------------   --------------
       Net cash provided by operating activities............................            230,078         195,443
                                                                                    -------------   --------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................             (6,874)         (8,307)
    Construction in process.................................................            (24,111)        (19,080)
    Acquisition of real estate facilities...................................                  -         (22,593)
    Proceeds from the disposition of an interest in Shurgard Europe (Note 3)            601,485               -
    Deconsolidation of Shurgard Europe (Note 3).............................            (34,588)              -
    Proceeds from sales of real estate......................................                  -             322
    Reductions (additions) to restricted cash...............................                370            (211)
    Investment in Shurgard Europe...........................................            (32,911)              -
    Other investing activities..............................................              8,426               -
    Proceeds from sales of held-to-maturity debt securities (Note 2)........                 58           4,777
                                                                                    -------------   --------------
       Net cash provided by (used in) investing activities..................            511,855         (45,092)
                                                                                    -------------   --------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................             (4,368)       (449,604)
    Net repayments on bank credit facilities................................                  -        (213,000)
    Proceeds from borrowings on European notes payable......................             14,654          13,152
    Net proceeds from the issuance of common shares.........................              2,503           5,353
    Net proceeds from the issuance of cumulative preferred shares...........                  -         484,767
    Repurchases of common shares............................................           (111,903)              -
    Redemption of cumulative preferred shares...............................                  -        (302,150)
    Distributions paid to shareholders......................................           (158,472)       (149,125)
    Distributions paid to holders of preferred partnership interests........             (5,403)         (5,403)
                                                                                    -------------   --------------
       Net cash used in financing activities................................           (262,989)       (616,010)
                                                                                    -------------   --------------
Net increase (decrease) in cash and cash equivalents........................            478,944        (465,659)
Net effect of foreign exchange translation on cash..........................              2,544             564
                                                                                    -------------   --------------
Cash and cash equivalents at the beginning of the period....................            245,444         535,684
                                                                                    -------------   --------------
Cash and cash equivalents at the end of the period..........................         $  726,932      $   70,589
                                                                                    =============   ==============

                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)


Supplemental schedule of non-cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............          $ (96,534)      $ (14,029)
       Construction in process..............................................               (956)           (239)
       Intangible assets, net...............................................             (4,529)           (245)
       Other assets.........................................................             (3,742)           (178)
       Notes payable........................................................             28,912           3,307
       Accrued and other liabilities........................................              5,879             337
       Minority interest - other partnership interests......................              7,249           1,200
       Accumulated other comprehensive income...............................             66,265          10,411

   Deconsolidation of our European operations:
       Real estate facilities, net of accumulated depreciation..............          1,693,524               -
       Construction in process..............................................             10,886               -
       Investment in real estate entities...................................           (594,330)              -
       Note receivable from affiliate.......................................           (618,822)              -
       Intangible assets, net...............................................             78,135               -
       Other assets.........................................................             68,486               -
       Notes payable........................................................           (424,995)              -
       Accrued and other liabilities........................................            (98,571)              -
       Minority interest - other partnership interests......................           (148,901)              -


                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

              In addition to our self-storage facilities, we own (i) interests in commercial properties containing commercial and industrial rental space for rent, (ii) interests in facilities that lease storage containers, and
     (iii) other ancillary operations conducted at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

              At March 31, 2008, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states operating under the "Public Storage" name, and 177 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the United States (the "U.S.") operated under the "PS Business Parks" name.

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

              Certain amounts previously reported have been reclassified to conform to the March 31, 2008 presentation. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

     Consolidation Policy
     --------------------

              Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

              The accounts of the entities we control, along with the accounts of the VIE's that we are the primary beneficiary of, are included in our condensed consolidated financial statements along with those of the Company. We account for our investment in entities that we do not control, or entities for which we are not the primary beneficiary and over which we have significant influence, using the equity method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities." We account for the Unconsolidated Entities under the equity method of accounting.

              On  March  31,  2008,  we  entered  into  a  transaction  with  an institutional investor (the transaction referred to as the "Europe Transaction") whereby the investor acquired a 51% interest in our European operations ("Shurgard Europe"). Shurgard Europe held substantially all of our operations in Europe. As of March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe's operations. As a result of the Europe Transaction, our remaining investment in Shurgard Europe will be accounted for using the equity method, and accordingly, Shurgard Europe will no longer be consolidated effective March 31, 2008 (see Note 3).

              Collectively, at March 31, 2008, the Company and the Consolidated Entities own a total of 1,993 real estate facilities, consisting of 1,984 self-storage facilities in the U.S., one self-storage facility in the United Kingdom, three industrial facilities used by the containerized storage operations and five commercial properties.

              At March 31, 2008, the Unconsolidated Entities are comprised of our interest in Shurgard Europe, PS Business Parks, Inc. ("PSB"), and various limited and joint venture partnerships (the "Other Investments"). At March 31, 2008, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 176 self-storage facilities in Europe, and the Other Investments own in aggregate 28 self-storage facilities in the U.S.

     Use of Estimates
     ----------------

              The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2007 and will meet these tests during 2008 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations. Our taxable REIT subsidiaries are subject to regular corporate tax on their income.

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable and other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value.

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable from affiliates. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances. Our note receivable totaling $618,822,000 at March 31, 2008 is owed by Shurgard Europe. Although there can be no assurance, we believe that this note is sufficiently collateralized by the assets of Shurgard Europe, and that we have sufficient creditor rights to maintain our collateral position, such that the credit risk on the note receivable is minimal.

              At March 31, 2008, we have an investment in Shurgard Europe, and one wholly owned real estate facility in the United Kingdom. In addition, the aforementioned note receivable from Shurgard Europe is denominated in Euros. Accordingly, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

     Restricted Cash
     ---------------

              Restricted cash at March 31, 2008 and December 31, 2007, consists of cash held by our captive insurance entities which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay captive claims.

     Real Estate Facilities
     ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized. Interest, property taxes and other costs associated with development incurred during the construction period are capitalized as building cost. Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     incurred. The purchase cost of existing self-storage facilities that we acquire are allocated based upon relative fair value of the land, building and tenant intangible components of the real estate facility. Expenditures for repairs and maintenance are expensed when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit if a business combination transaction were consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairment of our goodwill was identified in our annual evaluation at December 31, 2007.

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of March 31, 2008.

     Accounting for Stock-Based Compensation
     ---------------------------------------

              We utilize the Fair Value Method (as defined in Note 12) of accounting for our employee stock options. Restricted share unit expense is recorded over the relevant service period. See Note 12 for additional information on our accounting for employee share options and restricted share units.

     Other Assets
     ------------

              Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, merchandise inventory held for sale as well as trucks and other equipment associated with our ancillary operations. Other assets included a total of $56,714,000 related to Shurgard Europe at December 31, 2007, which we deconsolidated effective March 31, 2008 as described in Note 3.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities at March 31, 2008 consist primarily of real property tax accruals, tenant prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below) accrued interest and, at December 31, 2007, value-added tax accruals with respect to Shurgard Europe. Accrued and other liabilities included $100,366,000 related to Shurgard Europe at December 31, 2007, which we deconsolidated effective March 31, 2008 as described in Note 3.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at March 31, 2008 totaled $28,166,000 ($26,643,000 at December 31, 2007). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

              Through a wholly-owned subsidiary, we reinsure policies against claims for property losses due to specific named perils to goods stored by tenants in our self-storage facilities for individual limits up to a maximum of $5,000. For our U.S. operations, we have third-party insurance coverage for losses from any individual event that exceeds a loss of $1,000,000, to a maximum of $49,000,000. Estimated uninsured losses are accrued and expensed as ancillary costs of operations.

              While we believe that the amount of estimated accrued liabilities with respect to tenant claims, property, casualty, workers compensation and employee healthcare are adequate, the ultimate losses that are actually paid will vary from what we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of March 31, 2008 and December 31, 2007 in our accompanying condensed consolidated balance sheets.

     Other Intangible Assets
     -----------------------

              As we acquire real estate facilities, we also acquire the tenants in place at the date of the acquisition of each respective facility. The value of these tenants represent a finite-lived intangible asset (a "Tenant Intangible"), and these assets are amortized relative to the benefit of the tenants in place to each period. At March 31, 2008, our Tenant Intangibles have a book value of $71,728,000 ($173,745,000 at December 31, 2007), net
     of accumulated amortization of $312,753,000 ($423,788,000 at December 31, 2007). During the three months ended March 31, 2008, intangible assets were increased by approximately $4,529,000 due to the impact of changes in foreign currency exchange rates. On March 31, 2008, tenant intangible assets decreased approximately $78,135,000 due to the deconsolidation of Shurgard Europe, as described more fully in Note 3 below.

              Amortization expense of $28,411,000 and $85,784,000 was recorded for our tenant intangible assets for the three months ended March 31, 2008 and 2007, respectively. The estimated annual amortization expense for our finite-lived intangible assets is as follows:

   2008 (remainder of)                                         $    19,386,000
   2009                                                             10,351,000
   2010                                                              6,366,000
   2011                                                              4,956,000
   2012                                                              3,187,000
   2013 and beyond                                                   8,658,000

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              We also have an intangible representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at March 31, 2008 and December 31, 2007. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted in the most recent annual analysis at December 31, 2007.

     Revenue and Expense Recognition
     -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Tenant reinsurance premiums are recognized as premium revenue when earned. Revenues from merchandise sales and truck rentals are recognized when earned. Interest income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities. Interest and other income is recognized as earned.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected. Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

     Foreign Curreny Exchange Translation
     ------------------------------------

              The local currency is the functional currency for the European operations that we have an interest in. Assets and liabilities included on our consolidated balance sheet are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of the European operations, was translated at an end-of-period exchange rate of approximately 1.579 U.S. Dollars per Euro at March 31, 2008 (1.472 at December 31, 2007) and an average exchange rate of
     1.496 and 1.310 for the three months ended March 31, 2008 and 2007, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

     Fair Value Accounting
     ---------------------

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The standard establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for fiscal years beginning after November 15, 2007. The Company did not elect to report any of its financial assets or liabilities at fair value, and as a result, the adoption of SFAS No. 159 had no material impact on our financial position, operating results or cash flows.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              In 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other accounting standards require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB agreed to a one year deferral of SFAS No. 157's fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on our financial position, operating results or cash flows.

              SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Liabilities measured at fair value on a recurring basis as of March 31, 2008 include our debt to joint venture partner, which is described in Note 8, and our estimate of the fair value of Other Minority Interests, described in Note 9. Each of these liabilities are valued based upon significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

     Note Receivable from Affiliate
     ------------------------------

              As of March 31, 2008, we had a note receivable from Shurgard Europe totaling $618,822,000 ($561,182,000 at December 31, 2007). Effective
     March 31, 2008, as a result of the Europe Transaction, Shurgard Europe is no longer consolidated, accordingly, the note receivable is no longer eliminated in consolidation and is presented as "Note Receivable from Affiliate" (see Note 3).

              In connection with the Europe Transaction, the terms of the note were modified. The outstanding loan balance was increased by approximately
     (euro)10,529,000 ($16,626,000) on March 31, 2008 due to the conversion of a portion of our equity investment into intercompany debt. The note bears interest at a fixed rate of 7.5% per annum, and has an initial term of one year expiring March 31, 2009, and an additional one year extension at Shurgard Europe's option. Further, we are committed to provide additional loans to Shurgard Europe, under these same terms, up to (euro)305 million to fund Shurgard Europe's obligations to repay existing third-party indebtedness (a total of (euro)264.2 million at March 31, 2008) owed by First Shurgard and Second Shurgard, joint ventures in which Shurgard Europe has a 20% interest (First Shurgard and Second Shurgard are referred to hereinafter collectively as the "Existing European Joint Ventures"), and the possible acquisition of the remaining interest in the Existing European Joint Ventures. Shurgard Europe intends to repay all of its intercompany debt through the issuance of third-party debt as soon as market conditions permit, but no later than March 31, 2010 when all of the loans mature.

              The note receivable is denominated in Euros and is converted to U.S. Dollars for financial reporting purposes. We expect the notes to be repaid in the near term (generally, within one to two years) and we have been recognizing foreign exchange rate gains or losses as a result of changes in exchange rates between the Euro and the U.S. Dollar during each period in 2008 and 2007. During the three months ended March 31, 2008 and 2007, the balances of this loan increased due to foreign currency gains totaling $41,014,000 and $5,040,000, respectively, which are recognized as income on our accompanying condensed consolidated statements of income.

     Other Comprehensive Income
     --------------------------

              We reflect other comprehensive income (loss) for any portion of currency translation adjustments related to our European subsidiaries which are not already reflected in our current net income. Such other comprehensive income (loss) is reflected as a direct adjustment to "Accumulated Other Comprehensive Income" in the equity section of our balance sheet.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              Total comprehensive income for each period reflects our net income, plus our other comprehensive income for the period.

              The  following   table   reflects  the  components  of  our  other
     comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                      2008            2007
                                                  -------------  -------------
                                                     (Amounts in thousands)
     Net income................................    $   512,342    $    59,778
     Other comprehensive income:
        Aggregate foreign currency translation
           adjustments for the period..........         66,265         15,451
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain on
           disposition of an interest in
           Shurgard Europe" (Note 3)...........        (37,854)             -
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency gain"..........        (41,014)        (5,040)
                                                  -------------  -------------
     Other comprehensive (loss) income for the
               period..........................        (12,603)        10,411
                                                  -------------  -------------
     Total comprehensive income................    $   499,739    $    70,189
                                                  =============  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     Accounting for Casualties
     -------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the three months ended March 31, 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

     Derivative Financial Instruments
     --------------------------------

              Shurgard Europe has certain derivative financial instruments in its two joint venture partnerships, including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by the joint venture partnerships in order to mitigate currency and exchange rate fluctuation risk in connection with borrowings, and are not for speculative or trading purposes. Since we acquired an interest in Shurgard Europe in August 2006, none of the derivatives were considered effective hedges because at the time we acquired an interest in Shurgard Europe in August 2006, we believed it was not highly likely that the debt and the related derivative instruments would remain outstanding for their entire contractual period. Accordingly, all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our condensed consolidated statements of income.

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

                                         For the Three Months
                                           Ended March 31,
                                        -----------------------
                                           2008         2007
                                        -----------   ---------
                                        (Amounts in thousands)
Rental income.....................      $     425     $    809
Cost of operations................           (536)      (1,920)
Depreciation expense..............             (5)        (115)
                                        -----------   ---------
Total discontinued operations.....      $    (116)    $ (1,226)
                                        ===========   =========

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     Net Income per Common Share
     ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders ($60,333,000 and $58,776,000 for the three months ended March 31, 2008 and 2007, respectively) to arrive at net income allocable to our common shareholders.

              The remaining net income is allocated among our regular common shares and our Equity Shares, Series A using the two-class method which allocates income based upon the dividends declared (or accumulated) for each security in the period, combined with each security's rights to earnings (or losses) that were not distributed to shareholders. Under this method, the Equity Shares, Series A, were allocated net income of $5,356,000 for each of the three months ended March 31, 2008 and 2007, respectively. Net income of $446,653,000 and a loss of $4,354,000 for the three months ended March 31, 2008 and 2007, respectively, were allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted share units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact, if dilutive, of stock options and restricted share units outstanding). The stock options and restricted share units were anti-dilutive in the three months ended March 31, 2007 and were therefore not reflected in diluted net income per common share for that period.

     Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

     Business Combinations
     ---------------------

              In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning December 15, 2008. The application of SFAS No.141(R) may have an impact on our results of operations and financial position beginning January 1, 2009 to the extent that we enter into any business combinations in the future.

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------

              In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (or SFAS No. 160). SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of the consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No. 160 on our results of operations and financial position.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

3.   Europe Transaction
     ------------------

              On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). Public Storage owns the remaining 49% interest is the managing member of Shurgard Holdings. In exchange for the 51% interest in Shurgard Holdings, the investor paid Shurgard Holdings approximately
     (euro)383,200,000 ($605,627,000) on March 31, 2008, with the purchase price to be adjusted for operating results (as defined) generated by Shurgard Europe during the three months ended March 31, 2008. This adjustment is currently estimated to be approximately (euro)4,797,000 ($7,574,000).

              In connection with the Europe Transaction, the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified (see
     Note 2 under "Note Receivable from Affiliate,") and Shurgard Europe obtained an option, which expires on June 30, 2008, to acquire one facility located in the United Kingdom that the Company wholly owns (the "Kensington Facility") for an aggregate of (euro)42 million. We believe that the option price for this facility represents its market value. Shurgard Europe manages this facility for us in exchange for a management fee.

              Based upon the provisions of Statement of Financial Accounting Standards No. 66 ("FAS 66"), we have determined that this transaction constitutes the partial disposition of an interest in Shurgard Europe that is eligible for full profit recognition. We have evaluated the limited liability agreement, capitalization, and other risk-sharing and voting characteristics of Shurgard Holdings and determined that it does not represent a variable interest entity in accordance with the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46R").

              The provisions of Emerging Issues Task Force 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," indicate there is a presumption that the managing member of a limited liability company controls the company, unless the other member has substantive "participating" or "kick-out" rights as those terms are utilized in the accounting standard. Even though we are the managing member, based upon the terms of Shurgard Holdings, the institutional investor shares with us the decision-making authority with respect to a) the significant operating, capital, and investing decisions of Shurgard Europe, including the establishment of annual budgets, and b) the level of compensation of, and replacement and selection of Shurgard Europe's senior operating officers. As a result, we have concluded that the institutional investor has substantive participating rights and, accordingly, we do not control Shurgard Europe. Therefore, we have deconsolidated the operations of Shurgard Europe effective March 31, 2008.

              As a result of the deconsolidation of Shurgard Europe, our investment in real estate entities increased by $594,330,000, representing our net investment in Shurgard Europe at March 31, 2008 immediately before the transaction. The following adjustments were made to our condensed consolidated balance sheet to reflect the deconsolidation of our investment in Shurgard Europe as of March 31, 2008 (amounts in thousands):

                                                 Total
                                            ---------------
Real estate facilities, net.............      $(1,693,524)
Construction in progress................          (10,886)
Intangible assets.......................          (78,135)
Cash....................................          (34,588)
Note receivable from affiliate..........          618,822
Other assets............................          (68,486)
Notes payable...........................          424,995
Accrued and other liabilities...........           98,571
Minority interest - other partnership
interests                                         148,901
                                            ---------------
                                                $(594,330)
                                            ---------------

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              Our net proceeds from the transaction aggregated $609,059,000, comprised of i) $605,627,000 paid by the institutional investor on March 31, 2008, ii) a receivable from the investor totaling $7,574,000, iii), less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we reduced our investment in Shurgard Europe by approximately $305,048,000 for the pro rata portion of our March 31, 2008 investment that was sold, and recognized a gain of $304,011,000 upon disposition, representing the difference between the net proceeds received of $609,059,000 and the pro rata portion of our investment sold of $305,048,000.

              In addition, as a result of our disposition of this interest, a portion of the cumulative currency exchange gains we had previously recognized in Other Comprehensive Income with respect to Shurgard Europe was realized. Accordingly, we recognized a cumulative currency exchange gain of $37,854,000, representing 51% (the pro rata portion of Shurgard Europe that was sold) of the cumulative currency exchange gain previously included in Other Comprehensive Income.

              The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the three months ended March 31, 2008.

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for each of the three months ended March 31, 2008 and 2007, respectively. Commencing with the quarter beginning April 1, 2008, our pro rata share of operations of Shurgard Europe will be reflected on our income statement under equity in earnings of real estate entities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:

                                                                  Three Months
                                                                      Ended
                                                                 March 31, 2008
                                                               -----------------
                                                                   (Amounts in
                                                                    thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $ 11,658,807
  Capital improvements....................................               6,874
  Newly developed facilities opened for operations........              38,480
  Deconsolidation of Shurgard Europe (Note 3).............          (1,766,122)
  Impact of foreign exchange rate changes.................             100,294
                                                               -----------------
  Ending balance..........................................          10,038,333
                                                               -----------------
Accumulated depreciation:
  Beginning balance.......................................          (2,128,225)
  Depreciation expense....................................             (93,336)
  Deconsolidation of Shurgard Europe (Note 3).............              72,598
  Impact of foreign exchange rate changes.................              (3,760)
                                                               -----------------
  Ending balance..........................................          (2,152,723)
                                                               -----------------
Construction in process:
   Beginning balance......................................              60,324
   Current development....................................              24,111
   Newly developed facilities opened for operations.......             (38,480)
  Deconsolidation of Shurgard Europe (Note 3).............             (10,886)
  Write off of development costs..........................                (124)
   Impact of foreign exchange rate changes................                 956
                                                               -----------------
   Ending balance.........................................              35,901
                                                               -----------------
 Total real estate facilities.............................        $  7,921,511
                                                               =================

              During the three months ended March 31, 2008, we completed two expansion projects in the U.S. which in aggregate added approximately 82,000 net rentable square feet of self-storage space at a total cost of $5,017,000. Also in the three months ended March 31, 2008, we completed three development projects in Europe which in aggregate added approximately 166,000 net rentable square feet of self-storage space at a total cost of $33,463,000.

              Construction in process at March 31, 2008 includes the development costs relating to 29 projects (1,231,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $35,901,000 at March 31, 2008 and total estimated costs to complete of $89,345,000.

              From time to time, our facilities are subject to condemnation proceedings, resulting in disposal of a portion or, in some cases, the entire facility. In addition, we dispose of unused parcels of land in certain cases. When an entire real estate facility is disposed of, the operating results of these disposed facilities, including the gain on sale are classified in discontinued operations on our consolidated statements of income for all periods presented. During the three months ended March 31, 2007, we disposed of a portion of a self-storage facility for an aggregate of $322,000. There was no gain or loss on this transaction.

              As described more fully in Note 3, we deconsolidated our investment in Shurgard Europe as of March 31, 2008. This deconsolidation resulted in the reduction of Operating Facilities, Accumulated Depreciation, and Construction in Process.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three months ended March 31, 2008 and 2007 was $748,000 and $741,000, respectively.

5.   Investment in Real Estate Entities
     ----------------------------------

              Interests in entities for periods that they are either VIE's that we are not the primary beneficiary of, or other non-VIE entities that we do not have a controlling financial interest in, are accounted for using the equity method of accounting.

              For the three months ended March 31, 2008 and 2007, we recognized earnings from our investments in real estate entities of $2,729,000 and $3,977,000, respectively, and received cash distributions totaling $6,493,000 and $4,171,000, respectively. We invested $32,911,000 in the
     Real Estate Entities during the three months ended March 31, 2008.

              Our investments in real estate entities  increased by $594,330,000
     due  to  the   deconsolidation   of  Shurgard  Europe,   and  decreased  by
     $305,048,000 representing the pro rata portion of our investment in Shurgard Europe that was disposed of, as described more fully in Note 3.

              The following table sets forth our investments in the real estate entities at March 31, 2008 and December 31, 2007, and our equity in earnings of real estate entities for the three months ended March 31, 2008 and 2007 (amounts in thousands):

                                                                    Equity in Earnings of Real
                                   Investments in Real Estate        Estate Entities for the
                                          Entities at              Three Months Ended March 31,
                               ----------------------------------  ----------------------------
                                   March 31,       December 31,
                                     2008              2007            2008           2007
                               --------------     ---------------  -------------  -------------
PSB..........................   $   270,464        $     273,717    $     2,345    $     3,490
Shurgard Europe..............       322,193                    -              -              -
Other Investments............        32,515               33,026            384            487
                               --------------     ---------------  -------------  -------------
  Total......................   $   625,172        $     306,743    $     2,729    $     3,977
                               ==============     ===============  =============  =============

     Investment in PSB
     -----------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 46% common equity interest in PSB as of March 31, 2008. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both March 31, 2008 and December 31, 2007. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2008 ($51.90 per share of PSB common stock), the shares and units had a market value of approximately $660.4 million as compared to a book value of $270.5 million.

              At March 31, 2008, PSB owned approximately 19.6 million rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro rata share.

                                                                    2008              2007
                                                              ----------------  -----------------
                                                                 (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
   Total operating revenue..............................      $       70,306     $       65,307
   Costs of operations and other operating expenses.....             (24,536)           (22,141)
   Other income and expense, net........................                (665)               694
   Depreciation and amortization........................             (25,447)           (21,640)
   Minority interest....................................              (3,100)            (3,629)
                                                              ----------------  -----------------
     Net income.........................................      $       16,558     $       18,591
                                                              ================  =================

                                                              At March 31,      At December 31,
                                                                  2008               2007
                                                              ----------------  -----------------
                                                                   (Amounts in thousands)

   Total assets (primarily real estate).................      $    1,489,690     $    1,516,583
   Total debt...........................................              60,381             60,725
   Other liabilities....................................              49,209             51,058
   Preferred equity and preferred minority interests....             811,000            811,000
   Common equity and common minority interests..........             569,100            593,800

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     Investment in Shurgard Europe
     -----------------------------

              As described more fully in Note 3, on March 31, 2008 we had an investment in Shurgard Europe, representing approximately 49% of the interest of Shurgard Europe. The remaining interest in this entity is owned by an institutional investor, which owns 51%.

              The following table sets forth selected financial information of Shurgard Europe. The amounts presented herein are consistent with the foreign currency translation policy described more fully in Note 2, "Foreign Currency Exchange Translation." These amounts are based upon 100% of Shurgard Europe's balances, rather than our pro rata share of the operations of Shurgard Europe, and are based upon Public Storage's historical acquired book basis.

              Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008. Accordingly, except for the March 31, 2008 condensed consolidated balance sheet, all amounts (net of intercompany eliminations) are included in our condensed consolidated financial statements and are not reflected as a component of equity in earnings, in the case of our condensed consolidated income statement, or investment in real estate entities, in the case of our condensed consolidated balance sheet.

                                                                    2008              2007
                                                              ----------------  -----------------
                                                                 (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
   Self-storage revenues................................      $       54,722     $       43,160
   Ancillary revenues...................................               4,913              3,760
   Self-storage cost of operations......................             (24,654)           (22,652)
   Ancillary cost of operations.........................              (1,409)            (1,337)
   Royalty payable to Public Storage....................                (640)                 -
   Depreciation and amortization........................             (21,871)           (38,217)
   General and administrative...........................              (4,644)            (2,702)
   Interest expense on third party debt.................              (7,308)            (5,089)
   Interest expense on debt to Public Storage...........              (9,644)            (9,650)
   Expense from derivatives, net .......................                 (43)              (762)
   Discontinued operations..............................                 (12)               (89)
   Minority interest....................................               2,142              3,754
                                                              ----------------  -----------------
     Net loss...........................................      $       (8,448)    $      (29,824)
                                                              ================  =================

                                                               At March 31,      At December 31,
                                                                  2008               2007
                                                              ----------------  -----------------
                                                                   (Amounts in thousands)

   Total assets (primarily real estate).................      $    1,885,619     $    1,774,037
   Total debt to third parties..........................             424,995            384,045
   Total debt to Public Storage.........................             618,822            561,182
   Other liabilities....................................             101,980             95,444
   Minority interest....................................             145,492            140,385
   Equity...............................................             594,330            592,981

     Other Investments
     -----------------

              At March 31, 2008, other investments include an aggregate common equity ownership of approximately 28% in a) five entities that own an aggregate of 22 self-storage facilities that we held on a consistent basis since January 1, 2006 and b) entities owning six self-storage facilities, which we deconsolidated effective May 24, 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              The  following  table  sets  forth  certain  condensed   financial
     information (representing 100% of these entities' balances and not our pro rata share) with respect to these other investments:


                                                  2008              2007
                                           -----------------  ------------------
                                                 (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
 Total revenue........................     $          5,407    $        5,199
 Cost of operations and other expenses               (2,460)           (2,234)
 Depreciation and amortization........               (1,114)           (1,128)
                                           -----------------  ------------------
     Net income.......................     $          1,833    $        1,837
                                           =================  ==================

                                             At March 31,     At December 31,
                                                 2008              2007
                                           -----------------  ------------------
                                                 (Amounts in thousands)

 Total assets (primarily storage
     facilities)......................     $         75,722    $       75,903
 Total debt...........................               12,326            12,409
 Total accrued and other liabilities..                1,516               774
 Total Partners' equity...............               61,880            62,720

6.   Revolving Line of Credit
     ------------------------

              On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2008). We had no outstanding borrowings on our Credit Agreement at March 31, 2008 or at May 8, 2008.

              The  Credit  Agreement  includes  various   covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at March 31, 2008.

              At March 31, 2008, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $19,699,000 ($20,408,000 at December 31, 2007). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

7.   Notes Payable

              The carrying amounts of our notes payable at March 31, 2008 and December 31, 2007 consist of the following (dollar amounts in thousands):


                                                                                 March 31,       December 31,
                                                                                    2008             2007
                                                                               --------------   --------------
  DOMESTIC UNSECURED NOTES PAYABLE:

  5.875%   effective  and  stated  note  rate,   interest  only  and  payable
     semi-annually, matures in March 2013................................      $    200,000      $    200,000
  5.73%  effective rate,  7.75% stated note rate,  interest only and payable semi-annually,  matures in  February  2011  (carrying  amount  includes
     $10,136 of unamortized premium at March 31, 2008) ..................           210,136           210,905

   DOMESTIC MORTGAGE NOTES:

  5.59% average effective rate fixed rate mortgage notes payable, secured by 57 real estate facilities with a net book value of $419,543 at March 31, 2008 and stated note rates between 4.95% and 7.76%, due between April 2008 and
     August 2015 (carrying amount includes $3,063 of
     unamortized premium at March 31, 2008) .............................           149,311           150,288
  5.29% average effective rate fixed rate mortgage notes payable,  secured by
     31 real estate facilities with a net book value of $174,727 at March 31,
     2008, stated note rates between 5.40% and 8.75%, principal and interest payable monthly, due at varying dates between October 2009 and September
     2028 (carrying amount includes $3,309 of unamortized premium
     at March 31, 2008)..................................................            85,341            86,609

  EUROPEAN SECURED NOTES PAYABLE:

  First  Shurgard  credit  agreement,  due originally in 2008 but extended to
     May 2009............................................................                 -           189,064
  Second Shurgard credit agreement, due in July 2009.....................                 -           187,665
  Liability under Capital Leases.........................................                 -             7,316
                                                                               --------------   --------------
         Total notes payable.............................................       $   644,788       $ 1,031,847
                                                                               ==============   ==============

              All of our notes payable represent preexisting debt that we have assumed in connection with the acquisition of real estate facilities or business combinations. The Domestic Unsecured Notes Payable and the Domestic Mortgage Notes were recorded at their estimated fair values upon acquisition based upon estimated market rates for debt instruments with similar terms and ratings. Any initial premium or discount, representing the difference between the stated note rate and fair value on the respective date of assumption, is being amortized over the remaining term of the notes using the effective interest method.

              The Domestic Unsecured Notes Payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at March 31, 2008.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              The  Domestic   Mortgage  Notes  require  interest  and  principal
     payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at March 31, 2008.

              First Shurgard and Second Shurgard, in which Shurgard Europe has a 20% interest, have senior credit agreements that were put into place, prior to the Shurgard Merger, to fund development costs of various self-storage projects. On March 31, 2008, we deconsolidated Shurgard Europe and, as a result, the related notes payable owed by the Existing European Joint Ventures are no longer included in our consolidated balance sheet.

              At March 31, 2008, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                     Domestic     Domestic
                                    Unsecured   Mortgage Notes
                                  Notes Payable    Payable           Total
                                  ------------- --------------   -----------
2008 (remainder of)..........     $    1,802      $   21,271      $   23,073
2009.........................          3,764           8,788          12,552
2010.........................          3,985          10,669          14,654
2011.........................        200,585          27,445         228,030
2012.........................              -          55,195          55,195
Thereafter...................        200,000         111,284         311,284
                                  ------------- --------------   -----------
                                  $  410,136      $  234,652      $  644,788
                                  ============= ==============   ===========
Weighted average effective rate        5.8%            5.5%            5.7%
                                  ============= ==============   ===========

              We incurred  interest  expense with respect to our notes  payable, capital leases, debt to joint venture partner and line of credit aggregating $17,235,000 and $17,549,000 for the three months ended March 31, 2008 and 2007, respectively. These amounts were comprised of $18,450,000 and $18,633,000 in cash for the three months ended March 31, 2008 and 2007, respectively, less $1,215,000 and $1,084,000 in amortization of premium net of increase in Debt to Joint Venture Partner described in
     Note 8, respectively.

8.   Debt to Joint Venture Partner
     -----------------------------

              Due to our continuing interest in ten facilities that we sold to an unconsolidated affiliated joint venture, and the likelihood that we will exercise our option to acquire our partner's interest, we have accounted for our partner's investment in these facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these facilities is accounted for as a liability on our accompanying condensed consolidated balance sheets. Our partner's share of operations with respect to these facilities has been accounted for as interest expense on our accompanying condensed consolidated statements of income.

              The outstanding balances of $38,128,000 and $38,081,000 due the joint venture partner as of March 31, 2008 and December 31, 2007, respectively, are estimated at fair value. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability we will record adjustments to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We determine the fair value of this liability based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the partnership agreement. We determine the fair value of the underlying real estate by reference to the historical operating results, and apply an estimate of the effective earnings multiple based upon our review of market transactions and other market data. The increase in fair value from $38,081,000 at December 31, 2007 to $38,128,000 at March 31, 2008 is due principally to the excess of interest expense (as described below) over interest paid.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              A total of $808,000 and $788,000 was recorded as interest  expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the three months ended March 31, 2008 and 2007, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $761,000 and $745,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the three months ended March 31, 2008 and 2007, respectively, and increases in the Debt to Joint Venture Partner of $47,000 and $43,000 for the three months ended March 31, 2008 and 2007, respectively.

              We expect that this debt will be repaid during 2008, assuming that we exercise our option to acquire our partner's interest in the Acquisition Joint Venture.

9.   Minority Interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the applicable entity.

     Preferred Partnership Interests

              The following table summarizes the preferred partnership units outstanding at March 31, 2008 and December 31, 2007:

                                                             March 31, 2008            December 31, 2007
                                                        -------------------------- ---------------------------
                    Earliest Redemption   Distribution     Units       Carrying       Units        Carrying
      Series                Date              Rate      Outstanding     Amount     Outstanding      Amount
-----------------  --------------------   ------------  -----------  ------------- -----------   -------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        -----------  ------------- -----------   -------------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ===========  ============= ===========   =============

              Income allocated to the preferred minority interests totaled $5,403,000 for each of the three months ended March 31, 2008 and 2007, comprised of distributions paid.

              Subject to certain conditions, the Series NN preferred units are convertible into our 6.40% Series NN Cumulative Preferred Shares of beneficial interest, the Series Z preferred units are convertible into our 6.25% Series Z Cumulative Preferred Shares of beneficial interest and the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares of beneficial interest. The holders of the Series Z preferred partnership units have a one-time option exercisable on October 12, 2009 to require us to redeem their units for $25,000,000 in cash, plus any unpaid distribution.

              Other Partnership Interests
              ---------------------------

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at March 31, 2008 and December 31, 2007 as well as the income allocated to minority interests for the three months ended March 31, 2008 and 2007 with respect to the other partnership interests:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


                                                                          Minority interest in income (loss)
                                           Minority interest at               for the three months ended
                                      ------------------------------     ------------------------------------
                                       March 31,      December 31,           March 31,          March 31,
  Description of Minority Interest        2008            2007                 2008               2007
----------------------------------    ------------  ----------------     ----------------   -----------------
                                                            (Amounts in thousands)
Existing European Joint Ventures.       $       -      $    140,385         $     (2,142)     $    (3,754)
PS Officers' Europe Investment...               -             3,520                 (111)               -
Convertible Partnership Units....           5,448             5,516                  612               (8)
Other consolidated partnerships..          32,263            32,267                3,837            4,142
                                      ------------  ----------------     ----------------   -----------------
Total other partnership interests       $  37,711      $    181,688         $      2,196      $       380
                                      ============  ================     ================   =================


              Distributions paid to minority interests for the three months ended March 31, 2008 and 2007 were $4,521,000 and $5,501,000, respectively.
     Minority interests increased $7,249,000 and $1,200,000 as a result of the impact of foreign currency translation in the three months ended March 31, 2008 and 2007, respectively.

              The Existing European Joint Ventures
              ------------------------------------

              Through the Shurgard Merger, we acquired an interest in two joint venture entities: First Shurgard SPRL ("First Shurgard") formed in January 2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures (referred to collectively hereinafter as the "Existing
     European Joint Ventures") were expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have determined that the Existing European Joint Ventures are each VIEs, and that Shurgard Europe is the primary beneficiary. Accordingly, the accounts of the Existing European Joint Ventures have been included in our consolidated financial statements until March 31, 2008, when Shurgard Europe was deconsolidated (see also
     Note 3), reducing minority interests by $145,492,000 at March 31, 2008. See
     Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including the Existing European Joint Ventures.

              PS Officers' Europe Investment
              ------------------------------

              In the second quarter of 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the interests was based upon the pro rata net asset value computed using, among other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the sale of these LLP Interests, we recorded a gain of $1,193,000 during the second quarter of 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. For periods commencing from the sale of the interest through March 31, 2008, the PS Officers' pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statement of income for the three months ended March 31, 2008.

              The investment of the PS Officers is included in minority interest
     - other partnership interests on our accompanying condensed consolidated balance sheet at December 31, 2007. As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, minority interest was reduced $3,409,000. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including the PS Officers' Europe Investment.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              Convertible Partnership Units
              -----------------------------

              At March 31, 2008 and December 31, 2007, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the entity. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

              Other Consolidated Partnerships
              -------------------------------

              At March 31, 2008 and December 31, 2007, the other consolidated partnerships reflect common equity interests that we do not own in 33 entities (generally partnerships) that own in aggregate 177 self-storage facilities. The related partnership agreements have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

              Impact of SFAS No. 150
              ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement prescribes reporting standards for financial instruments that have characteristics of both liabilities and equity. This standard generally indicates that certain financial instruments that give the issuer a choice of settling an obligation with a variable number of securities or settling an obligation with a transfer of assets, any mandatorily redeemable security, and certain put options and forward purchase contracts, should be classified as a liability on the balance sheet. With the exception of minority interests, described below, we implemented SFAS No. 150 on July 1, 2003, and the adoption had no impact on our financial statements.

              The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair values of the Other Partnership Interests are approximately $306 million and $532 million at March 31, 2008 and December 31, 2007, respectively. The decrease between December 31, 2007 and March 31, 2008 is due to the deconsolidation of Shurgard Europe, accordingly, the fair value of the Existing European Joint Ventures and the PS Officers' Europe Investment is not included in the March 31, 2008 estimated fair value. We determine the fair value of the Other Partnership Interests based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the related partnership agreement. We determine the fair value of the underlying real estate by reference to the historical operating results, and apply an estimate of the effective earnings multiple based upon our review of market transactions and other market data.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

10.  Shareholders' Equity
     --------------------

              Cumulative Preferred Shares
              ---------------------------

              At March 31, 2008 and December 31, 2007, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                             At March 31, 2008            At December 31, 2007
                           Earliest                     ---------------------------   ----------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series                Date           Rate        Outstanding      Amount        Outstanding       Amount
------------------       -----------     -----------    -------------  ------------   -------------    -----------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%           6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%          18,400        460,000          18,400        460,000
Series L                  10/20/11            6.750%           9,200        230,000           9,200        230,000
Series M                    1/9/12            6.625%          20,000        500,000          20,000        500,000
Series N                    7/2/12            7.000%           6,900        172,500           6,900        172,500
                                                        -------------  ------------   -------------    -----------
     Total Cumulative Preferred Shares                     1,739,500    $ 3,527,500       1,739,500    $ 3,527,500
                                                        =============  ============   =============    ===========

              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At March 31, 2008, there were no dividends in arrears and the Debt Ratio was 5.5%.

              Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital. Upon redemption, we apply EITF Topic D-42, allocating income to the preferred shareholders equal to the original issuance costs.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

              Equity Shares, Series A
              -----------------------

              At  March  31,  2008  and  December  31,  2007,  we had  8,744,193
     depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

              Common Shares
              -------------

              During the three months ended March 31, 2008, we issued 90,781 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the three months ended March 31, 2008, we repurchased a total of 1,520,196 of our common shares for an aggregate of approximately $111.9 million. Through March 31, 2008, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

              At March 31, 2008 and December 31, 2007, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              Dividends
              ---------

              The following table summarizes dividends declared and paid during the three months ended March 31, 2008:

                                             Distributions Per
                                            Share or Depositary      Total
                                                   Share          Distributions
                                            ------------------- ---------------
Preferred Shares:
Series V..............................             $0.469       $   3,234,000
Series W..............................             $0.406           2,153,000
Series X..............................             $0.403           1,935,000
Series Y..............................             $0.428             685,000
Series Z..............................             $0.391           1,758,000
Series A..............................             $0.383           1,761,000
Series B..............................             $0.445           1,937,000
Series C..............................             $0.413           1,898,000
Series D..............................             $0.386           2,086,000
Series E..............................             $0.422           2,384,000
Series F..............................             $0.403           4,031,000
Series G..............................             $0.438           1,750,000
Series H..............................             $0.434           1,824,000
Series I..............................             $0.453           9,380,000
Series K..............................             $0.453           8,337,000
Series L..............................             $0.422           3,881,000
Series M..............................             $0.414           8,281,000
Series N..............................             $0.438           3,018,000
                                                                -------------
                                                                   60,333,000
Common Shares:
Equity Shares, Series A...............             $0.613           5,356,000
Common ...............................             $0.550          92,783,000
                                                                -------------
   Total dividends....................                          $ 158,472,000
                                                                =============

              The dividend rate on our common shares was $0.55 per common share for the three months ended March 31, 2008. The dividend rate on the Equity Share A was $0.6125 per depositary share for the three months ended March 31, 2008.

11.  Segment Information
     -------------------

              Description of Each Reportable Segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

              Our domestic self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     properties in the U.S. Our European self-storage segment comprises our interest in the self-storage and associated activities owned by Shurgard Europe and the operations of the Kensington Facility. See also Note 3 for a discussion of the disposition of an interest in, and deconsolidation of, Shurgard Europe effective March 31, 2008.

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

              Measurement of Segment Income (Loss) and Segment Assets - European
              ------------------------------------------------------------------
              Operations
              ----------

              Our European operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The European segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent included in our financial statements, including interest expense paid to outside parties and general and administrative expense. At December 31, 2007, assets of our European operations include real estate with a book value of approximately $1.6 billion, intangibles with a book value of approximately $87 million, and other assets with a book value of approximately $60 million. At December 31, 2007, liabilities of our European operations include intercompany payables of $562 million, debt of $384 million, and accrued and other liabilities of $101 million. At March 31, 2008, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $322.2 million, a note receivable totaling (euro)391.9 million ($618.8 million), as well as the related assets and liabilities of the Kensington Facility.

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our condensed consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

For the three months ended March 31, 2008

                                                                                     DOMESTIC        OTHER ITEMS
                                                       DOMESTIC       EUROPEAN       ANCILLARY      NOT ALLOCATED       TOTAL
                                                     SELF-STORAGE    OPERATIONS      OPERATIONS      TO SEGMENTS    CONSOLIDATED
                                                    -------------   ------------    ------------   --------------   -------------
                                                                                (Amounts in thousands)
Revenues:
   Self-storage rental income....................   $    369,757     $   55,063      $        -      $         -    $  424,820
   Ancillary operating revenue...................              -          4,916          30,184                -        35,100
   Interest and other income.....................              -              -               -            2,844         2,844
                                                    -------------   ------------    ------------   --------------   -------------
                                                         369,757         59,979          30,184            2,844       462,764
                                                    -------------   ------------    ------------   --------------   -------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................        132,155         24,760               -                -       156,915
      Ancillary operations.......................              -          1,410          16,058                -        17,468
  Depreciation and amortization..................         99,379         22,222             885                -       122,486
  General and administrative.....................              -          4,650               -           10,266        14,916
  Interest expense...............................              -          7,308               -            9,179        16,487
                                                    -------------   ------------    ------------   --------------   -------------
                                                         231,534         60,350          16,943           19,445       328,272
                                                    -------------   ------------    ------------   --------------   -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of an interest in Shurgard
   Europe, foreign currency exchange gain,
   expense from derivatives and minority
   interest in (income) loss.....................        138,223           (371)         13,241          (16,601)      134,492

Equity in earnings of real estate entities.......            384              -           2,345                -         2,729
Gain on disposition of an interest in Shurgard
   Europe........................................              -              -               -          341,865       341,865
Foreign currency exchange gain...................              -         41,014               -                -        41,014
Expense from derivatives, net....................              -            (43)              -                -           (43)
Minority interest in (income) loss...............         (4,338)         2,142               -           (5,403)       (7,599)
                                                    -------------   ------------    ------------   --------------   -------------
Income from continuing operations................        134,269         42,742          15,586          319,861       512,458
Discontinued operations..........................              -            (12)              -             (104)         (116)
                                                    -------------   ------------    ------------   --------------   -------------
Net income.......................................   $    134,269     $   42,730      $   15,586      $   319,757    $  512,342
                                                    =============   ============    ============   ==============   =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

For the three months ended March 31, 2007

                                                                                      DOMESTIC        OTHER ITEMS
                                                      DOMESTIC        EUROPEAN        ANCILLARY      NOT ALLOCATED      TOTAL
                                                    SELF-STORAGE     OPERATIONS       OPERATIONS      TO SEGMENTS   CONSOLIDATED
                                                   --------------   ------------    -------------   --------------  ------------
                                                                                (Amounts in thousands)
Revenues:
   Self-storage rental income....................   $    354,919     $   43,689      $        -      $       -      $  398,608
   Ancillary operating revenue...................              -          3,779          29,046              -          32,825
   Interest and other income.....................              -              -               -          2,125           2,125
                                                   --------------   ------------    -------------   --------------  ------------
                                                         354,919         47,468          29,046          2,125         433,558
                                                   --------------   ------------    -------------   --------------  ------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................        125,866         22,826               -              -         148,692
      Ancillary operations.......................              -          1,342          17,967              -          19,309
  Depreciation and amortization..................        136,551         38,966             849              -         176,366
  General and administrative.....................              -          2,708               -         13,808          16,516
  Interest expense...............................              -          5,089               -         11,719          16,808
                                                   --------------   ------------    -------------   --------------  ------------
                                                         262,417         70,931          18,816         25,527         377,691
                                                   --------------   ------------    -------------   --------------  ------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, foreign currency exchange gain,
   expense from derivatives and minority
   interest in (income) loss.....................         92,502        (23,463)         10,230        (23,402)         55,867

Equity in earnings of real estate entities.......            487              -           3,490              -           3,977
Casualty gain....................................          2,665              -               -              -           2,665
Foreign currency exchange gain...................              -          5,040               -              -           5,040
Expense from derivatives, net....................              -           (762)              -              -            (762)
Minority interest in (income) loss...............         (4,134)         3,754               -         (5,403)         (5,783)
                                                   --------------   ------------    -------------   --------------  ------------
Income (loss) from continuing operations.........         91,520        (15,431)         13,720        (28,805)         61,004
Discontinued operations..........................              -            (89)              -         (1,137)         (1,226)
                                                   --------------   ------------    -------------   --------------  ------------
Net income (loss)................................   $     91,520     $  (15,520)     $   13,720      $ (29,942)     $   59,778
                                                   ==============   ============    =============   ==============  ============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

12.   Share-Based Compensation
      ------------------------

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

              For the three months ended March 31, 2008 and 2007, we recorded $384,000 and $303,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

              A total of 830,000 stock options were granted during the three months ended March 31, 2008, 46,903 shares were exercised, and no shares were forfeited. A total of 2,472,571 stock options were outstanding at March 31, 2008 (1,689,474 at December 31, 2007).

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

              The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the service period, net of estimates for future forfeitures, as compensation expense. The related employer portion of payroll taxes is expensed as incurred.

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

              During the three months ended March 31, 2008, 206,475 restricted share units were granted with an aggregate fair value on the date of each

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     respective grant of approximately $16,572,000, 12,345 restricted share units were forfeited (aggregate grant-date fair value of $466,000), and 67,502 restricted share units vested (aggregate grant-date fair value of $5,037,000) with an aggregate fair value on the date of each respective vesting of $5,424,000. This vesting resulted in the issuance of 43,878 common shares. In addition, cash compensation was paid to employees in lieu of 23,624 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At March 31, 2008, approximately 735,396 restricted share units were outstanding (608,768 at December 31, 2007) with an aggregate fair value at March 31, 2008, based upon the closing price of our common shares, of approximately $65,171,000. A total of $2,390,000 and $2,205,000 in restricted share expense was recorded for the three months ended March 31, 2008 and 2007, respectively, which includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

13.  Related Party Transactions
     --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a royalty-free license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 25.3% of our common shares outstanding at March 31, 2008. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell, the right of first refusal does not apply to the self-storage facilities, and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the three months ended March 31, 2008 and 2007, respectively, we received $225,000 and $188,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

              Other Related Party Transactions
              --------------------------------

              Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

              Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     facility that is managed by us. We recorded management fees with respect to this facility amounting to $19,000 and $18,000 for the three months ended March 31, 2008 and 2007, respectively.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $195,000 and $183,000 for the three months ended March 31, 2008 and 2007, respectively, in management fees with respect to PSB's property management services. At March 31, 2008, included in other liabilities are normal recurring amounts owed to PSB of $434,000 ($717,000 at December 31, 2007), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

              During 2007, PSB acquired certain commercial facilities that include self-storage space. We are managing this self-storage space for PSB for a management fee equal to 6% of revenues generated by the self-storage space. We recorded management fees with respect to these facilities amounting to $11,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $97,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively.

              Shurgard Europe also entered into a licensing agreement with Public Storage effective January 1, 2008, under which it pays Public Storage a fee equal to 1.0% of its pro rata share of revenues in exchange for the rights to use the "Shurgard Europe" trade name. Amounts under this licensing agreement will begin to be reflected in our condensed consolidated financial statements beginning April 1, 2008.

              Shurgard Europe manages the Kensington facility for us in exchange for a fee of 7% of revenues. Such fees will be included in our consolidated financial statements for periods after March 31, 2008, when we deconsolidated Shurgard Europe.

              As described more fully in Note 2 under "Note Receivable from Affiliate," Shurgard Europe owes us an aggregate of (euro)391.9 million ($618.8 million) at March 31, 2008. This note bears interest at 7.5% per annum.

              We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $648,000 and $614,000 for the three months ended March 31, 2008 and 2007, respectively.

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

              In the second quarter of 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the interests was based upon the pro rata net asset value computed using, among

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the initial sale of these LLP Interests to our officers, we recorded a gain of $1,193,000 during the second quarter of 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. In connection with the acquisition by an institutional investor of a 51% interest in Shurgard Europe, Shurgard Holdings agreed to purchase, on June 20, 2008, each holder's interest in Shurgard Europe at a price based on the price paid by the institutional investor. The total repurchase amount is $7.1 million. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including the PS Officers' Europe Investment.

14.  Commitments and Contingencies
     -----------------------------

              Legal Matters
              -------------

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

              Insurance and Loss Exposure
              ---------------------------

              We have historically carried comprehensive insurance, including property, earthquake, general liability and workers compensation, through nationally recognized insurance carriers and through our captive insurance programs. Our insurance programs also insure affiliates of the Company. Our estimated maximum annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $22 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $75 million for property coverage including earthquake coverage ((euro)25 million for Europe) and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              Our tenant insurance program reinsures policies against claims for property losses due to specific named perils to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $49,000,000. At

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

     March 31, 2008, we had approximately 518,000 reinsured policies outstanding representing aggregate coverage of approximately $1.2 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurances can be given that our business can continue to be conducted in any given jurisdiction. For the three months ended March 31, 2008, our tenant insurance revenues accounted for approximately 3% of our total revenues. Our exposure to tenant insurance losses is minimal with respect to our European operations due to third-party insurance coverage.

              Development and Acquisition of Real Estate Facilities
              -----------------------------------------------------

              We currently have 29 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $125 million of which $35,901,000 has been spent at March 31, 2008. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

              As of May 8, 2008, we are under contract to purchase one self-storage facility in California (total approximate net rentable square feet of 109,000) at an aggregate cost of $14,600,000, which includes approximately $9,900,000 of assumed debt. This contract is subject to significant contingencies, and there is no assurance that these facilities will be acquired.

              Operating Lease Obligations
              ---------------------------

              We lease trucks, land, equipment and office space. At March 31, 2007, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

  2008......................................    $    5,020
  2009......................................        11,604
  2010......................................        11,060
  2011......................................         7,375
  2012......................................         6,032
  Thereafter................................        83,567
                                                ----------
                                                $  124,658
                                                ==========

              Expenses under operating leases were approximately  $7,200,000 and
     $7,452,000   for  the  three   months   ended  March  31,  2008  and  2007,
     respectively.

15.  Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our REIT taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we will meet these tests during 2007 and 2008 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)

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

              Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007 and the first quarter of 2008.

              We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

16.      Subsequent Events
         -----------------

              On April 22, 2008, we acquired a self-storage facility located in California (total approximate net rental square feet of 101,000) at a cost of $16,079,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

         Factors and risks that may impact future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Annual Report on Form 10-K for the year ended December 31, 2007 and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among other things, the following:

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

         o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and insurance matters and real estate investment trusts ("REITs");

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

         The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 2 to our March 31, 2008 condensed consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies the application of which has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Code and applicable state laws. We also believe that Shurgard qualified as a REIT. A REIT generally does not pay corporate level federal income taxes on its REIT taxable income that is distributed to its shareholders, and accordingly, we do not pay federal income tax on the share of our REIT taxable income that is distributed to our shareholders.

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

         ESTIMATED  LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM  LIABILITIES:
As described in Notes 2 and 14 to our consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures policies against claims for losses to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability will be in excess of or less than the amounts recorded and the difference could be material. At March 31, 2008, we had approximately 518,000 reinsured policies in the U.S. outstanding representing aggregate coverage of approximately $1.2 billion.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to our March 31, 2008 condensed consolidated financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

         VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN THE SHURGARD MERGER: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in the Shurgard Merger. In addition, we have estimated the fair market value of 38.9 million shares that we issued to the Shurgard shareholders. These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the then tenant base in place, and the recoverability of certain assets. We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could come to materially different conclusions as to the estimated values, if different assumptions were used. If the values were determined using different assumptions than those used, our depreciation and amortization expense, interest expense, real estate, debt, and intangible assets could have been materially different.

DISPOSITION OF AN INTEREST IN SHURGARD EUROPE

         On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). Public Storage owns the remaining 49% interest and will continue as the managing member of Shurgard Holdings. In exchange for the 51% interest in Shurgard Holdings, the investor paid Shurgard Holdings approximately (euro)383,200,000 ($605,627,000) on March 31, 2008, with the purchase price to be adjusted for operating results (as defined) generated by Shurgard Europe during the three months ended March 31, 2008. This adjustment is currently estimated to be approximately (euro)4,797,000 ($7,574,000).

         In connection with the Europe Transaction, the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified (see Note 2 under "Note Receivable from Affiliate", in our March 31, 2008 condensed consolidated financial statements) and Shurgard Europe obtained an option, which expires on June 30, 2008, to acquire one facility located in the United Kingdom that the Company wholly owns (the "Kensington Facility") for an aggregate of
(euro)42 million. We believe that the option price for this facility represents its market value. Shurgard Europe manages this facility for us in exchange for a management fee.

         Shurgard Europe also entered into a licensing agreement with Public Storage effective January 1, 2008, under which it pays Public Storage a fee equal to 1.0% of its pro rata share of revenues in exchange for the rights to use the "Shurgard Europe" trade name.

         As a result of the Europe Transaction, our remaining investment in Shurgard Europe will be accounted for using the equity method, and accordingly, Shurgard Europe will no longer be consolidated effective March 31, 2008. See
Note 3 to our March 31, 2008 condensed consolidated financial statements for our additional information regarding our investment in Shurgard Europe.

         The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for each of the three months ended March 31, 2008 and 2007, respectively. Commencing with the quarter beginning
April 1, 2008, our pro rata share of operations of Shurgard Europe will be reflected on our income statement under "equity in earnings of real estate entities."

RESULTS OF OPERATIONS
---------------------

FOR THE THREE  MONTHS  ENDED  MARCH 31,  2008 AS  COMPARED TO THE SAME PERIOD IN
2007:

         Net income for the three months ended March 31, 2008 was $512.3 million compared to $59.8 million for the same period in 2007, representing an improvement of $452.5 million. This improvement is primarily due to a gain of $341.9 million recognized on the disposition of an interest in Shurgard Europe, reduced amortization expense, improved operations from our real estate facilities and an increase in foreign currency exchange gain.

         Depreciation and amortization expense for the quarter ended March 31, 2008 decreased by $53.9 million, as compared to the same period in 2007. This decrease is primarily due to a reduction in amortization expense related to intangible assets that we obtained in the August 22, 2006 acquisition of Shurgard Storage Centers, Inc. (the "Shurgard Merger"). For the three months ended March 31, 2008, amortization expense related to our intangible assets totaled $28.4 million as compared to $85.8 million for the same period in 2007.

         Net operating income, before depreciation expense, for all our self-storage operations totaled $267.9 million for the three months ended March 31, 2008 as compared to $249.9 million for the same period in 2007, representing an increase of $18.0 million. Most of this increase was generated by the facilities that were acquired in the Shurgard Merger as net operating income for these facilities was approximately $90.8 million for the quarter ended March 31, 2008 as compared to $77.2 million for the same period in 2007.

         During the quarter ended March 31, 2008, we recognized a foreign currency exchange gain totaling $41.0 million, as compared to $5.0 million for the same period in 2007, relating to our note receivable from Shurgard Europe. The gain in each period was the result of the continued weakening of the U.S. Dollar relative to the Euro during each period.

         For the three months ended March 31, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $446.7 million or $2.64 per common share on a diluted basis compared to a net loss of $4.4 million or $0.03 per common share on a diluted basis for the same period in 2007, representing an improvement of $451.1 million or $2.67 per common share on a diluted basis. These improvements are due primarily to the impact of the factors described above with respect to the improvement in our net income.

         For the three months ended March 31, 2008 and 2007, we allocated $60.3 million and $58.8 million of our net income, respectively, to our preferred shareholders based on distributions paid. The year-over-year increase is due to the issuance of additional preferred securities.

REAL ESTATE OPERATIONS
----------------------

         DOMESTIC SELF-STORAGE OPERATIONS: Our domestic self-storage operations are by far the largest component of our operating activities, representing approximately 80% of our total revenues generated for the three months ended March 31, 2008. Rental income with respect to our domestic self-storage operations grew by 4.2% in the three months ended March 31, 2008 as compared to the same period in 2007. The year-over-year growth in rental income is primarily due to the addition of new facilities to our portfolio, either through our acquisition or development activities, combined with increased revenues in our Same Store Facilities (defined below).

         To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of three groups that management analyzes with respect to the Company's performance: i) the Public Storage Same Store group, representing our facilities that we have owned and have been stabilized prior to January 1, 2006, ii) the Shurgard Same Store group, representing the facilities that we acquired August 22, 2006 in the Shurgard Merger which have been stabilized since January 1, 2006, and iii) the Other Facilities, representing facilities (other than the Shurgard Same Store Group) that were acquired or developed since January 1, 2006, or which have not been operated at a stabilized level of operations due to development or other activities since January 1, 2006.


Domestic Self - Storage Operations Summary:            Three Months Ended March 31,
-------------------------------------------        ------------------------------------
                                                                             Percentage
                                                      2008         2007        Change
                                                   ------------ -----------  ----------
                                                       (Dollar amounts in thousands)
Rental income:
   Public Storage Same Store Facilities........    $   245,529  $  239,649      2.5%
   Shurgard Same Store Facilities..............         81,252      77,520      4.8%
   Other Facilities............................         42,976      37,750     13.8%
                                                   ------------ -----------  ----------
     Total rental income.......................        369,757     354,919      4.2%
                                                   ------------ -----------  ----------
Cost of operations before depreciation and
    amortization expense (a):
   Public Storage Same Store Facilities........         86,705      82,244      5.4%
   Shurgard Same Store Facilities..............         28,642      28,279      1.3%
   Other Facilities............................         16,808      15,343      9.5%
                                                   ------------ -----------  ----------
      Total cost of operations.................        132,155     125,866      5.0%
                                                   ------------ -----------  ----------
Net operating income before depreciation and
    amortization expense (a):
   Public Storage Same Store Facilities........        158,824     157,405      0.9%
   Shurgard Same Store Facilities..............         52,610      49,241      6.8%
   Other Facilities............................         26,168      22,407     16.8%
                                                   ------------ -----------  ----------
   Total net operating income before
        depreciation and amortization expense (a)      237,602     229,053      3.7%
                                                   ------------ -----------  ----------
Depreciation and amortization expense:
   Public Storage Same Store Facilities........        (44,375)    (44,314)     0.1%
   Shurgard Same Store Facilities..............        (36,838)    (71,803)   (48.7)%
   Other Facilities............................        (18,166)    (20,434)   (11.1)%
                                                   ------------ -----------  ----------
   Total depreciation and amortization expense.        (99,379)   (136,551)   (27.2)%
                                                   ------------ -----------  ----------
Net operating income (loss):
   Public Storage Same Store Facilities........        114,449     113,091      1.2%
   Shurgard Same Store Facilities..............         15,772     (22,562)  (169.9)%
   Other Facilities............................          8,002       1,973    305.6%
                                                   ------------ -----------  ----------
   Total net operating income..................    $   138,223  $   92,502     49.4%
                                                   ============ ===========  ==========

Weighted average square foot occupancy during
   the period..................................          87.9%       87.5%      0.5%
Number of self-storage facilities (at end of
   period).....................................          1,984       1,983      0.1%
Net rentable square feet (in thousands, at end
   of period):.................................        124,910     124,252      0.5%


(a) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. See Note 11 to our March 31, 2008 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

         Domestic - Public Storage Same Store Facilities

         The facilities included in the Public Storage Same Store Facilities are all stabilized and have been owned since January 1, 2006 and therefore provide meaningful comparative data for 2006, 2007 and 2008.

         We increased the number of facilities included in the Same Store Facilities ("Same Store Facilities") from 1,316 facilities at December 31, 2007 to 1,373 facilities at March 31, 2008. The increase in the Same Store pool of facilities is due to the inclusion of 80 facilities previously classified as Acquired, Developed or Expansion facilities and the removal of 23 facilities that are now classified as Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized and owned since January 1, 2006 and will therefore provide meaningful comparative data for 2007 and 2008. The 23 facilities that have been classified as Expansion facilities are facilities that are either currently undergoing repackaging activities or are expected to commence such activities during 2008 and accordingly will no longer provide meaningful comparative data for 2007 and 2008.

         As a result of the increase in the number of Same Store Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented in our 2007 reports for the 1,316 Same Store Facilities and the current 1,373 Same Store Facilities to identify trends in occupancies, realized rents per square foot, or other operating trends.

         The Same Store Facilities contain approximately 82.3 million net rentable square feet, representing approximately (66%) of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Public Storage Same Store Facilities"

PUBLIC STORAGE SAME STORE FACILITIES                         Three Months Ended March 31,
                                                        -------------------------------------
                                                                                   Percentage
                                                             2008         2007       Change
                                                        ------------   ----------- ----------
                                                        (Dollar amounts in thousands, except
                                                              weighted average amounts)
Rental income......................................     $   234,742    $  229,201       2.4%
Late charges and administrative fees collected.....          10,787        10,448       3.2%
                                                        ------------   ----------- ----------
   Total rental income.............................         245,529       239,649       2.5%
                                                        ------------   ----------- ----------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................          17,550        16,883       4.0%
     Property taxes................................          25,192        24,198       4.1%
     Repairs and maintenance.......................           8,280         7,470      10.8%
     Media advertising.............................           4,811         3,617      33.0%
     Other advertising and promotion...............           3,190         3,554     (10.2)%
     Utilities.....................................           6,239         5,911       5.5%
     Property insurance............................           2,229         2,584     (13.7)%
     Telephone reservation center..................           2,237         2,192       2.1%
     Other cost of management......................          16,977        15,835       7.2%
                                                        ------------   ----------- ----------
   Total cost of operations........................          86,705        82,244       5.4%
                                                        ------------   ----------- ----------
Net operating income before depreciation and
   amortization expense (a)........................         158,824       157,405       0.9%
Depreciation and amortization expense..............         (44,375)      (44,314)      0.1%
                                                        ------------   ----------- ----------
 Net operating income..............................     $   114,449    $  113,091       1.2%
                                                        ============   =========== ==========
Gross margin (before depreciation and amortization
expense)...........................................          64.7%         65.7%       (1.5)%

Weighted average for the fiscal year:
   Square foot occupancy (b).......................          89.0%         89.7%       (0.8)%
   Realized annual rent per occupied
    square foot (c)(e).............................     $    12.81     $   12.41        3.2%
   REVPAF (d) (e)..................................     $    11.40     $   11.14        2.3%

 Weighted average at March 31:
   Square foot occupancy...........................          89.5%         90.1%       (0.7)%
   In place annual rent per occupied square foot (f)    $    13.82     $   13.32        3.8%
Total net rentable square feet (in thousands)......         82,333        82,333          -
Number of facilities...............................          1,373         1,373          -

(a) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is reconciled to the segment total in the table "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our March 31, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results

(b) Square foot occupancies represent weighted average occupancy levels over the entire period.

(c) Realized annual rent per occupied square foot is computed by dividing rental income, which excludes late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(d) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, which excludes late charges and administrative fees, divided by total available net rentable square feet.

(e) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

(f)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

         Rental income increased approximately 2.5% in the three months ended March 31, 2008 as compared to the same period in 2007. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 3.2% higher in the three months ended March 31, 2008 as compared to the same period in 2007, offset partially by lower average occupancy levels.

         In 2007, growth in rental income was approximately 2.4%, which like our first quarter growth of 2.5%, is below our historically experienced levels of rental income growth, and significantly below the level of rental growth we experienced in 2006. It is difficult for us to pinpoint the exact causes for this slow down and the degree to which such causes have negatively affected the growth in rental income. We believe, however, that the reduction was due to a number of factors including; (i) the increased number of vacant spaces added to our overall system as a result of the Shurgard merger and our focus on improving the occupancies of the Shurgard portfolio, (ii) hurricane activity that created unusual demand for storage space in our Florida markets in 2005 and 2004, making year-over-year trends in 2007 less favorable, (iii) general economic conditions, specifically the slow down in housing sales and moving activity, and (iv) increased competition. Many of these factors are beyond our control.

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

         However, since we believe that we have now closed the occupancy gap between the acquired Shurgard properties versus the Public Storage existing portfolio at March 31, 2008, we believe that the pressure on the Public Storage Same Store portfolio has subsided. Despite this positive development, the other aforementioned factors noted above may still continue to have a negative impact on our revenue growth, and as a result it is unclear as to when we may achieve higher levels of revenue growth in the Public Storage Same Store pool than we achieved in 2007 and so far in 2008.

         Cost of operations (excluding depreciation and amortization) increased by 5.4% in the three months ended March 31, 2008 as compared to the same period in 2007.

         Payroll expense increased by 4.0% in the three months ended March 31, 2008 as compared to the same period in 2007. The increase is due principally to increased labor hours with respect to our property managers. We expect this level of increase to continue to be experienced in the remainder of 2008.

         Property tax expense increased by 4.1%, due to higher estimated assessments. We expect the increases in property tax expense for the remainder of 2008 to be consistent with the level experienced thus far. Property tax expense fluctuates on a quarterly basis, as indicted in the table below with respect to 2007. The quarterly property tax expense for 2008 will similarly fluctuate on a sequential basis with the fourth quarter being significantly lower. Overall we expect each quarter's property expense to be approximately 4.0% to 4.5% higher than for the same period in 2007.

         Repairs and maintenance expenditures increased 10.8% in the three months ended March 31, 2008. Excluding snow removal costs, which increased in the quarter ended March 31, 2008 as compared to the same period in 2007 due to more severe winter weather, repairs and maintenance expenditures increased 5.8% during the three months ended March 31, 2008 as compared to the same period in 2007. We expect repairs and maintenance expenditures (other than snow removal costs) to continue to grow moderately in the remainder of 2008 as compared to the same period in 2007.

         Media advertising for the Same Store Facilities increased from $3,617,000 in the three months ended March 31, 2007 to $4,811,000 in the three months ended March 31, 2008. We expect to continue with aggressive pricing, promotional discounts and marketing in the second quarter of 2008 to continue to drive improvement in our overall occupancy levels. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

         Other advertising and promotion is comprised principally of yellow page and Internet advertising, which declined 10.2% during the quarter ended March 31, 2008 as compared to the same period in 2007.

         Our aggregate future levels of advertising are not determinable at this time and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

         Utility expenses increased 5.5% in the quarter ended March 31, 2008 as compared to the same period in 2007. Assuming continuance of current trends in petroleum and other energy prices we would expect utility expenses to continue to increase in the remainder of 2008. However, utility expenses are also dependent upon changes in demand driven by weather and temperature, both of which are volatile and not predictable.

         Insurance expense decreased 13.7% in the quarter ended March 31, 2008 as compared to the same period in 2007, reflecting significant decreases in property insurance resulting primarily from the softer insurance markets. We expect similar decreases in the remainder of 2008 relative to 2007.

         Telephone reservation center costs increased 2.1% in the quarter ended March 31, 2008 as compared to the same period in 2007. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during 2008 until we determine our appropriate ongoing level of expenses.

         The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:


                                               For the Quarter Ended
                      ---------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      ------------       ------------     --------------       ------------      --------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2008             $   245,529
     2007             $   239,649          $ 244,592        $   252,567         $   246,534         $  983,342

Total cost of operations
(excluding depreciation
and amortization expense):
     2008             $    86,705
     2007             $    82,244          $  82,737        $    79,859         $    73,297         $  318,137

Property tax expense:
     2008             $    25,192
     2007             $    24,198          $  22,987        $    24,062         $    18,937         $   90,184

Media advertising expense:
     2008             $     4,811
     2007             $     3,617          $   5,748        $     3,098         $     2,019         $   14,482

Other advertising and
promotion expense:
     2008             $     3,190
     2007             $     3,554          $   4,003        $     3,221         $     2,969         $   13,747

REVPAF:
     2008             $     11.40
     2007             $     11.14          $   11.37        $     11.73         $     11.47         $    11.42

Weighted average realized
annual rent per occupied
square foot:
     2008             $     12.81
     2007             $     12.41          $   12.44        $     12.97         $     12.94         $    12.69

Weighted average occupancy
levels for the period:
     2008                   89.0%
     2007                   89.7%              91.4%              90.4%               88.6%              90.0%

ANALYSIS OF REGIONAL TRENDS

The following table sets forth regional trends in our Same Store Facilities:

                                             Three Months Ended March 31,
                                         -----------------------------------
                                            2008         2007        Change
                                         -----------  ------------ ---------
                                           (Amounts in thousands, except for
                                                weighted average data)
Same Store Facilities Operating Trends
by Region
Rental income:
   Southern California  (147
   facilities)......................     $    42,514  $    40,949     3.8%
   Northern California  (137
   facilities)......................          29,203       28,097     3.9%
   Texas  (158 facilities)..........          21,886       21,009     4.2%
   Florida  (142 facilities)........          25,611       26,346    (2.8)%
   Illinois  (96 facilities)........          17,814       17,064     4.4%
   Georgia  (65 facilities).........           8,882        8,861     0.2%
   All other states  (628 facilities)         99,619       97,323     2.4%
                                         -----------  ------------ ---------
Total rental income.................         245,529      239,649     2.5%

Cost of operations before depreciation
 and amortization expense:
   Southern California..............           9,222        9,299    (0.8)%
   Northern California..............           7,677        7,456     3.0%
   Texas............................           9,471        9,111     4.0%
   Florida..........................           9,568        8,917     7.3%
   Illinois.........................           8,918        7,984    11.7%
   Georgia..........................           3,056        3,010     1.5%
   All other states.................          38,793       36,467     6.4%
                                         -----------  ------------ ---------
Total cost of operations............          86,705       82,244     5.4%

Net operating income before depreciation
 and amortization expense:
   Southern California..............          33,292       31,650     5.2%
   Northern California..............          21,526       20,641     4.3%
   Texas............................          12,415       11,898     4.3%
   Florida..........................          16,043       17,429    (8.0)%
   Illinois.........................           8,896        9,080    (2.0)%
   Georgia..........................           5,826        5,851    (0.4)%
   All other states.................          60,826       60,856     0.0%
                                         -----------  ------------ ---------
Total net operating income before
   depreciation and amortization
   expense..........................     $   158,824  $   157,405     0.9%

Weighted average occupancy:
   Southern California..............          90.4%        90.6%     (0.2)%
   Northern California..............          89.2%        90.0%     (0.9)%
   Texas............................          90.0%        89.7%      0.3%
   Florida..........................          87.7%        90.5%     (3.1)%
   Illinois.........................          87.6%        88.6%     (1.1)%
   Georgia..........................          88.4%        90.1%     (1.9)%
   All other states.................          88.9%        89.3%     (0.4)%
                                         -----------  ------------ ---------
Total weighted average occupancy....          89.0%        89.7%     (0.8)%

REVPAF:
   Southern California..............     $     17.57  $    16.94     3.7%
   Northern California..............           14.82       14.28     3.8%
   Texas............................            8.11        7.76     4.5%
   Florida..........................           11.37       11.71    (2.9)%
   Illinois.........................           11.47       10.99     4.4%
   Georgia..........................            8.47        8.44     0.4%
   All other states.................           10.37       10.14     2.3%
                                         -----------  ------------ ---------
Total REVPAF........................     $     11.40  $    11.14     2.3%

   Same Store Facilities Operating
   Trends by Region (Continued)               Three Months Ended March 31,
                                         -----------------------------------
                                            2008         2007         Change
                                         -----------  ------------ ---------
                                           (Amounts in thousands, except for
                                                 weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............     $    19.45   $    18.70      4.0%
   Northern California..............          16.61        15.87      4.7%
   Texas............................           9.01         8.65      4.2%
   Florida..........................          12.96        12.94      0.2%
   Illinois.........................          13.09        12.41      5.5%
   Georgia..........................           9.59         9.37      2.3%
   All other states.................          11.67        11.35      2.8%
                                         -----------  ------------ ---------
Total realized rent per square foot.     $    12.81   $    12.41      3.2%
                                         ===========  ============ =========

In place annual rent per occupied square foot at March 31:
Southern California.................     $     21.01  $     20.03     4.9%
Northern California.................           18.02        17.10     5.4%
Texas...............................            9.68         9.29     4.2%
Florida.............................           13.97        13.96     0.1%
Illinois............................           13.95        13.23     5.4%
Georgia.............................           10.42        10.15     2.7%
All other states....................           12.58        12.17     3.4%
                                         -----------  ------------ ---------
Total in place rent per occupied
square foot:........................     $     13.82  $     13.32     3.8%
                                         ===========  ============ =========

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

         The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. The absence of hurricanes has adversely impacted growth in Florida. Over the long term we believe that this market benefits from continued strong population growth and barriers to entry.

         DOMESTIC - SHURGARD SAME STORE FACILITIES
         -----------------------------------------

         In connection with the Shurgard Merger, we acquired 487 self-storage facilities in the U.S. located in 23 states. A total of 416 facilities have been operating at a mature stabilized occupancy level for several years under Shurgard management prior to the merger and then under the Public Storage management following the merger. These stabilized facilities are referred to as "Shurgard Same Store Facilities."

         The facilities included in the Shurgard Same Store Facilities are all stabilized and have been owned since January 1, 2006 and therefore provide meaningful comparative data for 2007 and 2008. The Shurgard Same Store
Facilities contain approximately 27.1 million net rentable square feet, representing approximately 22% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio. Revenues and operating expenses with respect to this group of properties are set forth in a preceding table entitled "Self-Storage Operations" table under the caption, "Same Store Facilities - Shurgard." The following table sets forth additional operating data with respect to these facilities:

Selected Operating Data for the Shurgard Domestic Same
------------------------------------------------------
Store Facilities (416 Facilities): (unaudited)                 Three Months Ended March 31,
----------------------------------------------            ---------------------------------------
                                                                                      Percentage
                                                             2008          2007         Change
                                                          ------------- ------------  -----------
                                                           (Dollar amounts in thousands, except
                                                                  weighted average data)
Revenues:
    Rental income.................................         $   78,500    $   74,953      4.7%
    Late charges and administrative fees collected              2,752         2,567      7.2%
                                                          ------------- ------------  -----------
    Total revenues................................             81,252        77,520      4.8%

Cost of operations (before depreciation and
amortization):
    Property taxes................................              8,513         8,120      4.8%
    Direct property payroll.......................              5,294         5,683     (6.8)%
    Media advertising.............................              1,555         1,203     29.3%
    Other advertising and promotion...............                940         1,079    (12.9)%
    Utilities.....................................              2,384         2,504     (4.8)%
    Repairs and maintenance.......................              2,442         2,521     (3.1)%
    Telephone reservation center..................                677           665      1.8%
    Property insurance............................                765           865    (11.6)%
    Other costs of management.....................              6,072         5,639      7.7%
                                                          ------------- ------------  -----------
  Total cost of operations........................             28,642        28,279      1.3%
                                                          ------------- ------------  -----------
Net operating income before depreciation and
   amortization expense (a).......................             52,610        49,241      6.8%
Depreciation and amortization expense (b).........            (36,838)      (71,803)   (48.7)%
                                                          ------------- ------------  -----------
Operating income (loss)...........................         $   15,772    $  (22,562)   (169.9)%
                                                          ============= ============  ===========
Gross margin (before depreciation)................              64.7%         63.5%      1.9%
Weighted average for the period:
  Square foot occupancy (c).......................              88.4%         86.3%      2.4%
  Realized annual rent per occupied square foot (d) (f)    $    13.11    $    12.82      2.3%
  REVPAF (e) (f)..................................         $    11.59    $    11.06      4.8%

Weighted average at March 31:
  Square foot occupancy...........................              88.9%         87.1%       2.1%
  In place annual rent per occupied square foot (g)        $    14.04    $    13.76       2.0%
Total net rentable square feet (in thousands).....             27,103        27,103         -
Number of facilities..............................                416           416         -


(a) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is reconciled to the segment total in the table

     "domestic self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our March 31, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

(b) Depreciation and amortization expense for the quarter ended March 31, 2008 decreased primarily due to a reduction in amortization expense related to intangible assets that we obtained in the Shurgard Merger

(c) Square foot occupancies represent weighted average occupancy levels over the entire period.

(d) Realized annual rent per occupied square foot is computed by dividing rental income, prior to late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts, credit card fees and other costs that reduce rental income from the contractual amounts due.

(e) Annualized rental income per available square foot ("REVPAF") represents annualized rental income, which excludes late charges and administrative fees, divided by total available net rentable square feet.

(f) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF because exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

(g)  In place  annual  rent  per  occupied  square  foot  represents  annualized
     contractual   rents  per  occupied  square  foot  without   reductions  for
     promotional discounts, and excludes late charges and administrative fees.

         As noted above, it has been our objective to close the occupancy gap between the Shurgard Same Store Facilities and the Public Storage Same Store Facilities, which was 600 basis points at September 30, 2006, and was essentially eliminated at 60 basis points at March 31, 2008. In attempting to accomplish this objective, we significantly expanded our domestic pricing, promotional, and media programs in the fourth quarter of 2006.

         As we have raised the occupancy of the Shurgard Same Store Facilities, we have recently been able to be less aggressive on pricing and as a result our trends in realized rent per occupied square foot have improved from a reduction of 1.4% in the first six months of 2007 versus the same period in 2006, to an increase of 1.6% in the last six months of 2007 versus the same period in 2006, and a 2.4% increase in the first quarter of 2008 as compared to the same period in 2007. For the remainder of 2008, we expect the growth in the Shurgard Same Store Facilities to be greater than that of the Public Storage Same Store Facilities, as year-over-year occupancy trends should continue to be favorable.

         Property tax expense increased 4.8% in the three months ended March 31, 2008 due to higher assessments. We expect the increase in the full year of 2008 to be approximately 5%. Property tax expense fluctuates on a quarterly basis, as indicted in the table below with respect to 2007. The quarterly property tax expense for 2008 will similarly fluctuate on a sequential basis with the fourth quarter being significantly lower. Overall we expect each quarter's property expense to be approximately 4.0% to 4.5% higher than for the same period in 2007.

         Direct property payroll declined 6.8% during the quarter ended March 31, 2008 as compared to the same period in 2007. As previously reported, Shurgard paid its property managers higher levels of compensation than we do. We kept the legacy Shurgard property managers at their pre-merger compensation levels until December 31, 2006 to minimize turnover. The remaining legacy Shurgard property managers were adjusted to the Public Storage property manager pay scale effective January 1, 2007. Certain of these former Shurgard property managers who were receiving pay at the high end of Public Storage's pay scale, were replaced with property managers at the lower end of the pay scale, resulting in lower average rates in the first quarter of 2008 versus the same period in 2007. This was offset partially by increased turnover in the first quarter of 2007, resulting in some understaffing.

         Media advertising for the Shurgard Same Store Facilities increased from $1,203,000 in the three months ended March 31, 2007 to $1,555,000 in the three months ended March 31, 2008. We expect to continue with aggressive pricing, promotional discounts and marketing in the second quarter of 2008 to continue to drive improvement in our overall occupancy levels and to counteract an overall slowdown in demand. Future media advertising expenditures are not determinable at this time, and will be driven in part by demand for our self-storage spaces, our current occupancy levels, as well as our evaluation of the most effective mix of yellow page, media, and Internet advertising.

         Other advertising and promotion is comprised principally of yellow page and Internet advertising, which declined 12.9% during the quarter ended March 31, 2008 as compared to the same period in 2007.

         Utility expenses decreased 4.8% in the quarter ended March 31, 2008 as compared to the same period in 2007. Assuming continuance of current trends in petroleum and other energy prices we would expect utility expenses to increase in the remainder of 2008. However, utility expenses are also dependent upon changes in demand driven by weather and temperature, both of which are volatile and not predictable.

         Insurance expense decreased 11.6% in the quarter ended March 31, 2008 as compared to the same period in 2007, reflecting significant decreases in property insurance resulting primarily from the softer insurance markets. We expect similar decreases in the remainder of 2008 relative to the same periods in 2007.

         Telephone reservation center costs increased 1.8% in the quarter ended March 31, 2008 as compared to the same period in 2007. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during 2008 until we determine our appropriate ongoing level of expenses.

         The following table summarizes selected quarterly financial data with respect to the domestic Shurgard Same Store Facilities:


                                               For the Quarter Ended
                      ----------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      -------------       -------------    -------------       -------------      --------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2008             $    81,252
     2007             $    77,520          $  80,552        $    83,550         $    81,351         $  322,973

Total cost of operations
(excluding depreciation
and amortization expense):
     2008             $    28,642
     2007             $    28,279          $  27,743        $    26,809         $    25,260         $  108,091

Property tax expense:
     2008             $     8,513
     2007             $     8,120          $   8,123        $     8,278         $     7,452         $   31,973

Media advertising expense:
     2008             $     1,555
     2007             $     1,203          $   1,841        $       946         $       603         $    4,593

Other advertising and
promotion expense:
     2008             $       940
     2007             $     1,079          $   1,024        $       959         $       905         $    3,967

REVPAF:
     2008             $     11.59
     2007             $     11.06          $   11.49        $     11.91         $     11.61         $    11.52

Weighted average realized
annual rent per occupied
square foot:
     2008             $     13.11
     2007             $     12.82          $   12.87        $     13.37         $     13.26         $    13.08

Weighted average occupancy
levels for the period:
     2008                   88.4%
     2007                   86.3%              89.3%              89.1%               87.6%              88.1%


         OTHER FACILITIES

         In addition to the Public Storage and Shurgard Same Store groups of facilities, at March 31 2008, we had 195 facilities that were not classified into either of these pools. These properties include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

         The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES                                            Three Months Ended March 31,
                                                           2008        2007         Change
                                                       ----------- ------------   ------------
                                                        (Dollar amounts in thousands, except
                                                                square foot amounts)
Rental income:
   Facilities put in place in 2007...............      $    1,353   $      20     $    1,333
   Facilities put in place prior to 2007.........          19,776      16,811          2,965
   Deconsolidated Shurgard Facilities (a)........             527       1,362           (835)
   Expansion facilities..........................          21,320      19,557          1,763
                                                       ----------- ------------   ------------
   Total rental income...........................          42,976      37,750          5,226
                                                       ----------- ------------   ------------
Cost of operations before depreciation and
 amortization expense:
   Facilities put in place in 2007...............      $      782   $      44     $      738
   Facilities put in place prior to 2007.........           7,874       7,518            356
   Deconsolidated Shurgard Facilities............             261         606           (345)
   Expansion facilities..........................           7,891       7,175            716
                                                       ----------- ------------   ------------
   Total cost of operations......................          16,808      15,343          1,465
                                                       ----------- ------------   ------------
Net operating income (loss) before depreciation and
    amortization expense:
   Facilities put in place in 2007...............      $      571   $     (24)    $      595
   Facilities put in place prior to 2007.........          11,902       9,293          2,609
   Deconsolidated Shurgard Facilities............             266         756           (490)
   Expansion facilities..........................          13,429      12,382          1,047
   Total net operating income before depreciation and
      amortization expense (b)...................          26,168      22,407          3,761
Depreciation and amortization expense............         (18,166)    (20,434)         2,268
                                                       ----------- ------------   ------------
   Net operating income..........................      $    8,002   $   1,973     $    6,029
                                                       =========== ============   ============
Weighted average square foot occupancy during the
period:
   Facilities put in place in 2007...............           58.3%       35.2%         65.6%
   Facilities put in place prior to 2007.........           83.5%       75.1%         11.2%
   Deconsolidated Shurgard Facilities............           88.6%       88.3%          0.3%
   Expansion facilities..........................           80.4%       78.0%          3.1%
                                                       ----------- ------------   ------------
                                                            81.1%       77.0%          5.3%
                                                       =========== ============   ============


OTHER FACILITIES                                            Three Months Ended March 31,
                                                       ---------------------------------------
                                                            2008        2007         Change
                                                       ----------- ------------   ------------

Weighted average realized annual rent per occupied
square foot for the period:
   Facilities put in place in 2007...............      $    12.99   $     1.29       907.0%
   Facilities put in place prior to 2007.........           11.85        11.20         5.8%
   Deconsolidated Shurgard Facilities............            9.48         9.81        (3.4)%
   Expansion facilities..........................           11.67        11.54         1.1%
                                                       ----------- ------------   ------------
                                                       $    11.76   $    11.34         3.7%
                                                       =========== ============   ============
In place annual rent per occupied square foot at
March 31:
   Facilities put in place in 2007...............      $    15.09   $    11.37        32.7%
   Facilities put in place prior to 2007.........           14.43        13.96         3.4%
   Deconsolidated Shurgard Facilities............            8.76        10.30       (15.0)%
   Expansion facilities..........................           14.37        14.38        (0.1)%
                                                       ----------- ------------   ------------
                                                       $    14.32   $    13.99         2.4%
                                                       =========== ============   ============
At March 31:
    Number of Facilities:
      Facilities put in place in 2007............              10            2           8
      Facilities put in place prior to 2007......              89           89           -
      Deconsolidated Shurgard Facilities.........               5           11          (6)
      Expansion facilities.......................              91           92          (1)
                                                       ----------- ------------   ------------
                                                              195          194           1
                                                       =========== ============   ============
    Net rentable square feet (in thousands):
      Facilities put in place in 2007............             679          175           504
      Facilities put in place prior to 2007......           6,906        6,906             -
      Deconsolidated Shurgard Facilities.........             268          624          (356)
      Expansion facilities.......................           7,621        7,111           510
                                                       ----------- ------------   ------------
                                                           15,474       14,816           658
                                                       =========== ============   ============

(a) Includes 11 facilities acquired in the merger with Shurgard that we discontinued consolidation in our financial statements effective May 24, 2007. On November 15, 2007, we recommenced consolidation of five of these properties. The operations for these 11 facilities from January 1, 2007 through May 24, 2007, combined with the operations of the five facilities that we recommenced consolidation after November 15, 2007, are included in this table.

(b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our March 31, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization expense are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

         The properties denoted under "Facilities put in place in 2007" were put into operation within the Public Storage system at various dates in 2007. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at March 31, 2008 and 2007, reflect the amounts for those facilities we owned at each of those respective dates. The properties denoted under "Facilities put in place prior to 2007" include domestic facilities acquired in the merger with Shurgard, except the Deconsolidated Shurgard Facilities and the Shurgard Same Store Facilities. Such properties also include other newly developed and acquired facilites.

         During the first three months of 2008, we completed two expansions to existing real estate facilities (82,000 net rentable square feet) for an aggregate cost of $5.0 million. At March 31, 2008, our development pipeline includes three newly developed self-storage facilities located in the U.S. adding 168,000 net rentable square feet at an aggregate cost of $22.3 million and 25 projects to expand our existing real estate facilities located in the U.S., by 1,026,000 net rentable square feet at an aggregate cost of $90.8 million. These projects are subject to contingencies including obtaining governmental approvals, but we expect completion of these projects over the next 12 - 24 months.

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

         We expect that our non-stabilized facilities will continue to provide earnings growth during 2008 as these facilities continue to improve their occupancy levels as well as realized rental rates.

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

         Our level of newly developed facilities, and starts to newly developed facilities, has declined significantly in the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. It is unclear when, or if, these conditions will improve.

         EUROPEAN SELF-STORAGE OPERATIONS

         At March 31, 2008, Shurgard Europe's operations comprise 177 facilities with an aggregate of 9,281,000 net rentable square feet, of which 96 of these facilities are referred to as the Europe Same Store Facilities (defined below). Public Storage also wholly-owns the Kensington facility. The portfolio consists of 105 wholly owned facilities including the Kensington facility, and 72 facilities owned by the two joint venture partnerships, in which we have a 20% equity interest.

         The following table summarizes operating data with respect to these facilities:

Europe self - storage operations summary:              Three Months Ended March 31,
-----------------------------------------          ------------------------------------
                                                      2008         2007        Change
                                                   ----------- ------------  ----------
                                                       (Dollar amounts in thousands)
Rental income:
   Facilities deconsolidated effective
   March 31, 2008:
      Europe Same Store Facilities (a).........    $   35,020  $    29,550     18.5%
      Other facilities wholly owned by Shurgard
      Europe (b)...............................         1,915        1,749      9.5%
      Existing European JV Facilities (c)......        17,787       11,861     50.0%
   Kensington facility (d).....................           341          529    (35.5)%
                                                   ----------- ------------  ----------
     Total rental income.......................        55,063       43,689     26.0%
                                                   ----------- ------------  ----------
Cost of operations before depreciation and
    amortization expense (e):
   Facilities deconsolidated effective
   March 31, 2008:
      Europe Same Store Facilities (a).........        13,319       12,602     5.7%
      Other facilities wholly owned by Shurgard
      Europe (b)...............................         1,014          744     36.3%
      Existing European JV Facilities (c)......        10,321        9,306     10.9%
    Kensington facility (d)....................           106          174    (39.1)%
                                                   ----------- ------------  ----------
      Total cost of operations.................        24,760       22,826      8.5%
                                                   ----------- ------------  ----------
Net operating income before depreciation and
    amortization expense (e):
   Facilities deconsolidated effective
   March 31, 2008:
      Europe Same Store Facilities (a).........        21,701       16,948     28.0%
      Other facilities wholly owned by Shurgard
      Europe (b)...............................           901        1,005    (10.3)%
      Existing European JV Facilities (c)......         7,466        2,555    192.2%
    Kensington facility (d)....................           235          355    (33.8)%
                                                   ----------- ------------  ----------
   Total net operating income before
        depreciation and amortization expense (e)      30,303       20,863     45.2%
Depreciation and amortization expense..........       (22,222)     (38,966)   (43.0)%
                                                   ----------- ------------  ----------
Net operating income (loss)....................    $    8,081  $   (18,103)  (144.6)%
                                                   =========== ============  ==========
Weighted average square foot occupancy during
   the period:
   Facilities deconsolidated effective
   March 31, 2008:
      Europe Same Store Facilities (a).........         88.2%        88.5%     (0.3)%
      Other facilities wholly owned by Shurgard
      Europe (b)...............................         69.0%        88.6%    (22.1)%
      Existing European JV Facilities (c)......         75.9%        70.1%      8.3%
    Kensington facility (d)....................         92.6%        86.0%      7.7%
                                                   ----------- ------------  ----------
                                                        82.8%        81.7%      1.3%
                                                   =========== ============  ==========


Europe self - storage operations summary:              Three Months Ended March 31,
-----------------------------------------          ------------------------------------
(continued)                                           2008         2007        Change
                                                   ----------- ------------  ----------
                                                       (Dollar amounts in thousands)
At March 31:
Number of Facilities:
   Facilities deconsolidated effective
   March 31, 2008:
     Europe Same Store Facilities (a)..........           96           96         -
     Other facilities wholly owned by Shurgard
     Europe (b)................................            8            6         2
     Existing European JV Facilities (c).......           72           64         8
   Kensington facility (d).....................            1            1         -
                                                   ----------- ------------  ----------
                                                         177          167        10
                                                   =========== ============  ==========
Net rentable square feet (in thousands):
   Facilities deconsolidated effective
   March 31, 2008:
     Europe Same Store Facilities (a)..........        5,286        5,286         -
     Other facilities wholly owned by Shurgard
     Europe (b)................................          391          252       139
     Existing European JV Facilities (c).......        3,566        3,155       411
   Kensington facility (d).....................           38           38         -
                                                   ----------- ------------  ----------
                                                       9,281        8,731       550
                                                   =========== ============  ==========

(a) The European Same Store facilities, described below, are comprised of 96 facilities that are wholly owned by Shurgard Europe.

(b) The other wholly owned facilities include eight facilities wholly owned by Shurgard Europe which are not considered same-store facilities. Shurgard Europe opened a newly developed facility during the quarter ended March 31, 2008, for an aggregate cost of approximately $14.5 million.

(c) First Shurgard and Second Shurgard, in which Shurgard Europe has a 20% equity interest, (the "Existing European Joint Venture") own 70 facilities which were acquired or developed from 2003 to 2007, and two facilities that were newly developed in the quarter ended March 31, 2008 for an aggregate of approximately $19.0 million.

(d) The Kensington facility is wholly owned by Public Storage and, as a result, will continue to be included in our consolidated operating results after the deconsolidation of Shurgard Europe. Shurgard Europe has an option to acquire the Kensington facility from us for (euro)42 million, which expires June 30, 2008.

(e) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our commercial property segment is presented in Note 11 to our March 31, 2008 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization expense for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

         Due to the disposition of a 51% interest in Shurgard Europe, see Note 3 to our condensed consolidated financial statements, the operating results of the facilities, except for the Kensington facility, will no longer be included in our consolidated financial statements after March 31, 2008. Instead, our pro-rata share of the operating results of these facilities and the other operating results of Shurgard Europe will be included in equity in earnings of real estate entities.

         First Shurgard and Second Shurgard, joint ventures in which Shurgard Europe has a 20% equity interest (collectively, the "Existing European Joint
Ventures") opened two facilities in the first three months of 2008 with an aggregate development cost of $19,048,000.

         The operating data presented in the table below are reflected utilizing the average exchange rates for the three months ended March 31, 2008, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations. As a result, the data presented below does not reflect the actual results included in our operations for the three months ended March 31, 2008.

Selected Operating Data for the 96 facilities operated
------------------------------------------------------
by Shurgard Europe on a stabilized basis since January 1,
---------------------------------------------------------
2006 ("Europe Same Store Facilities"):                        Three Months Ended March 31,
--------------------------------------                  ------------------------------------------
                                                                                      Percentage
                                                             2008          2007         Change
                                                        ------------- -------------- -------------
                                                           (Dollar amounts in thousands, except
                                                             weighted average data, utilizing
                                                               constant exchange rates) (a)
Revenues:
    Rental income.................................       $     34,432  $     32,649          5.5%
    Late charges and administrative fees collected                588           314         87.3%
                                                        ------------- -------------- -------------
    Total revenues (b)............................             35,020        32,963          6.2%

Cost of operations (excluding depreciation
 and amortization expense):
    Property taxes ...............................              1,582         1,326         19.3%
    Direct property payroll.......................              3,898         4,018        (3.0)%
    Advertising and promotion.....................                899         1,368       (34.3)%
    Utilities.....................................                875           947        (7.6)%
    Repairs and maintenance.......................                929           922          0.8%
    Property insurance............................                215           400       (46.3)%
    Other costs of management.....................              4,921         5,119        (3.9)%
                                                        ------------- -------------- -------------
  Total cost of operations (b)....................             13,319        14,100        (5.5)%
                                                        ------------- -------------- -------------
   Net operating income (excluding depreciation and
   amortization expense) (c)......................       $    21,701   $    18,863          15.0%
                                                        ============= ============== =============
Gross margin (before depreciation and amortization
expense)..........................................              62.0%         57.2%          8.4%
Weighted average for the period:
  Square foot occupancy (d).......................              88.2%         88.5%        (0.3)%
  Realized annual rent per occupied square foot (e)            $29.54        $27.92          5.8%
  REVPAF (f) (g)..................................             $26.06        $24.71          5.5%

Weighted average at March 31:
  Square foot occupancy...........................              87.3%         89.0%        (1.9)%
  In place annual rent per occupied square foot (h)            $31.62        $29.55          7.0%
Total net rentable square feet (in thousands).....             5,286          5,286            -


(a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for 2007 and 2008 are translated at constant exchange rates representing the average exchange rates for the three months ended March 31, 2008. The average exchange rate for the Euro was approximately 1.4963 during the three months ended March 31, 2008. The amounts that are included in our condensed consolidated financial statements are based upon the actual exchange rate for each period.

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

(c) Net operating income (excluding depreciation and amortization expense) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

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

         The Europe Same Store properties continue to reflect above average growth. With occupancy stabilized at above 85%, we believe that Shurgard Europe has pricing power and expect to generate additional growth through rental rate increases. The properties are also benefiting from expense control, resulting in negative expense growth. The European team is selectively adapting various operating strategies we use in the U.S. and incorporating them into their operating model.

         The following table sets forth certain regional trends in the Europe Same Store facilities:

                                                       Three Months Ended March 31,
                                                  --------------------------------------
                                                                             Percentage
                                                      2008         2007        Change
                                                  -------------  ----------- -----------
                                                   (Dollar amounts in thousands, except
                                                         per square foot amounts,
                                                    utilizing constant exchange rates)
Rental income:
   Belgium.....................................      $   4,593    $   4,180      9.9%
   Denmark.....................................          1,601        1,548      3.4%
   France......................................          8,836        8,653      2.1%
   Netherlands.................................          7,435        6,736     10.4%
   Sweden......................................          7,354        6,938      6.0%
   United Kingdom..............................          5,201        4,908      6.0%
                                                  -------------  ----------- -----------
     Total rental income.......................      $  35,020    $  32,963      6.2%
                                                  =============  =========== ===========
Cost of operations before depreciation and
    amortization expense:
   Belgium.....................................      $   1,969    $   1,937      1.7%
   Denmark.....................................            563          582     (3.3)%
   France......................................          3,921        4,016     (2.4)%
   Netherlands.................................          2,548        2,820     (9.6)%
   Sweden......................................          2,552        2,789     (8.5)%
   United Kingdom..............................          1,766        1,956     (9.7)%
                                                  -------------  ----------- -----------
     Total cost of operations before
     depreciation and amortization expense.....      $  13,319    $  14,100     (5.5)%
                                                  =============  =========== ===========


(continued)
                                                       Three Months Ended March 31,
                                                  --------------------------------------
                                                                             Percentage
                                                      2008         2007        Change
                                                  -------------  ----------- -----------
                                                   (Dollar amounts in thousands, except
                                                         per square foot amounts)

Net operating income:
Belgium........................................    $     2,624   $    2,243     17.0%
Denmark........................................          1,038          966      7.5%
France.........................................          4,915        4,637      6.0%
Netherlands....................................          4,887        3,916     24.8%
Sweden.........................................          4,802        4,149     15.7%
United Kingdom.................................          3,435        2,952     16.4%
                                                  -------------  ----------- -----------
Total net operating income.....................    $    21,701  $    18,863     15.0%
                                                  =============  =========== ===========
Weighted average occupancy levels for the period:
   Belgium.....................................          88.2%        85.3%      3.4%
   Denmark.....................................          89.8%        93.9%     (4.4)%
   France......................................          86.7%        89.8%     (3.5)%
   Netherlands.................................          88.5%        87.0%      1.7%
   Sweden......................................          89.1%        90.5%     (1.5)%
   United Kingdom..............................          88.8%        88.4%      0.5%
                                                  -------------  ----------- -----------
                                                         88.2%        88.5%     (0.3)%
                                                  =============  =========== ===========
Weighted average realized annual rent per
    occupied square foot:
   Belgium.....................................       $    20.51   $    19.38    5.8%
   Denmark.....................................            33.18        31.10    6.7%
   France......................................            32.43        30.81    5.3%
   Netherlands.................................            28.00        26.15    7.1%
   Sweden......................................            28.81        26.93    7.0%
   United Kingdom..............................            43.10        40.95    5.3%
                                                  -------------  ----------- -----------
                                                      $    29.54   $    27.92    5.8%
                                                  =============  =========== ===========
Net rentable square feet (in thousands):
   Belgium.....................................            999          999       -
   Denmark.....................................            210          210       -
   France......................................          1,236        1,236       -
   Netherlands.................................          1,172        1,172       -
   Sweden......................................          1,130        1,130       -
   United Kingdom..............................            539          539       -
                                                  -------------  ----------- -----------
                                                         5,286        5,286       -
                                                  =============  =========== ===========
Number of facilities:
   Belgium.....................................             17           17       -
   Denmark.....................................              4            4       -
   France......................................             23           23       -
   Netherlands.................................             22           22       -
   Sweden......................................             20           20       -
   United Kingdom..............................             10           10       -
                                                  -------------  ----------- -----------
                                                            96           96      -
                                                  =============  =========== ===========

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

         The following table sets forth our ancillary operations:

                                             Three Months Ended March 31,
                                           ------------------------------------
                                               2008        2007        Change
                                           ----------- -----------  -----------
                                               (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.....       $   13,822  $   11,788   $   2,034
    Merchandise sales...............            6,586       6,952        (366)
    Shurgard Europe ancillary operations        4,916       3,779       1,137
    Containerized storage ..........            3,088       3,203        (115)
    Truck rentals...................            1,975       2,676        (701)
    Commercial property operations..            4,057       3,750         307
    Property management.............              656         677         (21)
                                           ----------- -----------  -----------
       Total revenues...............           35,100      32,825       2,275
                                           ----------- -----------  -----------
Cost of operations:
    Tenant reinsurance..............            3,018       4,068      (1,050)
    Merchandise sales...............            5,213       6,402      (1,189)
    Shurgard Europe ancillary operations        1,410       1,342          68
    Containerized storage...........            2,685       2,615          70
    Truck rentals...................            3,479       3,405          74
    Commercial property operations..            1,605       1,419         186
    Property management.............               58          58           -
                                           ----------- -----------  -----------
       Total cost of operations.....           17,468      19,309      (1,841)
                                           ----------- -----------  -----------
Depreciation:
    Tenant reinsurance..............                -           -           -
    Merchandise sales...............                -           -           -
    Shurgard Europe ancillary operations            -           -           -
    Containerized storage..........              (233)       (207)        (26)
    Truck rentals...................                -           -           -
    Commercial property operations..             (652)       (642)        (10)
    Property management.............                -           -           -
                                           ----------- -----------  -----------
       Total depreciation...........             (885)       (849)        (36)
                                           ----------- -----------  -----------
Net income (loss):
    Tenant reinsurance..............           10,804       7,720       3,084
    Merchandise sales...............            1,373         550         823
    Shurgard Europe ancillary operations        3,506       2,437       1,069
    Containerized storage...........              170         381        (211)
    Truck rentals...................           (1,504)       (729)       (775)
    Commercial property operations..            1,800       1,689         111
    Property management.............              598         619         (21)
                                           ----------- -----------  -----------
   Total net income................        $   16,747  $   12,667    $  4,080
                                           =========== ===========  ===========

         Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance broker against losses to goods stored by tenants, primarily in our domestic self-storage facilities. Revenues are comprised of fees charged to tenants electing such policies. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjusting expenses.

         Our increase in tenant reinsurance revenues were attributable to higher rates, and an increase in the percentage of our existing tenants retaining such policies, with respect to our ongoing tenant insurance activities in the U.S. Approximately 50.7% and 41.5% of our tenants had such policies at March 31, 2008 and 2007, respectively.

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

         Merchandise and truck rental operations: Our subsidiaries sell locks, boxes, and packing supplies to our domestic tenants as well as the general public. Revenues and cost of operations for these activities are included in the table above as "Merchandise Sales." In addition, at selected locations in the U.S., our subsidiaries maintain trucks on site for rent to our self-storage customers and the general public on a short-term basis for local use. In addition, we also act as an agent for a national truck rental company to provide their rental trucks to customers for long-distance use. The revenues and cost of operations for these activities are included in the table above as "Truck rentals."

         These activities generally serve as an adjunct to our self-storage operations providing our tenants with goods and services that they need in connection with moving and storing their goods.

         The  primary  factor   impacting  the  level  of  operations  of  these
activities is the level of customer traffic at our self-storage facilities, including the level of move-ins.

         Shurgard Europe ancillary operations: Shurgard Europe offers merchandise and tenant insurance to its tenants, similar to the business model in the United States. As described in Note 3 to our condensed consolidated financial statements, Shurgard Europe's operations will no longer be included in our consolidated financial statements after March 31, 2008. Instead, our pro-rata share of the operating results of these facilities and the other operating results of Shurgard Europe will be included in "equity in earnings of real estate entities." As a result, no further amounts will be included in ancillary revenues or ancillary cost of operations for the Shurgard Europe facilities.

         Containerized   storage  operations:   We  have  containerized  storage
facilities located in six densely populated markets with above-average rent and income.

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

         There can be no assurance as to the level of the containerized storage business's operations or profitability, and we continue to evaluate the business's operations. Based upon these evaluations, we have closed certain of these facilities in recent years, including two facilities in the quarter ended March 31, 2008 which are included in "discontinued operations" and we may decide to close additional facilities in the future.

         Commercial property operations: Commercial property operations included in our condensed consolidated financial statements include commercial space owned by the Company and entities consolidated by the Company. We have a much larger interest in commercial properties through our ownership interest in PSB. Our investment in PSB is accounted for using the equity method of accounting, and accordingly our share of PSB's earnings is reflected as "Equity in earnings of real estate entities," below.

         Our commercial operations are comprised of 1,455,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities.

         Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for the remainder of 2008.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB, we had general and limited partnership interests in five limited partnerships at March 31, 2008 (PSB and the limited partnerships are collectively referred to as the "Unconsolidated Entities"). Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

         Equity in earnings of real estate entities for the three months ended March 31, 2008 consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

Historical summary:                             Three Months Ended March 31,
-------------------                        ------------------------------------
                                               2008         2007        Change
                                           -----------   ----------- ----------
                                                 (Amounts in thousands)
Property operations:
  PSB....................................  $  21,779     $  19,689   $   2,090
  Consistent investments (1).............        819           766          53
  Other Investments (2)..................        330             -         330
                                           -----------   ----------- ----------
                                              22,928        20,455       2,473
                                           -----------   ----------- ----------
Depreciation:
  PSB....................................    (11,591)       (9,496)     (2,095)
  Consistent investments (1).............       (279)         (259)        (20)
  Other Investments (2)..................       (302)            -        (302)
                                           -----------   ----------- ----------
                                             (12,172)       (9,755)     (2,417)
                                           -----------   ----------- ----------
Other: (3)
  PSB (4)................................     (7,843)       (6,703)     (1,140)
  Consistent investments (1).............        (23)          (20)         (3)
  Other Investments (2)..................       (161)            -        (161)
                                           -----------   ----------- ----------
                                              (8,027)       (6,723)     (1,304)
                                           -----------   ----------- ----------
Total equity in earnings of real estate entities:
  PSB....................................      2,345         3,490      (1,145)
  Consistent investments (1).............        517           487          30
  Other Investments (2)..................       (133)            -        (133)
                                           -----------   ----------- ----------
                                           $   2,729     $   3,977   $  (1,248)
                                           ===========   =========== ==========

(1) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three months ended March 31, 2008 and 2007, including our investment in the Acquisition Joint Venture that is accounted for on the equity method of accounting (see Note 8 to our condensed consolidated financial statements).

(2) As described in Note 5 to our condensed consolidated financial statements, we deconsolidated certain investments in limited partnerships owning 11 properties effective May 24, 2007, and equity in earnings with respect to these partnerships commenced effective May 24, 2007. We subsequently acquired interests in certain of these deconsolidated partnerships owning five properties and recommenced consolidating these interests effective November 15, 2007.

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

         Throughout each of the three months ended March 31, 2008 and 2007, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PSB. Our percentage ownership of PSB increased in the first quarter of 2008 as PSB repurchased its stock. At March 31, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at March 31, 2008 pursuant to property management agreements.

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

         The "Consistent Investments" are comprised primarily of our equity in earnings from four limited partnerships, as well as our equity in earnings of two properties owned by the Acquisition Joint Venture as described more fully in
Note 8 to our condensed consolidated financial statements. We held an approximate consistent level of equity interest throughout 2007 and 2008. The Company formed the four limited partnerships during the 1980's and is the general partner of these partnerships, and we entered into the Acquisition Joint Venture in 2004. We manage each of these facilities for a management fee that is included in "Ancillary operations."

         Our future earnings with respect to the "Consistent Investments" will be dependent upon the operating results of the 22 self-storage facilities that these entities own. The operating characteristics of these facilities are similar to those of the Company's self-storage facilities, and are subject to the same operational issues as the Same Store Facilities as discussed above. See
Note 5 to our March 31, 2008 condensed consolidated financial statements for the operating results of these entities for the three months ended March 31, 2008 and 2007. Assuming that we exercise our option to acquire our Partner's interest in the Acquisition Joint Venture, which is exercisable in 2008, equity in earnings with respect to two of these properties will cease.

         As described in Note 3 to our condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 will be included in "equity in earnings of real estate entities." Such earnings will be dependent upon the future operating results of Shurgard Europe. See Notes 3 and 5 to our March 31, 2008 condensed consolidated financial statements, as well as the other disclosures herein with respect to Shurgard Europe, for a presentation of summarized financial information with respect to Shurgard Europe's operations for the three months ended March 31, 2008 and 2007.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

         INTEREST AND OTHER INCOME: Interest and other income was $2,844,000 and $2,125,000 for the three months ended March 31, 2008 and 2007, respectively. Interest and other income increased principally as a result of higher average cash balances invested in interest bearing accounts, partially offset by lower interest rates.

         As described more fully in Note 3 to our March 31, 2008 condensed consolidated financial statements, we have deconsolidated Shurgard Europe's operations effective March 31, 2008. In connection with the Europe Transaction, the intercompany debt of (euro)391.9 million ($618.8 million) owed by Shurgard Europe to Public Storage was adjusted to bear interest rate at 7.5% per year, with an initial term of one year with an additional one year extension option exercisable by Shurgard Europe. In addition, under the related loan agreements Public Storage is committed to provide additional loans to Shurgard Europe to repay existing third-party indebtedness and the possible acquisition of the remaining interest in the Existing European Joint Ventures. Shurgard Europe intends to repay all of its intercompany debt to Public Storage through the issuance of third-party debt as soon as market conditions permit, but no later than March 31, 2010.

         As a result, we will commence recording interest income with respect to our note receivable from Shurgard Europe effective March 31, 2008 following deconsolidation, because this note interest will no longer be eliminated in consolidation. Aggregate interest income received from Shurgard Europe, based upon the $618.8 million balance at March 31, 2008 and the interest rate of 7.5% per year, would be an aggregate of approximately $11.6 million per quarter. The interest income that we would reflect would be approximately 51% of this amount, as the remainder (representing our 49% pro rata ownership interest) would constitute intercompany interest and would be eliminated against our equity in earnings of Shurgard Europe.

         The level of interest income recorded will be dependent upon the balances due from Shurgard Europe as well as the exchange rate of the Euro versus the Dollar.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $122,486,000 and $176,366,000 for the three months ended March 31, 2008 and 2007, respectively.

         The  decrease in  depreciation  and  amortization  expense in the three months  ended  March  31,  2008 as  compared  to the same  period in 2007 is due principally to the amortization of intangibles acquired primarily in the Shurgard Merger totaling $28,391,000 in the 2008 period and $85,784,000 in the 2007 period. These intangible assets represent the value of the storage tenants in place at the time of the merger, and are being amortized relative to the expected future benefit of the tenants in place to each period. We expect the amortization expense with respect to these intangibles to approximate $19,386,000 for the remainder of 2008. Future depreciation expense will also be reduced by the level of depreciation and amortization incurred on the facilities owned by Shurgard Europe, which is being deconsolidated effective March 31, 2008. Such facilities had $22,212,000 and $38,815,000 in depreciation and intangible amortization expense for the three months ended March 31, 2008 and 2007, respectively, and such depreciation will be eliminated from our financial statements for periods after March 31, 2008.

         GENERAL AND ADMINISTRATIVE: General and administrative expense was $14,916,000, and $16,516,000 for the three months ended March 31, 2008 and 2007 respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, employee severance, and stock-based compensation.

         General and administrative expense includes the following items that vary depending upon our activities: a) costs and expenses totaling $3,358,000 during the three months ended March 31, 2007, incurred in connection with the integration of Shurgard and Public Storage and b) $2,487,000 in additional incentive compensation in the three months ended March 31, 2008 related to the disposition of an interest in Shurgard Europe.

         Future general and administrative expense will also be reduced by the levels incurred by Shurgard Europe, which is being deconsolidated effective March 31, 2008. Shurgard Europe incurred $4,650,000 in general and administrative expense (including the aforementioned $2,487,000 in incentive compensation) during the quarter ended March 31, 2008. Shurgard Europe's general and administrative expense incurred after March 31, 2008 will no longer be reflected in our financial statements.

         Approximately $25 million of additional incentive compensation was approved and paid after March 31, 2008 with respect to the disposition of an interest in Shurgard Europe. These amounts will be reflected in our general and administrative expense for the quarter ended June 30, 2008.

         INTEREST EXPENSE: Interest expense was $16,487,000 and $16,808,000 for the three months ended March 31, 2008 and 2007, respectively. See also Notes 7 and 8 to our March 31, 2008 condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

         Capitalized interest expense totaled $748,000, and $741,000 for the three months ended March 31, 2008 and 2007, respectively, in connection with our development activities. Included in the interest capitalized for the three months ended March 31, 2008 and 2007 is $429,000 and $483,000, respectively, in connection with our development activities in Europe.

         Future interest expense will also be reduced by the levels incurred by Shurgard Europe, which is being deconsolidated effective March 31, 2008. Shurgard Europe incurred $7,308,000 and $5,089,000 in interest expense for the three months ended March 31, 2008 and 2007, respectively, relative to third-party debt (excluding the debt payable to Public Storage) that was included in our financial statements. Interest expense incurred after March 31, 2008 will no longer be reflected in our financial statements.

         GAIN ON DISPOSITION OF AN INTEREST IN SHURGARD EUROPE: On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). Public Storage owns the remaining 49% interest is the managing member of Shurgard Holdings. In exchange for the 51% interest in Shurgard Holdings, the investor paid Shurgard Holdings approximately (euro)383,200,000 ($605,627,000) on March 31, 2008, with the purchase price to be adjusted for operating results (as defined) generated by Shurgard Europe during the three months ended March 31, 2008. This adjustment is currently estimated to be approximately (euro)4,797,000 ($7,574,000).

         Our net proceeds from the transaction aggregated $609,059,000, comprised of i) $605,627,000 paid by the institutional investor on March 31, 2008, ii) a receivable from the investor totaling $7,574,000, iii), less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we reduced our investment in Shurgard Europe by approximately $305,048,000 for the pro rata portion of our March 31, 2008 investment that was sold, and recognized a gain of $304,011,000 upon disposition, representing the difference between the net proceeds received of $609,059,000 and the pro rata portion of our investment sold of $305,048,000.

         In addition, as a result of our disposition of this interest, a portion of the cumulative currency exchange gains we had previously recognized in Other Comprehensive Income with respect to Shurgard Europe was realized. Accordingly, we recognized a cumulative currency exchange gain of $37,854,000, representing 51% (the pro rata portion of Shurgard Europe that was sold) of the cumulative currency exchange gain previously included in Other Comprehensive Income.

         The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the three months ended March 31, 2008.

         FOREIGN EXCHANGE GAIN: At March 31, 2008, Shurgard Europe owed us approximately (euro)391.9 million ($618.8 million as of March 31, 2008). We expect Shurgard Europe to obtain external financing in the next 12 to 24 months, but not later than March 31, 2010, which will fund the repayment of the loans. These amounts are denominated in Euros but have not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during each of the three months ended March 31, 2008 and 2007, foreign currency translation gains of $41,014,000 and $5,040,000 were recorded in those periods. The U.S. Dollar exchange rate relative to the Euro was approximately 1.579 and 1.472 at March 31, 2008 and December 31, 2007, respectively.

         Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying intercompany debt.

         EXPENSE FROM DERIVATIVES, NET: This represents the net gain or loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133, combined with net payments from derivative instruments. We recognized net expense of $43,000 and $762,000 for the three months ended March 31, 2008 and 2007, respectively. We do not expect any further activity in derivatives because all such derivatives are owned by Shurgard Europe, which was deconsolidated effective March 31, 2008.

         MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three months ended March 31, 2008 and 2007:

                                                          Three Months Ended March 31,
                                                      2008           2007           Change
                                                  ------------   -------------   ----------
                                                         (Amounts in thousands)
Preferred partnership interests..............     $     5,403    $     5,403     $       -
Existing European Joint Ventures  (a)........          (2,142)        (3,754)        1,612
Other minority interests (b).................           4,338          4,134           204
                                                  ------------   -------------   ----------
    Total minority interests in income.......     $     7,599    $     5,783     $   1,816
                                                 =============   =============   ==========


(a) These amounts reflect income allocated to minority interests from entities we acquired in the Shurgard Merger. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard, as well as those in domestic joint ventures. Included in minority interest in income is $3,184,000 and $2,833,000 for the three months ended March 31, 2008 and 2007 in depreciation expense.

(b) The other minority interests include depreciation expense of $784,000 and $590,000 respectively, for the three months ended March 31, 2008 and 2007, respectively.

         Future minority interest will be reduced by the level of minority interest for the Existing European Joint Ventures, because Shurgard Europe was deconsolidated effective March 31, 2008. Such future minority interest in income for periods after March 31, 2008 will not be included in our financial statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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


                                                                       For the Three Months Ended
                                                                               March 31,
                                                                     -------------------------------
                                                                         2008              2007
                                                                     --------------  ---------------
                                                                          (Amount in thousands)
Net cash provided by operating activities (a)......................   $   230,078     $   195,443

Allocable to minority interests (Preferred Units)..................        (5,403)         (5,403)
                                                                     --------------  ---------------
Cash from operations allocable to our shareholders.................       224,675         190,040

Capital improvements to maintain our facilities....................        (6,874)         (8,307)
                                                                     --------------  ---------------
Remaining operating cash flow available for distributions to our
   shareholders....................................................       217,801         181,733
Distributions paid:
   Preferred share dividends.......................................       (60,333)        (58,776)
   Equity Shares, Series A dividends...............................        (5,356)         (5,356)
   Common shareholders.............................................       (92,783)        (84,993)
                                                                     --------------  ---------------
Cash from operations available for principal payments on debt and
   reinvestment (b)................................................   $    59,329     $    32,608
                                                                     ==============  ===============

(a) Represents net cash provided from operating activities for each of the respective three month periods ended March 31, 2008 and 2007 as presented in our condensed consolidated statements of cash flows.

(b) Cash available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in our liquidity, ability to repay our debt, or to meet our distribution requirements.

         Cash from operations available for principal payments on debt and reinvestment increased from $32.6 million in the three months ended March 31, 2007 to $59.3 million in the three months ended March 31, 2008. In addition, we have unrestricted cash on hand at March 31, 2008 totaling $727 million.

         Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at March 31, 2008, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity.

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

         On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or

British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2008). We had no outstanding borrowings on our Credit Agreement at March 31, 2008 or May 9, 2008.

         At March 31, 2008, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the standby letters of credit, totaling $19.7 million.

         The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at March 31, 2008.

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

         We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2005 through March 31, 2008, we have raised approximately $2.6 billion of preferred securities and used approximately $1.2 billion of these net proceeds in order to redeem higher-coupon preferred securities. Over the past several months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies.

         Since September 30, 2007, our 7.500% Series V Cumulative Preferred Shares ($172.5 million) have been redeemable at our option; however, we have not called these shares for redemption. It is not advantageous to redeem these shares at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. In addition, in October 2008 our 6.500% Series W Cumulative Preferred Shares ($132.5 million), and in November 2008 our 6.450% Series X Cumulative Preferred Shares ($120.0 million) become available for redemption at our option. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

         In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

         REQUIREMENT TO PAY DISTRIBUTIONS: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that we will at all times so qualify. To the extent that the Company continues to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the REIT taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed to our shareholders. We believe we have satisfied the REIT distribution requirement since 1981.

         Aggregate dividends paid during the three months ended March 31, 2008 totaled $60.3 million to the holders of our Cumulative Preferred Shares, $92.8 million to the holders of our common shares and $5.4 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2007 taxable income, we believe that the aggregate dividends paid in 2007 to our shareholders enable us to continue to meet our REIT distribution requirements.

         During the three months ended March 31, 2008, we paid distributions totaling $5.4 million with respect to our Preferred Partnership Units. We estimate the 2008 distribution requirements with respect to the preferred partnership units outstanding at March 31, 2008, to be approximately $21.6 million. In addition, we estimate the 2008 distribution requirements with respect to our preferred shares outstanding at March 31, 2008, to be approximately $241.3 million, assuming no additional preferred share issuances or redemptions during 2008.

         For 2008, distributions with respect to the common shares and Equity Shares, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2008 will be $0.55 per common share. For the second quarter of 2008, a quarterly distribution of $0.55 per common share has been declared by our Board and will be payable on June 30, 2008 to shareholders of record as of June 13, 2008. Based upon shares outstanding as of March 31, 2008, we estimate a dividend payment with respect to our common shares of approximately $92.4 million for the second quarter of 2008. Notwithstanding the significant gain recognized for book purposes as a result of our disposition of 51% of Shurgard Europe, we currently do not expect an increase to be necessary to our 2008 distribution to meet our REIT distribution requirements.

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

         CAPITAL IMPROVEMENT REQUIREMENTS: During 2008, we have budgeted approximately $92 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the three months ended March 31, 2008, we incurred capital improvements of approximately $6.9 million.

         EUROPEAN ACTIVITIES: Pursuant to our disposition of a 51% interest in Shurgard Europe on March 31, 2008 (see Note 3 to our March 31, 2008 condensed consolidated financial statements), the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified, principally to fix the interest rate to 7.5% per annum and extend the maturity date to March 31, 2009 (March 31, 2010 if Shurgard Europe exercises its option to extend one additional year). The notes totaled approximately $618.8 million at March 31, 2008.

         We are committed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($481.6 million as of March 31, 2008) to fund Shurgard Europe's obligations with respect to its existing joint venture partnerships. We are also committed to fund up to $88.2 million of addition equity contributions to Shurgard Europe to fund certain investing activities.

         We expect that Shurgard Europe will repay the loans no later than March 31, 2010 or sooner if capital markets become accessible to Shurgard Europe on appropriate terms. Given the difficulty in the credit markets, it is possible that Shurgard Europe may be unable to repay the loans prior to March 31, 2010. Our business operations are not dependent on the repayment of such loans, if Shurgard Europe is unable to repay the amounts due to Public Storage by March 31, 2010.

         DEBT SERVICE REQUIREMENTS: At March 31, 2008, we have total outstanding debt of approximately $683 million. We do not believe we have any significant refinancing risks with respect to our debt.

         Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2008, we have domestic mortgage debt outstanding of $234.7 million, which encumbers 88 self-storage facilities with an aggregate net book value of approximately $594.3 million.

         We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal and interest payments. See Notes 7 and 8 to our March 31, 2008 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

         ACQUISITION OF REAL ESTATE ASSETS: During 2008, we have significant interest in acquiring real estate facilities, as well as related mortgage loans. However, it is difficult to estimate the amount of such acquisitions we will undertake.

         DEVELOPMENT OF FACILITIES: At March 31, 2008, we have a development "pipeline" of 28 projects in the U.S. and one project in the United Kingdom, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At March 31, 2008, we have acquired the land for all of these projects.

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $89.3 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
AS OF MARCH 31, 2008

                                                             Total
                                     Number     Net        estimated      Costs incurred
                                       of     rentable    development       through         Costs to
                                    projects   sq. ft.       costs          03/31/08        complete
                                   ---------  ---------  --------------   --------------   ------------
                                                   (Amounts in thousands, except number of projects)
    Under construction                 11          578    $   65,778      $   30,176       $  35,602
    In development                     18          653        59,468           5,725          53,743
                                   ---------  ---------  --------------   --------------   ------------
   Total Development Pipeline          29        1,231    $  125,246      $   35,901       $  89,345
                                   =========  =========  ==============   ==============   ============

         The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development will be incurred over the next 24 months. The future costs with respect to all other development projects will be funded by us.

         CONTRACTUAL OBLIGATIONS

         Our significant contractual obligations at March 31, 2008 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                     Total        2008         2009        2010         2011        2012      Thereafter
                                   -----------  ----------  -----------  ----------  ----------   ---------  -----------
Long-term debt (1) ............    $  792,476   $  49,705   $   46,836    $  48,221   $250,723    $ 73,874   $ 323,117

Operating leases (2)...........       124,658       5,020       11,604       11,060      7,375       6,032      83,567

Construction commitments (3)...        35,602      32,042        3,560            -          -           -           -
                                   -----------  ----------  -----------  ----------  ----------   ---------  -----------
Total..........................    $  952,736   $  86,767   $   62,000    $  59,281   $258,098    $ 79,906   $ 406,684
                                   ===========  ==========  ===========  ==========  ==========   =========  ===========

(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our March 31, 2008 condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

(2) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(3)  Includes  obligations for facilities  currently under construction at March
     31,  2008  as  described  above  under   "Acquisition  and  Development  of
     Facilities."

         In January 2004, we entered into a joint venture partnership with an institutional investor for the purpose of acquiring up to $125,000,000 of existing self-storage properties in the U.S. from third parties (the "Acquisition Joint Venture"). As described more fully in Note 8 to our March 31, 2008 condensed consolidated financial statements, our partner's equity contributions with respect to certain transactions are classified as debt under the caption "Debt to Joint Venture Partner" in our condensed consolidated balance sheets. At March 31, 2008, our Debt to Joint Venture Partner was $38,128,000. For a six-month period beginning 54 months after formation, we have the right to acquire our partner's interest based upon the market value of the properties. If we do not exercise our option, our partner can elect to purchase our interest in the properties during a six-month period commencing upon expiration of our six-month option period. If our partner fails to exercise its option, the Acquisition Joint Venture will be liquidated and the proceeds will be distributed to the partners according to the joint venture agreement. We have not included our Debt to Joint Venture Partner as a contractual obligation in the table above, since we only have the right, rather than a contractual obligation, to acquire our partner's interest.

         We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts.

         OFF-BALANCE SHEET ARRANGEMENTS: At March 31, 2008 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

         SHARE REPURCHASE PROGRAM: Our Board has authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. During 2004, we repurchased 445,700 shares for approximately $20.3 million. During 2005, we repurchased 84,000 shares for approximately $5.0 million. During 2006 and 2007, we did not repurchase any shares. During 2008 (through May 8, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through May 8, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

         As disclosed previously, our Board of Trustees has authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares or preferred shares. At March 31, 2008, our debt as a percentage of total shareholders' equity (based on book values) was 7.6%.

         Our preferred shares are not redeemable at the option of the holders. Our Series V shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company prior to the following dates: Series W
- October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - September 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E - April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011, Series L - October 20, 2011, Series M - January 9, 2012 and Series N - July 2, 2012. On or after the respective dates, each of the series of preferred shares will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

         Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $644,788,000 and none, respectively, at March 31, 2008.

         We are exposed to changes in interest rates primarily from the floating rate debt arrangements we acquired in the merger with Shurgard.

         We have foreign currency exposures related to our investment in Shurgard Europe. The aggregate book value of our investment in such real estate and intangibles was approximately $11,125,000 at March 31, 2008, and we have a note receivable from Shurgard Europe, which is denominated in Euros, totaling
(euro)391.9 million ($618,822,000) at March 31, 2008. We also have the obligation, in certain circumstances, to loan up to an additional (euro)305 million to Shurgard Europe.

         The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2008 (dollar amounts in thousands).


                            2008       2009        2010          2011        2012     Thereafter      Total     Fair Value
                         ----------  ---------  ----------   -----------  ---------  -----------  -----------  -------------
Fixed rate debt........  $  23,073   $ 12,552   $   14,654   $  228,030    $55,195    $ 311,284    $  644,788   $ 644,788
Average interest rate..      6.73%      6.72%        6.71%        6.01%      5.80%        5.50%
----------------------------------------------------------------------------------------------------------------------------

Variable rate debt (1).  $      -    $     -    $       -    $       -     $    -     $      -     $       -    $      -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------

(1) Amounts include borrowings under our line of credit, which expires in 2012.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Company files and submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are substantially more limited than those it maintains with respect to its consolidated subsidiaries.

         As of the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
           -----------------

         The information set forth under the heading "Legal Matters" in Note 14 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A.   RISK FACTORS
           ------------

         In addition to the other information in this Quarterly Report on Form 10-Q, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I,
Item 2.

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

         o adverse changes in tax, real estate and zoning laws and regulations; and

         o  tenant and employment-related claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 14 under "Insurance and Loss Exposure" to our consolidated financial statements at March 31, 2008.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the quarter ended March 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Delays in development and fill-up of our properties would reduce our profitability. From January 1, 2004, through March 31, 2008, we have opened 20 newly developed self-storage facilities in the U.S. In addition, our development "pipeline" at March 31, 2008 consists of 29 projects with total estimated costs of $125 million. We anticipate the development of these 29 projects to be completed in the next two years. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed storage space as a result of competition or other factors would also adversely impact our profitability.

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

AS A RESULT OF OUR OWNERSHIP OF 49% OF THE INTERNATIONAL OPERATIONS OF SHURGARD EUROPE, WE ARE EXPOSED TO ADDITIONAL RISKS RELATED TO INTERNATIONAL BUSINESSES.

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

WE ARE SUBJECT TO RISKS RELATED TO OUR OWNERSHIP OF ASSETS IN JOINT VENTURE STRUCTURES.

         In connection with our 2006 acquisition of Shurgard and the acquisition of a 51% interest in Shurgard Europe by an institutional investor on March 31, 2008, we hold interests in several joint ventures. Joint ventures have additional risks, including without limitation, the following:

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

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

         At March 31, 2008, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the "Hughes Family") owned approximately 25.3% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares. Consequently, the Hughes family may or could control matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

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

         For any taxable year that we fail to qualify as a REIT and are unable to avail ourselves of relief provisions set forth in the Code, we would be subject to federal income tax at the regular corporate rates on all of our taxable income, whether or not we make any distributions to our shareholders. Those taxes would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings. As a result, our failure to qualify as a REIT during any taxable year could have a material adverse effect upon us and our shareholders. Furthermore, unless certain relief provisions apply, we would not be eligible to elect REIT status again until the fifth taxable year that begins after the first year for which we fail to qualify.

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

WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

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

         Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH. For the three months ended March 31, 2008 and 2007, PSICH received $225,000 and $188,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSICH's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

SOME OF OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION WHICH COULD REDUCE OUR PROFITABILITY OR LIMIT OUR GROWTH.

         We hold Limited Lines Self Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision. This state governmental supervision could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we provide or the methods by which we provide products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. Our continued ability to maintain these Limited Lines Self Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance agents.

         In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 3% of our 2007 revenues and 3% of revenues for the quarter ended March 31, 2008.

INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

         On June 12, 1998, our Board authorized the repurchase from time to time of up to 10,000,000 common shares on the open market or in privately negotiated transactions. On subsequent dates our Board increased the repurchase authorization, and on May 8, 2008, the Board increased the total repurchase authorization by 10,000,000 common shares to 35,000,000 common shares. During 2008 (through May 8, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through May 8, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

         The following table presents monthly information related to repurchases of our common shares during the three months ended March 31, 2008 in connection with the repurchase program:

                                                                         Total Number
                                                                           of Shares
                                                                         Purchased as     Maximum Number of
                                              Total                         Part of      Shares that May Yet
                                            Number of                      Publicly       Be Purchased Under
                                             Shares     Average Price      Announced        the Repurchase
Period Covered                              Purchased   Paid per Share      Program            Program
-------------------------------------    ------------- ---------------  --------------  --------------------
January 1, 2008  - January 31, 2008          338,196       $72.52           338,196          2,460,084
February 1, 2008 - February 29, 2008       1,182,000       $73.92         1,182,000          1,278,084
March 1, 2008 - March 31, 2008                     -            -                 -          1,278,084
                                         ------------- ---------------  --------------
   Total                                   1,520,196       $73.61         1,520,196
                                         ============= ===============  ==============

         Our share repurchase program does not have an expiration date. During the three months ended March 31, 2008, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Due to the Board's authorized increase in the total repurchase authorization on May 8, 2008, there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of that date.

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

                                     DATED: May 12, 2008

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

3.17 rticles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.18 rticles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.19 rticles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Aegistrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

11       Statement Re: Computation of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1     Rule 13a - 14(a) Certification. Filed herewith.

31.2     Rule 13a - 14(a) Certification. Filed herewith.

32       Section 1350 Certifications. Filed herewith.


(1) SEC File No. 001-33519 unless otherwise indicated.