Form 10-Q
period 2008-06-30
Public Storage
filed 2008-08-11
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  001-33519

                                 PUBLIC STORAGE
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                  95-3551121
-----------------------------------------            ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification Number)

701 Western Avenue, Glendale, California                  91201-2349
-----------------------------------------            ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of August 7, 2008:

Common Shares of beneficial interest, $.10 par value per share - 169,231,072 shares

                                 PUBLIC STORAGE
                                 --------------

                                      INDEX


                                                                         Pages

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
             June 30, 2008 and December 31, 2007                             1

          Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2008 and 2007               2

          Condensed Consolidated Statement of Shareholders' Equity
             for the Six Months Ended June 30, 2008                          3

          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2008 and 2007             4 - 5

          Notes to Condensed Consolidated Financial Statements          6 - 44

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations             45 - 75

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   75 - 76

Item 4.   Controls and Procedures                                           77

PART II.  OTHER INFORMATION (Items 3 and 5 are not applicable)
          -----------------

Item 1.   Legal Proceedings                                                 78

Item 1A.  Risk Factors                                                      78

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       78

Item 4.   Submission of Matters to a Vote of Security Holders               78

Item 6.   Exhibits                                                          78

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                       June 30,           December 31,
                                                                                         2008                 2007
                                                                                   -----------------    ---------------
                                                                                     (Unaudited)
                                       ASSETS
                                       ------

Cash and cash equivalents....................................................      $     775,002        $     245,444
Real estate facilities, at cost:
   Land......................................................................          2,714,069            3,021,309
   Buildings.................................................................          7,391,127            8,637,498
                                                                                   -----------------    ---------------
                                                                                      10,105,196           11,658,807
   Accumulated depreciation..................................................         (2,234,359)          (2,128,225)
                                                                                   -----------------    ---------------
                                                                                       7,870,837            9,530,582
   Construction in process...................................................             38,614               60,324
                                                                                   -----------------    ---------------
                                                                                       7,909,451            9,590,906

Investment in real estate entities...........................................            616,257              306,743
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................             61,698              173,745
Restricted cash..............................................................             18,602               18,972
Note receivable from affiliate (Note 3)......................................            618,724                    -
Other assets.................................................................             78,378              132,658
                                                                                   -----------------    ---------------
              Total assets...................................................      $  10,252,746        $  10,643,102
                                                                                   =================    ===============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Notes payable................................................................      $     651,941        $   1,031,847
Debt to joint venture partner................................................             38,398               38,081
Accrued and other liabilities................................................            223,197              303,357
                                                                                   -----------------    ---------------
         Total liabilities...................................................            913,536            1,373,285
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................             38,376              181,688
Commitments and contingencies (Note 14)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,739,500 shares issued (in series) and
     outstanding, (1,739,500 at December 31, 2007) at liquidation preference.          3,527,500            3,527,500
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,074,469 shares issued and outstanding (169,422,475 at
     December 31, 2007)......................................................             16,807               16,943
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000
     shares authorized, 8,744.193 shares issued and outstanding..............                  -                    -
   Paid-in capital...........................................................          5,551,189            5,653,975
   Cumulative net income.....................................................          4,606,982            3,960,827
   Cumulative distributions paid.............................................         (4,763,161)          (4,446,181)
   Accumulated other comprehensive income....................................             36,517               50,065
                                                                                   -----------------    ---------------
         Total shareholders' equity..........................................          8,975,834            8,763,129
                                                                                   -----------------    ---------------
              Total liabilities and shareholders' equity.....................      $  10,252,746        $  10,643,102
                                                                                   =================    ===============

                             See acompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                               -------------------------------    -----------------------------
                                                                    2008             2007             2008             2007
                                                               ---------------  --------------    -------------  --------------
Revenues:
   Self-storage rental income..............................     $    381,345     $    410,972     $    806,165    $    809,580
   Ancillary operating revenue.............................           31,779           36,262           66,879          69,087
   Interest and other income...............................           11,014              955           13,858           3,080
                                                               ---------------  --------------    -------------  --------------
                                                                     424,138          448,189          886,902         881,747
                                                               ---------------  --------------    -------------  --------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities..............................          128,354          149,137          285,269         297,829
      Ancillary operations.................................           18,109           20,352           35,577          39,661
  Depreciation and amortization............................           95,383          167,510          217,869         343,876
  General and administrative...............................           33,173           21,465           48,089          37,981
  Interest expense.........................................            9,601           16,707           26,088          33,515
                                                               ---------------  --------------    -------------  --------------
                                                                     284,620          375,171          612,892         752,862
                                                               ---------------  --------------    -------------  --------------
Income from continuing operations before equity in earnings
   of real estate entities, gain on disposition of an interest in Shurgard Europe, (loss) gain on disposition of other
   real estate investments, casualty gain, foreign currency
   exchange gain (loss), income (expense) from derivatives
   and minority interest in income.........................          139,518           73,018          274,010         128,885
Equity in earnings of real estate entities.................            4,632            2,782            7,361           6,759
Gain on disposition of an interest in Shurgard Europe
   (Note 3)................................................                -                -          341,865               -
(Loss) gain on disposition of other real estate investments              (92)           2,238              (92)          2,238
Casualty gain..............................................                -                -                -           2,665
Foreign currency exchange gain (loss)......................               (2)           5,553           41,012          10,593
Income (expense) from derivatives, net.....................                -            1,771              (43)          1,009
 Minority interest in income...............................          (10,142)          (7,524)         (17,741)        (13,307)
                                                               ---------------  --------------    -------------  --------------
Income from continuing operations..........................          133,914           77,838          646,372         138,842
Discontinued operations....................................             (101)            (734)            (217)         (1,960)
                                                               ---------------  --------------    -------------  --------------
Net income.................................................     $    133,813     $     77,104     $    646,155    $    136,882
                                                               ===============  ==============    =============  ==============
Net income allocation:
   Allocable to preferred shareholders.....................     $     60,333    $      57,315     $    120,666   $     116,091
   Allocable to Equity Shares, Series A....................            5,356            5,356           10,712          10,712
   Allocable to common shareholders........................           68,124           14,433          514,777          10,079
                                                               ---------------  --------------    -------------  --------------
                                                                $    133,813     $     77,104     $    646,155    $    136,882
                                                               ===============  ==============    =============  ==============
Net income per common share - basic
   Continuing operations...................................     $      0.41      $      0.09      $      3.06     $      0.07
   Discontinued operations.................................            -                 -               -               (0.01)
                                                               ---------------  --------------    -------------  --------------
                                                                $      0.41      $      0.09      $      3.06     $      0.06
                                                               ===============  ==============    =============  ==============
Net income per common share - diluted
   Continuing operations...................................     $      0.40      $      0.09      $      3.05     $      0.07
   Discontinued operations.................................            -                (0.01)           -               (0.01)
                                                               ---------------  --------------    -------------  --------------
                                                                $      0.40      $      0.08      $      3.05     $      0.06
                                                               ===============  ==============    =============  ==============
Net income per depositary share of Equity Shares, Series A
   (basic and diluted) ....................................     $       0.61     $       0.61     $       1.23    $       1.23
                                                               ===============  ==============    =============  ==============
Basic weighted average common shares outstanding...........          168,028          169,346          168,307         169,288
                                                               ===============  ==============    =============  ==============
Diluted weighted average common shares outstanding.........          168,814          170,213          169,022         170,275
                                                               ===============  ==============    =============  ==============
Weighted average shares of Equity Shares, Series A (basic
   and diluted)............................................            8,744            8,744            8,744           8,744
                                                               ===============  ==============    =============  ==============

                            See accompanying notes.

                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                   (Unaudited)



                                                                 Cumulative                                        Cumulative Net
                                                              Preferred Shares   Common Shares   Paid-in Capital       Income
                                                              -----------------  --------------  ---------------   ---------------
Balance at December 31, 2007..............................      $  3,527,500      $     16,943     $  5,653,975      $  3,960,827

Issuance of common shares in connection with:
   Exercise of employee stock options (123,241  shares)...                 -                11            5,079                 -
   Vesting of restricted shares (48,949 shares) ..........                 -                 5               (5)                -

Repurchase of common shares (1,520,196 shares) (Note 10) .                 -              (152)        (111,751)                -

Stock-based compensation expense (Note 12) ...............                 -                 -            3,891                 -

Net income................................................                 -                 -                -           646,155

Cash distributions:
   Cumulative preferred shares (Note 10)..................                 -                 -                -                 -
   Equity Shares, Series A ($1.225 per depositary share)..                 -                 -                -                 -
   Common Shares ($1.10 per share)........................                 -                 -                -                 -

Other comprehensive loss (Note 2).........................                 -                 -                -                 -
                                                              -----------------  --------------  ---------------   ---------------
Balance at June 30, 2008..................................      $  3,527,500      $     16,807     $  5,551,189      $  4,606,982
                                                              =================  ==============  ===============   ===============


                                                                                  Accumulated
                                                                                     Other             Total
                                                                 Cumulative      Comprehensive     Shareholders'
                                                               Distributions         Income           Equity
                                                               ---------------   ----------------  --------------
Balance at December 31, 2007..............................      $ (4,446,181)     $     50,065      $  8,763,129

Issuance of common shares in connection with:
   Exercise of employee stock options (123,241  shares)...                 -                 -             5,090
   Vesting of restricted shares (48,949 shares) ..........                 -                 -                 -

Repurchase of common shares (1,520,196 shares) (Note 10) .                 -                 -          (111,903)

Stock-based compensation expense (Note 12) ...............                 -                 -             3,891

Net income................................................                 -                 -           646,155

Cash distributions:
   Cumulative preferred shares (Note 10)..................          (120,666)                -          (120,666)
   Equity Shares, Series A ($1.225 per depositary share)..           (10,712)                -           (10,712)
   Common Shares ($1.10 per share)........................          (185,602)                -          (185,602)

Other comprehensive loss (Note 2).........................                 -           (13,548)          (13,548)
                                                               ---------------   ----------------  --------------
Balance at June 30, 2008..................................      $ (4,763,161)     $     36,517      $  8,975,834
                                                               ===============   ================  ==============

                            See accompanying notes.
                                       3

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                        2008              2007
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income..................................................................      $  646,155      $  136,882
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8).................................................          (2,434)         (2,329)
    Gain on disposition and realized currency translation gain associated
       with disposition of an interest in Shurgard Europe (Note 3)..........           (341,865)              -
    Loss (gain) on disposition of real estate and real estate investments
       (Notes 4 and 14).....................................................                 92          (2,238)
    Depreciation and amortization including discontinued operations.........            217,877         344,082
    Equity in earnings of real estate entities..............................             (7,361)         (6,759)
    Foreign currency exchange gain..........................................            (41,012)        (10,593)
    (Income) expense from derivatives, net..................................                 43          (1,009)
    Distributions received from the real estate entities....................             19,149          10,535
    Distributions paid to other minority interests..........................             (8,595)        (10,357)
    Minority interest in income.............................................             17,741          13,307
       Other operating activities...........................................              2,805          (2,756)
                                                                                    -------------   -------------
       Total adjustments....................................................           (143,560)        331,883
                                                                                    -------------   -------------
       Net cash provided by operating activities............................            502,595         468,765
                                                                                    -------------   -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (31,571)        (28,807)
    Construction in process.................................................            (40,081)        (47,329)
    Acquisition of real estate facilities...................................            (20,992)        (28,844)
    Proceeds from the disposition of an interest in Shurgard Europe (Note 3)            609,059               -
    Deconsolidation of Shurgard Europe (Note 3).............................            (34,588)              -
    Deconsolidation of partnerships (Note 2)................................                  -             (65)
    Proceeds from sales of real estate......................................                493           2,242
    Sale of real estate investments to affiliates...........................                  -           4,909
    Reductions (additions) to restricted cash...............................                370            (306)
    Investment in Shurgard Europe...........................................            (32,911)              -
    Proceeds from sales of held-to-maturity debt securities (Note 2)........                 67           5,766
    Other investing activities..............................................                720               -
                                                                                    -------------   -------------
       Net cash provided by (used in) investing activities..................            450,566         (92,434)
                                                                                    -------------   -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................             (6,200)       (502,134)
    Net repayments on bank credit facilities................................                  -        (275,000)
    Proceeds from borrowings on debt of Existing European Joint Ventures....             14,654          32,039
    Net proceeds from the issuance of common shares.........................              5,090           7,125
    Net proceeds from the issuance of cumulative preferred shares...........                  -         484,767
    Repurchases of common shares............................................           (111,903)              -
    Redemption of cumulative preferred shares...............................                  -        (302,150)
    Distributions paid to shareholders......................................           (316,980)       (296,821)
    Distributions paid to holders of preferred partnership interests........            (10,806)        (10,806)
                                                                                    -------------   -------------
       Net cash used in financing activities................................           (426,145)       (862,980)
                                                                                    -------------   -------------
Net increase (decrease) in cash and cash equivalents........................            527,016        (486,649)
Net effect of foreign exchange translation on cash..........................              2,542          (2,292)
                                                                                    -------------   -------------
Cash and cash equivalents at the beginning of the period....................            245,444         535,684
                                                                                    -------------   -------------
Cash and cash equivalents at the end of the period..........................         $  775,002      $   46,743
                                                                                    =============   =============

                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                    -----------------------------
                                                                                        2008              2007
                                                                                    -------------   -------------
Supplemental schedule of non-cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............          $ (96,581)      $ (23,790)
       Construction in process..............................................               (956)           (785)
       Investment in real estate entities...................................                891               -
       Intangible assets, net...............................................             (4,526)         (3,470)
       Note receivable from affiliate.......................................                 98               -
       Other assets.........................................................             (3,742)         (1,072)
       Notes payable........................................................             28,912           6,579
       Accrued and other liabilities........................................              5,879           1,985
       Minority interest - other partnership interests......................              7,249           1,917
       Accumulated other comprehensive income...............................             65,318          16,344

   Deconsolidation of Shurgard Europe:
       Real estate facilities, net of accumulated depreciation..............          1,693,524               -
       Construction in process..............................................             10,886               -
       Investment in real estate entities...................................           (594,330)              -
       Note receivable from affiliate.......................................           (618,822)              -
       Intangible assets, net...............................................             78,135               -
       Other assets.........................................................             68,486               -
       Notes payable........................................................           (424,995)              -
       Accrued and other liabilities........................................            (98,571)              -
       Minority interest - other partnership interests......................           (148,901)              -

   Deconsolidation of real estate entities:
       Real estate facilities, net of accumulated depreciation..............                  -          41,409
       Investment in real estate entities...................................                  -         (23,079)
       Intangible assets, net...............................................                  -           1,816
       Other assets.........................................................                  -             344
       Notes payable........................................................                  -         (19,329)
       Accrued and other liabilities........................................                  -            (544)
       Minority interests...................................................                  -            (682)

   Real estate acquired in exchange for assumption of mortgage note.........            (10,250)              -
   Mortgage note assumed in connection with the acquisition of real estate..             10,250               -

   Revaluation of debt to joint venture partner:
       Debt to joint venture partner........................................                224               -
       Other assets.........................................................               (224)              -




                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              In addition to our self-storage facilities, we own interests in commercial properties containing commercial and industrial rental space for rent and conduct other ancillary operations at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

              At June 30, 2008, we had direct and indirect equity interests in 2,015 self-storage facilities located in 38 states operating under the "Public Storage" name, and 179 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the United States (the "U.S.") operated under the "PS Business Parks" name.

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

              Certain amounts previously reported have been reclassified to conform to the June 30, 2008 presentation. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

     Consolidation Policy
     --------------------

              Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              On  March  31,  2008,  we  entered  into  a  transaction  with  an institutional investor (the transaction referred to as the "Europe Transaction") whereby the investor acquired a 51% interest in our European operations ("Shurgard Europe"). Shurgard Europe held substantially all of our operations in Europe. Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe's operations. As a result of the Europe Transaction, our remaining investment in Shurgard Europe is accounted for using the equity method effective March 31, 2008 (see Note
     3).

              Collectively, at June 30, 2008, the Company and the Consolidated Entities own a total of 1,996 real estate facilities, consisting of 1,987 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities.

              At June 30, 2008, the Unconsolidated Entities are comprised of our interest in Shurgard Europe, PS Business Parks, Inc. ("PSB"), and various limited and joint venture partnerships (the "Other Investments"). At June 30, 2008, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 178 self-storage facilities in Europe with 9.3 million net rentable square feet, and the Other Investments own in aggregate 28 self-storage facilities in the U.S.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating in excess of AAA by Standard and Poor's, or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable and other financial instruments included in other assets, and accrued and other liabilities, the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value.

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable from affiliates. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances. Our note receivable totaling $618,724,000 at June 30, 2008 is owed to us by Shurgard Europe. Although there can be no assurance, we believe that Shurgard Europe has sufficient debt coverage, and that we have sufficient creditor rights to maintain debt coverage, such that the credit risk on the note receivable is minimal.

              At June 30, 2008, we have an investment in Shurgard Europe, and one wholly owned real estate facility in London, England. In addition, the aforementioned note receivable from Shurgard Europe is denominated in Euros. Accordingly, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Restricted Cash
     ---------------

              Restricted cash at June 30, 2008 and December 31, 2007, consists of cash held by our captive insurance entities which, due to insurance and other regulations with respect to required reserves and minimum capital requirements, can only be utilized to pay insurance claims of these entities.

     Real Estate Facilities
     ----------------------

              Real estate facilities are recorded at cost. Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized. Interest, property taxes and other costs associated with development incurred during the construction period are capitalized as building cost. Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as incurred. The purchase cost of existing self-storage facilities that we acquire are allocated based upon relative fair value of the land, building and tenant intangible components of the real estate facility. Expenditures for repairs and maintenance are expensed when incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate impairment of goodwill annually through a two-step process. In the first step, if the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired and the second step is unnecessary. If, however, the fair value of the reporting unit including goodwill is less than the carrying amount, the second step is performed. In this test, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit as if a business combination transaction was consummated at the fair value of the reporting unit. An impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairment of our goodwill was identified in our annual evaluation at December 31, 2007, and no impairment indicators were noted through June 30, 2008.

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

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of June 30, 2008.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities at June 30, 2008 consist primarily of real property tax accruals, tenant prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below) accrued interest and, at December 31, 2007, value-added tax accruals with respect to Shurgard Europe. Accrued and other liabilities included $95,444,000 related to Shurgard Europe at December 31, 2007, which we deconsolidated effective March 31, 2008 as described in Note 3.

              We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at June 30, 2008 totaled $28,220,000 ($26,643,000 at December 31, 2007). Liabilities for losses and loss adjustment expenses include an amount we determine from loss reports and individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates.

              Through a wholly-owned subsidiary, we reinsure a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants in our self-storage facilities for individual limits up to a maximum of $5,000. For our U.S. operations, we have third-party insurance coverage for losses from any individual event that exceeds a loss of $1,000,000, to a maximum of $49,000,000. Estimated uninsured losses are accrued and expensed as ancillary costs of operations.

              While we believe that the amount of estimated accrued liabilities with respect to tenant claims, property, casualty, workers compensation and employee healthcare are adequate, the ultimate losses that are actually paid will vary from what we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments (principally Domestic

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Self-Storage) is based directly on such acquisitions. Our goodwill has an indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of June 30, 2008 and December 31, 2007 in our accompanying condensed consolidated balance sheets.

     Other Intangible Assets
     -----------------------

              As we acquire real estate facilities, we also acquire intangible assets representing primarily the tenants in place at the date of the acquisition of each respective facility. The value of these tenants represent a finite-lived intangible asset (a "Tenant Intangible"), and these assets are amortized relative to the benefit of the tenants in place to each period. At June 30, 2008, our finite-lived intangibles have a book value of $42,874,000 ($154,921,000 at December 31, 2007), which is net of accumulated  amortization  of  $324,683,000  ($423,788,000  at December 31,
     2007). During the six months ended June 30, 2008, intangible assets were increased by approximately $4,526,000 due to the impact of changes in foreign currency exchange rates and $1,695,000 for the acquisition of Tenant Intangibles in connection with the acquisition of additional self-storage facilities (Note 4). On March 31, 2008, finite-lived intangible assets decreased approximately $78,135,000 due to the deconsolidation of Shurgard Europe, as described more fully in Note 3 below.

              Amortization expense of $11,722,000 and $71,367,000 was recorded for our finite-lived intangible assets for the three months ended June 30, 2008 and 2007, respectively, and $40,133,000 and $157,151,000, for the six months ended June 30, 2008 and 2007, respectively. The estimated annual amortization expense for our finite-lived intangible assets is as follows:

           2008 (remainder of)                       $    10,581,000
           2009                                            4,382,000
           2010                                            2,611,000
           2011                                            2,435,000
           2012                                            2,337,000
           2013 and beyond                                20,528,000

              We also have an intangible representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at June 30, 2008 and December 31, 2007. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted in the most recent annual analysis at December 31, 2007.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Foreign Currency Exchange Translation
     -------------------------------------

              The local currency is the functional currency for the European operations that we have an interest in. Assets and liabilities included on our consolidated balance sheet are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of Shurgard Europe's operations, was translated at an end-of-period exchange rate of approximately 1.579 U.S. Dollars per Euro at June 30, 2008 and March 31, 2008 (1.472 at December 31, 2007), and average exchange rates of 1.563 and 1.348 for the three months ended June 30, 2008 and 2007, respectively, and 1.530 and 1.329 for the six months ended June 30, 2008 and 2007, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

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

              SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Liabilities measured at fair value on a recurring basis as of March 31, 2008 include our debt to joint venture partner, which is described in Note 8, and our estimate of the fair value of Other Minority Interests, described in Note 9. Each of these liabilities is valued based upon significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

     Note Receivable from Affiliate
     ------------------------------

              As of June 30, 2008, we had a note receivable from Shurgard Europe totaling $618,724,000 ($561,182,000 at December 31, 2007, which was eliminated in consolidation).  Effective March 31, 2008, as a result of the

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Europe Transaction, Shurgard Europe is no longer consolidated, accordingly, the note receivable is no longer eliminated in consolidation and is presented as "Note Receivable from Affiliate" (see Note 3).

              In connection with the Europe Transaction, the terms of the note were modified. The outstanding loan balance was increased by approximately
     (euro)10,529,000 ($16,626,000) on March 31, 2008 due to the conversion of a portion of our equity investment into intercompany debt. The note bears interest at a fixed rate of 7.5% per annum, and has an initial term of one year expiring March 31, 2009, and an additional one year extension at Shurgard Europe's option. Further, we are committed to provide additional loans to Shurgard Europe, under these same terms, up to (euro)305 million to fund Shurgard Europe's obligations to repay existing third-party indebtedness (a total of (euro)258.5 million at June 30, 2008) owed by First Shurgard and Second Shurgard, joint ventures in which Shurgard Europe has a 20% interest (First Shurgard and Second Shurgard are referred to hereinafter collectively as the "Existing European Joint Ventures"), and the possible acquisition of the remaining interest in the Existing European Joint Ventures. Shurgard Europe intends to repay all of its intercompany debt through the issuance of third-party debt as soon as market conditions permit, but no later than March 31, 2010 when all of the loans mature.

              The   note   receivable   includes   a  1%   arrangement   fee  of
     (euro)3,919,000. These fees are being amortized over a two-year period through March 31, 2009. During each of the three and six months ended June 30, 2008, we recorded interest income of $357,000 (which represents the aggregate amortization of the fee, less our 49% pro-rata share of the fee which is shown as "equity in earnings of real estate entities"), in connection with these fees.

              The note receivable is denominated in Euros and is converted to U.S. Dollars on our balance sheet. At the end of each applicable period, because we have expected repayment within one to two years, we have been recognizing foreign exchange rate gains or losses as a result of changes in exchange rates between the Euro and the U.S. Dollar during each period in 2008 and 2007. During the three months ended June 30, 2008, the balance of this loan decreased due to foreign currency losses totaling $98,000, as compared to an increase due to foreign currency gains of $5,539,000 during the three months ended June 30, 2007, which are recognized as income on our accompanying condensed consolidated statements of income. During the six months ended June 30, 2008 and 2007, such foreign currency gains totaled $41,208,000 and $11,095,000, respectively. See Note 5 for a discussion of interest and other income with respect to this note.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              The  following   table   reflects  the  components  of  our  other
     comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended        For the Six Months Ended
                                                            June 30,                         June 30,
                                                  ------------------------------- -------------------------------
                                                     2008             2007             2008            2007
                                                  --------------   -------------- --------------   --------------
                                                                      (Amounts in thousands)
     Net income................................    $   133,813      $    77,104     $   646,155      $   136,882
     Other comprehensive income:
        Aggregate foreign currency translation
           adjustments for the period..........           (947)          11,486          65,318           26,937
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain on
           disposition of an interest in
           Shurgard Europe" (Note 3)...........              -                -         (37,854)               -
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency (gain) loss"                 2           (5,553)        (41,012)         (10,593)
           (a).................................
                                                 --------------   --------------  --------------   --------------
     Other comprehensive income (loss) for the
               period..........................           (945)           5,933         (13,548)          16,344
                                                 --------------   --------------  --------------   --------------
     Total comprehensive income................    $   132,868      $    83,037     $   632,607      $   153,226
                                                 ==============   ==============  ==============   ==============

     (a) In addition to exposure of foreign currency translation adjustments in connection with our note receivable from Shurgard Europe, we are exposed to foreign currency translation adjustments in connection with the operations of our facility located in London, England.

     Accounting for Casualty Losses
     ------------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the six months ended June 30, 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of such contingent proceeds relating to hurricanes which occurred in 2005.

     Derivative Financial Instruments
     --------------------------------

              Shurgard Europe has certain derivative financial instruments in its two joint venture partnerships, including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by the joint venture partnerships in order to mitigate currency and exchange rate fluctuation risk in connection with borrowings, and are not for speculative or trading purposes. Since we acquired an interest in Shurgard Europe in August 2006, none of the

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     derivatives were considered effective hedges because at the time we acquired them, we believed it was not highly likely that the debt and the related derivative instruments would remain outstanding for their entire contractual period. Accordingly, for periods where Shurgard Europe was consolidated (see Note 3) all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our condensed consolidated statements of income.

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

     Discontinued Operations
     -----------------------

              We segregate all of our disposed components that have operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company in a disposal transaction. Discontinued operations principally consist of the historical operations related to facilities that were closed and are no longer in operation and facilities that have been disposed of either through condemnation by a local governmental agency or sale. The following table summarizes the historical operations with respect to these facilities:

                                     For the Three Months      For the Six Months Ended
                                         Ended June 30,                June 30,
                                    ------------------------- ---------------------------
                                       2008         2007          2008          2007
                                    ------------ ------------ ------------- -------------
                                                  (Amounts in thousands)
Rental income.....................   $     408    $     979     $     833     $   1,788
Cost of operations................        (506)      (1,622)       (1,042)       (3,542)
Depreciation expense..............          (3)         (91)           (8)         (206)
                                    ------------ ------------ ------------- -------------
Total discontinued operations.....   $    (101)   $    (734)    $    (217)    $  (1,960)
                                    ============ ============ ============= =============


     Net Income per Common Share
     ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders ($60,333,000 and $120,666,000 for the three and six months ended June 30, 2008, respectively, and $57,315,000 and $116,091,000 for the three and six months ended June 30, 2007, respectively), to arrive at net income allocable to our common shareholders.

              The remaining net income is allocated among our regular common shares and our Equity Shares, Series A using the two-class method which allocates income based upon the dividends declared (or accumulated) for each security in the period, combined with each security's rights to earnings (or losses) that were not distributed to shareholders. Under this method, the Equity Shares, Series A, were allocated net income of $5,356,000 and $10,712,000 for each of the three and six months ended June 30, 2008 and 2007, respectively. Net income of $68,124,000 and $514,777,000 for the three and six months ended June 30, 2008, respectively, and $14,433,000 and $10,079,000 for the three and six months ended June 30, 2007, respectively, were allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted share units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact, if dilutive, of stock options and restricted share units outstanding).

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

     Business Combinations
     ---------------------

              In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The application of SFAS No.141(R) may have an impact on our results of operations and financial position beginning January 1, 2009 to the extent that we enter into any business combinations in the future.

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------

              In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (or SFAS No. 160). SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of the consolidated equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No. 160 on our results of operations and financial position.

3.   Europe Transaction
     ------------------

              On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). Public Storage owns the remaining 49% interest and is the managing member of Shurgard Holdings. In exchange for the 51% interest in Shurgard Holdings, the investor paid Shurgard Holdings an aggregate of $613,201,000, comprised of approximately (euro)383,200,000 ($605,627,000)
     received  on  March  31,  2008  and,  on  June  20,  2008,   an  additional
     (euro)4,797,000 ($7,574,000) was received, representing the operating results (as defined) generated by Shurgard Europe during the three months ended March 31, 2008.

              In connection with the Europe Transaction, the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified (see
     Note 2 under "Note Receivable from Affiliate,") and Shurgard Europe obtained an option, which expired without being exercised on June 30, 2008, to acquire one facility located in London, England that the Company wholly owns for an aggregate of (euro)42 million representing its estimated fair value. Shurgard Europe manages this facility for us in exchange for a management fee.

              Based upon the provisions of Statement of Financial Accounting Standards No. 66 ("FAS 66"), we have determined that this transaction constitutes the partial disposition of an interest in Shurgard Europe that is eligible for full profit recognition. We have evaluated the governing documents, capitalization, and other risk-sharing and voting characteristics of Shurgard Holdings and determined that it does not represent a variable interest entity in accordance with the provisions of FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46R").

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              The provisions of Emerging Issues Task Force 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," indicate there is a presumption that the managing member of a limited liability company controls the company, unless the other member has substantive "participating" or "kick-out" rights as those terms are defined in the accounting standard. Even though we are the managing member, based upon the terms of the governing documents of Shurgard Holdings, the institutional investor shares with us the decision-making authority with respect to a) the significant operating, capital, and investing decisions of Shurgard Europe, including the establishment of annual budgets, and b) the level of compensation of, and replacement and selection of Shurgard Europe's senior operating officers. As a result, we have concluded that the institutional investor has substantive participating rights and, accordingly, we do not control Shurgard Europe. Therefore, we have deconsolidated the operations of Shurgard Europe effective March 31, 2008.

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

                                                       Total
                                                  --------------
      Real estate facilities, net.............      $(1,693,524)
      Construction in progress................          (10,886)
      Intangible assets.......................          (78,135)
      Cash....................................          (34,588)
      Note receivable from affiliate..........          618,822
      Other assets............................          (68,486)
      Notes payable...........................          424,995
      Accrued and other liabilities...........           98,571
      Minority   interest - other partnership
      interests..............................           148,901
                                                  --------------
                                                      $(594,330)
                                                  ==============

              Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we reduced our investment in Shurgard Europe by approximately $305,048,000 for the pro rata portion of our investment that was sold, and recognized a gain of $304,011,000, representing the difference between the net proceeds received and the pro rata portion of our investment sold. The receivable was paid by the investor in June 2008.

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

              The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the six months ended June 30, 2008.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for the three months ended March 31, 2008 and three and six months ended June 30, 2007, respectively. Commencing April 1, 2008, our pro rata share of operations of Shurgard Europe are reflected on our income statement under equity in earnings of real estate entities. See Note 5, "Investment in Shurgard Europe" for further analysis of our earnings from Shurgard Europe for the quarter ended June 30, 2008.

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:


                                                                Six Months Ended
                                                                  June 30, 2008
                                                                ----------------
                                                                  (Amounts in
                                                                    thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $ 11,658,807
  Capital improvements....................................              31,571
  Acquisition of real estate facilities from third parties              29,547
  Newly developed facilities opened for operation.........              51,861
  Deconsolidation of Shurgard Europe (Note 3).............          (1,766,122)
  Disposition of real estate facilities...................                (699)
  Impact of foreign exchange rate changes.................             100,231
                                                                ----------------
  Ending balance..........................................          10,105,196
                                                                ----------------
Accumulated depreciation:
  Beginning balance.......................................          (2,128,225)
  Depreciation expense....................................            (175,196)
  Deconsolidation of Shurgard Europe (Note 3).............              72,598
  Disposition of real estate facilities...................                 114
  Impact of foreign exchange rate changes.................              (3,650)
                                                                ----------------
  Ending balance..........................................          (2,234,359)
                                                                ----------------
Construction in process:
   Beginning balance......................................              60,324
   Current development....................................              40,081
   Newly developed facilities opened for operation........             (51,861)
  Deconsolidation of Shurgard Europe (Note 3) ............             (10,886)
   Impact of foreign exchange rate changes................                 956
                                                                ----------------
   Ending balance.........................................              38,614
                                                                ----------------
 Total real estate facilities.............................        $  7,909,451
                                                                ================

              During the six months  ended June 30,  2008,  we completed a newly developed facility with approximately 49,000 net rentable square feet at a total cost of $5,592,000 and three expansion projects in the U.S. which in aggregate added approximately 166,000 net rentable square feet of self-storage space at a total cost of $12,806,000. During the six months ended June 30, 2008, we acquired two self-storage facilities (approximately 211,000 net rentable square feet) in the U.S. from third parties for an aggregate cost of $31,242,000, consisting of $20,992,000 in cash and
     assumed  mortgage  debt  totaling  $10,250,000.   The  aggregate  cost  was
     allocated $29,547,000 to real estate facilities and $1,695,000 to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              Also in the three months ended March 31, 2008, prior to its deconsolidation, Shurgard Europe completed three development projects in Europe which in aggregate added approximately 166,000 net rentable square feet of self-storage space at a total cost of $33,463,000.

              Construction in process at June 30, 2008 includes the development costs relating to 25 projects (1,066,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $38,614,000 at June 30, 2008 and total estimated costs to complete of $71,063,000.

              From time to time, our facilities are subject to condemnation proceedings, resulting in disposal of a portion or, in some cases, the entire facility. In addition, we dispose of unused parcels of land in certain cases. When an entire real estate facility is disposed of, the operating results of these disposed facilities, including the gain on sale are classified in discontinued operations on our consolidated statements of income for all periods presented. During the six months ended June 30, 2008, we received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $493,000 and recorded a loss of $92,000 as a result of these transactions. During the six months ended June 30, 2007, we received proceeds for partial condemnations and other disposals to certain of our self-storage facilities for an aggregate of $2,242,000 and recorded a gain of $1,044,000 as a result of these transactions. In connection with the sale of limited liability partner interests in Shurgard Europe (Note 9), we also recorded a gain of $1,194,000 for the three and six months ended June 30, 2007, representing the excess of the sales proceeds less the book value of the interests sold. The gain is reflected in gain on disposition of real estate investments on our accompanying condensed consolidated statements of income.

              We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and six months ended June 30, 2008 was $434,000 and $1,182,000, respectively, as compared to $973,000 and $1,714,000 for the same periods in 2007.

5.   Investment in Real Estate Entities
     ----------------------------------

              For the three and six months ended June 30, 2008, we recognized earnings from our investments in real estate entities of $4,632,000 and $7,361,000, respectively, as compared to $2,782,000 and $6,759,000 for the same periods in 2007. For the six months ended June 30, 2008 and 2007, we received cash distributions totaling $19,149,000 and $10,535,000, respectively.

              Our investments in real estate entities increased by $309,514,000 due to (i) the deconsolidation of Shurgard Europe which increased our investment by $289,282,000, representing our remaining 49% interest, and
     (ii) additional investments totaling $32,911,000, offset by (iii) foreign currency translation adjustments totaling $891,000 and distributions in excess of equity in earnings totaling $11,788,000.

              The following table sets forth our investments in the real estate entities at June 30, 2008 and December 31, 2007, and our equity in earnings of real estate entities for the three and six months ended June 30, 2008 and 2007 (amounts in thousands):

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)


                                                                    Equity in Earnings of Real    Equity in Earnings of Real
                                   Investments in Real Estate        Estate Entities for the      Estate Entities for the Six
                                          Entities at              Three Months Ended June 30,       Months Ended June 30,
                                -------------------------------    ----------------------------   ----------------------------
                                   June 30,        December 31,
                                     2008              2007            2008           2007            2008           2007
                                -------------      -------------   -------------   ------------   ------------    ------------
PSB..........................   $   267,713        $     273,717    $     2,847    $     2,224    $     5,192     $     5,714
Shurgard Europe..............       316,483                    -          1,457              -          1,457               -
Other Investments............        32,061               33,026            328            558            712           1,045
                                -------------      -------------   -------------   ------------   ------------    ------------
  Total......................   $   616,257        $     306,743    $     4,632    $     2,782    $     7,361     $     6,759
                                =============      =============   =============   ============   ============    ============

     Investment in PSB
     -----------------

              PS Business Parks, Inc. is a REIT traded on the American Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 46% common equity interest in PSB as of June 30, 2008. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both June 30, 2008 and December 31, 2007. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2008 ($51.60 per share of PSB common stock), the shares and units had a market value of approximately $656.5 million as compared to a book value of $267.7 million.

              At June 30, 2008, PSB owned approximately 19.6 million rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro rata share.

                                                              2008              2007
                                                         ---------------   ----------------
                                                            (Amounts in thousands)
 For the six months ended June 30,
 --------------------------------
   Total operating revenue.............................. $      140,929     $      132,764
   Costs of operations and other operating expenses.....        (48,560)           (45,275)
   Other income and expense, net........................         (1,373)               871
   Depreciation and amortization........................        (50,567)           (46,556)
   Minority interest....................................         (6,491)            (6,675)
                                                         ---------------   ----------------
     Net income......................................... $       33,938     $       35,129
                                                         ===============   ================


                                                           At June 30,      At December 31,
                                                              2008               2007
                                                         ---------------   ----------------
                                                              (Amounts in thousands)

   Total assets (primarily real estate)................. $    1,485,301     $    1,516,583
   Total debt...........................................         60,037             60,725
   Other liabilities....................................         49,829             51,058
   Preferred equity and preferred minority interests....        811,000            811,000
   Common equity and common minority interests..........        564,435            593,800

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Investment in Shurgard Europe
     -----------------------------

              As described more fully in Note 3, at June 30, 2008 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008.

              For the quarter ended June 30, 2008 following the deconsolidation of Shurgard Europe, we reflected an aggregate of $1,457,000 in equity in earnings of real estate entities. In addition, included in interest and other income is an aggregate of $6,532,000 related to the notes payable by Shurgard Europe and trademark license fees payable to Public Storage. While interest and trademark license fees were charged prior to April 1, 2008 to Shurgard Europe, these amounts were eliminated in consolidation. During the three months ended June 30, 2008, our investment in Shurgard Europe was decreased by approximately $891,000 due to the impact of changes in foreign currency exchange rates primarily between the Euro and the U.S. Dollar.

              The $6,532,000 in interest and other income reflected on our statement of operations reflects the gross amount charged to Shurgard Europe for interest and license fees totaling $12,390,000 and $418,000, respectively, less our pro-rata portion of these amounts totaling $6,071,000 and $205,000, respectively, which are reflected as equity in earnings of real estate entities rather than interest and other income.

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

              Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008. Accordingly, except for the three months ended June 30, 2008, all amounts (net of intercompany eliminations) are included in our condensed consolidated financial statements and are not reflected as a component of equity in earnings, in the case of our condensed consolidated income statement, or investment in real estate entities, in the case of our condensed consolidated balance sheet.

                                                        For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                        -----------------------------------  ---------------------------------
                                                              2008              2007             2008             2007
                                                        ----------------   ----------------  -------------   -----------------
                                                                               (Amounts in thousands)

   Self-storage revenues (a)............................   $    57,758     $   45,840        $   112,480     $    88,886
   Ancillary revenues...................................         5,628          4,304             10,541           8,064
   Interest and other income............................           379            230                437             238
   Self-storage cost of operations (b)..................       (25,895)       (22,915)           (50,549)        (45,300)
   Ancillary cost of operations.........................        (1,604)        (1,353)            (3,013)         (2,690)
   Trademark license fee payable to Public Storage......          (418)             -             (1,060)              -
   Depreciation and amortization........................       (25,604)       (38,564)           (47,475)        (76,836)
   General and administrative (c).......................        (2,390)       (12,455)            (7,034)        (14,719)
   Interest expense on third party debt (d).............        (6,977)        (5,232)           (13,574)        (10,330)
   Interest expense on debt to Public Storage...........       (12,390)        (9,367)           (22,798)        (19,016)
   Income from foreign exchange and derivatives, net ...            43          1,900                  -             636
   Discontinued operations..............................             -           (130)                 -            (334)
   Minority interest (e)................................         1,636          1,973              3,778           5,785
                                                        ----------------   ----------------  -------------   -----------------
     Net loss...........................................   $    (9,834)    $  (35,826)       $   (18,267)    $   (65,722)
                                                        ================   ================  =============   =================

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

                                                    At June 30,  At December 31,
                                                       2008            2007
                                                   ------------- ---------------
                                                     (Amounts in thousands)

   Total assets (primarily storage facilities)..... $ 1,803,514   $1,774,037
   Total debt to third parties.....................     415,844      384,045
   Total debt to Public Storage....................     618,724      561,182
   Other liabilities...............................      88,369       95,444
   Equity..........................................     680,577      733,366

     (a) Revenues for the three and six months ended June 30, 2008, respectively, include $19,349,000 and $37,136,000 with respect to facilities owned by the Existing European Joint Ventures, and $12,942,000 and $24,803,000 for the same periods in 2007.

     (b) Cost of operations for the three and six months ended June 30, 2008, respectively, include $10,835,000 and $21,156,000 with respect to facilities owned by the Existing European Joint Ventures, and $9,041,000 and $18,347,000 for the same periods in 2007.

     (c) General and administrative expense for the six months ended June 30, 2008 includes approximately $2.5 million in incentive compensation, while general and administrative expense for the same period in 2007 includes $9.6 million in expenses associated with an offering of shares in Shurgard Europe.

     (d) Represents interest expense on third-party debt as well as capital leases. At June 30, 2008, $408,036,000 of such debt is held by the Existing European Joint Ventures.

     (e) Minority interest in income includes $3,448,000 and $6,632,000, respectively, in depreciation and amortization expense for the three and six months ended June 30, 2008, and $2,774,000 and $5,607,000, respectively, for the same periods in 2007.

              Our equity in earnings of Shurgard Europe for the three months ended June 30, 2008, totaling $1,457,000 is comprised of (i) a loss of $4,819,000, representing our 49% equity share of Shurgard Europe's $9,834,000 net loss for the three months ended June 30, 2008 and (ii) income of $6,071,000 and $205,000, respectively, representing our pro rata share of the interest income and trademark license fees received from Shurgard during the three months ended June 30, 2008 (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

     Other Investments
     -----------------

              At June 30, 2008, other investments include an aggregate common equity ownership of approximately 28% in six entities that own an aggregate of 28 self-storage facilities. As described more fully in Note 16, on July 21, 2008 we acquired the remaining interests that we did not own in two of these facilities. These two facilities had aggregate revenues of $735,000 and $718,000 for the six months ended June 30, 2008 and 2007, respectively; cost of operations of $268,000 and $250,000 for the six months ended June 30, 2008 and 2007, respectively, and depreciation and amortization of $144,000 and $138,000 for the six months ended June 30, 2008 and 2007, respectively.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro rata share) with respect to these other investments that we held at June 30, 2008:

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

                                               2008             2007
                                          --------------  ----------------
                                              (Amounts in thousands)
 For the six months ended June 30,
 --------------------------------
 Total revenue........................     $   10,903      $   10,517
 Cost of operations and other expenses         (4,966)         (4,571)
 Depreciation and amortization........         (2,234)         (1,784)
                                          --------------  ----------------
     Net income.......................     $    3,703      $    4,162
                                          ==============  ================

                                            At June 30,   At December 31,
                                               2008            2007
                                          --------------  ----------------
                                                 (Amounts in thousands)

 Total assets (primarily storage
     facilities)......................     $   76,294    $   75,903
 Total debt...........................         12,326        12,409
 Total accrued and other liabilities..          1,452           774
 Total Partners' equity...............         62,516        62,720

6.   Revolving Line of Credit
     ------------------------

              On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2008). We had no outstanding borrowings on our Credit Agreement at June 30, 2008 or at August 8, 2008.

              The  Credit  Agreement  includes  various   covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at June 30, 2008.

              At June 30, 2008, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $17,736,000 ($20,408,000 at December 31, 2007). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

7.   Notes Payable
     -------------

              The carrying amounts of our notes payable at June 30, 2008 and December 31, 2007 consist of the following (dollar amounts in thousands):


                                                                                  June 30,       December 31,
                                                                                    2008             2007
                                                                               --------------    --------------
  DOMESTIC UNSECURED NOTES PAYABLE:

  5.875%   effective  and  stated  note  rate,   interest  only  and  payable
     semi-annually, matures in March 2013................................      $     200,000      $   200,000
  5.73%  effective rate,  7.75% stated note rate,  interest only and payable semi-annually,  matures in  February  2011  (carrying  amount  includes
     $9,246 of unamortized premium at June 30, 2008) ....................            209,246          210,905

  SECURED DEBT:

  5.47% average effective rate fixed rate mortgage notes payable, secured by 89 real estate facilities with a net book value of $604,560 at June 30, 2008 and stated note rates between 4.95% and 8.75%, maturing at varying dates between July 2008 and August 2015 (carrying amount includes $6,434 of
    unamortized premium at June 30, 2008) ...............................            242,695          236,897
  First  Shurgard  credit  agreement,  due originally in 2008 but extended to
     May 2009............................................................                  -          189,064
  Second Shurgard credit agreement, due in July 2009.....................                  -          187,665
  Shurgard Europe's liability under Capital Leases.......................                  -            7,316
                                                                               --------------    --------------
         Total notes payable.............................................      $     651,941      $ 1,031,847
                                                                               ==============    ==============

              All of our notes payable represent preexisting debt that we assumed in connection with the acquisition of real estate facilities or business combinations. The Domestic Unsecured Notes Payable and the Secured Debt were recorded at their estimated fair values upon acquisition based upon estimated market rates for debt instruments with similar terms and ratings. Any initial premium or discount, representing the difference between the stated note rate and estimated fair value on the respective date of assumption, is being amortized over the remaining term of the notes using the effective interest method. During the six months ended June 30, 2008, we assumed mortgage debt totaling $10,250,000 in connection with the acquisition of a real estate facility (Note 4). This mortgage debt had a stated note balance of $9,776,000, and we recorded a premium, representing the differential between the fair value of the mortgage note and the stated note balance of $474,000.

              The Domestic Unsecured Notes Payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at June 30, 2008.

              The Secured Debt outstanding at June 30, 2008 require interest and principal payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at June 30, 2008.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              First Shurgard and Second Shurgard, in each of which Shurgard Europe has a 20% interest, have senior credit agreements that were put into place, prior to our acquisition of an interest in Shurgard Europe through a business combination in August 2006, to fund development costs of various self-storage projects. On March 31, 2008, we deconsolidated Shurgard Europe and, as a result, the related notes payable owed by the Existing European Joint Ventures are no longer included in our consolidated balance sheet.

              At June 30, 2008, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                       Domestic       Domestic
                                      Unsecured    Mortgage Notes
                                    Notes Payable      Payable        Total
                                  --------------- ---------------- ------------
2008 (remainder of)..........     $      1,831    $     19,094     $    20,925
2009.........................            3,821           8,909          12,730
2010.........................            4,046          10,797          14,843
2011.........................          199,548          27,581         227,129
2012.........................                -          55,336          55,336
Thereafter...................          200,000         120,978         320,978
                                  --------------- ---------------- -----------
                                  $    409,246    $    242,695     $   651,941
                                  =============== ================ ============
Weighted average effective rate          5.8%            5.5%            5.7%
                                  =============== ================ ============

              We incurred  interest  expense with respect to our notes  payable, capital leases, debt to joint venture partner and line of credit aggregating $27,270,000 and $35,229,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts were comprised of $29,704,000 and $37,558,000 in cash for the six months ended June 30, 2008 and 2007, respectively, less $2,434,000 and $2,329,000 in amortization of premium net of increase in Debt to Joint Venture Partner described in Note 8, respectively.

8.   Acquisition Joint Venture
     -------------------------

              In January 2004, we entered into a joint venture partnership (the "Acquisition Joint Venture") with an institutional investor for the purpose of acquiring existing self-storage properties. The Acquisition Joint Venture is funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. Under the partnership agreements, we had an option to acquire the institutional investor's interest for a six month period beginning July 1, 2008.

              We determined that the Acquisition Joint Venture is not a variable interest entity, and we do not control this entity. Therefore, we do not consolidate the accounts of the Acquisition Joint Venture on our consolidated financial statements. The Acquisition Joint Venture owns 12 facilities at June 30, 2008.

              The Acquisition Joint Venture had acquired two of these facilities directly from third parties in 2004. We account for our investment with respect to these two facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our consolidated statements of income, and these facilities are included in the Other Investments in Note 5.

              The Acquisition Joint Venture had purchased the other ten facilities it owns directly from us in 2004. The purchase of these ten facilities did not qualify under FAS 66 as a completed sale due to our continued involvement and, due to the likelihood that we would exercise our

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     option to acquire our partner's interest, we account for our partner's investment in these ten facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these facilities is accounted for as Debt to Joint Venture Partner on our accompanying condensed consolidated balance sheets. Our partner's share of operations with respect to these facilities has been accounted for as interest expense on our accompanying condensed consolidated statements of income.

              The outstanding balances of Debt to Joint Venture Partner totaling $38,398,000 and $38,081,000 as of June 30, 2008 and December 31, 2007,
     respectively, are estimated at fair value. On a quarterly basis, we review the fair value of this liability, and to the extent fair value exceeds the carrying value of the liability we record adjustments to increase the liability to fair value, and to increase other assets, with the other assets amortized over the remaining period term of the joint venture. We determine the fair value of this liability based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the partnership agreement. We determine the fair value of the underlying real estate by reference to the historical operating results, and apply an estimate of the effective earnings multiple based upon our review of market transactions and other market data. We increased the note balance by $224,000 during the six months ended June 30, 2008 as a result of our periodic review of fair value. The remainder of the increase in fair value from $38,081,000 at December 31, 2007 to $38,398,000 at June 30, 2008 is due principally to the excess of interest expense (as described below) over interest paid.

              A total of  $1,618,000  and  $1,583,000  was  recorded as interest expense on our condensed consolidated statements of income with respect to our Debt to Joint Venture Partner during the six months ended June 30, 2008 and 2007, respectively, representing our partner's pro rata share of net earnings with respect to the properties we sold to the Acquisition Joint Venture (an 8.5% return on their investment). This interest expense was comprised of a total of $1,525,000 and $1,492,000 paid to our joint venture partner (an 8.0% return payable currently in accordance with the partnership agreement) during the six months ended June 30, 2008 and 2007, respectively, and increases in the Debt to Joint Venture Partner of $93,000 and $91,000 for the six months ended June 30, 2008 and 2007, respectively.

              As described more fully in Note 16, on July 21, 2008 we acquired the institutional investor's interest in the Acquisition Joint Venture.

9.   Minority Interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the applicable entity.

     Preferred Partnership Interests
     -------------------------------

              The following table summarizes the preferred partnership units outstanding at June 30, 2008 and December 31, 2007:

                                                             June 30, 2008             December 31, 2007
                                                        -------------------------  --------------------------
                    Earliest Redemption   Distribution     Units       Carrying       Units        Carrying
      Series                Date              Rate      Outstanding     Amount     Outstanding      Amount
------------------  --------------------  ------------  -----------   -----------  -----------    -----------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        -----------   -----------  -----------    -----------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ===========   ===========  ===========    ===========

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              Income allocated to the preferred minority interests totaled $5,403,000 and $10,806,000 for each of the three and six months ended June 30, 2008 and 2007, respectively, comprised of distributions paid.

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

              Other Partnership Interests
              ---------------------------

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The following tables set forth the minority interests at June 30, 2008 and December 31, 2007 as well as the income allocated to minority interests for the three and six months ended June 30, 2008 and 2007 with respect to the other partnership interests:

                                              Minority Interest at
                                          ------------------------------
                                            June 30,        December 31,
     Description of Minority Interest         2008               2007
     ----------------------------------   -------------    -------------
                                             (Amounts in thousands)
     Existing European Joint Ventures..    $       -        $    140,385
     PS Officers' Europe Investment....            -               3,520
     Convertible Partnership Units.....        5,967               5,516
     Other consolidated partnerships...       32,409              32,267
                                          -------------    -------------
     Total other partnership interests.    $  38,376        $    181,688
                                          =============    =============

                                         Minority Interests in Income    Minority Interests in Income
                                                    (Loss)                          (Loss)
                                         for the Three Months Ended      for the Six Months Ended
                                         ----------------------------  -------------------------------
                                          June 30,       June 30,        June 30,      June 30,
                Description                 2008           2007            2008          2007
     ---------------------------------   -----------   --------------  ------------  -----------------
                                                               (Amounts in thousands)
     Existing European Joint Ventures.    $       -     $  (2,065)      $  (2,142)    $  (5,819)
     PS Officers' Europe Investment...            -             -            (111)            -
     Convertible Partnership Units....           94            19             706            11
     Other consolidated partnerships..        4,645         4,167           8,482         8,309
                                         -----------   --------------  ------------  -----------------
     Total other partnership interests    $   4,739     $   2,121       $   6,935     $   2,501
                                         ===========   ==============  ============  =================

              Distributions paid to minority interests for the three months ended June 30, 2008 and 2007 were $4,074,000 and $4,856,000, respectively, and for the six months ended June 30, 2008 and 2007 were $8,595,000 and $10,357,000, respectively. Minority interests increased $7,249,000 and $1,917,000 as a result of the impact of foreign currency translation in the six months ended June 30, 2008 and 2007, respectively.

              The Existing European Joint Ventures
              ------------------------------------

              Through the Shurgard Merger, we acquired an interest in two joint venture entities: First Shurgard SPRL ("First Shurgard") formed in January

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     2003 and Second Shurgard SPRL ("Second Shurgard") formed in May 2004. Those joint ventures (referred to collectively hereinafter as the "Existing
     European Joint Ventures") were expected to develop or acquire up to approximately 75 storage facilities in Europe. Shurgard Europe has a 20% interest in each of these ventures. We have determined that the Existing European Joint Ventures are each VIEs, and that Shurgard Europe is the primary beneficiary. Accordingly, the accounts of the Existing European Joint Ventures have been included in our consolidated financial statements until March 31, 2008, when Shurgard Europe was deconsolidated (see also
     Note 3), reducing minority interests by $145,492,000 at March 31, 2008. See
     Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including historical income allocated to the minority interests in the Existing European Joint Ventures.

              PS Officers' Europe Investment
              ------------------------------

              In the second quarter of 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the interests was based upon the pro rata net asset value computed using, among other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the sale of these LLP Interests, we recorded a gain of $1,194,000 during the second quarter of 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. For periods commencing from the sale of the interest through March 31, 2008, the PS Officers' pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income - other partnership interests on our accompanying condensed consolidated statement of income.

              The investment of the PS Officers is included in minority interest
     - other partnership interests on our accompanying condensed consolidated balance sheet at December 31, 2007. As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, minority interest was reduced $3,409,000. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including historical income allocated to the PS Officers' Europe Investment.

              Convertible Partnership Units
              -----------------------------

              At June 30, 2008 and December 31, 2007, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the entity. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

              Other Consolidated Partnerships
              -------------------------------

              At June 30, 2008 and December 31, 2007, the other consolidated partnerships reflect common equity interests that we do not own in 33 entities (generally partnerships) that own in aggregate 177 self-storage facilities. The related partnership agreements have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their relative ownership interests.

              Impact of SFAS No. 150
              ----------------------

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair values of the Other Partnership Interests are approximately $311 million and $532 million at June 30, 2008 and December 31, 2007, respectively. The decrease between December 31, 2007 and June 30, 2008 is due to the deconsolidation of Shurgard Europe, accordingly, the fair value of the Existing European Joint Ventures and the PS Officers' Europe Investment is not included in the June 30, 2008 estimated fair value. We determine the fair value of the Other Partnership Interests based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the related partnership agreement. We determine the fair value of the underlying real estate by reference to the historical operating results, and apply an estimate of the effective earnings multiple based upon our review of market transactions and other market data.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

10.  Shareholders' Equity
     --------------------

              Cumulative Preferred Shares
              ---------------------------

              At June 30, 2008 and December 31, 2007, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                At June 30, 2008             At December 31, 2007
                    Earliest               --------------------------     --------------------------
                   Redemption   Dividend      Shares        Carrying         Shares         Carrying
       Series         Date        Rate      Outstanding      Amount        Outstanding       Amount
----------------  ------------  ---------- ------------  ------------     ------------  ------------
                                                     (Dollar amounts in thousands)
Series V            9/30/07      7.500%         6,900    $   172,500           6,900    $   172,500
Series W            10/6/08      6.500%         5,300        132,500           5,300        132,500
Series X           11/13/08      6.450%         4,800        120,000           4,800        120,000
Series Y             1/2/09      6.850%     1,600,000         40,000       1,600,000         40,000
Series Z             3/5/09      6.250%         4,500        112,500           4,500        112,500
Series A            3/31/09      6.125%         4,600        115,000           4,600        115,000
Series B            6/30/09      7.125%         4,350        108,750           4,350        108,750
Series C            9/13/09      6.600%         4,600        115,000           4,600        115,000
Series D            2/28/10      6.180%         5,400        135,000           5,400        135,000
Series E            4/27/10      6.750%         5,650        141,250           5,650        141,250
Series F            8/23/10      6.450%        10,000        250,000          10,000        250,000
Series G           12/12/10      7.000%         4,000        100,000           4,000        100,000
Series H            1/19/11      6.950%         4,200        105,000           4,200        105,000
Series I             5/3/11      7.250%        20,700        517,500          20,700        517,500
Series K             8/8/11      7.250%        18,400        460,000          18,400        460,000
Series L           10/20/11      6.750%         9,200        230,000           9,200        230,000
Series M             1/9/12      6.625%        20,000        500,000          20,000        500,000
Series N             7/2/12      7.000%         6,900        172,500           6,900        172,500
                                           ------------  ------------     ------------  ------------
     Total Cumulative Preferred Shares      1,739,500    $ 3,527,500       1,739,500    $ 3,527,500
                                           ============  ============     ============  ============


              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At June 30, 2008, there were no dividends in arrears.

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

              Equity Shares
              -------------

              The Company is  authorized to issue  100,000,000  Equity Shares of
     beneficial   interest.   The  Articles  of  Amendment  and  Restatement  of

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     Declaration of Trust provide that the Equity Shares may be issued from time to time in one or more series and give our Board broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

              Equity Shares, Series A
              -----------------------

              At  June  30,  2008  and  December  31,  2007,  we  had  8,744,193
     depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

              Common Shares
              -------------

              During the six months ended June 30, 2008, we issued 172,190 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the six months ended June 30, 2008, we repurchased a total of 1,520,196 of our common shares for an aggregate of approximately $111.9 million. Through June 30, 2008, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

              At June 30, 2008 and December 31, 2007, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              Dividends
              ---------

              The following table summarizes dividends declared and paid during the six months ended June 30, 2008:

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

                                           Distributions
                                           Per Share or         Total
                                         Depositary Share   Distributions
                                         ----------------  --------------
Preferred Shares:
Series V..............................        $0.937       $   6,468,000
Series W..............................        $0.812           4,306,000
Series X..............................        $0.806           3,870,000
Series Y..............................        $0.856           1,370,000
Series Z..............................        $0.781           3,516,000
Series A..............................        $0.766           3,522,000
Series B..............................        $0.891           3,874,000
Series C..............................        $0.825           3,796,000
Series D..............................        $0.773           4,172,000
Series E..............................        $0.844           4,768,000
Series F..............................        $0.806           8,062,000
Series G..............................        $0.875           3,500,000
Series H..............................        $0.869           3,649,000
Series I..............................        $0.906          18,760,000
Series K..............................        $0.906          16,674,000
Series L..............................        $0.844           7,762,000
Series M..............................        $0.828          16,561,000
Series N..............................        $0.875           6,036,000
                                                           --------------
                                                             120,666,000
Common Shares:
Equity Shares, Series A...............        $1.225          10,712,000
Common ...............................        $1.100         185,602,000
                                                           --------------
   Total dividends....................                     $ 316,980,000
                                                           ==============

              The dividend rate on our common shares was $0.55 per common share and $1.10 per common share for the three and six months ended June 30, 2008, respectively. The dividend rate on the Equity Share A was $0.6125 per depositary share and $1.225 per depositary share for the three and six months ended June 30, 2008, respectively.

11.  Segment Information
     -------------------

              Description of Each Reportable Segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

              Our self-storage segment comprises the direct ownership, development, and operation of traditional storage facilities in the U.S., and the ownership of equity interests in entities that own storage properties in the U.S., and our interest in the operations of a facility in London, England. Our Shurgard Europe segment comprises our interest in the self-storage and associated activities owned by Shurgard Europe. See also
     Note 3 for a discussion of the disposition of an interest in, and deconsolidation of, Shurgard Europe effective March 31, 2008.

              Our ancillary segment represents all of our other segments, which are reported as a group, including (i) containerized storage, (ii) commercial property operations, which reflects our interest in the ownership, operation, and management of commercial properties both directly

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     and through our interest in PSB (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and domestic facilities owned by the Unconsolidated Entities.

              Measurement   of  Segment  Income  (Loss)  and  Segment  Assets  -
              ------------------------------------------------------------------
     Self-Storage and Ancillary
     --------------------------

              The self-storage and ancillary segments are evaluated by management based upon the net segment income of each segment. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, and corporate general and administrative expense. Interest and other income, interest expense, corporate general and administrative expense, minority interest in income and gains and losses on sales of real estate assets are not allocated to these segments because management does not utilize them to evaluate the results of operations of each segment. In addition, there is no presentation of segment assets for these other segments because total assets are not considered in the evaluation of these segments.

              Measurement of Segment Income (Loss) and Segment Assets - Shurgard
              ------------------------------------------------------------------
     Europe
     ------

              Shurgard Europe's operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The Shurgard Europe segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, the presentation below includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At December 31, 2007, assets of Shurgard Europe include real estate with a book value of approximately $1.6 billion, intangible assets with a book value of approximately $87 million, and other assets with a book value of approximately $57 million. At December 31, 2007, liabilities of Shurgard Europe include intercompany payables of $561 million, third party debt of $384 million, and accrued and other liabilities of $95 million. At June 30, 2008, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $316.5 million and a note receivable totaling (euro)391.9 million ($618.7 million).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our condensed consolidated net income (amounts in thousands):

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

For the three months ended June 30, 2008

                                                                                                     OTHER ITEMS
                                                                       SHURGARD                     NOT ALLOCATED        TOTAL
                                                     SELF STORAGE       EUROPE        ANCILLARY      TO SEGMENTS     CONSOLIDATED
                                                     -------------    -----------    ------------  ---------------  -------------
                                                                                  (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $   381,345     $        -      $        -      $        -     $   381,345
   Ancillary operating revenue...................               -              -          31,779               -          31,779
   Interest and other income.....................               -          6,532               -           4,482          11,014
                                                     -------------    -----------    ------------  ---------------  -------------
                                                          381,345          6,532          31,779           4,482         424,138
                                                     -------------    -----------    ------------  ---------------  -------------
EXPENSES:
  Cost of operations (excluding depreciation and
    amortization below):
      Self-storage facilities....................         128,354              -               -               -         128,354
      Ancillary operations.......................               -              -          18,109               -          18,109
  Depreciation and amortization..................          94,487              -             896               -          95,383
  General and administrative.....................               -         25,400               -           7,773          33,173
  Interest expense...............................               -              -               -           9,601           9,601
                                                     -------------    -----------    ------------  ---------------  -------------
                                                          222,841         25,400          19,005          17,374         284,620
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   loss on disposition of other real estate
   investments, foreign currency exchange loss
   and minority interest in (income) loss........         158,504        (18,868)         12,774         (12,892)        139,518

Equity in earnings of real estate entities.......             328          1,457           2,847               -           4,632
Loss on disposition of other real estate
   investments...................................               -              -               -             (92)            (92)
Foreign currency exchange loss...................               -              -               -              (2)             (2)
Minority interest in (income) loss...............          (4,739)             -               -          (5,403)        (10,142)
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations.........         154,093        (17,411)         15,621         (18,389)        133,914
Discontinued operations..........................               -              -               -            (101)           (101)
                                                     -------------    -----------    ------------  ---------------  -------------
Net income (loss)................................     $   154,093     $  (17,411)     $   15,621      $  (18,490)    $   133,813
                                                     =============    ===========    ============  ===============  =============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

For the three months ended June 30, 2007

                                                                                                     OTHER ITEMS
                                                                       SHURGARD                     NOT ALLOCATED        TOTAL
                                                     SELF STORAGE       EUROPE        ANCILLARY      TO SEGMENTS     CONSOLIDATED
                                                     -------------    -----------    ------------  ---------------  -------------
                                                                                  (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $  365,132      $  45,840      $       -      $       -       $  410,972
   Ancillary operating revenue...................              -          4,304         31,958              -           36,262
   Interest and other income.....................              -            230              -            725              955
                                                     -------------    -----------    ------------  ---------------  -------------
                                                         365,132         50,374         31,958            725          448,189
                                                     -------------    -----------    ------------  ---------------  -------------
EXPENSES:
  Cost of operations (excluding depreciation and
    amortization below):
      Self-storage facilities....................        126,222         22,915              -              -          149,137
      Ancillary operations.......................              -          1,353         18,999              -           20,352
  Depreciation and amortization..................        128,097         38,564            849              -          167,510
  General and administrative.....................              -         12,455              -          9,010           21,465
  Interest expense...............................              -          5,381              -         11,326           16,707
                                                     -------------    -----------    ------------  ---------------  -------------
                                                         254,319         80,668         19,848         20,336          375,171
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of other real estate
   investments, foreign currency exchange gain,
   income from derivatives and minority interest
   in (income) loss..............................        110,813        (30,294)        12,110        (19,611)          73,018

Equity in earnings of real estate entities.......            558              -              -          2,224            2,782
Gain on disposition of other real estate
   investments...................................              -              -              -          2,238            2,238
Foreign currency exchange gain...................              -          5,553              -              -            5,553
Income from derivatives, net.....................              -          1,771              -              -            1,771
Minority interest in (income) loss...............         (4,186)         2,065              -         (5,403)          (7,524)
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations.........        107,185        (20,905)        12,110        (20,552)          77,838
Discontinued operations..........................              -           (130)             -           (604)            (734)
                                                     -------------    -----------    ------------  ---------------  -------------
Net income (loss)................................     $  107,185      $ (21,035)     $  12,110      $ (21,156)      $   77,104
                                                     =============    ===========    ============  ===============  =============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

For the six months ended June 30, 2008

                                                                                                     OTHER ITEMS
                                                                       SHURGARD                     NOT ALLOCATED        TOTAL
                                                     SELF STORAGE       EUROPE        ANCILLARY      TO SEGMENTS     CONSOLIDATED
                                                     -------------    -----------    ------------  ---------------  -------------
                                                                                  (Amounts in thousands)
REVENUES:
   Self-storage rental income....................     $    751,443     $  54,722     $       -      $        -      $    806,165
   Ancillary operating revenue...................                -         4,913        61,966               -            66,879
   Interest and other income.....................                -         6,590             -           7,268            13,858
                                                     -------------    -----------    ------------  ---------------  -------------
                                                           751,443        66,225        61,966           7,268           886,902
                                                     -------------    -----------    ------------  ---------------  -------------
EXPENSES:
  Cost of operations (excluding depreciation and
    amortization below):
      Self-storage facilities....................          260,615        24,654             -               -           285,269
      Ancillary operations.......................                -         1,409        34,168               -            35,577
  Depreciation and amortization..................          194,217        21,871         1,781               -           217,869
  General and administrative.....................                -        30,044             -          18,045            48,089
  Interest expense...............................                -         6,597             -          19,491            26,088
                                                     -------------    -----------    ------------  ---------------  -------------
                                                           454,832        84,575        35,949          37,536           612,892
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of an interest in Shurgard Europe,
   loss on disposition of other real estate investments,
   foreign currency exchange gain, expense from
   derivatives and minority interest in
   (income) loss.................................          296,611       (18,350)       26,017         (30,268)          274,010

Equity in earnings of real estate entities.......              712         1,457         5,192               -             7,361
Gain on disposition of an interest in Shurgard
   Europe........................................                -       341,865             -               -           341,865
Loss on disposition of other real estate
   investments...................................                -             -             -             (92)              (92)
Foreign currency exchange gain...................                -        41,012             -               -            41,012
Expense from derivatives, net....................                -           (43)            -               -               (43)
Minority interest in (income) loss...............           (9,077)        2,142             -         (10,806)          (17,741)
                                                     -------------    -----------    ------------  ---------------  -------------
Income from continuing operations................          288,246       368,083        31,209         (41,166)          646,372
Discontinued operations..........................                -             -             -            (217)             (217)
                                                     -------------    -----------    ------------  ---------------  -------------
Net income (loss)................................     $    288,246     $ 368,083     $  31,209      $  (41,383)     $    646,155
                                                     =============    ===========    ============  ===============  =============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

For the six months ended June 30, 2007


                                                                                                     OTHER ITEMS
                                                                       SHURGARD                     NOT ALLOCATED        TOTAL
                                                     SELF STORAGE       EUROPE        ANCILLARY      TO SEGMENTS     CONSOLIDATED
                                                     -------------    -----------    ------------  ---------------  -------------
                                                                                  (Amounts in thousands)

REVENUES:
   Self-storage rental income....................     $  720,694      $  88,886      $        -      $        -      $   809,580
   Ancillary operating revenue...................              -          8,064          61,023               -           69,087
   Interest and other income.....................              -            238               -           2,842            3,080
                                                     -------------    -----------    ------------  ---------------  -------------
                                                         720,694         97,188          61,023           2,842          881,747
                                                     -------------    -----------    ------------  ---------------  -------------
EXPENSES:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................        252,529         45,300               -               -          297,829
      Ancillary operations.......................              -          2,690          36,971               -           39,661
  Depreciation and amortization..................        265,342         76,836           1,698               -          343,876
  General and administrative.....................              -         14,719               -          23,262           37,981
  Interest expense...............................              -         10,470               -          23,045           33,515
                                                     -------------    -----------    ------------  ---------------  -------------
                                                         517,871        150,015          38,669          46,307          752,862
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   casualty gain, gain on disposition of other real
   estate investments, foreign currency exchange gain,
   income from derivatives and minority interest
   in income.....................................        202,823        (52,827)         22,354         (43,465)         128,885

Equity in earnings of real estate entities.......          1,045              -               -           5,714            6,759
Casualty gain....................................          2,665              -               -               -            2,665
Gain on disposition of other real estate
   investments...................................              -              -               -           2,238            2,238
Foreign currency exchange gain...................              -         10,593               -               -           10,593
Income from derivatives, net.....................              -          1,009               -               -            1,009
Minority interest in (income) loss...............         (8,320)         5,819               -         (10,806)         (13,307)
                                                     -------------    -----------    ------------  ---------------  -------------
Income (loss) from continuing operations.........        198,213        (35,406)         22,354         (46,319)         138,842
Discontinued operations..........................              -           (334)              -          (1,626)          (1,960)
                                                     -------------    -----------    ------------  ---------------  -------------
Net income (loss)................................     $  198,213      $ (35,740)     $   22,354      $  (47,945)     $   136,882
                                                     =============    ===========    ============  ===============  =============


                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), net of estimates for future forfeitures.

              For the three and six months ended June 30, 2008, we recorded $951,000 and $1,367,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $303,000 and $606,000, for the same periods in 2007.

              A total of 935,000 stock options were granted during the six months ended June 30, 2008, 123,241 shares were exercised, and 4,000 shares were forfeited. A total of 2,497,233 stock options were outstanding at June 30, 2008 (1,689,474 at December 31, 2007).

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              During the six months ended June 30, 2008, 218,475 restricted share units were granted with an aggregate fair value on the date of each respective grant of approximately $17,610,000, 46,894 restricted share units were forfeited (aggregate grant-date fair value of $3,800,000), and 75,626 restricted share units vested (aggregate grant-date fair value of $5,532,000) with an aggregate fair value on the date of each respective vesting of $6,107,000. This vesting resulted in the issuance of 48,949 common shares. In addition, cash compensation was paid to employees in lieu of 26,677 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At June 30, 2008, approximately 704,723 restricted share units were outstanding (608,768 at December 31, 2007) with an aggregate fair value at June 30, 2008, based upon the closing price of our common shares, of approximately $56,935,000. A total of $2,533,000 and $4,891,000 in restricted share expense was recorded for the three and six months ended June 30, 2008, respectively, as compared to $2,057,000 and $4,262,000 for the same periods in 2007. Restricted share expense includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

13.  Related Party Transactions
     --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a trademark license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 25.5% of our common shares outstanding at June 30, 2008. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the six months ended June 30, 2008 and 2007, respectively, we received $441,000 and $418,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

              Other Related Party Transactions
              --------------------------------

              Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to this facility amounting to $19,000 and $38,000 for the three and six months ended June 30, 2008, respectively, as compared to $19,000 and $37,000 for the same periods in 2007.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $177,000 and $372,000 for the three and six months ended June 30, 2008, respectively, as compared to $182,000 and $365,000 for the three and six months ended June 30, 2007, respectively, in management fees with respect to PSB's property management services. At June 30, 2008, included in other liabilities are normal recurring amounts owed to PSB of $195,000 ($717,000 at December 31, 2007), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

              During 2007, PSB acquired certain commercial facilities that include self-storage space. We are managing this self-storage space for PSB for a management fee equal to 6% of revenues generated by the self-storage space. We recorded management fees with respect to these facilities amounting to $13,000 and $24,000 for the three and six months ended June 30, 2008, respectively, as compared to $12,000 and $24,000 for the same periods in 2007.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $98,000 and $195,000 for the three and six months ended June 30, 2008, respectively, as compared to $76,000 and $152,000 for the same periods in 2007.

              Shurgard Europe also entered into a licensing agreement with Public Storage effective January 1, 2008, under which it pays Public Storage a fee equal to 1.0% of its pro rata share of revenues in exchange for the rights to use the "Shurgard Europe" trade name. During each of the three and six months ended June 30, 2008, net of our 49% equity interest in Shurgard Europe, we recorded other income of $213,000 under this licensing agreement.

              Shurgard Europe manages a facility located in London, England for us in exchange for a fee of 7% of revenues. During each of the three and six months ended June 30, 2008, net of our 49% equity interest in Shurgard Europe, we recorded management expense fees of $31,000 in connection with this management agreement. Such fees are included in cost of operations - self-storage facilities in our condensed consolidated statements of income for the three and six months ended June 30, 2008.

              As described more fully in Note 2 under "Note Receivable from Affiliate," Shurgard Europe owes us an aggregate of (euro)391.9 million ($618.7 million) at June 30, 2008. This note bears interest at 7.5% per annum. During each of the three and six months ended June 30, 2008, net of our 49% equity interest in Shurgard Europe, we recorded interest income of $5,962,000, in connection with this note. Also during each of the three and six months ended June 30, 2008, net of our 49% equity interest in Shurgard Europe, we recorded interest income of $357,000, in connection with the 1% debt arrangement fee on this note.

              We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $729,000 and $1,377,000 for the three and six months ended June 30, 2008, respectively, as compared to $682,000 and $1,296,000 for the same periods in 2007.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

              Stor-RE, a consolidated entity, and third party insurance carriers provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS
     Canada owns a 2.2% interest and PSB owns a 4.1% interest in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, Stor-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

              In the second quarter of 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. The aggregate proceeds of the sale were $4,909,000. The sale price for the interests was based upon the pro rata net asset value computed using, among other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the initial sale of these LLP Interests to our officers, we recorded a gain of $1,194,000 during the second quarter of 2007, representing the excess of the sales proceeds over the book value of the LLP Interests sold. In connection with the acquisition by an institutional investor of a 51% interest in Shurgard Europe, Shurgard Holdings (an unconsolidated affiliate which is the holding company of Shurgard Europe) purchased, on June 20, 2008, each holder's interest in Shurgard Europe at a price based on the price paid by the institutional investor. The total repurchase amount was $7.1 million. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe.

14.  Commitments and Contingencies
     -----------------------------

              Legal Matters
              -------------

              Potter,  et al v.  Hughes,  et al (filed  December  2004)
              --------------------------------------------------------
     (United States District Court - Central District of California)
     ---------------------------------------------------------------

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

              Brinkley v. Public Storage, Inc. (filed April 2005)
              ---------------------------------------------------
     (Superior Court of California - Los Angeles County)
     ---------------------------------------------------

              The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              Simas v. Public Storage, Inc. (filed January 2006)
              --------------------------------------------------
     (Superior Court of California - Orange County)
     ----------------------------------------------

              The plaintiff brought this action against the Company on behalf of a purported class who bought insurance coverage at the Company's facilities alleging that the Company does not have a license to offer, sell and/or transact storage insurance. The action was originally brought under California Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. The Company filed a demurrer to the complaint. While the demurrer was pending, the plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. Ultimately all claims except for unjust enrichment were dismissed. A subsequent demurrer was filed and sustained without leave to amend. The case was therefore dismissed. The plaintiff appealed the trial court's ruling and on June 26, 2008, the Court of Appeals affirmed the trial court's dismissal.

              European Joint Venture Arbitration Proceeding
              ---------------------------------------------

              Shurgard Europe holds a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard, that collectively own 74 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint venture partners have contested both the valuation of their interests and whether the Company has the right to purchase its interests under this early exit procedure. Accordingly, it is uncertain as to whether the Company will acquire such interests pursuant to the early exit notice served. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings occurred from June 30, 2008 through July 3, 2008. A decision is pending.

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

              Insurance and Loss Exposure
              ---------------------------

              We have historically carried comprehensive insurance, including property, earthquake, general liability and workers compensation, through nationally recognized insurance carriers and through our captive insurance programs. Our insurance programs also insure affiliates of the Company. Our estimated maximum annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

     significant events occur, is approximately $22 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $75 million for property coverage including earthquake coverage and $102 million for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $49,000,000. At June 30, 2008, there were approximately 562,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.3 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurances can be given that our business can continue to be conducted in any given jurisdiction. For the six months ended June 30, 2008, our tenant insurance program revenues accounted for approximately 3% of our total revenues.

              Development and Acquisition of Real Estate Facilities
              -----------------------------------------------------

              We currently have 25 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $110 million of which $38,614,000 has been spent at June 30, 2008. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

              Operating Lease Obligations
              ---------------------------

              We lease trucks, land, equipment and office space. At June 30, 2008, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

  2008......................................    $    4,134
  2009......................................         9,580
  2010......................................        11,059
  2011......................................         7,375
  2012......................................         6,032
  Thereafter................................        82,417
                                                ----------
                                                $  120,597
                                                ==========


              Expenses under operating leases were approximately $2,697,000 and $5,974,000 for the three and six months ended June 30, 2008, respectively, as compared to $3,737,000 and $7,426,000 for the same periods in 2007.

15.  Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company qualified and we intend to continue to qualify the Company as a REIT, as defined in
     Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our REIT taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we met those tests during 2007 and will continue to meet those tests in 2008 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2008
                                   (Unaudited)

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

              Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007 and the six months ended June 30, 2008.

              We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

16.      Subsequent Events
         -----------------

              On July 21, 2008, we acquired the remaining interest that we did not own in the Acquisition Joint Venture from our joint venture partner for an aggregate purchase price of $45.8 million. The Acquisition Joint Venture owned 12 self-storage facilities. The purchase price included the repayment of approximately $38.4 million of debt due to the investor (bearing interest at 8.5% per annum) and the acquisition of their equity for approximately $7.4 million. See Note 8 for further information regarding the Acquisition Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

     Factors and risks that may impact future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Annual Report on Form 10-K for the year ended December 31, 2007, our subsequent filings on Form 10-Q and Form 8-K and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among other things, the following:

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

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 2 to our June 30, 2008 condensed consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

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

     ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable or amortizable, long-lived assets. We record depreciation and amortization expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

     ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES: As described in Notes 2 and 14 to our consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures a program that provides insurance to certificate holders against claims for losses (earthquakes and floods are not covered by these policies) to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability will be in excess of or less than the amounts recorded and the difference could be material. At June 30, 2008, there were approximately 562,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.3 billion.

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to our June 30, 2008 condensed consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008:
-----------------------------------------------------------

     Net income for the three months ended June 30, 2008 was $133.8 million compared to $77.1 million for the same period in 2007, representing an increase of $56.7 million. This improvement is primarily due to improvements in operating income with respect to our Same Store facilities and reduced amortization expense, offset in part by a reduction in foreign exchange gains and increased general and administrative expense due to $25.4 million in incentive compensation incurred in the quarter ended June 30, 2008.

     Net operating income (before depreciation and amortization) with respect to our domestic operations increased $14.1 million in the three months ended June 30, 2008 as compared to the same period in 2007 due to an increase of $8.6 million with respect to our Same Store operations combined with an increase of $5.5 million with respect to our other domestic facilities, primarily our facilities acquired in 2007 and 2008 and the continued fill-up of our newly developed and expanded facilities.

     Amortization expense for the quarter ended June 30, 2008, with respect to domestic assets, decreased by $33.8 million as compared to the same period in 2007, primarily due to a reduction in domestic amortization expense related to intangible assets that we obtained in the August 22, 2006 acquisition of Shurgard Storage Centers, Inc. (the "Shurgard Merger").

     During the quarter ended June 30, 2008, we recognized a negligible foreign currency exchange loss totaling $2,000, as compared to a $5.6 million gain for the same period in 2007, relating primarily to intercompany loans due from Shurgard Europe. The foreign currency gains and losses were due to changes in the U.S. Dollar relative to the Euro during each period when converting these Euro denominated loans to U.S. Dollars for financial reporting purposes.

     For the three months ended June 30, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $68.1 million or $0.40 per common share on a diluted basis compared to $14.4 million or $0.08 per common share on a diluted basis for the same period in 2007, representing an improvement of $53.7 million or $0.32 per common share on a diluted basis. These improvements are due primarily to the impact of the factors described above with respect to the improvement in our net income.

     For the three months ended June 30, 2008 and 2007, we allocated $60.3 million and $57.3 million of our net income, respectively, to our preferred shareholders based on distributions paid during each period. The year-over-year increase is due primarily to the issuance of additional preferred securities in 2007.

     Weighted average diluted common shares were 168,814,000 and 170,213,000, respectively, for the three months ended June 30, 2008 and 2007. The decline is due to share repurchases in the first quarter of 2008.

OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008:
---------------------------------------------------------

     Net income for the six months ended June 30, 2008 was $646.2 million compared to $136.9 million for the same period in 2007, representing an improvement of $509.3 million. This improvement is primarily due to a gain of $341.9 million recognized on the disposition of a 51% interest in Shurgard Europe on March 31, 2008, improvements in operating income with respect to our domestic self-storage facilities and reduced amortization expense, offset in part by a reduction in foreign exchange gains and increased general and administrative expense due to $27.9 million in incentive compensation incurred during the six months ended June 30, 2008.

     Net operating income (before depreciation and amortization) with respect to our domestic operations increased $22.7 million in the six months ended June 30, 2008 as compared to the same period in 2007 due to an increase of $13.4 million with respect to our Same Store operations combined with an increase of $9.3 million with respect to our other domestic facilities, primarily our facilities acquired in 2007 and 2008 and the continued fill-up of our newly developed and expanded facilities.

     Amortization expense for the six months ended June 30, 2008, with respect to domestic assets, decreased by $76.5 million as compared to the same period in 2007, primarily due to a reduction in domestic amortization expense related to intangible assets that we obtained in the Shurgard Merger.

     During the six months ended June 30, 2008, we recognized a foreign currency exchange gain totaling $41.0 million, as compared to a $10.6 million gain for the same period in 2007, relating primarily to intercompany loans due from Shurgard Europe. The gains in each period were due to changes in the U.S. Dollar relative to the Euro during each period when converting these Euro denominated loans to U.S. Dollars for financial reporting purposes.

     For the six months ended June 30, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $514.8 million or $3.05 per common share on a diluted basis compared to $10.1 million or $0.06 per common share on a diluted basis for the same period in 2007, representing an improvement of $504.7 million or $2.99 per common share on a diluted basis. These improvements are due primarily to the impact of the factors described above with respect to the improvement in our net income.

     For the six months ended June 30, 2008 and 2007, we allocated $120.7 million and $116.1 million of our net income, respectively, to our preferred shareholders based on distributions paid each period. The year-over-year increase is due primarily to the issuance of additional preferred securities in 2007.

     Weighted average diluted common shares were 169,022,000 and 170,275,000, respectively, for the six months ended June 30, 2008 and 2007. The decline is due primarily to share repurchases in the first quarter of 2008.

REAL ESTATE OPERATIONS
----------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 90% and 91% of our total revenues generated for the three and six months ended June 30, 2008, respectively. Rental income with respect to our self-storage operations declined by 7.2% and 0.4% in the three and six months ended June 30, 2008, respectively, when compared to the same periods in 2007. The year over year decline in rental income is due primarily to the deconsolidation of Shurgard Europe effective April 1, 2008. This was offset partially by the addition of new facilities to our portfolio, either through our acquisition or development activities, combined with increased revenues in our Same Store Facilities (defined below).

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of three groups that management analyzes with respect to the Company's performance: i) the Same Store group, representing our domestic facilities that we have owned and have been stabilized prior to January 1, 2006 as well as certain of the facilities we acquired in the Shurgard merger on August 22, 2006 which were stabilized since January 1, 2006, ii) the facilities operated by Shurgard Europe which were deconsolidated effective March 31, 2008 and iii) all other facilities included in our financial statements, which are primarily those facilities that have not been operated at a stabilized basis since January 1, 2006 because they are either newly developed or acquired since 2006 or because of expansion activities.

SELF - STORAGE OPERATIONS SUMMARY:                      Three Months Ended June 30,             Six Months Ended June 30,
----------------------------------                 -----------------------------------  ---------------------------------------
                                                                            Percentage                               Percentage
                                                        2008        2007      Change          2008         2007         Change
                                                   ------------ ------------ ---------  ------------  ------------   ----------
                                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities.......................    $   335,412  $   325,144      3.2%    $  662,193   $   642,313         3.1%
   Other Facilities............................         45,933       39,988     14.9%        89,250        78,381        13.9%
   Shurgard Europe Facilities (a)..............              -       45,840   (100.0)%       54,722        88,886       (38.4)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
     Total rental income.......................        381,345      410,972     (7.2)%      806,165       809,580        (0.4)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
Cost of operations before depreciation and
    amortization expense (b):
   Same Store Facilities.......................        112,182      110,480      1.5%       227,529       221,003         3.0%
   Other Facilities............................         16,172       15,742      2.7%        33,086        31,526         4.9%
   Shurgard Europe Facilities..................              -       22,915   (100.0)%       24,654        45,300       (45.6)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
      Total cost of operations.................        128,354      149,137    (13.9)%      285,269       297,829        (4.2)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
Net operating income before depreciation and
    amortization expense (b):
   Same Store Facilities.......................        223,230      214,664      4.0%       434,664       421,310         3.2%
   Other Facilities............................         29,761       24,246     22.7%        56,164        46,855        19.9%
   Shurgard Europe Facilities..................              -       22,925   (100.0)%       30,068        43,586       (31.0)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
   Total net operating income before
        depreciation and amortization expense (b)      252,991      261,835     (3.4)%      520,896       511,751         1.8%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
Depreciation and amortization expense:
   Same Store Facilities.......................        (78,417)    (107,879)   (27.3)%     (159,630)     (223,996)      (28.7)%
   Other Facilities............................        (16,070)     (20,218)   (20.5)%      (34,587)      (41,346)      (16.3)%
   Shurgard Europe Facilities..................              -      (38,564)  (100.0)%      (21,871)      (76,836)      (71.5)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
   Total depreciation and amortization expense.        (94,487)    (166,661)   (43.3)%     (216,088)     (342,178)      (36.8)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
Net operating income (loss):
   Same Store Facilities.......................        144,813      106,785     35.6%       275,034       197,314        39.4%
   Other Facilities............................         13,691        4,028    239.9%        21,577         5,509       291.7%
   Shurgard Europe Facilities..................              -      (15,639)  (100.0)%        8,197       (33,250)     (124.7)%
                                                   ------------ ------------ ---------  ------------  ------------   ----------
   Total net operating income..................    $   158,504  $    95,174     66.5%   $   304,808   $   169,573        79.8%
                                                   ============ ============ =========  ============  ============   ==========
Data for Same Store and Other Facilities:
Weighted average square foot occupancy during
   the period..................................           90.3%        89.7%     0.7%        89.1%         88.0%         1.3%
Number of self-storage facilities (at end of
   period).....................................                                              1,988         1,974         0.7%
Net rentable square feet (in thousands, at end
   of period):.................................                                             125,286       123,721        1.3%


     (a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. As described in Note 3 to our June 30, 2008 consolidated financial statements, effective March 31, 2008, we commenced deconsolidating Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical property operations of Shurgard Europe.
     (b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles)
          financial measure that excludes the impact of depreciation and amortization expense. See Note 11 to our June 30, 2008 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

     Same Store Facilities

     The facilities included in the "Same Store Facilities" pool are all stabilized and have been owned since January 1, 2006 and therefore provide meaningful comparative data for 2006, 2007 and 2008.

     We increased the number of facilities included in the Same Store Facilities from 1,659 facilities at December 31, 2007 (which was comprised of 1,316 facilities referred to as the "Same Store Facilities - Public Storage" and 343 facilities referred to previously as the "Shurgard Domestic Same Store Facilities") to 1,789 facilities at June 30, 2008. The increase in the Same Store pool of facilities is due to the inclusion of 80 facilities previously classified as Acquired, Developed or Expansion facilities and the removal of 23 facilities that are now classified as Expansion facilities. These facilities are included in the Same Store Facilities because they are all stabilized since January 1, 2006. The 23 facilities that have been classified as Expansion facilities are facilities that are either currently undergoing repackaging activities or are expected to commence such activities during 2008 and accordingly will no longer provide meaningful comparative data for 2007 and 2008.

     As a result of the increase in the number of Same Store Facilities, the relative weighting of markets has changed. Accordingly, comparisons should not be made between information presented previously with respect to the aforementioned 1,659 Same Store Facilities and the current 1,789 Same Store Facilities to identify trends in occupancies, realized rents per square foot, or other operating trends.

     The Same Store Facilities contain approximately 109.4 million net rentable square feet, representing approximately (87%) of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio at June 30, 2008. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities"


SAME STORE FACILITIES                                        Three Months Ended June 30,              Six Months Ended June 30,
---------------------                                   --------------------------------------    ----------------------------------
                                                                                   Percentage                             Percentage
                                                             2008         2007       Change         2008         2007       Change
                                                        ------------- ------------ -----------    ----------- ----------- ----------

                                                               (Dollar amounts in thousands, except weighted average amounts)
Rental income......................................      $  321,605    $  311,814       3.1%      $  634,84   $  615,968       3.1%
Late charges and administrative fees collected.....          13,807        13,330       3.6%         27,346       26,345       3.8%
                                                        ------------- ------------ -----------    ----------- ----------- ----------
   Total rental income.............................         335,412       325,144       3.2%        662,193      642,313       3.1%
                                                        ------------- ------------ -----------    ----------- ----------- ----------

Cost of operations before depreciation and amortization:
     Direct property payroll.......................          21,906        22,154      (1.1)%        44,750       44,720       0.1%
     Property taxes................................          32,526        31,110       4.6%         66,231       63,428       4.4%
     Repairs and maintenance.......................           9,986         9,859       1.3%         20,708       19,850       4.3%
     Media advertising.............................           9,148         7,589      20.5%         15,514       12,409      25.0%
     Other advertising and promotion...............           4,733         5,027      (5.8)%         8,863        9,660      (8.3)%
     Utilities.....................................           7,663         7,601       0.8%         16,286       16,016       1.7%
     Property insurance............................           2,715         3,378     (19.6)%         5,709        6,827     (16.4)%
     Telephone reservation center..................           3,102         3,011       3.0%          6,016        5,868       2.5%
     Other cost of management......................          20,403        20,751      (1.7)%        43,452       42,225       2.9%
                                                        ------------- ------------ -----------    ----------- ----------- ----------
   Total cost of operations........................         112,182       110,480       1.5%        227,529      221,003       3.0%
                                                        ------------- ------------ -----------    ----------- ----------- ----------
Net operating income before depreciation and
   amortization expense (a)........................         223,230       214,664       4.0%        434,664      421,310       3.2%
Depreciation and amortization expense..............         (78,417)     (107,879)    (27.3)%      (159,630)    (223,996)    (28.7)%
                                                        ------------- ------------ -----------    ----------- ----------- ----------
 Net operating income..............................     $   144,813   $   106,785      35.6%      $ 275,034   $  197,314      39.4%
                                                        ============= ============ ===========   ============ =========== ==========
Gross margin (before depreciation and amortization
expense)...........................................          66.6%         66.0%        0.9%         65.6%        65.6%          -

Weighted average for the fiscal year:
   Square foot occupancy (b).......................          91.0%         90.9%        0.1%         89.9%        89.9%          -
   Realized annual rent per occupied square foot (c)    $    12.92    $    12.54        3.0%    $    12.91   $    12.52        3.1%
(e)................................................
   REVPAF (d) (e)..................................     $    11.75    $    11.40        3.1%    $    11.60   $    11.26        3.0%

 Weighted average at June 30:
   Square foot occupancy...........................                                                  91.7%        91.7%          -
   In place annual rent per occupied square foot (f)                                            $    14.21   $    13.84        2.7%
Total net rentable square feet (in thousands)......                                                 109,436      109,436         -
Number of facilities...............................                                                   1,789        1,789         -


     (a) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our June 30, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

     (b) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (c) Realized annual rent per occupied square foot is computed by dividing rental income, which excludes late charges and administrative fees, by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

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

     We believe that demand for our self-storage spaces have been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward. In order to offset the negative effect of these factors, we expanded our media advertising, as indicated below, increased the level of promotional discounts and we were conservative with rental rates during the first six months of 2008.

     Rental income increased approximately 3.2% and 3.1% in the three and six months ended June 30, 2008 as compared to the same periods in 2007. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 3.0% and 3.1% higher in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     Cost of operations (excluding depreciation and amortization) increased by 1.5% and 3.0% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     Payroll expense decreased by 1.1% for the three months ended June 30, 2008 and increased 0.1% in the six months ended June 30, 2008 as compared to the same periods in 2007. The variance for each period includes lower incentive pay and stagnant growth in average wage rates, offset by higher hours incurred due to adjustments in staffing levels. For the remainder of 2008, we expect moderate growth trends in payroll.

     Property tax expense increased by 4.6% and 4.4% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The main reason for the increase is due to higher estimated assessments of property values at rates greater than we have been experiencing in prior years. Although we plan on appealing many these reassessments, we expect the increases in property tax expense for the remainder of 2008 to be consistent with the level experienced thus far. Property tax expense fluctuates on a quarterly basis, as indicated in the table below with respect to 2007. The quarterly property tax expense for 2008 will similarly fluctuate on a sequential basis with the fourth quarter being significantly lower. At this time we expect each quarter's property tax expense to be approximately 4.0% to 5.0% higher than for the same period in 2007.

     Repairs and maintenance expenditures increased 1.3% and 4.3% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These increases were primarily due to snow removal costs. Excluding snow removal costs, repairs and maintenance expenditures decreased 0.9% during the three months ended June 30, 2008 and increased 0.7% during the six months ended June 30, 2008, respectively, as compared to the same periods in 2007. We expect repairs and maintenance expenditures (other than snow removal costs) to grow moderately in the remainder of 2008 as compared to the same period in 2007.

     Media advertising for the Same Store Facilities increased 20.5% and 25.0% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. The increase was due to a combination of advertising in more markets than last year combined with increased frequency. Other advertising and promotion is comprised principally of yellow page and Internet advertising, which declined 5.8% and 8.3% during the three and six months ended June 30, 2008 as compared to the same periods in 2007.

     Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. While media advertising in particular can be volatile and increase or decrease significantly in the short-term, our current expectation is that growth in media advertising should moderate in the third quarter of 2008, and in the fourth quarter of 2008, relative to the same periods in 2007.

     Utility expenses increased 0.8% and 1.7% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Assuming continuance of current trends in petroleum and other energy prices we would expect utility expenses to continue to increase in the remainder of 2008 relative to the same periods in 2007. However, utility expenses are also dependent upon changes in demand driven by weather and temperature, both of which are volatile and not predictable.

     Insurance expense decreased 19.6% and 16.4% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007, reflecting significant decreases in property insurance resulting primarily from the softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefitted us.

     Telephone reservation center costs increased 3.0% and 2.5% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. We expect future increases in our telephone reservation center to be based primarily upon general inflation. We continue to evaluate our telephone reservation center as we evaluate the appropriate staffing levels and location of personnel relative to our expanded portfolio, and as a result, expect telephone reservation center costs to remain somewhat volatile during 2008 until we determine our appropriate ongoing level of expenses.

     The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

                                               For the Quarter Ended
                     ----------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                     -------------         ----------     --------------       -------------       ------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2008             $   326,781          $ 335,412        $                   $                   $
     2007             $   317,169          $ 325,144        $   336,117         $   327,885         $1,306,315

Total cost of operations (excluding
 depreciation and amortization expense):
     2008             $   115,347          $ 112,182
     2007             $   110,523          $ 110,480        $   106,668         $    98,557         $  426,228

Property tax expense:
     2008             $    33,705          $  32,526
     2007             $    32,318          $  31,110        $    32,340         $    26,389         $  122,157

Media advertising expense:
     2008             $     6,366          $   9,148
     2007             $     4,820          $   7,589        $     4,044         $     2,622         $   19,075

Other advertising and promotion expense:
     2008             $     4,130          $   4,733
     2007             $     4,633          $   5,027        $     4,180         $     3,874         $   17,714

REVPAF:
     2008             $    11.45           $  11.75
     2007             $    11.12           $  11.40         $    11.77          $     11.50         $   11.45

Weighted average realized annual rent
 per occupied square foot:
     2008             $    12.89          $   12.92
     2007             $    12.52          $   12.54         $    13.06          $     13.02         $   12.79

Weighted average occupancy levels for
 the period:
     2008                 88.8%              91.0%
     2007                 88.8%              90.9%               90.1%                88.3%             89.5%


ANALYSIS OF REGIONAL TRENDS
---------------------------

     The  following   table  sets  forth  regional  trends  in  our  Same  Store
Facilities:

                                            Three Months Ended June 30,           Six Months Ended June 30,
                                        -----------------------------------   ---------------------------------
                                            2008        2007         Change      2008        2007        Change
                                        ------------  -----------   -------   ---------    ---------    -------

                                                  (Amounts in thousands, except for weighted average data)
Same Store Facilities Operating
Trends by Region
Rental income:
   Southern California  (170              $  51,659    $  49,713      3.9%    $ 102,409    $  98,446      4.0%
   facilities)......................
   Northern California  (161                 36,801       34,997      5.2%       72,530       69,095      5.0%
   facilities)......................
   Texas  (214 facilities)..........         32,166       30,665      4.9%       63,370       60,365      5.0%
   Florida  (171 facilities)........         31,866       32,530     (2.0)%      63,417       65,011     (2.5)%
   Illinois  (118 facilities).......         22,331       21,370      4.5%       44,065       42,062      4.8%
   Georgia  (82 facilities).........         12,100       11,962      1.2%       24,011       23,711      1.3%
   All other states  (873 facilities)       148,489      143,907      3.2%      292,391      283,623      3.1%
                                        ------------  -----------   -------   ---------    ---------    -------
Total rental income.................        335,412      325,144      3.2%      662,193      642,313      3.1%

Cost of operations before depreciation and amortization
 expense:
   Southern California..............         11,454       11,286      1.5%       22,692       22,705     (0.1)%
   Northern California..............          9,672        9,580      1.0%       19,443       19,220      1.2%
   Texas............................         12,908       13,232     (2.4)%      25,977       26,119     (0.5)%
   Florida..........................         11,890       11,494      3.4%       23,432       22,395      4.6%
   Illinois.........................         10,271        9,662      6.3%       21,321       19,536      9.1%
   Georgia..........................          4,122        4,038      2.1%        8,132        7,971      2.0%
   All other states.................         51,865       51,188      1.3%      106,532      103,057      3.4%
                                        ------------  -----------   -------   ---------    ---------    -------
Total cost of operations............        112,182      110,480      1.5%      227,529      221,003      3.0%

Net operating income before depreciation and amortization
 expense:
   Southern California..............         40,205       38,427      4.6%       79,717       75,741      5.2%
   Northern California..............         27,129       25,417      6.7%       53,087       49,875      6.4%
   Texas............................         19,258       17,433     10.5%       37,393       34,246      9.2%
   Florida..........................         19,976       21,036     (5.0)%      39,985       42,616     (6.2)%
   Illinois.........................         12,060       11,708      3.0%       22,744       22,526      1.0%
   Georgia..........................          7,978        7,924      0.7%       15,879       15,740      0.9%
   All other states.................         96,624       92,719      4.2%      185,859      180,566      2.9%
                                        ------------  -----------   -------   ---------    ---------    -------
Total net operating income before
   depreciation and amortization
   expense..........................      $ 223,230    $ 214,664      4.0%$     434,664    $ 421,310      3.2%

Weighted average occupancy:
   Southern California..............         90.8%        90.8%         -         90.5%        90.5%      0.0%
   Northern California..............         91.1%        90.2%       1.0%        90.0%        89.4%      0.7%
   Texas............................         92.0%        91.7%       0.3%        91.0%        90.5%      0.6%
   Florida..........................         89.4%        90.2%      (0.9)%       88.4%        90.0%     (1.8)%
   Illinois.........................         90.4%        90.0%       0.4%        88.9%        88.6%      0.3%
   Georgia..........................         90.6%        91.2%      (0.7)%       89.5%        90.3%     (0.9)%
   All other states.................         91.2%        91.1%       0.1%        90.0%        89.8%      0.2%
                                        ------------  -----------   -------   ---------    ---------    -------
Total weighted average occupancy....         91.0%        90.9%       0.1%        89.9%        89.9%        -

REVPAF:
   Southern California..............      $  17.89    $  17.21        4.0%     $  17.72   $   17.04       4.0%
   Northern California..............         15.36       14.60        5.2%        15.13       14.42       4.9%
   Texas............................          8.97        8.53        5.2%         8.83        8.40       5.1%
   Florida..........................         11.53       11.81       (2.4)%       11.47       11.79      (2.7)%
   Illinois.........................         11.65       11.13        4.7%        11.50       10.97       4.8%
   Georgia..........................          8.97        8.88        1.0%         8.90        8.79       1.3%
   All other states.................         10.88       10.54        3.2%        10.71       10.39       3.1%
                                        ------------  -----------   -------   ---------    ---------    -------
Total REVPAF........................      $  11.75    $  11.40        3.1%     $  11.60   $   11.26       3.0%



   Same Store Facilities Operating
   Trends by Region (Continued)
                                            Three Months Ended June 30,           Six Months Ended June 30,
                                        -----------------------------------   ---------------------------------
                                            2008         2007       Change       2008         2007       Change
                                        ------------  -----------   -------   ---------    ---------    -------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............      $  19.70    $  18.95        4.0%     $  19.58    $  18.82       4.0%
   Northern California..............         16.87       16.19        4.2%        16.81       16.13       4.2%
   Texas............................          9.75        9.30        4.8%         9.70        9.28       4.5%
   Florida..........................         12.90       13.09       (1.5)%       12.98       13.11      (1.0)%
   Illinois.........................         12.88       12.37        4.1%        12.94       12.37       4.6%
   Georgia..........................          9.91        9.73        1.8%         9.95        9.73       2.3%
   All other states.................         11.92       11.57        3.0%        11.90       11.57       2.9%
                                        ------------  -----------   -------   ---------    ---------    -------
Total realized rent per square foot.      $  12.92    $  12.54        3.0%     $  12.91    $  12.52       3.1%
                                        ============  ===========   =======   =========    =========    =======

In place annual rent per occupied square foot at June 30:
Southern California.................                                           $  21.59    $  20.79       3.8%
Northern California.................                                              18.77       17.98       4.4%
Texas...............................                                              10.67       10.26       4.0%
Florida.............................                                              14.09       14.35      (1.8)%
Illinois............................                                              14.17       13.74       3.1%
Georgia.............................                                              10.98       10.82       1.5%
All other states....................                                              13.13       12.81       2.5%
                                                                              ---------    ---------    -------
Total in place rent per occupied
  square foot:......................                                           $  14.21    $  13.84       2.7%
                                                                              =========    =========    =======

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

     The Northern California market consists principally of San Francisco and related peripheral areas. While this area has a vibrant economy and relatively strong population growth, it has been subject to periodic turbulence in general economic conditions, particularly associated with the technology sector. Currently, revenue growth in this area has been on the upper end relative to our other markets.

     The Texas market principally includes Dallas, Houston, Austin and San Antonio. This market has historically been subject to volatility due to minimal regulatory restraint upon building, which results in cycles of overbuilding and absorption.

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. Florida has suffered negative growth trends in the year, and has been one of our weakest markets. We believe that the absence of hurricanes, which created unusual demand following the hurricanes and the rebuilding period, has adversely impacted growth in Florida. In addition, the Florida economy has slowed down recently to a level where it is underperforming the U.S. economy for the past year. Over the long term we believe that this market will benefit from continued strong population growth and barriers to entry.

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at June 30 2008, we had 199 facilities that were not classified into this pool. These properties include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

     The following table summarizes operating data with respect to these facilities:


OTHER FACILITIES                                          Three Months Ended June 30,            Six Months Ended June 30,
----------------                                        --------------------------------   ------------------------------------
                                                           2008        2007      Change        2008        2007         Change
                                                        ----------  ----------   -------   -----------  ----------   ----------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities put in place in 2008...............       $     355   $       -    $   355    $     355    $     -     $     355
   Facilities put in place in 2007...............           1,548         370      1,178        2,901         390        2,511
   Facilities put in place prior to 2007 (a).....          21,647      19,152      2,495       42,291      37,968        4,323
   Expansion facilities..........................          22,383      20,466      1,917       43,703      40,023        3,680
                                                        ----------  ----------   -------   -----------  ----------   ----------
   Total rental income...........................          45,933      39,988      5,945       89,250      78,381       10,869
                                                        ----------  ----------   -------   -----------  ----------   ----------

Cost of operations before depreciation and amortization expense:
   Facilities put in place in 2008...............       $     166   $      -     $   166    $     166    $     -     $     166
   Facilities put in place in 2007...............             681         173        508        1,463         217        1,246
   Facilities put in place prior to 2007.........           8,023       8,135       (112)      16,264      16,700         (436)
   Expansion facilities..........................           7,302       7,434       (132)      15,193      14,609          584
                                                        ----------  ----------   -------   -----------  ----------   ----------
   Total cost of operations......................          16,172      15,742        430       33,086      31,526        1,560
                                                        ----------  ----------   -------   -----------  ----------   ----------

Net operating income before depreciation and
    amortization expense:
   Facilities put in place in 2008...............       $     189   $      -     $   189    $     189    $     -     $     189
   Facilities put in place in 2007...............             867         197        670        1,438         173        1,265
   Facilities put in place prior to 2007.........          13,624      11,017      2,607       26,027      21,268        4,759
   Expansion facilities..........................          15,081      13,032      2,049       28,510      25,414        3,096
                                                        ----------  ----------   -------   -----------  ----------   ----------
   Total net operating income before depreciation and
     amortization expense (b) ...................          29,761      24,246      5,515       56,164      46,855        9,309
Depreciation and amortization expense............         (16,070)    (20,218)     4,148      (34,587)    (41,346)       6,759
                                                        ----------  ----------   -------   -----------  ----------   ----------
   Net operating income..........................       $  13,691   $   4,028    $ 9,663    $  21,577    $  5,509    $  16,068
                                                        ==========  ==========   =======    ==========  ==========   ==========

Weighted average square foot occupancy during the
period:
   Facilities put in place in 2008...............           77.8%          -          -         77.8%          -           -
   Facilities put in place in 2007...............           69.3%       70.3%      (1.4)%       63.6%       65.2%       (2.5)%
   Facilities put in place prior to 2007.........           87.6%       80.2%       9.2%        85.8%       78.4%        9.4%
   Expansion facilities..........................           84.5%       81.3%       3.9%        82.5%       79.6%        3.6%
                                                        ----------  ----------   -------   -----------  ----------   ----------
                                                            85.2%       80.6%       5.7%        83.2%       78.9%        5.4%
                                                        ==========  ==========   =======    ==========  ==========   ==========


OTHER FACILITIES                                           The Months Ended June 30,             Six Months Ended June 30,
                                                        --------------------------------   ------------------------------------
                                                            2008       2007       Change        2008       2007         Change
                                                        ----------  ----------   -------   -----------  ----------   ----------
Weighted average realized annual rent per occupied
square foot for the period:
   Facilities put in place in 2008...............       $   11.44   $      -          -     $   11.44    $   -           -
   Facilities put in place in 2007 (c)...........           12.49       15.21     (17.9)%       12.72       14.34      (11.3)%
   Facilities put in place prior to 2007.........           11.80       11.20       5.4%        12.03       11.46        5.0%
   Expansion facilities..........................           11.61       11.56       0.4%        11.83       11.75        0.7%
                                                        ----------  ----------   -------   -----------  ----------   ----------
                                                        $   11.73   $   11.41       2.8%    $   11.95    $  11.62        2.8%
                                                        ==========  ==========   =======   ===========  ==========   ==========
In place annual rent per occupied square foot at
June 30:
   Facilities put in place in 2008...............                                           $   14.31    $   -            -
   Facilities put in place in 2007 (c)...........                                               14.64       20.20      (27.5)%
   Facilities put in place prior to 2007.........                                               14.79       14.25        3.8%
   Expansion facilities..........................                                               14.60       14.75       (1.0)%
                                                                                           -----------  ----------   ----------
                                                                                            $   14.69    $  14.53        1.1%
                                                                                           ===========  ==========   ==========
At June 30:
    Number of Facilities:
      Facilities put in place in 2008............                                                 3            -          3
      Facilities put in place in 2007............                                                10            3          7
      Facilities put in place prior to 2007......                                                95           90          5
      Expansion facilities.......................                                                91           92         (1)
                                                                                           -----------  ----------   ----------
                                                                                                199          185         14
                                                                                           ===========  ==========   ==========
    Net rentable square feet (in thousands):
      Facilities put in place in 2008............                                               260            -        260
      Facilities put in place in 2007............                                               679          175        504
      Facilities put in place prior to 2007......                                             7,215        6,947        268
      Expansion facilities.......................                                             7,696        7,163        533
                                                                                           -----------  ----------   ----------
                                                                                             15,850       14,285      1,565
                                                                                           ===========  ==========   ==========

     (a) Includes 65 domestic facilities, and one facility located in London, England, which we acquired in the Shurgard Merger, along with 29 facilities that were otherwise acquired or developed. We discontinued consolidation of 11 of these facilities effective May 24, 2007. On November 15, 2007, we recommenced consolidation of five of the 11 properties. The operations for these 11 facilities from January 1, 2007 through May 24, 2007, combined with the operations of the five facilities that we recommenced consolidation after November 15, 2007, are included in this table under "facilities put in place prior to 2007."

     (b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles)
          financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in
          Note  11  to  our  June  30,  2008  condensed  consolidated  financial statements, "Segment Information." Although depreciation and amortization expense are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

     (c) Realized rent per occupied square foot, and in place annual rent per occupied square foot, for the facilities put in place in 2007 varies significantly between the periods in 2007 and 2008 due to the timing of when the specific facilities were put in place.

     The properties denoted under "Facilities put in place in 2008" were put into operation within the Public Storage system at various dates in 2008. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at June 30, 2008 and 2007, reflect the amounts for those facilities we owned at each of those respective dates. The properties denoted under "Facilities put in place prior to 2007" include the domestic facilities acquired in the merger with Shurgard which are not included in the Same Store group, as well as other newly developed and acquired facilities.

     During the first six months of 2008, in the U.S. we completed a newly developed facility with 49,000 net rentable square feet at a total cost of $5.6 million and three expansions to existing real estate facilities (166,000 net rentable square feet) for an aggregate cost of $12.8 million. At June 30, 2008, our development pipeline includes two newly developed self-storage facilities located in the U.S. adding 119,000 net rentable square feet at an aggregate cost of $17.6 million, 22 projects to expand our existing real estate facilities located in the U.S. by 926,000 net rentable square feet at an aggregate cost of $85.5 million and one project to expand an existing real estate facility in London, England by 21,000 net rentable square feet at an aggregate cost of $6.6 million. These projects are subject to contingencies including obtaining governmental approvals, but we expect completion of these projects over the next 12 - 24 months.

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

     Effective May 24, 2007, due to a loss in control of the related partnerships that owned these facilities, we began deconsolidating 11 facilities with an aggregate of 624,000 net rentable square feet that we had originally acquired in the Shurgard Merger. On November 15, 2007, as a result of acquiring a controlling ownership interest, we recommenced consolidating five of these 11 facilities in our operations. The operating results for these facilities are included in the table above for the period each respective facility was consolidated under "Facilities Put in Place After 2007." Our pro-rata share of the operating results of these 11 properties for the periods they were not consolidated are presented in Equity in Earnings of Real Estate Entities.

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

     ANCILLARY OPERATIONS: Ancillary operations include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) sale of merchandise at our self-storage facilities, (iii) containerized storage operations, (iv) truck rentals at our self-storage facilities, (v) commercial property operations, and (vi) management of facilities owned by third-party owners and facilities owned by affiliates that are not included in our consolidated financial statements.

     The following table sets forth our ancillary operations:

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                              ------------------------------------   ---------------------------------------
                                                2008          2007       Change           2008         2007        Change
                                              ------------ ----------- -----------   -----------   -----------  ------------
                                                                         (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.........       $  14,186   $  12,544    $  1,642      $  28,008    $   24,359    $   3,649
    Merchandise sales...................           8,106       8,347        (241)        14,695        15,291         (596)
    Shurgard Europe ancillary operations               -       4,304      (4,304)         4,913         8,064       (3,151)
    Containerized storage ..............           3,188       3,186           2          6,276         6,389         (113)
    Truck rentals.......................           1,881       3,479      (1,598)         3,856         6,155       (2,299)
    Commercial property operations......           3,744       3,720          24          7,801         7,470           331
    Property management.................             674         682          (8)         1,330         1,359          (29)
                                              ------------ ----------- -----------   -----------   -----------  ------------
       Total revenues...................          31,779      36,262      (4,483)        66,879        69,087       (2,208)
                                              ------------ ----------- -----------   -----------   -----------  ------------
Cost of operations:
    Tenant reinsurance..................           3,919       4,374        (455)         6,937         8,446       (1,509)
    Merchandise sales...................           6,458       6,845        (387)        11,672        13,248       (1,576)
    Shurgard Europe ancillary operations               -       1,353      (1,353)         1,409         2,690       (1,281)
    Containerized storage...............           2,680       2,701         (21)         5,365         5,316           49
    Truck rentals.......................           3,365       3,560        (195)         6,844         6,965         (121)
    Commercial property operations......           1,629       1,459         170          3,234         2,878          356
    Property management.................              58          60          (2)           116           118           (2)
                                              ------------ ----------- -----------   -----------   -----------  ------------
       Total cost of operations.........          18,109      20,352      (2,243)        35,577        39,661       (4,084)
                                              ------------ ----------- -----------   -----------   -----------  ------------
Depreciation:
    Tenant reinsurance..................               -           -           -              -             -            -
    Merchandise sales...................               -           -           -              -             -            -
    Shurgard Europe ancillary operations               -           -           -              -             -            -
    Containerized storage..............              244         207          37            477           414           63
    Truck rentals.......................               -           -           -              -             -            -
    Commercial property operations......             652         642          10          1,304         1,284           20
    Property management.................               -           -           -              -             -            -
                                              ------------ ----------- -----------   -----------   -----------  ------------
       Total depreciation...............             896         849          47          1,781         1,698           83
                                              ------------ ----------- -----------   -----------   -----------  ------------
Net income (loss):
    Tenant reinsurance..................          10,267       8,170       2,097         21,071        15,913        5,158
    Merchandise sales...................           1,648       1,502         146          3,023         2,043          980
    Shurgard Europe ancillary operations               -       2,951      (2,951)         3,504         5,374       (1,870)
    Containerized storage...............             264         278         (14)           434           659         (225)
    Truck rentals.......................          (1,484)        (81)     (1,403)        (2,988)         (810)      (2,178)
    Commercial property operations......           1,463       1,619        (156)         3,263         3,308          (45)
    Property management.................             616         622          (6)         1,214         1,241          (27)
                                              ------------ ----------- -----------   -----------   -----------  ------------
       Total net income.................       $  12,774   $  15,061    $ (2,287)     $  29,521    $   27,728    $   1,793
                                              ===========  =========== ===========   ===========   ===========  ============

     Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance broker against losses to goods stored by tenants, primarily in our domestic self-storage facilities. The revenues that we record are based upon premiums, which are originally paid by the customer, which are then paid to us by the broker in accordance with our reinsurance arrangements. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjusting expenses.

     Our increase in tenant reinsurance revenues was attributable to higher rates, and an increase in the percentage of our existing tenants retaining such policies, with respect to our ongoing tenant insurance activities in the U.S. Approximately 53.0% and 45.7% of our tenants had such policies at June 30, 2008 and 2007, respectively.

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

     Our truck revenues have declined significantly in the three and six months ended June 30, 2008 as compared to the same periods in 2007. These declines are due partially to our termination, in the latter part of the fourth quarter of 2007, of our agency relationship with Penske, and the implementation of a new relationship with Budget Truck Rental. While revenues with Penske ceased immediately, our agency locations with Budget Truck Rental at our self-storage locations have been gradually ramping up over the last six months. As a result, during this transition period our aggregate level of truck agency revenues has been less than under the Penske relationship.

     Further contributing to the decline in revenues is that we now have fewer Public Storage wholly-owned rental trucks, in favor of using the Budget Truck Rental fleet, as well as reduced overall truck rental activity as a result of the decline in moving activity.

     It is difficult to estimate what our ultimate revenues will be under this new strategy relative to the Penske relationship, because of a) differences in the geographic focus and types of equipment used by the Penske and Budget Truck Rental systems, b) differing commission structures, as well as c) the uncertain impact that the continued general slump in housing and moving activity will have.

     The primary factor impacting the level of operations of these activities is the level of customer traffic at our self-storage facilities, including the level of move-ins.

     Shurgard Europe ancillary operations: Shurgard Europe offers merchandise and tenant insurance to its tenants, similar to the business model in the U.S. As described in Note 3 to our June 30, 2008 condensed consolidated financial statements, Shurgard Europe's operations are no longer included in our consolidated financial statements after March 31, 2008. Instead, our pro-rata share of the operating results of these facilities and the other operating results of Shurgard Europe are included in "equity in earnings of real estate entities." As a result, no further amounts are included in ancillary revenues or ancillary cost of operations for the Shurgard Europe facilities.

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

     There can be no assurance as to the level of the containerized storage business's operations or profitability, and we continue to evaluate the business's operations. Based upon these evaluations, we have closed certain of these facilities in recent years, including two facilities in the six months ended June 30, 2008 which are included in "discontinued operations" and we may decide to close additional facilities in the future.

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

     Our commercial operations are comprised of 1,469,000 net rentable square feet of commercial space, which is principally operated at certain of the self-storage facilities.

     Our commercial property operations consist primarily of facilities that are at a stabilized level of operations, and generally reflect the conditions in the markets in which they operate. We do not expect any significant growth in net operating income from this segment of our business for the remainder of 2008.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at June 30, 2008. Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three and six months ended June 30, 2008 and 2007, consists of our pro-rata share of the
Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:



Historical summary:                                Three Months Ended June 30,             Six Months Ended June 30,
-------------------                            ------------------------------------    -------------------------------------
                                                   2008        2007        Change        2008          2007        Change
                                               -----------  ----------  -----------    ----------   ----------   ------------
                                                                        (Amounts in thousands)
Property operations:
  PSB                                          $  22,119    $  20,373   $   1,746      $  43,898    $  40,062     $   3,836
  Shurgard Europe (1)....................         13,757            -      13,757         13,757            -        13,757
  Other Investments (2)..................          1,101        1,072          29          2,250        1,838           412
                                               -----------  ----------  -----------    ----------   ----------   ------------
                                                  36,977       21,445      15,532         59,905       41,900        18,005
                                               -----------  ----------  -----------    ----------   ----------   ------------
Depreciation:
  PSB....................................        (11,412)     (10,934)       (478)       (23,003)     (20,430)       (2,573)
  Shurgard Europe (1)....................        (10,856)           -     (10,856)       (10,856)           -       (10,856)
  Other Investments (2)..................           (553)        (345)       (208)        (1,134)        (604)         (530)
                                               -----------  ----------  -----------    ----------   ----------   ------------
                                                 (22,821)     (11,279)    (11,542)       (34,993)     (21,034)      (13,959)
                                               -----------  ----------  -----------    ----------   ----------   ------------
Other: (3)
  PSB (4)................................         (7,860)      (7,215)       (645)       (15,703)     (13,918)       (1,785)
  Shurgard Europe (1)....................         (1,444)           -      (1,444)        (1,444)           -        (1,444)
  Other Investments (2)..................           (220)        (169)        (51)          (404)        (189)         (215)
                                               -----------  ----------  -----------    ----------   ----------   ------------
                                                  (9,524)      (7,384)     (2,140)       (17,551)     (14,107)       (3,444)
                                               -----------  ----------  -----------    ----------   ----------   ------------
Total equity in earnings of real estate entities:
  PSB....................................          2,847        2,224         623          5,192        5,714          (522)
  Shurgard Europe (1)....................          1,457            -       1,457          1,457            -         1,457
  Other Investments (2)..................            328          558        (230)           712        1,045          (333)
                                               -----------  ----------  -----------    ----------   ----------   ------------
                                                $  4,632     $  2,782   $   1,850       $  7,361     $  6,759     $     602
                                               ===========  ==========  ===========    ==========   ==========   ============

     (1) In addition to $1,457,000 in equity earnings that we recognized with respect to our investment in Shurgard Europe, we also recognized $6,319,000 in interest income on our note receivable from Shurgard Europe and $213,000 in trademark license income. See Note 5, "Investment in Shurgard Europe" for further analysis of the presentation of our equity earnings and interest and other income from Shurgard Europe.

     (2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and six months ended June 30, 2008 and 2007, including our investment in two facilities owned by the Acquisition Joint Venture that are accounted for on the equity method of accounting (see Note 8 to our June 30, 2008 condensed consolidated financial statements).

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

Investment in PS Business Parks
-------------------------------

     Throughout each of the three and six months ended June 30, 2008 and 2007, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PS Business Parks, Inc., a public REIT (Amex: PSB). Our percentage ownership of PSB increased in the first six months of 2008 as PSB repurchased a portion of its common stock. At June 30, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at June 30, 2008 pursuant to property management agreements.

     Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB.

PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

Other Investments
-----------------

     The "Other Investments" are comprised primarily of our equity in earnings from entities that own 28 self-storage facilities. On July 21, 2008, we acquired the remaining interest we did not own in the Acquisition Joint Venture, which owned two of these facilities. As a result, equity in earnings with respect to two of these properties will cease as of that acquisition date, because we will commence consolidating these properties on our financial statements. Our future earnings with respect to the other 26 facilities will be dependent upon the operating results of the facilities that these entities own.

Investment in Shurgard Europe
-----------------------------

     As described in Note 3 to our June 30, 2008 condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Included in Note 5 to our June 30, 2008 condensed consolidated financial statements is selected financial data for Shurgard Europe for the three and six months ended June 30, 2008 and 2007.

     At June 30, 2008, Shurgard Europe's operations comprise 178 facilities with an aggregate of 9,339,000 net rentable square feet. The portfolio consists of 104 wholly owned facilities and 74 facilities owned by the two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     Our equity in earnings of Shurgard Europe for the three months ended June 30, 2008 totaling $1,457,000 is comprised of (i) a loss of $4,819,000, representing our 49% equity share of Shurgard Europe's $9,834,000 net loss for the three months ended June 30, 2008, (ii) income of $6,071,000 and $205,000, respectively, representing our pro-rata share of the interest income and trademark license fees received from Shurgard during the three months ended June 30, 2008 (our pro-rata share of such amounts received are presented as equity in earnings of real estate entities rather than interest and other income). Our future equity income will be dependent upon the future operating results of Shurgard Europe.

     In evaluating the operations of Shurgard Europe, management reviews the operating results of 96 of the facilities, all of which are wholly owned by Shurgard Europe, which have been operated on a stabilized basis by Shurgard Europe since January 1, 2006. The operating data presented in the table with respect to these facilities is reflected utilizing the average exchange rates for the three and six months ended June 30, 2008, respectively for the same periods in 2007, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations. As a result, the data presented below does not reflect the actual results included in our operations, or the operations of Shurgard Europe, for the three and six months ended June 30, 2008 and 2007.

 SELECTED OPERATING DATA FOR THE 96 FACILITIES OPERATED BY SHURGARD EUROPE
 -------------------------------------------------------------------------
 ON A STABILIZED BASIS SINCE JANUARY 1, 2006 ("EUROPE  SAME  STORE
 -----------------------------------------------------------------
 FACILITIES"):
 -------------

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                         ---------------------------------------   ---------------------------------
                                                                                    Percentage                          Percentage
                                                             2008          2007       Change         2008        2007      Change
                                                         ----------   ------------   ----------   ---------- ----------- ----------
                                                                    (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
    Rental income.................................       $   35,714   $    34,703      2.9%       $   70,145  $   67,352      4.2%
    Late charges and administrative fees collected              632           356     77.5%            1,220         670     82.1%
                                                         ----------   ------------   ----------   ---------- ----------- ----------
    Total revenues (b)............................           36,346        35,059      3.7%           71,365      68,022      4.9%
                                                         ----------   ------------   ----------   ---------- ----------- ----------
 Cost of operations (excluding depreciation
    and amortization expense):
    Property taxes ...............................            1,659         1,609      3.1%            3,242       2,935     10.5%
    Direct property payroll.......................            4,068         4,128     (1.5)%           7,967       8,146     (2.2)%
    Advertising and promotion.....................            1,307         1,487    (12.1)%           2,206       2,854    (22.7)%
    Utilities.....................................              838           820      2.2%            1,714       1,767     (3.0)%
    Repairs and maintenance.......................              962           839     14.7%            1,892       1,761      7.4%
    Property insurance............................              228           389    (41.4)%             444         789    (43.7)%
    Other costs of management.....................            4,904         5,575    (12.0)%           9,819      10,695     (8.2)%
                                                         ----------   ------------   ----------   ---------- ----------- ----------
  Total cost of operations (b)....................           13,966        14,847     (5.9)%          27,284      28,947     (4.5)%
                                                         ----------   ------------   ----------   ---------- ----------- ----------
   Net operating income (excluding depreciation and
   amortization expense) (c)......................       $   22,380   $    20,212     10.7%       $   44,081  $   39,075     12.8%
                                                         ==========   ============   ==========   ========== =========== ==========
Gross margin (before depreciation and amortization
expense)..........................................            61.6%         57.7%      6.8%            61.8%       57.4%      7.7%
Weighted average for the period:
  Square foot occupancy (d).......................            87.0%         89.9%     (3.2)%           87.5%       89.2%     (1.9)%
  Realized annual rent per occupied square foot (e)          $31.06        $29.21      6.3%           $30.33      $28.57      6.2%
  REVPAF (f) (g)..................................           $27.03        $26.26      2.9%           $26.54      $25.48      4.2%

Weighted average at June 30:
  Square foot occupancy...........................                                                     87.6%       91.1%     (3.8)%
  In place annual rent per occupied square foot (h)                                                   $32.77      $30.72      6.7%
Total net rentable square feet (in thousands).....                                                     5,286       5,286       -


     (a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for 2007 and 2008 are translated at constant exchange rates representing the average exchange rates for the three and six months ended June 30, 2008. The average exchange rates for the Euro were approximately 1.5628 and 1.5296 during the three and six months ended June 30, 2008, respectively. The amounts that are included in our condensed consolidated financial statements are based upon the actual exchange rate for each period.
     (b) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities.
     (c) Net operating income (excluding depreciation and amortization expense) or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.
     (d) Square foot occupancies represent weighted average occupancy levels over the entire period.
     (e) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income by the weighted average occupied square footage for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

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

     The Europe Same Store properties continue to reflect above average growth. With occupancy stabilized at above 85%, we believe that Shurgard Europe has pricing power and we expect Shurgard Europe to generate additional growth through rental rate increases. The properties are also benefiting from expense control, resulting in negative expense growth. The European team is selectively adapting various operating strategies we use in the U.S. and incorporating them into their operating model.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $11,014,000 and $13,858,000 for the three and six months ended June 30, 2008, respectively, as compared to $955,000 and $3,080,000 for the three and six months ended June 30, 2007, respectively. These increases are principally as a result of (i) higher average cash balances invested in interest bearing accounts and (ii) interest income with respect to notes receivable from Shurgard Europe (described below).

     On March 31, 2008, we completed a transaction whereby an institutional investor acquired a 51% interest in Shurgard Europe (see Note 3 to our June 30, 2008 condensed consolidated financial statements). In connection with this transaction, we received net proceeds totaling $609.1 million which significantly increased our average cash on-hand throughout the three and six months ended June 30, 2008 as compared to the same periods in 2007, resulting in approximately $3.3 million of additional interest income in 2008 as compared to 2007.

     In addition, a part of the transaction, we also have a note receivable from Shurgard Europe totaling $618.7 million as of June 30, 2008 that bears interest at the rate of 7.5% per annum. Interest income with respect to this receivable was approximately $12.4 million for the three and six months ended June 30, 2008, however, for financial reporting purposes, 51% of this amount ($6.3 million) was recorded as interest income and the remaining 49% ($6.1 million) was recorded as additional equity in earnings.

     The level of interest income recorded in connection with our note receivable from Shurgard Europe will be dependent upon the balances due from Shurgard Europe as well as the exchange rate of the Euro versus the U.S. Dollar. The level of interest income recorded on outstanding cash balances will depend upon the ultimate timing of the investment or other disposition of the net proceeds.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $95,383,000 and $217,869,000 for the three and six months ended June 30, 2008, respectively, as compared to $167,510,000 and $343,876,000 for the three and six months ended June 30, 2007, respectively.

     The decrease in depreciation and amortization expense in the three and six months ended June 30, 2008 as compared to the same periods in 2007 is due principally to a decline of $33.8 million and $76.5 million, respectively, with respect to domestic assets due primarily to reduced tenant intangible amortization with respect to domestic assets acquired in the Shurgard Merger. These intangible assets represent the estimated fair value of the storage tenants in place at the time of the merger, and are being amortized relative to the expected future benefit of the tenants in place to each period. We expect the amortization expense with respect to these intangibles to approximate $10,581,000 for the remainder of 2008. Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization on Shurgard Europe's facilities was $21,871,000 for the three months ended March 31, 2008, and $38,564,000 and $76,836,000 for the three and six months ended June 30, 2007, respectively.

     GENERAL  AND  ADMINISTRATIVE:   General  and  administrative   expense  was
$33,173,000, and $48,089,000 for the three and six months ended June 30, 2008, respectively, as compared to $21,465,000 and $37,981,000 for the three and six months ended June 30, 2007, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, employee severance, and stock-based compensation.

     General and administrative expense includes the following items that vary depending upon our activities: a) costs and expenses totaling $1,300,000 and $5,300,000, respectively, during the three and months ended June 30, 2007, incurred in connection with the integration of Shurgard and Public Storage, b) $25,400,000 and $27,900,000, respectively, in additional incentive compensation in the three and six months ended March 31, 2008 related to the disposition of an interest in Shurgard Europe, c) $9,600,000 in costs associated with our proposed offering of shares in Shurgard Europe during the three and six months ended June 30, 2007 and d) $2,000,000 in costs associated with reorganizing as a

Maryland REIT during the three and six months ended June 30, 2007. Certain of these amounts were incurred by Shurgard Europe and included in our consolidated financial statements.

     General and administrative expense also excludes the ongoing levels of general and administrative expense incurred by Shurgard Europe for periods after March 31, 2008.

     INTEREST EXPENSE: Interest expense was $9,601,000 and $26,088,000 for the three and six months ended June 30, 2008, respectively, as compared to $16,707,000 and $33,515,000 for the three and six months ended June 30, 2007, respectively. See also Notes 7 and 8 to our June 30, 2008 condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $434,000 and $1,182,000 for the three and six months ended June 30, 2008, respectively, as compared to $973,000, and $1,714,000 for the three and six months ended June 30, 2007, respectively, in connection with our development activities.

     Interest expense excludes amounts incurred by Shurgard Europe after March 31, 2008. Included in our condensed consolidated financial statements is interest expense incurred by Shurgard Europe of $6,597,000 for the six months ended June 30, 2008 (none during the three months ended June 30, 2008) and $5,381,000 and $10,470,000 for the three and six months ended June 30, 2007, respectively, relative to third-party debt (excluding the debt payable to Public Storage). Interest expense incurred by Shurgard Europe after March 31, 2008 is longer reflected on our financial statements.

     GAIN ON DISPOSITION OF AN INTEREST IN SHURGARD EUROPE: On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). Public Storage owns the remaining 49% interest and is the managing member of Shurgard Holdings. In exchange for the 51% interest in Shurgard Holdings, the investor paid Shurgard Holdings approximately (euro)383,200,000 ($605,627,000) on March 31, 2008. During the
three   months  ended  June  30,  2008,   the   investor   paid  an   additional
(euro)4,797,000 ($7,574,000) based upon the operating results (as defined) generated by Shurgard Europe during the three months ended March 31, 2008.

     Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we reduced our investment in Shurgard Europe by approximately  $305,048,000  for the pro rata  portion  of our  March  31,  2008 investment that was sold, and recognized a gain of $304,011,000 upon disposition, representing the difference between the net proceeds received of $609,059,000 and the pro rata portion of our investment sold of $305,048,000.

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

     The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the six months ended June 30, 2008.

     FOREIGN EXCHANGE GAIN (LOSS): At June 30, 2008, Shurgard Europe owed us approximately (euro)391.9 million ($618.7 million). We expect Shurgard Europe to obtain external financing in the next 12 to 24 months, but not later than March 31, 2010, which will fund the repayment of the loans. These amounts are denominated in Euros but have not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the three months ended June 30, 2008 and 2007, foreign currency translation losses of $2,000 and gains $5,553,000 were recorded in those periods, respectively. During the six months ended June 30, 2008 and 2007, we recorded foreign currency translation gains of $41,012,000 and $10,593,000, respectively. The U.S. Dollar exchange rate relative to the Euro was approximately 1.579 at both June 30, 2008 and March 31, 2008, and 1.472 at December 31, 2007.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying intercompany debt.

     INCOME (EXPENSE) FROM DERIVATIVES, NET: This represents the net gain or loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133, combined with net payments from derivative instruments. We recognized net expense of $43,000 in the six months ended June 30, 2008, as compared to net income of $1,771,000 and net expense of $1,009,000 for the same periods in 2007. We do not expect any further activity in derivatives because all such derivatives are owned by Shurgard Europe, which was deconsolidated effective March 31, 2008.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and six months ended June 30, 2008 and 2007:

                                                     Three Months Ended June 30,                  Six Months Ended June 30,
                                                ---------------------------------------     -------------------------------------
                                                    2008           2007       Change             2008         2007        Change
                                                ------------  ------------  ----------      ------------- ----------  -----------
                                                                                (Amounts in thousands)
        Preferred partnership interests.......  $     5,403    $    5,403    $      -        $   10,806   $  10,806     $     -
        Existing European Joint Ventures (a)..            -        (2,065)       2,065           (2,142)     (5,819)       3,677
        Other minority interests (b)..........        4,739         4,186          553            9,077       8,320          757
                                                ------------  ------------  ----------      ------------- ----------  -----------
            Total minority interests in income  $    10,142    $    7,524    $   2,618       $   17,741   $  13,307     $  4,434
                                                ============  ============  ==========      ============= ==========  ===========

     (a) These amounts reflect income allocated to minority interests from entities we acquired in the Shurgard Merger. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard. Included in minority interest in income is $3,184,000 in depreciation expense for the six months ended June 30, 2008, as compared to $2,774,000 and $5,607,000 for the three and six months ended June 30, 2007, respectively. As a result of the deconsolidation of Shurgard Europe on March 31, 2008, no minority interest in income was recognized for the Existing European Joint Ventures during the three months ended June 30, 2008.

     (b) The other minority interests include depreciation expense of $210,000 and $994,000 for the three and six months ended June 30, 2008, respectively, as compared to $578,000 and $1,168,000 for the same periods in 2007.

     Future minority interest will no longer include minority interest for the Existing European Joint Ventures, because Shurgard Europe was deconsolidated effective March 31, 2008. Such future minority interest in income for periods after March 31, 2008 is not included in our financial statements.

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


                                                                              For the Six Months Ended
                                                                                      June 30,
                                                                            ----------------------------
                                                                               2008             2007
                                                                            ------------    ------------
                                                                               (Amount in thousands)
Net cash provided by operating activities (a).........................      $   502,595     $   468,765
Allocable to minority interests (Preferred Units).....................          (10,806)        (10,806)
                                                                            ------------    ------------
Cash from operations allocable to our shareholders....................          491,789         457,959
Capital improvements to maintain our facilities.......................          (31,571)        (28,807)
                                                                            ------------    ------------
Remaining operating cash flow available for distributions to our                460,218         429,152
   shareholders.......................................................
Distributions paid:
   Preferred share dividends..........................................         (120,666)       (116,091)
   Equity Shares, Series A dividends..................................          (10,712)        (10,712)
   Common shareholders ($1.10 per share for the six months ended June 30,
   2008 and $1.00 per share for the same period in 2007) .............         (185,602)       (170,018)
                                                                            ------------    ------------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................      $   143,238     $   132,331
                                                                            ============    ============

     (a) Represents net cash provided from operating activities for each of the respective six month periods ended June 30, 2008 and 2007 as presented in our condensed consolidated statements of cash flows.

     (b) Cash available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash from operations available for principal payments on debt and reinvestment increased from $132.3 million in the six months ended June 30, 2007 to $143.2 million in the six months ended June 30, 2008. In addition, we have unrestricted cash on hand at June 30, 2008 totaling $775.0 million.

     Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at June 30, 2008, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, not withstanding current market conditions with respect to preferred stock are unfavorable.

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

     Our credit ratings on each of our series of preferred shares are "Baa1" by Moody's and "BBB" by Standard & Poor's.

     On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2008). We had no outstanding borrowings on our Credit Agreement at June 30, 2008 or August 8, 2008.

     At June 30, 2008, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the standby letters of credit, totaling $17.7 million.

     The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at June 30, 2008.

     EXISTING CASH BALANCES: At June 30, 2008, we retained significant cash balances totaling $775.0 million. These cash balances were generated principally due to the net proceeds we received from the disposition of a 51% interest in Shurgard Europe to an institutional investor. While these cash balances represent a significant amount of liquidity, they do dilute our cash flows from operations because they are invested generally in short-term cash investments earning nominal rates of interest of approximately 2.2% for the quarter ended June 30, 2008. This dilution will not be rectified until, and if, we invest these proceeds in real estate assets.

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

     We believe that our size and financial flexibility enables us to access capital when appropriate. Since the beginning of 2005 through June 30, 2008, we have raised approximately $2.6 billion of preferred securities and used approximately $1.2 billion of these net proceeds in order to redeem higher-coupon preferred securities. Over the past several months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing preferred securities is not currently a viable option.

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

     Aggregate dividends paid during the six months ended June 30, 2008 totaled $120.7 million to the holders of our Cumulative Preferred Shares, $185.6 million to the holders of our common shares and $10.7 million to the holders of our

Equity Shares, Series A. Although we have not finalized the calculation of our 2007 taxable income, we believe that the aggregate dividends paid in 2007 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During the six months ended June 30, 2008, we paid distributions totaling $10.8 million with respect to our Preferred Partnership Units. We estimate the 2008 distribution requirements with respect to the preferred partnership units outstanding at June 30, 2008, to be approximately $21.6 million. In addition, we estimate the 2008 distribution requirements with respect to our preferred shares outstanding at June 30, 2008, to be approximately $241.3 million, assuming no additional preferred share issuances or redemptions during 2008.

     For 2008, distributions with respect to the common shares and Equity Shares, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2008 will be $0.55 per common share. For the third quarter of 2008, a quarterly distribution of $0.55 per common share has been declared by our Board and will be payable on September 30, 2008 to shareholders of record as of September 15, 2008. Based upon shares outstanding as of June 30, 2008, we estimate a dividend payment with respect to our common shares of approximately $92.4 million for the third quarter of 2008. Notwithstanding the significant gain recognized for book purposes as a result of our disposition of 51% of Shurgard Europe, we currently do not expect an increase to be necessary to our 2008 distributions to meet our REIT distribution requirements.

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

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2008, we have budgeted approximately $92 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the six months ended June 30, 2008, we incurred capital improvements of approximately $31.6 million.

     EUROPEAN ACTIVITIES: Pursuant to our disposition of a 51% interest in Shurgard Europe on March 31, 2008 (see Note 3 to our June 30, 2008 condensed consolidated financial statements), the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified, principally to fix the interest rate to 7.5% per annum and extend the maturity date to March 31, 2009 (March 31, 2010 if Shurgard Europe exercises its option to extend one additional year). The note totaled approximately $618.7 million at June 30, 2008.

     We are committed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($481.5 million as of June 30, 2008) to fund Shurgard Europe's obligations with respect to its existing joint venture partnerships. We are also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities.

     We expect that Shurgard Europe will repay the loan no later than March 31, 2010 or sooner if capital markets become accessible to Shurgard Europe on appropriate terms. Given the difficulty in the credit markets, it is possible that Shurgard Europe may be unable to repay the loans prior to March 31, 2010. Our business operations are not dependent on the repayment of such loans, if Shurgard Europe is unable to repay the amounts due to Public Storage by March 31, 2010.

     DEBT SERVICE REQUIREMENTS: At June 30, 2008, we have total outstanding debt of approximately $690 million. We do not believe we have any significant refinancing risks with respect to our debt.

     Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2008, we have secured debt outstanding of $242.7 million, which encumbers 89 self-storage facilities with an aggregate net book value of approximately $604.6 million.

     We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal and interest payments. See Notes 7 and 8 to our June 30, 2008 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

     ACQUISITION OF REAL ESTATE ASSETS: During 2008, we have significant interest in acquiring real estate facilities, as well as related mortgage loans. However, it is difficult to estimate the amount of such acquisitions we will undertake. During the six months ended June 30, 2008, we acquired two self-storage facilities (approximately 211,000 net rentable square feet) located in California from third parties for an aggregate cost of $31.2 million.

     EXERCISE OF PURCHASE OPTION ON ACQUISITION JOINT VENTURE: On July 21, 2008, pursuant to the purchase option that we retained under the related partnership agreements, we acquired our partner's interest in the Acquisition Joint Venture for approximately $45,799,000. Of this amount, $38,398,000 will be accounted for as a reduction to Debt to Joint Venture Partner on our balance sheet, with the remainder of the payment accounted for as the acquisition cost of the remaining interest we do not own in the two facilities that we currently account for on the equity method. See Note 8 to our June 30, 2008 consolidated financial statements for further discussion regarding the terms of the Acquisition Joint Venture.

     DEVELOPMENT OF FACILITIES: At June 30, 2008, we have a development "pipeline" of 24 projects in the U.S. and one project in the United Kingdom, consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At June 30, 2008, we have acquired the land for all of these projects.

     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $71.1 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
AS OF JUNE 30, 2008

                                                                            Total
                                                    Number     Net        estimated         Costs incurred
                                                      of     rentable     development           through          Costs to
                                                   projects   sq. ft.        cost               06/30/08         complete
                                                   --------   -------     -----------       ---------------     ----------
                                                           (Amounts in thousands, except number of projects)
    Under construction                                10          496     $    53,503        $    32,388        $  21,115
    In development                                    15          570          56,174              6,226           49,948
                                                   --------   -------     -----------       ---------------     ----------
   Total Development Pipeline                         25        1,066     $   109,677        $    38,614        $  71,063
                                                   ========   =======     ===========       ===============     ==========


     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. The future costs with respect to all other development projects will be funded by us.

     CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at June 30, 2008 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):


                                   Total          2008            2009         2010         2011          2012       Thereafter
                                 -----------  -----------   ------------   -----------  ------------   ------------  ------------
Long-term debt (1) ............  $  794,930    $  38,877     $   47,511     $  48,895    $  250,354     $   74,549    $  334,744
Operating leases (2)...........     120,597        4,134          9,580        11,059         7,375          6,032        82,417
Construction commitments (3)...      21,115       19,004          2,111             -             -              -             -
                                 -----------  -----------   ------------   -----------  ------------   ------------  ------------
Total..........................  $  936,642    $  62,015     $   59,202     $  59,954    $  257,729     $   80,581    $  417,161
                                 ===========  ===========   ============   ===========  ============   ============  ============

     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our June 30, 2008 condensed consolidated financial statements for additional information on our notes payable. Debt to Joint Venture Partner is not reflected since we have not exercised our option to acquire our partner's interest.

     (2) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3) Includes obligations for facilities currently under construction at June 30, 2008 as described above under "Acquisition and Development of Facilities."

     We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts.

     OFF-BALANCE SHEET ARRANGEMENTS: At June 30, 2008 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

     SHARE REPURCHASE PROGRAM: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares.

     During 2004 and 2005, we repurchased 529,700 shares. During 2006 and 2007, we did not repurchase any shares. During 2008 (through August 8, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through August 8, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

     Future levels of repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common stock.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of common stock and preferred shares. At June 30, 2008, our debt as a percentage of total shareholders' equity (based on book values) was 7.7%.

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

     Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $651,941,000 and none, respectively, at June 30, 2008.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $315.6 million at June 30, 2008. We also have a note receivable from Shurgard Europe, which is denominated in Euros, totaling
(euro)391.9 million ($618,724,000) at June 30, 2008. We also have an obligation, in certain circumstances, to loan up to an additional (euro)305 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2008 (dollar amounts in thousands).


                            2008       2009        2010          2011        2012     Thereafter      Total     Fair Value
                         ---------   --------   -----------  -----------  ----------  -----------  ----------  --------------
Fixed rate debt........  $  20,925   $ 12,730   $   14,843   $  227,129   $ 55,336    $ 320,978    $  651,941   $ 651,941
Average interest rate..      6.73%      6.72%        6.71%        6.01%      5.80%        5.50%
-----------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $      -   $      -    $       -    $       -    $     -     $      -     $        -   $       -
Average interest rate..
-----------------------------------------------------------------------------------------------------------------------------

     (1) Amounts include borrowings under our line of credit, which expires in 2012.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

ITEM 1A.   RISK FACTORS
           ------------

     As of June 30, 2008, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
           -----------------------------------------------------------

     On June 12, 1998, our Board authorized the repurchase from time to time of up to 10,000,000 common shares on the open market or in privately negotiated transactions. On subsequent dates our Board increased the repurchase authorization, and on May 8, 2008, the Board increased the total repurchase authorization by 10,000,000 common shares to 35,000,000 common shares. During 2008 (through August 8, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through August 8, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

     Our share repurchase program does not have an expiration date. During the six months ended June 30, 2008, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Due to the Board's authorized increase in the total repurchase authorization on May 8, 2008, there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of August 8, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

     The Company held its annual meeting of shareholders on May 8, 2008, and the following matters were voted on at the meeting:

     1. The election of the following members of our Board for the succeeding year or until their successors are duly qualified and elected

                                         Total Votes
                               -------------------------------------
          Name                 Total Votes For  Total Votes Withheld
-----------------              ---------------  --------------------
B. Wayne Hughes                  149,651,971             3,593,730
Ronald L. Havner, Jr.            149,217,234             4,028,467
Dann V. Angeloff                 147,407,261             5,838,440
William C. Baker                 140,928,817            12,316,884
John T. Evans                    151,130,404             2,115,297
Uri P. Harkham                   150,423,512             2,822,189
B. Wayne Hughes, Jr.             138,420,921            14,824,780
Harvey Lenkin                    145,537,255             7,708,446
Gary E. Pruitt                   141,260,037            11,985,664
Daniel C. Staton                 151,200,431             2,045,270

     2. The Company's shareholders approved ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal
        year ended   December  31, 2008.  There were  139,349,857   votes  cast
        for ratification; 13,074,767 votes cast against ratification; 821,077 votes abstained; and no broker nonvotes.


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

                              DATED: August 8, 2008

                              PUBLIC STORAGE

                              By: /s/ John Reyes
                                  --------------
                                  John Reyes
                                  Senior Vice President and Chief Financial
                                  Officer  (Principal  financial officer and
                                  duly authorized officer)

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

10.34* Agreement dated April 16, 2008 between Registrant and executive. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 22, 2008 and incorporated herein by reference.

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