Form 10-Q
period 2008-09-30
Public Storage
filed 2008-11-10
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

                                       or

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

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of November 6, 2008:

Common Shares of beneficial interest, $.10 par value per share - 169,399,441 shares

                                 PUBLIC STORAGE

                                      INDEX


                                                                           Pages

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
             September 30, 2008 and December 31, 2007                         1

          Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 2008 and 2007          2

          Condensed Consolidated Statement of Shareholders' Equity
             for the Nine Months Ended September 30, 2008                     3

          Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2008 and 2007        4 - 5

          Notes to Condensed Consolidated Financial Statements           6 - 44

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations              45 - 75

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    75 - 76

Item 4.   Controls and Procedures                                            77

PART II.  OTHER INFORMATION (Items 3 and 5 are not applicable)
          -----------------

Item 1.   Legal Proceedings                                                  78

Item 1A.  Risk Factors                                                       78

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        78

Item 6.   Exhibits                                                           78

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                      September 30,        December 31,
                                                                                          2008                 2007
                                                                                   -----------------    ------------------
                                                                                         (Unaudited)
                                       ASSETS

Cash and cash equivalents....................................................      $     789,294        $     245,444
Real estate facilities, at cost:
   Land......................................................................          2,717,947            3,021,309
   Buildings.................................................................          7,455,134            8,637,498
                                                                                   -----------------    ------------------
                                                                                      10,173,081           11,658,807
   Accumulated depreciation..................................................         (2,317,190)          (2,128,225)
                                                                                   -----------------    ------------------
                                                                                       7,855,891            9,530,582
   Construction in process...................................................             45,419               60,324
                                                                                   -----------------    ------------------
                                                                                       7,901,310            9,590,906

Investment in real estate entities...........................................            600,161              306,743
Goodwill.....................................................................            174,634              174,634
Intangible assets, net.......................................................             55,344              173,745
Restricted cash..............................................................             18,614               18,972
Note receivable from affiliate...............................................            566,084                    -
Other assets.................................................................             89,802              132,658
                                                                                   -----------------    ------------------
              Total assets...................................................      $  10,195,243        $  10,643,102
                                                                                   =================    ===================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................      $     646,059        $   1,031,847
Debt to joint venture partner................................................                  -               38,081
Accrued and other liabilities................................................            255,337              303,357
                                                                                   -----------------    ------------------
         Total liabilities...................................................            901,396            1,373,285
Minority interest:
   Preferred partnership interests...........................................            325,000              325,000
   Other partnership interests...............................................             39,452              181,688
Commitments and contingencies (Note 14)
Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 1,739,500 shares issued (in series) and
     outstanding, (1,739,500 at December 31, 2007) at liquidation preference.          3,527,500            3,527,500
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,239,183 shares issued and outstanding (169,422,475 at
    December 31, 2007).......................................................             16,824               16,943
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000
     shares authorized, 8,744.193 shares issued and outstanding..............                  -                    -
   Paid-in capital...........................................................          5,558,579            5,653,975
   Cumulative net income.....................................................          4,744,313            3,960,827
   Cumulative distributions paid.............................................         (4,921,750)          (4,446,181)
   Accumulated other comprehensive income....................................              3,929               50,065
                                                                                   -----------------    ------------------
         Total shareholders' equity..........................................          8,929,395            8,763,129
                                                                                   -----------------    ------------------
              Total liabilities and shareholders' equity.....................      $  10,195,243        $  10,643,102
                                                                                   =================    ===================

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                -----------------------------    ------------------------------
                                                                   2008              2007            2008             2007
                                                                -------------    ------------    -------------   --------------
Revenues:
   Self-storage rental income..............................     $    393,326     $   427,798     $  1,199,491    $  1,237,378
   Ancillary operating revenue.............................           32,079          37,165           98,958         106,252
   Interest and other income...............................           11,485           3,257           25,343           6,337
                                                                -------------    ------------    -------------   --------------
                                                                     436,890         468,220        1,323,792       1,349,967
                                                                -------------    ------------    -------------   --------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities..............................          121,833         143,371          407,102         441,200
      Ancillary operations.................................            9,836          22,149           45,413          61,810
  Depreciation and amortization............................           92,031         147,741          309,900         491,617
  General and administrative...............................            8,879          11,416           56,968          49,397
  Interest expense.........................................            9,099          15,257           35,187          48,772
                                                                -------------    ------------    -------------   --------------
                                                                     241,678         339,934          854,570       1,092,796
                                                                -------------    ------------    -------------   --------------
Income from continuing operations before equity in earnings
   of real estate entities, gain on disposition of an interest in Shurgard Europe, gain on disposition of other real
   estate investments, casualty gain (loss), foreign currency exchange (loss) gain, income (expense)from derivatives
   and minority interest in income.........................          195,212         128,286          469,222         257,171
Equity in earnings of real estate entities.................            6,318           3,424           13,679          10,183
Gain on disposition of an interest in Shurgard Europe
   (Note 3)................................................                -               -          341,865               -
Gain on disposition of other real estate investments.......            1,024              92              932           2,330
Casualty gain (loss).......................................             (525)              -             (525)          2,665
Foreign currency exchange (loss) gain......................          (53,172)         30,384          (12,160)         40,977
Income (expense) from derivatives, net.....................                -             117              (43)          1,126
 Minority interest in income...............................          (10,611)         (8,304)         (28,352)        (21,611)
                                                                -------------    ------------    -------------   --------------
Income from continuing operations..........................          138,246         153,999          784,618         292,841
Discontinued operations....................................             (915)         (1,233)          (1,132)         (3,193)
                                                                -------------    ------------    -------------   --------------
Net income.................................................     $    137,331     $   152,766     $    783,486    $    289,648
                                                                =============    ============    =============   ==============
Net income allocated to:
   Preferred shareholders..................................     $     60,333     $    60,333     $    180,999    $    176,424
   Equity Shares, Series A.................................            5,356           5,356           16,068          16,068
   Common shareholders.....................................           71,642          87,077          586,419          97,156
                                                                -------------    ------------    -------------   --------------
                                                                $    137,331     $   152,766     $    783,486    $    289,648
                                                                =============    ============    =============   ==============
Net income per common share - basic
   Continuing operations...................................     $       0.44     $      0.52     $       3.50    $       0.59
   Discontinued operations.................................            (0.01)          (0.01)           (0.01)          (0.02)
                                                                -------------    ------------    -------------   --------------
                                                                $       0.43     $      0.51     $       3.49    $       0.57
                                                                =============    ============    =============   ==============
Net income per common share - diluted
   Continuing operations...................................     $       0.43     $      0.52     $       3.48    $       0.59
   Discontinued operations.................................            (0.01)          (0.01)           (0.01)          (0.02)
                                                                -------------    ------------    -------------   --------------
                                                                $       0.42     $      0.51     $       3.47    $       0.57
                                                                =============    ============    =============   ==============
Net income per depositary share of Equity Shares, Series A
   (basic and diluted) ....................................     $       0.61     $      0.61     $       1.84    $       1.84
                                                                =============    ============    =============   ==============
Basic weighted average common shares outstanding...........          168,133         169,374          168,248         169,317
                                                                =============    ============    =============   ==============
Diluted weighted average common shares outstanding.........          168,919         170,085          168,988         170,166
                                                                =============    ============    =============   ==============
Weighted average shares of Equity Shares, Series A (basic
   and diluted)............................................            8,744           8,744            8,744           8,744
                                                                =============    ============    =============   ==============

                            See accompanying notes.

                                 PUBLIC STORAGE
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)



                                                               Cumulative                                       Cumulative Net
                                                            Preferred Shares   Common Shares  Paid-in Capital       Income
                                                            ----------------   -------------  ---------------   --------------

Balance at December 31, 2007..............................    $  3,527,500      $   16,943     $  5,653,975      $  3,960,827

Issuance of common shares in connection with:
   Exercise of employee stock options (263,636  shares)...               -              26            9,842                 -
   Vesting of restricted shares (73,268 shares) ..........               -               7               (7)                -

Repurchase of common shares (1,520,196 shares) (Note 10) .               -            (152)        (111,751)                -

Stock-based compensation expense (Note 12) ...............               -               -            6,520                 -

Net income................................................               -               -                -           783,486

Cash distributions:
   Cumulative preferred shares (Note 10)..................               -               -                -                 -
   Equity Shares, Series A ($1.838 per depositary share)..               -               -                -                 -
   Common Shares ($1.65 per share)........................               -               -                -                 -

Other comprehensive loss (Note 2).........................               -               -                -                 -
                                                            ----------------   -------------  ---------------   --------------
Balance at September 30, 2008.............................    $  3,527,500      $   16,824     $  5,558,579      $  4,744,313
                                                            ================   =============  ===============   ==============


                                                                                  Accumulated
                                                                                      Other             Total
                                                                  Cumulative      Comprehensive     Shareholders'
                                                                Distributions         Income           Equity
                                                                -------------     -------------     -------------

Balance at December 31, 2007..............................      $ (4,446,181)     $     50,065      $  8,763,129

Issuance of common shares in connection with:
   Exercise of employee stock options (263,636  shares)...                 -                 -             9,868
   Vesting of restricted shares (73,268 shares) ..........                 -                 -                 -

Repurchase of common shares (1,520,196 shares) (Note 10) .                 -                 -          (111,903)

Stock-based compensation expense (Note 12) ...............                 -                 -             6,520

Net income................................................                 -                 -           783,486

Cash distributions:
   Cumulative preferred shares (Note 10)..................          (180,999)                -          (180,999)
   Equity Shares, Series A ($1.838 per depositary share)..           (16,068)                -           (16,068)
   Common Shares ($1.65 per share)........................          (278,502)                -          (278,502)

Other comprehensive loss (Note 2).........................                 -           (46,136)          (46,136)
                                                                -------------     -------------     -------------
Balance at September 30, 2008.............................      $ (4,921,750)     $      3,929      $  8,929,395
                                                                =============     =============     ==============

                            See accompanying notes.
                                       3

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                   ------------------------------
                                                                                        2008             2007
                                                                                   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................        $  783,486      $   289,648
   Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of note premium, net of increase in debt to joint venture
       partner (Notes 7 and 8)..............................................            (3,645)          (3,592)
    Gain on disposition and realized currency translation gain associated
       with disposition of an interest in Shurgard Europe (Note 3)..........          (341,865)               -
    Gain on disposition of real estate and real estate investments
       (Notes 4 and 14).....................................................              (932)          (2,330)
    Depreciation and amortization including discontinued operations.........            309,911         492,030
    Equity in earnings of real estate entities..............................            (13,679)        (10,183)
    Distributions received from the real estate entities....................             31,471          17,185
    Foreign currency exchange loss (gain)...................................             12,160         (40,977)
    Expense (income) from derivatives, net..................................                 43          (1,126)
    Minority interest in income.............................................             28,352          21,611
    Distributions paid to other minority interests..........................            (12,727)        (15,828)
    Other operating activities..............................................              3,959           6,251
                                                                                   -------------    -------------
       Total adjustments....................................................             13,048         463,041
                                                                                   -------------    -------------
       Net cash provided by operating activities............................            796,534         752,689
                                                                                   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital improvements to real estate facilities .........................            (72,629)        (49,453)
    Construction in process.................................................            (57,972)        (81,134)
    Acquisition of real estate facilities...................................            (31,608)        (72,787)
    Acquisition of interest held by joint venture partner (Note 8)..........            (45,799)              -
    Proceeds from the disposition of an interest in Shurgard Europe (Note 3)            609,059               -
    Deconsolidation of Shurgard Europe (Note 3).............................            (34,588)              -
    Deconsolidation of partnerships (Note 2)................................                  -             (65)
    Proceeds from sales of real estate......................................              1,133           2,008
    Sale of real estate investments to affiliates...........................                  -           4,909
    Reductions (additions) to restricted cash...............................                358            (944)
    Investment in Shurgard Europe...........................................            (54,702)              -
    Proceeds from sales of held-to-maturity debt securities (Note 2)........                181           6,019
    Other investing activities..............................................             21,878         (16,926)
                                                                                   -------------    -------------
       Net cash provided by (used in) investing activities..................            335,311        (208,373)
                                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on notes payable.....................................            (10,860)       (504,658)
    Net repayments on bank credit facilities................................                  -        (345,000)
    Proceeds from borrowings on debt of Existing European Joint Ventures....             14,654          39,602
    Net proceeds from the issuance of common shares.........................              9,868           8,052
    Net proceeds from the issuance of cumulative preferred shares...........                  -         651,892
    Repurchases of common shares............................................           (111,903)              -
    Redemption of cumulative preferred shares...............................                  -        (302,150)
    Distributions paid to shareholders......................................           (475,569)       (447,514)
    Distributions paid to holders of preferred partnership interests........            (16,209)        (16,209)
                                                                                   -------------    -------------
       Net cash used in financing activities................................           (590,019)       (915,985)
                                                                                   -------------    -------------
Net increase (decrease) in cash and cash equivalents........................            541,826        (371,669)
Net effect of foreign exchange translation on cash..........................              2,024           4,571
                                                                                   -------------    -------------
Cash and cash equivalents at the beginning of the period....................            245,444         535,684
                                                                                   -------------    -------------
Cash and cash equivalents at the end of the period..........................         $  789,294      $  168,586
                                                                                   =============    =============

                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                   (Unaudited)

                                   (Continued)

                                                                                      For the Nine Months Ended
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:                       September 30,
                                                                                   ------------------------------
                                                                                        2008             2007
                                                                                   -------------    -------------
   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation..............          $ (94,488)      $ (99,305)
       Construction in process..............................................               (956)         (3,610)
       Investment in real estate entities...................................             31,410               -
       Intangible assets, net...............................................             (4,536)        (14,718)
       Note receivable from affiliate.......................................             52,738               -
       Other assets.........................................................             (3,742)         (4,694)
       Notes payable........................................................             28,912          26,337
       Accrued and other liabilities........................................              5,879           7,094
       Minority interest - other partnership interests......................              7,249           8,134
       Accumulated other comprehensive income...............................            (20,442)         85,333

   Deconsolidation of Shurgard Europe:
       Real estate facilities, net of accumulated depreciation..............          1,693,524               -
       Construction in process..............................................             10,886               -
       Investment in real estate entities...................................           (594,330)              -
       Note receivable from affiliate.......................................           (618,822)              -
       Intangible assets, net...............................................             78,135               -
       Other assets.........................................................             68,486               -
       Notes payable........................................................           (424,995)              -
       Accrued and other liabilities........................................            (98,571)              -
       Minority interest - other partnership interests......................           (148,901)              -

   Deconsolidation of real estate entities:
       Real estate facilities, net of accumulated depreciation..............                  -          41,409
       Investment in real estate entities...................................                  -         (23,079)
       Intangible assets, net...............................................                  -           1,816
       Other assets.........................................................                  -             344
       Notes payable........................................................                  -         (19,329)
       Accrued and other liabilities........................................                  -            (544)
       Minority interests...................................................                  -            (682)

   Real estate acquired in exchange for assumption of mortgage note.........            (10,250)              -
   Mortgage note assumed in connection with the acquisition of real estate..             10,250               -

   Revaluation of debt to joint venture partner:
       Debt to joint venture partner........................................                224               -
       Other assets.........................................................               (224)              -

                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              In addition to our self-storage facilities, we own interests in commercial properties containing commercial and industrial space for rent and conduct other ancillary operations at our self-storage locations comprised principally of reinsurance of policies against losses to goods stored by our self-storage tenants, retail sales of storage related products and truck rentals.

              At September 30, 2008, we had direct and indirect equity interests in 2,017 self-storage facilities located in 38 states operating under the "Public Storage" name, and 179 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the United States (the "U.S.") primarily operated under the "PS Business Parks" name.

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

              Certain amounts previously reported have been reclassified to conform to the September 30, 2008 presentation. Certain reclassifications have also been made from previous presentations as a result of discontinued operations.

     Consolidation Policy
     --------------------

              Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              Collectively, at September 30, 2008, the Company and the Consolidated Entities own a total of 2,000 real estate facilities, consisting of 1,991 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities.

              At September 30, 2008, the Unconsolidated Entities are comprised of our interest in Shurgard Europe, PS Business Parks, Inc. ("PSB"), and various limited and joint venture partnerships (the "Other Investments"). At September 30, 2008, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 178 self-storage facilities in Europe with 9.3 million net rentable square feet, and the Other Investments own in aggregate 26 self-storage facilities in the U.S.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              Due to the short period to maturity of our cash and cash equivalents, accounts receivable and other financial instruments included in other assets, and accrued and other liabilities, we believe the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value.

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and notes receivable from affiliates. Cash and cash equivalents, consisting of short-term investments, including commercial paper, are only invested in entities with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of small individual customer balances. Our note receivable totaling $566,084,000 at September 30, 2008 is owed to us by Shurgard Europe. Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity, and we have sufficient creditor rights, such that credit risk is minimal.

              At September 30, 2008, we have an investment in Shurgard Europe, and one wholly owned real estate facility in London, England. In addition, the aforementioned note receivable from Shurgard Europe is denominated in Euros. Accordingly, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Restricted Cash
     ---------------

              Restricted cash at September 30, 2008 and December 31, 2007, consists of cash held by our captive insurance entities which, due to insurance and other regulations, can only be utilized to pay insurance claims of these entities.

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

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate impairment of goodwill annually. If the fair value of the reporting unit to which the goodwill applies is equal to or greater than the carrying amount of the assets of the reporting unit, including the goodwill, the goodwill is considered unimpaired. If the fair value of the reporting unit including goodwill is less than the carrying amount, we compute the implied fair value of the goodwill based upon the allocations that would be made to the goodwill, other assets and liabilities of the reporting unit as if a business combination transaction was consummated at the fair value of the reporting unit, and an impairment loss is recorded to the extent that the implied fair value of the goodwill is less than the goodwill's carrying amount. No impairment of our goodwill was identified in our annual evaluation at December 31, 2007, and no impairment indicators were noted through September 30, 2008.

              We evaluate impairment of long-lived assets on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of a long-lived asset, b) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the long-lived asset, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition or construction of the long-lived asset, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long-lived asset. When any such indicators of impairment are noted, we compare the carrying value of these assets to the future estimated undiscounted cash flows attributable to these assets. If the asset's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the asset's estimated fair value.

              Any long-lived assets which we expect to sell or otherwise dispose of prior to their previously estimated useful life are stated at what we estimate to be the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations as of September 30, 2008.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities at September 30, 2008 consist primarily of real property tax accruals, tenant prepayments of rents, trade payables, losses and loss adjustment liabilities for our self-insured risks (described below), accrued interest and, at December 31, 2007, value-added tax accruals with respect to Shurgard Europe. Accrued and other liabilities included $95,444,000 related to Shurgard Europe at December 31, 2007, which we deconsolidated effective March 31, 2008 as described in Note 3.

              We are self-insured for a portion of the risks associated with our property and casualty losses, workers compensation and employee health care. We also utilize third-party insurance carriers to limit our self insurance exposure. We accrue liabilities for uninsured losses and loss adjustment expense, which at September 30, 2008 totaled $28,358,000 ($26,643,000 at December 31, 2007). Liabilities for losses and loss adjustment expenses include estimates we determine from loss reports with respect to identified individual cases and an amount, based on recommendations from an independent actuary that is a member of the American Academy of Actuaries using a frequency and severity method, for losses incurred but not reported.

              Through a wholly-owned subsidiary, we reinsure a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants in our self-storage facilities for individual limits up to a maximum of $5,000. We purchase third-party insurance coverage for losses from any individual event that exceeds a loss of $1,000,000, to a maximum of $49,000,000. Estimated uninsured losses are accrued and expensed as ancillary costs of operations.

              While we believe that the amount of estimated accrued liabilities with respect to tenant claims, property, casualty, workers compensation and employee healthcare are adequate, the ultimate losses that are actually paid will vary from what we have accrued. The methods for making such estimates and for establishing the resulting liabilities are regularly reviewed.

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments (principally Domestic Self-Storage) is based directly on such acquisitions. Our goodwill has an

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     indeterminate life in accordance with the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"). Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of September 30, 2008 and December 31, 2007 in our accompanying condensed consolidated balance sheets.

     Other Intangible Assets
     -----------------------

              As we acquire real estate facilities, we also acquire intangible assets representing primarily the tenants in place at the date of the acquisition of each respective facility. The value of these tenants represent a finite-lived intangible asset (a "Tenant Intangible"), and these assets are amortized relative to the benefit of the tenants in place to each period. At September 30, 2008, our finite-lived intangibles have a book value of $36,520,000 ($154,921,000 at December 31, 2007), which is net of accumulated  amortization of $332,091,000  ($423,788,000 at December 31,
     2007). During the nine months ended September 30, 2008, intangible assets were increased by approximately $4,536,000 due to the impact of changes in foreign currency exchange rates, $804,000 in connection with the acquisition of the remaining interests in the Acquisition Joint Venture (Note 8) and $1,766,000 for the acquisition of Tenant Intangibles in connection with the acquisition of self-storage facilities (Note 4). On March 31, 2008, finite-lived intangible assets decreased approximately $78,135,000 due to the deconsolidation of Shurgard Europe, as described more fully in Note 3 below.

              Amortization expense of $7,239,000 and $53,320,000 was recorded for our finite-lived intangible assets for the three months ended September 30, 2008 and 2007, respectively, and $47,372,000 and $210,471,000, for the nine months ended September 30, 2008 and 2007, respectively. The estimated future amortization expense for our finite-lived intangible assets is as follows:

       2008 (remainder of)                $     3,608,000
       2009                                     4,468,000
       2010                                     2,664,000
       2011                                     2,485,000
       2012                                     2,381,000
       2013 and beyond                         20,914,000


              We also have an intangible representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at September 30, 2008 and December 31, 2007. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted in the most recent annual analysis at December 31, 2007.

     Revenue and Expense Recognition
     -------------------------------

              Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Tenant reinsurance premiums are recognized as premium revenue when earned. Revenues from merchandise sales and truck rentals are recognized when earned. Interest and other income is recognized as earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

              We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected. Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Foreign Currency Exchange Translation
     -------------------------------------

              The local currency is the functional currency for the European operations that we have an interest in. Assets and liabilities included on our consolidated balance sheet are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of Shurgard Europe's operations, was translated at an end-of-period exchange rate of approximately 1.445 U.S. Dollars per Euro at September 30, 2008 and 1.579 at June 30, 2008 (1.472 at December 31, 2007),
     and average exchange rates of 1.504 and 1.374 for the three months ended September 30, 2008 and 2007, respectively, and 1.521 and 1.344 for the nine months ended September 30, 2008 and 2007, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

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

              SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. Liabilities measured at fair value on a recurring basis as of September 30, 2008 include our debt to joint venture partner, which is described in Note 8, and our estimate of the fair value of Other Minority Interests, described in Note
     9. Each of these liabilities is valued based upon significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

     Note Receivable from Affiliate
     ------------------------------

              As of September 30, 2008, we had a note receivable from Shurgard Europe totaling $566,084,000 ($561,182,000 at December 31, 2007, which was

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     eliminated in consolidation). Effective March 31, 2008, as a result of the Europe Transaction, Shurgard Europe is no longer consolidated, accordingly, the note receivable is no longer eliminated in consolidation and is presented as "Note Receivable from Affiliate" (see Note 3).

              In connection with the Europe Transaction, the terms of the note were modified. The outstanding loan balance was increased by approximately
     (euro)10,529,000 ($16,626,000) on March 31, 2008 due to the conversion of a portion of our equity investment into intercompany debt. The note bears interest at a fixed rate of 7.5% per annum, and has an initial term of one year expiring March 31, 2009, and an additional one year extension at Shurgard Europe's option. If Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard (collectively, the "Existing European Joint Ventures"), joint ventures in which Shurgard Europe has a 20% interest, and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($440.6 million as of September 30, 2008) for the acquisition. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including the outcome of pending arbitration proceedings with the joint venture partner and whether we assent to the acquisition.

              The terms of the note receivable included Shurgard Europe's payment of a 1% arrangement fee of (euro)3,919,000. These fees are being amortized through March 31, 2009. During the three and nine months ended September 30, 2008, we recorded interest income of $341,000 and $698,000, respectively, (which represents the aggregate amortization of the fee, less our 49% pro-rata share of the fee which is shown as "equity in earnings of real estate entities"), in connection with these fees.

              The note receivable is denominated in Euros and is converted to U.S. Dollars on our balance sheet. At the end of each applicable period, because we have expected repayment within one to two years, we have been recognizing foreign exchange rate gains or losses as a result of changes in exchange rates between the Euro and the U.S. Dollar during each period in 2008 and 2007. During the three months ended September 30, 2008, the balance of this loan decreased due to foreign currency losses totaling $53,172,000, as compared to an increase due to foreign currency gains of $30,384,000 during the three months ended September 30, 2007. During the nine months ended September 30, 2008, such foreign currency losses totaled $12,160,000, as compared to an increase due to foreign currency gains of $40,977,000 during the nine months ended September 30, 2007. See Note 5 for a discussion of interest and other income with respect to this note.

     Other Comprehensive Income
     --------------------------

              We reflect other comprehensive income (loss) for our pro-rata share of currency translation adjustments related to Shurgard Europe or our operations in London, England which are not already reflected in our current net income. Such other comprehensive income (loss) is reflected as a direct adjustment to "Accumulated Other Comprehensive Income" in the equity section of our balance sheet.

              Total comprehensive income for each period reflects our net income, plus our other comprehensive income for the period.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

              The following table reflects the components of our other comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended        For the Nine Months Ended
                                                         September 30,                     September 30,
                                                   ----------------------------   ----------------------------
                                                       2008            2007          2008             2007
                                                   ------------    ------------   -----------     ------------
                                                                      (Amounts in thousands)
     Net income................................    $  137,331      $  152,766     $  783,486      $  289,648
     Other comprehensive income:
        Aggregate foreign currency translation
           adjustments for the period..........       (85,760)         58,396        (20,442)         85,333
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain on
           disposition of an interest in
           Shurgard Europe" (Note 3)...........             -               -        (37,854)              -
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency loss (gain)"...        53,172         (30,384)        12,160         (40,977)
                                                   ------------    ------------   -----------     ------------
     Other comprehensive income (loss) for the
           period..............................       (32,588)         28,012        (46,136)         44,356
                                                   ------------    ------------   -----------     ------------
     Total comprehensive income................    $  104,743      $  180,778     $  737,350      $  334,004
                                                   ============    ============   ===========     ============

     Accounting for Casualty Losses
     ------------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the three and nine months ended September 30, 2008, we recorded casualty losses of $525,000 due to damage caused by hurricanes comprised of $250,000 in impairment charges to our facilities and $275,000 in other expenses. During the nine months ended September 30, 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of contingent proceeds relating to hurricanes which occurred in 2005.

     Derivative Financial Instruments
     --------------------------------

              Shurgard Europe has certain derivative financial instruments in its two joint venture partnerships, including interest rate caps, interest rate swaps, cross-currency swaps and foreign currency forward contracts. These derivatives were entered into by the joint venture partnerships in order to mitigate currency and exchange rate fluctuation risk in connection with borrowings, and are not for speculative or trading purposes. Since we acquired an interest in Shurgard Europe in August 2006, none of the derivatives were considered effective hedges because at the time we acquired them, we believed it was not highly likely that the debt and the related derivative instruments would remain outstanding for their entire contractual period. Accordingly, for periods where Shurgard Europe was consolidated (see Note 3) all changes in the fair values of the derivatives are reflected in earnings, along with the related cash flows from these instruments, under "Income from derivatives, net" on our condensed consolidated statements of income.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

     Discontinued Operations
     -----------------------

              We segregate all of our disposed facilities that have operations that can be distinguished from the rest of the Company (generally, complete self-storage or containerized storage facilities) and will be eliminated from the ongoing operations of the Company, due to a sale or facility closure. The following table summarizes the historical operations with respect to these facilities:

                                    For the Three Months    For the Nine Months
                                     Ended September 30,     Ended September 30,
                                    --------------------   ---------------------
                                      2008        2007        2008       2007
                                    ---------  ---------   ---------   ---------
                                              (Amounts in thousands)
Rental income.....................   $   271    $   950     $ 1,104     $ 2,738
Cost of operations................    (1,167)    (1,105)     (2,209)     (4,647)
Depreciation expense..............        (3)      (207)        (11)       (413)
Loss..............................       (16)      (871)        (16)       (871)
                                    ---------  ---------   ---------   ---------
Total discontinued operations.....   $  (915)   $(1,233)    $(1,132)    $(3,193)
                                    =========  =========   =========   =========

     Net Income per Common Share
     ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders ($60,333,000 and $180,999,000 for the three and nine months ended September 30, 2008, respectively, and $60,333,000 and $176,424,000 for the three and nine months ended September 30, 2007, respectively), to arrive at net income allocable to our common shareholders.

              The remaining net income is allocated among our regular common shares and our Equity Shares, Series A using the two-class method which allocates income based upon the dividends declared (or accumulated) for each security in the period, combined with each security's rights to earnings (or losses) that were not distributed to shareholders. Under this method, the Equity Shares, Series A, were allocated net income of $5,356,000 and $16,068,000 for each of the three and nine months ended September 30, 2008 and 2007, respectively. Net income of $71,642,000 and $586,419,000 for the three and nine months ended September 30, 2008, respectively, and $87,077,000 and $97,156,000 for the three and nine months ended September 30, 2007, respectively, were allocated to the regular common shareholders.

              Basic net income per share is computed using the weighted average common shares outstanding (prior to the dilutive impact of stock options and restricted share units outstanding). Diluted net income per common share is computed using the weighted average common shares outstanding (adjusted for the impact, if dilutive, of stock options and restricted share units outstanding).

     Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Business Combinations
     ---------------------

              In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred and acquired research and development value be capitalized. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The application of SFAS No.141(R) would have an impact on our results of operations and financial position beginning January 1, 2009 to the extent that we enter into any business combinations in the future.

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

              In connection with the Europe Transaction, the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified (see
     Note 2 under "Note Receivable from Affiliate,").

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

                                                   Total
                                              --------------
Real estate facilities, net.............      $(1,693,524)
Construction in progress................          (10,886)
Intangible assets.......................          (78,135)
Cash....................................          (34,588)
Note receivable from affiliate..........          618,822
Other assets............................          (68,486)
Notes payable...........................          424,995
Accrued and other liabilities...........           98,571
Minority interest - other partnership
interests...............................          148,901
                                              --------------
                                                $(594,330)
                                              ==============

              Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we recognized a gain of $304,011,000, representing the difference between the net proceeds received and the pro rata portion of our investment sold. The receivable was paid by the investor in June 2008.

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

              The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the nine months ended September 30, 2008.

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for the three months ended March 31, 2008 and three and nine months ended September 30, 2007, respectively. Commencing April 1, 2008, our pro rata share of operations of Shurgard Europe are reflected on our income statement under equity in earnings of real estate entities. See Note 5, "Investment in Shurgard Europe" for further analysis of our earnings from Shurgard Europe for the three and nine months ended September 30, 2008.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

4.   Real Estate Facilities

              Activity in real estate facilities is as follows:

                                                              Nine Months Ended
                                                                September 30,
                                                                    2008
                                                              -----------------
                                                                 (Amounts in
                                                                  thousands)
Operating facilities, at cost:
  Beginning balance.......................................      $ 11,658,807
  Capital improvements....................................            72,629
  Acquisition of real estate facilities from third parties            40,092
  Newly developed facilities opened for operation.........            62,947
  Acquisition of real estate facilities from joint venture
     partner (Note 8).....................................             7,950
  Deconsolidation of Shurgard Europe (Note 3).............        (1,766,122)
  Disposition of real estate facilities...................              (931)
  Casualty loss (Note 2)..................................              (464)
  Impact of foreign exchange rate changes.................            98,173
                                                              -----------------
  Ending balance..........................................        10,173,081
                                                              -----------------
Accumulated depreciation:
  Beginning balance.......................................        (2,128,225)
  Depreciation expense....................................          (258,206)
  Deconsolidation of Shurgard Europe (Note 3).............            72,598
  Casualty loss (Note 2)..................................               214
  Disposition of real estate facilities...................               114
  Impact of foreign exchange rate changes.................            (3,685)
                                                              -----------------
  Ending balance..........................................        (2,317,190)
                                                              -----------------
Construction in process:
   Beginning balance......................................            60,324
   Current development....................................            57,972
   Newly developed facilities opened for operation........           (62,947)
  Deconsolidation of Shurgard Europe (Note 3) ............           (10,886)
   Impact of foreign exchange rate changes................               956
                                                              -----------------
   Ending balance.........................................            45,419
                                                              -----------------
 Total real estate facilities.............................      $  7,901,310
                                                              =================

              During the nine months ended September 30, 2008, we completed a newly developed facility with approximately 49,000 net rentable square feet at a total cost of $5,592,000, five expansion projects in the U.S. which in aggregate added approximately 236,000 net rentable square feet of self-storage space at a total cost of $17,971,000 and one expansion project in London, England which added approximately 21,000 net rentable square feet of self-storage space at a total cost of $5,921,000. During the nine months ended September 30, 2008, we acquired four self-storage facilities (approximately 368,000 net rentable square feet) in the U.S. from third parties for an aggregate cost of $41,858,000, consisting of $31,608,000 in cash and assumed mortgage debt totaling $10,250,000. The aggregate cost was allocated $40,092,000 to real estate facilities and $1,766,000 to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

              Also in the three months ended March 31, 2008, prior to its deconsolidation, Shurgard Europe completed three development projects in Europe at a total cost of $33,463,000.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

              Construction in process at September 30, 2008 includes the development costs relating to 19 projects (910,000 net rentable square feet), consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities, with costs incurred of $45,419,000 at September 30, 2008 and total estimated costs to complete of $55,844,000.

              From time to time, our facilities are subject to condemnation proceedings, resulting in disposal of a portion or, in some cases, the entire facility. In addition, we dispose of unused parcels of land in certain cases. During the nine months ended September 30, 2008, we received proceeds for such disposals aggregating $1,749,000 and recorded a gain of $932,000 as a result of these transactions. During the nine months ended September 30, 2007, we received proceeds for such disposals aggregating $2,008,000 and recorded a gain of $1,136,000 as a result of these transactions. In connection with the sale of limited liability partner interests in Shurgard Europe (Note 9), we also recorded a gain of $1,194,000 for the nine months ended September 30, 2007, representing the excess of the sales proceeds over the book value of the interests sold. Each of these items is reflected in Gain on Disposition of Other Real Estate investments on our accompanying condensed consolidated statements of income.

              We capitalize interest incurred on debt during the course of construction of our self-storage facilities. Interest capitalized for the three and nine months ended September 30, 2008 was $448,000 and $1,630,000, respectively, as compared to $1,297,000 and $3,011,000 for the same periods in 2007.

5.   Investment in Real Estate Entities
     ----------------------------------

              For the three and nine months ended September 30, 2008, we recognized earnings from our investments in real estate entities of $6,318,000 and $13,679,000, respectively, as compared to $3,424,000 and
     $10,183,000 for the same periods in 2007. For the nine months ended September 30, 2008 and 2007, we received cash distributions totaling $31,471,000 and $17,185,000, respectively.

              Our investments in real estate entities increased by $293,418,000 due to (i) the deconsolidation of Shurgard Europe which increased our investment by $289,282,000, representing our remaining 49% interest, and
     (ii) additional investments in Shurgard Europe totaling $54,702,000, offset by decreases due to (iii) foreign currency translation adjustments totaling $31,410,000, (iv) the acquisition of the remaining interest that we did not own in the Acquisition Joint Venture which decreased our investments in real estate entities by $1,364,000 (see Note 8) and (v) distributions in excess of equity in earnings totaling $17,792,000.

              The following table sets forth our investments in the real estate entities at September 30, 2008 and December 31, 2007, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


                                                               Equity in Earnings of Real
                                                                Estate Entities for the    Equity in Earnings of Real
                                 Investments in Real Estate       Three Months Ended      Estate Entities for the Nine
                                       Entities at                    September 30,          Months Ended September 30,
                                -----------------------------  -------------------------- -----------------------------
                                 September 30,  December 31,
                                     2008           2007          2008          2007           2008         2007
                                -------------- --------------  ----------   ------------- ------------  ---------------
PSB..........................   $   265,435     $   273,717    $   3,320    $   2,522      $   8,512     $   8,236
Shurgard Europe..............       303,888               -        2,260            -          3,717             -
Other Investments............        30,838          33,026          738          902          1,450         1,947
                                -------------- --------------  ----------   ------------- ------------  ---------------
  Total......................   $   600,161     $   306,743    $   6,318    $   3,424      $  13,679     $  10,183
                                ============== ==============  ==========   ============= ============  ===============

     Investment in PSB
     -----------------

              PS Business Parks, Inc. is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). We have a 46% common equity interest in PSB as of September 30, 2008. This common equity interest is comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership at both September 30, 2008 and December 31, 2007. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2008 ($57.60 per share of PSB common stock), the shares and units had a market value of approximately $732.9 million as compared to a book value of $265.4 million.

              At September 30, 2008, PSB owned approximately 19.6 million rentable square feet of commercial space. In addition, PSB manages commercial space owned by the Company and the Consolidated Entities pursuant to property management agreements.

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro rata share.

                                                                 2008              2007
                                                             --------------   -----------------
                                                                 (Amounts in thousands)
 For the nine months ended September 30,
 --------------------------------------
   Total operating revenue..............................      $   212,571      $    201,471
   Costs of operations and other operating expenses.....          (73,101)          (68,603)
   Other income and expense, net........................           (1,957)            1,013
   Depreciation and amortization........................          (75,270)          (71,841)
   Minority interest....................................          (10,153)           (9,888)
                                                             --------------   -----------------
     Net income.........................................      $    52,090      $     52,152
                                                             ==============   ==================


                                                             At September 30,   At December 31,
                                                                   2008               2007
                                                             --------------   -----------------
                                                                   (Amounts in thousands)

   Total assets (primarily real estate).................      $ 1,485,605      $  1,516,583
   Total debt...........................................           59,666            60,725
   Other liabilities....................................           54,404            51,058
   Preferred equity and preferred minority interests....          811,000           811,000
   Common equity and common minority interests..........          560,535           593,800

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Investment in Shurgard Europe
     -----------------------------

              As described more fully in Note 3, at September 30, 2008 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008.

              For the three and nine ended September 30, 2008 following the deconsolidation of Shurgard Europe, we recorded an aggregate of $2,260,000 and $3,717,000, respectively, in equity in earnings of real estate entities. In addition, included in interest and other income for the three and nine months ended September 30, 2008 (since March 31, 2008) is an aggregate of $6,380,000 and $12,912,000, respectively, related to the notes payable by Shurgard Europe and trademark license fees payable to Public Storage. While interest and trademark license fees were charged prior to April 1, 2008 to Shurgard Europe, these amounts were eliminated in consolidation. During the nine months ended September 30, 2008, our investment in Shurgard Europe was decreased by approximately $31,410,000 due to the impact of changes in foreign currency exchange rates, primarily between the Euro and the U.S. Dollar.

              The $6,380,000 in interest and other income reflected on our statement of operations for the three months ended September 30, 2008 reflects the gross amount charged to Shurgard Europe for interest and license fees totaling $12,063,000 and $450,000, respectively, less our pro-rata portion of these amounts totaling $5,912,000 and $221,000, respectively, which are reflected as equity in earnings of real estate entities rather than interest and other income. The $12,912,000 in interest and other income reflected on our statement of operations for the nine months ended September 30, 2008 reflects the gross amount charged to Shurgard Europe for interest and license fees totaling $24,453,000 and $868,000, respectively, less our pro-rata portion of these amounts totaling $11,983,000 and $426,000, respectively, which are reflected as equity in earnings of real estate entities rather than interest and other income.

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

              Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008. Accordingly, except for the six month period ended September 30, 2008, all amounts (net of intercompany eliminations) are included in our condensed consolidated financial statements and are not reflected as a component of equity in earnings, in the case of our condensed consolidated income statement, or investment in real estate entities, in the case of our condensed consolidated balance sheet.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


                                                            For the Three Months Ended             For the Nine Months Ended
                                                                    September 30,                          September 30,
                                                           -------------------------------    -------------------------------
                                                               2008             2007               2008            2007
                                                           --------------   --------------    --------------  ---------------
                                                                               (Amounts in thousands)

   Self-storage revenues (a)............................   $     56,902     $     49,444      $    169,382    $    138,330
   Ancillary revenues...................................          5,703            4,754            16,244          12,818
   Interest and other income............................            217              242               654             480
   Self-storage cost of operations (b)..................        (24,353)         (21,256)          (74,902)        (66,556)
   Ancillary cost of operations.........................         (1,368)          (1,424)           (4,381)         (4,114)
   Trademark license fee payable to Public Storage......           (450)               -            (1,510)              -
   Depreciation and amortization........................        (23,200)         (31,394)          (70,675)       (108,230)
   General and administrative (c).......................         (2,690)          (2,185)           (9,724)        (16,904)
   Interest expense on third party debt (d).............         (6,719)          (5,914)          (20,293)        (16,384)
   Interest expense on debt to Public Storage...........        (12,063)          (9,668)          (34,861)        (28,684)
   Income (expenses) from foreign exchange and
      derivatives, net .................................         (2,016)              23            (2,016)            659
   Discontinued operations..............................              -              130                 -            (204)
   Minority interest (e)................................          2,133            1,456             5,911           7,275
                                                           --------------   --------------    --------------  ---------------
     Net (loss) income..................................   $     (7,904)    $    (15,792)     $    (26,171)   $    (81,514)
                                                           ==============   ==============    ==============  ===============




                                                        At September 30,  At December 31,
                                                             2008               2007
                                                        ----------------  ---------------
                                                               (Amounts in thousands)

   Total assets (primarily storage facilities)..........  $ 1,767,557      $ 1,774,037
   Total debt to third parties..........................      376,485          384,045
   Total debt to Public Storage.........................      566,084          561,182
   Other liabilities....................................       80,575           95,444
   Equity...............................................      744,613          733,366

          (a) Self-storage revenues for the three and nine months ended September 30, 2008, respectively, include $19,468,000 and $56,604,000 with respect to facilities owned by the Existing European Joint Ventures, and $15,024,000 and $39,827,000 for the same periods in 2007.

          (b) Self-storage cost of operations for the three and nine months ended September 30, 2008, respectively, include $10,781,000 and $31,937,000 with respect to facilities owned by the Existing European Joint Ventures, and $8,317,000 and $26,664,000 for the same periods in 2007.

          (c) General and administrative expense for the nine months ended September 30, 2008 includes approximately $2.5 million in incentive compensation, while general and administrative expense for the same period in 2007 includes $9.6 million in expenses associated with an offering of shares in Shurgard Europe.

          (d) Represents interest expense on third-party debt as well as capital leases. At September 30, 2008, $369,349,000 of such debt is held by the Existing European Joint Ventures.

          (e) Minority interest in income includes $3,287,000 and $9,919,000, respectively, in depreciation and amortization expense for the three and nine months ended September 30, 2008, and $2,674,000 and $8,281,000, respectively, for the same periods in 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

              Our equity in earnings of Shurgard Europe for the three months ended September 30, 2008, totaling $2,260,000 is comprised of (i) a loss of $3,873,000, representing our 49% equity share of Shurgard Europe's $7,904,000 net loss for the three months ended September 30, 2008 and (ii) income of $5,912,000 and $221,000, respectively, representing our pro rata share of the interest income and trademark license fees received from Shurgard Europe during the three months ended September 30, 2008 (such amounts are presented as equity in earnings of real estate entities rather than interest and other income). Our equity in earnings of Shurgard Europe for the nine months ended September 30, 2008, totaling $3,717,000 is comprised of (i) a loss of $8,692,000, representing our 49% equity share of Shurgard Europe's $17,738,000 net loss for the nine months ended September 30, 2008 and (ii) income of $11,983,000 and $426,000, respectively, representing our pro rata share of the interest income and trademark license fees received from Shurgard Europe since March 31, 2008 (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

     Other Investments
     -----------------

              At September 30, 2008, other investments include an aggregate common equity ownership of approximately 24% in five entities that own an aggregate of 26 self-storage facilities. Of the 26 facilities, we account for 20 using the equity method and six using the cost method.

              On July 21, 2008, we reduced our investment in real estate entities by $1,374,000 in connection with our acquisition of the remaining interest that we did not own in the Acquisition Joint Venture (see Note 8).

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro rata share) at September 30, 2008 with respect to the 20 facilities that we account for using the equity method:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

                                                2008              2007
                                           ---------------  ----------------
                                               (Amounts in thousands)
 For the nine months ended September 30,
 ---------------------------------------
 Total revenue........................     $      12,910     $    12,093
 Cost of operations and other expenses            (4,840)         (4,713)
 Depreciation and amortization........            (1,578)         (1,412)
                                           ---------------  ----------------
     Net income.......................     $       6,492     $     5,968
                                           ===============  =================

                                           At September 30,   At December 31,
                                                 2008               2007
                                           ---------------  ----------------
                                                 (Amounts in thousands)

 Total assets (primarily storage
     facilities)......................     $      40,032     $    39,134
 Total accrued and other liabilities..             1,024             926
 Total Partners' equity...............            39,008          38,208

6.   Revolving Line of Credit
     ------------------------

              On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2008). We had no outstanding borrowings on our Credit Agreement at September 30, 2008 or at November 6, 2008.

              The  Credit  Agreement  includes  various   covenants,   the  more
     significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than
     1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at September 30, 2008.

              At September 30, 2008, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $17,736,000 ($20,408,000 at December 31, 2007). The beneficiaries of these standby letters of credit were primarily certain insurance companies associated with our captive insurance and tenant re-insurance activities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

7.   Notes Payable
     -------------

              The carrying amounts of our notes payable at September 30, 2008 and December 31, 2007 consist of the following (dollar amounts in thousands):


                                                                               September 30,     December 31,
                                                                                    2008             2007
                                                                               --------------    --------------
  Domestic Unsecured Notes Payable:

  5.875%   effective  and  stated  note  rate,   interest  only  and  payable
     semi-annually, matures in March 2013................................      $    200,000      $    200,000
  5.73%  effective rate,  7.75% stated note rate,  interest only and payable semi-annually,  matures in  February  2011  (carrying  amount  includes
     $8,453 of unamortized premium at September 30, 2008) ...............            208,453          210,905

  Secured Debt:

  5.47% average effective rate fixed rate mortgage notes payable, secured by 89 real estate facilities with a net book value of $604,184 at September 30,
     2008 and stated note rates between 4.95% and 8.75%, maturing at varying dates between October 2008 and August 2015
     (carrying  amount  includes  $6,005 of unamortized  premium at September
     30, 2008) ..........................................................            237,606          236,897
  First  Shurgard  credit  agreement,  due originally in 2008 but extended to
     May 2009............................................................                 -           189,064
  Second Shurgard credit agreement, due in July 2009.....................                 -           187,665
  Shurgard Europe's liability under Capital Leases.......................                 -             7,316
                                                                               --------------    --------------
         Total notes payable.............................................       $   646,059       $ 1,031,847
                                                                               ==============    ==============

              All of our notes payable represent preexisting debt that we assumed in connection with the acquisition of real estate facilities or business combinations. The Domestic Unsecured Notes Payable and the Secured Debt were recorded at their estimated fair values upon acquisition based upon estimated market rates for debt instruments with similar terms and ratings. Any initial premium or discount, representing the difference between the stated note rate and estimated fair value on the respective date of assumption, is being amortized over the remaining term of the notes using the effective interest method. During the nine months ended September 30, 2008, we assumed mortgage debt totaling $10,250,000 in connection with the acquisition of a real estate facility (Note 4). This mortgage debt had a stated note balance of $9,776,000, and we recorded a premium, representing the differential between the fair value of the mortgage note and the stated note balance of $474,000.

              The Domestic Unsecured Notes Payable have various restrictive covenants, the more significant of which require us to (i) maintain a ratio of debt to total assets (as defined therein) of less than 0.60 to 1.00,
     (ii) maintain a ratio of secured debt to total assets (as defined therein) of less than 0.40 to 1.00, (iii) maintain a debt service coverage ratio (as defined therein) of greater than 1.50 to 1.00, and (iv) maintain a ratio of unencumbered assets to unsecured debt (as defined therein) of greater than 150%, all of which have been met at September 30, 2008.

              The Secured Debt outstanding at September 30, 2008 require interest and principal payments to be paid monthly and have various restrictive covenants, all of which we believe have been met at September 30, 2008.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              At September 30, 2008, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                      Domestic      Domestic
                                     Unsecured    Mortgage Notes
                                   Notes Payable     Payable           Total
                                  --------------- ---------------  -------------
2008 (remainder of)..........     $          -    $     13,971      $   13,971
2009.........................            3,883           8,908          12,791
2010.........................            4,112          10,796          14,908
2011.........................          200,458          27,578         228,036
2012.........................                -          55,335          55,335
Thereafter...................          200,000         121,018         321,018
                                  --------------- ---------------  -------------
                                  $    408,453    $    237,606      $  646,059
                                  =============== ===============  =============
Weighted average effective rate          5.8%            5.5%           5.7%
                                  =============== ===============  =============

              We incurred  interest  expense with respect to our notes  payable, capital leases, debt to joint venture partner and line of credit aggregating $36,817,000 and $51,783,000 for the nine months ended September 30, 2008 and 2007, respectively. These amounts were comprised of $40,462,000 and $55,375,000 in cash for the nine months ended September 30, 2008 and 2007, respectively, less $3,645,000 and $3,592,000 in amortization of premium net of increase in Debt to Joint Venture Partner described in
     Note 8, respectively.

8.   Acquisition Joint Venture
     -------------------------

              In January 2004, we entered into a joint venture partnership (the "Acquisition Joint Venture") with an institutional investor for the purpose of acquiring existing self-storage properties. The Acquisition Joint Venture was funded entirely with equity consisting of 30% from the Company and 70% from the institutional investor. Under the partnership agreements, we had an option to acquire the institutional investor's interest for a six month period beginning July 1, 2008.

              We determined that the Acquisition Joint Venture was not a variable interest entity, and we did not control this entity. Therefore, we have not consolidated the accounts of the Acquisition Joint Venture on our consolidated financial statements. The Acquisition Joint Venture owned 12 facilities. Two of these facilities were acquired directly from third parties in 2004, and ten facilities were acquired from us in 2004.

              We accounted for our investment with respect to the two facilities using the equity method, with our pro rata share of the income from these facilities recorded as "Equity in earnings of real estate entities" on our consolidated statements of income.

              The purchase of the other ten facilities in 2004 did not qualify under FAS 66 as a completed sale due to our continued involvement and, due to the likelihood that we would exercise our option to acquire our partner's interest, we accounted for our partner's investment in these ten facilities as, in substance, debt financing. Accordingly, our partner's investment with respect to these ten facilities was accounted for as Debt

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     to Joint Venture Partner on our accompanying condensed consolidated balance sheets, and presented at estimated fair value totaling $38,081,000 at December 31, 2007. Our partner's share of operations with respect to these facilities was accounted for as interest expense on our accompanying condensed consolidated statements of income, totaling $1,808,000 and $2,375,000 for the nine months ended September 30, 2008 and 2007, respectively.

              On July 21, 2008, in connection with our exercise of our aforementioned purchase option, we acquired the remaining interest that we did not own in the Acquisition Joint Venture from our joint venture partner for an aggregate purchase price of $45,799,000 in cash. Of the acquisition price, $38,409,000 constituted the repayment of Debt to Joint Venture Partner, and $7,390,000 constituted the acquisition of our joint venture partner's investment in the two facilities that were originally acquired directly from third parties.

              Upon the acquisition date of July 21, 2008, we began consolidating the accounts of the two facilities. The total acquisition cost of $8,754,000 for these two facilities, comprised of the $7,390,000 cash paid and our pre-existing investment totaling $1,364,000, was allocated $7,950,000 to real estate facilities and $804,000 to tenant intangibles.

9.   Minority Interest
     -----------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest on the condensed consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the applicable entity.

     Preferred Partnership Interests

              The following table summarizes the preferred partnership units outstanding at September 30, 2008 and December 31, 2007:

                                                           September 30, 2008          December 31, 2007
                                                        -------------------------- ---------------------------
                    Earliest Redemption   Distribution     Units       Carrying       Units        Carrying
      Series                Date              Rate      Outstanding     Amount     Outstanding      Amount
-----------------   --------------------  ------------  -----------   ------------ ------------   ------------
                                                                       (Amounts in thousands)
Series NN........        March 17, 2010        6.400%        8,000    $   200,000       8,000     $   200,000
Series Z.........      October 12, 2009        6.250%        1,000         25,000       1,000          25,000
Series J.........           May 9, 2011        7.250%        4,000        100,000       4,000         100,000
                                                        -----------   ------------ ------------   ------------
Total............                                           13,000    $   325,000      13,000     $   325,000
                                                        ===========   ============ ============   ============

              Income allocated to the preferred minority interests totaled $5,403,000 and $16,209,000 for each of the three and nine months ended September 30, 2008 and 2007, respectively, comprised of distributions paid.

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

              Other Partnership Interests
              ---------------------------

              Income is allocated to the minority interests based upon their pro rata interest in the operating results of the Consolidated Entities. The

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     following tables set forth the minority interests at September 30, 2008 and December 31, 2007 as well as the income allocated to minority interests for the three and nine months ended September 30, 2008 and 2007 with respect to the other partnership interests:

                                          Minority Interest at
                                    --------------------------------
                                    September 30,     December 31,
 Description of Minority Interest        2008               2007
                                    -------------     --------------
                                         (Amounts in thousands)
Existing European Joint Ventures..    $       -        $    140,385
PS Officers' Europe Investment....            -               3,520
Convertible Partnership Units.....        5,693               5,516
Other consolidated partnerships...       33,759              32,267
                                    -------------     --------------
Total other partnership interests.    $  39,452        $    181,688
                                    =============     ==============

                                          Minority Interests in                   Minority Interests in
                                               Income (Loss)                           Income (Loss)
                                           for the Three Months Ended             for the Nine Months Ended
                                        --------------------------------      ---------------------------------
                                        September 30,     September 30,        September 30,     September 30,
                Description                 2008             2007                 2008              2007
     ---------------------------------  --------------   ---------------      ---------------   ---------------
                                                                (Amounts in thousands)
     Existing European Joint Ventures.    $         -      $    (1,456)         $    (2,142)      $    (7,275)
     PS Officers' Europe Investment...              -             (109)                (111)             (109)
     Convertible Partnership Units....             99              121                  805               132
     Other consolidated partnerships..          5,109            4,345               13,591            12,654
                                        --------------   ---------------      ---------------   ---------------
     Total other partnership interests    $     5,208      $     2,901          $    12,143       $     5,402
                                        ==============   ===============      ===============   ================

              Distributions paid to minority interests for the three months ended September 30, 2008 and 2007 were $4,132,000 and $5,471,000, respectively, and for the nine months ended September 30, 2008 and 2007 were $12,727,000 and $15,828,000, respectively. Minority interests increased $7,249,000 and $8,134,000 as a result of the impact of foreign currency translation in the nine months ended September 30, 2008 and 2007, respectively.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              Convertible Partnership Units
              -----------------------------

              At September 30, 2008 and December 31, 2007, one of the Consolidated Entities had approximately 231,978 convertible partnership units ("Convertible Units") outstanding representing a limited partnership interest in the entity. The Convertible Units are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unit-holder. Minority interest in income with respect to Convertible Units reflects the Convertible Units' share of our net income, with net income allocated to minority interests with respect to weighted average outstanding Convertible Units on a per unit basis equal to diluted earnings per common share.

              Other Consolidated Partnerships
              -------------------------------

              At September 30, 2008 and December 31, 2007, the other consolidated partnerships reflect common equity interests that we do not own in 33 entities that own in aggregate 177 self-storage facilities. The related partnership agreements have termination dates that cannot be unilaterally extended by the Company and, upon termination of each partnership, the net assets of these entities would be liquidated and paid to the minority interests and the Company based upon their respective ownership interests.

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

              The provisions of SFAS No. 150 indicate that the Other Minority Interests would have to be treated as a liability, because these partnerships have termination dates that cannot be unilaterally extended by us and, upon termination, the net assets of these entities would be liquidated and paid to the minority interest and us based upon relative

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     ownership interests. However, on October 29, 2003, the FASB decided to defer indefinitely a portion of the implementation of SFAS No. 150, which thereby deferred our requirement to recognize these minority interest liabilities. We estimate that the fair values of the Other Partnership Interests are approximately $319 million and $532 million at September 30, 2008 and December 31, 2007, respectively. The decrease between December 31, 2007 and September 30, 2008 is due to the deconsolidation of Shurgard Europe, accordingly, the fair value of the Existing European Joint Ventures and the PS Officers' Europe Investment is not included in the September 30, 2008 estimated fair value. We determine the fair value of the Other Partnership Interests based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the related partnership agreement. We determine the fair value of the underlying real estate by reference to the historical operating results, and apply an estimate of the effective earnings multiple based upon our review of market transactions and other market data.

10.  Shareholders' Equity
     --------------------

              Cumulative Preferred Shares
              ---------------------------

              At September 30, 2008 and December 31, 2007, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                           At September 30, 2008          At December 31, 2007
                           Earliest                     ----------------------------   ----------------------------
                          Redemption      Dividend        Shares        Carrying         Shares         Carrying
       Series                Date           Rate        Outstanding      Amount        Outstanding       Amount
------------------      -------------     -----------   -------------  -------------   --------------  ------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%           6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08            6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       1,600,000         40,000       1,600,000         40,000
Series Z                    3/5/09            6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%           4,600        115,000           4,600        115,000
Series D                   2/28/10            6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%          10,000        250,000          10,000        250,000
Series G                  12/12/10            7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%          18,400        460,000          18,400        460,000
Series L                  10/20/11            6.750%           9,200        230,000           9,200        230,000
Series M                    1/9/12            6.625%          20,000        500,000          20,000        500,000
Series N                    7/2/12            7.000%           6,900        172,500           6,900        172,500
                                                        -------------  -------------   --------------  ------------
     Total Cumulative Preferred Shares                     1,739,500    $ 3,527,500       1,739,500    $ 3,527,500
                                                        =============  =============   ==============  ============


              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on the Company's Board until events of default have been cured. At September 30, 2008, there were no dividends in arrears.

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

              Equity Shares, Series A
              -----------------------

              At September 30, 2008 and December 31, 2007, we had 8,744,193 depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A ("Equity Shares A"). The Equity Shares A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

              Common Shares
              -------------

              During the nine months ended September 30, 2008, we issued 336,904 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the nine months ended

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     September 30, 2008, we repurchased a total of 1,520,196 of our common shares for an aggregate of approximately $111.9 million. Through September 30, 2008, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

              At September 30, 2008 and December 31, 2007, certain entities we consolidate owned 1,146,207 common shares. These shares continue to be legally issued and outstanding. In the consolidation process, these shares and the related balance sheet amounts have been eliminated. In addition, these shares are not included in the computation of weighted average shares outstanding.

              Dividends
              ---------

              The following table summarizes dividends declared and paid during the nine months ended September 30, 2008:

                                         Distributions Per
                                        Share or Depositary
Preferred Shares:                               Share        Total Distributions
-----------------                       -------------------  -------------------
Series V..............................             $1.406      $    9,702,000
Series W..............................             $1.219           6,459,000
Series X..............................             $1.209           5,805,000
Series Y..............................             $1.284           2,055,000
Series Z..............................             $1.172           5,274,000
Series A..............................             $1.148           5,283,000
Series B..............................             $1.336           5,811,000
Series C..............................             $1.238           5,694,000
Series D..............................             $1.159           6,258,000
Series E..............................             $1.266           7,152,000
Series F..............................             $1.209          12,093,000
Series G..............................             $1.313           5,250,000
Series H..............................             $1.303           5,474,000
Series I..............................             $1.359          28,140,000
Series K..............................             $1.359          25,011,000
Series L..............................             $1.266          11,643,000
Series M..............................             $1.242          24,841,000
Series N..............................             $1.312           9,054,000
                                                             -------------------
                                                                  180,999,000
Common Shares:
--------------
Equity Shares, Series A...............             $1.838          16,068,000
Common ...............................             $1.650         278,502,000
                                                             -------------------
   Total dividends....................                         $  475,569,000
                                                             ===================

              The dividend rate on our common shares was $0.55 per common share and $1.65 per common share for the three and nine months ended September 30, 2008, respectively. The dividend rate on the Equity Share A was $0.6125 per depositary share and $1.838 per depositary share for the three and nine months ended September 30, 2008, respectively.

11.  Segment Information
     -------------------

              Description of Each Reportable Segment
              --------------------------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

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

              Our ancillary segment represents all of our other segments, which are reported as a group, including (i) containerized storage, (ii) commercial property operations, directly and through our interest in PSB
     (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) sale of merchandise at our self-storage facilities, (v) truck rentals at our self-storage facilities and (vi) management of facilities owned by third-party owners and domestic facilities owned by the Unconsolidated Entities.

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

              Measurement of Segment Income (Loss) and Segment Assets - Shurgard
              ------------------------------------------------------------------
              Europe
              ------

              Shurgard Europe's operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The Shurgard Europe segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, the presentation below includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At December 31, 2007, assets of Shurgard Europe include real estate with a book value of approximately $1.6 billion, intangible assets with a book value of approximately $87 million, and other assets with a book value of approximately $57 million. At December 31, 2007, liabilities of Shurgard Europe include intercompany payables of $561 million, third party debt of $384 million, and accrued and other liabilities of $95 million. At September 30, 2008, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $303.9 million and a note receivable totaling (euro)391.9 million ($566.1 million).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our condensed consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

For the three months ended September 30, 2008

                                                                                                      Other Items
                                                                       Shurgard                      Not Allocated       Total
                                                      Self Storage      Europe        Ancillary       to Segments     Consolidated
                                                      -------------    -----------    ------------   -------------    -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    393,326     $        -      $        -      $        -      $   393,326
   Ancillary operating revenue...................                -              -          32,079               -           32,079
   Interest and other income.....................                -          6,380               -           5,105           11,485
                                                      -------------    -----------    ------------   -------------    -------------
                                                           393,326          6,380          32,079           5,105          436,890
                                                      -------------    -----------    ------------   -------------    -------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................          121,833              -               -               -          121,833
      Ancillary operations.......................                -              -           9,836               -            9,836
  Depreciation and amortization..................           91,140              -             891               -           92,031
  General and administrative.....................                -              -               -           8,879            8,879
  Interest expense...............................                -              -               -           9,099            9,099
                                                      -------------    -----------    ------------   -------------    -------------
                                                           212,973              -          10,727          17,978          241,678
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of other real estate
   investments, casualty loss, foreign currency
   exchange loss and minority interest in
   (income) loss.................................          180,353          6,380          21,352         (12,873)         195,212
Equity in earnings of real estate entities.......              738          2,260           3,320               -            6,318
Gain on disposition of other real estate
   investments...................................                -              -               -           1,024            1,024
Casualty loss....................................                -              -               -            (525)            (525)
Foreign currency exchange loss...................                -        (53,172)              -               -          (53,172)
Minority interest in income......................           (5,208)             -               -          (5,403)         (10,611)
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations.........          175,883        (44,532)         24,672         (17,777)         138,246
Discontinued operations..........................                -              -               -            (915)            (915)
                                                      -------------    -----------    ------------   -------------    -------------
Net income (loss)................................     $    175,883     $  (44,532)     $   24,672      $  (18,692)     $   137,331
                                                      =============    ===========    ============   =============    ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

For the three months ended September 30, 2007

                                                                                                      Other Items
                                                                       Shurgard                      Not Allocated       Total
                                                      Self Storage      Europe        Ancillary       to Segments     Consolidated
                                                      -------------    -----------    ------------   -------------    -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $    378,354     $   49,444      $       -      $        -      $   427,798
   Ancillary operating revenue...................                -          4,754         32,411               -           37,165
   Interest and other income.....................                -            242              -           3,015            3,257
                                                      -------------    -----------    ------------   -------------    -------------
                                                           378,354         54,440         32,411           3,015          468,220
                                                      -------------    -----------    ------------   -------------    -------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................          122,115         21,256              -               -          143,371
      Ancillary operations.......................                -          1,424         20,725               -           22,149
  Depreciation and amortization..................          115,498         31,394            849               -          147,741
  General and administrative.....................                -          2,185              -           9,231           11,416
  Interest expense...............................                -          5,914              -           9,343           15,257
                                                      -------------    -----------    ------------   -------------    -------------
                                                           237,613         62,173         21,574          18,574          339,934
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of other real estate
   investments, foreign currency exchange gain,
   income from derivatives and minority interest
   in income.....................................          140,741         (7,733)        10,837         (15,559)         128,286
Equity in earnings of real estate entities.......              902              -              -           2,522            3,424
Gain on disposition of other real estate
   investments...................................                -              -              -              92               92
Foreign currency exchange gain...................                -         30,384              -               -           30,384
Income from derivatives, net.....................                -            117              -               -              117
Minority interest in (income) loss...............           (4,357)         1,456              -          (5,403)          (8,304)
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations.........          137,286         24,224         10,837         (18,348)         153,999
Discontinued operations..........................                -            130              -          (1,363)          (1,233)
                                                      -------------    -----------    ------------   -------------    -------------
Net income (loss)................................     $    137,286     $   24,354      $  10,837      $  (19,711)     $   152,766
                                                      =============    ===========    ============   ==============   =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

For the nine months ended September 30, 2008

                                                                                                      Other Items
                                                                       Shurgard                      Not Allocated       Total
                                                      Self Storage      Europe        Ancillary       to Segments     Consolidated
                                                      -------------    -----------    ------------   -------------    -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,144,769     $   54,722      $       -      $        -      $  1,199,491
   Ancillary operating revenue...................                -          4,913         94,045               -            98,958
   Interest and other income.....................                -         12,912              -          12,431            25,343
                                                      -------------    -----------    ------------   -------------    -------------
                                                         1,144,769         72,547         94,045          12,431         1,323,792
                                                      -------------    -----------    ------------   -------------    -------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................          382,448         24,654              -               -           407,102
      Ancillary operations.......................                -          1,409         44,004               -            45,413
  Depreciation and amortization..................          285,357         21,871          2,672               -           309,900
  General and administrative.....................                -         30,044              -          26,924            56,968
  Interest expense...............................                -          6,597              -          28,590            35,187
                                                      -------------    -----------    ------------   -------------    -------------
                                                           667,805         84,575         46,676          55,514           854,570
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of an interest in Shurgard
   Europe, gain on disposition of other real estate
   investments, casualty loss, foreign currency
   exchange loss, expense from derivatives and
   minority interest in (income) loss............          476,964        (12,028)        47,369         (43,083)          469,222
Equity in earnings of real estate entities.......            1,450          3,717          8,512               -            13,679
Gain on disposition of an interest in Shurgard
   Europe........................................                -        341,865              -               -           341,865
Gain on disposition of other real estate
   investments...................................                -              -              -             932               932
Casualty loss....................................                -              -              -            (525)             (525)
Foreign currency exchange loss...................                -        (12,160)             -               -           (12,160)
Expense from derivatives, net....................                -            (43)             -               -               (43)
Minority interest in (income) loss...............          (14,285)         2,142              -         (16,209)          (28,352)
                                                      -------------    -----------    ------------   -------------    -------------
Income from continuing operations................          464,129        323,493         55,881         (58,885)          784,618
Discontinued operations..........................                -              -              -          (1,132)           (1,132)
                                                      -------------    -----------    ------------   -------------    -------------
Net income (loss)................................     $    464,129     $  323,493      $  55,881      $  (60,017)     $    783,486
                                                      =============    ===========    ============   =============    =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

For the nine months ended September 30, 2007

                                                                                                      Other Items
                                                                       Shurgard                      Not Allocated       Total
                                                      Self Storage      Europe        Ancillary       to Segments     Consolidated
                                                      -------------    -----------    ------------   -------------    -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,099,048     $  138,330      $       -      $         -      $  1,237,378
   Ancillary operating revenue...................                -         12,818         93,434                -           106,252
   Interest and other income.....................                -            480              -            5,857             6,337
                                                      -------------    -----------    ------------   -------------    -------------
                                                         1,099,048        151,628         93,434            5,857         1,349,967
                                                      -------------    -----------    ------------   -------------    -------------
Expenses:
  Cost of operations (excluding depreciation and
  amortization below):
      Self-storage facilities....................          374,644         66,556              -                -           441,200
      Ancillary operations.......................                -          4,114         57,696                -            61,810
  Depreciation and amortization..................          380,840        108,230          2,547                -           491,617
  General and administrative.....................                -         16,904              -           32,493            49,397
  Interest expense...............................                -         16,384              -           32,388            48,772
                                                      -------------    -----------    ------------   -------------    -------------
                                                           755,484        212,188         60,243           64,881         1,092,796
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of other real estate investments,
   casualty gain, foreign currency exchange gain,
   income from derivatives and minority interest
   in income.....................................          343,564        (60,560)        33,191          (59,024)          257,171
Equity in earnings of real estate entities.......            1,947              -              -            8,236            10,183
Gain on disposition of other real estate
   investments...................................                -              -              -            2,330             2,330
Casualty gain....................................            2,665              -              -                -             2,665
Foreign currency exchange gain...................                -         40,977              -                -            40,977
Income from derivatives, net.....................                -          1,126              -                -             1,126
Minority interest in (income) loss...............          (12,677)         7,275              -          (16,209)          (21,611)
                                                      -------------    -----------    ------------   -------------    -------------
Income (loss) from continuing operations.........          335,499        (11,182)        33,191          (64,667)          292,841
Discontinued operations..........................                -           (204)             -           (2,989)           (3,193)
                                                      -------------    -----------    ------------   -------------    -------------
Net income (loss)................................     $    335,499     $  (11,386)     $  33,191      $   (67,656)     $    289,648
                                                      =============    ===========    ============   =============    ==============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

12.   Share-Based Compensation
      ------------------------

              Stock Options
              -------------

              We have various stock option plans (collectively referred to as the "PS Plans"). Under the PS Plans, the Company has granted non-qualified options to certain trustees, officers and key employees to purchase the Company's common shares at a price equal to the fair market value of the common shares at the date of grant. Generally, options granted after December 31, 2002 vest generally over a five-year period and expire between eight years and ten years after the date they became exercisable. The PS Plans also provide for the grant of restricted shares (see below) to officers, key employees and service providers on terms determined by an authorized committee of our Board.

              We recognize compensation expense for share-based awards based upon their fair value on the date of grant amortized over the applicable vesting period (the "Fair Value Method"), net of estimates for future forfeitures.

              For the three and nine months ended September 30, 2008, we recorded $904,000 and $2,271,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $695,000 and $1,301,000, for the same periods in 2007.

              A total of 1,010,000 stock options were granted during the nine months ended September 30, 2008, 263,636 shares were exercised, and 8,000 shares were forfeited. A total of 2,427,838 stock options were outstanding at September 30, 2008 (1,689,474 at December 31, 2007).

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

              During the nine months ended September 30, 2008, 233,475 restricted share units were granted, 61,878 restricted share units were forfeited and 113,364 restricted share units vested. This vesting resulted

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     in the issuance of 73,268 common shares. In addition, cash compensation was paid to employees in lieu of 40,096 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At September 30, 2008, approximately 667,001 restricted share units were outstanding (608,768 at December 31, 2007). A total of $2,601,000 and $7,492,000 in restricted share expense was recorded for the three and nine months ended September 30, 2008, respectively, as compared to $1,751,000 and $6,013,000 for the same periods in 2007. Restricted share expense includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

13.  Related Party Transactions
     --------------------------

              Relationships and transactions with the Hughes Family
              -----------------------------------------------------

              Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 48 self-storage facilities in Canada under the name "Public Storage" ("PS Canada") pursuant to a royalty-free trademark license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 25.5% of our common shares outstanding at September 30, 2008. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 48 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              Through consolidated entities, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the nine months ended September 30, 2008 and 2007, we received $649,000 and $666,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

              The Company and Mr. Hughes are co-general partners in certain consolidated partnerships and affiliated partnerships of the Company that are not consolidated, and the Hughes Family owns 47.9% of the voting stock of a private REIT that owns limited partnership interests in five affiliated partnerships, in which the Company holds 46% of the voting and 100% of the nonvoting stock of the entity and substantially all the economic interest. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. PS Canada holds approximately a 2.4% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company, for occurrences prior to April 1, 2004 as described below. The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

              Other Related Party Transactions
              --------------------------------

              Ronald L. Havner, Jr. is our Vice-Chairman and Chief Executive Officer, and he is Chairman of the Board of PSB.

              Dann V. Angeloff, a trustee of the Company, is the general partner of a limited partnership formed in June of 1973 that owns a self-storage facility that is managed by us. We recorded management fees with respect to

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     this facility amounting to $19,000 and $57,000 for the three and nine months ended September 30, 2008, respectively, as compared to $18,000 and $55,000 for the same periods in 2007.

              PSB manages certain of the commercial facilities that we own pursuant to management agreements for a management fee equal to 5% of revenues. We paid a total of $178,000 and $550,000 for the three and nine months ended September 30, 2008, respectively, as compared to $177,000 and $542,000 for the three and nine months ended September 30, 2007, respectively, in management fees with respect to PSB's property management services. At September 30, 2008, included in other liabilities are normal recurring amounts owed to PSB of $128,000 ($717,000 at December 31, 2007), for unpaid management fees and certain other operating expenses related to the managed facilities which are initially paid by PSB on our behalf and then reimbursed by us.

              During 2007, PSB acquired certain commercial facilities that include self-storage space. We are managing this self-storage space for PSB for a management fee equal to 6% of revenues generated by the self-storage space. We recorded management fees with respect to these facilities amounting to $12,000 and $36,000 for the three and nine months ended September 30, 2008, respectively, as compared to $11,000 and $35,000 for the same periods in 2007.

              Pursuant to a cost-sharing and administrative services agreement, PSB reimburses us for certain administrative services that we provide to them. PSB's share of these costs totaled approximately $97,000 and $292,000 for the three and nine months ended September 30, 2008, respectively, as compared to $76,000 and $228,000 for the same periods in 2007.

              Shurgard Europe also entered into a licensing agreement with Public Storage effective January 1, 2008, under which it pays Public Storage a fee equal to 1.0% of its pro rata share of revenues in exchange for the rights to use the "Shurgard Europe" trade name. During each of the three and nine months ended September 30, 2008, net of our 49% equity interest in Shurgard Europe, we recorded aggregate other income and equity earnings (see Note 5) of $450,000 and $868,000, respectively, under this licensing agreement.

              Shurgard Europe manages a facility located in London, England for us in exchange for a fee of 7% of revenues. During each of the three and nine months ended September 30, 2008, we recorded management fees of $31,000 and $62,000, respectively, in connection with this management agreement since March 31, 2008. Such fees are included in cost of operations - self-storage facilities in our condensed consolidated statements of income for periods following the deconsolidation of Shurgard Europe on March 31, 2008.

              As described more fully in Note 2 under "Note Receivable from Affiliate," Shurgard Europe owes us an aggregate of (euro)391.9 million ($566.1 million) at September 30, 2008. This note bears interest at 7.5% per annum. During each of the three and nine months ended September 30, 2008, we recorded aggregate interest income and equity earnings (see Note
     5) of $11,394,000 and $23,084,000, respectively, in connection with this note. Also during each of the three and nine months ended September 30, 2008, we recorded aggregate interest income and equity earnings (see Note
     5) of $669,000 and $1,369,000, respectively, in connection with the 1% debt arrangement fee on this note.

              We manage our wholly-owned self-storage facilities as well as the facilities owned by the Consolidated Entities and affiliated entities that are not consolidated on a joint basis, in order to take advantage of scale and other efficiencies. As a result, significant components of self-storage operating costs, such as payroll costs, advertising and promotion, data processing, and insurance expenses are shared and allocated among the various entities using methodologies meant to fairly allocate such costs based upon the related activities. The amount of such expenses allocated to Unconsolidated Entities was approximately $590,000 and $1,967,000 for the three and nine months ended September 30, 2008, respectively, as compared to $599,000 and $1,895,000 for the same periods in 2007.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

              Stor-RE, a consolidated entity, and third party insurance carriers provided PS Canada, the Company, PSB, and other affiliates of the Company with liability and casualty insurance coverage until March 31, 2004. PS
     Canada owns a 2.4% interest and PSB owns a 4.1% interest in Stor-RE. PS Canada and PSB obtained their own liability and casualty insurance covering occurrences after April 1, 2004. For occurrences before April 1, 2004, Stor-Re continues to provide liability and casualty insurance coverage consistent with the relevant agreements.

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

14.  Commitments and Contingencies
     -----------------------------

              Legal Matters
              -------------

              Potter,  et al v.  Hughes,  et al (filed  December  2004)
              ---------------------------------------------------------
              (United States District Court - Central District of California)
              ---------------------------------------------------------------

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

              At the end of December 2004, the same shareholder referred to above and a second shareholder filed this shareholder's derivative complaint naming as defendants the Company's directors (and two former directors) and certain officers of the Company. The matters alleged in this complaint relate to PSIC, the Hughes Family's Canadian self-storage operations and the Company's 1995 reorganization. In July 2006, the Court granted the defendants' motion to dismiss the amended Complaint without leave to amend. In August 2006, Plaintiffs filed a notice of appeal of the Court's decision. On October 10, 2008, the Ninth Circuit Court of Appeals affirmed the trial court's dismissal of this matter.

              Brinkley v. Public  Storage,  Inc.  (filed  April 2005)
              -------------------------------------------------------
              (Superior Court of California - Los Angeles County)
              ---------------------------------------------------

              The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling.

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

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $49,000,000. At September 30, 2008, there were approximately 551,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.2 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurances can be given that our business can continue to be conducted in any given jurisdiction. For the nine months ended September 30, 2008, our tenant insurance program revenues accounted for approximately 3% of our total revenues.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

              Development and Acquisition of Real Estate Facilities
              -----------------------------------------------------

              We currently have 19 projects in our development pipeline, consisting of newly developed self-storage facilities, expansions and enhancements to existing self-storage facilities. The total estimated cost of these facilities is approximately $101 million of which $45,419,000 has been spent at September 30, 2008. These projects are subject to contingencies. We expect to incur these expenditures over the next 12 - 24 months.

              As of November 6, 2008, we are under contract to purchase one self-storage facility in California (total approximate net rentable square feet of 38,000) at an aggregate cost of $4,800,000. This contract is subject to significant contingencies, and there is no assurance this facility will be acquired.

              Operating Lease Obligations
              ---------------------------

              We lease trucks, land, equipment and office space. At September 30, 2008, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

  2008......................................    $    3,284
  2009......................................         7,615
  2010......................................         9,941
  2011......................................         6,834
  2012......................................         6,032
  Thereafter................................        82,204
                                                -----------
                                                $  115,910
                                                ===========

              Expenses under operating leases were approximately $2,793,000 and $8,767,000 for the three and nine months ended September 30, 2008, respectively, as compared to $3,745,000 and $11,171,000 for the same periods in 2007.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)

     Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

              Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005, 2006, 2007 and the nine months ended September 30, 2008.

              We may from time to time be assessed interest or penalties by certain tax jurisdictions, although any such assessments have historically been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

16.  Subsequent Events
     -----------------

              On November 6, 2008, a special dividend of $0.60 per common share was declared by our Board of Trustees and will be payable on December 30, 2008 to common shareholders of record as of December 15, 2008. Based upon our common shares outstanding as of September 30, 2008, we estimate this special dividend payment to be approximately $100.9 million.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------  ----------------------------------------------------------
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

     o    delays in the development proess; and

     o    economic uncertainty due to the impact of war or terrorism.

     The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 2 to our September 30, 2008 condensed consolidated financial statements summarizes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

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

     ESTIMATED LEVEL OF RETAINED RISK AND UNPAID TENANT CLAIM LIABILITIES: As described in Notes 2 and 14 to our September 30, 2008 consolidated financial statements, we retain certain risks with respect to property perils, legal liability, and other such risks. In addition, a wholly-owned subsidiary of the Company reinsures a program that provides insurance to certificate holders against claims for losses (earthquakes and floods are not covered by these policies) to goods stored by tenants in our self-storage facilities. In connection with these risks, we accrue losses based upon the estimated level of losses incurred using certain actuarial assumptions followed in the insurance industry and based on recommendations from an independent actuary that is a member of the American Academy of Actuaries. While we believe that the amounts of the accrued losses are adequate, the ultimate liability will be in excess of or less than the amounts recorded and the difference could be material.

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 14 to our September 30, 2008 condensed consolidated financial statements.

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

     VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN THE SHURGARD MERGER: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in the Shurgard Merger. In addition, we have estimated the fair market value of 38.9 million shares that we issued to the Shurgard shareholders. These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the then tenant base in place, and the recoverability of certain assets. We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could come to materially different conclusions as to the estimated values, if different assumptions were used. If the values were determined using different assumptions than those used, our depreciation and amortization expense, interest expense, gain on disposition of an interest in Shurgard Europe, real estate, debt, and intangible assets could have been materially different.

RESULTS OF OPERATIONS
---------------------

OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008:
----------------------------------------------------------------

     Net income for the three months ended September 30, 2008 was $137.3 million compared to $152.8 million for the same period in 2007, representing a decrease of $15.5 million. This decline is primarily due to the impact of a $53.2 million foreign exchange loss during the quarter ended September 30, 2008 as compared to an exchange gain of $30.4 million in the same period in 2007, offset by reduced depreciation and amortization expense and improvements in operating income with respect to our domestic self-storage facilities.

     The foreign currency exchange gains and losses relate primarily to intercompany loans due from Shurgard Europe. The foreign currency gains and losses were due to changes in the value of the U.S. Dollar relative to the Euro during each period when converting these Euro denominated loans to U.S. Dollars for financial reporting purposes.

     Amortization expense for the quarter ended September 30, 2008, with respect to domestic intangible assets obtained in the August 22, 2006 acquisition of Shurgard Storage Centers, Inc. (the "Shurgard Merger") decreased by $27.1 million as compared to the same period in 2007.

     Net operating income (before depreciation and amortization) with respect to our domestic operations increased $15.3 million in the three months ended September 30, 2008 as compared to the same period in 2007 due to an increase of $8.8 million with respect to our domestic same-store operations combined with an increase of $6.5 million with respect to our non-stabilized facilities.

     For the three months ended September 30, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $71.6 million or $0.42 per common share on a diluted basis compared to $87.1 million or $0.51 per common share on a diluted basis for the same period in 2007, representing a decrease of $15.5 million or $0.09 per common share on a diluted basis. These decreases are due primarily to the impact of the factors described above with respect to the decline in our net income.

     For each of the three months ended September 30, 2008 and 2007, we allocated $60.3 million of our net income to our preferred shareholders based on distributions paid during each period.

     Weighted average diluted common shares were 168,919,000 and 170,085,000, respectively, for the three months ended September 30, 2008 and 2007. The decline is due to share repurchases in the first quarter of 2008.

OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008:
---------------------------------------------------------------

     Net income for the nine months ended September 30, 2008 was $783.5 million compared to $289.6 million for the same period in 2007, representing an improvement of $493.9 million. This improvement is primarily due to a gain of $341.9 million recognized on the disposition of a 51% interest in Shurgard Europe on March 31, 2008 (see "Shurgard Europe" below for further information), improvements in operating income with respect to our domestic self-storage facilities and reduced amortization expense, offset by a foreign exchange loss of $12.2 million for the nine months ended September 30, 2008 as compared to a foreign exchange gain of $41.0 million in the same period in 2007.

     Net operating income (before depreciation and amortization) with respect to our domestic operations increased $37.9 million in the nine months ended September 30, 2008 as compared to the same period in 2007 due to an increase of $22.1 million with respect to our domestic same-store operations combined with an increase of $15.8 million with respect to our non-stabilized facilities.

     Amortization expense for the nine months ended September 30, 2008, with respect to domestic intangible assets obtained in the Shurgard Merger decreased by $103.9 million compared to the same period in 2007.

     For the nine months ended September 30, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $586.4 million or $3.47 per common share on a diluted basis compared to $97.2 million or $0.57 per common share on a diluted basis for the same period in 2007, representing an improvement of $489.2 million or $2.90 per common share on a diluted basis. These improvements are due primarily to the impact of the factors described above with respect to the improvement in our net income.

     For the nine months ended September 30, 2008 and 2007, we allocated $181.0 million and $176.4 million of our net income, respectively, to our preferred shareholders based on distributions paid each period. The year-over-year increase is due primarily to the issuance of additional preferred securities in 2007.

     Weighted average diluted common shares were 168,988,000 and 170,166,000, respectively, for the nine months ended September 30, 2008 and 2007. The decline is due primarily to share repurchases in the first quarter of 2008.

REAL ESTATE OPERATIONS
----------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 90% and 91% of our total revenues generated for the three and nine months ended September 30, 2008, respectively. Rental income with respect to our self-storage operations declined by 8.1% and 3.1% in the three and nine months ended September 30, 2008, respectively, when compared to the same periods in 2007. The year over year decline in rental income is due primarily to the deconsolidation of Shurgard Europe effective April 1, 2008. This was offset partially by the addition of new facilities to our portfolio, either through our acquisition or development activities, combined with increased revenues in our Same Store Facilities (defined below).

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

SELF - STORAGE OPERATIONS SUMMARY:                   Three Months Ended September 30,        Nine Months Ended September 30,
----------------------------------                 ----------------------------------      ---------------------------------
                                                                             Percentage                              Percentage
                                                      2008         2007        Change         2008         2007        Change
                                                   -----------  -----------   ---------    ----------   -----------   ---------
                                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities.......................    $   344,033  $   336,117       2.4%     $1,006,226   $   978,430       2.8%
   Other Facilities............................         49,293       42,237      16.7%        138,543       120,618      14.9%
   Shurgard Europe Facilities (a)..............              -       49,444    (100.0)%        54,722       138,330     (60.4)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
     Total rental income.......................        393,326      427,798      (8.1)%     1,199,491     1,237,378      (3.1)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
Cost of operations before depreciation and
    amortization expense:
   Same Store Facilities.......................        105,814      106,668      (0.8)%       333,343       327,671       1.7%
   Other Facilities............................         16,019       15,447       3.7%         49,105        46,973       4.5%
   Shurgard Europe Facilities..................              -       21,256    (100.0)%        24,654        66,556     (63.0)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
      Total cost of operations.................        121,833      143,371     (15.0)%       407,102       441,200      (7.7)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
Net operating income before depreciation and
    amortization expense (b):
   Same Store Facilities.......................        238,219      229,449       3.8%        672,883       650,759       3.4%
   Other Facilities............................         33,274       26,790      24.2%         89,438        73,645      21.4%
   Shurgard Europe Facilities..................              -       28,188    (100.0)%        30,068        71,774     (58.1)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
   Total net operating income before
        depreciation and amortization expense (b)      271,493      284,427      (4.5)%       792,389       796,178       0.5%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
Depreciation and amortization expense:
   Same Store Facilities.......................        (75,154)     (96,162)    (21.8)%      (234,784)     (320,158)    (26.7)%
   Other Facilities............................        (15,986)     (19,336)    (17.3)%       (50,573)      (60,682)    (16.7)%
   Shurgard Europe Facilities..................              -      (31,394)   (100.0)%       (21,871)     (108,230)    (79.8)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
   Total depreciation and amortization expense.        (91,140)    (146,892)    (38.0)%      (307,228)     (489,070)    (37.2)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
Net operating income (loss):
   Same Store Facilities.......................        163,065      133,287      22.3%        438,099       330,601      32.5%
   Other Facilities............................         17,288        7,454     131.9%         38,865        12,963     199.8%
   Shurgard Europe Facilities..................              -       (3,206)   (100.0)%         8,197       (36,456)   (122.5)%
                                                   ------------ ------------   ---------   -----------  ------------   ---------
   Total net operating income..................    $   180,353  $   137,535      31.1%     $  485,161   $   307,108      58.0%
                                                   ============ ============   =========   ===========  ============   =========

Data for Same Store and Other Facilities:
Weighted average square foot occupancy during
   the period..................................         90.0%        89.2%       0.9%          89.4%        88.8%        0.7%
Number of self-storage facilities (at end of
   period).....................................                                                1,992        1,980        0.6%
Net rentable square feet (in
thousands, at end of period):..................                                              125,701      124,402        1.0%



     (a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. As described in Note 3 to our September 30, 2008 consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical property operations of Shurgard Europe.

     (b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles)
          financial measure that excludes the impact of depreciation and amortization expense. See Note 11 to our September 30, 2008 condensed consolidated financial statements, "Segment Information," which includes a reconciliation of net operating income before depreciation and amortization for this segment to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

     The Same Store Facilities,  totaling 1,789 facilities contain approximately
109.4 million net rentable square feet, representing approximately (87%) of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio at September 30, 2008. Revenues and operating expenses with respect to this group of properties are set forth in the above Self-Storage Operations table under the caption, "Same Store Facilities".


SAME STORE FACILITIES                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                        -----------------------------------     ----------------------------------
                                                                                   Percentage                             Percentage
                                                            2008         2007        Change        2008         2007        Change
                                                        -----------   -----------    -------    -----------   ----------    -------

                                                               (Dollar amounts in thousands, except weighted average amounts)
Rental income......................................     $   329,280   $   322,095       2.2%    $   964,127   $  938,063       2.8%
Late charges and administrative fees collected.....          14,753        14,022       5.2%         42,099       40,367       4.3%
                                                        -----------   -----------    -------    -----------   ----------    -------
   Total rental income.............................         344,033       336,117       2.4%      1,006,226      978,430       2.8%
                                                        -----------   -----------    -------    -----------   ----------    -------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................          21,467        21,364       0.5%         66,217       66,084       0.2%
     Property taxes................................          33,465        32,340       3.5%         99,696       95,768       4.1%
     Repairs and maintenance.......................           9,096        10,286     (11.6)%        29,804       30,136      (1.1)%
     Media advertising.............................           1,998         4,044     (50.6)%        17,512       16,453       6.4%
     Other advertising and promotion...............           4,348         4,180       4.0%         13,211       13,840      (4.5)%
     Utilities.....................................           9,295         8,401      10.6%         25,581       24,417       4.8%
     Property insurance............................           2,458         3,003     (18.1)%         8,167        9,830     (16.9)%
     Telephone reservation center..................           2,970         2,751       8.0%          8,986        8,619       4.3%
     Other cost of management......................          20,717        20,299       2.1%         64,169       62,524       2.6%
                                                        -----------   -----------    -------    -----------   ----------    -------
   Total cost of operations........................         105,814       106,668      (0.8)%       333,343      327,671       1.7%
                                                        -----------   -----------    -------    -----------   ----------    -------
Net operating income before depreciation and
   amortization expense (a)........................         238,219       229,449       3.8%        672,883      650,759       3.4%
Depreciation and amortization expense..............         (75,154)      (96,162)    (21.8)%      (234,784)    (320,158)    (26.7)%
                                                        -----------   -----------    -------    -----------   ----------    -------
 Net operating income..............................     $   163,065   $   133,287      22.3%    $   438,099   $  330,601      32.5%
                                                        ===========   ===========    =======    ===========   ==========    =======

Gross margin (before depreciation and amortization
expense)...........................................          69.2%         68.3%        1.3%         66.9%        66.5%        0.6%

Weighted average for the fiscal year:
   Square foot occupancy (b).......................          90.5%         90.1%        0.4%         90.1%        90.0%        0.1%
   Realized annual rent per occupied square foot (c)(e) $    13.30    $    13.06        1.8%    $    13.04    $   12.70        2.7%
   REVPAF (d) (e)..................................     $    12.04    $    11.77        2.3%    $    11.75    $   11.43        2.8%

 Weighted average at September 30:
   Square foot occupancy...........................                                                  89.4%        89.1%        0.3%
   In place annual rent per occupied square foot (f)                                            $    14.37    $   14.11        1.8%
Total net rentable square feet (in thousands)......                                                109,436      109,436          -
Number of facilities...............................                                                  1,789        1,789          -


     (a) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our Same Store facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is reconciled to the segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our September 30, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

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

     We believe that demand for our self-storage spaces has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward. In order to most effectively address these economic conditions, we have continued to closely monitor and change our media advertising on a localized basis, increased the level of promotional discounts and have been conservative with rental rates during the first nine months of 2008.

     Rental income increased approximately 2.4% and 2.8% in the three and nine months ended September 30, 2008 as compared to the same periods in 2007. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 1.8% and 2.7% higher in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     Cost of operations (excluding depreciation and amortization) decreased by 0.8% in the three months ended September 30, 2009 and increased by 1.7% in the nine months ended September 30, 2008, as compared to the same periods in 2007.

     Payroll expense increased by 0.5% and 0.2% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The variance for each period includes lower incentive pay and stagnant growth in average wage rates, offset by higher hours incurred due to adjustments in staffing levels. For the remainder of 2008, we expect moderate growth trends in payroll.

     Property tax expense increased by 3.5% and 4.1% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. The main reason for the increase is due to increases in assessments of property values that have been greater than we experienced in prior years. Property tax expense fluctuates on a quarterly basis, as indicated in the table below with respect to 2007. The quarterly property tax expense for 2008 has similarly fluctuated on a sequential basis with the fourth quarter expected to be significantly lower. At this time we expect the fourth quarter's property tax expense to be approximately 3.0% to 4.0% higher than for the same period in 2007.

     Repairs and maintenance expenditures decreased 11.6% and 1.1% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We expect repairs and maintenance expenditures (other than snow removal costs) to grow moderately in the fourth quarter of 2008 as compared to the same period in 2007, as we will incur additional repairs and maintenance expenditures in connection with Hurricane Ike.

     Media advertising for the Same Store Facilities decreased 50.6% in the three months ended September 30, 2008 and increased 6.4% in the nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease in the three months ended September 30, 2008 was due to a significant reduction in television advertising as compared to the same period in 2007. The increase in the nine months ended September 30, 2008 was due to a combination of advertising in more markets than last year combined with increased frequency. Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 4.0% during the three months ended September 30, 2008 and decreased 4.5% during the nine months ended September 30, 2008 as compared to the same periods in 2007. Media spending in September and October of 2008 declined to 21 market weeks from 138 in the same period in 2007, an 85% reduction. Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

     Utility expenses increased 10.6% and 4.8% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We believe this negative impact is due to the rapid increase in energy prices during the first nine months of 2008, particularly in our Texas and New York markets. However, assuming continuance of the recent downward trends in other energy prices and to the extent that such downward trends are reflected in our utility costs, we expect some moderation in utility price increases in the fourth quarter of 2008 relative to the same period in 2007. However, utility expenses are also dependent upon changes in demand driven by weather and temperature, both of which are volatile and not predictable.

     Insurance expense decreased 18.1% and 16.9% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, reflecting significant decreases in property insurance resulting primarily from the softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us.

     Telephone reservation center costs increased 8.0% and 4.3% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. We expect future increases in our telephone reservation center to be based primarily upon general inflation.

     The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

                                               For the Quarter Ended
                      ---------------------------------------------------------------------
                         March 31            June 30       September 30        December 31        Entire Year
                      -----------          ---------       ------------        -----------        -----------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2008             $   326,781          $ 335,412       $   344,033                   -                 -
     2007             $   317,169          $ 325,144       $   336,117         $   327,885        $1,306,315

Total cost of operations (excluding
 depreciation and amortization expense):
     2008             $   115,347          $ 112,182       $   105,814
     2007             $   110,523          $ 110,480       $   106,668         $    98,557        $  426,228

Property tax expense:
     2008             $    33,705          $  32,526       $    33,465
     2007             $    32,318          $  31,110       $    32,340         $    26,389        $  122,157

Media advertising expense:
     2008             $     6,366          $   9,148       $     1,998
     2007             $     4,820          $   7,589       $     4,044         $     2,622        $   19,075

Other advertising and promotion expense:
     2008             $     4,130          $   4,733       $     4,348
     2007             $     4,633          $   5,027       $     4,180         $     3,874        $   17,714

REVPAF:
     2008             $    11.45           $  11.75        $    12.04
     2007             $    11.12           $  11.40        $    11.77          $     11.50        $   11.45

Weighted average realized annual rent per
 occupied square foot:
     2008             $    12.89          $   12.92        $    13.30
     2007             $    12.52          $   12.54        $    13.06          $     13.02        $   12.79

Weighted average occupancy levels for
 the period:
     2008                 88.8%              91.0%              90.5%
     2007                 88.8%              90.9%              90.1%               88.3%            89.5%

ANALYSIS OF REGIONAL TRENDS
---------------------------

     The  following  table  sets  forth  regional  trends in our Same Store
     Facilities:

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------------- --------------------------------------
                                           2008         2007         Change        2008         2007        Change
                                        ------------ ------------ ------------- ------------ ------------ ------------
                                                  (Amounts in thousands, except for weighted average data)
SAME STORE FACILITIES OPERATING TRENDS
BY REGION

Rental income:
   Southern California (170 facilities) $    52,809  $    51,057       3.4%     $   155,218  $   149,503       3.8%
   Northern California (161 facilities)      38,114       36,205       5.3%         110,644      105,300       5.1%
   Texas  (214 facilities)..........         33,114       32,080       3.2%          96,484       92,445       4.4%
   Florida  (171 facilities)........         32,365       32,731      (1.1)%         95,782       97,742      (2.0)%
   Illinois  (118 facilities).......         23,177       22,407       3.4%          67,242       64,469       4.3%
   Georgia  (82 facilities).........         12,363       12,309       0.4%          36,374       36,020       1.0%
   All other states  (873 facilities)       152,091      149,328       1.9%         444,482      432,951       2.7%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total rental income.................        344,033      336,117       2.4%       1,006,226      978,430       2.8%

Cost of operations before depreciation and amortization expense:

   Southern California..............         10,955       11,020      (0.6)%         33,647       33,725      (0.2)%
   Northern California..............          9,006        9,363      (3.8)%         28,449       28,583      (0.5)%
   Texas............................         12,992       12,776       1.7%          38,969       38,895       0.2%
   Florida..........................         10,984       11,375      (3.4)%         34,416       33,770       1.9%
   Illinois.........................          8,581        8,943      (4.0)%         29,902       28,479       5.0%
   Georgia..........................          3,747        3,944      (5.0)%         11,879       11,915      (0.3)%
   All other states.................         49,549       49,247       0.6%         156,081      152,304       2.5%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total cost of operations............        105,814      106,668      (0.8)%        333,343      327,671       1.7%

Net operating income before depreciation and amortization expense:

   Southern California..............         41,854       40,037       4.5%         121,571      115,778       5.0%
   Northern California..............         29,108       26,842       8.4%          82,195       76,717       7.1%
   Texas............................         20,122       19,304       4.2%          57,515       53,550       7.4%
   Florida..........................         21,381       21,356       0.1%          61,366       63,972      (4.1)%
   Illinois.........................         14,596       13,464       8.4%          37,340       35,990       3.8%
   Georgia..........................          8,616        8,365       3.0%          24,495       24,105       1.6%
   All other states.................        102,542      100,081       2.5%         288,401      280,647       2.8%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total net operating income before
   depreciation and amortization
   expense..........................    $   238,219  $   229,449       3.8%     $   672,883  $   650,759       3.4%

Weighted average occupancy:
   Southern California..............         90.8%        90.2%        0.7%          90.6%        90.4%        0.2%
   Northern California..............         90.9%        89.5%        1.6%          90.3%        89.4%        1.0%
   Texas............................         91.1%        91.6%       (0.5)%         91.1%        90.8%        0.3%
   Florida..........................         90.8%        88.9%        2.1%          89.2%        89.6%       (0.4)%
   Illinois.........................         90.5%        89.4%        1.2%          89.4%        88.9%        0.6%
   Georgia..........................         89.5%        90.7%       (1.3)%         89.5%        90.4%       (1.0)%
   All other states.................         90.2%        90.1%        0.1%          90.0%        89.9%        0.1%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total weighted average occupancy....         90.5%        90.1%        0.4%          90.1%        90.0%        0.1%

REVPAF:
   Southern California..............    $     18.25  $    17.67        3.3%     $     17.90  $    17.25        3.8%
   Northern California..............          15.88       15.10        5.2%           15.38       14.65        5.0%
   Texas............................           9.23        8.93        3.4%            8.97        8.57        4.7%
   Florida..........................          11.68       11.87       (1.6)%          11.54       11.82       (2.4)%
   Illinois.........................          12.07       11.65        3.6%           11.69       11.19        4.5%
   Georgia..........................           9.16        9.13        0.3%            8.99        8.90        1.0%
   All other states.................          11.12       10.93        1.7%           10.85       10.57        2.6%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total REVPAF........................    $     12.04  $    11.77        2.3%     $     11.75  $    11.43        2.8%


SAME STORE FACILITIES OPERATING
TRENDS BY REGION (Continued)                Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------------- --------------------------------------
                                            2008         2007         Change        2008         2007        Change
                                        ------------ ------------ ------------- ------------ ------------ ------------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied
     square foot:
   Southern California..............    $    20.09   $    19.58        2.6%     $    19.75   $    19.07        3.6%
   Northern California..............         17.47        16.88        3.5%          17.03        16.38        4.0%
   Texas............................         10.14         9.75        4.0%           9.85         9.44        4.3%
   Florida..........................         12.87        13.36       (3.7)%         12.94        13.19       (1.9)%
   Illinois.........................         13.33        13.03        2.3%          13.07        12.59        3.8%
   Georgia..........................         10.23        10.06        1.7%          10.04         9.84        2.0%
   All other states.................         12.33        12.13        1.6%          12.05        11.76        2.5%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total realized rent per square foot.    $    13.30   $    13.06        1.8%     $    13.04   $    12.70        2.7%
                                        ============ ============ ============= ============ ============ ============

In place annual rent per occupied
     square foot at September 30:
   Southern California..............                                            $     21.67  $      21.05       2.9%
   Northern California..............                                                  19.00         18.23       4.2%
   Texas............................                                                  10.85         10.49       3.4%
   Florida..........................                                                  13.97         14.46      (3.4)%
   Illinois.........................                                                  14.50         14.18       2.3%
   Georgia..........................                                                  11.14         11.05       0.8%
   All other states.................                                                  13.30         13.07       1.8%
                                                                                ------------ ------------ ------------
Total in place rent per occupied
     square foot:...................                                            $     14.37  $      14.11       1.8%
                                                                                ============ ============ ============



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

     The Northern California market consists principally of San Francisco and related peripheral submarkets/cities. While this area has a vibrant economy and relatively strong population growth, it has been subject to periodic turbulence in general economic conditions, particularly associated with the technology sector. During the third quarter of 2008, revenue growth in this area has been on the upper end relative to our other markets.

     The Texas market principally includes Dallas, Houston, Austin and San Antonio. This market has historically been subject to volatility due to minimal regulatory restraint upon building, which results in cycles of overbuilding and absorption. In September 2008, Hurricane Ike caused minor damage to our facilities located in Houston. We have a total of 83 facilities in Houston, many of which were closed for several days in September 2008 due to the storm.

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. Florida has suffered negative growth trends in the year, and has been one of our weakest markets. We believe that the absence of hurricanes, which created unusual demand following the hurricanes and the rebuilding period, has adversely impacted growth in Florida. In addition, the Florida economy has underperformed the U.S. economy for the past year. Over the long term we believe that this market will benefit from continued strong population growth and barriers to entry.

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at September 30 2008, we had 203 facilities that were not classified into this pool. These properties include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

     The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                       -------------------------------------   -----------------------------------
                                                           2008       2007          Change        2008         2007       Change
                                                       ----------   ---------     ----------   ----------   ----------   ---------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Facilities put in place in 2008...............      $    1,008   $      -      $   1,008    $   1,363    $      -     $   1,363
   Facilities put in place in 2007...............           1,806         799         1,007        4,707        1,189        3,518
   Facilities put in place prior to 2007 (a).....          22,850      19,928         2,922       65,141       57,896        7,245
   Expansion facilities..........................          23,629      21,510         2,119       67,332       61,533        5,799
                                                       ----------   ---------     ----------   ----------   ----------   ---------
   Total rental income...........................          49,293      42,237         7,056      138,543      120,618       17,925
                                                       ----------   ---------     ----------   ----------   ----------   ---------

Cost of operations before depreciation and amortization expense:
   Facilities put in place in 2008...............      $      368   $      -       $    368    $     534    $      -     $     534
   Facilities put in place in 2007...............             759         396           363        2,222          613        1,609
   Facilities put in place prior to 2007.........           7,718       7,415           303       23,982       24,115         (133)
   Expansion facilities..........................           7,174       7,636          (462)      22,367       22,245          122
                                                       ----------   ---------     ----------   ----------   ----------   ---------
   Total cost of operations......................          16,019      15,447           572       49,105       46,973        2,132
                                                       ----------   ---------     ----------   ----------   ----------   ---------

Net operating income before depreciation and
    amortization expense:
   Facilities put in place in 2008...............      $      640   $      -      $     640    $     829    $      -     $     829
   Facilities put in place in 2007...............           1,047         403           644        2,485          576        1,909
   Facilities put in place prior to 2007.........          15,132      12,513         2,619       41,159       33,781        7,378
   Expansion facilities..........................          16,455      13,874         2,581       44,965       39,288        5,677
                                                       ----------   ---------     ----------   ----------   ----------   ---------
   Total net operating income before depreciation
   and amortization expense (b) .................          33,274      26,790         6,484       89,438       73,645       15,793
Depreciation and amortization expense............         (15,986)    (19,336)        3,350      (50,573)     (60,682)      10,109
                                                       ----------   ---------     ----------   ----------   ----------   ---------
   Net operating income..........................      $   17,288   $   7,454     $   9,834    $  38,865    $  12,963    $  25,902
                                                       ==========   =========     ==========   ==========   ==========   =========

Weighted average square foot occupancy during the
period:
   Facilities put in place in 2008...............           78.5%        -             -           81.7%         -            -
   Facilities put in place in 2007...............           79.9%       59.7%         33.8%        69.2%        61.9%        11.8%
   Facilities put in place prior to 2007.........           89.1%       82.8%          7.6%        86.9%        80.0%         8.6%
   Expansion facilities..........................           86.2%       82.0%          5.1%        83.7%        80.6%         3.8%
                                                       ----------   ---------     ----------   ----------   ----------   ---------
                                                            87.0%       82.7%          5.2%        84.5%        80.0%         5.6%
                                                       ==========   =========     ==========   ==========   ==========   =========


OTHER FACILITIES                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                       -------------------------------------   -----------------------------------
                                                          2008        2007         Change         2008        2007        Change
                                                       ----------   ---------     ----------   ----------   ----------   ---------

Weighted average realized annual rent per occupied
square foot for the period:
   Facilities put in place in 2008...............      $    11.97   $    -             -       $    11.85   $     -          -
   Facilities put in place in 2007 (c)...........           12.62       15.41        (18.1)%        12.68        15.12     (16.1)%
   Facilities put in place prior to 2007.........           12.24       11.72           4.4%        12.24        11.71        4.5%
   Expansion facilities..........................           12.07       11.92           1.3%        12.04        11.95        0.8%
                                                       ----------   ---------     ----------   ----------   ----------   ---------
                                                       $    12.17   $   11.87           2.5%    $   12.15   $    11.86        2.4%
                                                       ==========   =========     ==========   ==========   ==========   =========

In place annual rent per occupied square foot at
September 30:
   Facilities put in place in 2008...............                                              $    13.47   $     -          -
   Facilities put in place in 2007 (c)...........                                                   14.50        16.79     (13.6)%
   Facilities put in place prior to 2007.........                                                   14.98        14.37        4.2%
   Expansion facilities..........................                                                   14.74        14.83      (0.6)%
                                                                                               ----------   ----------   ---------
                                                                                               $    14.81   $    14.64        1.2%
                                                                                               ==========   ==========   =========
At September 30:
    Number of Facilities:
      Facilities put in place in 2008............                                                      7            -           7
      Facilities put in place in 2007............                                                     10            9           1
      Facilities put in place prior to 2007......                                                     95           90           5
      Expansion facilities.......................                                                     91           92          (1)
                                                                                               ----------   ----------   ---------
                                                                                                     203          191          12
                                                                                               ==========   ==========   =========
    Net rentable square feet (in thousands):
      Facilities put in place in 2008............                                                    564            -         564
      Facilities put in place in 2007............                                                    679          613          66
      Facilities put in place prior to 2007......                                                  7,256        6,947         309
      Expansion facilities.......................                                                  7,766        7,406         360
                                                                                               ----------   ----------   ---------
                                                                                                  16,265       14,966       1,299
                                                                                               ==========   ==========   =========


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

     (b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles)
          financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in
          Note 11 to our September 30, 2008 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization expense are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

     (c) Realized rent per occupied square foot, and in place annual rent per occupied square foot, for the facilities put in place in 2007 varies significantly between the periods in 2007 and 2008 due to the timing of when the specific facilities were put in place.

     The properties denoted under "Facilities put in place in 2008" were put into operation within the Public Storage system at various dates in 2008. Accordingly, rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot represent the operating results for the partial period that we owned the facilities during the year acquired. In addition, in place rents per occupied square foot at September 30, 2008 and 2007, reflect the amounts for those facilities we owned at each of those respective dates. The properties denoted under "Facilities put in place prior to 2007" include the domestic facilities acquired in the merger with Shurgard which are not included in the Same Store group, as well as other newly developed and acquired facilities.

     During the first nine months of 2008, we completed a newly developed facility with 49,000 net rentable square feet at a total cost of $5.6 million, five expansions to existing real estate facilities (236,000 net rentable square feet) for an aggregate cost of $18.0 million, and one project to expand an existing real estate facility in London, England (21,000 net rentable square feet) for an aggregate cost of $5.9 million. At September 30, 2008, our development pipeline includes two newly developed self-storage facilities located in the U.S. adding 119,000 net rentable square feet at an aggregate cost of $18.5 million, and 17 projects to expand our existing real estate facilities located in the U.S. by 791,000 net rentable square feet at an aggregate cost of $82.8 million. These projects are subject to contingencies including obtaining governmental approvals, but we expect completion of these projects over the next 12 - 24 months.

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

     The following table sets forth our ancillary operations:

                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                             -----------------------------------    --------------------------------------
                                                2008          2007       Change         2008           2007        Change
                                             -----------  ----------    --------    -----------    ----------     --------
                                                                         (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums.........     $     14869  $   13,115    $  1,754    $    42,877    $   37,474     $  5,403
    Merchandise sales...................           7,648       7,850        (202)        22,343        23,141         (798)
    Shurgard Europe ancillary operations               -       4,754      (4,754)         4,913        12,818       (7,905)
    Containerized storage ..............           3,161       3,452        (291)         9,437         9,841         (404)
    Truck rentals.......................           1,972       3,640      (1,668)         5,828         9,795       (3,967)
    Commercial property operations......           3,745       3,687          58         11,546        11,157          389
    Property management.................             684         667          17          2,014         2,026          (12)
                                             -----------  ----------    --------    -----------    ----------     --------
       Total revenues...................          32,079      37,165      (5,086)        98,958       106,252       (7,294)
                                             -----------  ----------    --------    -----------    ----------     --------

Cost of operations:
    Tenant reinsurance..................          (3,628)      5,618      (9,246)         3,309        14,064      (10,755)
    Merchandise sales...................           5,776       6,646        (870)        17,448        19,894       (2,446)
    Shurgard Europe ancillary operations               -       1,424      (1,424)         1,409         4,114       (2,705)
    Containerized storage...............           2,749       3,043        (294)         8,114         8,359         (245)
    Truck rentals.......................           3,331       3,883        (552)        10,175        10,848         (673)
    Commercial property operations......           1,555       1,471          84          4,789         4,349          440
    Property management.................              53          64         (11)           169           182          (13)
                                             -----------  ----------    --------    -----------    ----------     --------
       Total cost of operations.........           9,836      22,149     (12,313)        45,413        61,810      (16,397)
                                             -----------  ----------    --------    -----------    ----------     --------

Depreciation:
    Containerized storage...............             239         207          32            716           621           95
    Commercial property operations......             652         642          10          1,956         1,926           30
                                             -----------  ----------    --------    -----------    ----------     --------
       Total depreciation...............             891         849          42          2,672         2,547          125
                                             -----------  ----------    --------    -----------    ----------     --------

Net income (loss):
    Tenant reinsurance..................          18,497       7,497      11,000         39,568        23,410       16,158
    Merchandise sales...................           1,872       1,204         668          4,895         3,247        1,648
    Shurgard Europe ancillary operations               -       3,330      (3,330)         3,504         8,704       (5,200)
    Containerized storage...............             173         202         (29)           607           861         (254)
    Truck rentals.......................          (1,359)       (243)     (1,116)        (4,347)       (1,053)      (3,294)
    Commercial property operations......           1,538       1,574         (36)         4,801         4,882          (81)
    Property management.................             631         603          28          1,845         1,844            1
                                             -----------  ----------    --------    -----------    ----------     --------
       Total net income.................     $    21,352  $   14,167    $  7,185    $    50,873    $   41,895     $  8,978
                                             ===========  ==========    ========    ===========    ==========     ========


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

     Our increase in tenant reinsurance revenues was attributable to higher rates, and an increase in the percentage of our existing tenants retaining such policies, with respect to our ongoing tenant insurance activities in the U.S. Approximately 52.2% and 46.5% of our tenants had such policies at September 30, 2008 and 2007, respectively.

     The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, the level of premiums charged for such insurance, and the number of tenants that continue participating in the insurance program.

     Future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties. During the three and nine months ended September 30, 2008, we reduced our cost of operations by $7 million due to a change in accounting estimate.

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

     Our truck revenues have declined significantly in the three and nine months ended September 30, 2008 as compared to the same periods in 2007. These declines are due partially to our termination, in the latter part of the fourth quarter of 2007, of our agency relationship with Penske, and the implementation of a new relationship with Budget Truck Rental. While revenues with Penske ceased immediately, our agency locations with Budget Truck Rental at our self-storage locations have been gradually ramping up over the last nine months. As a result, during this transition period our aggregate level of truck agency revenues has been less than under the Penske relationship.

     Further contributing to the decline in revenues is that we now have fewer Public Storage wholly-owned rental trucks, in favor of using the Budget Truck Rental fleet, as well as reduced overall truck rental activity as a result of the decline in long-distance moving activity.

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

     Shurgard Europe ancillary operations: Shurgard Europe offers merchandise and tenant insurance to its tenants, similar to the business model in the U.S. As described in Note 3 to our September 30, 2008 condensed consolidated financial statements, Shurgard Europe's operations are no longer included in our consolidated financial statements after March 31, 2008. Instead, our pro-rata share of the operating results of these facilities and the other operating results of Shurgard Europe are included in "equity in earnings of real estate entities." As a result, no further amounts are included in ancillary revenues or ancillary cost of operations for the Shurgard Europe facilities.

     Containerized storage operations: We have containerized storage facilities located in six densely populated markets with above-average rent and income.

     Rental and other income includes monthly rental charges to customers for storage of the containers, and service fees charged for pickup and delivery of containers to customers' homes and businesses. Direct operating costs principally includes payroll, equipment lease expense, utilities and vehicle expenses (fuel and insurance).

     We closed certain containerized storage locations; the results of these facilities for all periods presented have been reclassified to the line item "discontinued operations."

     There can be no assurance as to the level of the containerized storage business's operations or profitability, and we continue to evaluate the business's operations. Based upon these evaluations, we have closed certain of these facilities in recent years, including two facilities in the nine months ended September 30, 2008 which are included in "discontinued operations," and we may decide to close additional facilities in the future.

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

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at September 30, 2008. Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three and nine months ended September 30, 2008 and 2007, consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities:

HISTORICAL SUMMARY:                              Three Months Ended September 30,        Nine Months Ended September 30,
-------------------                            ----------------------------------      ------------------------------------
                                                  2008         2007      Change          2008         2007          Change
                                               ---------    ---------   ---------      ---------    ---------     ---------
                                                                        (Amounts in thousands)
Property operations:
  PSB....................................      $  22,291    $  20,890   $   1,401      $  66,189    $  60,952     $   5,237
  Shurgard Europe (1)....................         13,893            -      13,893         27,283            -        27,283
  Other Investments (2)..................            988        1,554        (566)         3,238        3,392          (154)
                                               ---------    ---------   ---------      ---------    ---------     ---------
                                                  37,172       22,444      14,728         96,710       64,344        32,366
                                               ---------    ---------   ---------      ---------    ---------     ---------
Depreciation:
  PSB....................................        (11,226)     (11,117)       (109)       (34,229)     (31,547)       (2,682)
  Shurgard Europe (1)....................         (9,757)           -      (9,757)       (20,613)           -       (20,613)
  Other Investments (2)..................           (215)        (402)        187         (1,349)      (1,006)         (343)
                                               ---------    ---------   ---------      ---------    ---------     ---------
                                                 (21,198)     (11,519)     (9,679)       (56,191)     (32,553)      (23,638)
                                               ---------    ---------   ---------      ---------    ---------     ---------
Other: (3)
  PSB (4)................................         (7,745)      (7,251)       (494)       (23,448)     (21,169)       (2,279)
  Shurgard Europe (1)....................         (1,876)           -      (1,876)        (2,953)           -        (2,953)
  Other Investments (2)..................            (35)        (250)        215           (439)        (439)            -
                                               ---------    ---------   ---------      ---------    ---------     ---------
                                                  (9,656)      (7,501)     (2,155)       (26,840)     (21,608)       (5,232)
                                               ---------    ---------   ---------      ---------    ---------     ---------

Total equity in earnings of real estate entities:
  PSB....................................          3,320        2,522         798          8,512        8,236           276
  Shurgard Europe (1)....................          2,260            -       2,260          3,717            -         3,717
  Other Investments (2)..................            738          902        (164)         1,450        1,947          (497)
                                               ---------    ---------   ---------      ---------    ---------     ---------
                                                $  6,318     $  3,424   $   2,894       $ 13,679     $ 10,183     $   3,496
                                                ========     ========   =========       ========     ========     =========

     (1) In addition to $2,260,000 and $3,717,000 in equity earnings that we recognized with respect to our investment in Shurgard Europe in the three and nine months ended September 30, 2008, respectively, we also recognized $6,151,000 and $12,470,000 in interest income on our note receivable from Shurgard Europe and $229,000 and $442,000 in trademark license income, for periods following the deconsolidation of Shurgard Europe on March 31, 2008, in the three and nine months ended September 30, 2008, respectively. See Note 5 to our September 30, 2008 condensed consolidated financial statements, "Investment in Shurgard Europe" for further analysis of the presentation of our equity earnings and interest and other income from Shurgard Europe.

     (2) Amounts primarily reflect equity in earnings recorded for investments that have been held consistently throughout each of the three and nine months ended September 30, 2008 and 2007. Amounts also include our investment in two facilities owned by the Acquisition Joint Venture that, on July 21, 2008, we began consolidating due to our acquiring the remaining interest we did not own in the Acquisition Joint Venture. Equity in earnings with respect to these two properties ceased as of July 21, 2008 (see Note 8 to our September 30, 2008 condensed consolidated financial statements).

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

Investment in PS Business Parks
-------------------------------

     Throughout each of the three and nine months ended September 30, 2008 and 2007, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PS Business Parks, Inc., a public REIT (NYSE: PSB). Our percentage ownership of PSB increased in the first nine months of 2008 as PSB repurchased a portion of its common stock. At September 30, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at September 30, 2008 pursuant to property management agreements.

     Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

Other Investments
-----------------

     The "Other Investments" at September 30, 2008 are comprised primarily of our equity in earnings from entities that own 26 self-storage facilities. Amounts included in the tables above also include our investment in two facilities owned by the Acquisition Joint Venture that, on July 21, 2008, we began consolidating due to our acquiring the remaining interest we did not own in the Acquisition Joint Venture. Equity in earnings with respect to these two properties ceased as of July 21, 2008 (see Note 8 to our September 30, 2008 condensed consolidated financial statements). Our future earnings with respect to the other 26 facilities will be dependent upon the operating results of the facilities that these entities own.


Investment in Shurgard Europe
-----------------------------

     As described in Note 3 to our September 30, 2008 condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Included in Note 5 to our September 30, 2008 condensed consolidated financial statements is selected financial data for Shurgard Europe for the three and nine months ended September 30, 2008 and 2007.

     At September 30, 2008, Shurgard Europe's operations comprise 178 facilities with an aggregate of 9,339,000 net rentable square feet. The portfolio consists of 104 wholly owned facilities and 74 facilities owned by the two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     Our equity in earnings of Shurgard Europe for the three months ended September 30, 2008 totaling $2,260,000 is comprised of (i) a loss of $3,873,000, representing our 49% equity share of Shurgard Europe's $7,904,000 net loss for the three months ended September 30, 2008, (ii) income of $5,912,000 and
$221,000, respectively, representing our pro-rata share of the interest income and trademark license fees received from Shurgard Europe during the three months ended September 30, 2008 (our pro-rata share of such amounts received are presented as equity in earnings of real estate entities rather than interest and other income). For periods following the deconsolidation of Shurgard Europe on March 31, 2008, our equity in earnings of Shurgard Europe, for the nine months ended September 30, 2008 totaling $3,717,000 is comprised of (i) a loss of $8,692,000, representing our 49% equity share of Shurgard Europe's $17,738,000 net loss for the nine months ended September 30, 2008, (ii) income of $11,983,000 and $426,000, respectively, representing our pro-rata share of the interest income and trademark license fees received from Shurgard Europe during the nine months ended September 30, 2008. Our future equity income will be dependent upon the future operating results of Shurgard Europe.

     In evaluating the operations of Shurgard Europe, management reviews the operating results of 96 facilities, all of which are wholly owned by Shurgard Europe, which have been operated on a stabilized basis by Shurgard Europe since January 1, 2006. The operating data presented in the table with respect to these facilities is reflected utilizing the average exchange rates for the three and nine months ended September 30, 2008, respectively for the same periods in 2007, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates with respect to the trends in revenues and cost of operations. As a result, the data presented below does not reflect the actual results included in our operations, or the operations of Shurgard Europe, for the three and nine months ended September 30, 2008 and 2007.


SELECTED OPERATING DATA FOR THE 96 FACILITIES OPERATED
BY SHURGARD EUROPE ON A STABILIZED BASIS SINCE JANUARY
1, 2006 ("EUROPE SAME STORE FACILITIES"):
                                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                      -------------------------------------   -------------------------------------
                                                                                  Percentage                              Percentage
                                                        2008           2007         Change        2008          2007       Change
                                                      ----------    ----------     -------    -----------    ----------    -------
                                                               (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
    Rental income.................................    $   34,629    $   34,533       0.3%     $   103,187    $  100,346       2.8%
    Late charges and administrative fees collected           602           346      74.0%           1,796         1,001      79.4%
                                                      ----------    ----------     -------    -----------    ----------    -------
    Total revenues (b)............................        35,231        34,879       1.0%         104,983       101,347       3.6%

Cost of operations (excluding depreciation and
amortization expense):
    Property taxes ...............................         1,576         1,584      (0.5)%          4,737         4,446       6.5%
    Direct property payroll.......................         4,000         3,948       1.3%          11,796        11,922      (1.1)%
    Advertising and promotion.....................         1,025           785      30.6%           3,182         3,577     (11.0)%
    Utilities.....................................           782           672      16.4%           2,458         2,402       2.3%
    Repairs and maintenance.......................           854           848       0.7%           2,707         2,574       5.2%
    Property insurance............................           214           243     (11.9)%            648         1,015     (36.2)%
    Other costs of management.....................         4,566         4,730      (3.5)%         14,174        15,172      (6.6)%
                                                      ----------    ----------     -------    -----------    ----------    -------
  Total cost of operations (b)....................        13,017        12,810       1.6%          39,702        41,108      (3.4)%

   Net operating income (excluding depreciation and
   amortization expense) (c)......................    $   22,214    $   22,069       0.7%     $    65,281    $   60,239       8.4%
                                                      ==========    ==========     =======    ===========    ==========    ========

Gross margin (before depreciation and amortization
expense)..........................................         63.1%         63.3%      (0.3)%          62.2%         59.4%       4.7%
Weighted average for the period:
  Square foot occupancy (d).......................         87.3%         91.0%      (4.1)%          87.2%         89.7%      (2.8)%
  Realized annual rent per occupied square foot (e)       $30.02        $28.72       4.5%          $29.85        $28.22       5.8%
  REVPAF (f) (g)..................................        $26.20        $26.13       0.3%          $26.03        $25.31       2.8%

Weighted average at September 30:
  Square foot occupancy...........................                                                  87.7%         91.4%      (4.0)%
  In place annual rent per occupied square foot (h)                                                $31.54        $29.96       5.3%
Total net rentable square feet (in thousands).....                                                  5,286         5,286        -



     (a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for 2007 and 2008 are translated at constant exchange rates representing the average exchange rates for the three and nine months ended September 30, 2008. The average exchange rates for the Euro were approximately 1.5038 and 1.5210 during the three and nine months ended September 30, 2008, respectively. The amounts that are included in our condensed consolidated financial statements are based upon the actual exchange rate for each period.

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

     We have recently seen softness in Shurgard Europe's operations. While same-store NOI growth was positive for the quarter ended September 30, 2008, occupancies as well as rates charged to new customers are below that of last year. During the third quarter of 2008, Shurgard Europe terminated plans for future development and will wind down its development program as existing sites are completed in 2009.

OTHER INCOME AND EXPENSE ITEMS
------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $11,485,000 and $25,343,000 for the three and nine months ended September 30, 2008, respectively, as compared to $3,257,000 and $6,337,000 for the three and nine months ended September 30, 2007, respectively. These increases are principally as a result of (i) higher average cash balances invested in interest bearing accounts and (ii) interest income with respect to notes receivable from Shurgard Europe (described below).

     On March 31, 2008, we completed a transaction whereby an institutional investor acquired a 51% interest in Shurgard Europe (see Note 3 to our September 30, 2008 condensed consolidated financial statements). In connection with this transaction, we received net proceeds totaling $609.1 million which significantly increased our average cash on-hand throughout the three and nine months ended September 30, 2008 as compared to the same periods in 2007, resulting in approximately $3.3 million and $6.6 million of additional interest income in the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

     In addition, a part of the transaction, we also have a note receivable from Shurgard Europe totaling $566.1 million as of September 30, 2008 that bears interest at the rate of 7.5% per annum. Interest income with respect to this receivable was approximately $12.1 million and $24.5 million for the three and nine months ended September 30, 2008, respectively, however, for financial reporting purposes, 51% of this amount ($6.2 million and $12.5 million) was recorded as interest income and the remaining 49% ($5.9 million and $12.0 million) was recorded as additional equity in earnings for the three and nine months ended September 30, 2008, respectively.

     The level of interest income recorded in connection with our note receivable from Shurgard Europe will be dependent upon the balances due from Shurgard Europe as well as the exchange rate of the Euro versus the U.S. Dollar. The level of interest income recorded on outstanding cash balances will depend upon the ultimate timing of the investment or other disposition of the net proceeds.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $92,031,000 and $309,900,000 for the three and nine months ended September 30, 2008, respectively, as compared to $147,741,000 and $491,617,000 for the three and nine months ended September 30, 2007, respectively.

     The decrease in depreciation and amortization expense in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is due principally to a decline of $27.1 million and $103.9 million, respectively, with respect to domestic assets due primarily to reduced tenant intangible amortization with respect to domestic assets acquired in the Shurgard Merger. These intangible assets represent the estimated fair value of the storage tenants in place at the time of the merger, and are being amortized relative to the expected future benefit of the tenants in place to each period. We expect the amortization expense with respect to these intangibles to approximate $3,608,000 for the fourth quarter of 2008. Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization on Shurgard Europe's facilities were $21,871,000 for the three months ended March 31, 2008, and $31,394,000 and $108,230,000 for the three and nine months ended September 30, 2007, respectively.

     GENERAL AND ADMINISTRATIVE: General and administrative expense was $8,879,000, and $56,968,000 for the three and nine months ended September 30, 2008, respectively, as compared to $11,416,000 and $49,397,000 for the three and nine months ended September 30, 2007, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on the Company's activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, employee severance, and stock-based compensation.

     General and administrative expense includes the following items that vary depending upon our activities: a) costs and expenses totaling $5,300,000 during the nine months ended September 30, 2007, incurred in connection with the integration of Shurgard and Public Storage, b) $27,900,000 in additional incentive compensation in the nine months ended September 30, 2008 related to the disposition of an interest in Shurgard Europe, c) $9,600,000 in costs associated with our proposed offering of shares in Shurgard Europe during the nine months ended September 30, 2007 and d) $2,000,000 in costs associated with reorganizing as a Maryland REIT during the three and nine months ended September 30, 2007. Certain of these amounts were incurred by Shurgard Europe and included in our consolidated financial statements.

     General and administrative expense also excludes the ongoing levels of general and administrative expense incurred by Shurgard Europe for periods after March 31, 2008.

     INTEREST EXPENSE: Interest expense was $9,099,000 and $35,187,000 for the three and nine months ended September 30, 2008, respectively, as compared to $15,257,000 and $48,772,000 for the three and nine months ended September 30, 2007, respectively. See also Notes 7 and 8 to our September 30, 2008 condensed consolidated financial statements for a schedule of our debt balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $448,000 and $1,630,000 for the three and nine months ended September 30, 2008, respectively, as compared to $1,297,000, and $3,011,000 for the three and nine months ended September 30, 2007, respectively, in connection with our development activities.

     Included in our condensed consolidated financial statements is interest expense incurred by Shurgard Europe of $6,597,000 for the nine months ended September 30, 2008 (none during the three months ended September 30, 2008) and $5,914,000 and $16,384,000 for the three and nine months ended September 30, 2007, respectively, relative to third-party debt (excluding the debt payable to Public Storage). Interest expense incurred by Shurgard Europe after March 31, 2008 is no longer reflected in our financial statements.

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

     Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we recognized a gain of $304,011,000 upon disposition, representing the difference between the net proceeds received of $609,059,000 and the pro rata portion of our investment sold of $305,048,000.

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

     The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $341,865,000 in our condensed consolidated statement of income for the nine months ended September 30, 2008.

     CASUALTY GAIN OR LOSS: Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied. During the three months ended September 30, 2008, we recorded a casualty loss of $525,000 related to damage to our properties from a hurricane. During the three months ended March 31, 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of contingent proceeds relating to hurricanes which occurred in 2005.

     FOREIGN EXCHANGE GAIN (LOSS): At September 30, 2008, Shurgard Europe owed us approximately (euro)391.9 million ($566.1 million). We expect Shurgard Europe to obtain external financing in the next 12 to 24 months, but not later than March 31, 2010, which will fund the repayment of the loans. These amounts are denominated in Euros but have not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the three months ended September 30, 2008 and 2007, foreign currency translation losses of $53,172,000 and gains of $30,384,000 were recorded in those periods, respectively. During the nine months ended September 30, 2008 and 2007, we recorded foreign currency translation losses of $12,160,000 and gains of $40,977,000, respectively. The U.S. Dollar exchange rate relative to the Euro was approximately 1.445 at September 30, 2008, 1.579 at June 30, 2008, and 1.472 at December 31, 2007.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying intercompany debt. Based upon a closing exchange rate of the U.S. Dollar relative to the Euro of 1.268 on November 6, 2008, we would record an additional foreign exchange rate loss totaling $69,366,000 thus far in the quarter ending December 31, 2008.

     INCOME (EXPENSE) FROM DERIVATIVES, NET: This represents the net gain or loss as recognized for the changes in the fair market values of those derivative financial instruments that do not qualify for hedge accounting treatment under SFAS No. 133, combined with net payments from derivative instruments. We recognized net expense of $43,000 in the nine months ended September 30, 2008, as compared to net income of $117,000 and $1,126,000 for the same periods in 2007. We do not expect any further activity in derivatives because all such derivatives are owned by Shurgard Europe, which was deconsolidated effective March 31, 2008.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for the three and nine months ended September 30, 2008 and 2007:

                                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                                --------------------------------------   ----------------------------------------
                                                    2008          2007        Change         2008            2007         Change
                                                ----------    -----------    ---------   -----------    -----------    ----------
                                                                                (Amounts in thousands)
        Preferred partnership interests.......  $    5,403    $     5,403    $      -    $    16,209    $    16,209    $       -
        Existing European Joint Ventures (a)..          -          (1,456)       1,456        (2,142)        (7,275)        5,133
        Other minority interests (b)..........       5,208          4,357          851        14,285         12,677         1,608
                                                ----------    -----------    ---------   -----------    -----------    ----------
            Total minority interests in income  $   10,611    $     8,304    $   2,307   $    28,352    $    21,611    $    6,741
                                                ==========    ===========    =========   ===========    ===========    ==========



     (a) These amounts reflect income allocated to minority interests from entities we acquired in the Shurgard Merger. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard. Included in minority interest in income is $3,184,000 in depreciation expense for the nine months ended September 30, 2008, as compared to $2,674,000 and $8,281,000 for the three and nine months ended September 30, 2007, respectively. As a result of the deconsolidation of Shurgard Europe on March 31, 2008, no minority interest in income was recognized for the Existing European Joint Ventures during the three months ended September 30, 2008.

     (b) The other minority interests include depreciation expense of $469,000 and $1,463,000 for the three and nine months ended September 30, 2008, respectively, as compared to $717,000 and $1,885,000 for the same periods in 2007.

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

                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                2008             2007
                                                                            ------------    ------------
                                                                               (Amount in thousands)

Net cash provided by operating activities (a).........................      $   796,534     $   752,689

Allocable to minority interests (Preferred Units).....................          (16,209)        (16,209)
                                                                            ------------    ------------

Cash from operations allocable to our shareholders....................          780,325         736,480

Capital improvements to maintain our facilities.......................          (72,629)        (49,453)
                                                                            ------------    ------------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................          707,696         687,027

Distributions paid:
   Preferred share dividends..........................................         (180,999)       (176,424)
   Equity Shares, Series A dividends..................................          (16,068)        (16,068)
   Common shareholders ($1.65 per share for the nine months ended
   September 30, 2008 and $1.50 per share for the same period in
    2007).............................................................         (278,502)       (255,022)
                                                                            ------------    ------------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................      $   232,127     $   239,513
                                                                            ============    ============


(a) Represents net cash provided from operating activities for each of the respective nine month periods ended September 30, 2008 and 2007 as presented in our condensed consolidated statements of cash flows.

(b) Cash available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash from operations available for principal payments on debt and reinvestment decreased from $239.5 million in the nine months ended September 30, 2007 to $232.1 million in the nine months ended September 30, 2008. In addition, we have unrestricted cash on hand at September 30, 2008 totaling $789.3 million.

     Our financial profile is characterized by a low level of debt-to-total capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our growth strategies and debt obligations with
(i) cash on hand at September 30, 2008, (ii) internally generated retained cash flows and (iii) proceeds from issuing equity securities. In general, our current strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, not withstanding current market conditions are not favorable.

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

     On March 27, 2007, we entered into a five-year revolving credit agreement (the "Credit Agreement") with an aggregate limit with respect to borrowings, letters of credit and foreign currency borrowings in Euros or British pounds of $300 million. Amounts drawn under the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2008). We had no outstanding borrowings on our Credit Agreement at September 30, 2008 or November 6, 2008.

     At September 30, 2008, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the standby letters of credit, totaling $17.7 million.

     The Credit Agreement includes various covenants, the more significant of which require us to (i) maintain a leverage ratio (as defined therein) of less than 0.55 to 1.00, (ii) maintain certain fixed charge and interest coverage ratios (as defined therein) of not less than 1.5 to 1.0 and 1.75 to 1.0, respectively, and (iii) maintain a minimum total shareholders' equity (as defined therein). We were in compliance with all covenants of the Credit Agreement at September 30, 2008.

     EXISTING CASH BALANCES: At September 30, 2008, we had cash balances totaling $789.3 million. These cash balances were generated principally due to the net proceeds we received from the disposition of a 51% interest in Shurgard Europe to an institutional investor. While these cash balances represent a significant amount of liquidity, they do dilute our cash flows from operations because they are invested generally in short-term cash investments earning nominal rates of interest of approximately 2.2% for the quarter ended September 30, 2008. This dilution will not be rectified until, and if, we invest these proceeds in real estate assets having higher yields.

     Over the past several months, accessing capital through the equity or credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing common or preferred securities is not currently a viable option.

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

     Aggregate dividends paid during the nine months ended September 30, 2008 totaled $181.0 million to the holders of our Cumulative Preferred Shares, $278.5 million to the holders of our common shares and $16.1 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2007 taxable income, we believe that the aggregate dividends paid in 2007 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During the nine months ended September 30, 2008, we paid distributions totaling $16.2 million with respect to our Preferred Partnership Units. We estimate the 2008 distribution requirements with respect to the preferred partnership units outstanding at September 30, 2008, to be approximately $21.6 million. In addition, we estimate the 2008 distribution requirements with respect to our preferred shares outstanding at September 30, 2008, to be approximately $241.3 million, assuming no additional preferred share issuances or redemptions during 2008.

     For 2008, distributions with respect to the common shares and Equity Shares, Series A will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. For the fourth quarter of 2008, a regular quarterly distribution of $0.55 per common share and a special dividend of $0.60 per common share were declared by our Board of Trustees and will be payable on December 30, 2008 to shareholders of record as of December 15, 2008. Based upon shares outstanding as of September 30, 2008, we estimate a regular dividend payment with respect to our common shares of approximately $92.5 million and a special dividend payment of $100.9 million for the fourth quarter of 2008. Notwithstanding the significant gain recognized for book purposes as a result of our disposition of 51% of Shurgard Europe, we currently do not expect an increase to be necessary to our 2008 distributions to meet our REIT distribution requirements.

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

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2008, we have budgeted approximately $92 million for capital improvements for our facilities. Through September 30, 2008, approximately $72.6 million of this budget has been incurred. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities.

     EUROPEAN ACTIVITIES: Pursuant to our disposition of a 51% interest in Shurgard Europe on March 31, 2008 (see Note 3 to our September 30, 2008 condensed consolidated financial statements), the intercompany notes receivable owed by Shurgard Europe to Public Storage were modified, principally to fix the interest rate to 7.5% per annum and extend the maturity date to March 31, 2009 (March 31, 2010 if Shurgard Europe exercises its option to extend one additional year). The note totaled approximately $566.1 million at September 30, 2008.

     If Shurgard Europe acquires its partner's interests in two joint ventures and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($440.6 million as of September 30, 2008) for the acquisition. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including the outcome of pending arbitration proceedings with the joint venture partner and whether we assent to the acquisition. In connection with our disposition of an interest in Shurgard Europe on March 31, 2008, we also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities. During September 2008, we made an equity contribution of approximately $21.8 million to Shurgard Europe, reducing our remaining commitment to $66.4 million at September 30, 2008.

     We expect that Shurgard Europe will repay the loan no later than March 31, 2010 or sooner if capital markets become accessible to Shurgard Europe on appropriate terms. Given the difficulty in the credit markets, it is possible that Shurgard Europe may be unable to repay the loans prior to March 31, 2010. Our business operations are not dependent on the repayment of such loans.

     DEBT SERVICE REQUIREMENTS: At September 30, 2008, we have total outstanding debt of approximately $646 million. We do not believe we have any significant refinancing risks with respect to our debt.

     Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2008, we have secured debt outstanding of $237.6 million, which encumbers 89 self-storage facilities with an aggregate net book value of approximately $604.2 million.

     We anticipate that our retained operating cash flow will continue to be sufficient to enable us to make scheduled principal and interest payments. See Notes 7 and 8 to our September 30, 2008 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

     ACQUISITION OF REAL ESTATE ASSETS: We believe that the credit crisis may result in opportunities to acquire self-storage facilities and related loans secured by self-storage facilities at very attractive prices. However, it is difficult to estimate the amount of such acquisitions we will undertake. During the nine months ended September 30, 2008, we acquired two self-storage facilities (approximately 211,000 net rentable square feet) located in California and two self-storage facilities (approximately 157,000 net rentable square feet) located in Nevada from third parties for an aggregate cost of $41.9 million.

     DEVELOPMENT OF FACILITIES: At September 30, 2008, we have a development "pipeline" of 19 projects in the U.S. consisting of newly developed self-storage facilities, conversion of space at facilities that was previously used for containerized storage and expansions to existing self-storage facilities. At September 30, 2008, we have acquired the land for all of these projects.

     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. We estimate that the amount remaining to be spent to complete development to be approximately $55.8 million and will be incurred over the next 24 months. The following table sets forth certain information with respect to our development pipeline.

DEVELOPMENT PIPELINE SUMMARY
AS OF SEPTEMBER 30, 2008
                                                    Number     Net         Total         Costs incurred
                                                     of      rentable    estimated          through         Costs to
                                                  projects   sq. ft.    development        09/30/08        complete
                                                                           costs
                                                   --------  --------   -------------    -------------    -------------
                                                               (Amounts in thousands, except number of projects)

    Under construction                                11          479   $      57,253    $      39,485    $      17,768
    In development                                     8          431          44,010            5,934           38,076
                                                   --------  --------   -------------    -------------    -------------
   Total Development Pipeline                         19          910   $     101,263    $      45,419    $      55,844
                                                   ========  ========   =============    =============    =============


     The development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals. The future costs with respect to all other development projects will be funded by us.

     CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at September 30, 2008 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):


                                     Total          2008           2009          2010         2011           2012       Thereafter
                                   ----------     ---------     ----------     ---------    ----------    ----------    ----------

Long-term debt (1) ............    $  779,872     $  22,838     $   47,519     $  48,905    $  251,263    $   74,560    $  334,787

Operating leases (2)...........       115,910         3,284          7,615         9,941         6,834         6,032        82,204

Construction commitments (3)...        17,768        15,991          1,777            -             -             -             -
                                   ----------     ---------     ----------     ---------    ----------    ----------    ----------
Total..........................    $  913,550     $  42,113     $   55,911     $  58,846    $  258,097    $   80,592    $  416,991
                                   ==========     =========     ==========     =========    ==========    ==========    ==========


     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 7 to our September 30, 2008 condensed consolidated financial statements for additional information on our notes payable.

     (2) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3)  Includes  obligations for facilities  currently under  construction at
          September  30,  2008  as  described  above  under   "Acquisition   and
          Development of Facilities."

     We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts.

     OFF-BALANCE SHEET ARRANGEMENTS: At September 30, 2008 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

     SHARE REPURCHASE PROGRAM: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares.

     During 2004 and 2005, we repurchased 529,700 shares. During 2006 and 2007, we did not repurchase any shares. During 2008 (through November 6, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through November 6, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.

     Future levels of repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of common stock and preferred shares. At September 30, 2008, our debt as a percentage of total shareholders' equity (based on book values) was 7.2%.

     Our preferred shares are not redeemable at the option of the holders. At September 30, 2008, our Series V shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company prior to the following dates:
Series W - October 6, 2008, Series X - November 13, 2008, Series Y - January 2, 2009, Series Z - March 5, 2009, Series A - March 31, 2009, Series B - September 30, 2009, Series C - September 13, 2009, Series D - February 28, 2010, Series E
- April 27, 2010, Series F - August 23, 2010, Series G - December 12, 2010, Series H - January 19, 2011, Series I - May 3, 2011, Series K - August 8, 2011, Series L - October 20, 2011, Series M - January 9, 2012 and Series N - July 2, 2012. On or after the respective dates, each of the series of preferred shares will be redeemable at the option of the Company, in whole or in part, at $25 per depositary share (or share in the case of the Series Y), plus accrued and unpaid dividends through the redemption date.

     Our market risk sensitive instruments include notes payable and borrowing on bank credit facilities, which totaled $646,059,000 and none, respectively, at September 30, 2008.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $303.9 million at September 30, 2008. We also have a note receivable from Shurgard Europe, which is denominated in Euros, totaling (euro)391.9 million ($566,084,000) at September 30, 2008. We also have an obligation, in certain circumstances, to loan up to an additional (euro)305 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2008 (dollar amounts in thousands).


                            2008       2009        2010          2011       2012     Thereafter      Total     Fair Value
                         ---------   --------   ----------   ----------    -------   ----------    ----------  ----------

Fixed rate debt........  $  13,971   $ 12,791   $   14,908   $  228,036    $55,335    $ 321,018    $  646,059   $ 646,059
Average interest rate..      6.73%      6.72%        6.71%        6.01%      5.80%        5.50%
-------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $       -   $      -   $        -   $        -    $     -    $       -    $        -   $       -
Average interest rate..
-------------------------------------------------------------------------------------------------------------------------

     (1) Amounts include borrowings under our line of credit, which expires in 2012.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

Item 1A.      Risk Factors
              ------------

     As of September 30, 2008, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
              -----------------------------------------------------------

     On June 12, 1998, our Board authorized the repurchase from time to time of up to 10,000,000 common shares on the open market or in privately negotiated transactions. On subsequent dates our Board increased the repurchase authorization, and on May 8, 2008, the Board increased the total repurchase authorization by 10,000,000 common shares to 35,000,000 common shares. During 2008 (through November 6, 2008), we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through November 6, 2008, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. As of November 6, 2008, we have Board authorization to repurchase an additional 11,278,084 shares under our repurchase program.

     Our share repurchase program does not have an expiration date. During the nine months ended September 30, 2008, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans.

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

                           DATED: November 7, 2008

                           PUBLIC STORAGE

                           By: /s/ John Reyes
                               --------------
                               John Reyes
                               Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

                                 PUBLIC STORAGE

                              INDEX TO EXHIBITS (1)

                           (Items 15(a)(3) and 15(c))


3.1 Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust. Filed with the Registrant's Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

3.22 Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant's Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.

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

10.35* Offer letter/Employment Agreement dated as of July 28, 2008 between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 9, 2008 and incorporated herein by reference.

11       Statement Re: Computation of Earnings per Share. Filed herewith.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1     Rule 13a - 14(a) Certification.  Filed herewith.

31.2     Rule 13a - 14(a) Certification.  Filed herewith.

32       Section 1350 Certifications.  Filed herewith.

--------

(1) SEC File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan agreement or arrangement.