Form 10-K
period 2008-12-31
Public Storage
filed 2009-03-02
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2008.

    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________________ to _________________.


                        Commission File Number: 001-33519

                                 PUBLIC STORAGE
             (Exact name of Registrant as specified in its charter)

                 Maryland                                     95-3551121
 ----------------------------------------------      --------------------------
 (State or other jurisdiction of incorporation        (I.R.S. Employer
  or organization)                                     Identification Number)

               701 Western Avenue, Glendale, California 91201-2349
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred
     Share, Series L $.01 par value.............................................      New York Stock Exchange
     Depositary Shares Each Representing 1/1,000 of a 6.625% Cumulative Preferred
     Share, Series M $.01 par value.............................................      New York Stock Exchange
     Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred
     Share, Series N $.01 par value.............................................      New York Stock Exchange

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

Securities registered pursuant to Section 12(g) of the Act:
None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
           Yes [X]                          No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
           Yes [ ]                          No [X]

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

     Large Accelerated Filer [X]          Accelerated Filer         [ ]
     Non-accelerated Filer   [ ]          Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2008:

Common Shares, $0.10 Par Value - $10,093,560,000 (computed on the basis of $80.79 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2008).

Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 Par Value - $193,353,000 (computed on the basis of $26.00 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange on June 30,
2008).

As of February 26, 2009, the number of outstanding Common Shares, $.10 par value, was 169,464,401 shares and the number of outstanding Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 par value, was 8,377,193 (representing 8,377.193 Equity Shares, Series A).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1.  BUSINESS
         --------

FORWARD LOOKING STATEMENTS
--------------------------

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results. Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC").

GENERAL
-------

     Public Storage was organized in 1980. Effective June 1, 2007, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the United States ("U.S."), and we have an equity interest in what we believe is the largest owner and operator of self-storage facilities in Europe.

     We currently  operate within three reportable  segments:  (i) self-storage,
(ii) Shurgard Europe and (iii) ancillary. These segments are organized generally based upon their operating characteristics. The self-storage segment comprises the direct and indirect ownership, development, and operation of traditional storage facilities in the U.S. Our Shurgard Europe segment comprises our equity interest in the self-storage and associated activities in seven countries in Western Europe owned by Shurgard Europe, consisting of 180 facilities and 9.5 million net rentable square feet. Our ancillary segment represents all of our other activities, which are reported as a group, including our (i) containerized storage operations, (ii) commercial property operations, directly and through our 46% ownership interest in PS Business Parks, Inc. ("PSB"), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol "PSB" (as of December 31, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space), (iii) tenant reinsurance operations (the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities), (iv) retail operations conducted at our self-storage facilities including merchandise sales and truck rentals, and (v) management of self-storage facilities owned by third-party owners and domestic facilities owned by the Unconsolidated Entities. See Note 11 to our December 31, 2008
consolidated financial statements for further discussion with respect to our segments.

     We significantly increased the scope and scale of our operations on August 22, 2006, when we merged with Shurgard Storage Centers, Inc. ("Shurgard" and the merger referred to as the "Shurgard Merger"), a REIT which had an interest in 487 self-storage facilities located in the U.S. and an interest in Shurgard Europe's 160 facilities. On March 31, 2008, we entered into a transaction with an institutional investor (the transaction referred to as the "Europe Transaction") whereby the investor acquired a 51% equity interest in our European operations ("Shurgard Europe"). Shurgard Europe held substantially all of our operations in Europe. Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe's operations.

     At December 31, 2008, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states within the U.S. operating under the "Public Storage" brand name containing approximately 127 million net rentable square feet of space, and 181 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" brand name containing approximately ten million net rentable square feet of space. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated under the "PS Business Parks" brand name.

     For all taxable years subsequent to 1980, we qualified and intend to continue to qualify as a real estate investment trust ("REIT"), as defined in
Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. To the extent that we continue to qualify as a REIT, we will not be subject to tax, with certain
limited   exceptions,   on  the  taxable  income  that  is  distributed  to  our
shareholders.

     We have reported annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants. We have also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings. We expect to continue such reporting.

     Our website is located at www.publicstorage.com, where we make available, free of charge our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

THE IMPACT OF CURRENT ECONOMIC FACTORS
--------------------------------------

     The recession being experienced in the U.S. and Europe is having a negative impact upon our business, and we have responded with what we believe are short-term revisions to our long-term growth strategies.

     Operationally, our occupancies and rental rates have come under pressure as demand for self-storage space has softened. We have responded by reducing rental rates, increasing promotional discounts, and increasing our marketing activities to stimulate additional demand for storage.

     We have essentially shut down our development activities, both in the U.S. and Europe due to the risk inherent in development, uncertain consumer demand for when such facilities open for operation, and to preserve capital. We have increased our yield requirements with respect to the acquisition of existing self-storage facilities, in the expectation that more distressed sales may become available. We have taken advantage of capital market dislocations with respect to our own securities through the repurchase of our own preferred shares and our unsecured debt. Although capital markets are constrained and in flux, we believe that we are well-positioned with significant cash balances on hand, have an expectation of continued internally generated cash flow that can be used for reinvestment, and relatively modest debt maturities as described in Item 7.
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Current capital market conditions have essentially precluded us from issuing preferred securities since late 2007, which has been our traditional source of external capital for growth.

     While we believe that these actions are the appropriate response to the existing economic environment, and that they will best position us to take advantage of the current environment in the short-term and then resume our traditional growth strategy in the future, there can be no assurance that we will be able to do so.

     See "GROWTH AND  INVESTMENT  STRATEGIES"  and  "FINANCING  OF THE COMPANY'S
GROWTH  STRATEGIES"  below  for  more  information   regarding  our  traditional
long-term strategy to grow the cash flows and equity values of the Company.

COMPETITION
-----------

     Self-storage generally draws customers from residents within a three to five mile radius. Many of our facilities operate within three to five miles of well-located and well-managed competitors and seek the same group of customers through many of the same marketing channels we use, including yellow page advertising, Internet advertising, as well as signage and banners. As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

     While competition is significant, the self-storage industry remains fragmented in the U.S. We believe that we own approximately 6% of the aggregate self-storage square footage in the U.S., and that the five largest self-storage operators in the U.S. own only 11% of the aggregate self-storage space in the U.S., with the remaining 89% owned by numerous private regional and local operators. This market fragmentation enhances the advantage of our economies of scale relative to other operators (see "Business Attributes - Economies of Scale" below), and could result in potential growth in our platform through acquisitions over the long term.

     In seeking investments, we compete with a wide variety of institutions and other investors. The amount of funds available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

BUSINESS ATTRIBUTES
-------------------

     We believe that we possess several primary business attributes that permit us to compete effectively:

     CENTRALIZED INFORMATION NETWORKS: Our facilities are part of comprehensive centralized reporting and information networks which enable the management team to identify changing market conditions and operating trends as well as analyze customer data, and quickly change our properties' pricing and promotional mix on an automated basis.

     NATIONAL TELEPHONE RESERVATION CENTER: We operate a centralized telephone reservation system, which provides added customer service and helps to maximize utilization of available self-storage space. Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system. A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries. We believe that the centralized telephone reservation system enhances our ability to market storage space in the U.S. relative to handling these calls at individual properties, because it allows us to more effectively offer all spaces at all facilities in the vicinity of a customer and to provide higher-quality selling efforts through dedicated sales specialists trained in a central location. We also provide customers the opportunity to review space availability and make reservations online through our website, www.publicstorage.com.

     ECONOMIES OF SCALE: We are the largest provider of self-storage space in the U.S. As of December 31, 2008, we operated 2,012 self-storage facilities in which we had an interest and managed 32 self-storage facilities for third parties. These facilities are generally located in major markets within 38 states in the U.S. At December 31, 2008, we had over one million self-storage spaces rented. The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues, through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures. We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

     We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators. We are also able to purchase and bid aggressively for multiple-keyword advertising on national Internet search engines. In addition, we are able to market efficiently using television as a media source. We believe that our competitors cannot use television advertising, and cannot spend as aggressively on yellow page ads and internet search strategies, because their limited concentration of facilities does not provide a sufficient potential customer base to justify the high cost of such efforts.

     BRAND NAME RECOGNITION: Our operations in the U.S. are conducted under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry in the U.S. Our storage operations within the U.S. are conducted in major markets in 38 states, giving us national recognition and prominence. Our facilities tend to be in highly visible and heavily populated areas, improving the local awareness of our brand.

     COMPLEMENTARY ANCILLARY OPERATIONS: Through a taxable REIT subsidiary, we sell retail items associated with the storage business, rent trucks at our self-storage facilities, and reinsure policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities. We believe these activities supplement and strengthen our existing self-storage business by further meeting the needs of storage customers.

GROWTH AND INVESTMENT STRATEGIES
--------------------------------

     As described more specifically in "THE IMPACT OF CURRENT ECONOMIC FACTORS" above, our growth strategies have been revised in the short-run to respond to current market conditions.

     Over the long run, our growth strategies have consisted of: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring properties that are owned or operated by others in the U.S., (iii) developing existing U.S. real estate facilities, (iv) participating in the growth of commercial facilities owned primarily by PSB, and (v) capitalizing on the potential growth in the European market. In addition to certain revisions to these strategies described below, our strategy has been revised in the short-run to take advantage of dislocation in current capital markets.

     IMPROVE THE OPERATING PERFORMANCE OF EXISTING PROPERTIES: As previously noted, demand for our self-storage facilities has been negatively impacted by the current recession in the short run, and revenue and net operating income are under pressure. Over the long run we seek to increase the net cash flow generated by our existing self-storage properties by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels. We believe that our property management personnel and systems, combined with our national telephone reservation system and media advertising programs will continue to enhance our ability to meet these goals. See "Management's Discussion and Analysis" below for further information regarding our expectation in the short-run with respect to our operating results.

     ACQUIRE PROPERTIES OWNED OR OPERATED BY OTHERS IN THE U.S.: We believe that recent dislocations in the financial markets may provide more opportunities for the acquisition of facilities from distressed sellers who cannot refinance their existing debt as it comes due, and who face reduced cash flows as a result of the current difficult operating environment and reduced self-storage demand. We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry. Data on the rental rates and occupancy levels of our existing facilities, which are often located in proximity to potential acquisition candidates, provide us an advantage in evaluating the potential of acquisition opportunities.

     DEVELOPMENT OF REAL ESTATE FACILITIES: Notwithstanding the long-term opportunity in the development of new facilities and the expansion of our existing facilities, we have substantially reduced our development pipeline at December 31, 2008 in light of current capital market conditions and in evaluating demand for new self-storage space, to five projects to expand or repackage our existing facilities in the U.S., for an aggregate cost of approximately $27.1 million, which will add an aggregate of approximately
189,000 net rentable square feet. In the short-term we do not expect any significant new investment in such development activities. Shurgard Europe has similarly reduced its development activities (see "Capitalize on the Potential for Growth in Europe" below).

     We have a substantial number of facilities in the U.S. that were developed and constructed 20 or more years ago based upon local competitive and demographic conditions in place at that time. Population densities and other such conditions may have changed since then, providing opportunities to expand and further invest into our existing self-storage locations, either by improving the quality of the existing units by adding amenities such as climate control, or by expanding these facilities at a per square foot cost that is typically less than the cost incurred in developing a new location. Historically, we have also allocated a material portion of our investment to the development of new self-storage locations.

     PARTICIPATE IN THE GROWTH OF COMMERCIAL FACILITIES PRIMARILY THROUGH OUR OWNERSHIP IN PS BUSINESS PARKS, INC.: At December 31, 2008, we had a 46% common equity interest in PSB and its operating partnership which consisted of 5,418,273 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. At December 31, 2008, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space located in the U.S. located in eight states. During 2008, the recession in the U.S. impacted PSB resulting in a decrease in new rental rates over expiring rents, as well as declining occupancy levels in the last six months of 2008. It is uncertain what impact the current recession will have on PSB's ability to maintain current occupancy levels and rental rents. PSB may continue to experience downward pressure on its occupancy levels and rental rates.

     CAPITALIZE ON THE POTENTIAL FOR GROWTH IN EUROPE: On March 31, 2008, we entered into a transaction with an institutional investor (the transaction referred to as the "Europe Transaction") whereby the investor acquired a 51% interest in our European operations ("Shurgard Europe"). Shurgard Europe held substantially all of our operations in Europe. Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe's operations.

     Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive option as product knowledge and availability grows. Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies, and more consumer familiarity could result in a significant increase in demand in the long-term.

     In the longer term, as a result of the low density of self-storage in Europe relative to population as compared to the U.S., we believe that there is significant growth potential in Europe, even if the density of self-storage in Europe does not ultimately approach the levels in the U.S. However, ultimately capitalizing on this opportunity will require a significant amount of capital to develop new self-storage facilities in what could be a process extending through a few decades in time frame, similar to the trajectory of the U.S. self-storage industry since its inception in the mid 1960's.

     Shurgard Europe, and its ability and wherewithal to take advantage of these opportunities, has been impacted by the same economic trends that have negatively impacted our domestic self-storage operations and capital markets. In addition to the operating uncertainties that we face, Shurgard Europe faces refinancing risk, as approximately (euro)250 million of debt owed by joint ventures matures in the first half of 2009 and approximately $552.4 million in a loan payable to us becomes due in March 2010. Accordingly, Shurgard Europe has taken many of the same steps that we have domestically, by curtailing its development activities. At such time that public market capital or bank debt becomes available to Shurgard Europe to refinance its existing debt, development and growth may recommence.

     TAKE ADVANTAGE OF DISLOCATION IN CAPITAL MARKETS: At December 31, 2008, we have cash balances on hand of approximately $680.7 million. Due to the aforementioned turbulent credit and equity markets, we believe that there may be opportunities for the acquisition of our own outstanding debt and equity securities. During November and December 2008, we repurchased $103.2 million (liquidation value) of our preferred securities, for an aggregate of $66.9 million, and 367,000 shares of our Equity Shares, Series A for approximately $7.7 million. On February 12, 2009, in accordance with an "any and all" tender offer, we acquired $110.2 million (face amount) of our Senior Unsecured Debt. Any future such transactions will depend upon our evaluation of the return of such investments relative to our other investment alternatives. There can be no assurance that any future such transactions will occur.

FINANCING OF THE COMPANY'S GROWTH STRATEGIES
--------------------------------------------

     IMPACT OF CURRENT CAPITAL MARKETS: As described above in "The Impact of Current Economic Factors", one of our traditional sources of external capital, the issuance of preferred securities, has not been available to us for issuance since late 2007. While we expect this source to be available to us in the long-run, there can be no assurance as to when such source of capital will become available to us again.

     OVERVIEW OF FINANCING STRATEGY: Over the past three years we have funded substantially all the cash portion of our acquisition and development activities with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." Our present intention is to continue to finance substantially all our growth with permanent capital. Presently as a result of the disruption in the capital markets, we believe our ability to raise additional capital, either through the issuance of preferred or common securities, has been significantly impaired. Accordingly, until such time that the capital markets become favorable, our strategy is to finance our activities with internally generated cash flows, cash on-hand ($680.7 million at December 31, 2008) , and borrowings on our revolving line of credit.

     BORROWING: We have in the past used our $300 million revolving line of credit described below under "Borrowings" as temporary "bridge" financing, and repaid those amounts with permanent capital. Our debt outstanding currently represents debt that was assumed either in connection with property acquisitions or in connection with the Shurgard Merger. When we have assumed such debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it economically disadvantageous to prepay. While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders. These powers are subject to a limitation on unsecured borrowings in our Bylaws described in "Limitations on Borrowings" below.

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

INVESTMENTS IN REAL ESTATE AND REAL ESTATE ENTITIES
---------------------------------------------------

     INVESTMENT   POLICIES  AND  PRACTICES  WITH  RESPECT  TO  OUR  INVESTMENTS:
Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our Board of Trustees without a shareholder vote:

o Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, "Properties"), as well as partial interests in entities that own self-storage properties.

o Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the "Public Storage" brand name in the U.S., as well as storage facilities managed in Europe under the "Shurgard Storage Centers" brand name which are owned by Shurgard Europe.

o Additional acquired interests in real estate (other than the acquisition of properties from third parties) will include common equity interests in entities in which we already have an interest.

o To a lesser extent, we have interests in existing commercial properties (described in Item 2, "Properties"), containing commercial and industrial rental space, primarily through our investment in PSB.

FACILITIES OWNED BY CONSOLIDATED ENTITIES
-----------------------------------------

     In addition to our direct ownership of 1,523 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2008 with an aggregate of approximately 98 million net rentable square feet, we have controlling indirect interests in entities that own 470 self-storage facilities in the U.S. with approximately 28 million net rentable square feet. In addition to our self-storage space, we own approximately 1.5 million net rentable square feet of commercial space located adjacent to certain of our self-storage facilities. Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

FACILITIES OWNED BY UNCONSOLIDATED ENTITIES
-------------------------------------------

     At December 31, 2008, we had ownership interests in a) PSB, which owned approximately 19.6 million net rentable square feet of commercial space at December 31, 2008, b) Shurgard Europe, which had ownership interests in 180 facilities, and c) certain limited partnerships owning an aggregate of 19 self-storage facilities. Collectively these entities are referred to as the "Unconsolidated Entities."

     PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that are not included in our consolidated financial statements. The limited partnerships owning the 19 self-storage facilities have no significant amounts of debt or other obligations. See Note 5 to our December 31, 2008 consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Entities.

LIMITATIONS ON DEBT
-------------------

     Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in a ratio of "Debt" to "Assets" (the "Debt Ratio") in excess of 50%. As of December 31, 2008, the Debt Ratio was approximately 5.2%. "Debt" means the liabilities (other than "accrued and other liabilities" and "minority interest") that should, in accordance with U.S. generally accepted accounting principles, be reflected on our consolidated balance sheet at the time of determination. "Assets" means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

     Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.

EMPLOYEES
---------

     We have approximately 5,200 employees in the U.S. at December 31, 2008 who render services on behalf of the Company, primarily personnel engaged in property operations. None of our employees in the U.S. are covered by a collective bargaining agreement. We believe that our relations with our employees are generally amicable.

INSURANCE
---------

     We have historically carried customary property, earthquake, general liability and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles. The aggregate limits on these policies of $75 million for property coverage and $102 million for general liability are higher than estimates of maximum probable loss that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

     Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000. At December 31, 2008, there were approximately 548,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.2 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurance can be given that this activity can continue to be conducted in any given jurisdiction.

ITEM 1A.   RISK FACTORS
           ------------

     In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in FORWARD LOOKING STATEMENTS at the beginning of Item 1.
             --------------------------

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO THE RISKS RELATED TO THE OWNERSHIP AND OPERATION OF REAL ESTATE THAT CAN ADVERSELY IMPACT OUR BUSINESS AND FINANCIAL CONDITION.

     The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

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

o    transactional costs and liabilities, including transfer taxes;

o    adverse changes in tax, real estate and zoning laws and regulations; and

o    tenant and employment-related claims.

     In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 13 under "Insurance and Loss Exposure" to our consolidated financial statements at December 31, 2008.

     There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

     Delays in development and fill-up of our properties would reduce our profitability. From January 1, 2004, through December 31, 2008, we opened 22 newly developed self-storage facilities in the U.S. at a cost of $186 million. In addition, our development "pipeline" at December 31, 2008 consists of five projects with total estimated costs of $27 million. Shurgard Europe has developed and opened 52 facilities since January 1, 2004 at a cost of approximately $417 million, and has nine development projects under construction with total estimated costs of $82 million. Construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability. Delays in the rent-up of newly developed storage space as a result of competition or other factors, including the slowdown in the general economy which has negatively impacted storage demand, would also adversely impact our profitability.

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

THE GLOBAL ECONOMIC CRISIS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, GROWTH AND ACCESS TO CAPITAL.

     By the end of 2008, the national economy was in a recession and the global financial crisis had broadened and intensified. Declining economic conditions in the markets where we operate facilities, including higher unemployment rates, restrictions on the availability of credit, volatile energy costs, increased governmental needs for revenue, and other events or factors that adversely affect disposable incomes, have and are likely to continue to adversely affect our business.

     As a further result of the current global financial crisis, our ability to issue preferred shares or borrow at reasonable rates has been and may continue to be adversely affected by illiquid credit markets. The issuance of perpetual preferred securities has been a significant source of capital to grow our business. In the current market, we are not able to issue perpetual preferred securities at yields we believe are attractive. While we currently believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual, long-term continued turbulence in the credit markets and in the national economy may adversely affect our access to capital and adversely impact earnings growth that might otherwise result from the acquisition and development of real estate facilities.

WE GROW OUR BUSINESS PRIMARILY THROUGH ACQUISITIONS OF EXISTING PROPERTIES AND ARE SUBJECT TO RISKS RELATED TO ACQUISITIONS THAT MAY ADVERSELY AFFECT OUR GROWTH AND FINANCIAL RESULTS.

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

     Any failure by us to manage acquisitions and other significant transactions successfully could negatively impact our financial results. Our growth strategy includes acquiring other self-storage facilities. We also evaluate from time to time other significant transactions. If these facilities are not properly integrated into our system, our financial results may suffer.

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

AS A RESULT OF OUR OWNERSHIP OF 49% OF THE INTERNATIONAL OPERATIONS OF SHURGARD EUROPE WITH A BOOK VALUE OF $264.1 MILLION AT DECEMBER 31, 2008, AND OUR LOAN TO SHURGARD EUROPE AGGREGATING $552.4 MILLION AT DECEMBER 31, 2008, WE ARE EXPOSED TO ADDITIONAL RISKS RELATED TO INTERNATIONAL BUSINESSES THAT MAY ADVERSELY IMPACT OUR BUSINESS AND FINANCIAL RESULTS.

     We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe. In addition, European operations have specific inherent risks, including without limitation the following:

o currency risks, including currency fluctuations, which can impact the fair value of our $264.1 million book value equity investment in Shurgard Europe, as well as the net proceeds to be received upon repayment of our loan to Shurgard Europe;

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

Based upon current market conditions and recent operating result trends of Shurgard Europe, the following specific risks apply with respect to our investment in, and loan to, Shurgard Europe:

o We have an obligation to loan up to an additional (euro)305 million to Shurgard Europe. Shurgard Europe exercised their option to extend our commitment to provide up to (euro)305 million of additional loans to Shurgard Europe through March 2010, either to fund the acquisition of Shurgard Europe's JV partner's interest in the joint ventures and/or repay Shurgard Europe's pro-rata share of the joint venture debt. While the acquisition of the joint venture partners' interests are subject to our approval, and Shurgard Europe's pro rata share of the aggregate joint venture debt is approximately (euro)50 million, this commitment may require us to loan additional funds to Shurgard Europe in amounts or under terms that we may not have otherwise agreed to.

o Joint Ventures that Shurgard Europe has a 20% interest in have significant refinancing requirements. Shurgard Europe's two joint ventures collectively had approximately (euro)250 million ($355 million) of outstanding debt payable to third parties at December 31, 2008, which is non-recourse to Shurgard Europe. One of the joint venture loans totaling (euro)120 million ($170 million) is due May 2009 and the other joint venture loan totaling
     (euro)130 million ($185 million) is due in June 2009. Shurgard Europe is currently negotiating terms with the respective lenders to extend the maturities out one to three years. We expect Shurgard Europe to finalize these extensions within the next 90 days, although there can be no assurance that such extensions will actually be completed.

     If Shurgard Europe were unable to extend the maturity dates of the loans, it is our expectation that the loans would be repaid with each partner contributing their pro rata share towards repayment. Shurgard Europe's pro rata share, in the aggregate, would be approximately (euro)50 million ($70 million) which Shurgard Europe could borrow from us pursuant to our loan commitment described above. Further, it is also possible that Shurgard Europe's joint venture partner will be unable to contribute its pro rata share to repay the loans and may trigger, through its rights under the related partnership documents, the liquidation of the partnership, which could result in Shurgard Europe's acquisition of its joint venture partner's interest or the sale of the properties to third properties, with potential loss or reduction to our investment if the liquidation proceeds were not sufficient. If Shurgard Europe were to acquire its joint venture partner's on such a circumstance, it could borrow on the aforementioned
     (euro)305 million loan commitment we have provided to fund the purchase of the joint venture partner's interest and repayment of the loans.

o Shurgard Europe's ability to refinance its $552.4 million loan from us, which is due in March 2010, is limited based upon current market conditions. We have loaned Shurgard Europe (euro)391.9 million ($552.4 million at December 31, 2008), and this loan is due in March 2010. Given the current capital markets, it is likely that Shurgard Europe would be unable to refinance the entire loan. If Shurgard Europe is unable to obtain financing to raise funds to repay our loan, we may have to negotiate an equity or debt contribution by our joint venture partner to Shurgard Europe, extend the loan, or otherwise take steps under our lender rights. Any of these steps could negatively impact our investment and the liquidity of Shurgard Europe.

o Shurgard Europe's operating trends are negative. Shurgard Europe's same-store revenue is down 2.3% in the quarter ended December 31, 2008 as compared to the same period in 2007 on a constant exchange rate basis, as compared to same-store revenue growth in the U.S. of 1.6%. The outlook for 2009 for Shurgard Europe is for continued reductions in same-store revenues, which will adversely impact Shurgard Europe's operating results and its interest coverage ratio and other similar metrics upon which potential lenders typically base their lending decisions.

WE ARE SUBJECT TO RISKS RELATED TO OUR OWNERSHIP OF ASSETS IN JOINT VENTURE STRUCTURES.

     In connection with our 2006 acquisition of Shurgard and the acquisition of a 51% interest in Shurgard Europe by an institutional investor on March 31, 2008, we hold interests in several joint ventures. Joint ventures may present additional risks, including without limitation, the following:

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

o The risk that the joint ventures could take actions that we could not prevent, which could result in negative rating agency impacts to our preferred shares and debt.

o The risk that we may be constrained from certain activities of our own that we would otherwise deem favorable, due to noncompete clauses in our joint venture arrangements.

o    The risk that we will be unable to resolve  disputes with our joint venture
     partners.   We  are  currently  engaged  in  legal  proceedings   including
     litigation with certain joint venture partners.

THE  HUGHES  FAMILY  COULD  CONTROL  US  AND  TAKE  ACTIONS   ADVERSE  TO  OTHER
SHAREHOLDERS.

     At December 31, 2008, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the "Hughes Family") owned approximately 21.0% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares. Consequently, the Hughes Family may or could control matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

CERTAIN PROVISIONS OF MARYLAND LAW AND IN OUR DECLARATION OF TRUST AND BYLAWS MAY PREVENT CHANGES IN CONTROL OR OTHERWISE DISCOURAGE TAKEOVER ATTEMPTS BENEFICIAL TO SHAREHOLDERS.

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

IF WE FAILED TO QUALIFY AS A REIT FOR INCOME TAX PURPOSES, WE WOULD BE TAXED AS A CORPORATION, WHICH WOULD SUBSTANTIALLY REDUCE FUNDS AVAILABLE FOR PAYMENT OF DIVIDENDS.

     Investors are subject to the risk that we may not qualify as a REIT for income tax purposes. REITs are subject to a range of complex organizational and operational requirements. As a REIT, we must distribute with respect to each year at least 90% of our REIT taxable income to our shareholders (which may take into account certain dividends paid in the subsequent year). Other restrictions apply to our income and assets. Our REIT status is also dependent upon the ongoing qualification of our affiliate, PSB, as a REIT, as a result of our substantial ownership interest in that company.

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

     We have also assumed, based on public filings that Shurgard qualified as a REIT. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard to us pursuant to the Shurgard Merger).

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

WE   HAVE   BECOME    INCREASINGLY    DEPENDENT   UPON   AUTOMATED    PROCESSES,
TELECOMMUNICATIONS, AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

     We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns. Nearly half of our move-ins comes from sales channels dependent upon telecommunications (telephone or Internet).

WE HAVE NO INTEREST IN CANADIAN SELF-STORAGE FACILITIES OWNED BY THE HUGHES FAMILY.

     The Hughes Family has ownership interests in, and operates, 49 self-storage facilities in Canada under the name "Public Storage." We currently do not own any interests in these facilities nor do we own any facilities in Canada. We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them. However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

     Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH. For the years ended December 31, 2008 and 2007, PSICH received $768,000 and $906,000, respectively, in reinsurance premiums attributable to the Canadian Facilities. Since PSICH's right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

OUR TENANT INSURANCE BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION WHICH COULD REDUCE OUR PROFITABILITY OR LIMIT OUR GROWTH.

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

     In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For each of the years ended December 31, 2008 and 2007, revenues from our tenant reinsurance business represented approximately 3% of our revenues.

FAILURE TO COMPLY WITH APPLICABLE LAWS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS.

     We are subject to a wide range of federal, state and local laws and regulations including those imposed by the SEC, the Sarbanes-Oxley Act of 2002 and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

     Terrorist attacks and other acts of violence or war could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the U.S., the European Community, or their businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL RESULTS.

     We are headquartered in, and approximately one-fifth of our properties in the U.S. are located in California. The state of California and many local jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes or other governmental efforts to raise revenues could adversely impact our business and results of operations. In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         Not applicable.

ITEM 2.  PROPERTIES
         ----------

     At December 31, 2008, we had direct and indirect ownership interests in 2,012 and 181 storage facilities located in 38 states within the U.S. and seven Western European nations, respectively:

                                             At December 31, 2008
                                  -----------------------------------------
                                  Number of Storage     Net Rentable Square
                                    Facilities (a)      Feet (in thousands)
                                  ------------------    -------------------
United States:
California:
     Southern...............                 204                 14,202
     Northern...............                 170                  9,927
Texas.......................                 236                 15,493
Florida.....................                 191                 12,511
Illinois....................                 123                  7,800
Washington..................                  91                  6,028
Georgia.....................                  92                  5,964
North Carolina..............                  69                  4,775
Virginia....................                  78                  4,453
New York....................                  62                  3,997
Colorado....................                  60                  3,810
New Jersey..................                  56                  3,524
Maryland....................                  56                  3,290
Minnesota...................                  44                  2,990
Michigan....................                  43                  2,755
Arizona.....................                  37                  2,259
South Carolina..............                  40                  2,155
Missouri....................                  38                  2,144
Oregon......................                  39                  2,006
Indiana.....................                  31                  1,926
Pennsylvania................                  28                  1,867
Ohio........................                  30                  1,860
Nevada......................                  24                  1,561
Tennessee...................                  27                  1,528
Kansas......................                  22                  1,310
Massachusetts...............                  19                  1,179
Wisconsin...................                  16                  1,030
Other states (12 states)....                  86                  4,731
                                           -----                -------
     Total - U.S............               2,012                127,075
                                           -----                -------
Europe:
France......................                  55                  2,901
Netherlands.................                  37                  1,977
Sweden......................                  27                  1,437
Belgium.....................                  21                  1,254
United Kingdom..............                  20                    970
Germany.....................                  11                    552
Denmark.....................                  10                    502
                                           -----                -------
     Total - Europe.........                 181                  9,593
                                           -----                -------
     Grand Total............               2,193                136,668
                                           =====                =======

(a) See Schedule III:Real Estate and Accumulated Depreciation in the Company's 2008 financials, for a complete list of properties consolidated by the Company.

     Our facilities are generally operated to maximize cash flow through the regular review and adjustment of rents charged to our tenants. For the year ended December 31, 2008, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 89% and $12.98, respectively in the U.S. and 80% and $28.05, respectively in Europe.

     At December 31, 2008, 90 of our facilities were encumbered by an aggregate of $236 million in mortgage notes payable.

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

     Since our investments are primarily self-storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field. Historically, upon stabilization after an initial fill-up period, our U.S. self-storage facility interests have generally shown a high degree of consistency in generating cash flows. We believe that our self-storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.

     COMMERCIAL PROPERTIES: In addition to our interests in 2,193 self-storage facilities, we have an interest in PSB, which, as of December 31, 2008, owns and operates approximately 19.6 million net rentable square feet in eight states. At

December 31, 2008, our investment in PSB represents 2.7% of our total assets based upon book value of $265.7 million. The market value of our investment in PSB at December 31, 2008 of approximately $568.2 million represents 5.7% of the book value of our total assets at December 31, 2008 of approximately $9.9 billion. We also directly own 1,469,000 net rentable square feet of commercial space, primarily located at our existing self-storage locations, comprised of small retail locations.

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

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior  Court of
     ---------------------------------------------------------------------------
     California - Los Angeles County)
     --------------------------------

     The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

     European Joint Venture Arbitration Proceeding
     ---------------------------------------------

     Shurgard Europe holds a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard, that collectively own 72 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint venture partners contested whether the Company has the right to purchase its interests under the early exit procedures of the joint venture agreements. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings occurred from June 30, 2008 through July 3, 2008.

     The arbitration panel recently issued a ruling concluding that Shurgard Europe did not have the right to start the exit procedures under the early exit provision of joint venture agreements. However, the panel held that Shurgard Europe did not act unreasonably in raising a genuine issue and ruled that each party is to bear its own costs. The arbitration panel's decision does not affect Shurgard Europe's ability to exit the joint ventures in accordance with the ordinary (as compared to the "early") exit provisions of the joint venture agreements if market and other conditions make a termination of one or both of the joint ventures advisable. The ordinary exit procedure is currently exercisable for First Shurgard and will be exercisable in May 2009 for Second Shurgard.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------

     We did not submit any matter to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2008.

                                     PART II
                                     -------

ITEM 5.  Market for Registrant's Common Equity, Related Shareholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

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

                                                              Range
                                                  -----------------------------
         Year                 Quarter               High                 Low
         ----                 -------             --------             -------
         2007                   1st               $117.16               $92.43
                                2nd                 99.36                74.28
                                3rd                 82.11                68.09
                                4th                 85.58                70.29

         2008                   1st                 94.98                65.66
                                2nd                 98.01                78.85
                                3rd                102.48                75.00
                                4th                105.87                52.52

               The following table sets forth the high and low sales prices of our Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange composite tapes for the applicable periods.

                                                             Range
                                                  -----------------------------
         Year                 Quarter               High                 Low
         ----                 -------             --------             -------
         2007                    1st               $27.27               $26.25
                                 2nd                26.88                25.65
                                 3rd                26.15                25.00
                                 4th                26.29                24.32

         2008                    1st                26.00                24.14
                                 2nd                26.33                25.05
                                 3rd                26.50                24.50
                                 4th                26.05                18.12

               As of February 15, 2009, there were approximately 19,462 holders of record of Common Shares and approximately 9,402 holders of Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A.

     b.   Dividends

               We have paid quarterly distributions to our shareholders since 1981, our first full year of operations. Overall distributions on Common Shares for 2008 amounted to $472.8 million or $2.80 per share. Included in these amounts are $101.0 million or $0.60 per Common Share with respect to a special cash dividend paid in December 2008.

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

               For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof. For 2008, the dividends paid on common shares ($2.80 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

                                 1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
                                 -----------       -----------       -----------      -----------
Ordinary Income..........          99.9668%          99.6512%          99.8319%         100.0000%
Long-term Capital Gain...           0.0332%           0.3488%           0.1681%           0.0000%
                                 -----------       -----------       -----------      -----------
Total....................         100.0000%         100.0000%         100.0000%         100.0000%
                                 ===========       ===========       ===========      ===========



               For 2007, the dividends paid on common shares ($2.00 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

                                 1st Quarter       2nd Quarter       3rd Quarter      4th Quarter
                                 -----------       -----------       -----------      -----------
Ordinary Income..........          99.8756%          98.8310%         100.0000%          97.3267%
Long-term Capital Gain...           0.1244%           1.1690%           0.0000%           2.6733%
                                 -----------       -----------       -----------      -----------
Total....................         100.0000%         100.0000%         100.0000%         100.0000%
                                 ===========       ===========       ===========      ===========

     c.   Equity Shares

               The Company is authorized to issue 100,000,000 Equity Shares. Our declaration of trust provides that the Equity Shares may be issued from time to time in one or more series and gives the Board of Trustees broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

               At  December  31,  2008,  we  had  8,377,193   Depositary  Shares
          outstanding, each representing 1/1,000 of an Equity Share, Series A. The Equity Shares, Series A rank on a parity with our common shares and junior to the Senior Preferred Shares with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Shares or b) $2.45 per annum. Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 of our common shares. The depositary shares are otherwise not convertible into common shares. Holders of depositary shares vote as a single class with our holders of common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

     d.   Common Share Repurchases

               Our Board of Trustees has authorized the repurchase  from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares. During 2006 and 2007, we did not repurchase any shares. During 2008, we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through March 2, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2008. During the year ended December 31, 2008, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     e.   Preferred and Equity Share Repurchases

               During November and December 2008, in privately negotiated transactions we repurchased various series of our Cumulative Preferred Shares with an aggregate liquidation amount of $103.2 million, for an aggregate of $66.9 million in cash (which was inclusive of accrued dividends), in addition to 367,000 shares of our Equity Shares, Series A for an aggregate of $7.7 million in cash (inclusive of accrued dividends).

               The following table presents monthly information related to our privately negotiated repurchases of our Cumulative Preferred Shares and Equity Shares, Series A during the year ended December 31, 2008:

                                                   Total Number
                                                   of Shares     Average Price
        Period Covered                             Purchased     Paid per Share
        ------------------------------------       ---------     --------------

        October 1, 2008  - October 31, 2008               -               -
        November 1, 2008 - November 30, 2008
          Preferred Shares - Series Y               449,100          $16.04
          Preferred Shares - Series K             1,409,756          $16.87
          Preferred Shares - Series L               933,400          $15.67
          Preferred Shares - Series M               934,647          $15.38
          Equity Shares - Series A                  367,000          $21.00
                                                  ---------          ------
          Monthly Total                           4,093,903          $16.54
                                                  ---------          ------
        December 1, 2008 - December 31, 2008
          Preferred Shares - Series Y               400,000          $17.23
                                                  ---------          ------
        Total                                     4,493,903          $16.60
                                                  =========          ======

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                          For the year ended December 31,
                                                      ------------------------------------------------------------------------
                                                       2008 (1)       2007 (1)        2006 (1)         2005            2004
                                                      ----------     -----------     ----------     ----------      ----------
                                                                   (Amounts in thousands, except per share data)
Revenues:
  Rental income and ancillary operations........      $1,709,452      $1,803,082     $1,347,267     $1,041,528       $950,600
  Interest and other income.....................          36,155          11,417         31,799         16,447          5,391
                                                      ----------      ----------     ----------     ----------      ----------
                                                       1,745,607       1,814,499      1,379,066      1,057,975        955,991
                                                      ----------      ----------     ----------     ----------      ----------
Expenses:
   Cost of operations (excluding depreciation)..         580,577         657,743        496,257        376,526        360,256
  Depreciation and amortization.................         414,188         622,400        437,555        195,824        182,663
  General and administrative....................          62,809          59,749         84,661         21,115         18,813
  Interest expense..............................          43,944          63,671         33,062          8,216            760
                                                      ----------      ----------     ----------     ----------      ----------
                                                       1,101,518       1,403,563      1,051,535        601,681        562,492
                                                      ----------      ----------     ----------     ----------      ----------
Income from continuing operations before equity
  in earnings of real estate entities, gain on
  disposition of an interest in Shurgard Europe,
  gain (loss) on disposition of real estate
  investments and casualty gain or loss, foreign
  currency exchange (loss) gain and minority
  interest in income............................         644,089         410,936        327,531        456,294        393,499
Equity in earnings of real estate entities......          20,391          12,738         11,895         24,883         22,564
Gain on disposition of an interest in Shurgard
  Europe........................................         344,685               -              -              -              -
Gain (loss) on disposition of real estate
  investments and casualty gain or loss, net....          (8,665)          5,212          2,177          1,182             67
Foreign currency exchange (loss) gain...........         (25,362)         58,444          4,262              -              -
Minority interest in income.....................         (38,696)        (29,543)       (31,883)       (32,651)       (49,913)
                                                      ----------      ----------     ----------     ----------      ----------
Income from continuing operations...............         936,442         457,787        313,982        449,708        366,217
Discontinued operations and cumulative effect of
  change in accounting principle................          (1,266)           (252)            44          6,685             (4)
                                                      ----------      ----------     ----------     ----------      ----------
Net income......................................        $935,176        $457,535       $314,026       $456,393       $366,213
                                                      ==========      ==========     ==========     ==========      =========
-----------------------------------------------------------------------------------------------------------------------------
Per Common Share:
Distributions...................................          $2.80           $2.00          $2.00           $1.90          $1.80

Net income - Basic..............................          $4.21           $1.18          $0.33           $1.98          $1.39
Net income - Diluted............................          $4.19           $1.17          $0.33           $1.97          $1.38

Weighted average common shares - Basic..........         168,250         169,342        142,760        128,159        127,836
Weighted average common shares - Diluted........         168,883         170,147        143,715        128,819        128,681
-----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total assets....................................      $9,936,045     $10,643,102    $11,198,473     $5,552,486     $5,204,790
Total debt......................................        $643,811      $1,069,928     $1,848,542       $149,647       $145,614
Minority interest...............................        $364,417        $506,688       $506,030       $253,970       $428,903
Shareholders' equity............................      $8,715,464      $8,763,129     $8,208,045     $4,817,009     $4,429,967
-----------------------------------------------------------------------------------------------------------------------------
Other Data:
Net cash provided by operating activities.......      $1,059,225      $1,027,605       $753,140       $673,150       $593,743
Net cash provided by (used in) investing
  activities....................................        $340,018       $(261,876)     $(473,630)     $(452,425)     $(156,066)
Net cash used in financing activities...........       $(966,360)    $(1,061,457)     $(228,095)     $(102,969)     $(276,255)

(1) The significant increase in our revenues, cost of operations, depreciation and amortization, and interest expense in 2006 and 2007, and the significant increase in total assets, total debt and shareholder' equity in 2006, is due to our acquisition of Shurgard Storage Centers in August 2006. The significant decrease in our revenues, cost of operations, depreciation and amortization, and interest expense in 2008, and the significant decrease in total assets, total debt and shareholder' equity in 2008, is due to our disposition of an interest in Shurgard Europe on March 31, 2008. See Note 3 to our December 31, 2008 consolidated financial statements for further information.

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

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The notes to our December 31, 2008 consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

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

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 13 to our December 31, 2008 consolidated financial statements.

     ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

     VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN BUSINESS COMBINATIONS: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in business combinations, most notably the Shurgard Merger. We have acquired these assets, in certain cases, with non-cash assets, most notably the 38.9 million shares that we issued to the Shurgard shareholders. These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the then tenant base in place, and the recoverability of certain assets. We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could come to materially different conclusions as to the estimated values, if different assumptions were used. If the values were determined using different assumptions than those used, our depreciation and amortization expense, interest expense, gain on disposition of an interest in Shurgard Europe, real estate, debt, and intangible assets could have been materially different.

     OVERVIEW OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. We are the largest owner and operator of self-storage facilities in the U.S., and we have an interest in what we believe is the largest owner and operator of self-storage facilities in Europe.

     We currently  operate within three reportable  segments:  (i) self-storage,
(ii) Shurgard Europe and (iii) ancillary. The self-storage segment comprises the direct and indirect ownership, development, and operation of traditional storage facilities in the U.S. Our Shurgard Europe segment comprises our equity interest in the self-storage and associated activities in seven countries in Western Europe. Our ancillary segment represents all of our other activities, which are reported as a group, including (i) containerized storage, (ii) commercial property operations, directly and through our 46% ownership interest in PS Business Parks, Inc. ("PSB"), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol "PSB" (as of December 31, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space), (iii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iv) retail operations conducted at our self-storage facilities including merchandise sales and truck rentals, and (v) management of self-storage facilities owned by third-party owners and domestic facilities owned by the Unconsolidated Entities. See also Note 11 to our

December 31, 2008 consolidated financial statements for further information regarding our segments.

     We significantly increased the scope and scale of our operations on August 22, 2006, when we merged with Shurgard Storage Centers, Inc. ("Shurgard" and the merger referred to as the "Shurgard Merger"), a REIT which had an interest in 487 self-storage facilities located in the U.S. and an interest in Shurgard Europe's 160 facilities. On March 31, 2008, we entered into a transaction with an institutional investor (the transaction referred to as the "Europe Transaction") whereby the investor acquired a 51% equity interest in our European operations ("Shurgard Europe"). Shurgard Europe held substantially all of our operations in Europe. Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe's operations.

     Our self-storage facilities in the U.S. comprise approximately 90% of our operating revenue, and represent the primary driver of growth in our net income and cash flows from operations. In addition, much of our ancillary revenues are derived at our self-storage facility locations, either from our existing self-storage customer base or from the customer traffic within our self-storage facilities. Accordingly, a large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses in our self-storage facilities.

     The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in both the U.S. and Europe has softened and, as a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenue growth in each of our operating segments.

     An important determinant of our long-term growth is the expansion of our asset base and deployment of capital. Acquisitions of self-storage facilities have been minimal over the past year as we continue to monitor seller expectations and wait for better opportunities that may come about as certain local developers, who raised capital through the issuance of debt, endeavor to refinance such debt in the near-term, but face the current tight credit markets as well as pressure on operating cash flow due to the current difficult operating environment.

     While historically we have developed real estate facilities, we have substantially reduced our development activities due to the existing recession and our belief that our capital can be more effectively put to use in other ways.

     We currently have $680.7 million in cash on hand at December 31, 2008, and continue to monitor the appropriate and most effective way to deploy this capital, primarily either through the acquisition of facilities or through the opportunistic acquisition of our own debt and equity securities. We acquired, for $66.9 million, certain of our preferred securities in November and December 2008 at a substantial discount to liquidation value, and we acquired $110.2 million of our outstanding senior unsecured notes during February 2009.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING RESULTS FOR 2008 AS COMPARED TO 2007: Net income for the year ended December 31, 2008 was $935.2 million compared to $457.5 million for the same period in 2007, representing an improvement of $477.7 million. This improvement is primarily due to a gain of $344.7 million recognized on the disposition of a 51% interest in Shurgard Europe on March 31, 2008, improvements in net operating income with respect to our domestic self-storage facilities and a reduction in amortization of intangible assets, offset by a foreign currency exchange loss of $25.4 million for the year ended December 31, 2008 as compared to a foreign exchange gain of $58.4 million in 2007.

     Comparisons of our revenues and expenses for the year ended December 31, 2008 to the year ended December 31, 2007 are significantly impacted by the acquisition by an institutional investor of a 51% interest in Shurgard Europe on

March 31, 2008, which resulted in the deconsolidation of Shurgard Europe. Shurgard Europe's revenues and expenses after March 31, 2008 are excluded from our statement of operations and, instead, our 49% equity share of Shurgard Europe's operating results are included in the line item "equity in earnings of real estate entities" and we also record interest and other income with respect to (i) the interest received on our intercompany loan from Shurgard Europe and
(ii) license fee income.

     For the years ended December 31, 2008 and 2007, we allocated $205.9 million and $236.8 million of our net income, respectively, to our preferred shareholders. The year-over-year decrease is due primarily to an allocation of income from our preferred shareholders to our common shareholders of $33.9 million, representing the excess of original net proceeds from issuance over the amount paid in the fourth quarter of 2008 pursuant to preferred share repurchases.

     For the year ended December 31, 2008, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $708.1 million or $4.19 per common share on a diluted basis compared to $199.4 million or $1.17 per common share for the same period in 2007, representing an improvement of $508.7 million or $3.02 per common share. These increases are due primarily to the aforementioned reduction in the allocation of net income to our preferred shareholders in connection with the repurchase of securities, along with the impact of the factors described above with respect to the increase in our net income.

     Weighted average diluted common shares were 168,883,000 and 170,147,000, respectively, for the years ended December 31, 2008 and 2007. The decline is due primarily to common share repurchases in the first quarter of 2008.

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

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 91% of our total revenues generated for the year ended December 31, 2008, respectively. Rental income with respect to our self-storage operations declined by 4.9% in the year ended December 31, 2008, when compared to the same period in 2007 due primarily to the deconsolidation of Shurgard Europe effective April 1, 2008, offset partially by growth in our remaining facilities. Rental income with respect to our self-storage operations grew by 34.1% in 2007, as compared to 2006. The year-over-year growth in rental income is primarily due to the acquisition of additional facilities in connection with the Shurgard Merger combined with the addition of new facilities to our portfolio in 2006 and 2007 and their subsequent fill-up.

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of three groups of facilities that management analyzes with respect to the Company's performance for our self-storage segment, which includes: (i) the Same Store group, representing our domestic facilities that we have owned and have been stabilized prior to January 1, 2006, as well as certain of the U.S. facilities we acquired in the Shurgard Merger on August 22, 2006 which were stabilized since January 1, 2006, for our Shurgard Europe segment and (ii) all other facilities included in our financial statements other than those owned by Shurgard Europe, which are primarily those facilities that have not been operated at a stabilized basis since January 1, 2006 because they are either newly developed or acquired since 2006 or because expansion activities were not stabilized since January 1, 2006, and for the facilities operated by Shurgard Europe which were acquired in connection with the Shurgard Merger on August 22, 2006, and deconsolidated effective March 31, 2008.


SELF - STORAGE OPERATIONS SUMMARY:                        Year Ended December 31,                Year Ended December 31,
----------------------------------                 -----------------------------------    -------------------------------------
                                                                                Percentage                          Percentage
                                                       2008           2007      Change        2007        2006       Change
                                                   ----------     -----------   --------   -----------  ----------  ----------
                                                                           (Dollar amounts in thousands)
Rental income:
   Public Storage Same Store Facilities........     $1,006,093    $   983,342       2.3%   $  983,342   $  960,294       2.4%
   Shurgard Same Store Facilities..............        333,213        322,973       3.2%      322,973      109,543     194.8%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Same Store Facilities..............      1,339,306      1,306,315       2.5%    1,306,315    1,069,837      22.1%
   Other Facilities............................        187,271        163,632      14.4%      163,632      111,152      47.2%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Self-Storage Segment...............      1,526,577      1,469,947       3.9%    1,469,947    1,180,989      24.5%
   Shurgard Europe Segment Facilities (a)......         54,722        192,507     (71.6)%     192,507       58,708     227.9%
                                                    ----------    -----------   --------   -----------  ----------  ----------
     Total rental income.......................      1,581,299      1,662,454      (4.9)%   1,662,454    1,239,697      34.1%
                                                    ----------    -----------   --------   -----------  ----------  ----------
Cost of operations before depreciation and
    amortization expense:
   Public Storage Same Store Facilities........        324,316        318,137       1.9%      318,137      316,847       0.4%
   Shurgard Same Store Facilities..............        106,253        108,091      (1.7)%     108,091       39,733     172.0%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Same Store Facilities..............        430,569        426,228       1.0%      426,228      356,580      19.5%
   Other Facilities............................         64,853         62,310       4.1%       62,310       42,396      47.0%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Self-Storage Segment...............        495,422        488,538       1.4%      488,538      398,976      22.4%
   Shurgard Europe Segment Facilities..........         24,654         91,689     (73.1)%      91,689       29,934     206.3%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total cost of operations.................        520,076        580,227     (10.4)%     580,227      428,910      35.3%
                                                    ----------    -----------   --------   -----------  ----------  ----------
Net operating income before depreciation and
    amortization expense (b):
   Public Storage Same Store Facilities........        681,777        665,205       2.5%      665,205      643,447       3.4%
   Shurgard Same Store Facilities..............        226,960        214,882       5.6%      214,882       69,810     207.8%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Same Store Facilities..............        908,737        880,087       3.3%      880,087      713,257      23.4%
   Other Facilities (b)........................        122,418        101,322      20.8%      101,322       68,756      47.4%
                                                    ----------    -----------   --------   -----------  ----------  ----------
      Total Self-Storage Segment...............      1,031,155        981,409       5.1%      981,409      782,013      25.5%
   Shurgard Europe Segment Facilities (b)......         30,068        100,818     (70.2)%     100,818       28,774     250.4%
                                                    ----------    -----------   --------   -----------  ----------  ----------
   Total net operating income before
        depreciation and amortization expense (b)    1,061,223      1,082,227      (1.9)%   1,082,227      810,787      33.5%
                                                    ----------    -----------   --------   -----------  ----------  ----------
Depreciation and amortization expense:
   Total depreciation and amortization expense.       (410,624)      (619,104)    (33.7)%    (619,104)    (434,366)     42.5%
                                                    ----------    -----------   --------   -----------  ----------  ----------
Net operating income:
   Total net operating income..................     $  650,599    $   463,123      40.5%   $  463,123   $  376,421      23.0%
                                                   ===========    ===========   ========   ==========   ==========  ==========

Data for Same Store and Other Facilities:
Weighted average square foot occupancy during
   the period..................................          88.9%          88.4%       0.6%        88.4%        88.6%     (0.2)%
Number of self-storage facilities (at end of
   period).....................................          1,994          1,985       0.5%        1,985        1,982       0.2%
Net rentable square feet (in thousands, at end
   of period):.................................        126,028        124,866       0.9%      124,866      124,041       0.7%

(a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. We acquired these facilities on August 22, 2006 in connection with the Shurgard Merger. As described in Note 3 to our December 31, 2008 consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical same store property operations of Shurgard Europe.

(b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. See Note 11 to our December 31, 2008 consolidated financial statements, "Segment Information," which includes a reconciliation of NOI for our self-storage and Shurgard Europe segments to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

     Same Store Facilities

     We have 1,789 Same Store Facilities that contain approximately 109.4 million net rentable square feet, representing approximately 87% of the aggregate net rentable square feet of our consolidated domestic self-storage portfolio at December 31, 2008. The significance of this pool of facilities is that they have all operated on a stabilized basis for at least the past three years. This gives management a meaningful year-over-year comparison of operating data. Revenues and operating expenses with respect to this group are set forth in the table below:

SAME STORE FACILITIES                                          Year Ended December 31,                 Year Ended December 31,
                                                        ---------------------------------     -------------------------------------
                                                                                   Percentage                             Percentage
                                                            2008         2007        Change        2007         2006 (a)    Change
                                                        ----------      ---------- ---------    -----------   ----------  ---------
                                                               (Dollar amounts in thousands, except weighted average amounts)

Rental income......................................     $1,283,015      $1,252,752       2.4%   $ 1,252,752   $1,215,835       3.0%
Late charges and administrative fees collected.....         56,291          53,563       5.1%        53,563       52,753       1.5%
                                                        ----------      ----------      ----    -----------   ----------      -----
   Total rental income.............................      1,339,306       1,306,315       2.5%     1,306,315    1,268,588       3.0%
                                                        ----------      ----------      ----    -----------   ----------      -----
Cost of operations before depreciation and amortization:
     Direct property payroll.......................         88,468          87,516       1.1%        87,516      101,221     (13.5)%
     Property taxes................................        125,696         122,157       2.9%       122,157      118,765       2.9%
     Repairs and maintenance.......................         39,949          39,980      (0.1)%       39,980       39,129       2.2%
     Media advertising.............................         18,386          19,075      (3.6)%       19,075       14,458      31.9%
     Other advertising and promotion...............         17,168          17,714      (3.1)%       17,714       20,456     (13.4)%
     Utilities.....................................         33,270          31,949       4.1%        31,949       31,242       2.3%
     Property insurance............................         10,611          12,572     (15.6)%       12,572       12,180       3.2%
     Telephone reservation center..................         11,744          11,798      (0.5)%       11,798       11,098       6.3%
     Other cost of management......................         85,277          83,467       2.2%        83,467       86,178      (3.1)%
                                                        ----------      ----------      ----    -----------   ----------      -----
   Total cost of operations........................        430,569         426,228       1.0%       426,228      434,727      (2.0)%
                                                        ----------      ----------      ----    -----------   ----------      -----
Net operating income before depreciation and
   amortization expense (b)........................        908,737         880,087       3.3%       880,087      833,861       5.5%
Depreciation and amortization expense..............       (318,696)       (407,962)    (21.9)%     (407,962)    (363,734)     12.2%
                                                        ----------      ----------      ----    -----------   ----------      -----
 Net operating income..............................     $  590,041     $   472,125      25.0%   $   472,125  $   470,127       0.4%
                                                        ==========     ===========      ====    ===========  ===========      =====

Gross margin (before depreciation and amortization
expense)...........................................         67.9%           67.4%        0.7%        67.4%        65.7         2.6%

Weighted average for the fiscal year:
   Square foot occupancy (c).......................         89.5%           89.5%        -           89.5%        89.1%        0.4%
   Realized annual rent per occupied square foot (d)
   (f).............................................     $   13.10      $    12.79        2.4%   $    12.79   $    12.47        2.6%
   REVPAF (e) (f)..................................     $   11.72      $    11.45        2.4%   $    11.45   $    11.11        3.1%

 Weighted average at December 31:
   Square foot occupancy...........................         87.1%           87.9%       (0.9)%       87.9%        88.1%       (0.2)%
   In place annual rent per occupied square foot (g)    $   14.03      $    13.93        0.7%   $    13.93   $    13.55        2.8%
Total net rentable square feet (in thousands)......       109,436         109,436          -       109,436      109,436          -
Number of facilities...............................         1,789           1,789          -         1,789        1,789          -


(a) For comparative purposes, the 2006 operating data includes historical amounts for the entire year for the stabilized properties we acquired in the Shurgard Merger on August 22, 2006. Included in our consolidated financial statements are only the historical operating results of these facilities after August 22, 2006.

(b) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. For our Same Store facilities, NOI represents a portion of our total self-storage segment's NOI and is reconciled to the self-storage segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's NOI to consolidated net income is included in Note 11 to our December 31, 2008 consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

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

     We believe that demand for our self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward. In order to most effectively address the softness in demand, we have continued to closely monitor and change our media advertising on a localized basis, increased the level of promotional discounts and have been conservative with rental rates during 2008. We expect to be similarly conservative in rental rates and media advertising in the expectation of similar trends in the near term.

     Rental income increased approximately 2.5% in 2008 as compared to 2007, and 3.0% in 2007 as compared to 2006. These increases were primarily attributable to higher average realized annual rental rates per occupied square foot, which were 2.4% higher in 2008 as compared to 2007, and 2.6% higher in 2007 as compared to 2006. Occupancy levels remained consistent during the three years ended December 31, 2008.

     However, in the three months ended December 31, 2008, revenue growth tightened to 1.6% relative to the same period in 2007. At December 31, 2008, our occupancy is 0.9% lower than at December 31, 2007, while in-place rental rate per occupied square foot was 0.7% higher at December 31, 2008 than at December 31, 2007. We believe that these trends are due to the aforementioned reduction in demand for self-storage space, and it is uncertain whether the trends may worsen or when they may improve.

     Cost of operations (excluding depreciation and amortization) increased by 1.0% in 2008 as compared to 2007, and decreased by 2.0% in 2007 as compared to 2006. Growth increased minimally in 2008 as higher property tax and utilities expenses were partially offset by lower property insurance expense as compared to 2007. In 2007, we benefited from scale efficiencies from the Shurgard Merger as compared to 2006.

     Direct property payroll expense increased by 1.1% in 2008 as compared to 2007. The increase reflects lower incentive pay and stagnant growth in average wage rates, offset by higher hours incurred due to adjustments in staffing levels. In 2007, payroll expense declined 13.5% over 2006. Prior to the Shurgard Merger, Shurgard paid its property managers higher compensation than what we paid our property managers. Starting January 1, 2007, the former Shurgard employees who remained had their compensation adjusted to the existing Public Storage compensation levels. Also in 2007, many of the inefficiencies such as overtime and increased staffing levels used to manage increased turnover that we experienced in 2006, as we were integrating the Shurgard facilities into our portfolio, were eliminated. For 2009, we expect moderate growth trends in payroll.

     Property tax expense increased by 2.9% in 2008 as compared to 2007, and in 2007 as compared to 2006. These increases are due to increases in assessments of property values that have been greater than we experienced in prior years. We expect property tax expense growth of approximately 4% in 2009.

     Repairs and maintenance expenditures were flat from 2007 to 2008, as compared to a 2.2% increase from 2006 to 2007. Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year. However, we expect repairs and maintenance expenditures to grow moderately in 2009.

     Media advertising for the Same Store Facilities decreased 3.6% in 2008 as compared to 2007, and from $2.6 million in the fourth quarter of 2007 to $0.9 million in the fourth quarter of 2008. In 2007, media advertising increased 31.9% over 2006. The significant increase in media advertising in 2007 as compared to 2006 reflects increased media spending in 2006 immediately following the Shurgard Merger in order to improve the occupancy levels of the facilities we acquired in the merger. Other advertising and promotion is comprised principally of yellow page and internet advertising, which decreased 3.1% during 2008 as compared to 2007, and 13.4% during 2007 as compared to 2006.

     Due to current market conditions we expect that we will continue to be aggressive with media advertising in the near term, with increases in media advertising in the first quarter of 2009 as compared to the first quarter of 2008. Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

     Utility expenses increased 4.1% in 2008 as compared to 2007, and 2.3% in 2007 as compared to 2006. We believe this negative impact is due to the rapid increase in energy prices during the first nine months of 2008, particularly in our Texas and New York markets. The recent downward trends in other energy prices and to the extent that such downward trends are reflected in our utility costs, we experienced some moderation in utility price increases in the fourth quarter of 2008 relative to the same period in 2007. It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

     Insurance expense decreased 15.6% in 2008 as compared to 2007, and increased 3.2% in 2007 as compared to 2006. The decline in 2008 from 2007 reflects significant decreases in property insurance resulting primarily from the softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us. We expect insurance expense to be down slightly in 2009 as compared to 2008.

     Telephone reservation center costs remained flat in 2008 as compared to 2007 after increasing 6.3% from 2006 to 2007. We expect future increases in our telephone reservation center to be based primarily upon general inflation.

     The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

                                               For the Quarter Ended
                     ----------------------------------------------------------------------
                         March 31           June 30        September 30         December 31        Entire Year
                      -----------          ---------       ------------         -----------        -----------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2008             $   326,781          $ 335,412        $   344,033         $   333,080         $1,339,306
     2007             $   317,169          $ 325,144        $   336,117         $   327,885         $1,306,315
     2006             $   306,954          $ 317,425        $   326,277         $   317,932         $1,268,588

Total cost of operations (excluding depreciation and amortization expense):
     2008             $   115,347          $ 112,182        $   105,814         $    97,226         $  430,569
     2007             $   110,523          $ 110,480        $   106,668         $    98,557         $  426,228
     2006             $   110,557          $ 110,154        $   108,319         $   105,697         $  434,727

Property tax expense:
     2008             $    33,705          $  32,526        $    33,465         $    26,000         $  125,696
     2007             $    32,318          $  31,110        $    32,340         $    26,389         $  122,157
     2006             $    30,645          $  29,535        $    30,800         $    27,785         $  118,765

Media advertising expense:
     2008             $     6,366          $   9,148        $     1,998         $       874         $   18,386
     2007             $     4,820          $   7,589        $     4,044         $     2,622         $   19,075
     2006             $     4,345          $   2,988        $     1,349         $     5,776         $   14,458

Other advertising and promotion expense:
     2008             $     4,130          $   4,733        $     4,348         $     3,957         $   17,168
     2007             $     4,633          $   5,027        $     4,180         $     3,874         $   17,714
     2006             $     4,334          $   5,587        $     5,339         $     5,196         $   20,456

REVPAF:
     2008             $    11.45           $  11.75         $    12.04          $    11.66          $   11.72
     2007             $    11.12           $  11.40         $    11.77          $    11.50          $   11.45
     2006             $    10.76           $  11.12         $    11.42          $    11.14          $   11.11

Weighted average realized annual rent per occupied square foot:
     2008             $    12.89          $   12.92         $    13.30          $    13.28          $   13.10
     2007             $    12.52          $   12.54         $    13.06          $    13.03          $   12.79
     2006             $    12.20          $   12.36         $    12.74          $    12.60          $   12.47

Weighted average occupancy levels for the period:
     2008                 88.8%              91.0%               90.5%               87.8%             89.5%
     2007                 88.8%              90.9%               90.1%               88.3%             89.5%
     2006                 88.2%              90.0%               89.6%               88.4%             89.1%


ANALYSIS OF REGIONAL TRENDS
---------------------------

     The  following   table  sets  forth  regional  trends  in  our  Same  Store
Facilities:

                                               Year Ended December 31,                 Year Ended December 31,
                                        --------------------------------------- --------------------------------------
                                           2008         2007         Change        2007         2006        Change
                                        ------------ ------------ ------------- ------------ ------------ ------------
                                                  (Amounts in thousands, except for weighted average data)
SAME STORE FACILITIES OPERATING
TRENDS BY REGION
Rental income:
   Southern California
   (170 facilities).................    $   206,081  $   199,184       3.5%     $   199,184  $   193,008       3.2%
   Northern California
   (161 facilities).................        148,515      141,717       4.8%         141,717      135,670       4.5%
   Texas  (214 facilities)..........        128,699      123,839       3.9%         123,839      118,707       4.3%
   Florida  (171 facilities)........        127,132      129,723      (2.0)%        129,723      132,265      (1.9)%
   Illinois  (118 facilities).......         89,798       86,290       4.1%          86,290       82,379       4.7%
   Georgia  (82 facilities).........         48,225       48,032       0.4%          48,032       47,101       2.0%
   All other states  (873 facilities)       590,856      577,530       2.3%         577,530      559,458       3.2%
                                        -----------  -----------       ---      -----------  -----------       -----
Total rental income.................      1,339,306    1,306,315       2.5%       1,306,315    1,268,588       3.0%

Cost of operations before depreciation and amortization expense:
   Southern California..............         43,117       43,518      (0.9)%         43,518       45,174      (3.7)%
   Northern California..............         37,292       37,939      (1.7)%         37,939       38,138      (0.5)%
   Texas............................         50,025       49,282       1.5%          49,282       52,482      (6.1)%
   Florida..........................         43,775       43,131       1.5%          43,131       43,305      (0.4)%
   Illinois.........................         37,936       38,137      (0.5)%         38,137       37,263       2.3%
   Georgia..........................         16,082       15,713       2.3%          15,713       16,002      (1.8)%
   All other states.................        202,342      198,508       1.9%         198,508      202,363      (1.9)%
                                        -----------  -----------       ---      -----------  -----------      -----
Total cost of operations............        430,569      426,228       1.0%         426,228      434,727      (2.0)%

Net operating income before depreciation and amortization expense:
   Southern California..............        162,964      155,666       4.7%         155,666      147,834       5.3%
   Northern California..............        111,223      103,778       7.2%         103,778       97,532       6.4%
   Texas............................         78,674       74,557       5.5%          74,557       66,225      12.6%
   Florida..........................         83,357       86,592      (3.7)%         86,592       88,960      (2.7)%
   Illinois.........................         51,862       48,153       7.7%          48,153       45,116       6.7%
   Georgia..........................         32,143       32,319      (0.5)%         32,319       31,099       3.9%
   All other states.................        388,514      379,022       2.5%         379,022      357,095       6.1%
Total net operating income before
   depreciation and amortization        -----------  -----------       ---      -----------  -----------       -----
   expense..........................    $   908,737  $   880,087       3.3%     $   880,087  $   833,861       5.5%

Weighted average occupancy:
   Southern California..............         90.3%        90.2%        0.1%          90.2%        90.2%        0.0%
   Northern California..............         89.8%        89.1%        0.8%          89.1%        88.3%        0.9%
   Texas............................         90.5%        90.6%       (0.1)%         90.6%        89.1%        1.7%
   Florida..........................         89.1%        89.1%        0.0%          89.1%        91.7%       (2.8)%
   Illinois.........................         88.8%        88.3%        0.6%          88.3%        87.7%        0.7%
   Georgia..........................         88.7%        90.0%       (1.4)%         90.0%        90.9%       (1.0)%
   All other states.................         89.3%        89.4%       (0.1)%         89.4%        88.5%        1.0%
                                        -----------  -----------       ---      -----------  -----------       -----
Total weighted average occupancy....         89.5%        89.5%        0.0%          89.5%        89.1%        0.4%


   SAME STORE FACILITIES OPERATING
   TRENDS BY REGION (CONTINUED)                 Year Ended December 31,                 Year Ended December 31,
                                       --------------------------------------- --------------------------------------
                                            2008         2007         Change       2007       2006 (a)       Change
                                       -----------  -----------       ------   -----------  -----------      ------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............     $    19.83   $    19.20        3.3%     $    19.20   $    18.52       3.7%
   Northern California..............          17.16        16.50        4.0%          16.50        16.03       2.9%
   Texas............................           9.91         9.51        4.2%           9.51         9.26       2.7%
   Florida..........................          12.88        13.20       (2.4)%         13.20        13.11       0.7%
   Illinois.........................          13.19        12.73        3.6%          12.73        12.23       4.1%
   Georgia..........................          10.07         9.89        1.8%           9.89         9.61       2.9%
   All other states.................          12.11        11.83        2.4%          11.83        11.61       1.9%
                                         ----------   ----------        ----     ----------   ----------       ----
Total realized rent per square foot.     $    13.10   $    12.79        2.4%     $    12.79   $    12.47       2.6%
                                         ==========   ==========        ====     ==========   ==========      =====

REVPAF:
   Southern California..............     $    17.91   $    17.32        3.4%    $    17.32   $    16.70        3.7%
   Northern California..............          15.40        14.70        4.8%         14.70        14.15        3.9%
   Texas............................           8.96         8.62        3.9%          8.62         8.25        4.5%
   Florida..........................          11.48        11.76       (2.4)%        11.76        12.02       (2.2)%
   Illinois.........................          11.71        11.24        4.2%         11.24        10.72        4.9%
   Georgia..........................           8.93         8.90        0.3%          8.90         8.74        1.8%
   All other states.................          10.81        10.58        2.2%         10.58        10.27        3.0%
                                         ----------   ----------        ----     ----------   ---------        ----
Total REVPAF........................     $    11.72   $    11.45        2.4%    $    11.45   $    11.11        3.1%
                                         ==========   ==========        ====     ==========   ==========      =====


     We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows. However, it is difficult to predict localized trends in short-term self-storage demand and operating results. Accordingly, the discussion below primarily focuses on the long-term characteristics of our markets rather than the short-term impacts of current economic trends, notwithstanding, we believe that each market has been negatively impacted to some degree by general economic trends.

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

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. Florida has suffered negative growth trends in 2007 and 2008, and has been one of our weakest markets. We believe that the absence of hurricanes, which created unusual demand following the hurricanes and the rebuilding period, has adversely impacted growth in Florida. In addition, the Florida economy has underperformed the U.S. economy for the past two years. We believe that Florida will continue to experience negative operating trends at least in the near-term.

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at December 31, 2008, we had an additional 205 facilities. These facilities include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

     The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES                                              Year Ended December 31,                 Year Ended December 31,
                                                      -----------------------------------     -------------------------------------
                                                          2008         2007        Change         2007         2006       Change
                                                      -----------  ----------    ----------   -----------  ----------    ---------
                                                                 (Dollar amounts in thousands, except square foot amounts)
Rental income:
   Newly acquired or developed facilities placed into service:
      During 2008................................      $    2,628   $       -     $    2,628   $        -   $       -    $        -
      During 2007................................           6,586       2,334          4,252        2,334           -         2,334
      During 2004, 2005, and 2006 (a)............          87,520      78,342          9,178       78,342      34,639        43,703
   Expansion facilities..........................          90,537      82,956          7,581       82,956      76,513         6,443
                                                       -----------  ----------    ----------   -----------  ----------    ---------
   Total rental income...........................         187,271     163,632         23,639      163,632     111,152        52,480
                                                       -----------  ----------    ----------   -----------  ----------    ---------

Cost of operations before depreciation and amortization expense:
   Newly acquired or developed facilities placed into service:
      During 2008................................      $     1,041  $        -    $    1,041   $         -  $        -    $       -
      During 2007................................            2,962       1,351         1,611         1,351           -        1,351
      During 2004, 2005, and 2006 (a)............           30,880      31,358          (478)       31,358      15,326       16,032
   Expansion facilities..........................           29,970      29,601           369        29,601      27,070        2,531
                                                       -----------  ----------    ----------   -----------  ----------    ---------
   Total cost of operations......................           64,853      62,310         2,543        62,310      42,396       19,914
                                                       -----------  ----------    ----------   -----------  ----------    ---------

Net operating income before depreciation and
    amortization expense:
   Newly acquired or developed facilities placed into service:
      During 2008................................      $     1,587  $        -    $    1,587   $         -  $        -    $       -
      During 2007................................            3,624         983         2,641           983           -          983
      During 2004, 2005, and 2006 (a)............           56,640      46,984         9,656        46,984      19,313       27,671
   Expansion facilities..........................           60,567      53,355         7,212        53,355      49,443        3,912
                                                       -----------  ----------    ----------   -----------  ----------    ---------
   Total net operating income before depreciation
   and   amortization expense (b) ...............          122,418     101,322        21,096       101,322      68,756       32,566
Depreciation and amortization expense............          (68,742)    (87,596)       18,854       (87,596)    (47,103)     (40,493)
                                                       -----------  ----------    ----------   -----------  ----------    ---------
   Net operating income..........................      $    53,676  $   13,726    $   39,950   $    13,726  $   21,653    $  (7,927)
                                                       ===========  ==========    ==========   ===========  ==========    =========

Weighted average square foot occupancy during the
period:
   Newly acquired or developed facilities placed into service:
      During 2008................................           76.1%         -             -            -            -            -
      During 2007................................           72.0%        57.0%         26.3%        57.0%         -            -
      During 2004, 2005, and 2006 (a)............           87.1%        81.1%          7.4%        81.1%        73.0%        11.1%
   Expansion facilities..........................           83.6%        81.1%          3.1%        81.1%        78.6%         3.2%
                                                       -----------  ----------    ----------   -----------  ----------    ---------
                                                            84.6%        80.5%          5.1%        80.5%        75.8%         6.2%
                                                       ===========  ==========    ==========   ===========  ==========    =========

OTHER FACILITIES                                              Year Ended December 31,                 Year Ended December 31,
                                                       -----------------------------------     -------------------------------------
                                                          2008        2007         Change         2007        2006         Change
                                                       -----------  ----------    ----------   -----------  ----------    ---------

Weighted average realized annual rent per occupied
square foot for the period (c):
   Newly acquired or developed facilities placed into service:
      During 2008................................      $    11.80   $     -            -       $     -      $     -           -
      During 2007................................           12.81        14.57      (12.1)%         14.57         -           -
      During 2004, 2005, and 2006 (a)............           12.34        11.79         4.7%         11.79        12.41       (5.0)%
   Expansion facilities..........................           12.14        11.95         1.6%         11.95        13.21       (9.5)%
                                                       -----------  ----------    ----------   -----------  ----------    ---------
                                                       $    12.25   $    11.91         2.9%    $    11.91   $    12.83       (7.2)%
                                                       ===========  ==========    ==========   ===========  ==========    =========
At December 31:
    Number of Facilities:
      Newly acquired or developed facilities placed into service:
           During 2008...........................              9            -            9             -            -            -
           During 2007...........................             10           10            -            10            -           10
           During 2004, 2005, and 2006 (a).......             95           95            -            95          101           (6)
      Expansion facilities.......................             91           91            -            91           92           (1)
                                                       -----------  ----------    ----------   -----------  ----------    ---------
                                                             205          196            9           196          193            3
                                                       ===========  ==========    ==========   ===========  ==========    =========
    Net rentable square feet (in thousands): Newly acquired or developed facilities placed into service:
           During 2008...........................            658            -          658             -            -            -
           During 2007...........................            679          679            -           679            -          679
           During 2004, 2005, and 2006 (a).......          7,256        7,215           41         7,215        7,530         (315)
      Expansion facilities.......................          7,999        7,536          463         7,536        7,075          461
                                                       -----------  ----------    ----------   -----------  ----------    ---------
                                                          16,592       15,430        1,162        15,430       14,605          825
                                                       ===========  ==========    ==========   ===========  ==========    =========

(a) Includes 66 unstabilized facilities which we acquired in the Shurgard Merger (not including those owned by Shurgard Europe), along with 29 facilities that were otherwise acquired or developed.

(b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense, for our self-storage facilities represents a portion of our total self-storage segment's net operating income before depreciation and amortization expense, and is denoted in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's net operating income before depreciation and amortization expense to consolidated net income is included in Note 11 to our December 31, 2008 consolidated financial statements, "Segment Information." Although depreciation and amortization expense are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

(c) Realized rent per occupied square foot for the facilities put in place in 2006 and 2007 varies significantly between the periods in 2007 and 2008 due to the timing of when the specific facilities were put in place.

     Rental income, cost of operations, depreciation, net operating income, weighted average square foot occupancies and realized rents per square foot in the table above represent the operating results following the date each particular facility began to be included in our consolidated operating results, and in the case of acquired facilities, do not include any operating results prior to our acquisition of these facilities.

     In 2008, we completed two newly developed facilities with 104,000 net rentable square feet at a total cost of $13.4 million, and expansions to existing real estate facilities (504,000 net rentable square feet) for an aggregate cost of $46.6 million. At December 31, 2008, our development pipeline consists of five projects to expand our existing real estate facilities located in the U.S. by 189,000 net rentable square feet at an aggregate cost of $27.1 million. These projects are subject to various contingencies, but we expect completion of these projects over the next year.

     In 2008, we acquired four facilities, in single property transactions, and we acquired the remaining interests that we did not own in three facilities previously owned by the Unconsolidated Entities. The aggregate cost of these facilities was approximately $56.0 million, comprised of $43.6 million in cash, $10.3 million in assumed debt and existing investments with a book value of $2.1 million. These facilities contain in aggregate approximately 554,000 net rentable square feet, and are located in California, Nevada, and Georgia.

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

     We expect that our non-stabilized facilities will continue to provide earnings growth during 2009 as these facilities continue to reach stabilization. However, our non-stabilized facilities are subject to the same occupancy and rate pressures that our same-store facilities are facing as a result of the recession, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted.

     Our level of newly developed facilities, and starts to newly developed facilities, has declined significantly in the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. In addition, we have further reduced our development pipeline in late 2008 due to reduced self-storage demand and our belief that our capital can be put to use in a more advantageous manner. It is unclear when these conditions will improve.

     ANCILLARY OPERATIONS: Ancillary operations include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) retail operations, comprised of merchandise sales and truck rental operations, and (iii) other ancillary operations, such as commercial property operations, containerized storage, and management of facilities for third parties and facilities owned by the Unconsolidated Enitites.

     The following table sets forth our ancillary operations:

                                                  Year Ended December 31,                    Year Ended December 31,
                                             ------------------------------------   -------------------------------------
                                                2008          2007       Change         2007           2006        Change
                                             -----------  ----------    --------    -----------    ----------     --------
                                                                         (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums (a).....     $    57,280  $   50,861    $  6,419    $    50,861    $   34,789     $ 16,072
    Merchandise sales (a)...............          28,244      29,344      (1,100)        29,344        24,470        4,874
    Truck rentals (a)...................           7,342      12,057      (4,715)        12,057        13,689       (1,632)
    Other ancillary operations (a)......          30,374      30,876        (502)        30,876        29,555        1,321
    Shurgard Europe merchandise and
      tenant insurance (b)..............           4,913      17,490     (12,577)        17,490         5,067       12,423
                                             -----------  ----------    --------    -----------    ----------     --------
       Total revenues...................         128,153     140,628     (12,475)       140,628       107,570       33,058
                                             -----------  ----------    --------    -----------    ----------     --------

Cost of operations:
    Tenant reinsurance (a)..............           6,734      15,879      (9,145)        15,879        13,799        2,080
    Merchandise sales (a)...............          21,863      24,925      (3,062)        24,925        22,002        2,923
    Truck rentals (a)...................          13,179      14,682      (1,503)        14,682        12,622        2,060
    Other ancillary operations (a)......          17,316      16,844         472         16,844        16,727          117
    Shurgard Europe merchandise and
      tenant insurance (b)..............           1,409       5,186      (3,777)         5,186         2,197        2,989
                                             -----------  ----------    --------    -----------    ----------     --------
       Total cost of operations.........          60,501      77,516     (17,015)        77,516        67,347       10,169
                                             -----------  ----------    --------    -----------    ----------     --------

Depreciation - Other ancillary operations (a):     3,564       3,296         268          3,296         3,189          107

Net income (loss):
    Tenant reinsurance premiums (a).....          50,546      34,982      15,564         34,982        20,990       13,992
    Merchandise sales (a)...............           6,381       4,419       1,962          4,419         2,468        1,951
    Truck rentals (a)...................          (5,837)     (2,625)     (3,212)        (2,625)        1,067       (3,692)
    Other ancillary operations (a)......           9,494      10,736      (1,242)        10,736         9,639        1,097
    Shurgard Europe merchandise and
      tenant insurance (b)..............           3,504      12,304      (8,800)        12,304         2,870        9,434
                                             -----------  ----------    --------    -----------    ----------     --------
       Total net income.................     $    64,088  $   59,816    $  4,272    $    59,816    $   37,034     $ 22,782
                                             ===========  ==========    ========    ===========    ==========     ========

(a) Revenues and expenses for these items are a component of our Ancillary segment, as described in Note 11 to our December 31, 2008 consolidated financial statements.

(b) Shurgard Europe's merchandise and tenant insurance operations are a component of the Shurgard Europe segment, as described in Note 11 to our December 31, 2008 consolidated financial statements.

     Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities. The revenues that we record are based upon premiums, which are originally paid by the customer, which are then paid to us by the broker in accordance with our reinsurance arrangements. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjusting expenses.

     The increase in tenant reinsurance revenues over the past year was attributable to higher rates combined with an increase in the percentage of our existing tenants retaining such policies. Approximately 53% and 48% of our tenants had such policies at December 31, 2008 and 2007, respectively. The significant increase in tenant reinsurance operations in 2007 as compared to 2006 is due primarily to the increase in properties associated with the Shurgard Merger.

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

During the year ended  December 31, 2008,  we reduced our cost of  operations by
$5.8  million  due  to  a  change  in   accounting   estimate  with  respect  to
circumstances prior to 2008.

     Merchandise sales and truck rental operations: We sell locks, boxes, and packing supplies, rent on-site trucks, and act as an agent for a national truck rental company to provide their rental trucks to our customers. These activities are conducted at the self-storage facilities that we operate, and exist primarily to support and strengthen our existing self-storage business by providing our tenants with goods and services that they need in connection with moving and storing their goods.

     The primary factor impacting the level of operations of these activities is the level of customer traffic at our self-storage facilities, including the level of move-ins. The volume of retail operations has declined primarily due to reduced trucking revenues, reflective of the general slow-down in the truck rental business.

     Other ancillary businesses: We operate additional ancillary businesses which are largely independent of the revenue stream from our core self-storage operations. These business include (i) our containerized storage business, which rents storage containers to customers for storage in central warehouses, (ii) commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties, and (iii) the management of self-storage facilities utilizing our existing management infrastructure, to third party owners as well as to the Unconsolidated Entities. These businesses have remained largely unchanged in scope during the three years ended December 31, 2008, and we do not expect any significant increases in revenues or profitability from these ancillary businesses.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at December 31, 2008 Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three years ended December 31, 2008, consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities. Amounts with respect to PSB, Shurgard Europe, and Other Investments, are included in our Ancillary, Shurgard Europe, and Self-Storage segments, respectively, as described in Note 11 to our December 31, 2008 consolidated financial statements.

HISTORICAL SUMMARY:                                  Year Ended December 31,                    Year Ended December 31,
-------------------                           -----------------------------------        ----------------------------------
                                                 2008         2007       Change           2007         2006        Change
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                                           (Amounts in thousands)
Property operations:
  PSB                                         $  89,067     $  82,279   $   6,788        $  82,279    $  73,850    $   8,429
  Shurgard Europe........................        38,785             -      38,785                -            -            -
  Other Investments......................         4,626         4,878        (252)           4,878        3,256        1,622
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                132,478        87,157      45,321           87,157       77,106       10,051
                                              ---------     ---------   ---------        ---------    ---------    ---------
Depreciation:
  PSB....................................       (45,422)      (43,316)     (2,106)         (43,316)     (37,919)      (5,397)
  Shurgard Europe .......................       (27,578)            -     (27,578)               -            -            -
  Other Investments......................        (1,918)       (1,991)         73           (1,991)        (971)      (1,020)
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                (74,918)      (45,307)    (29,611)         (45,307)     (38,890)      (6,417)
                                              ---------     ---------   ---------        ---------    ---------    ---------
Other: (1)
  PSB ...................................       (29,320)      (28,461)       (859)         (28,461)     (26,167)      (2,294)
  Shurgard Europe........................        (7,073)            -      (7,073)               -            -            -
  Other Investments .....................          (776)         (651)       (125)            (651)        (154)        (497)
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                (37,169)      (29,112)     (8,057)         (29,112)     (26,321)      (2,791)
                                              ---------     ---------   ---------        ---------    ---------    ---------

Total equity in earnings of real estate entities:
  PSB....................................        14,325        10,502       3,823           10,502        9,764          738
  Shurgard Europe .......................         4,134             -       4,134                -            -            -
  Other Investments .....................         1,932         2,236        (304)           2,236        2,131          105
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                              $  20,391     $  12,738   $   7,653        $  12,738    $  11,895    $     843
                                              =========     =========   =========        =========    =========    =========

(1) "Other" reflects our share of general and administrative expense, interest expense, interest income, our pro-rata share of gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

     Investment in PSB
     -----------------

     Throughout each of the years ended December 31, 2008, 2007 and 2006, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PS Business Parks, Inc., a public REIT (NYSE: PSB). Our percentage ownership of PSB increased in 2008 as PSB repurchased a portion of its common stock. At December 31, 2008, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at December 31, 2008 pursuant to property management agreements.

     Our future equity income from PSB will be dependent entirely upon PSB's operating results. Our investment in PSB provides us with some diversification into another asset type. We have no plans of disposing of our investment in PSB. PSB's filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.

     Investment in Shurgard Europe
     -----------------------------

     As described in Note 3 to our December 31, 2008 consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Included in Note 5 to our December 31, 2008 consolidated financial statements is selected financial data for Shurgard Europe for the three years ended December 31, 2008.

     At December 31, 2008, Shurgard Europe's operations comprise 180 facilities with an aggregate of 9,534,000 net rentable square feet. The portfolio consists of 108 wholly owned facilities and 72 facilities owned by the two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     For the period following the deconsolidation of Shurgard Europe on March 31, 2008, our equity in earnings of Shurgard Europe, for the year ended December 31, 2008 totaling $4,134,000 is comprised of (i) a loss of $13,640,000, representing our 49% equity share of Shurgard Europe's $27,836,000 net loss since March 31, 2008, (ii) income of $17,161,000 and $613,000, respectively, representing our pro-rata share of the interest income and trademark license fees received from Shurgard Europe during the year ended December 31, 2008 (our pro-rata share of such amounts received are presented as equity in earnings of real estate entities rather than interest and other income). Our future equity income will be dependent upon the future operating results of Shurgard Europe.

     In the year ended December 31, 2008, we also recognized $17,859,000 in interest income on our note receivable from Shurgard Europe and $637,000 in trademark license income, for periods following the deconsolidation of Shurgard Europe on March 31, 2008 through December 31, 2008, representing 51% of the aggregate amounts paid to us by Shurgard Europe. See Note 5 to our December 31, 2008 consolidated financial statements, "Investment in Shurgard Europe" for further analysis of the presentation of our equity earnings and interest and other income from Shurgard Europe.

     In evaluating the operations of Shurgard Europe, management reviews the operating results of 96 facilities, all of which are wholly owned by Shurgard Europe, which have been operated on a stabilized basis by Shurgard Europe since January 1, 2006. The operating data presented in the table below reflect the historical data through August 22, 2006, the period for which the 96 facilities were operated by Shurgard, combined with the historical data from August 23, 2006 through March 31, 2008, the period operated under Public Storage, and from April 1, 2008 through December 31, 2008, the period operated by Shurgard Europe. In addition, the operating data presented in the table below with respect to these facilities is reflected utilizing the average exchange rates for the year ended December 31, 2008 for the same periods in 2007 and 2006, rather than the respective exchange rates in effect for each period. We present this data on such a "constant exchange rate" basis because we believe it allows comparability of the various periods, and isolates the impact of exchange rates from the underlying trends in revenues and cost of operations. As a result, the data presented below does not reflect the actual results included in our operations, or the operations of Shurgard Europe, for the years ended December 31, 2008, 2007 and 2006.

SELECTED OPERATING DATA FOR THE 96 FACILITIES OPERATED
BY SHURGARD EUROPE ON A STABILIZED BASIS SINCE JANUARY
1, 2006 ("EUROPE SAME STORE FACILITIES"):                  Year Ended December 31,                   Year Ended December 31,
                                                     ------------------------------------      -------------------------------------
                                                                                Percentage                                Percentage
                                                       2008          2007         Change          2007          2006         Change
                                                     -----------   -----------   --------      ----------    ----------   ---------
                                                              (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
    Rental income.................................    $   133,924   $   131,876       1.6%      $  131,876    $  120,642       9.3%
    Late charges and administrative fees collected          2,278         1,335      70.6%           1,335         1,180      13.1%
                                                      -----------   -----------       ----      ----------    ----------      -----
    Total revenues (b)............................        136,202       133,211       2.2%         133,211       121,822       9.3%

Cost of operations (excluding depreciation and amortization expense):
    Property taxes ...............................          6,085         5,851       4.0%           5,851         5,449       7.4%
    Direct property payroll.......................         15,474        15,739      (1.7)%         15,739        17,420      (9.6)%
    Advertising and promotion.....................          4,109         4,327      (5.0)%          4,327         6,219     (30.4)%
    Utilities.....................................          3,194         3,126       2.2%           3,126         3,403      (8.1)%
    Repairs and maintenance.......................          3,659         3,510       4.2%           3,510         3,755      (6.5)%
    Property insurance............................            845         1,274     (33.7)%          1,274         1,624     (21.6)%
    Other costs of management.....................         18,584        19,807      (6.2)%         19,807        17,970      10.2%
                                                      -----------   -----------       ----      ----------    ----------      -----
  Total cost of operations (b)....................         51,950        53,634      (3.1)%         53,634        55,840      (4.0)%
                                                      -----------   -----------       ----      ----------    ----------      -----

   Net operating income (excluding depreciation and
   amortization expense) (c)......................    $    84,252   $    79,577       5.9%      $   79,577    $   65,982       20.6%
                                                      ===========   ===========       ====      ==========    ==========       =====

Gross margin (before depreciation and amortization
expense)..........................................          61.9%         59.7%       3.7%           59.7%         54.2%      10.1%
Weighted average for the period:
  Square foot occupancy (d).......................          86.5%         89.8%      (3.7)%          89.8%         85.2%       5.4%
  Realized annual rent per occupied square foot (e)        $29.29        $27.78       5.4%          $27.78        $26.79       3.7%
  REVPAF (f) (g)..................................         $25.34        $24.95       1.6%          $24.95        $22.82       9.3%

Weighted average at December 31:
  Square foot occupancy...........................          84.3%         89.0%      (5.3)%          89.0%         89.1%      (0.1)%
  In place annual rent per occupied square foot (h)        $27.41        $26.72       2.6%          $26.72        $24.95       7.1%
Total net rentable square feet (in thousands).....          5,286         5,286        -             5,286         5,286       -

(a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for 2006, 2007 and 2008 are translated at constant exchange rates representing the average exchange rates for the year ended December 31, 2008. The average exchange rate for the Euro was approximately 1.4698 during the year ended December 31, 2008. The amounts that are included in our December 31, 2008 consolidated financial statements are based upon the actual exchange rate for each period.

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

     We have recently seen softness in Shurgard Europe's operations, as it appears to be impacted by the same trends in self-storage demand that our domestic facilities are facing, but to a larger degree. While same-store NOI growth was positive for the year ended December 31, 2008, occupancies as well as rates charged to new customers are below that of 2007, and NOI and revenue growth were negative in the fourth quarter of 2008. We expect continued declines in operating results in 2009. During the last six months of 2008, Shurgard Europe terminated plans for future development and will wind down its development program as existing sites are completed in 2009.


     Other Investments
     -----------------

     The "Other Investments" at December 31, 2008 are comprised primarily of our equity in earnings from entities that own 19 self-storage facilities. Amounts included in the tables above also include our equity in earnings with respect to three facilities owned by the Unconsolidated Entities, until we acquired the remaining interest we did not own in these entities during 2008, and commenced consolidating these facilities. Our future earnings with respect to the other 19 facilities will be dependent upon the operating results of the facilities that these entities own. See Note 5 to our December 31, 2008 consolidated financial statements for the operating results of these 19 facilities under the "Other Investments."

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $36,155,000 in 2008, $11,417,000 in 2007, and $31,799,000 in 2006. The increase in 2008 as compared to 2007 is principally as a result of (i) higher average cash balances invested in interest bearing accounts and (ii) interest income with respect to notes receivable from Shurgard Europe (described below).

     On March 31, 2008, we completed a transaction whereby an institutional investor acquired a 51% interest in Shurgard Europe (see Note 3 to our December 31, 2008 consolidated financial statements). In connection with this transaction, we received net proceeds totaling $609.1 million which significantly increased our average cash on-hand and resulting interest income throughout 2008, as compared to 2007. We have $680.7 million in cash on hand at December 31, 2008 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment. Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested.

     In addition, as part of the transaction, we also have a loan receivable from Shurgard Europe totaling $552.4 million as of December 31, 2008 that bears interest at the rate of 7.5% per annum. Interest income with respect to this loan receivable was approximately $35.0 million in 2008, however, for financial reporting purposes, 51% of this amount ($17.2 million) is included in interest and other income and the remainder was recorded as additional equity in earnings for the year ended December 31, 2008. The level of interest income recorded in connection with the loan receivable from Shurgard Europe will be dependent upon the balances due from Shurgard Europe as well as the exchange rate of the Euro versus the U.S. Dollar.

     Interest and other income has decreased in 2007 as compared to 2006 principally as a result of lower cash balances invested in interest bearing accounts, offset by slightly higher interest rates.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $414,188,000, $622,400,000 and $437,555,000 for the years ended December 31,
2008, 2007 and 2006, respectively.

     The decrease in depreciation and amortization expense in 2008 as compared to the same period in 2007 is due principally to a decline of $196,686,000 from $247,844,000 in 2007 to $51,158,000 in 2008 in tenant intangible amortization, principally tenant intangibles acquired in the Shurgard Merger in 2006, that are being amortized relative to the expected future benefit of the tenants in place to each period. We expect minimal amortization expense of our existing intangibles in 2009, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

     Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization on Shurgard Europe's facilities were $21,871,000 for the three months ended March 31, 2008.

     The increase in depreciation and amortization expense in 2007 as compared to 2006 is also due primarily to the amortization of intangibles acquired primarily in the Shurgard Merger totaling $247,844,000 in 2007 and $175,944,000 in 2006, as well as depreciation of the buildings acquired in the Shurgard Merger, totaling approximately $142,800,000 in 2007 and $61,703,000 in 2006.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $62,809,000, $59,749,000, and $84,661,000 for the years ended December 31, 2008,
2007 and 2006 respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, stock-based compensation, and incentive compensation.

     General and administrative expense includes the following items that vary depending upon our activities: a) costs and expenses totaling $5,300,000 and $44,010,000, respectively, during 2007 and 2006, incurred in connection with the integration of Shurgard and Public Storage, no such costs were incurred during 2008 b) $27,900,000 in additional incentive compensation in 2008 related to the disposition of an interest in Shurgard Europe, c) $9,600,000 in costs associated with our proposed offering of shares in Shurgard Europe during 2007, d) $2,000,000 in costs associated with reorganizing as a Maryland REIT during 2007, and e) contract termination fees of $2,213,000 in 2006. Certain of these amounts were incurred by Shurgard Europe and included in our consolidated financial statements.

     General and administrative expense prior to March 31, 2008 includes the ongoing levels of general and administrative expense incurred by Shurgard Europe. Following March 31, 2008 we record no further general and administrative expense incurred by Shurgard Europe's operations.

     Restricted stock and stock option expense amounted to approximately $12,591,000, $8,511,000, and $6,309,000 for the years ended December 31, 2008,
2007 and 2006, respectively.

     INTEREST EXPENSE: Interest expense was $43,944,000, $63,671,000, and $33,062,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in interest expense in 2008 as compared to 2007 is due to the deconsolidation of Shurgard Europe. The increases in interest expense in 2007 as compared to 2006 are primarily due to $24,855,000 and $58,656,000 for 2006 and 2007, respectively, in interest incurred on the notes payable and other obligations we assumed in the Shurgard Merger. See also Note 6 to our December 31, 2008 consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $1,998,000, $4,746,000, and $2,716,000 for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with our development activities.

     Included in our consolidated financial statements is interest expense incurred by Shurgard Europe of $6,597,000, $22,242,000 and $13,109,000 for the years ended December 31, 2008, 2007 and 2006, respectively, relative to third-party debt (excluding the debt payable to Public Storage). Interest expense incurred by Shurgard Europe after March 31, 2008 is no longer reflected in our financial statements.

     On February 12, 2009, in connection with a tender offering, we acquired approximately $110 million face amount of our senior unsecured notes for cash. This acquisition will reduce annualized interest expense by approximately $6.6 million.

     GAIN ON DISPOSITION OF AN INTEREST IN SHURGARD EUROPE: On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). In connection with this transaction, we recorded a gain on disposition of $344,685,000 for the year ended December 31, 2008. Public Storage owns the remaining 49% interest and is the managing member of Shurgard Holdings. See Note 3 to our December 31, 2008 consolidated financial statements for further information regarding this transaction.

     GAIN (LOSS) ON DISPOSITION OF REAL ESTATE INVESTMENTS: During 2008, 2007, and 2006 we recorded gains on sale of assets, principally partial condemnations and other disposals of real estate facilities, totaling $1,283,000, $1,354,000, and $2,177,000 respectively. During 2008, we recorded a loss on disposition of an equity investment in the Real Estate Entities totaling $9,423,000. Future gains or losses will be dependent upon such partial condemnations, and are expected to be minimal. In 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS
Officers"), other than our chief executive officer. The aggregate sales price was $4,909,000 and was based upon the pro rata net asset value computed using, among other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the sale, we recorded a gain of $1,194,000 during 2007, representing the excess of the sales proceeds over the book value of the interests sold.

     CASUALTY GAIN OR LOSS: During 2008, we recorded casualty losses of $525,000 due to damage caused by hurricanes comprised of $250,000 in impairment charges to our facilities and $275,000 in other expenses. During 2007, we recorded a casualty gain totaling $2,665,000, representing the realization of contingent proceeds relating to hurricanes which occurred in 2005.

     FOREIGN EXCHANGE GAIN (LOSS): At December 31, 2008, we had a loan receivable from Shurgard Europe of approximately (euro)391.9 million ($552.4 million). We expect Shurgard Europe to repay the loan in the near term. These amounts are denominated in Euros but have not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the year ended December 31, 2008, we recorded foreign currency translation losses of $25,362,000, as compared to foreign currency translation gains of $58,444,000, and $4,262,000, for the years ended December 31, 2007 and 2006, respectively. The U.S. Dollar exchange rate relative to the Euro was approximately 1.409, 1.472, 1.319 at December 31 2008, 2007 and 2006, respectively.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan. Based upon a closing exchange rate of the U.S. Dollar relative to the Euro of
1.281 on February 26, 2009, we would record an additional foreign exchange rate loss totaling $50,163,000 thus far in the quarter ending March 31, 2009.

     MINORITY INTEREST IN INCOME: Minority interest in income represents the income allocable to equity interests in the Consolidated Entities, which are not owned by the Company. The following table summarizes minority interest in income for each of the three years ended December 31, 2008:


                                                         Year Ended December 31                       Year Ended December 31,
                                                    ------------------------------------       ------------------------------------
                                                      2008           2007       Change           2007           2006       Change
                                                    ---------     ---------    ---------       ---------     ---------    ---------
                                                                                   (Amounts in thousands)

Preferred partnership interests..............       $  21,612     $  21,612    $       -       $  21,612     $  19,055    $   2,557
European Joint Ventures (a)..................          (2,142)       (9,389)       7,247          (9,389)       (3,631)      (5,758)
Other minority interests (b).................          19,226        17,320        1,906          17,320        16,459          861
                                                    ---------     ---------    ---------       ---------     ---------    ---------
    Total minority interests in income.......       $  38,696     $  29,543    $   9,153       $  29,543     $  31,883    $  (2,340)
                                                    =========     =========    =========       =========     =========    =========


(a) These amounts reflect income allocated to minority interests from entities we acquired in the Shurgard Merger. These interests include the 80% partner's interests in the European joint ventures, First Shurgard and Second Shurgard. Included in minority interest in income is $3,184,000, $11,513,000 and $3,013,000 in depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

(b) The other minority interests include depreciation expense of $1,636,000, $2,545,000, and $1,471,000 for the years ended December 31, 2008, 2007 and
     2006, respectively.

     Future minority interest after March 31, 2008 will no longer include minority interest for the European Joint Ventures, because Shurgard Europe was deconsolidated effective March 31, 2008.

     The level of income allocated to the Other Minority Interests in the future is dependent upon the operating results of the storage facilities that these entities own, as well as any minority interests that the Company acquires in the future. These facilities are largely stabilized facilities, and accordingly growth should be relatively consistent with same-store growth.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     We have $680.7 million of cash on hand at December 31, 2008, and believe that these funds, together with our internally generated net cash provided by operating activities and cash on hand will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions requirements to our shareholders for the foreseeable future.

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


                                                                               For the Year Ended December 31,
                                                                         --------------------------------------------
                                                                             2008             2007            2006
                                                                         -----------       -----------    -----------
                                                                                      (Amount in thousands)
Net cash provided by operating activities (a).........................   $ 1,059,225       $ 1,027,605    $   753,140

Distribution requirements paid to preferred partnership interests.....       (21,612)          (21,612)       (19,055)
                                                                         -----------       -----------    -----------
Cash from operations allocable to our shareholders....................     1,037,613         1,005,993        734,085

Capital improvements to maintain our facilities.......................       (76,311)          (69,102)       (79,326)
                                                                         -----------       -----------    -----------
Remaining operating cash flow available for distributions to our
   shareholders.......................................................       961,302           936,891        654,759

Distributions paid:
   Preferred share dividends..........................................      (239,721)         (236,757)      (214,218)
   Equity Shares, Series A dividends..................................       (21,199)          (21,424)       (21,424)
   Common shareholders ($2.00 per share for each of 2007 and 2006,
   $2.20 per share regular dividend and $0.60 special dividend in 2008)     (472,756)         (340,002)      (298,219)
                                                                         -----------       -----------    -----------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................   $   227,626       $   338,708    $   120,898
                                                                         ===========       ===========    ===========

(a) Represents net cash provided by operating activities for each respective year as presented in our December 31, 2008 Consolidated Statements of Cash Flows.

(b) Cash from operations available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash from operations available for principal payments on debt and reinvestment decreased from $338.7 million in 2007 to $227.6 million in 2008 due primarily to a special distribution paid in 2008 totaling $101.0 million related to our disposition of a 51% interest in Shurgard Europe.

     Other sources of liquidity and capital resources include unrestricted cash on hand at December 31, 2008 totaling $680.7 million, a $300 million revolving line of credit and a loan receivable from Shurgard Europe totaling $552.4 million that matures on March 31, 2010. The line of credit expires in March 2012 and there were no outstanding borrowings on the line of credit at March 2, 2009.

     Significant  requirements on our liquidity and capital  resources  include:
(i) capital improvements to maintain our facilities, (ii) distribution requirements to our shareholders to maintain our REIT status, (iii) debt service, (iv) acquisition and development commitments and (v) commitments to provide funding to Shurgard Europe for certain investing and financing activities.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2009, we have budgeted approximately $79 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the year ended December 31, 2008, we incurred capital improvements of approximately $76.3 million.

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

     Aggregate dividends paid during 2008 totaled $239.7 million to the holders of our Cumulative Preferred Shares, $472.8 million to the holders of our common shares and $21.2 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2008 taxable income, we believe that the aggregate dividends paid in 2008 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During 2008, we paid distributions totaling $21.6 million with respect to our Preferred Partnership Units, and expect our 2009 distribution requirement based upon preferred partnership units outstanding at December 31, 2008, to be approximately $21.6 million. In addition, we estimate the 2009 distribution requirements with respect to our preferred shares outstanding at December 31, 2008, to be approximately $234.2 million, assuming no additional preferred share issuances or redemptions during 2009.

     For 2009, distributions with respect to the common shares will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2009 will be $0.55 per common share. For the first quarter of 2009, a quarterly distribution of $0.55 per common share has been declared by our Board of Trustees.

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

     DEBT SERVICE REQUIREMENTS: At December 31, 2008, we have total outstanding debt of approximately $643.8 million. See Note 6 to our December 31, 2008 consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities.

     Our portfolio of real estate facilities remains substantially unencumbered. At December 31, 2008, we have secured debt outstanding of $236.4 million, which encumbers 90 self-storage facilities with an aggregate net book value of approximately $579.5 million.

     On February 12, 2009, we acquired $110.2 million face amount of our existing senior unsecured notes pursuant to a tender offer for an aggregate of $113.1 million, plus accrued interest, reducing ongoing annualized interest payments by approximately $8.3 million. Approximately $96.7 million of the face amount was scheduled to be repaid in 2011, and $13.5 million was scheduled to be repaid in 2013.

     ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2009, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

     At December 31, 2008, we have a development "pipeline" of five projects in the U.S. consisting of expanding or repackaging our existing self-storage facilities. The development and fill-up of these storage facilities is subject to contingencies. We estimate that the amount remaining to be spent to complete development to be approximately $6.8 million and will be incurred over the next year.

     EUROPEAN ACTIVITIES: Pursuant to our disposition of a 51% interest in Shurgard Europe on March 31, 2008 (see Note 3 to our December 31, 2008 consolidated financial statements), the loan owed by Shurgard Europe to Public Storage was modified, principally to fix the interest rate to 7.5% per annum and extend the maturity date, which is now March 31, 2010 as Shurgard Europe extended the maturity date from the original date of March 31, 2009 as per the terms of the loan. The note totaled approximately $552.4 million at December 31, 2008.

     In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard, joint ventures in which Shurgard Europe has a 20% interest, and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($429.9 million as of December 31,

2008) for the acquisition. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. In February 2009, Shurgard Europe exercised their option to extend the (euro)305 million commitment through March 31, 2010. As a result of this extension, we will receive a fee of approximately (euro)3.5 million from Shurgard Europe in March 2009.

     Shurgard Europe has a 20% interest in two joint ventures and one other partner owns 80% interest in each. The two joint ventures collectively had approximately (euro)250 million ($355 million at December 31, 2008) of outstanding debt payable to third parties at December 31, 2008, which is non-recourse to Shurgard Europe. One of the loans totaling (euro)120 million
($170 million) is due May 2009 and the other loan totaling (euro)130 million ($185 million) is due in June 2009. Shurgard Europe is currently negotiating terms with the respective lenders to extend the maturities out one to three years. We expect Shurgard Europe to finalize these extensions within the next 90 days, although there can be no assurance that such extensions will actually be completed.

     If Shurgard Europe was unable to extend the maturity dates of the loans, it is our expectation that the loans would be repaid with each partner contributing their pro rata share towards repayment. Shurgard Europe's pro rata share, in the aggregate, would be approximately (euro)50 million ($70 million) which Shurgard Europe could borrow from us pursuant to our loan commitment described above. Further, it is also possible that Shurgard Europe's joint venture partner will be unable to contribute its pro rata share to repay the loans and may want to sell their interest. Shurgard Europe could borrow on the loan commitment we have provided to consummate such a transaction and repay the loans.

     We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities. During September 2008, we made an equity contribution of approximately $21.8 million to Shurgard Europe, reducing our remaining commitment to $66.4 million at December 31, 2008.

     We expect that Shurgard Europe will repay the existing loan due to us (and any additional borrowings pursuant to our commitment) no later than March 31, 2010 or sooner if capital markets become accessible to Shurgard Europe on appropriate terms. Given the difficulty in the credit markets, it is possible that Shurgard Europe may not able to repay the loans prior to March 31, 2010. Our business operations are not dependent on the repayment of such loans.

     ACCESS TO CAPITAL: Over the past several months, accessing capital through the equity or credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing common or preferred securities is not currently a viable option.

     Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our long-term growth strategies and debt obligations with (i) cash on hand at December 31, 2008, (ii) internally generated retained cash flows and (iii) depending upon current market conditions, proceeds from issuing equity securities. In general, our strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, notwithstanding current market conditions are not favorable.

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

     We believe that our size and financial flexibility enables us to access capital when appropriate and when market conditions are favorable. Since the beginning of 2005 through December 31, 2008, we have raised approximately $2.6 billion of preferred securities and used approximately $1.2 billion of these net proceeds in order to redeem higher-coupon preferred securities. Over the past several months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity.

     At December 31, 2008, our 7.500% Series V Cumulative Preferred Shares ($172.5 million), our 6.500% Series W Cumulative Preferred Shares ($132.5 million) and our 6.450% Series X Cumulative Preferred Shares ($120.0 million) were redeemable at our option; however, we have not called these shares for redemption. In addition, in January 2009 our 6.850% Series Y Cumulative Preferred Shares ($18.8 million), March 2009 our 6.250% Series Z Cumulative Preferred Shares ($112.5 million) and our 6.125% Series A Cumulative Preferred
Shares ($115.0 million), in June 2009 our 7.125% Series B Cumulative Preferred Shares ($108.8 million), and in September 2009 our 6.600% Series C Cumulative Preferred Shares ($115.0 million) become available for redemption at our option. Although we may acquire these shares on the open market, it is not advantageous to redeem these shares at face pursuant to our redemption option at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

     In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

     REPURCHASES OF THE COMPANY'S EQUITY AND PREFERRED SECURITIES

     Dislocations in capital markets have provided opportunities for the repurchase of our preferred and debt securities. During 2008, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions with a liquidation value of $103.2 million for approximately $66.9 million, including accrued dividends, reducing our ongoing dividend requirement by approximately $7.1 million per year. Also during 2008, we repurchased 367,000 shares of our Equity Shares, Series A in privately negotiated transactions for approximately $7.7 million, reducing our ongoing dividend requirement by approximately $0.9 million per year.

     These acquisitions were funded by us with cash on hand. We continue to monitor the existing trading ranges of our existing outstanding Cumulative
Preferred Shares and Equity Shares, Series A for potential repurchase opportunities.

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares. During 2006 and 2007, we did not repurchase any shares. During 2008, we repurchased 1,520,196 shares for approximately $111.9 million. From the inception of the repurchase program through March 2, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     On February 12, 2009, we completed a fixed price cash tender offer to acquire any and all of our Unsecured Notes Payable. A total of $96.7 million face amount of our 7.75% Notes due 2011 and $13.5 million face amount of our

5.875% Notes due 2013, for an aggregate of $113.1 million in cash plus accrued interest were acquired.

     On February 27, 2009, we reached an agreement in principle to acquire all of our affiliate's 6.40% Series NN preferred partnership units ($200 million carrying amount) for approximately $130 million, plus accrued and unpaid distributions from December 31, 2008 through the closing date. This transaction is expected to result in an increase in income allocated to common shareholders of approximately $70 million for the quarter ended March 31, 2009 based upon the excess of the carrying amount over the amount paid. The purchase is subject to negotiation and completion of a binding agreement, and there can be no assurance that the transaction will be completed or the timing thereof, or that the terms of any transaction completed will not vary materially from those currently agreed.

     Also on February 27, 2009, we reached an agreement in principle to acquire all of our affiliate's 6.25% Series Z preferred partnership units ($25 million carrying amount) for $25 million. This should result in no increase in income allocated to the common shareholders as they are being acquired at par. As described in Note 7 to our December 31, 2008 consolidated financial statements, the holders of the Series Z preferred partnership units have a one-time option exercisable on October 12, 2009 to require us to redeem their units for $25,000,000 in cash, plus any unpaid distributions. The purchase is subject to negotiation and completion of a binding agreement, and there can be no assurance that the transaction will be completed or the timing thereof, or that the terms of any transaction completed will not vary materially from those currently agreed.

CONTRACTUAL OBLIGATIONS


     Our significant contractual obligations at December 31, 2008 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                     Total          2009          2010           2011        2012            2013       Thereafter
                                   ----------    ---------     ----------     ---------    ---------      ----------    ----------

Long-term debt (1) ............    $  771,954    $  48,415     $   49,872     $ 251,061    $  75,501      $  272,277    $   74,828

Operating leases (2)...........       113,708       10,466          7,296         6,271        5,854           5,583        78,238

Construction commitments (3)...         6,750        6,211            539             -            -               -             -
                                   ----------    ---------     ----------     ---------    ---------      ----------    ----------
Total..........................    $  892,412    $  65,092     $   57,707     $ 257,332    $  81,355      $  277,860    $  153,066
                                   ==========    =========     ==========     =========    =========      ==========    ==========

(1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 6 to our December 31, 2008 consolidated financial statements for additional information on our notes payable. Approximately $96.7 million of the amounts otherwise due in 2011, and $13.5 million of the amounts otherwise due in 2013, included in the table above were repaid in connection with a tender offer on February 12, 2009.

(2) We lease trucks, land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

(3)  Includes   obligations  for  facilities  currently  under  construction  at
     December 31, 2008 as described above under "Acquisition and Development of Facilities."

     We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

     OFF-BALANCE SHEET ARRANGEMENTS: At December 31, 2008 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares and preferred shares. At December 31, 2008, our debt as a percentage of total shareholders' equity (based on book values) was 7.4%.

     Our preferred shares are not redeemable at the option of the holders. At December 31, 2008, our Series V, Series W and Series X shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our December 31, 2008 consolidated financial statements.

     Our market risk sensitive instruments include notes payable, which totaled $643,811,000 at December 31, 2008.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $264.1 million at December 31, 2008. We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling (euro)391.9 million ($552.4 million) at December 31, 2008. We also have an obligation, in certain circumstances, to loan up to an additional (euro)305 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2008 (dollar amounts in thousands).


                            2009       2010        2011          2012        2013       Thereafter      Total     Fair Value
                         ---------   --------   ----------   ----------    ----------   ----------   ----------   ----------
Fixed rate debt (1)....  $  12,730   $ 14,870   $  227,819   $   55,575    $  264,976   $  67,841    $  643,811   $ 650,536
Average interest rate..      5.69%      5.69%        5.69%        5.71%         5.62%       5.49%             -           -
----------------------------------------------------------------------------------------------------------------------------
Variable rate debt (2).  $      -    $     -    $       -    $       -     $     -      $      -     $        -   $       -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------

(1) Approximately $96.7 million of the amounts otherwise due in 2011, and $13.5 million of the amounts otherwise due in 2013, were repaid in connection with a tender offer on February 12, 2009.

(2) Amounts include borrowings under our line of credit, which expires in 2012. As of December 31, 2008, we have no borrowings under our line of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements of the Company at December 31, 2008 and December 31, 2007 and for each of the three years in the period ended December 31, 2008 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein. Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

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

     As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008, at a reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP's report on the Company's internal control over financial reporting appears below.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
          -----------------

     Not Applicable.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Public Storage

We have audited Public Storage's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Public Storage's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.


                                                     /s/ Ernst & Young LLP

Los Angeles, California
February 27, 2009

                                    PART III
                                    --------

ITEM 10.   TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
           -----------------------------------------------------

     The information required by this item with respect to trustees is hereby incorporated by reference to the material appearing in the Company's definitive proxy statement to be filed in connection with the annual shareholders' meeting scheduled to be held on May 7, 2009 (the "Proxy Statement") under the caption "Election of Trustees."

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

     The following is a biographical summary of the current executive officers of the Company:

     Ronald L. Havner, Jr., age 51, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT). He is also a director of Business Machine Security, Inc., General Finance Corporation and a member of the NYU REIT Center Board of Advisors.

     John Reyes, age 48, a certified public accountant, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Brian J. Fields, age 46, became Senior Vice President and Chief Legal Officer of Public Storage on April 1, 2008. From 1997 until joining Public
Storage, Mr. Fields was employed by WellPoint, Inc., the largest health insurance company in the United States. At WellPoint, Mr. Fields held a variety of legal management positions, serving most recently as Vice President, Deputy General Counsel.

     Mark C. Good, age 52, became Senior Vice President and Chief Operating Officer of Public Storage on September 8, 2008. Before joining Public Storage, Mr. Good was with Sears Holdings Corporation since 1997, where he was Executive Vice President and General Manager of Sears Home Services, the nation's largest home appliance repair and home improvement services organization with annual revenues of approximately $3 billion. Mr. Good also served as a director of Sears Canada, Inc.

     David F. Doll, age 50, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements. Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

     Candace N. Krol, age 47, became Senior Vice President of Human Resources in September 2005. From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Corporate Governance," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Report of the Compensation Committee."

ITEM 12.  SECURITY  OWNERSHIP  OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT
          -------------------------------------------------------------------
          AND RELATED SHAREHOLDER MATTERS
          -------------------------------

     The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Stock Ownership of Certain Beneficial Owners and Management."

     The following table sets forth information as of December 31, 2008 on the Company's equity compensation plans:

                                           Number of
                                       securities to be             Weighted
                                          issued upon               average            Number of
                                          exercise of            exercise price        securities
                                          outstanding            of outstanding   remaining available
                                           options,                 options,      for future issuance
                                         warrants and             warrants and        under equity
                                            rights                   rights        compensation plans
                                        -----------------       ---------------   --------------------
Equity  compensation  plans approved
 by security holders (a)..........          2,984,134 (b)           $57.91            3,605,688

 Equity    compensation   plans   not
 approved by security holders (c).             43,410               $23.50              595,002

a) The Company's stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2008 consolidated financial statements. All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company's shareholders.

b) Includes 630,212 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

c) The outstanding options granted under plans not approved by the Company's shareholders were granted under the Company's 2000 and 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company's executive officers and trustees. The principal terms of these plans are as follows: (1) 2,500,000 common shares were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments, or as indicated by the applicable grant agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     The information required by this item with respect to fees and services provided by the Company's independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Ratification of Auditors--Fees Billed to the Company by Ernst & Young LLP for 2008 and 2007".

                                     PART IV
                                     -------

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

10.32* Agreement dated April 16, 2008 between Registrant and executive. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 22, 2008 and incorporated herein by reference.

10.33* Form of Indemnity Agreement. Filed with Registrant's Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.34* Offer letter/Employment Agreement dated as of July 28, 2008 between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 9, 2008 and incorporated herein by reference.

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

                                    PUBLIC STORAGE

Date:  March 2, 2009                By:   /s/ Ronald L. Havner, Jr.
                                          -------------------------
                                          Ronald L. Havner, Jr., Vice-Chairman
                                          of the Board, Chief Executive Officer
                                          and President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                        Title                                            Date
-------------------------------            ------------------------------------------------------            --------------

/s/ Ronald L. Havner, Jr.                  Vice-Chairman of the Board, Chief                                 March 2, 2009
-------------------------------            Executive Officer, President and Trustee
Ronald L. Havner, Jr.                      (principal executive officer)

/s/ John Reyes                             Senior Vice President and                                         March 2, 2009
-------------------------------            Chief Financial Officer
John Reyes                                 (principal financial officer and principal accounting officer)

/s/ B. Wayne Hughes                        Chairman of the Board                                             March 2, 2009
-------------------------------
B. Wayne Hughes

/s/ Dann V. Angeloff                       Trustee                                                           March 2, 2009
-------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Trustee                                                           March 2, 2009
-------------------------------
William C. Baker

/s/ John T. Evans                          Trustee                                                           March 2, 2009
-------------------------------
John T. Evans

/s/ Tamara Hughes Gustavson                Trustee                                                           March 2, 2009
-------------------------------
Tamara Hughes Gustavson

/s/ Uri P. Harkham                         Trustee                                                           March 2, 2009
-------------------------------
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.                   Trustee                                                           March 2, 2009
-------------------------------
B. Wayne Hughes, Jr.

/s/ Harvey Lenkin                          Trustee                                                           March 2, 2009
-------------------------------
Harvey Lenkin

/s/ Gary E. Pruitt                         Trustee                                                           March 2, 2009
-------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                       Trustee                                                           March 2, 2009
-------------------------------
Daniel C. Staton


                                 PUBLIC STORAGE
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                  (Item 15 (a))


                                                                                       Page References

Report of Independent Registered Public Accounting Firm.............................         F-1

Consolidated balance sheets as of December 31, 2008 and 2007........................         F-2

For each of the three years in the period ended December 31, 2008:

Consolidated statements of income...................................................         F-3

Consolidated statements of shareholders' equity ....................................         F-4

Consolidated statements of cash flows...............................................      F-5 - F-7

Notes to consolidated financial statements..........................................      F-8 - F-39

Schedule:

III - Real estate and accumulated depreciation......................................     F-40 - F-91


All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Trustees and Shareholders
Public Storage


We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.





                                                      /s/ ERNST & YOUNG LLP

Los Angeles, California
February 27, 2009

                                 PUBLIC STORAGE
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2008 and 2007
                    (Amounts in thousands, except share data)


                                                                                      December 31,         December 31,
                                                                                          2008                 2007
                                                                                   -----------------    -----------------

                                       ASSETS

Cash and cash equivalents....................................................      $     680,701        $     245,444
Real estate facilities, at cost:
   Land......................................................................          2,716,254            3,021,309
   Buildings.................................................................          7,490,768            8,637,498
                                                                                   -----------------    -----------------
                                                                                      10,207,022           11,658,807
   Accumulated depreciation..................................................         (2,405,473)          (2,128,225)
                                                                                   -----------------    -----------------
                                                                                       7,801,549            9,530,582
   Construction in process...................................................             20,340               51,972
                                                                                   -----------------    -----------------
                                                                                       7,821,889            9,582,554

Investment in real estate entities...........................................            544,598              306,743
Goodwill, net................................................................            174,634              174,634
Intangible assets, net.......................................................             52,005              173,745
Loan receivable from Shurgard Europe.........................................            552,361                    -
Other assets.................................................................            109,857              159,982
                                                                                   -----------------    -----------------
              Total assets...................................................      $   9,936,045        $  10,643,102
                                                                                   =================    =================
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable................................................................      $     643,811        $   1,069,928
Accrued and other liabilities................................................            212,353              303,357
                                                                                   -----------------    -----------------
         Total liabilities...................................................            856,164            1,373,285

Minority interest............................................................            364,417              506,688

Commitments and contingencies (Note 13) Shareholders' equity:
   Cumulative Preferred Shares of beneficial interest, $0.01 par value,
     100,000,000 shares authorized, 887,122 shares issued (in series) and
     outstanding, (1,739,500 at December 31, 2007) at liquidation preference.          3,424,327            3,527,500
   Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,279,732 shares issued and outstanding (169,422,475 at
     December 31, 2007)......................................................             16,829               16,943
   Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, 8,377.193 shares issued and outstanding (8,744.193 at
     December 31, 2007)......................................................                  -                    -
   Paid-in capital...........................................................          5,590,093            5,653,975
   Cumulative net income.....................................................          4,896,003            3,960,827
   Cumulative distributions paid.............................................         (5,179,857)          (4,446,181)
   Accumulated other comprehensive income (loss).............................            (31,931)              50,065
                                                                                   -----------------    -----------------
         Total shareholders' equity..........................................          8,715,464            8,763,129
                                                                                   -----------------    -----------------
              Total liabilities and shareholders' equity.....................      $   9,936,045        $  10,643,102
                                                                                   =================    =================

                            See accompanying notes.
                                      F-2

                                 PUBLIC STORAGE
                        CONSOLIDATED STATEMENTS OF INCOME
                 For each of the three years in the period ended
                                December 31, 2008
                (Amounts in thousands, except per share amounts)

                                                                            2008                2007                2006
                                                                        -------------       -------------       --------------
Revenues:
   Self-storage rental income...................................        $  1,581,299        $  1,662,454        $  1,239,697
   Ancillary operating revenue..................................             128,153             140,628             107,570
   Interest and other income....................................              36,155              11,417              31,799
                                                                        -------------       -------------       --------------
                                                                           1,745,607           1,814,499           1,379,066
                                                                        -------------       -------------       --------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities...................................             520,076             580,227             428,910
      Ancillary operations......................................              60,501              77,516              67,347
  Depreciation and amortization.................................             414,188             622,400             437,555
  General and administrative....................................              62,809              59,749              84,661
  Interest expense..............................................              43,944              63,671              33,062
                                                                        -------------       -------------       --------------
                                                                           1,101,518           1,403,563           1,051,535
                                                                        -------------       -------------       --------------
Income from continuing operations before equity in earnings of real estate entities, gain on disposition of an interest in Shurgard Europe, gain (loss)
   on disposition of other real estate investments and real estate facilities, casualty (loss) gain, foreign currency exchange (loss) gain and minority
   interest in income...........................................             644,089             410,936             327,531

Equity in earnings of real estate entities......................              20,391              12,738              11,895
Gain on disposition of an interest in Shurgard Europe (Note 3)..             344,685                   -                   -
Gain (loss) on disposition of other real estate investments and
   real estate facilities.......................................              (8,140)              2,547               2,177
Casualty (loss) gain............................................                (525)              2,665                   -
Foreign currency exchange (loss) gain...........................             (25,362)             58,444               4,262
 Minority interest in income....................................             (38,696)            (29,543)            (31,883)
                                                                        -------------       -------------       --------------
Income from continuing operations...............................             936,442             457,787             313,982
Cumulative effect of a change in accounting principle...........                   -                   -                 578
Discontinued operations.........................................              (1,266)               (252)               (534)
                                                                        -------------       -------------       --------------
Net income......................................................        $    935,176        $    457,535        $    314,026
                                                                        =============       =============       ==============
Net income allocated to (from):
-------------------------------
   Preferred shareholders based on distributions paid ..........        $    239,721        $    236,757        $    214,218
   Preferred shareholders based on redemptions (Note 8).........             (33,851)                  -              31,493
   Equity Shares, Series A......................................              21,199              21,424              21,424
   Common shareholders..........................................             708,107             199,354              46,891
                                                                        -------------       -------------       --------------
                                                                        $    935,176        $    457,535        $    314,026
                                                                        =============       =============       ==============
Net income per common share - basic
   Continuing operations........................................        $       4.22        $       1.18        $       0.33
   Discontinued operations......................................               (0.01)                  -                   -
                                                                        -------------       -------------       --------------
                                                                        $       4.21        $       1.18        $       0.33
                                                                        =============       =============       ==============
Net income per common share - diluted
   Continuing operations........................................        $       4.20       $        1.17       $        0.33
   Discontinued operations......................................               (0.01)                  -                   -
                                                                        -------------       -------------       --------------
                                                                        $       4.19        $       1.17        $       0.33
                                                                        =============       =============       ==============
Net income per depositary share of Equity Shares, Series A (basic
   and diluted) ................................................        $       2.45        $       2.45        $       2.45
                                                                        =============       =============       ==============
Basic weighted average common shares outstanding................             168,250             169,342             142,760
                                                                        =============       =============       ==============
Diluted weighted average common shares outstanding..............             168,883             170,147             143,715
                                                                        =============       =============       ==============
Weighted average shares of Equity Shares, Series A (basic and
   diluted) ....................................................               8,652               8,744               8,744
                                                                        =============       =============       ==============

                           See accompanying notes.
                                      F-3

                                 PUBLIC STORAGE
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY For
          each of the three years in the period ended December 31, 2008
           (Amounts in thousands, except share and per share amounts)


                                                                        Cumulative
                                                                         Preferred     Common       Paid-in      Cumulative
                                                                          Shares       Shares       Capital      Net Income
                                                                      -------------   ---------- -------------  ------------
 Balances at December 31, 2005......................................   $ 2,498,400    $  12,809  $  2,430,671   $ 3,189,266
    Issuance of Cumulative Preferred Shares (52,500 shares) ........     1,312,500            -       (39,932)            -
    Redemption of Cumulative Preferred Shares (38,236 shares).......      (955,900)           -             -             -
    Issuance of common shares (41,054,904 shares) (Note 8) .........             -        4,106     3,267,564             -
    Stock option and restricted share unit expense (Note 10)........             -            -         3,204             -
    Net income......................................................             -            -             -       314,026
    Distributions to shareholders:
      Cumulative Preferred Shares...................................             -            -             -             -
      Equity Shares, Series A ($2.45 per share).....................             -            -             -             -
      Common Shares ($2.00 per share)...............................             -            -             -             -
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................             -            -             -             -
                                                                      -------------   ---------- -------------  ------------
 Balances at December 31, 2006......................................     2,855,000       16,915     5,661,507     3,503,292
    Issuance of Cumulative Preferred Shares (26,900 shares) ........       672,500            -       (20,608)            -
    Issuance of common shares (278,008 shares) (Note 8) ............             -           28         8,429             -
    Stock option and restricted share unit expense (Note 10)........             -            -         4,647             -
    Net income......................................................             -            -             -       457,535
    Distributions to shareholders:
      Cumulative Preferred Shares...................................             -            -             -             -
      Equity Shares, Series A ($2.45 per share).....................             -            -             -             -
      Common Shares ($2.00 per share)...............................             -            -             -             -
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................             -            -             -             -
                                                                      -------------   ---------- -------------  ------------
 Balances at December 31, 2007......................................     3,527,500       16,943     5,653,975     3,960,827
    Repurchase of Cumulative Preferred Shares (852,378 shares) (Note
    8)..............................................................      (103,173)           -        36,294             -
    Repurchase of Equity Shares, Series A (367,000 shares) (Note 8).             -            -        (7,707)            -
    Issuance of common shares (377,453 shares) (Note 8) ............             -           38        10,852             -
    Repurchase of common shares (1,520,196 shares) (Note 8).........             -         (152)     (111,751)            -
    Stock option and restricted share unit expense (Note 10)........             -            -         8,430             -
    Net income......................................................             -            -             -       935,176
    Distributions to shareholders:
      Cumulative Preferred Shares...................................             -            -             -             -
      Equity Shares, Series A ($2.45 per share).....................             -            -             -             -
      Common Shares ($2.80 per share)...............................             -            -             -             -
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................             -            -             -             -
                                                                      -------------   ---------- -------------  ------------
 Balances at December 31, 2008......................................   $ 3,424,327    $  16,829  $  5,590,093   $ 4,896,003
                                                                      =============   ========== =============  ============


                                                                                          Accumulated
                                                                                             Other            Total
                                                                          Cumulative     Comprehensive    Shareholders'
                                                                         Distributions   Income (Loss)       Equity
                                                                        --------------- ---------------  --------------
 Balances at December 31, 2005......................................    $  (3,314,137)   $           -   $   4,817,009
    Issuance of Cumulative Preferred Shares (52,500 shares) ........                -                -       1,272,568
    Redemption of Cumulative Preferred Shares (38,236 shares).......                -                -        (955,900)
    Issuance of common shares (41,054,904 shares) (Note 8) .........                -                -       3,271,670
    Stock option and restricted share unit expense (Note 10)........                -                -           3,204
    Net income......................................................                -                -         314,026
    Distributions to shareholders:
      Cumulative Preferred Shares...................................         (214,218)               -        (214,218)
      Equity Shares, Series A ($2.45 per share).....................          (21,424)               -         (21,424)
      Common Shares ($2.00 per share)...............................         (298,219)               -        (298,219)
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................                -           19,329          19,329
                                                                        --------------- ---------------  --------------
 Balances at December 31, 2006......................................       (3,847,998)          19,329       8,208,045
    Issuance of Cumulative Preferred Shares (26,900 shares) ........                -                -         651,892
    Issuance of common shares (278,008 shares) (Note 8) ............                -                -           8,457
    Stock option and restricted share unit expense (Note 10)........                -                -           4,647
    Net income......................................................                -                -         457,535
    Distributions to shareholders:
      Cumulative Preferred Shares...................................         (236,757)               -        (236,757)
      Equity Shares, Series A ($2.45 per share).....................          (21,424)               -         (21,424)
      Common Shares ($2.00 per share)...............................         (340,002)               -        (340,002)
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................                -           30,736          30,736
                                                                        --------------- ---------------  --------------
 Balances at December 31, 2007......................................       (4,446,181)          50,065       8,763,129
    Repurchase of Cumulative Preferred Shares (852,378 shares) (Note
    8)..............................................................                -                -         (66,879)
    Repurchase of Equity Shares, Series A (367,000 shares) (Note 8).                -                -          (7,707)
    Issuance of common shares (377,453 shares) (Note 8) ............                -                -          10,890
    Repurchase of common shares (1,520,196 shares) (Note 8).........                -                -        (111,903)
    Stock option and restricted share unit expense (Note 10)........                -                -           8,430
    Net income......................................................                -                -         935,176
    Distributions to shareholders:
      Cumulative Preferred Shares...................................         (239,721)               -        (239,721)
      Equity Shares, Series A ($2.45 per share).....................          (21,199)               -         (21,199)
      Common Shares ($2.80 per share)...............................         (472,756)               -        (472,756)
    Other comprehensive income (loss): Currency translation
     adjustments (Note 2)...........................................                -          (81,996)        (81,996)
                                                                        --------------- ---------------  --------------
 Balances at December 31, 2008......................................    $  (5,179,857)   $     (31,931)  $   8,715,464
                                                                        =============== ===============  ==============

                           See accompanying notes.
                                      F-4

                                 PUBLIC STORAGE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For each of the three years in the period ended December 31, 2008
                             (Amounts in thousands)

                                                                                         2008            2007           2006
                                                                                    -------------   -------------   -------------
Cash flows from operating activities:
   Net income..................................................................     $   935,176     $   457,535     $   314,026
   Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposition of an interest in Shurgard Europe (Note 3).............        (344,685)              -               -
    Loss (gain) on disposition of other real estate investments including
       amounts in discontinued operations (Note 4).............................           8,140          (6,883)         (4,547)
    Depreciation and amortization including amounts in discontinued
       operations...........................................................            414,201         622,894         438,218
    Distributions received from real estate entities in excess of equity in
       earnings.............................................................             23,064          10,868           5,804
    Foreign currency exchange loss (gain)...................................             25,362         (58,444)         (4,262)
    Minority interest in income in excess of distributions paid to other
       minority interests...................................................             20,980           9,496          15,583
    Adjustments for stock-based compensation, amortization of note premium,
       and other............................................................            (22,983)         (7,861)        (11,682)
                                                                                    -------------   -------------   -------------
       Total adjustments....................................................            124,079         570,070         439,114
                                                                                    -------------   -------------   -------------
       Net cash provided by operating activities............................          1,059,255       1,027,605         753,140
                                                                                    -------------   -------------   -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (76,311)        (69,102)        (79,326)
    Construction in process.................................................            (74,611)       (122,320)       (110,868)
    Acquisition of real estate facilities...................................            (31,608)        (72,787)        (98,954)
    Acquisition of interest in unconsolidated entities......................            (11,961)              -               -
    Acquisition of minority interests.......................................                  -               -         (62,300)
    Proceeds from the disposition of interest in Shurgard Europe (Note 3)...            609,059               -               -
    Deconsolidation of Shurgard Europe (Note 3).............................            (34,588)              -               -
    Investment in Shurgard Europe...........................................            (54,702)              -               -
    Merger with Shurgard Storage Centers, Inc...............................                  -               -        (137,261)
    Proceeds from sales of other real estate investments....................              2,227           8,708          14,545
    Sale of real estate investments to affiliates (Note 7)..................                  -           4,909               -
    Other investing activities..............................................             12,513         (11,284)            534
                                                                                    -------------   -------------   -------------
       Net cash provided by (used in) investing activities..................            340,018        (261,876)       (473,630)
                                                                                    -------------   -------------   -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................            (62,877)       (508,942)       (696,557)
    Issuance of mortgage note payable.......................................             12,750               -               -
    Net (repayments) borrowings on bank credit facilities...................                  -        (345,000)        345,000
    Proceeds from borrowing on debt of Existing European Joint Ventures.....             14,654          54,081          28,891
    Contributions received from European minority interests.................                  -               -          15,800
    Net proceeds from the issuance of common shares.........................             10,890           8,457          85,369
    Net proceeds from the issuance of cumulative preferred shares...........                  -         651,892       1,272,568
    Repurchases of common shares............................................           (111,903)              -               -
    Redemption of cumulative preferred shares...............................            (66,879)       (302,150)       (826,250)
    Repurchases of Equity Shares, Series A..................................             (7,707)              -               -
    Issuance of preferred partnership interests.............................                  -               -         100,000
    Distributions paid to shareholders......................................           (733,676)       (598,183)       (533,861)
    Distributions paid to holders of preferred partnership interests (Note
       7)...................................................................            (21,612)        (21,612)        (19,055)
                                                                                    -------------   -------------   -------------
       Net cash used in financing activities................................           (966,360)     (1,061,457)       (228,095)
                                                                                    -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents........................            432,913        (295,728)         51,415
Net effect of foreign exchange translation on cash..........................              2,344           5,488           2,274
Cash and cash equivalents at the beginning of the year......................            245,444         535,684         481,995
                                                                                    -------------   -------------   -------------
Cash and cash equivalents at the end of the year............................        $   680,701     $   245,444     $   535,684
                                                                                    =============   =============   =============

                           See accompanying notes.
                                      F-5

                                 PUBLIC STORAGE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For each of the three years in the period ended December 31, 2008
                             (Amounts in thousands)

                                   (Continued)

                                                                                         2008            2007           2006
                                                                                    -------------   -------------   -------------
Supplemental schedule of non cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation...........        $    (90,921)      $ (127,456)     $ (34,696)
       Construction in process...........................................                (957)          (4,623)        (1,373)
       Investment in real estate entities................................              63,495               -               -
       Intangible assets, net............................................              (4,528)          (6,226)        (6,381)
       Loan receivable from Shurgard Europe..............................              66,461                -              -
       Other assets......................................................              (3,742)          (6,219)          (717)
       Notes payable.....................................................              28,912           38,116         17,970
       Accrued and other liabilities.....................................               5,879           13,827          4,237
       Minority interest - other partnership interests...................               7,249            9,740          3,905
       Accumulated other comprehensive (loss) income.....................             (69,504)          88,329         19,329

   Deconsolidation of real estate entities (2008: Shurgard Europe, Note
          3)
       Real estate facilities, net of accumulated depreciation...........           1,693,524           41,409              -
       Construction in process...........................................              10,886                -              -
       Investment in real estate entities................................            (588,801)         (23,079)             -
       Loan receivable from Shurgard Europe..............................            (618,822)               -              -
       Intangible assets, net............................................              78,135            1,816              -
       Other assets......................................................              68,486              344              -
       Notes payable.....................................................            (424,995)         (19,329)             -
       Accrued and other liabilities.....................................            (104,100)            (544)             -
       Minority interest - other partnership interests...................            (148,901)            (682)             -

   Real estate acquired in exchange for assumption of note payable
      and extinguishment of investment....................................            (12,388)               -         (4,590)
   Note payable assumed in connection with the acquisition of real estate.             10,250                -          4,590
   Investment extinguished in exchange for real estate....................              2,138                -              -

   Investment in real estate entities disposed in exchange for other asset              5,300                -              -
   Other asset received in connection with disposal of real estate investment          (5,300)               -              -

   Merger with Shurgard Storage Centers, Inc.:
       Real estate facilities.............................................                  -                -     (4,887,507)
       Construction in process............................................                  -                -        (91,000)
       Intangible assets..................................................                  -                -       (584,165)
       Other assets.......................................................                  -                -        (95,899)
       Accrued and other liabilities......................................                  -                -        190,419
       Minority interest - other partnership interests....................                  -                -        144,196
       Notes payable and bank credit facility.............................                  -                -      2,000,549
       Common shares......................................................                  -                -          3,891
       Paid in  capital...................................................                  -                -      3,182,255

   Consolidation of entities pursuant to Emerging Issues Task Force Topic 04-5 or in connection with the acquisition of an interest in the Unconsolidated
     Entities:
       Minority interest - other partnership interests....................                  -                -          3,963
       Real estate facilities.............................................                  -          (14,604)       (22,459)
       Investments in real estate entities................................                  -                -         20,846
       Intangible assets..................................................                  -           (1,048)             -
       Other assets.......................................................                  -                -           (167)
       Accrued and other liabilities......................................                  -                -            841
       Notes payable......................................................                  -            6,681              -


                           See accompanying notes.
                                      F-6

                                 PUBLIC STORAGE
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       For each of the three years in the period ended December 31, 2008
                             (Amounts in thousands)

                                   (Continued)


                                                                                         2008             2007           2006
                                                                                    -------------   -------------   -------------
   Supplemental schedule of non cash investing and financing activities:
   Partnership units converted into common shares (Note 7):
       Minority interest..................................................                  -                -           (155)
       Common shares......................................................                  -                -              1
       Paid in  capital...................................................                  -                -            154

                           See accompanying notes.
                                      F-7

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

1.   Description of the Business
     ---------------------------

          Public Storage, Inc., formerly a California corporation, was organized in 1980. Effective June 1, 2007, following approval by our shareholders, we reorganized Public Storage, Inc. into Public Storage, a Maryland real estate investment trust (referred to herein as "the Company", "the Trust", "we", "us", or "our"). Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States ("U.S."). We also have interests in self-storage facilities located in seven Western European countries.

          At December 31, 2008, we had direct and indirect equity interests in 2,012 self-storage facilities located in 38 states operating under the "Public Storage" name, and 181 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. ("PSB") under the "PS Business Parks" name.

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

          Certain amounts previously reported have been reclassified to conform to the December 31, 2008 presentation. In previous presentations, certain cash balances held by our captive insurance entities which are restricted as to their use were included in restricted cash in our consolidated balance sheets. These restricted balances are reclassified as "other assets."

          The results of operations with respect to assets and liabilities acquired on August 22, 2006 in connection with the merger with Shurgard Storage Centers, Inc. ("Shurgard" and the merger referred to as the "Shurgard Merger") are included in our accompanying consolidated financial statements for periods after the acquisition.

          Consolidation Policy
          --------------------

          Entities in which we have an interest are first evaluated to determine whether, in accordance with the provisions of the Financial Accounting Standards Board's Interpretation No. 46R, "Consolidation of Variable

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

          The accounts of the entities we control, along with the accounts of the VIE's for which we are the primary beneficiary, are included in our consolidated financial statements. We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities."

          Collectively, at December 31, 2008, the Company and the Consolidated Entities own a total of 2,002 real estate facilities, consisting of 1,993 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.

          At December 31, 2008, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (referred to as the "Other Investments"). At December 31, 2008, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 180 self-storage facilities in Europe with 9.5 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities in the U.S.

          Use of Estimates
          ----------------

          The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

          Income Taxes
          ------------

          For all taxable years  subsequent  to 1980,  the Company has qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2008, 2007, and 2006 and, accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements on income produced and distributed on real estate rental operations. Our taxable REIT subsidiaries are subject to regular corporate tax on their taxable income, and such corporate taxes are presented in ancillary cost of operations in our accompanying consolidated statements of income. We also are subject to certain state income taxes, which are presented in general and administrative expense in our accompanying consolidated statements of income.

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

          Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

     statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

          For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating in excess of AAA by Standard and Poor's, or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Any such cash and cash equivalents which are restricted from general corporate use (restricted cash) due to insurance or other regulations, or based upon contractual requirements, are included in other assets.

          Due to the short period to maturity of our cash and cash equivalents, accounts receivable and other financial instruments included in other assets, and accrued and other liabilities, we believe the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

          Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, notes receivable from affiliate, as well as accounts receivable and restricted cash which are included in other assets on our accompanying consolidated balance sheets. Cash and cash equivalents and restricted cash, consisting of short-term investments, including commercial paper, are only invested in investment instruments with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individually insignificant customer balances. We have a loan receivable from Shurgard Europe totaling $552,361,000 at December 31, 2008. Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk is minimal. In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor. Accordingly, we believe the carrying value of the loan approximates fair based on these characteristics and other market data, which represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157, "Fair Value Measurement" (or SFAS No. 157).

          At December 31, 2008, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

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

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Other Assets
          ------------

          Other assets primarily consists of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, interest receivable, restricted cash, merchandise inventory held for sale, as well as trucks and other equipment associated with our ancillary operations. Other assets included a total of $56,714,000 related to Shurgard Europe at December 31, 2007, which we deconsolidated effective March 31, 2008 as described in Note 3.

          Accrued and Other Liabilities
          -----------------------------

          Accrued and other liabilities consist primarily of real property tax accruals, tenant prepayments of rents, accrued interest payable, and trade payables. They also include losses and loss adjustment liabilities for our own exposures, as well as estimated losses related to our tenant insurance activities, which are not covered by third-party insurance carriers, aggregating $26,724,000 at December 31, 2008 ($26,643,000 at December 31,
     2007). In addition, at December 31, 2007, accrued and other liabilities included $100,366,000 related to Shurgard Europe, which we deconsolidated effective March 31, 2008 as described in Note 3.

          Goodwill
          --------

          Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill has an indeterminate life. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of December 31, 2008 and 2007 in our accompanying consolidated balance sheets.

          We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value. No impairment of our goodwill was identified in our annual evaluation at December 31, 2008.

          Intangible Assets
          -----------------

          We acquire finite-lived intangible assets representing primarily the tenants in place (a "Tenant Intangible") at the date of the acquisition of each respective facility, and Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period. At December 31, 2008, our Tenant Intangibles have a net book value of $33,181,000 ($154,921,000 at December 31, 2007), which is net of accumulated amortization of $336,005,000 ($423,788,000 at December 31, 2007). During 2008, our Tenant
     Intangibles were increased by approximately $4,528,000 due to the impact of changes in foreign currency exchange rates, $1,259,000 in connection with the acquisition of the remaining interest we did not own in certain of the Other Investments (Note 4), and $1,766,000 in connection with the acquisition of self-storage facilities (Note 4). On March 31, 2008, our Tenant Intangibles decreased approximately $78,135,000 due to the deconsolidation of Shurgard Europe, as described more fully in Note 3.

          Amortization expense of $51,158,000, $247,844,000 and $175,944,000 was recorded for our Tenant Intangibles for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated future amortization expense for our finite-lived intangible assets is as follows:

     2009                                       $     4,928,000
     2010                                             2,742,000
     2011                                             2,430,000
     2012                                             2,350,000
     2013                                             2,232,000
     2014 and beyond                                 18,499,000
                                                ----------------
                                                $    33,181,000
                                                ================

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          We also have an intangible representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at December 31, 2008 and 2007. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted from our evaluations in any periods presented in these accompanying consolidated financial statements.

          Evaluation of Asset Impairment
          ------------------------------

          We evaluate our real-estate and Tenant Intangibles for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets. If there is excess carrying value over such future undiscounted cash flows, an impairment charge is booked for the excess of carrying value over the assets' estimated fair value. Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations in any periods presented in the accompanying consolidated financial statements.

          Revenue and Expense Recognition
          -------------------------------

          Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Ancillary revenues and interest and other income is recognized when earned. Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

          We accrue for property tax expense based upon actual amounts billed for the related time periods and, in some circumstances due to taxing authority assessment timing and disputes of assessed amounts, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected. Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts.

          Foreign Currency Exchange Translation
          -------------------------------------

          The local currency is the functional currency for the foreign operations for which we have an interest. Assets and liabilities included on our consolidated balance sheet, including our equity investment in Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.409 U.S. Dollars per Euro at December 31, 2008 (1.472 at December 31, 2007), and average exchange rates of 1.470 and 1.370 for the years ended December 31, 2008 and 2007, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Fair Value Accounting
          ---------------------

          In 2006, the FASB issued SFAS No. 157. SFAS No. 157 expands required fair value disclosures, whenever other accounting standards require or permit fair value measurements, including the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company adopted SFAS No. 157 on January 1, 2008, which had no effect on our financial position, operating results or cash flows.

          Loan Receivable from Shurgard Europe
          ------------------------------------

          As of December 31, 2008, we had a loan receivable from Shurgard Europe totaling $552,361,000 ($561,182,000 at December 31, 2007, which was eliminated in consolidation). Effective March 31, 2008, as a result of the disposition of an interest in Shurgard Europe (see Note 3), Shurgard Europe is no longer consolidated, accordingly, the loan is no longer eliminated in consolidation.

          In connection with the disposition, the terms of the loan were modified and the balance was increased by approximately (euro)10,529,000 ($16,626,000) on March 31, 2008 due to the conversion of a portion of our equity investment into intercompany debt. The loan bears interest at a fixed rate of 7.5% per annum, and has an initial term of one year expiring March 31, 2009, and an additional one year extension at Shurgard Europe's option. In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard (collectively, the "Existing European Joint Ventures"), joint ventures in which Shurgard Europe has a 20% interest, and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($429.9 million as of December 31, 2008) for the acquisition. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. In February 2009, Shurgard Europe exercised their option to extend the existing loan and the (euro)305 million commitment through March 31, 2010.

          The loan receivable from Shurgard Europe is denominated in Euros and is converted to U.S. Dollars on our balance sheet. During each applicable period, because we have expected repayment within two years of each respective balance sheet date, we have been recognizing foreign exchange rate gains or losses as a result of changes in exchange rates between the Euro and the U.S. Dollar during each period in 2008 and 2007. For the period from April 1, 2008 through December 31, 2008, we recorded interest income of approximately $17,859,000 related to the loan.

          The $17,859,000 in interest income reflects the gross amount charged to Shurgard Europe totaling $35,020,000 less our portion totaling $17,161,000 which is reflected as equity in earnings of real estate entities rather than interest and other income.

          Other Comprehensive Income
          --------------------------

          We reflect other comprehensive income (loss) for our pro-rata share of currency translation adjustments related to the foreign operations for which we have an interest that is not already recognized in our net income. Such other comprehensive income (loss) is reflected as a direct adjustment to "Accumulated Other Comprehensive Income" in the equity section of our consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

              The following table reflects the components of our other comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                       For the Year Ended December 31,
                                                 ---------------------------------------------
                                                     2008             2007             2006
                                                 -------------    ------------    ------------
                                                           (Amounts in thousands)
     Net income................................  $   935,176      $   457,535     $   314,026
     Other comprehensive income (loss):
        Aggregate foreign currency translation
           adjustments for the period..........      (69,504)          89,180          23,591
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain on
           disposition of an interest in
           Shurgard Europe" (Note 3)...........      (37,854)               -               -
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency loss (gain)"...       25,362          (58,444)         (4,262)
                                                -------------    -------------   -------------
     Other comprehensive (loss) income for the
           period..............................      (81,996)          30,736          19,329
                                                -------------    -------------   -------------
     Total comprehensive income................  $   853,180      $   488,271     $   333,355
                                                =============    =============   =============

          Discontinued Operations
          -----------------------

          We segregate all of our disposed facilities that have operations that can be distinguished from the rest of the Company (generally, complete self-storage, commercial or containerized storage facilities) and will be eliminated from the ongoing operations of the Company, due to a sale or facility closure.

          Net Income per Common Share
          ---------------------------

          In computing net income allocated to our common shareholders, we first allocate net income to our preferred shareholders to arrive at net income allocable to our common shareholders. Net income allocated to preferred shareholders includes dividends declared (or accumulated), in addition to any excess of the cash required to redeem any preferred securities in the period over the net proceeds from the original issuance of the securities (or, if securities are redeemed for less than the original issuance proceeds, income allocated to preferred shareholders is reduced.)

          The remaining net income is allocated among our regular common shares and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security's rights to earnings (or losses) that were not distributed to shareholders.

          Basic net income per share is computed using the weighted average common shares outstanding. Diluted net income per share is computed using the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options and restricted share units outstanding (Note
     10). There were no securities outstanding which would have had an anti-dilutive effect upon earnings per common share in each of the three years ended December 31, 2008.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          The following table reflects the components of our earnings per share for each respective period:

                                                                                 For the Year Ended December 31,
                                                                         ----------------------------------------------------
                                                                             2008               2007                2006
                                                                         -------------      -------------      --------------
Earnings Per Share:
Net income.......................................................        $   935,176         $   457,535        $   314,026

Less net income allocated to preferred shareholders:
   Based on distributions paid...................................           (239,721)           (236,757)          (214,218)
   Allocation of income from (to) preferred shareholders based on
   redemptions of preferred shares (application of EITF Topic D-42)           33,851                   -            (31,493)
                                                                         -------------      -------------      --------------
Total net income allocated to preferred shareholders.............           (205,870)           (236,757)          (245,711)
                                                                         -------------      -------------      --------------
Total net income allocable to common shareholders................         $  729,306          $  220,778         $   68,315
                                                                         =============      =============      ==============
Allocation of net income to common shareholders by class:
      Net income allocable to shareholders of the Equity
       Shares, Series A..........................................         $   21,199          $   21,424         $   21,424
      Net income allocable to common shareholders................            708,107             199,354             46,891
                                                                         -------------      -------------      --------------
                                                                          $  729,306          $  220,778         $   68,315
                                                                         =============      =============      ==============
Weighted average common shares and equivalents outstanding:
   Basic weighted average common shares outstanding..............            168,250             169,342            142,760
   Net effect of dilutive stock options - based on treasury stock
     method using average market price...........................                633                 805                955
                                                                         -------------      -------------      --------------
   Diluted weighted average common shares outstanding............            168,883             170,147            143,715
                                                                         =============      =============      ==============
Basic earnings per common and common equivalent share (a)........        $      4.21         $      1.18        $      0.33
                                                                         =============      =============      ==============
Diluted earnings per common and common equivalent share (a)......        $      4.19         $      1.17        $      0.33
                                                                         =============      =============      ==============

(a) See "Net Income per Common Share" above and the underlying discussion on Emerging Issues Task Force Topic D-42.

3.   Disposition of an Interest in Shurgard Europe
     ---------------------------------------------

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

          In connection with the disposition, the loan receivable from Shurgard Europe to Public Storage was modified (see Note 2 under "Loan Receivable from Shurgard Europe").

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

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

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

          As a result of the deconsolidation of Shurgard Europe, our investment in real estate entities increased by $588,801,000, representing our net investment in Shurgard Europe at March 31, 2008 immediately before the transaction. The following adjustments were made to our consolidated balance sheet to reflect the deconsolidation of our investment in Shurgard Europe as of March 31, 2008 (amounts in thousands):

                                                          Total
                                                      --------------
     Real estate facilities, net.................      $(1,693,524)
     Construction in progress....................          (10,886)
     Intangible assets...........................          (78,135)
     Cash........................................          (34,588)
     Loan receivable from Shurgard Europe........           618,822
     Other assets................................          (68,486)
     Notes payable...............................           424,995
     Accrued and other liabilities...............           104,100
     Minority   interest   -  other   partnership
     interests...................................           148,901
                                                      --------------
                                                          $(588,801)
                                                      ==============

          Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction. As a result of the disposition, we recognized a gain of $306,831,000, representing the difference between the net proceeds received and the portion of our investment sold.

          In addition, as a result of our disposition of this interest, a portion of the cumulative currency exchange gains we had previously recognized in Other Comprehensive Income with respect to Shurgard Europe was realized. Accordingly, we recognized a cumulative currency exchange gain of $37,854,000, representing 51% (the portion of Shurgard Europe that was sold) of the cumulative currency exchange gain previously included in Other Comprehensive Income.

          The gain upon disposition of $306,831,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the gain on disposition of an interest in Shurgard Europe of $344,685,000 in our consolidated statement of income for year ended December 31, 2008.

          The results of operations of Shurgard Europe have been included in our consolidated statements of income for the three months ended March 31, 2008 and years ended December 31, 2007 and 2006 (since the Shurgard Merger date of August 22, 2006). Commencing April 1, 2008, our pro rata share of operations of Shurgard Europe are reflected on our consolidated income statement under equity in earnings of real estate entities. See Note 5, "Investment in Shurgard Europe" for further analysis of our earnings from Shurgard Europe for the year ended December 31, 2008.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

4.       Real Estate Facilities
         ----------------------

          Activity in real estate facilities during 2008, 2007 and 2006 is as follows:

                                                                      2008               2007              2006
                                                                 ---------------     --------------   ----------------
                                                                               (Amounts in thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $ 11,658,807       $ 11,261,865      $  5,930,484
  Capital improvements....................................              76,311             69,102            79,326
  Acquisition of real estate facilities from third parties              40,092             71,258           103,544
  Newly developed facilities opened for operations........              93,416            156,751           161,131
   Consolidation of real estate entities .................                   -             14,604            22,459
  Deconsolidation of real estate entities.................                   -            (42,473)                -
   Acquisition of interests in the other investments (Note 5)           12,840                  -                 -
  Acquired in Shurgard Merger.............................                   -                  -         4,887,507
  Disposition of an interest in Shurgard Europe (Note 3)..          (1,766,122)                 -                 -
  Disposition of real estate facilities...................              (1,522)            (4,202)           (7,405)
  Acquisition of minority interests (Note 10).............                   -                  -            50,123
  Impact of foreign exchange rate changes.................              93,200            131,902            34,696
                                                                 ---------------     --------------   ----------------
  Ending balance..........................................          10,207,022         11,658,807        11,261,865
                                                                 ---------------     --------------   ----------------
Accumulated depreciation:
  Beginning balance.......................................          (2,128,225)        (1,754,362)       (1,500,128)
  Depreciation expense....................................            (347,895)          (371,665)         (255,615)
  Disposition of an interest in Shurgard Europe (Note 3)..              72,598                  -                 -
  Deconsolidation of real estate entities.................                   -              1,064                 -
  Disposition of real estate facilities...................                 328              1,184             1,381
  Impact of foreign exchange rate changes.................              (2,279)            (4,446)                -
                                                                 ---------------     --------------   ----------------
  Ending balance..........................................          (2,405,473)        (2,128,225)       (1,754,362)
                                                                 ---------------     --------------   ----------------
Construction in process:
  Beginning balance.......................................              51,972             83,900            57,114
  Current  development (includes $1,998, $4,746, and $2,716
    in  capitalized interest for 2008, 2007, and  2006,
    respectively).........................................              74,611            122,320           110,868
  Newly developed facilities opened for operation.........             (93,416)          (156,751)         (161,131)
  Acquired in Shurgard Merger.............................                   -                  -            91,000
  Disposition of an interest in Shurgard Europe (Note 3)..             (10,886)                 -                 -
  Write off of development costs..........................              (2,898)            (2,120)          (10,354)
  Disposition of real estate facilities...................                   -                  -            (4,970)
   Impact of foreign exchange rate changes................                 957              4,623             1,373
                                                                 ---------------     --------------   ----------------
   Ending balance.........................................              20,340             51,972            83,900
                                                                 ---------------     --------------   ----------------
 Total real estate facilities.............................        $  7,821,889       $  9,582,554      $  9,591,403
                                                                 ===============     ==============   ================

          During 2008, we completed two newly developed facilities at a total cost of $13,431,000, as well as various expansion projects at a total cost of $39,972,000 and one expansion project in London, England at a total cost of $6,550,000. During 2008, we acquired four self-storage facilities in the U.S. from third parties for an aggregate cost of $41,858,000, consisting of $31,608,000 in cash and assumed mortgage debt totaling $10,250,000. The aggregate cost was allocated $40,092,000 to real estate facilities and $1,766,000 to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

          We also acquired in 2008 the remaining interests that we did not own in three facilities previously owned by the Unconsolidated Entities for an aggregate cost of $14,099,000, consisting of $11,961,000 in cash and $2,138,000 of existing investments. The aggregate cost was allocated $12,840,000 to real estate facilities and $1,259,000 to intangibles, based upon the estimated relative fair value of the land, buildings and intangibles.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Also in the three months ended March 31, 2008, prior to its deconsolidation, Shurgard Europe completed three development projects in Europe at a total cost of $33,463,000.

          During 2007, we completed three development and various expansion projects in the U.S. at a total cost of $66,676,000. Also in 2007, we completed nine development projects in Europe which in aggregate at a total cost of $90,075,000. During 2007, we acquired seven self-storage facilities in the U.S. from third parties for an aggregate cost of $72,787,000, in cash; $71,258,000 was allocated to real estate facilities and $1,529,000 was allocated to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.

          Construction in process at December 31, 2008 includes the development costs relating to expansions to existing self-storage facilities. Approximately $6.8 million (unaudited) in remaining costs are expected to complete these projects.

          During 2008, 2007, and 2006, we received net proceeds from partial or complete facility disposal transactions (primarily condemnation proceedings) totaling $2,227,000, $8,708,000, and $14,545,000, respectively. Aggregate gains on disposition were $1,283,000, $5,690,000, and $3,551,000 in 2008, 2007, and 2006, respectively, of which nil, $4,336,000, and $1,374,000 in such gains were included in discontinued operations. In addition, $250,000, representing the book value of assets destroyed, was included in the income statement line-item "caualty loss".

          At December 31, 2008, the adjusted basis of real estate facilities for federal tax purposes was approximately $7.5 billion (unaudited).

5.   Investments in Real Estate Entities
     -----------------------------------

          During  2008,  2007,  and  2006,  we  recognized   earnings  from  our
     investments in real estate entities of $20,391,000, $12,738,000, and $11,895,000, respectively, and received cash distributions from such investments, totaling $43,455,000, $23,606,000, and $17,699,000, respectively. During 2008, we disposed of one of the Other Investments in exchange for an other asset valued at $5,300,000, and recorded a loss of disposition of real estate investments for a total of $9,423,000.

          During 2008, in addition to the impact of earnings recognized and cash distributions received, our investments in real estate entities increased by $260,919,000, net, due to (i) the deconsolidation of Shurgard Europe which increased our investment by $286,573,000 and (ii) additional investments in Shurgard Europe totaling $54,702,000, offset by decreases due to (iii) foreign currency translation adjustments totaling $63,495,000,
     (iv) $2,138,000 due to the acquisition of the remaining interests that we did not own in certain of the Other Investments and (v) a $14,723,000 reduction due to disposal of an investment in 2008.

          The following table sets forth our investments in the real estate entities at December 31, 2008 and 2007, and our equity in earnings of real estate entities for each of the three years ended December 31, 2008 (amounts in thousands):

                                      Investments in Real Estate     Equity in Earnings of Real Estate Entities
                                         Entities at December 31,         for the Year Ended December 31,
                                      ----------------------------   ------------------------------------------
                                          2008          2007           2008          2007          2006
                                      --------------  ------------   ------------ ------------  ---------------
     PSB                                $   265,650    $   273,717    $  14,325    $  10,502     $   9,764
     Shurgard Europe................        264,145             -         4,134            -             -
     Other Investments..............         14,803         33,026        1,932        2,236         2,131
                                      --------------  ------------   ------------ ------------  ---------------
         Total......................    $   544,598    $   306,743    $  20,391    $  12,738     $  11,895
                                      ==============  ============   ============ ============= ===============

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Investment in PSB
          -----------------

          PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). At December 31, 2008, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space and manages certain of our commercial space.

          We have a 46% common equity interest in PSB as of December 31, 2008 comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at December 31, 2008 ($44.66 per share of PSB common stock), the shares and units had a market value of approximately $568.2 million as compared to a book value of $265.7 million.

          The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                                2008               2007               2006
                                                           ----------------   ---------------   -----------------
                                                                         (Amounts in thousands)
 For the year ended December 31,
 -------------------------------

   Total revenue........................................   $      284,231     $      271,499     $      242,839
   Costs of operations and other operating expenses.....          (96,541)           (92,277)           (81,717)
   Depreciation and amortization........................          (99,848)           (98,521)           (86,216)
   Discontinued operations, minority interest, and other
      items.............................................          (17,798)           (12,035)           (10,326)
                                                           ----------------   ---------------   -----------------
     Net income.........................................   $       70,044     $       68,666     $       64,580
                                                           ================   ===============   =================


                                                              2008               2007
                                                          ---------------    ---------------
                                                               (Amounts in thousands)
 At December 31,
 ---------------
   Total assets (primarily real estate).................  $    1,469,323     $    1,516,583
   Debt and other liabilities...........................         105,736            111,783
   Equity and minority interests........................       1,363,587          1,404,800

     Investment in Shurgard Europe
     -----------------------------

          At December 31, 2008 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3).

          For the period of April 1, 2008 through December 31, 2008, we recorded an aggregate of $4,134,000 in equity in earnings of real estate entities with respect to our investment in Shurgard Europe. During the year ended December 31, 2008, our investment in Shurgard Europe was decreased by approximately $63,495,000 due to the impact of changes in foreign currency exchange rates, primarily between the Euro and the U.S. Dollar.

          The following table sets forth selected financial information of Shurgard Europe. These amounts are based upon 100% of Shurgard Europe's balances, rather than our pro rata share and are based upon Public Storage's historical acquired book basis.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008. Accordingly, all amounts (net of intercompany eliminations) prior to April 1, 2008 are included in our consolidated financial statements.

                                                               For the Year Ended
                                                                  December 31,
                                                          --------------------------------
                                                              2008                2007
                                                          --------------     -------------
                                                             (Amounts in thousands)

   Self-storage and ancillary revenues..................  $    238,842       $    209,997
   Interest and other income............................         1,192                704
   Self-storage and ancillary cost of operations........      (102,658)           (96,875)
   Trademark license fee payable to Public Storage......        (1,894)                 -
   Depreciation and amortization........................       (93,915)          (123,546)
   General and administrative...........................       (16,098)           (20,291)
   Interest expense on third party debt ................       (23,937)           (22,242)
   Interest expense on loan payable to Public Storage...       (45,528)           (38,733)
   Income (expenses) from foreign currency exchange.....        (4,214)               286
   Discontinued operations..............................          (131)            (1,081)
   Minority interest, including $12,752 and $11,513 in
      depreciation and amortization expense for the
      years ended December 31, 2008 and 2007,
      respectively......................................        10,217              9,389
                                                          --------------     -------------
     Net loss...........................................  $    (38,124)      $    (82,392)
                                                          ==============     =============


                                                        At December 31,    At December 31,
                                                            2008               2007
                                                        ---------------    ---------------
                                                            (Amounts in thousands)

   Total assets (primarily storage facilities)..........  $ 1,521,172      $  1,774,037
   Total debt to third parties..........................      362,352           384,045
   Total debt to Public Storage.........................      552,361           561,182
   Other liabilities....................................       82,247            95,444
   Equity...............................................      524,212           733,366

          Our equity in earnings of Shurgard Europe for the year ended December 31, 2008, totaling $4,134,000 is comprised of (i) a loss of $13,640,000, representing our share of Shurgard Europe's $27,836,000 net loss since March 31, 2008 and (ii) income of $17,161,000 and $613,000, respectively, representing our share of the interest income and trademark license fees received from Shurgard Europe since March 31, 2008 (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

          Other Investments
          -----------------

          At December 31, 2008, other investments include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the 19 facilities that we have an interest in at December 31, 2008:

                                              2008        2007          2006
                                           ---------- -----------  -----------
                                                 (Amounts in thousands)
 For the year ended December 31,
 Total revenue........................     $  17,154  $  16,421     $  15,986
 Cost of operations and other expenses        (6,159)    (6,173)       (6,120)
 Depreciation and amortization........        (2,023)    (1,890)       (1,755)
                                           ---------- -----------  -----------
     Net income.......................     $   8,972  $   8,358     $   8,111
                                           ========== ===========  ===========

                                           2008             2007
                                       ------------   ------------
                                          (Amounts in thousands)
 At December 31,
 Total assets (primarily self-storage
     facilities)...................... $    40,168    $  38,250
 Total accrued and other liabilities.          888          299
 Total Partners' equity..............       39,280       37,951

6.   Notes Payable and Line of Credit

          The carrying amounts of our notes payable at December 31, 2008 and 2007 consist of the following (dollar amounts in thousands):


                                                                              December 31, 2008              December 31, 2007
                                                                         -----------------------------   --------------------------
                                                                            Carrying         Fair          Carrying       Fair
                                                                             amount         value (a)       amount       value (a)
                                                                         -------------   -------------   ------------  ------------
     Unsecured Notes Payable:
     5.875%  effective and stated note rate,  interest only and payable
        semi-annually, matures in March 2013...........................  $   200,000     $   197,995     $  200,000    $    199,435
     5.73% effective rate,  7.75% stated note rate,  interest only and payable  semi-annually,  matures in  February  2011  (carrying amount includes $7,433 of unamortized  premium at December 31,
        2008) ........................................................       207,433         208,903        210,905         216,700

     Secured Notes Payable:

     5.47% average effective rate fixed rate mortgage notes payable, secured by 90 real estate facilities with a net book value of
        $579,517 at December 31, 2008 and stated note rates between
        4.95% and 8.75%, maturing at varying dates between January 2009 and August 2015 (carrying amount includes $5,634 of unamortized
        premium at December 31, 2008) .................................      236,378         243,638         236,897        244,721
     Joint Venture debt................................................            -               -          38,081         38,081
     Shurgard Europe debt..............................................            -               -         384,045        384,045
                                                                         -------------   -------------   ------------  ------------
            Total notes payable........................................   $  643,811      $  650,536     $ 1,069,928     $1,082,982
                                                                         =============   =============   ============  ============

          (a) Fair values are determined based upon discounting the future cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics, term to maturity, and other market data which represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          When assumed in connection with property or other acquisitions, notes payable are recorded at their respective estimated fair values upon acquisition, based upon discounting the future interest and principal payments using estimated market rates for debt instruments with similar terms and ratings. Any initial premium or discount, representing the difference between the stated note rate and estimated fair value on the respective date of assumption, is amortized over the remaining term of the notes using the effective interest method. During the year ended December 31, 2008, we assumed mortgage debt totaling $10,250,000 in connection with the acquisition of a real estate facility. This mortgage debt had a stated note balance of $9,776,000, and we recorded a premium, representing the differential between the fair value of the mortgage note and the stated note balance of $474,000. In addition, one of the Consolidated Entities obtained a fixed rate loan for $12,750,000 during the year ended December 31, 2008.

          The Joint Venture debt represented the equity interest held by a third-party investor in a partnership which acquired exisiting real estate facilities from us, and because of our contractual right to acquire the interest and our intent and ability to do so, the equity interest was accounted for as in-substance debt financing. We exercised our contractual right to acquire this interest on July 21, 2008 and thereby extinguished this debt.

          Shurgard Europe's debt at December 31, 2007 was comprised primarily of debt held by joint ventures in which it had a 20% equity interest. On March 31, 2008, we deconsolidated Shurgard Europe and, as a result, the related notes payable are no longer included in our consolidated balance sheet.

          At December 31, 2008, we have a five-year revolving credit agreement (the "Credit Agreement") which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2008). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2008). We had no outstanding borrowings on our Credit Agreement at December 31, 2007, December 31, 2008 or at March 2, 2009. At December 31, 2008, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $17,736,000 ($20,408,000 at December 31, 2007).

          Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at December 31, 2008.

          At December 31, 2008, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                      Unsecured    Mortgage Notes
                                    Notes Payable     Payable         Total
                                  --------------- ---------------- ------------
2009.........................     $     3,600     $     9,130      $   12,730
2010.........................           3,833          11,037          14,870
2011.........................         200,000          27,819         227,819
2012.........................               -          55,575          55,575
2013.........................         200,000          64,976         264,976
Thereafter...................               -          67,841          67,841
                                  --------------- ---------------- ------------
                                  $   407,433     $   236,378      $  643,811
                                  =============== ================ ============
Weighted average effective rate          5.8%            5.5%           5.7%
                                  =============== ================ ============

          See Note 15, "Subsequent Events," for further information regarding our cash tender offer for our Unsecured Notes Payable.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          We incurred interest expense (including interest capitalized as real estate) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $45,942,000, $68,417,000 and $35,778,000 for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts were comprised of $50,977,000, $73,278,000 and $38,887,000 in cash paid for the years ended December 31, 2008, 2007 and 2006, respectively, less $5,035,000, $4,861,000 and $3,109,000 in amortization of premium, respectively.

7.   Minority Interest
     -----------------

          In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as minority interest in the consolidated financial statements. Minority interest in income consists of the minority interests' share of the operating results of the Consolidated Entities.

          The following table sets forth our minority interests at December 31, 2008 and 2007, as well as the income allocated to minority interests for the three years ended December 31, 2008:

                                           Minority interest at         Minority interest in income for the year ended
                                       ---------------------------      ------------------------------------------------
                                       December 31,   December 31,      December 31,     December 31,     December 31,
  Description of Minority Interest         2008          2007              2008             2007             2006
----------------------------------     ------------   ------------      ---------------  --------------   --------------
                                                                  (Amounts in thousands)
Preferred partnership interests..       $ 325,000      $ 325,000         $     21,612      $    21,612     $     19,055
Shurgard Europe's Joint Ventures.               -        140,385               (2,142)          (9,389)          (3,631)
PS Officers' European Investment.               -          3,520                 (111)            (196)               -
Other Minority Interests ........          39,417         37,783               19,337           17,516           16,459
                                       ------------   ------------      ---------------  --------------   --------------
Total Minority Interests.........       $ 364,417      $ 506,688         $     38,696      $    29,543     $     31,883
                                       ============   ============      ===============  ==============   ==============

          Distributions paid to minority interests for the years ended December 31, 2008, 2007 and 2006 were $39,328,000, $41,659,000 and $35,355,000, respectively. In addition to the impact of income recognized and distributions paid, minority interests increased $7,249,000, $9,740,000 and $3,905,000 as a result of the impact of foreign currency translation in the years ended December 31, 2008, 2007 and 2006, respectively.

         Preferred Partnership Interests
         -------------------------------

          At December 31, 2008 and 2007, our preferred partnership units outstanding were comprised of 8,000,000 units of our 6.400% Series NN ($200,000,000 carrying amount, redeemable March 17, 2010), 1,000,000 units of our 6.250% Series Z ($25,000,000 carrying amount, redeemable October 12,
     2009),  and 4,000,000 units of our 7.250% Series J  ($100,000,000  carrying amount, redeemable May 9, 2011).

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

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Shurgard Europe's Joint Ventures
          --------------------------------

          Shurgard Europe has a 20% equity interest in two joint venture entities which developed self-storage facilities in Europe, and which we determined to be VIE's, with Shurgard Europe as the primary beneficiary. The remaining 80% equity interest in these entities is owned by an unaffiliated investor. On March 31, 2008, Shurgard Europe was deconsolidated (see Note 3), reducing these minority interests by $145,492,000 at March 31, 2008. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including historical income allocated to these minority interests.

          PS Officers' Europe Investment
          ------------------------------

          In 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. The aggregate sales price was $4,909,000 and was based upon the pro rata net asset value computed using, among other sources, information provided by an independent third party appraisal firm of the net asset value of Shurgard Europe as of March 31, 2007. In connection with the sale, we recorded a gain of $1,194,000 during 2007, representing the excess of the sales proceeds over the book value of the interests sold. For periods commencing from the sale of the interest through March 31, 2008, the PS Officers' pro rata share of the earnings of Shurgard Europe are reflected in minority interest in income.

          As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, minority interest was reduced by $3,409,000 with respect to the PS Officers' investment. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe.

          Other Minority Interests
          ------------------------

          At December 31, 2008, the Other Minority Interests consist of interests that we do not own in 33 entities (generally partnerships) that own in aggregate 177 self-storage facilities.

          We estimate the fair value of the Other Minority Interests of $240 million at December 31, 2008, based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the related partnership agreements.

8.   Shareholders' Equity
     --------------------

          Cumulative Preferred Shares
          ---------------------------

          At December 31, 2008 and 2007, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008


                                                           At December 31, 2008           At December 31, 2007
                                                        -------------------------    ---------------------------
                           Earliest
                          Redemption      Dividend        Shares     Liquidation       Shares       Liquidation
       Series                Date           Rate        Outstanding   Preference     Outstanding     Preference
-----------------       -------------     ----------    ----------- -------------    ------------  -------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07          7.500%         6,900    $   172,500           6,900    $   172,500
Series W                   10/6/08          6.500%         5,300        132,500           5,300        132,500
Series X                  11/13/08          6.450%         4,800        120,000           4,800        120,000
Series Y                    1/2/09          6.850%       750,900         18,772       1,600,000         40,000
Series Z                    3/5/09          6.250%         4,500        112,500           4,500        112,500
Series A                   3/31/09          6.125%         4,600        115,000           4,600        115,000
Series B                   6/30/09          7.125%         4,350        108,750           4,350        108,750
Series C                   9/13/09          6.600%         4,600        115,000           4,600        115,000
Series D                   2/28/10          6.180%         5,400        135,000           5,400        135,000
Series E                   4/27/10          6.750%         5,650        141,250           5,650        141,250
Series F                   8/23/10          6.450%        10,000        250,000          10,000        250,000
Series G                  12/12/10          7.000%         4,000        100,000           4,000        100,000
Series H                   1/19/11          6.950%         4,200        105,000           4,200        105,000
Series I                    5/3/11          7.250%        20,700        517,500          20,700        517,500
Series K                    8/8/11          7.250%        16,990        424,756          18,400        460,000
Series L                  10/20/11          6.750%         8,267        206,665           9,200        230,000
Series M                    1/9/12          6.625%        19,065        476,634          20,000        500,000
Series N                    7/2/12          7.000%         6,900        172,500           6,900        172,500
                                                        ----------- -------------    ------------  -------------
     Total Cumulative Preferred Shares                   887,122    $ 3,424,327       1,739,500    $ 3,527,500
                                                        =========== =============    ============  =============

          The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends or failure to maintain a Debt Ratio (as defined) of 50% or less, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured. At December 31, 2008, there were no dividends in arrears.

          Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Shares are not redeemable prior the dates indicated on the table above. On or after the respective dates, each of the series of Cumulative Preferred Shares will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary shares as the case may be), plus accrued and unpaid dividends. Holders of the Cumulative Preferred Shares do not have the right to require the Company to redeem such shares.

          Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

          During November and December 2008, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series Y - 849,100 Preferred Shares at a total cost of $14,091,000, Series K - 1,409,756 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

     $23,786,000, Series L - 933,400 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $14,626,000 and Series M - 934,647 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $14,375,000. The carrying value of the shares repurchased totaled $100.8 million ($103.2 million liquidation preference less $2.4 million of original issuance costs) exceeded the aggregate repurchase cost of $66.9 million by approximately $33.9 million. For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $33.9 million.

          During  2007,  we issued two series of  Cumulative  Preferred  Shares:
     Series M - issued January 9, 2007, net proceeds totaling $484,767,000 and Series N - issued July 2, 2007, net proceeds totaling $167,125,000.

          During 2006,  we issued four series of  Cumulative  Preferred  Shares:
     Series H - issued January 19, 2006, net proceeds totaling $101,492,000, Series I - issued May 3, 2006, net proceeds totaling $501,601,000, Series K
     - issued August 8, 2006, net proceeds totaling $445,852,000 and Series L - issued October 20, 2006, net proceeds totaling $223,623,000.

          During 2006, we redeemed our Series R and Series S Cumulative Preferred Shares at par value plus accrued dividends. In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Shares, at par. The aggregated redemption value of $302,150,000 of these two series was classified as a liability at December 31, 2006 and repaid in January 2007.

          EQUITY SHARES, SERIES A

          At December 31, 2008, we had 8,377,193 of depositary shares outstanding, (8,744,193 at December 31, 2007), each representing 1/1,000 of an Equity Share, Series A. During November 2008, we repurchased a total of 367,000 of our Equity Shares, Series A for an aggregate of approximately $7.7 million. The Equity Shares, Series A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

          Except in order to preserve the Company's Federal income tax status as a REIT, we may not redeem the depositary shares representing the Equity Shares, Series A before March 31, 2010. On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share. If the Company fails to preserve its Federal income tax status as a REIT, each of the depositary shares will be convertible at the option of the shareholder into .956 common shares. The depositary shares are otherwise not convertible into common shares. Holders of depositary shares vote as a single class with holders of our common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

        COMMON SHARES

          Common Shares
          -------------

          During 2008, 2007 and 2006, activity with respect to our common shares was as follows:

                                                2008                        2007                        2006
                                      --------------------------   -------------------------  --------------------------
                                         Shares        Amount        Shares         Amount       Shares        Amount
                                      ------------  ------------   ----------    -----------  -----------   ------------
                                                                (Dollar amounts in thousands)
Employee stock-based
    compensation (Note 10).......         377,453    $   10,890       278,008    $    8,457     2,135,761    $    85,369
Merger with Shurgard:
    Issuance of common shares....               -             -             -             -    38,913,187      3,116,850
    Conversion of stock options..               -             -             -             -             -         69,296
Conversion of partnership units..               -             -             -             -         5,956            155
Repurchases of common shares.....      (1,520,196)     (111,903)            -             -             -              -
                                      ------------  ------------   ----------    -----------  -----------   ------------
                                       (1,142,743)   $ (101,013)      278,008    $    8,457    41,054,904    $ 3,271,670
                                      ============  ============   ==========    ===========  ===========   ============

          Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the year ended December 31, 2008, we repurchased a total of 1,520,196 of our common shares for an aggregate of approximately $111.9 million. Through December 31, 2008, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

          At December  31, 2008 and 2007,  we had  3,027,544  and  2,298,242  of
     common shares reserved in connection with our share-based incentive plans, respectively, (see Note 10) and 231,978 shares reserved for the conversion of Convertible Partnership Units, respectively.

          Dividends
          ---------

          The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Common share dividends totaled $472.8 million ($2.80 per share), $340.0 million ($2.00 per share), and $298.2 million ($2.00 per share), for the years ended December 31, 2008, 2007, and 2006, respectively. Equity Shares, Series A dividends totaled $21.2 million ($2.45 per share), $21.4 million ($2.45 per share), and $21.4 million ($2.45 per share), for the years ended December 31, 2008, 2007, and 2006, respectively. Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,424,327,000 at December 31, 2008 ($3,527,500,000 at December 31, 2007) and dividends aggregating $239.7 million, $236.8 million and $214.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

          For the tax year ended December 31, 2008, distributions for the common shares, Equity Shares, Series A, and all the various series of preferred shares were classified as follows:

                                          2008 (unaudited)
                          ---------------------------------------------------
                           1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                          ------------- -----------  ------------ -----------
Ordinary Income               99.97%       99.65%       99.83%       100.00%
Long-Term Capital Gain         0.03%        0.35%        0.17%         0.00%

Total                        100.00%      100.00%      100.00%       100.00%

          The ordinary income dividends distributed for the tax year ended December 31, 2008 do not constitute qualified dividend income.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

9.   Related Party Transactions
     --------------------------

          Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 49 self-storage facilities in Canada using the "Public Storage" brand name ("PS Canada") pursuant to a royalty-free trademark license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 21% of our common shares outstanding at December 31, 2008. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 49 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

          We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the years ended December 31, 2008, 2007 and 2006, we received $768,000, $906,000 and $989,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

          The Company and Mr. Hughes are co-general partners in certain consolidated partnerships and affiliated partnerships of the Company that are not consolidated. The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT. The private REIT owns limited partnership interests in five affiliated partnerships. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. PS Canada holds approximately a 2.4% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company, for occurrences prior to April 1, 2004 as described below. The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

          From time to time, the Company and the Hughes Family have acquired limited partnership units from limited partners of the Company's consolidated partnerships. In connection with the acquisition in 1998 and 1999 of a total of 638 limited partnership units by Tamara Hughes Gustavson and H-G Family Corp., a company owned by Hughes Family members, the Company was granted an option to acquire the limited partnership units acquired at cost, plus expenses. During the fourth quarter of 2008, the Company exercised its option to acquire the units for a total purchase price of approximately $239,000. The transaction was approved by the independent members of the Board of Trustees after considering that the value of the units had appreciated significantly since 1998 and 1999 and that the exercise price for the Company was substantially below the prices paid to acquire similar limited partner units in third party transactions. The acquisition was effective January 1, 2009.

10.  Share-Based Compensation
     ------------------------

          Stock Options
          -------------

          We have various stock option plans (collectively referred to as the "PS Plans"). Under the PS Plans, non-qualified options have been granted to certain trustees, officers and key employees to purchase common shares at an exercise price equal to the fair value of the common shares at the date of grant. Fair value, as denoted below, is based upon the closing market price of our common shares on the relevant date. Stock options vest generally over a five-year period and expire ten years after issuance. The PS Plans also provide for the grant of restricted share units to officers, key employees and service providers on terms determined by an authorized committee of our Board.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          We recognize compensation expense for stock option grants based upon their fair value on the date of grant amortized over the applicable vesting period, net of estimates for future forfeitures. The fair value of the stock options is determined utilizing the Black-Scholes option pricing model. This pricing model utilizes several assumptions, including the estimated life of the stock options, the average risk-free rate, the expected dividend yield, and expected volatility, all of which are disclosed in the table below.

          Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method, to the extent dilutive with respect to each grant, applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

          The stock options outstanding at December 31, 2008 have an aggregate intrinsic value of approximately $25,692,000, and remaining average contractual lives of approximately seven years. The aggregate intrinsic value of exercisable stock options at December 31, 2008 amounted to approximately $23,028,000. Intrinsic value includes only those stock options whose exercise price is less than the fair value.

          Additional information with respect to stock options during 2008, 2007 and 2006 is as follows:

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008


                                                 2008                         2007                         2006
                                      -------------------------   -------------------------   -------------------------
                                                      Weighted                   Weighted                     Weighted
                                                      Average                    Average                       Average
                                        Number        Exercise      Number       Exercise        Number       Exercise
                                          of           Price          of          Price            of           Price
                                        Options      Per Share     Options      Per Share       Options       Per Share
                                      -----------   -----------   ------------  -----------   ------------   ----------
 Options outstanding January 1         1,689,474        $60.72      1,602,934       $52.08      1,423,146      $41.46
   Granted                             1,025,000         83.71        323,333        91.64      2,208,328       49.67
   Exercised                            (292,309)        36.97       (200,793)       40.58     (2,026,540)      41.99
   Cancelled                             (24,833)        62.21        (36,000)       53.67         (2,000)      52.98
                                      -----------   -----------   ------------  -----------   ------------   ----------
 Options outstanding December 31       2,397,332        $73.42      1,689,474       $60.72      1,602,934      $52.08
                                      ===========   ===========   ============  ===========   ============   ==========
Options exercisable at December 31       889,905        $55.49        911,709       $45.60        856,993      $38.96
                                      ===========   ===========   ============  ===========   ============   ==========


                                                         2008                           2007                         2006
                                                  ---------------------         --------------------            -----------------
 Aggregate options  outstanding at period
 end:
    With exercise price less than $45.....              270,925                        491,320                      606,275
    With exercise price from $45 to $65...              388,319                        447,916                      514,024
    With exercise price higher than $65...            1,738,088                        750,238                      482,635
    Range of exercise prices..............          $22.94 to $97.47               $22.94 to $97.47             $22.94 to $96.61

  Stock  option  expense for the year (in
  000's)..................................               $3,038                         $1,347                       $1,173
 Aggregate  intrinsic  value  of  options
 exercised during the year (in 000's).....              $14,183                        $11,326                      $10,791

 Assumptions   used  in  valuing  options
 with the Black-Scholes method:
       Expected life of options in
       years, based upon historical
       experience.........................                   5                               5                            5
       Risk-free interest rate............                2.8%                            4.6%                         4.6%
       Expected  volatility,  based  upon
       historical volatility..............               0.225                           0.228                        0.227
       Expected dividend yield............                7.0%                            7.0%                         7.0%
 Average   estimated   value  of  options
 granted during the year..................               $7.21                           $9.46                        $9.72


          RESTRICTED SHARE UNITS

          Outstanding restricted share units vest ratably over a five or eight-year period from the date of grant. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted share units outstanding. Such compensation is accounted for as dividends paid. Any dividends paid on units which are subsequently forfeited are expensed. Upon vesting, the employee receives common shares equal to the number of vested restricted share units in exchange for the units.

          The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the related service periods, net of estimates for future forfeitures, as compensation expense. The related employer portion of payroll taxes is expensed as incurred. Cash paid to holders upon vesting in lieu of the issuance of common shares, all of which are for the unitholder to meet their statutory tax payment requirement, is charged against paid in capital.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Outstanding restricted share units are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to the average cumulative measured but unrecognized compensation expense during the period.

          The fair value of restricted share units outstanding at December 31, 2008 was approximately $51,102,000 and had a grant-date aggregate fair market value of approximately $53,132,000. This $53,132,000, net of expected forfeitures, is expected to be recognized as compensation expense over approximately the next four years. The following table sets forth relevant information with respect to restricted shares (dollar amounts in thousands):

                                                           2008                           2007                         2006
                                               --------------------------    --------------------------   --------------------------
                                                   Number      Grant Date       Number       Grant Date      Number     Grant Date
                                               Of Restricted    Aggregate    Of Restricted    Aggregate   Of Restricted  Aggregate
                                                Share Units    Fair Value     Share Units    Fair Value    Share Units   Fair Value
                                               -------------   ----------    -------------   ----------   ------------- ------------
 Restricted Share Units outstanding January 1    608,768         $48,578        616,470      $43,421         299,830      $14,922
   Granted                                       234,975          19,070        187,925       18,860         419,170       33,861
   Vested                                       (129,399)         (8,576)      (112,684)      (6,871)        (71,160)      (3,438)
   Forfeited                                     (84,132)         (5,940)       (82,943)      (6,832)        (31,370)      (1,924)
                                               -------------   ----------    -------------   ----------   ------------- ------------
 Restricted Share Units outstanding
 December 31                                     630,212         $53,132        608,768      $48,578         616,470      $43,421
                                               =============   ==========    =============   ==========   ============= ============
 For vestings occurring during the year:
       Vesting  date  fair  value of  vested
       shares................................            $10,307                        $10,192                         $5,918
       Cash  paid in lieu of  common  shares
       issued................................             $3,591                         $3,317                         $3,105
       Common shares issued upon vesting.....             85,144                         77,215                         47,159

 Restricted Share Unit expense for the year..             $9,553                         $7,164                         $5,136


11.   Segment Information
      -------------------

          Description of Each Reportable Segment
          --------------------------------------

          Our reportable segments reflect significant operating activities that are evaluated separately by management, comprised of the following segments which are organized based upon their operating characteristics.

          Our self-storage segment comprises the direct ownership, development, and operation of traditional self-storage facilities in the U.S., and the ownership of equity interests in entities that own self-storage facilities in the U.S., and our interest in the operations of a facility in London, England. Our Shurgard Europe segment comprises our interest in the self-storage and associated activities owned by Shurgard Europe. See also
     Note 3 for a discussion of the disposition of an interest in, and deconsolidation of, Shurgard Europe effective March 31, 2008.

          Our ancillary segment includes (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) retail operations, comprised of merchandise sales and truck rental operations, and (iii) other ancillary operations, such as commercial property operations, containerized storage, and management of facilities for third parties and facilities owned by the Unconsolidated Entities.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          Measurement of Segment Income (Loss) and Segment Assets - Self-Storage
          ----------------------------------------------------------------------
          and Ancillary
          -------------

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

          Measurement  of Segment  Income  (Loss) and Segment  Assets - Shurgard
          ----------------------------------------------------------------------
          Europe
          ------

          Shurgard Europe's operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The Shurgard Europe segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, the presentation below includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At December 31, 2007, assets of Shurgard Europe include real estate with a book value of approximately $1.6 billion, intangible assets with a book value of approximately $87 million, and other assets with a book value of approximately $57 million. At December 31, 2007, liabilities of Shurgard Europe include loans payable to us of $561 million, third party debt of $384 million, and accrued and other liabilities of $95 million. At December 31, 2008, our consolidated balance sheet includes an investment in Shurgard Europe with a book value of $264.1 million and a loan receivable from Shurgard Europe totaling (euro)391.9 million ($552.4 million).

          Presentation of Segment Information
          -----------------------------------

          The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

For the year ended December 31, 2008

                                                                                                   Other Items Not
                                                                       Shurgard                      Allocated to        Total
                                                     Self-Storage       Europe        Ancillary       Segments        Consolidated
                                                     --------------   ------------   ------------- ---------------  --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,526,577     $   54,722      $       -      $       -      $  1,581,299
   Ancillary operating revenue...................                -          4,913        123,240              -           128,153
   Interest and other income.....................                -         18,496              -         17,659            36,155
                                                     --------------   ------------   ------------- ---------------  --------------
                                                         1,526,577         78,131        123,240         17,659         1,745,607
                                                     --------------   ------------   ------------- ---------------  --------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          495,422         24,654              -              -           520,076
      Ancillary operations.......................                -          1,409         59,092              -            60,501
  Depreciation and amortization..................          387,438         23,186          3,564              -           414,188
  General and administrative.....................                -         30,044              -         32,765            62,809
  Interest expense...............................                -          6,597              -         37,347            43,944
                                                     --------------   ------------   ------------- ---------------  --------------
                                                           882,860         85,890         62,656         70,112         1,101,518
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of an interest in Shurgard Europe,
   loss on disposition of other real estate investments,
   casualty loss, foreign currency exchange loss and
   minority interest in (income) loss............          643,717         (7,759)        60,584        (52,453)          644,089

Equity in earnings of real estate entities.......            1,932          4,134         14,325              -            20,391
Gain on disposition of an interest in Shurgard
   Europe........................................                -        344,685              -              -           344,685
Loss on disposition of other real estate
   investments...................................                -              -              -         (8,140)           (8,140)
Casualty loss....................................                -              -              -           (525)             (525)
Foreign currency exchange loss...................                -        (25,362)             -              -           (25,362)
Minority interest in (income) loss...............          (19,226)         2,142              -        (21,612)          (38,696)
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations.........          626,423        317,840         74,909        (82,730)          936,442
Discontinued operations..........................                -              -              -         (1,266)           (1,266)
                                                     --------------   ------------   ------------- ---------------  --------------
Net income (loss)................................     $    626,423     $  317,840      $  74,909      $ (83,996)     $    935,176
                                                     ==============   ============   ============= ===============  ==============

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

For the year ended December 31, 2007

                                                                                                   Other Items Not
                                                                       Shurgard                      Allocated to        Total
                                                     Self-Storage       Europe        Ancillary       Segments        Consolidated
                                                     --------------   ------------   ------------- ---------------  --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,469,947     $  192,507      $        -      $        -     $ 1,662,454
   Ancillary operating revenue...................                -         17,490         123,138               -         140,628
   Interest and other income.....................                -            704               -          10,713          11,417
                                                     --------------   ------------   ------------- ---------------  --------------
                                                         1,469,947        210,701         123,138          10,713       1,814,499
                                                     --------------   ------------   ------------- ---------------  --------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          488,538         91,689               -               -         580,227
      Ancillary operations.......................                -          5,186          72,330               -          77,516
  Depreciation and amortization..................          495,558        123,546           3,296               -         622,400
  General and administrative.....................                -         20,291               -          39,458          59,749
  Interest expense...............................                -         22,242               -          41,429          63,671
                                                     --------------   ------------   ------------- ---------------  --------------
                                                           984,096        262,954          75,626          80,887       1,403,563
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of other real estate investments,
   casualty gain, foreign currency exchange gain and
   minority interest in (income) loss............          485,851        (52,253)         47,512         (70,174)        410,936

Equity in earnings of real estate entities.......            2,236              -          10,502               -          12,738
Gain on disposition of other real estate
   investments...................................                -              -               -           2,547           2,547
Casualty gain....................................            2,665              -               -               -           2,665
Foreign currency exchange gain...................                -         58,444               -               -          58,444
Minority interest in (income) loss...............          (17,320)         9,389               -         (21,612)        (29,543)
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations.........          473,432         15,580          58,014         (89,239)        457,787
Discontinued operations..........................                -         (1,081)              -             829            (252)
                                                     --------------   ------------   ------------- ---------------  --------------
Net income (loss)................................     $    473,432     $   14,499      $   58,014      $  (88,410)    $   457,535
                                                     ==============   ============   ============= ===============  ==============

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

For the year ended December 31, 2006

                                                                                                   Other Items Not
                                                                       Shurgard                      Allocated to        Total
                                                     Self-Storage       Europe        Ancillary       Segments        Consolidated
                                                     --------------   ------------   ------------- ---------------  --------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  1,180,989     $   58,708      $        -      $       -      $ 1,239,697
   Ancillary operating revenue...................                -          5,067         102,503              -          107,570
   Interest and other income.....................                -            308               -         31,491           31,799
                                                     --------------   ------------   ------------- ---------------  --------------
                                                         1,180,989         64,083         102,503         31,491        1,379,066
                                                     --------------   ------------   ------------- ---------------  --------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................          398,976         29,934               -              -          428,910
      Ancillary operations.......................                -          2,197          65,150              -           67,347
  Depreciation and amortization..................          375,940         58,426           3,189              -          437,555
  General and administrative.....................                -         10,241               -         74,420           84,661
  Interest expense...............................                -         13,109               -         19,953           33,062
                                                     --------------   ------------   ------------- ---------------  --------------
                                                           774,916        113,907          68,339         94,373        1,051,535
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of other real estate investments,
   foreign currency exchange gain
   and minority interest in (income) loss........          406,073        (49,824)         34,164        (62,882)         327,531

Equity in earnings of real estate entities.......            2,131              -               -          9,764           11,895
Gain on disposition of other real estate
   investments...................................                -              -               -          2,177            2,177
Foreign currency exchange gain...................                -          4,262               -              -            4,262
Minority interest in (income) loss...............          (16,459)         3,631               -        (19,055)         (31,883)
                                                     --------------   ------------   ------------- ---------------  --------------
Income (loss) from continuing operations.........          391,745        (41,931)         34,164        (69,996)         313,982
Cumulative effect of a change in accounting
   principle.....................................                -              -               -            578              578
Discontinued operations..........................                -           (313)              -           (221)            (534)
                                                     --------------   ------------   ------------- ---------------  --------------
Net income (loss)................................     $    391,745     $  (42,244)     $   34,164      $ (69,639)     $   314,026
                                                     ==============   ============   ============= ===============  ==============

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

12.  Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

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

     Noncontrolling Interests in Consolidated Financial Statements
     -------------------------------------------------------------

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51" (or SFAS No. 160). SFAS No. 160 requires the classification of noncontrolling interests (formerly, minority interests) as a component of equity. In addition, net income will include the total income of all consolidated subsidiaries with the attribution of earnings and other comprehensive income between controlling and noncontrolling interests reported as a separate disclosure on the face of the consolidated income statement. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 also addresses accounting and reporting for a change in control of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and is required to be adopted prospectively, except for the presentation and disclosure requirements, which are required to be adopted retrospectively. We are currently evaluating the impact of the application of SFAS No. 160 on our results of operations and financial position, and expect that this will increase our equity, and decrease minority interests, $364,417,000 at December 31, 2008, with similar adjustments to be reflected for 2007.

13.   Commitments and Contingencies
      -----------------------------

      Brinkley v. Public  Storage,  Inc.  (filed April 2005)  (Superior Court of
      --------------------------------------------------------------------------
      California - Los Angeles County)
      --------------------------------


          The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, the Company filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted the Company's summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

      European Joint Venture Arbitration Proceeding
      ---------------------------------------------

              Shurgard Europe holds a 20% interest in each of two joint ventures in Europe, First Shurgard and Second Shurgard, that collectively own 72 self-storage properties in Europe. On August 24, 2006, the Company, through its affiliate, Shurgard Europe, served an exit notice on the European joint venture partners informing them of its intention to purchase their interests in First Shurgard and Second Shurgard pursuant to an early exit procedure that the Company believes is provided for in the respective joint

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

     venture agreements. The exit notice offered to pay the joint venture partners an amount for their interests in accordance with the provisions of the joint venture agreements. The joint venture partners contested whether the Company has the right to purchase its interests under the early exit procedures of the joint venture agreements. On January 17, 2007, Shurgard Europe filed an arbitration request with the International Chamber of Commerce to compel arbitration of the matter. The arbitration proceedings occurred from June 30, 2008 through July 3, 2008.

              The arbitration panel recently issued a ruling concluding that Shurgard Europe did not have the right to start the exit procedures under the early exit provision of joint venture agreements. However, the panel held that Shurgard Europe did not act unreasonably in raising a genuine issue and ruled that each party is to bear its own costs. The arbitration panel's decision does not affect Shurgard Europe's ability to exit the joint ventures in accordance with the ordinary (as compared to the "early") exit provisions of the joint venture agreements if market and other conditions make a termination of one or both of the joint ventures advisable. The ordinary exit procedure is currently exercisable for First Shurgard and will be exercisable in May 2009 for Second Shurgard.

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

              Insurance and Loss Exposure
              ---------------------------

              We have historically carried customary property, earthquake, general liability and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles. The aggregate limits on these policies of $75 million for property coverage and $102 million for general liability are higher than estimates of maximum probable loss that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000. At December 31, 2008, there were approximately 548,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.2 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurance can be given that this activity can continue to be conducted in any given jurisdiction.

              Operating Lease Obligations
              ---------------------------

              We lease trucks, land, equipment and office space. At December 31, 2008, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

     2009......................................    $   10,466
     2010......................................         7,296
     2011......................................         6,271
     2012......................................         5,854
     2013......................................         5,583
     Thereafter................................        78,238
                                                   -----------
                                                   $  113,708
                                                   ===========

              Expenses under operating leases were approximately $11.4 million, $14.7 million and $9.8 million for each of the three years ended December 31, 2008, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

14.  Supplementary Quarterly Financial Data (unaudited)
     --------------------------------------------------

                                                               Three Months Ended
                                           ------------------------------------------------------------
                                           March 31,       June 30,      September 30,    December 31,
                                             2008            2008            2008             2008
                                           -----------    -----------    -------------   --------------
                                                  (Amounts in thousands, except per share data)
Revenues (a).....................          $  462,764     $  424,138      $  436,890       $  421,815
                                           ===========    ===========    =============   ==============
Cost of operations (excluding
depreciation expense) (a)........          $  205,786     $  189,237      $  149,647       $  142,660
                                           ===========    ===========    =============   ==============
Depreciation expense.............          $  122,486     $   95,383      $   92,031       $  104,288
                                           ===========    ===========    =============   ==============
Gain on  disposition  of an interest in
Shurgard Europe (b)..............          $  344,685     $        -      $        -       $        -
                                           ===========    ===========    =============   ==============
Income from continuing operations (b)      $  515,278     $  133,914      $  138,246       $  149,004
                                           ===========    ===========    =============   ==============
Net income (b)...................          $  515,162     $  133,813      $  137,331       $  148,870
                                           ===========    ===========    =============   ==============
Per Common Share (Note 2):
   Net income -  Basic...........          $     2.67     $     0.41      $     0.43       $     0.71
                                           ===========    ===========    =============   ==============
   Net income -  Diluted.........          $     2.66     $     0.40      $     0.42       $     0.71
                                           ===========    ===========    =============   ==============

                                                               Three Months Ended
                                           ------------------------------------------------------------
                                           March 31,       June 30,      September 30,    December 31,
                                             2007            2007            2007             2007
                                           -----------    -----------    -------------   --------------
                                                  (Amounts in thousands, except per share data)
Revenues (a).....................          $  433,558     $  448,189      $  468,220       $  464,532
                                           ===========    ===========    =============   ==============
Cost of operations (excluding
depreciation expense) (a)........          $  201,325     $  207,661      $  192,193       $  179,984
                                           ===========    ===========    =============   ==============
Depreciation expense.............          $  176,366     $  167,510      $  147,741       $  130,783
                                           ===========    ===========    =============   ==============
Income from continuing operations          $   61,004     $   77,838      $  153,999       $  164,946
                                           ===========    ===========    =============   ==============
Net income.......................          $   59,778     $   77,104      $  152,766       $  167,887
                                           ===========    ===========    =============   ==============
Per Common Share (Note 2):
   Net income (loss) -  Basic....          $   (0.03)     $     0.09      $     0.51       $     0.60
                                           ===========    ===========    =============   ==============
   Net income (loss) -  Diluted..          $   (0.03)     $     0.08      $     0.51       $     0.60
                                           ===========    ===========    =============   ==============

(a) Revenues and cost of operations as presented in this table differ from the revenue and cost of operations as presented in our quarterly reports due to the impact of discontinued operations accounting as described in Note 2.

(b) Gain on disposition of an interest in Shurgard Europe, income from continuing operations, net income, and net income per common share differ from the amounts previously presented in our March 31, 2008 financial statements. We recorded a $2,820,000 increase to gain on disposition of an interest in Shurgard Europe in the quarter ended December 31, 2008, which was for the quarter ended March 31, 2008.

15.  Subsequent Events (unaudited)
     -----------------------------

          On February 12, 2009, we completed a fixed price cash tender offer to acquire any and all of our Unsecured Notes Payable. A total of $96.7 million face amount of our 7.75% Notes due 2011 and $13.5 million face amount of our 5.875% Notes due 2013, for an aggregate of $113.1 million in cash plus accrued interest were acquired.

                                 PUBLIC STORAGE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2008

          On February 27, 2009, we reached an agreement in principle to acquire all of our affiliate's 6.40% Series NN preferred partnership units ($200 million carrying amount) for approximately $130 million, plus accrued and unpaid distributions from December 31, 2008 through the closing date. This transaction is expected to result in an increase in income allocated to common shareholders of approximately $70 million for the quarter ended March 31, 2009 based upon excess of the carrying amount over the amount paid. The purchase is subject to negotiation and completion of a binding agreement, and there can be no assurance that the transaction will be completed or the timing thereof, or that the terms of any transaction completed will not vary materially from those currently agreed.

          Also on February 27, 2009, we reached an agreement in principle to acquire all of our affiliate's 6.25% Series Z preferred partnership units ($25 million carrying amount) for $25 million. This should result in no increase in income allocated to the common shareholders as they are being acquired at par. As described in Note 7, the holders of the Series Z preferred partnership units have a one-time option exercisable on October 12, 2009 to require us to redeem their units for $25,000,000 in cash, plus any unpaid distributions. The purchase is subject to negotiation and completion of a binding agreement, and there can be no assurance that the transaction will be completed or the timing thereof, or that the terms of any transaction completed will not vary materially from those currently agreed.

                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

Self-storage Facilities - United States

    1/1/81     Newport News / Jefferson Avenue             -             108            1,071            751              -
    1/1/81     Virginia Beach / Diamond Springs            -             186            1,094            887              -
    8/1/81     San Jose / Snell                            -             312            1,815            428              -
   10/1/81     Tampa / Lazy Lane                           -             282            1,899            782              -
    6/1/82     San Jose / Tully                            -             645            1,579         10,977              -
    6/1/82     San Carlos / Storage                        -             780            1,387            751              -
    6/1/82     Mountain View                               -           1,180            1,182          2,437              -
    6/1/82     Cupertino / Storage                         -             572            1,270            547              -
   10/1/82     Sorrento Valley                             -           1,002            1,343           (774)             -
   10/1/82     Northwood                                   -           1,034            1,522            594              -
   12/1/82     Port/Halsey                                 -             357            1,150           (316)           326
   12/1/82     Sacto/Folsom                                -             396              329            729            323
    1/1/83     Platte                                      -             409              953            533            428
    1/1/83     Semoran                                     -             442            1,882          8,284            720
    1/1/83     Raleigh/Yonkers                             -               -            1,117            642            425
    3/1/83     Blackwood                                   -             213            1,559            424            595
    4/1/83     Vailsgate                                   -             103              990            924            505
    5/1/83     Delta Drive                                 -              67              481            400            241
    6/1/83     Ventura                                     -             658            1,734            359            583
    9/1/83     Southington                                 -             124            1,233            293            546
    9/1/83     Southhampton                                -             331            1,738            798            806
    9/1/83     Webster/Keystone                            -             449            1,688            781            813
    9/1/83     Dover                                       -             107            1,462            776            627
    9/1/83     Newcastle                                   -             227            2,163            576            817
    9/1/83     Newark                                      -             208            2,031            500            746
    9/1/83     Langhorne                                   -             263            3,549            675          1,445
    9/1/83     Hobart                                      -             215            1,491            821            838
    9/1/83     Ft. Wayne/W. Coliseum                       -             160            1,395            560            535
    9/1/83     Ft. Wayne/Bluffton                          -              88              675            328            285
   10/1/83     Orlando J. Y. Parkway                       -             383            1,512            493            622
   11/1/83     Aurora                                      -             505              758            536            341
   11/1/83     Campbell                                    -           1,379            1,849           (280)           474
   11/1/83     Col Springs/Ed                              -             471            1,640            268            554
   11/1/83     Col Springs/Mv                              -             320            1,036            476            441
   11/1/83     Thorton                                     -             418            1,400            305            536
   11/1/83     Oklahoma City                               -             454            1,030          1,110            620
   11/1/83     Tucson                                      -             343              778            896            420
   11/1/83     Webster/Nasa                                -           1,570            2,457          1,938          1,372



                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

Self-storage Facilities - United States

    1/1/81     Newport News / Jefferson Avenue            108            1,822             1,930           1,698
    1/1/81     Virginia Beach / Diamond Springs           186            1,981             2,167           1,840
    8/1/81     San Jose / Snell                           312            2,243             2,555           2,243
   10/1/81     Tampa / Lazy Lane                          282            2,681             2,963           2,493
    6/1/82     San Jose / Tully                         2,971           10,230            13,201           4,586
    6/1/82     San Carlos / Storage                       780            2,138             2,918           2,018
    6/1/82     Mountain View                            1,046            3,753             4,799           1,659
    6/1/82     Cupertino / Storage                        572            1,817             2,389           1,708
   10/1/82     Sorrento Valley                            651              920             1,571             833
   10/1/82     Northwood                                1,034            2,116             3,150           1,837
   12/1/82     Port/Halsey                                357            1,160             1,517             876
   12/1/82     Sacto/Folsom                               396            1,381             1,777           1,111
    1/1/83     Platte                                     409            1,914             2,323           1,600
    1/1/83     Semoran                                    442           10,886            11,328           4,345
    1/1/83     Raleigh/Yonkers                              -            2,184             2,184           1,619
    3/1/83     Blackwood                                  212            2,579             2,791           2,059
    4/1/83     Vailsgate                                  103            2,419             2,522           1,938
    5/1/83     Delta Drive                                 67            1,122             1,189             870
    6/1/83     Ventura                                    658            2,676             3,334           2,160
    9/1/83     Southington                                123            2,073             2,196           1,648
    9/1/83     Southhampton                               331            3,342             3,673           2,635
    9/1/83     Webster/Keystone                           448            3,283             3,731           2,638
    9/1/83     Dover                                      107            2,865             2,972           2,176
    9/1/83     Newcastle                                  227            3,556             3,783           2,838
    9/1/83     Newark                                     208            3,277             3,485           2,606
    9/1/83     Langhorne                                  263            5,669             5,932           4,551
    9/1/83     Hobart                                     215            3,150             3,365           2,511
    9/1/83     Ft. Wayne/W. Coliseum                      160            2,490             2,650           2,026
    9/1/83     Ft. Wayne/Bluffton                          88            1,288             1,376           1,043
   10/1/83     Orlando J. Y. Parkway                      383            2,627             3,010           2,153
   11/1/83     Aurora                                     505            1,635             2,140           1,260
   11/1/83     Campbell                                 1,379            2,043             3,422           1,579
   11/1/83     Col Springs/Ed                             470            2,463             2,933           1,981
   11/1/83     Col Springs/Mv                             320            1,953             2,273           1,483
   11/1/83     Thorton                                    418            2,241             2,659           1,766
   11/1/83     Oklahoma City                              454            2,760             3,214           2,159
   11/1/83     Tucson                                     343            2,094             2,437           1,517
   11/1/83     Webster/Nasa                             1,570            5,767             7,337           4,460


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   12/1/83     Charlotte                                   -             165            1,274            581            442
   12/1/83     Greensboro/Market                           -             214            1,653            971            794
   12/1/83     Greensboro/Electra                          -             112              869            420            382
   12/1/83     Columbia                                    -             171            1,318            536            492
   12/1/83     Richmond                                    -             176            1,360            672            468
   12/1/83     Augusta                                     -              97              747            535            324
   12/1/83     Tacoma                                      -             553            1,173            531            487
    1/1/84     Fremont/Albrae                              -             636            1,659            549            532
    1/1/84     Belton                                      -             175              858          1,234            378
    1/1/84     Gladstone                                   -             275            1,799            753            640
    1/1/84     Hickman/112                                 -             257            1,848           (452)           618
    1/1/84     Holmes                                      -             289            1,333            536            455
    1/1/84     Independence                                -             221            1,848            787            609
    1/1/84     Merriam                                     -             255            1,469            676            480
    1/1/84     Olathe                                      -             107              992            489            361
    1/1/84     Shawnee                                     -             205            1,420          1,013            502
    1/1/84     Topeka                                      -              75            1,049            563            356
    3/1/84     Marrietta/Cobb                              -              73              542            540            259
    3/1/84     Manassas                                    -             320            1,556            518            553
    3/1/84     Pico Rivera                                 -             743              807            389            321
    4/1/84     Providence                                  -              92            1,087            531            423
    4/1/84     Milwaukie/Oregon                            -             289              584            441            311
    5/1/84     Raleigh/Departure                           -             302            2,484          1,089            788
    5/1/84     Virginia Beach                              -             509            2,121          1,221            776
    5/1/84     Philadelphia/Grant                          -           1,041            3,262            961            971
    5/1/84     Garland                                     -             356              844            497            360
    6/1/84     Lorton                                      -             435            2,040            895            682
    6/1/84     Baltimore                                   -             382            1,793          1,196            634
    6/1/84     Laurel                                      -             501            2,349          1,166            824
    6/1/84     Delran                                      -             279            1,472            492            573
    6/1/84     Orange Blossom                              -             226              924            299            398
    6/1/84     Cincinnati                                  -             402            1,573            991            672
    6/1/84     Florence                                    -             185              740            647            376
    7/1/84     Trevose/Old Lincoln                         -             421            1,749            650            582
    8/1/84     Medley                                      -             584            1,016          1,030            464
    8/1/84     Oklahoma City                               -             340            1,310            773            652
    8/1/84     Newport News                                -             356            2,395            915          1,013
    8/1/84     Kaplan/Walnut Hill                          -             971            2,359          1,169          1,041




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   12/1/83     Charlotte                                  165            2,297             2,462           1,893
   12/1/83     Greensboro/Market                          214            3,418             3,632           2,842
   12/1/83     Greensboro/Electra                         112            1,671             1,783           1,402
   12/1/83     Columbia                                   171            2,346             2,517           1,957
   12/1/83     Richmond                                   176            2,500             2,676           2,144
   12/1/83     Augusta                                     97            1,606             1,703           1,269
   12/1/83     Tacoma                                     553            2,191             2,744           1,843
    1/1/84     Fremont/Albrae                             636            2,740             3,376           2,302
    1/1/84     Belton                                     175            2,470             2,645           1,829
    1/1/84     Gladstone                                  274            3,193             3,467           2,644
    1/1/84     Hickman/112                                158            2,113             2,271           1,529
    1/1/84     Holmes                                     289            2,324             2,613           1,917
    1/1/84     Independence                               221            3,244             3,465           2,591
    1/1/84     Merriam                                    255            2,625             2,880           2,112
    1/1/84     Olathe                                     107            1,842             1,949           1,480
    1/1/84     Shawnee                                    205            2,935             3,140           2,188
    1/1/84     Topeka                                      75            1,968             2,043           1,491
    3/1/84     Marrietta/Cobb                              73            1,341             1,414           1,026
    3/1/84     Manassas                                   320            2,627             2,947           2,161
    3/1/84     Pico Rivera                                743            1,517             2,260           1,261
    4/1/84     Providence                                  92            2,041             2,133           1,683
    4/1/84     Milwaukie/Oregon                           289            1,336             1,625           1,031
    5/1/84     Raleigh/Departure                          302            4,361             4,663           3,501
    5/1/84     Virginia Beach                             499            4,128             4,627           3,275
    5/1/84     Philadelphia/Grant                       1,040            5,195             6,235           4,230
    5/1/84     Garland                                    356            1,701             2,057           1,282
    6/1/84     Lorton                                     435            3,617             4,052           2,971
    6/1/84     Baltimore                                  382            3,623             4,005           2,849
    6/1/84     Laurel                                     500            4,340             4,840           3,405
    6/1/84     Delran                                     279            2,537             2,816           1,989
    6/1/84     Orange Blossom                             226            1,621             1,847           1,292
    6/1/84     Cincinnati                                 402            3,236             3,638           2,530
    6/1/84     Florence                                   185            1,763             1,948           1,338
    7/1/84     Trevose/Old Lincoln                        421            2,981             3,402           2,372
    8/1/84     Medley                                     520            2,574             3,094           1,680
    8/1/84     Oklahoma City                              339            2,736             3,075           2,096
    8/1/84     Newport News                               356            4,323             4,679           3,404
    8/1/84     Kaplan/Walnut Hill                         971            4,569             5,540           3,577


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    8/1/84     Kaplan/Irving                               -             677            1,592          4,764            639
    9/1/84     Cockrell Hill                               -             380              913          1,294            675
   11/1/84     Omaha                                       -             109              806            559            399
   11/1/84     Hialeah                                     -             886            1,784            468            672
   12/1/84     Austin/Lamar                                -             643              947            766            443
   12/1/84     Pompano                                     -             399            1,386            944            698
   12/1/84     Fort Worth                                  -             122              928            103            303
   12/1/84     Montgomeryville                             -             215            2,085            585            776
    1/1/85     Cranston                                    -             175              722            418            267
    1/1/85     Bossier City                                -             184            1,542            770            656
    2/1/85     Simi Valley                                 -             737            1,389            403            520
    2/1/85     Hurst                                       -             231            1,220            377            480
    3/1/85     Chattanooga                                 -             202            1,573          1,069            683
    3/1/85     Portland                                    -             285              941            453            438
    3/1/85     Fern Park                                   -             144            1,107            339            432
    3/1/85     Fairfield                                   -             338            1,187            632            527
    3/1/85     Houston / Westheimer                        -             850            1,179            930              -
    4/1/85     Austin/ S. First                            -             778            1,282            454            711
    4/1/85     Cincinnati/ E. Kemper                       -             232            1,573            384            853
    4/1/85     Cincinnati/ Colerain                        -             253            1,717            744            932
    4/1/85     Florence/ Tanner Lane                       -             218            1,477            575            835
    4/1/85     Laguna Hills                                -           1,224            3,303            513          1,213
    5/1/85     Tacoma/ Phillips Rd.                        -             396            1,204            374            669
    5/1/85     Milwaukie/ Mcloughlin                       -             458              742            470            620
    5/1/85     Manchester/ S. Willow                       -             371            2,129             92            854
    5/1/85     Longwood                                    -             355            1,645            478            669
    5/1/85     Columbus/Busch Blvd.                        -             202            1,559            755            592
    5/1/85     Columbus/Kinnear Rd.                        -             241            1,865            740            771
    5/1/85     Worthington                                 -             221            1,824            677            709
    5/1/85     Arlington                                   -             201            1,497            690            618
    6/1/85     N. Hollywood/ Raymer                        -             967              848            270            515
    6/1/85     Grove City/ Marlane Drive                   -             150            1,157            567            471
    6/1/85     Reynoldsburg                                -             204            1,568            851            598
    7/1/85     San Diego/ Kearny Mesa Rd                   -             783            1,750            488            962
    7/1/85     Scottsdale/ 70th St                         -             632            1,368            484            742
    7/1/85     Concord/ Hwy 29                             -             150              750            610            587
    7/1/85     Columbus/Morse Rd.                          -             195            1,510            559            670
    7/1/85     Columbus/Kenney Rd.                         -             199            1,531            735            598
    7/1/85     Westerville                                 -             199            1,517            932            620
    7/1/85     Springfield                                 -              90              699            557            332




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    8/1/84     Kaplan/Irving                              673            6,999             7,672           3,568
    9/1/84     Cockrell Hill                              380            2,882             3,262           2,248
   11/1/84     Omaha                                      109            1,764             1,873           1,374
   11/1/84     Hialeah                                    886            2,924             3,810           2,305
   12/1/84     Austin/Lamar                               642            2,157             2,799           1,646
   12/1/84     Pompano                                    399            3,028             3,427           2,264
   12/1/84     Fort Worth                                 122            1,334             1,456           1,031
   12/1/84     Montgomeryville                            215            3,446             3,661           2,678
    1/1/85     Cranston                                   175            1,407             1,582           1,116
    1/1/85     Bossier City                               184            2,968             3,152           2,312
    2/1/85     Simi Valley                                736            2,313             3,049           1,799
    2/1/85     Hurst                                      231            2,077             2,308           1,548
    3/1/85     Chattanooga                                202            3,325             3,527           2,437
    3/1/85     Portland                                   285            1,832             2,117           1,381
    3/1/85     Fern Park                                  144            1,878             2,022           1,434
    3/1/85     Fairfield                                  338            2,346             2,684           1,767
    3/1/85     Houston / Westheimer                       849            2,110             2,959           1,917
    4/1/85     Austin/ S. First                           778            2,447             3,225           1,799
    4/1/85     Cincinnati/ E. Kemper                      232            2,810             3,042           2,074
    4/1/85     Cincinnati/ Colerain                       253            3,393             3,646           2,398
    4/1/85     Florence/ Tanner Lane                      218            2,887             3,105           2,082
    4/1/85     Laguna Hills                             1,223            5,030             6,253           3,935
    5/1/85     Tacoma/ Phillips Rd.                       396            2,247             2,643           1,644
    5/1/85     Milwaukie/ Mcloughlin                      458            1,832             2,290           1,339
    5/1/85     Manchester/ S. Willow                      371            3,075             3,446           2,218
    5/1/85     Longwood                                   355            2,792             3,147           2,136
    5/1/85     Columbus/Busch Blvd.                       202            2,906             3,108           2,178
    5/1/85     Columbus/Kinnear Rd.                       241            3,376             3,617           2,594
    5/1/85     Worthington                                220            3,211             3,431           2,463
    5/1/85     Arlington                                  201            2,805             3,006           2,153
    6/1/85     N. Hollywood/ Raymer                       967            1,633             2,600           1,633
    6/1/85     Grove City/ Marlane Drive                  150            2,195             2,345           1,706
    6/1/85     Reynoldsburg                               204            3,017             3,221           2,318
    7/1/85     San Diego/ Kearny Mesa Rd                  783            3,200             3,983           2,318
    7/1/85     Scottsdale/ 70th St                        632            2,594             3,226           1,875
    7/1/85     Concord/ Hwy 29                            150            1,947             2,097           1,389
    7/1/85     Columbus/Morse Rd.                         195            2,739             2,934           2,083
    7/1/85     Columbus/Kenney Rd.                        199            2,864             3,063           2,191
    7/1/85     Westerville                                305            2,963             3,268           2,211
    7/1/85     Springfield                                 90            1,588             1,678           1,155


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    7/1/85     Dayton/Needmore Road                        -             144            1,108            560            460
    7/1/85     Dayton/Executive Blvd.                      -             160            1,207            626            569
    7/1/85     Lilburn                                     -             331              969            334            424
    9/1/85     Madison/ Copps Ave.                         -             450            1,150            501            665
    9/1/85     Columbus/ Sinclair                          -             307              893            496            519
    9/1/85     Philadelphia/ Tacony St                     -             118            1,782            407            856
   10/1/85     N. Hollywood/ Whitsett                      -           1,524            2,576            451          1,302
   10/1/85     Portland/ SE 82nd St                        -             354              496            425            380
   10/1/85     Columbus/ Ambleside                         -             124            1,526            253            644
   10/1/85     Indianapolis/ Pike Place                    -             229            1,531            593            856
   10/1/85     Indianapolis/ Beach Grove                   -             198            1,342            520            709
   10/1/85     Hartford/ Roberts                           -             219            1,481          5,937            966
   10/1/85     Wichita/ S. Rock Rd.                        -             501            1,478            468            657
   10/1/85     Wichita/ E. Harry                           -             313            1,050            235            468
   10/1/85     Wichita/ S. Woodlawn                        -             263              905            353            437
   10/1/85     Wichita/ E. Kellogg                         -             185              658             88            261
   10/1/85     Wichita/ S. Tyler                           -             294            1,004            184            530
   10/1/85     Wichita/ W. Maple                           -             234              805             99            313
   10/1/85     Wichita/ Carey Lane                         -             192              674            106            296
   10/1/85     Wichita/ E. Macarthur                       -             220              775            (18)           323
   10/1/85     Joplin/ S. Range Line                       -             264              904            259            465
   10/1/85     San Antonio/ Wetmore Rd.                    -             306            1,079            635            638
   10/1/85     San Antonio/ Callaghan                      -             288            1,016            542            543
   10/1/85     San Antonio/ Zarzamora                      -             364            1,281            753            674
   10/1/85     San Antonio/ Hackberry                      -             388            1,367          2,755          1,001
   10/1/85     San Antonio/ Fredericksburg                 -             287            1,009            855            597
   10/1/85     Dallas/ S. Westmoreland                     -             474            1,670            271            734
   10/1/85     Dallas/ Alvin St.                           -             359            1,266            398            559
   10/1/85     Fort Worth/ W. Beach St.                    -             356            1,252            314            531
   10/1/85     Fort Worth/ E. Seminary                     -             382            1,346            336            552
   10/1/85     Fort Worth/ Cockrell St.                    -             323            1,136            241            515
   11/1/85     Everett/ Evergreen                          -             706            2,294            635          1,076
   11/1/85     Seattle/ Empire Way                         -           1,652            5,348            873          2,198
   12/1/85     Milpitas                                    -           1,623            1,577            439            913
   12/1/85     Pleasanton/ Santa Rita                      -           1,226            2,078            523          1,160
   12/1/85     Amherst/ Niagra Falls                       -             132              701            389            400
   12/1/85     West Sams Blvd.                             -             164            1,159           (221)           383
   12/1/85     MacArthur Rd.                               -             204            1,628            268            638
   12/1/85     Brockton/ Main                              -             153            2,020            (58)           678




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

    7/1/85     Dayton/Needmore Road                      144            2,128             2,272           1,637
    7/1/85     Dayton/Executive Blvd.                    159            2,403             2,562           1,793
    7/1/85     Lilburn                                   330            1,728             2,058           1,301
    9/1/85     Madison/ Copps Ave.                       450            2,316             2,766           1,658
    9/1/85     Columbus/ Sinclair                        307            1,908             2,215           1,350
    9/1/85     Philadelphia/ Tacony St                   118            3,045             3,163           2,199
   10/1/85     N. Hollywood/ Whitsett                  1,524            4,329             5,853           3,182
   10/1/85     Portland/ SE 82nd St                      354            1,301             1,655             939
   10/1/85     Columbus/ Ambleside                       124            2,423             2,547           1,787
   10/1/85     Indianapolis/ Pike Place                  229            2,980             3,209           2,349
   10/1/85     Indianapolis/ Beach Grove                 198            2,571             2,769           1,818
   10/1/85     Hartford/ Roberts                         409            8,194             8,603           2,666
   10/1/85     Wichita/ S. Rock Rd.                      642            2,462             3,104           1,765
   10/1/85     Wichita/ E. Harry                         285            1,781             2,066           1,293
   10/1/85     Wichita/ S. Woodlawn                      263            1,695             1,958           1,171
   10/1/85     Wichita/ E. Kellogg                       185            1,007             1,192             701
   10/1/85     Wichita/ S. Tyler                         294            1,718             2,012           1,259
   10/1/85     Wichita/ W. Maple                         234            1,217             1,451             835
   10/1/85     Wichita/ Carey Lane                       192            1,076             1,268             781
   10/1/85     Wichita/ E. Macarthur                     220            1,080             1,300             784
   10/1/85     Joplin/ S. Range Line                     264            1,628             1,892           1,206
   10/1/85     San Antonio/ Wetmore Rd.                  306            2,352             2,658           1,785
   10/1/85     San Antonio/ Callaghan                    288            2,101             2,389           1,584
   10/1/85     San Antonio/ Zarzamora                    364            2,708             3,072           2,042
   10/1/85     San Antonio/ Hackberry                    388            5,123             5,511           2,708
   10/1/85     San Antonio/ Fredericksburg               287            2,461             2,748           1,843
   10/1/85     Dallas/ S. Westmoreland                   474            2,675             3,149           2,064
   10/1/85     Dallas/ Alvin St.                         359            2,223             2,582           1,640
   10/1/85     Fort Worth/ W. Beach St.                  356            2,097             2,453           1,607
   10/1/85     Fort Worth/ E. Seminary                   382            2,234             2,616           1,696
   10/1/85     Fort Worth/ Cockrell St.                  323            1,892             2,215           1,461
   11/1/85     Everett/ Evergreen                        705            4,006             4,711           3,167
   11/1/85     Seattle/ Empire Way                     1,701            8,370            10,071           6,307
   12/1/85     Milpitas                                1,622            2,930             4,552           2,098
   12/1/85     Pleasanton/ Santa Rita                  1,225            3,762             4,987           2,730
   12/1/85     Amherst/ Niagra Falls                     132            1,490             1,622           1,115
   12/1/85     West Sams Blvd.                           164            1,321             1,485           1,024
   12/1/85     MacArthur Rd.                             204            2,534             2,738           1,952
   12/1/85     Brockton/ Main                            153            2,640             2,793           2,002


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   12/1/85     Eatontown/ Hwy 35                           -             308            4,067          1,124          1,648
   12/1/85     Denver/ Leetsdale                           -             603              847            317            408
    1/1/86     Mapleshade/ Rudderow                        -             362            1,811            522            825
    1/1/86     Bordentown/ Groveville                      -             196              981            197            471
    1/1/86     Sun Valley/ Sheldon                         -             544            1,836            439            793
    1/1/86     Las Vegas/ Highland                         -             432              848            342            420
    2/1/86     Costa Mesa/ Pomona                          -           1,405            1,520            584            693
    2/1/86     Brea/ Imperial Hwy                          -           1,069            2,165            474            954
    2/1/86     Skokie/ McCormick                           -             638            1,912            534            779
    2/1/86     Colorado Springs/ Sinton                    -             535            1,115            684            631
    2/1/86     Oklahoma City/ Penn                         -             146              829            246            406
    2/1/86     Oklahoma City/ 39th                         -             238              812            468            477
    3/1/86     Jacksonville/ Wiley                         -             140              510            340            331
    3/1/86     St. Louis/ Forder                           -             517            1,133            409            534
    3/3/86     Tampa / 56th                                -             450            1,360            692              -
    4/1/86     Reno/ Telegraph                             -             649            1,051            904            682
    4/1/86     St. Louis/Kirkham                           -             199            1,001            438            401
    4/1/86     St. Louis/Reavis                            -             192              958            277            384
    4/1/86     Fort Worth/East Loop                        -             196              804            348            369
    5/1/86     Westlake Village                            -           1,205              995          5,384            429
    5/1/86     Sacramento/Franklin Blvd.                   -             872              978          3,706            389
    6/1/86     Richland Hills                              -             543              857            533            404
    6/1/86     West Valley/So. 3600                        -             208            1,552            682            413
    7/1/86     Colorado Springs/ Hollow Tree               -             574              726            472            426
    7/1/86     West LA/Purdue Ave.                         -           2,415            3,585            380          1,212
    7/1/86     Capital Heights/Central Ave.                -             649            3,851            500          1,277
    7/1/86     Pontiac/Dixie Hwy.                          -             259            2,091            293            756
    8/1/86     Laurel/Ft. Meade Rd.                        -             475            1,475            533            630
    8/1/86     Hammond / Calumet                           -              97              751            854            366
    9/1/86     Kansas City/S. 44th.                        -             509            1,906          1,046            737
    9/1/86     Lakewood / Wadsworth - 6th                  -           1,070            3,155            879          1,027
   10/1/86     Peralta/Fremont                             -             851            1,074            327            456
   10/1/86     Birmingham/Highland                         -              89              786            332            398
   10/1/86     Birmingham/Riverchase                       -             262            1,338            573            645
   10/1/86     Birmingham/Eastwood                         -             166            1,184            550            612
   10/1/86     Birmingham/Forestdale                       -             152              948            352            519
   10/1/86     Birmingham/Centerpoint                      -             265            1,305            511            525
   10/1/86     Birmingham/Roebuck Plaza                    -             101              399            402            425
   10/1/86     Birmingham/Greensprings                     -             347            1,173            415            281




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

   12/1/85     Eatontown/ Hwy 35                         308            6,839             7,147           5,026
   12/1/85     Denver/ Leetsdale                         603            1,572             2,175           1,201
    1/1/86     Mapleshade/ Rudderow                      362            3,158             3,520           2,400
    1/1/86     Bordentown/ Groveville                    196            1,649             1,845           1,264
    1/1/86     Sun Valley/ Sheldon                       544            3,068             3,612           2,354
    1/1/86     Las Vegas/ Highland                       432            1,610             2,042           1,229
    2/1/86     Costa Mesa/ Pomona                      1,404            2,798             4,202           2,108
    2/1/86     Brea/ Imperial Hwy                      1,069            3,593             4,662           2,752
    2/1/86     Skokie/ McCormick                         638            3,225             3,863           2,404
    2/1/86     Colorado Springs/ Sinton                  535            2,430             2,965           1,834
    2/1/86     Oklahoma City/ Penn                       146            1,481             1,627           1,092
    2/1/86     Oklahoma City/ 39th                       238            1,757             1,995           1,288
    3/1/86     Jacksonville/ Wiley                       140            1,181             1,321             883
    3/1/86     St. Louis/ Forder                         516            2,077             2,593           1,564
    3/3/86     Tampa / 56th                              450            2,052             2,502           1,736
    4/1/86     Reno/ Telegraph                           648            2,638             3,286           1,898
    4/1/86     St. Louis/Kirkham                         199            1,840             2,039           1,362
    4/1/86     St. Louis/Reavis                          192            1,619             1,811           1,256
    4/1/86     Fort Worth/East Loop                      196            1,521             1,717           1,138
    5/1/86     Westlake Village                        1,256            6,757             8,013           1,877
    5/1/86     Sacramento/Franklin Blvd.               1,139            4,806             5,945           3,165
    6/1/86     Richland Hills                            543            1,794             2,337           1,355
    6/1/86     West Valley/So. 3600                      208            2,647             2,855           1,951
    7/1/86     Colorado Springs/ Hollow Tree             574            1,624             2,198           1,173
    7/1/86     West LA/Purdue Ave.                     2,415            5,177             7,592           3,965
    7/1/86     Capital Heights/Central Ave.              649            5,628             6,277           4,380
    7/1/86     Pontiac/Dixie Hwy.                        259            3,140             3,399           2,414
    8/1/86     Laurel/Ft. Meade Rd.                      475            2,638             3,113           1,976
    8/1/86     Hammond / Calumet                          97            1,971             2,068           1,439
    9/1/86     Kansas City/S. 44th.                      508            3,690             4,198           2,592
    9/1/86     Lakewood / Wadsworth - 6th              1,070            5,061             6,131           4,031
   10/1/86     Peralta/Fremont                           851            1,857             2,708           1,427
   10/1/86     Birmingham/Highland                       149            1,456             1,605           1,088
   10/1/86     Birmingham/Riverchase                     278            2,540             2,818           1,939
   10/1/86     Birmingham/Eastwood                       232            2,280             2,512           1,708
   10/1/86     Birmingham/Forestdale                     190            1,781             1,971           1,353
   10/1/86     Birmingham/Centerpoint                    273            2,333             2,606           1,746
   10/1/86     Birmingham/Roebuck Plaza                  340              987             1,327             720
   10/1/86     Birmingham/Greensprings                    16            2,200             2,216           1,677


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   10/1/86     Birmingham/Hoover-Lorna                     -             372            1,128            470            431
   10/1/86     Midfield/Bessemer                           -             170              355            484            112
   10/1/86     Huntsville/Leeman Ferry Rd.                 -             158              992            459            558
   10/1/86     Huntsville/Drake                            -             253            1,172            367            538
   10/1/86     Anniston/Whiteside                          -              59              566            248            329
   10/1/86     Houston/Glenvista                           -             595            1,043          1,050            494
   10/1/86     Houston/I-45                                -             704            1,146          1,421            604
   10/1/86     Houston/Rogerdale                           -           1,631            2,792          1,085          1,232
   10/1/86     Houston/Gessner                             -           1,032            1,693          1,305            746
   10/1/86     Houston/Richmond-Fairdale                   -           1,502            2,506          1,623          1,160
   10/1/86     Houston/Gulfton                             -           1,732            3,036          1,434          1,398
   10/1/86     Houston/Westpark                            -             503              854            502            435
   10/1/86     Jonesboro                                   -             157              718            342            370
   10/1/86     Houston / South Loop West                   -           1,299            3,491          1,679          1,366
   10/1/86     Houston / Plainfield Road                   -             904            2,319          1,448            920
   10/1/86     Houston / North Freeway                     -               -            2,706            611            609
   10/1/86     Houston / Old Katy Road                     -           1,365            3,431            947          1,274
   10/1/86     Houston / Long Point                        -             451            1,187            810            563
   10/1/86     Austin / Research Blvd.                     -           1,390            1,710            786            672
   11/1/86     Arleta / Osborne Street                     -             987              663            354            290
   12/1/86     Lynnwood / 196th Street                     -           1,063            1,602          7,491            571
   12/1/86     N. Auburn / Auburn Way N.                   -             606            1,144            483            533
   12/1/86     Gresham / Burnside & 202nd                  -             351            1,056            602            482
   12/1/86     Denver / Sheridan Boulevard                 -           1,033            2,792          1,377          1,007
   12/1/86     Marietta / Cobb Parkway                     -             536            2,764          1,200          1,016
   12/1/86     Hillsboro / T.V. Highway                    -             461              574            313            414
   12/1/86     San Antonio / West Sunset Road              -           1,206            1,594            845            649
  12/31/86     Monrovia / Myrtle Avenue                    -           1,149            2,446            246              -
  12/31/86     Chatsworth / Topanga                        -           1,447            1,243          3,805              -
  12/31/86     Houston / Larkwood                          -             247              602            565              -
  12/31/86     Northridge                                  -           3,624            1,922          7,206              -
  12/31/86     Santa Clara / Duane                         -           1,950            1,004            456              -
  12/31/86     Oyster Point                                -           1,569            1,490            550              -
  12/31/86     Walnut                                      -             767              613          5,529              -
    3/1/87     Annandale / Ravensworth                     -             679            1,621            397            596
    4/1/87     City Of Industry / Amar                     -             748            2,052            704            702
    5/1/87     Oklahoma City / W. Hefner                   -             459              941            515            417
    7/1/87     Oakbrook Terrace                            -             912            2,688          1,779            399
    8/1/87     San Antonio/Austin Hwy.                     -             400              850             92            164




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   10/1/86     Birmingham/Hoover-Lorna                    266            2,135             2,401           1,612
   10/1/86     Midfield/Bessemer                           95            1,026             1,121             745
   10/1/86     Huntsville/Leeman Ferry Rd.                198            1,969             2,167           1,465
   10/1/86     Huntsville/Drake                           248            2,082             2,330           1,566
   10/1/86     Anniston/Whiteside                         107            1,095             1,202             837
   10/1/86     Houston/Glenvista                          594            2,588             3,182           1,820
   10/1/86     Houston/I-45                               703            3,172             3,875           2,270
   10/1/86     Houston/Rogerdale                        1,630            5,110             6,740           3,717
   10/1/86     Houston/Gessner                          1,032            3,744             4,776           2,844
   10/1/86     Houston/Richmond-Fairdale                1,501            5,290             6,791           3,962
   10/1/86     Houston/Gulfton                          1,731            5,869             7,600           4,428
   10/1/86     Houston/Westpark                           502            1,792             2,294           1,253
   10/1/86     Jonesboro                                  156            1,431             1,587           1,075
   10/1/86     Houston / South Loop West                1,298            6,537             7,835           5,077
   10/1/86     Houston / Plainfield Road                  903            4,688             5,591           3,499
   10/1/86     Houston / North Freeway                      -            3,926             3,926           2,390
   10/1/86     Houston / Old Katy Road                  1,163            5,854             7,017           3,701
   10/1/86     Houston / Long Point                       451            2,560             3,011           1,992
   10/1/86     Austin / Research Blvd.                  1,390            3,168             4,558           2,431
   11/1/86     Arleta / Osborne Street                    986            1,308             2,294           1,007
   12/1/86     Lynnwood / 196th Street                  1,405            9,322            10,727           3,912
   12/1/86     N. Auburn / Auburn Way N.                  605            2,161             2,766           1,743
   12/1/86     Gresham / Burnside & 202nd                 351            2,140             2,491           1,610
   12/1/86     Denver / Sheridan Boulevard              1,033            5,176             6,209           3,995
   12/1/86     Marietta / Cobb Parkway                    535            4,981             5,516           3,863
   12/1/86     Hillsboro / T.V. Highway                   461            1,301             1,762           1,081
   12/1/86     San Antonio / West Sunset Road           1,206            3,088             4,294           2,306
  12/31/86     Monrovia / Myrtle Avenue                 1,148            2,693             3,841           2,219
  12/31/86     Chatsworth / Topanga                     1,448            5,047             6,495           2,032
  12/31/86     Houston / Larkwood                         246            1,168             1,414             836
  12/31/86     Northridge                               3,641            9,111            12,752           2,890
  12/31/86     Santa Clara / Duane                      1,949            1,461             3,410           1,206
  12/31/86     Oyster Point                             1,569            2,040             3,609           1,683
  12/31/86     Walnut                                     768            6,141             6,909           2,170
    3/1/87     Annandale / Ravensworth                    679            2,614             3,293           2,030
    4/1/87     City Of Industry / Amar                    748            3,458             4,206           1,922
    5/1/87     Oklahoma City / W. Hefner                  459            1,873             2,332           1,415
    7/1/87     Oakbrook Terrace                         1,580            4,198             5,778           3,443
    8/1/87     San Antonio/Austin Hwy.                    399            1,107             1,506           1,015


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   10/1/87     Plantation/S. State Rd.                     -             924            1,801           (119)           298
   10/1/87     Rockville/Fredrick Rd.                      -           1,695            3,305          8,992            519
    2/1/88     Anaheim/Lakeview                            -             995            1,505             90            256
    6/7/88     Mesquite / Sorrento Drive                   -             928            1,011          6,776              -
    7/1/88     Fort Wayne                                  -             101            1,524            242            663
    1/1/92     Costa Mesa                                  -             533              980            816              -
    3/1/92     Dallas / Walnut St.                         -             537            1,008            454              -
    5/1/92     Camp Creek                                  -             576            1,075            514              -
    9/1/92     Orlando/W. Colonial                         -             368              713            288              -
    9/1/92     Jacksonville/Arlington                      -             554            1,065            341              -
   10/1/92     Stockton/Mariners                           -             381              730            256              -
  11/18/92     Virginia Beach/General Booth Blvd           -             599            1,119            593              -
    1/1/93     Redwood City/Storage                        -             907            1,684            277              -
    1/1/93     City Of Industry                            -           1,611            2,991            923              -
    1/1/93     San Jose/Felipe                             -           1,124            2,088          1,081              -
    1/1/93     Baldwin Park/Garvey Ave                     -             840            1,561            209              -
   3/19/93     Westminister / W. 80th                      -             840            1,586            457              -
   4/26/93     Costa Mesa / Newport                      815           2,141            3,989          5,561              -
   5/13/93     Austin /N. Lamar                            -             919            1,695          8,630              -
   5/28/93     Jacksonville/Phillips Hwy.                  -             406              771            292              -
   5/28/93     Tampa/Nebraska Avenue                       -             550            1,043            482              -
    6/9/93     Calabasas / Ventura Blvd.                   -           1,762            3,269            346              -
    6/9/93     Carmichael / Fair Oaks                      -             573            1,052            335              -
    6/9/93     Santa Clara / Duane                         -             454              834            216              -
   6/10/93     Citrus Heights / Sylvan Road                -             438              822            254              -
   6/25/93     Trenton / Allen Road                        -             623            1,166            314              -
   6/30/93     Los Angeles/W.Jefferson Blvd                -           1,085            2,017            248              -
   7/16/93     Austin / So. Congress Ave                   -             777            1,445            406              -
    8/1/93     Gaithersburg / E. Diamond                   -             602            1,139            234              -
   8/11/93     Atlanta / Northside                         -           1,150            2,149            499              -
   8/11/93     Smyrna/ Rosswill Rd                         -             446              842            273              -
   8/13/93     So. Brunswick/Highway                       -           1,076            2,033            558              -
   10/1/93     Denver / Federal Blvd                       -             875            1,633            339              -
   10/1/93     Citrus Heights                              -             527              987            259              -
   10/1/93     Lakewood / 6th Ave                          -             798            1,489            116              -
  10/27/93     Houston / S Shaver St                       -             481              896            264              -
   11/3/93     Upland/S. Euclid Ave.                       -             431              807            580              -
  11/16/93     Norcross / Jimmy Carter                     -             627            1,167            272              -
  11/16/93     Seattle / 13th                              -           1,085            2,015            758              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   10/1/87     Plantation/S. State Rd.                    923            1,981             2,904           1,915
   10/1/87     Rockville/Fredrick Rd.                   1,702           12,809            14,511           4,139
    2/1/88     Anaheim/Lakeview                           995            1,851             2,846           1,763
    6/7/88     Mesquite / Sorrento Drive                1,044            7,671             8,715           2,559
    7/1/88     Fort Wayne                                 101            2,429             2,530           1,629
    1/1/92     Costa Mesa                                 535            1,794             2,329           1,601
    3/1/92     Dallas / Walnut St.                        537            1,462             1,999           1,372
    5/1/92     Camp Creek                                 575            1,590             2,165           1,123
    9/1/92     Orlando/W. Colonial                        367            1,002             1,369             740
    9/1/92     Jacksonville/Arlington                     554            1,406             1,960             990
   10/1/92     Stockton/Mariners                          380              987             1,367             707
  11/18/92     Virginia Beach/General Booth Blvd          599            1,712             2,311           1,161
    1/1/93     Redwood City/Storage                       906            1,962             2,868           1,324
    1/1/93     City Of Industry                         1,610            3,915             5,525           2,751
    1/1/93     San Jose/Felipe                          1,124            3,169             4,293           1,917
    1/1/93     Baldwin Park/Garvey Ave                    771            1,839             2,610           1,296
   3/19/93     Westminister / W. 80th                     840            2,043             2,883           1,364
   4/26/93     Costa Mesa / Newport                     3,732            7,959            11,691           3,758
   5/13/93     Austin /N. Lamar                         1,421            9,823            11,244           3,765
   5/28/93     Jacksonville/Phillips Hwy.                 406            1,063             1,469             717
   5/28/93     Tampa/Nebraska Avenue                      550            1,525             2,075             937
    6/9/93     Calabasas / Ventura Blvd.                1,761            3,616             5,377           2,347
    6/9/93     Carmichael / Fair Oaks                     572            1,388             1,960             938
    6/9/93     Santa Clara / Duane                        453            1,051             1,504             668
   6/10/93     Citrus Heights / Sylvan Road               437            1,077             1,514             741
   6/25/93     Trenton / Allen Road                       623            1,480             2,103             986
   6/30/93     Los Angeles/W.Jefferson Blvd             1,085            2,265             3,350           1,500
   7/16/93     Austin / So. Congress Ave                  777            1,851             2,628           1,290
    8/1/93     Gaithersburg / E. Diamond                  602            1,373             1,975             891
   8/11/93     Atlanta / Northside                      1,150            2,648             3,798           1,750
   8/11/93     Smyrna/ Rosswill Rd                        446            1,115             1,561             780
   8/13/93     So. Brunswick/Highway                    1,076            2,591             3,667           1,654
   10/1/93     Denver / Federal Blvd                      875            1,972             2,847           1,284
   10/1/93     Citrus Heights                             527            1,246             1,773             792
   10/1/93     Lakewood / 6th Ave                         685            1,718             2,403           1,088
  10/27/93     Houston / S Shaver St                      481            1,160             1,641             776
   11/3/93     Upland/S. Euclid Ave.                      508            1,310             1,818             835
  11/16/93     Norcross / Jimmy Carter                    626            1,440             2,066             935
  11/16/93     Seattle / 13th                           1,085            2,773             3,858           1,873


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   12/9/93     Salt Lake City                              -             765            1,422             61              -
  12/16/93     West Valley City                            -             683            1,276            371              -
  12/21/93     Pinellas Park / 34th St. W                  -             607            1,134            309              -
  12/28/93     New Orleans / S. Carrollton Ave             -           1,575            2,941            603              -
  12/29/93     Orange / Main                               -           1,238            2,317          1,761              -
  12/29/93     Sunnyvale / Wedell                          -             554            1,037            824              -
  12/29/93     El Cajon / Magnolia                         -             421              791            675              -
  12/29/93     Orlando / S. Semoran Blvd.                  -             462              872            769              -
  12/29/93     Tampa / W. Hillsborough Ave                 -             352              665            574              -
  12/29/93     Irving / West Loop 12                       -             341              643            284              -
  12/29/93     Fullerton / W. Commonwealth                 -             904            1,687          1,296              -
  12/29/93     N. Lauderdale / Mcnab Rd                    -             628            1,182            794              -
  12/29/93     Los Alimitos / Cerritos                     -             695            1,299            721              -
  12/29/93     Frederick / Prospect Blvd.                  -             573            1,082            658              -
  12/29/93     Indianapolis / E. Washington                -             403              775            884              -
  12/29/93     Gardena / Western Ave.                      -             552            1,035            691              -
  12/29/93     Palm Bay / Bobcock Street                   -             409              775            614              -
   1/10/94     Hialeah / W. 20Th Ave.                      -           1,855            3,497             58              -
   1/12/94     Sunnyvale / N. Fair Oaks Ave                -             689            1,285            402              -
   1/12/94     Honolulu / Iwaena                           -               -            3,382          1,087              -
   1/12/94     Miami / Golden Glades                       -             579            1,081            651              -
   1/21/94     Herndon / Centreville Road                  -           1,584            2,981            609              -
    2/8/94     Las Vegas/S. Martin Luther King Blvd        -           1,383            2,592          1,321              -
   2/28/94     Arlingtn/Old Jeffersn Davishwy              -             735            1,399            663              -
    3/8/94     Beaverton / Sw Barnes Road                  -             942            1,810            285              -
   3/21/94     Austin / Arboretum                          -             473              897          2,904              -
   3/25/94     Tinton Falls / Shrewsbury Ave               -           1,074            2,033            340              -
   3/25/94     East Brunswick / Milltown Road              -           1,282            2,411            472              -
   3/25/94     Mercerville / Quakerbridge Road             -           1,109            2,111            350              -
   3/31/94     Hypoluxo                                    -             735            1,404          2,301              -
   4/26/94     No. Highlands / Roseville Road              -             980            1,835            525              -
   5/12/94     Fort Pierce/Okeechobee Road                 -             438              842            189              -
   5/24/94     Hempstead/Peninsula Blvd.                   -           2,053            3,832            566              -
   5/24/94     La/Huntington                               -             483              905            321              -
    6/9/94     Chattanooga / Brainerd Road                 -             613            1,170            326              -
    6/9/94     Chattanooga / Ringgold Road                 -             761            1,433            711              -
   6/18/94     Las Vegas / S. Valley View Blvd             -             837            1,571            375              -
   6/23/94     Las Vegas / Tropicana                       -             750            1,408            439              -
   6/23/94     Henderson / Green Valley Pkwy               -           1,047            1,960            357              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   12/9/93     Salt Lake City                             633            1,615             2,248             690
  12/16/93     West Valley City                           682            1,648             2,330           1,041
  12/21/93     Pinellas Park / 34th St. W                 607            1,443             2,050             962
  12/28/93     New Orleans / S. Carrollton Ave          1,574            3,545             5,119           2,507
  12/29/93     Orange / Main                            1,593            3,723             5,316           2,277
  12/29/93     Sunnyvale / Wedell                         725            1,690             2,415           1,065
  12/29/93     El Cajon / Magnolia                        541            1,346             1,887             841
  12/29/93     Orlando / S. Semoran Blvd.                 601            1,502             2,103             959
  12/29/93     Tampa / W. Hillsborough Ave                436            1,155             1,591             717
  12/29/93     Irving / West Loop 12                      354              914             1,268             586
  12/29/93     Fullerton / W. Commonwealth              1,159            2,728             3,887           1,704
  12/29/93     N. Lauderdale / Mcnab Rd                   798            1,806             2,604           1,122
  12/29/93     Los Alimitos / Cerritos                    874            1,841             2,715           1,132
  12/29/93     Frederick / Prospect Blvd.                 692            1,621             2,313           1,042
  12/29/93     Indianapolis / E. Washington               505            1,557             2,062             885
  12/29/93     Gardena / Western Ave.                     694            1,584             2,278             956
  12/29/93     Palm Bay / Bobcock Street                  525            1,273             1,798             847
   1/10/94     Hialeah / W. 20Th Ave.                   1,589            3,821             5,410           2,484
   1/12/94     Sunnyvale / N. Fair Oaks Ave               657            1,719             2,376           1,035
   1/12/94     Honolulu / Iwaena                            -            4,469             4,469           2,686
   1/12/94     Miami / Golden Glades                      557            1,754             2,311           1,122
   1/21/94     Herndon / Centreville Road               1,358            3,816             5,174           2,320
    2/8/94     Las Vegas/S. Martin Luther King Blvd     1,435            3,861             5,296           2,337
   2/28/94     Arlingtn/Old Jeffersn Davishwy             630            2,167             2,797           1,499
    3/8/94     Beaverton / Sw Barnes Road                 807            2,230             3,037           1,465
   3/21/94     Austin / Arboretum                       1,553            2,721             4,274           1,341
   3/25/94     Tinton Falls / Shrewsbury Ave              920            2,527             3,447           1,617
   3/25/94     East Brunswick / Milltown Road           1,099            3,066             4,165           2,010
   3/25/94     Mercerville / Quakerbridge Road            950            2,620             3,570           1,704
   3/31/94     Hypoluxo                                   630            3,810             4,440           2,983
   4/26/94     No. Highlands / Roseville Road             840            2,500             3,340           1,636
   5/12/94     Fort Pierce/Okeechobee Road                375            1,094             1,469             884
   5/24/94     Hempstead/Peninsula Blvd.                1,762            4,689             6,451           2,826
   5/24/94     La/Huntington                              414            1,295             1,709             813
    6/9/94     Chattanooga / Brainerd Road                525            1,584             2,109           1,020
    6/9/94     Chattanooga / Ringgold Road                652            2,253             2,905           1,420
   6/18/94     Las Vegas / S. Valley View Blvd            718            2,065             2,783           1,283
   6/23/94     Las Vegas / Tropicana                      643            1,954             2,597           1,215
   6/23/94     Henderson / Green Valley Pkwy              897            2,467             3,364           1,531


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   6/24/94     Las Vegas / N. Lamb Blvd.                   -             869            1,629            155              -
   6/30/94     Birmingham / W. Oxmoor Road                 -             532            1,004            563              -
   7/20/94     Milpitas / Dempsey Road                     -           1,260            2,358            276              -
   8/17/94     Beaverton / S.W. Denny Road                 -             663            1,245            178              -
   8/17/94     Irwindale / Central Ave.                    -             674            1,263            165              -
   8/17/94     Suitland / St. Barnabas Rd                  -           1,530            2,913            600              -
   8/17/94     North Brunswick / How Lane                  -           1,238            2,323            186              -
   8/17/94     Lombard / 64th                              -             847            1,583            383              -
   8/17/94     Alsip / 27th                                -             406              765            176              -
   9/15/94     Huntsville / Old Monrovia Road              -             613            1,157            309              -
   9/27/94     West Haven / Bull Hill Lane                 -             455              873          5,463              -
   9/30/94     San Francisco / Marin St.                   -           1,227            2,339          1,347              -
   9/30/94     Baltimore / Hillen Street                   -             580            1,095            518              -
   9/30/94     San Francisco /10th & Howard                -           1,423            2,668            358              -
   9/30/94     Montebello / E. Whittier                    -             383              732            249              -
   9/30/94     Arlington / Collins                         -             228              435            416              -
   9/30/94     Miami / S.W. 119th Ave                      -             656            1,221            143              -
   9/30/94     Blackwood / Erial Road                      -             774            1,437            177              -
   9/30/94     Concord / Monument                          -           1,092            2,027            464              -
   9/30/94     Rochester / Lee Road                        -             469              871            355              -
   9/30/94     Houston / Bellaire                          -             623            1,157            455              -
   9/30/94     Austin / Lamar Blvd                         -             781            1,452            189              -
   9/30/94     Milwaukee / Lovers Lane Rd                  -             469              871            291              -
   9/30/94     Monterey / Del Rey Oaks                     -           1,093            1,897            132              -
   9/30/94     St. Petersburg / 66Th St.                   -             427              793            362              -
   9/30/94     Dayton Bch / N. Nova Road                   -             396              735            241              -
   9/30/94     Maple Shade / Route 38                      -             994            1,846            302              -
   9/30/94     Marlton / Route 73 N.                       -             938            1,742            176              -
   9/30/94     Naperville / E. Ogden Ave                   -             683            1,268            328              -
   9/30/94     Long Beach / South Street                   -           1,778            3,307            493              -
   9/30/94     Aloha / S.W. Shaw                           -             805            1,495            182              -
   9/30/94     Alexandria / S. Pickett                     -           1,550            2,879            357              -
   9/30/94     Houston / Highway 6 North                   -           1,120            2,083            378              -
   9/30/94     San Antonio/Nacogdoches Rd                  -             571            1,060            313              -
   9/30/94     San Ramon/San Ramon Valley                  -           1,530            2,840            742              -
   9/30/94     San Rafael / Merrydale Rd                   -           1,705            3,165            238              -
   9/30/94     San Antonio / Austin Hwy                    -             592            1,098            308              -
   9/30/94     Sharonville / E. Kemper                     -             574            1,070            438              -
  10/13/94     Davie / State Road 84                       -             744            1,467            956              -




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

   6/24/94     Las Vegas / N. Lamb Blvd.                 669            1,984             2,653           1,005
   6/30/94     Birmingham / W. Oxmoor Road               456            1,643             2,099           1,176
   7/20/94     Milpitas / Dempsey Road                 1,080            2,814             3,894           1,742
   8/17/94     Beaverton / S.W. Denny Road               568            1,518             2,086             928
   8/17/94     Irwindale / Central Ave.                  578            1,524             2,102             927
   8/17/94     Suitland / St. Barnabas Rd              1,311            3,732             5,043           2,273
   8/17/94     North Brunswick / How Lane              1,061            2,686             3,747           1,616
   8/17/94     Lombard / 64th                            726            2,087             2,813           1,269
   8/17/94     Alsip / 27th                              348              999             1,347             634
   9/15/94     Huntsville / Old Monrovia Road            525            1,554             2,079             987
   9/27/94     West Haven / Bull Hill Lane             1,963            4,828             6,791           2,076
   9/30/94     San Francisco / Marin St.               1,370            3,543             4,913           2,116
   9/30/94     Baltimore / Hillen Street                 497            1,696             2,193           1,058
   9/30/94     San Francisco /10th & Howard            1,221            3,228             4,449           1,984
   9/30/94     Montebello / E. Whittier                  329            1,035             1,364             660
   9/30/94     Arlington / Collins                       195              884             1,079             579
   9/30/94     Miami / S.W. 119th Ave                    562            1,458             2,020             863
   9/30/94     Blackwood / Erial Road                    663            1,725             2,388           1,042
   9/30/94     Concord / Monument                        935            2,648             3,583           1,688
   9/30/94     Rochester / Lee Road                      402            1,293             1,695             890
   9/30/94     Houston / Bellaire                        534            1,701             2,235           1,031
   9/30/94     Austin / Lamar Blvd                       668            1,754             2,422           1,077
   9/30/94     Milwaukee / Lovers Lane Rd                402            1,229             1,631             793
   9/30/94     Monterey / Del Rey Oaks                   903            2,219             3,122           1,391
   9/30/94     St. Petersburg / 66Th St.                 366            1,216             1,582             733
   9/30/94     Dayton Bch / N. Nova Road                 339            1,033             1,372             664
   9/30/94     Maple Shade / Route 38                    852            2,290             3,142           1,419
   9/30/94     Marlton / Route 73 N.                     805            2,051             2,856           1,453
   9/30/94     Naperville / E. Ogden Ave                 585            1,694             2,279             997
   9/30/94     Long Beach / South Street               1,523            4,055             5,578           2,498
   9/30/94     Aloha / S.W. Shaw                         690            1,792             2,482           1,075
   9/30/94     Alexandria / S. Pickett                 1,329            3,457             4,786           2,112
   9/30/94     Houston / Highway 6 North                 960            2,621             3,581           1,576
   9/30/94     San Antonio/Nacogdoches Rd                489            1,455             1,944             923
   9/30/94     San Ramon/San Ramon Valley              1,311            3,801             5,112           2,293
   9/30/94     San Rafael / Merrydale Rd               1,461            3,647             5,108           2,201
   9/30/94     San Antonio / Austin Hwy                  507            1,491             1,998             918
   9/30/94     Sharonville / E. Kemper                   492            1,590             2,082           1,015
  10/13/94     Davie / State Road 84                     637            2,530             3,167           1,515


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

  10/13/94     Carrollton / Marsh Lane                     -             770            1,437          1,511              -
  10/31/94     Sherman Oaks / Van Nuys Blvd                -           1,278            2,461          1,037              -
  12/19/94     Salt Lake City/West North Temple            -             490              917            (43)             -
  12/28/94     Milpitas / Watson                           -           1,575            2,925            390              -
  12/28/94     Las Vegas / Jones Blvd                      -           1,208            2,243            243              -
  12/28/94     Venice / Guthrie                            -             578            1,073            193              -
  12/30/94     Apple Valley / Foliage Ave                  -             910            1,695            322              -
    1/4/95     Chula Vista / Main Street                   -             735            1,802            296              -
    1/5/95     Pantego / West Park                         -             315              735            218              -
   1/12/95     Roswell / Alpharetta                        -             423              993            437              -
   1/23/95     North Bergen / Tonne                        -           1,564            3,772            584              -
   1/23/95     San Leandro / Hesperian                     -             734            1,726            182              -
   1/24/95     Nashville / Elm Hill                        -             338              791            487              -
    2/3/95     Reno / S. Mccarron Blvd                     -           1,080            2,537            239              -
   2/15/95     Schiller Park                               -           1,688            3,939            558              -
   2/15/95     Lansing                                     -           1,514            3,534            607              -
   2/15/95     Pleasanton                                  -           1,257            2,932            149              -
   2/15/95     LA/Sepulveda                                -           1,453            3,390            187              -
   2/28/95     Decatur / Flat Shoal                        -             970            2,288            771              -
   2/28/95     Smyrna / S. Cobb                            -             663            1,559            543              -
   2/28/95     Downey / Bellflower                         -             916            2,158            291              -
   2/28/95     Vallejo / Lincoln                           -             445            1,052            343              -
   2/28/95     Lynnwood / 180th St                         -             516            1,205            283              -
   2/28/95     Kent / Pacific Hwy                          -             728            1,711            195              -
   2/28/95     Kirkland                                    -           1,254            2,932            537              -
   2/28/95     Federal Way/Pacific                         -             785            1,832            345              -
   2/28/95     Tampa / S. Dale                             -             791            1,852            323              -
   2/28/95     Burlingame/Adrian Rd                        -           2,280            5,349            530              -
   2/28/95     Miami / Cloverleaf                          -             606            1,426            380              -
   2/28/95     Pinole / San Pablo                          -             639            1,502            420              -
   2/28/95     South Gate / Firesto                        -           1,442            3,449            482              -
   2/28/95     San Jose / Mabury                           -             892            2,088            251              -
   2/28/95     La Puente / Valley Blvd                     -             591            1,390            272              -
   2/28/95     San Jose / Capitol E                        -           1,215            2,852            213              -
   2/28/95     Milwaukie / 40th Street                     -             576            1,388            150              -
   2/28/95     Portland / N. Lombard                       -             812            1,900            254              -
   2/28/95     Miami / Biscayne                            -           1,313            3,076            570              -
   2/28/95     Chicago / Clark Street                      -             442            1,031            450              -
   2/28/95     Palatine / Dundee                           -             698            1,643            621              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

  10/13/94     Carrollton / Marsh Lane                  1,021            2,697             3,718           1,545
  10/31/94     Sherman Oaks / Van Nuys Blvd             1,423            3,353             4,776           2,018
  12/19/94     Salt Lake City/West North Temple           385              979             1,364             419
  12/28/94     Milpitas / Watson                        1,350            3,540             4,890           2,115
  12/28/94     Las Vegas / Jones Blvd                   1,035            2,659             3,694           1,572
  12/28/94     Venice / Guthrie                           495            1,349             1,844             805
  12/30/94     Apple Valley / Foliage Ave                 780            2,147             2,927           1,312
    1/4/95     Chula Vista / Main Street                  735            2,098             2,833           1,278
    1/5/95     Pantego / West Park                        315              953             1,268             582
   1/12/95     Roswell / Alpharetta                       423            1,430             1,853             986
   1/23/95     North Bergen / Tonne                     1,550            4,370             5,920           2,546
   1/23/95     San Leandro / Hesperian                    733            1,909             2,642           1,114
   1/24/95     Nashville / Elm Hill                       337            1,279             1,616             897
    2/3/95     Reno / S. Mccarron Blvd                  1,080            2,776             3,856           1,638
   2/15/95     Schiller Park                            1,688            4,497             6,185           2,437
   2/15/95     Lansing                                  1,514            4,141             5,655           2,165
   2/15/95     Pleasanton                               1,256            3,082             4,338           1,618
   2/15/95     LA/Sepulveda                             1,452            3,578             5,030           1,852
   2/28/95     Decatur / Flat Shoal                       970            3,059             4,029           1,964
   2/28/95     Smyrna / S. Cobb                           662            2,103             2,765           1,263
   2/28/95     Downey / Bellflower                        916            2,449             3,365           1,437
   2/28/95     Vallejo / Lincoln                          445            1,395             1,840             871
   2/28/95     Lynnwood / 180th St                        516            1,488             2,004             951
   2/28/95     Kent / Pacific Hwy                         728            1,906             2,634           1,132
   2/28/95     Kirkland                                 1,253            3,470             4,723           2,067
   2/28/95     Federal Way/Pacific                        785            2,177             2,962           1,331
   2/28/95     Tampa / S. Dale                            791            2,175             2,966           1,364
   2/28/95     Burlingame/Adrian Rd                     2,280            5,879             8,159           3,451
   2/28/95     Miami / Cloverleaf                         606            1,806             2,412           1,146
   2/28/95     Pinole / San Pablo                         639            1,922             2,561           1,165
   2/28/95     South Gate / Firesto                     1,442            3,931             5,373           2,436
   2/28/95     San Jose / Mabury                          892            2,339             3,231           1,361
   2/28/95     La Puente / Valley Blvd                    591            1,662             2,253           1,048
   2/28/95     San Jose / Capitol E                     1,214            3,066             4,280           1,770
   2/28/95     Milwaukie / 40th Street                    579            1,535             2,114             921
   2/28/95     Portland / N. Lombard                      812            2,154             2,966           1,300
   2/28/95     Miami / Biscayne                         1,313            3,646             4,959           2,018
   2/28/95     Chicago / Clark Street                     442            1,481             1,923             957
   2/28/95     Palatine / Dundee                          698            2,264             2,962           1,500


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   2/28/95     Williamsville/Transit                       -             284              670            346              -
   2/28/95     Amherst / Sheridan                          -             484            1,151            272              -
    3/2/95     Everett / Highway 99                        -             859            2,022            296              -
    3/2/95     Burien / 1St Ave South                      -             763            1,783            555              -
    3/2/95     Kent / South 238th Street                   -             763            1,783            341              -
   3/31/95     Cheverly / Central Ave                      -             911            2,164            470              -
    5/1/95     Sandy / S. State Street                     -           1,043            2,442           (107)             -
    5/3/95     Largo / Ulmerton Roa                        -             263              654            197              -
    5/8/95     Fairfield/Western Street                    -             439            1,030            147              -
    5/8/95     Dallas / W. Mockingbird                     -           1,440            3,371            332              -
    5/8/95     East Point / Lakewood                       -             884            2,071            482              -
   5/25/95     Falls Church / Gallows Rd                   -             350              835          9,338              -
   6/12/95     Baltimore / Old Waterloo                    -             769            1,850            240              -
   6/12/95     Pleasant Hill / Hookston                    -             766            1,848            203              -
   6/12/95     Mountain View/Old Middlefield               -           2,095            4,913            203              -
   6/30/95     San Jose / Blossom Hill                     -           1,467            3,444            321              -
   6/30/95     Fairfield / Kings Highway                   -           1,811            4,273            503              -
   6/30/95     Pacoima / Paxton Street                   116             840            1,976            254              -
   6/30/95     Portland / Prescott                         -             647            1,509            260              -
   6/30/95     St. Petersburg                              -             352              827            322              -
   6/30/95     Dallas / Audelia Road                       -           1,166            2,725          1,404              -
   6/30/95     Miami Gardens                               -             823            1,929            375              -
   6/30/95     Grand Prairie / 19th                        -             566            1,329            241              -
   6/30/95     Joliet / Jefferson Street                   -             501            1,181            219              -
   6/30/95     Bridgeton / Pennridge                       -             283              661            247              -
   6/30/95     Portland / S.E.92nd                         -             638            1,497            244              -
   6/30/95     Houston / S.W. Freeway                      -             537            1,254          7,031              -
   6/30/95     Milwaukee / Brown                           -             358              849            312              -
   6/30/95     Orlando / W. Oak Ridge                      -             698            1,642            426              -
   6/30/95     Lauderhill / State Road                     -             644            1,508            356              -
   6/30/95     Orange Park /Blanding Blvd                  -             394              918            379              -
   6/30/95     St. Petersburg /Joe'S Creek                 -             704            1,642            301              -
   6/30/95     St. Louis / Page Service Drive              -             531            1,241            226              -
   6/30/95     Independence /E. 42nd                       -             438            1,023            283              -
   6/30/95     Cherry Hill / Dobbs Lane                    -             716            1,676            271              -
   6/30/95     Edgewater Park / Route 130                  -             683            1,593            195              -
   6/30/95     Beaverton / S.W. 110                        -             572            1,342            259              -
   6/30/95     Markham / W. 159Th Place                    -             230              539            295              -
   6/30/95     Houston / N.W. Freeway                      -             447            1,066            249              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   2/28/95     Williamsville/Transit                      283            1,017             1,300             670
   2/28/95     Amherst / Sheridan                         483            1,424             1,907             873
    3/2/95     Everett / Highway 99                       858            2,319             3,177           1,412
    3/2/95     Burien / 1St Ave South                     763            2,338             3,101           1,449
    3/2/95     Kent / South 238th Street                  763            2,124             2,887           1,281
   3/31/95     Cheverly / Central Ave                     910            2,635             3,545           1,550
    5/1/95     Sandy / S. State Street                    923            2,455             3,378           1,036
    5/3/95     Largo / Ulmerton Roa                       262              852             1,114             538
    5/8/95     Fairfield/Western Street                   439            1,177             1,616             671
    5/8/95     Dallas / W. Mockingbird                  1,439            3,704             5,143           2,085
    5/8/95     East Point / Lakewood                      884            2,553             3,437           1,550
   5/25/95     Falls Church / Gallows Rd                3,560            6,963            10,523           1,415
   6/12/95     Baltimore / Old Waterloo                   769            2,090             2,859           1,234
   6/12/95     Pleasant Hill / Hookston                   742            2,075             2,817           1,214
   6/12/95     Mountain View/Old Middlefield            2,094            5,117             7,211           2,890
   6/30/95     San Jose / Blossom Hill                  1,467            3,765             5,232           2,136
   6/30/95     Fairfield / Kings Highway                1,810            4,777             6,587           2,680
   6/30/95     Pacoima / Paxton Street                    840            2,230             3,070           1,304
   6/30/95     Portland / Prescott                        647            1,769             2,416           1,047
   6/30/95     St. Petersburg                             352            1,149             1,501             731
   6/30/95     Dallas / Audelia Road                    1,165            4,130             5,295           2,440
   6/30/95     Miami Gardens                              823            2,304             3,127           1,329
   6/30/95     Grand Prairie / 19th                       566            1,570             2,136             894
   6/30/95     Joliet / Jefferson Street                  501            1,400             1,901             859
   6/30/95     Bridgeton / Pennridge                      283              908             1,191             571
   6/30/95     Portland / S.E.92nd                        638            1,741             2,379           1,044
   6/30/95     Houston / S.W. Freeway                   1,140            7,682             8,822           2,523
   6/30/95     Milwaukee / Brown                          357            1,162             1,519             731
   6/30/95     Orlando / W. Oak Ridge                     697            2,069             2,766           1,212
   6/30/95     Lauderhill / State Road                    644            1,864             2,508           1,113
   6/30/95     Orange Park /Blanding Blvd                 393            1,298             1,691             768
   6/30/95     St. Petersburg /Joe'S Creek                703            1,944             2,647           1,132
   6/30/95     St. Louis / Page Service Drive             531            1,467             1,998             880
   6/30/95     Independence /E. 42nd                      438            1,306             1,744             761
   6/30/95     Cherry Hill / Dobbs Lane                   715            1,948             2,663           1,152
   6/30/95     Edgewater Park / Route 130                 683            1,788             2,471           1,022
   6/30/95     Beaverton / S.W. 110                       572            1,601             2,173             946
   6/30/95     Markham / W. 159Th Place                   229              835             1,064             497
   6/30/95     Houston / N.W. Freeway                     447            1,315             1,762             761


                                PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   6/30/95     Portland / Gantenbein                       -             537            1,262            275              -
   6/30/95     Upper Chichester/Market St.                 -             569            1,329            192              -
   6/30/95     Fort Worth / Hwy 80                         -             379              891            297              -
   6/30/95     Greenfield/ S. 108th                        -             728            1,707            501              -
   6/30/95     Altamonte Springs                           -             566            1,326            312              -
   6/30/95     Seattle / Delridge Way                      -             760            1,779            302              -
   6/30/95     Elmhurst / Lake Frontage Rd                 -             748            1,758            280              -
   6/30/95     Los Angeles / Beverly Blvd                  -             787            1,886            892              -
   6/30/95     Lawrenceville / Brunswick                   -             841            1,961            199              -
   6/30/95     Richmond / Carlson                          -             865            2,025            352              -
   6/30/95     Liverpool / Oswego Road                     -             545            1,279            417              -
   6/30/95     Rochester / East Ave                        -             578            1,375            569              -
   6/30/95     Pasadena / E. Beltway                       -             757            1,767            285              -
   7/13/95     Tarzana / Burbank Blvd                      -           2,895            6,823            692              -
   7/31/95     Orlando / Lakehurst                         -             450            1,063            213              -
   7/31/95     Livermore / Portola                         -             921            2,157            289              -
   7/31/95     San Jose / Tully                            -             912            2,137            534              -
   7/31/95     Mission Bay                                 -           1,617            3,785            677              -
   7/31/95     Las Vegas / Decatur                         -           1,147            2,697            510              -
   7/31/95     Pleasanton / Stanley                        -           1,624            3,811            444              -
   7/31/95     Castro Valley / Grove                       -             757            1,772            139              -
   7/31/95     Honolulu / Kaneohe                          -           1,215            2,846          2,302              -
   7/31/95     Chicago / Wabash Ave                        -             645            1,535          3,701              -
   7/31/95     Springfield / Parker                        -             765            1,834            293              -
   7/31/95     Huntington Bch/Gotham                       -             765            1,808            245              -
   7/31/95     Tucker / Lawrenceville                      -             630            1,480            253              -
   7/31/95     Marietta / Canton Road                      -             600            1,423            393              -
   7/31/95     Wheeling / Hintz                            -             450            1,054            219              -
    8/1/95     Gresham / Division                          -             607            1,428            134              -
    8/1/95     Tucker / Lawrenceville                      -             600            1,405            401              -
    8/1/95     Decatur / Covington                         -             720            1,694            330              -
   8/11/95     Studio City/Ventura                         -           1,285            3,015            396              -
   8/12/95     Smyrna / Hargrove Road                      -           1,020            3,038            561              -
    9/1/95     Hayward / Mission Blvd                      -           1,020            2,383            331              -
    9/1/95     Park City / Belvider                        -             600            1,405            155              -
    9/1/95     New Castle/Dupont Parkway                   -             990            2,369            251              -
    9/1/95     Las Vegas / Rainbow                         -           1,050            2,459            148              -
    9/1/95     Mountain View / Reng                        -             945            2,216            173              -
    9/1/95     Venice / Cadillac                           -             930            2,182            440              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   6/30/95     Portland / Gantenbein                      537            1,537             2,074             935
   6/30/95     Upper Chichester/Market St.                569            1,521             2,090             887
   6/30/95     Fort Worth / Hwy 80                        378            1,189             1,567             675
   6/30/95     Greenfield/ S. 108th                       727            2,209             2,936           1,330
   6/30/95     Altamonte Springs                          566            1,638             2,204             953
   6/30/95     Seattle / Delridge Way                     760            2,081             2,841           1,242
   6/30/95     Elmhurst / Lake Frontage Rd                748            2,038             2,786           1,197
   6/30/95     Los Angeles / Beverly Blvd                 787            2,778             3,565           1,624
   6/30/95     Lawrenceville / Brunswick                  840            2,161             3,001           1,248
   6/30/95     Richmond / Carlson                         864            2,378             3,242           1,443
   6/30/95     Liverpool / Oswego Road                    545            1,696             2,241           1,031
   6/30/95     Rochester / East Ave                       578            1,944             2,522           1,221
   6/30/95     Pasadena / E. Beltway                      757            2,052             2,809           1,137
   7/13/95     Tarzana / Burbank Blvd                   2,894            7,516            10,410           4,300
   7/31/95     Orlando / Lakehurst                        450            1,276             1,726             749
   7/31/95     Livermore / Portola                        921            2,446             3,367           1,403
   7/31/95     San Jose / Tully                           912            2,671             3,583           1,614
   7/31/95     Mission Bay                              1,616            4,463             6,079           2,642
   7/31/95     Las Vegas / Decatur                      1,147            3,207             4,354           1,877
   7/31/95     Pleasanton / Stanley                     1,624            4,255             5,879           2,394
   7/31/95     Castro Valley / Grove                      756            1,912             2,668           1,078
   7/31/95     Honolulu / Kaneohe                       2,133            4,230             6,363           2,245
   7/31/95     Chicago / Wabash Ave                       645            5,236             5,881           1,780
   7/31/95     Springfield / Parker                       765            2,127             2,892           1,234
   7/31/95     Huntington Bch/Gotham                      765            2,053             2,818           1,202
   7/31/95     Tucker / Lawrenceville                     630            1,733             2,363           1,033
   7/31/95     Marietta / Canton Road                     600            1,816             2,416           1,090
   7/31/95     Wheeling / Hintz                           450            1,273             1,723             747
    8/1/95     Gresham / Division                         607            1,562             2,169             892
    8/1/95     Tucker / Lawrenceville                     600            1,806             2,406           1,114
    8/1/95     Decatur / Covington                        720            2,024             2,744           1,195
   8/11/95     Studio City/Ventura                      1,285            3,411             4,696           1,969
   8/12/95     Smyrna / Hargrove Road                   1,020            3,599             4,619           2,037
    9/1/95     Hayward / Mission Blvd                   1,020            2,714             3,734           1,552
    9/1/95     Park City / Belvider                       600            1,560             2,160             895
    9/1/95     New Castle/Dupont Parkway                  990            2,620             3,610           1,496
    9/1/95     Las Vegas / Rainbow                      1,050            2,607             3,657           1,457
    9/1/95     Mountain View / Reng                       945            2,389             3,334           1,363
    9/1/95     Venice / Cadillac                          930            2,622             3,552           1,515


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    9/1/95     Simi Valley /Los Angeles                    -           1,590            3,724            366              -
    9/1/95     Spring Valley/Foreman                       -           1,095            2,572            439              -
    9/6/95     Darien / Frontage Road                      -             975            2,321            266              -
   9/30/95     Whittier                                    -             215              384            227            781
   9/30/95     Van Nuys/Balboa                             -             295              657            128          1,148
   9/30/95     Huntington Beach                            -             176              321            165            738
   9/30/95     Monterey Park                               -             124              346            233            782
   9/30/95     Downey                                      -             191              317            165            825
   9/30/95     Del Amo                                     -             474              742            473            922
   9/30/95     Carson                                      -             375              735            418            428
   9/30/95     Van Nuys/Balboa Blvd                        -           1,920            4,504            601              -
  10/31/95     San Lorenzo /Hesperian                      -           1,590            3,716            442              -
  10/31/95     Chicago / W. 47th Street                    -             300              708            335              -
  10/31/95     Los Angeles / Eastern                       -             455            1,070            222              -
  11/15/95     Costa Mesa                                  -             522            1,218            167              -
  11/15/95     Plano / E. 14th                             -             705            1,646            213              -
  11/15/95     Citrus Heights/Sunrise                      -             520            1,213            270              -
  11/15/95     Modesto/Briggsmore Ave                      -             470            1,097            179              -
  11/15/95     So San Francisco/Spruce                     -           1,905            4,444            585              -
  11/15/95     Pacheco/Buchanan Circle                     -           1,681            3,951            702              -
  11/16/95     Palm Beach Gardens                          -             657            1,540            230              -
  11/16/95     Delray Beach                                -             600            1,407            237              -
    1/1/96     Bensenville/York Rd                         -             667            1,602            296            895
    1/1/96     Louisville/Preston                          -             211            1,060            178            594
    1/1/96     San Jose/Aborn Road                         -             615            1,342            116            759
    1/1/96     Englewood/Federal                           -             481            1,395            156            777
    1/1/96     W. Hollywood/Santa Monica                   -           3,415            4,577            524          2,552
    1/1/96     Orland Hills/W. 159th                       -             917            2,392            417          1,342
    1/1/96     Merrionette Park                            -             818            2,020            200          1,122
    1/1/96     Denver/S Quebec                             -           1,849            1,941            480          1,086
    1/1/96     Tigard/S.W. Pacific                         -             633            1,206            218            705
    1/1/96     Coram/Middle Count                          -             507            1,421            203            792
    1/1/96     Houston/FM 1960                             -             635            1,294            367            783
    1/1/96     Kent/Military Trail                         -             409            1,670            329            956
    1/1/96     Turnersville/Black                          -             165            1,360            214            758
    1/1/96     Sewell/Rts. 553                             -             323            1,138            165            658
    1/1/96     Maple Shade/Fellowship                      -             331            1,421            180            803
    1/1/96     Hyattsville/Kenilworth                      -             509            1,757            217          1,000
    1/1/96     Waterbury/Captain                           -             434            2,089            357          1,162




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    9/1/95     Simi Valley /Los Angeles                 1,589            4,091             5,680           2,330
    9/1/95     Spring Valley/Foreman                    1,095            3,011             4,106           1,718
    9/6/95     Darien / Frontage Road                     975            2,587             3,562           1,448
   9/30/95     Whittier                                   215            1,392             1,607             868
   9/30/95     Van Nuys/Balboa                            295            1,933             2,228           1,183
   9/30/95     Huntington Beach                           176            1,224             1,400             754
   9/30/95     Monterey Park                              124            1,361             1,485             784
   9/30/95     Downey                                     191            1,307             1,498             802
   9/30/95     Del Amo                                    474            2,137             2,611           1,318
   9/30/95     Carson                                     375            1,581             1,956             891
   9/30/95     Van Nuys/Balboa Blvd                     1,919            5,106             7,025           2,698
  10/31/95     San Lorenzo /Hesperian                   1,589            4,159             5,748           2,163
  10/31/95     Chicago / W. 47th Street                   300            1,043             1,343             612
  10/31/95     Los Angeles / Eastern                      454            1,293             1,747             694
  11/15/95     Costa Mesa                                 522            1,385             1,907             754
  11/15/95     Plano / E. 14th                            705            1,859             2,564             970
  11/15/95     Citrus Heights/Sunrise                     520            1,483             2,003             806
  11/15/95     Modesto/Briggsmore Ave                     470            1,276             1,746             707
  11/15/95     So San Francisco/Spruce                  1,904            5,030             6,934           2,743
  11/15/95     Pacheco/Buchanan Circle                  1,680            4,654             6,334           2,517
  11/16/95     Palm Beach Gardens                         657            1,770             2,427             996
  11/16/95     Delray Beach                               600            1,644             2,244             944
    1/1/96     Bensenville/York Rd                        667            2,793             3,460           1,370
    1/1/96     Louisville/Preston                         211            1,832             2,043             827
    1/1/96     San Jose/Aborn Road                        615            2,217             2,832           1,046
    1/1/96     Englewood/Federal                          481            2,328             2,809           1,142
    1/1/96     W. Hollywood/Santa Monica                3,414            7,654            11,068           3,551
    1/1/96     Orland Hills/W. 159th                      917            4,151             5,068           2,030
    1/1/96     Merrionette Park                           818            3,342             4,160           1,576
    1/1/96     Denver/S Quebec                          1,848            3,508             5,356           1,645
    1/1/96     Tigard/S.W. Pacific                        633            2,129             2,762           1,005
    1/1/96     Coram/Middle Count                         507            2,416             2,923           1,109
    1/1/96     Houston/FM 1960                            635            2,444             3,079           1,151
    1/1/96     Kent/Military Trail                        409            2,955             3,364           1,375
    1/1/96     Turnersville/Black                         165            2,332             2,497           1,080
    1/1/96     Sewell/Rts. 553                            323            1,961             2,284             914
    1/1/96     Maple Shade/Fellowship                     331            2,404             2,735           1,093
    1/1/96     Hyattsville/Kenilworth                     508            2,975             3,483           1,365
    1/1/96     Waterbury/Captain                          434            3,608             4,042           1,464


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    1/1/96     Bedford Hts/Miles                           -             835            1,577            424            929
    1/1/96     Livonia/Newburgh                            -             635            1,407            195            783
    1/1/96     Sunland/Sunland Blvd.                       -             631            1,965            167          1,090
    1/1/96     Des Moines                                  -             448            1,350            171            768
    1/1/96     Oxonhill/Indianhead                         -             772            2,017            455          1,141
    1/1/96     Sacramento/N. 16th                          -             582            2,610            263          1,466
    1/1/96     Houston/Westheimer                          -           1,508            2,274            449          1,304
    1/1/96     San Pablo/San Pablo                         -             565            1,232            212            713
    1/1/96     Bowie/Woodcliff                             -             718            2,336            276          1,292
    1/1/96     Milwaukee/S. 84th                           -             444            1,868            354          1,091
    1/1/96     Clinton/Malcolm Road                        -             593            2,123            294          1,187
    1/3/96     San Gabriel                                 -           1,005            2,345            424              -
    1/5/96     San Francisco, Second St.                   -           2,880            6,814            219              -
   1/12/96     San Antonio, TX                             -             912            2,170            117              -
   2/29/96     Naples, FL/Old US 41                        -             849            2,016            288              -
   2/29/96     Lake Worth, FL/S. Military Tr.              -           1,782            4,723            170              -
   2/29/96     Brandon, FL/W Brandon Blvd.                 -           1,928            4,523          1,020              -
   2/29/96     Coral Springs FL/W Sample Rd.               -           3,480            8,148            219              -
   2/29/96     Delray Beach FL/S Military Tr.              -             941            2,222            250              -
   2/29/96     Jupiter FL/Military Trail                   -           2,280            5,347            381              -
   2/29/96     Lakeworth FL/Lake Worth Rd                  -             737            1,742            213              -
   2/29/96     New Port Richey/State Rd 54                 -             857            2,025            304              -
   2/29/96     Sanford FL/S Orlando Dr                     -             734            1,749          2,139              -
    3/8/96     Atlanta/Roswell                             -             898            3,649            191              -
   3/31/96     Oakland                                     -           1,065            2,764            488              -
   3/31/96     Saratoga                                    -           2,339            6,081            246              -
   3/31/96     Randallstown                                -           1,359            3,527            462              -
   3/31/96     Plano                                       -             650            1,682            191              -
   3/31/96     Houston                                     -             543            1,402            198              -
   3/31/96     Irvine                                      -           1,920            4,975          1,363              -
   3/31/96     Milwaukee                                   -             542            1,402            185              -
   3/31/96     Carrollton                                  -             578            1,495            168              -
   3/31/96     Torrance                                    -           1,415            3,675            201              -
   3/31/96     Jacksonville                                -             713            1,845            252              -
   3/31/96     Dallas                                      -             315              810          1,837              -
   3/31/96     Houston                                     -             669            1,724            837              -
   3/31/96     Baltimore                                   -             842            2,180            334              -
   3/31/96     New Haven                                   -             740            1,907            (14)             -
    4/1/96     Chicago/Pulaski                             -             764            1,869            377              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    1/1/96     Bedford Hts/Miles                          835            2,930             3,765           1,383
    1/1/96     Livonia/Newburgh                           635            2,385             3,020           1,082
    1/1/96     Sunland/Sunland Blvd.                      631            3,222             3,853           1,436
    1/1/96     Des Moines                                 447            2,290             2,737           1,056
    1/1/96     Oxonhill/Indianhead                        772            3,613             4,385           1,677
    1/1/96     Sacramento/N. 16th                         581            4,340             4,921           1,643
    1/1/96     Houston/Westheimer                       1,507            4,028             5,535           1,862
    1/1/96     San Pablo/San Pablo                        565            2,157             2,722             972
    1/1/96     Bowie/Woodcliff                            718            3,904             4,622           1,733
    1/1/96     Milwaukee/S. 84th                          444            3,313             3,757           1,510
    1/1/96     Clinton/Malcolm Road                       592            3,605             4,197           1,596
    1/3/96     San Gabriel                              1,005            2,769             3,774           1,560
    1/5/96     San Francisco, Second St.                2,879            7,034             9,913           3,795
   1/12/96     San Antonio, TX                            912            2,287             3,199           1,232
   2/29/96     Naples, FL/Old US 41                       849            2,304             3,153           1,296
   2/29/96     Lake Worth, FL/S. Military Tr.           1,781            4,894             6,675           2,613
   2/29/96     Brandon, FL/W Brandon Blvd.              1,928            5,543             7,471           3,354
   2/29/96     Coral Springs FL/W Sample Rd.            3,479            8,368            11,847           4,474
   2/29/96     Delray Beach FL/S Military Tr.             940            2,473             3,413           1,355
   2/29/96     Jupiter FL/Military Trail                2,279            5,729             8,008           3,108
   2/29/96     Lakeworth FL/Lake Worth Rd                 736            1,956             2,692           1,091
   2/29/96     New Port Richey/State Rd 54                856            2,330             3,186           1,313
   2/29/96     Sanford FL/S Orlando Dr                    974            3,648             4,622           1,977
    3/8/96     Atlanta/Roswell                            898            3,840             4,738           2,020
   3/31/96     Oakland                                  1,065            3,252             4,317           1,811
   3/31/96     Saratoga                                 2,339            6,327             8,666           3,342
   3/31/96     Randallstown                             1,359            3,989             5,348           2,181
   3/31/96     Plano                                      649            1,874             2,523             999
   3/31/96     Houston                                    543            1,600             2,143             867
   3/31/96     Irvine                                   1,920            6,338             8,258           3,354
   3/31/96     Milwaukee                                  542            1,587             2,129             878
   3/31/96     Carrollton                                 578            1,663             2,241             891
   3/31/96     Torrance                                 1,415            3,876             5,291           2,078
   3/31/96     Jacksonville                               712            2,098             2,810           1,177
   3/31/96     Dallas                                     315            2,647             2,962           1,055
   3/31/96     Houston                                    669            2,561             3,230           1,455
   3/31/96     Baltimore                                  842            2,514             3,356           1,384
   3/31/96     New Haven                                  667            1,966             2,633           1,061
    4/1/96     Chicago/Pulaski                            763            2,247             3,010           1,125


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    4/1/96     Las Vegas/Desert Inn                        -           1,115            2,729            216              -
    4/1/96     Torrance/Crenshaw                           -             916            2,243            159              -
    4/1/96     Weymouth                                    -             485            1,187            374              -
    4/1/96     St. Louis/Barrett Station Road              -             630            1,542            288              -
    4/1/96     Rockville/Randolph                          -           1,153            2,823            294              -
    4/1/96     Simi Valley/East Street                     -             970            2,374            123              -
    4/1/96     Houston/Westheimer                          -           1,390            3,402          6,310              -
    4/3/96     Naples                                      -           1,187            2,809            510              -
   6/26/96     Boca Raton                                  -           3,180            7,468            882              -
   6/28/96     Venice                                      -             669            1,575            207              -
   6/30/96     Las Vegas                                   -             921            2,155            390              -
   6/30/96     Bedford Park                                -             606            1,419            312              -
   6/30/96     Los Angeles                                 -             692            1,616            175              -
   6/30/96     Silver Spring                               -           1,513            3,535            372              -
   6/30/96     Newark                                      -           1,051            2,458            154              -
   6/30/96     Brooklyn                                    -             783            1,830          2,624              -
    7/2/96     Glen Burnie/Furnace Br Rd                   -           1,755            4,150            773              -
   7/22/96     Lakewood/W Hampton                          -             717            2,092            106              -
   8/13/96     Norcross/Holcomb Bridge Rd                  -             955            3,117            186              -
    9/5/96     Spring Valley/S Pascack rd                  -           1,260            2,966          1,033              -
   9/16/96     Dallas/Royal Lane                           -           1,008            2,426            319              -
   9/16/96     Colorado Springs/Tomah Drive                -             731            1,759            213              -
   9/16/96     Lewisville/S. Stemmons                      -             603            1,451            186              -
   9/16/96     Las Vegas/Boulder Hwy.                      -             947            2,279            509              -
   9/16/96     Sarasota/S. Tamiami Trail                   -             584            1,407          1,478              -
   9/16/96     Willow Grove/Maryland Road                  -             673            1,620            171              -
   9/16/96     Houston/W. Montgomery Rd.                   -             524            1,261            335              -
   9/16/96     Denver/W. Hampden                           -           1,084            2,609            269              -
   9/16/96     Littleton/Southpark Way                     -             922            2,221            474              -
   9/16/96     Petaluma/Baywood Drive                      -             861            2,074            177              -
   9/16/96     Canoga Park/Sherman Way                     -           1,543            3,716            642              -
   9/16/96     Jacksonville/South Lane Ave.                -             554            1,334            312              -
   9/16/96     Newport News/Warwick Blvd.                  -             575            1,385            224              -
   9/16/96     Greenbrook/Route 22                         -           1,227            2,954            694              -
   9/16/96     Monsey/Route 59                             -           1,068            2,572            258              -
   9/16/96     Santa Rosa/Santa Rosa Ave.                  -             575            1,385            157              -
   9/16/96     Fort Worth/Brentwood                        -             823            2,016            290              -
   9/16/96     Glendale/San Fernando Road                  -           2,500            6,124            288              -
   9/16/96     Houston/Harwin                              -             549            1,344            332              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    4/1/96     Las Vegas/Desert Inn                     1,115            2,945             4,060           1,514
    4/1/96     Torrance/Crenshaw                          916            2,402             3,318           1,215
    4/1/96     Weymouth                                   485            1,561             2,046             764
    4/1/96     St. Louis/Barrett Station Road             630            1,830             2,460             853
    4/1/96     Rockville/Randolph                       1,153            3,117             4,270           1,586
    4/1/96     Simi Valley/East Street                    969            2,498             3,467           1,230
    4/1/96     Houston/Westheimer                       1,389            9,713            11,102           4,247
    4/3/96     Naples                                   1,186            3,320             4,506           1,790
   6/26/96     Boca Raton                               3,179            8,351            11,530           4,736
   6/28/96     Venice                                     669            1,782             2,451             979
   6/30/96     Las Vegas                                  921            2,545             3,466           1,460
   6/30/96     Bedford Park                               606            1,731             2,337             973
   6/30/96     Los Angeles                                691            1,792             2,483             961
   6/30/96     Silver Spring                            1,513            3,907             5,420           2,095
   6/30/96     Newark                                   1,051            2,612             3,663           1,378
   6/30/96     Brooklyn                                   783            4,454             5,237           1,859
    7/2/96     Glen Burnie/Furnace Br Rd                1,754            4,924             6,678           2,437
   7/22/96     Lakewood/W Hampton                         716            2,199             2,915           1,125
   8/13/96     Norcross/Holcomb Bridge Rd                 954            3,304             4,258           1,722
    9/5/96     Spring Valley/S Pascack rd               1,260            3,999             5,259           2,149
   9/16/96     Dallas/Royal Lane                        1,007            2,746             3,753           1,432
   9/16/96     Colorado Springs/Tomah Drive               730            1,973             2,703           1,003
   9/16/96     Lewisville/S. Stemmons                     602            1,638             2,240             865
   9/16/96     Las Vegas/Boulder Hwy.                     946            2,789             3,735           1,562
   9/16/96     Sarasota/S. Tamiami Trail                  584            2,885             3,469           1,108
   9/16/96     Willow Grove/Maryland Road                 672            1,792             2,464             934
   9/16/96     Houston/W. Montgomery Rd.                  523            1,597             2,120             848
   9/16/96     Denver/W. Hampden                        1,083            2,879             3,962           1,504
   9/16/96     Littleton/Southpark Way                    922            2,695             3,617           1,469
   9/16/96     Petaluma/Baywood Drive                     861            2,251             3,112           1,190
   9/16/96     Canoga Park/Sherman Way                  1,543            4,358             5,901           2,418
   9/16/96     Jacksonville/South Lane Ave.               554            1,646             2,200             916
   9/16/96     Newport News/Warwick Blvd.                 575            1,609             2,184             870
   9/16/96     Greenbrook/Route 22                      1,226            3,649             4,875           1,849
   9/16/96     Monsey/Route 59                          1,068            2,830             3,898           1,455
   9/16/96     Santa Rosa/Santa Rosa Ave.                 575            1,542             2,117             805
   9/16/96     Fort Worth/Brentwood                       823            2,306             3,129           1,173
   9/16/96     Glendale/San Fernando Road               2,499            6,413             8,912           3,251
   9/16/96     Houston/Harwin                             549            1,676             2,225             857


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   9/16/96     Irvine/Cowan Street                         -           1,890            4,631            448              -
   9/16/96     Fairfield/Dixie Highway                     -             427            1,046            175              -
   9/16/96     Mesa/Country Club Drive                     -             701            1,718            652              -
   9/16/96     San Francisco/Geary Blvd.                   -           2,957            7,244            596              -
   9/16/96     Houston/Gulf Freeway                        -             701            1,718          5,106              -
   9/16/96     Las Vegas/S. Decatur Blvd.                  -           1,037            2,539            304              -
   9/16/96     Tempe/McKellips Road                        -             823            1,972            420              -
   9/16/96     Richland Hills/Airport Fwy.                 -             473            1,158            253              -
  10/11/96     Hampton/Pembroke Road                       -           1,080            2,346            (94)             -
  10/11/96     Norfolk/Widgeon Road                        -           1,110            2,405           (224)             -
  10/11/96     Richmond/Bloom Lane                         -           1,188            2,512            (81)             -
  10/11/96     Virginia Beach/Southern Blvd                -             282              610            300              -
  10/11/96     Chesapeake/Military Hwy                     -               -            2,886            473              -
  10/11/96     Richmond/Midlothian Park                    -             762            1,588            586              -
  10/11/96     Roanoke/Peters Creek Road                   -             819            1,776            391              -
  10/11/96     Orlando/E Oakridge Rd                       -             927            2,020            575              -
  10/11/96     Orlando/South Hwy 17-92                     -           1,170            2,549            368              -
  10/25/96     Austin/Renelli                              -           1,710            3,990            425              -
  10/25/96     Austin/Santiago                             -             900            2,100            309              -
  10/25/96     Dallas/East N.W. Highway                    -             698            1,628            854              -
  10/25/96     Dallas/Denton Drive                         -             900            2,100            324              -
  10/25/96     Houston/Hempstead                           -             518            1,207            470              -
  10/25/96     Pasadena/So. Shaver                         -             420              980            485              -
  10/31/96     Houston/Joel Wheaton Rd                     -             465            1,085            268              -
  10/31/96     Mt Holly/541 Bypass                         -             360              840            411              -
  11/13/96     Town East/Mesquite                          -             330              770            293              -
  11/14/96     Bossier City LA                             -             633            1,488              4              -
   12/5/96     Lake Forest/Bake Parkway                    -             971            2,173          5,004              -
  12/16/96     Cherry Hill/Old Cuthbert                    -             645            1,505            907              -
  12/16/96     Oklahoma City/SW 74th                       -             375              875            189              -
  12/16/96     Oklahoma City/S Santa Fe                    -             360              840            209              -
  12/16/96     Oklahoma City/S. May                        -             360              840            203              -
  12/16/96     Arlington/S. Watson Rd.                     -             930            2,170            803              -
  12/16/96     Richardson/E. Arapaho                       -           1,290            3,010            556              -
  12/23/96     Eagle Rock/Colorado                         -             330              813            440              -
  12/23/96     Upper Darby/Lansdowne                       -             899            2,272            318              -
  12/23/96     Plymouth Meeting /Chemical                  -           1,109            2,802            283              -
  12/23/96     Philadelphia/Byberry                        -           1,019            2,575            463              -
  12/23/96     Ft. Lauderdale/State Road                   -           1,199            3,030            328              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   9/16/96     Irvine/Cowan Street                      1,890            5,079             6,969           2,615
   9/16/96     Fairfield/Dixie Highway                    427            1,221             1,648             649
   9/16/96     Mesa/Country Club Drive                    701            2,370             3,071           1,275
   9/16/96     San Francisco/Geary Blvd.                2,956            7,841            10,797           4,004
   9/16/96     Houston/Gulf Freeway                       701            6,824             7,525           2,283
   9/16/96     Las Vegas/S. Decatur Blvd.               1,036            2,844             3,880           1,481
   9/16/96     Tempe/McKellips Road                       823            2,392             3,215           1,280
   9/16/96     Richland Hills/Airport Fwy.                472            1,412             1,884             775
  10/11/96     Hampton/Pembroke Road                      914            2,418             3,332           1,053
  10/11/96     Norfolk/Widgeon Road                       908            2,383             3,291           1,032
  10/11/96     Richmond/Bloom Lane                        994            2,625             3,619           1,175
  10/11/96     Virginia Beach/Southern Blvd               282              910             1,192             562
  10/11/96     Chesapeake/Military Hwy                      -            3,359             3,359           1,402
  10/11/96     Richmond/Midlothian Park                   762            2,174             2,936           1,323
  10/11/96     Roanoke/Peters Creek Road                  819            2,167             2,986           1,180
  10/11/96     Orlando/E Oakridge Rd                      927            2,595             3,522           1,333
  10/11/96     Orlando/South Hwy 17-92                  1,170            2,917             4,087           1,508
  10/25/96     Austin/Renelli                           1,709            4,416             6,125           2,281
  10/25/96     Austin/Santiago                            900            2,409             3,309           1,258
  10/25/96     Dallas/East N.W. Highway                   697            2,483             3,180           1,045
  10/25/96     Dallas/Denton Drive                        900            2,424             3,324           1,229
  10/25/96     Houston/Hempstead                          517            1,678             2,195           1,012
  10/25/96     Pasadena/So. Shaver                        420            1,465             1,885             893
  10/31/96     Houston/Joel Wheaton Rd                    465            1,353             1,818             736
  10/31/96     Mt Holly/541 Bypass                        360            1,251             1,611             721
  11/13/96     Town East/Mesquite                         330            1,063             1,393             579
  11/14/96     Bossier City LA                            557            1,568             2,125             673
   12/5/96     Lake Forest/Bake Parkway                   972            7,176             8,148           1,487
  12/16/96     Cherry Hill/Old Cuthbert                   645            2,412             3,057           1,425
  12/16/96     Oklahoma City/SW 74th                      375            1,064             1,439             549
  12/16/96     Oklahoma City/S Santa Fe                   360            1,049             1,409             577
  12/16/96     Oklahoma City/S. May                       360            1,043             1,403             558
  12/16/96     Arlington/S. Watson Rd.                    930            2,973             3,903           1,641
  12/16/96     Richardson/E. Arapaho                    1,290            3,566             4,856           1,892
  12/23/96     Eagle Rock/Colorado                        444            1,139             1,583             487
  12/23/96     Upper Darby/Lansdowne                      899            2,590             3,489           1,392
  12/23/96     Plymouth Meeting /Chemical               1,109            3,085             4,194           1,217
  12/23/96     Philadelphia/Byberry                     1,019            3,038             4,057           1,516
  12/23/96     Ft. Lauderdale/State Road                1,199            3,358             4,557           1,771


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   12/23/96    Englewood/Costilla                          -           1,739            4,393            287              -
   12/23/96    Lilburn/Beaver Ruin Road                    -             600            1,515            239              -
   12/23/96    Carmichael/Fair Oaks                        -             809            2,045            320              -
   12/23/96    Portland/Division Street                    -             989            2,499            216              -
   12/23/96    Napa/Industrial                             -             660            1,666            182              -
   12/23/96    Wheatridge/W. 44th Avenue                   -           1,439            3,636            207              -
   12/23/96    Las Vegas/Charleston                        -           1,049            2,651            269              -
   12/23/96    Las Vegas/South Arvill                      -             929            2,348            253              -
   12/23/96    Los Angeles/Santa Monica                    -           3,328            8,407            655              -
   12/23/96    Warren/Schoenherr Rd.                       -             749            1,894            334              -
   12/23/96    Portland/N.E. 71st Avenue                   -             869            2,196            314              -
   12/23/96    Broadview/S. 25th Avenue                    -           1,289            3,257            459              -
   12/23/96    Winter Springs/W. St. Rte 434               -             689            1,742            236              -
   12/23/96    Tampa/15th Street                           -             420            1,060            361              -
   12/23/96    Pompano Beach/S. Dixie Hwy.                 -             930            2,292            427              -
   12/23/96    Overland Park/Mastin                        -             990            2,440          3,287              -
   12/23/96    Auburn/R Street                             -             690            1,700            255              -
   12/23/96    Federal Heights/W. 48th Ave.                -             720            1,774            313              -
   12/23/96    Decatur/Covington                           -             930            2,292            301              -
   12/23/96    Forest Park/Jonesboro Rd.                   -             540            1,331            313              -
   12/23/96    Mangonia Park/Australian Ave.               -             840            2,070            195              -
   12/23/96    Whittier/Colima                             -             540            1,331            160              -
   12/23/96    Kent/Pacific Hwy South                      -             930            2,292            223              -
   12/23/96    Topeka/8th Street                           -             150              370            424              -
   12/23/96    Denver East Evans                           -           1,740            4,288            318              -
   12/23/96    Pittsburgh/California Ave.                  -             630            1,552            127              -
   12/23/96    Ft. Lauderdale/Powerline                    -               -            2,286            408              -
   12/23/96    Philadelphia/Oxford                         -             900            2,218            321              -
   12/23/96    Dallas/Lemmon Ave.                          -           1,710            4,214            295              -
   12/23/96    Alsip/115th Street                          -             750            1,848          4,659              -
   12/23/96    Green Acres/Jog Road                        -             600            1,479            179              -
   12/23/96    Pompano Beach/Sample Road                   -           1,320            3,253            207              -
   12/23/96    Wyndmoor/Ivy Hill                           -           2,160            5,323            423              -
   12/23/96    W. Palm Beach/Belvedere                     -             960            2,366            276              -
   12/23/96    Renton  174th St.                           -             960            2,366            451              -
   12/23/96    Sacramento/Northgate                        -           1,021            2,647            196              -
   12/23/96    Phoenix/19th Avenue                         -             991            2,569            512              -
   12/23/96    Bedford Park/Cicero                         -           1,321            3,426            762              -
   12/23/96    Lake Worth/Lk Worth                         -           1,111            2,880            294              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   12/23/96    Englewood/Costilla                       1,738            4,681             6,419           2,336
   12/23/96    Lilburn/Beaver Ruin Road                   599            1,755             2,354             926
   12/23/96    Carmichael/Fair Oaks                       809            2,365             3,174           1,236
   12/23/96    Portland/Division Street                   989            2,715             3,704           1,397
   12/23/96    Napa/Industrial                            659            1,849             2,508             972
   12/23/96    Wheatridge/W. 44th Avenue                1,438            3,844             5,282           1,986
   12/23/96    Las Vegas/Charleston                     1,049            2,920             3,969           1,487
   12/23/96    Las Vegas/South Arvill                     929            2,601             3,530           1,347
   12/23/96    Los Angeles/Santa Monica                 3,326            9,064            12,390           4,525
   12/23/96    Warren/Schoenherr Rd.                      749            2,228             2,977           1,124
   12/23/96    Portland/N.E. 71st Avenue                  869            2,510             3,379           1,349
   12/23/96    Broadview/S. 25th Avenue                 1,289            3,716             5,005           1,944
   12/23/96    Winter Springs/W. St. Rte 434              689            1,978             2,667           1,027
   12/23/96    Tampa/15th Street                          420            1,421             1,841             848
   12/23/96    Pompano Beach/S. Dixie Hwy.                930            2,719             3,649           1,523
   12/23/96    Overland Park/Mastin                     1,306            5,411             6,717           2,189
   12/23/96    Auburn/R Street                            690            1,955             2,645           1,052
   12/23/96    Federal Heights/W. 48th Ave.               720            2,087             2,807           1,074
   12/23/96    Decatur/Covington                          930            2,593             3,523           1,382
   12/23/96    Forest Park/Jonesboro Rd.                  540            1,644             2,184             873
   12/23/96    Mangonia Park/Australian Ave.              840            2,265             3,105           1,205
   12/23/96    Whittier/Colima                            540            1,491             2,031             767
   12/23/96    Kent/Pacific Hwy South                     930            2,515             3,445           1,315
   12/23/96    Topeka/8th Street                          150              794               944             445
   12/23/96    Denver East Evans                        1,739            4,607             6,346           2,340
   12/23/96    Pittsburgh/California Ave.                 630            1,679             2,309             876
   12/23/96    Ft. Lauderdale/Powerline                     -            2,694             2,694           1,151
   12/23/96    Philadelphia/Oxford                        900            2,539             3,439           1,305
   12/23/96    Dallas/Lemmon Ave.                       1,709            4,510             6,219           2,246
   12/23/96    Alsip/115th Street                         750            6,507             7,257           2,055
   12/23/96    Green Acres/Jog Road                       600            1,658             2,258             861
   12/23/96    Pompano Beach/Sample Road                1,320            3,460             4,780           1,773
   12/23/96    Wyndmoor/Ivy Hill                        2,159            5,747             7,906           2,891
   12/23/96    W. Palm Beach/Belvedere                    960            2,642             3,602           1,387
   12/23/96    Renton  174th St.                          960            2,817             3,777           1,465
   12/23/96    Sacramento/Northgate                     1,021            2,843             3,864           1,460
   12/23/96    Phoenix/19th Avenue                        991            3,081             4,072           1,525
   12/23/96    Bedford Park/Cicero                      1,321            4,188             5,509           2,065
   12/23/96    Lake Worth/Lk Worth                      1,111            3,174             4,285           1,675


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

  12/23/96     Arlington/Algonquin                         -             991            2,569            916              -
  12/23/96     Seattle/15th Avenue                         -             781            2,024            294              -
  12/23/96     Southington/Spring                          -             811            2,102            458              -
  12/23/96     Clifton/Broad Street                        -               -            5,070            257              -
  12/23/96     Hillside/Glenwood                           -               -            4,614            441              -
  12/23/96     Nashville/Dickerson Pike                    -             990            2,440            269              -
  12/23/96     Madison/Gallatin Road                       -             780            1,922            477              -
  12/30/96     Concorde/Treat                              -           1,396            3,258            340              -
  12/30/96     Virginia Beach                              -             535            1,248            229              -
  12/30/96     San Mateo                                   -           2,408            5,619            274              -
   1/22/97     Austin, 1033 E. 41 Street                   -             257            3,633            149              -
   4/12/97     Annandale / Backlick                        -             955            2,229            396              -
   4/12/97     Ft. Worth / West Freeway                    -             667            1,556            345              -
   4/12/97     Campbell / S. Curtner                       -           2,550            5,950            840              -
   4/12/97     Aurora / S. Idalia                          -           1,002            2,338            666              -
   4/12/97     Santa Cruz / Capitola                       -           1,037            2,420            366              -
   4/12/97     Indianapolis / Lafayette Road               -             682            1,590            670              -
   4/12/97     Indianapolis / Route 31                     -             619            1,444            556              -
   4/12/97     Farmingdale / Broad Hollow Rd.              -           1,568            3,658          1,065              -
   4/12/97     Tyson's Corner / Springhill Rd.             -           3,861            9,010          1,428              -
   4/12/97     Fountain Valley / Newhope                   -           1,137            2,653            439              -
   4/12/97     Dallas / Winsted                            -           1,375            3,209            567              -
   4/12/97     Columbia / Broad River Rd.                  -             121              282            174              -
   4/12/97     Livermore / S. Front Road                   -             876            2,044            227              -
   4/12/97     Garland / Plano                             -             889            2,073            291              -
   4/12/97     San Jose / Story Road                       -           1,352            3,156            778              -
   4/12/97     Aurora / Abilene                            -           1,406            3,280            577              -
   4/12/97     Antioch / Sunset Drive                      -           1,035            2,416            307              -
   4/12/97     Rancho Cordova / Sunrise                    -           1,048            2,445            439              -
   4/12/97     Berlin / Wilbur Cross                       -             756            1,764            455              -
   4/12/97     Whittier / Whittier Blvd.                   -             648            1,513            211              -
   4/12/97     Peabody / Newbury Street                    -           1,159            2,704            682              -
   4/12/97     Denver / Blake                              -             602            1,405            244              -
   4/12/97     Evansville / Green River Road               -             470            1,096            245              -
   4/12/97     Burien / First Ave. So.                     -             792            1,847            319              -
   4/12/97     Rancho Cordova / Mather Field               -             494            1,153            419              -
   4/12/97     Sugar Land / Eldridge                       -             705            1,644            331              -
   4/12/97     Columbus / Eastland Drive                   -             602            1,405            355              -
   4/12/97     Slickerville / Black Horse Pike             -             539            1,258            281              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

  12/23/96     Arlington/Algonquin                        991            3,485             4,476           1,976
  12/23/96     Seattle/15th Avenue                        780            2,319             3,099           1,222
  12/23/96     Southington/Spring                         810            2,561             3,371           1,278
  12/23/96     Clifton/Broad Street                         -            5,327             5,327           4,557
  12/23/96     Hillside/Glenwood                            -            5,055             5,055           3,224
  12/23/96     Nashville/Dickerson Pike                   990            2,709             3,699           1,404
  12/23/96     Madison/Gallatin Road                      780            2,399             3,179           1,247
  12/30/96     Concorde/Treat                           1,396            3,598             4,994           1,847
  12/30/96     Virginia Beach                             535            1,477             2,012             773
  12/30/96     San Mateo                                2,408            5,893             8,301           2,949
   1/22/97     Austin, 1033 E. 41 Street                  257            3,782             4,039           1,838
   4/12/97     Annandale / Backlick                       955            2,625             3,580           1,329
   4/12/97     Ft. Worth / West Freeway                   667            1,901             2,568             934
   4/12/97     Campbell / S. Curtner                    2,549            6,791             9,340           3,266
   4/12/97     Aurora / S. Idalia                       1,001            3,005             4,006           1,568
   4/12/97     Santa Cruz / Capitola                    1,037            2,786             3,823           1,363
   4/12/97     Indianapolis / Lafayette Road              681            2,261             2,942           1,102
   4/12/97     Indianapolis / Route 31                    618            2,001             2,619           1,012
   4/12/97     Farmingdale / Broad Hollow Rd.           1,567            4,724             6,291           2,253
   4/12/97     Tyson's Corner / Springhill Rd.          3,781           10,518            14,299           5,221
   4/12/97     Fountain Valley / Newhope                1,137            3,092             4,229           1,489
   4/12/97     Dallas / Winsted                         1,375            3,776             5,151           1,854
   4/12/97     Columbia / Broad River Rd.                 121              456               577             278
   4/12/97     Livermore / S. Front Road                  876            2,271             3,147           1,107
   4/12/97     Garland / Plano                            888            2,365             3,253           1,168
   4/12/97     San Jose / Story Road                    1,352            3,934             5,286           1,863
   4/12/97     Aurora / Abilene                         1,405            3,858             5,263           1,920
   4/12/97     Antioch / Sunset Drive                   1,035            2,723             3,758           1,322
   4/12/97     Rancho Cordova / Sunrise                 1,048            2,884             3,932           1,494
   4/12/97     Berlin / Wilbur Cross                      756            2,219             2,975           1,091
   4/12/97     Whittier / Whittier Blvd.                  648            1,724             2,372             853
   4/12/97     Peabody / Newbury Street                 1,158            3,387             4,545           1,768
   4/12/97     Denver / Blake                             602            1,649             2,251             837
   4/12/97     Evansville / Green River Road              470            1,341             1,811             678
   4/12/97     Burien / First Ave. So.                    791            2,167             2,958           1,083
   4/12/97     Rancho Cordova / Mather Field              494            1,572             2,066             794
   4/12/97     Sugar Land / Eldridge                      704            1,976             2,680             977
   4/12/97     Columbus / Eastland Drive                  602            1,760             2,362             939
   4/12/97     Slickerville / Black Horse Pike            539            1,539             2,078             802


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   4/12/97     Seattle / Aurora                            -           1,145            2,671            406              -
   4/12/97     Gaithersburg / Christopher Ave.             -             972            2,268            442              -
   4/12/97     Manchester / Tolland Turnpike               -             807            1,883            384              -
   6/25/97     L.A./Venice Blvd.                           -             523            1,221          1,868              -
   6/25/97     Kirkland-Totem                              -           2,131            4,972            268              -
   6/25/97     Idianapolis                                 -             471            1,098            424              -
   6/25/97     Dallas                                      -             699            1,631            149              -
   6/25/97     Atlanta                                     -           1,183            2,761            179              -
   6/25/97     Bensalem                                    -           1,159            2,705            155              -
   6/25/97     Evansville                                  -             429            1,000            136              -
   6/25/97     Austin                                      -             813            1,897            154              -
   6/25/97     Harbor City                                 -           1,244            2,904            296              -
   6/25/97     Birmingham                                  -             539            1,258            181              -
   6/25/97     Sacramento                                  -             489            1,396            (38)             -
   6/25/97     Carrollton                                  -             441            1,029             66              -
   6/25/97     La Habra                                    -             822            1,918            186              -
   6/25/97     Lombard                                     -           1,527            3,564          1,788              -
   6/25/97     Fairfield                                   -             740            1,727            145              -
   6/25/97     Seattle                                     -           1,498            3,494          9,779              -
   6/25/97     Bellevue                                    -           1,653            3,858            264              -
   6/25/97     Citrus Heights                              -             642            1,244            641              -
   6/25/97     San Jose                                    -           1,273            2,971             38              -
   6/25/97     Stanton                                     -             948            2,212             87              -
   6/25/97     Garland                                     -             486            1,135            135              -
   6/25/97     Westford                                    -             857            1,999            448              -
   6/25/97     Dallas                                      -           1,627            3,797            853              -
   6/25/97     Wheat Ridge                                 -           1,054            2,459            444              -
   6/25/97     Berlin                                      -             825            1,925          4,612              -
   6/25/97     Gretna                                      -           1,069            2,494            766              -
   6/25/97     Spring                                      -             461            1,077            310              -
   6/25/97     Sacramento                                  -             592            1,380          1,118              -
   6/25/97     Houston/South Dairyashford                  -             856            1,997            470              -
   6/25/97     Naperville                                  -           1,108            2,585            523              -
   6/25/97     Carrollton                                  -           1,158            2,702            716              -
   6/25/97     Waipahu                                     -           1,620            3,780            871              -
   6/25/97     Davis                                       -             628            1,465            240              -
   6/25/97     Decatur                                     -             951            2,220            456              -
   6/25/97     Jacksonville                                -             653            1,525            374              -
   6/25/97     Chicoppe                                    -             663            1,546            483              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   4/12/97     Seattle / Aurora                         1,144            3,078             4,222           1,506
   4/12/97     Gaithersburg / Christopher Ave.            972            2,710             3,682           1,355
   4/12/97     Manchester / Tolland Turnpike              807            2,267             3,074           1,096
   6/25/97     L.A./Venice Blvd.                        1,044            2,568             3,612           1,035
   6/25/97     Kirkland-Totem                           2,098            5,273             7,371           2,621
   6/25/97     Idianapolis                                471            1,522             1,993             727
   6/25/97     Dallas                                     699            1,780             2,479             864
   6/25/97     Atlanta                                  1,183            2,940             4,123           1,467
   6/25/97     Bensalem                                 1,159            2,860             4,019           1,405
   6/25/97     Evansville                                 400            1,165             1,565             568
   6/25/97     Austin                                     813            2,051             2,864             996
   6/25/97     Harbor City                              1,244            3,200             4,444           1,664
   6/25/97     Birmingham                                 539            1,439             1,978             728
   6/25/97     Sacramento                                 489            1,358             1,847             659
   6/25/97     Carrollton                                 441            1,095             1,536             534
   6/25/97     La Habra                                   822            2,104             2,926           1,039
   6/25/97     Lombard                                  2,046            4,833             6,879           2,262
   6/25/97     Fairfield                                  740            1,872             2,612             914
   6/25/97     Seattle                                  1,447           13,324            14,771           2,989
   6/25/97     Bellevue                                 1,653            4,122             5,775           2,016
   6/25/97     Citrus Heights                             642            1,885             2,527           1,014
   6/25/97     San Jose                                 1,273            3,009             4,282           1,447
   6/25/97     Stanton                                    947            2,300             3,247           1,126
   6/25/97     Garland                                    486            1,270             1,756             622
   6/25/97     Westford                                   857            2,447             3,304           1,226
   6/25/97     Dallas                                   1,627            4,650             6,277           2,287
   6/25/97     Wheat Ridge                              1,053            2,904             3,957           1,422
   6/25/97     Berlin                                     504            6,858             7,362           1,623
   6/25/97     Gretna                                   1,069            3,260             4,329           1,688
   6/25/97     Spring                                     461            1,387             1,848             677
   6/25/97     Sacramento                                 720            2,370             3,090           1,110
   6/25/97     Houston/South Dairyashford                 855            2,468             3,323           1,203
   6/25/97     Naperville                               1,108            3,108             4,216           1,522
   6/25/97     Carrollton                               1,157            3,419             4,576           1,672
   6/25/97     Waipahu                                  1,619            4,652             6,271           2,275
   6/25/97     Davis                                      628            1,705             2,333             833
   6/25/97     Decatur                                    951            2,676             3,627           1,337
   6/25/97     Jacksonville                               653            1,899             2,552             940
   6/25/97     Chicoppe                                   662            2,030             2,692           1,033


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   6/25/97     Alexandria                                  -           1,533            3,576            606              -
   6/25/97     Houston/Veterans Memorial Dr.               -             458            1,070            276              -
   6/25/97     Los Angeles/Olympic                         -           4,392           10,247          1,371              -
   6/25/97     Littleton                                   -           1,340            3,126            660              -
   6/25/97     Metairie                                    -           1,229            2,868            297              -
   6/25/97     Louisville                                  -             717            1,672            416              -
   6/25/97     East Hazel Crest                            -             753            1,757          2,295              -
   6/25/97     Edmonds                                     -           1,187            2,770            475              -
   6/25/97     Foster City                                 -           1,064            2,483            383              -
   6/25/97     Chicago                                     -           1,160            2,708            590              -
   6/25/97     Philadelphia                                -             924            2,155            444              -
   6/25/97     Dallas/Vilbig Rd.                           -             508            1,184            348              -
   6/25/97     Staten Island                               -           1,676            3,910            724              -
   6/25/97     Pelham Manor                                -           1,209            2,820            888              -
   6/25/97     Irving                                      -             469            1,093            248              -
   6/25/97     Elk Grove                                   -             642            1,497            477              -
   6/25/97     LAX                                         -           1,312            3,062            577              -
   6/25/97     Denver                                      -           1,316            3,071            823              -
   6/25/97     Plano                                       -           1,369            3,193            594              -
   6/25/97     Lynnwood                                    -             839            1,959            419              -
   6/25/97     Lilburn                                     -             507            1,182            446              -
   6/25/97     Parma                                       -             881            2,055            756              -
   6/25/97     Davie                                       -           1,086            2,533            699              -
   6/25/97     Allen Park                                  -             953            2,223            575              -
   6/25/97     Aurora                                      -             808            1,886            480              -
   6/25/97     San Diego/16th Street                       -             932            2,175            735              -
   6/25/97     Sterling Heights                            -             766            1,787            610              -
   6/25/97     East L.A./Boyle Heights                     -             957            2,232            559              -
   6/25/97     Springfield/Alban Station                   -           1,317            3,074            859              -
   6/25/97     Littleton                                   -             868            2,026            525              -
   6/25/97     Sacramento/57th Street                      -             869            2,029            562              -
   6/25/97     Miami                                       -           1,762            4,111          1,066              -
   8/13/97     Santa Monica / Wilshire Blvd.               -           2,040            4,760            441              -
   10/1/97     Marietta /Austell Rd                        -             398            1,326            373            681
   10/1/97     Denver / Leetsdale                          -           1,407            1,682            380            952
   10/1/97     Baltimore / York Road                       -           1,538            1,952            809          1,125
   10/1/97     Bolingbrook                                 -             737            1,776            388            927
   10/1/97     Kent / Central                              -             483            1,321            227            687
   10/1/97     Geneva / Roosevelt                          -             355            1,302            262            665




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   6/25/97     Alexandria                               1,532            4,183             5,715           2,023
   6/25/97     Houston/Veterans Memorial Dr.              458            1,346             1,804             654
   6/25/97     Los Angeles/Olympic                      4,390           11,620            16,010           5,515
   6/25/97     Littleton                                1,339            3,787             5,126           1,900
   6/25/97     Metairie                                 1,229            3,165             4,394           1,652
   6/25/97     Louisville                                 716            2,089             2,805           1,012
   6/25/97     East Hazel Crest                         1,213            3,592             4,805           2,019
   6/25/97     Edmonds                                  1,187            3,245             4,432           1,569
   6/25/97     Foster City                              1,064            2,866             3,930           1,373
   6/25/97     Chicago                                  1,160            3,298             4,458           1,652
   6/25/97     Philadelphia                               923            2,600             3,523           1,287
   6/25/97     Dallas/Vilbig Rd.                          507            1,533             2,040             740
   6/25/97     Staten Island                            1,675            4,635             6,310           2,201
   6/25/97     Pelham Manor                             1,208            3,709             4,917           1,932
   6/25/97     Irving                                     468            1,342             1,810             661
   6/25/97     Elk Grove                                  642            1,974             2,616             919
   6/25/97     LAX                                      1,312            3,639             4,951           1,815
   6/25/97     Denver                                   1,316            3,894             5,210           1,920
   6/25/97     Plano                                    1,368            3,788             5,156           1,828
   6/25/97     Lynnwood                                   839            2,378             3,217           1,176
   6/25/97     Lilburn                                    506            1,629             2,135             823
   6/25/97     Parma                                      880            2,812             3,692           1,392
   6/25/97     Davie                                    1,085            3,233             4,318           1,635
   6/25/97     Allen Park                                 953            2,798             3,751           1,384
   6/25/97     Aurora                                     808            2,366             3,174           1,163
   6/25/97     San Diego/16th Street                      932            2,910             3,842           1,458
   6/25/97     Sterling Heights                           766            2,397             3,163           1,198
   6/25/97     East L.A./Boyle Heights                    956            2,792             3,748           1,351
   6/25/97     Springfield/Alban Station                1,317            3,933             5,250           1,903
   6/25/97     Littleton                                  868            2,551             3,419           1,256
   6/25/97     Sacramento/57th Street                     869            2,591             3,460           1,265
   6/25/97     Miami                                    1,761            5,178             6,939           2,534
   8/13/97     Santa Monica / Wilshire Blvd.            2,039            5,202             7,241           2,538
   10/1/97     Marietta /Austell Rd                       440            2,338             2,778           1,080
   10/1/97     Denver / Leetsdale                       1,554            2,867             4,421           1,364
   10/1/97     Baltimore / York Road                    1,699            3,725             5,424           1,818
   10/1/97     Bolingbrook                                814            3,014             3,828           1,378
   10/1/97     Kent / Central                             533            2,185             2,718           1,002
   10/1/97     Geneva / Roosevelt                         392            2,192             2,584           1,027


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   10/1/97     Denver / Sheridan                           -             429            1,105            347            587
   10/1/97     Mountlake Terrace                           -           1,017            1,783            292            950
   10/1/97     Carol Stream/ St.Charles                    -             185            1,187            287            591
   10/1/97     Marietta / Cobb Park                        -             420            1,131            361            619
   10/1/97     Venice / Rose                               -           5,468            5,478          1,048          3,117
   10/1/97     Ventura / Ventura Blvd                      -             911            2,227            490          1,146
   10/1/97     Studio City/ Ventura                        -           2,421            1,610            228            995
   10/1/97     Madison Heights                             -             428            1,686          3,196          1,014
   10/1/97     Lax / Imperial                              -           1,662            2,079            237          1,159
   10/1/97     Justice / Industrial                        -             233            1,181            190            589
   10/1/97     Burbank / San Fernando                      -           1,825            2,210            333          1,223
   10/1/97     Pinole / Appian Way                         -             728            1,827            254            935
   10/1/97     Denver / Tamarac Park                       -           2,545            1,692            562          1,127
   10/1/97     Gresham / Powell                            -             322            1,298            292            646
   10/1/97     Warren / Mound Road                         -             268            1,025            230            528
   10/1/97     Woodside/Brooklyn                           -           5,016            3,950          1,542          3,195
   10/1/97     Enfield / Elm Street                        -             399            1,900            394            945
   10/1/97     Roselle / Lake Street                       -             312            1,411            243            710
   10/1/97     Milwaukee / Appleton                        -             324            1,385            314            706
   10/1/97     Emeryville / Bay St                         -           1,602            1,830            274          1,091
   10/1/97     Monterey / Del Rey                          -             257            1,048            263            563
   10/1/97     San Leandro / Washington                    -             660            1,142            203            653
   10/1/97     Boca Raton / N.W. 20                        -           1,140            2,256            584          1,198
   10/1/97     Washington Dc/So Capital                    -           1,437            4,489            586          2,274
   10/1/97     Lynn / Lynnway                              -             463            3,059            545          1,513
   10/1/97     Pompano Beach                               -           1,077            1,527            943            869
   10/1/97     Lake Oswego/ N.State                        -             465            1,956            301            972
   10/1/97     Daly City / Mission                         -             389            2,921            264          1,389
   10/1/97     Odenton / Route 175                         -             456            2,104            470          1,053
   10/1/97     Novato / Landing                            -           2,416            3,496            346          1,706
   10/1/97     St. Louis / Lindberg                        -             584            1,508            372            711
   10/1/97     Oakland/International                       -             358            1,568            274            700
   10/1/97     Stockton / March Lane                       -             663            1,398            299            657
   10/1/97     Des Plaines / Golf Rd                       -           1,363            3,093            286          1,118
   10/1/97     Morton Grove / Wauke                        -           2,658            3,232          6,381            822
   10/1/97     Los Angeles / Jefferson                     -           1,090            1,580            295            820
   10/1/97     Los Angeles / Martin                        -             869            1,152            152            717
   10/1/97     San Leandro / E. 14th                       -             627            1,289            174            608
   10/1/97     Tucson / Tanque Verde                       -             345            1,709            330            709




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   10/1/97     Denver / Sheridan                          474            1,994             2,468             953
   10/1/97     Mountlake Terrace                        1,123            2,919             4,042           1,300
   10/1/97     Carol Stream/ St.Charles                   205            2,045             2,250             939
   10/1/97     Marietta / Cobb Park                       464            2,067             2,531             944
   10/1/97     Venice / Rose                            6,041            9,070            15,111           3,872
   10/1/97     Ventura / Ventura Blvd                   1,006            3,768             4,774           1,718
   10/1/97     Studio City/ Ventura                     2,675            2,579             5,254           1,164
   10/1/97     Madison Heights                            473            5,851             6,324           1,343
   10/1/97     Lax / Imperial                           1,836            3,301             5,137           1,548
   10/1/97     Justice / Industrial                       258            1,935             2,193             897
   10/1/97     Burbank / San Fernando                   2,016            3,575             5,591           1,639
   10/1/97     Pinole / Appian Way                        804            2,940             3,744           1,353
   10/1/97     Denver / Tamarac Park                    2,811            3,115             5,926           1,505
   10/1/97     Gresham / Powell                           356            2,202             2,558             955
   10/1/97     Warren / Mound Road                        296            1,755             2,051             771
   10/1/97     Woodside/Brooklyn                        5,541            8,162            13,703           3,133
   10/1/97     Enfield / Elm Street                       441            3,197             3,638           1,367
   10/1/97     Roselle / Lake Street                      344            2,332             2,676           1,056
   10/1/97     Milwaukee / Appleton                       357            2,372             2,729           1,058
   10/1/97     Emeryville / Bay St                      1,770            3,027             4,797           1,395
   10/1/97     Monterey / Del Rey                         284            1,847             2,131             766
   10/1/97     San Leandro / Washington                   729            1,929             2,658             854
   10/1/97     Boca Raton / N.W. 20                     1,259            3,919             5,178           1,588
   10/1/97     Washington Dc/So Capital                 1,588            7,198             8,786           2,797
   10/1/97     Lynn / Lynnway                             511            5,069             5,580           2,165
   10/1/97     Pompano Beach                            1,190            3,226             4,416           1,192
   10/1/97     Lake Oswego/ N.State                       514            3,180             3,694           1,286
   10/1/97     Daly City / Mission                        429            4,534             4,963           1,911
   10/1/97     Odenton / Route 175                        504            3,579             4,083           1,435
   10/1/97     Novato / Landing                         2,904            5,060             7,964           2,394
   10/1/97     St. Louis / Lindberg                       728            2,447             3,175           1,221
   10/1/97     Oakland/International                      475            2,425             2,900           1,116
   10/1/97     Stockton / March Lane                      811            2,206             3,017           1,024
   10/1/97     Des Plaines / Golf Rd                    1,630            4,230             5,860           2,010
   10/1/97     Morton Grove / Wauke                     3,110            9,983            13,093           3,230
   10/1/97     Los Angeles / Jefferson                  1,322            2,463             3,785           1,096
   10/1/97     Los Angeles / Martin                     1,066            1,824             2,890             796
   10/1/97     San Leandro / E. 14th                      774            1,924             2,698             862
   10/1/97     Tucson / Tanque Verde                      469            2,624             3,093           1,238


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   10/1/97     Randolph / Warren St                        -           2,330            1,914            584          1,332
   10/1/97     Forrestville / Penn.                        -           1,056            2,347            369          1,114
   10/1/97     Bridgeport                                  -           4,877            2,739            855          1,651
   10/1/97     North Hollywood/Vine                        -             906            2,379            246          1,211
   10/1/97     Santa Cruz / Portola                        -             535            1,526            192            761
   10/1/97     Hyde Park / River St                        -             626            1,748            519            665
   10/1/97     Dublin / San Ramon Rd                       -             942            1,999            249            803
   10/1/97     Vallejo / Humboldt                          -             473            1,651            210            757
   10/1/97     Fremont/Warm Springs                        -             848            2,885            318          1,105
   10/1/97     Seattle / Stone Way                         -             829            2,180            426          1,080
   10/1/97     W. Olympia                                  -             149            1,096            388            452
   10/1/97     Mercer/Parkside Ave                         -             359            1,763            310            962
   10/1/97     Bridge Water / Main                         -             445            2,054            387            811
   10/1/97     Norwalk / Hoyt Street                       -           2,369            3,049            638          1,391
   11/2/97     Lansing                                     -             758            1,768            (11)             -
   11/7/97     Phoenix                                     -           1,197            2,793            279              -
  11/13/97     Tinley Park                                 -           1,422            3,319            142              -
   3/17/98     Houston/De Soto Dr.                         -             659            1,537            243              -
   3/17/98     Houston / East Freeway                      -             593            1,384            542              -
   3/17/98     Austin/Ben White                            -             692            1,614            169              -
   3/17/98     Arlington/E.Pioneer                         -             922            2,152            311              -
   3/17/98     Las Vegas/Tropicana                         -           1,285            2,998            201              -
   3/17/98     Branford / Summit Place                     -             728            1,698            328              -
   3/17/98     Las Vegas / Charleston                      -             791            1,845            152              -
   3/17/98     So. San Francisco                           -           1,550            3,617            246              -
   3/17/98     Pasadena / Arroyo Prkwy                     -           3,005            7,012            695              -
   3/17/98     Tempe / E. Broadway                         -             633            1,476            372              -
   3/17/98     Phoenix / N. 43rd Ave                       -             443            1,033          2,276              -
   3/17/98     Phoenix/No. 43rd                            -             380              886         (1,266)             -
   3/17/98     Phoenix / Black Canyon                      -             380              886            978              -
   3/17/98     Phoenix/Black Canyon                        -             136              317           (453)             -
   3/17/98     Nesconset / Southern                        -           1,423            3,321            397              -
    4/1/98     St. Louis / Hwy. 141                        -             659            1,628          4,594              -
    4/1/98     Island Park / Austin                        -           2,313            3,015           (333)             -
    4/1/98     Akron / Brittain Rd.                        -             275            2,248             (4)             -
    4/1/98     Patchogue/W.Sunrise                         -             936            2,184            292              -
    4/1/98     Havertown/West Chester                      -           1,254            2,926            154              -
    4/1/98     Schiller Park/River                         -             568            1,390            159              -
    4/1/98     Chicago / Cuyler                            -           1,400            2,695            248              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   10/1/97     Randolph / Warren St                     2,718            3,442             6,160           1,395
   10/1/97     Forrestville / Penn.                     1,312            3,574             4,886           1,695
   10/1/97     Bridgeport                               5,612            4,510            10,122           2,076
   10/1/97     North Hollywood/Vine                     1,166            3,576             4,742           1,576
   10/1/97     Santa Cruz / Portola                       689            2,325             3,014           1,043
   10/1/97     Hyde Park / River St                       759            2,799             3,558           1,256
   10/1/97     Dublin / San Ramon Rd                    1,118            2,875             3,993           1,302
   10/1/97     Vallejo / Humboldt                         620            2,471             3,091           1,116
   10/1/97     Fremont/Warm Springs                     1,072            4,084             5,156           1,833
   10/1/97     Seattle / Stone Way                      1,078            3,437             4,515           1,469
   10/1/97     W. Olympia                                 209            1,876             2,085             792
   10/1/97     Mercer/Parkside Ave                        503            2,891             3,394           1,238
   10/1/97     Bridge Water / Main                        576            3,121             3,697           1,346
   10/1/97     Norwalk / Hoyt Street                    2,793            4,654             7,447           2,136
   11/2/97     Lansing                                    730            1,785             2,515             870
   11/7/97     Phoenix                                  1,197            3,072             4,269           1,483
  11/13/97     Tinley Park                              1,422            3,461             4,883           1,578
   3/17/98     Houston/De Soto Dr.                        659            1,780             2,439             840
   3/17/98     Houston / East Freeway                     593            1,926             2,519             870
   3/17/98     Austin/Ben White                           682            1,793             2,475             807
   3/17/98     Arlington/E.Pioneer                        922            2,463             3,385           1,200
   3/17/98     Las Vegas/Tropicana                      1,284            3,200             4,484           1,484
   3/17/98     Branford / Summit Place                    727            2,027             2,754             930
   3/17/98     Las Vegas / Charleston                     791            1,997             2,788             928
   3/17/98     So. San Francisco                        1,549            3,864             5,413           1,748
   3/17/98     Pasadena / Arroyo Prkwy                  3,004            7,708            10,712           3,425
   3/17/98     Tempe / E. Broadway                        632            1,849             2,481             920
   3/17/98     Phoenix / N. 43rd Ave                      822            2,930             3,752           1,438
   3/17/98     Phoenix/No. 43rd                             -                -                 -               -
   3/17/98     Phoenix / Black Canyon                     515            1,729             2,244             903
   3/17/98     Phoenix/Black Canyon                         -                -                 -               -
   3/17/98     Nesconset / Southern                     1,423            3,718             5,141           1,646
    4/1/98     St. Louis / Hwy. 141                     1,344            5,537             6,881           2,157
    4/1/98     Island Park / Austin                     1,373            3,622             4,995           1,614
    4/1/98     Akron / Brittain Rd.                       669            1,850             2,519             729
    4/1/98     Patchogue/W.Sunrise                        936            2,476             3,412           1,158
    4/1/98     Havertown/West Chester                   1,249            3,085             4,334           1,438
    4/1/98     Schiller Park/River                        568            1,549             2,117             744
    4/1/98     Chicago / Cuyler                         1,400            2,943             4,343           1,441


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    4/1/98     Chicago Heights/West                        -             468            1,804            214              -
    4/1/98     Arlington Hts/University                    -             670            3,004            174              -
    4/1/98     Cicero / Ogden                              -           1,678            2,266            350              -
    4/1/98     Chicago/W. Howard St.                       -             974            2,875            396              -
    4/1/98     Chicago/N. Western Ave                      -           1,453            3,205            319              -
    4/1/98     Chicago/Northwest Hwy                       -             925            2,412            119              -
    4/1/98     Chicago/N. Wells St.                        -           1,446            2,828            221              -
    4/1/98     Chicago / Pulaski Rd.                       -           1,276            2,858            194              -
    4/1/98     Artesia / Artesia                           -             625            1,419            205              -
    4/1/98     Arcadia / Lower Azusa                       -             821            1,369            285              -
    4/1/98     Manassas / Centreville                      -             405            2,137            396              -
    4/1/98     La Downtwn/10 Fwy                           -           1,608            3,358            282              -
    4/1/98     Bellevue / Northup                          -           1,232            3,306            625              -
    4/1/98     Hollywood/Cole & Wilshire                   -           1,590            1,785            164              -
    4/1/98     Atlanta/John Wesley                         -           1,233            1,665            319              -
    4/1/98     Montebello/S. Maple                         -           1,274            2,299            156              -
    4/1/98     Lake City/Forest Park                       -             248            1,445            157              -
    4/1/98     Baltimore / W. Patap                        -             403            2,650            195              -
    4/1/98     Fraser/Groesbeck Hwy                        -             368            1,796            154              -
    4/1/98     Vallejo / Mini Drive                        -             560            1,803            119              -
    4/1/98     San Diego/54th & Euclid                     -             952            2,550            401              -
    4/1/98     Miami / 5th Street                          -           2,327            3,234            315              -
    4/1/98     Silver Spring/Hill                          -             922            2,080            218              -
    4/1/98     Chicago/E. 95th St.                         -             397            2,357            208              -
    4/1/98     Chicago / S. Harlem                         -             791            1,424            137              -
    4/1/98     St. Charles /Highway                        -             623            1,501            219              -
    4/1/98     Chicago/Burr Ridge Rd.                      -             421            2,165            346              -
    4/1/98     Yonkers / Route 9a                          -           1,722            3,823            437              -
    4/1/98     Silverlake/Glendale                         -           2,314            5,481            312              -
    4/1/98     Chicago/Harlem Ave                          -           1,430            3,038            320              -
    4/1/98     Bethesda / Butler Rd                        -           1,146            2,509             93              -
    4/1/98     Dundalk / Wise Ave                          -             447            2,005            196              -
    4/1/98     St. Louis / Hwy. 141                        -             659            1,628             94              -
    4/1/98     Island Park / Austin                        -           2,313            3,015            337              -
    4/1/98     Dallas / Kingsly                            -           1,095            1,712            224              -
    5/1/98     Berkeley / 2nd St.                          -           1,914            4,466          6,988              -
    5/8/98     Cleveland / W. 117th                        -             930            2,277            388              -
    5/8/98     La /Venice Blvd                             -           1,470            3,599            156              -
    5/8/98     Aurora / Farnsworth                         -             960            2,350            134              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    4/1/98     Chicago Heights/West                       468            2,018             2,486             993
    4/1/98     Arlington Hts/University                   670            3,178             3,848           1,488
    4/1/98     Cicero / Ogden                           1,677            2,617             4,294           1,364
    4/1/98     Chicago/W. Howard St.                      973            3,272             4,245           1,599
    4/1/98     Chicago/N. Western Ave                   1,453            3,524             4,977           1,686
    4/1/98     Chicago/Northwest Hwy                      925            2,531             3,456           1,183
    4/1/98     Chicago/N. Wells St.                     1,446            3,049             4,495           1,414
    4/1/98     Chicago / Pulaski Rd.                    1,276            3,052             4,328           1,420
    4/1/98     Artesia / Artesia                          625            1,624             2,249             828
    4/1/98     Arcadia / Lower Azusa                      821            1,654             2,475             939
    4/1/98     Manassas / Centreville                     405            2,533             2,938           1,401
    4/1/98     La Downtwn/10 Fwy                        1,607            3,641             5,248           1,977
    4/1/98     Bellevue / Northup                       1,231            3,932             5,163           2,132
    4/1/98     Hollywood/Cole & Wilshire                1,590            1,949             3,539           1,033
    4/1/98     Atlanta/John Wesley                      1,233            1,984             3,217           1,116
    4/1/98     Montebello/S. Maple                      1,273            2,456             3,729           1,316
    4/1/98     Lake City/Forest Park                      248            1,602             1,850             861
    4/1/98     Baltimore / W. Patap                       402            2,846             3,248           1,515
    4/1/98     Fraser/Groesbeck Hwy                       368            1,950             2,318           1,008
    4/1/98     Vallejo / Mini Drive                       560            1,922             2,482           1,016
    4/1/98     San Diego/54th & Euclid                    952            2,951             3,903           1,632
    4/1/98     Miami / 5th Street                       2,327            3,549             5,876           1,975
    4/1/98     Silver Spring/Hill                         921            2,299             3,220           1,302
    4/1/98     Chicago/E. 95th St.                        397            2,565             2,962           1,469
    4/1/98     Chicago / S. Harlem                        791            1,561             2,352             891
    4/1/98     St. Charles /Highway                       623            1,720             2,343             995
    4/1/98     Chicago/Burr Ridge Rd.                     421            2,511             2,932           1,378
    4/1/98     Yonkers / Route 9a                       1,721            4,261             5,982           2,350
    4/1/98     Silverlake/Glendale                      2,313            5,794             8,107           3,226
    4/1/98     Chicago/Harlem Ave                       1,430            3,358             4,788           1,827
    4/1/98     Bethesda / Butler Rd                     1,146            2,602             3,748           1,409
    4/1/98     Dundalk / Wise Ave                         447            2,201             2,648           1,199
    4/1/98     St. Louis / Hwy. 141                       659            1,722             2,381           1,011
    4/1/98     Island Park / Austin                     2,313            3,352             5,665           1,947
    4/1/98     Dallas / Kingsly                         1,095            1,936             3,031           1,010
    5/1/98     Berkeley / 2nd St.                       1,837           11,531            13,368           3,028
    5/8/98     Cleveland / W. 117th                       930            2,665             3,595           1,237
    5/8/98     La /Venice Blvd                          1,470            3,755             5,225           1,667
    5/8/98     Aurora / Farnsworth                        960            2,484             3,444           1,104


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    5/8/98     Santa Rosa / Hopper                         -           1,020            2,497            203              -
    5/8/98     Golden Valley / Winn                        -             630            1,542            208              -
    5/8/98     St. Louis / Benham                          -             810            1,983            254              -
    5/8/98     Chicago / S. Chicago                        -             840            2,057            222              -
   10/1/98     El Segundo / Sepulveda                      -           6,586            5,795            349              -
   10/1/98     Atlanta / Memorial Dr.                      -             414            2,239            349              -
   10/1/98     Chicago / W. 79th St                        -             861            2,789            346              -
   10/1/98     Chicago / N. Broadway                       -           1,918            3,824            522              -
   10/1/98     Dallas / Greenville                         -           1,933            2,892            199              -
   10/1/98     Tacoma / Orchard                            -             358            1,987            209              -
   10/1/98     St. Louis / Gravois                         -             312            2,327            399              -
   10/1/98     White Bear Lake                             -             578            2,079            241              -
   10/1/98     Santa Cruz / Soquel                         -             832            2,385            162              -
   10/1/98     Coon Rapids / Hwy 10                        -             330            1,646            172              -
   10/1/98     Oxnard / Hueneme Rd                         -             923            3,925            251              -
   10/1/98     Vancouver/ Millplain                        -             343            2,000            137              -
   10/1/98     Tigard / Mc Ewan                            -             597            1,652             99              -
   10/1/98     Griffith / Cline                            -             299            2,118            152              -
   10/1/98     Miami / Sunset Drive                        -           1,656            2,321          1,734              -
   10/1/98     Farmington / 9 Mile                         -             580            2,526            361              -
   10/1/98     Los Gatos / University                      -           2,234            3,890            283              -
   10/1/98     N. Hollywood                                -           1,484            3,143            129              -
   10/1/98     Petaluma / Transport                        -             460            1,840          4,958              -
   10/1/98     Chicago / 111th                             -             341            2,898          2,306              -
   10/1/98     Upper Darby / Market                        -             808            5,011            299              -
   10/1/98     San Jose / Santa                            -             966            3,870            150              -
   10/1/98     San Diego / Morena                          -           3,173            5,469            279              -
   10/1/98     Brooklyn /Rockaway Ave                      -           6,272            9,691            576              -
   10/1/98     Revere / Charger St                         -           1,997            3,727            629              -
   10/1/98     Las Vegas / E. Charles                      -             602            2,545            314              -
   10/1/98     Laurel / Baltimore Ave                      -           1,899            4,498            228              -
   10/1/98     East La/Figueroa & 4th                      -           1,213            2,689            158              -
   10/1/98     Oldsmar / Tampa Road                        -             760            2,154          2,861              -
   10/1/98     Ft. Lauderdale /S.W.                        -           1,046            2,928            319              -
   10/1/98     Miami / Nw 73rd St                          -           1,050            3,064            190              -
   12/9/98     Miami / Nw 115th Ave                        -           1,095            2,349          4,949              -
    1/1/99     New Orleans/St.Charles                      -           1,463            2,634           (291)             -
    1/6/99     Brandon / E. Brandon Blvd                   -           1,560            3,695            152              -
   3/12/99     St. Louis / N. Lindbergh Blvd.              -           1,688            3,939            409              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    5/8/98     Santa Rosa / Hopper                      1,020            2,700             3,720           1,205
    5/8/98     Golden Valley / Winn                       630            1,750             2,380             811
    5/8/98     St. Louis / Benham                         810            2,237             3,047           1,021
    5/8/98     Chicago / S. Chicago                       840            2,279             3,119           1,016
   10/1/98     El Segundo / Sepulveda                   6,584            6,146            12,730           2,731
   10/1/98     Atlanta / Memorial Dr.                     414            2,588             3,002           1,210
   10/1/98     Chicago / W. 79th St                       861            3,135             3,996           1,488
   10/1/98     Chicago / N. Broadway                    1,917            4,347             6,264           1,939
   10/1/98     Dallas / Greenville                      1,933            3,091             5,024           1,360
   10/1/98     Tacoma / Orchard                           358            2,196             2,554             989
   10/1/98     St. Louis / Gravois                        312            2,726             3,038           1,221
   10/1/98     White Bear Lake                            578            2,320             2,898           1,078
   10/1/98     Santa Cruz / Soquel                        832            2,547             3,379           1,135
   10/1/98     Coon Rapids / Hwy 10                       330            1,818             2,148             817
   10/1/98     Oxnard / Hueneme Rd                        923            4,176             5,099           1,871
   10/1/98     Vancouver/ Millplain                       342            2,138             2,480             944
   10/1/98     Tigard / Mc Ewan                           597            1,751             2,348             784
   10/1/98     Griffith / Cline                           299            2,270             2,569             989
   10/1/98     Miami / Sunset Drive                     2,266            3,445             5,711           1,457
   10/1/98     Farmington / 9 Mile                        580            2,887             3,467           1,256
   10/1/98     Los Gatos / University                   2,234            4,173             6,407           1,813
   10/1/98     N. Hollywood                             1,483            3,273             4,756           1,426
   10/1/98     Petaluma / Transport                       857            6,401             7,258           2,139
   10/1/98     Chicago / 111th                            431            5,114             5,545           1,901
   10/1/98     Upper Darby / Market                       807            5,311             6,118           2,351
   10/1/98     San Jose / Santa                           966            4,020             4,986           1,756
   10/1/98     San Diego / Morena                       3,172            5,749             8,921           2,509
   10/1/98     Brooklyn /Rockaway Ave                   6,270           10,269            16,539           4,646
   10/1/98     Revere / Charger St                      1,996            4,357             6,353           1,986
   10/1/98     Las Vegas / E. Charles                     602            2,859             3,461           1,354
   10/1/98     Laurel / Baltimore Ave                   1,898            4,727             6,625           2,096
   10/1/98     East La/Figueroa & 4th                   1,213            2,847             4,060           1,233
   10/1/98     Oldsmar / Tampa Road                     1,049            4,726             5,775           1,814
   10/1/98     Ft. Lauderdale /S.W.                     1,045            3,248             4,293           1,465
   10/1/98     Miami / Nw 73rd St                       1,049            3,255             4,304           1,473
   12/9/98     Miami / Nw 115th Ave                     1,185            7,208             8,393           1,617
    1/1/99     New Orleans/St.Charles                   1,039            2,767             3,806           1,276
    1/6/99     Brandon / E. Brandon Blvd                1,559            3,848             5,407           1,451
   3/12/99     St. Louis / N. Lindbergh Blvd.           1,687            4,349             6,036           1,963


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/12/99     St. Louis /Vandeventer Midtown              -             699            1,631            435              -
   3/12/99     St. Ann / Maryland Heights                  -           1,035            2,414            405              -
   3/12/99     Florissant / N. Hwy 67                      -             971            2,265            295              -
   3/12/99     Ferguson Area-W.Florissant                  -           1,194            2,732            564              -
   3/12/99     Florissant / New Halls Ferry Rd             -           1,144            2,670            629              -
   3/12/99     St. Louis / Airport                         -             785            1,833            298              -
   3/12/99     St. Louis/ S.Third St                       -           1,096            2,557            176              -
   3/12/99     Kansas City / E. 47th St.                   -             610            1,424            198              -
   3/12/99     Kansas City /E. 67th Terrace                -           1,136            2,643            376              -
   3/12/99     Kansas City / James A. Reed Rd              -             749            1,748            149              -
   3/12/99     Independence / 291                          -             871            2,032            183              -
   3/12/99     Raytown / Woodson Rd                        -             915            2,134            159              -
   3/12/99     Kansas City / 34th Main Street              -             114            2,599            762              -
   3/12/99     Columbia / River Dr                         -             671            1,566            336              -
   3/12/99     Columbia / Buckner Rd                       -             714            1,665            408              -
   3/12/99     Columbia / Decker Park Rd                   -             605            1,412            128              -
   3/12/99     Columbia / Rosewood Dr                      -             777            1,814            123              -
   3/12/99     W. Columbia / Orchard Dr.                   -             272              634            228              -
   3/12/99     W. Columbia / Airport Blvd                  -             493            1,151            260              -
   3/12/99     Greenville / Whitehorse Rd                  -             882            2,058            261              -
   3/12/99     Greenville / Woods Lake Rd                  -             364              849            197              -
   3/12/99     Mauldin / N. Main Street                    -             571            1,333            275              -
   3/12/99     Simpsonville / Grand View Dr                -             582            1,358            155              -
   3/12/99     Taylors / Wade Hampton Blvd                 -             650            1,517            215              -
   3/12/99     Charleston/Ashley Phosphate                 -             839            1,950            357              -
   3/12/99     N. Charleston / Dorchester Rd               -             380              886            172              -
   3/12/99     N. Charleston / Dorchester                  -             487            1,137            251              -
   3/12/99     Charleston / Sam Rittenberg Blvd            -             555            1,296            155              -
   3/12/99     Hilton Head / Office Park Rd                -           1,279            2,985            227              -
   3/12/99     Columbia / Plumbers Rd                      -             368              858            268              -
   3/12/99     Greenville / Pineknoll Rd                   -             927            2,163            249              -
   3/12/99     Hilton Head / Yacht Cove Dr                 -           1,182            2,753             20              -
   3/12/99     Spartanburg / Chesnee Hwy                   -             533            1,244            545              -
   3/12/99     Charleston / Ashley River Rd                -           1,114            2,581            269              -
   3/12/99     Columbia / Broad River                      -           1,463            3,413            437              -
   3/12/99     Charlotte / East Wt Harris Blvd             -             736            1,718            256              -
   3/12/99     Charlotte / North Tryon St.                 -             708            1,653            641              -
   3/12/99     Charlotte / South Blvd                      -             641            1,496            259              -
   3/12/99     Kannapolis / Oregon St                      -             463            1,081            250              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/12/99     St. Louis /Vandeventer Midtown             699            2,066             2,765             882
   3/12/99     St. Ann / Maryland Heights               1,034            2,820             3,854           1,243
   3/12/99     Florissant / N. Hwy 67                     970            2,561             3,531           1,162
   3/12/99     Ferguson Area-W.Florissant               1,177            3,313             4,490           1,554
   3/12/99     Florissant / New Halls Ferry Rd          1,144            3,299             4,443           1,531
   3/12/99     St. Louis / Airport                        785            2,131             2,916             975
   3/12/99     St. Louis/ S.Third St                    1,096            2,733             3,829           1,132
   3/12/99     Kansas City / E. 47th St.                  610            1,622             2,232             733
   3/12/99     Kansas City /E. 67th Terrace             1,134            3,021             4,155           1,234
   3/12/99     Kansas City / James A. Reed Rd             749            1,897             2,646             800
   3/12/99     Independence / 291                         871            2,215             3,086             956
   3/12/99     Raytown / Woodson Rd                       914            2,294             3,208             965
   3/12/99     Kansas City / 34th Main Street             114            3,361             3,475           1,551
   3/12/99     Columbia / River Dr                        671            1,902             2,573             863
   3/12/99     Columbia / Buckner Rd                      713            2,074             2,787           1,001
   3/12/99     Columbia / Decker Park Rd                  605            1,540             2,145             680
   3/12/99     Columbia / Rosewood Dr                     777            1,937             2,714             825
   3/12/99     W. Columbia / Orchard Dr.                  272              862             1,134             430
   3/12/99     W. Columbia / Airport Blvd                 493            1,411             1,904             623
   3/12/99     Greenville / Whitehorse Rd                 882            2,319             3,201             968
   3/12/99     Greenville / Woods Lake Rd                 364            1,046             1,410             468
   3/12/99     Mauldin / N. Main Street                   571            1,608             2,179             703
   3/12/99     Simpsonville / Grand View Dr               573            1,522             2,095             670
   3/12/99     Taylors / Wade Hampton Blvd                650            1,732             2,382             732
   3/12/99     Charleston/Ashley Phosphate                823            2,323             3,146           1,010
   3/12/99     N. Charleston / Dorchester Rd              379            1,059             1,438             483
   3/12/99     N. Charleston / Dorchester                 487            1,388             1,875             627
   3/12/99     Charleston / Sam Rittenberg Blvd           555            1,451             2,006             635
   3/12/99     Hilton Head / Office Park Rd             1,279            3,212             4,491           1,350
   3/12/99     Columbia / Plumbers Rd                     368            1,126             1,494             502
   3/12/99     Greenville / Pineknoll Rd                  927            2,412             3,339           1,069
   3/12/99     Hilton Head / Yacht Cove Dr                826            3,129             3,955           1,333
   3/12/99     Spartanburg / Chesnee Hwy                  480            1,842             2,322             913
   3/12/99     Charleston / Ashley River Rd             1,108            2,856             3,964           1,230
   3/12/99     Columbia / Broad River                   1,462            3,851             5,313           1,670
   3/12/99     Charlotte / East Wt Harris Blvd            736            1,974             2,710             817
   3/12/99     Charlotte / North Tryon St.                708            2,294             3,002           1,093
   3/12/99     Charlotte / South Blvd                     641            1,755             2,396             775
   3/12/99     Kannapolis / Oregon St                     463            1,331             1,794             570


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/12/99     Durham / E. Club Blvd                       -             947            2,209            232              -
   3/12/99     Durham / N. Duke St.                        -             769            1,794            196              -
   3/12/99     Raleigh / Maitland Dr                       -             679            1,585            342              -
   3/12/99     Greensboro / O'henry Blvd                   -             577            1,345            468              -
   3/12/99     Gastonia / S. York Rd                       -             467            1,089            260              -
   3/12/99     Durham / Kangaroo Dr.                       -           1,102            2,572            557              -
   3/12/99     Pensacola / Brent Lane                      -             402              938            (59)             -
   3/12/99     Pensacola / Creighton Road                  -             454            1,060            247              -
   3/12/99     Jacksonville / Park Avenue                  -             905            2,113            236              -
   3/12/99     Jacksonville / Phillips Hwy                 -             665            1,545            320              -
   3/12/99     Clearwater / Highland Ave                   -             724            1,690            305              -
   3/12/99     Tarpon Springs / Us Highway 19              -             892            2,081            327              -
   3/12/99     Orlando /S. Orange Blossom Trail            -           1,229            2,867            286              -
   3/12/99     Casselberry Ii                              -           1,160            2,708            269              -
   3/12/99     Miami / Nw 14th Street                      -           1,739            4,058            234              -
   3/12/99     Tarpon Springs / Highway 19                 -           1,179            2,751            432              -
   3/12/99     Ft. Myers / Tamiami Trail South             -             834            1,945           (225)             -
   3/12/99     Jacksonville / Ft. Caroline Rd.             -           1,037            2,420            286              -
   3/12/99     Orlando / South Semoran                     -             565            1,319             94              -
   3/12/99     Jacksonville / Southside Blvd.              -           1,278            2,982            367              -
   3/12/99     Miami / Nw 7th Ave                          -             783            1,827            204              -
   3/12/99     Vero Beach / Us Hwy 1                       -             678            1,583            170              -
   3/12/99     Ponte Vedra / Palm Valley Rd.               -             745            2,749            785              -
   3/12/99     Miami Lakes / Nw 153rd St.                  -             425              992            183              -
   3/12/99     Deerfield Beach / Sw 10th St.               -           1,844            4,302            117              -
   3/12/99     Apopka / S. Orange Blossom                  -             307              717            273              -
   3/12/99     Davie / University                          -             313            4,379            645              -
   3/12/99     Arlington / Division                        -             998            2,328            163              -
   3/12/99     Duncanville/S.Cedar Ridge                   -           1,477            3,447            302              -
   3/12/99     Carrollton / Trinity Mills West             -             530            1,237            114              -
   3/12/99     Houston / Wallisville Rd.                   -             744            1,736            215              -
   3/12/99     Houston / Fondren South                     -             647            1,510            198              -
   3/12/99     Houston / Addicks Satsuma                   -             409              954            172              -
   3/12/99     Addison / Inwood Road                       -           1,204            2,808            141              -
   3/12/99     Garland / Jackson Drive                     -             755            1,761            166              -
   3/12/99     Garland / Buckingham Road                   -             492            1,149            184              -
   3/12/99     Houston / South Main                        -           1,461            3,409            254              -
   3/12/99     Plano / Parker Road-Avenue K                -           1,517            3,539            272              -
   3/12/99     Houston / Bingle Road                       -             576            1,345            364              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/12/99     Durham / E. Club Blvd                      946            2,442             3,388           1,046
   3/12/99     Durham / N. Duke St.                       769            1,990             2,759             859
   3/12/99     Raleigh / Maitland Dr                      679            1,927             2,606             834
   3/12/99     Greensboro / O'henry Blvd                  576            1,814             2,390             840
   3/12/99     Gastonia / S. York Rd                      466            1,350             1,816             607
   3/12/99     Durham / Kangaroo Dr.                    1,102            3,129             4,231           1,423
   3/12/99     Pensacola / Brent Lane                     228            1,053             1,281             483
   3/12/99     Pensacola / Creighton Road                 454            1,307             1,761             608
   3/12/99     Jacksonville / Park Avenue                 905            2,349             3,254           1,000
   3/12/99     Jacksonville / Phillips Hwy                663            1,867             2,530             859
   3/12/99     Clearwater / Highland Ave                  724            1,995             2,719             907
   3/12/99     Tarpon Springs / Us Highway 19             892            2,408             3,300           1,047
   3/12/99     Orlando /S. Orange Blossom Trail         1,228            3,154             4,382           1,365
   3/12/99     Casselberry Ii                           1,160            2,977             4,137           1,263
   3/12/99     Miami / Nw 14th Street                   1,739            4,292             6,031           1,809
   3/12/99     Tarpon Springs / Highway 19              1,179            3,183             4,362           1,447
   3/12/99     Ft. Myers / Tamiami Trail South            834            1,720             2,554             775
   3/12/99     Jacksonville / Ft. Caroline Rd.          1,037            2,706             3,743           1,179
   3/12/99     Orlando / South Semoran                    565            1,413             1,978             603
   3/12/99     Jacksonville / Southside Blvd.           1,278            3,349             4,627           1,502
   3/12/99     Miami / Nw 7th Ave                         783            2,031             2,814             900
   3/12/99     Vero Beach / Us Hwy 1                      678            1,753             2,431             786
   3/12/99     Ponte Vedra / Palm Valley Rd.              745            3,534             4,279           1,541
   3/12/99     Miami Lakes / Nw 153rd St.                 425            1,175             1,600             490
   3/12/99     Deerfield Beach / Sw 10th St.            1,843            4,420             6,263           1,814
   3/12/99     Apopka / S. Orange Blossom                 307              990             1,297             463
   3/12/99     Davie / University                         313            5,024             5,337           2,015
   3/12/99     Arlington / Division                       997            2,492             3,489           1,003
   3/12/99     Duncanville/S.Cedar Ridge                1,477            3,749             5,226           1,616
   3/12/99     Carrollton / Trinity Mills West            530            1,351             1,881             584
   3/12/99     Houston / Wallisville Rd.                  744            1,951             2,695             805
   3/12/99     Houston / Fondren South                    647            1,708             2,355             731
   3/12/99     Houston / Addicks Satsuma                  409            1,126             1,535             510
   3/12/99     Addison / Inwood Road                    1,203            2,950             4,153           1,184
   3/12/99     Garland / Jackson Drive                    754            1,928             2,682             784
   3/12/99     Garland / Buckingham Road                  492            1,333             1,825             577
   3/12/99     Houston / South Main                     1,460            3,664             5,124           1,529
   3/12/99     Plano / Parker Road-Avenue K             1,516            3,812             5,328           1,583
   3/12/99     Houston / Bingle Road                      576            1,709             2,285             693


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/12/99     Houston / Mangum Road                       -             737            1,719            377              -
   3/12/99     Houston / Hayes Road                        -             916            2,138            141              -
   3/12/99     Katy / Dominion Drive                       -             995            2,321             78              -
   3/12/99     Houston / Fm 1960 West                      -             513            1,198            287              -
   3/12/99     Webster / Fm 528 Road                       -             756            1,764            138              -
   3/12/99     Houston / Loch Katrine Lane                 -             580            1,352            202              -
   3/12/99     Houston / Milwee St.                        -             779            1,815            284              -
   3/12/99     Lewisville / Highway 121                    -             688            1,605            204              -
   3/12/99     Richardson / Central Expressway             -             465            1,085            203              -
   3/12/99     Houston / Hwy 6 South                       -             569            1,328            133              -
   3/12/99     Houston / Westheimer West                   -           1,075            2,508             81              -
   3/12/99     Ft. Worth / Granbury Road                   -             763            1,781            189              -
   3/12/99     Houston / New Castle                        -           2,346            5,473          1,352              -
   3/12/99     Dallas / Inwood Road                        -           1,478            3,448            152              -
   3/12/99     Fort Worth / Loop 820 North                 -             729            1,702            380              -
   3/12/99     Arlington / Cooper St                       -             779            1,818            165              -
   3/12/99     Webster / Highway 3                         -             677            1,580            138              -
   3/12/99     Augusta / Peach Orchard Rd                  -             860            2,007            366              -
   3/12/99     Martinez / Old Petersburg Rd                -             407              950            249              -
   3/12/99     Jonesboro / Tara Blvd                       -             785            1,827            344              -
   3/12/99     Atlanta / Briarcliff Rd                     -           2,171            5,066            317              -
   3/12/99     Decatur / N Decatur Rd                      -             933            2,177            309              -
   3/12/99     Douglasville / Westmoreland                 -             453            1,056            268              -
   3/12/99     Doraville / Mcelroy Rd                      -             827            1,931            292              -
   3/12/99     Roswell / Alpharetta                        -           1,772            4,135            283              -
   3/12/99     Douglasville / Duralee Lane                 -             533            1,244            210              -
   3/12/99     Douglasville / Highway 5                    -             804            1,875            569              -
   3/12/99     Forest Park / Jonesboro                     -             659            1,537            236              -
   3/12/99     Marietta / Whitlock                         -           1,016            2,370            227              -
   3/12/99     Marietta / Cobb                             -             727            1,696            500              -
   3/12/99     Norcross / Jones Mill Rd                    -           1,142            2,670            214              -
   3/12/99     Norcross / Dawson Blvd                      -           1,232            2,874            519              -
   3/12/99     Forest Park / Old Dixie Hwy                 -             895            2,070            500              -
   3/12/99     Decatur / Covington                         -           1,764            4,116            242              -
   3/12/99     Alpharetta / Maxwell Rd                     -           1,075            2,509            191              -
   3/12/99     Alpharetta / N. Main St                     -           1,240            2,893            188              -
   3/12/99     Atlanta / Bolton Rd                         -             866            2,019            222              -
   3/12/99     Riverdale / Georgia Hwy 85                  -           1,075            2,508            225              -
   3/12/99     Kennesaw / Rutledge Road                    -             803            1,874            437              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/12/99     Houston / Mangum Road                      737            2,096             2,833             926
   3/12/99     Houston / Hayes Road                       916            2,279             3,195             982
   3/12/99     Katy / Dominion Drive                      994            2,400             3,394             976
   3/12/99     Houston / Fm 1960 West                     513            1,485             1,998             643
   3/12/99     Webster / Fm 528 Road                      756            1,902             2,658             788
   3/12/99     Houston / Loch Katrine Lane                579            1,555             2,134             660
   3/12/99     Houston / Milwee St.                       778            2,100             2,878             908
   3/12/99     Lewisville / Highway 121                   688            1,809             2,497             770
   3/12/99     Richardson / Central Expressway            465            1,288             1,753             539
   3/12/99     Houston / Hwy 6 South                      569            1,461             2,030             605
   3/12/99     Houston / Westheimer West                1,074            2,590             3,664           1,048
   3/12/99     Ft. Worth / Granbury Road                  763            1,970             2,733             778
   3/12/99     Houston / New Castle                     2,345            6,826             9,171           2,647
   3/12/99     Dallas / Inwood Road                     1,477            3,601             5,078           1,483
   3/12/99     Fort Worth / Loop 820 North                729            2,082             2,811             866
   3/12/99     Arlington / Cooper St                      779            1,983             2,762             823
   3/12/99     Webster / Highway 3                        677            1,718             2,395             696
   3/12/99     Augusta / Peach Orchard Rd                 860            2,373             3,233           1,099
   3/12/99     Martinez / Old Petersburg Rd               407            1,199             1,606             562
   3/12/99     Jonesboro / Tara Blvd                      783            2,173             2,956           1,009
   3/12/99     Atlanta / Briarcliff Rd                  2,170            5,384             7,554           2,271
   3/12/99     Decatur / N Decatur Rd                     933            2,486             3,419           1,102
   3/12/99     Douglasville / Westmoreland                452            1,325             1,777             636
   3/12/99     Doraville / Mcelroy Rd                     827            2,223             3,050           1,025
   3/12/99     Roswell / Alpharetta                     1,772            4,418             6,190           1,841
   3/12/99     Douglasville / Duralee Lane                533            1,454             1,987             653
   3/12/99     Douglasville / Highway 5                   803            2,445             3,248           1,226
   3/12/99     Forest Park / Jonesboro                    658            1,774             2,432             810
   3/12/99     Marietta / Whitlock                      1,015            2,598             3,613           1,131
   3/12/99     Marietta / Cobb                            727            2,196             2,923           1,066
   3/12/99     Norcross / Jones Mill Rd                 1,142            2,884             4,026           1,247
   3/12/99     Norcross / Dawson Blvd                   1,231            3,394             4,625           1,513
   3/12/99     Forest Park / Old Dixie Hwy                889            2,576             3,465           1,219
   3/12/99     Decatur / Covington                      1,763            4,359             6,122           1,816
   3/12/99     Alpharetta / Maxwell Rd                  1,075            2,700             3,775           1,123
   3/12/99     Alpharetta / N. Main St                  1,240            3,081             4,321           1,258
   3/12/99     Atlanta / Bolton Rd                        865            2,242             3,107             979
   3/12/99     Riverdale / Georgia Hwy 85               1,074            2,734             3,808           1,159
   3/12/99     Kennesaw / Rutledge Road                   803            2,311             3,114           1,071


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/12/99     Lawrenceville / Buford Dr.                  -             256              597            117              -
   3/12/99     Hanover Park / W. Lake Street               -           1,320            3,081            230              -
   3/12/99     Chicago / W. Jarvis Ave                     -             313              731            101              -
   3/12/99     Chicago / N. Broadway St                    -             535            1,249            319              -
   3/12/99     Carol Stream / Phillips Court               -             829            1,780            144              -
   3/12/99     Winfield / Roosevelt Road                   -           1,109            2,587            323              -
   3/12/99     Schaumburg / S. Roselle Road                -             659            1,537            148              -
   3/12/99     Tinley Park / Brennan Hwy                   -             771            1,799            235              -
   3/12/99     Schaumburg / Palmer Drive                   -           1,333            3,111            482              -
   3/12/99     Mobile / Hillcrest Road                     -             554            1,293            185              -
   3/12/99     Mobile / Azalea Road                        -             517            1,206            316              -
   3/12/99     Mobile / Moffat Road                        -             537            1,254            331              -
   3/12/99     Mobile / Grelot Road                        -             804            1,877            237              -
   3/12/99     Mobile / Government Blvd                    -             407              950            300              -
   3/12/99     New Orleans / Tchoupitoulas                 -           1,092            2,548            552              -
   3/12/99     Louisville / Breckenridge Lane              -             581            1,356            145              -
   3/12/99     Louisville                                  -             554            1,292            188              -
   3/12/99     Louisville / Poplar Level                   -             463            1,080            219              -
   3/12/99     Chesapeake / Western Branch                 -           1,274            2,973            274              -
   3/12/99     Centreville / Lee Hwy                       -           1,650            3,851          4,469              -
   3/12/99     Sterling / S. Sterling Blvd                 -           1,282            2,992            205              -
   3/12/99     Manassas / Sudley Road                      -             776            1,810            234              -
   3/12/99     Longmont / Wedgewood Ave                    -             717            1,673            151              -
   3/12/99     Fort Collins / So.College Ave               -             745            1,739            289              -
   3/12/99     Colo Sprngs / Parkmoor Village              -             620            1,446            519              -
   3/12/99     Colo Sprngs / Van Teylingen                 -           1,216            2,837            210              -
   3/12/99     Denver / So. Clinton St.                    -             462            1,609            183              -
   3/12/99     Denver / Washington St.                     -             795            1,846            488              -
   3/12/99     Colo Sprngs / Centennial Blvd               -           1,352            3,155            105              -
   3/12/99     Colo Sprngs / Astrozon Court                -             810            1,889            308              -
   3/12/99     Arvada / 64th Ave                           -             671            1,566            114              -
   3/12/99     Golden / Simms Street                       -             918            2,143            504              -
   3/12/99     Lawrence / Haskell Ave                      -             636            1,484            222              -
   3/12/99     Overland Park / Hemlock St                  -           1,168            2,725            209              -
   3/12/99     Lenexa / Long St.                           -             720            1,644            110              -
   3/12/99     Shawnee / Hedge Lane Terrace                -             570            1,331            162              -
   3/12/99     Mission / Foxridge Dr                       -           1,657            3,864            222              -
   3/12/99     Milwaukee / W. Dean Road                    -           1,362            3,163            597              -
   3/12/99     Columbus / Morse Road                       -           1,415            3,302          1,100              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/12/99     Lawrenceville / Buford Dr.                 256              714               970             322
   3/12/99     Hanover Park / W. Lake Street            1,320            3,311             4,631           1,395
   3/12/99     Chicago / W. Jarvis Ave                    313              832             1,145             370
   3/12/99     Chicago / N. Broadway St                   535            1,568             2,103             764
   3/12/99     Carol Stream / Phillips Court              782            1,971             2,753             809
   3/12/99     Winfield / Roosevelt Road                1,108            2,911             4,019           1,223
   3/12/99     Schaumburg / S. Roselle Road               659            1,685             2,344             712
   3/12/99     Tinley Park / Brennan Hwy                  771            2,034             2,805             901
   3/12/99     Schaumburg / Palmer Drive                1,333            3,593             4,926           1,522
   3/12/99     Mobile / Hillcrest Road                    554            1,478             2,032             671
   3/12/99     Mobile / Azalea Road                       517            1,522             2,039             700
   3/12/99     Mobile / Moffat Road                       537            1,585             2,122             688
   3/12/99     Mobile / Grelot Road                       804            2,114             2,918             924
   3/12/99     Mobile / Government Blvd                   407            1,250             1,657             556
   3/12/99     New Orleans / Tchoupitoulas              1,092            3,100             4,192           1,349
   3/12/99     Louisville / Breckenridge Lane             581            1,501             2,082             633
   3/12/99     Louisville                                 553            1,481             2,034             653
   3/12/99     Louisville / Poplar Level                  463            1,299             1,762             587
   3/12/99     Chesapeake / Western Branch              1,274            3,247             4,521           1,390
   3/12/99     Centreville / Lee Hwy                    1,635            8,335             9,970           2,358
   3/12/99     Sterling / S. Sterling Blvd              1,270            3,209             4,479           1,377
   3/12/99     Manassas / Sudley Road                     776            2,044             2,820             933
   3/12/99     Longmont / Wedgewood Ave                   717            1,824             2,541             758
   3/12/99     Fort Collins / So.College Ave              745            2,028             2,773             854
   3/12/99     Colo Sprngs / Parkmoor Village             620            1,965             2,585             797
   3/12/99     Colo Sprngs / Van Teylingen              1,215            3,048             4,263           1,307
   3/12/99     Denver / So. Clinton St.                   462            1,792             2,254             731
   3/12/99     Denver / Washington St.                    792            2,337             3,129           1,028
   3/12/99     Colo Sprngs / Centennial Blvd            1,352            3,260             4,612           1,341
   3/12/99     Colo Sprngs / Astrozon Court               809            2,198             3,007             959
   3/12/99     Arvada / 64th Ave                          671            1,680             2,351             719
   3/12/99     Golden / Simms Street                      918            2,647             3,565           1,184
   3/12/99     Lawrence / Haskell Ave                     636            1,706             2,342             748
   3/12/99     Overland Park / Hemlock St               1,168            2,934             4,102           1,221
   3/12/99     Lenexa / Long St.                          709            1,765             2,474             710
   3/12/99     Shawnee / Hedge Lane Terrace               570            1,493             2,063             669
   3/12/99     Mission / Foxridge Dr                    1,656            4,087             5,743           1,722
   3/12/99     Milwaukee / W. Dean Road                 1,357            3,765             5,122           1,779
   3/12/99     Columbus / Morse Road                    1,415            4,402             5,817           2,046


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/12/99     Milford / Branch Hill                       -             527            1,229          2,528              -
   3/12/99     Fairfield / Dixie                           -             519            1,211            248              -
   3/12/99     Cincinnati / Western Hills                  -             758            1,769            239              -
   3/12/99     Austin / N. Mopac Expressway                -             865            2,791            114              -
   3/12/99     Atlanta / Dunwoody Place                    -           1,410            3,296            370              -
   3/12/99     Kennedale/Bowman Sprgs                      -             425              991            138              -
   3/12/99     Colo Sprngs/N.Powers                        -           1,124            2,622            427              -
   3/12/99     St. Louis/S. Third St                       -             206              480             29              -
   3/12/99     Orlando / L.B. Mcleod Road                  -             521            1,217            230              -
   3/12/99     Jacksonville / Roosevelt Blvd.              -             851            1,986            396              -
   3/12/99     Miami-Kendall / Sw 84th Street              -             935            2,180            249              -
   3/12/99     North Miami Beach / 69th St                 -           1,594            3,720            502              -
   3/12/99     Miami Beach / Dade Blvd                     -             962            2,245            337              -
   3/12/99     Chicago / N. Natchez Ave                    -           1,684            3,930            405              -
   3/12/99     Chicago / W. Cermak Road                    -           1,294            3,019          1,045              -
   3/12/99     Kansas City / State Ave                     -             645            1,505            322              -
   3/12/99     Lenexa / Santa Fe Trail Road                -             713            1,663            190              -
   3/12/99     Waukesha / Foster Court                     -             765            1,785            172              -
   3/12/99     River Grove / N. 5th Ave.                   -           1,094            2,552             41              -
   3/12/99     St. Charles / E. Main St.                   -             951            2,220           (269)             -
   3/12/99     Chicago / West 47th St.                     -             705            1,645            109              -
   3/12/99     Carol Stream / S. Main Place                -           1,320            3,079            360              -
   3/12/99     Carpentersville /N. Western Ave             -             911            2,120            156              -
   3/12/99     Elgin / E. Chicago St.                      -             570            2,163            122              -
   3/12/99     Elgin / Big Timber Road                     -           1,347            3,253            369              -
   3/12/99     Chicago / S. Pulaski Road                   -               -            2,576            348              -
   3/12/99     Aurora / Business 30                        -             900            2,097            258              -
   3/12/99     Streamwood / Old Church Road                -             855            1,991             91              -
   3/12/99     Mt. Prospect / Central Road                 -             802            1,847            555              -
   3/12/99     Geneva / Gary Ave                           -           1,072            2,501            237              -
   3/12/99     Naperville / Lasalle Ave                    -           1,501            3,502            132              -
   3/31/99     Forest Park                                 -             270            3,378          4,431              -
    4/1/99     Fresno                                      -              44              206           (218)           804
    5/1/99     Stockton                                    -             151              402            (19)         2,017
   6/30/99     Winter Park/N. Semor                        -             342              638            421            728
   6/30/99     N. Richland Hills                           -             455              769            336            832
   6/30/99     Rolling Meadows/Lois                        -             441              849            427            898
   6/30/99     Gresham/Burnside                            -             354              544            229            627
   6/30/99     Jacksonville/University                     -             211              741            272            700




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/12/99     Milford / Branch Hill                      527            3,757             4,284           1,279
   3/12/99     Fairfield / Dixie                          519            1,459             1,978             592
   3/12/99     Cincinnati / Western Hills                 758            2,008             2,766             916
   3/12/99     Austin / N. Mopac Expressway               865            2,905             3,770           1,123
   3/12/99     Atlanta / Dunwoody Place                 1,390            3,686             5,076           1,547
   3/12/99     Kennedale/Bowman Sprgs                     425            1,129             1,554             474
   3/12/99     Colo Sprngs/N.Powers                     1,123            3,050             4,173           1,308
   3/12/99     St. Louis/S. Third St                      206              509               715             206
   3/12/99     Orlando / L.B. Mcleod Road                 521            1,447             1,968             610
   3/12/99     Jacksonville / Roosevelt Blvd.             851            2,382             3,233           1,117
   3/12/99     Miami-Kendall / Sw 84th Street             934            2,430             3,364           1,062
   3/12/99     North Miami Beach / 69th St              1,594            4,222             5,816           1,769
   3/12/99     Miami Beach / Dade Blvd                    962            2,582             3,544           1,205
   3/12/99     Chicago / N. Natchez Ave                 1,684            4,335             6,019           1,824
   3/12/99     Chicago / W. Cermak Road                 1,293            4,065             5,358           1,852
   3/12/99     Kansas City / State Ave                    645            1,827             2,472             831
   3/12/99     Lenexa / Santa Fe Trail Road               712            1,854             2,566             833
   3/12/99     Waukesha / Foster Court                    765            1,957             2,722             860
   3/12/99     River Grove / N. 5th Ave.                1,034            2,653             3,687           1,342
   3/12/99     St. Charles / E. Main St.                  801            2,101             2,902           1,114
   3/12/99     Chicago / West 47th St.                    705            1,754             2,459             736
   3/12/99     Carol Stream / S. Main Place             1,319            3,440             4,759           1,488
   3/12/99     Carpentersville /N. Western Ave            909            2,278             3,187             986
   3/12/99     Elgin / E. Chicago St.                     570            2,285             2,855             934
   3/12/99     Elgin / Big Timber Road                  1,347            3,622             4,969           1,574
   3/12/99     Chicago / S. Pulaski Road                    -            2,924             2,924             992
   3/12/99     Aurora / Business 30                       899            2,356             3,255           1,011
   3/12/99     Streamwood / Old Church Road               853            2,084             2,937             865
   3/12/99     Mt. Prospect / Central Road                795            2,409             3,204           1,085
   3/12/99     Geneva / Gary Ave                        1,072            2,738             3,810           1,115
   3/12/99     Naperville / Lasalle Ave                 1,500            3,635             5,135           1,509
   3/31/99     Forest Park                                270            7,809             8,079           3,215
    4/1/99     Fresno                                     193              643               836             294
    5/1/99     Stockton                                   590            1,961             2,551             760
   6/30/99     Winter Park/N. Semor                       427            1,702             2,129             569
   6/30/99     N. Richland Hills                          568            1,824             2,392             721
   6/30/99     Rolling Meadows/Lois                       551            2,064             2,615             790
   6/30/99     Gresham/Burnside                           441            1,313             1,754             468
   6/30/99     Jacksonville/University                    263            1,661             1,924             651


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   6/30/99     Irving/W. Airport                           -             419              960            249            857
   6/30/99     Houston/Highway 6 So.                       -             751            1,006          1,059          1,057
   6/30/99     Concord/Arnold                              -             827            1,553            599          1,874
   6/30/99     Rockville/Gude Drive                        -             602              768          6,300            880
   6/30/99     Bradenton/Cortez Road                       -             476              885            453            906
   6/30/99     San Antonio/Nw Loop                         -             511              786            339            855
   6/30/99     Anaheim / La Palma                          -           1,378              851            325          1,221
   6/30/99     Spring Valley/Sweetwater                    -             271              380          5,060            416
   6/30/99     Ft. Myers/Tamiami                           -             948              962            398          1,208
   6/30/99     Littleton/Centennial                        -             421              804            361            812
   6/30/99     Newark/Cedar Blvd                           -             729              971            490          1,067
   6/30/99     Falls Church/Columbia                       -             901              975            332          1,141
   6/30/99     Fairfax / Lee Highway                       -             586            1,078            403          1,106
   6/30/99     Wheat Ridge / W. 44th                       -             480              789            297            831
   6/30/99     Huntington Bch/Gotham                       -             952              890            369          1,130
   6/30/99     Fort Worth/McCart                           -             372              942            247            703
   6/30/99     San Diego/Clairemont                        -           1,601            2,035            505          2,034
   6/30/99     Houston/Millridge N.                        -           1,160            1,983            482          2,433
   6/30/99     Woodbridge/Jefferson                        -             840            1,689            361          1,446
   6/30/99     Mountainside                                -           1,260            1,237          2,652          1,523
   6/30/99     Woodbridge / Davis                          -           1,796            1,623            704          1,996
   6/30/99     Huntington Beach                            -           1,026            1,437            226          1,450
   6/30/99     Edison / Old Post Rd                        -             498            1,267            383          1,175
   6/30/99     Northridge/Parthenia                        -           1,848            1,486            310          1,839
   6/30/99     Brick Township/Brick                        -             590            1,431            335          1,364
   6/30/99     Stone Mountain/Rock                         -           1,233              288            385            852
   6/30/99     Hyattsville                                 -             768            2,186            330          1,919
   6/30/99     Union City / Alvarado                       -             992            1,776            271          1,690
   6/30/99     Oak Park / Greenfield                       -             621            1,735            291          1,490
   6/30/99     Tujunga/Foothill Blvd                       -           1,746            2,383            286          2,370
    7/1/99     Pantego/W. Pioneer Pkwy                     -             432            1,228            108              -
    7/1/99     Nashville/Lafayette St                      -             486            1,135            316              -
    7/1/99     Nashville/Metroplex Dr                      -             380              886            286              -
    7/1/99     Madison / Myatt Dr                          -             441            1,028            124              -
    7/1/99     Hixson / Highway 153                        -             488            1,138            361              -
    7/1/99     Hixson / Gadd Rd                            -             207              484            503              -
    7/1/99     Red Bank / Harding Rd                       -             452            1,056            335              -
    7/1/99     Nashville/Welshwood Dr                      -             934            2,179            347              -
    7/1/99     Madison/Williams Ave                        -           1,318            3,076            871              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   6/30/99     Irving/W. Airport                          524            1,961             2,485             710
   6/30/99     Houston/Highway 6 So.                      936            2,937             3,873           1,171
   6/30/99     Concord/Arnold                           1,031            3,822             4,853           1,527
   6/30/99     Rockville/Gude Drive                       751            7,799             8,550           1,295
   6/30/99     Bradenton/Cortez Road                      588            2,132             2,720             889
   6/30/99     San Antonio/Nw Loop                        638            1,853             2,491             645
   6/30/99     Anaheim / La Palma                       1,720            2,055             3,775             707
   6/30/99     Spring Valley/Sweetwater                   356            5,771             6,127           1,153
   6/30/99     Ft. Myers/Tamiami                        1,184            2,332             3,516             897
   6/30/99     Littleton/Centennial                       526            1,872             2,398             781
   6/30/99     Newark/Cedar Blvd                          910            2,347             3,257             953
   6/30/99     Falls Church/Columbia                    1,126            2,223             3,349             902
   6/30/99     Fairfax / Lee Highway                      732            2,441             3,173           1,000
   6/30/99     Wheat Ridge / W. 44th                      599            1,798             2,397             755
   6/30/99     Huntington Bch/Gotham                    1,189            2,152             3,341             871
   6/30/99     Fort Worth/McCart                          464            1,800             2,264             512
   6/30/99     San Diego/Clairemont                     1,999            4,176             6,175           1,622
   6/30/99     Houston/Millridge N.                     1,449            4,609             6,058           1,732
   6/30/99     Woodbridge/Jefferson                     1,048            3,288             4,336             992
   6/30/99     Mountainside                             1,594            5,078             6,672           1,255
   6/30/99     Woodbridge / Davis                       2,243            3,876             6,119           1,601
   6/30/99     Huntington Beach                         1,282            2,857             4,139           1,076
   6/30/99     Edison / Old Post Rd                       621            2,702             3,323           1,077
   6/30/99     Northridge/Parthenia                     2,307            3,176             5,483           1,146
   6/30/99     Brick Township/Brick                       736            2,984             3,720           1,082
   6/30/99     Stone Mountain/Rock                      1,540            1,218             2,758             427
   6/30/99     Hyattsville                                959            4,244             5,203           1,610
   6/30/99     Union City / Alvarado                    1,239            3,490             4,729           1,282
   6/30/99     Oak Park / Greenfield                      774            3,363             4,137           1,283
   6/30/99     Tujunga/Foothill Blvd                    2,180            4,605             6,785           1,637
    7/1/99     Pantego/W. Pioneer Pkwy                    432            1,336             1,768             394
    7/1/99     Nashville/Lafayette St                     486            1,451             1,937             662
    7/1/99     Nashville/Metroplex Dr                     379            1,173             1,552             533
    7/1/99     Madison / Myatt Dr                         441            1,152             1,593             511
    7/1/99     Hixson / Highway 153                       487            1,500             1,987             695
    7/1/99     Hixson / Gadd Rd                           207              987             1,194             537
    7/1/99     Red Bank / Harding Rd                      452            1,391             1,843             663
    7/1/99     Nashville/Welshwood Dr                     934            2,526             3,460           1,094
    7/1/99     Madison/Williams Ave                     1,318            3,947             5,265           1,827


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    7/1/99     Nashville/Mcnally Dr                        -             884            2,062            619              -
    7/1/99     Hermitage/Central Ct                        -             646            1,508            200              -
    7/1/99     Antioch/Cane Ridge Rd                       -             353              823            256              -
    9/1/99     Charlotte / Ashley Road                     -             664            1,551            178              -
    9/1/99     Raleigh / Capital Blvd                      -             927            2,166            322              -
    9/1/99     Charlotte / South Blvd.                     -             734            1,715            123              -
    9/1/99     Greensboro/W.Market St.                     -             603            1,409             75              -
   10/8/99     Belmont / O'neill Ave                       -             869            4,659            182              -
  10/11/99     Matthews                                    -             937            3,165            294          1,665
  11/15/99     Poplar, Memphis                             -           1,631            3,093            324          2,201
  12/17/99     Dallas / Swiss Ave                          -           1,862            4,344            333              -
  12/30/99     Oak Park/Greenfield Rd                      -           1,184            3,685            (19)             -
  12/30/99     Santa Anna                                  -           2,657            3,293            474          3,083
   1/21/00     Hanover Park                                -             262            3,104             80              -
   1/25/00     Memphis / N.Germantwn Pkwy                  -             884            3,024            217          1,237
   1/31/00     Rowland Heights/Walnut                      -             681            1,589            115              -
    2/8/00     Lewisville / Justin Rd                      -             529            2,919          2,688          1,585
   2/28/00     Plano / Avenue K                            -           2,064           10,407          1,832              -
    4/1/00     Hyattsville/Edmonson                        -           1,036            2,657             93              -
   4/29/00     St.Louis/Ellisville Twn Centre              -             765            4,377            374          1,621
    5/2/00     Mill Valley                                 -           1,412            3,294           (327)             -
    5/2/00     Culver City                                 -           2,439            5,689          6,400              -
   5/26/00     Phoenix/N. 35th Ave                         -             868            2,967             80              -
    6/5/00     Mount Sinai / Route 25a                     -             950            3,338            301          1,923
   6/15/00     Pinellas Park                               -             526            2,247            291          1,100
   6/30/00     San Antonio/Broadway St                     -           1,131            4,558          1,283              -
   7/13/00     Lincolnwood                                 -           1,598            3,727            352              -
   7/17/00     La Palco/New Orleans                        -           1,023            3,204            245          1,709
   7/29/00     Tracy/1615& 1650 W.11th S                   -           1,745            4,530            325              -
    8/1/00     Pineville                                   -           2,197            3,417            388          2,262
   8/23/00     Morris Plains                               -           1,501            4,300            681          3,596
   8/31/00     Florissant/New Halls Fry                    -             800            4,225             97              -
   8/31/00     Orange, CA                                  -             661            1,542          6,129              -
    9/1/00     Bayshore, NY                                -           1,277            2,980          1,774              -
    9/1/00     Los Angeles, CA                             -             590            1,376            615              -
   9/13/00     Merrillville                                -             343            2,474            215          1,449
   9/15/00     Gardena / W. El Segundo                     -           1,532            3,424            158              -
   9/15/00     Chicago / Ashland Avenue                    -             850            4,880            879              -
   9/15/00     Oakland / Macarthur                         -             678            2,751            307              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    7/1/99     Nashville/Mcnally Dr                       884            2,681             3,565           1,302
    7/1/99     Hermitage/Central Ct                       646            1,708             2,354             770
    7/1/99     Antioch/Cane Ridge Rd                      352            1,080             1,432             510
    9/1/99     Charlotte / Ashley Road                    651            1,742             2,393             732
    9/1/99     Raleigh / Capital Blvd                     908            2,507             3,415           1,047
    9/1/99     Charlotte / South Blvd.                    719            1,853             2,572             762
    9/1/99     Greensboro/W.Market St.                    590            1,497             2,087             641
   10/8/99     Belmont / O'neill Ave                      877            4,833             5,710           1,966
  10/11/99     Matthews                                 1,499            4,562             6,061           1,388
  11/15/99     Poplar, Memphis                          2,377            4,872             7,249           1,423
  12/17/99     Dallas / Swiss Ave                       1,877            4,662             6,539           1,851
  12/30/99     Oak Park/Greenfield Rd                   1,195            3,655             4,850           1,394
  12/30/99     Santa Anna                               3,704            5,803             9,507           1,612
   1/21/00     Hanover Park                               256            3,190             3,446           1,123
   1/25/00     Memphis / N.Germantwn Pkwy               1,301            4,061             5,362           1,276
   1/31/00     Rowland Heights/Walnut                     687            1,698             2,385             676
    2/8/00     Lewisville / Justin Rd                   1,679            6,042             7,721           1,541
   2/28/00     Plano / Avenue K                         1,220           13,083            14,303           6,928
    4/1/00     Hyattsville/Edmonson                     1,036            2,750             3,786           1,028
   4/29/00     St.Louis/Ellisville Twn Centre           1,311            5,826             7,137           1,787
    5/2/00     Mill Valley                              1,283            3,096             4,379           1,186
    5/2/00     Culver City                              2,221           12,307            14,528           3,918
   5/26/00     Phoenix/N. 35th Ave                        867            3,048             3,915             663
    6/5/00     Mount Sinai / Route 25a                  1,599            4,913             6,512           1,422
   6/15/00     Pinellas Park                              887            3,277             4,164             883
   6/30/00     San Antonio/Broadway St                  1,130            5,842             6,972           1,947
   7/13/00     Lincolnwood                              1,612            4,065             5,677           1,683
   7/17/00     La Palco/New Orleans                     1,609            4,572             6,181           1,193
   7/29/00     Tracy/1615& 1650 W.11th S                1,761            4,839             6,600           1,796
    8/1/00     Pineville                                2,964            5,300             8,264           1,515
   8/23/00     Morris Plains                            2,719            7,359            10,078           1,875
   8/31/00     Florissant/New Halls Fry                   807            4,315             5,122           1,592
   8/31/00     Orange, CA                                 667            7,665             8,332           1,545
    9/1/00     Bayshore, NY                             1,533            4,498             6,031           1,603
    9/1/00     Los Angeles, CA                            707            1,874             2,581             779
   9/13/00     Merrillville                               832            3,649             4,481           1,012
   9/15/00     Gardena / W. El Segundo                  1,531            3,583             5,114           1,158
   9/15/00     Chicago / Ashland Avenue                   849            5,760             6,609           2,023
   9/15/00     Oakland / Macarthur                        678            3,058             3,736             998


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   9/15/00     Alexandria / Pickett Ii                     -           2,743            6,198            452              -
   9/15/00     Royal Oak / Coolidge Highway                -           1,062            2,576            183              -
   9/15/00     Hawthorne / Crenshaw Blvd.                  -           1,079            2,913            185              -
   9/15/00     Rockaway / U.S. Route 46                    -           2,424            4,945            329              -
   9/15/00     Evanston / Greenbay                         -             846            4,436            240              -
   9/15/00     Los Angeles / Coliseum                      -           3,109            4,013            196              -
   9/15/00     Bethpage / Hempstead Turnpike               -           2,899            5,457          1,113              -
   9/15/00     Northport / Fort Salonga Road               -           2,999            5,698            609              -
   9/15/00     Brooklyn / St. Johns Place                  -           3,492            6,026          1,111              -
   9/15/00     Lake Ronkonkoma / Portion Rd.               -             937            4,199            241              -
   9/15/00     Tampa/Gunn Hwy                              -           1,843            4,300            134              -
   9/18/00     Tampa/N. Del Mabry                          -           2,204            2,447         10,087              -
   9/30/00     Marietta/Kennestone& Hwy5                   -             622            3,388          1,445              -
   9/30/00     Lilburn/Indian Trail                        -           1,695            5,170          1,671              -
  11/15/00     Largo/Missouri                              -           1,092            4,270            293          2,215
  11/21/00     St. Louis/Wilson                            -           1,608            3,913          1,938              -
  12/21/00     Houston/7715 Katy Frwy                      -           2,274            5,307         (1,672)             -
  12/21/00     Houston/10801 Katy Frwy                     -           1,664            3,884              9              -
  12/21/00     Houston/Main St                             -           1,681            3,924            192              -
  12/21/00     Houston/W. Loop/S. Frwy                     -           2,036            4,749            131              -
  12/29/00     Chicago                                     -           1,946            6,002             64              -
  12/30/00     Raleigh/Glenwood                            -           1,545            3,628            143              -
  12/30/00     Frazier                                     -             800            3,324             43              -
    1/5/01     Troy/E. Big Beaver Rd                       -           2,195            4,221            284          1,846
   1/11/01     Ft Lauderdale                               -             954            3,972            433          2,183
   1/16/01     No Hollywood/Sherman Way                    -           2,173            5,442          3,622              -
   1/18/01     Tuscon/E. Speedway                          -             735            2,895            203          1,066
   1/25/01     Lombard/Finley                              -             851            3,806            437          2,112
   3/15/01     Los Angeles/West Pico                       -           8,579            8,630          2,591              -
    4/1/01     Lakewood/Cedar Dr.                          -           1,329            9,356          4,069              -
    4/7/01     Farmingdale/Rte 110                         -           2,364            5,807          1,888              -
   4/17/01     Philadelphia/Aramingo                       -             968            4,539             43              -
   4/18/01     Largo/Walsingham Road                       -           1,000            3,545           (210)             -
   6/17/01     Port Washington/Seaview &W.Sh               -           2,381            4,608          1,819              -
   6/18/01     Silver Springs/Prosperity                   -           1,065            5,391          2,030              -
   6/19/01     Tampa/W. Waters Ave & Wilsky                -             953            3,785             59              -
   6/26/01     Middletown                                  -           1,535            4,258            470          2,258
   7/29/01     Miami/Sw 85th Ave                           -           2,755            4,951          3,657              -
   8/28/01     Hoover/John Hawkins Pkwy                    -           1,050            2,453             86              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   9/15/00     Alexandria / Pickett Ii                  2,742            6,651             9,393           2,133
   9/15/00     Royal Oak / Coolidge Highway             1,062            2,759             3,821             905
   9/15/00     Hawthorne / Crenshaw Blvd.               1,078            3,099             4,177           1,011
   9/15/00     Rockaway / U.S. Route 46                 2,423            5,275             7,698           1,702
   9/15/00     Evanston / Greenbay                        846            4,676             5,522           1,489
   9/15/00     Los Angeles / Coliseum                   3,108            4,210             7,318           1,325
   9/15/00     Bethpage / Hempstead Turnpike            2,898            6,571             9,469           2,047
   9/15/00     Northport / Fort Salonga Road            2,998            6,308             9,306           2,052
   9/15/00     Brooklyn / St. Johns Place               3,491            7,138            10,629           2,047
   9/15/00     Lake Ronkonkoma / Portion Rd.              937            4,440             5,377           1,385
   9/15/00     Tampa/Gunn Hwy                           1,842            4,435             6,277           1,540
   9/18/00     Tampa/N. Del Mabry                       2,238           12,500            14,738           5,097
   9/30/00     Marietta/Kennestone& Hwy5                  628            4,827             5,455           1,602
   9/30/00     Lilburn/Indian Trail                     1,711            6,825             8,536           2,189
  11/15/00     Largo/Missouri                           1,838            6,032             7,870           1,702
  11/21/00     St. Louis/Wilson                         1,627            5,832             7,459           1,872
  12/21/00     Houston/7715 Katy Frwy                   1,500            4,409             5,909           1,053
  12/21/00     Houston/10801 Katy Frwy                  1,618            3,939             5,557           1,219
  12/21/00     Houston/Main St                          1,683            4,114             5,797           1,254
  12/21/00     Houston/W. Loop/S. Frwy                  2,037            4,879             6,916           1,508
  12/29/00     Chicago                                  1,949            6,063             8,012           1,966
  12/30/00     Raleigh/Glenwood                         1,559            3,757             5,316           1,322
  12/30/00     Frazier                                    800            3,367             4,167             997
    1/5/01     Troy/E. Big Beaver Rd                    2,820            5,726             8,546           1,553
   1/11/01     Ft Lauderdale                            1,745            5,797             7,542           1,563
   1/16/01     No Hollywood/Sherman Way                 2,200            9,037            11,237           2,185
   1/18/01     Tuscon/E. Speedway                       1,095            3,804             4,899           1,094
   1/25/01     Lombard/Finley                           1,564            5,642             7,206           1,550
   3/15/01     Los Angeles/West Pico                    8,607           11,193            19,800           3,487
    4/1/01     Lakewood/Cedar Dr.                       1,331           13,423            14,754           3,932
    4/7/01     Farmingdale/Rte 110                      1,778            8,281            10,059           2,126
   4/17/01     Philadelphia/Aramingo                      968            4,582             5,550           1,426
   4/18/01     Largo/Walsingham Road                      799            3,536             4,335           1,112
   6/17/01     Port Washington/Seaview &W.Sh            2,359            6,449             8,808           1,703
   6/18/01     Silver Springs/Prosperity                1,065            7,421             8,486           1,968
   6/19/01     Tampa/W. Waters Ave & Wilsky               954            3,843             4,797           1,178
   6/26/01     Middletown                               2,295            6,226             8,521           1,566
   7/29/01     Miami/Sw 85th Ave                        2,730            8,633            11,363           2,214
   8/28/01     Hoover/John Hawkins Pkwy                 1,050            2,539             3,589             773


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   9/30/01     Syosset                                     -           2,461            5,312            278          1,855
  12/27/01     Los Angeles/W.Jefferson                     -           8,285            9,429          4,784              -
  12/27/01     Howell/Hgwy 9                               -             941            4,070            274          1,260
  12/29/01     Catonsville/Kent                            -           1,378            5,289          2,646              -
  12/29/01     Old Bridge/Rte 9                            -           1,244            4,960             (1)             -
  12/29/01     Sacremento/Roseville                        -             876            5,344          1,971              -
  12/31/01     Santa Ana/E.Mcfadden                        -           7,587            8,612          1,047              -
    1/1/02     Concord                                     -             650            1,332             87              -
    1/1/02     Tustin                                      -             962            1,465            115              -
    1/1/02     Pasadena/Sierra Madre                       -             706              872             69              -
    1/1/02     Azusa                                       -             933            1,659          7,562              -
    1/1/02     Redlands                                    -             423            1,202            183              -
    1/1/02     Airport I                                   -             346              861            112              -
    1/1/02     Miami / Marlin Road                         -             562            1,345            165              -
    1/1/02     Riverside                                   -              95            1,106             14              -
    1/1/02     Oakland / San Leandro                       -             330            1,116             96              -
    1/1/02     Richmond / Jacuzzi                          -             419            1,224             37              -
    1/1/02     Santa Clara / Laurel                        -           1,178            1,789             85              -
    1/1/02     Pembroke Park                               -             475            1,259            106              -
    1/1/02     Ft. Lauderdale / Sun                        -             452            1,254            110              -
    1/1/02     San Carlos / Shorewa                        -             737            1,360            (25)             -
    1/1/02     Ft. Lauderdale / Sun                        -             532            1,444            105              -
    1/1/02     Sacramento / Howe                           -             361            1,181             31              -
    1/1/02     Sacramento / Capitol                        -             186            1,284            315              -
    1/1/02     Miami / Airport                             -             517              915            117              -
    1/1/02     Marietta / Cobb Park                        -             419            1,571            305              -
    1/1/02     Sacramento / Florin                         -             624            1,710            507              -
    1/1/02     Belmont / Dairy Lane                        -             915            1,252            128              -
    1/1/02     So. San Francisco                           -           1,018            2,464            216              -
    1/1/02     Palmdale / P Street                         -             218            1,287             90              -
    1/1/02     Tucker / Montreal Rd                        -             760            1,485            123              -
    1/1/02     Pasadena / S Fair Oaks                      -           1,313            1,905             93              -
    1/1/02     Carmichael/Fair Oaks                        -             584            1,431             33              -
    1/1/02     Carson / Carson St                          -             507              877            108              -
    1/1/02     San Jose / Felipe Ave                       -             517            1,482             77              -
    1/1/02     Miami / 27th Ave                            -             272            1,572            128              -
    1/1/02     San Jose / Capitol                          -             400            1,183             19              -
    1/1/02     Tucker / Mountain                           -             519            1,385             78              -
    1/3/02     St Charles/Veterans Memorial Pkwy           -             687            1,602            170              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   9/30/01     Syosset                                  3,089            6,817             9,906           1,730
  12/27/01     Los Angeles/W.Jefferson                  8,331           14,167            22,498           3,166
  12/27/01     Howell/Hgwy 9                            1,365            5,180             6,545           1,352
  12/29/01     Catonsville/Kent                         1,377            7,936             9,313           2,062
  12/29/01     Old Bridge/Rte 9                         1,249            4,954             6,203           1,416
  12/29/01     Sacremento/Roseville                       526            7,665             8,191           2,085
  12/31/01     Santa Ana/E.Mcfadden                     7,599            9,647            17,246           2,798
    1/1/02     Concord                                    649            1,420             2,069             440
    1/1/02     Tustin                                     962            1,580             2,542             471
    1/1/02     Pasadena/Sierra Madre                      706              941             1,647             290
    1/1/02     Azusa                                      932            9,222            10,154           1,464
    1/1/02     Redlands                                   422            1,386             1,808             466
    1/1/02     Airport I                                  346              973             1,319             309
    1/1/02     Miami / Marlin Road                        562            1,510             2,072             446
    1/1/02     Riverside                                   94            1,121             1,215             350
    1/1/02     Oakland / San Leandro                      330            1,212             1,542             394
    1/1/02     Richmond / Jacuzzi                         419            1,261             1,680             383
    1/1/02     Santa Clara / Laurel                     1,178            1,874             3,052             715
    1/1/02     Pembroke Park                              475            1,365             1,840             426
    1/1/02     Ft. Lauderdale / Sun                       452            1,364             1,816             421
    1/1/02     San Carlos / Shorewa                       737            1,335             2,072             405
    1/1/02     Ft. Lauderdale / Sun                       533            1,548             2,081             493
    1/1/02     Sacramento / Howe                          361            1,212             1,573             354
    1/1/02     Sacramento / Capitol                       186            1,599             1,785             467
    1/1/02     Miami / Airport                            517            1,032             1,549             346
    1/1/02     Marietta / Cobb Park                       419            1,876             2,295             666
    1/1/02     Sacramento / Florin                        623            2,218             2,841             730
    1/1/02     Belmont / Dairy Lane                       914            1,381             2,295             475
    1/1/02     So. San Francisco                        1,018            2,680             3,698             938
    1/1/02     Palmdale / P Street                        218            1,377             1,595             449
    1/1/02     Tucker / Montreal Rd                       758            1,610             2,368             549
    1/1/02     Pasadena / S Fair Oaks                   1,312            1,999             3,311             677
    1/1/02     Carmichael/Fair Oaks                       584            1,464             2,048             467
    1/1/02     Carson / Carson St                         506              986             1,492             357
    1/1/02     San Jose / Felipe Ave                      516            1,560             2,076             558
    1/1/02     Miami / 27th Ave                           271            1,701             1,972             600
    1/1/02     San Jose / Capitol                         401            1,201             1,602             395
    1/1/02     Tucker / Mountain                          520            1,462             1,982             510
    1/3/02     St Charles/Veterans Memorial Pkwy          687            1,772             2,459             596


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    1/7/02     Bothell/ N. Bothell Way                     -           1,063            4,995            160              -
   1/15/02     Houston / N.Loop                            -           2,045            6,178          2,043              -
   1/16/02     Orlando / S. Kirkman                        -             889            3,180             61              -
   1/16/02     Austin / Us Hwy 183                         -             608            3,856             41              -
   1/16/02     Rochelle Park / 168                         -             744            4,430             82              -
   1/16/02     Honolulu / Waialae                          -          10,631           10,783            220              -
   1/16/02     Sunny Isles Bch                             -             931            2,845            227              -
   1/16/02     San Ramon / San Ramo                        -           1,522            3,510             61              -
   1/16/02     Austin / W. 6th St                          -           2,399            4,493            348              -
   1/16/02     Schaumburg / W. Wise                        -           1,158            2,598             69              -
   1/16/02     Laguna Hills / Moulton                      -           2,319            5,200            208              -
   1/16/02     Annapolis / West St                         -             955            3,669             56              -
   1/16/02     Birmingham / Commons                        -           1,125            3,938            179              -
   1/16/02     Crestwood / Watson Rd                       -           1,232            3,093            (27)             -
   1/16/02     Northglenn /Huron St                        -             688            2,075             80              -
   1/16/02     Skokie / Skokie Blvd                        -             716            5,285            100              -
   1/16/02     Garden City / Stewart                       -           1,489            4,039            225              -
   1/16/02     Millersville / Veterans                     -           1,036            4,229             49              -
   1/16/02     W. Babylon / Sunrise                        -           1,609            3,959             66              -
   1/16/02     Memphis / Summer Ave                        -           1,103            2,772             85              -
   1/16/02     Santa Clara/Lafayette                       -           1,393            4,626             17              -
   1/16/02     Naperville / Washington                     -           2,712            2,225            510              -
   1/16/02     Phoenix/W Union Hills                       -           1,071            2,934             59              -
   1/16/02     Woodlawn / Whitehead                        -           2,682            3,355             74              -
   1/16/02     Issaquah / Pickering                        -           1,138            3,704             26              -
   1/16/02     West La /W Olympic                          -           6,532            5,975            129              -
   1/16/02     Pasadena / E. Colorado                      -           1,125            5,160            129              -
   1/16/02     Memphis / Covington                         -             620            3,076             81              -
   1/16/02     Hiawassee / N.Hiawassee                     -           1,622            1,892             95              -
   1/16/02     Longwood / State Rd                         -           2,123            3,083            170              -
   1/16/02     Casselberry / State                         -           1,628            3,308             72              -
   1/16/02     Honolulu/Kahala                             -           3,722            8,525            112              -
   1/16/02     Waukegan / Greenbay                         -             933            3,826             51              -
   1/16/02     Southfield / Telegraph                      -           2,869            5,507            149              -
   1/16/02     San Mateo / S. Delaware                     -           1,921            4,602            105              -
   1/16/02     Scottsdale/N.Hayden                         -           2,111            3,564             51              -
   1/16/02     Gilbert/W Park Ave                          -             497            3,534             13              -
   1/16/02     W.Palm Beach/Okeechobee                     -           2,149            4,650           (356)             -
   1/16/02     Indianapolis / W.86th                       -             812            2,421            158              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    1/7/02     Bothell/ N. Bothell Way                  1,062            5,156             6,218           1,450
   1/15/02     Houston / N.Loop                         2,044            8,222            10,266           1,997
   1/16/02     Orlando / S. Kirkman                       889            3,241             4,130           1,054
   1/16/02     Austin / Us Hwy 183                        608            3,897             4,505           1,235
   1/16/02     Rochelle Park / 168                        744            4,512             5,256           1,374
   1/16/02     Honolulu / Waialae                      10,628           11,006            21,634           3,414
   1/16/02     Sunny Isles Bch                            931            3,072             4,003             966
   1/16/02     San Ramon / San Ramo                     1,521            3,572             5,093           1,099
   1/16/02     Austin / W. 6th St                       2,399            4,841             7,240           1,668
   1/16/02     Schaumburg / W. Wise                     1,157            2,668             3,825             839
   1/16/02     Laguna Hills / Moulton                   2,318            5,409             7,727           1,743
   1/16/02     Annapolis / West St                        955            3,725             4,680           1,165
   1/16/02     Birmingham / Commons                     1,125            4,117             5,242           1,302
   1/16/02     Crestwood / Watson Rd                    1,176            3,122             4,298             953
   1/16/02     Northglenn /Huron St                       688            2,155             2,843             671
   1/16/02     Skokie / Skokie Blvd                       716            5,385             6,101           1,631
   1/16/02     Garden City / Stewart                    1,489            4,264             5,753           1,339
   1/16/02     Millersville / Veterans                  1,035            4,279             5,314           1,353
   1/16/02     W. Babylon / Sunrise                     1,608            4,026             5,634           1,237
   1/16/02     Memphis / Summer Ave                     1,102            2,858             3,960             867
   1/16/02     Santa Clara/Lafayette                    1,393            4,643             6,036           1,361
   1/16/02     Naperville / Washington                  2,711            2,736             5,447             826
   1/16/02     Phoenix/W Union Hills                    1,065            2,999             4,064             929
   1/16/02     Woodlawn / Whitehead                     2,681            3,430             6,111           1,088
   1/16/02     Issaquah / Pickering                     1,137            3,731             4,868           1,145
   1/16/02     West La /W Olympic                       6,530            6,106            12,636           1,831
   1/16/02     Pasadena / E. Colorado                   1,124            5,290             6,414           1,566
   1/16/02     Memphis / Covington                        620            3,157             3,777             949
   1/16/02     Hiawassee / N.Hiawassee                  1,621            1,988             3,609             652
   1/16/02     Longwood / State Rd                      2,123            3,253             5,376           1,127
   1/16/02     Casselberry / State                      1,628            3,380             5,008           1,023
   1/16/02     Honolulu/Kahala                          3,721            8,638            12,359           2,557
   1/16/02     Waukegan / Greenbay                        933            3,877             4,810           1,168
   1/16/02     Southfield / Telegraph                   2,868            5,657             8,525           1,713
   1/16/02     San Mateo / S. Delaware                  1,921            4,707             6,628           1,376
   1/16/02     Scottsdale/N.Hayden                      2,116            3,610             5,726           1,082
   1/16/02     Gilbert/W Park Ave                         497            3,547             4,044           1,058
   1/16/02     W.Palm Beach/Okeechobee                  2,148            4,295             6,443           1,253
   1/16/02     Indianapolis / W.86th                      812            2,579             3,391             753


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   1/16/02     Indianapolis / Madison                      -             716            2,655            557              -
   1/16/02     Indianapolis / Rockville                    -             704            2,704            922              -
   1/16/02     Santa Cruz / River                          -           2,148            6,584            120              -
   1/16/02     Novato / Rush Landing                       -           1,858            2,574             52              -
   1/16/02     Martinez / Arnold Dr                        -             847            5,422             31              -
   1/16/02     Charlotte/Cambridge                         -             836            3,908             38              -
   1/16/02     Rancho Cucamonga                            -             579            3,222          3,620              -
   1/16/02     Renton / Kent                               -             768            4,078             56              -
   1/16/02     Hawthorne / Goffle Rd                       -           2,414            4,918             71              -
    2/2/02     Nashua / Southwood Dr                       -           2,493            4,326            193              -
   2/15/02     Houston/Fm 1960 East                        -             859            2,004            102              -
    3/7/02     Baltimore / Russell Street                  -           1,763            5,821            203              -
   3/11/02     Weymouth / Main St                          -           1,440            4,433            173              -
   3/28/02     Clinton / Branch Ave & Schultz              -           1,257            4,108            537          3,253
   4/17/02     La Mirada/Alondra                           -           1,749            5,044            364          2,443
    5/1/02     N.Richlnd Hls/Rufe Snow Dr                  -             632            6,337          2,359              -
    5/2/02     Parkville/E.Joppa                           -             898            4,306            135              -
   6/17/02     Waltham / Lexington St                      -           3,183            5,733            307              -
   6/30/02     Nashville / Charlotte                       -             876            2,004            121              -
    7/2/02     Mt Juliet / Lebonan Rd                      -             516            1,203            151              -
   7/14/02     Yorktown / George Washington                -             707            1,684             78              -
   7/22/02     Brea/E. Lambert & Clifwood Pk               -           2,114            3,555            171              -
    8/1/02     Bricktown/Route 70                          -           1,292            3,690            181              -
    8/1/02     Danvers / Newbury St.                       -           1,311            4,140            606              -
   8/15/02     Montclair / Holt Blvd.                      -             889            2,074            244              -
   8/21/02     Rockville Centre/Merrick Rd                 -           3,693            6,990            370              -
   9/13/02     Lacey / Martin Way                          -           1,379            3,217             72              -
   9/13/02     Lakewood / Bridgeport                       -           1,286            3,000            116              -
   9/13/02     Kent / Pacific Highway                      -           1,839            4,291            192              -
   11/4/02     Scotch Plains /Route 22                     -           2,124            5,072             55              -
  12/23/02     Snta Clarita/Viaprincssa                    -           2,508            3,008          3,579              -
   2/13/03     Pasadena / Ritchie Hwy                      -           2,253            4,218              8              -
   2/13/03     Malden / Eastern Ave                        -           3,212            2,739             86              -
   2/24/03     Miami / SW 137th Ave                        -           1,600            4,684           (269)             -
    3/3/03     Chantilly / Dulles South Court              -           2,190            4,314            132              -
    3/6/03     Medford / Mystic Ave                        -           3,886            4,982             23              -
   5/27/03     Castro Valley / Grove Way                   -           2,247            5,881            983              -
    8/2/03     Sacramento / E.Stockton Blvd                -             554            4,175             62              -
   8/13/03     Timonium / W. Padonia Road                  -           1,932            3,681             44              -




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

   1/16/02     Indianapolis / Madison                    716            3,212             3,928             804
   1/16/02     Indianapolis / Rockville                  704            3,626             4,330             821
   1/16/02     Santa Cruz / River                      2,147            6,705             8,852           1,929
   1/16/02     Novato / Rush Landing                   1,858            2,626             4,484             783
   1/16/02     Martinez / Arnold Dr                      847            5,453             6,300           1,545
   1/16/02     Charlotte/Cambridge                       836            3,946             4,782           1,183
   1/16/02     Rancho Cucamonga                        1,130            6,291             7,421           1,381
   1/16/02     Renton / Kent                             768            4,134             4,902           1,246
   1/16/02     Hawthorne / Goffle Rd                   2,413            4,990             7,403           1,447
    2/2/02     Nashua / Southwood Dr                   2,492            4,520             7,012           1,259
   2/15/02     Houston/Fm 1960 East                      858            2,107             2,965             611
    3/7/02     Baltimore / Russell Street              1,763            6,024             7,787           1,667
   3/11/02     Weymouth / Main St                      1,439            4,607             6,046           1,278
   3/28/02     Clinton / Branch Ave & Schultz          2,357            6,798             9,155           1,562
   4/17/02     La Mirada/Alondra                       2,574            7,026             9,600           1,669
    5/1/02     N.Richlnd Hls/Rufe Snow Dr                631            8,697             9,328           2,186
    5/2/02     Parkville/E.Joppa                         898            4,441             5,339           1,197
   6/17/02     Waltham / Lexington St                  3,202            6,021             9,223           1,587
   6/30/02     Nashville / Charlotte                     875            2,126             3,001             613
    7/2/02     Mt Juliet / Lebonan Rd                    516            1,354             1,870             400
   7/14/02     Yorktown / George Washington              707            1,762             2,469             516
   7/22/02     Brea/E. Lambert & Clifwood Pk           2,113            3,727             5,840             980
    8/1/02     Bricktown/Route 70                      1,292            3,871             5,163           1,011
    8/1/02     Danvers / Newbury St.                   1,326            4,731             6,057           1,190
   8/15/02     Montclair / Holt Blvd.                    889            2,318             3,207             752
   8/21/02     Rockville Centre/Merrick Rd             3,691            7,362            11,053           1,905
   9/13/02     Lacey / Martin Way                      1,378            3,290             4,668             701
   9/13/02     Lakewood / Bridgeport                   1,285            3,117             4,402             688
   9/13/02     Kent / Pacific Highway                  1,839            4,483             6,322             989
   11/4/02     Scotch Plains /Route 22                 2,126            5,125             7,251           1,333
  12/23/02     Snta Clarita/Viaprincssa                2,507            6,588             9,095           1,459
   2/13/03     Pasadena / Ritchie Hwy                  2,252            4,227             6,479           1,012
   2/13/03     Malden / Eastern Ave                    3,211            2,826             6,037             673
   2/24/03     Miami / SW 137th Ave                    1,600            4,415             6,015           1,057
    3/3/03     Chantilly / Dulles South Court          2,190            4,446             6,636           1,021
    3/6/03     Medford / Mystic Ave                    3,884            5,007             8,891           1,156
   5/27/03     Castro Valley / Grove Way               2,307            6,804             9,111           1,556
    8/2/03     Sacramento / E.Stockton Blvd              554            4,237             4,791             977
   8/13/03     Timonium / W. Padonia Road              1,931            3,726             5,657             834


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/21/03     Van Nuys / Sepulveda                        -           1,698            3,886          2,404              -
    9/9/03     Westwood / East St                          -           3,267            5,013            315              -
  10/21/03     San Diego / Miramar Road                    -           2,244            6,653            662              -
   11/3/03     El Sobrante/San Pablo                       -           1,255            4,990          1,311              -
   11/6/03     Pearl City / Kamehameha Hwy                 -           4,428            4,839            533              -
  12/23/03     Boston / Southampton Street                 -           5,334            7,511            799              -
    1/9/04     Farmingville / Horseblock Road              -           1,919            4,420           (110)             -
   2/27/04     Salem / Goodhue St.                         -           1,544            6,160             68              -
   3/18/04     Seven Corners / Arlington Blvd.             -           6,087            7,553           (262)             -
   6/30/04     Marlton / Route 73                          -           1,103            5,195             14              -
    7/1/04     Long Island City/Northern Blvd.             -           4,876            7,610           (162)             -
    7/9/04     West Valley Cty/Redwood                     -             876            2,067            426              -
   7/12/04     Hicksville/E. Old Country Rd.               -           1,693            3,910            147              -
   7/15/04     Harwood/Ronald                              -           1,619            3,778            204              -
   9/24/04     E. Hanover/State Rt                         -           3,895            4,943            232              -
  10/14/04     Apple Valley/148th St                     593             591            1,375            155              -
  10/14/04     Blaine / Hwy 65 NE                        966             789            1,833            830              -
  10/14/04     Brooklyn Park / Lakeland Ave            1,379           1,411            3,278            240              -
  10/14/04     Brooklyn Park / Xylon Ave               1,144           1,120            2,601            370              -
  10/14/04     St Paul(Eagan)/Sibley Mem'l Hwy           597             615            1,431             89              -
  10/14/04     Maple Grove / Zachary Lane              1,261           1,337            3,105             67              -
  10/14/04     Minneapolis / Hiawatha Ave              1,428           1,480            3,437            187              -
  10/14/04     New Hope / 36th Ave                     1,285           1,332            3,094            167              -
  10/14/04     Rosemount / Chippendale Ave               830             864            2,008             94              -
  10/14/04     St Cloud/Franklin                         547             575            1,338             43              -
  10/14/04     Savage / W 128th St                     1,450           1,522            3,535            125              -
  10/14/04     Spring Lake Park/Hwy 65 NE              1,526           1,534            3,562            361              -
  10/14/04     St Paul / Terrace Court                 1,083           1,122            2,606            144              -
  10/14/04     St Paul / Eaton St                      1,120           1,161            2,698            146              -
  10/14/04     St Paul-Hartzell / Wabash Ave               -           1,207            2,816            228              -
  10/14/04     West St Paul / Marie Ave                1,563           1,447            3,361            780              -
  10/14/04     Stillwater / Memorial Ave               1,591           1,669            3,876            144              -
  10/14/04     St Paul(VadnaisHts/Birch Lake Rd          931             928            2,157            243              -
  10/14/04     Woodbury / Hudson Road                  1,784           1,863            4,327            187              -
  10/14/04     Brown Deer / N Green Bay Rd             1,022           1,059            2,461            134              -
  10/14/04     Germantown / Spaten Court                 579             607            1,411             52              -
  10/14/04     Milwaukee/ N 77th St                    1,204           1,241            2,882            180              -
  10/14/04     Milwaukee/ S 13th St                    1,417           1,484            3,446            135              -
  10/14/04     Oak Creek / S 27th St                     726             751            1,746             99              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/21/03     Van Nuys / Sepulveda                     1,698            6,290             7,988           1,084
    9/9/03     Westwood / East St                       3,287            5,308             8,595           1,183
  10/21/03     San Diego / Miramar Road                 2,243            7,316             9,559           1,572
   11/3/03     El Sobrante/San Pablo                    1,257            6,299             7,556           1,383
   11/6/03     Pearl City / Kamehameha Hwy              4,429            5,371             9,800           1,134
  12/23/03     Boston / Southampton Street              5,344            8,300            13,644           1,694
    1/9/04     Farmingville / Horseblock Road           1,918            4,311             6,229             883
   2/27/04     Salem / Goodhue St.                      1,543            6,229             7,772           1,224
   3/18/04     Seven Corners / Arlington Blvd.          6,085            7,293            13,378           1,407
   6/30/04     Marlton / Route 73                       1,103            5,209             6,312             747
    7/1/04     Long Island City/Northern Blvd.          4,875            7,449            12,324           1,382
    7/9/04     West Valley Cty/Redwood                    883            2,486             3,369             545
   7/12/04     Hicksville/E. Old Country Rd.            1,692            4,058             5,750             732
   7/15/04     Harwood/Ronald                           1,619            3,982             5,601             781
   9/24/04     E. Hanover/State Rt                      3,894            5,176             9,070             894
  10/14/04     Apple Valley/148th St                      592            1,529             2,121             283
  10/14/04     Blaine / Hwy 65 NE                         713            2,739             3,452             438
  10/14/04     Brooklyn Park / Lakeland Ave             1,413            3,516             4,929             641
  10/14/04     Brooklyn Park / Xylon Ave                1,121            2,970             4,091             613
  10/14/04     St Paul(Eagan)/Sibley Mem'l Hwy            616            1,519             2,135             263
  10/14/04     Maple Grove / Zachary Lane               1,338            3,171             4,509             550
  10/14/04     Minneapolis / Hiawatha Ave               1,481            3,623             5,104             660
  10/14/04     New Hope / 36th Ave                      1,333            3,260             4,593             567
  10/14/04     Rosemount / Chippendale Ave                865            2,101             2,966             375
  10/14/04     St Cloud/Franklin                          576            1,380             1,956             245
  10/14/04     Savage / W 128th St                      1,523            3,659             5,182             655
  10/14/04     Spring Lake Park/Hwy 65 NE               1,535            3,922             5,457             727
  10/14/04     St Paul / Terrace Court                  1,123            2,749             3,872             506
  10/14/04     St Paul / Eaton St                       1,162            2,843             4,005             521
  10/14/04     St Paul-Hartzell / Wabash Ave            1,206            3,045             4,251             582
  10/14/04     West St Paul / Marie Ave                 1,448            4,140             5,588             742
  10/14/04     Stillwater / Memorial Ave                1,670            4,019             5,689             702
  10/14/04     St Paul(VadnaisHts/Birch Lake Rd           929            2,399             3,328             438
  10/14/04     Woodbury / Hudson Road                   1,864            4,513             6,377             780
  10/14/04     Brown Deer / N Green Bay Rd              1,060            2,594             3,654             475
  10/14/04     Germantown / Spaten Court                  607            1,463             2,070             261
  10/14/04     Milwaukee/ N 77th St                     1,242            3,061             4,303             553
  10/14/04     Milwaukee/ S 13th St                     1,485            3,580             5,065             635
  10/14/04     Oak Creek / S 27th St                      752            1,844             2,596             336


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

  10/14/04     Waukesha / Arcadian Ave                 1,622           1,665            3,868            265              -
  10/14/04     West Allis / W Lincoln Ave              1,335           1,390            3,227            156              -
  10/14/04     Garland / O'Banion Rd                       -             606            1,414            136              -
  10/14/04     Grand Prairie/ Hwy360                       -             942            2,198            136              -
  10/14/04     Duncanville/N Duncnvill                     -           1,524            3,556            360              -
  10/14/04     Lancaster/ W Pleasant                       -             993            2,317             97              -
  10/14/04     Mesquite / Oates Dr                         -             937            2,186            128              -
  10/14/04     Dallas / E NW Hwy                           -             942            2,198            120              -
  11/24/04     Pompano Beach/E. Sample                 4,495           1,608            3,754            160              -
  11/24/04     Davie / SW 41st St.                     5,797           2,467            5,758            178              -
  11/24/04     North Bay Village/Kennedy               5,994           3,275            7,644            197              -
  11/24/04     Miami / Biscayne Blvd                   5,935           3,538            8,258            129              -
  11/24/04     Miami Gardens/NW 57th St                5,929           2,706            6,316             84              -
  11/24/04     Tamarac/ N University Dr                6,160           2,580            6,022            111              -
  11/24/04     Miami / SW 31st Ave                    12,941          11,574           27,009            221              -
  11/24/04     Hialeah / W 20th Ave                        -           2,224            5,192            397              -
  11/24/04     Miami / SW 42nd St                          -           2,955            6,897            515              -
  11/24/04     Miami / SW 40th St                          -           2,933            6,844            523              -
  11/25/04     Carlsbad/CorteDelAbeto                      -           2,861            6,676          3,157              -
   1/19/05     Cheektowaga / William St                    -             965            2,262             40              -
   1/19/05     Amherst / Millersport Hwy                   -           1,431            3,350             53              -
   1/19/05     Lancaster / Walden Ave                      -             528            1,244             26              -
   1/19/05     Tonawanda/HospitalityCentreWay              -           1,205            2,823             30              -
   1/19/05     Wheatfield / Niagara Falls Blv              -           1,130            2,649             35              -
   1/20/05     Oak Lawn / Southwest Hwy                    -           1,850            4,330            119              -
   2/25/05     Owings Mills / Reisterstown Rd              -             887            3,865             14              -
   4/26/05     Hoboken / 8th St                            -           3,963            9,290            359              -
    5/3/05     Bayville / 939 Route 9                      -           1,928            4,519             61              -
    5/3/05     Bricktown / Burnt Tavern Rd                 -           3,522            8,239             46              -
    5/3/05     JacksonTwnshp/N.County Line Rd              -           1,555            3,647             53              -
   5/16/05     Methuen / Pleasant Valley St                -           2,263            4,540            162              -
   5/19/05     Libertyville / Kelley Crt                   -           2,042            4,783             69              -
   5/19/05     Joliet / Essington                          -           1,434            3,367             88              -
   6/15/05     Atlanta/Howell Mill Rd NW                   -           1,864            4,363             54              -
   6/15/05     Smyrna / Herodian Way SE                    -           1,294            3,032             49              -
    7/7/05     Lithonia / Minola Dr                        -           1,273            2,985             70              -
   7/14/05     Kennesaw / Bells Ferry Rd NW                -           1,264            2,976            792              -
   7/28/05     Atlanta / Monroe Dr NE                      -           2,914            6,829            895              -
   8/11/05     Suwanee / Old Peachtree Rd NE               -           1,914            4,497            146              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

  10/14/04     Waukesha / Arcadian Ave                  1,667            4,131             5,798             771
  10/14/04     West Allis / W Lincoln Ave               1,391            3,382             4,773             602
  10/14/04     Garland / O'Banion Rd                      608            1,548             2,156             312
  10/14/04     Grand Prairie/ Hwy360                      944            2,332             3,276             452
  10/14/04     Duncanville/N Duncnvill                  1,525            3,915             5,440             826
  10/14/04     Lancaster/ W Pleasant                      995            2,412             3,407             474
  10/14/04     Mesquite / Oates Dr                        938            2,313             3,251             454
  10/14/04     Dallas / E NW Hwy                          944            2,316             3,260             457
  11/24/04     Pompano Beach/E. Sample                  1,621            3,901             5,522             688
  11/24/04     Davie / SW 41st St.                      2,466            5,937             8,403           1,061
  11/24/04     North Bay Village/Kennedy                3,274            7,842            11,116           1,350
  11/24/04     Miami / Biscayne Blvd                    3,537            8,388            11,925           1,455
  11/24/04     Miami Gardens/NW 57th St                 2,706            6,400             9,106           1,108
  11/24/04     Tamarac/ N University Dr                 2,579            6,134             8,713           1,063
  11/24/04     Miami / SW 31st Ave                     11,570           27,234            38,804           4,582
  11/24/04     Hialeah / W 20th Ave                     2,224            5,589             7,813           1,223
  11/24/04     Miami / SW 42nd St                       2,957            7,410            10,367           1,612
  11/24/04     Miami / SW 40th St                       2,932            7,368            10,300           1,605
  11/25/04     Carlsbad/CorteDelAbeto                   2,860            9,834            12,694           1,456
   1/19/05     Cheektowaga / William St                   964            2,303             3,267             508
   1/19/05     Amherst / Millersport Hwy                1,431            3,403             4,834             735
   1/19/05     Lancaster / Walden Ave                     528            1,270             1,798             281
   1/19/05     Tonawanda/HospitalityCentreWay           1,205            2,853             4,058             620
   1/19/05     Wheatfield / Niagara Falls Blv           1,130            2,684             3,814             585
   1/20/05     Oak Lawn / Southwest Hwy                 1,850            4,449             6,299             990
   2/25/05     Owings Mills / Reisterstown Rd             887            3,879             4,766             609
   4/26/05     Hoboken / 8th St                         3,962            9,650            13,612           1,948
    5/3/05     Bayville / 939 Route 9                   1,927            4,581             6,508             942
    5/3/05     Bricktown / Burnt Tavern Rd              3,521            8,286            11,807           1,685
    5/3/05     JacksonTwnshp/N.County Line Rd           1,554            3,701             5,255             764
   5/16/05     Methuen / Pleasant Valley St             2,263            4,702             6,965             690
   5/19/05     Libertyville / Kelley Crt                2,041            4,853             6,894             993
   5/19/05     Joliet / Essington                       1,434            3,455             4,889             716
   6/15/05     Atlanta/Howell Mill Rd NW                1,863            4,418             6,281             891
   6/15/05     Smyrna / Herodian Way SE                 1,293            3,082             4,375             624
    7/7/05     Lithonia / Minola Dr                     1,272            3,056             4,328             619
   7/14/05     Kennesaw / Bells Ferry Rd NW             1,264            3,768             5,032             694
   7/28/05     Atlanta / Monroe Dr NE                   2,913            7,725            10,638           1,439
   8/11/05     Suwanee / Old Peachtree Rd NE            1,913            4,644             6,557             921


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

    9/8/05     Brandon / Providence Rd                     -           2,592            6,067             93              -
   9/15/05     Woodstock / Hwy 92                          -           1,251            2,935             60              -
   9/22/05     Charlotte / W. Arrowood Rd                  -           1,426            3,335           (197)             -
   10/5/05     Jacksonville Beach / Beach Bl               -           2,552            5,981            145              -
   10/5/05     Bronx / Brush Ave                           -           4,517           10,581             91              -
  10/11/05     Austin / E. Ben White Blvd                  -             213            3,461             16              -
  10/13/05     Deerfield Beach/S. Powerline R              -           3,365            7,874            137              -
  10/14/05     Cooper City / Sheridan St                   -           3,035            7,092             95              -
  10/20/05     Staten Island / Veterans Rd W.              -           3,599            8,430            157              -
  10/20/05     Pittsburg / LoveridgeCenter                 -           3,602            8,448             94              -
  10/21/05     Norristown / W.Main St                      -           1,465            4,818            273              -
   11/2/05     Miller Place / Route 25A                    -           2,757            6,459             99              -
  11/18/05     Miami / Biscayne Blvd (Omni)                -           7,434           17,268            117              -
   12/1/05     Manchester / Taylor St                      -           1,305            3,029            161              -
   12/7/05     Buffalo Grove/E. Aptakisic Rd               -           1,986            4,635             94              -
  12/13/05     Lorton / Pohick Rd & I95                    -           1,167            4,582            343              -
  12/16/05     Pico Rivera / Washington Blvd               -           4,719           11,012             76              -
  12/27/05     Queens Village / Jamaica Ave                -           3,409            5,494             35              -
    1/1/06     Costa Mesa / Placentia-A                    -             275              754             21              -
    1/1/06     Van Nuys / Sepulveda-A                      -             497              886             60              -
    1/1/06     Pico Rivera / Beverly                       -             303              865             10              -
    1/1/06     San Dimas                                   -             222            1,505             71              -
    1/1/06     Long Beach / Cherry Ave                     -             801            1,723          2,754              -
    1/1/06     E.LA / Valley Blvd                          -             670            1,845             57              -
    1/1/06     Glendale / Eagle Rock Blvd                  -           1,240            1,831             29              -
    1/1/06     N. Pasadena / Lincoln Ave                   -             357              535             28              -
    1/1/06     Crossroads Pkwy/ 605 & 60 Fwys              -             146              773             24              -
    1/1/06     Fremont / Enterprise                        -             122              727            145              -
    1/1/06     Milpitas/Montague I &Watson Ct              -             212              607            112              -
    1/1/06     Wilmington                                  -             890            1,345             50              -
    1/1/06     Sun Valley / Glenoaks                       -             359              616             17              -
    1/1/06     Corona                                      -             169              722             12              -
    1/1/06     Norco                                       -             106              410             39              -
    1/1/06     N. Hollywood / Vanowen                      -             343              567             19              -
    1/5/06     Norfolk/Widgeon Rd. (Liberty)               -           1,328            3,125             32              -
   1/11/06     Goleta/Hollister&Stork                  4,284           2,873            6,788            110              -
   2/15/06     RockvilleCtr/Sunrs(StrQtr2/15               -           1,813            4,264          1,398              -
   3/16/06     Deerfield/S. Pfingsten Rd.                  -           1,953            4,569            123              -
   3/28/06     Pembroke Pines/S. Douglas Rd.               -           3,008            7,018            100              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

    9/8/05     Brandon / Providence Rd                  2,591            6,161             8,752           1,174
   9/15/05     Woodstock / Hwy 92                       1,250            2,996             4,246             575
   9/22/05     Charlotte / W. Arrowood Rd               1,153            3,411             4,564             630
   10/5/05     Jacksonville Beach / Beach Bl            2,552            6,126             8,678           1,143
   10/5/05     Bronx / Brush Ave                        4,516           10,673            15,189           1,984
  10/11/05     Austin / E. Ben White Blvd                 213            3,477             3,690             404
  10/13/05     Deerfield Beach/S. Powerline R           3,364            8,012            11,376           1,488
  10/14/05     Cooper City / Sheridan St                3,034            7,188            10,222           1,322
  10/20/05     Staten Island / Veterans Rd W.           3,598            8,588            12,186           1,580
  10/20/05     Pittsburg / LoveridgeCenter              3,601            8,543            12,144           1,567
  10/21/05     Norristown / W.Main St                   1,465            5,091             6,556             658
   11/2/05     Miller Place / Route 25A                 2,757            6,558             9,315           1,989
  11/18/05     Miami / Biscayne Blvd (Omni)             7,432           17,387            24,819           3,122
   12/1/05     Manchester / Taylor St                   1,305            3,190             4,495             594
   12/7/05     Buffalo Grove/E. Aptakisic Rd            1,986            4,729             6,715             848
  12/13/05     Lorton / Pohick Rd & I95                 1,184            4,908             6,092             619
  12/16/05     Pico Rivera / Washington Blvd            4,718           11,089            15,807           1,969
  12/27/05     Queens Village / Jamaica Ave             3,409            5,529             8,938             720
    1/1/06     Costa Mesa / Placentia-A                   275              775             1,050              97
    1/1/06     Van Nuys / Sepulveda-A                     497              946             1,443             135
    1/1/06     Pico Rivera / Beverly                      303              875             1,178              88
    1/1/06     San Dimas                                  222            1,576             1,798             253
    1/1/06     Long Beach / Cherry Ave                    801            4,477             5,278             137
    1/1/06     E.LA / Valley Blvd                         685            1,887             2,572             351
    1/1/06     Glendale / Eagle Rock Blvd               1,240            1,860             3,100             459
    1/1/06     N. Pasadena / Lincoln Ave                  357              563               920              91
    1/1/06     Crossroads Pkwy/ 605 & 60 Fwys             146              797               943             132
    1/1/06     Fremont / Enterprise                       122              872               994             106
    1/1/06     Milpitas/Montague I &Watson Ct             212              719               931              73
    1/1/06     Wilmington                                 890            1,395             2,285             193
    1/1/06     Sun Valley / Glenoaks                      359              633               992              89
    1/1/06     Corona                                     169              734               903              56
    1/1/06     Norco                                      106              449               555              15
    1/1/06     N. Hollywood / Vanowen                     343              586               929              77
    1/5/06     Norfolk/Widgeon Rd. (Liberty)            1,328            3,157             4,485             537
   1/11/06     Goleta/Hollister&Stork                   2,873            6,898             9,771           1,172
   2/15/06     RockvilleCtr/Sunrs(StrQtr2/15            1,813            5,662             7,475             910
   3/16/06     Deerfield/S. Pfingsten Rd.               1,953            4,692             6,645             784
   3/28/06     Pembroke Pines/S. Douglas Rd.            3,008            7,118            10,126           1,165


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   3/30/06     Miami/SW 24th Ave.                          -           4,272            9,969            114              -
   3/31/06     San Diego/MiraMesa&PacHts                   -           2,492            7,127             18              -
    5/1/06     Wilmington/Kirkwood Hwy                     -           1,572            3,672             92              -
    5/1/06     Jupiter/5100 Military Trail                 -           4,397           10,266             65              -
    5/1/06     Neptune/Neptune Blvd.                       -           3,240            7,564            108              -
   5/15/06     Suwanee/Peachtree Pkwy                      -           2,483            5,799             46              -
   5/26/06     Honolulu/Kapiolani&Kamake                   -           9,329           20,400            (68)             -
    6/6/06     Tampa/30th St                               -           2,283            5,337            101              -
   6/22/06     Centennial/S. Parker Rd.                    -           1,786            4,173             44              -
    7/1/06     Brooklyn/Knapp St                           -           6,701            5,088           (146)             -
   8/22/06     Scottsdale North                            -           5,037           14,000            189              -
   8/22/06     Dobson Ranch                                -           1,896            5,065            105              -
   8/22/06     Scottsdale Air Park                         -           1,560            7,060             24              -
   8/22/06     Shea                                        -           2,271            6,402             42              -
   8/22/06     Collonade Mall                              -               -            3,569             49              -
   8/22/06     Union Hills                                 -           2,618            5,357             44              -
   8/22/06     Speedway                                    -           1,921            6,105            136              -
   8/22/06     Mill Avenue                                 -             621            2,447             74              -
   8/22/06     Cooper Road                                 -           2,378            3,970             65              -
   8/22/06     Desert Sky                                  -           1,603            4,667             54              -
   8/22/06     Tanque Verde Road                           -           1,636            3,714             26              -
   8/22/06     Oro Valley                                  -           1,729            6,158             41              -
   8/22/06     Sunnyvale                                   -           5,647           16,555             49              -
   8/22/06     El Cerito                                   -           2,002            8,710             62              -
   8/22/06     Westwood                                    -           7,826           13,848            117              -
   8/22/06     El Cajon                                    -           7,490           13,341          1,125              -
   8/22/06     Santa Ana                                   -          12,432           10,961            651              -
   8/22/06     Culver City / 405 & Jefferson               -           3,689           14,555            128              -
   8/22/06     Solana Beach                                -               -           11,163            197              -
   8/22/06     Huntington Beach                            -           3,914           11,064             74              -
   8/22/06     Ontario                                     -           2,904            5,762            189              -
   8/22/06     Orange                                      -           2,421            9,184             69              -
   8/22/06     Daly City                                   -           4,034           13,280            826              -
   8/22/06     Castro Valley                               -           3,682            5,986            178              -
   8/22/06     Newark                                      -           3,550            6,512             34              -
   8/22/06     Sacramento                                  -           1,864            4,399             19              -
   8/22/06     San Leandro                                 -           2,979            4,776             60              -
   8/22/06     San Lorenzo                                 -           1,842            4,387             68              -
   8/22/06     Tracy                                       -             959            3,791             30              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   3/30/06     Miami/SW 24th Ave.                       4,272           10,083            14,355           1,636
   3/31/06     San Diego/MiraMesa&PacHts                2,492            7,145             9,637             780
    5/1/06     Wilmington/Kirkwood Hwy                  1,572            3,764             5,336             585
    5/1/06     Jupiter/5100 Military Trail              4,397           10,331            14,728           1,620
    5/1/06     Neptune/Neptune Blvd.                    3,240            7,672            10,912           1,201
   5/15/06     Suwanee/Peachtree Pkwy                   2,483            5,845             8,328             915
   5/26/06     Honolulu/Kapiolani&Kamake                9,329           20,332            29,661           2,073
    6/6/06     Tampa/30th St                            2,283            5,438             7,721             843
   6/22/06     Centennial/S. Parker Rd.                 1,786            4,217             6,003             649
    7/1/06     Brooklyn/Knapp St                        6,701            4,942            11,643             497
   8/22/06     Scottsdale North                         5,037           14,189            19,226           1,420
   8/22/06     Dobson Ranch                             1,896            5,170             7,066             513
   8/22/06     Scottsdale Air Park                      1,560            7,084             8,644             701
   8/22/06     Shea                                     2,271            6,444             8,715             640
   8/22/06     Collonade Mall                               -            3,618             3,618             359
   8/22/06     Union Hills                              2,618            5,401             8,019             536
   8/22/06     Speedway                                 1,921            6,241             8,162             623
   8/22/06     Mill Avenue                                621            2,521             3,142             259
   8/22/06     Cooper Road                              2,378            4,035             6,413             407
   8/22/06     Desert Sky                               1,603            4,721             6,324             472
   8/22/06     Tanque Verde Road                        1,636            3,740             5,376             372
   8/22/06     Oro Valley                               1,729            6,199             7,928             616
   8/22/06     Sunnyvale                                5,647           16,604            22,251           1,639
   8/22/06     El Cerito                                2,002            8,772            10,774             871
   8/22/06     Westwood                                 7,826           13,965            21,791           1,387
   8/22/06     El Cajon                                 7,490           14,466            21,956           1,501
   8/22/06     Santa Ana                               12,432           11,612            24,044           1,180
   8/22/06     Culver City / 405 & Jefferson            3,689           14,683            18,372           1,454
   8/22/06     Solana Beach                                 -           11,360            11,360           1,140
   8/22/06     Huntington Beach                         3,914           11,138            15,052           1,105
   8/22/06     Ontario                                  2,904            5,951             8,855             618
   8/22/06     Orange                                   2,421            9,253            11,674             916
   8/22/06     Daly City                                4,034           14,106            18,140           1,416
   8/22/06     Castro Valley                            3,682            6,164             9,846             605
   8/22/06     Newark                                   3,550            6,546            10,096             649
   8/22/06     Sacramento                               1,864            4,418             6,282             439
   8/22/06     San Leandro                              2,979            4,836             7,815             479
   8/22/06     San Lorenzo                              1,842            4,455             6,297             446
   8/22/06     Tracy                                      959            3,821             4,780             382


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Aliso Viejo                                 -           6,640           11,486             53              -
   8/22/06     Alicia Parkway                              -           5,669           12,680            364              -
   8/22/06     Capitol Expressway                          -               -            3,970             19              -
   8/22/06     Vista Park-Land Lease                       -               -                -             77              -
   8/22/06     Oakley                                      -           2,419            5,452            100              -
   8/22/06     Livermore                                   -           2,972            6,816             41              -
   8/22/06     Sand City (Monterey)                        -           2,563            8,291             28              -
   8/22/06     Tracy II                                    -           1,762            4,487             74              -
   8/22/06     SF-Evans                                    -           3,966            7,487            298              -
   8/22/06     Natomas                                     -           1,302            5,063             35              -
   8/22/06     Presidio                                    -               -                -            311              -
   8/22/06     Golden / 6th & Simms                        -             853            2,817             82              -
   8/22/06     Littleton / Hampden - South                 -           1,040            2,261             25              -
   8/22/06     Margate                                     -           3,482            5,742            126              -
   8/22/06     Delray Beach                                -           3,546            7,076             69              -
   8/22/06     Lauderhill                                  -           2,807            6,668             96              -
   8/22/06     Roswell                                     -             908            3,308            142              -
   8/22/06     Morgan Falls                                -           3,229            7,844             52              -
   8/22/06     Norcross                                    -             724            2,197            107              -
   8/22/06     Stone Mountain                              -             500            2,055             93              -
   8/22/06     Tucker                                      -             731            2,664             42              -
   8/22/06     Forest Park                                 -             502            1,731             91              -
   8/22/06     Clairmont Road                              -             804            2,345             65              -
   8/22/06     Gwinnett Place                              -           1,728            3,982             38              -
   8/22/06     Perimeter Center                            -           3,414            8,283             38              -
   8/22/06     Peachtree Industrial Blvd.                  -           2,443            6,682             41              -
   8/22/06     Satellite Blvd                              -           1,940            3,907             63              -
   8/22/06     Hillside                                    -           1,949            3,611             97              -
   8/22/06     Orland Park                                 -           2,977            5,443            131              -
   8/22/06     Bolingbrook / Brook Ct                      -           1,342            2,133             35              -
   8/22/06     Wheaton                                     -           1,531            5,584             55              -
   8/22/06     Lincolnwood  / Touhy                        -             700            3,307             42              -
   8/22/06     Niles                                       -             826            1,473             55              -
   8/22/06     Berwyn                                      -             728            5,310            104              -
   8/22/06     Chicago Hts / N Western                     -           1,367            3,359             89              -
   8/22/06     River West                                  -             296            2,443             71              -
   8/22/06     Fullerton (IL)                              -           1,369            6,500            228              -
   8/22/06     Glenview West                               -           1,283            2,621             79              -
   8/22/06     Glendale  / Keystone Ave.                   -           1,733            3,958             89              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Aliso Viejo                              6,640           11,539            18,179           1,143
   8/22/06     Alicia Parkway                           5,669           13,044            18,713           1,351
   8/22/06     Capitol Expressway                           -            3,989             3,989             395
   8/22/06     Vista Park-Land Lease                        -               77                77              13
   8/22/06     Oakley                                   2,419            5,552             7,971             567
   8/22/06     Livermore                                2,972            6,857             9,829             682
   8/22/06     Sand City (Monterey)                     2,563            8,319            10,882             823
   8/22/06     Tracy II                                 1,762            4,561             6,323             459
   8/22/06     SF-Evans                                 3,966            7,785            11,751             814
   8/22/06     Natomas                                  1,302            5,098             6,400             507
   8/22/06     Presidio                                     -              311               311              39
   8/22/06     Golden / 6th & Simms                       853            2,899             3,752             291
   8/22/06     Littleton / Hampden - South              1,040            2,286             3,326             229
   8/22/06     Margate                                  3,482            5,868             9,350             597
   8/22/06     Delray Beach                             3,546            7,145            10,691             710
   8/22/06     Lauderhill                               2,807            6,764             9,571             684
   8/22/06     Roswell                                    908            3,450             4,358             358
   8/22/06     Morgan Falls                             3,229            7,896            11,125             782
   8/22/06     Norcross                                   724            2,304             3,028             236
   8/22/06     Stone Mountain                             500            2,148             2,648             214
   8/22/06     Tucker                                     731            2,706             3,437             274
   8/22/06     Forest Park                                502            1,822             2,324             190
   8/22/06     Clairmont Road                             804            2,410             3,214             246
   8/22/06     Gwinnett Place                           1,728            4,020             5,748             402
   8/22/06     Perimeter Center                         3,414            8,321            11,735             824
   8/22/06     Peachtree Industrial Blvd.               2,443            6,723             9,166             667
   8/22/06     Satellite Blvd                           1,940            3,970             5,910             401
   8/22/06     Hillside                                 1,949            3,708             5,657             384
   8/22/06     Orland Park                              2,977            5,574             8,551             571
   8/22/06     Bolingbrook / Brook Ct                   1,342            2,168             3,510             220
   8/22/06     Wheaton                                  1,531            5,639             7,170             562
   8/22/06     Lincolnwood  / Touhy                       700            3,349             4,049             336
   8/22/06     Niles                                      826            1,528             2,354             157
   8/22/06     Berwyn                                     728            5,414             6,142             550
   8/22/06     Chicago Hts / N Western                  1,367            3,448             4,815             348
   8/22/06     River West                                 296            2,514             2,810             258
   8/22/06     Fullerton (IL)                           1,369            6,728             8,097             699
   8/22/06     Glenview West                            1,283            2,700             3,983             278
   8/22/06     Glendale  / Keystone Ave.                1,733            4,047             5,780             404


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     College Park / W. 86th St.                  -           1,381            2,669             51              -
   8/22/06     Carmel / N. Range Line Rd.                  -           2,580            5,025            103              -
   8/22/06     Geogetown / Georgetown Rd.                  -           1,263            4,224             30              -
   8/22/06     Fishers / Allisonville Rd.                  -           2,106            3,629            148              -
   8/22/06     Castleton / Corporate Dr.                   -             914            2,465            107              -
   8/22/06     Geist / Fitness Lane                        -           2,133            3,718             70              -
   8/22/06     Indianapolis / E. 6nd St.                   -             444            2,141             35              -
   8/22/06     Suitland                                    -           2,337            5,799            129              -
   8/22/06     Gaithersburg                                -           4,239            8,516            139              -
   8/22/06     Germantown                                  -           2,057            4,510             79              -
   8/22/06     Briggs Chaney                               -           2,073            2,802            (10)             -
   8/22/06     Oxon Hill                                   -           1,557            3,971             54              -
   8/22/06     Frederick / Thomas Johnson Dr               -           1,811            2,695            149              -
   8/22/06     Clinton                                     -           2,728            5,363             78              -
   8/22/06     Reisterstown                                -             833            2,035             77              -
   8/22/06     Plymouth                                    -           2,018            4,415             68              -
   8/22/06     23014 Madison Heights                       -           2,354            4,391            155              -
   8/22/06     Ann Arbor                                   -           1,921            4,068             46              -
   8/22/06     Canton                                      -             710            4,287            103              -
   8/22/06     23021 Fraser                                -           2,026            5,393             86              -
   8/22/06     Livonia                                     -           1,849            3,860             34              -
   8/22/06     23023 Sterling Heights                      -           2,996            5,358            116              -
   8/22/06     23024 Warren                                -           3,345            7,004             25              -
   8/22/06     23025 Rochester                             -           1,876            3,032             82              -
   8/22/06     Taylor                                      -           1,635            4,808             98              -
   8/22/06     Jackson                                     -             442            1,756            103              -
   8/22/06     23032 Troy(Satellite of 08100)              -           1,237            2,093             43              -
   8/22/06     23034 Rochester Hills                       -           1,780            4,559             35              -
   8/22/06     23037 Auburn Hills                          -           1,888            3,017            101              -
   8/22/06     23039 Flint South                           -             543            3,068             70              -
   8/22/06     23040 Troy - Maple                          -           2,570            5,775             23              -
   8/22/06     Matawan                                     -           4,282            7,813            322              -
   8/22/06     Marlboro                                    -           2,214            5,868             98              -
   8/22/06     Voorhees                                    -           2,705            5,486             32              -
   8/22/06     Dover/Rockaway                              -           3,395            5,327             49              -
   8/22/06     Marlton                                     -           1,635            2,273             53              -
   8/22/06     West Paterson                               -             701            5,689             96              -
   8/22/06     Yonkers                                     -           4,473            9,925            922              -
   8/22/06     Van Dam Street                              -           3,527            6,935          2,469              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     College Park / W. 86th St.               1,381            2,720             4,101             277
   8/22/06     Carmel / N. Range Line Rd.               2,580            5,128             7,708             509
   8/22/06     Geogetown / Georgetown Rd.               1,263            4,254             5,517             422
   8/22/06     Fishers / Allisonville Rd.               2,106            3,777             5,883             382
   8/22/06     Castleton / Corporate Dr.                  914            2,572             3,486             261
   8/22/06     Geist / Fitness Lane                     2,133            3,788             5,921             376
   8/22/06     Indianapolis / E. 6nd St.                  444            2,176             2,620             220
   8/22/06     Suitland                                 2,337            5,928             8,265             594
   8/22/06     Gaithersburg                             4,239            8,655            12,894             862
   8/22/06     Germantown                               2,057            4,589             6,646             460
   8/22/06     Briggs Chaney                            2,024            2,841             4,865             285
   8/22/06     Oxon Hill                                1,557            4,025             5,582             405
   8/22/06     Frederick / Thomas Johnson Dr            1,811            2,844             4,655             292
   8/22/06     Clinton                                  2,728            5,441             8,169             547
   8/22/06     Reisterstown                               833            2,112             2,945             215
   8/22/06     Plymouth                                 2,018            4,483             6,501             453
   8/22/06     23014 Madison Heights                    2,354            4,546             6,900             474
   8/22/06     Ann Arbor                                1,921            4,114             6,035             409
   8/22/06     Canton                                     710            4,390             5,100             438
   8/22/06     23021 Fraser                             2,026            5,479             7,505             550
   8/22/06     Livonia                                  1,849            3,894             5,743             387
   8/22/06     23023 Sterling Heights                   2,996            5,474             8,470             543
   8/22/06     23024 Warren                             3,345            7,029            10,374             695
   8/22/06     23025 Rochester                          1,876            3,114             4,990             311
   8/22/06     Taylor                                   1,635            4,906             6,541             488
   8/22/06     Jackson                                    442            1,859             2,301             188
   8/22/06     23032 Troy(Satellite of 08100)           1,237            2,136             3,373             214
   8/22/06     23034 Rochester Hills                    1,780            4,594             6,374             458
   8/22/06     23037 Auburn Hills                       1,888            3,118             5,006             307
   8/22/06     23039 Flint South                          543            3,138             3,681             314
   8/22/06     23040 Troy - Maple                       2,570            5,798             8,368             574
   8/22/06     Matawan                                  4,282            8,135            12,417             787
   8/22/06     Marlboro                                 2,214            5,966             8,180             598
   8/22/06     Voorhees                                 2,705            5,518             8,223             547
   8/22/06     Dover/Rockaway                           3,395            5,376             8,771             531
   8/22/06     Marlton                                  1,635            2,326             3,961             239
   8/22/06     West Paterson                              701            5,785             6,486             575
   8/22/06     Yonkers                                  4,473           10,847            15,320           1,063
   8/22/06     Van Dam Street                           3,527            9,404            12,931             967


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Northern Blvd                               -           5,373            9,970          2,392              -
   8/22/06     Gold Street                                 -           6,747           16,544          2,458              -
   8/22/06     Utica Avenue                                -           7,746           13,063            997              -
   8/22/06     Melville                                    -           4,659            6,572            123              -
   8/22/06     Westgate                                    -             697            1,211             91              -
   8/22/06     Capital Boulevard                           -             757            1,681             88              -
   8/22/06     Cary                                        -           1,145            5,104            140              -
   8/22/06     Garner                                      -             529            1,211             69              -
   8/22/06     Morrisville                                 -             703            1,880            100              -
   8/22/06     Atlantic Avenue                             -           1,693            6,293             37              -
   8/22/06     Friendly Avenue                             -           1,169            3,043             81              -
   8/22/06     Glenwood Avenue                             -           1,689            4,948             73              -
   8/22/06     Poole Road                                  -           1,271            2,919             36              -
   8/22/06     South Raleigh                               -             800            2,219             40              -
   8/22/06     Wendover                                    -           2,891            7,656            105              -
   8/22/06     Beaverton / Hwy 217 & Allen Bl              -           2,130            3,908             57              -
   8/22/06     Gresham / Hogan Rd                          -           1,957            4,438            145              -
   8/22/06     Hillsboro / TV Hwy & 30th St                -           3,095            8,504             30              -
   8/22/06     Westchester                                 -               -            5,735            110              -
   8/22/06     Airport                                     -           4,597            8,728            185              -
   8/22/06     Oxford Valley                               -           2,430            5,365             72              -
   8/22/06     Valley Forge                                -               -                -             65              -
   8/22/06     Jenkintown                                  -               -                -             21              -
   8/22/06     Burke                                       -           2,522            4,019             24              -
   8/22/06     Midlothian Turnpike                         -           1,978            3,244             78              -
   8/22/06     South Military Highway                      -           1,611            2,903             32              -
   8/22/06     Newport News North                          -           2,073            4,067             47              -
   8/22/06     Virginia Beach Blvd.                        -           2,743            4,786             90              -
   8/22/06     Bayside                                     -           1,570            2,708             31              -
   8/22/06     Chesapeake                                  -           1,507            4,296             35              -
   8/22/06     Leesburg                                    -           1,935            2,485             31              -
   8/22/06     Dale City                                   -           1,885            3,335            101              -
   8/22/06     Gainesville                                 -           1,377            2,046             51              -
   8/22/06     Charlottesville                             -           1,481            2,397             62              -
   8/22/06     Laskin Road                                 -           1,448            2,634             44              -
   8/22/06     Holland Road                                -           1,565            2,227             88              -
   8/22/06     Princess Anne Road                          -           1,479            2,766             32              -
   8/22/06     Cedar Road                                  -           1,138            2,083             47              -
   8/22/06     Crater Road                                 -           1,497            2,266             87              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Northern Blvd                            5,373           12,362            17,735           1,286
   8/22/06     Gold Street                              6,747           19,002            25,749           1,969
   8/22/06     Utica Avenue                             7,746           14,060            21,806           1,373
   8/22/06     Melville                                 4,659            6,695            11,354             673
   8/22/06     Westgate                                   697            1,302             1,999             139
   8/22/06     Capital Boulevard                          757            1,769             2,526             179
   8/22/06     Cary                                     1,145            5,244             6,389             527
   8/22/06     Garner                                     529            1,280             1,809             132
   8/22/06     Morrisville                                703            1,980             2,683             203
   8/22/06     Atlantic Avenue                          1,693            6,330             8,023             629
   8/22/06     Friendly Avenue                          1,169            3,124             4,293             315
   8/22/06     Glenwood Avenue                          1,689            5,021             6,710             505
   8/22/06     Poole Road                               1,271            2,955             4,226             296
   8/22/06     South Raleigh                              800            2,259             3,059             229
   8/22/06     Wendover                                 2,891            7,761            10,652             771
   8/22/06     Beaverton / Hwy 217 & Allen Bl           2,130            3,965             6,095             399
   8/22/06     Gresham / Hogan Rd                       1,957            4,583             6,540             452
   8/22/06     Hillsboro / TV Hwy & 30th St             3,095            8,534            11,629             845
   8/22/06     Westchester                                  -            5,845             5,845             582
   8/22/06     Airport                                  4,597            8,913            13,510             887
   8/22/06     Oxford Valley                            2,430            5,437             7,867             542
   8/22/06     Valley Forge                                 -               65                65              11
   8/22/06     Jenkintown                                   -               21                21               5
   8/22/06     Burke                                    2,522            4,043             6,565             402
   8/22/06     Midlothian Turnpike                      1,978            3,322             5,300             332
   8/22/06     South Military Highway                   1,611            2,935             4,546             295
   8/22/06     Newport News North                       2,073            4,114             6,187             413
   8/22/06     Virginia Beach Blvd.                     2,743            4,876             7,619             489
   8/22/06     Bayside                                  1,570            2,739             4,309             275
   8/22/06     Chesapeake                               1,507            4,331             5,838             432
   8/22/06     Leesburg                                 1,935            2,516             4,451             253
   8/22/06     Dale City                                1,885            3,436             5,321             351
   8/22/06     Gainesville                              1,377            2,097             3,474             213
   8/22/06     Charlottesville                          1,481            2,459             3,940             251
   8/22/06     Laskin Road                              1,448            2,678             4,126             272
   8/22/06     Holland Road                             1,565            2,315             3,880             237
   8/22/06     Princess Anne Road                       1,479            2,798             4,277             280
   8/22/06     Cedar Road                               1,138            2,130             3,268             217
   8/22/06     Crater Road                              1,497            2,353             3,850             243


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Temple                                      -             993            2,231             69              -
   8/22/06     Jefferson Davis Hwy                         -             954            2,156             32              -
   8/22/06     McLean                                      -               -            8,815             80              -
   8/22/06     Burke Centre                                -           4,756            8,705             27              -
   8/22/06     Fordson                                     -           3,063            5,235             39              -
   8/22/06     Fullerton                                   -           4,199            8,867            136              -
   8/22/06     Telegraph                                   -           2,183            4,467             62              -
   8/22/06     Mt Vernon                                   -           4,876           11,544             39              -
   8/22/06     Bellingham                                  -           2,160            4,340             61              -
   8/22/06     Everett Central                             -           2,137            4,342             44              -
   8/22/06     Tacoma / Highland Hills                     -           2,647            5,533            148              -
   8/22/06     Edmonds                                     -           5,883           10,514             31              -
   8/22/06     Kirkland 124th                              -           2,827            5,031            184              -
   8/22/06     Woodinville                                 -           2,603            5,723             59              -
   8/22/06     Burien / Des Moines                         -           3,063            5,952            142              -
   8/22/06     SeaTac                                      -           2,439            4,623            413              -
   8/22/06     Southcenter-Satellite of 08251              -           2,054            3,665            143              -
   8/22/06     Puyallup / Canyon Rd                        -           1,123            1,940             24              -
   8/22/06     Puyallup / South Hill                       -           1,567            2,610            125              -
   8/22/06     Queen Anne/Magnolia                         -           3,191           11,723            107              -
   8/22/06     Kennydale                                   -           3,424            7,799            116              -
   8/22/06     Bellefield                                  -           3,019            5,541             48              -
   8/22/06     Factoria Square                             -           3,431            8,891             74              -
   8/22/06     Auburn / 16th Ave                           -           2,491            4,716            120              -
   8/22/06     East Bremerton                              -           1,945            5,203             88              -
   8/22/06     Port Orchard                                -           1,144            2,885             54              -
   8/22/06     West Seattle                                -           3,573            8,711             44              -
   8/22/06     Vancouver / Salmon Creek                    -           2,667            5,597             90              -
   8/22/06     West Bremerton                              -           1,778            3,067             17              -
   8/22/06     Kent / 132nd                                -           1,806            3,880             30              -
   8/22/06     Lacey / Martin Way & Marvin Rd              -           1,211            2,162             25              -
   8/22/06     Lynwood / Hwy 9 & 189th St SW               -           2,172            3,518             77              -
   8/22/06     W Olympia / Black Lake Blvd II              -           1,295            2,300             34              -
   8/22/06     Parkland / A St                             -           1,855            3,819             99              -
   8/22/06     Lake Union                                  -           7,586           11,024          2,403              -
   8/22/06     Bellevue / 122nd                            -           9,552           21,891            573              -
   8/22/06     Gig Harbor/Olympic & Soundview              -           1,762            3,196             68              -
   8/22/06     Seattle /Ballinger Way & 205th              -               -            7,098             33              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Temple                                     993            2,300             3,293             238
   8/22/06     Jefferson Davis Hwy                        954            2,188             3,142             222
   8/22/06     McLean                                       -            8,895             8,895           3,669
   8/22/06     Burke Centre                             4,756            8,732            13,488             864
   8/22/06     Fordson                                  3,063            5,274             8,337             525
   8/22/06     Fullerton                                4,199            9,003            13,202             894
   8/22/06     Telegraph                                2,183            4,529             6,712             454
   8/22/06     Mt Vernon                                4,876           11,583            16,459           1,143
   8/22/06     Bellingham                               2,160            4,401             6,561             442
   8/22/06     Everett Central                          2,137            4,386             6,523             437
   8/22/06     Tacoma / Highland Hills                  2,647            5,681             8,328             569
   8/22/06     Edmonds                                  5,883           10,545            16,428           1,043
   8/22/06     Kirkland 124th                           2,827            5,215             8,042             528
   8/22/06     Woodinville                              2,603            5,782             8,385             578
   8/22/06     Burien / Des Moines                      3,063            6,094             9,157             605
   8/22/06     SeaTac                                   2,439            5,036             7,475             532
   8/22/06     Southcenter-Satellite of 08251           2,054            3,808             5,862             382
   8/22/06     Puyallup / Canyon Rd                     1,123            1,964             3,087             195
   8/22/06     Puyallup / South Hill                    1,567            2,735             4,302             275
   8/22/06     Queen Anne/Magnolia                      3,191           11,830            15,021           1,175
   8/22/06     Kennydale                                3,424            7,915            11,339             785
   8/22/06     Bellefield                               3,019            5,589             8,608             555
   8/22/06     Factoria Square                          3,431            8,965            12,396             892
   8/22/06     Auburn / 16th Ave                        2,491            4,836             7,327             479
   8/22/06     East Bremerton                           1,945            5,291             7,236             526
   8/22/06     Port Orchard                             1,144            2,939             4,083             295
   8/22/06     West Seattle                             3,573            8,755            12,328             867
   8/22/06     Vancouver / Salmon Creek                 2,667            5,687             8,354             567
   8/22/06     West Bremerton                           1,778            3,084             4,862             306
   8/22/06     Kent / 132nd                             1,806            3,910             5,716             389
   8/22/06     Lacey / Martin Way & Marvin Rd           1,211            2,187             3,398             219
   8/22/06     Lynwood / Hwy 9 & 189th St SW            2,172            3,595             5,767             361
   8/22/06     W Olympia / Black Lake Blvd II           1,295            2,334             3,629             234
   8/22/06     Parkland / A St                          1,855            3,918             5,773             392
   8/22/06     Lake Union                               7,586           13,427            21,013           1,192
   8/22/06     Bellevue / 122nd                         9,552           22,464            32,016           2,194
   8/22/06     Gig Harbor/Olympic & Soundview           1,762            3,264             5,026             327
   8/22/06     Seattle /Ballinger Way & 205th               -            7,131             7,131             705


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Scottsdale South                            -           2,377            3,524            173              -
   8/22/06     Phoenix                                     -           2,516            5,638            143              -
   8/22/06     Chandler                                    -           2,910            5,460             53              -
   8/22/06     Phoenix East                                -           1,524            5,151            119              -
   8/22/06     Mesa                                        -           1,604            4,434            154              -
   8/22/06     Union City                                  -           1,905            3,091          4,974              -
   8/22/06     La Habra                                    -           5,439           10,239            104              -
   8/22/06     Palo Alto                                   -           4,259            6,362             90              -
   8/22/06     Kearney - Balboa                            -           4,565           11,584            202              -
   8/22/06     South San Francisco                         -           1,593            4,995            190              -
   8/22/06     Mountain View                               -           1,505            3,839             33              -
   8/22/06     Denver / Tamarac II                         -             666            1,109             71              -
   8/22/06     Littleton / Windermere I                    -           2,214            4,186            159              -
   8/22/06     Thornton / Quivas                           -             547            1,439             82              -
   8/22/06     Northglenn / Irma Dr.                       -           1,579            3,716          1,990              -
   8/22/06     Oakland Park                                -           8,821           20,512          1,184              -
   8/22/06     Seminole                                    -           1,821            3,817             86              -
   8/22/06     Military Trail                              -           6,514           10,965            293              -
   8/22/06     Blue Heron                                  -           8,121           11,641            262              -
   8/22/06     Alsip / 127th St                            -           1,891            3,414             75              -
   8/22/06     Dolton                                      -           1,784            4,508             41              -
   8/22/06     Lombard / 330 W North Ave                   -           1,506            2,596            231              -
   8/22/06     Rolling Meadows / Rohlwing                  -           1,839            3,620             95              -
   8/22/06     Schaumburg / Hillcrest Blvd                 -           1,732            4,026             49              -
   8/22/06     Bridgeview                                  -           1,396            3,651            119              -
   8/22/06     Willowbrook                                 -           1,730            3,355             93              -
   8/22/06     Lisle                                       -           1,967            3,525             83              -
   8/22/06     Laurel                                      -           1,323            2,577             70              -
   8/22/06     Crofton                                     -           1,373            3,377             72              -
   8/22/06     Lansing                                     -             114            1,126             77              -
   8/22/06     Southfield                                  -           4,181            6,338             69              -
   8/22/06     23006 Troy - Oakland Mall                   -           2,281            4,953             50              -
   8/22/06     Walled Lake                                 -           2,788            4,784             70              -
   8/22/06     Salem / Lancaster                           -           2,036            4,827             72              -
   8/22/06     Tigard / King City                          -           1,959            7,189             70              -
   8/22/06     Portland / SE 82nd Ave                      -           1,519            4,390             43              -
   8/22/06     Beaverton/HWY 217 & Denny Rd E              -           3,294            7,186             87              -
   8/22/06     Beaverton / Cornell Rd                      -           1,869            3,814             20              -
   8/22/06     Fairfax                                     -           6,895           10,006            104              -
   8/22/06     Falls Church                                -           2,488           15,341             47              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Scottsdale South                         2,377            3,697             6,074             369
   8/22/06     Phoenix                                  2,516            5,781             8,297             578
   8/22/06     Chandler                                 2,910            5,513             8,423             546
   8/22/06     Phoenix East                             1,524            5,270             6,794             528
   8/22/06     Mesa                                     1,604            4,588             6,192             461
   8/22/06     Union City                               1,905            8,065             9,970             658
   8/22/06     La Habra                                 5,439           10,343            15,782           1,025
   8/22/06     Palo Alto                                4,259            6,452            10,711             642
   8/22/06     Kearney - Balboa                         4,565           11,786            16,351           1,187
   8/22/06     South San Francisco                      1,593            5,185             6,778             536
   8/22/06     Mountain View                            1,505            3,872             5,377             385
   8/22/06     Denver / Tamarac II                        666            1,180             1,846             125
   8/22/06     Littleton / Windermere I                 2,214            4,345             6,559             456
   8/22/06     Thornton / Quivas                          547            1,521             2,068             154
   8/22/06     Northglenn / Irma Dr.                    1,579            5,706             7,285             510
   8/22/06     Oakland Park                             8,821           21,696            30,517           2,217
   8/22/06     Seminole                                 1,821            3,903             5,724             398
   8/22/06     Military Trail                           6,514           11,258            17,772           1,127
   8/22/06     Blue Heron                               8,121           11,903            20,024           1,187
   8/22/06     Alsip / 127th St                         1,891            3,489             5,380             355
   8/22/06     Dolton                                   1,784            4,549             6,333             452
   8/22/06     Lombard / 330 W North Ave                1,506            2,827             4,333             294
   8/22/06     Rolling Meadows / Rohlwing               1,839            3,715             5,554             379
   8/22/06     Schaumburg / Hillcrest Blvd              1,732            4,075             5,807             408
   8/22/06     Bridgeview                               1,396            3,770             5,166             391
   8/22/06     Willowbrook                              1,730            3,448             5,178             348
   8/22/06     Lisle                                    1,967            3,608             5,575             362
   8/22/06     Laurel                                   1,323            2,647             3,970             264
   8/22/06     Crofton                                  1,373            3,449             4,822             345
   8/22/06     Lansing                                    114            1,203             1,317             126
   8/22/06     Southfield                               4,181            6,407            10,588             632
   8/22/06     23006 Troy - Oakland Mall                2,281            5,003             7,284             499
   8/22/06     Walled Lake                              2,788            4,854             7,642             480
   8/22/06     Salem / Lancaster                        2,036            4,899             6,935             490
   8/22/06     Tigard / King City                       1,959            7,259             9,218             715
   8/22/06     Portland / SE 82nd Ave                   1,519            4,433             5,952             442
   8/22/06     Beaverton/HWY 217 & Denny Rd E           3,294            7,273            10,567             722
   8/22/06     Beaverton / Cornell Rd                   1,869            3,834             5,703             381
   8/22/06     Fairfax                                  6,895           10,110            17,005           1,004
   8/22/06     Falls Church                             2,488           15,388            17,876           1,523


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Manassas West                               -             912            2,826             83              -
   8/22/06     Herndon                                     -           2,625            3,105             71              -
   8/22/06     Newport News South                          -           2,190            5,264             18              -
   8/22/06     North Richmond                              -           1,606            2,411            148              -
   8/22/06     Kempsville                                  -           1,165            1,951             74              -
   8/22/06     Manassas East                               -           1,297            2,843             49              -
   8/22/06     Vancouver / Vancouver Mall                  -           1,751            3,251             68              -
   8/22/06     White Center(aka West Seattle)              -           2,091            4,530             87              -
   8/22/06     Factoria                                    -           2,770            5,429            437              -
   8/22/06     Federal Way/Pac Hwy& 320th St               -           4,027            8,554          2,271              -
   8/22/06     Renton                                      -           2,752            6,378            128              -
   8/22/06     Issaquah                                    -           3,739            5,624             28              -
   8/22/06     East Lynnwood                               -           2,250            4,790             85              -
   8/22/06     Tacoma / 96th St & 32nd Ave                 -           1,604            2,394             88              -
   8/22/06     Smokey Point                                -             607            1,723             70              -
   8/22/06     Shoreline / 145th                           -           2,926            4,910          3,556              -
   8/22/06     23038 Mt. Clemens                       1,789           1,247            3,590             61              -
   8/22/06     Ramsey                                      -             552            2,155             67              -
   8/22/06     Apple Valley / 155th St                     -           1,203            3,136             34              -
   8/22/06     Brooklyn Park / 73rd Ave                    -           1,953            3,902            223              -
   8/22/06     Burnsville Parkway W                        -           1,561            4,359             60              -
   8/22/06     Chanhassen                                  -           3,292            6,220             97              -
   8/22/06     Coon Rapids / Robinson Dr                   -           1,991            4,975            233              -
   8/22/06     Eden Prairie East                           -           3,516            5,682            249              -
   8/22/06     Eden Prairie West                           -           3,713            7,177             76              -
   8/22/06     Edina                                       -           4,422            8,190             30              -
   8/22/06     Hopkins                                     -           1,460            2,510             36              -
   8/22/06     Little Canada                               -           3,490            7,062            177              -
   8/22/06     Maple Grove / Lakeland Dr                   -           1,513            3,272            785              -
   8/22/06     Minnetonka                                  -           1,318            2,087             48              -
   8/22/06     Plymouth 169                                -             684            1,323            299              -
   8/22/06     Plymouth 494                                -           2,000            4,260          1,557              -
   8/22/06     Plymouth West                               -           1,973            6,638             65              -
   8/22/06     Richfield                                   -           1,641            5,688            482              -
   8/22/06     Shorewood                                   -           2,805            7,244            109              -
   8/22/06     Woodbury / Wooddale Dr                      -           2,220            5,307            129              -
   8/22/06     Central Parkway                             -           2,545            4,637             53              -
   8/22/06     Kirkman East                                -           2,479            3,717            155              -
   8/22/06     Pinole                                      -           1,703            3,047             38              -




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

   8/22/06     Manassas West                             912            2,909             3,821             290
   8/22/06     Herndon                                 2,625            3,176             5,801             324
   8/22/06     Newport News South                      2,190            5,282             7,472             523
   8/22/06     North Richmond                          1,606            2,559             4,165             277
   8/22/06     Kempsville                              1,165            2,025             3,190             205
   8/22/06     Manassas East                           1,297            2,892             4,189             293
   8/22/06     Vancouver / Vancouver Mall              1,751            3,319             5,070             335
   8/22/06     White Center(aka West Seattle)          2,091            4,617             6,708             461
   8/22/06     Factoria                                2,770            5,866             8,636             602
   8/22/06     Federal Way/Pac Hwy& 320th St           4,031           10,821            14,852           1,005
   8/22/06     Renton                                  2,752            6,506             9,258             646
   8/22/06     Issaquah                                3,739            5,652             9,391             560
   8/22/06     East Lynnwood                           2,250            4,875             7,125             485
   8/22/06     Tacoma / 96th St & 32nd Ave             1,604            2,482             4,086             250
   8/22/06     Smokey Point                              607            1,793             2,400             182
   8/22/06     Shoreline / 145th                       2,926            8,466            11,392             823
   8/22/06     23038 Mt. Clemens                       1,247            3,651             4,898             361
   8/22/06     Ramsey                                    552            2,222             2,774             223
   8/22/06     Apple Valley / 155th St                 1,203            3,170             4,373             316
   8/22/06     Brooklyn Park / 73rd Ave                1,953            4,125             6,078             440
   8/22/06     Burnsville Parkway W                    1,561            4,419             5,980             442
   8/22/06     Chanhassen                              3,292            6,317             9,609             629
   8/22/06     Coon Rapids / Robinson Dr               1,991            5,208             7,199             545
   8/22/06     Eden Prairie East                       3,516            5,931             9,447             606
   8/22/06     Eden Prairie West                       3,713            7,253            10,966             720
   8/22/06     Edina                                   4,422            8,220            12,642             814
   8/22/06     Hopkins                                 1,460            2,546             4,006             254
   8/22/06     Little Canada                           3,490            7,239            10,729             716
   8/22/06     Maple Grove / Lakeland Dr               1,513            4,057             5,570             404
   8/22/06     Minnetonka                              1,318            2,135             3,453             218
   8/22/06     Plymouth 169                              684            1,622             2,306             169
   8/22/06     Plymouth 494                            2,356            5,461             7,817             522
   8/22/06     Plymouth West                           1,973            6,703             8,676             666
   8/22/06     Richfield                               1,641            6,170             7,811             588
   8/22/06     Shorewood                               2,805            7,353            10,158             734
   8/22/06     Woodbury / Wooddale Dr                  2,220            5,436             7,656             542
   8/22/06     Central Parkway                         2,545            4,690             7,235             471
   8/22/06     Kirkman East                            2,479            3,872             6,351             406
   8/22/06     Pinole                                  1,703            3,085             4,788             307


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Martinez                                    -           3,277            7,126             95              -
   8/22/06     Portland / 16th & Sandy Blvd                -           1,053            3,802             93              -
   8/22/06     Houghton                                    -           2,694            4,132             37              -
   8/22/06     Antioch                                     -           1,853            6,475             24              -
   8/22/06     Walnut Creek                                -               -                -            124              -
   8/22/06     Holcomb Bridge                              -           1,906            4,303             34              -
   8/22/06     Palatine / Rand Rd                          -           1,215            1,895             31              -
   8/22/06     WashingtonSquare/Wash.Point Dr              -             523            1,073             47              -
   8/22/06     Indianapolis-Dwntwn/N.Illinois              -             182            2,795            103              -
   8/22/06     Canton South                                -             769            3,316             82              -
   8/22/06     Bricktown                                   -           2,881            5,834             53              -
   8/22/06     Commack                                     -           2,688            6,376             75              -
   8/22/06     Nesconset / Nesconset Hwy                   -           1,374            3,151             43              -
   8/22/06     Great Neck                                  -           1,229            3,299             41              -
   8/22/06     Hempstead / S. Franklin St.                 -             509            3,042            100              -
   8/22/06     Bethpage / Stuart Ave                       -           2,387            7,104             86              -
   8/22/06     44079 Helotes                               -           1,833            3,557             27              -
   8/22/06     Medical Center San Antonio                  -           1,571            4,217             60              -
   8/22/06     44081 Oak Hills                             -               -            7,449             67              -
   8/22/06     44082 Olympia                               -           2,382            4,182             25              -
   8/22/06     Las Colinas                                 -             676            3,338             46              -
   8/22/06     Old Towne                                   -           2,756           13,080             68              -
   8/22/06     Juanita                                     -           2,318            7,554             32              -
   8/22/06     Ansley Park                                 -           3,132           11,926             93              -
   8/22/06     Brookhaven                                  -           2,740            8,333             43              -
   8/22/06     Decatur                                     -           2,556           10,146             34              -
   8/22/06     Oregon City                                 -           1,582            3,539             52              -
   8/22/06     Portland/Barbur Bl &Multonomah              -           2,328            9,134             93              -
   8/22/06     Salem  / Liberty Road                       -           1,994            5,304            130              -
   8/22/06     Edgemont                                    -           3,585            7,704             29              -
   8/22/06     44001 Bedford                               -           2,042            4,176             98              -
   8/22/06     44024 Kingwood                              -           1,625            2,926             68              -
   8/22/06     44029 Hillcroft                             -               -            3,994             40              -
   8/22/06     44030 T.C. Jester                           -           2,047            4,819            141              -
   8/22/06     Windcrest                                   -             764            2,601            223              -
   8/22/06     44036 Mission Bend                          -           1,381            3,141             67              -
   8/22/06     Parker Road & Independence                  -           2,593            5,464             36              -
   8/22/06     Park Cities East                            -           4,205            6,259             28              -
   8/22/06     MaCarthur Crossing                          -           2,635            5,698             80              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Martinez                                 3,277            7,221            10,498             714
   8/22/06     Portland / 16th & Sandy Blvd             1,053            3,895             4,948             394
   8/22/06     Houghton                                 2,694            4,169             6,863             416
   8/22/06     Antioch                                  1,853            6,499             8,352             643
   8/22/06     Walnut Creek                                 -              124               124              16
   8/22/06     Holcomb Bridge                           1,906            4,337             6,243             433
   8/22/06     Palatine / Rand Rd                       1,215            1,926             3,141             195
   8/22/06     WashingtonSquare/Wash.Point Dr             523            1,120             1,643             117
   8/22/06     Indianapolis-Dwntwn/N.Illinois             182            2,898             3,080             290
   8/22/06     Canton South                               769            3,398             4,167             347
   8/22/06     Bricktown                                2,881            5,887             8,768             584
   8/22/06     Commack                                  2,688            6,451             9,139             641
   8/22/06     Nesconset / Nesconset Hwy                1,374            3,194             4,568             318
   8/22/06     Great Neck                               1,229            3,340             4,569             332
   8/22/06     Hempstead / S. Franklin St.                509            3,142             3,651             312
   8/22/06     Bethpage / Stuart Ave                    2,387            7,190             9,577             712
   8/22/06     44079 Helotes                            1,833            3,584             5,417             414
   8/22/06     Medical Center San Antonio               1,571            4,277             5,848             424
   8/22/06     44081 Oak Hills                              -            7,516             7,516             748
   8/22/06     44082 Olympia                            2,382            4,207             6,589             417
   8/22/06     Las Colinas                                676            3,384             4,060             340
   8/22/06     Old Towne                                2,756           13,148            15,904           1,301
   8/22/06     Juanita                                  2,318            7,586             9,904             751
   8/22/06     Ansley Park                              3,132           12,019            15,151           1,194
   8/22/06     Brookhaven                               2,740            8,376            11,116             830
   8/22/06     Decatur                                  2,556           10,180            12,736           1,008
   8/22/06     Oregon City                              1,582            3,591             5,173             359
   8/22/06     Portland/Barbur Bl &Multonomah           2,328            9,227            11,555             914
   8/22/06     Salem  / Liberty Road                    1,994            5,434             7,428             553
   8/22/06     Edgemont                                 3,585            7,733            11,318             765
   8/22/06     44001 Bedford                            2,042            4,274             6,316             430
   8/22/06     44024 Kingwood                           1,625            2,994             4,619             302
   8/22/06     44029 Hillcroft                              -            4,034             4,034             400
   8/22/06     44030 T.C. Jester                        2,047            4,960             7,007             499
   8/22/06     Windcrest                                  764            2,824             3,588             295
   8/22/06     44036 Mission Bend                       1,381            3,208             4,589             323
   8/22/06     Parker Road & Independence               2,593            5,500             8,093             548
   8/22/06     Park Cities East                         4,205            6,287            10,492             623
   8/22/06     MaCarthur Crossing                       2,635            5,778             8,413             574


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Arlington/S.Cooper &Green Oaks              -           2,305            4,308             23              -
   8/22/06     Woodforest                                  -           1,534            3,545            977              -
   8/22/06     Preston Road                                -           1,931            3,246             35              -
   8/22/06     44043 East Lamar                            -           1,581            2,878             50              -
   8/22/06     Lewisville/Interstate 35 &Main              -           2,696            4,311            202              -
   8/22/06     44046 Round Rock                            -           1,256            2,153             78              -
   8/22/06     44047 Slaughter Lane                        -           1,881            3,326            101              -
   8/22/06     Valley Ranch                                -           1,927            5,390             66              -
   8/22/06     44050 Nacogdoches                           -           1,422            2,655             50              -
   8/22/06     Thousand Oaks                               -           1,815            3,814             55              -
   8/22/06     44054 Highway 78                            -           1,344            2,288             34              -
   8/22/06     44057 The Quarry                            -           1,841            8,765             65              -
   8/22/06     44062 Cinco Ranch                           -             939            2,085             21              -
   8/22/06     North Carrollton                            -           2,408            4,204             80              -
   8/22/06     44073 First Colony                          -           1,181            2,930             32              -
   8/22/06     44074 North Park                            -           1,444            3,253             34              -
   8/22/06     44075 South Main - TX                       -             521              723            125              -
   8/22/06     44077 Westchase                             -             903            3,748             46              -
   8/22/06     44086 Lakeline                              -           1,289            3,762             42              -
   8/22/06     44087 Highway 26                            -           1,353            3,147             65              -
   8/22/06     44088 Shavano Park                          -             972            4,973             26              -
   8/22/06     44089 Oltorf                                -             880            3,693             54              -
   8/22/06     44090 Irving                                -             686            1,367            295              -
   8/22/06     44091 Hill Country Village                  -             988            3,524            254              -
   8/22/06     44092 San Antonio NE                        -             253              664            155              -
   8/22/06     East Pioneer II                             -             786            1,784            107              -
   8/22/06     44095 Westheimer                            -             594            2,316            249              -
   8/22/06     San Antonio/Jones-Maltsberger               -           1,102            2,637             53              -
   8/22/06     44097 Beltline                              -           1,291            2,336            145              -
   8/22/06     44098 MacArthur                             -           1,590            2,265            129              -
   8/22/06     Hurst / S. Pipeline Rd                      -             661            1,317            186              -
   8/22/06     Balcones Hts/Fredericksburg Rd              -           2,372            4,718             71              -
   8/22/06     44101 Blanco Road                           -           1,742            4,813             54              -
   8/22/06     Leon Valley/Bandera Road                    -             501            1,044          2,466              -
   8/22/06     44103 Imperial Valley                       -           1,166            2,756             51              -
   8/22/06     44104 Sugarland                             -           1,714            3,407             40              -
   8/22/06     44105 Woodlands                             -           1,353            3,131             59              -
   8/22/06     44106 Federal Road                          -           1,021            3,086             93              -
   8/22/06     44107 West University                       -           1,940            8,121            106              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Arlington/S.Cooper &Green Oaks           2,305            4,331             6,636             430
   8/22/06     Woodforest                               1,534            4,522             6,056             447
   8/22/06     Preston Road                             1,931            3,281             5,212             328
   8/22/06     44043 East Lamar                         1,581            2,928             4,509             296
   8/22/06     Lewisville/Interstate 35 &Main           2,696            4,513             7,209             452
   8/22/06     44046 Round Rock                         1,256            2,231             3,487             224
   8/22/06     44047 Slaughter Lane                     1,881            3,427             5,308             340
   8/22/06     Valley Ranch                             1,927            5,456             7,383             540
   8/22/06     44050 Nacogdoches                        1,422            2,705             4,127             275
   8/22/06     Thousand Oaks                            1,815            3,869             5,684             388
   8/22/06     44054 Highway 78                         1,344            2,322             3,666             234
   8/22/06     44057 The Quarry                         1,841            8,830            10,671             878
   8/22/06     44062 Cinco Ranch                          939            2,106             3,045             210
   8/22/06     North Carrollton                         2,408            4,284             6,692             434
   8/22/06     44073 First Colony                       1,181            2,962             4,143             296
   8/22/06     44074 North Park                         1,444            3,287             4,731             327
   8/22/06     44075 South Main - TX                      521              848             1,369              92
   8/22/06     44077 Westchase                            903            3,794             4,697             379
   8/22/06     44086 Lakeline                           1,289            3,804             5,093             380
   8/22/06     44087 Highway 26                         1,353            3,212             4,565             321
   8/22/06     44088 Shavano Park                         972            4,999             5,971             496
   8/22/06     44089 Oltorf                               880            3,747             4,627             375
   8/22/06     44090 Irving                               686            1,662             2,348             179
   8/22/06     44091 Hill Country Village                 988            3,778             4,766             380
   8/22/06     44092 San Antonio NE                       253              819             1,072              93
   8/22/06     East Pioneer II                            786            1,891             2,677             191
   8/22/06     44095 Westheimer                           594            2,565             3,159             271
   8/22/06     San Antonio/Jones-Maltsberger            1,102            2,690             3,792             271
   8/22/06     44097 Beltline                           1,291            2,481             3,772             254
   8/22/06     44098 MacArthur                          1,590            2,394             3,984             240
   8/22/06     Hurst / S. Pipeline Rd                     661            1,503             2,164             153
   8/22/06     Balcones Hts/Fredericksburg Rd           2,372            4,789             7,161             478
   8/22/06     44101 Blanco Road                        1,742            4,867             6,609             487
   8/22/06     Leon Valley/Bandera Road                   501            3,510             4,011             285
   8/22/06     44103 Imperial Valley                    1,166            2,807             3,973             283
   8/22/06     44104 Sugarland                          1,714            3,447             5,161             345
   8/22/06     44105 Woodlands                          1,353            3,190             4,543             321
   8/22/06     44106 Federal Road                       1,021            3,179             4,200             318
   8/22/06     44107 West University                    1,940            8,227            10,167             811


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Medical Center/Braeswood II                 -           1,121            4,678             56              -
   8/22/06     Richardson/Audelia &Buckingham              -           1,034            2,703             26              -
   8/22/06     North Austin                                -           2,143            3,674            188              -
   8/22/06     Warner                                      -           1,603            3,998            144              -
   8/22/06     44034 Universal City                        -             777            3,194             69              -
   8/22/06     Seattle / Lake City Way S                   -           3,406            7,789            177              -
   8/22/06     Arrowhead                                   -           2,372            5,818             72              -
   8/22/06     Ahwatukee                                   -           3,017            5,975             45              -
   8/22/06     Blossom Valley                              -           2,721            8,418             59              -
   8/22/06     Jones Bridge                                -           3,065            6,015             67              -
   8/22/06     Lawrenceville                               -           2,076            5,188             28              -
   8/22/06     Fox Valley                                  -           1,880            3,622             78              -
   8/22/06     Eagle Creek / Shore Terrace                 -             880            2,878            114              -
   8/22/06     North Greenwood/E.CountyLineRd              -               -            3,954             38              -
   8/22/06     Annapolis                                   -               -            7,439             41              -
   8/22/06     Creedmoor                                   -           3,579            7,366            106              -
   8/22/06     Painters Crossing                           -           1,582            4,527             40              -
   8/22/06     Greenville Ave & Meadow                     -           2,066            6,969             58              -
   8/22/06     Potomac Mills                               -           2,806            7,347             48              -
   8/22/06     Sterling (Cascades)                         -           3,435            7,713             45              -
   8/22/06     Redmond / Plateau                           -           2,872            7,603             21              -
   8/22/06     Val Vista                                   -           3,686            6,223            488              -
   8/22/06     Van Ness                                    -          11,120           13,555            169              -
   8/22/06     Sandy Plains                                -           2,452            4,669             38              -
   8/22/06     Country Club Hills                          -           2,783            5,438             40              -
   8/22/06     Schaumburg / Irving Park Rd                 -           2,695            4,781             72              -
   8/22/06     23033 Clinton Township                      -           1,917            4,143             21              -
   8/22/06     44060 Champions                             -           1,061            3,207             37              -
   8/22/06     44061 Southlake                             -           2,794            4,760             37              -
   8/22/06     City Place                                  -           2,045            5,776             43              -
   8/22/06     44066 Bee Cave Road                         -           3,546           10,341             47              -
   8/22/06     44068 Oak Farms                             -           2,307            8,481             66              -
   8/22/06     44069 Henderson Street                      -             542            5,001             48              -
   8/22/06     Merrifield                                  -           5,061           10,949             96              -
   8/22/06     Mill Creek                                  -           2,917            7,252             28              -
   8/22/06     Pier 57                                     -           2,042            8,719            188              -
   8/22/06     Redmond / 90th                              -           3,717            7,011             27              -
   8/22/06     Seattle / Capital Hill - 12th               -           3,811           11,104            294              -
   8/22/06     Costa Mesa                              2,735           3,622            6,030             93              -




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Medical Center/Braeswood II              1,121            4,734             5,855             473
   8/22/06     Richardson/Audelia &Buckingham           1,034            2,729             3,763             273
   8/22/06     North Austin                             2,143            3,862             6,005             383
   8/22/06     Warner                                   1,603            4,142             5,745             416
   8/22/06     44034 Universal City                       777            3,263             4,040             328
   8/22/06     Seattle / Lake City Way S                3,406            7,966            11,372             798
   8/22/06     Arrowhead                                2,372            5,890             8,262             589
   8/22/06     Ahwatukee                                3,017            6,020             9,037             596
   8/22/06     Blossom Valley                           2,721            8,477            11,198             839
   8/22/06     Jones Bridge                             3,065            6,082             9,147             603
   8/22/06     Lawrenceville                            2,076            5,216             7,292             519
   8/22/06     Fox Valley                               1,880            3,700             5,580             369
   8/22/06     Eagle Creek / Shore Terrace                880            2,992             3,872             302
   8/22/06     North Greenwood/E.CountyLineRd               -            3,992             3,992             399
   8/22/06     Annapolis                                    -            7,480             7,480             742
   8/22/06     Creedmoor                                3,579            7,472            11,051             742
   8/22/06     Painters Crossing                        1,582            4,567             6,149             453
   8/22/06     Greenville Ave & Meadow                  2,066            7,027             9,093             699
   8/22/06     Potomac Mills                            2,806            7,395            10,201             734
   8/22/06     Sterling (Cascades)                      3,435            7,758            11,193             768
   8/22/06     Redmond / Plateau                        2,872            7,624            10,496             755
   8/22/06     Val Vista                                3,686            6,711            10,397             749
   8/22/06     Van Ness                                11,120           13,724            24,844           1,372
   8/22/06     Sandy Plains                             2,452            4,707             7,159             469
   8/22/06     Country Club Hills                       2,783            5,478             8,261             545
   8/22/06     Schaumburg / Irving Park Rd              2,695            4,853             7,548             484
   8/22/06     23033 Clinton Township                   1,917            4,164             6,081             413
   8/22/06     44060 Champions                          1,061            3,244             4,305             323
   8/22/06     44061 Southlake                          2,794            4,797             7,591             476
   8/22/06     City Place                               2,045            5,819             7,864             579
   8/22/06     44066 Bee Cave Road                      3,546           10,388            13,934           1,027
   8/22/06     44068 Oak Farms                          2,307            8,547            10,854             851
   8/22/06     44069 Henderson Street                     542            5,049             5,591             504
   8/22/06     Merrifield                               5,061           11,045            16,106           1,092
   8/22/06     Mill Creek                               2,917            7,280            10,197             722
   8/22/06     Pier 57                                  2,137            8,812            10,949             878
   8/22/06     Redmond / 90th                           3,717            7,038            10,755             697
   8/22/06     Seattle / Capital Hill - 12th            3,811           11,398            15,209           1,106
   8/22/06     Costa Mesa                               3,622            6,123             9,745             587


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     West Park                               7,001          11,715           12,915            317              -
   8/22/06     Cabot Road-Resco LLC                    4,074           5,168            9,253             94              -
   8/22/06     San Juan Creek-Resco LLC                4,558           4,755           10,749            114              -
   8/22/06     Rancho San Diego-RESCO LLC              3,651           4,226            7,652             84              -
   8/22/06     Palms - RESCO LLC                       4,575           2,491           11,404            134              -
   8/22/06     West Covina                             3,661           3,595            7,360            113              -
   8/22/06     Woodland Hills                          4,638           4,376           11,898            147              -
   8/22/06     Long Beach                                  -           3,130           11,211            128              -
   8/22/06     Northridge                                  -           4,674           11,164            137              -
   8/22/06     Rancho Mirage                               -           2,614            4,744             85              -
   8/22/06     Palm Desert                                 -           1,910            5,462             98              -
   8/22/06     Davie                                       -           4,842            9,388             72              -
   8/22/06     Portland / I-205 & Division                 -           2,026            4,299             78              -
   8/22/06     Milwaukie/Hwy224&Internatn'lWy              -           2,867            5,926             22              -
   8/22/06     44031 River Oaks                            -           2,625            8,930             71              -
   8/22/06     Tacoma / South Sprague Ave                  -           2,189            4,776            116              -
   8/22/06     Vancouver / Hazel Dell                      -           2,299            4,313             46              -
   8/22/06     Canyon Park                                 -           3,628            7,327            214              -
   8/22/06     South Boulevard                         4,118           3,090            6,041             96          1,463
   8/22/06     Weddington                              2,931           2,172            4,263            143          1,030
   8/22/06     Gastonia                                    -             644            2,808             48            507
   8/22/06     Amity Ct                                1,828             610            1,378             38            313
   8/22/06     Pavilion                                1,490           1,490            3,114            908            732
   8/22/06     Randleman                               1,953           1,639            2,707            128            712
   8/22/06     Matthews                                    -           1,733            6,457            263          1,220
   8/22/06     Eastland                                1,713             949            2,159            203            488
   8/22/06     Albermarle                              3,112           1,557            4,636            139            945
   8/22/06     COTT                                    1,158             429            1,732             87            320
   8/22/06     Ashley River                                -           1,907            4,065            262            947
   8/22/06     Clayton                                     -           1,071            2,869            870            608
   8/22/06     Dave Lyle                                   -             604            2,111          1,001            407
   8/22/06     English Rd                                  -             437            1,215             33            254
   8/22/06     Sunset                                      -             659            1,461             79            334
   8/22/06     Cone Blvd                                   -           1,253            2,462             67            595
   8/22/06     Wake Forest                                 -           1,098            2,553             50            573
   8/22/06     Silas Creek                                 -           1,304            2,738             83            642
   8/22/06     Winston                                 2,190           1,625            3,368            135            794
   8/22/06     Hickory                                 2,318           1,091            4,271            111            795
   8/22/06     Wilkinson                               2,007           1,366            3,235            106            720




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     West Park                               11,715           13,232            24,947           1,231
   8/22/06     Cabot Road-Resco LLC                     5,168            9,347            14,515             918
   8/22/06     San Juan Creek-Resco LLC                 4,755           10,863            15,618           1,071
   8/22/06     Rancho San Diego-RESCO LLC               4,226            7,736            11,962             761
   8/22/06     Palms - RESCO LLC                        2,491           11,538            14,029           1,138
   8/22/06     West Covina                              3,595            7,473            11,068             738
   8/22/06     Woodland Hills                           4,376           12,045            16,421           1,187
   8/22/06     Long Beach                               3,130           11,339            14,469           1,115
   8/22/06     Northridge                               4,674           11,301            15,975           1,111
   8/22/06     Rancho Mirage                            2,614            4,829             7,443             474
   8/22/06     Palm Desert                              1,910            5,560             7,470             549
   8/22/06     Davie                                    4,842            9,460            14,302             942
   8/22/06     Portland / I-205 & Division              2,026            4,377             6,403             439
   8/22/06     Milwaukie/Hwy224&Internatn'lWy           2,867            5,948             8,815             588
   8/22/06     44031 River Oaks                         2,625            9,001            11,626             896
   8/22/06     Tacoma / South Sprague Ave               2,189            4,892             7,081             486
   8/22/06     Vancouver / Hazel Dell                   2,299            4,359             6,658             435
   8/22/06     Canyon Park                              3,628            7,541            11,169             734
   8/22/06     South Boulevard                          3,766            6,924            10,690             690
   8/22/06     Weddington                               2,647            4,961             7,608             490
   8/22/06     Gastonia                                   785            3,222             4,007             322
   8/22/06     Amity Ct                                   743            1,596             2,339             162
   8/22/06     Pavilion                                 1,818            4,426             6,244             369
   8/22/06     Randleman                                1,998            3,188             5,186             322
   8/22/06     Matthews                                 2,112            7,561             9,673             761
   8/22/06     Eastland                                 1,156            2,643             3,799             267
   8/22/06     Albermarle                               1,898            5,379             7,277             532
   8/22/06     COTT                                       522            2,046             2,568             212
   8/22/06     Ashley River                             2,324            4,857             7,181             506
   8/22/06     Clayton                                  1,307            4,111             5,418             369
   8/22/06     Dave Lyle                                  737            3,386             4,123             287
   8/22/06     English Rd                                 532            1,407             1,939             144
   8/22/06     Sunset                                     803            1,730             2,533             183
   8/22/06     Cone Blvd                                1,526            2,851             4,377             288
   8/22/06     Wake Forest                              1,338            2,936             4,274             299
   8/22/06     Silas Creek                              1,590            3,177             4,767             318
   8/22/06     Winston                                  1,980            3,942             5,922             396
   8/22/06     Hickory                                  1,329            4,939             6,268             493
   8/22/06     Wilkinson                                1,664            3,763             5,427             381


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Lexington NC                            1,199             874            1,806            136            426
   8/22/06     Florence                                2,811             952            5,557            159            932
   8/22/06     Sumter                                  1,117             560            2,002             75            384
   8/22/06     Garners Ferry                           2,341           1,418            2,516            169            638
   8/22/06     Greenville                              1,797           1,816            4,732            205          1,014
   8/22/06     Spartanburg                               473             799            1,550             86            377
   8/22/06     Rockingham                                776             376            1,352            135            258
   8/22/06     Monroe                                  2,129           1,578            2,996            206            735
   8/22/06     Salisbury - Ground Lease                3,195              40            5,488             67            724
   8/22/06     N. Tryon                                1,976           1,271            2,330            132            582
   8/22/06     Pineville                               4,178           2,609            6,829            345          1,461
   8/22/06     Park Rd                                 4,319           2,667            7,243            187          1,527
   8/22/06     Ballantyne                                  -           1,758            3,720            721            869
   8/22/06     Stallings                               2,381           1,348            2,882            142            671
   8/22/06     Concord                                 1,961           1,147            2,308            148            552
   8/22/06     Woodruff                                1,550           1,154            1,616             50            463
   8/22/06     Shriners                                1,721             758            2,347             68            472
   8/22/06     Charleston                                  -             604            3,313            129            564
   8/22/06     Rock Hill                                   -             993            2,222          1,039            506
   8/22/06     Arrowood                                2,603           2,014            4,214            103            989
   8/22/06     Country Club                                -             935            3,439             92            652
   8/22/06     Rosewood (Morningstar)                      -             352            2,141             58            356
   8/22/06     James Island (Folly Road)                   -           2,061            3,708             80            934
   8/22/06     Battleground                                -           1,995            3,757             42            925
   8/22/06     Greenwood Village / DTC Blvd            4,310             684            2,925             90              -
   8/22/06     Highlands Ranch/ Colorado Blvd          3,417             793            2,000            140              -
   8/22/06     Seneca Commons                              -           2,672            5,354            330          1,283
   8/22/06     Capital Blvd South                          -           3,002            6,273             83          1,474
   8/22/06     Southhaven                              1,764           1,286            3,578            139            271
   8/22/06     Wolfchase                               1,406             987            2,816            188            212
   8/22/06     Winchester                                  -             676            1,500            316            121
   8/22/06     Sycamore View                               -             705            1,936            269            147
   8/22/06     South Main                                  -              70              186             58            (51)
   8/22/06     Southfield at Telegraph                     -           1,757            8,341             31              -
   8/22/06     Westland                                    -           1,572            3,687             25              -
   8/22/06     Dearborn                                    -           1,030            4,847             61              -
   8/22/06     Roseville                                   -           1,319            5,210             34              -
   8/22/06     Farmington Hills                            -             982            2,878             67              -
   8/22/06     Hunt Club                                   -           2,527            5,483             59            729




                                                                     Gross Carrying Amount
                                                                      At December 31, 2008
     Date                                             -----------------------------------------------   Accumulated
   Acquired                Description                  Land          Buildings           Total        Depreciation
--------------------------------------------------------------------------------------------------------------------

   8/22/06     Lexington NC                             1,065            2,177             3,242             216
   8/22/06     Florence                                 1,160            6,440             7,600             657
   8/22/06     Sumter                                     683            2,338             3,021             239
   8/22/06     Garners Ferry                            1,728            3,013             4,741             322
   8/22/06     Greenville                               2,213            5,554             7,767             573
   8/22/06     Spartanburg                                974            1,838             2,812             187
   8/22/06     Rockingham                                 458            1,663             2,121             178
   8/22/06     Monroe                                   1,924            3,591             5,515             369
   8/22/06     Salisbury - Ground Lease                    49            6,270             6,319             622
   8/22/06     N. Tryon                                 1,549            2,766             4,315             281
   8/22/06     Pineville                                3,179            8,065            11,244             840
   8/22/06     Park Rd                                  3,250            8,374            11,624             828
   8/22/06     Ballantyne                               2,144            4,924             7,068             467
   8/22/06     Stallings                                1,643            3,400             5,043             342
   8/22/06     Concord                                  1,398            2,757             4,155             288
   8/22/06     Woodruff                                 1,407            1,876             3,283             194
   8/22/06     Shriners                                   924            2,721             3,645             279
   8/22/06     Charleston                                 736            3,874             4,610             396
   8/22/06     Rock Hill                                1,211            3,549             4,760             304
   8/22/06     Arrowood                                 2,454            4,866             7,320             491
   8/22/06     Country Club                             1,139            3,979             5,118             401
   8/22/06     Rosewood (Morningstar)                     429            2,478             2,907             251
   8/22/06     James Island (Folly Road)                2,512            4,271             6,783             426
   8/22/06     Battleground                             2,431            4,288             6,719             428
   8/22/06     Greenwood Village / DTC Blvd               684            3,015             3,699             291
   8/22/06     Highlands Ranch/ Colorado Blvd             793            2,140             2,933             207
   8/22/06     Seneca Commons                           3,257            6,382             9,639             612
   8/22/06     Capital Blvd South                       3,659            7,173            10,832             713
   8/22/06     Southhaven                               1,357            3,917             5,274             373
   8/22/06     Wolfchase                                1,042            3,161             4,203             291
   8/22/06     Winchester                                 713            1,900             2,613             177
   8/22/06     Sycamore View                              744            2,313             3,057             215
   8/22/06     South Main                                  57              206               263               6
   8/22/06     Southfield at Telegraph                  1,757            8,372            10,129             828
   8/22/06     Westland                                 1,572            3,712             5,284             370
   8/22/06     Dearborn                                 1,030            4,908             5,938             492
   8/22/06     Roseville                                1,319            5,244             6,563             522
   8/22/06     Farmington Hills                           982            2,945             3,927             299
   8/22/06     Hunt Club                                2,823            5,975             8,798             598


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------

   8/22/06     Speedway IN /N. High School Rd              -           2,091            3,566             80              -
   8/22/06     Alafaya @ University Blvd.                  -           2,817            4,549             50            689
   8/22/06     McCoy @ 528                                 -           2,656            5,206             60              -
   8/22/06     S. Orange Blossom Trail @ 417               -           2,810            6,849            154            870
   8/22/06     Alafaya-Mitchell Hammock Road               -           2,363            5,092             41            679
   8/22/06     Maitland / 17/92 @ Lake Ave                 -           5,146           10,670            111          1,445
   8/22/06     S. Semoran @ Hoffner Road                   -           2,633            6,601            125            829
   8/22/06     Red Bug @ Dodd Road                     2,484           2,552            5,959             42            769
   8/22/06     Altmonte Sprgs/SR434                    2,116           1,703            5,125             38            604
   8/22/06     Brandon                                 2,870           2,810            4,584             38            691
   8/22/06     Granada @ U.S. 1                        2,787           2,682            4,751             68            689
   8/22/06     Daytona/Beville @ Nova Road             2,776           2,616            6,085            152            786
   8/22/06     Eau Gallie                              2,493           1,962            4,677             28            599
   8/22/06     Hyde Park                               2,780           2,719            7,145             52            883
   8/22/06     Carrollwood                             1,418           2,050            6,221             41            731
   8/22/06     Conroy @ I-4                            1,815           2,091            3,517             33            523
   8/22/06     West Waters                                 -           2,190            5,186             53            666
   8/22/06     Oldsmar                                 2,175           2,276            5,253             86            682
   8/22/06     Mills North of Colonial                 4,426           1,995            5,914            110            701
   8/22/06     Alafaya @ Colonial                      2,722           2,836            4,680            147            701
   8/22/06     Fairbanks @ I-4                             -           2,846            6,612             98            855
   8/22/06     Maguire @ Colonial                          -             479            7,521            253            839
  10/20/06     Burbank                                     -           3,793            9,103            (83)             -
  10/24/06     Stonegate                               4,962             651            4,278           (670)             -
    2/9/07     Portland/Barbur Bl &Luradel ST              -             830            3,273             23              -
   3/27/07     Ewa Beach / Ft Weaver Road                  -           7,454           14,825             40              -
    6/1/07     South Bay                                   -           1,017            4,685             27              -
   8/14/07     Murrieta / Whitewood Road                   -           5,764            6,197             33              -
   8/22/07     Palm Springs/S. Gene Autry Trl              -           3,785            7,859            330              -
    9/7/07     Mahopac / Rte 6                             -           1,330            8,407             37              -
   9/11/07     East Point / N Desert Dr                    -           1,186            9,239             47              -
   9/11/07     Canton / Ridge Rd                           -             389            4,197             38              -
   9/13/07     Murrieta / Antelope Rd                      -           1,630            2,991             59              -
  10/14/07     New Orleans / I10 & Bullard                 -           1,286            5,591         (1,690)             -
   4/22/08     Miramar Place                               -           7,225            7,875             26              -
   5/28/08     Bee Cave at the Galleria                    -             621            4,893              -              -
   5/28/08     Carlsbad Village                       10,181           4,277           10,074             73              -
   7/21/08     Austell / Oak Ridge Rd.                     -             581            2,446              -              -
   7/21/08     Marietta / Piedmont Rd.                     -           1,748            3,172              -              -




                                                                    Gross Carrying Amount
                                                                     At December 31, 2008
     Date                                            -----------------------------------------------   Accumulated
   Acquired                Description                 Land          Buildings           Total        Depreciation
-------------------------------------------------------------------------------------------------------------------

   8/22/06     Speedway IN /N. High School Rd          2,091            3,646             5,737             368
   8/22/06     Alafaya @ University Blvd.              3,147            4,958             8,105             495
   8/22/06     McCoy @ 528                             2,656            5,266             7,922             525
   8/22/06     S. Orange Blossom Trail @ 417           3,140            7,543            10,683             754
   8/22/06     Alafaya-Mitchell Hammock Road           2,640            5,535             8,175             550
   8/22/06     Maitland / 17/92 @ Lake Ave             5,749           11,623            17,372           1,153
   8/22/06     S. Semoran @ Hoffner Road               2,941            7,247            10,188             720
   8/22/06     Red Bug @ Dodd Road                     2,851            6,471             9,322             644
   8/22/06     Altmonte Sprgs/SR434                    1,902            5,568             7,470             554
   8/22/06     Brandon                                 3,140            4,983             8,123             496
   8/22/06     Granada @ U.S. 1                        2,996            5,194             8,190             522
   8/22/06     Daytona/Beville @ Nova Road             2,922            6,717             9,639             667
   8/22/06     Eau Gallie                              2,192            5,074             7,266             503
   8/22/06     Hyde Park                               3,038            7,761            10,799             773
   8/22/06     Carrollwood                             2,290            6,753             9,043             670
   8/22/06     Conroy @ I-4                            2,336            3,828             6,164             382
   8/22/06     West Waters                             2,447            5,648             8,095             559
   8/22/06     Oldsmar                                 2,542            5,755             8,297             571
   8/22/06     Mills North of Colonial                 2,229            6,491             8,720             642
   8/22/06     Alafaya @ Colonial                      3,169            5,195             8,364             530
   8/22/06     Fairbanks @ I-4                         3,179            7,232            10,411             722
   8/22/06     Maguire @ Colonial                        815            8,277             9,092             817
  10/20/06     Burbank                                 3,793            9,020            12,813             731
  10/24/06     Stonegate                                 651            3,608             4,259             291
    2/9/07     Portland/Barbur Bl &Luradel ST            830            3,296             4,126             231
   3/27/07     Ewa Beach / Ft Weaver Road              7,454           14,865            22,319           1,049
    6/1/07     South Bay                               1,017            4,712             5,729             288
   8/14/07     Murrieta / Whitewood Road               5,764            6,230            11,994             314
   8/22/07     Palm Springs/S. Gene Autry Trl          3,785            8,189            11,974             473
    9/7/07     Mahopac / Rte 6                         1,330            8,444             9,774             421
   9/11/07     East Point / N Desert Dr                1,186            9,286            10,472             467
   9/11/07     Canton / Ridge Rd                         389            4,235             4,624             205
   9/13/07     Murrieta / Antelope Rd                  1,630            3,050             4,680             150
  10/14/07     New Orleans / I10 & Bullard             1,292            3,895             5,187             772
   4/22/08     Miramar Place                           7,225            7,901            15,126             160
   5/28/08     Bee Cave at the Galleria                  621            4,893             5,514              99
   5/28/08     Carlsbad Village                        4,277           10,147            14,424             205
   7/21/08     Austell / Oak Ridge Rd.                   581            2,446             3,027              25
   7/21/08     Marietta / Piedmont Rd.                 1,748            3,172             4,920              32


                                 PUBLIC STORAGE
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                                                                                   Adjustments
                                                                        Initial Cost                              Resulting from
                                                       2008     ---------------------------------      Costs      the Acquisition
     Date                                              Encum-                       Buildings &      Subsequent     of Minority
   Acquired                Description                brances          Land         Improvements   to Acquisition    interests
------------------------------------------------------------------------------------------------------------------------------------
    9/3/08     N. Las Vegas/Cheyenne                       -           1,144            4,017             57              -
    9/4/08     Las Vegas/Boulder HWY II                    -           1,151            4,234             43              -
   11/7/08     Wash DC / Bladensburg Rd NE                 -           1,726            6,191              -              -
  12/23/08     East Palo Alto                              -           2,655            2,235              -              -

SELF-STORAGE FACILITY - EUROPE

   8/22/06     West London                                 -           5,730           14,278             59              -

OTHER PROPERTIES

   2/16/96     Glendale/Western Avenue                     -           1,622            3,771         16,681              -
  12/13/99     Burlingame                                  -           4,043            9,434            344              -
   4/28/00     San Diego/Sorrento                          -           1,282            3,016            465              -
   6/29/98     Pompano Bch/Center Port Circle              -             795            2,312            771              -
  12/30/99     Tamarac Parkway                             -           1,902            4,467          1,376              -
  12/29/00     Gardena                                     -           1,737            5,456            289              -
    4/2/02     Long Beach                                  -             887            6,251            347              -
   8/22/06     St. Peters (land)                           -           1,138                -              -              -
   8/22/06     Monocacy (land)                             -           1,386                -              -              -
   8/22/06     Dolfield (land)                             -             643                -              -              -
   8/22/06     Village of Bee Caves (land)                 -             544                -              -              -
   8/22/06     Fontana                                     -              99                -              -              -
   8/22/06     Lakewood 512 Business Park                  -           4,437            6,685          1,255              -
   8/22/06     Olive Innerbelt Business Park               -             787            3,023              -              -
    3/7/07     Shur Corp / 700 Fairview Ave N              -           4,016           20,995              -              -

               Construction in Progress                    -               -                -         20,340              -
                                                   ---------------------------------------------------------------------------------
                                                   $ 236,378     $ 2,658,749      $ 6,239,461      $ 959,427      $ 369,725
                                                   =================================================================================

                                                                      Gross Carrying Amount
                                                                       At December 31, 2008
     Date                                              -----------------------------------------------   Accumulated
   Acquired                Description                   Land          Buildings           Total        Depreciation
---------------------------------------------------------------------------------------------------------------------
    9/3/08     N. Las Vegas/Cheyenne                     1,144            4,074             5,218              41
    9/4/08     Las Vegas/Boulder HWY II                  1,151            4,277             5,428              43
   11/7/08     Wash DC / Bladensburg Rd NE               1,726            6,191             7,917              21
  12/23/08     East Palo Alto                            2,655            2,235             4,890               -

SELF-STORAGE FACILITY - EUROPE

   8/22/06     West London                               4,232           15,835            20,067           5,488

OTHER PROPERTIES

   2/16/96     Glendale/Western Avenue                   1,616           20,458            22,074          18,287
  12/13/99     Burlingame                                4,042            9,779            13,821           3,729
   4/28/00     San Diego/Sorrento                        1,023            3,740             4,763           1,466
   6/29/98     Pompano Bch/Center Port Circle              795            3,083             3,878           1,617
  12/30/99     Tamarac Parkway                           1,889            5,856             7,745           1,252
  12/29/00     Gardena                                   1,737            5,745             7,482           1,570
    4/2/02     Long Beach                                  886            6,599             7,485           1,135
   8/22/06     St. Peters (land)                         1,138                -             1,138               -
   8/22/06     Monocacy (land)                           1,386                -             1,386               -
   8/22/06     Dolfield (land)                             643                -               643               -
   8/22/06     Village of Bee Caves (land)                 544                -               544               -
   8/22/06     Fontana                                      99                -                99               -
   8/22/06     Lakewood 512 Business Park                4,437            7,940            12,377             865
   8/22/06     Olive Innerbelt Business Park               787            3,023             3,810             285
    3/7/07     Shur Corp / 700 Fairview Ave N            4,016           20,995            25,011           2,006

               Construction in Progress                      -           20,340            20,340               -
                                                   ---------------------------------------------------------------
                                                   $ 2,716,254      $ 7,511,108      $ 10,227,362     $ 2,405,473
                                                   ===============================================================

Note: Buildings are depreciated over a useful life of 25 years.