Form 10-Q
period 2009-03-31
Public Storage
filed 2009-05-11
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  001-33519

                                 PUBLIC STORAGE
             (Exact name of registrant as specified in its charter)

                Maryland                                  95-3551121
----------------------------------------          -----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

701 Western Avenue, Glendale, California                  91201-2349
----------------------------------------          -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 [ ] Yes [ ] No

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

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of May 7, 2009:

Common Shares of beneficial interest, $.10 par value per share - 169,489,966 shares

                                 PUBLIC STORAGE

                                      INDEX


                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
              March 31, 2009 and December 31, 2008                            1

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2009 and 2008                      2

           Condensed Consolidated Statement of Equity
              for the Three Months Ended March 31, 2009                       3

           Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2009 and 2008          4 - 5

           Notes to Condensed Consolidated Financial Statements          6 - 33

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             34 - 58

Item 3.    Quantitative and Qualitative Disclosures about Market Risk   58 - 59

Item 4.    Controls and Procedures                                           60

PART II.   OTHER INFORMATION (Items 3, 4 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 61

Item 1A.   Risk Factors                                                      61

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  61 - 62

Item 6.    Exhibits                                                          62

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)


                                                                                  March 31,          December 31,
                                                                                    2009                 2008
                                                                               ---------------     ----------------
                                                                                (Unaudited)           (Unaudited)
                                   ASSETS

  Cash and cash equivalents...............................................     $     493,400        $     680,701
  Real estate facilities, at cost:
     Land.................................................................         2,715,866            2,716,254
     Buildings............................................................         7,507,641            7,490,768
                                                                               ---------------     ----------------
                                                                                  10,223,507           10,207,022
     Accumulated depreciation.............................................        (2,485,242)          (2,405,473)
                                                                               ---------------     ----------------
                                                                                   7,738,265            7,801,549
     Construction in process..............................................             9,317               20,340
                                                                               ---------------     ----------------
                                                                                   7,747,582            7,821,889

  Investment in real estate entities......................................           545,224              544,598
  Goodwill, net...........................................................           174,634              174,634
  Intangible assets, net..................................................            49,748               52,005
  Loan receivable from Shurgard Europe....................................           517,497              552,361
  Other assets............................................................            98,412              109,857
                                                                               ---------------     ----------------
                Total assets..............................................     $   9,626,497        $   9,936,045
                                                                               ===============     ================
                           LIABILITIES AND EQUITY

  Notes payable...........................................................     $     527,235        $     643,811
  Accrued and other liabilities...........................................           210,573              212,353
                                                                               ---------------     ----------------
           Total liabilities..............................................           737,808              856,164

  Redeemable noncontrolling interests in subsidiaries (Note 7)............            12,798               12,777

  Commitments and contingencies (Note 12)
  Equity:
     Public Storage shareholders' equity:
      Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 886,140 shares issued
         (in series) and outstanding, (887,122 at December 31, 2008)
         at liquidation preference........................................         3,399,777            3,424,327
      Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,343,759 shares issued and outstanding
         (168,279,732 at December 31, 2008)...............................            16,835               16,829
      Equity Shares of beneficial interest, Series A, $0.01 par value,
         100,000,000 shares authorized, 8,377.193 shares issued and
         outstanding......................................................                 -                    -
      Paid-in capital.....................................................         5,669,796            5,590,093
      Retained earnings...................................................          (301,582)            (290,323)
      Accumulated other comprehensive loss................................           (42,134)             (31,931)
                                                                               ---------------     ----------------
            Total Public Storage shareholders' equity.....................         8,742,692            8,708,995
     Equity of permanent noncontrolling interests in subsidiaries (Note 7)           133,199              358,109
                                                                               ---------------     ----------------
        Total equity......................................................         8,875,891            9,067,104
                                                                               ---------------     ----------------
                Total liabilities and equity..............................     $   9,626,497        $   9,936,045
                                                                               ===============     ================

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            ----------------------------------
                                                                                 2009               2008
                                                                            ---------------    ---------------

Revenues:
   Self-storage rental income.......................................         $    371,598       $    424,606
   Ancillary operating revenue......................................               25,835             30,037
   Interest and other income........................................                7,633              2,844
                                                                            ---------------    ---------------
                                                                                  405,066            457,487
                                                                            ---------------    ---------------
Expenses:
  Cost of operations (excluding depreciation and amortization):
      Self-storage facilities.......................................              133,641            156,815
      Ancillary operations..........................................                9,653             11,304
  Depreciation and amortization.....................................               85,167            122,441
  General and administrative........................................                9,679             14,916
  Interest expense..................................................                8,128             16,487
                                                                            ---------------    ---------------
                                                                                  246,268            321,963
                                                                            ---------------    ---------------
Income from continuing operations before equity in earnings of real estate entities, gain on disposition of an interest in Shurgard
   Europe and other real estate investments or early retirement of
   debt, and foreign currency exchange (loss) gain..................              158,798            135,524

Equity in earnings of real estate entities..........................               22,811              2,729
Gain on disposition of an interest in Shurgard Europe (Note 3)......                    -            341,865
Gain on disposition of other real estate investments................                2,722                  -
Gain on early retirement of debt....................................                4,114                  -
Foreign currency exchange (loss) gain...............................              (34,733)            40,971
                                                                            ---------------    ---------------
Income from continuing operations...................................              153,712            521,089
Discontinued operations.............................................                 (283)            (1,148)
                                                                            ---------------    ---------------
Net income..........................................................              153,429            519,941
                                                                            ---------------    ---------------
Net income allocated from (to) noncontrolling equity interests (Note 7)            63,573             (7,599)
                                                                            ---------------    ---------------
Net income allocable to Public Storage shareholders.................         $    217,002       $    512,342
                                                                            ===============    ===============
Allocation of net income to Public Storage shareholders:
   Preferred shareholders based on distributions paid...............         $     58,108       $     60,333
   Preferred shareholders based on redemptions......................               (6,218)                 -
   Equity Shares, Series A..........................................                5,131              5,356
   Restricted share units ..........................................                  486              1,825
   Common shareholders..............................................              159,495            444,828
                                                                            ---------------    ---------------
                                                                             $    217,002       $    512,342
                                                                            ===============    ===============
Net income per common share - basic
   Continuing operations............................................         $       0.95       $       2.65
   Discontinued operations..........................................                   -               (0.01)
                                                                            ---------------    ---------------
                                                                             $       0.95       $       2.64
                                                                            ===============    ===============
Net income per common share - diluted
   Continuing operations............................................         $       0.95       $       2.64
   Discontinued operations..........................................                   -               (0.01)
                                                                            ---------------    ---------------
                                                                             $       0.95       $       2.63
                                                                            ===============    ===============
Net income per depositary share of Equity Shares, Series A (basic and
   diluted) ........................................................         $       0.61       $       0.61
                                                                            ===============    ===============
Basic weighted average common shares outstanding....................              168,312            168,586
                                                                            ===============    ===============
Diluted weighted average common shares outstanding..................              168,473            168,982
                                                                            ===============    ===============
Weighted average shares of Equity Shares, Series A (basic and diluted)              8,377              8,744
                                                                            ===============    ===============

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                                      Accumulated     Total Public
                                       Cumulative                                                        Other           Storage
                                        Preferred        Common         Paid-in         Retained     Comprehensive    Shareholders'
                                         Shares          Shares         Capital         Earnings     Income (Loss)       Equity
                                      --------------   ------------  -------------   -------------  ---------------  --------------
Balance at December 31, 2008.........  $  3,424,327     $  16,829    $  5,590,093    $   (290,323)    $  (31,931)    $  8,708,995
Repurchase of cumulative preferred
  shares (982,000 shares) (Note 8)...       (24,550)            -           7,015               -              -          (17,535)
Redemption of permanent
  noncontrolling equity interests
  (Note 7)...........................             -             -          72,000               -              -           72,000
Issuance of common shares in
   connection with share-based
   compensation (64,027 shares)
   (Note 10).........................             -             6             549               -              -              555
Stock-based compensation expense
   (Note 10) ........................             -             -             139               -              -              139
 Adjustments of permanent
   noncontrolling interests in
   subsidiaries to liquidation value
   (Note 7)..........................             -             -               -             (99)             -              (99)
Net income of the Company............             -             -               -         145,264              -          145,264
Net income allocated from redeemable
   noncontrolling interests in
   subsidiaries (Note 7).............             -             -               -            (262)             -             (262)
Distributions to equity holders:
   Cumulative preferred shares (Note
     8)..............................             -             -               -         (58,108)             -          (58,108)
   Permanent noncontrolling                                                                                                     -
     interests in subsidiaries ......             -             -               -                              -
   Equity Shares, Series A ($0.613
     per depositary share)...........             -             -               -          (5,131)             -           (5,131)
   Holders of unvested restricted
     share units.....................             -             -               -            (341)             -             (341)
   Common Shares ($0.55 per share)...             -             -               -         (92,582)             -          (92,582)
Other comprehensive income: Currency
  translation adjustments (Note 2)...             -             -               -               -        (10,203)         (10,203)
                                      --------------   ------------  -------------   -------------  ---------------  --------------
Balance at March 31, 2009............  $  3,399,777     $  16,835    $  5,669,796    $   (301,582)    $  (42,134)    $  8,742,692
                                      ==============   ============  =============   =============  ===============  ==============


                                          Permanent
                                       Noncontrolling
                                      Equity Interests
                                       In Subsidiares    Total Equity
                                      ----------------  ---------------
Balance at December 31, 2008.........  $    358,109     $  9,067,104
Repurchase of cumulative preferred
  shares (982,000 shares) (Note 8)...             -          (17,535)
Redemption of permanent
  noncontrolling equity interests
  (Note 7)...........................      (225,000)        (153,000)
Issuance of common shares in
   connection with share-based
   compensation (64,027 shares)
   (Note 10).........................             -              555
Stock-based compensation expense
   (Note 10) ........................             -              139
 Adjustments of permanent
   noncontrolling interests in
   subsidiaries to liquidation value
   (Note 7)..........................             -              (99)
Net income of the Company............         8,165          153,429
Net income allocated from redeemable
   noncontrolling interests in
   subsidiaries (Note 7).............             -             (262)
Distributions to equity holders:
   Cumulative preferred shares (Note
     8)..............................             -          (58,108)
   Permanent noncontrolling
     interests in subsidiaries ......        (8,075)          (8,075)
   Equity Shares, Series A ($0.613
     per depositary share)...........             -           (5,131)
   Holders of unvested restricted
     share units.....................             -             (341)
   Common Shares ($0.55 per share)...             -          (92,582)
Other comprehensive income: Currency
  translation adjustments (Note 2)...             -          (10,203)
                                      ----------------  ---------------
Balance at March 31, 2009............  $    133,199     $  8,875,891
                                      ================  ===============

                            See accompanying notes.
                                       3

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                         2009            2008
                                                                                   --------------  ---------------
Cash flows from operating activities:
   Net income...............................................................        $   153,429     $   519,941
   Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposition of an interest in Shurgard Europe (Note 3)..........                  -        (341,865)
    Gain on disposition of other real estate investments including amounts in
       discontinued operations (Note 4).....................................             (2,722)              -
    Gain on early retirement of debt (Note 6)...............................             (4,114)              -
    Depreciation and amortization including amounts in discontinued
       operations...........................................................             85,200         122,491
    Equity share of income allocations from investee's repurchases of
       preferred stock .....................................................            (16,284)              -
    Distributions received from real estate entities in excess of other equity
       in earnings..........................................................              5,292           3,764
    Foreign currency exchange loss (gain)...................................             34,733         (40,971)
    Adjustments for stock-based compensation, amortization of note premium,
       and other............................................................              3,991         (23,694)
                                                                                   --------------  ---------------
       Total adjustments....................................................            106,096        (280,275)
                                                                                   --------------  ---------------
       Net cash provided by operating activities............................            259,525         239,666
                                                                                   --------------  ---------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................             (8,499)         (6,874)
    Construction in process.................................................             (2,328)        (24,111)
    Proceeds from sales of other real estate investments....................             10,261               -
    Proceeds from the disposition of interest in Shurgard Europe (Note 3)...                  -         601,485
    Deconsolidation of Shurgard Europe (Note 3).............................                  -         (34,588)
    Investment in Shurgard Europe...........................................                  -         (32,911)
    Other investing activities..............................................               (825)          3,787
                                                                                   --------------  ---------------
       Net cash (used in) provided by investing activities..................             (1,391)        506,788
                                                                                   --------------  ---------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................             (1,890)         (4,368)
    Redemption of senior unsecured notes payable............................           (109,622)              -
    Proceeds from borrowing on debt of Existing European Joint Ventures.....                  -          14,654
    Net proceeds from the issuance of common shares.........................                555           2,503
    Repurchases of common shares............................................                  -        (111,903)
    Redemption of cumulative preferred shares...............................            (17,535)              -
    Redemption of permanent noncontrolling equity interests.................           (153,000)              -
    Distributions paid to Public Storage shareholders.......................           (156,162)       (158,472)
    Distributions paid to permanent noncontrolling equity interests.........             (8,075)         (9,924)
                                                                                   --------------  ---------------
       Net cash used in financing activities................................           (445,729)       (267,510)
                                                                                   --------------  ---------------
Net (decrease) increase in cash and cash equivalents........................           (187,595)        478,944
Net effect of foreign exchange translation on cash..........................                294           2,544
Cash and cash equivalents at the beginning of the period....................            680,701         245,444
                                                                                   --------------  ---------------
Cash and cash equivalents at the end of the period..........................        $   493,400     $   726,932
                                                                                   ==============  ===============


                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                   (Continued)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                  ------------------------------
                                                                                      2009            2008
                                                                                  -------------   --------------
Supplemental schedule of non cash investing and financing activities:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation...........          $        -     $    (96,534)
       Construction in process...........................................                   -             (956)
       Investment in real estate entities................................             (10,366)               -
       Intangible assets, net............................................                   -           (4,529)
       Loan receivable from Shurgard Europe..............................             (34,864)               -
       Other assets......................................................                   -           (3,742)
       Notes payable.....................................................                   -           28,912
       Accrued and other liabilities.....................................                   -            5,879
       Permanent noncontrolling equity interests in subsidiaries.........                   -            7,249
       Accumulated other comprehensive (loss) income.....................              45,524           66,265

   Deconsolidation of Shurgard Europe (Note 3)
       Real estate facilities, net of accumulated depreciation...........                   -        1,693,524
       Construction in process...........................................                   -           10,886
       Investment in real estate entities................................                   -         (594,330)
       Loan receivable from Shurgard Europe..............................                   -         (618,822)
       Intangible assets, net............................................                   -           78,135
       Other assets......................................................                   -           68,486
       Notes payable.....................................................                   -         (424,995)
       Accrued and other liabilities.....................................                   -          (98,571)
       Permanent noncontrolling equity interests in subsidiaries.........                   -         (148,901)




                            See accompanuing notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

              At March 31, 2009, we had direct and indirect equity interests in 2,010 self-storage facilities located in 38 states operating under the "Public Storage" name, and 183 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. ("PSB") under the "PS Business Parks" name.

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

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonality and other factors. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

              Certain  amounts  previously  reported have been  reclassified  to conform to the March 31, 2009 presentation, including discontinued operations, the grouping of the separate captions "cumulative earnings" and "cumulative distributions" into "retained earnings" on our condensed consolidated balance sheet, as well as reclassifications required by newly implemented accounting standards described below.

     Adjustments due to accounting  pronouncements becoming effective
     ----------------------------------------------------------------
     January 1, 2009
     ---------------

              Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160") and other accounting standards implemented by the Financial Accounting Standards Board and the Securities

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     and Exchange Commission ("SEC") (collectively, the "Revised Minority Interest Standards") became effective January 1, 2009. As a result, we have reclassified certain equity interests previously referred to as minority interests on our balance sheet at December 31, 2008 to "permanent noncontrolling interests in subsidiaries" or "redeemable noncontrolling interests in subsidiaries." These reclassifications increased equity $351,640,000, decreased minority interest $364,417,000, and increased redeemable noncontrolling interests in subsidiaries by $12,777,000, as compared to the amounts previously presented as of December 31, 2008. On our condensed consolidated statement of income, income allocations to the aforementioned equity interests were reclassified from "minority interest in income", a reduction to income, to "income allocated to noncontrolling interests in subsidiaries," an allocation of net income in calculating net income allocable to our common shareholders. These adjustments increased net income $7,599,000 for the three months ended March 31, 2008, but had no impact upon net income allocable to our common shareholders or on earnings per common share, as compared to amounts previously presented.

              In addition,  FASB Staff  Position  No. EITF 03-6-1,  "Determining
     Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which became effective January 1, 2009, requires the "two class" method of allocating income with respect to restricted share units to determine basic and diluted earnings per common share. Previously, restricted share units were included in weighted average diluted shares, based upon application of the treasury stock method. This change resulted in a decrease in income allocable to common shareholders of approximately $1,825,000 and a decrease in diluted weighted average common shares outstanding of 248,000 for the three months ended March 31, 2008. As a result of these changes, net income per basic and diluted earnings per common share decreased approximately $0.01, as compared to amounts previously presented for the three months ended March 31, 2008.

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

              The accounts of the entities we control, along with the accounts of the VIE's for which we are the primary beneficiary, are included in our condensed consolidated financial statements, and all intercompany balances and transactions are eliminated. We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting. Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated. The entities that we consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Consolidated Entities." The entities that we have an interest in but do not consolidate during the periods, to which the reference applies, are referred to hereinafter as the "Unconsolidated Entities."

              Collectively, at March 31, 2009, the Company and the Consolidated Entities own a total of 2,000 real estate facilities, consisting of 1,991 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              At March 31, 2009, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (referred to as the "Other Investments"). At March 31, 2009, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 182 self-storage facilities in Europe with 9.6 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities in the U.S.

     Use of Estimates
     ----------------

              The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For  all  taxable  years  subsequent  to  1980,  the  Company  has qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2008 and will meet these tests during 2009 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations. Our taxable REIT subsidiaries are subject to regular corporate tax on their taxable income, and such corporate taxes are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income. We also are subject to certain state income taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.

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

              Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for all tax periods which remain subject to examination by major tax jurisdictions as of March 31, 2009, as well as the interim period ended March 31, 2009.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, notes receivable from affiliate, as well as accounts receivable and restricted cash which are included in other assets on our accompanying condensed consolidated balance sheets. Cash and cash equivalents and restricted cash, consisting of short-term investments, including commercial paper, are only invested in investment instruments with an investment grade rating. Accounts receivable are not a significant portion of total assets and are comprised of a large number of individually insignificant customer balances. We have a loan receivable from Shurgard Europe totaling $517,497,000 at March 31, 2009. Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk is minimal. In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor. Accordingly, we believe the carrying value of the loan approximates fair value based on these characteristics and other market data, which represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157, "Fair Value Measurement" (or SFAS No. 157).

              At March 31, 2009, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

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

     Other Assets
     ------------

              Other assets primarily consist of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, interest receivable, restricted cash, merchandise inventory held for sale, as well as trucks and other equipment associated with our ancillary operations.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of real property tax accruals, tenant prepayments of rents, accrued interest payable, and trade payables. They also include losses and loss adjustment liabilities for our own exposures, as well as estimated losses related to our tenant insurance activities, which are not covered by third-party insurance carriers, aggregating $27,814,000 at March 31, 2009 ($26,724,000 at
     December 31, 2008).

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill has an indeterminate life. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of March 31, 2009 and December 31, 2008 in our accompanying condensed consolidated balance sheets.

              We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value. No impairment of our goodwill was identified in our annual evaluation at December 31, 2008. No impairment indicators were noted as of March 31, 2009 which would have required an interim evaluation of goodwill for impairment.

     Intangible Assets
     -----------------

              We acquire finite-lived intangible assets representing primarily the tenants in place (a "Tenant Intangible") at the date of the acquisition of each respective facility, and Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period. At March 31, 2009, our Tenant Intangibles have a net book value of $30,924,000 ($33,181,000 at December 31, 2008), which is net of accumulated amortization of $338,262,000 ($336,005,000 at December 31, 2008).

              Amortization expense of $2,257,000 and $28,411,000 was recorded for our Tenant Intangibles for the three months ended March 31, 2009 and 2008, respectively. The estimated future amortization expense for our finite-lived intangible assets is as follows:

             2009 (remainder of)                   $     2,814,000
             2010                                        2,724,000
             2011                                        2,395,000
             2012                                        2,327,000
             2013                                        2,222,000
             2014 and beyond                            18,442,000
                                                   ---------------
                                                   $    30,924,000
                                                   ===============

              We also have an intangible representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at March 31, 2009 and December 31, 2008. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted from our evaluations in any periods presented in these accompanying condensed consolidated financial statements.

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate our real-estate and Tenant Intangibles for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets. If there is excess carrying value over such future undiscounted cash flows, an

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     impairment charge is booked for the excess of carrying value over the assets' estimated fair value. Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements.

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

     Foreign Currency Exchange Translation
     -------------------------------------

              The local  currency  is the  functional  currency  for the foreign operations for which we have an interest. Assets and liabilities included on our condensed consolidated balance sheets, including our equity investment in Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.320 U.S. Dollars per Euro at March 31, 2009 (1.409 at December 31, 2008), and average exchange rates of 1.306 and 1.496 for the three months ended March 31, 2009 and 2008, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

     Fair Value Accounting
     ---------------------

              In 2006, the FASB issued SFAS No. 157. SFAS No. 157 expands required fair value disclosures, whenever other accounting standards require or permit fair value measurements, including the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities and on January 1, 2009 with respect to non-financial assets and liabilities, which had no effect on our financial position, operating results or cash flows.

     Loan Receivable from Shurgard Europe
     ------------------------------------

              As of March 31, 2009, we had a loan receivable from Shurgard Europe totaling $517,497,000 ($552,361,000 at December 31, 2008).

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              The loan bears interest at a fixed rate of 7.5% per annum, and had an initial term of one year expiring March 31, 2009 which was extended by Shurgard Europe pursuant to the terms of the original note to March 31, 2010. In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard (collectively, the "Existing European Joint Ventures"), joint ventures in which Shurgard Europe has a 20% interest, and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($402.7 million as of March 31, 2009) for the acquisition. This commitment was also extended to March 31, 2010. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. Loan fees paid are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.

              The loan receivable from Shurgard Europe is denominated in Euros and is converted to U.S. Dollars on our balance sheet. During each applicable period, because we have expected repayment within two years of each respective balance sheet date, we have been recognizing foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar during the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009, we recorded interest income of approximately $5,177,000 related to the loan.

              The $5,177,000 in interest income reflects the gross amount charged to Shurgard Europe totaling $10,151,000 less our portion totaling $4,974,000 which is reflected as equity in earnings of real estate entities rather than interest and other income.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              The  following   table   reflects  the  components  of  our  other
     comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended
                                                           March 31,
                                                  ----------------------------
                                                    2009             2008
                                                  -------------   ------------
                                                    (Amounts in thousands)
     Net income................................   $   153,429      $  519,941
     Other comprehensive income (loss):
        Aggregate foreign currency translation
           adjustments for the period..........       (44,936)         66,222
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain on
           disposition of an interest in
           Shurgard Europe" (Note 3)...........             -         (37,854)
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency loss (gain)"...        34,733         (40,971)
                                                 -------------   ------------
     Other comprehensive income (loss) income
           for the period......................       (10,203)        (12,603)
                                                 -------------   ------------
     Total comprehensive income................   $   143,226      $  507,338
                                                 =============   ============
     Discontinued Operations
     -----------------------

              We segregate all of our discontinued operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company, due to a sale, facility closure, or activity termination. During the three months ended March 31, 2009, we decided to terminate our truck rental and containerized storage business units. As a result, we reclassified all of the historical revenues and expenses of these operations from ancillary revenues and ancillary expenses, into "discontinued operations." In addition, included in discontinued operations is $3.5 million in expenses incurred in the three months ended March 31, 2009 related primarily to disposing of trucks used in our truck rental operations. Truck operations ceased as of March 31, 2009, and the containerized operations are being actively marketed for sale and are expected to be disposed of by December 31, 2009.

     Net Income per Common Share
     ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our noncontrolling interests in subsidiaries (Note 7) and preferred shareholders to arrive at net income allocable to our common shareholders. Net income allocated to preferred shareholders or noncontrolling interests in subsidiaries includes any excess of the cash required to redeem any preferred securities in the period over the net proceeds from the original issuance of the securities (or, if securities are redeemed for less than the original issuance proceeds, income allocated to the holders of the redeemed securities is reduced.)

              The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security's participation rights in undistributed earnings.

              Basic net income per share is computed using the weighted average common shares outstanding. Diluted net income per share is computed using

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options outstanding (Note 10). There were no securities outstanding which would have had an anti-dilutive effect upon earnings per common share in each of the three months ended March 31, 2009 and 2008.

              The following table reflects the components of our earnings per share for each respective period:

                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                         2009                2008
                                                                   ----------------      --------------
                                                                          (Amounts in thousands)
Earnings Per Share:
Net income.......................................................     $   153,429          $   519,941

Less: Net income allocated from (to) noncontrolling equity
   interests:
   To preferred unitholders - redemptions........................          72,000                    -
   To preferred unitholders - distributions......................          (4,017)              (5,403)
   To other noncontrolling equity interests......................          (4,410)              (2,196)
                                                                   ----------------      --------------
Net income allocable to Public Storage shareholders..............         217,002              512,342

Less net income allocated (to) from preferred shareholders:
  Based on distributions paid....................................         (58,108)             (60,333)
  Based on redemptions of preferred shares (application of EITF
    Topic D-42)..................................................           6,218                    -
                                                                   ----------------      --------------
Total net income allocable to remaining shareholders.............      $  165,112           $  452,009
                                                                   ================      ==============
Allocation of net income based upon distributions and
   participation rights in undistributed earnings:
   Equity Shares, Series A.......................................      $    5,131           $    5,356
   Restricted share units .......................................             486                1,825
      Common shares..............................................         159,495              444,828
                                                                   ----------------      --------------
                                                                       $  165,112           $  452,009
                                                                   ================      ==============
Weighted average common shares and equivalents outstanding:
   Basic weighted average common shares outstanding..............         168,312              168,586
   Net effect of dilutive stock options - based on treasury stock
     method using average market price...........................             161                  396
                                                                   ----------------      --------------
   Diluted weighted average common shares outstanding............         168,473              168,982
                                                                   ================      ==============
Basic earnings per common and common equivalent share (a)........      $     0.95           $     2.64
                                                                   ================      ==============
Diluted earnings per common and common equivalent share (a)......      $     0.95           $     2.63
                                                                   ================      ==============

     (a) See "Net Income per Common Share" above and the underlying discussion on Emerging Issues Task Force Topic D-42.

     Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

     Business Combinations
     ---------------------

              In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R) and requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred. In addition, acquisition-related restructuring costs are to be capitalized only if they meet certain criteria. SFAS No. 141(R) was effective January 1, 2009. The application of SFAS No.141(R) will have an impact on our results of operations and financial position to the extent that we enter into any business combinations.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for the three months ended March 31, 2008. Commencing with the quarter beginning April 1, 2008, our pro rata share of operations of Shurgard Europe is reflected on our condensed consolidated statement of income under equity in earnings of real estate entities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:

                                                                Three Months
                                                               Ended March 31,
                                                                    2009
                                                               ---------------
                                                                (Amounts in
                                                                 thousands)
Operating facilities, at cost:
  Beginning balance.......................................       $ 10,207,022
  Capital improvements....................................              8,499
  Newly developed facilities opened for operations........             13,351
  Disposition of real estate facilities...................             (5,365)
                                                               ---------------
  Ending balance..........................................         10,223,507
                                                               ---------------
Accumulated depreciation:
  Beginning balance.......................................         (2,405,473)
  Depreciation expense....................................            (81,776)
  Disposition of real estate facilities...................              2,007
                                                               ---------------
  Ending balance..........................................         (2,485,242)
                                                               ---------------
Construction in process:
   Beginning balance......................................             20,340
   Current development  (includes $190 in capitalized interest
     for the three months ended March 31, 2009)...........              2,328
   Newly developed facilities opened for operation........            (13,351)
                                                               ---------------
   Ending balance.........................................              9,317
                                                               ---------------
 Total real estate facilities at March 31, 2009...........       $  7,747,582
                                                               ===============

              During the three months ended March 31, 2009, we completed various expansion projects with total cost of $13,351,000. We also sold an existing real estate facility as well as a portion of certain real estate facilities in the quarter, primarily condemnation proceedings, for aggregate proceeds totaling $10,261,000. We recorded an aggregate gain of approximately $6,903,000, of which $4,181,000 is included in discontinued operations and $2,722,000 is included in "gain (loss) on disposition of real estate investments."

              Construction in process at March 31, 2009 includes the development costs relating to various expansions to existing self-storage facilities.

5.   Investments in Real Estate Entities
     -----------------------------------

              During the three months ended March 31, 2009 and 2008, we recognized earnings from our investments in real estate entities of $22,811,000, and $2,729,000, respectively, and received cash distributions from such investments, totaling $11,819,000, and $6,493,000, respectively. Included in earnings recognized for the three months ended March 31, 2009 is $16,284,000, representing our share of the earnings allocated from PSB's preferred shareholders, as a result of PSB's repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

              During the three months ended March 31, 2009, in addition to the impact of earnings recognized and cash distributions received, our investments in real estate entities decreased by $10,366,000 due to foreign currency translation adjustments.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              The following table sets forth our investments in the real estate entities at March 31, 2009 and December 31, 2008, and our equity in earnings of real estate entities the three months ended March 31, 2009 and 2008 (amounts in thousands):

                                                                      Equity in Earnings of Real
                                       Investments in Real Estate      Estate Entities for the
                                               Entities at            Three Months Ended March31,
                                       ----------------------------   ---------------------------
                                       March 31,     December 31,
                                           2009           2008            2009          2008
                                       ------------  -------------    -----------   -----------
     PSB                                $   280,517   $   265,650     $  20,466     $   2,345
     Shurgard Europe................        250,529       264,145         1,901             -
     Other Investments..............         14,178        14,803           444           384
                                       ------------  -------------    -----------   -----------
         Total......................    $   545,224   $   544,598     $  22,811     $   2,729
                                       ============  =============    ===========   ===========

     INVESTMENT IN PSB
     -----------------

              PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). At March 31, 2009, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space and manages certain of our commercial space.

              We have a 46% common equity interest in PSB as of December 31, 2008 comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at March 31, 2009 ($36.85 per share of PSB common stock), the shares and units had a market value of approximately $468.9 million as compared to a book value of $280.5 million.

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                                2009              2008
                                                           --------------  --------------
                                                                (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
   Total revenue........................................   $     69,924     $     70,306
   Costs of operations and other operating expenses.....        (24,731)         (24,536)
   Depreciation and amortization........................        (22,391)         (25,447)
   Other items..........................................           (751)            (665)
                                                           --------------  --------------
     Net income.........................................   $     22,051     $     19,658
                                                           ==============  ==============


                                                            At March 31,   At December 31,
                                                                2009             2008
                                                           --------------  --------------
                                                                (Amounts in thousands)

   Total assets (primarily real estate).................   $  1,399,881     $  1,469,323
   Debt and other liabilities...........................        102,213          105,736
   Equity...............................................      1,297,668        1,363,587

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     INVESTMENT IN SHURGARD EUROPE
     -----------------------------

              At March 31, 2009 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3).

              For the three months ended March 31, 2009, we recorded an aggregate of $1,901,000 in equity in earnings of real estate entities with respect to our investment in Shurgard Europe. During the three months ended March 31, 2009, our investment in Shurgard Europe was decreased by approximately $10,366,000 due to the impact of changes in foreign currency exchange rates, primarily between the Euro and the U.S. Dollar.

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

                                                         For the Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                            2009            2008
                                                         ------------   ------------
                                                            (Amounts in thousands)

   Self-storage and ancillary revenues..................  $  51,044     $   59,635
   Interest and other income............................        129            431
   Self-storage and ancillary cost of operations........    (23,922)       (26,064)
   Trademark license fee payable to Public Storage......       (362)          (640)
   Depreciation and amortization........................    (17,436)       (21,871)
   General and administrative...........................     (1,718)        (4,644)
   Interest expense on third party debt ................     (4,225)        (6,892)
   Interest expense on loan payable to Public Storage...    (10,151)       (10,351)
   Income (expenses) from foreign currency exchange ....       (587)          (123)
   Discontinued operations..............................          8            (12)
                                                         ------------   ------------
     Net loss (a).......................................  $  (7,220)    $  (10,531)
                                                         ============   ============

     (a) Approximately $586,000 and $2,142,000 in net loss was allocated to permanent noncontrolling equity interests in subsidiaries for the three months ended March 31, 2009 and 2008, respectively, of which $2,739,000 and $3,184,000, respectively, represented depreciation and amortization expense.

                                                    At March 31, At December 31,
                                                       2009          2008
                                                    ------------ ---------------
                                                       (Amounts in thousands)

   Total assets (primarily self-storage facilities).. $1,410,997    $1,521,172
   Total debt to third parties.......................    320,369       362,352
   Total debt to Public Storage......................    517,497       552,361
   Other liabilities.................................     73,862        82,247
   Equity............................................    499,269       524,212

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              Our equity in earnings of Shurgard Europe for the three months ended March 31, 2009, totaling $1,901,000 is comprised of (i) a loss of $3,251,000, representing our share of Shurgard Europe's net loss for the three months ended March 31, 2009 and (ii) income of $4,974,000 and $178,000, respectively, representing our share of the interest income and trademark license fees received from Shurgard Europe for the three months ended March 31, 2009 (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

     OTHER INVESTMENTS
     -----------------

              At March 31, 2009, other investments include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the 19 facilities that we have an interest in at March 31, 2009:

                                                 2009              2008
                                          --------------- ----------------
                                                 (Amounts in thousands)
 For the three months ended March 31,
 -----------------------------------
 Total revenue........................    $      4,114    $      4,178
 Cost of operations and other expenses          (1,670)        (1,647)
 Depreciation and amortization........            (479)          (535)
     Net income.......................    $      1,965    $      1,996


                                           At March 31,    At December 31,
                                               2009             2008
                                          --------------- ----------------
                                                 (Amounts in thousands)

 Total assets (primarily self- storage
     facilities)......................    $     38,112    $     40,168
 Total accrued and other liabilities.            1,106             888
 Total Partners' equity..............           37,006          39,280

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

6.   Notes Payable and Line of Credit
     --------------------------------

              The carrying amounts of our notes payable at March 31, 2009 and December 31, 2008 consist of the following (dollar amounts in thousands):


                                                                                March 31,      December 31,
                                                                                  2009             2008
                                                                              -------------   -------------
                                                                                 (Amounts in thousands)
          Unsecured Notes Payable:
          5.875%  effective and stated note rate,  interest only and payable
             semi-annually, matures in March 2013...........................   $   186,460     $   200,000
          5.73% effective rate,  7.75% stated note rate,  interest only and payable  semi-annually,  matures in  February  2011  (carrying amount  includes  $3,380 of  unamortized  premium at March 31,
             2009 and $7,433 at December 31, 2008) .........................       106,697         207,433

          Secured Notes Payable:

          5.47% average effective rate fixed rate mortgage notes payable, secured by 90 real estate facilities with a net book value of
             $571,833 at March 31, 2009 and stated note rates between 4.95%
             and 8.75%, maturing at varying dates between April 2009 and
             August 2015 (carrying amount includes $5,210 of unamortized
             premium at March 31, 2009 and $5,634 at December 31, 2008) ....       234,078         236,378
                                                                              -------------   -------------
                 Total notes payable........................................   $   527,235     $   643,811
                                                                              =============   =============

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

              At March 31, 2009, we have a revolving credit agreement (the "Credit Agreement") which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2009). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2009). We had no outstanding borrowings on our Credit Agreement at March 31, 2009 or at May 8, 2009. At March 31, 2009, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $20,281,000 ($17,736,000 at December 31, 2008).

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              On February 12, 2009, we acquired $110,223,000 face amount ($113,736,000 book value) of our existing senior unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash (including costs associated with the tender of $414,000) plus accrued interest. In connection with this transaction, we recognized a gain of $4,114,000 for the three months ended March 31, 2009, representing the difference between the book value of $113,736,000 and the retirement amount paid plus tender costs.

              Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at March 31, 2009.

              At March 31, 2009, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                      Unsecured   Mortgage Notes
                                   Notes Payable    Payable           Total
                                  -------------- ---------------   ------------
2009.........................     $     1,057    $     6,830        $    7,887
2010.........................           2,207         11,037            13,244
2011.........................         103,433         27,819           131,252
2012.........................               -         55,575            55,575
2013.........................         186,460         64,961           251,421
Thereafter...................               -         67,856            67,856
                                  -------------- ---------------   ------------
                                  $   293,157    $   234,078        $  527,235
                                  ============== ===============   ============
Weighted average effective rate         5.8%           5.5%             5.7%
                                  ============== ===============   ============

              We incurred interest expense  (including  interest  capitalized as real estate totaling $190,000 and $748,000, respectively for the three months ended March 31, 2009 and 2008) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $8,318,000 and $17,235,000 for the three months ended March 31, 2009 and 2008, respectively. These amounts were comprised of $9,282,000 and $18,450,000 in cash paid for the three months ended March 31, 2009 and 2008, respectively, less $964,000 and $1,215,000 in amortization of premium, respectively.

7.   Noncontrolling Interests in Subsidiaries
     ----------------------------------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as "noncontrolling interests in subsidiaries." If these interests have the ability to require us to redeem the underlying securities for cash, assets, or other securities (other than under the circumstances of entity liquidation) that would not also be classified as equity then such interests are presented on our balance sheet outside of equity. At the end of each reporting period, if the book value is less than the estimated amount to be paid upon a redemption occurring on the related balance sheet date, with the offset against retained earnings. All other noncontrolling interests in subsidiaries are presented as a component of equity, "permanent noncontrolling interests in subsidiaries."

              The following table sets forth our noncontrolling interests in subsidiaries at March 31, 2009 and December 31, 2008, as well as the income allocated to these interests for the three months ended March 31, 2009 and 2008:

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009


                                                                    Allocated Income for the
                                              Balance at               Three Months Ended
            Description                March 31,    December 31,    March 31,   December 31,
        Noncontrolling Interest           2009         2008           2009         2008
------------------------------------  ----------   -------------  -----------  -------------
                                                               (Amounts in thousands)
Redeemable noncontrolling interests
   in subsidiaries (a)...........     $  12,798    $   12,777      $     262    $    239
                                      ----------   -------------  -----------  -------------
Permanent  noncontrolling interests
   in subsidiaries:
   Preferred  partnership interests
   (b)...........................       100,000       325,000        (67,983)      5,403
   Other (c).....................        33,199        33,109          4,148       1,957
                                      ----------   -------------  -----------  -------------
Total  noncontrolling  interests in
   subsidiaries..................       133,199       358,109        (63,835)      7,360
                                      ----------   -------------  -----------  -------------
Total  Noncontrolling  interests in
   subsidiaries..................     $ 145,997    $  370,886      $ (63,573)   $  7,599
                                      ==========   =============  ===========  =============

     (a) These interests are presented outside of equity on our condensed consolidated balance sheets. Income allocated to these interests is reflected in the line-item "income allocated to other noncontrolling interests in subsidiaries." Distributions paid to these interests totaled $340,000 and $463,000 for the three months ended March 31, 2009 and 2008, respectively.

     (b) These interests are included in the equity section of our condensed consolidated balance sheets. Distributions paid to the preferred partnership interests equaled the income allocated to those interests (other than allocations due to redemptions). During the three months ended March 31, 2009, we allocated $72,000,000 in income to the noncontrolling equity interests, based upon our redemption of certain of the preferred partnership units for a cash payment that was $72,000,000 less than the related book value.

     (c) These interests are included in the equity section of our condensed consolidated balance sheets. Income allocated to these interests is reflected in the line-item "income allocated to other noncontrolling interests in subsidiaries." Distributions paid to these interests totaled $4,058,000 and $4,521,000 for the three months ended March 31, 2009 and 2008, respectively.

     OTHER REDEEMABLE NONCONTROLLING INTERESTS IN SUBSIDIARIES
     ---------------------------------------------------------

              At March 31, 2009, the Other Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities. At December 31, 2008, these interests were increased and retained earnings were decreased by a total of $6,469,000 in connection with the implementation of SFAS No. 160, to adjust to their estimated liquidation value (which approximates fair value). We estimate the amount to be paid upon redemption of these interests by applying the related provisions to our estimate of the fair value of the underlying net assets (principally real estate assets).

              In 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. For periods commencing from the sale of the interest through March 31, 2008, the PS Officers' were allocated their pro rata share of the earnings of Shurgard Europe, and this

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     was included in "Other Redeemable noncontrolling interests in subsidiaries." As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, noncontrolling interests in subsidiaries with respect to the PS Officers' investment was eliminated. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe.

     PREFERRED PARTNERSHIP INTERESTS
     -------------------------------

              At December 31, 2008, our preferred partnership units outstanding were comprised of 8,000,000 units of our 6.400% Series NN ($200,000,000 carrying amount, redeemable March 17, 2010), 1,000,000 units of our 6.250% Series Z ($25,000,000 carrying amount, redeemable October 12, 2009), and 4,000,000 units of our 7.250% Series J ($100,000,000 carrying amount, redeemable May 9, 2011).

              In March 2009, we acquired all of the 6.40% Series NN preferred partnership units from a third party ($200.0 million carrying amount) for approximately $128.0 million, plus accrued and unpaid distributions from December 31, 2008 through the closing date. This transaction resulted in an increase in income allocated to common shareholders and an increase in equity allocable to Public Storage shareholders of approximately $72.0 million for the three months ended March 31, 2009, based upon the excess of the carrying amount over the amount paid.

              Also in March 2009, we acquired all of the 6.25% Series Z preferred partnership units from a third party ($25.0 million carrying amount) for $25.0 million. This resulted in no increase in income allocated to the common shareholders as they were acquired at par.

              At March 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J ($100,000,000 carrying amount, redeemable May 9, 2011). Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares. Our preferred partnership interests are presented as permanent noncontrolling interests in subsidiaries on our condensed consolidated balance sheets.

     OTHER PERMANENT NONCONTROLLING INTERESTS IN SUBSIDIARIES
     --------------------------------------------------------

              At March 31, 2009, the Other Permanent Noncontrolling Interests in
     Subsidiaries   represent  equity   interests  in  28  entities   (generally
     partnerships) that own in aggregate 94 self-storage facilities.

              Shurgard Europe has a 20% equity interest in two VIE's which developed self-storage facilities in Europe, and Shurgard Europe was the primary beneficiary. The remaining 80% equity interest in these entities is owned by an unaffiliated investor. On March 31, 2008, Shurgard Europe was deconsolidated (see Note 3), eliminating these permanent noncontrolling interests in subsidiaries at March 31, 2008. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe, including historical income allocated to these interests. Earnings allocated to these interests are included in "Other Permanent Noncontrolling Interests in Subsidiaries" for periods prior to the deconsolidation of Shurgard Europe.

              We estimate the fair value of the other permanent noncontrolling interests in subsidiaries of $212 million at March 31, 2009, based upon our estimate of the fair value of the underlying net assets (principally real estate assets), applying the related liquidation provisions of the related partnership agreements.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

8.   Public Storage Shareholders' Equity
     -----------------------------------

              Cumulative Preferred Shares
              ---------------------------

            At March 31, 2009 and December 31, 2008, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:


                                                             At March 31, 2009            At December 31, 2008
                           Earliest
                          Redemption      Dividend        Shares      Liquidation       Shares       Liquidation
       Series                Date           Rate        Outstanding   Preference      Outstanding     Preference
-----------------       ------------     ---------      -----------   -----------     -----------    ------------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07          7.500%           6,200    $   155,000           6,900    $   172,500
Series W                   10/6/08          6.500%           5,300        132,500           5,300        132,500
Series X                  11/13/08          6.450%           4,800        120,000           4,800        120,000
Series Y                    1/2/09          6.850%         750,900         18,772         750,900         18,772
Series Z                    3/5/09          6.250%           4,500        112,500           4,500        112,500
Series A                   3/31/09          6.125%           4,600        115,000           4,600        115,000
Series B                   6/30/09          7.125%           4,350        108,750           4,350        108,750
Series C                   9/13/09          6.600%           4,425        110,625           4,600        115,000
Series D                   2/28/10          6.180%           5,400        135,000           5,400        135,000
Series E                   4/27/10          6.750%           5,650        141,250           5,650        141,250
Series F                   8/23/10          6.450%           9,893        247,325          10,000        250,000
Series G                  12/12/10          7.000%           4,000        100,000           4,000        100,000
Series H                   1/19/11          6.950%           4,200        105,000           4,200        105,000
Series I                    5/3/11          7.250%          20,700        517,500          20,700        517,500
Series K                    8/8/11          7.250%          16,990        424,756          16,990        424,756
Series L                  10/20/11          6.750%           8,267        206,665           8,267        206,665
Series M                    1/9/12          6.625%          19,065        476,634          19,065        476,634
Series N                    7/2/12          7.000%           6,900        172,500           6,900        172,500
                                                        -----------   -----------     -----------    ------------
     Total Cumulative Preferred Shares                     886,140    $ 3,399,777         887,122    $ 3,424,327
                                                        ===========   ===========     ===========    ============

              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured. At March 31, 2009, there were no dividends in arrears.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

              During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V
     - 700,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13,230,000, Series C - 175,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2,695,000 and Series F - 107,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1,610,000. The carrying value of the shares repurchased totaled $23.8 million ($24.6 million liquidation preference less $0.8 million of original issuance costs), and exceeded the aggregate repurchase cost of $17.5 million by approximately $6.2 million. For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $6.2 million.

     Common Shares
     -------------

              Common Shares
              -------------

              During the three months ended March 31, 2009, we issued 64,027 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the three months ended March 31, 2009, we did not repurchase any of our common shares. Through March 31, 2009, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

              Equity Shares, Series A
              -----------------------

              At March 31, 2009 and  December  31,  2008,  we had  8,377,193  of
     depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A. The Equity Shares, Series A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Common share dividends totaled $92.9 million ($0.55 per share) and $92.8 million ($0.55 per share), for the three months ended March 31, 2009 and 2008, respectively. Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) and $5.4 million ($0.6125 per share), for the three months ended March 31, 2009 and 2008, respectively. Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,399,777,000 at March 31, 2009 ($3,424,327,000 at December 31, 2008) and dividends aggregating $58.1 million and $60.3 million for the three months ended March 31, 2009 and 2008, respectively. Dividends paid to permanent noncontrolling interests in subsidiaries totaled $4,058,000 and $4,521,000 for the three months ended March 31, 2009 and 2008, respectively.

9.   Related Party Transactions
     --------------------------

              Mr. Hughes, the Company's Chairman of the Board of Trustees and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 49 self-storage facilities in Canada using the "Public Storage" brand name ("PS Canada") pursuant to a royalty-free trademark license agreement with the Company. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 20% of our common shares outstanding at March 31, 2009. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 49 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the three months ended March 31, 2009 and 2008, we received $183,000 and $225,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

              The Company and Mr. Hughes are co-general partners in certain consolidated partnerships and affiliated partnerships of the Company that are not consolidated. The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT. The private REIT owns limited partnership interests in five affiliated partnerships. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. PS Canada holds approximately a 1.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company, for occurrences prior to April 1, 2004 as described below. The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

              From time to time, the Company and the Hughes Family have acquired limited partnership units from limited partners of the Company's consolidated partnerships. In connection with the acquisition in 1998 and 1999 of a total of 638 limited partnership units by Tamara Hughes Gustavson and H-G Family Corp., a company owned by Hughes Family members, the Company was granted an option to acquire the limited partnership units acquired at cost, plus expenses. During the fourth quarter of 2008, the Company exercised its option to acquire the units for a total purchase price of approximately $239,000. The transaction was approved by the independent members of the Board of Trustee.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

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

              For the three months ended March 31, 2009, we recorded $600,000 in stock option compensation expense related to options granted after January 1, 2002, as compared to $384,000 for the same period in 2008.

              A total of 1,440,000 stock options were granted during the three months ended March 31, 2009, 12,500 shares were exercised, and 23,000 shares were forfeited. A total of 3,801,832 stock options were outstanding at March 31, 2009 (2,397,332 at December 31, 2008).

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

              During the three months ended March 31, 2009, 89,450 restricted share units were granted, 27,365 restricted share units were forfeited and 83,091 restricted share units vested. This vesting resulted in the issuance of 51,527 common shares. In addition, cash compensation was paid to employees in lieu of 31,564 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At March 31, 2009, approximately 609,206 restricted share units were outstanding (630,212 at December 31, 2008). A total of $2,013,000 in

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     restricted share expense was recorded for the three months ended March 31, 2009, as compared to $2,390,000 for the same period in 2008. Restricted share expense includes amortization of the fair value of the grant reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

              See  also  "net  income  per  common   share"  above  for  further
     discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

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

              Our ancillary segment includes (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities,
     (ii) merchandise sales, (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities. During the three months ended March 31, 2009, we discontinued our truck rental and containerized storage operations, which previously had been included in our ancillary segment. See "Discontinued Operations" in Note 2 for further discussion.

              Measurement of Segment Income (Loss) and Segment Assets -
              ---------------------------------------------------------
              Self-Storage and Ancillary
              --------------------------

              The self-storage and ancillary segments are evaluated by management based upon the net segment income of each segment. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2, before interest and other income, interest expense, and corporate general and administrative expense. Interest and other income, interest expense, corporate general and administrative expense, and gains and losses on sales of real estate assets are not allocated to these segments because management does not utilize them to evaluate the results of operations of each segment. In addition, there is no presentation of segment assets for these other segments because total assets are not considered in the evaluation of these segments.

              Measurement of Segment Income (Loss) and Segment Assets -
              ---------------------------------------------------------
              Shurgard Europe
              ---------------

              Shurgard Europe's operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The Shurgard Europe segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent consolidated

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

     in our financial statements, and for periods following the deconsolidation of Shurgard Europe, the presentation below includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At March 31, 2009, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $250.5 million ($264.1 million at December 31, 2008) and a loan receivable from Shurgard Europe totaling (euro)391.9 million ($517.5 million) ($552.4 million at December 31, 2008).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

For the three months ended March 31, 2009

                                                                                                   Other Items Not
                                                                      Shurgard                       Allocated to         Total
                                                     Self-Storage      Europe          Ancillary      Segments        Consolidated
                                                    ---------------  -------------   ------------  ----------------  -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $   371,598     $        -      $        -      $       -      $   371,598
   Ancillary operating revenue...................               -              -          25,835              -           25,835
   Interest and other income.....................               -          5,361               -          2,272            7,633
                                                    ---------------  -------------   ------------  ----------------  -------------
                                                          371,598          5,361          25,835          2,272          405,066
                                                    ---------------  -------------   ------------  ----------------  -------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................         133,641              -               -              -          133,641
      Ancillary operations.......................               -              -           9,653              -            9,653
  Depreciation and amortization..................          84,187              -             980              -           85,167
  General and administrative.....................               -              -               -          9,679            9,679
  Interest expense...............................               -              -               -          8,128            8,128
                                                    ---------------  -------------   ------------  ----------------  -------------
                                                          217,828              -          10,633         17,807          246,268
                                                    ---------------  -------------   ------------  ----------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of other real estate investments,
   gain on early retirement of debt and foreign
   currency exchange loss........................         153,770          5,361          15,202        (15,535)         158,798

Equity in earnings of real estate entities.......             444          1,901          20,466              -           22,811
Gain on disposition of other real estate
   investments...................................               -              -               -          2,722            2,722
Gain on early retirement debt....................               -              -               -          4,114            4,114
Foreign currency exchange loss...................               -        (34,733)              -              -          (34,733)
                                                    ---------------  -------------   ------------  ----------------  -------------
Income (loss) from continuing operations.........         154,214        (27,471)         35,668         (8,699)         153,712
Discontinued operations..........................               -              -               -           (283)            (283)
                                                    ---------------  -------------   ------------  ----------------  -------------
Net income (loss)................................     $   154,214     $  (27,471)     $   35,668      $  (8,982)     $   153,429
                                                    ===============  =============   ============  ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

For the three months ended March 31, 2008

                                                                                                   Other Items Not
                                                                      Shurgard                       Allocated to        Total
                                                     Self-Storage      Europe        Ancillary         Segments       Consolidated
                                                     -------------   -----------    ------------   ----------------  -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage rental income....................     $  369,884     $   54,722      $        -      $        -      $    424,606
   Ancillary operating revenue...................              -          4,913          25,124               -            30,037
   Interest and other income.....................              -              -               -           2,844             2,844
                                                     -------------   -----------    ------------   ----------------  -------------
                                                         369,884         59,635          25,124           2,844           457,487
                                                     -------------   -----------    ------------   ----------------  -------------
Expenses:
  Cost of operations (excluding depreciation and
   amortization below):
      Self-storage facilities....................        132,161         24,654               -               -           156,815
      Ancillary operations.......................              -          1,409           9,895               -            11,304
  Depreciation and amortization..................         99,628         21,871             942               -           122,441
  General and administrative.....................              -          4,644               -          10,272            14,916
  Interest expense...............................              -          7,308               -           9,179            16,487
                                                     -------------   -----------    ------------   ----------------  -------------
                                                         231,789         59,886          10,837          19,451           321,963
                                                     -------------   -----------    ------------   ----------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gain on disposition of an interest in Shurgard
   Europe and foreign currency exchange gain.....        138,095           (251)         14,287         (16,607)          135,524

Equity in earnings of real estate entities.......            384              -           2,345               -             2,729
Gain on disposition of an interest in Shurgard
   Europe........................................              -        341,865               -               -           341,865
Foreign currency exchange gain...................              -         40,971               -               -            40,971
                                                     -------------   -----------    ------------   ----------------  -------------
Income (loss) from continuing operations.........        138,479        382,585          16,632         (16,607)          521,089
Discontinued operations..........................              -              -               -          (1,148)           (1,148)
                                                     -------------   -----------    ------------   ----------------  -------------
Net income (loss)................................     $  138,479     $  382,585      $   16,632      $  (17,755)     $    519,941
                                                     =============   ===========    ============   ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

12.  Commitments and Contingencies
     -----------------------------

              Legal Matters
              -------------

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

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000. At March 31, 2009, there were approximately 574,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.3 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurance can be given that this activity can continue to be conducted in any given jurisdiction.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009

              Operating Lease Obligations
              ---------------------------

              We lease trucks, land, equipment and office space under various operating leases. At March 31, 2009, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

  2009......................................    $    5,100
  2010......................................         6,171
  2011......................................         5,632
  2012......................................         5,640
  2013......................................         5,530
  Thereafter................................        76,663
                                                -----------
                                                $  104,736
                                                ===========

              Expenses under operating leases were approximately $2.7 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively. Certain of our land leases include escalation clauses, and we recognize related lease expenses on a straight-line basis.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
-------  ------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

     Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Annual Report on Form 10-K for the year ended December 31, 2008, our subsequent filings on Form 8-K and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among other things, the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to the current global fiscal crisis;

     o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

     o    difficulties  in  our  ability  to  successfully  evaluate,   finance,
          integrate into our existing operations and manage acquired and developed properties;

     o risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, that could adversely affect our earnings and cash flows;

     o    risks related to our participation in joint ventures;

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters and real estate investment trusts ("REITs");

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

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. The notes to our March 31, 2009 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

     Management  believes the following are critical  accounting  policies,  the application of which has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 12 to our March 31, 2009 condensed consolidated financial statements.

     ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and certain other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

     VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN BUSINESS COMBINATIONS: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in business combinations, most notably the Shurgard Merger. We have acquired these assets, in certain cases, with non-cash assets, most notably the 38.9 million shares that we issued to the Shurgard shareholders. These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the tenant base in place at the time of the merger, and the recoverability of certain assets. We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could come to materially different conclusions as to the estimated values, if different assumptions were used. If the values were determined using different assumptions than those used, our depreciation and amortization expense, interest expense, gain on disposition of an interest in Shurgard Europe, real estate, debt, and intangible assets could have been materially different.

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

     We currently  operate within three reportable  segments:  (i) self-storage,
(ii) Shurgard Europe and (iii) ancillary. The self-storage segment comprises the direct and indirect ownership, development, and operation of storage facilities in the U.S. Our Shurgard Europe segment comprises our equity interest in the self-storage and associated activities in seven countries in Western Europe. Our ancillary segment represents all of our other activities, which are reported as a group, including (i) commercial property operations, directly and through our 46% ownership interest in PS Business Parks, Inc. ("PSB"), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol "PSB" (as of March 31, 2009, PSB owned and operated 19.6 million net rentable square feet of commercial space), (ii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iii) retail operations conducted at our self-storage facilities including merchandise sales and truck rentals, and (iv) management of self-storage facilities owned by third-party owners and domestic facilities owned by the affiliated entities that are not consolidated.

     During the three months ended March 31, 2009, we decided to terminate our containerized storage and truck rental operations, each of which had previously been classified in our ancillary segment. Accordingly, the results of operations for these operations have been included in discontinued operations on our condensed consolidated statements of income. See "Discontinued Operations" in
Note 2 to our March 31, 2009 condensed consolidated financial statements for further information regarding our discontinued operations. See also Note 11 to our March 31, 2009 condensed consolidated financial statements for further information regarding our segments.

     Our self-storage facilities in the U.S. comprise approximately 93% of our operating revenue, and represent the primary driver of growth in our net income and cash flows from operations. In addition, much of our ancillary revenues are derived at our self-storage facility locations, either from our existing self-storage customer base or from the customer traffic within our self-storage facilities. Accordingly, a large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses in our self-storage facilities.

     The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in both the U.S. and Europe has softened and, as a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenues in each of our operating segments.

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

     We currently have $493.4 million in cash and cash equivalents on hand at March 31, 2009, and continue to monitor the appropriate and most effective way to deploy this capital, primarily either through the acquisition of facilities or through the opportunistic acquisition of our own debt and equity securities. We acquired $110.2 million of our outstanding senior unsecured notes during February 2009 and we acquired, for $24.6 million, certain of our preferred securities in March 2009 at a substantial discount to liquidation value. Also during March 2009, we acquired for $153.0 million, certain of our preferred partnership units at a substantial discount to their carrying amount.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009:
------------------------------------------------------------

     Net income for the three months ended March 31, 2009 was $153.4 million compared to $519.9 million for the same period in 2008, representing a decrease of $366.5 million. This decrease is primarily due to a gain of $341.9 million in the three months ended March 31, 2008 related to our disposition of an interest in Shurgard Europe, combined with a $34.7 million foreign exchange loss during the quarter ended March 31, 2009 as compared to an exchange gain of $41.0 million in the same period in 2008.

     Net income to Public Storage shareholders for the three months ended March 31, 2009 was $217.0 million compared to $512.3 million for the same period in 2008, representing a decrease of $295.3 million. The decrease is due primarily to the factors noted above with respect to net income, partially offset by a $72.0 million reduction in earnings allocated to our preferred partnership unitholders in the three months ended March 31, 2009.

     The foreign currency exchange gains and losses relate primarily to a Euro denominated loan receivable from Shurgard Europe and were due to changes in the value of the U.S. Dollar relative to the Euro during each period.

     During the three months ended March 31, 2009, we repurchased preferred partnership units at an aggregate acquisition cost of $153.0 million which was approximately $72.0 million less than the original net proceeds from issuance of the respective units. The $72.0 million benefit to our common shareholders is reflected as a reduction in the amount of net income allocated to these preferred partnership unitholders and a corresponding increase in income allocation to our common shareholders.

     Net operating income with respect to our domestic operations increased by $0.2 million in the three months ended March 31, 2009 as compared to the same period in 2008 due to an increase of $4.2 million with respect to our non-stabilized facilities combined with a decrease of $4.0 million with respect to our Same Store operations.

     During the three months ended March 31, 2009, pursuant to a tender offer, we acquired $96.7 million principal amount of our 7.75% senior unsecured notes due in 2011 at par plus accrued interest, and $13.5 million face amount of our 5.875% senior unsecured notes due in 2013 at 92.5% of par plus accrued interest. We recorded a gain on early retirement of debt of approximately $4.1 million in the quarter ended March 31, 2009.

     During the three months ended March 31, 2009, we repurchased preferred shares at an acquisition cost of $17.5 million was approximately $6.2 million less than the original net proceeds from issuance of the respective preferred securities. The $6.2 million benefit to our common shareholders is reflected as an increase in the amount of net income allocated to our common shareholders and a corresponding decrease in income allocation to our preferred shareholders.

     For the three months ended March 31, 2009, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $159.5 million or $0.95 per common share on a diluted basis compared to $444.8 million or $2.63 per common share on a diluted basis for the same period in 2008, representing an decrease of $285.3 million or $1.68 per common share on a diluted basis. These decreases are primarily due to the impact of the factors described above.

     Weighted average diluted common shares were 168,473,000 and 168,982,000 for the three months ended March 31, 2009 and 2008, respectively.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 92% and 93% of our total revenues generated for the three months ended March 31, 2009 and 2008, respectively. Net operating income (after depreciation and amortization expense) with respect to our self-storage operations increased by $7.5 million during the three months ended March 31, 2009, when compared to the same period in 2008 due to decreased amortization of tenant intangible assets, offset partially by the deconsolidation of Shurgard Europe effective April 1, 2008.

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes the operating results of three groups of facilities that management analyzes with respect to the Company's performance for our self-storage segment, which includes: (i) the Same Store group, representing our domestic facilities that we have owned and have been operating on a stabilized basis since January 1, 2007, (ii) the facilities operated by Shurgard Europe which were deconsolidated effective March 31, 2008, and (iii) all other facilities included in our financial statements, which are primarily those facilities that we have not owned and operated at a stabilized basis since January 1, 2007 such as newly acquired, newly developed, or recently expanded facilities.


SELF - STORAGE OPERATIONS SUMMARY:
---------------------------------                       Three Months Ended March 31,
                                                   ----------------------------------------
                                                                                Percentage
                                                       2009           2008        Change
                                                   -----------    -----------   -----------
                                                           (Dollar amounts in thousands)
Rental income:
   Same Store Facilities.......................    $   347,185    $   349,991     (0.8)%
   Other Facilities ...........................         24,413         19,893     22.7%
                                                   -----------    -----------   ---------
      Total Self-Storage Segment...............        371,598        369,884      0.5%
   Shurgard Europe Segment Facilities (a)......              -         54,722   (100.0)%
                                                   -----------    -----------   ---------
     Total rental income.......................        371,598        424,606    (12.5)%
                                                   -----------    -----------   ---------
Cost of operations before depreciation and
    amortization expense:
   Same Store Facilities.......................        125,007        123,856      0.9%
   Other Facilities............................          8,634          8,305      4.0%
                                                   -----------    -----------   ---------
      Total Self-Storage Segment...............        133,641        132,161      1.1%
   Shurgard Europe Segment Facilities (a)......              -         24,654   (100.0)%
                                                   -----------    -----------   ---------
      Total cost of operations.................        133,641        156,815    (14.8)%
                                                   -----------    -----------   ---------
Net operating income before depreciation and
    amortization expense (b):
   Same Store Facilities.......................        222,178        226,135     (1.7)%
   Other Facilities............................         15,779         11,588     36.2%
                                                   -----------    -----------   ---------
      Total Self-Storage Segment...............        237,957        237,723      0.1%
   Shurgard Europe Segment Facilities..........              -         30,068   (100.0)%
                                                   -----------    -----------   ---------
   Total net operating income before
        depreciation and amortization expense..        237,957        267,791    (11.1)%
   Total depreciation and amortization expense.        (84,187)      (121,499)   (30.7)%
                                                   -----------    -----------   ---------
   Total net operating income..................    $   153,770    $   146,292      5.1%
                                                   ===========    ===========   =========

Data for Same Store and Other Facilities:

Number of facilities at period end:
  Same Store Facilities........................          1,899          1,899      -
  Other Facilities.............................             93             84     10.7%

Net rentable square footage at period end (in thousands):
  Same Store Facilities........................        117,462        117,462      -
  Other Facilities.............................          8,536          7,381     15.6%

Weighted average square foot occupancy during the period:
  Same Store Facilities........................          87.9%          88.8%     (1.0)%
  Other Facilities.............................          79.9%          73.3%      9.0%

Realized rents per occupied square foot during the period:
  Same Store Facilities........................    $     12.84    $     12.87     (0.2)%
  Other Facilities.............................    $     13.80    $     14.11     (2.2)%

Square foot occupancy at period end:
  Same Store Facilities........................          88.2%          89.3%     (1.2)%
  Other Facilities.............................          81.2%          74.6%      8.8%
In place rents per square foot at period end:
  Same Store Facilities........................    $     13.57    $     13.86     (2.1)%
  Other Facilities.............................    $     14.75    $     15.45     (4.5)%


     (a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. We acquired these facilities on August 22, 2006 in connection with the Shurgard Merger. As described in Note 3 to our March 31, 2009 condensed consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical same store property operations of Shurgard Europe.

     (b) Total net operating income before depreciation and amortization or "NOI" is a non-GAAP (generally accepted accounting principles)
          financial measure that excludes the impact of depreciation and amortization expense. See Note 11 to our March 31, 2009 consolidated financial statements, "Segment Information," which includes a reconciliation of NOI for our self-storage and Shurgard Europe segments to our consolidated net income. Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.


     Same Store Facilities

     The Same Store Pool represents those 1,899 facilities that are stabilized and owned since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The Same Store Pool increased from 1,789 at December 31, 2008 to 1,899 at March 31, 2009, as we added facilities that are now stabilized and owned since January 1, 2007, and removed facilities from the previous Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009. The following table summarizes the historical operating results of these 1,899 facilities (117.5 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2009.



SAME STORE FACILITIES                                        Three Months Ended March 31,
                                                        -------------------------------------
                                                                                   Percentage
                                                            2009          2008       Change
                                                        -----------    ----------- -----------
                                                        (Dollar amounts in thousands, except
                                                              weighted average amounts)

Rental income......................................      $  331,539     $  335,553      (1.2)%
Late charges and administrative fees collected.....          15,646         14,438       8.4%
                                                         -----------    -----------   --------
   Total rental income.............................         347,185        349,991      (0.8)%
                                                         -----------    -----------   --------
Cost of operations before depreciation and amortization:
     Direct property payroll.......................          24,360         24,377      (0.1)%
     Property taxes................................          37,762         36,349       3.9%
     Repairs and maintenance.......................          10,716         11,398      (6.0)%
     Media advertising.............................           8,158          6,947      17.4%
     Other advertising and promotion...............           4,614          4,426       4.2%
     Utilities.....................................           9,598          9,437       1.7%
     Property insurance............................           2,698          3,213     (16.0)%
     Telephone reservation center..................           2,794          3,123     (10.5)%
     Other cost of management......................          24,307         24,586      (1.1)%
                                                         -----------    -----------   --------
   Total cost of operations........................         125,007        123,856       0.9%
                                                         -----------    -----------   --------
Net operating income before depreciation and
   amortization expense (a)........................         222,178        226,135      (1.7)%
Depreciation and amortization expense..............         (75,286)       (89,358)     15.7%
                                                         -----------    -----------   --------
 Net operating income..............................      $  146,892     $  136,777       7.4%
                                                         ===========    ===========   ========


Gross margin (before depreciation and amortization
expense)...........................................          64.0%          64.6%       (0.9)%

Weighted average for the period:
   Square foot occupancy (b).......................          87.9%          88.8%       (1.0)%
   Realized annual rent per occupied square foot (c)
   (e).............................................     $    12.84     $    12.87       (0.2)%
   REVPAF (d) (e)..................................     $    11.29     $    11.43       (1.2)%

 Weighted average at March 31:
   Square foot occupancy...........................          88.2%          89.3%       (1.2)%
   In place annual rent per occupied square foot (f)    $    13.57     $    13.86       (2.1)%
Total net rentable square feet (in thousands)......        117,462        117,462         -
Number of facilities...............................          1,899          1,899         -


     (a) Total net operating income before depreciation and amortization expense or "NOI" is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. For our Same Store facilities, NOI represents a portion of our total self-storage segment's NOI and is reconciled to the self-storage segment total in the table "self-storage operations summary" above. A reconciliation of our total self-storage segment's NOI to consolidated net income is included in
          Note 11 to our March 31, 2009 condensed consolidated financial statements, "Segment Information." Although depreciation and amortization are operating expenses, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, segment performance, and comparing period-to-period and market-to-market property operating results. NOI is not a substitute for net operating income after depreciation and amortization expense in evaluating our operating results.

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

     Rental income decreased approximately 1.2% in the three months ended March 31, 2009, as compared to the same period in 2008. These decreases were primarily attributable to lower average realized annual rental rates per occupied square foot, which were 0.2% lower in the three months ended March 31, 2009, as compared to the same period in 2008 and to a 1.0% decline in occupancy levels during the three months ended March 31, 2009, as compared to the same period in 2008.

     We believe that demand for our self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much these factors may impact us going forward.

     In response to these conditions, during the quarter ended March 31, 2009, we aggressively lowered rates charged to new tenants upon move-in and increased our television advertising. While the move-in volume at our Same Stores increased 3% during the three months ended March 31, 2009 over the same period in 2008, our move-outs increased 4%. As a result, we lost 0.9% of occupancy during the three months ended March 31, 2009, as compared to the same period in 2008, and ended March 31, 2009, 1.2% lower than at March 31, 2008. Our average in-place rental rate per occupied square foot was 2.1% lower at March 31, 2009 than at March 31, 2008, due primarily to the aforementioned rate reductions. In order to effectively address the softness in demand, we will continue to closely monitor and adapt our media advertising, pricing, and promotional discounts on a localized basis.

     Cost of operations (excluding depreciation and amortization) increased by 0.9% in the three months ended March 31, 2009, as compared to the same period in 2008. Growth moderated in the three months ended March 31, 2009 as higher media advertising and property tax expenses were partially offset by lower repairs and maintenance and property insurance expenses.

     Direct property payroll expense decreased by 0.1% in the three months ended March 31, 2009, as compared to the same period in 2008. This reflects minimal growth in average wage rates and lower hours incurred due to adjustments in staffing levels. For the remainder of 2009, we expect moderate growth trends in payroll.

     Property tax expense increased by 3.9% in the three months ended March 31, 2009, as compared to the same period in 2008. These increases are due to increases in assessments of property values that have been greater than we experienced in prior years. While we expect property tax expense growth of approximately 4% in 2009, the actual growth could be higher or lower because there are several jurisdictions where we have not yet received tax bills or assessment information for 2009, or appeals or assessments are pending.

     Repairs and maintenance expenditures were decreased by 6.0% in the three months ended March 31, 2009, as compared to the same period in 2008. Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year. We expect repairs and maintenance expenditures to moderate for the remainder of 2009.

     Media advertising for the Same Store facilities increased 17.4% in the three months ended March 31, 2009, as compared to the same period in 2008, as we expanded our media spend in order to stimulate move-in volume. Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 4.2% in the three months ended March 31, 2009, as compared to the same period in 2008.

     Due to current market conditions we expect that we will continue to be aggressive with media advertising in the near term, however we will experience moderate decreases in the second quarter of 2009 as compared to the high level of spending incurred in the second quarter of 2008. Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

     Utility expenses increased 1.7% in the three months ended March 31, 2009, as compared to the same period in 2008. It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

     Property insurance expense decreased 16.0% in the three months ended March 31, 2009, as compared to the same period in 2008. This decline is primarily due to softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us. We expect insurance expense to be down slightly in the remainder of 2009, as compared to the same period in 2008.

     Telephone reservation center costs decreased 10.5% in the three months ended March 31, 2009, as compared to the same period in 2008, as we adjusted staffing levels to expected inquiry volumes. We expect future telephone reservation center costs to remain flat.

     The following table summarizes selected quarterly financial data with respect to the Same Store facilities:

                                               For the Quarter Ended
                      ---------------------------------------------------------------------
                        March 31           June 30        September 30         December 31        Entire Year
                      -----------        -----------      -------------        ------------       ------------
                             (Amounts in thousands, except for per square foot amount)
Total rental income:
     2009             $   347,185
     2008             $   349,991        $   359,461        $   368,976         $   357,202       $  1,435,630

Total cost of operations (excluding
depreciation and amortization expense):
     2009             $   125,007
     2008             $   123,856        $   120,526        $   113,972         $   104,442       $    462,796

Property tax expense:
     2009             $    37,762
     2008             $    36,349        $    35,156        $    36,161         $    28,159       $    135,825

Media advertising expense:
     2009             $     8,158
     2008             $     6,947        $     9,836        $     2,148         $       922       $     19,853

Other advertising and promotion expense:
     2009             $     4,614
     2008             $     4,426        $     5,027        $     4,645         $     4,137       $     18,235

REVPAF:
     2009             $     11.29
     2008             $     11.43        $     11.74        $     12.03         $     11.65       $      11.71

Weighted average realized annual rent per occupied square foot:
     2009             $     12.84
     2008             $     12.87        $     12.90        $     13.29         $     13.27       $      13.08

Weighted average occupancy levels for the period:
     2009                   87.9%
     2008                   88.8%              91.0%              90.5%               87.8%              89.5%


ANALYSIS OF REGIONAL TRENDS
---------------------------

     The  following   table  sets  forth  regional  trends  in  our  Same  Store
Facilities:

                                              Three Months Ended March 31,
                                          --------------------------------------
                                             2009         2008        Change
                                          ------------ ------------ ------------
                                            (Amounts in thousands, except for
                                                 weighted average data)
SAME STORE FACILITIES OPERATING TRENDS
BY REGION
Rental income:
   Southern California  (176 facilities)  $    51,738  $    52,147      (0.8)%
   Northern California  (167 facilities)       37,426       37,239       0.5%
   Texas  (231 facilities)..........           34,594       34,193       1.2%
   Florida  (182 facilities)........           33,803       35,085      (3.7)%
   Illinois  (119 facilities).......           21,963       21,847       0.5%
   Georgia  (86 facilities).........           12,192       12,682      (3.9)%
   All other states  (938 facilities)         155,469      156,798      (0.8)%
                                          ------------ ------------ ------------
Total rental income.................          347,185      349,991      (0.8)%

Cost of operations before depreciation and amortization expense:
   Southern California..............           12,149       11,648       4.3%
   Northern California..............           10,702       10,448       2.4%
   Texas............................           14,195       14,323      (0.9)%
   Florida..........................           12,467       12,756      (2.3)%
   Illinois.........................           11,011       11,099      (0.8)%
   Georgia..........................            4,307        4,218       2.1%
   All other states.................           60,176       59,364       1.4%
                                          ------------ ------------ ------------
Total cost of operations............          125,007      123,856       0.9%

Net operating income before depreciation and amortization expense:
   Southern California..............           39,589       40,499      (2.2)%
   Northern California..............           26,724       26,791      (0.3)%
   Texas............................           20,399       19,870       2.7%
   Florida..........................           21,336       22,329      (4.4)%
   Illinois.........................           10,952       10,748       1.9%
   Georgia..........................            7,885        8,464      (6.8)%
   All other states.................           95,293       97,434      (2.2)%
                                          ------------ ------------ ------------
Total net operating income before
   depreciation and amortization expense  $   222,178  $   226,135      (1.7)%

Weighted average occupancy:
   Southern California..............           90.6%        90.1%        0.6%
   Northern California..............           88.1%        89.0%       (1.0)%
   Texas............................           88.6%        89.9%       (1.4)%
   Florida..........................           88.1%        87.1%        1.1%
   Illinois.........................           86.3%        87.4%       (1.3)%
   Georgia..........................           85.7%        88.5%       (3.2)%
   All other states.................           87.4%        88.7%       (1.5)%
                                          ------------ ------------ ------------
Total weighted average occupancy....           87.9%        88.8%       (1.0)%

   SAME STORE FACILITIES OPERATING
   TRENDS BY REGION (CONTINUED)               Three Months Ended March 31,
                                         --------------------------------------
                                            2009         2008         Change
                                         ------------ ------------ ------------
                                           (Amounts in thousands, except for
                                                 weighted average data)
Realized annual rent per occupied square foot:
   Southern California..............     $    18.91   $    19.18       (1.4)%
   Northern California..............          16.99        16.73        1.6%
   Texas............................           9.92         9.71        2.2%
   Florida..........................          12.32        13.07       (5.7)%
   Illinois.........................          13.22        13.04        1.4%
   Georgia..........................           9.92        10.08       (1.6)%
   All other states.................          11.97        11.96        0.1%
                                         ------------ ------------ ------------
Total realized rent per square foot.     $    12.84   $    12.87       (0.2)%
                                         ============ ============ ============

REVPAF:
   Southern California..............     $    17.14   $    17.28       (0.8)%
   Northern California..............          14.97        14.88        0.6%
   Texas............................           8.79         8.73        0.7%
   Florida..........................          10.86        11.38       (4.6)%
   Illinois.........................          11.41        11.40        0.1%
   Georgia..........................           8.50         8.92       (4.7)%
   All other states.................          10.46        10.61       (1.4)%
                                         ------------ ------------ ------------
Total REVPAF........................     $    11.29   $    11.43       (1.2)%
                                         ============ ============ ============

     We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows. However, it is difficult to predict localized trends in short-term self-storage demand and operating results. Accordingly, the discussion below primarily focuses on the long-term characteristics of our markets rather than the short-term impacts of current economic trends, notwithstanding, we believe that each market has been negatively impacted to some degree by general economic trends and may continue to experience negative operating trends until such time that general economic trends improve.

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

     The Florida market principally includes Miami, Orlando, Tampa, and West Palm Beach. Florida continues to be one of our weakest markets, reflecting the general economic trend of Florida, which has underperformed the U.S. economy for the past two years. We believe that Florida will continue to experience negative operating trends at least in the near-term.

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at March 31, 2009, we had an additional 93 self-storage facilities. These facilities include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant. There were no facilities acquired in the three months ended March 31, 2009.

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

     In the three months ended March 31, 2009, we completed three expansion projects to existing real estate facilities (75,000 net rentable square feet) for an aggregate cost of $13.4 million, and did not acquire any new properties.

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

     We expect  that the Other  Facilities  will  continue  to provide  earnings growth during the remainder of 2009 as these facilities continue to reach stabilization. However, the Other Facilities are subject to the same occupancy and rate pressures that our same-store facilities are facing as a result of the recession, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.

     Our development pipeline is nominal at March 31, 2009. Our level of newly developed facilities, and starts to newly developed facilities, has declined significantly in the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements, which has reduced the number of attractive sites available for development and reduced our development of facilities. In addition, we further reduced our development pipeline in late 2008 due to reduced self-storage demand and our belief that our capital can be put to use in a more advantageous manner. It is unclear when these conditions will improve.

     ANCILLARY OPERATIONS: Ancillary operations include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) retail operations, comprised of merchandise sales, (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

     During the three months ended March 31, 2009, we decided to terminate our truck rental and containerized operations. Accordingly, the revenues and expenses of these operations are included in discontinued operations on our condensed consolidated statements of income for the three months ended March 31, 2009 and 2008.

     The following table sets forth our ancillary operations:

                                              Three Months Ended March 31,
                                           ----------------------------------
                                               2009       2008         Change
                                           ----------  ----------    ---------
                                              (Amounts in thousands)
Revenues:
    Tenant reinsurance premiums (a).....   $   15,103  $   13,822   $   1,281
    Merchandise sales (a)...............        6,427       6,589        (162)
    Other ancillary operations (a)......        4,305       4,713        (408)
    Shurgard Europe merchandise and tenant
      insurance.........................            -       4,913      (4,913)
                                           ----------  ----------    ---------
       Total revenues...................       25,835      30,037      (4,202)
                                           ----------  ----------    ---------

Cost of operations:
    Tenant reinsurance premiums (a).....        3,227       3,023         204
    Merchandise sales (a)...............        4,951       5,213        (262)
    Other ancillary operations (a)......        1,475       1,659        (184)
    Shurgard Europe merchandise and tenant
      insurance.........................            -       1,409      (1,409)
                                           ----------  ----------    ---------
       Total cost of operations.........        9,653      11,304      (1,651)
                                           ----------  ----------    ---------

Depreciation - Other ancillary operations (a):    980         942          38

Net income:
    Tenant reinsurance premiums (a).....       11,876      10,799       1,077
    Merchandise sales (a)...............        1,476       1,376         100
    Other ancillary operations (a)......        1,850       2,112        (262)
    Shurgard Europe merchandise and tenant
      insurance.........................            -       3,504      (3,504)
                                           ----------  ----------    ---------
       Total net income.................   $   15,202  $   17,791    $ (2,589)
                                           ==========  ==========    =========

     (a) Revenues and expenses for these items are a component of our Ancillary segment, as described in Note 11 to our March 31, 2009 condensed consolidated financial statements.

     Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities. The revenues that we record are based upon premiums, which are originally paid by the customer, which are then paid to us by the broker in accordance with our reinsurance arrangements. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.

     The increase in tenant reinsurance revenues over the past year was attributable to higher rates combined with an increase in the percentage of our existing tenants retaining such policies. Approximately 55% and 50% of our tenants had such policies at March 31, 2009 and 2008, respectively.

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

     Merchandise sales: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate. The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.

     Other Ancillary: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties, and we also manage self-storage facilities utilizing our existing management infrastructure, to third party owners as well as to the Unconsolidated Entities. These businesses are largely independent of the self-storage operations at our facility and have remained largely unchanged in scope. We do not expect any significant changes in revenues or profitability from these ancillary businesses.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at March 31, 2009 Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three months ended March 31, 2009 and 2008, consists of our pro-rata share of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities. Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Ancillary, Shurgard Europe, and Self-Storage segments, respectively, as described in Note 11 to our March 31, 2009 condensed consolidated financial statements.

HISTORICAL SUMMARY:                             Three Months Ended March 31,
-------------------                        -----------------------------------
                                             2009           2008       Change
                                           ---------     ---------   ---------
                                                 (Amounts in thousands)
Property operations:
  PSB                                      $  21,553     $  21,779   $    (226)
  Shurgard Europe........................     10,012             -      10,012
  Other Investments......................        653         1,149        (496)
                                           ---------     ---------   ----------
                                              32,218        22,928       9,290
                                           ---------     ---------   ----------
Depreciation:
  PSB....................................    (10,231)      (11,591)      1,360
  Shurgard Europe .......................     (7,209)            -      (7,209)
  Other Investments......................       (192)         (581)        389
                                           ---------     ---------   ----------
                                             (17,632)      (12,172)     (5,460)
                                           ---------     ---------   ----------
Other: (1)
  PSB (2) ...............................      9,144        (7,843)     16,987
  Shurgard Europe........................       (902)            -        (902)
  Other Investments .....................        (17)         (184)        167
                                           ---------     ---------   ----------
                                               8,225        (8,027)     16,252
                                           ---------     ---------   ----------
Total equity in earnings of real estate entities:
  PSB....................................     20,466         2,345      18,121
  Shurgard Europe .......................      1,901             -       1,901
  Other Investments .....................        444           384          60
                                           ---------     ---------   ----------
                                           $  22,811     $   2,729   $  20,082
                                           =========     =========   ==========

     (1) "Other" reflects our share of general and administrative expense, interest expense, interest income, our pro-rata share of gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

     (2) Includes our pro rata share of benefit totaling $16.3 million from PSB's preferred stock and preferred unit repurchases for the three months ended March 31, 2009.

Investment in PSB
-----------------

     Throughout each of the three months ended March 31, 2009 and 2008, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PS Business Parks, Inc., a public REIT (NYSE: PSB). At March 31, 2009, PSB owned and operated 19.6 million net rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at March 31, 2009 pursuant to property management agreements.

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

Investment in Shurgard Europe
-----------------------------

     As described in Note 3 to our March 31, 2009 condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Selected financial data for Shurgard Europe for each of the three months ended March 31, 2009 and 2008 is included in Note 5 to our March 31, 2009 condensed consolidated financial statements.

     At March 31, 2009, Shurgard Europe's operations comprise 182 facilities with an aggregate of 9,644,000 net rentable square feet. The portfolio consists of 110 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     Our equity in earnings of Shurgard Europe, for the three months ended March 31, 2009 totaling $1,901,000 is comprised of (i) a loss of $3,251,000, representing our 49% equity share of Shurgard Europe's net loss for the three months ended March 31, 2009 and (ii) income of $4,974,000 and $178,000, respectively, representing our 49% pro-rata share of the interest income and trademark license fees received from Shurgard Europe during the three months ended March 31, 2009 (our pro-rata share of such amounts received are presented as equity in earnings of real estate entities rather than interest and other income). Our future equity income will be dependent upon the future operating results of Shurgard Europe.

     In the three months ended March 31, 2009, we also recognized $5,177,000 in interest income on our note receivable from Shurgard Europe and $184,000 in trademark license income, representing 51% of the aggregate amounts paid to us by Shurgard Europe. See Note 5 to our March 31, 2009 condensed consolidated financial statements, "Investment in Shurgard Europe" for further analysis of the presentation of our equity earnings and interest and other income from Shurgard Europe.

     The Shurgard Europe Same Store Pool represents those 94 facilities that are stabilized and owned since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The number of facilities in the Shurgard Europe Same Store Pool declined from 96 at December 31, 2008 to 94 at March 31, 2009, as we removed facilities from the previous Shurgard Europe Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009, and added facilities that are now stabilized and owned since January 1, 2007. The following table reflects the operating results of these 94 facilities.

SELECTED OPERATING DATA FOR THE 94 FACILITIES OPERATED
------------------------------------------------------
BY SHURGARD EUROPE ON A STABILIZED BASIS SINCE JANUARY
------------------------------------------------------
1, 2007 ("EUROPE SAME STORE FACILITIES"):                      Three Months Ended March 31,
-----------------------------------------                ---------------------------------------
                                                                                      Percentage
                                                             2009          2008         Change
                                                         ------------  ------------   ----------
                                                           (Dollar amounts in thousands, except
                                                                  weighted average data,
                                                          utilizing constant exchange rates) (a)
Revenues:
    Rental income.................................       $     26,607  $     27,828      (4.4)%
    Late charges and administrative fees collected                435           479      (9.2)%
                                                         ------------  ------------   ----------
    Total revenues (b)............................             27,042        28,307      (4.5)%

Cost of operations (excluding depreciation
      and amortization expense):
    Property taxes ...............................              1,373         1,326       3.5%
    Direct property payroll.......................              3,284         3,153       4.2%
    Advertising and promotion.....................              1,443           729      97.9%
    Utilities.....................................                864           670      29.0%
    Repairs and maintenance.......................                802           759       5.7%
    Property insurance............................                164           175      (6.3)%
    Other costs of management.....................              3,733         3,937      (5.2)%
                                                         ------------  ------------   ----------
  Total cost of operations (b)....................             11,663        10,749       8.5%
                                                         ------------  ------------   ----------

   Net operating income (excluding depreciation and
      amortization expense) (c)...................       $    15,379   $     17,558     (12.4)%
                                                         ===========   ============   ==========

Gross margin (before depreciation and amortization
   expense).......................................              56.9%         62.0%      (8.2)%
Weighted average for the period:
  Square foot occupancy (d).......................              84.7%         88.3%      (4.1)%
  Realized annual rent per occupied square foot (e)            $24.35        $24.43      (0.3)%
  REVPAF (f) (g)..................................             $20.63        $21.57      (4.4)%

Weighted average at March 31:
  Square foot occupancy...........................              85.1%         87.5%      (2.7)%
  In place annual rent per occupied square foot (h)            $25.96        $26.24      (1.1)%
Total net rentable square feet (in thousands).....              5,160         5,160        -


     (a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for the three months ended March 31, 2008 and 2009 are translated at constant exchange rates representing the average exchange rates for the three months ended March 31, 2009. The average exchange rate for the Euro was approximately 1.3065 during the three months ended March 31, 2009. The amounts that are included in our March 31, 2009 condensed consolidated financial statements are based upon the actual exchange rate for each period.

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

     We have recently seen softness in Shurgard Europe's operations, as it appears to be impacted by the same trends in self-storage demand that our domestic facilities are facing, but to a larger degree. In addition to same-store NOI growth being negative for the three months ended March 31, 2009, occupancies as well as rates charged to new customers are below that of the same period in 2008, continuing a trend that began in the fourth quarter of 2008. We expect continued declines in operating results for the remainder of 2009.
Shurgard Europe has ceased commencement of new development projects. At March 31, 2009, Shurgard Europe has five newly developed facilities and two expansions to existing facilities under construction (373,000 net rentable square feet), with costs incurred of $43.5 million and $18.9 million in costs to complete. The development of these projects is subject to various risks and contingencies.

Other Investments
-----------------

     The "Other Investments" at March 31, 2009 are comprised primarily of our equity in earnings from entities that own 19 self-storage facilities. Amounts included in the tables above also include our equity in earnings with respect to three facilities owned by the Unconsolidated Entities, until we acquired the remaining interest we did not own in these entities during 2008, and commenced consolidating these facilities. Our future earnings with respect to the other 19 facilities will be dependent upon the operating results of the facilities that these entities own. See Note 5 to our March 31, 2009 condensed consolidated financial statements for the operating results of these 19 facilities under the "Other Investments."

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $7,633,000 in three months ended March 31, 2009, as compared to $2,844,000 in the same period in 2008. The increase is principally as a result of (i) interest income with respect to notes receivable from Shurgard Europe (described below), offset by lower interest income on cash balances. While we had higher average cash balances, interest rates were significantly lower in the three months ended March 31, 2009 as compared to the same period in 2008. We have $493.4 million in cash on hand at March 31, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment. Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested.

     We have a loan receivable from Shurgard Europe totaling $517.5 million as of March 31, 2009 that bears interest at the rate of 7.5% per annum. We received interest income with respect to this loan receivable of approximately $10.2 million in the three months ended March 31, 2009, however, for financial reporting purposes, 51% of this amount ($5.2 million) is included in interest and other income and the remainder was recorded as additional equity in earnings for the three months ended March 31, 2009. No interest income in connection with this loan receivable was recorded in the same period in 2008, as such interest income was fully eliminated in consolidation until March 31, 2008. The level of interest income recorded in connection with the loan receivable from Shurgard Europe will be dependent upon the balances due from Shurgard Europe as well as the exchange rate of the Euro versus the U.S. Dollar.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $85,167,000 and $122,441,000 for the three months ended March 31, 2009 and 2008, respectively.

     The decrease in depreciation and amortization expense in the three months ended March 31, 2009, as compared to the same period in 2008 is due principally to a decline of $26,153,000 from $28,391,000 in the three months ended March 31, 2008 to $2,257,000 in the three months ended March 31, 2009 in tenant intangible amortization, principally tenant intangibles acquired in the Shurgard Merger in 2006, that are being amortized relative to the expected future benefit of the tenants in place to each period. We expect minimal amortization expense of our existing intangibles during the remainder of 2009, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

     Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization on Shurgard Europe's facilities were $21,871,000 for the three months ended March 31, 2008.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $9,679,000, and $14,916,000 for the three months ended March 31, 2009 and 2008, respectively. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, stock-based compensation, and incentive compensation.

     General and administrative expense for the three months ended March 31, 2008 includes $2,487,000 in additional incentive compensation incurred by Shurgard Europe related to our disposition of an interest in Shurgard Europe as well as ongoing general and administrative expense incurred by Shurgard Europe. Following March 31, 2008 we record no further general and administrative expense incurred by Shurgard Europe's operations.

     We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

     INTEREST EXPENSE: Interest expense was $8,128,000 and $16,487,000 for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest expense is due primarily to the deconsolidation of Shurgard Europe and the retirement of $110.2 million face amount of our senior notes. See also Note 6 to our March 31, 2009 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $190,000 and $748,000 for the three months ended March 31, 2009 and 2008, respectively, in connection with our development activities.

     Included in our condensed consolidated statement of income for the three months ended March 31, 2008 is interest expense incurred by Shurgard Europe of $7,308,000, relative to third-party debt (excluding the debt payable to Public Storage). Interest expense incurred by Shurgard Europe after March 31, 2008 is no longer reflected in our financial statements.

     On February 12, 2009, in connection with a tender offering, we acquired $110.2 million face amount of our senior unsecured notes for cash. See "GAIN ON EARLY RETIREMENT OF DEBT" below. This retirement reduced our interest expense for the three months ended March 31, 2009 by $895,000, as compared to the same period in 2008. On an annualized basis, this retirement will reduce our interest expense by approximately $6.4 million.

     GAIN ON DISPOSITION OF AN INTEREST IN SHURGARD EUROPE: On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). In connection with this transaction, we recorded a gain on disposition of $341,865,000 for the three months ended March 31, 2008. Public Storage owns the remaining 49% interest and is the managing member of Shurgard Holdings. See Note 3 to our March 31, 2009 condensed consolidated financial statements for further information regarding this transaction.

     GAIN ON DISPOSITION OF REAL ESTATE INVESTMENTS: During the three months ended March 31, 2009, we recorded gains totaling $2,722,000 on sales of assets, principally partial disposals in connection with property condemnations. During the three months ended March 31, 2008, we had no such dispositions of assets. Future gains or losses will be dependent upon the level of such partial condemnations, and are expected to be minimal.

     GAIN ON EARLY RETIREMENT OF DEBT: On February 12, 2009, we acquired $110,223,000 face amount ($113,736,000 book value) of our existing senior unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash (including costs associated with the tender of $414,000) plus accrued interest. In connection with this transaction, we recognized a gain of $4,114,000 for the three months ended March 31, 2009, representing the difference between the book value of $113,736,000 and the retirement amount paid plus tender costs.

     FOREIGN EXCHANGE GAIN (LOSS): At March 31, 2009, we had a loan receivable from Shurgard Europe of approximately (euro)391.9 million ($517.5 million). We expect Shurgard Europe to repay the loan in the near term. These amounts are denominated in Euros but have not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the three months ended March 31, 2009, we recorded foreign currency translation losses of $34,733,000, as compared to foreign currency translation gains of $40,971,000 for the three months ended
March 31, 2008. The U.S. Dollar exchange rate relative to the Euro was approximately 1.320 and 1.409 at March 31, 2009 and December 31 2008, respectively.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar (the closing exchange rate of the U.S. dollar relative to the Euro was 1.320 at March 31, 2009), the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

     DISCONTINUED OPERATIONS: During the three months ended March 31, 2009, we decided to terminate our truck rental and containerized storage business units, and disposed of a complete self-storage facility in connection with a condemnation proceeding. As a result, we reclassified all of the historical revenues and expenses of these operations from revenues and expenses, into "discontinued operations." Included in discontinued operations is $3.5 million in expenses incurred in the three months ended March 31, 2009 related primarily to disposing of trucks used in our truck rental operations, as well as a gain on sale of the sold self-storage facility of approximately $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     We have $493.4 million of cash on hand at March 31, 2009, and believe that these funds, together with our internally generated net cash provided by operating activities and cash on hand will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions requirements to our shareholders for the foreseeable future.

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

                                                                           For the Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------
                                                                             2009             2008
                                                                         -----------       -----------
                                                                              (Amount in thousands)
Net cash provided by operating activities (a).........................   $   259,525       $   239,666

Capital improvements to maintain our facilities.......................        (8,499)           (6,874)
                                                                         ------------      ------------
Remaining operating cash flow available for distributions to equity
   holders............................................................       251,026           232,792

Distributions to permanent noncontrolling interests in subsidiaries...        (4,058)           (4,521)
Distribution requirements paid to preferred partnership interests.....        (4,017)           (5,403)
                                                                         ------------      ------------

Cash from operations allocable to Public Storage shareholders.........       242,951           222,868
Distributions paid to Public Storage shareholders:
   Preferred share dividends..........................................       (58,108)          (60,333)
   Equity Shares, Series A dividends..................................        (5,131)           (5,356)
   Common shareholders ($0.55 per share)..............................       (92,582)          (92,499)
                                                                         ------------      ------------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................   $    87,130       $    64,680
                                                                         ============      ============


     (a)  Represents  net  cash  provided  by  operating   activities  for  each
          respective three month period as presented in our March 31, 2009 Condensed Consolidated Statements of Cash Flows.

     (b) Cash from operations available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash  from  operations   available  for  principal  payments  on  debt  and
reinvestment increased from $64.7 million in the three months ended March 31, 2008 to $87.1 million in the three months ended March 31, 2009.

     Other sources of readily available liquidity and capital resources include unrestricted cash on hand at March 31, 2009 totaling $493.4 million and a $300 million revolving line of credit. The line of credit expires in March 2012 and there were no outstanding borrowings on the line of credit at May 8, 2009.

     We also have a loan receivable from Shurgard Europe totaling $517.5 million that matures on March 31, 2010. We expect that this loan will be repaid in full on the maturity date.

     Significant  requirements on our liquidity and capital  resources  include:
(i) capital improvements to maintain our facilities, (ii) distribution requirements to our shareholders to maintain our REIT status, (iii) debt service, (iv) acquisition and development commitments and (v) commitments to provide funding to Shurgard Europe for certain investing and financing activities.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2009, we expect approximately $74 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the three months ended March 31, 2009, we incurred capital improvements of approximately $8.5 million.

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

     Aggregate dividends paid during the three months ended March 31, 2009 totaled $58.1 million to the holders of our Cumulative Preferred Shares, $92.9 million to the holders of our common shares and $5.1 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2008 taxable income, we believe that the aggregate dividends paid in 2008 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During the three months ended March 31, 2009, we paid distributions totaling $4.0 million with respect to our Preferred Partnership Units, and expect our annual distribution requirement based upon preferred partnership units outstanding at March 31, 2009, to be approximately $7.3 million. In addition, we estimate the annual distribution requirements with respect to our preferred shares outstanding at March 31, 2009, to be approximately $232.4 million, assuming no additional preferred share issuances or redemptions during 2009.

     For 2009, distributions with respect to the common shares will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2009 will be $0.55 per common share. For the second quarter of 2009, a quarterly distribution of $0.55 per common share has been declared by our Board of Trustees.

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

     We are required by the underlying governing documents to pay distributions to permanent noncontrolling interests in subsidiaries based upon the operating cash flows of the underlying entities less any required reserves for capital expenditures or debt repayment. Such interests received a total of $4,508,000 during the three months ended March 31, 2009.

     DEBT SERVICE REQUIREMENTS: At March 31, 2009, we have total outstanding debt of approximately $527.2 million. See Note 6 to our March 31, 2009 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize our outstanding debt as opposed to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities or common shares.

     Our portfolio of real estate facilities remains substantially unencumbered. At March 31, 2009, we have secured debt outstanding of $234.1 million, which encumbers 90 self-storage facilities with an aggregate net book value of approximately $571.8 million.

     ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2009, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake. We have a minimal development pipeline at March 31, 2009.

     EUROPEAN ACTIVITIES: At the end of February 2009, the maturity date of the loan owed by Shurgard Europe to Public Storage was extended to March 31, 2010. The loan totaled approximately $517.5 million at March 31, 2009.

     In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard, joint ventures in which Shurgard Europe has a 20% interest, and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)305 million ($402.7 million as of March 31,
2009) for the acquisition. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. In February 2009, Shurgard Europe exercised their option to extend the (euro)305 million commitment through March 31, 2010.

     Shurgard Europe has a 20% interest in two joint ventures and one other partner owns 80% interest in each. The two joint ventures collectively had approximately (euro)238 million ($314 million) of outstanding debt payable to third parties at March 31, 2009, which is non-recourse to Shurgard Europe. One of the joint venture loans, totaling (euro)117 million ($154 million), is due May 2009 and the other joint venture loan, totaling (euro)121 million ($160 million), is due in July 2010. Shurgard Europe is currently negotiating terms with the respective lenders to extend the maturities out one to three years. We expect Shurgard Europe will finalize a loan extension of the joint venture loan that matures in May 2009 within the next 30 days, although there can be no assurance that such an extension will actually be completed.

     If Shurgard Europe was unable to extend the maturity dates of the joint venture loan, it is our expectation that the loans would be repaid with each partner contributing their pro rata share towards repayment. Shurgard Europe's pro rata share, in the aggregate, would be approximately (euro)24 million ($32 million) which Shurgard Europe could borrow from us pursuant to our loan commitment described above. Further, it is also possible that Shurgard Europe's joint venture partner will be unable to contribute its pro rata share to repay the loans and may want to sell their interest. Shurgard Europe could borrow on the loan commitment we have provided to consummate such a transaction and repay the loans.

     We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities. Our remaining obligation under this commitment totaled $66.4 million at March 31, 2009.

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

     In March 2009, Shurgard Europe's joint venture partner gave its "exit notice" with respect to one of the joint ventures. There are specific exit procedures to be followed in accordance with the joint venture agreement and Shurgard Europe has 90 days to respond. We are evaluating our options.

     ACCESS TO CAPITAL: Over the past several months, accessing capital through the equity or credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing common or preferred securities is not currently a viable option.

     Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our long-term growth strategies and debt obligations with (i) cash on hand at March 31, 2009, (ii) internally generated retained cash flows and (iii) depending upon current market conditions, proceeds from issuing equity securities. In general, our strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, notwithstanding current market conditions are not favorable.

     Historically, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities). We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt. We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate any future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enable us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v)
dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

     Our credit ratings on each of our series of preferred shares are "Baa1" by Moody's and "BBB" by Standard & Poor's.

     ISSUANCE AND REDEMPTION OF PREFERRED SECURITIES: We believe that our size and financial flexibility enables us to access capital when appropriate and when market conditions are favorable. However, over the past six months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity.

     As of March 31, 2009, several of our series of preferred shares were redeemable at our option; however, we have not called these series for redemption. Although we may acquire these shares on the open market, it is not advantageous to redeem these shares at face pursuant to our redemption option at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

     In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

     REPURCHASES OF THE COMPANY'S EQUITY AND PREFERRED SECURITIES: Dislocations in capital markets have provided opportunities for the repurchase of our preferred and debt securities. During the three months ended March 31, 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions with a liquidation value of $24.6 million for approximately $17.5 million, including accrued dividends, reducing our ongoing dividend requirement by approximately $1.8 million per year. Also during the three months ended March 31, 2009, we repurchased certain of our Preferred Partnership Units in privately negotiated transactions with a carrying amount of $225 million for approximately $153 million, reducing our ongoing dividend requirement by approximately $14.4 million per year.

     On February 12, 2009, we acquired approximately $110 million face amount of our existing senior unsecured notes pursuant to a tender offer. The amounts paid in the tender were substantially less than what would have been paid if we were to repay this debt early subject to the prepayment premiums under the related debt agreement.

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the three months ended March 31, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through May 8, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     These acquisitions were funded by us with cash on hand. We continue to monitor the existing trading ranges of all our outstanding debt and equity securities for potential opportunities.

CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at March 31, 2009 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                     Total      2009         2010        2011       2012        2013       Thereafter
                                  ----------  ---------   ----------   ---------  --------   ----------    ----------

Long-term debt (1) ............   $  634,868  $  29,557   $   41,642   $ 154,096  $ 74,716   $  259,880    $   74,977

Operating leases (2)...........      104,736      5,100        6,171       5,632     5,640        5,530        76,663

Construction commitments (3)...        5,176      4,659          517           -         -            -             -
                                  ----------  ---------   ----------   ---------  --------   ----------    ----------
Total..........................   $  744,780  $  39,316   $   48,330   $ 159,728  $ 80,356   $  265,410    $  151,640
                                  ==========  =========   ==========   =========  ========   ==========    ==========


     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 6 to our March 31, 2009 condensed consolidated financial statements for additional information on our notes payable.

     (2) We lease land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3) Includes obligations for facilities under construction at March 31, 2009.

     We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

     We have no substantial construction commitments at March 31, 2009.

     OFF-BALANCE SHEET ARRANGEMENTS: At March 31, 2009 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares and preferred shares. At March 31, 2009, our debt as a percentage of total equity (based on book values) was 5.9%.

     Our preferred shares are not redeemable at the option of the holders. At March 31, 2009, our Series V, Series W, Series X, Series Y, Series Z and Series A shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our March 31, 2009 condensed consolidated financial statements.

     Our market risk sensitive instruments include notes payable, which totaled $527,235,000 at March 31, 2009.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $250.5 million at March 31, 2009. We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling

(euro)391.9 million ($517.5 million) at March 31, 2009. We also have an obligation, in certain circumstances, to loan up to an additional (euro)305 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2009 (dollar amounts in thousands).


                            2009       2010        2011          2012        2013     Thereafter      Total     Fair Value
                         ----------- ---------- ------------ ------------ ----------- ------------ ------------ ------------
Fixed rate debt........  $   7,887   $ 13,244   $  131,252   $   55,575   $ 251,421   $   67,856   $  527,235   $  528,833
Average interest rate..      5.68%      5.68%        5.68%        5.70%       5.62%        5.50%
----------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $      -    $     -    $       -    $       -    $      -    $       -    $        -   $        -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------




     (1) Amounts include borrowings under our line of credit, which expires in 2012. As of March 31, 2009, we have no borrowings under our line of credit.

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

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

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              -----------------

     The  information  set forth under the heading "Legal Matters" in Note 12 to
the  Condensed   Consolidated   Financial   Statements  in  this  Form  10-Q  is
incorporated by reference in this Item 1.

ITEM 1A.      RISK FACTORS
              ------------

     As of March 31, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
              -----------------------------------------------------------

     Common Share Repurchases

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares. During the three months ended March 31, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through May 8, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2009. During the three months ended March 31, 2009, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     Preferred and Equity Share Repurchases

     During March 2009, in privately negotiated transactions we repurchased various series of our Cumulative Preferred Shares with an aggregate liquidation amount of $24.6 million, for an aggregate of $17.5 million in cash (which was inclusive of accrued dividends), in addition to various series of our Preferred Partnership Units with an aggregate carrying amount of $225.0 million, for an aggregate of $155.2 million in cash (inclusive of accrued dividends).

     The following table presents monthly  information  related to our privately
negotiated   repurchases  of  our  Cumulative  Preferred  Shares  and  Preferred
Partnership Units during the three months ended March 31, 2009:

                                                   Total Number
                                                        of        Average Price
                                                   Shares/Units      Paid per
    Period Covered                                   Purchased      Share/Unit
    ---------------------------------------------  ------------   -------------

    January 1, 2009  - January 31, 2009                      -              -
    February 1, 2009  - February 28, 2009                    -              -
    March 1, 2009  - March 31, 2009
         Preferred Shares - Series V                    700,000        $18.90
         Preferred Shares - Series C                    175,000        $15.40
         Preferred Shares - Series F                    107,000        $15.05
         Preferred Partnership Units - Series NN      8,000,000        $16.00
         Preferred Partnership Units - Series Z       1,000,000        $25.00
                                                      ---------        ------
         Monthly Total                                9,982,000        $16.54
                                                      ---------        ------
       Total                                          9,982,000        $17.08
                                                      =========        ======


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

                                        DATED: May 8, 2009

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

10.14* Employment Agreement between Registrant and B. Wayne Hughes dated as of November 16, 1995. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 1995 (SEC File No. 001-0839) and incorporated herein by reference.

10.15* Shurgard Storage Centers, Inc. 1995 Long Term Incentive Compensation Plan. Incorporated by reference to Appendix B of Definitive Proxy Statement dated June 8, 1995 filed by Shurgard (SEC File No. 001-11455).

10.16* Shurgard Storage Centers, Inc. 2000 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10.27 Annual Report on Form 10-K for the year ended December 31, 2000 filed by Shurgard (SEC File No. 001-11455).

10.17* Shurgard Storage Centers, Inc. 2004 Long Term Incentive Compensation Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement dated June 7, 2004 filed by Shurgard (SEC File No. 001-11455).

10.18* Public Storage, Inc. 1996 Stock Option and Incentive Plan. Filed with PSI's Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.19* Public Storage, Inc. 2000 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.

10.20* Public Storage, Inc. 2001 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.21* Public Storage, Inc. 2001 Stock Option and Incentive Plan ("2001 Plan"). Filed with PSI's Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.22* Form of 2001 Plan Non-qualified Stock Option Agreement. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.23* Form of 2001 Plan Restricted Share Unit Agreement. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.24* Form of 2001 Plan Non-Qualified Outside Director Stock Option Agreement. Filed with PSI's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.25* Public Storage, Inc. Performance Based Compensation Plan for Covered Employees. Filed with PSI's Current Report on Form 8-K dated May 11, 2005 (SEC File No. 001-0839) and incorporated herein by reference.

10.26* Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan. Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 (SEC File No. 333-144907) and incorporated herein by reference.

10.27*   Form  of  2007  Plan  Restricted  Stock  Unit  Agreement.   Filed  with
         Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.28* Form of 2007 Plan Stock Option Agreement. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.29* Form of Indemnity Agreement. Filed with Registrant's Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.30* Offer letter/Employment Agreement dated as of July 28, 2008 between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 9, 2008 and incorporated herein by reference.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1     Rule 13a - 14(a) Certification.  Filed herewith.

31.2     Rule 13a - 14(a) Certification.  Filed herewith.

32       Section 1350 Certifications.  Filed herewith.


_        (1)  SEC File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan agreement or arrangement.