Form 10-Q
period 2009-06-30
Public Storage
filed 2009-08-10
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  001-33519
                         ---------

                                 PUBLIC STORAGE
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                                      95-3551121
-----------------------------------------        -------------------------------
     (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                           Number)

701 Western Avenue, Glendale, California                      91201-2349
-----------------------------------------        -------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of August 5, 2009:

Common Shares of beneficial interest, $.10 par value per share - 169,513,148 shares

                                 PUBLIC STORAGE
                                 --------------

                                      INDEX


                                                                           Pages
                                                                           -----

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets at
             June 30, 2009 and December 31, 2008                               1

          Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2009 and 2008                 2

          Condensed Consolidated Statement of Equity
             for the Six Months Ended June 30, 2009                            3

          Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2009 and 2008               4 - 5

          Notes to Condensed Consolidated Financial Statements            6 - 36

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               37 - 63

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          64

Item 4.   Controls and Procedures                                             65

PART II.  OTHER INFORMATION (Items 3 and 5 are not applicable)
          -----------------

Item 1.   Legal Proceedings                                                   66

Item 1A.  Risk Factors                                                        66

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    66 - 67

Item 4.   Submission of Matters to a Vote of Security Holders                 67

Item 6.   Exhibits                                                            67

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                                                June 30,           December 31,
                                                                                   2009                 2008
                                                                            ---------------      ----------------
                                   ASSETS

  Cash and cash equivalents...............................................  $     584,860        $     680,701
  Real estate facilities, at cost:
     Land.................................................................      2,716,466            2,716,254
     Buildings............................................................      7,534,187            7,490,768
                                                                            ---------------      ----------------
                                                                               10,250,653           10,207,022
     Accumulated depreciation.............................................     (2,568,215)          (2,405,473)
                                                                            ---------------      ----------------
                                                                                7,682,438            7,801,549
     Construction in process..............................................         12,703               20,340
                                                                            ---------------      ----------------
                                                                                7,695,141            7,821,889

  Investment in real estate entities......................................        562,732              544,598
  Goodwill, net...........................................................        174,634              174,634
  Intangible assets, net..................................................         40,511               52,005
  Loan receivable from Shurgard Europe....................................        550,499              552,361
  Other assets............................................................         95,459              109,857
                                                                            ---------------      ----------------
                Total assets..............................................  $   9,703,836        $   9,936,045
                                                                            ===============      ================
                           LIABILITIES AND EQUITY

  Notes payable...........................................................  $     524,440        $     643,811
  Accrued and other liabilities...........................................        219,697              212,353
                                                                            ---------------      ----------------
           Total liabilities..............................................        744,137              856,164

  Redeemable noncontrolling interests in subsidiaries (Note 7)............         12,872               12,777

  Commitments and contingencies (Note 12)
  Equity:
     Public Storage shareholders' equity:
      Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 886,140 shares issued
         (in series) and outstanding, (887,122 at December 31, 2008)
         at liquidation preference........................................      3,399,777            3,424,327
      Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,355,703 shares issued and outstanding
         (168,279,732 at December 31, 2008)...............................         16,837               16,829
      Equity Shares of beneficial interest, Series A, $0.01 par value,
         100,000,000 shares authorized, 8,377.193 shares issued and
         outstanding......................................................              -                    -
      Paid-in capital.....................................................      5,673,201            5,590,093
      Retained earnings (deficit).........................................       (258,732)            (290,323)
      Accumulated other comprehensive loss................................        (18,090)             (31,931)
                                                                            ---------------      ----------------
            Total Public Storage shareholders' equity.....................      8,812,993            8,708,995
     Equity of permanent noncontrolling interests in subsidiaries
      (Note 7) ...........................................................        133,834              358,109
                                                                            ---------------      ----------------
        Total equity......................................................      8,946,827            9,067,104
                                                                            ---------------      ----------------
                Total liabilities and equity..............................  $   9,703,836        $   9,936,045
                                                                            ===============      ================

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)

                                   (Unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                 -------------------------------    --------------------------------
                                                                     2009             2008              2009             2008
                                                                 ---------------  --------------    ---------------  ---------------

Revenues:
   Self-storage facilities...................................     $    371,630     $    380,770      $    742,869     $    805,043
   Ancillary operations......................................           28,106           26,710            53,941           56,747
   Interest and other income.................................            7,516           11,014            15,149           13,858
                                                                 ---------------  --------------    ---------------  ---------------
                                                                       407,252          418,494           811,959          875,648
                                                                 ---------------  --------------    ---------------  ---------------
Expenses:
  Cost of operations:
      Self-storage facilities................................          124,478          128,124           257,952          284,779
      Ancillary operations...................................           10,374           12,064            20,027           23,368
  Depreciation and amortization..............................           83,796           94,829           168,762          217,069
  General and administrative.................................            8,199           33,173            17,878           48,089
  Interest expense...........................................            7,288            9,601            15,416           26,088
                                                                 ---------------  --------------    ---------------  ---------------
                                                                       234,135          277,791           480,035          599,393
                                                                 ---------------  --------------    ---------------  ---------------
Income from continuing operations before equity in earnings
   of real estate entities, gain (loss) on disposition of real estate investments, gain on early retirement of debt
   and foreign currency exchange gain (loss).................          173,117          140,703           331,924          276,255
Equity in earnings of real estate entities...................            7,398            4,632            30,209            7,361
Gain (loss) on disposition of real estate investments........                -              (92)            2,722          341,773
Gain on early retirement of debt.............................                -                -             4,114                -
Foreign currency exchange gain (loss)........................           33,205               (2)           (1,528)          40,969
                                                                 ---------------  --------------    ---------------  ---------------
Income from continuing operations............................          213,720          145,241           367,441          666,358
Discontinued operations......................................           (8,333)          (1,286)           (8,625)          (2,462)
                                                                 ---------------  --------------    ---------------  ---------------
Net income...................................................          205,387          143,955           358,816          663,896
Net income allocated (to) from noncontrolling equity
   interests:
   Based upon income of the consolidated entities............           (6,215)         (10,142)          (14,642)         (17,741)
   Based upon redemptions of preferred partnership units.....                -                -            72,000                -
                                                                 ---------------  --------------    ---------------  ---------------
Net income allocable to Public Storage shareholders..........     $    199,172     $    133,813      $    416,174     $    646,155
                                                                 ===============  ==============    ===============  ===============
Allocation of net income to (from) Public Storage
   shareholders:
   Preferred shareholders based on distributions paid........     $     58,108     $     60,333      $    116,216     $    120,666
   Preferred shareholders based on redemptions...............                -                -            (6,218)               -
   Equity Shares, Series A...................................            5,131            5,356            10,262           10,712
   Restricted share units ...................................              446              146               932            1,971
   Common shareholders.......................................          135,487           67,978           294,982          512,806
                                                                 ---------------  --------------    ---------------  ---------------
                                                                  $    199,172     $    133,813      $    416,174     $    646,155
                                                                 ===============  ==============    ===============  ===============
Net income per common share - basic
   Continuing operations.....................................     $      0.85      $      0.41       $      1.80      $      3.06
   Discontinued operations...................................           (0.05)           (0.01)            (0.05)           (0.01)
                                                                 ---------------  --------------    ---------------  ---------------
                                                                  $      0.80      $      0.40       $      1.75      $      3.05
                                                                 ===============  ==============    ===============  ===============
Net income per common share - diluted
   Continuing operations.....................................     $      0.85      $      0.41       $      1.80      $      3.05
   Discontinued operations...................................           (0.05)           (0.01)            (0.05)           (0.01)
                                                                 ---------------  --------------    ---------------  ---------------
                                                                  $      0.80      $      0.40       $      1.75      $      3.04
                                                                 ===============  ==============    ===============  ===============
Net income per depositary share of Equity Shares, Series A
        (basic and diluted) .................................     $      0.61      $      0.61       $      1.23      $      1.23
                                                                 ===============  ==============    ===============  ===============
Basic weighted average common shares outstanding.............         168,348          168,028           168,330          168,307
                                                                 ===============  ==============    ===============  ===============
Diluted weighted average common shares outstanding...........         168,528          168,479           168,501          168,731
                                                                 ===============  ==============    ===============  ===============
Weighted average shares of Equity Shares, Series A (basic
        and diluted).........................................           8,377            8,744             8,377            8,744
                                                                 ===============  ==============    ===============  ===============

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)


                                                                                                                   Accumulated
                                                      Cumulative                                     Retained         Other
                                                      Preferred       Common          Paid-in        Earnings     Comprehensive
                                                        Shares        Shares          Capital        (Deficit)         Loss
                                                     --------------  -----------  -------------  --------------  -------------
Balance at December 31, 2008.......................   $  3,424,327   $   16,829   $  5,590,093   $   (290,323)   $   (31,931)
Repurchase of cumulative preferred shares (982,000
  shares) (Note 8).................................        (24,550)           -          7,015              -              -
Redemption of preferred partnership units (Note 7).              -            -         72,000              -              -
Issuance of common shares in connection with
   share-based compensation (75,971 shares)
   (Note 10).......................................              -            8            761              -              -
Stock-based compensation expense (Note 10) ........              -            -          3,332              -              -
 Adjustments of redeemable noncontrolling
   interests in subsidiaries to liquidation value
   (Note 7)........................................              -            -              -           (255)             -
Net income.........................................              -            -              -        358,816              -
Net income allocated based upon income of the
   consolidated entities to (Note 7):
    Redeemable noncontrolling interests in
      subsidiaries.................................              -            -              -           (506)             -
    Permanent noncontrolling equity interests......              -            -              -        (14,136)             -
Distributions to equity holders:
   Cumulative preferred shares (Note 8)............              -            -              -       (116,216)             -
   Permanent noncontrolling interests in
     subsidiaries .................................              -            -              -              -              -
   Equity Shares, Series A ($1.225 per depositary
     share)........................................              -            -              -        (10,262)             -
   Holders of unvested restricted share units......              -            -              -           (674)             -
   Common Shares ($1.10 per share).................              -            -              -       (185,176)             -
Other comprehensive income: Currency translation
  adjustments (Note 2).............................              -            -              -              -         13,841
                                                     --------------  -----------  -------------  --------------  -------------
Balance at June 30, 2009...........................   $  3,399,777   $   16,837   $  5,673,201   $   (258,732)   $   (18,090)
                                                     ==============  ===========  =============  ==============  =============


                                                                         Equity of
                                                        Total Public     Permanent
                                                          Storage     Noncontrolling
                                                       Shareholders'     Interests
                                                           Equity     In Subsidiaries  Total Equity
                                                     -------------   ----------------  -------------
Balance at December 31, 2008.......................  $  8,708,995    $   358,109       $ 9,067,104
Repurchase of cumulative preferred shares (982,000
  shares) (Note 8).................................       (17,535)             -           (17,535)
Redemption of preferred partnership units (Note 7).        72,000       (225,000)         (153,000)
Issuance of common shares in connection with
   share-based compensation (75,971 shares)
   (Note 10).......................................           769              -               769
Stock-based compensation expense (Note 10) ........         3,332              -             3,332
 Adjustments of redeemable noncontrolling
   interests in subsidiaries to liquidation value
   (Note 7)........................................          (255)             -              (255)
Net income.........................................       358,816              -           358,816
Net income allocated based upon income of the
   consolidated entities to (Note 7):
    Redeemable noncontrolling interests in
      subsidiaries.................................          (506)             -              (506)
    Permanent noncontrolling equity interests......       (14,136)        14,136                 -
Distributions to equity holders:
   Cumulative preferred shares (Note 8)............      (116,216)             -          (116,216)
   Permanent noncontrolling interests in
     subsidiaries .................................             -        (13,411)          (13,411)
   Equity Shares, Series A ($1.225 per depositary
     share)........................................       (10,262)             -           (10,262)
   Holders of unvested restricted share units......          (674)             -              (674)
   Common Shares ($1.10 per share).................      (185,176)             -          (185,176)
Other comprehensive income: Currency translation
  adjustments (Note 2).............................        13,841              -            13,841
                                                     -------------   ----------------  -------------
Balance at June 30, 2009...........................  $  8,812,993    $   133,834       $ 8,946,827
                                                     =============   ================= =============

                            See accompanying notes.

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                    -----------------------------
                                                                                         2009            2008
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income...............................................................        $   358,816     $   663,896
   Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposition of real estate investments, including amounts in
       discontinued operations..............................................             (6,903)       (341,773)
    Gain on early retirement of debt........................................             (4,114)              -
    Impairment charge on intangible asset...................................              8,205               -
    Depreciation and amortization including amounts in discontinued
       operations...........................................................            169,484         217,877
    Equity share of income allocations from investee's repurchases of
       preferred stock .....................................................            (16,284)              -
    Distributions received from real estate entities in excess of equity in
       earnings.............................................................              9,783          11,788
    Foreign currency exchange loss (gain)...................................              1,528         (40,969)
    Adjustments for stock-based compensation, amortization of note premium,
       and other............................................................             21,733             371
                                                                                    -------------   -------------
       Total adjustments....................................................            183,432        (152,706)
                                                                                    -------------   -------------
       Net cash provided by operating activities............................            542,248         511,190
                                                                                    -------------   -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (32,575)        (31,571)
    Construction in process.................................................             (5,933)        (40,081)
    Acquisitions of real estate facilities..................................                  -         (20,992)
    Proceeds from sales of other real estate investments....................             10,261             493
    Proceeds from the disposition of interest in Shurgard Europe (Note 3)...                  -         609,059
    Deconsolidation of Shurgard Europe (Note 3).............................                  -         (34,588)
    Investment in Shurgard Europe...........................................                  -         (32,911)
    Other investing activities..............................................               (823)          1,157
                                                                                    -------------   -------------
       Net cash (used in) provided by investing activities..................            (29,070)        450,566
                                                                                    -------------   -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................             (3,746)         (6,200)
    Redemption of senior unsecured notes payable............................           (109,622)              -
    Proceeds from borrowing on debt of Existing European Joint Ventures.....                  -          14,654
    Net proceeds from the issuance of common shares.........................                769           5,090
    Repurchases of common shares............................................                  -        (111,903)
    Redemption of cumulative preferred shares...............................            (17,535)              -
    Redemption of permanent noncontrolling equity interests.................           (153,000)              -
    Distributions paid to Public Storage shareholders.......................           (312,328)       (316,980)
    Distributions paid to noncontrolling equity interests...................            (14,077)        (19,401)
                                                                                    -------------   -------------
       Net cash used in financing activities................................           (609,539)       (434,740)
                                                                                    -------------   -------------
Net (decrease) increase in cash and cash equivalents........................            (96,361)        527,016
Net effect of foreign exchange translation on cash..........................                520           2,542
Cash and cash equivalents at the beginning of the period....................            680,701         245,444
                                                                                    -------------   -------------
Cash and cash equivalents at the end of the period..........................        $   584,860     $   775,002
                                                                                    =============   =============

                            See accompanying notes.
                                       4

                                PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                   (Continued)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                      2009            2008
                                                                                 --------------   ---------------
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

   Foreign currency translation adjustment:
       Real estate facilities, net of accumulated depreciation...........        $     (2,022)    $    (96,581)
       Construction in process...........................................                   -             (956)
       Investment in real estate entities................................             (11,633)             891
       Intangible assets, net............................................                   -           (4,526)
       Loan receivable from Shurgard Europe..............................               1,862               98
       Other assets......................................................                   -           (3,699)
       Notes payable.....................................................                   -           28,912
       Accrued and other liabilities.....................................                   -            5,879
       Permanent noncontrolling equity interests in subsidiaries.........                   -            7,249
       Accumulated other comprehensive income............................              12,313           65,275

   Deconsolidation of Shurgard Europe (Note 3)
       Real estate facilities, net of accumulated depreciation...........                   -        1,693,524
       Construction in process...........................................                   -           10,886
       Investment in real estate entities................................                   -         (594,330)
       Loan receivable from Shurgard Europe..............................                   -         (618,822)
       Intangible assets, net............................................                   -           78,135
       Other assets......................................................                   -           68,486
       Notes payable.....................................................                   -         (424,995)
       Accrued and other liabilities.....................................                   -          (98,571)
       Permanent noncontrolling equity interests in subsidiaries.........                   -         (148,901)

   Real estate acquired in exchange for assumption of mortgage note......                   -         (10,250)
   Mortgage note assumed in connection with the acquisition of real
          estate.........................................................                   -          10,250

   Revaluation of notes payable:
       Notes payable.....................................................                   -             224
       Other assets......................................................                   -            (224)


                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009


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

              At June 30, 2009, we had direct and indirect equity interests in 2,010 self-storage facilities located in 38 states operating under the "Public Storage" name, and 185 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. Included in the 2,010 self-storage facilities is one facility for which we discontinued operations during the three months ended June 30, 2009 in connection with an eminent domain proceeding. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. ("PSB") under the "PS Business Parks" name.

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

2.       Summary of Significant Accounting Policies
         ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonality and other factors. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

              Certain amounts previously reported in our December 31, 2008, March 31, 2008, and June 30, 2008 financial statements have been reclassified to conform to the June 30, 2009 presentation, including discontinued operations, the grouping of the separate captions "cumulative earnings" and "cumulative distributions" into "retained earnings (deficit)" on our condensed consolidated balance sheet, as well as reclassifications required by newly implemented accounting standards described below.

              The Company has evaluated subsequent events through August 7, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission ("SEC"). As of August 7, 2009, there were no subsequent events which required recognition or disclosure.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     Adjustments due to accounting  pronouncements becoming effective January 1,
     ---------------------------------------------------------------------------
     2009
     ----

              Statement   of   Financial    Accounting    Standards   No.   160,
     "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160") and other accounting standards implemented by the Financial Accounting Standards Board and the SEC (collectively, the "Revised Minority Interest Standards") became effective January 1, 2009. As a result, we have reclassified certain equity interests previously referred to as minority interests on our balance sheet at December 31, 2008 to "permanent noncontrolling interests in subsidiaries" or "redeemable noncontrolling interests in subsidiaries." These reclassifications increased equity by $351,640,000, increased redeemable noncontrolling interests in subsidiaries by $12,777,000, and decreased minority interest by $364,417,000, as compared to the amounts previously presented as of December 31, 2008. On our condensed consolidated statement of income, income allocations to the aforementioned equity interests were reclassified from "minority interest in income", a reduction to income, to "income allocated to noncontrolling interests in subsidiaries," an allocation of net income in calculating net income allocable to our common shareholders. These adjustments increased net income $10,142,000 and $17,741,000 for the three and six months ended June 30, 2008, respectively, but had no impact upon net income allocable to our common shareholders or on earnings per common share, as compared to amounts previously presented.

              In addition,  FASB Staff  Position  No. EITF 03-6-1,  "Determining
     Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," which became effective January 1, 2009, requires the "two class" method of allocating income with respect to restricted share units to determine basic and diluted earnings per common share. Previously, restricted share units were included in weighted average diluted shares, based upon application of the treasury stock method. This change resulted in a decrease in income allocable to our common shareholders of approximately $146,000 and $1,971,000 and a decrease in diluted weighted average common shares outstanding of 335,000 and 291,000 for the three and six months ended June 30, 2008, respectively. As a result of these changes, basic and diluted earnings per common share each decreased approximately $0.01, as compared to amounts previously presented for the three and six months ended June 30, 2008, respectively.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

              Collectively, at June 30, 2009, the Company and the Consolidated Entities own a total of 2,000 real estate facilities, consisting of 1,991 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.

              At June 30, 2009, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (referred to as the "Other Investments"). At June 30, 2009, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 184 self-storage facilities in Europe with 9.8 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities in the U.S.

     Use of Estimates
     ----------------

              The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2008 and we expect to meet these tests during 2009 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations. Our taxable REIT subsidiaries are subject to regular corporate tax on their taxable income, and such corporate taxes are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income. We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of June 30, 2009, as well as the six month interim period ended June 30, 2009.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     Other Assets
     ------------

              Other assets primarily consist of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, interest receivable, and restricted cash.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of real property tax accruals, tenant prepayments of rents, accrued interest payable, losses and loss adjustment liabilities for our own exposures and estimated losses related to our tenant insurance activities, and trade payables.

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

              Due to the short period to maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

              Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents as well as accounts receivable and restricted cash which are included in other assets on our accompanying condensed consolidated balance sheets. Cash and cash equivalents and restricted cash, consisting of short-term investments, including commercial paper, are only invested in investment instruments with an investment grade rating. We have a loan receivable from Shurgard Europe. See "Loan Receivable from Shurgard Europe" below for information regarding our fair value measurement of this instrument.

              At June 30, 2009, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

              We estimate the fair value of our notes payable to be $529,532,000 at June 30, 2009, based upon discounting the future current cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics, term to maturity and other market data.

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill has an indeterminate life. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of June 30, 2009 and December 31, 2008 in our accompanying condensed consolidated balance sheets.

              We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value. No impairment of our goodwill was identified in our annual evaluation at December 31, 2008. No impairment indicators were noted as of June 30, 2009 which would have required an interim evaluation of goodwill for impairment.

     Intangible Assets
     -----------------

              We acquire finite-lived intangible assets representing primarily the estimated value of tenants in place (a "Tenant Intangible") at the date of the acquisition of each respective acquired facility. Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period. At June 30, 2009, our Tenant Intangibles have a net book value of $21,687,000 ($33,181,000 at December 31, 2008), which is net of accumulated amortization and impairment charges of $347,499,000 ($336,005,000 at December 31, 2008).

              Amortization expense of $1,032,000 and $11,722,000 was recorded for our Tenant Intangibles for the three months ended June 30, 2009 and 2008, respectively and $3,289,000 and $40,133,000 was recorded for the six months ended June 30, 2009 and 2008, respectively. Also during the three and six months ended June 30, 2009, we recorded an impairment charge of $8,205,000 in connection with an eminent domain proceeding at one of our facilities. This impairment charge is reflected under "discontinued operations" on our condensed consolidated statement of income. The estimated future amortization expense for our finite-lived intangible assets is as follows:

     2009 (remainder of)        $     2,062,000
     2010                             2,113,000
     2011                             1,590,000
     2012                             1,521,000
     2013                             1,414,000
     2014 and beyond                 12,987,000
                                -----------------
                                $    21,687,000
                                =================

              We also have an intangible asset representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement described more fully in Note 3, with a book value of $18,824,000 at June 30, 2009 and December 31, 2008. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments were noted from our evaluations in any periods presented in these accompanying condensed consolidated financial statements.

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate our real estate and Tenant Intangibles for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets. If there is

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     excess carrying value over such future undiscounted cash flows, an impairment charge is booked for the excess of carrying value over the assets' estimated fair value. Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value. No impairment was identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, other than the impairment totaling $8,205,000 described above with respect to intangible assets recorded in the three months ended June 30, 2009.

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

     Foreign Currency Exchange Translation
     -------------------------------------

              The local  currency  is the  functional  currency  for the foreign operations for which we have an interest. Assets and liabilities included on our condensed consolidated balance sheets, including our equity investment in Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings of the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.405 U.S. Dollars per Euro at June 30, 2009 (1.409 at December 31, 2008), and average exchange rates of 1.361 and 1.563 for the three months ended June 30, 2009 and 2008, respectively and 1.334 and 1.530 for the six months ended June 30, 2009 and 2008, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

     Fair Value Accounting
     ---------------------

              In 2006,  the FASB issued SFAS No. 157,  "Fair Value  Measurement"
     ("SFAS No. 157"). SFAS No. 157 expands required fair value disclosures, whenever other accounting standards require or permit fair value measurements, including the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company adopted the provisions of SFAS No. 157 on January 1, 2008 with respect to financial assets and liabilities and on January 1, 2009 with respect to non-financial assets and liabilities, which had no effect on our financial position, operating results or cash flows. See "Loan Receivable from Shurgard Europe" and "Financial Instruments", as well as "Redeemable Noncontrolling Interests in Subsidiaries" and "Other Permanent Noncontrolling Interests in Subsidiaries" in Note 7 for information regarding our fair value measurements.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     Loan Receivable from Shurgard Europe
     ------------------------------------

              As of June 30, 2009, we had a loan receivable from Shurgard Europe totaling $550,499,000 ($552,361,000 at December 31, 2008).

              The loan bears interest at a fixed rate of 7.5% per annum, and had an initial term of one year expiring March 31, 2009 which was extended by Shurgard Europe pursuant to the terms of the original note to March 31, 2010. If Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard (collectively, the "Existing European Joint Ventures"), we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)185 million ($259.9 million as of June 30, 2009). This commitment was also extended to March 31, 2010 and was originally for (euro)305 million, but was reduced as the result of refinancing one of the joint venture loans. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.

              The loan receivable from Shurgard Europe is denominated in Euros and is converted to U.S. Dollars for financial statement purposes. During each applicable period, because we expected repayment within two years of each respective balance sheet date, we have been recognizing foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar during the three and six months ended June 30, 2009 and 2008. For the three and six months ended June 30, 2009, we recorded interest income of approximately $5,797,000 and $10,974,000, respectively, related to the loan. For the three and six months ended June 30, 2008, we recorded interest income of approximately $6,319,000 related to the loan.

              The $5,797,000 in interest income for the three months ended June 30, 2009 reflects the gross amount charged to Shurgard Europe totaling $11,366,000 less our 49% pro-rata portion totaling $5,569,000 which is reflected as part of our equity in earnings of real estate entities rather than interest and other income. The $10,974,000 in interest income for the six months ended June 30, 2009 reflects the gross amount charged to Shurgard Europe totaling $21,517,000 less our 49% pro-rata portion totaling $10,543,000 which is reflected as part of our equity in earnings of real estate entities rather than interest and other income. The $6,319,000 in interest income for the three and six months ended June 30, 2008 reflects the gross amount charged to Shurgard Europe totaling $12,390,000 less our 49% pro-rata portion totaling $6,071,000 which is reflected as equity in earnings of real estate entities rather than interest and other income.

              Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk is minimal. In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor; however, due to dysfunctions in current credit markets, it is difficult to estimate a market rate. Nonetheless, based upon the estimated market rate combined with the short term to maturity, we believe the carrying value of the loan approximates fair value. The characteristics of the loan and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

     Other Comprehensive Income
     --------------------------

              We reflect other comprehensive income (loss) for our pro-rata share of currency translation adjustments related to the foreign operations for which we have an interest that is not already recognized in our net

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

              The  following   table   reflects  the  components  of  our  other
     comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended    For the Six Months Ended
                                                            June 30,                   June 30,
                                                   --------------------------  --------------------------
                                                      2009         2008           2009           2008
                                                   -----------   ------------  -----------  -------------
                                                                    (Amounts in thousands)
     Net income................................    $  205,387    $  143,955    $  358,816    $  663,896
     Other comprehensive income (loss):
        Aggregate foreign currency translation
           adjustments for the period..........        57,249          (947)       12,313        65,275
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain
           (loss) on disposition of real
           estate investments".................             -             -             -       (37,854)
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency (gain) loss"...       (33,205)            2         1,528       (40,969)
                                                   -----------   ------------  -----------  -------------
     Other comprehensive income (loss) income
           for the period......................        24,044          (945)       13,841       (13,548)
                                                   -----------   ------------  -----------  -------------
     Total comprehensive income................    $  229,431    $  143,010    $  372,657    $  650,348
                                                   ===========   ============  ===========  =============

     Discontinued Operations
     -----------------------

              We segregate all of our discontinued operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company. During the six months ended June 30, 2009, we decided to terminate our truck rental and containerized storage business units. Truck operations ceased as of March 31, 2009, and the containerized operations are being actively marketed for sale and are expected to be disposed of by December 31, 2009. As a result, we reclassified all of the historical revenues and expenses of these operations from ancillary revenues and ancillary expenses, into "discontinued operations." Included in discontinued operations is $3.5 million in expenses incurred in the six months ended June 30, 2009 related primarily to disposing of trucks used in our truck rental operations. Also included in discontinued operations for the three and six months ended June 30, 2009 is an $8.2 million impairment charge on intangible assets in connection with an eminent domain proceeding at one of our self-storage facilities.

     Net Income per Common Share
     ---------------------------

              In computing net income allocated to our common shareholders, we first allocate net income to our noncontrolling interests in subsidiaries (Note 7) and preferred shareholders to arrive at net income allocable to our common shareholders. Net income allocated to preferred shareholders or noncontrolling interests in subsidiaries includes any excess of the cash required to redeem any preferred securities in the period over the net proceeds from the original issuance of the securities (or, if securities are redeemed for less than the original issuance proceeds, income allocated to the holders of the redeemed securities is reduced).

              The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security's participation rights in undistributed earnings.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              Net income allocated to our regular common shares from continuing operations is computed by eliminating the net income or loss from discontinued operations allocable to our regular common shares, from net income allocated to our regular common shares.

              Basic net income per share, basic net income (loss) from discontinued operations per share, and basic net income from continuing operations per share are computed using the weighted average common shares outstanding. Diluted net income per share, diluted net income (loss) from discontinued operations per share, and diluted net income from continuing operations per share are computed using the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options outstanding (Note 10). Diluted net loss per share from discontinued operations does not include the impact of stock options outstanding, because including stock options would be anti-dilutive when applied to the loss on discontinued operations for each period presented.

              The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income
     (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

                                                         For the Three Months Ended    For the Six Months Ended
                                                                 June 30,                     June 30,
                                                        ----------------------------  ---------------------------
                                                           2009            2008          2009              2008
                                                        ------------  --------------  ------------   ------------
                                                                         (Amounts in thousands)

 Net income allocable to common shareholders from
 ------------------------------------------------
  continuing operations and discontinued operations:
  --------------------------------------------------

  Net income allocable to common shareholders.......... $   135,487    $    67,978    $   294,982     $   512,806
  Eliminate: Loss on Discontinued operations allocable
     to common shareholders ...........................       8,333          1,286          8,625           2,462
                                                        ------------  --------------  ------------   ------------
  Net income from continuing operations allocable to
     common shareholders............................... $   143,820    $    69,264    $   303,607     $   515,268
                                                        ============  ==============  ============   ============
Weighted average common shares and equivalents
----------------------------------------------
   outstanding:
   ------------
   Basic weighted average common shares outstanding....     168,348        168,028        168,330         168,307
   Net effect of dilutive stock options - based on
     treasury stock method using average market price .         180            451            171             424
                                                        ------------  --------------  ------------   ------------
   Diluted weighted average common shares outstanding..     168,528        168,479        168,501         168,731
                                                        ============  ==============  ============   ============

     Recent Accounting Pronouncements and Guidance
     ---------------------------------------------

     Codification and Hierarchy of GAAP
     ----------------------------------

              In June 2009, the Financial Accounting Standards Board (the "FASB") issued SFAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No 162." SFAS 168 established the effective date for use of the FASB codification for interim and annual periods ending after September 15, 2009. Companies should account for the adoption of the guidance on a prospective basis. We do not anticipate the adoption of SFAS 168 will have a material impact on our financial statements. We will update our disclosures for the appropriate FASB codification references after adoption, in the third quarter of 2009.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     Accounting for Transfers of Financial Assets
     --------------------------------------------

              In June 2009, the FASB also issued SFAS 167 "Amendments to FASB Interpretation No. 46", and SFAS 166 "Accounting for Transfers of Financial Assets - an Amendment of FASB Statement No. 140." SFAS 167 amends the existing guidance around FIN 46(R), to address the elimination of the concept of a qualifying special purpose entity. Also, it replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides for additional disclosures about an enterprise's involvement with a variable interest entity. SFAS 166 amends SFAS 140 to eliminate the concept of a qualifying special purpose entity, amends the derecognition criteria for a transfer to be accounted for as a sale under SFAS 140, and will require additional disclosure over transfers accounted for as a sale. The effective date for both pronouncements is for the first fiscal year beginning after November 15, 2009, and will require retrospective application. We are still assessing the potential impact of adopting these two statements.

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

              The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the line-item "gain (loss) on disposition of real estate investments" in our condensed consolidated statement of income for the six months ended June 30, 2008.

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for the three months ended March 31, 2008. Commencing with the quarter beginning April 1, 2008, our pro rata share of operations of Shurgard Europe is reflected on our condensed consolidated statement of income under equity in earnings of real estate entities.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

4.   Real Estate Facilities
     ----------------------

              Activity in real estate facilities is as follows:

                                                                Six Months Ended
                                                                  June 30, 2009
                                                                ----------------
                                                                   (Amounts in
                                                                    thousands)
Operating facilities, at cost:
  Beginning balance.......................................        $ 10,207,022
  Capital improvements....................................              32,575
  Newly developed facilities opened for operations........              13,570
  Disposition of real estate facilities...................              (5,365)
  Impact of foreign exchange rate changes.................               2,851
                                                                ----------------
  Ending balance..........................................          10,250,653
                                                                ----------------
Accumulated depreciation:
  Beginning balance.......................................          (2,405,473)
  Depreciation expense....................................            (163,920)
  Disposition of real estate facilities...................               2,007
  Impact of foreign exchange rate changes.................                (829)
                                                                ----------------
  Ending balance..........................................          (2,568,215)
                                                                ----------------
Construction in process:
   Beginning balance......................................              20,340
   Current development (includes $347 in capitalized interest
     for the six months ended June 30, 2009)..............               5,933
   Newly developed facilities opened for operation........             (13,570)
                                                                ----------------
   Ending balance.........................................              12,703
                                                                ----------------
 Total real estate facilities at June 30, 2009............        $  7,695,141
                                                                ================

              During the six months ended June 30, 2009, we completed various expansion projects with total costs of $13,570,000. We also sold an existing real estate facility as well as a portion of certain real estate facilities during the six months ended June 30, 2009, primarily in connection with condemnation proceedings, for aggregate proceeds totaling $10,261,000. We recorded an aggregate gain of approximately $6,903,000, of which $4,181,000 is included in discontinued operations and $2,722,000 is included in "gain (loss) on disposition of real estate investments."

              Construction in process at June 30, 2009 includes the development costs relating to various expansions to existing self-storage facilities.

5.   Investments in Real Estate Entities
     -----------------------------------

              During the three and six months ended June 30, 2009, we recognized earnings from our investments in real estate entities of $7,398,000, and $30,209,000, respectively, and received cash distributions from such investments, totaling $11,889,000, and $23,708,000, respectively. During the three and six months ended June 30, 2008, we recognized earnings from our investments in real estate entities of $4,632,000, and $7,361,000, respectively, and received cash distributions from such investments, totaling $12,656,000, and $19,149,000, respectively. Included in earnings recognized for the six months ended June 30, 2009 is $16,284,000, representing our share of the earnings allocated from PSB's preferred shareholders, as a result of PSB's repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              During the six months ended June 30, 2009 and 2008, in addition to the impact of earnings recognized and cash distributions received, our investments in real estate entities increased by $11,633,000 and decreased by $891,000, respectively, due to foreign currency translation adjustments.

              The following table sets forth our investments in the real estate entities at June 30, 2009 and December 31, 2008, and our equity in earnings of real estate entities for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):



                                       Investments in Real Estate
                                               Entities at
                                      --------------------------------
                                        June 30,       December 31,
                                          2009             2008
                                      ---------------  ---------------
     PSB............................    $   280,120       $   265,650
     Shurgard Europe................        268,478           264,145
     Other Investments..............         14,134            14,803
                                      ---------------  ---------------
         Total......................    $   562,732       $   544,598
                                      ===============  ===============


                                       Equity in Earnings of Real    Equity in Earnings of Real
                                         Estate Entities for the       Estate Entities for the
                                       Three Months Ended June 30,    Six Months Ended June 30,
                                       ---------------------------  ---------------------------
                                          2009          2008            2009         2008
                                       ------------  -------------  -----------  --------------
     PSB............................    $    5,201    $   2,847     $  25,667     $   5,192
     Shurgard Europe................         1,709        1,457         3,608         1,457
     Other Investments..............           488          328           934           712
                                       ------------  -------------  -----------  --------------
         Total......................    $    7,398    $   4,632     $  30,209     $   7,361
                                       ============  =============  ===========  ==============


     INVESTMENT IN PSB
     -----------------

              PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). At June 30, 2009, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space and manages certain of our commercial space.

              We have a 46% common equity interest in PSB as of June 30, 2009 and December 31, 2008, comprised of our ownership of 5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at June 30, 2009 ($48.44 per share of PSB common stock), the shares and units had a market value of approximately $616.3 million as compared to a book value of $280.1 million.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                       2009            2008
                                                   --------------  -------------
                                                       (Amounts in thousands)
 For the six months ended June 30,
 --------------------------------
   Total revenue..................................  $   138,073     $  140,929
   Costs of operations and general and
     administrative expense.......................      (47,818)       (48,560)
   Depreciation and amortization..................      (43,803)       (50,567)
   Other items....................................          (76)        (1,373)
                                                   --------------  -------------
     Net income...................................  $    46,376     $   40,429
                                                   ==============  =============


                                                    At June 30,  At December 31,
                                                        2009          2008
                                                   --------------  -------------
                                                       (Amounts in thousands)

   Total assets (primarily real estate)...........  $  1,400,457    $ 1,469,323
   Debt and other liabilities.....................       102,312        105,736
   Equity.........................................     1,298,145      1,363,587

     INVESTMENT IN SHURGARD EUROPE
     -----------------------------

              At June 30, 2009 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3).

              For the three and six months ended June 30, 2009, we recorded an aggregate of $1,709,000 and $3,608,000, respectively, in equity in earnings of real estate entities with respect to our investment in Shurgard Europe. For the three and six months ended June 30, 2008, we recorded an aggregate of $1,457,000 in equity in earnings of real estate entities with respect to our investment in Shurgard Europe. During the six months ended June 30, 2009 and 2008, our investment in Shurgard Europe increased by approximately $11,633,000 and decreased by $891,000, respectively, due to the impact of changes in foreign currency exchange rates, primarily between the Euro and the U.S. Dollar.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

                                                            For the Three Months Ended            For the Six Months Ended
                                                                     June 30,                            June 30,
                                                         ----------------------------------   --------------------------------
                                                             2009               2008                2009            2008
                                                         ---------------    ---------------   ---------------   --------------
                                                                               (Amounts in thousands)

   Self-storage and ancillary revenues..................  $     53,613       $     63,386      $    104,657      $   123,021
   Interest and other income (expense)..................            64                (75)              193              356
   Self-storage and ancillary cost of operations........       (25,461)           (27,499)          (49,383)         (53,563)
   Trademark license fee payable to Public Storage......          (384)              (418)             (746)          (1,060)
   Depreciation and amortization........................       (17,376)           (25,604)          (34,812)         (47,475)
   General and administrative...........................        (3,364)            (2,390)           (5,082)          (7,034)
   Interest expense on third party debt ................        (4,198)            (7,235)           (8,423)         (14,127)
   Interest expense on loan payable to Public Storage...       (11,366)           (12,390)          (21,517)         (22,798)
   Income (expenses) from foreign currency exchange ....           972                763               385              655
   Discontinued operations..............................             -                 (8)                8              (20)
                                                         ---------------    ---------------   ---------------   --------------
     Net loss (a).......................................  $     (7,500)      $    (11,470)     $    (14,720)     $   (22,045)
                                                         ===============    ===============   ===============   ==============

     (a) Approximately $764,000 in net income and $1,636,000 in net loss was allocated to permanent noncontrolling equity interests in subsidiaries for the three months ended June 30, 2009 and 2008, respectively, of which $2,858,000 and $3,448,000, respectively, represented depreciation and amortization expense. During the six months ended June 30, 2009 and 2008, approximately $178,000 in net income and $3,778,000 in net loss, respectively, was allocated to permanent noncontrolling equity interests in subsidiaries, of which $5,597,000 and $6,632,000, respectively, represented depreciation and amortization expense.


                                                    At June 30,  At December 31,
                                                       2009            2008
                                                    -----------  ---------------
                                                       (Amounts in thousands)

   Total assets (primarily self-storage
    facilities)................................... $ 1,610,400    $ 1,615,370
   Total debt to third parties....................     335,033        362,352
   Total debt to Public Storage...................     550,499        552,361
   Other liabilities..............................      78,827         82,247
   Equity.........................................     646,041        618,410

              Our equity in earnings of Shurgard Europe for the three and six months ended June 30, 2009 and the six months ended June 30, 2008 totaling $1,709,000, $3,608,000 and $1,457,000, respectively, are comprised of (i)
     losses of $4,049,000, $7,300,000 and $4,819,000, respectively, representing our 49% pro-rata share of Shurgard Europe's net loss for the respective periods and (ii) income of $5,758,000, $10,908,000, and $6,276,000, respectively, representing our 49% pro-rata share of the interest income and trademark license fees received from Shurgard Europe for the respective periods (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

     OTHER INVESTMENTS
     -----------------

              At June 30, 2009, other investments include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the 19 facilities that we have an interest in at June 30, 2009:

                                              2009              2008
                                          ------------    --------------
                                                 (Amounts in thousands)
 For the six months ended June 30,
 --------------------------------
 Total revenue........................    $    8,266      $      8,439
 Cost of operations and other expenses        (3,310)           (3,320)
 Depreciation and amortization........          (966)           (1,076)
                                         ------------    --------------
     Net income.......................    $    3,990      $      4,043
                                         ============    ==============

                                           At June 30,     At December 31,
                                               2009             2008
                                          ------------    --------------
                                                 (Amounts in thousands)

 Total assets (primarily self-storage
     facilities)......................     $   37,926        $   40,168
 Total accrued and other liabilities..          1,047               888
 Total Partners' equity...............         36,879            39,280

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

6.   Notes Payable and Line of Credit
     --------------------------------

              The carrying amounts of our notes payable at June 30, 2009 and December 31, 2008 consist of the following (dollar amounts in thousands):


                                                                           June 30,       December 31,
                                                                             2009             2008
                                                                        --------------   --------------
                                                                             (Amounts in thousands)

     Unsecured Notes Payable:
     5.875% effective and stated note rate, interest only and payable
        semi-annually, matures in March 2013...........................  $    186,460     $    200,000
     5.73% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying
        amount includes $2,856 of unamortized premium at June 30,
        2009 and $7,433 at December 31, 2008) .........................       106,173          207,433

     Secured Notes Payable:

     5.47% average effective rate fixed rate mortgage notes payable, secured by 90 real estate facilities with a net book value of
        $567,582 at June 30, 2009 and stated note rates between 4.95%
        and 8.75%, maturing at varying dates between July 2009 and
        August 2015 (carrying amount includes $4,809 of unamortized
        premium at June 30, 2009 and $5,634 at December 31, 2008) .....       231,807          236,378
                                                                        --------------   --------------
            Total notes payable........................................  $    524,440     $    643,811
                                                                        ==============   ==============

              When assumed in connection with property or other acquisitions, notes payable are recorded at their respective estimated fair values upon acquisition. Any initial premium or discount, representing the difference between the stated note rate and estimated fair value on the respective date of assumption, is amortized over the remaining term of the notes using the effective interest method. Fair values are determined based upon discounting the future cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics, term to maturity, and other market data which represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in SFAS No. 157.

              At June 30, 2009, we have a revolving credit agreement (the "Credit Agreement") which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2009). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2009). We had no outstanding borrowings on our Credit Agreement at June 30, 2009 or at August 7, 2009. At June 30, 2009, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $20,000,000 ($17,736,000 at December 31, 2008).

              On February 12, 2009, we acquired $110,223,000 face amount ($113,736,000 book value) of our existing unsecured notes pursuant to a

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     tender offer for an aggregate of $109,622,000 in cash (including costs associated with the tender of $414,000) plus accrued interest. In connection with this transaction, we recognized a gain of $4,114,000 for the six months ended June 30, 2009, representing the difference between the book value of $113,736,000 and the retirement amount paid plus tender offer costs.

              Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at June 30, 2009.

              At June 30, 2009, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                     Unsecured    Mortgage Notes
                                   Notes Payable      Payable        Total
                                  --------------  -------------- -----------
    2009........................    $      909    $    4,559     $    5,468
    2010........................         1,900        11,037         12,937
    2011........................       103,364        27,819        131,183
    2012........................             -        55,575         55,575
    2013........................       186,460        64,961        251,421
    Thereafter..................             -        67,856         67,856
                                 --------------  -------------- -----------
                                    $  292,633    $  231,807     $  524,440
                                 ==============  ============== ===========
    Weighted average effective
       rate                              5.8%          5.5%          5.7%
                                 ==============  ============== ===========

              We incurred interest expense  (including  interest  capitalized as real estate totaling $347,000 and $1,182,000, respectively for the six months ended June 30, 2009 and 2008) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $15,763,000 and $27,270,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts were comprised of $17,652,000 and $29,704,000 in cash paid for the six months ended June 30, 2009 and 2008, respectively, less $1,889,000 and $2,434,000 in amortization of premium, respectively.

7.   Noncontrolling Interests in Subsidiaries
     ----------------------------------------

              In  consolidation,  we  classify  ownership  interests  in the net assets of each of the Consolidated Entities, other than our own, as "noncontrolling interests in subsidiaries." If these interests have the ability to require us, except in the circumstances of an entity liquidation, to redeem the underlying securities for cash, assets, or other securities that would not also be classified as equity, then such interests are presented on our balance sheet outside of equity. At the end of each reporting period, if the book value is less than the estimated amount to be paid upon a redemption occurring on the related balance sheet date, with the offset against retained earnings. All other noncontrolling interests in subsidiaries are presented as a component of equity, "permanent noncontrolling interests in subsidiaries."

              Redeemable Noncontrolling Interests in Subsidiaries
              ---------------------------------------------------

              At June 30, 2009, the Other Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     aggregate 14 self-storage facilities. At December 31, 2008, these interests were increased and retained earnings (deficit) was decreased by a total of $6,469,000 in connection with the implementation of SFAS No. 160, to adjust to their estimated liquidation value (which approximates fair value). We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

              In 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the "PS Officers"), other than our chief executive officer. For periods commencing from the sale of the interest through March 31, 2008, the PS Officers' were allocated their pro rata share of the earnings of Shurgard Europe, and this was included in "Other Redeemable noncontrolling interests in subsidiaries." As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, noncontrolling interests in subsidiaries with respect to the PS Officers' investment was eliminated. See Note 5 under "Investment in Shurgard Europe" for further historical information regarding Shurgard Europe.

              During the three and six months ended June 30, 2009, we allocated a total of $244,000 and $506,000, respectively, in income to these interests. During the same periods in 2008, we allocated a total of $274,000 and $513,000, respectively, of income to these interests. During the six months ended June 30, 2009, these interests were increased by $255,000 to adjust to their estimated liquidation value (which approximates fair value). During the six months ended June 30, 2009 and 2008, we paid distributions to these interests totaling $666,000 and $645,000, respectively.

     Permanent Noncontrolling Interests in Subsidiaries
     --------------------------------------------------

              At June 30, 2009, the Other Permanent Noncontrolling Interests in Subsidiaries represent equity interests in 28 entities that own an aggregate of 94 self-storage facilities (the "Other Permanent
     Noncontrolling Interests in Subsidiaries") and our various preferred partnership units (the "Preferred Partnership Interests"). These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash or other assets, or other securities that would not also be classified as equity.

              Preferred Partnership Interests
              -------------------------------

              At December 31, 2008, our preferred partnership units outstanding were comprised of 8,000,000 units of our 6.400% Series NN ($200,000,000 carrying amount, redeemable March 17, 2010), 1,000,000 units of our 6.250% Series Z ($25,000,000 carrying amount, redeemable October 12, 2009), and 4,000,000 units of our 7.250% Series J ($100,000,000 carrying amount, redeemable May 9, 2011) preferred partnership units.

              In March 2009, we acquired all of the 6.40% Series NN preferred partnership units from a third party ($200.0 million carrying amount) for approximately $128.0 million, plus accrued and unpaid distributions from December 31, 2008 through the closing date. This transaction resulted in an increase in paid-in capital of approximately $72.0 million for the six months ended June 30, 2009, based upon the excess of the carrying amount over the amount paid.

              Also in March 2009, we acquired all of the 6.25% Series Z preferred partnership units from a third party ($25.0 million carrying amount) for $25.0 million. This resulted in no increase in income allocated to the common shareholders as they were acquired at par.

              At June 30, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011). Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.

              During the three and six months ended June 30, 2009, we allocated a total of $1,813,000 and $5,830,000, respectively, in income to these interests based upon distributions paid. During the same periods in 2008, we allocated a total of $5,403,000 and $10,806,000, respectively, in income to these interests based upon distributions paid.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              In addition, during the six months ended June 30, 2009, we allocated $72,000,000 in income from these interests in determining net income allocable to Public Storage shareholders based upon our redemption of certain of the preferred partnership units for a cash payment that was $72,000,000 less than the related book value.

              Other Permanent Noncontrolling Interests in Subsidiaries
              --------------------------------------------------------

              At June 30, 2009, the Other Permanent  Noncontrolling Interests in
     Subsidiaries   represent  equity   interests  in  28  entities   (generally
     partnerships) that own in aggregate 94 self-storage facilities.

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

              During the three and six months ended June 30, 2009, we allocated a total of $4,158,000 and $8,306,000, respectively, in income to these interests. During the same periods in 2008, we allocated a total of $4,465,000 and $6,422,000, respectively, of income to these interests. During the six months ended June 30, 2009 and 2008, we paid distributions to these interests totaling $7,581,000 and $7,950,000, respectively.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

8.   Public Storage Shareholders' Equity
     -----------------------------------

              Cumulative Preferred Shares
              ---------------------------

            At June 30, 2009 and December 31, 2008, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:


                                                             At June 30, 2009             At December 31, 2008
                           Earliest                     ---------------------------    --------------------------
                          Redemption      Dividend        Shares       Liquidation       Shares       Liquidation
       Series                Date           Rate        Outstanding    Preference      Outstanding     Preference
--------------------    -------------    -----------    -----------    ------------    ------------   -----------
                                                                      (Dollar amounts in thousands)
Series V                   9/30/07            7.500%         6,200     $  155,000           6,900     $  172,500
Series W                   10/6/08            6.500%         5,300        132,500           5,300        132,500
Series X                  11/13/08            6.450%         4,800        120,000           4,800        120,000
Series Y                    1/2/09            6.850%       750,900         18,772         750,900         18,772
Series Z                    3/5/09            6.250%         4,500        112,500           4,500        112,500
Series A                   3/31/09            6.125%         4,600        115,000           4,600        115,000
Series B                   6/30/09            7.125%         4,350        108,750           4,350        108,750
Series C                   9/13/09            6.600%         4,425        110,625           4,600        115,000
Series D                   2/28/10            6.180%         5,400        135,000           5,400        135,000
Series E                   4/27/10            6.750%         5,650        141,250           5,650        141,250
Series F                   8/23/10            6.450%         9,893        247,325          10,000        250,000
Series G                  12/12/10            7.000%         4,000        100,000           4,000        100,000
Series H                   1/19/11            6.950%         4,200        105,000           4,200        105,000
Series I                    5/3/11            7.250%        20,700        517,500          20,700        517,500
Series K                    8/8/11            7.250%        16,990        424,756          16,990        424,756
Series L                  10/20/11            6.750%         8,267        206,665           8,267        206,665
Series M                    1/9/12            6.625%        19,065        476,634          19,065        476,634
Series N                    7/2/12            7.000%         6,900        172,500           6,900        172,500
                                                        -----------    ------------    ------------   -----------
     Total Cumulative Preferred Shares                     886,140     $3,399,777         887,122     $3,424,327
                                                        ===========    ============    ============   ===========

              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured. At June 30, 2009, there were no dividends in arrears.

              Except under certain conditions relating to the Company's qualification as a REIT, the Cumulative Preferred Shares are not redeemable prior the dates indicated on the table above. On or after the respective dates, each of the series of Cumulative Preferred Shares will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share as the case may be), plus accrued and unpaid dividends. Holders of the Cumulative Preferred Shares do not have the right to require the Company to redeem such shares.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

              During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V
     - 700,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13,230,000, Series C - 175,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2,695,000 and Series F - 107,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1,610,000. The carrying value of the shares repurchased totaled $23.8 million ($24.6 million liquidation preference less $0.8 million of original issuance costs), and exceeded the aggregate repurchase cost of $17.5 million by approximately $6.2 million. For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $6.2 million for the six months ended June 30, 2009.

     Common Shares
     -------------

              Common Shares
              -------------

              During the six months ended June 30, 2009, we issued 75,971 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 25,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, such authorization was increased to 35,000,000 common shares. During the six months ended June 30, 2009, we did not repurchase any of our common shares. Through June 30, 2009, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

              Equity Shares, Series A
              -----------------------

              At June 30,  2009 and  December  31,  2008,  we had  8,377,193  of
     depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A. The Equity Shares, Series A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders. During the six months ended June 30, 2009 and 2008, we paid quarterly distributions to the holders of the Equity Shares, Series A of $0.6125 per share for each of the quarters ended March 31 and June 30.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

              Equity Shares, Series AAA
              -------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Shares, Series AAA ("Equity Shares AAA") to a newly formed joint venture. The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders. During the six months ended June 30, 2009 and 2008, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30. For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation.

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Common share dividends totaled $92.9 million ($0.55 per share) and $92.8 million ($0.55 per share), for the three months ended June 30, 2009 and 2008, respectively, and $185.8 million ($1.10 per share) and $185.6 million ($1.10 per share), for the six months ended June 30, 2009 and 2008, respectively. Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) and $5.3 million ($0.6125 per share), for the three months ended June 30, 2009 and 2008, respectively, and totaled $10.3 million ($1.225 per share) and $10.7 million ($1.225 per share), for the six months ended June 30, 2009 and 2008, respectively. Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,399,777,000 at June 30, 2009 ($3,424,327,000 at December 31,
     2008) and dividends aggregating $58.1 million and $60.3 million for the three months ended June 30, 2009 and 2008, respectively, and $116.2 million and $120.7 million for the six months ended June 30, 2009 and 2008, respectively.

9.   Related Party Transactions
     --------------------------

              Mr. Hughes, Public Storage's Chairman of the Board of Trustees, and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 51 self-storage facilities in Canada using the "Public Storage" brand name ("PS Canada") pursuant to a royalty-free trademark license agreement with Public Storage. We currently do not own any interests in these facilities nor do we own any facilities in Canada.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

     The Hughes Family owns approximately 20% of our common shares outstanding at June 30, 2009. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 51 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the six months ended June 30, 2009 and 2008, we received $390,000 and $441,000, respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

              Public Storage and Mr. Hughes are co-general partners in certain consolidated partnerships and affiliated partnerships of Public Storage that are not consolidated. The Hughes Family owns 47.9% of the voting stock and Public Storage holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT. The private REIT owns limited partnership interests in five affiliated partnerships. The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB. PS Canada holds approximately a 1.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, Public Storage and certain affiliates of Public Storage, for occurrences prior to April 1, 2004 as described below. Public Storage and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

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

              For the three and six months ended June 30, 2009, we recorded $900,000 and $1,500,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $951,000 and $1,367,000 for the same periods in 2008.

              A total of 1,485,000 stock options were granted during the six months ended June 30, 2009, 19,619 shares were exercised, and 79,000 shares were forfeited. A total of 3,783,713 stock options were outstanding at June 30, 2009 (2,397,332 at December 31, 2008).

              Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

              During the six months ended June 30, 2009, 99,050 restricted share units were granted, 42,022 restricted share units were forfeited and 90,633 restricted share units vested. This vesting resulted in the issuance of 56,352 common shares. In addition, cash compensation was paid to employees in lieu of 34,281 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At June 30, 2009, approximately 596,607 restricted share units were outstanding (630,212 at December 31, 2008). A total of $2,580,000 and $4,593,000 in restricted share expense was recorded for the three and six months ended June 30, 2009, respectively, as compared to $2,533,000 and $4,891,000 for the same periods in 2008. Restricted share expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

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

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

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

              Measurement of Segment Income (Loss) and Segment Assets -
              ---------------------------------------------------------
              Shurgard Europe
              ---------------

              Shurgard Europe's operations are primarily independent of our other segments, with a separate management team that makes the financing, capital allocation, and other significant decisions. As a result, this segment is evaluated by management as a stand-alone business unit. The Shurgard Europe segment presentation includes all of the revenues, expenses, and operations of this business unit to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, the presentation below includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At June 30, 2009, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $268.5 million ($264.1 million at December 31, 2008) and a loan receivable from Shurgard Europe totaling (euro)391.9 million ($550.5 million) ($552.4 million at December 31, 2008).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009


For the three months ended June 30, 2009

                                                                                                     Other Items Not
                                                                       Shurgard                        Allocated to         Total
                                                     Self-Storage       Europe        Ancillary         Segments       Consolidated
                                                    ---------------  ------------    -------------   ---------------   -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $   371,630     $        -      $         -      $        -      $  371,630
   Ancillary operations..........................               -              -           28,106               -          28,106
   Interest and other income.....................               -          5,993                -           1,523           7,516
                                                    ---------------  ------------    -------------   ---------------   -------------
                                                          371,630          5,993           28,106           1,523         407,252
                                                    ---------------  ------------    -------------   ---------------   -------------

Expenses:
  Cost of operations:
      Self-storage facilities....................         124,478              -                -               -         124,478
      Ancillary operations.......................               -              -           10,374               -          10,374
  Depreciation and amortization..................          83,124              -              672               -          83,796
  General and administrative.....................               -              -                -           8,199           8,199
  Interest expense...............................               -              -                -           7,288           7,288
                                                    ---------------  ------------    -------------   ---------------   -------------
                                                          207,602              -           11,046          15,487         234,135
                                                    ---------------  ------------    -------------   ---------------   -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities
   and foreign currency exchange gain............         164,028          5,993           17,060         (13,964)        173,117

Equity in earnings of real estate entities.......             488          1,709            5,201               -           7,398
Foreign currency exchange gain...................               -         33,205                -               -          33,205
                                                    ---------------  ------------    -------------   ---------------   -------------
Income (loss) from continuing operations.........         164,516         40,907           22,261         (13,964)        213,720
Discontinued operations..........................               -              -                -          (8,333)         (8,333)
                                                    ---------------  ------------    -------------   ---------------   -------------
Net income (loss)................................     $   164,516     $   40,907      $    22,261      $  (22,297)     $  205,387
                                                    ===============  ============    =============   ===============   =============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009


For the three months ended June 30, 2008

                                                                                                    Other Items Not
                                                                      Shurgard                       Allocated to         Total
                                                     Self-Storage      Europe        Ancillary         Segments        Consolidated
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                                                 (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $  380,770     $        -      $        -      $        -      $    380,770
   Ancillary operations..........................              -              -          26,710               -            26,710
   Interest and other income.....................              -          6,532               -           4,482            11,014
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                         380,770          6,532          26,710           4,482           418,494
                                                    --------------  -------------   ------------    ---------------  ---------------
Expenses:
  Cost of operations:
      Self-storage facilities....................        128,124              -               -               -           128,124
      Ancillary operations.......................              -              -          12,064               -            12,064
  Depreciation and amortization..................         94,177              -             652               -            94,829
  General and administrative.....................              -         25,400               -           7,773            33,173
  Interest expense...............................              -              -               -           9,601             9,601
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                         222,301         25,400          12,716          17,374           277,791
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, loss
   on disposition of other real estate investments
   and foreign currency exchange loss............        158,469        (18,868)         13,994         (12,892)          140,703

Equity in earnings of real estate entities.......            328          1,457           2,847               -             4,632
Loss on disposition of other real estate
   investments...................................              -              -               -             (92)              (92)
Foreign currency exchange loss...................              -             (2)              -               -                (2)
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations.........        158,797        (17,413)         16,841         (12,984)          145,241
Discontinued operations..........................              -              -               -          (1,286)           (1,286)
                                                    --------------  -------------   ------------    ---------------  ---------------
Net income (loss)................................     $  158,797     $  (17,413)     $   16,841      $  (14,270)     $    143,955
                                                    ==============  =============   ============    ===============  ===============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009


For the six months ended June 30, 2009

                                                                                                    Other Items Not
                                                                      Shurgard                       Allocated to         Total
                                                     Self-Storage      Europe        Ancillary         Segments        Consolidated
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                                               (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $    742,869    $        -      $       -      $        -      $   742,869
   Ancillary operations..........................                -             -         53,941               -           53,941
   Interest and other income.....................                -        11,354              -           3,795           15,149
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                           742,869        11,354         53,941           3,795          811,959
                                                    --------------  -------------   ------------    ---------------  ---------------
Expenses:
  Cost of operations:
      Self-storage facilities....................          257,952             -              -               -          257,952
      Ancillary operations.......................                -             -         20,027               -           20,027
  Depreciation and amortization..................          167,110             -          1,652               -          168,762
  General and administrative.....................                -             -              -          17,878           17,878
  Interest expense...............................                -             -              -          15,416           15,416
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                           425,062             -         21,679          33,294          480,035
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of other real estate investments, gain
   on early retirement of debt and foreign currency
   exchange loss.................................          317,807        11,354         32,262         (29,499)         331,924

Equity in earnings of real estate entities.......              934         3,608         25,667               -           30,209
Gain on disposition of other real estate
   investments...................................                -             -              -           2,722            2,722
Gain on early retirement debt....................                -             -              -           4,114            4,114
Foreign currency exchange loss...................                -        (1,528)             -               -           (1,528)
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations.........          318,741        13,434         57,929         (22,663)         367,441
Discontinued operations..........................                -             -              -          (8,625)          (8,625)
                                                    --------------  -------------   ------------    ---------------  ---------------
Net income (loss)................................     $    318,741    $   13,434      $  57,929      $  (31,288)     $   358,816
                                                    ==============  =============   ============    ===============  ===============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009


For the six months ended June 30, 2008

                                                                                                    Other Items Not
                                                                      Shurgard                       Allocated to         Total
                                                     Self-Storage      Europe        Ancillary         Segments        Consolidated
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                                                 (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $  750,321     $    54,722      $        -      $        -      $   805,043
   Ancillary operations..........................              -           4,913          51,834               -           56,747
   Interest and other income.....................              -           6,532               -           7,326           13,858
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                         750,321          66,167          51,834           7,326          875,648
                                                    --------------  -------------   ------------    ---------------  ---------------
Expenses:
  Cost of operations:
      Self-storage facilities....................        260,125          24,654               -               -          284,779
      Ancillary operations.......................              -           1,409          21,959               -           23,368
  Depreciation and amortization..................        193,604          21,871           1,594               -          217,069
  General and administrative.....................              -          30,044               -          18,045           48,089
  Interest expense...............................              -           6,892               -          19,196           26,088
                                                    --------------  -------------   ------------    ---------------  ---------------
                                                         453,729          84,870          23,553          37,241          599,393
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities, gain
   on disposition of real estate investments and
   foreign currency exchange gain................        296,592         (18,703)         28,281         (29,915)         276,255

Equity in earnings of real estate entities.......            712           1,457           5,192               -            7,361
Gain on disposition of real estate investments...              -         341,865               -             (92)         341,773
Foreign currency exchange gain...................              -          40,969               -               -           40,969
                                                    --------------  -------------   ------------    ---------------  ---------------
Income (loss) from continuing operations.........        297,304         365,588          33,473         (30,007)         666,358
Discontinued operations..........................              -               -               -          (2,462)          (2,462)
                                                    --------------  -------------   ------------    ---------------  ---------------
Net income (loss)................................     $  297,304     $   365,588      $   33,473      $  (32,469)     $   663,896
                                                    ==============  =============   ============    ===============  ===============

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

12.      Commitments and Contingencies
         -----------------------------

         Legal Matters
         -------------

         Brinkley v. Public  Storage,  Inc.  (filed April 2005)
         ------------------------------------------------------
         (Superior  Court of  California - Los Angeles County)
         -----------------------------------------------------

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

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000. At June 30, 2009, there were approximately 612,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.4 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurance can be given that this activity can continue to be conducted in any given jurisdiction.

                                PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009

         Operating Lease Obligations
         ---------------------------

              We lease land, equipment and office space under various operating leases. At June 30, 2009, the future minimum rental payments required under our operating leases for the years ending December 31, are as follows (amounts in thousands):

     2009......................................    $    3,497
     2010......................................         5,858
     2011......................................         5,315
     2012......................................         5,321
     2013......................................         5,201
     Thereafter................................        74,492
                                                   -----------
                                                   $   99,684
                                                   ===========

              Expenses under operating leases were approximately $1.3 million and $2.7 million for the three and six months ended June 30, 2009, respectively, as compared to $1.3 million and $2.6 million for the same periods in 2008.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

     FORWARD LOOKING STATEMENTS: This document contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. Risk that could impact our performance and results include, but are not limited to, those described in Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K and in this Form 10-Q, in our other filings with the Securities and Exchange Commission, and the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, including property tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions;

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

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters and real estate investment trusts ("REITs"), and risks related to the impact of new laws and regulations;

     o risks associated with a possible failure by us to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

     o disruptions or shutdowns of our automated processes and systems or breaches of our data security;

     o    difficulties in raising capital at a reasonable cost;

     o    fill-up of our newly developed properties; and

     o    economic uncertainty due to the impact of war or terrorism.

     Our forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update, revise or supplement publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. The notes to our June 30, 2009 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

     Management  believes the following are critical  accounting  policies,  the application of which has a material impact on the Company's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

     QUALIFICATION AS A REIT - INCOME TAX EXPENSE: We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws. We also believe that Shurgard, prior to merging with us, qualified as a REIT. A REIT generally does not pay corporate level federal income taxes on its REIT taxable income that is distributed to its shareholders, and accordingly, we do not pay federal income tax on the share of our REIT taxable income that is distributed to our shareholders.

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

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, of which we are aware, are described in Note 12 to our June 30, 2009 condensed consolidated financial statements.

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

     We currently  operate within three reportable  segments:  (i) self-storage,
(ii) Shurgard Europe and (iii) ancillary. The self-storage segment comprises the direct and indirect ownership, development, and operation of storage facilities in the U.S. Our Shurgard Europe segment comprises our equity interest in the self-storage and associated activities in seven countries in Western Europe. Our ancillary segment represents all of our other activities, which are reported as a group, including (i) commercial property operations, directly and through our 46% ownership interest in PS Business Parks, Inc. ("PSB"), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol "PSB" (as of June 30, 2009, PSB owned and operated 19.6 million rentable square feet of commercial space), (ii) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (iii) merchandise sales at our self-storage facilities and (iv) management of self-storage facilities owned by third-party owners and domestic facilities owned by the affiliated entities that are not consolidated.

     During the three months ended March 31, 2009, we decided to terminate our containerized storage and truck rental operations, each of which had previously been classified in our ancillary segment. Accordingly, the results of operations for these operations have been included in discontinued operations on our condensed consolidated statements of income. Our self-storage facilities in the U.S. comprise approximately 91% of our operating revenue for each of the three and six months ended June 30, 2009, and represent the primary driver of growth in our net income and cash flows from operations. In addition, much of our ancillary revenues are derived at our self-storage facility locations, either from our existing self-storage customer base or from the customer traffic within our self-storage facilities. Accordingly, a large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses in our self-storage facilities.

     The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in both the U.S. and Europe has softened and, as a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenues in each of our operating segments.

     An important determinant of our long-term growth is the expansion of our asset base and deployment of capital. Acquisitions of self-storage facilities have been minimal over the past year as we continue to monitor seller expectations and wait for better opportunities that may come about as certain local developers, who raised capital through the issuance of debt, endeavor to refinance such debt in the near-term, but face the current tight credit markets as well as pressure on operating cash flow due to the current difficult operating environment. There can be no assurance that such opportunities may arise either in the short or long-term.

     While historically we have developed real estate facilities, our current development of real estate facilities has been minimized due to the existing recession and our belief that our capital can be more effectively put to use in other ways.

     We currently have $584.9 million in cash and cash equivalents on hand at June 30, 2009, and continue to monitor the appropriate and most effective way to deploy this capital, primarily either through the acquisition of facilities or through the opportunistic acquisition of our own debt and equity securities. We acquired $110.2 million of our outstanding senior unsecured notes during February 2009 and we acquired, for $24.6 million, certain of our preferred securities in March 2009 at a substantial discount to liquidation value. Also during March 2009, we acquired for $153.0 million, certain of our preferred partnership units at a substantial discount to their carrying amount.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009:
-----------------------------------------------------------

     Net income to our shareholders for the three months ended June 30, 2009 was $199.2 million compared to $133.8 million for the same period in 2008, representing an increase of $65.4 million. This increase is primarily due to (i) a $33.2 million foreign exchange gain during the three months ended June 30, 2009, (ii) a $25.4 million reduction in general and administrative expenses due to incentive compensation incurred in the three months ended June 30, 2008 related to our disposition of an interest in Shurgard Europe, and (iii) an $11.0 million reduction in depreciation and amortization, primarily due to reduced intangible amortization, offset by (iv) a reduction in Same Store facility operations and (v) an impairment charge included in discontinued operations with respect to intangible assets totaling $8.2 million in the three months ended June 30, 2009.

     Revenues for the Same Store Facilities decreased 3.5% or $12.6 million in the three months ended June 30, 2009 as compared to the same period in 2008, due to a 2.9% reduction in realized rent per occupied square foot, combined with a 1.1% reduction in average occupancies. Cost of operations for the Same Store Facilities declined 3.4% or $4.1 million in the three months ended June 30, 2009 as compared to the same period in 2008, due primarily to a $2.6 million reduction in media advertising and a $1.5 million reduction in repairs and maintenance, offset by a 4.3% ($1.5 million) increase in property tax expense.

     For the three months ended June 30, 2009, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $135.5 million or $0.80 per common share on a diluted basis compared to $68.0 million or $0.40 per common share on a diluted basis for the same period in 2008, representing an increase of $67.5 million or $0.40 per common share on a diluted basis. These increases are primarily due to the impact of the factors described above.

     Weighted average diluted common shares were 168,528,000 and 168,479,000 for the three months ended June 30, 2009 and 2008, respectively.

     OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009:
     ---------------------------------------------------------

     Net income to our shareholders for the six months ended June 30, 2009 was $416.2 million compared to $646.2 million for the same period in 2008, representing a decrease of $230.0 million. This decrease is primarily due to (i) a gain of $341.8 million in the six months ended June 30, 2008 related to our disposition of an interest in Shurgard Europe and (ii) an impairment charge included in discontinued operations with respect to intangible assets totaling $8.2 million in the six months ended June 30, 2009, (iii) a foreign exchange gain of $41.0 million during the same period in 2008, and (iv) a reduction in Same Store operations, partially offset by (v) a $72.0 million reduction in earnings allocated to our preferred partnership unitholders in the first three months of 2009 associated with the redemption of securities, (vi) a reduction in general and administrative expenses due to $27.9 million in incentive compensation incurred in the six months ended June 30, 2008 related to our disposition of an interest in Shurgard Europe, and (vii) a $26.5 million reduction in depreciation and amortization related to our domestic assets, primarily representing reduced intangible amortization.

     Revenues for the Same Store Facilities decreased 2.2% or $15.4 million in the six months ended June 30, 2009 as compared to the same period in 2008, due to a 1.5% reduction in realized rent per occupied square foot, combined with a 1.1% reduction in average occupancies. Cost of operations for the Same Store Facilities declined 1.2% or $2.9 million in the six months ended June 30, 2009 as compared to the same period in 2008, due primarily to a $1.4 million reduction in media advertising and a $2.2 million reduction in repairs and maintenance, offset by a 4.1% ($2.9 million) increase in property tax expense.

     For the six months ended June 30, 2009, net income allocable to our common shareholders (after allocating net income to our preferred and equity shareholders) was $295.0 million or $1.75 per common share on a diluted basis compared to $512.8 million or $3.04 per common share on a diluted basis for the same period in 2008, representing a decrease of $217.8 million or $1.29 per common share on a diluted basis. These decreases are primarily due to the impact of the factors described above.

     Weighted average diluted common shares were 168,501,000 and 168,731,000 for the six months ended June 30, 2009 and 2008, respectively.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 91% of our total revenues generated for each of the three and six months ended June 30, 2009 and 2008. Net operating income (after depreciation and amortization expense) with respect to our self-storage operations increased by $5.6 million and $13.0 million during the three and six months ended June 30, 2009, when compared to the same periods in 2008 due to decreased amortization of tenant intangible assets, offset partially by the deconsolidation of Shurgard Europe effective April 1, 2008.

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


 SELF-STORAGE OPERATIONS
 SUMMARY                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                    -----------------------------------------    -----------------------------------------
                                                                  Percentage                                  Percentage
                                        2009           2008          Change          2009          2008          Change
                                    -----------    -----------   ------------    -----------    -----------   ------------
                                                                 (Dollar amounts in thousands)
 Rental income:
   Same Store Facilities..........  $   346,839    $   359,461        (3.5)%     $   694,024   $   709,452        (2.2)%
   Other Facilities ..............       24,791         21,309        16.3%           48,845        40,869        19.5%
   Shurgard Europe Facilities (a).            -              -         -                   -        54,722      (100.0)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
     Total rental income..........      371,630        380,770        (2.4)%         742,869       805,043        (7.7)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
Cost of operations:
   Same Store Facilities..........      116,426        120,526        (3.4)%         241,433       244,382        (1.2)%
   Other Facilities...............        8,052          7,598         6.0%           16,519        15,743         4.9%
   Shurgard Europe Facilities (a).            -              -         -                   -        24,654      (100.0)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
      Total cost of operations....      124,478        128,124        (2.8)%         257,952       284,779        (9.4)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
Net operating income (b):
   Same Store Facilities..........      230,413        238,935        (3.6)%         452,591       465,070        (2.7)%
   Other Facilities...............       16,739         13,711        22.1%           32,326        25,126        28.7%
   Shurgard Europe Facilities (a).            -              -         -                   -        30,068      (100.0)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
       Total net operating income.      247,152        252,646        (2.2)%         484,917       520,264        (6.8)%
   Total depreciation and
     amortization expense ........      (83,124)       (94,177)      (11.7)%        (167,110)     (215,475)      (22.4)%
                                    -----------    -----------   ------------    -----------   -----------   ------------
   Total net income...............  $   164,028    $   158,469         3.5%      $   317,807   $   304,789         4.3%
                                    ===========    ===========   ============    ===========   ===========   ============

Data for Same Store and Other Facilities:
Weighted average square foot
 occupancy during the period (c):
  Same Store Facilities...........      90.0%          91.0%          (1.1)%          88.9%         89.9%         (1.1)%
  Other Facilities................      84.4%          79.2%           6.6%           82.2%         76.0%          8.2%
Realized rents per occupied square
  foot during the period (d)(e):
  Same Store Facilities...........  $   12.52      $   12.90          (2.9)%     $    12.69    $    12.88         (1.5)%
  Other Facilities................  $   13.27      $   13.51          (1.8)%     $    13.46    $    13.71         (1.8)%
Number of facilities at period end:
  Same Store Facilities...........                                                    1,899         1,899            -
  Other Facilities................                                                       92            86          7.0%
Net rentable square footage at
  period end (in thousands):
  Same Store Facilities...........                                                  117,462       117,462            -
  Other Facilities................                                                    8,499         7,682         10.6%
Square foot occupancy at period end:
  Same Store Facilities...........                                                    90.7%         91.7%         (1.1)%
  Other Facilities................                                                    86.3%         84.6%          2.0%
In place rents per square foot at
  period end:
  Same Store Facilities...........                                               $   13.61     $    14.20         (4.2)%
  Other Facilities................                                               $   14.65     $    15.35         (4.6)%


     (a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. We acquired these facilities on August 22, 2006 in connection with the Shurgard Merger. As described in Note 3 to our June 30, 2009 condensed consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical same store property operations of Shurgard Europe.

     (b)  See "Net Operating income or NOI" below.

     (c) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (d) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

     (e) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot. Exclusion of these amounts provides a better measure of our ongoing level of revenue by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

     NET OPERATING INCOME
     --------------------

     Throughout the discussion that follows, we refer to net operating income ("NOI") of our self-storage facilities, which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results. In addition, we believe the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results. The following reconciles NOI generated by our self-storage and Shurgard Europe segments to our consolidated net income in our June 30, 2009 condensed consolidated financial statements.

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           ---------------------------   --------------------------
                                               2009           2008           2009           2008
                                           -----------    -----------    ------------   -----------
                                                            (Amounts in thousands)
Net operating income:
   Same-store facilities.................  $   230,413    $   238,935    $   452,591    $   465,070
   Other facilities......................       16,739         13,711         32,326         25,126
   Shurgard Europe facilities............            -              -              -         30,068
                                           -----------    -----------    ------------   -----------
      Total net operating income.........      247,152        252,646        484,917        520,264
Ancillary operating revenue..............       28,106         26,710         53,941         56,747
Interest and other income................        7,516         11,014         15,149         13,858
Ancillary cost of operations.............      (10,374)       (12,064)       (20,027)       (23,368)
Depreciation and amortization............      (83,796)       (94,829)      (168,762)      (217,069)
General and administrative expense.......       (8,199)       (33,173)       (17,878)       (48,089)
Interest expense.........................       (7,288)        (9,601)       (15,416)       (26,088)
Equity in earnings of real estate
     entities............................        7,398          4,632         30,209          7,361
 Gain (loss) on disposition of real
     estate investments..................            -            (92)         2,722        341,773
Gain on early debt retirement............            -              -          4,114              -
Foreign currency exchange gain (loss)....       33,205             (2)        (1,528)        40,969
Discontinued operations..................       (8,333)        (1,286)        (8,625)        (2,462)
                                           -----------    -----------    ------------   -----------
Net income of the Company................  $   205,387    $   143,955    $   358,816    $   663,896
                                           ===========    ===========    ===========    ===========


     Same Store Facilities

     The "Same Store Pool" represents those 1,899 facilities that we have owned, and have been operated on a stabilized basis, since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The Same Store Pool increased from 1,789 at December 31, 2008 to 1,899 at June 30, 2009, as we added facilities that are now stabilized and owned since January 1, 2007, and removed facilities from the previous Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009. The following table summarizes the historical operating results of these 1,899 facilities (117.5 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2009.


SAME STORE FACILITIES                                      Three Months Ended June 30,               Six Months Ended June 30,
                                                     --------------------------------------     ------------------------------------
                                                                                 Percentage                               Percentage
                                                         2009          2008         Change         2009          2008       Change
                                                     ----------     ----------   ----------     ----------    ----------  ----------
Revenues:                                                     (Dollar amounts in thousands, except weighted average amounts)
    Rental income..................................  $  330,854     $  344,703       (4.0)%     $  662,393    $  680,256      (2.6)%
    Late charges and admin fees collected..........      15,985         14,758        8.3%          31,631        29,196       8.3%
                                                     ----------     ----------   ----------     ----------    ----------  ----------
   Total revenues (a)..............................     346,839        359,461       (3.5)%        694,024       709,452      (2.2)%
                                                     ----------     ----------   ----------     ----------    ----------  ----------
Cost of operations:
    Property taxes.................................      36,659         35,156        4.3%          74,421        71,505       4.1%
    Direct property payroll........................      23,339         23,329        0.0%          47,699        47,706       0.0%
    Media advertising..............................       7,224          9,836      (26.6)%         15,382        16,783      (8.3)%
    Other advertising and promotion................       5,967          5,027       18.7%          10,581         9,453      11.9%
    Utilities......................................       7,899          8,360       (5.5)%         17,497        17,797      (1.7)%
    Repairs and maintenance........................       9,159         10,679      (14.2)%         19,875        22,077     (10.0)%
    Telephone reservation center...................       2,817          3,318      (15.1)%          5,611         6,441     (12.9)%
    Property insurance.............................       2,566          2,911      (11.9)%          5,264         6,124     (14.0)%
    Other cost of management.......................      20,796         21,910       (5.1)%         45,103        46,496      (3.0)%
                                                     ----------     ----------   ----------     ----------    ----------  ----------
   Total cost of operations (a)....................     116,426        120,526       (3.4)%        241,433       244,382      (1.2)%
                                                     ----------     ----------   ----------     ----------    ----------  ----------
Net operating income (b)...........................     230,413        238,935       (3.6)%        452,591       465,070      (2.7)%
Depreciation and amortization expense (c)..........     (75,200)       (85,178)     (11.7)%       (150,486)     (174,536)    (13.8)%
                                                     ----------     ----------   ----------     ----------    ----------  ----------
Net income.........................................  $  155,213     $  153,757        0.9%      $  302,105    $  290,534        4.0%
                                                     ==========     ==========   ==========     ===========   =========== ==========

Gross margin (before depreciation and amortization
expense)...........................................       66.4%          66.5%       (0.2)%         65.2%         65.6%       (0.6)%

Weighted average for the period:
   Square foot occupancy (d).......................       90.0%          91.0%       (1.1)%         88.9%         89.9%       (1.1)%
   Realized annual rent per occupied square
   foot(e)(f)......................................  $    12.52     $    12.90       (2.9)%     $   12.69     $   12.88       (1.5)%
   REVPAF (f)(g)...................................  $    11.27     $    11.74       (4.0)%     $   11.28     $   11.58       (2.6)%

 Weighted average at June 30:
   Square foot occupancy...........................                                                 90.7%         91.7%       (1.1)%
   In place annual rent per occupied square foot (h)                                            $   13.61    $    14.20       (4.2)%
Total net rentable square feet (in thousands)......                                               117,462       117,462         -
Number of facilities...............................                                                 1,899         1,899         -


     (a) Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance, retail sales and truck rentals. "Other costs of management" included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities. Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities.

     (b)  See "Net Operating Income" above.

     (c) Depreciation and amortization expense for the three and six months ended June 30, 2009 decreased primarily due to a reduction in amortization expense related to intangible assets that we obtained in the Shurgard Merger.

     (d) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (e) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

     (f) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF. Exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

     (g) Realized annual rent per available foot or "REVPAF" is computed by dividing rental income (which excludes late charges and administrative fees) by the total available net rentable square feet for the period.

     (h) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

     Revenues generated by our Same Store facilities decreased approximately 3.5% and 2.2% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These decreases were caused by lower rental income generated by these facilities as a result of lower average realized annual rental rates per occupied square foot combined with lower average occupancy levels. For the three months ended June 30, 2009, average realized annual rental rates per occupied square foot were 2.9% lower and average occupancy levels were 1.1% lower as compared to the same period in 2008, resulting in a 4.0% reduction in rental income. For the six months ended June 30, 2009, average realized annual rental rates per occupied square foot were 1.5% lower and average occupancy levels were 1.1% lower as compared to the same period in 2008, resulting in a 2.6% reduction in rental income.

     Demand for self-storage space has been negatively impacted by recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in each of the markets in which we operate. In the top twenty markets in which we have the highest concentration of facilities, only two markets (New York and Houston) had positive year-over-year revenue growth for the three months ended June 30, 2009. This compares to the first three months of the year, where seven markets (New York, Houston, San Francisco, Washington D.C., Chicago, Minneapolis and Dallas) had positive year-over-year revenues growth. Accordingly, the operating trends, with respect to year-over-year revenue growth, have progressively declined.

     From a geographic standpoint, we are experiencing levels of greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the Pacific Northwest, which includes Seattle and Portland. See Analysis of Regional Trends table that follows.

     The following summarizes Same Store quarterly revenue growth trends, on a year-over-year basis:

                                                            Same Store
                                                            Year-over-Year
                           Three Months Ended:              Revenue Growth
                           ---------------------------      -----------------
                           March 31, 2008                        3.4%
                           June 30, 2008                         3.5%
                           September 30, 2008                    2.6%
                           December 31, 2008                     1.7%
                           March 31, 2009                       (0.8)%
                           June 30, 2009                        (3.5)%

     As indicated in the table above, during the first three quarters of 2008, we generated relatively strong year-over-year revenue growth. Beginning in September 2008, we began to experience a notable decline in year-over-year move-ins that continued through October 2008, which we believe reflected general economic conditions. To offset the decline in new rentals, we significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts. These actions have stabilized move-in volumes on a year-over-year basis; however, we have not yet been able to restore rental rates to the levels experienced in the prior year. We believe overall demand for self-storage space in virtually all of our markets in which we operate has decreased due to current economic conditions, and coupled with an increase in the number of self-storage operators over the past 10 years, will continue to foster a very difficult operating environment, at least in the near term. In addition, increased move-out activity beginning in August 2008 exacerbated the downward pressure on occupancy levels created by reduced demand. In March 2009, the increase in move-out activity began to subside to the extent that move-outs during the three months ended June 30, 2009 were less than the comparable period in 2008.

     Based upon certain comparative key operating metrics as of June 30, 2009 - the 1.1% decline in square foot occupancy and 4.2% lower in place annual rent per occupied square foot detailed in the Self Storage Operations Summary table above - we expect that the revenue decline for our Same Store facilities for the three months ended September 30, 2009 as compared to the same period in 2008 will surpass 5%. Our operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities. It is unclear to us how much the above mentioned factors will impact our revenues beyond the third quarter of 2009.

     Cost of operations decreased by 3.4% and 1.2% in the three and six months ended June 30, 2009, as compared to the same periods in 2008. These decreases were driven by reduction in repairs and maintenance, media advertising, and property insurance expenses, partially offset by increases in property taxes and other advertising and promotion activities.

     Direct property payroll expense remained flat in the three and six months ended June 30, 2009, as compared to the same periods in 2008. This reflects minimal growth in average wage rates and lower hours incurred due to adjustments in staffing levels. For the remainder of 2009, we expect moderate growth trends in payroll.

     Property tax expense increased by 4.3% and 4.1% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. These increases are due to increases in assessments of property values. While we expect property tax expense growth of approximately 4% in 2009, the actual growth could be higher or lower because there are several jurisdictions where we have not yet received tax bills or assessment information for 2009, or appeals or assessments are pending.

     Repairs and maintenance expenditures declined by 14.2% and 10.0% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project in quarterly or annual periods. However, we expect that repairs and maintenance expenditures will continue to moderate for the remainder of 2009.

     Media advertising for the Same Store facilities decreased 26.6% and 8.3% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, as we realized cost reductions from more competitive media rates and narrowed our media focus to selected markets which we believe respond most effectively to media efforts. We expect aggregate media advertising for the quarter ending September 30, 2009 to be approximately $1.5 million to $2.0 million higher than the same period in 2008. Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 18.7% and 11.9% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

     Due to current market conditions we expect that we will continue to be aggressive with media advertising in the near term, and expect our media costs to be approximately $4.1 million in the third quarter of 2009 as compared to the low level of spending incurred in the third quarter of 2008. Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

     Utility expenses decreased 5.5% and 1.7% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

     Property insurance expense decreased 11.9% and 14.0% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. This decline is primarily due to softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us. We expect insurance expense to be down slightly in the remainder of 2009, as compared to the same period in 2008.

     Telephone reservation center costs decreased 15.1% and 12.9% in the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, as we adjusted staffing levels to expected inquiry volumes. We expect future telephone reservation center costs to remain flat.

     The following table summarizes selected quarterly financial data with respect to the Same Store facilities:

                                               For the Quarter Ended
                      ----------------------------------------------------------------------
                         March 31            June 30         September 30        December 31        Entire Year
                      ------------         -----------      ------------        ------------       ------------
                                       (Amounts in thousands, except for per square foot amount)
Total revenues:
     2009             $   347,185          $ 346,839
     2008             $   349,991          $ 359,461        $   368,976         $   357,202         $1,435,630

Total cost of operations:
     2009             $   125,007          $ 116,426
     2008             $   123,856          $ 120,526        $   113,972         $   104,442         $  462,796

Property tax expense:
     2009             $    37,762          $  36,659
     2008             $    36,349          $  35,156        $    36,161         $    28,159         $  135,825

Media advertising expense:
     2009             $     8,158          $   7,224
     2008             $     6,947          $   9,836        $     2,148         $       922         $   19,853

Other advertising and promotion expense:
     2009             $     4,614          $   5,967
     2008             $     4,426          $   5,027        $     4,645         $     4,137         $   18,235

REVPAF (a):
     2009             $    11.29           $  11.27
     2008             $    11.43           $  11.74         $     12.03         $     11.65         $    11.71

Weighted average realized annual rent per occupied square foot (a):
     2009             $    12.84          $   12.52
     2008             $    12.87          $   12.90         $    13.29          $     13.27         $    13.08

Weighted average occupancy levels for the period (a):
     2009                 87.9%              90.0%
     2008                 88.8%              91.0%               90.5%               87.8%              89.5%

     (a) See "Same Store Facilities" table above for further information regarding these measures, which are derived from non-GAAP measures.

ANALYSIS OF REGIONAL TRENDS
---------------------------

     The  following   table  sets  forth  regional  trends  in  our  Same  Store
Facilities:

                                             Three Months Ended June 30,              Six Months Ended June 30,
                                        --------------------------------------- --------------------------------------
                                           2009         2008         Change        2009         2008        Change
                                        ------------ ------------ ------------- ------------ ------------ ------------
                                                  (Amounts in thousands, except for weighted average data)
SAME STORE FACILITIES OPERATING
TRENDS BY REGION
Revenues:
   Southern California  (176
   facilities)......................    $    51,019  $    53,105      (3.9)%    $   102,757  $   105,252      (2.4)%
   Northern California  (167
   facilities)......................         37,310       38,372      (2.8)%         74,736       75,611      (1.2)%
   Texas  (231 facilities)..........         34,877       35,291      (1.2)%         69,471       69,484       0.0%
   Florida  (182 facilities)........         33,454       35,445      (5.6)%         67,257       70,530      (4.6)%
   Illinois  (119 facilities).......         21,869       22,457      (2.6)%         43,832       44,304      (1.1)%
   Washington (88 facilities).......         17,705       18,922      (6.4)%         35,610       37,228      (4.3)%
   Georgia  (86 facilities).........         12,028       12,893      (6.7)%         24,220       25,575      (5.3)%
   All other states  (850 facilities)       138,577      142,976      (3.1)%        276,141      281,468      (1.9)%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total revenues......................        346,839      359,461      (3.5)%        694,024      709,452      (2.2)%

Cost of operations:
   Southern California..............         11,523       11,870      (2.9)%         23,672       23,517       0.7%
   Northern California..............         10,081       10,429      (3.3)%         20,783       20,876      (0.4)%
   Texas............................         14,025       14,101      (0.5)%         28,220       28,421      (0.7)%
   Florida..........................         12,426       13,143      (5.5)%         24,893       25,899      (3.9)%
   Illinois.........................          9,693       10,384      (6.7)%         20,704       21,482      (3.6)%
   Washington.......................          4,528        4,550      (0.5)%          9,282        9,400      (1.3)%
   Georgia..........................          4,219        4,325      (2.5)%          8,526        8,543      (0.2)%
   All other states.................         49,931       51,724      (3.5)%        105,353      106,244      (0.8)%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total cost of operations............        116,426      120,526      (3.4)%        241,433      244,382      (1.2)%

Net operating income (a):
   Southern California..............         39,496       41,235      (4.2)%         79,085       81,735      (3.2)%
   Northern California..............         27,229       27,943      (2.6)%         53,953       54,735      (1.4)%
   Texas............................         20,852       21,190      (1.6)%         41,251       41,063       0.5%
   Florida..........................         21,028       22,302      (5.7)%         42,364       44,631      (5.1)%
   Illinois.........................         12,176       12,073       0.9%          23,128       22,822       1.3%
   Washington.......................         13,177       14,372      (8.3)%         26,328       27,828      (5.4)%
   Georgia..........................          7,809        8,568      (8.9)%         15,694       17,032      (7.9)%
   All other states.................         88,646       91,252      (2.9)%        170,788      175,224      (2.5)%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total net operating income..........    $   230,413  $   238,935      (3.6)%    $   452,591  $   465,070      (2.7)%

Weighted average occupancy (a):
   Southern California..............         90.2%        90.8%       (0.7)%         90.4%        90.5%       (0.1)%
   Northern California..............         89.6%        91.1%       (1.6)%         88.9%        90.0%       (1.2)%
   Texas............................         90.4%        91.9%       (1.6)%         89.5%        90.1%       (0.7)%
   Florida..........................         89.6%        89.2%        0.4%          88.9%        88.1%        0.9%
   Illinois.........................         88.9%        90.5%       (1.8)%         87.6%        88.9%       (1.5)%
   Washington.......................         89.6%        91.6%       (2.2)%         88.6%        90.6%       (2.2)%
   Georgia..........................         88.3%        90.6%       (2.5)%         87.0%        89.6%       (2.9)%
   All other states.................         90.4%        91.2%       (0.9)%         88.9%        89.9%       (1.1)%
                                        ------------ ------------ ------------- ------------ ------------ ------------
Total weighted average occupancy....         90.0%        91.0%       (1.1)%         88.9%        89.9%       (1.1)%



   SAME STORE FACILITIES OPERATING
   TRENDS BY REGION (CONTINUED)               Three Months Ended June 30,              Six Months Ended June 30,
                                         -------------------------------------   ------------------------------------
                                            2009         2008         Change        2009         2008        Change
                                         -----------  ----------    ----------   ----------   ----------    ---------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot (a):
   Southern California..............     $    18.76   $    19.41       (3.3)%    $    18.83   $    19.30       (2.4)%
   Northern California..............          16.66        16.86       (1.2)%         16.83        16.80        0.2%
   Texas............................           9.78         9.81       (0.3)%          9.85         9.76        0.9%
   Florida..........................          11.97        12.88       (7.1)%         12.14        12.97       (6.4)%
   Illinois.........................          12.74        12.93       (1.5)%         12.98        12.99       (0.1)%
   Washington.......................          13.48        14.16       (4.8)%         13.70        14.08       (2.7)%
   Georgia..........................           9.50        10.01       (5.1)%          9.71        10.04       (3.3)%
   All other states.................          11.43        11.75       (2.7)%         11.59        11.74       (1.3)%
                                         -----------  ----------    ----------   ----------   ----------    ---------
Total realized rent per square foot.     $    12.52   $    12.90       (2.9)%    $    12.69   $    12.88       (1.5)%
                                         ===========  ==========    ==========   ==========   ==========    =========

REVPAF (a):
   Southern California..............     $    16.92   $    17.63       (4.0)%    $    17.03   $    17.46       (2.5)%
   Northern California..............          14.93        15.36       (2.8)%         14.95        15.12       (1.1)%
   Texas............................           8.84         9.02       (2.0)%          8.82         8.87       (0.6)%
   Florida..........................          10.73        11.49       (6.6)%         10.79        11.44       (5.7)%
   Illinois.........................          11.33        11.70       (3.2)%         11.37        11.55       (1.6)%
   Washington.......................          12.08        12.97       (6.9)%         12.15        12.75       (4.7)%
   Georgia..........................           8.38         9.07       (7.6)%          8.44         8.99       (6.1)%
   All other states.................          10.33        10.72       (3.6)%         10.30        10.56       (2.5)%
                                         -----------  ----------   ----------    ----------   ----------    ---------
Total REVPAF........................     $    11.27   $    11.74       (4.0)%    $    11.28   $    11.58       (2.6)%
                                         ===========  ==========   ==========    ==========   ==========    =========

     (a) See "Same Store Facilities" table above for further information regarding these measures, which represent or are derived from non-GAAP measures.

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

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at June 30, 2009, we had an additional 92 self-storage facilities. These facilities include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

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

     In the six months ended June 30, 2009, we completed three expansion projects to existing real estate facilities (75,000 net rentable square feet) for an aggregate cost of $13.6 million, and did not acquire any new properties. Also during the three and six months ended June 30, 2009, we discontinued operations at one of our self-storage facilities in connection with an eminent domain proceeding, resulting in an impairment charge of $8.2 million. This impairment charge along with the historical operations of this facility for all periods presented is included in discontinued operations on our condensed consolidated statements of income.

     We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry. Our acquisitions consist of facilities that have been operating for a number of years as well as newly constructed facilities that were in the process of filling up to stabilized occupancy levels. In either case, we have been able to leverage off of our operating strategies and improve the occupancy levels of the facilities or, with respect to the newly developed facilities, we have been able to accelerate the fill-up pace.

     We expect  that the Other  Facilities  will  continue  to provide  earnings growth during the remainder of 2009 as these facilities continue to reach stabilization. However, the Other Facilities are subject to the same occupancy and rate pressures that our Same Store facilities are facing as a result of the recession, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.

     Our development pipeline is nominal at June 30, 2009. Our level of newly developed facilities has declined significantly in the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements. In addition, we eliminated our development pipeline in late 2008 due to reduced self-storage demand and our belief that our capital can be put to use in a more advantageous manner. It is unclear when we might change our strategy with respect to development activities.

     ANCILLARY OPERATIONS: Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) merchandise sales, (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

     During the three months ended March 31, 2009, we decided to terminate our truck rental and containerized operations. Accordingly, the revenues and expenses of these operations are included in discontinued operations on our condensed consolidated statements of income for the three and six months ended June 30, 2009 and 2008.

     The following table sets forth our ancillary operations as presented on our condensed consolidated statement of operations:

                                                  Three Months Ended June 30             Six Months Ended June 30,
                                            -----------------------------------       --------------------------------
                                                2009          2008       Change        2009         2008       Change
                                            ------------    ---------   --------     -----------  ---------   --------
                                                                       (Amounts in thousands)
Ancillary Revenues:
    Tenant reinsurance premiums ........       $  15,979    $  14,186   $  1,793      $  31,082    $ 28,008  $  3,074
    Merchandise sales...................           7,808        8,106       (298)        14,235      14,695      (460)
    Other ancillary operations .........           4,319        4,418        (99)         8,624       9,131      (507)
                                               ---------    ---------   --------      ---------    --------  --------
      Total ancillary segment revenues (a)        28,106       26,710      1,396         53,941      51,834     2,107
    Shurgard Europe merchandise and tenant
      insurance (b).....................               -            -          -              -       4,913    (4,913)
                                               ---------    ---------   --------      ---------    --------  --------
       Total  revenues..................          28,106       26,710      1,396         53,941      56,747    (2,806)
                                               ---------    ---------   --------      ---------    --------  --------
Ancillary Cost of operations:
    Tenant reinsurance premiums.........           3,211        3,916       (705)         6,438       6,939      (501)
    Merchandise sales...................           5,658        6,457       (799)        10,609      11,670    (1,061)
    Other ancillary operations..........           1,505        1,691       (186)         2,980       3,350      (370)
                                               ---------    ---------   --------      ---------    --------  --------
      Total ancillary cost of operations (a)      10,374       12,064     (1,690)        20,027      21,959    (1,932)
                                               ---------    ---------   --------      ---------    --------  --------
    Shurgard Europe merchandise and tenant
      insurance (b).....................               -            -          -              -       1,409    (1,409)
                                               ---------    ---------   --------      ---------    --------  --------
       Total cost of operations.........          10,374       12,064     (1,690)        20,027      23,368    (3,341)
                                               ---------    ---------   --------      ---------    --------  --------
Depreciation - Other ancillary operations (a):       672          652         20          1,652       1,594        58

Ancillary net income:
    Tenant reinsurance premiums.........          12,768       10,270      2,498         24,644      21,069     3,575
    Merchandise sales ..................           2,150        1,649        501          3,626       3,025       601
    Other ancillary operations .........           2,142        2,075         67          3,992       4,187      (195)
                                               ---------    ---------   --------      ---------    --------  --------
      Total ancillary segment net income (c)      17,060       13,994      3,066         32,262      28,281     3,981
    Shurgard Europe merchandise and tenant
      insurance (b).....................               -            -          -              -       3,504    (3,504)
                                               ---------    ---------   --------      ---------    --------  --------
       Total ancillary net income.......       $  17,060    $  13,994   $  3,066      $  32,262    $ 31,785  $    477
                                               =========    =========   ========      =========    ========  ========

     (a) Revenues and expenses for these items are a component of our Ancillary segment, which is described and reconciled to consolidated revenues and expenses, respectively, in Note 11 to our June 30, 2009 condensed consolidated financial statements.

     (b) Shurgard Europe's ancillary revenues and expenses are included in Shurgard Europe Net Segment Income, which is described and reconciled to net income in Note 11 to our June 30, 2009 condensed consolidated financial statements.

     (c) Ancillary net income as presented herein represents Net Segment Income prior to equity in earnings of real estate entities associated with our investment in PS Business Parks. Net Segment Income for our ancillary segment is described and reconciled to net income in Note 11 to our June 30, 2009 condensed consolidated financial statements.

     Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities. The revenues that we record are based upon premiums that we reinsure. Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.

     The increase in tenant reinsurance revenues over the past year was attributable to higher rates combined with an increase in the percentage of our existing tenants retaining such policies. Approximately 58% and 53% of our tenants had such policies at June 30, 2009 and 2008, respectively.

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

     Other Ancillary: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties, and we also manage self-storage facilities with our existing management infrastructure, to third party owners as well as to the Unconsolidated Entities. These businesses are largely independent of the self-storage operations at our facilities and have remained largely unchanged in scope. We do not expect any significant changes in revenues or profitability from these ancillary businesses.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at June 30, 2009. Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three and six months ended June 30, 2009 and 2008, consists of our pro-rata share of the net income of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities. Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Ancillary, Shurgard Europe, and Self-Storage segments, respectively, as described in Note 11 to our June 30, 2009 condensed consolidated financial statements.


HISTORICAL SUMMARY:                                Three Months Ended June 30,                 Six Months Ended June 30,
------------------                            -----------------------------------        ----------------------------------
                                                 2009         2008        Change           2009         2008        Change
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                                           (Amounts in thousands)
Net operating income (1):
  PSB....................................     $  20,983     $  22,119   $  (1,136)       $  42,536    $  43,898    $  (1,362)
  Shurgard Europe........................        10,427        13,757      (3,330)          20,439       13,757        6,682
  Other Investments......................           679         1,101        (422)           1,332        2,250         (918)
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                 32,089        36,977      (4,888)          64,307       59,905        4,402
                                              ---------     ---------   ---------        ---------    ---------    ---------
Depreciation:
  PSB....................................        (9,639)      (11,412)      1,773          (19,870)     (23,003)       3,133
  Shurgard Europe .......................        (7,106)      (10,856)      3,750          (14,315)     (10,856)      (3,459)
  Other Investments......................          (194)         (553)        359             (386)      (1,134)         748
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                (16,939)      (22,821)      5,882          (34,571)     (34,993)         422
                                              ---------     ---------   ---------        ---------    ---------    ---------
Other:(2):
  PSB (3)................................        (6,143)       (7,860)      1,717            3,001      (15,703)      18,704
  Shurgard Europe........................        (1,612)       (1,444)       (168)          (2,516)      (1,444)      (1,072)
  Other Investments .....................             3          (220)        223              (12)        (404)         392
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                                 (7,752)       (9,524)      1,772              473      (17,551)      18,024
                                              ---------     ---------   ---------        ---------    ---------    ---------

Total equity in earnings of real estate entities:
  PSB....................................         5,201         2,847       2,354           25,667        5,192       20,475
  Shurgard Europe .......................         1,709         1,457         252            3,608        1,457        2,151
  Other Investments .....................           488           328         160              934          712          222
                                              ---------     ---------   ---------        ---------    ---------    ---------
                                              $   7,398     $   4,632   $   2,766        $  30,209    $   7,361    $  22,848
                                              =========     =========   =========        =========    =========    =========

     (1) These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also "net operating income" above for a discussion of this non-GAAP measure.

     (2) "Other" reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

     (3) Includes our pro rata share of benefit totaling $16.3 million from PSB's preferred stock and preferred unit repurchases for the six months ended June 30, 2009.


Investment in PSB
-----------------

     Throughout each of the three and six months ended June 30, 2009 and 2008, we owned 5,418,273 common shares and 7,305,355 operating partnership units (units which are convertible into common shares on a one-for-one basis) in PS Business Parks, Inc., a public REIT (NYSE: PSB) representing a 46% common equity interest in PSB. At June 30 2009, PSB owned and operated 19.6 million rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at June 30, 2009 pursuant to property management agreements.

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

Investment in Shurgard Europe
-----------------------------

     As described in Note 3 to our June 30, 2009 condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Subsequent to March 31, 2008, we no longer consolidate the revenues and expenses of Shurgard Europe on our consolidated statements of income. Selected financial data for Shurgard Europe for each of the three and six months ended June 30, 2009 and 2008 is included in Note 5 to our June 30, 2009 condensed consolidated financial statements.

     We originally acquired our 100% interest in Shurgard Europe during our merger with Shurgard, which occurred in August 2006. Our primary objective for merging with Shurgard was to acquire Shurgard's U.S. domestic assets which accounted for approximately 484 facilities in the U.S. as compared to 149 facilities in Europe at the time of the Shurgard Merger. Subsequent to the Shurgard Merger, management of Public Storage determined that it was in the best interests of Public Storage to reduce our investment in Shurgard Europe. There were many reasons for that decision, most relating to the fact that continued growth of Shurgard Europe would require a significant capital commitment. Movement of capital from Public Storage (in the U.S.) to various European countries would have exposed Public Storage to currency fluctuation risks and to potential tax burdens when Public Storage wished to repatriate its capital investment. Accordingly, in March 2008, we sold 51% of our ownership interest in Shurgard Europe, which helped to limit our capital requirements to continue to grow Shurgard Europe and to limit our exposure to other risks of owning operations in foreign countries. We do not intend to sell any of our remaining interest in Shurgard Europe. In the future, we expect Shurgard Europe to function as a stand-alone entity and to fund its capital requirements primarily with its retained operating cash flow, bank borrowings and, to the extent available, public or private equity.

     This transaction has resulted in the operations of Shurgard Europe having a less significant impact on our operating results, as we have a 49% interest and a loan receivable from Shurgard Europe upon which we receive interest income, rather than the 100% equity interest in Shurgard Europe we held prior to the transaction. Our future operating results will be impacted by the ultimate returns realized on the reinvestment of the cash proceeds received in connection with this transaction.

     At June 30, 2009, Shurgard Europe's operations comprise 184 facilities with an aggregate of 9,783,000 net rentable square feet. The portfolio consists of 112 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     Equity in earnings from our investment in Shurgard Europe for the three months ended June 30, 2009 was $1,709,000 compared to $1,457,000 for the same period in 2008, representing an increase of $252,000. This increase was primarily due to a $3,750,000 reduction in our pro rata share of Shurgard Europe's depreciation expense, offset partially by a $3,330,000 decrease in our pro rata share of the net operating income of Shurgard Europe's self-storage facilities, see further discussion of operating results at Shurgard Europe's Same Stores below. The reduction in depreciation expense was due to reductions in the amount of amortization associated with tenant intangibles acquired in August 2006.

     Equity in earnings from our investment in Shurgard Europe for the six months ended June 30, 2009 was $3,608,000 compared to $1,457,000 for the same period in 2008, representing an increase of $2,151,000. This increase is due to the timing of our disposition of the 51% interest in Shurgard Europe. Equity in earnings for the six month period in 2008 only includes amounts for the period of April 1, 2008 through June 30, 2008 while the 2009 period includes amounts for the entire six month period.

     Key metrics that we use to evaluate the performance of our investment in Shurgard Europe are the performance metrics of Shurgard Europe's Same Store Facilities.

     The Shurgard Europe Same Store Facilities represent those 94 facilities that are stabilized and owned since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The number of facilities in the Shurgard Europe Same Store Pool declined from 96 at December 31, 2008 to 94 at June 30, 2009, as we removed facilities from the previous Shurgard Europe Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009, and added facilities that are now stabilized and owned since January 1, 2007. The following table reflects the operating results of these 94 facilities.

SELECTED OPERATING DATA FOR THE 94 FACILITIES OPERATED
------------------------------------------------------
BY SHURGARD EUROPE ON A STABILIZED BASIS SINCE JANUARY
------------------------------------------------------
1, 2007 ("EUROPE SAME STORE FACILITIES"):                 Three Months Ended June 30,                Six Months Ended June 30,
-----------------------------------------           ---------------------------------------   --------------------------------------
                                                                                 Percentage                               Percentage
                                                       2009          2008          Change        2009          2008         Change
                                                    -----------   -----------    ---------    -----------   -----------    --------
                                                               (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a) (b)
Revenues:
     Rental income.................................. $    27,815   $    29,224      (4.8)%     $    54,422   $    57,052      (4.6)%
     Late charges and administrative fees collected.         451           517     (12.8)%             886           996     (11.0)%
                                                     -----------   -----------    ---------    -----------   -----------    --------
   Total revenues...................................      28,266        29,741      (5.0)%          55,308        58,048      (4.7)%

Cost of operations (excluding depreciation and
  amortization expense):
     Property taxes ................................       1,460         1,422       2.7%            2,833         2,748       3.1%
     Direct property payroll........................       3,387         3,315       2.2%            6,671         6,468       3.1%
     Advertising and promotion......................       1,498         1,073      39.6%            2,941         1,802      63.2%
     Utilities......................................         640           694      (7.8)%           1,504         1,364      10.3%
     Repairs and maintenance........................         725           803      (9.7)%           1,527         1,562      (2.2)%
     Property insurance.............................         179           188      (4.8)%             343           363      (5.5)%
     Other costs of management......................       4,127         3,986       3.5%            7,860         7,923      (0.8)%
                                                     -----------   -----------    ---------    -----------   -----------    --------
  Total cost of operations..........................      12,016        11,481       4.7%           23,679        22,230       6.5%
                                                     -----------   -----------    ---------    -----------   -----------    --------
   Net operating income (c)......................... $    16,250   $    18,260     (11.0)%     $    31,629   $    35,818     (11.7)%
                                                     ===========   ===========    =========    ===========   ===========    ========

Gross margin........................................       57.5%         61.4%      (6.4)%           57.2%         61.7%      (7.3)%
Weighted average for the period:
     Square foot occupancy (d)......................       86.1%         86.9%      (0.9)%           85.4%         87.3%      (2.2)%
     Realized annual rent per occupied square
     foot (e)(f)....................................      $25.04        $26.07      (4.0)%          $24.70        $25.33      (2.5)%
     REVPAF (f)(g)..................................      $21.56        $22.65      (4.8)%          $21.09        $22.11      (4.6)%

Weighted average at June 30:
     Square foot occupancy..........................                                                 87.0%         87.4%      (0.5)%
     In place annual rent per occupied square foot (h)                                              $26.63        $27.66      (3.7)%
Total net rentable square feet (in thousands).......                                                 5,160         5,160        -

     (a) The majority of Shurgard Europe's operations are denominated in Euros. For comparative purposes, amounts for the three and six months ended June 30, 2009 and 2008 are translated at constant exchange rates representing the average exchange rates for the three and six months ended June 30, 2009, respectively. The average exchange rate for the Euro was approximately 1.3606 and 1.3334 during the three and six months ended June 30, 2009, respectively, as compared to 1.563 and 1.530, respectively, for the same periods in 2008.

     (b) Only the amounts for the period ended March 31, 2008 are included in our consolidated financial statements. We include our pro-rata share of these operating results for periods after March 31, 2008 in Equity in Earnings of Real Estate Entities. The amounts incorporated in our financial statements, either consolidated or equity method amounts, are based upon the actual weighted average exchange rates for each period.

     (c) We present net operating income "NOI" of the Shurgard Europe same-store facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, segment performance, and comparing period-to-period and market-to-market property operating results. In addition, the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

     (d) Square foot occupancies represent weighted average occupancy levels over the entire period.

     (e) Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income before late charges and administrative fees by the weighted average occupied square feet for the period. Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

     (f) Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF. Exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are dependent principally upon the absolute level of move-ins for a period.

     (g) Realized annual rent per available foot or "REVPAF" is computed by dividing rental income before late charges and admin fees by the total available net rentable square feet for the period.

     (h) In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

     We have recently seen softness in Shurgard Europe's operations, as it appears to be impacted by the same trends in self-storage demand that our domestic facilities are facing, but to a larger degree. In addition to Same Store NOI growth being negative for the six months ended June 30, 2009, occupancies as well as rates charged to new customers are below that of the same periods in 2008, continuing a trend that began in the fourth quarter of 2008. We expect continued declines in operating results for the remainder of 2009. Shurgard Europe has ceased commencement of new development projects. At June 30, 2009, Shurgard Europe has two newly developed facilities and two expansions to existing facilities under construction (210,000 net rentable square feet), with costs incurred of $24.8 million and $14.5 million in costs to complete. The development of these projects is subject to various risks and contingencies.

Shurgard Europe's Condensed Consolidated Operating Results
----------------------------------------------------------

     In Note 5 to our June 30, 2009 condensed consolidated financial statements, we disclose Shurgard Europe's condensed consolidated operating results for the three and six months ended June 30, 2009 and 2008. Shurgard Europe's condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

     In addition, for the reasons denoted above under NET OPERATING INCOME OR "NOI", we present net operating income for the Shurgard Europe Same-Store facilities, which is a non-GAAP measure excluding the impact of depreciation and amortization.

Other Investments
-----------------

     The "Other Investments" at June 30, 2009 are comprised primarily of our equity in earnings from entities that own 19 self-storage facilities. Amounts included in the tables above also include our equity in earnings with respect to three facilities owned by the Unconsolidated Entities, until we acquired the remaining interest we did not own in these entities during 2008, and commenced consolidating these facilities. Our future earnings with respect to the other 19 facilities will be dependent upon the operating results of the facilities that these entities own. See Note 5 to our June 30, 2009 condensed consolidated financial statements for the operating results of these 19 facilities under the "Other Investments."

Other Income and Expense Items
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $7,516,000 and $15,149,000 in three and six months ended June 30, 2009, respectively, as compared to $11,014,000 and $13,858,000 in the same periods in 2008. The increase is principally as a result of (i) interest income with respect to notes receivable from Shurgard Europe (described below), offset by lower interest income on our cash reserve balances. While we had higher average cash balances, interest rates were significantly lower in the three and six months ended June 30, 2009, as compared to the same periods in 2008. We have $584.9 million in cash on hand at June 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment. Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested.

     We have a loan receivable from Shurgard Europe totaling $550.5 million as of June 30, 2009 that bears interest at a fixed rate of 7.5% per annum. We received interest income with respect to this loan of approximately $11.4 million and $21.5 million in the three and six months ended June 30, 2009, respectively, as compared to $12.4 million for each of the same periods in 2008, however, for financial reporting purposes due to our 49% ownership interest in Shurgard Europe, 51% of this amount ($5.8 million and $11.0 million for the three and six months ended June 30, 2009, respectively, as compared to $6.3 million for each of the same periods in 2008) is included in interest and other income and the remainder was recorded as additional equity in earnings for the three and six months ended June 30, 2009 and 2008. No interest income in connection with this loan was recorded in the three months ended March 31, 2008, as such interest income was fully eliminated in consolidation until March 31, 2008. The level of interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar. All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe's operating cash flow.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $83,796,000 and $168,762,000 for the three and six months ended June 30, 2009, respectively, as compared to $94,829,000 and $217,069,000 for the same periods in 2008.

     The decrease in depreciation and amortization expense in the three months ended June 30, 2009, as compared to the same period in 2008 is due principally to declines in amortization of tenant intangible amortization. We expect minimal amortization expense of our existing intangibles during the remainder of 2009, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

     Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization related to Shurgard Europe's facilities were $21,871,000 for the three months ended March 31, 2008.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $8,199,000, and $17,878,000 for the three and six months ended June 30, 2009, respectively, as compared to $33,173,000 and $48,089,000 for the same periods in 2008. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, stock-based compensation, and incentive compensation.

     General and administrative expense for the three and six months ended June 30, 2008 includes $25,440,000 and $27,900,000 in additional incentive compensation incurred related to our disposition of an interest in Shurgard Europe. Following March 31, 2008 we record no further general and administrative expense incurred by Shurgard Europe's operations.

     We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

     INTEREST EXPENSE: Interest expense was $7,288,000 and $15,416,000 for the three and six months ended June 30, 2009, respectively, as compared to
$9,601,000 and $26,088,000 for the same periods in 2008. The decrease in interest expense in the six-month periods is due primarily to the deconsolidation of Shurgard Europe. Interest expense was also reduced due to our early retirement in February 2009 of $110.2 million face amount of senior notes. See Note 6 to the condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $157,000 and $347,000 for the three and six months ended June 30, 2009, respectively, as compared to $434,000 and $1,182,000 for the same periods in 2008, in connection with our development activities.

     Interest expense for the three months ended March 31, 2008 included $6,892,000 incurred by Shurgard Europe, relative to third-party debt (excluding the debt payable to Public Storage). Interest expense incurred by Shurgard Europe after March 31, 2008 is no longer reflected in our financial statements.

     FOREIGN EXCHANGE GAIN (LOSS): Our loan receivable from Shurgard Europe is denominated in Euros but has not been hedged. The amount of U.S. Dollars that will be received on repayment will depend upon the currency exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the three months ended June 30, 2009, we recorded foreign currency translation gains of $33,205,000, as compared to foreign currency translation losses of $2,000 for the three months ended June 30, 2008. During the six months ended June 30, 2009, we recorded foreign currency translation losses of $1,528,000, as compared to foreign currency translation gains of $40,969,000 for the six months ended June 30, 2008. The U.S. Dollar exchange rate relative to the Euro was approximately 1.405, 1.320 and 1.409 at June 30, 2009, March 31, 2009 and December 31 2008, respectively.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

     DISCONTINUED OPERATIONS: During the six months ended June 30, 2009, we decided to terminate our truck rental and containerized storage business units, disposed of a complete self-storage facility in connection with a condemnation proceeding and discontinued operations on a self-storage facility in connection with an eminent domain proceeding. As a result, we reclassified all of the historical revenues and expenses of these operations from revenues and expenses, into "discontinued operations." Included in discontinued operations is $3.5 million in expenses incurred in the six months ended June 30, 2009 related primarily to disposing of trucks used in our truck rental operations, a gain on sale of the sold self-storage facility of approximately $4.2 million, as well as an impairment charge on intangible assets of $8.2 million in connection with an eminent domain proceeding at one of our self-storage facilities.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     We have $584.9 million of cash on hand at June 30, 2009, and believe that these funds, together with our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions requirements to our shareholders for the foreseeable future.

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


                                                                            For the Six Months Ended
                                                                                      June 30,
                                                                         -----------------------------
                                                                             2009             2008
                                                                         -----------       -----------
                                                                              (Amount in thousands)
Net cash provided by operating activities (a).........................   $   542,248       $   511,190

Capital improvements to maintain our facilities.......................       (32,575)          (31,571)
                                                                         ------------       -----------
Remaining operating cash flow available for distributions to equity
   holders............................................................       509,673           479,619

Distributions to noncontrolling interests in subsidiaries.............        (8,247)           (8,595)
Distribution requirements paid to preferred partnership interests.....        (5,830)          (10,806)
                                                                         ------------       -----------
Cash from operations allocable to Public Storage shareholders.........       495,596           460,218
Distributions paid to Public Storage shareholders:
   Preferred share dividends..........................................      (116,216)         (120,666)
   Equity Shares, Series A dividends..................................       (10,262)          (10,712)
   Common shareholders and restricted share unitholders
   ($1.10 per share)..................................................      (185,850)         (185,602)
                                                                         ------------       -----------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................   $   183,268       $   143,238
                                                                         ============      ============

     (a)  Represents  net  cash  provided  by  operating   activities  for  each
          respective six month period as presented in our June 30, 2009 Condensed Consolidated Statements of Cash Flows.

     (b) Cash from operations available for principal payments on debt and reinvestment is not a substitute for cash flows from operations in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash  from  operations   available  for  principal  payments  on  debt  and
reinvestment increased from $143.2 million in the six months ended June 30, 2008 to $183.3 million in the six months ended June 30, 2009.

     In addition to cash on hand, other sources of readily available liquidity and capital resources include a $300 million revolving line of credit. The line of credit expires in March 2012 and there were no outstanding borrowings on the line of credit at August 7, 2009.

     We also have a loan receivable from Shurgard Europe totaling $550.5 million that matures on March 31, 2010. We expect that this loan will be repaid in full on the maturity date.

     Significant  requirements on our liquidity and capital  resources  include:
(i) capital improvements to maintain our facilities, (ii) distribution requirements to our shareholders to maintain our REIT status, (iii) debt service, (iv) acquisition and development commitments and (v) commitments to provide funding to Shurgard Europe for certain investing and financing activities.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2009, we expect approximately $72 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the six months ended June 30, 2009, we incurred capital improvements of approximately $32.6 million.

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

     Aggregate dividends paid during the six months ended June 30, 2009 totaled $116.2 million to the holders of our Cumulative Preferred Shares, $185.9 million to the holders of our common shares and restricted share units and $10.3 million to the holders of our Equity Shares, Series A. Although we have not finalized the calculation of our 2008 taxable income, we believe that the aggregate dividends paid in 2008 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During the first six months of 2009, we paid distributions totaling $5.8 million with respect to our Preferred Partnership Units. We expect distributions to the units to be approximately $3.6 million for the remainder of 2009, a reduction from the first half of the year due to unit repurchases. We expect our annual distribution requirement based upon preferred partnership units outstanding at June 30, 2009, to be approximately $7.3 million on a go forward basis. In addition, we estimate the annual distribution requirements with respect to our preferred shares outstanding at June 30, 2009, to be approximately $232.4 million, assuming no additional preferred share issuances or redemptions during 2009.

     For 2009, distributions with respect to the common shares will be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders. We anticipate that, at a minimum, quarterly distributions per common share for 2009 will be $0.55 per common share. For the third quarter of 2009, a quarterly distribution of $0.55 per common share has been declared by our Board of Trustees.

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

     We are required by the underlying governing documents to pay distributions to noncontrolling interests in subsidiaries based upon the operating cash flows of the underlying entities less any required reserves for capital expenditures or debt repayment. Such interests received a total of $8,247,000 during the six months ended June 30, 2009 and $8,595,000 for the same period in 2008, which represents our expectations with respect to future distribution levels.

     DEBT SERVICE REQUIREMENTS: At June 30, 2009, we have total outstanding debt of approximately $524.4 million. See Note 6 to our June 30, 2009 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize and repay the debt at maturity and not seek to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities or common shares.

     Our portfolio of real estate facilities remains substantially unencumbered. At June 30, 2009, we have secured debt outstanding of $231.8 million, which encumbers 90 self-storage facilities with an aggregate net book value of approximately $567.6 million.

     ACQUISITION AND DEVELOPMENT OF FACILITIES: During 2009, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake. We have a minimal development pipeline at June 30, 2009 and have no current plan to expand our development activities.

     EUROPEAN ACTIVITIES: At the end of February 2009, the maturity date of the loan owed by Shurgard Europe to Public Storage was extended to March 31, 2010. The loan totaled approximately $550.5 million at June 30, 2009.

     In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)185 million ($259.9 million as of June 30, 2009) for the acquisition. This commitment was also extended to March 31, 2010 and was originally for (euro)305 million, but was reduced as the result of refinancing one of the joint venture loans. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition.

     Shurgard Europe has a 20% interest in two joint ventures and one other partner owns 80% interest in each. The two joint ventures collectively had approximately (euro)233 million ($328 million) of outstanding debt payable to third parties at June 30, 2009, which is non-recourse to Shurgard Europe. In April 2009, Shurgard Europe obtained loan extensions on both of its joint venture loans. One of the joint venture loans, totaling (euro)112 million ($158 million), is now due May 2011 and the other joint venture loan, totaling
(euro)121 million ($170 million), is now due in July 2010. Both joint venture loans are secured by the joint ventures' respective facilities, and are not guaranteed by Public Storage or any third party.

     We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities. Our remaining obligation under this commitment totaled $66.4 million at June 30, 2009.

     We expect that Shurgard Europe will repay the existing loan due to us (and any additional borrowings pursuant to our commitment) no later than March 31, 2010 or sooner if capital markets become accessible and Shurgard Europe is able to raise capital on appropriate terms. Given the difficulty in the credit markets, it is possible that Shurgard Europe may not able to repay the loan prior to March 31, 2010. Our business operations are not dependent on the repayment of such the loan.

     In March 2009, Shurgard Europe's joint venture partner gave its "exit notice" with respect to one of the joint ventures. In June 2009, the joint venture partner withdrew its exit notice, with no impact upon the current or future operations or governance of the joint venture or the terms of the joint venture agreement.

     ACCESS TO CAPITAL: Over the past nine months, accessing capital through the equity or credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing common or preferred securities is not currently a viable option. We are not dependent, however, on raising capital to fund our operations or meet our obligations.

     Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our long-term growth strategies and debt obligations with (i) cash on hand at June 30, 2009, (ii) internally generated retained cash flows and (iii) depending upon current market conditions, proceeds from issuing equity securities. In general, our strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, notwithstanding current market conditions are not favorable.

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

     As of June 30, 2009, several of our series of preferred shares were redeemable at our option; however, we have not called these series for redemption. Although we may acquire these shares on the open market, it is not advantageous to redeem these shares at face pursuant to our redemption option at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

     In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

     REPURCHASES OF THE COMPANY'S EQUITY AND PREFERRED SECURITIES: Dislocations in capital markets have provided opportunities for the repurchase of our preferred and debt securities. During the six months ended June 30, 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions with a liquidation value of $24.6 million for approximately $17.5 million, including accrued dividends, reducing our ongoing dividend requirement by approximately $1.8 million per year. Also during the six months ended June 30, 2009, we repurchased certain of our Preferred Partnership Units in privately negotiated transactions with a carrying amount of $225 million for approximately $153 million, reducing our ongoing dividend requirement by approximately $14.4 million per year.

     On February 12, 2009, we acquired approximately $110 million face amount of our existing senior unsecured notes pursuant to a tender offer. The amounts paid in the tender were substantially less than what would have been paid if we were to repay this debt early subject to the prepayment premiums under the related debt agreement.

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the six months ended June 30, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through August 7, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     These acquisitions were funded by us with cash on hand. We continue to monitor the existing trading ranges of all our outstanding debt and equity securities for potential opportunities.

CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at June 30, 2009 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):


                                  Total          2009            2010          2011           2012           2013       Thereafter
                                ----------     ----------     ----------      ---------    ----------      ----------    ----------

Long-term debt (1) ............ $  631,423     $   25,977     $   41,643      $ 154,095    $   74,712      $  259,878    $   75,118

Operating leases (2)...........     99,684          3,497          5,858          5,315         5,321           5,201        74,492

Construction commitments (3)...      7,192          6,473            719              -             -               -             -
                                ----------     ----------     ----------      ---------    ----------      ----------    ----------
Total.......................... $  738,299     $   35,947     $   48,220      $ 159,410    $   80,033      $  265,079    $  149,610
                                ==========     ==========     ==========      =========    ==========      ==========    ==========



     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 6 to our June 30, 2009 condensed consolidated financial statements for additional information on our notes payable.

     (2) We lease land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3) Includes obligations for facilities under construction at June 30, 2009.

     We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

     We have no substantial construction commitments at June 30, 2009.

     OFF-BALANCE SHEET ARRANGEMENTS: At June 30, 2009 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares and preferred shares. At June 30, 2009, our debt as a percentage of total equity (based on book values) was 5.9%.

     Our preferred shares are not redeemable at the option of the holders. At June 30, 2009, our Series V, Series W, Series X, Series Y, Series Z, Series A and Series B preferred shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our June 30, 2009 condensed consolidated financial statements.

     Our market risk sensitive instruments include notes payable, which totaled $524,440,000 at June 30, 2009.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $268.5 million at June 30, 2009. We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling
(euro)391.9 million ($550.5 million) at June 30, 2009. We also have an obligation, in certain circumstances, to loan up to an additional (euro)185 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2009 (dollar amounts in thousands).


                            2009       2010        2011          2012         2013      Thereafter      Total     Fair Value
                         ----------- ---------- ------------ ------------- ------------ ------------ ------------ ------------

Fixed rate debt........  $   6,467   $  13,277  $   130,679  $    55,575    $  251,421  $    67,021  $   524,440  $   529,532
Average interest rate..       5.68%       5.68%        5.68%        5.70%         5.62%        5.50%
------------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $       -   $       -  $         -  $         -    $        -  $         -  $         -  $         -
Average interest rate..
------------------------------------------------------------------------------------------------------------------------------


     (1) Amounts include borrowings under our line of credit, which expires in 2012. As of June 30, 2009, we have no borrowings under our line of credit.

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to Public Storage's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Also, we have investments in certain unconsolidated entities. Since Public Storage does not control or manage these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          -----------------

     The  information  set forth under the heading "Legal Matters" in Note 12 to
the  Condensed   Consolidated   Financial   Statements  in  this  Form  10-Q  is
incorporated by reference in this Item 1.

ITEM 1A.  RISK FACTORS
          ------------

     The risk  factors set forth below update the  corresponding  risk factor in
Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factors below, you should carefully consider the other risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial position and results of operations.

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

     We have also assumed, based on Shurgard Storage Center, Inc.'s public filings and due diligence performed in connection with our acquisition of Shurgard, that Shurgard qualified as a REIT through the date of the Shurgard Merger on August 22, 2006. However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard to us as part of the Shurgard Merger).

WE ARE SUBJECT TO GOVERNMENTAL REGULATIONS AND ACTIONS THAT AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies. There can be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. On May 8, 2008, the Board of Trustees authorized an increase in the total repurchase authorization from 25,000,000 common shares to 35,000,000 common shares. During the six months ended June 30, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through August 7, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2009. During the six months ended June 30, 2009, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     We held our annual meeting of shareholders on May 7, 2009, and the following matters were voted on at the meeting:

     1. The election of the following members of our Board for the succeeding year or until their successors are duly qualified and elected:

                                                      Total Votes
                                        ----------------------------------------
           Name                         Total Votes For     Total Votes Withheld
      ---------------------------       ---------------     --------------------
      B. Wayne Hughes                   136,268,892                8,242,045
      Ronald L. Havner, Jr.             141,721,592                2,789,345
      Dann V. Angeloff                  128,731,490               15,779,448
      William C. Baker                  116,886,151               27,624,786
      John T. Evans                     143,192,863                1,318,075
      Tamara Hughes Gustavson           141,107,206                3,403,732
      Uri P. Harkham                    142,348,801                2,162,137
      B. Wayne Hughes, Jr.              141,104,545                3,406,393
      Harvey Lenkin                     141,534,760                2,976,178
      Gary E. Pruitt                    143,224,450                1,286,487
      Daniel C. Staton                  143,124,706                1,386,232




     2. Our Company's shareholders approved ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 2009. There were 142,670,717 votes cast for ratification; 1,748,559 votes cast against ratification; 91,661 votes abstained; and no broker nonvotes.


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

                                   DATED: August 7, 2009

                                   PUBLIC STORAGE

                                   By: /s/ John Reyes
                                       ---------------------------------
                                       John Reyes
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal financial officer
                                       and duly authorized officer)

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

10.14* Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004. Filed herewith.

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

10.25* Public Storage, Inc. Performance-Based Compensation Plan for Covered Employees. Filed with PSI's Current Report on Form 8-K dated May 11, 2005 (SEC File No. 001-0839) and incorporated herein by reference.

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