Form 10-Q/A
period 2009-06-30
Public Storage
filed 2009-08-10
CIK 1393311

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of August 5, 2009:

Common Shares of beneficial interest, $.10 par value per share - 169,513,148 shares

                                EXPLANATORY NOTE



The sole purpose of this Form 10-Q/A is to furnish the interactive data files as
Exhibit 101. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statement of Equity, (iv) the unaudited Condensed Consolidated Statements of Cash Flows and (v) the unaudited Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

                                 PUBLIC STORAGE

                              INDEX TO EXHIBITS (1)

                           (Items 15(a)(3) and 15(c))

Exhibit Number         Description
--------------         -----------

10.14* Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004. Filed previously.

12 Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed previously.

31.1         Rule 13a - 14(a) Certification. Filed previously.

31.2         Rule 13a - 14(a) Certification. Filed previously.

32           Section 1350 Certifications. Filed previously.

101 .INS**   XBRL Instance Document

101 .SCH**   XBRL Taxonomy Extension Schema

101 .CAL**   XBRL Taxonomy Extension Calculation Linkbase

101 .DEF**   XBRL Taxonomy Extension Definition Linkbase

101 .LAB**   XBRL Taxonomy Extension Label Linkbase

101 .PRE**   XBRL Taxonomy Extension Presentation Linkbase


     _    (1) SEC File No. 001-33519 unless otherwise indicated.

* Denotes management compensatory plan agreement or arrangement. ** Furnished herewith.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DATED: August 10, 2009

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