Form 10-Q
period 2009-09-30
Public Storage
filed 2009-11-09
CIK 1393311

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to               .
                               -------------    --------------

Commission File Number:  001-33519
                         ---------

                                 PUBLIC STORAGE
                                 --------------
             (Exact name of registrant as specified in its charter)

           Maryland                                     95-3551121
---------------------------------------- ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

701 Western Avenue, Glendale, California                91201-2349
---------------------------------------- ---------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080.
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

                                 [ ] Yes [X] No

Indicate the number of the registrant's outstanding common shares of beneficial interest, as of November 5, 2009:

Common Shares of beneficial interest, $.10 par value per share - 169,539,239 shares

                                 PUBLIC STORAGE

                                      INDEX


                                                                          Pages

PART I.    FINANCIAL INFORMATION
           ---------------------

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
              September 30, 2009 and December 31, 2008                        1

           Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September 30, 2009 and 2008         2

           Condensed Consolidated Statement of Equity
              for the Nine Months Ended September 30, 2009                    3

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2009 and 2008       4 - 5

           Notes to Condensed Consolidated Financial Statements          6 - 36

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations             37 - 63

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        64

Item 4.    Controls and Procedures                                           65

PART II.   OTHER INFORMATION (Items 3, 4 and 5 are not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 66

Item 1A.   Risk Factors                                                      66

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds  66 - 67

Item 6.    Exhibits                                                          67

                                 PUBLIC STORAGE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                   September 30,         December 31,
                                                                                       2009                  2008
                                                                                  ---------------       ---------------
                                      ASSETS

Cash and cash equivalents....................................................     $     670,928         $     680,701
Real estate facilities, at cost:
   Land......................................................................         2,715,851             2,716,254
   Buildings.................................................................         7,551,179             7,490,768
                                                                                  ---------------       ---------------
                                                                                     10,267,030            10,207,022
   Accumulated depreciation..................................................        (2,650,793)           (2,405,473)
                                                                                  ---------------       ---------------
                                                                                      7,616,237             7,801,549
   Construction in process...................................................            17,735                20,340
                                                                                  ---------------       ---------------
                                                                                      7,633,972             7,821,889

Investment in real estate entities...........................................           613,800               544,598
Goodwill, net................................................................           174,634               174,634
Intangible assets, net.......................................................            39,366                52,005
Loan receivable from Shurgard Europe.........................................           571,783               552,361
Other assets.................................................................           104,892               109,857
                                                                                  ---------------       ---------------
              Total assets...................................................     $   9,809,375         $   9,936,045
                                                                                  ===============       ===============
                              LIABILITIES AND EQUITY

Notes payable................................................................     $     521,662         $     643,811
Accrued and other liabilities................................................           236,461               212,353
                                                                                  ---------------       ---------------
         Total liabilities...................................................           758,123               856,164

Redeemable noncontrolling interests in subsidiaries (Note 7).................            12,810                12,777

Commitments and contingencies (Note 12)
Equity:
   Public Storage shareholders' equity:
    Cumulative Preferred Shares of beneficial interest, $0.01 par value,
       100,000,000 shares authorized, 886,140 shares issued (in series) and outstanding, (887,122 at December 31, 2008) at liquidation
       preference............................................................         3,399,777             3,424,327
    Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,392,420 shares issued and outstanding (168,279,732 at
      December 31, 2008).....................................................            16,840                16,829
    Equity Shares of beneficial interest, Series A, $0.01 par value,
       100,000,000 shares authorized, 8,377.193 shares issued and
       outstanding...........................................................                 -                     -
    Paid-in capital..........................................................         5,677,367             5,590,093
    Retained deficit.........................................................          (177,603)             (290,323)
    Accumulated other comprehensive loss.....................................           (12,275)              (31,931)
                                                                                  ---------------       ---------------
          Total Public Storage shareholders' equity..........................         8,904,106             8,708,995
   Equity of permanent noncontrolling interests in subsidiaries (Note 7) ....           134,336               358,109
                                                                                  ---------------       ---------------
      Total equity...........................................................         9,038,442             9,067,104
                                                                                  ---------------       ---------------
              Total liabilities and equity...................................     $   9,809,375         $   9,936,045
                                                                                  ===============       ===============

                            See accompanying notes.

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                  ----------------------------    ------------------------------
                                                                     2009             2008             2009             2008
                                                                  ------------    ------------    -------------    -------------

Revenues:
   Self-storage facilities...................................     $   378,207     $   392,738     $  1,121,076     $  1,197,781
   Ancillary operations......................................          27,800          26,946           81,741           83,693
   Interest and other income.................................           6,857          11,485           22,006           25,343
                                                                  ------------    ------------    -------------    -------------
                                                                      412,864         431,169        1,224,823        1,306,817
                                                                  ------------    ------------    -------------    -------------
Expenses:
  Cost of operations:
      Self-storage facilities................................         121,261         121,579          379,213          406,358
      Ancillary operations...................................           7,493           3,756           27,520           27,124
  Depreciation and amortization..............................          85,908          91,084          254,670          308,153
  General and administrative.................................           8,654           8,879           26,532           56,968
  Interest expense...........................................           7,289           9,099           22,705           35,187
                                                                  ------------    ------------    -------------    -------------
                                                                      230,605         234,397          710,640          833,790
                                                                  ------------    ------------    -------------    -------------
Income from continuing operations before equity in earnings
   of real estate entities, gains on disposition of real
   estate investments, net, casualty loss, gain on early
   retirement of debt and foreign currency exchange gain
   (loss)....................................................         182,259         196,772          514,183          473,027
Equity in earnings of real estate entities...................           8,824           6,318           39,033           13,679
Gains on disposition of real estate investments, net.........          30,573           1,024           33,295          342,797
Casualty loss................................................               -            (525)               -             (525)
Gain on early retirement of debt.............................               -               -            4,114                -
Foreign currency exchange gain (loss)........................          21,429         (53,172)          19,901          (12,203)
                                                                  ------------    ------------    -------------    -------------
Income from continuing operations............................         243,085         150,417          610,526          816,775
Discontinued operations......................................             866          (2,475)          (7,759)          (4,937)
                                                                  ------------    ------------    -------------    -------------
Net income...................................................         243,951         147,942          602,767          811,838
Net income allocated (to) from noncontrolling equity
   interests:
   Based upon income of the consolidated entities............          (6,642)        (10,611)         (21,284)         (28,352)
   Based upon repurchases of preferred partnership units.....               -               -           72,000                -
                                                                  ------------    ------------    -------------    -------------
Net income allocable to Public Storage shareholders..........     $   237,309     $   137,331     $    653,483     $    783,486
                                                                  ============    ============    =============    =============
Allocation of net income to (from) Public Storage
   shareholders:
   Preferred shareholders based on distributions paid........     $    58,108     $    60,333     $    174,324     $    180,999
   Preferred shareholders based on repurchases...............               -               -           (6,218)               -
   Equity Shares, Series A...................................           5,131           5,356           15,393           16,068
   Restricted share units ...................................             577             183            1,509            2,154
   Common shareholders.......................................         173,493          71,459          468,475          584,265
                                                                  ------------    ------------    -------------    -------------
                                                                  $   237,309     $   137,331     $    653,483     $    783,486
                                                                  ============    ============    =============    =============
Net income per common share - basic
   Continuing operations.....................................     $      1.02     $      0.44     $       2.83     $       3.50
   Discontinued operations...................................            0.01           (0.01)           (0.05)           (0.03)
                                                                  ------------    ------------    -------------    -------------
                                                                  $      1.03     $      0.43     $       2.78     $       3.47
                                                                  ============    ============    =============    =============
Net income per common share - diluted
   Continuing operations.....................................     $      1.02     $      0.43     $       2.83     $       3.49
   Discontinued operations...................................            0.01           (0.01)           (0.05)           (0.03)
                                                                  ------------    ------------    -------------    -------------
                                                                  $      1.03     $      0.42     $       2.78     $      3.46
                                                                  ============    ============    =============    =============

Basic weighted average common shares outstanding.............         168,373         168,133          168,344          168,248
                                                                  ============    ============    =============    =============
Diluted weighted average common shares outstanding...........         169,043         168,560          168,681          168,673
                                                                  ============    ============    =============    =============
Equity Shares, Series A (basic and diluted):
     Net income per share ...................................     $      0.61     $      0.61     $       1.84     $       1.84
                                                                  ============    ============    =============    =============
     Weighted average depositary shares......................           8,377           8,744            8,377            8,744
                                                                  ============    ============    =============    =============

                            See accompanying notes.
                                       2

                                 PUBLIC STORAGE
                   CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                    (Amounts in thousands, except share data)
                                   (Unaudited)

                                                                                                               Accumulated
                                                       Cumulative                                Retained         Other
                                                       Preferred       Common      Paid-in       Earnings     Comprehensive
                                                         Shares        Shares      Capital       (Defict)          Loss
                                                      -------------  ----------  -------------  ------------  -------------
Balance at December 31, 2008.......................   $  3,424,327   $  16,829   $  5,590,093   $  (290,323)  $  (31,931)
Repurchase of cumulative preferred shares (982,000
  shares) (Note 8).................................        (24,550)          -          7,015             -            -
Repurchase of preferred partnership units (Note 7).              -           -         72,000             -            -
Issuance of common shares in connection with
   share-based compensation (112,688 shares)
   (Note 10).......................................              -          11          1,888             -            -
Stock-based compensation expense, net of cash
   compensation in lieu of common shares (Note 10).              -           -          6,371             -            -
 Adjustments of redeemable noncontrolling
   interests in subsidiaries to liquidation value
   (Note 7)........................................              -           -              -          (256)           -
Net income.........................................              -           -              -       602,767            -
Net income allocated based upon income of the
   consolidated entities to (Note 7):
    Redeemable noncontrolling interests in
      subsidiaries.................................              -           -              -          (753)           -
    Permanent noncontrolling equity interests......              -           -              -       (20,531)           -
Distributions to equity holders:
   Cumulative preferred shares (Note 8)............              -           -              -      (174,324)           -
   Permanent noncontrolling interests in
     subsidiaries .................................              -           -              -             -            -
   Equity Shares, Series A ($1.838 per depositary
     share)........................................              -           -              -       (15,393)           -
   Holders of unvested restricted share units......              -           -              -        (1,006)           -
   Common Shares ($1.65 per share).................              -           -              -      (277,784)           -
Other comprehensive income: Currency translation
  adjustments (Note 2).............................              -           -              -             -       19,656
                                                      -------------  ----------  -------------  ------------  -------------
Balance at September 30, 2009......................   $  3,399,777   $  16,840   $  5,677,367   $  (177,603)  $  (12,275)
                                                      =============  ==========  =============  ============  =============

                                                                        Equity of
                                                       Total Public     Permanent
                                                         Storage      Noncontrolling
                                                       Shareholders'    Interests
                                                            Equity   In Subsidiaries  Total Equity
                                                      -------------- ---------------  ------------
Balance at December 31, 2008.......................   $  8,708,995   $    358,109     $ 9,067,104
Repurchase of cumulative preferred shares (982,000
  shares) (Note 8).................................        (17,535)             -         (17,535)
Repurchase of preferred partnership units (Note 7).         72,000       (225,000)       (153,000)
Issuance of common shares in connection with
   share-based compensation (112,688 shares)
   (Note 10).......................................          1,899              -           1,899
Stock-based compensation expense, net of cash
   compensation in lieu of common shares (Note 10).          6,371              -           6,371
 Adjustments of redeemable noncontrolling
   interests in subsidiaries to liquidation value
   (Note 7)........................................           (256)             -            (256)
Net income.........................................        602,767              -         602,767
Net income allocated based upon income of the
   consolidated entities to (Note 7):
    Redeemable noncontrolling interests in
      subsidiaries.................................           (753)             -            (753)
    Permanent noncontrolling equity interests......        (20,531)        20,531               -
Distributions to equity holders:
   Cumulative preferred shares (Note 8)............       (174,324)             -        (174,324)
   Permanent noncontrolling interests in
     subsidiaries .................................              -        (19,304)        (19,304)
   Equity Shares, Series A ($1.838 per depositary
     share)........................................        (15,393)             -         (15,393)
   Holders of unvested restricted share units......         (1,006)             -          (1,006)
   Common Shares ($1.65 per share).................       (277,784)             -        (277,784)
Other comprehensive income: Currency translation
  adjustments (Note 2).............................         19,656              -          19,656
                                                      -------------- ---------------  ------------
Balance at September 30, 2009......................   $  8,904,106   $    134,336     $ 9,038,442
                                                      ============== ===============  ============

                            See accompanying notes.
                                       3

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                             September 30,
                                                                                    -----------------------------
                                                                                         2009            2008
                                                                                    -------------   -------------
Cash flows from operating activities:
   Net income...............................................................        $   602,767     $   811,838
   Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on disposition of real estate investments, including amounts in
       discontinued operations..............................................            (39,313)       (342,797)
    Gain on early retirement of debt........................................             (4,114)              -
    Impairment charge on intangible asset...................................              8,205               -
    Depreciation and amortization including amounts in discontinued
       operations...........................................................            256,108         309,911
    Pro-rata share of PSB's income allocations from preferred repurchases...            (16,284)              -
    Distributions received from real estate entities in excess of other
       equity in earnings...................................................             13,391          17,792
    Foreign currency exchange (gain) loss...................................            (19,901)         12,203
    Adjustments for stock-based compensation, amortization of note premium,
       and other............................................................             36,670             314
                                                                                    -------------   -------------
       Total adjustments....................................................            234,762          (2,577)
                                                                                    -------------   -------------
       Net cash provided by operating activities............................            837,529         809,261
                                                                                    -------------   -------------
Cash flows from investing activities:
    Capital improvements to real estate facilities .........................            (52,449)        (72,629)
    Construction in process.................................................            (11,029)        (57,972)
    Acquisitions of real estate facilities..................................                  -         (31,608)
    Proceeds from the disposition of interest in Shurgard Europe (Note 3)...                  -         609,059
    Proceeds from sales of real estate and other real estate investments....             10,464           1,133
    Deconsolidation of Shurgard Europe (Note 3).............................                  -         (34,588)
    Acquisition of common stock of  PS Business Parks.......................            (17,825)              -
    Investment in Shurgard Europe...........................................                  -         (54,702)
    Other acquisitions of investments in real estate entities...............                  -         (11,961)
    Other investing activities..............................................             (4,321)         22,417
                                                                                    -------------   -------------
       Net cash (used in) provided by investing activities..................            (75,160)        369,149
                                                                                    -------------   -------------
Cash flows from financing activities:
    Principal payments on notes payable.....................................             (5,601)        (44,698)
    Redemption of senior unsecured notes payable............................           (109,622)              -
    Proceeds from borrowing on debt of Existing European Joint Ventures.....                  -          14,654
    Net proceeds from the issuance of common shares.........................              1,899           9,868
    Repurchases of common shares............................................                  -        (111,903)
    Repurchases of cumulative preferred shares..............................            (17,535)              -
    Repurchases of permanent noncontrolling equity interests................           (153,000)              -
    Distributions paid to Public Storage shareholders.......................           (468,507)       (475,569)
    Distributions paid to noncontrolling equity interests...................            (20,280)        (28,936)
                                                                                    -------------   -------------
       Net cash used in financing activities................................           (772,646)       (636,584)
                                                                                    -------------   -------------
Net (decrease) increase in cash and cash equivalents........................            (10,277)        541,826
Net effect of foreign exchange translation on cash..........................                504           2,024
Cash and cash equivalents at the beginning of the period....................            680,701         245,444
                                                                                    -------------   -------------
Cash and cash equivalents at the end of the period..........................        $   670,928     $   789,294
                                                                                    =============   =============

                            See accompanying notes.
                                       4

                                 PUBLIC STORAGE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                   (Continued)

                                                                                For the Nine Months Ended
                                                                                     September 30,
                                                                              -----------------------------
                                                                                  2009            2008
                                                                              -------------   -------------
Supplemental schedule of non cash investing and financing activities:

   FOREIGN CURRENCY TRANSLATION ADJUSTMENT:
       Real estate facilities, net of accumulated depreciation...........     $    (1,440)    $   (94,488)
       Construction in process...........................................               -            (956)
       Investment in real estate entities................................         (18,191)         31,410
       Intangible assets, net............................................               -          (4,536)
       Loan receivable from Shurgard Europe..............................         (19,422)         52,738
       Other assets......................................................               -          (3,699)
       Notes payable.....................................................               -          28,912
       Accrued and other liabilities.....................................               -           5,879
       Permanent noncontrolling interests in subsidiaries................               -           7,249
       Accumulated other comprehensive income............................          39,557         (20,485)

   Deconsolidation of Shurgard Europe (Note 3):
       Real estate facilities, net of accumulated depreciation...........               -       1,693,524
       Construction in process...........................................               -          10,886
       Investment in real estate entities................................               -        (594,330)
       Loan receivable from Shurgard Europe..............................               -        (618,822)
       Intangible assets, net............................................               -          78,135
       Other assets......................................................               -          68,486
       Notes payable.....................................................               -        (424,995)
       Accrued and other liabilities.....................................               -         (98,571)
       Permanent noncontrolling equity interests in subsidiaries.........               -        (148,901)

   Real estate disposed of in exchange for other asset...................           2,941               -
   Other asset received in exchange for disposal of real estate..........          (2,941)              -

   Real estate acquired in exchange for assumption of mortgage note......               -         (10,250)
   Mortgage note assumed in connection with the acquisition of real
          estate.........................................................               -          10,250

   Revaluation of notes payable:
       Notes payable.....................................................               -             224
       Other assets......................................................               -            (224)

   Revaluation of redeemable noncontrolling interests:
       Retained deficit..................................................            (256)              -
       Redeemable noncontrolling interests................................            256               -


                            See accompanying notes.
                                       5

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


1.   Description of the Business
     ---------------------------

              Public Storage (referred to herein as "the Company", "the Trust", "we", "us", or "our"), a Maryland real estate investment trust, was organized in 1980. Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use. Our self-storage facilities are located primarily in the United States ("U.S."). We also have interests in self-storage facilities located in seven Western European countries.

              At September 30, 2009, we had direct and indirect equity interests in 2,010 self-storage facilities located in 38 states operating under the "Public Storage" name, and 187 self-storage facilities located in Europe which operate under the "Shurgard Storage Centers" name. Included in the 2,010 self-storage facilities is one facility for which we discontinued operations during the nine months ended September 30, 2009 in connection with an eminent domain proceeding. We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. ("PSB") under the "PS Business Parks" name.

              Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm's review and audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Basis of Presentation
     ---------------------

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") as defined in the Financial Accounting Standards Board Accounting Standards Codification (the "Codification"), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 due to seasonality and other factors. The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

              Certain amounts previously reported in our December 31, 2008 and September 30, 2008 financial statements have been reclassified to conform to the September 30, 2009 presentation, including discontinued operations, the grouping of the separate captions "cumulative earnings" and "cumulative distributions" into "retained deficit" on our condensed consolidated balance sheet, as well as reclassifications required by newly implemented accounting standards described below.

              The Company has evaluated subsequent events through November 6, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission ("SEC"). As of November 6, 2009, there were no undisclosed subsequent events which required recognition or disclosure.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     Adjustments due to accounting  pronouncements becoming effective
     ----------------------------------------------------------------
     January 1, 2009
     ---------------

              On January 1, 2009, accounting standards promulgated by the FASB became effective which affected the classification of ownership interests other than those in the Company, such as limited partnership interests in entities that are consolidated in the financial statements of the Company. In accordance with these standards, we have reclassified the equity interests previously referred to as minority interests on our balance sheet at December 31, 2008 to "permanent noncontrolling interests in subsidiaries" or "redeemable noncontrolling interests in subsidiaries." These reclassifications increased equity by $351,640,000, increased retained deficit by $6,469,000, increased redeemable noncontrolling interests in subsidiaries by $12,777,000, and decreased minority interest by $364,417,000, as compared to the amounts previously presented as of December 31, 2008. On our condensed consolidated statement of income, income allocations to the aforementioned equity interests were reclassified from "minority interest in income", a reduction to income, to "income allocated to noncontrolling interests in subsidiaries," an allocation of net income in calculating net income allocable to our common shareholders. These adjustments increased net income $10,611,000 and $28,352,000 for the three and nine months ended September 30, 2008, respectively, but had no impact upon net income allocable to our common shareholders or on earnings per common share, as compared to amounts previously presented.

              In addition, FASB accounting standards became effective January 1,
     2009 which required the "two class" method of allocating income with respect to our restricted share units to determine basic and diluted earnings per common share. Previously, all restricted share units were included in weighted average diluted shares, using the treasury stock method. This change resulted in a decrease in income allocable to our common shareholders of approximately $183,000 and $2,154,000 and a decrease in diluted weighted average common shares outstanding of 359,000 and 315,000 for the three and nine months ended September 30, 2008, respectively. As a result of these changes, basic and diluted earnings per common share each decreased approximately $0.02 and $0.01, respectively, as compared to amounts previously presented for the nine months ended September 30, 2008. These changes had no impact on the basic and diluted earnings per common share amounts previously presented for the three months ended September 30, 2008.

     Consolidation Policy
     --------------------

              Pursuant to Codification Section 810-10-15-14, any entity where a) the equity is insufficient to finance its activities without additional subordinated financial support provided by any parties, or b) the equity holders as a group lack specific characteristics, as defined in the Codification, of a controlling financial interest, is considered a Variable Interest Entities ("VIE"). VIEs in which we are the primary beneficiary are consolidated. Entities that are not VIEs that we control are consolidated.

              When we are the general partner, we are presumed to control the partnership unless the limited partners possess either a) the substantive ability to dissolve the partnership or otherwise remove us as general partner without cause (commonly referred to as "kick-out rights"), or b) the right to participate in substantive operating and financial decisions of the limited partnership that are expected to be made in the course of the partnership's business.

              The accounts of the entities we control, along with the accounts of the VIE's for which we are the primary beneficiary, are included in our condensed consolidated financial statements, and all intercompany balances and transactions are eliminated. We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

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

              Collectively, at September 30, 2009, the Company and the Consolidated Entities own a total of 2,000 real estate facilities, consisting of 1,991 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.

              At September 30, 2009, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (referred to as the "Other Investments"). At September 30, 2009, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 186 self-storage facilities in Europe with 9.9 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

     Use of Estimates
     ----------------

              The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Income Taxes
     ------------

              For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust ("REIT"), as defined in Section 856 of the Internal Revenue Code. As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests. We believe we have met these tests during 2008 and we expect to meet these tests during 2009 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations. We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income. We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income. We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of September 30, 2009, as well as the nine month interim period ended September 30, 2009.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     Other Assets
     ------------

              Other assets primarily consist of prepaid expenses, investments in held-to-maturity debt securities, accounts receivable, interest receivable, and restricted cash.

     Accrued and Other Liabilities
     -----------------------------

              Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, losses and loss adjustment liabilities for our own exposures and estimated losses related to our tenant insurance activities. Contingent losses are accrued when they are determined to be probable, and to the extent that they are estimable. When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under "Legal Matters" in Note 12 "Commitments and Contingencies".

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

              For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating of at least AAA by Standard and Poor's, or investment grade (rated A1 by Standard and Poor's) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents. Any such cash and cash equivalents which are restricted from general corporate use (restricted cash) due to insurance or other regulations, or based upon contractual requirements, are included in other assets.

              Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

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

              At September 30, 2009, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in the exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

              We estimate the fair value of our notes payable to be $527,646,000 at September 30, 2009, based primarily upon discounting the future current cash flows under each respective note at an interest rate that approximates those of loans with similar credit quality and term to maturity.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     Goodwill
     --------

              Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill has an indeterminate life. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of September 30, 2009 and December 31, 2008 in our accompanying condensed consolidated balance sheets.

              We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value. No impairment of our goodwill was identified in our annual evaluation at December 31, 2008. No impairment indicators were noted as of September 30, 2009 which would have required an interim evaluation of goodwill for impairment.

     Intangible Assets
     -----------------

              We acquire finite-lived intangible assets representing primarily the estimated value of the tenants in place (a "Tenant Intangible") at the date of the acquisition of each respective acquired facility. Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period. With respect to each balance sheet date presented, accumulated amortization and original cost is eliminated in the disclosures below with respect to facilities where the related Tenant Intangibles are fully amortized.

              At September 30, 2009, our Tenant Intangibles have a net book value of $20,542,000 ($33,181,000 at December 31, 2008). Accumulated
     amortization with respect to properties where the related Tenant Intangibles had not yet become fully amortized totaled $13,592,000 at September 30, 2009 ($142,976,000 at December 31, 2008 with respect to properties where the related Tenant Intangibles had not yet become fully amortized).

              Amortization expense of $1,145,000 and $7,239,000 was recorded for our Tenant Intangibles for the three months ended September 30, 2009 and 2008, respectively and $4,434,000 and $47,372,000 was recorded for the nine months ended September 30, 2009 and 2008, respectively. Also during the nine months ended September 30, 2009, we recorded an impairment charge of $8,205,000 in connection with an eminent domain proceeding at one of our facilities. This impairment charge is reflected under "discontinued operations" on our condensed consolidated statement of income. The estimated future amortization expense for our finite-lived intangible assets will approximate $1 million for the remainder of 2009, $2 million annually in 2010 through 2012, and $1 million in 2013, with an aggregate of $13 million remaining to be amortized in 2014 and beyond.

              We also have an intangible asset representing the value of the "Shurgard" trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at September 30, 2009 and December 31, 2008. The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment. No impairments have been noted from any of our annual evaluations.

     Evaluation of Asset Impairment
     ------------------------------

              We evaluate our real estate and Tenant Intangibles for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets. If there is

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     excess carrying value over such future undiscounted cash flows, an impairment charge is booked for the excess of carrying value over the assets' estimated fair value. Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value. No impairment was identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, other than the impairment totaling $8,205,000 described above with respect to intangible assets recorded in the nine months ended September 30, 2009.

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

              We accrue for property tax expense based upon actual amounts billed for the related time periods and, in some circumstances due to taxing authority assessment timing and disputes of assessed amounts, estimates and historical trends. If these estimates are incorrect, the timing and amount of expense recognition could be affected. Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Such casualty losses and gains are included in "casualty loss" on our condensed consolidated statements of income.

     Foreign Currency Exchange Translation
     -------------------------------------

              The local  currency  is the  functional  currency  for the foreign operations for which we have an interest. Assets and liabilities included on our condensed consolidated balance sheets, including our equity investment in Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period. The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.459 U.S. Dollars per Euro at September 30, 2009 (1.409 at December 31, 2008), and average exchange rates of 1.428 and 1.504 for the three months ended September 30, 2009 and 2008, respectively and 1.365 and 1.521 for the nine months ended September 30, 2009 and 2008, respectively. Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized. See "Other Comprehensive Income" below for further information regarding our foreign currency translation gains and losses.

     Fair Value Accounting
     ---------------------

              In 2006, the FASB clarified in accounting pronouncements that "fair value" as the term is used in GAAP is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The Company adopted the provisions of these revised accounting pronouncements on January 1, 2008 with respect to

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     financial assets and liabilities and on January 1, 2009 with respect to non-financial assets and liabilities, which had no effect on our financial position, operating results or cash flows. See "Loan Receivable from Shurgard Europe" and "Financial Instruments" below, as well as "Redeemable Noncontrolling Interests in Subsidiaries" and "Other Permanent Noncontrolling Interests in Subsidiaries" in Note 7 for information regarding our fair value measurements.

     Loan Receivable from Shurgard Europe
     ------------------------------------

              As of September 30, 2009, we had a loan receivable from Shurgard Europe totaling $571,783,000 ($552,361,000 at December 31, 2008).

              The loan bears interest at a fixed rate of 7.5% per annum, and had an initial term of one year expiring March 31, 2009 which was extended by Shurgard Europe pursuant to the terms of the original note to March 31, 2010. If Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard (collectively, the "Existing European Joint Ventures"), we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)185 million ($269.9 million as of September 30, 2009). This commitment was also extended to March 31, 2010 and was originally for (euro)305 million, but was reduced as the result of refinancing one of the joint venture loans. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition. Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.

              The loan receivable from Shurgard Europe is denominated in Euros and is converted to U.S. Dollars for financial statement purposes. During each applicable period, because we expected repayment within two years of each respective balance sheet date, we have recognized foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar during the three and nine months ended September 30, 2009 and 2008. For the three and nine months ended September 30, 2009, we recorded interest income of approximately $6,038,000 and $17,012,000, respectively, related to the loan. For the three and nine months ended September 30, 2008, we recorded interest income of approximately and $6,152,000 and $12,471,000, respectively, related to the loan.

              Interest income for each period reflects the gross amount charged to Shurgard Europe less our 49% pro-rata portion which is reflected as part of our equity in earnings of real estate entities rather than interest and other income.

              Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk is minimal. In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor, and that the carrying value of the loan approximates fair value. The characteristics of the loan and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are "Level 3" inputs as the term is utilized in FASB Codification Section 820-10-35-52.

              See Note 13, "Subsequent Events" regarding our loan receivable from Shurgard Europe.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

              The  following   table   reflects  the  components  of  our  other
     comprehensive (loss) income, and our total comprehensive income, for each respective period:

                                                   For the Three Months Ended        For the Nine Months Ended
                                                         September 30,                    September 30,
                                                  -----------------------------    ------------------------------
                                                      2009            2008             2009             2008
                                                  -------------- --------------    -------------   --------------
                                                                    (Amounts in thousands)
     Net income................................    $   243,951     $   147,942      $   602,767      $   811,838
     Other comprehensive income (loss):
        Aggregate foreign currency translation
           adjustments for the period..........         27,244         (85,760)          39,557          (20,485)
        Less: foreign currency translation
           adjustments recognized during the
           period and reflected in "Gain
           (loss) on disposition of real
           estate investments".................              -               -                -          (37,854)
        Less: foreign currency translation
           adjustments reflected in net income
           as "Foreign currency (gain) loss"...        (21,429)         53,172          (19,901)          12,203
                                                  -------------- --------------    -------------   --------------
     Other comprehensive income (loss) income
           for the period......................          5,815         (32,588)          19,656          (46,136)
                                                  -------------- --------------    -------------   --------------
     Total comprehensive income................    $   249,766     $   115,354      $   622,423      $   765,702
                                                  ============== ==============    =============   =============

     Discontinued Operations
     -----------------------

              We segregate all of our discontinued operations that can be distinguished from the rest of the Company and will be eliminated from the ongoing operations of the Company. During the nine months ended September 30, 2009, we decided to terminate our truck rental and containerized storage business units. Truck operations ceased as of March 31, 2009, and the containerized operations have been actively marketed for sale and are expected to be fully disposed of by December 31, 2009. As a result, we reclassified all of the historical revenues and expenses of these operations from ancillary revenues and ancillary expenses, into "discontinued operations." Included in discontinued operations in the nine months ended September 30, 2009 are $3.5 million in truck disposal expenses, an $8.2 million impairment charge on intangible assets incurred in connection with an eminent domain proceeding and gains on disposition of real estate facilities of approximately $6.0 million.

     Net Income per Common Share
     ---------------------------

              We first allocate net income to our noncontrolling interests in subsidiaries (Note 7) and preferred shareholders to arrive at net income allocable to our common shareholders and Equity Shares, Series A. Net income allocated to preferred shareholders or noncontrolling interests in subsidiaries includes any excess of the cash required to redeem any preferred securities in the period over the net proceeds from the original issuance of the securities (or, if securities are redeemed for less than the original issuance proceeds, income allocated to the holders of the redeemed securities is reduced).

              The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security's participation rights in undistributed earnings.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

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

              The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income
     (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

                                                          For the Three Months Ended       For the Nine Months Ended
                                                                September 30,                    September 30,
                                                          ---------------------------     ---------------------------
                                                              2009           2008             2009          2008
                                                          ------------   ------------     ------------  -------------
                                                                            (Amounts in thousands)

 Net income allocable to common shareholders from
 ------------------------------------------------
  continuing operations and discontinued operations:
  --------------------------------------------------

  Net income allocable to common shareholders..........   $   173,493     $   71,459       $  468,475    $  584,265

  Eliminate: Discontinued operations allocable to
     common shareholders ..............................          (866)         2,475            7,759         4,937
                                                          ------------   ------------     ------------  -------------
  Net income from continuing operations allocable to
     common shareholders...............................   $   172,627     $   73,934       $  476,234    $  589,202
                                                          ============   ============     ============  =============
Weighted average common shares and equivalents
   outstanding:
   Basic weighted average common shares outstanding....       168,373        168,133          168,344       168,248
   Net effect of dilutive stock options - based on
     treasury stock method using average market price .           670            427              337           425
                                                          ------------   ------------     ------------  -------------
   Diluted weighted average common shares outstanding..       169,043        168,560          168,681       168,673
                                                          ============   ============     ============  =============

     Accounting Pronouncements Not Yet In Effect Which May Have an Impact on the
     ---------------------------------------------------------------------------
     Company
     -------

              In June 2009,  the FASB  issued  accounting  pronouncements  which become effective in our fiscal year ending December 31, 2010, and require restatement of previously reported financial statements on the new accounting basis. We have not yet determined whether these pronouncements will have an effect on our financial statements. One pronouncement affects accounting for Variable Interest Entities, by (i) eliminating the concept of a qualifying special purpose entity, (ii) replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity, and (iii) providing for additional disclosures about an entity's involvement with a variable interest entity. Another pronouncement affects the accounting for transfers of financial assets, by (i) eliminating the concept of a qualifying special purpose entity, (ii) amending the derecognition criteria for a transfer to be accounted for as a sale, and (iii) requiring additional disclosure over transfers accounted for as a sale.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

3.   Disposition of an Interest in Shurgard Europe
     ---------------------------------------------

              On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC, a newly formed Delaware limited liability company and the holding company for Shurgard Europe ("Shurgard Holdings"). We own the remaining 49% interest and are the managing member of Shurgard Holdings.

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

              The gain upon disposition of $304,011,000 and associated realized currency exchange gain totaling $37,854,000 are both included in the line-item "gains on disposition of real estate investments, net" in our condensed consolidated statement of income for the nine months ended September 30, 2008.

              The results of operations of Shurgard Europe have been included in our condensed consolidated statements of income for the three months ended March 31, 2008. Commencing with the quarter beginning April 1, 2008, our pro rata share of operations of Shurgard Europe is reflected on our condensed consolidated statement of income under equity in earnings of real estate entities.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

4.   Real Estate Facilities
     ----------------------

       Activity in real estate facilities is as follows:

                                                                Nine Months
                                                                   Ended
                                                               September 30,
                                                                   2009
                                                              ---------------
                                                               (Amounts in
                                                                thousands)

Operating facilities, at cost:
  Beginning balance.......................................     $ 10,207,022
  Capital improvements....................................           52,449
  Newly developed facilities opened for operations........           13,634
  Disposition of real estate facilities...................           (8,093)
  Impact of foreign exchange rate changes.................            2,018
                                                              ---------------
  Ending balance..........................................       10,267,030
                                                              ---------------
Accumulated depreciation:
  Beginning balance.......................................       (2,405,473)
  Depreciation expense....................................         (248,450)
  Disposition of real estate facilities...................            3,708
  Impact of foreign exchange rate changes.................             (578)
                                                              ---------------
  Ending balance..........................................       (2,650,793)
                                                              ---------------
Construction in process:
   Beginning balance......................................           20,340
   Current development....................................           11,029
   Newly developed facilities opened for operation........          (13,634)
                                                              ---------------
   Ending balance.........................................           17,735
                                                              ---------------
 Total real estate facilities at September 30, 2009.......     $  7,633,972
                                                              ===============

              During the nine months ended September 30, 2009, we sold an existing real estate facility as well as disposed of a portion of certain real estate facilities primarily in connection with condemnation proceedings, for aggregate cash proceeds totaling $10,464,000 and an other asset valued at $2,941,000. We recorded an aggregate gain of approximately $9,020,000, of which $6,018,000 is included in discontinued operations and $3,002,000 is included in "gains on disposition of real estate investments, net."

              Construction in process at September 30, 2009 includes the development costs relating primarily to various expansions to existing self-storage facilities.

5.   Investments in Real Estate Entities
     -----------------------------------

              The following table sets forth our investments in the real estate entities at September 30, 2009 and December 31, 2008, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


                                       Investments in Real Estate
                                               Entities at
                                     ------------------------------
                                     September 30,     December 31,
                                          2009             2008
                                     -------------     ------------
     PSB                              $   327,155       $   265,650
     Shurgard Europe................      272,668           264,145
     Other Investments..............       13,977            14,803
                                     -------------     ------------
         Total......................  $   613,800       $   544,598
                                     =============     ============

                                       Equity in Earnings of Real        Equity in Earnings of Real
                                         Estate Entities for the          Estate Entities for the
                                           Three Months Ended                Nine Months Ended
                                              September 30,                    September 30,
                                    ------------------------------     ------------------------------
                                        2009              2008             2009            2008
                                    -------------     ------------     ------------  ----------------
     PSB                               $   4,684       $    3,320      $  30,351      $   8,512
     Shurgard Europe................       3,631            2,260          7,239          3,717
     Other Investments..............         509              738          1,443          1,450
                                    -------------     ------------     ------------  ----------------
         Total......................   $   8,824       $    6,318      $  39,033      $  13,679
                                    =============     ============     ============  ================

              During the nine months ended September 30, 2009 and 2008, respectively, we received cash distributions from the Real Estate Entities totaling $36,140,000 and $31,741,000, respectively. Included in earnings recognized for the nine months ended September 30, 2009 is $16,284,000, representing our share of the earnings allocated from PSB's preferred shareholders, as a result of PSB's repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

              During the nine months ended September 30, 2009, in addition to the impact of earnings recognized and cash distributions received, our investments in real estate entities increased by $18,191,000 due to foreign currency translation adjustments and $17,825,000 due to our acquisition of an additional 383,333 shares of PSB common stock. During the three months ended September 30, 2009, we recorded a gain of $30,293,000 in connection with PSB's sale of common stock in a public offering, and this gain was included in "gains on disposition of real estate investments, net" on our condensed consolidated statements of income. Our investment in real estate entities increased by $30,293,000 as a result of this gain. See "Investment in PSB" below for further information on this gain.

     INVESTMENT IN PSB
     -----------------

              PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as "PSB"). At September 30, 2009, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space and manages certain of our commercial space.

              During the quarter ended September 30, 2009, PSB sold 3,450,000 shares of its common stock in a public offering for net proceeds of $153.6 million during the three months ended September 30, 2009. In accordance with EITF 08-6 "Equity Method Investment Considerations", we recognized a gain totaling $30,293,000 on the share issuance by PSB, as if we had sold a proportionate share of our investment in PSB.

              Concurrent with the public offering, we purchased an additional 383,333 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $17.8 million.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

              We have a 41.4% common equity interest in PSB as of September 30, 2009 (46% as of December 31, 2008), comprised of our ownership of 5,801,606 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership (5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units at December 31, 2008). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. Based upon the closing price at September 30, 2009 ($51.32 per share of PSB common stock), the shares and units had a market value of approximately $672.6 million as compared to a book value of $327.2 million.

              The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB's balances and not our pro-rata share.

                                                           2009         2008
                                                        -----------  -----------
                                                          (Amounts in thousands)
 For the nine months ended September 30,
 --------------------------------------
   Total revenue....................................... $  205,791   $ 212,571
   Costs of operations and general and administrative
      expense..........................................    (70,781)    (73,101)
   Depreciation and amortization.......................    (63,631)    (75,270)
   Other items.........................................       (817)     (1,957)
                                                        -----------  -----------
     Net income........................................ $   70,562   $  62,243
                                                        ===========  ===========


                                                        At September 30,  At December 31,
                                                             2009             2008
                                                        ---------------  ----------------
                                                          (Amounts in thousands)

   Total assets (primarily real estate)................  $ 1,571,321      $ 1,469,323
   Debt and other liabilities..........................      103,923          105,736
   Equity..............................................    1,467,398        1,363,587


     INVESTMENT IN SHURGARD EUROPE
     -----------------------------

              At September 30, 2009 we had a 49% equity investment in Shurgard Europe. As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3).

              For the three and nine months ended September 30, 2009, we recorded an aggregate of $3,631,000 and $7,239,000, respectively, in equity in earnings of Shurgard Europe. For the three and nine months ended September 30, 2008, we recorded an aggregate of $2,260,000 and $3,717,000, respectively, in equity in earnings of Shurgard Europe. During the nine months ended September 30, 2009 and 2008, our investment in Shurgard Europe increased by approximately $18,191,000 and decreased by $31,410,000, respectively, due to the impact of changes in foreign currency exchange rates, primarily between the Euro and the U.S. Dollar.

              The following table sets forth selected financial information of Shurgard Europe. These amounts are based upon 100% of Shurgard Europe's balances, rather than our pro rata share, and are based upon Public Storage's historical acquired book basis.

              Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008. Accordingly, only the amounts (net of intercompany eliminations) prior to April 1, 2008 are included in our consolidated financial statements.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


                                                              For the Three Months Ended    For the Nine Months Ended
                                                                     September 30,               September 30,
                                                          ------------------------------   ----------------------------
                                                               2009             2008          2009              2008
                                                          ------------    --------------   ------------    ------------
                                                                            (Amounts in thousands

   Self-storage and ancillary revenues..................  $   59,457       $   62,605      $  164,114      $   185,626
   Interest and other income (expense)..................         178              217             371              573
   Self-storage and ancillary cost of operations........     (25,546)         (25,721)        (74,929)         (79,284)
   Trademark license fee payable to Public Storage......        (423)            (450)         (1,169)          (1,510)
   Depreciation and amortization........................     (18,922)         (23,200)        (53,734)         (70,675)
   General and administrative...........................      (1,475)          (2,690)         (6,557)          (9,724)
   Interest expense on third party debt ................      (3,905)          (6,719)        (12,328)         (20,846)
   Interest expense on loan payable to Public Storage...     (11,839)         (12,063)        (33,356)         (34,861)
   Income (expenses) from foreign currency exchange ....         466           (2,006)            851           (1,351)
   Discontinued operations..............................           -               (6)              8              (26)
                                                          ------------    --------------   ------------    ------------
     Net loss (a).......................................  $   (2,009)      $  (10,033)     $  (16,729)     $   (32,078)
                                                          ============    ==============   ============    ============

     (a) Approximately $2,841,000 in net income and $2,133,000 in net loss was allocated to permanent noncontrolling equity interests in subsidiaries for the three months ended September 30, 2009 and 2008, respectively, of which $2,994,000 and $3,287,000, respectively, represented depreciation and amortization expense. During the nine months ended September 30, 2009 and 2008, approximately $3,019,000 in net income and $5,911,000 in net loss, respectively, was allocated to permanent noncontrolling equity interests in subsidiaries, of which $8,591,000 and $9,919,000, respectively, represented depreciation and amortization expense.

                                                     At September 30, At December 31,
                                                         2009            2008
                                                     --------------- ----------------
                                                         (Amounts in thousands)

   Total assets (primarily self-storage facilities)..  $ 1,667,710   $  1,615,370
   Total debt to third parties.......................      343,018        362,352
   Total debt to Public Storage......................      571,783        552,361
   Other liabilities.................................       82,409         82,247
   Equity............................................      670,500        618,410



              Our equity in earnings of Shurgard Europe for the three and nine months ended September 30, 2009 totaling $3,631,000 and $7,239,000, respectively, and $2,260,000 and $3,717,000 for the three and nine months ended September 30, 2008, respectively, are comprised of (i) losses of $2,377,000 and $9,677,000 for the respective 2009 periods and $3,871,000 and $8,690,000 for the respective 2008 periods, representing our 49% pro-rata share of Shurgard Europe's net loss for the respective periods and
     (ii) income of $6,008,000 and $16,916,000 for the respective 2009 periods and $6,131,000 and $12,407,000 for the respective 2008 periods, representing our 49% pro-rata share of the interest income and trademark license fees received from Shurgard Europe for the respective periods (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     OTHER INVESTMENTS
     -----------------

              At  September  30,  2009,  the  "other  investments"   include  an
     aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.

              The following table sets forth certain condensed financial information (representing 100% of these entities' balances and not our pro-rata share) with respect to the 19 facilities that we have an interest in at September 30, 2009:

                                              2009         2008
                                          -----------  -----------
                                           (Amounts in thousands)
 For the nine months ended
 -------------------------
 September 30,
 -------------
 Total revenue........................    $   12,512   $   12,910
 Cost of operations and other expenses        (4,776)      (4,840)
 Depreciation and amortization........        (1,515)      (1,578)
                                          -----------  -----------
     Net income.......................    $    6,221   $    6,492
                                          ===========  ===========

                                          At September 30,  At December 31,
                                                2009             2008
                                          ----------------  ---------------
                                               (Amounts in thousands)

 Total assets (primarily self- storage
     facilities)......................     $   37,624         $   40,168
 Total accrued and other liabilities..          1,075                888
 Total Partners' equity..............,         36,549             39,280

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

6.   Notes Payable and Line of Credit
     --------------------------------

              The carrying amounts of our notes payable at September 30, 2009 and December 31, 2008 consist of the following (dollar amounts in thousands):

                                                                              September 30,    December 31,
                                                                                  2009             2008
                                                                              --------------  --------------
                                                                                  (Amounts in thousands)

          UNSECURED NOTES PAYABLE:
          5.875%  effective and stated note rate,  interest only and payable
             semi-annually, matures in March 2013...........................  $    186,460     $    200,000
          5.73% effective rate,  7.75% stated note rate,  interest only and payable  semi-annually,  matures in  February  2011  (carrying amount  includes  $2,348 of  unamortized  premium at September
             30, 2009 and $7,433 at December 31, 2008) ....................        105,665          207,433

          SECURED NOTES PAYABLE:

          5.47% average effective rate fixed rate mortgage notes payable, secured by 89 real estate facilities with a net book value of
             $561,904 at September 30, 2009 and stated note rates between 4.95%
             and 8.00%, maturing at varying dates between October 2009 and
             August 2015 (carrying amount includes $4,393 of
             unamortized  premium  at  September 30,   2009  and  $5,634  at
             December 31, 2008) ............................................       229,537          236,378
                                                                              --------------  --------------
                 Total notes payable........................................   $   521,662      $   643,811
                                                                              ==============  ==============

              Substantially all of our debt was acquired in connection with a property or other acquisition, and in such cases an initial premium or discount is established for any difference between the stated note balance and estimated fair value. This initial premium or discount is amortized over the remaining term of the notes using the effective interest method. Estimated fair values are based upon discounting the future cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics and term to maturity. These inputs for fair value represent significant unobservable inputs, which are "Level 3" inputs as the term is defined in the Codification.

              At September 30, 2009, we have a revolving credit agreement (the "Credit Agreement") which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million. Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate ("LIBOR") plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2009). In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2009). We had no outstanding borrowings on our Credit Agreement at September 30, 2009 or at November 6, 2009. At September 30, 2009, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $18,270,000 ($17,736,000 at December 31, 2008).

              On February 12, 2009, we acquired $110,223,000 face amount ($113,736,000 book value) of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash (including costs

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     associated  with  the  tender  of  $414,000)  plus  accrued  interest.   In
     connection with this transaction, we recognized a gain of $4,114,000 for the nine months ended September 30, 2009, representing the difference between the book value of $113,736,000 and the retirement amount paid plus tender offer costs.

              Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at September 30, 2009.

              At September 30, 2009, approximate principal maturities of our notes payable are as follows (amounts in thousands):

                                     Unsecured    Mortgage Notes
                                   Notes Payable     Payable           Total
                                  -------------- ---------------   -------------
2009.........................     $         -    $     2,289        $    2,289
2010.........................           2,052         11,037            13,089
2011.........................         103,613         27,819           131,432
2012.........................               -         55,575            55,575
2013.........................         186,460         64,961           251,421
Thereafter...................               -         67,856            67,856
                                  -------------- ---------------   -------------
                                  $   292,125    $   229,537        $  521,662
                                  ============== ===============   =============
Weighted average effective rate          5.8%           5.5%              5.7%
                                  ============== ===============   =============

              We incurred interest expense (including interest capitalized as real estate totaling $547,000 and $1,630,000, respectively for the nine months ended September 30, 2009 and 2008) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $23,252,000 and $36,817,000 for the nine months ended September 30, 2009 and 2008, respectively. These amounts were comprised of
     $26,065,000 and $40,462,000 in cash paid for the nine months ended September 30, 2009 and 2008, respectively, less $2,813,000 and $3,645,000 in amortization of premium, respectively.

7.   Noncontrolling Interests in Subsidiaries
     ----------------------------------------

              In consolidation, we classify ownership interests in the net assets of each of the Consolidated Entities, other than our own, as "noncontrolling interests in subsidiaries." Interests that have the ability to require us, except in an entity liquidation, to redeem the underlying securities for cash, assets, or other securities that would not also be classified as equity are presented on our balance sheet outside of equity. At the end of each reporting period, if the book value is less than the estimated amount to be paid upon a redemption occurring on the related balance sheet date, these interests are increased to adjust to their estimated liquidation value (which approximates fair value), with the offset against retained earnings. All other noncontrolling interests in subsidiaries are presented as a component of equity, "permanent noncontrolling interests in subsidiaries."

              Redeemable Noncontrolling Interests in Subsidiaries
              ---------------------------------------------------

              At September 30, 2009, the Other Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities. At December 31, 2008, these interests were increased and retained earnings (deficit) was decreased by a total of $6,469,000 in connection with the implementation of SFAS No. 160, to adjust to their estimated liquidation value (which approximates fair value). We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

              During the three and nine months ended September 30, 2009, we allocated a total of $247,000 and $753,000, respectively, in income to these interests. During the same periods in 2008, we allocated a total of

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     $310,000 and $823,000, respectively, of income to these interests. During the nine months ended September 30, 2009, these interests were increased by $256,000 to adjust to their estimated liquidation value (which approximates fair value). During the nine months ended September 30, 2009 and 2008, we paid distributions to these interests totaling $976,000 and $926,000, respectively.

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

     Permanent Noncontrolling Interests in Subsidiaries
     --------------------------------------------------

              At September 30, 2009, the Other Permanent Noncontrolling Interests in Subsidiaries represent equity interests in 28 entities that own an aggregate of 94 self-storage facilities (the "Other Permanent
     Noncontrolling Interests in Subsidiaries") and our various preferred partnership units (the "Preferred Partnership Interests"). These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash or other assets, or other securities that would not also be classified as equity.

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

              In March 2009, we acquired all of the 6.40% Series NN preferred partnership units from a third party ($200.0 million carrying amount) for approximately $128.0 million, plus accrued and unpaid distributions from December 31, 2008 through the closing date. This transaction resulted in an increase in paid-in capital of approximately $72.0 million for the nine months ended September 30, 2009, based upon the excess of the carrying amount over the amount paid.

              Also in March 2009, we acquired all of the 6.25% Series Z preferred partnership units from a third party ($25.0 million carrying amount) for $25.0 million. This resulted in no increase in income allocated to the common shareholders as they were acquired at par.

              At September 30, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011). Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.

              During the three and nine months ended September 30, 2009, we allocated a total of $1,813,000 and $7,643,000, respectively, in income to these interests based upon distributions paid. During the same periods in 2008, we allocated a total of $5,403,000 and $16,209,000, respectively, in income to these interests based upon distributions paid.

              In addition, during the nine months ended September 30, 2009, we allocated $72,000,000 in income from these interests in determining net

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     income allocable to Public Storage shareholders based upon the aforementioned redemption of the 6.40% Series NN preferred partnership units for a cash payment that was $72,000,000 less than the related book value.


              Other Permanent Noncontrolling Interests in Subsidiaries
              --------------------------------------------------------


              At  September  30,  2009,  the  Other   Permanent   Noncontrolling
     Interests in Subsidiaries represent equity interests in 28 entities (generally partnerships) that own in aggregate 94 self-storage facilities.

              During the three and nine months ended September 30, 2009, we allocated a total of $4,582,000 and $12,888,000, respectively, in income to these interests. During the same periods in 2008, we allocated a total of $4,898,000 and $11,320,000, respectively, of income to these interests. During the nine months ended September 30, 2009 and 2008, we paid distributions to these interests totaling $11,661,000 and $11,801,000, respectively.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

8.   Public Storage Shareholders' Equity
     -----------------------------------

              Cumulative Preferred Shares
              ---------------------------

              At September 30, 2009 and December 31, 2008, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

                                                       At September 30, 2009          At December 31, 2008
                        Earliest                  ---------------------------     -------------------------
                       Redemption     Dividend       Shares       Liquidation       Shares      Liquidation
       Series             Date          Rate       Outstanding    Preference      Outstanding    Preference
---------------       ------------   ----------   ------------- -------------     -----------  ------------
                                                                  (Dollar amounts in thousands)
Series V                9/30/07         7.500%         6,200    $   155,000           6,900    $   172,500
Series W                10/6/08         6.500%         5,300        132,500           5,300        132,500
Series X               11/13/08         6.450%         4,800        120,000           4,800        120,000
Series Y                 1/2/09         6.850%       750,900         18,772         750,900         18,772
Series Z                 3/5/09         6.250%         4,500        112,500           4,500        112,500
Series A                3/31/09         6.125%         4,600        115,000           4,600        115,000
Series B                6/30/09         7.125%         4,350        108,750           4,350        108,750
Series C                9/13/09         6.600%         4,425        110,625           4,600        115,000
Series D                2/28/10         6.180%         5,400        135,000           5,400        135,000
Series E                4/27/10         6.750%         5,650        141,250           5,650        141,250
Series F                8/23/10         6.450%         9,893        247,325          10,000        250,000
Series G               12/12/10         7.000%         4,000        100,000           4,000        100,000
Series H                1/19/11         6.950%         4,200        105,000           4,200        105,000
Series I                 5/3/11         7.250%        20,700        517,500          20,700        517,500
Series K                 8/8/11         7.250%        16,990        424,756          16,990        424,756
Series L               10/20/11         6.750%         8,267        206,665           8,267        206,665
Series M                 1/9/12         6.625%        19,065        476,634          19,065        476,634
Series N                 7/2/12         7.000%         6,900        172,500           6,900        172,500
                                                  ------------- -------------     -----------  ------------
     Total Cumulative Preferred Shares               886,140    $ 3,399,777         887,122    $ 3,424,327
                                                  ============= =============     ===========  ============

              The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions. Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters. In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured. At September 30, 2009, there were no dividends in arrears.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

              Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

              During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V
     - 700,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13,230,000, Series C - 175,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2,695,000 and Series F - 107,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1,610,000. The carrying value of the shares repurchased totaled $23.8 million ($24.6 million liquidation preference less $0.8 million of original issuance costs), and exceeded the aggregate repurchase cost of $17.5 million by approximately $6.2 million. For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $6.2 million for the nine months ended September 30, 2009.

     Common Shares
     -------------

              Common Shares
              -------------

              During the nine months ended September 30, 2009, we issued 112,688 common shares in connection with employee stock-based compensation.

              Our Board of Trustees previously authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2009, we did not repurchase any of our common shares. Through September 30, 2009, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

              Equity Shares, Series A
              -----------------------

              At September  30, 2009 and December 31, 2008,  we had 8,377,193 of
     depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A. The Equity Shares, Series A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share. Distributions with respect to each depositary share shall be the lesser of: (i) five times the per share dividend on our common shares or (ii) $2.45 per annum. We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders. During the nine months ended September 30, 2009 and 2008, we paid quarterly distributions to the holders of the Equity Shares, Series A of $0.6125 per share for each of the quarters ended March 31, June 30 and September 30.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

              Equity Shares, Series AAA
              -------------------------

              In  November  1999,  we sold  $100,000,000  (4,289,544  shares) of
     Equity Shares, Series AAA ("Equity Shares AAA") to a newly formed joint venture. The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders. During the nine months ended September 30, 2009 and 2008, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31, June 30 and September 30. For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation.

              Dividends
              ---------

              The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code. Common share dividends totaled $93.0 million ($0.55 per share) and $92.9 million ($0.55 per share), for the three months ended September 30, 2009 and 2008, respectively, and $278.8 million ($1.65 per share) and $278.5 million ($1.65 per share), for the nine months ended September 30, 2009 and 2008, respectively. Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) and $5.4 million ($0.6125 per share), for the three months ended September 30, 2009 and 2008, respectively, and totaled $15.4 million ($1.838 per share) and $16.1 million ($1.838 per share), for the nine months ended September 30, 2009 and 2008, respectively. Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,399,777,000 at September 30, 2009 ($3,424,327,000 at December 31, 2008) and dividends aggregating $58.1 million and $60.3 million for the three months ended September 30, 2009 and 2008, respectively, and $174.3 million and $181.0 million for the nine months ended September 30, 2009 and 2008, respectively.

9.   Related Party Transactions
     --------------------------

              Mr. Hughes, Public Storage's Chairman of the Board of Trustees, and his family (collectively the "Hughes Family") have ownership interests in, and operate approximately 51 self-storage facilities in Canada using the "Public Storage" brand name ("PS Canada") pursuant to a royalty-free trademark license agreement with Public Storage. We currently do not own any interests in these facilities nor do we own any facilities in Canada. The Hughes Family owns approximately 18% of our common shares outstanding at September 30, 2009. We have a right of first refusal to acquire the stock or assets of the corporation that manages the 51 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them. However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

              We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada. During the nine months ended September 30, 2009 and 2008, we received $479,000 and $649,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities. Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

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

              For the three and nine months ended September 30, 2009, we recorded $900,000 and $2,400,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $904,000 and $2,271,000 for the same periods in 2008.

              A total of 1,485,000 stock options were granted during the nine months ended September 30, 2009, 42,662 shares were exercised, and 118,000 shares were forfeited. A total of 3,721,670 stock options were outstanding at September 30, 2009 (2,397,332 at December 31, 2008).

              Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

              Restricted Share Units
              ----------------------

              Outstanding restricted share units vest over a five or eight-year period from the date of grant ratably. The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted share units outstanding. Such compensation is accounted for as dividends paid. Any dividends paid on units which are subsequently forfeited are expensed. Upon vesting, the employee receives common shares equal to the number of vested restricted share units in exchange for the units.

              The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the service period, net of estimates for future forfeitures, as compensation expense. The related employer portion of payroll taxes is expensed as incurred.

              During the nine months ended September 30, 2009, 105,050 restricted share units were granted, 62,753 restricted share units were forfeited and 111,803 restricted share units vested. This vesting resulted in the issuance of 70,026 common shares. In addition, cash compensation totaling $3,082,000 was paid to employees in lieu of 41,777 common shares based upon the market value of the shares at the date of vesting, and used to settle the employees' tax liability generated by the vesting.

              At September 30, 2009, approximately 560,706 restricted share units were outstanding (630,212 at December 31, 2008). A total of $2,460,000 and $7,053,000 in restricted share expense was recorded for the three and nine months ended September 30, 2009, respectively, as compared to $2,601,000 and $7,492,000 for the same periods in 2008. Restricted share expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

              See  also  "net  income  per  common   share"  above  for  further
     discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

11.  Segment Information
     -------------------

              Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics. Each of our segments is evaluated by management based upon net segment income. Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.

              We had previously grouped our Commercial Segment with other ancillary activities such as reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, merchandise sales, truck rentals, and containerized storage. Due to the termination of our containerized storage and truck rental operations, these other ancillary activities as a group have become less significant and as a result are no longer allocated to a particular reportable segment. We have adjusted the classification of the "Presentation of Segment Information" below with respect to prior periods to be consistent with our current segment definition.

              Following is the description of and basis for presentation for each of our segments.

              Domestic Self Storage Segment
              -----------------------------

              The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment. It includes the operations of the 1,991 self storage facilities owned by the Company and the Consolidated Entities, as well as our equity share of the 19

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

     self-storage facilities that we account for on the equity method. None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment. At September 30, 2009, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.6 billion ($7.8 billion at December 31, 2008), Tenant Intangibles with a book value of approximately $20.5 million ($33.2 million at December 31, 2008), and the Other Investments with a net book value of $14.0 million ($14.8 million at December 31, 2008). Substantially all of our other assets totaling $104.9 million, and our accrued and other liabilities totaling $236.5 million, ($109.9 million and $212.4 million, respectively, at December 31, 2008) are directly associated with the Domestic Self-Storage segment.

              Europe Self-Storage Segment
              ---------------------------

              The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that makes the financing, capital allocation, and other significant decisions for this operation. The Europe Self-Storage segment presentation includes all of the revenues, expenses, and operations of Shurgard Europe to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, includes our equity share of Shurgard Europe's operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe. At September 30, 2009, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $272.7 million ($264.1 million at December 31, 2008) and a loan receivable from Shurgard Europe totaling (euro)391.9 million ($571.8 million) ($552.4 million at December 31, 2008).

              Commercial Segment
              ------------------

              The Commercial segment comprises our investment in PSB, a self-managed Real Estate Investment Trust with a separate management team that makes the financing, capital allocation and other significant decisions. The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB. The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities. At September 30, 2009, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $327.2 million ($265.7 million at December 31, 2008).

              Presentation of Segment Information
              -----------------------------------

              The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

For the three months ended September 30, 2009

                                                                                                       Other Items
                                                        Domestic          Europe                     Not Allocated to     Total
                                                      Self-Storage     Self Storage    Commercial         Segments     Consolidated
                                                      -------------   -------------   -------------  ----------------  -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $    378,207     $        -      $        -      $        -      $   378,207
   Ancillary operations..........................                -              -           3,753          24,047           27,800
   Interest and other income.....................                -          6,254               -             603            6,857
                                                      -------------   -------------   -------------  ----------------  -------------
                                                           378,207          6,254           3,753          24,650          412,864
                                                      -------------   -------------   -------------  ----------------  -------------
Expenses:
  Cost of operations:
      Self-storage facilities....................          121,261              -               -               -          121,261
      Ancillary operations.......................                -              -           1,440           6,053            7,493
  Depreciation and amortization..................           85,256              -             652               -           85,908
  General and administrative.....................                -              -               -           8,654            8,654
  Interest expense...............................                -              -               -           7,289            7,289
                                                      -------------   -------------   -------------  ----------------  -------------
                                                           206,517              -           2,092          21,996          230,605
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations before equity
   in earnings of real estate entities, gains on
   disposition of other real estate investments,
   net and foreign currency exchange gain........          171,690          6,254           1,661           2,654          182,259

Equity in earnings of real estate entities.......              509          3,631           4,684               -            8,824
Gains on disposition of other real estate
   investments, net..............................                -              -          30,293             280           30,573
Foreign currency exchange gain...................                -         21,429               -               -           21,429
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations................          172,199         31,314          36,638           2,934          243,085
Discontinued operations..........................                -              -               -             866              866
                                                      -------------   -------------   -------------  ----------------  -------------
Net income.......................................     $    172,199     $   31,314      $   36,638      $    3,800      $   243,951
                                                      =============   =============   =============  ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


For the three months ended September 30, 2008
                                                                                                       Other Items
                                                        Domestic          Europe                     Not Allocated to     Total
                                                      Self-Storage     Self Storage    Commercial         Segments     Consolidated
                                                      -------------   -------------   -------------  ----------------  -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $  392,738      $        -      $         -      $        -      $  392,738
   Ancillary operations..........................              -               -            3,745          23,201          26,946
   Interest and other income.....................              -           6,380                -           5,105          11,485
                                                      -------------   -------------   -------------  ----------------  -------------
                                                         392,738           6,380            3,745          28,306         431,169
                                                      -------------   -------------   -------------  ----------------  -------------
Expenses:
  Cost of operations:
      Self-storage facilities....................        121,579               -                -               -         121,579
      Ancillary operations.......................              -               -            1,555           2,201           3,756
  Depreciation and amortization..................         90,432               -              652               -          91,084
  General and administrative.....................              -               -                -           8,879           8,879
  Interest expense...............................              -               -                -           9,099           9,099
                                                      -------------   -------------   -------------  ----------------  -------------
                                                         212,011               -            2,207          20,179         234,397
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations before equity
   in earnings of real estate entities, gains on
   disposition of other real estate investments,
   net, casualty loss and foreign currency
   exchange loss.................................        180,727           6,380            1,538           8,127         196,772

Equity in earnings of real estate entities.......            738           2,260            3,320               -           6,318
Gains on disposition of other real estate
   investments, net..............................              -               -                -           1,024           1,024
Casualty loss....................................              -               -                -            (525)           (525)
Foreign currency exchange loss...................              -         (53,172)               -               -         (53,172)
                                                      -------------   -------------   -------------  ----------------  -------------
Income (loss) from continuing operations.........        181,465         (44,532)           4,858           8,626         150,417
Discontinued operations..........................              -               -                -          (2,475)         (2,475)
                                                      -------------   -------------   -------------  ----------------  -------------
Net income.......................................     $  181,465      $  (44,532)     $     4,858      $    6,151      $  147,942
                                                      =============   =============   =============  ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


For the nine months ended September 30, 2009

                                                                                                       Other Items
                                                        Domestic          Europe                     Not Allocated to     Total
                                                      Self-Storage     Self Storage    Commercial         Segments     Consolidated
                                                      -------------   -------------   -------------  ----------------  -------------
                                                                                 (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $  1,121,076     $        -      $        -      $       -      $  1,121,076
   Ancillary operations..........................                -              -          11,124         70,617            81,741
   Interest and other income.....................                -         17,608               -          4,398            22,006
                                                      -------------   -------------   -------------  ----------------  -------------
                                                         1,121,076         17,608          11,124         75,015         1,224,823
                                                      -------------   -------------   -------------  ----------------  -------------
Expenses:
  Cost of operations:
      Self-storage facilities....................          379,213              -               -              -           379,213
      Ancillary operations.......................                -              -           4,309         23,211            27,520
  Depreciation and amortization..................          252,366              -           2,304              -           254,670
  General and administrative.....................                -              -               -         26,532            26,532
  Interest expense...............................                -              -               -         22,705            22,705
                                                      -------------   -------------   -------------  ----------------  -------------
                                                           631,579              -           6,613         72,448           710,640
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations before equity in
   earnings of real estate entities, gains on
   disposition of other real estate investments,
   net, gain on early retirement of debt and
   foreign currency exchange gain................          489,497         17,608           4,511          2,567           514,183

Equity in earnings of real estate entities.......            1,443          7,239          30,351              -            39,033
Gains on disposition of other real estate
   investments, net..............................                -              -          30,293          3,002            33,295

Gain on early retirement debt....................                -              -               -          4,114             4,114
Foreign currency exchange gain...................                -         19,901               -              -            19,901
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations................          490,940         44,748          65,155          9,683           610,526
Discontinued operations..........................                -              -               -         (7,759)           (7,759)
                                                      -------------   -------------   -------------  ----------------  -------------
Net income.......................................     $    490,940     $   44,748      $   65,155      $   1,924      $    602,767
                                                      =============   =============   =============  ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009


For the nine months ended September 30, 2008

                                                                                                       Other Items
                                                        Domestic          Europe                     Not Allocated to     Total
                                                      Self-Storage     Self Storage    Commercial         Segments     Consolidated
                                                      -------------   -------------   -------------  ----------------  -------------
                                                                                   (Amounts in thousands)
Revenues:
   Self-storage facilities.......................     $  1,143,059     $   54,722      $        -      $        -      $ 1,197,781
   Ancillary operations..........................                -          4,913          11,546          67,234           83,693
   Interest and other income.....................                -         12,912               -          12,431           25,343
                                                      -------------   -------------   -------------  ----------------  -------------
                                                         1,143,059         72,547          11,546          79,665        1,306,817
                                                      -------------   -------------   -------------  ----------------  -------------
Expenses:
  Cost of operations:
      Self-storage facilities....................          381,704         24,654               -               -          406,358
      Ancillary operations.......................                -          1,409           4,789          20,926           27,124
  Depreciation and amortization..................          284,036         21,871           2,246               -          308,153
  General and administrative.....................                -         30,044               -          26,924           56,968
  Interest expense...............................                -          6,597               -          28,590           35,187
                                                      -------------   -------------   -------------  ----------------  -------------
                                                           665,740         84,575           7,035          76,440          833,790
                                                      -------------   -------------   -------------  ----------------  -------------
Income (loss) from continuing operations before
   equity in earnings of real estate entities,
   gains on disposition of other real estate
   investments, net, casualty loss and foreign
   currency exchange loss........................          477,319        (12,028)          4,511           3,225          473,027

Equity in earnings of real estate entities.......            1,450          3,717           8,512               -           13,679
Gains on disposition of other real estate
   investments, net..............................                -        341,865               -             932          342,797
Casualty loss....................................                -              -               -            (525)            (525)
Foreign currency exchange loss...................                -        (12,203)              -               -          (12,203)
                                                      -------------   -------------   -------------  ----------------  -------------
Income from continuing operations................          478,769        321,351          13,023           3,632          816,775
Discontinued operations..........................                -              -               -          (4,937)          (4,937)
                                                      -------------   -------------   -------------  ----------------  -------------
Net income (loss)................................     $    478,769     $  321,351      $   13,023      $   (1,305)     $   811,838
                                                      =============   =============   =============  ================  =============

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

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

              Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000. We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000. At September 30, 2009, there were approximately 596,000 certificate holders participating in this program in the U.S. representing aggregate coverage of approximately $1.3 billion. We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states. No assurance can be given that this activity can continue to be conducted in any given jurisdiction.

                                 PUBLIC STORAGE
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2009

         Operating Lease Obligations
         ---------------------------

              We lease land, equipment and office space under various operating leases. At September 30, 2009, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $2 million for the remainder of 2009, $6 million in 2010, $5 million per year in 2011 - 2013, and an aggregate of $76 million in payments thereafter.

              Expenses under operating leases were approximately $1.3 million and $4.0 million for the three and nine months ended September 30, 2009, respectively, as compared to $1.4 million and $4.0 million for the same periods in 2008.

13.  Subsequent Events
     -----------------

              Effective October 31, 2009, we extended the maturity date to March 31, 2013 for our existing (euro)391.9 million ($571.8 million at September 30, 2009) loan to Shurgard Europe. Under the terms of the extension, the existing 7.5% rate of interest increased to 9.0% per annum (effective November 1, 2009). All other material terms and covenants remain the same.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     FORWARD LOOKING STATEMENTS: This document contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. Risk that could impact our performance and results include, but are not limited to, those described in Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K and in this Form 10-Q, in our other filings with the Securities and Exchange Commission, and the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax laws, including property tax rates and assessments, real estate and zoning laws and regulations, and the impact of natural disasters;

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

     o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters and real estate investment trusts ("REITs"), and risks related to the impact of existing or potential new laws and regulations;

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

     Our forward-looking statements speak only as of the date of this report or as of the dates indicated in the statements. We assume no obligation to update, revise or supplement publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

     CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. The notes to our September 30, 2009 condensed consolidated financial statements, primarily
Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

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

     IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate and other intangible assets which are long-lived assets. The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment. Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

     ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable or amortizable long-lived assets. We record depreciation and amortization expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

     ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 12 to our September 30, 2009 condensed consolidated financial statements.

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

     We  currently  operate  within  three  reportable  segments:  (i)  Domestic
Self-Storage, (ii) Europe Self-Storage and (iii) Commercial. The Domestic Self-Storage segment comprises the direct and indirect ownership, development, and operation of storage facilities in the U.S. Our Europe Self-Storage segment comprises our equity interest in the self-storage through our 49% ownership in Shurgard Europe and its associated activities in seven countries in Western Europe. Our Commercial segment includes our commercial property operations, directly and through our 41.4% ownership interest in PS Business Parks, Inc. ("PSB"), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol "PSB" (as of September 30, 2009, PSB owned and operated 19.6 million rentable square feet of commercial space). See "Investment in PSB" under "Equity in Earnings of Real Estate Entities" below for information regarding transactions related to our investment in PSB recorded during the three months ended September 30, 2009. Our other activities including (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) merchandise sales at our self-storage facilities and (iii) management of self-storage facilities owned by third-party owners and domestic facilities owned by the affiliated entities that are not consolidated are not allocated to any segment.

     During the three months ended March 31, 2009, we decided to terminate our containerized storage and truck rental operations. Accordingly, the related results of operations have been included in discontinued operations on our condensed consolidated statements of income. Our self-storage facilities in the U.S. comprise approximately 92% of our operating revenue for each of the three and nine months ended September 30, 2009, and represent the primary driver of growth in our net income and cash flows from operations. In addition, much of our ancillary revenues are derived at our self-storage facility locations, either from our existing self-storage customer base or from the customer traffic within our self-storage facilities. Accordingly, a large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses in our self-storage facilities.

     The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in both the U.S. and Europe has softened and, as a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenues in each of our operating segments.

     An important determinant of our long-term growth is the expansion of our asset base and deployment of capital. Acquisitions of self-storage facilities have been minimal over the past year as we continue to monitor seller expectations and wait for better opportunities that may come about as certain local developers, who raised capital through the issuance of debt, endeavor to refinance such debt in the near-term, but face the current tight credit markets as well as pressure on operating cash flow due to the current difficult operating environment and may be more likely to consider liquidating their facilities. There can be no assurance that such opportunities may arise either in the short or long-term.

     While historically we have developed real estate facilities, our current development of real estate facilities has been minimized due to the existing economic environment and our belief that our capital can be more effectively put to use in other ways.

     We currently have $670.9 million in cash and cash equivalents on hand at September 30, 2009, and continue to evaluate opportunities to effectively deploy this capital, primarily either through the acquisition of facilities or through the opportunistic acquisition of our own debt and equity securities. We acquired $110.2 million of our outstanding senior unsecured notes during February 2009 and we acquired, for $24.6 million, certain of our preferred securities in March 2009 at a substantial discount to liquidation value. Also during March 2009, we acquired for $153.0 million, certain of our preferred partnership units at a substantial discount to their carrying amount.

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009:
     ----------------------------------------------------------------

     Net income for the three months ended September 30, 2009 was $244.0 million compared to $147.9 million for the same period in 2008, representing an increase of $96.1 million. This increase is primarily due to a foreign currency exchange gain totaling $21.4 million in the three months ended September 30, 2009 as compared to a foreign currency exchange loss totaling $53.2 million in the same period in 2008 and a gain on disposition of $30.3 million related to an equity offering by PS Business Parks, Inc. ("PSB"), offset partially by a $16.2 million reduction in net operating income with respect to our Same Store Facilities.

     Revenues for the Same Store Facilities decreased 4.6% or $16.9 million in the quarter ended September 30, 2009 as compared to the same period in 2008, due to a 4.2% reduction in realized rent per occupied square foot, combined with a 1.0% reduction in average occupancies. Cost of operations for the Same Store Facilities declined 0.6% or $0.7 million in the quarter ended September 30, 2009 as compared to the same period in 2008. Net operating income for our Same Store Facilities decreased 6.3% or $16.2 million in the quarter ended September 30, 2009 as compared to the same period in 2008.

     For the three months ended September 30, 2009, net income allocable to our common shareholders (after allocating net income to our noncontrolling interests, preferred and equity stock shareholders, and holders of restricted share units) was $173.5 million or $1.03 per common share on a diluted basis compared to $71.5 million or $0.42 per common share for the same period in 2008, representing an increase of $102.0 million or $0.61 per common share on a diluted basis. These increases are primarily due to the net impact of the factors described above.

     OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009:
     ---------------------------------------------------------------

     Net income for the nine months ended September 30, 2009 was $602.8 million compared to $811.8 million for the same period in 2008, representing a decrease of $209.0 million. This decrease is primarily due to (i) a gain of $341.8 million in the nine months ended September 30, 2008 related to our disposition of an interest in Shurgard Europe, (ii) a $28.6 million reduction in net operating income with respect to our Same Store Facilities, and (iii) an impairment charge included in discontinued operations with respect to intangible assets totaling $8.2 million in the nine months ended September 30, 2009, partially offset by (iv) a gain on disposition of $30.3 million related to an equity offering by PSB, (v) a foreign exchange gain of $19.9 million during the nine months ended September 30, 2009 as compared to a loss of $12.2 million during the same period in 2008, (vi) a $31.6 million reduction in depreciation and amortization related to our domestic assets, primarily representing reduced intangible amortization, and (vii) a reduction in general and administrative expenses due to $27.9 million in incentive compensation incurred in the nine months ended September 30, 2008 related to our disposition of an interest in Shurgard Europe.

     Revenues for the Same Store Facilities decreased 3.0% or $32.3 million in the nine months ended September 30, 2009 as compared to the same period in 2008, due to a 2.5% reduction in realized rent per occupied square foot, combined with a 1.0% reduction in average occupancies. Cost of operations for the Same Store Facilities declined 1.0% or $3.6 million in the nine months ended September 30, 2009 as compared to the same period in 2008. Net operating income for our Same Store Facilities decreased 4.0% or $28.6 million for the nine months ended September 30, 2009 as compared to the same period in 2008.

     For the nine months ended September 30, 2009, net income allocable to our common shareholders (after allocating net income to our noncontrolling interests, preferred and equity stock shareholders, and holders of restricted share units) was $468.5 million or $2.78 per common share on a diluted basis compared to $584.3 million or $3.46 per common share for the same period in 2008, representing a decrease of $115.8 million or $0.68 per common share on a diluted basis. These decreases are primarily due to the net impact of the factors described above, offset by a $78.2 million reduction in earnings allocated to our preferred partnership unitholders and preferred shareholders in the nine months ended September 30, 2009 associated with the repurchase of securities.

REAL ESTATE OPERATIONS
--------------------------------------------------------------------------------

     SELF-STORAGE OPERATIONS: Our self-storage operations are by far the largest component of our operating activities, representing approximately 92% and 91% of our total revenues generated for the three months ended September 30, 2009 and 2008, respectively, and 92% for each of the nine months ended September 30, 2009 and 2008. Net operating income (after depreciation and amortization expense) with respect to our self-storage operations decreased by $7.7 million during the three months ended September 30, 2009, when compared to the same period in 2008 as the decline in revenues of 3.7% outpaced the 7.2% decline in depreciation and amortization due to decreased amortization of tenant intangible assets. Net operating income (after depreciation and amortization expense) with respect to our self-storage operations increased by $5.3 million during the nine months ended September 30, 2009, when compared to the same period in 2008 due to decreased amortization of tenant intangible assets, offset partially by the deconsolidation of Shurgard Europe effective April 1, 2008.

     To enhance year-over-year comparisons, the following table summarizes, and the ensuing discussion describes, the operating results of three groups of facilities that management analyzes: (i) the Same Store group, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2007, (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2007 such as newly acquired, newly developed, or recently expanded facilities, and (iii) the facilities operated by Shurgard Europe which were deconsolidated effective March 31, 2008.


 SELF-STORAGE OPERATIONS
 SUMMARY                                 Three Months Ended September 30,             Nine Months Ended September 30,
                                    -----------------------------------------    ---------------------------------------
                                                                   Percentage                                  Percentage
                                        2009           2008          Change          2009          2008          Change
                                    -----------    -----------     ----------    -----------   -----------     ----------
                                                                 (Dollar amounts in thousands)
 RENTAL INCOME:
   Same Store Facilities..........  $   352,121    $   368,976        (4.6)%    $  1,046,145  $  1,078,428        (3.0)%
   Other Facilities ..............       26,086         23,762         9.8%           74,931        64,631        15.9%
   Shurgard Europe Facilities (a).            -              -         -                   -        54,722      (100.0)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
     Total rental income..........      378,207        392,738        (3.7)%       1,121,076     1,197,781        (6.4)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
COST OF OPERATIONS:
   Same Store Facilities..........      113,286        113,972        (0.6)%         354,719       358,354        (1.0)%
   Other Facilities...............        7,975          7,607         4.8%           24,494        23,350         4.9%
   Shurgard Europe Facilities (a).            -              -         -                   -        24,654      (100.0)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
      Total cost of operations....      121,261        121,579        (0.3)%         379,213       406,358        (6.7)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
NET OPERATING INCOME (b):
   Same Store Facilities..........      238,835        255,004        (6.3)%         691,426       720,074        (4.0)%
   Other Facilities...............       18,111         16,155        12.1%           50,437        41,281        22.2%
   Shurgard Europe Facilities (a).            -              -         -                   -        30,068      (100.0)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
       Total net operating income.      256,946        271,159        (5.2)%         741,863       791,423        (6.3)%
   Total depreciation and
     amortization expense ........      (85,256)       (90,432)       (5.7)%        (252,366)     (305,907)      (17.5)%
                                    -----------    -----------     ----------    -----------   -----------     ----------
   Total net income...............  $   171,690    $   180,727        (5.0)%     $   489,497   $   485,516         0.8%
                                    ===========    ===========     ==========    ===========   ===========     ==========

DATA FOR SAME STORE AND OTHER FACILITIES:
Weighted average square foot
 occupancy during the period (c):
  Same Store Facilities...........        89.6%          90.5%        (1.0)%           89.2%         90.1%        (1.0)%
  Other Facilities................        86.8%          83.1%         4.5%            83.7%         78.6%         6.5%
Realized rents per occupied square
  foot during the period (d)(e):
  Same Store Facilities...........  $     12.73    $     13.29        (4.2)%     $     12.69   $     13.02        (2.5)%
  Other Facilities................  $     13.61    $     14.00        (2.8)%     $     13.49   $     13.85        (2.6)%
Number of facilities at period end:
  Same Store Facilities...........                                                     1,899         1,899         -
  Other Facilities................                                                        92            90         2.2%
Net rentable square footage at period end (in thousands):
  Same Store Facilities...........                                                   117,462       117,462         -
  Other Facilities................                                                     8,499         8,097         5.0%
Square foot occupancy at period end:
  Same Store Facilities...........                                                     88.7%         89.4%        (0.8)%
  Other Facilities................                                                     86.2%         82.4%         4.6%
In place rents per occupied square foot at period end:
  Same Store Facilities...........                                               $     13.65   $     14.37        (5.0)%
  Other Facilities................                                               $     14.80   $     15.43        (4.1)%


     (a) Represents the results with respect to Shurgard Europe's properties for the periods consolidated in our financial statements. We acquired these facilities on August 22, 2006 in connection with the Shurgard Merger. As described in Note 3 to our September 30, 2009 condensed consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe. See also "Equity in Earnings of Real Estate Entities - Investment in Shurgard Europe" for further analysis of the historical same store property operations of Shurgard Europe.

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

     NET OPERATING INCOME
     --------------------

     We refer herein to net operating income ("NOI") of our self-storage facilities, which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense. Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results. In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost. NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results. The following reconciles NOI generated by our self-storage and Shurgard Europe segments to our consolidated net income in our September 30, 2009 condensed consolidated financial statements.


                                                Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                           ----------------------------  ---------------------------
                                               2009           2008           2009           2008
                                           -------------  -------------  -------------  ------------
                                                            (Amounts in thousands)
Net operating income:
   Same-store facilities.................  $   238,835    $   255,004    $   691,426    $   720,074
   Other facilities......................       18,111         16,155         50,437         41,281
   Shurgard Europe facilities............            -              -              -         30,068
                                           -------------  -------------  -------------  ------------
      Total net operating income.........      256,946        271,159        741,863        791,423
Ancillary operating revenue..............       27,800         26,946         81,741         83,693
Interest and other income................        6,857         11,485         22,006         25,343
Ancillary cost of operations.............       (7,493)        (3,756)       (27,520)       (27,124)
Depreciation and amortization............      (85,908)       (91,084)      (254,670)      (308,153)
General and administrative expense.......       (8,654)        (8,879)       (26,532)       (56,968)
Interest expense.........................       (7,289)        (9,099)       (22,705)       (35,187)
Equity in earnings of real estate
     entities............................        8,824          6,318         39,033         13,679
Gains on disposition of real estate
     investments, net....................       30,573            499         33,295        342,272
Gain on early debt retirement............            -              -          4,114              -
Foreign currency exchange gain (loss)....       21,429        (53,172)        19,901        (12,203)
Discontinued operations..................          866         (2,475)        (7,759)        (4,937)
Net income of the Company................  -------------  -------------  -------------  ------------
                                           $   243,951    $   147,942    $   602,767    $   811,838
                                           =============  =============  =============  ============



     Same Store Facilities

     The "Same Store Facilities" represents those 1,899 facilities that we have owned, and have been operated on a stabilized basis, since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The Same Store Facilities increased from 1,789 at December 31, 2008 to 1,899 at September 30, 2009, as we added facilities that are now stabilized and owned since January 1, 2007, and removed facilities from the previous Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009. The following table summarizes the historical operating results of these 1,899 facilities (117.5 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2009.

SAME STORE FACILITIES                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                     --------------------------------------     ------------------------------------
                                                                                 Percentage                               Percentage
                                                         2009          2008         Change         2009          2008       Change
                                                     -----------    -----------   ---------     -----------   -----------  ---------
                                                             (Dollar amounts in thousands, except weighted average amounts)
Revenues:
    Rental income..................................  $  334,953     $  353,200       (5.2)%     $  997,346    $ 1,033,456     (3.5)%
    Late charges and admin fees collected..........      17,168         15,776        8.8%          48,799         44,972      8.5%
                                                     -----------    -----------   ---------     -----------   -----------  ---------
   Total revenues (a)..............................     352,121        368,976       (4.6)%      1,046,145      1,078,428     (3.0)%
                                                     -----------    -----------   ---------     -----------   -----------  ---------
Cost of operations:
    Property taxes.................................      37,137         36,161        2.7%         111,558        107,666      3.6%
    Direct property payroll........................      23,321         22,862        2.0%          71,020         70,568      0.6%
    Media advertising..............................       3,430          2,148       59.7%          18,812         18,931     (0.6)%
    Other advertising and promotion................       4,942          4,645        6.4%          15,523         14,098     10.1%
    Utilities......................................       9,235         10,238       (9.8)%         26,732         28,035     (4.6)%
    Repairs and maintenance........................       8,992          9,765       (7.9)%         28,867         31,842     (9.3)%
    Telephone reservation center...................       2,890          3,183       (9.2)%          8,501          9,624    (11.7)%
    Property insurance.............................       2,240          2,642      (15.2)%          7,504          8,766    (14.4)%
    Other cost of management.......................      21,099         22,328       (5.5)%         66,202         68,824     (3.8)%
                                                     -----------    -----------   ---------     -----------   -----------  ---------
   Total cost of operations (a)....................     113,286        113,972       (0.6)%        354,719        358,354     (1.0)%
                                                     -----------    -----------   ---------     -----------   -----------  ---------
Net operating income (b)...........................     238,835        255,004       (6.3)%        691,426        720,074     (4.0)%
Depreciation and amortization expense (c)..........     (75,609)       (82,096)      (7.9)%       (226,095)     (256,632)    (11.9)%
                                                     -----------    -----------   ---------     -----------   -----------  ---------
Net income.........................................  $  163,226     $  172,908       (5.6)%     $  465,331    $   463,442      0.4%
                                                     ===========    ===========   =========     ===========   ===========  =========


Gross margin (before depreciation and amortization
expense)...........................................      67.8%          69.1%        (1.9)%         66.1%         66.8%       (1.0)%

Weighted average for the period:
   Square foot occupancy (d).......................      89.6%          90.5%        (1.0)%         89.2%         90.1%       (1.0)%
   Realized annual rent per occupied square foot
(e)(f)............................................. $    12.73     $    13.29        (4.2)%    $    12.69    $    13.02       (2.5)%
   REVPAF (f)(g)................................... $    11.41     $    12.03        (5.2)%    $    11.32    $    11.73       (3.5)%

 Weighted average at September 30:
   Square foot occupancy...........................                                                 88.7%         89.4%       (0.8)%
   In place annual rent per occupied square foot (h)                                           $    13.65    $    14.37       (5.0)%
Total net rentable square feet (in thousands)......                                               117,462       117,462          -
Number of facilities...............................                                                 1,899         1,899          -


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

     (b)  See "Net Operating Income" above.

     (c) Depreciation and amortization expense for the three and nine months ended September 30, 2009 decreased primarily due to a reduction in amortization expense related to intangible assets that we obtained in the Shurgard Merger.

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

     Revenues generated by our Same Store facilities decreased approximately 4.6% and 3.0% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These decreases were caused by lower rental income generated by these facilities as a result of lower average realized annual rental rates per occupied square foot combined with lower average occupancy levels. For the three months ended September 30, 2009, average realized annual rental rates per occupied square foot were 4.2% lower and average occupancy levels were 1.0% lower as compared to the same period in 2008, resulting in a 5.2% reduction in rental income. For the nine months ended September 30, 2009, average realized annual rental rates per occupied square foot were 2.5% lower and average occupancy levels were 1.0% lower as compared to the same period in 2008, resulting in a 3.5% reduction in rental income.

     Demand for self-storage space has been negatively impacted by recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in each of the markets in which we operate. In the top twenty markets in which we have the highest concentration of facilities, only two markets (New York and Houston) had positive year-over-year revenue growth for the three months ended September 30, 2009. This compares to the first three months of the year, where seven markets (New York, Houston, San Francisco, Washington D.C., Chicago, Minneapolis and Dallas) had positive year-over-year revenues growth. Accordingly, the operating trends, with respect to year-over-year revenue growth, have progressively declined.

     From a geographic standpoint, we are experiencing the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Seattle, Portland, San Francisco and Los Angeles. See Analysis of Regional Trends table that follows.

     The following summarizes Same Store quarterly revenue growth trends, on a year-over-year basis:

                                            Same Store
                                          Year-over-Year
           Three Months Ended:            Revenue Growth
           ---------------------------  --------------------
           March 31, 2008                      3.4%
           June 30, 2008                       3.5%
           September 30, 2008                  2.6%
           December 31, 2008                   1.7%
           March 31, 2009                     (0.8)%
           June 30, 2009                      (3.5)%
           September 30, 2009                 (4.6)%

     As indicated in the table above, during the first three quarters of 2008, we generated relatively strong year-over-year revenue growth. Beginning in September 2008, we began to experience a notable decline in year-over-year move-ins that continued through October 2008, which we believe reflected general economic conditions. To offset the decline in new rentals, we significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts. We believe these actions have stabilized move-in volumes on a year-over-year basis; however, we have not yet been able to restore rental rates to the levels experienced in the prior year. We believe overall demand for self-storage space in virtually all of our markets in which we operate has decreased due to current economic conditions, and coupled with an increase in the number of self-storage operators over the past 10 years, will continue to foster a very difficult operating environment, at least in the near term. In addition, increased move-out activity beginning in August 2008 exacerbated the downward pressure on occupancy levels created by reduced demand. In March 2009, the increase in move-out activity began to subside to the extent that move-outs during the three months ended September 30, 2009 were less than the comparable period in 2008.

     Based upon our evaluation of certain comparative key operating metrics as of September 30, 2009, we believe that revenue for the three months ending December 31, 2009 will be lower than the same period in 2008. Our operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities. It is unclear to us how much the above mentioned factors will impact our revenues beyond the fourth quarter of 2009.

     Cost of operations decreased by 0.6% and 1.0% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These decreases were driven by reduction in repairs and maintenance, utilities, and property insurance expenses, partially offset by increases in property taxes and other advertising and promotion activities.

     Direct property payroll expense increased by 2.0% and 0.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. This reflects minimal growth in average wage rates and lower hours incurred due to adjustments in staffing levels. For the remainder of 2009, we expect moderate growth trends in payroll.

     Property tax expense increased by 2.7% and 3.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. These increases are due to a combination of increased tax rates and increases in assessments of property values. While we expect property tax expense growth of approximately 4% in 2009, the actual growth could be higher or lower because there are several jurisdictions where we have not yet received tax bills or assessment information for 2009, or appeals or assessments are pending.

     Repairs and maintenance expenditures decreased by 7.9% and 9.3% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project in quarterly or annual periods. However, we expect that repairs and maintenance expenditures will continue to moderate for the remainder of 2009.

     Media advertising for the Same Store facilities increased by 59.7% and declined by 0.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. We increased media advertising during the three months ended September 30, 2009 in order to stimulate move-in activity. During the nine months ended September 30, 2009, we have realized cost reductions from more competitive media rates and narrowed our media focus to selected markets which we believe respond most effectively to media efforts. Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 6.4% and 10.1% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

     We expect our media costs to be modestly higher in the fourth quarter of 2009 as compared to the same period in 2008; our fourth quarter media advertising is typically lower because it is our seasonally slower period. Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising. Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

     Utility expenses decreased 9.8% and 4.6% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

     Property insurance expense decreased 15.2% and 14.4% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. This decline is primarily due to softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us. We expect insurance expense to be down slightly in the remainder of 2009, as compared to the same period in 2008.

     Telephone reservation center costs decreased 9.2% and 11.7% in the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, as we adjusted staffing levels to expected inquiry volumes. We expect future telephone reservation center costs to remain flat.


         The following table summarizes selected quarterly financial data with respect to the Same Store facilities:

                                               For the Quarter Ended
                      ---------------------------------------------------------------------
                         March 31            June 30       September 30         December 31        Entire Year
                      -----------          ---------       ------------         -----------        -----------
                                       (Amounts in thousands, except for per square foot amount)
Total revenues:
     2009             $   347,185          $ 346,839        $   352,121
     2008             $   349,991          $ 359,461        $   368,976         $   357,202         $1,435,630

Total cost of operations:
     2009             $   125,007          $ 116,426        $   113,286
     2008             $   123,856          $ 120,526        $   113,972         $   104,442         $  462,796

Property tax expense:
     2009             $    37,762          $  36,659        $    37,137
     2008             $    36,349          $  35,156        $    36,161         $    28,159         $  135,825

Media advertising expense:
     2009             $     8,158          $   7,224        $     3,430
     2008             $     6,947          $   9,836        $     2,148         $       922         $   19,853

Other advertising and promotion expense:
     2009             $     4,614          $   5,967        $     4,942
     2008             $     4,426          $   5,027        $     4,645         $     4,137         $   18,235

REVPAF (a):
     2009             $    11.29           $  11.27         $    11.41
     2008             $    11.43           $  11.74         $    12.03          $    11.65          $   11.71

Weighted average realized annual rent
 per occupied square foot (a):
     2009             $    12.84          $   12.52         $    12.73
     2008             $    12.87          $   12.90         $    13.29          $    13.27          $   13.08

Weighted average occupancy levels for
 the period (a):
     2009                 87.9%              90.0%               89.6%
     2008                 88.8%              91.0%               90.5%               87.8%             89.5%


     (a) See "Same Store Facilities" table above for further information regarding these measures, which are derived from non-GAAP measures.


ANALYSIS OF REGIONAL TRENDS

         The following table sets forth regional trends in our Same Store
Facilities:

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                        --------------------------------------- --------------------------------------
                                           2009         2008         Change        2009         2008        Change
                                        -----------  -----------     ------     -----------  -----------    ------
                                                  (Amounts in thousands, except for weighted average data)
SAME STORE FACILITIES OPERATING
TRENDS BY REGION
Revenues:
   Southern California  (176
   facilities)......................    $    51,159  $    54,268      (5.7)%    $   153,916  $   159,520      (3.5)%
   Northern California  (167
   facilities)......................         37,592       39,748      (5.4)%        112,328      115,359      (2.6)%
   Texas  (231 facilities)..........         35,537       36,351      (2.2)%        105,008      105,835      (0.8)%
   Florida  (182 facilities)........         33,852       36,080      (6.2)%        101,109      106,610      (5.2)%
   Illinois  (119 facilities).......         22,347       23,311      (4.1)%         66,179       67,615      (2.1)%
   Washington (88 facilities).......         18,021       19,302      (6.6)%         53,631       56,530      (5.1)%
   Georgia  (86 facilities).........         12,268       13,167      (6.8)%         36,488       38,742      (5.8)%
   All other states  (850 facilities)       141,345      146,749      (3.7)%        417,486      428,217      (2.5)%
                                        -----------  -----------     -------      -----------  -----------    -------
Total revenues......................        352,121      368,976      (4.6)%      1,046,145    1,078,428      (3.0)%

Cost of operations:
   Southern California..............         11,548       11,328       1.9%          35,220       34,845       1.1%
   Northern California..............          9,711        9,825      (1.2)%         30,494       30,701      (0.7)%
   Texas............................         14,189       14,235      (0.3)%         42,409       42,656      (0.6)%
   Florida..........................         12,253       12,227       0.2%          37,146       38,126      (2.6)%
   Illinois.........................          8,983        8,677       3.5%          29,687       30,159      (1.6)%
   Washington.......................          4,417        4,241       4.1%          13,699       13,641       0.4%
   Georgia..........................          4,135        3,945       4.8%          12,661       12,488       1.4%
   All other states.................         48,050       49,494      (2.9)%        153,403      155,738      (1.5)%
                                        -----------  -----------     -------      -----------  -----------    -------
Total cost of operations............        113,286      113,972      (0.6)%        354,719      358,354      (1.0)%

Net operating income (a):
   Southern California..............         39,611       42,940      (7.8)%        118,696      124,675      (4.8)%
   Northern California..............         27,881       29,923      (6.8)%         81,834       84,658      (3.3)%
   Texas............................         21,348       22,116      (3.5)%         62,599       63,179      (0.9)%
   Florida..........................         21,599       23,853      (9.4)%         63,963       68,484      (6.6)%
   Illinois.........................         13,364       14,634      (8.7)%         36,492       37,456      (2.6)%
   Washington.......................         13,604       15,061      (9.7)%         39,932       42,889      (6.9)%
   Georgia..........................          8,133        9,222     (11.8)%         23,827       26,254      (9.2)%
   All other states.................         93,295       97,255      (4.1)%        264,083      272,479      (3.1)%
                                        -----------  -----------     -------      -----------  -----------    -------
Total net operating income..........    $   238,835  $   255,004      (6.3)%    $   691,426  $   720,074      (4.0)%

Weighted average occupancy (a):
   Southern California..............         90.0%        90.8%       (0.9)%         90.3%        90.6%       (0.3)%
   Northern California..............         89.4%        90.9%       (1.7)%         89.0%        90.3%       (1.4)%
   Texas............................         89.6%        91.0%       (1.5)%         89.5%        91.0%       (1.6)%
   Florida..........................         89.2%        90.8%       (1.8)%         89.0%        89.0%        0.0%
   Illinois.........................         89.5%        90.6%       (1.2)%         88.3%        89.5%       (1.3)%
   Washington.......................         90.5%        90.3%        0.2%          89.3%        90.5%       (1.3)%
   Georgia..........................         88.8%        89.6%       (0.9)%         87.6%        89.6%       (2.2)%
   All other states.................         89.6%        90.2%       (0.7)%         89.1%        90.0%       (1.0)%
                                        -----------  -----------     -------      -----------  -----------    -------
Total weighted average occupancy....         89.6%        90.5%       (1.0)%         89.2%        90.1%       (1.0)%




   SAME STORE FACILITIES OPERATING
   TRENDS BY REGION (CONTINUED)             Three Months Ended September 30,        Nine Months Ended September 30,
                                         ------------------------------------    ----------------------------------
                                            2009         2008         Change        2009         2008        Change
                                         -----------  -----------     -------    -----------  -----------    -------
                                                   (Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot (a):
   Southern California..............     $    18.82   $    19.80       (4.9)%    $    18.83   $    19.46       (3.2)%
   Northern California..............          16.80        17.46       (3.8)%         16.82        17.02       (1.2)%
   Texas............................          10.02        10.20       (1.8)%          9.91         9.91        0.0%
   Florida..........................          12.12        12.85       (5.7)%         12.14        12.93       (6.1)%
   Illinois.........................          12.89        13.38       (3.7)%         12.95        13.12       (1.3)%
   Washington.......................          13.55        14.62       (7.3)%         13.65        14.26       (4.3)%
   Georgia..........................           9.57        10.33       (7.4)%          9.66        10.14       (4.7)%
   All other states.................          11.72        12.18       (3.8)%         11.64        11.89       (2.1)%
                                         ----------   ----------      -------    ----------   ----------      -------
Total realized rent per square foot.     $    12.73   $    13.29       (4.2)%    $    12.69   $    13.02       (2.5)%
                                         ==========   ==========      =======    ==========   ==========      =======

REVPAF (a):
   Southern California..............     $    16.94   $    17.97        (5.7)%   $    17.00   $    17.63       (3.6)%
   Northern California..............          15.02        15.87        (5.4)%        14.97        15.37       (2.6)%
   Texas............................           8.98         9.29        (3.3)%         8.87         9.01       (1.6)%
   Florida..........................          10.82        11.67        (7.3)%        10.80        11.51       (6.2)%
   Illinois.........................          11.54        12.12        (4.8)%        11.43        11.74       (2.6)%
   Washington.......................          12.26        13.19        (7.1)%        12.18        12.90       (5.6)%
   Georgia..........................           8.50         9.26        (8.2)%         8.46         9.08       (6.8)%
   All other states.................          10.51        10.99        (4.4)%        10.37        10.70       (3.1)%
                                         ----------   ----------      -------    ----------   ----------      -------
Total REVPAF........................     $    11.41   $    12.03        (5.2)%   $    11.32   $    11.73       (3.5)%
                                         ==========   ==========      =======    ==========   ==========      =======


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

     OTHER FACILITIES
     ----------------

     In addition to the Same Store facilities, at September 30, 2009, we had an additional 92 self-storage facilities. These facilities include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units. In general, these facilities are not stabilized with respect to occupancies or rental rates. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

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

     In the nine months ended September 30, 2009, we completed three expansion projects to existing real estate facilities (75,000 net rentable square feet) for an aggregate cost of $13.6 million, and did not acquire any new properties.

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

     Our development pipeline of both new facilities and expansion of existing facilities is nominal at September 30, 2009. Our level of newly developed facilities has declined over the last few years due to increases in construction cost, increases in competition with retail, condominium, and apartment operators for quality construction sites in urban locations, and more difficult zoning and permitting requirements. Most recently in late 2008, we eliminated substantially all of our remaining development pipeline due to reduced self-storage demand and our belief that our capital could be put to use in a more advantageous manner. It is unclear when we might change our strategy with respect to development activities.

     EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: In addition to our ownership of equity interests in PSB and Shurgard Europe, we had general and limited partnership interests in five limited partnerships at September 30, 2009. Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

     Equity in earnings of real estate entities for the three and nine months ended September 30, 2009 and 2008, consists of our pro-rata share of the net income of the Unconsolidated Entities based upon our ownership interest for the period. The following table sets forth the significant components of equity in earnings of real estate entities. Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 11 to our September 30, 2009 condensed consolidated financial statements.


HISTORICAL SUMMARY:                              Three Months Ended September 30,           Nine Months Ended September 30,
-------------------
                                                 2009         2008        Change            2009         2008        Change
                                              --------      --------    ---------         --------     --------     ---------
                                                                           (Amounts in thousands)
Net operating income (1):
  PSB                                         $  19,714     $  22,291   $  (2,577)       $  62,250    $  66,189    $  (3,939)
  Shurgard Europe........................        12,344        13,893      (1,549)          32,783       27,283        5,500
  Other Investments......................           737           988        (251)           2,069        3,238       (1,169)
                                              ----------     ---------   ---------        ---------    ---------    ---------
                                                 32,795        37,172      (4,377)          97,102       96,710          392
                                              ----------     ---------   ---------        ---------    ---------    ---------
Depreciation:
  PSB....................................        (8,448)      (11,226)      2,778          (28,318)     (34,229)       5,911
  Shurgard Europe .......................        (7,805)       (9,757)      1,952          (22,120)     (20,613)      (1,507)
  Other Investments......................          (205)         (215)         10             (591)      (1,349)         758
                                              ----------     ---------   ---------        ---------    ---------    ---------
                                                (16,458)      (21,198)      4,740          (51,029)     (56,191)       5,162
                                              ----------     ---------   ---------        ---------    ---------    ---------
Other:(2):
  PSB (3)................................        (6,582)       (7,745)      1,163           (3,581)     (23,448)      19,867
  Shurgard Europe........................          (908)       (1,876)        968           (3,424)      (2,953)        (471)
  Other Investments .....................           (23)          (35)         12              (35)        (439)         404
                                              ----------     ---------   ---------        ---------    ---------    ---------
                                                 (7,513)       (9,656)      2,143           (7,040)     (26,840)      19,800
                                              ----------     ---------   ---------        ---------    ---------    ---------

Total equity in earnings of real estate entities:
  PSB....................................         4,684         3,320       1,364           30,351        8,512       21,839
  Shurgard Europe .......................         3,631         2,260       1,371            7,239        3,717        3,522
  Other Investments .....................           509           738        (229)           1,443        1,450           (7)
                                              ----------     ---------   ---------        ---------    ---------    ---------
                                              $   8,824     $   6,318   $   2,506        $  39,033    $  13,679    $  25,354
                                              ==========     =========   =========        =========    =========    =========


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

     (3) Includes our pro rata share of benefit totaling $16.3 million from PSB's preferred stock and preferred unit repurchases for the nine months ended September 30, 2009.

Investment in PSB
-----------------

     We have a 41.4% common equity interest in PSB as of September 30, 2009 (46% as of December 31, 2008), comprised of our ownership of 5,801,606 shares of PSB's common stock and 7,305,355 limited partnership units in the operating partnership (5,418,273 shares of PSB's common stock and 7,305,355 limited partnership units at December 31, 2008). The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock. During the quarter ended September 30, 2009, PSB sold 3,450,000 shares of its common stock pursuant to a public offering for net proceeds of $153.6 million during the three months ended September 30, 2009. In accordance with EITF 08-6 "Equity Method Investment Considerations", we recognized a gain totaling $30,293,000 on the share issuance by PSB, as if we had sold a proportionate share of our investment in PSB.

     Concurrent with the public offering, we purchased an additional 383,333 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $17.8 million.

     At September 30 2009, PSB owned and operated 19.6 million rentable square feet of commercial space located in eight states. PSB also manages commercial space owned by the Company and affiliated entities at September 30, 2009 pursuant to property management agreements.

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

Investment in Shurgard Europe
-----------------------------

     As described in Note 3 to our September 30, 2009 condensed consolidated financial statements, due to the disposition of a 51% interest in Shurgard Europe, our pro-rata share of the operating results of Shurgard Europe after March 31, 2008 is included in "equity in earnings of real estate entities." Subsequent to March 31, 2008, we no longer consolidate the revenues and expenses of Shurgard Europe on our consolidated statements of income. Selected financial data for Shurgard Europe for each of the three and nine months ended September 30, 2009 and 2008 is included in Note 5 to our September 30, 2009 condensed consolidated financial statements.

     We originally acquired our 100% interest in Shurgard Europe during our merger with Shurgard, which occurred in August 2006. Our primary objective for merging with Shurgard was to acquire Shurgard's U.S. domestic assets which accounted for approximately 484 facilities in the U.S. as compared to 149 facilities in Europe at the time of the Shurgard Merger. Subsequent to the Shurgard Merger, management of Public Storage determined that it was in our best interests to reduce our investment in Shurgard Europe. There were many reasons for that decision, most relating to the fact that continued growth of Shurgard Europe would require a significant capital commitment. Movement of capital from Public Storage (in the U.S.) to various European countries would have exposed Public Storage to currency fluctuation risks and to potential tax burdens when Public Storage wished to repatriate its capital investment. Accordingly, in March 2008, we sold 51% of our ownership interest in Shurgard Europe, which helped to limit our capital requirements to continue to grow Shurgard Europe and to limit our exposure to other risks of owning operations in foreign countries. We do not intend to sell any of our remaining interest in Shurgard Europe. In the future, we expect Shurgard Europe to function as a stand-alone entity and to fund its capital requirements primarily with its retained operating cash flow, bank borrowings and, to the extent available, public or private equity.

     This transaction has resulted in the operations of Shurgard Europe having a less significant impact on our operating results, as we have a 49% interest and a loan receivable from Shurgard Europe upon which we receive interest income, rather than the 100% equity interest in Shurgard Europe we held prior to the transaction. Our future operating results will also be impacted by the ultimate returns realized on the reinvestment of the cash proceeds received in connection with this transaction.

     At September 30, 2009, Shurgard Europe's operations comprise 186 facilities with an aggregate of 9.9 million net rentable square feet. The portfolio consists of 114 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

     Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the note receivable from Shurgard Europe which is reclassified in consolidation from interest income to equity in earnings of Shurgard Europe.

     Equity in earnings from our investment in Shurgard Europe for the three months ended September 30, 2009 was $3,631,000 compared to $2,260,000 for the same period in 2008, representing an increase of $1,371,000. This increase includes i) a reduction in our pro-rata share of Shurgard Europe's depreciation expense, primarily due to declines in tenant intangible amortization, ii) our pro-rata share of a reduction in Shurgard Europe's third party interest expense (joint ventures in which Shurgard Europe has a 20% interest recently refinanced their outstanding debt at substantially lower interest rates) and general and administrative expense, offset by iii) a $643,000 reduction, on a constant exchange rate basis, representing our 49% pro-rata share of Shurgard Europe's same-store properties described in the table below and (iv) the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to
1.428 for the three months ended September 30, 2009 as compared to 1.504 for the same period in 2008.

     Equity in earnings from our investment in Shurgard Europe for the nine months ended September 30, 2009 was $7,239,000 compared to $3,717,000 for the same period in 2008, representing an increase of $3,522,000. This increase is due primarily to the timing of our disposition of the 51% interest in Shurgard Europe. Equity in earnings for the nine month period in 2008 only includes amounts for the period of April 1, 2008 through September 30, 2008 while the 2009 period includes amounts for the entire nine month period.

     We  evaluate  the  performance  metrics  of  Shurgard  Europe's  Same Store
Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

     The Shurgard Europe Same Store Facilities represent those 94 facilities that are stabilized and owned since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009. The number of facilities in the Shurgard Europe Same Store Pool declined from 96 at December 31, 2008 to 94 at September 30, 2009, as we removed facilities from the previous Shurgard Europe Same Store Pool that, due primarily to construction activities, are no longer expected to be stabilized through December 31, 2009, and added facilities that are now stabilized and owned since January 1, 2007. The following table reflects the operating results of these 94 facilities.

SELECTED OPERATING DATA FOR THE 94 FACILITIES OPERATED
BY SHURGARD EUROPE ON A STABILIZED BASIS SINCE JANUARY
1, 2007 ("EUROPE SAME STORE FACILITIES"):                Three Months Ended September 30,          Nine Months Ended September 30,
                                                      --------------------------------------  -------------------------------------
                                                                                  Percentage                             Percentage
                                                         2009          2008         Change        2009          2008       Change
                                                      -----------  -----------    --------    -----------   ----------    --------
                                                                (Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a) (b)
Revenues:
     Rental income..................................  $    30,315  $    31,298      (3.1)%    $    84,736  $    88,349      (4.1)%
     Late charges and administrative fees collected.          513          539      (4.8)%          1,400        1,535      (8.8)%
                                                      -----------  -----------    --------    -----------   ----------    --------
   Total revenues...................................       30,828       31,837      (3.2)%         86,136       89,884      (4.2)%

Cost of operations (excluding depreciation and
  amortizaton expense):
     Property taxes ................................        1,562        1,478       5.7%           4,395        4,226       4.0%
     Direct property payroll........................        3,459        3,613      (4.3)%         10,129       10,081       0.5%
     Advertising and promotion......................        1,130          911      24.0%           4,071        2,713      50.1%
     Utilities......................................          632          712     (11.2)%          2,135        2,076       2.8%
     Repairs and maintenance........................          839          765       9.7%           2,365        2,327       1.6%
     Property insurance.............................          173          194     (10.8)%            516          557      (7.4)%
     Other costs of management......................        4,262        4,081       4.4%          12,125       12,004       1.0%
                                                      -----------  -----------    --------    -----------   ----------    --------
  Total cost of operations..........................       12,057       11,754       2.6%          35,736       33,984       5.2%
                                                      -----------  -----------    --------    -----------   ----------    --------
   Net operating income (c).........................  $    18,771  $    20,083      (6.5)%    $    50,400   $   55,900      (9.8)%
                                                      ===========  ===========    ========    ===========   ==========    ========

Gross margin........................................        60.9%       63.1%      (3.5)%          58.5%         62.2%      (5.9)%
Weighted average for the period:
     Square foot occupancy (d)......................        87.2%       87.7%      (0.6)%          85.9%         87.4%      (1.7)%
     Realized annual rent per occupied square foot
(e)(f)..............................................       $26.95      $27.66      (2.6)%         $25.49        $26.12      (2.4)%
     REVPAF (f)(g)..................................       $23.50      $24.26      (3.1)%         $21.90        $22.83      (4.1)%

Weighted average at September 30:
     Square foot occupancy..........................                                               87.2%         88.1%      (1.0)%
     In place annual rent per occupied square foot (h)                                            $28.48        $29.09      (2.1)%
Total net rentable square feet (in thousands).......                                               5,160         5,160       -
Average Euro to the U.S. Dollar: (a)
     Constant exchange rates used herein............        1.428       1.428       -              1.365         1.365       -
     Actual historical exchange rates...............        1.428       1.504      (5.1)%          1.365         1.521     (10.3)%

     (a) In order to isolate changes in the underlg operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis. The amounts for the three and nine months ended September 30, 2008 have been restated using the actual exchange rate for the same periods in 2009. The exchange rate for the Euro relative to the U.S. Dollar averaged 1.428 and 1.365 during the three and nine months ended September 30, 2009, respectively, as compared to 1.504 and 1.521, respectively, for the same periods in 2008.

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

     Shurgard Europe's operations have been impacted by the same trends in self-storage demand that our domestic facilities are facing. However, trends have improved somewhat in the third quarter of 2009, with revenue declines of 3.2% in the quarter ended September 30, 2009, as compared to 5.0% in the quarter ended June 30, 2009. Despite the recent improved trends and reduced year-over year declines in revenues and net operating income, we expect continued year-over-year declines in revenues during at least the fourth quarter of 2009.

     Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline. Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe's development activities.

Shurgard Europe's Condensed Consolidated Operating Results
----------------------------------------------------------

     In Note 5 to our September 30, 2009 condensed consolidated financial statements, we disclose Shurgard Europe's condensed consolidated operating results for the three and nine months ended September 30, 2009 and 2008. Shurgard Europe's condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Other Investments
-----------------

     The "Other Investments" at September 30, 2009 are comprised primarily of our equity in earnings from entities that own 19 self-storage facilities. Amounts included in the tables above also include our equity in earnings with respect to three facilities owned by the Unconsolidated Entities, until we acquired the remaining interest we did not own in these entities during 2008, and commenced consolidating these facilities. Our future earnings with respect to the other 19 facilities will be dependent upon the operating results of the facilities that these entities own. See Note 5 to our September 30, 2009 condensed consolidated financial statements for the operating results of these 19 facilities under the "Other Investments."

Ancillary Operations
--------------------

     Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) merchandise sales, (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

     During the three months ended March 31, 2009, we decided to terminate our truck rental and containerized operations. Accordingly, the revenues and expenses of these operations are included in discontinued operations on our condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008.

     The following table sets forth our ancillary operations as presented on our condensed consolidated statement of operations. These items are described and reconciled to consolidated revenues and expenses in Note 11 to our September 30, 2009 condensed consolidated financial statements.



                                               Three Months Ended September 30        Nine Months Ended September 30,
                                               ---------------------------------    ---------------------------------
                                                 2009         2008       Change        2009         2008       Change
                                               -----------  ----------  --------    -----------  ----------  --------
                                                                       (Amounts in thousands)
Ancillary Revenues:
    Tenant reinsurance premiums ........     $    15,971  $   14,869       1,102    $    47,053       4,176  $  42,877
    Commercial (a)......................           3,753       3,745           8         11,124      11,546      (422)
    Merchandise and other ..............           8,076       8,332        (256)        23,564      24,357      (793)
                                             -----------  ----------    --------    -----------  ----------  --------
      Total domestic ancillary revenues.          27,800      26,946         854         81,741      78,780     2,961
    Shurgard Europe merchandise and tenant
      insurance (b).....................               -           -           -              -       4,913    (4,913)
                                             -----------  ----------    --------    -----------  ----------  --------
       Total  revenues..................          27,800      26,946         854         81,741      83,693    (1,952)
                                             -----------  ----------    --------    -----------  ----------  --------
Ancillary Cost of operations:
    Tenant reinsurance premiums.........             700      (3,628)      4,328          7,138       3,309     3,829
    Commercial (a)......................           1,440       1,555        (115)         4,309       4,789      (480)
    Merchandise and other...............           5,353       5,829        (476)        16,073      17,617    (1,544)
                                             -----------  ----------    --------    -----------  ----------  --------
      Total domestic ancillary cost of
      operations........................           7,493       3,756       3,737         27,520      25,715     1,805
    Shurgard Europe merchandise and tenant
      insurance (b).....................               -           -           -              -       1,409    (1,409)
                                             -----------  ----------    --------    -----------  ----------  --------
       Total cost of operations.........           7,493       3,756       3,737         27,520      27,124       396
                                             -----------  ----------    --------    -----------  ----------  --------
Depreciation - commercial operations (a):            652         652           -          2,304       2,246        58

Ancillary net income:
    Tenant reinsurance premiums.........          15,271      18,497      (3,226)        39,915      39,568       347
    Commercial (a)......................           1,661       1,538         123          4,511       4,511         -
    Merchandise and other...............           2,723       2,503         220          7,491       6,740       751
                                             -----------  ----------    --------    -----------  ----------  --------
      Total domestic ancillary net income         19,655      22,538      (2,883)        51,917      50,819     1,098

    Shurgard Europe merchandise and tenant
      insurance (b).....................               -           -           -              -       3,504    (3,504)
                                             -----------  ----------    --------    -----------  ----------  --------
       Total ancillary net income.......     $    19,655  $   22,538    $ (2,883)   $    51,917  $   54,323  $ (2,406)
                                             ===========  ==========    ========    ===========  ==========  ========


     (a) Commercial revenues and expenses are included in our Commercial segment, which is described and reconciled to net income in Note 11 to our September 30, 2009 condensed consolidated financial statements

     (b) Shurgard Europe's ancillary revenues and expenses are included in Europe Self-Storage Net Segment Income, which is described and reconciled to net income in Note 11 to our September 30, 2009 condensed consolidated financial statements.

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

     The increase in tenant reinsurance revenues over the past year was attributable to higher rates combined with an increase in the percentage of our existing tenants retaining such policies. Approximately 58% and 53% of our tenants had such policies at September 30, 2009 and 2008, respectively.

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

     Commercial operations: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties. We do not expect any significant changes in revenues or profitability from our commercial operations.

     Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate. The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins. In addition, to a much lesser extent, we also manage self-storage facilities with our existing management infrastructure, to third party owners as well as to the Unconsolidated Entities.

OTHER INCOME AND EXPENSE ITEMS
--------------------------------------------------------------------------------

     INTEREST AND OTHER INCOME: Interest and other income was $6,857,000 and $22,006,000 in three and nine months ended September 30, 2009, respectively, as compared to $11,485,000 and $25,343,000 in the same periods in 2008. The increase is principally as a result of (i) interest income with respect to notes receivable from Shurgard Europe (described below), offset by lower interest income on our cash reserve balances. While we had higher average cash balances, interest rates were significantly lower in the three and nine months ended September 30, 2009, as compared to the same periods in 2008. We have $670.9 million in cash on hand at September 30, 2009 invested primarily in money-market funds. Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments of approximately 0.20%, earned interest is expected to be minimal.

     We have a loan receivable from Shurgard Europe totaling $571.8 million as of September 30, 2009 that bears interest at a fixed rate of 7.5% per annum. We recorded interest income with respect to this loan, representing 51% of the amount earned (the remaining 49% is recorded as additional equity in earnings) of approximately $6.0 million and $6.2 million for the three months ended September 30, 2009 and 2008, respectively, and $17.0 million and $12.5 million for the nine months ended September 30, 2009 and 2008, respectively. No interest income in connection with this loan was recorded in the three months ended March 31, 2008, as such interest income was fully eliminated in consolidation until March 31, 2008. All other variances in interest income from our note receivable are attributable principally to changes in average exchange rates, as the principal balance has remained constant for all periods presented. The level of interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar. All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe's operating cash flow.

     Effective October 31, 2009, we extended the maturity date to March 31, 2013 for our existing (euro)391.9 million ($571.8 million at September 30, 2009) loan to Shurgard Europe. Under the terms of the extension, the existing 7.5% rate of interest increased to 9.0% per annum (effective November 1, 2009). All other material terms and covenants remain the same.

     DEPRECIATION AND AMORTIZATION: Depreciation and amortization expense was $85,908,000 and $254,670,000 for the three and nine months ended September 30, 2009, respectively, as compared to $91,084,000 and $308,153,000 for the same periods in 2008.

     The decrease in depreciation and amortization expense in the three months ended September 30, 2009, as compared to the same period in 2008 is due principally to declines in amortization of tenant intangible amortization. We expect minimal amortization expense of our existing intangibles during the remainder of 2009, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

     Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008. Included in our depreciation and amortization related to Shurgard Europe's facilities was $21,871,000 for the three months ended March 31, 2008.

     GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $8,654,000, and $26,532,000 for the three and nine months ended September 30, 2009, respectively, as compared to $8,879,000 and $56,968,000 for the same periods in 2008. General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries. In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, stock-based compensation, and incentive compensation.

     General and administrative expense for the nine months ended September 30, 2008 includes $27,900,000 in additional incentive compensation incurred related to our disposition of an interest in Shurgard Europe. Following March 31, 2008 we record no further general and administrative expense incurred by Shurgard Europe's operations.

     We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

     INTEREST EXPENSE: Interest expense was $7,289,000 and $22,705,000 for the three and nine months ended September 30, 2009, respectively, as compared to $9,099,000 and $35,187,000 for the same periods in 2008. The decrease in interest expense in the nine month periods is due primarily to the deconsolidation of Shurgard Europe. Interest expense was also reduced due to our early retirement in February 2009 of $110.2 million face amount of senior notes. See Note 6 to the condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

     Capitalized interest expense totaled $200,000 and $547,000 for the three and nine months ended September 30, 2009, respectively, as compared to $448,000 and $1,630,000 for the same periods in 2008, in connection with our development activities.

     Interest expense for the three months ended March 31, 2008 included $6,892,000 incurred by Shurgard Europe, relative to third-party debt. Interest expense incurred by Shurgard Europe after March 31, 2008 is no longer reflected in our financial statements.

     FOREIGN EXCHANGE GAIN (LOSS): Our loan receivable from Shurgard Europe is denominated in Euros and has not been hedged to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro. The amount of U.S. Dollars that will be received on repayment will depend upon the currency exchange rates at the time. Based upon the change in estimated U.S. Dollars to be received caused by fluctuation in currency rates during the three months ended September 30, 2009, we recorded foreign currency translation gains of $21,429,000, as compared to foreign currency translation losses of $53,172,000 for the three months ended September 30, 2008. During the nine months ended September 30, 2009, we recorded foreign currency translation gains of $19,901,000, as compared to foreign currency translation losses of $12,203,000 for the nine months ended September 30, 2008. The U.S. Dollar exchange rate relative to the Euro was approximately 1.459, 1.405 and 1.409 at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

     Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

     DISCONTINUED OPERATIONS: During the nine months ended September 30, 2009, we decided to terminate our truck rental and containerized storage business units, and actually disposed of one and expect to dispose of one self-storage facilities in connection with condemnation proceedings. As a result, we reclassified all of the historical revenues and expenses of these operations from revenues and expenses, into "discontinued operations." Included in discontinued operations in the nine months ended September 30, 2009 are $3.5 million in truck disposal expenses, an $8.2 million impairment charge on intangible assets incurred in connection with an eminent domain proceeding and gains on disposition of storage facilities of approximately $6.0 million which was recorded in the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

     We have $670.9 million of cash on hand at September 30, 2009, and believe that these funds, together with our internally generated net cash provided by operating activities will continue to be sufficient to enable us to meet our operating expenses, capital improvements, debt service requirements and distributions requirements to our shareholders for the foreseeable future.

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


                                                                            For the Nine Months Ended
                                                                                    September 30,
                                                                         -----------------------------
                                                                              2009             2008
                                                                         -----------       -----------
                                                                              (Amount in thousands)
Net cash provided by operating activities (a).........................   $   837,529        $  809,261
Capital improvements to maintain our facilities.......................       (52,449)          (72,629)
                                                                         ------------       -----------
Remaining operating cash flow available for distributions to equity
   holders............................................................       785,080           736,632

Distributions to other noncontrolling interests in subsidiaries.......       (12,637)          (12,727)
Distribution requirements paid to preferred partnership interests.....        (7,643)          (16,209)
                                                                         ------------       -----------
Cash from operations allocable to Public Storage shareholders.........       764,800           707,696
Distributions paid to Public Storage shareholders:
   Preferred share dividends..........................................      (174,324)         (180,999)
   Equity Shares, Series A dividends..................................       (15,393)          (16,068)
   Common shareholders and restricted share unitholders ($1.65 per
   share).............................................................      (278,790)         (278,502)
                                                                         ------------       -----------
Cash from operations available for principal payments on debt and
   reinvestment (b)...................................................   $   296,293        $  232,127
                                                                         ============       ===========


     (a)  Represents  net  cash  provided  by  operating   activities  for  each
          respective nine month period as presented in our September 30, 2009 Condensed Consolidated Statements of Cash Flows.

     (b) We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity. This measure is not a substitute for cash flows from operations in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

     Cash from operations available for principal payments on debt and reinvestment increased from $232.1 million in the nine months ended September 30, 2008 to $296.3 million in the nine months ended September 30, 2009. The increase is attributable to lower capital expenditures as well as reduced preferred partnership and preferred share dividends due to repurchases of preferred securities (see REPURCHASES OF THE COMPANY'S EQUITY AND PREFERRED SECURITIES below).

     In addition to cash on hand, other sources of readily available liquidity and capital resources include a $300 million revolving line of credit. The line of credit expires in March 2012 and there were no outstanding borrowings on the line of credit at November 6, 2009.

     Significant  requirements on our liquidity and capital  resources  include:
(i) capital improvements to maintain our facilities, (ii) distribution requirements to our shareholders to maintain our REIT status, (iii) debt service, (iv) acquisition and development commitments and (v) commitments to provide funding to Shurgard Europe for certain investing and financing activities.

     CAPITAL IMPROVEMENT REQUIREMENTS: During 2009, we expect approximately $73 million for capital improvements for our facilities. Capital improvements include major repairs or replacements to the facilities, which keep the facilities in good operating condition and maintain their visual appeal. Capital improvements do not include costs relating to the development or expansion of facilities. During the nine months ended September 30, 2009, we incurred capital improvements of approximately $52.4 million.

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

     Aggregate dividends paid during the nine months ended September 30, 2009 totaled $174.3 million to the holders of our Cumulative Preferred Shares, $278.8 million to the holders of our common shares and restricted share units and $15.4 million to the holders of our Equity Shares, Series A. We believe that the aggregate dividends paid in 2008 to our shareholders enable us to continue to meet our REIT distribution requirements.

     During the first nine months of 2009, we paid distributions totaling $7.6 million with respect to our Preferred Partnership Units. We expect our annual distribution requirement based upon preferred partnership units outstanding at September 30, 2009, to be approximately $7.3 million on a go forward basis. In addition, we estimate the annual distribution requirements with respect to our preferred shares outstanding at September 30, 2009, to be approximately $232.4 million, assuming no additional preferred share issuances or redemptions during the remainder of 2009.

     For the fourth quarter of 2009, a regular quarterly distribution of $0.55 per common share has been declared by our Board of Trustees. Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders.

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

     We are required by the underlying governing documents to pay distributions to noncontrolling interests in subsidiaries based upon the operating cash flows of the underlying entities less any required reserves for capital expenditures or debt repayment. Such interests received a total of $12,637,000 (excluding the preferred partnership units) during the nine months ended September 30, 2009 and $12,727,000 for the same period in 2008, which represents our expectations with respect to future distribution levels.

     DEBT SERVICE REQUIREMENTS: At September 30, 2009, we have total outstanding debt of approximately $521.7 million. See Note 6 to our September 30, 2009 condensed consolidated financial statements for approximate principal maturities of such borrowings. It is our current intention to fully amortize and repay the debt at maturity and not seek to refinance debt maturities with additional debt. Alternatively, we may prepay debt and finance such prepayments with retained operating cash flow or proceeds from the issuance of preferred securities or common shares.

     Our portfolio of real estate facilities remains substantially unencumbered. At September 30, 2009, we have secured debt outstanding of $229.5 million, which encumbers 89 self-storage facilities with an aggregate net book value of approximately $561.9 million.

     ACQUISITION AND DEVELOPMENT OF FACILITIES: During the remainder of 2009, we will continue to seek to acquire additional self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake. We have a minimal development pipeline at September 30, 2009 and have no current plan to expand our development activities.

     EUROPEAN ACTIVITIES: At the end of February 2009, the maturity date of the loan owed by Shurgard Europe to Public Storage was extended to March 31, 2010. The loan totaled approximately $571.8 million at September 30, 2009.

     Effective October 31, 2009, we extended the maturity date to March 31, 2013 for our existing (euro)391.9 million ($571.8 million at September 30, 2009) loan to Shurgard Europe. Under the terms of the extension, the existing 7.5% rate of interest increased to 9.0% per annum (effective November 1, 2009). All other material terms and covenants remain the same.

     In addition, if Shurgard Europe acquires its partner's interests in First Shurgard and Second Shurgard and is unable to obtain third-party financing, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the existing loans, for up to (euro)185 million ($269.9 million as of September 30, 2009) for the acquisition. This commitment was also extended in February 2009 to March 31, 2010 and was originally for (euro)305 million, but was reduced as the result of refinancing one of the joint venture loans. Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition.

     Shurgard Europe has a 20% interest in two joint ventures and one other partner owns 80% interest in each. The two joint ventures collectively had approximately (euro)230 million ($336 million) of outstanding debt payable to third parties at September 30, 2009, which is non-recourse to Shurgard Europe. In April 2009, Shurgard Europe obtained loan extensions on both of its joint venture loans. One of the joint venture loans, totaling (euro)110 million ($161 million), is now due May 2011 and the other joint venture loan, totaling
(euro)120 million ($175 million), is now due in July 2010. Both joint venture loans are secured by the joint ventures' respective facilities, and are not guaranteed by Public Storage or any third party.

     We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities. Our remaining obligation under this commitment totaled $66.4 million at September 30, 2009.

     ACCESS TO CAPITAL: Over the past nine months, accessing capital through the equity or credit markets has become very difficult, in part due to the lack of liquidity, particularly with respect to real estate companies. As a result, our ability to raise additional capital by issuing common or preferred securities may not be a viable option at least in the near term. We are not dependent, however, on raising capital to fund our operations or meet our obligations.

     Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares. We expect to fund our long-term growth strategies and debt obligations with (i) cash on hand at September 30, 2009, (ii) internally generated retained cash flows and (iii) depending upon current market conditions, proceeds from issuing equity securities. In general, our strategy is to continue to finance our growth with permanent capital, either common or preferred equity to the extent that market conditions are favorable, notwithstanding current market conditions are not favorable.

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

     ISSUANCE AND REDEMPTION OF SECURITIES: We believe that our size and financial flexibility enables us to access capital when appropriate and when market conditions are favorable. However, over the past nine months, accessing capital through the credit markets has become very difficult, in part due to the lack of liquidity.

     As of September 30, 2009, several of our series of preferred shares were redeemable at our option; however, we have not called these series for redemption. Although we may acquire these shares on the open market, it is not advantageous to redeem these shares at face value pursuant to our redemption option at this time because, based upon current market conditions, we cannot issue additional preferred securities at a lower coupon rate than the securities that would be called. The timing of redemption of any of these series of preferred shares will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

     We have the option to call for redemption the Equity Shares, Series A beginning at any time after March 31, 2010 for $24.50 per depositary share plus accrued and unpaid distributions, representing an implied yield of 10%. No decision has been made on redemption of these securities.

     In the past we have typically raised additional capital in advance of the redemption dates to ensure that we have available funds to redeem these securities. Provided market conditions improve in the future, we may raise capital in advance to fund redemptions.

     REPURCHASES OF THE COMPANY'S EQUITY AND PREFERRED SECURITIES: Dislocations in capital markets have provided opportunities for the repurchase of our preferred and debt securities. During the nine months ended September 30, 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions with a liquidation value of $24.6 million for approximately $17.5 million, including accrued dividends, reducing our ongoing dividend requirement by approximately $1.8 million per year. Also during the nine months ended September 30, 2009, we repurchased certain of our Preferred Partnership Units in privately negotiated transactions with a carrying amount of $225 million for approximately $153 million, reducing our ongoing dividend requirement by approximately $14.4 million per year.

     On February 12, 2009, we acquired approximately $110 million face amount of our existing senior unsecured notes pursuant to a tender offer. The amounts paid in the tender were substantially less than what would have been paid if we were to repay this debt early subject to the prepayment premiums under the related debt agreement.

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through November 6, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

     These acquisitions were funded by us with cash on hand. We continue to monitor the existing trading ranges of all our outstanding debt and equity securities for potential opportunities.

CONTRACTUAL OBLIGATIONS

     Our significant contractual obligations at September 30, 2009 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

                                                 2009
                                  Total       (remainder)        2010           2011           2012            2013       Thereafter
                                ----------    -----------     ----------      ---------     --------       ----------    ----------

Long-term debt (1) ............ $  627,439     $  21,440      $   41,799      $ 154,348     $ 74,716       $  259,878    $   75,258

Operating leases (2)...........    100,459         1,841           5,954          5,433        5,456            5,348        76,427

Construction commitments (3)...     13,341        12,007           1,334              -            -                -             -
                                ----------    -----------     ----------      ---------     --------       ----------    ----------
Total.......................... $  741,239     $  35,288      $   49,087      $ 159,781     $ 80,172       $  265,226    $  151,685
                                ==========    ===========     ==========      =========     ========       ==========    ==========

     (1) Amounts include interest payments on our notes payable based on their contractual terms. See Note 6 to our September 30, 2009 condensed consolidated financial statements for additional information on our notes payable.

     (2) We lease land, equipment and office space under various operating leases. Certain leases are cancelable with substantial penalties.

     (3) Includes obligations for facilities under construction at September 30, 2009.

         We have not included any additional funding requirements that we may be required make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

         We have no substantial construction commitments at September 30, 2009.

     OFF-BALANCE SHEET ARRANGEMENTS: At September 30, 2009 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting either of common shares and preferred shares. At September 30, 2009, our debt as a percentage of total equity (based on book values) was 5.8%.

     Our preferred shares are not redeemable at the option of the holders. At September 30, 2009, our Series V, Series W, Series X, Series Y, Series Z, Series A, Series B and Series C preferred shares are currently redeemable by us. Except under certain conditions relating to the Company's qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our September 30, 2009 condensed consolidated financial statements.

     Our market risk sensitive instruments include notes payable, which totaled $521,662,000 at September 30, 2009.

     We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $272.7 million at September 30, 2009. We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling (euro)391.9 million ($571.8 million) at September 30, 2009. We also have an obligation, in certain circumstances, to loan up to an additional
(euro)185 million to Shurgard Europe.

     The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2009 (dollar amounts in thousands).

                            2009
                         (remainder)    2010        2011          2012        2013     Thereafter      Total     Fair Value
                         ----------- ---------- ------------ ------------- ---------- ------------ ------------ ------------

Fixed rate debt........  $   2,289   $ 13,089   $  131,432   $   55,575    $251,421   $  67,856    $  521,662   $ 527,646
Average interest rate..      5.68%      5.68%        5.68%        5.70%       5.62%       5.50%
----------------------------------------------------------------------------------------------------------------------------
Variable rate debt (1).  $       -   $      -   $        -   $        -    $     -    $       -    $        -   $       -
Average interest rate..
----------------------------------------------------------------------------------------------------------------------------


     (1) Amounts include borrowings under our line of credit, which expires in 2012. As of September 30, 2009, we have no borrowings under our line of credit.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
              -----------------------------------------------------------

     Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions. During the nine months ended September 30, 2009, we did not repurchase any of our common shares. From the inception of the repurchase program through November 6, 2009, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million. Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2009. During the nine months ended September 30, 2009, we did not repurchase any of our common shares outside our publicly announced repurchase program, except shares withheld for payment of tax withholding in connection with our various stock option plans. Future levels of common repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

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

                                       DATED: November 6, 2009

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

10.14* Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004. Filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

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

                    101 .PRE**      XBRL Taxonomy Extension Presentation Link

_           (1)        SEC File No. 001-33519 unless otherwise indicated.

*           Denotes management compensatory plan agreement or arrangement.

**          Furnished herewith.