Form 10-K
period 2009-12-31
Public Storage
filed 2010-03-01
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   to  .

Commission File Number: 001-33519

PUBLIC STORAGE
(Exact name of Registrant as specified in its charter)

Maryland	95-3551121
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
701 Western Avenue, Glendale, California 91201-2349 (Address of principal executive offices) (Zip Code)

(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 7.500% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.250% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.125% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.125% Cumulative Preferred Share, Series B $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.600% Cumulative Preferred Share, Series C $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.180% Cumulative Preferred Share, Series D $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred Share, Series E $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series F $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series G $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.950% Cumulative Preferred Share, Series H $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred Share, Series I $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred Share, Series K $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred Share, Series L $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.625% Cumulative Preferred Share, Series M $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series N $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 par value	New York Stock Exchange
Common Shares, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes [X]No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes [   ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]                      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]                                                              Accelerated Filer [   ]                                              Non-accelerated Filer [   ]Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]                      No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2009:

Common Shares, $0.10 Par Value - $8,811,049,000 (computed on the basis of $65.48 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2009).

Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 Par Value - $176,548,000 (computed on the basis of $24.94 per share which was the reported closing sale price of the Depositary Shares each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange on June 30, 2009).

As of February 25, 2010, the number of outstanding Common Shares, $.10 par value, was 169,597,834 shares and the number of outstanding Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A, $.01 par value, was 8,377,193 (representing 8,377.193 Equity Shares, Series A).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”).

General

Public Storage was organized in 1980.  Effective June 1, 2007, we reorganized Public Storage, Inc. into Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland real estate investment trust (“REIT”).  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (“U.S.”), and we have an equity interest in Shurgard Europe, a private company that we believe is the largest owner and operator of self-storage facilities in Europe and we have an equity interest in PS Business Parks, Inc. whose business activities primarily include the ownership and operations of commercial properties.  At December 31, 2009, we operate within three reportable segments described below: (i) Domestic Self-Storage, (ii) Europe Self-Storage and (iii) Commercial.  See also Note 11 to our December 31, 2009 consolidated financial statements for further discussion with respect to our reportable segments.

The Domestic Self-Storage segment, at December 31, 2009, includes our direct and indirect equity interests in 2,010 self-storage facilities (127 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

The Europe Self-Storage segment, at December 31, 2009, comprises our 49% equity interest in Shurgard Europe which owns 187 self-storage facilities (10 million net rentable square feet of space) located in seven countries in Europe which operate under the “Shurgard Storage Centers” brand name and manages one facility located in the United Kingdom that we wholly own.

The Commercial segment, at December 31, 2009, includes direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S., including our 41% ownership interest in PS Business Parks, Inc. (“PSB”), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol “PSB” (see “Investment in PSB” under “Equity in Earnings of Real Estate Entities” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further information regarding our investment in PSB).  This commercial space is primarily operated under the “PS Business Parks” brand name.

Certain other activities, due to their insignificant scale and dissimilarity in operating characteristics to our existing segments, are not allocated to any segment.  These activities include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) the sale of merchandise at our self-storage facilities and (iii) management of self-storage facilities owned by third-party owners and entities that we have an ownership interest in but are not consolidated.  We previously had truck rental and containerized storage operations, which we ceased operations in 2009.

We significantly increased the scope and scale of our operations on August 22, 2006, when we merged with Shurgard Storage Centers, Inc. (“Shurgard” and the merger referred to as the “Shurgard Merger”), a REIT which had an interest in 487 self-storage facilities located in the U.S. and an interest in 160 facilities in Europe.  On March 31, 2008, we entered into a transaction with an institutional investor (the transaction referred to as the “Europe Transaction”) whereby the investor acquired a 51% equity interest in our European operations (“Shurgard Europe”).  Shurgard Europe held substantially all of the operations in which we have an interest in Europe.  Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a joint venture formed to own Shurgard Europe’s operations.

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

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

The Impact of Current Economic Factors

The recessionary trends experienced in 2008 and 2009, including the contraction in economic activity and elevation in unemployment rates experienced in the U.S. and Europe, have had a negative impact upon our business, and we have responded with what we believe are short-term revisions to our long-term growth strategies.

Operationally, our occupancies and rental rates have come under pressure as demand for self-storage space has softened.  We have responded by reducing rental rates, increasing promotional discounts, and increasing our marketing activities to stimulate additional demand for our storage space and increase our market share.

We have shut down our development activities, both in the U.S. and Europe due to the current level of risk inherent in development, uncertain consumer demand for when such facilities open for operation, and to preserve capital.  We have increased our earnings yield or capitalization rate requirements with respect to the acquisition of existing self-storage facilities.  We believe that existing self-storage properties may be marketed, at attractive prices, due to financial or operating stress of their owners which may create acquisition opportunities for us.  We have taken advantage of capital market dislocations with respect to our own securities through the repurchase of our own preferred shares and our unsecured debt.  While capital markets have improved recently from the severe stress incurred in late 2008 and early 2009, they are still relatively constrained and in flux compared to historical norms.  We believe under current capital market conditions our ability to issue preferred securities at reasonable rates is limited.  Despite the difficult capital markets, we believe that we are well-positioned with significant cash balances on hand, have an expectation of continued internally generated cash flow that can be used for reinvestment, and relatively modest debt maturities as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

While we believe that these actions are the appropriate response to the existing economic environment, and that they will best position us to take advantage of the current environment in the short-term and then resume our traditional growth strategy in the future, there can be no assurance that we will be able to do so.

See “Growth and Investment Strategies” and “Financing of the Company’s Growth Strategies” below for more information regarding our traditional long-term strategy to grow the cash flows and equity values of the Company.

Competition

Self-storage facilities generally draw customers from residents within a three to five mile radius.  Many of our facilities operate within three to five miles of well-located and well-managed competitors that seek the same group of customers through many of the same marketing channels we use, including yellow page advertising, Internet advertising, as well as signage and banners.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 5% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own only approximately 10% of the aggregate self-storage space in the U.S., with the remaining 90% owned by numerous private regional and local operators.  This market fragmentation enhances the advantage of our economies of scale and our brand relative to other operators (see “Business Attributes – Economies of Scale” below), and could result in potential growth in our platform through acquisitions over the long term.

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

Business Attributes

We believe that we possess several primary business attributes that permit us to compete effectively:

Centralized information networks: Our facilities are part of comprehensive centralized reporting and information networks which enable the management team to identify changing market conditions and operating trends as well as analyze customer data, and quickly change our properties’ pricing and promotional mix on an automated basis.

National Telephone Reservation System:  We operate a centralized telephone reservation system, which provides added customer service and helps to maximize utilization of available self-storage space.  Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a storage facility, are directed to the national reservation system.  A representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by the Company and its subsidiaries.  We believe that the centralized telephone reservation system enhances our ability to market storage space in the U.S. relative to handling these calls at individual properties, because it allows us to more effectively offer all spaces at all facilities in the vicinity of a customer and to provide higher-quality selling efforts through dedicated sales specialists.  We also provide customers the opportunity to review space availability and make reservations online through our website, www.publicstorage.com.

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2009, we operated 2,010 self-storage facilities in which we had an interest and managed 32 self-storage facilities for third parties.  These facilities are generally located in major markets within 38 states in the U.S.  At December 31, 2009, we had over one million self-storage spaces rented.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators.  We are also able to purchase and bid aggressively for multiple-keyword advertising on national Internet search engines.  In addition, we are able to market efficiently using television as a media source.  The concentration of most of our properties in major metropolitan centers makes various promotional and media programs, such as television, yellow pages, and Internet keyword bidding, far more economical for us than for our competitors.

Brand name recognition: Our operations in the U.S. are conducted under the “Public Storage” brand name, which we believe is the most recognized and established name in the self-storage industry in the U.S.  Our storage operations within the U.S. are conducted in major markets in 38 states, giving us national recognition and prominence.  Our facilities tend to be highly visible and located in heavily populated areas, improving the local awareness of our brand.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a similarly established and valuable brand.

Complementary ancillary operations: Through a taxable REIT subsidiary, we sell retail items associated with the storage business and reinsure policies issued to our tenants against lost or damaged goods stored by tenants in our storage facilities.  We believe these activities supplement and strengthen our existing self-storage business by further meeting the needs of storage customers.

Growth and Investment Strategies

As described more specifically in “The Impact of Current Economic Factors” above, our growth strategies have been revised in the short-run to respond to current market conditions.

Over the long-run, our growth strategies have consisted of: (i) improving the operating performance of our existing self-storage properties, (ii) acquiring properties that are owned or operated by others in the U.S., (iii) developing or redeveloping existing U.S. real estate facilities, (iv) participating in the growth of commercial facilities owned primarily by PSB, and (v) capitalizing on the growth of facilities owned by Shurgard Europe in the European market.  In addition to certain revisions to these strategies described below, our strategy has been revised in the short-run to take advantage of dislocation in current capital markets.

Improve the operating performance of existing properties: Demand for our self-storage facilities has been negatively impacted over the past two years by the current recessionary trends, and revenue and net operating income have both declined in 2009.  Over the long-run we seek to increase the net cash flow generated by our existing self-storage properties by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our properties relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling expense levels.  We believe that our property management personnel and systems, combined with our national telephone reservation system and media advertising programs will continue to enhance our ability to meet these goals.  See Item 7. “Management’s Discussion and Analysis” below for further information regarding our expectation in the short-run with respect to our operating results.

Acquire properties owned or operated by others in the U.S.: Our long-run strategy has included acquiring well-located facilities owned or operated by others in the U.S. that fit well within our geographic profile, at generally attractive pricing.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry.  Data on the rental rates and occupancy levels of our existing facilities, which are often located in proximity to potential acquisition candidates, provide us an advantage in evaluating the potential of acquisition opportunities.  In the short-run, we believe that there may be more attractive opportunities for the acquisition of facilities from distressed sellers who, due to the constrained credit environment and pressure on cash flows due to the current difficult operating environment, face loan covenant violations or cannot refinance their existing debt as it comes due.  The timing and amount of these opportunities will be at least partially dependent upon whether the banks and other lenders elect to pursue foreclosure, acceleration, or other remedies which would force a sale of the properties of these distressed owners, rather than extending existing loans or waiving covenant violations.  It is our belief that opportunities in 2009 have been limited due at least in part to lenders’ desire to extend these loans rather than foreclose.  There can be no assurance that any such opportunities may materialize in the future.

Development of real estate facilities: We believe that in the long-run, development of new storage locations and expansion of our existing self-storage facilities represent an important part of our growth strategy.  New locations can be developed to meet customer needs and expand our geographic reach, generally within our existing markets.  In addition, existing facilities can be expanded or enhanced to provide additional amenities such as climate control, to better capitalize on increased population density in certain facilities’ local market area.    However, in light of current capital market conditions, doubt as to the potential lease-up of new storage space in the face of reduced demand, and the increased potential in the short-run for attractive acquisitions of existing facilities described above, we substantially curtailed our development pipeline.  Accordingly, in 2009 our investment in the development of real estate facilities was minimal, and we continue to have nominal development pipeline at December 31, 2009.  Shurgard Europe has similarly reduced its development activities (see “Capitalize on the Potential for Growth in Europe” below).

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.: At December 31, 2009, we had a 41% common equity interest in PSB and its operating partnership which consisted of 5,801,606 shares of common stock and 7,305,355 limited partnership units in the Operating Partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  At December 31, 2009, PSB owned and operated approximately 19.6 million net rentable square feet of commercial space located in eight states in the U.S.  During 2009 and 2008, the recession in the U.S. impacted PSB resulting in a decrease in new rental rates over expiring rents, as well as declining occupancy levels in 2009 and in the last six months of 2008.  It is uncertain what impact the current recessionary trends will have on PSB’s future occupancy levels and rental rents.  PSB may continue to experience downward pressure on its occupancy levels and rental rates.  Due to capital market dislocations and other factors, PSB did not acquire any new commercial space in 2009 and 2008.

Capitalize on the potential for growth in Europe:  On March 31, 2008, we entered into the Europe Transaction with an institutional investor whereby the investor acquired a 51% interest in Shurgard Europe.  Shurgard Europe held substantially all of our operations in Europe.  Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a new joint venture formed to own Shurgard Europe’s operations.

We believe that Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.  At December 31, 2009, Shurgard Europe’s operations comprise 187 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 115 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Shurgard Europe operates in seven markets in Western Europe:  the French market (principally Paris), the Swedish market (principally Stockholm), the United Kingdom market (principally London), the Dutch market, the Belgian market, the Danish market (principally Copenhagen) and the German market.

In contrast to the U.S., the European self-storage industry is relatively immature.  In each of the markets that Shurgard Europe operates customer awareness of the product is relatively low and ownership of self-storage facilities remains fragmented.  Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive option as product knowledge and availability of additional self-storage facilities grows.  Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies, and more consumer familiarity could result in a significant increase in demand in the long-term.

In the longer term, we believe that there is significant growth potential in Europe to expand the number of facilities owned either through development, acquisition, and consolidation, even if the density of self-storage in Europe does not ultimately approach the levels in the U.S.  However, ultimately capitalizing on this opportunity will require a significant amount of capital to develop new self-storage facilities in what could be a process extending through a few decades in time frame, similar to the trajectory of the U.S. self-storage industry since its inception in the mid 1960’s.

Shurgard Europe, and its ability and wherewithal to take advantage of these opportunities, has been impacted by the same economic trends that have negatively impacted our domestic self-storage operations and capital markets.  In addition to the operating uncertainties that we face, Shurgard Europe faces refinancing risk, as approximately $168 million (€117 million) and $153 million (€107 million) of debt owed by joint ventures matures in July 2010 and May 2011, respectively, and approximately $561.7 million (€391.9 million) in a loan payable to us becomes due in March 2013.  Accordingly, Shurgard Europe has taken many of the same steps that we have domestically, by curtailing its development activities.  At such time that public market capital or bank debt becomes available to Shurgard Europe to refinance its existing debt and economic trends improve, development and growth may recommence; however, there can be no assurance that such development and growth will ultimately recommence and at what levels.

Take advantage of dislocation in capital markets:  At December 31, 2009, we have cash balances on hand of approximately $763.8 million.  On February 12, 2009, in accordance with an “any and all” tender offer, we acquired $110.2 million (face amount) of our Senior Unsecured Debt.  In addition, during the fourth quarter of 2008 and the first quarter of 2009, we acquired $352.7 million (face amount) of our preferred shares and units on the open market and in privately negotiated transactions for an aggregate acquisition cost of $237.4 million.  There could be opportunities for future acquisition of our own outstanding debt and equity securities, particularly if there were a return to the same acute turbulence in the credit and equity markets which occurred in late 2008 and early 2009.  Any future such transactions will depend upon our evaluation of the return of such investments relative to our other investment alternatives.  There can be no assurance that any future such transactions will occur or the potential yield on such transactions.

Financing of the Company’s Growth Strategies

Impact of Current Capital Markets: As described above in “The Impact of Current Economic Factors”, one of our traditional sources of external capital is, through the issuance of preferred securities and, although we have not attempted to issue additional preferred securities over the past twelve months, we believe that we could issue additional preferred securities on a limited basis.  While we expect continued improvement in the capital markets to issue preferred securities, there can be no assurance as to when market conditions will improve for preferred securities issuances at amounts and at rates that we will find reasonable.

Overview of financing strategy: Over the past three years we have funded substantially all the cash portion of our acquisition and development activities with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities).  We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.’’  Our present intention is to continue to finance substantially all our growth with cash on hand ($763.8 million at December 31, 2009), internally generated cash flows and permanent capital.

Borrowing: We have in the past used our $300 million revolving line of credit as temporary “bridge” financing, and repaid those amounts with permanent capital.  Our debt outstanding currently represents debt that was assumed either in connection with property acquisitions or in connection with the Shurgard Merger.  When we have assumed such debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it economically disadvantageous to prepay.  While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  Our senior debt has an “A-” credit rating by Standard and Poor’s combined with our low level of debt, we believe we could issue a significant amount of unsecured debt, at attractive rates, in the current markets.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below.

Issuance of securities in exchange for property: We have issued both our common and preferred securities in exchange for real estate and other investments in the past, most notably the issuance of 38,913,187 common shares in connection with the Shurgard Merger in 2006.  Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

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

Investments in Real Estate and Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our Board of Trustees without a shareholder vote:

•
Our investments primarily consist of direct ownership of self-storage properties (the nature of our self-storage properties is described in Item 2, “Properties”), as well as partial interests in entities that own self-storage properties.

•
Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the “Public Storage” brand name in the U.S., as well as storage facilities managed in Europe under the “Shurgard Storage Centers” brand name which are owned by Shurgard Europe.

•	Additional acquired interests in real estate (other than the acquisition of properties from third parties) will include common equity interests in entities in which we already have an interest.

•	To a lesser extent, we have interests in existing commercial properties (described in Item 2, “Properties”), containing commercial and industrial rental space, primarily through our investment in PSB.

Facilities Owned by Subsidiaries

In addition to our direct ownership of 1,523 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2009 with an aggregate of approximately 98 million net rentable square feet, we have controlling indirect interests in entities that own 468 self-storage facilities in the U.S. with approximately 28 million net rentable square feet.  In addition to our self-storage space, we own approximately 1.8 million net rentable square feet of commercial space primarily located adjacent to our self-storage facilities.  Because of our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Entities

At December 31, 2009, we had ownership interests in PSB, which owned approximately 19.6 million net rentable square feet of commercial space at December 31, 2009, Shurgard Europe, which had ownership interests in 187 facilities with approximately 10 million net rentable square feet of storage space, and certain limited partnerships owning an aggregate of 19 self-storage facilities with approximately 1 million net rentable square feet of storage space.  Collectively these entities are referred to as the “Unconsolidated Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that are not included in our consolidated financial statements.  The limited partnerships have no significant amounts of debt or other obligations.  See Note 5 to our December 31, 2009 consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Entities.

Limitations on Debt

Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in a ratio of ''Debt'' to ''Assets'' (the ''Debt Ratio'') in excess of 50%.  As of December 31, 2009, the Debt Ratio was approximately 4%.  ''Debt'' means the liabilities (other than ''accrued and other liabilities'' and “redeemable noncontrolling interests'') that should, in accordance with U.S. generally accepted accounting principles, be reflected on our consolidated balance sheet at the time of determination.  ''Assets'' means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with U.S. generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.

Employees

We have approximately 4,900 employees in the U.S. at December 31, 2009 who render services on behalf of the Company, primarily personnel engaged in property operations.  None of our employees in the U.S. are covered by a collective bargaining agreement.  We believe that our relations with our employees are generally amicable.

Seasonality

We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At December 31, 2009, there were approximately 585,000 certificate holders held by our tenants, participating in this program representing aggregate coverage of approximately $1.3 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.3 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

ITEM 1A.  Risk Factors

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

The value of our investments may be reduced by general risks of real estate ownership.    Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

•	lack of demand for rental spaces or units in a locale;

•	changes in general economic or local conditions;

•	natural disasters, such as earthquakes and floods; which could exceed the aggregate limits of our insurance coverage;

•	potential terrorist attacks;

•	changes in supply of or demand for similar or competing facilities in an area;

•	the impact of environmental protection laws;

•
changes in interest rates and availability of permanent mortgage funds which may render the sale of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

•	increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

•	transactional costs and liabilities, including transfer taxes;

•	adverse changes in tax, real estate and zoning laws and regulations; and

•	tenant and employment-related claims.

In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers.  This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 13 under “Insurance and Loss Exposure” to our December 31, 2009 consolidated financial statements.

There is significant competition among self-storage facilities and from other storage alternatives.    Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2009.  Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of most of our properties.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

We may incur significant environmental costs and liabilities.    As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties.  Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances.  In some cases, liability may not be limited to the value of the property.  The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect the owner’s or operator’s ability to sell, lease or operate its property or to borrow using its property as collateral.

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

Delays in development and fill-up of our properties would reduce our profitability.    From January 1, 2005, through December 31, 2009, we opened 17 newly developed self-storage facilities in the U.S. at a cost of approximately $142 million.  Shurgard Europe has developed and opened 55 facilities since January 1, 2005 at a cost of approximately $426 million, and has two development projects under construction with total estimated costs of $24 million.  Delays in the rent-up of newly developed storage space as a result of competition or other factors, including the slowdown in the general economy which has negatively impacted storage demand, would adversely impact our profitability.  If we or Shurgard Europe were to commence significant development of facilities, construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability.

Property taxes can increase and cause a decline in yields on investments.    Each of our properties is subject to real property taxes.  These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities.  Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels.  Such increases could adversely impact our profitability.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures.    All our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”).  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements.  A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure.  In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations.  Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims.     From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

Global economic conditions could adversely affect our business, financial condition, growth and access to capital.

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve.  These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect disposable incomes, have and are likely to continue to adversely affect our business.

As a further result of the current global financial crisis, our ability to issue preferred shares or borrow at reasonable rates has been and may continue to be adversely affected by challenging credit market conditions.  The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business.  While we currently believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual, long-term continued turbulence in the credit markets and in the national economy may adversely affect our access to capital and adversely impact earnings growth that might otherwise result from the acquisition and development of real estate facilities.

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

Any failure by us to manage acquisitions and other significant transactions successfully could negatively impact our financial results.  If acquired facilities are not properly integrated into our system, our financial results may suffer.

Any failure to successfully integrate acquired operations with our existing business could negatively impact our financial results. To fully realize any anticipated benefits from an acquisition, we must successfully complete the combination of the businesses of Public Storage and acquired properties in a manner that permits cost savings to be realized.  It is possible that the integration process could result in a decline in occupancy and/or rental rates, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements that adversely affect our ability to maintain relationships with tenants and employees or to achieve anticipated benefits, particularly with large acquisitions.

Acquired properties are subject to property tax reappraisals which may increase our property tax expense. Facilities that we acquire are subject to property tax reappraisal, which can increase property tax expense.  There is a degree of uncertainty involved in estimating the property tax expense of an acquired property.  In future acquisitions of properties, if actual property tax expenses following reappraisal are significantly greater than we expected, our operating results could be negatively impacted.

As a result of our ownership of 49% of the international operations of Shurgard Europe with a book value of $272.3 million at December 31, 2009, and our loan to Shurgard Europe aggregating $561.7 million at December 31, 2009, we are exposed to additional risks related to international businesses that may adversely impact our business and financial results.

We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe.  In addition, European operations have specific inherent risks, including without limitation the following:

•
currency risks, including currency fluctuations, which can impact the fair value of our $272.3 million book value equity investment in Shurgard Europe, as well as interest payments and the net proceeds to be received upon repayment of our loan to Shurgard Europe;

•	• unexpected changes in legislative and regulatory requirements;

•	• potentially adverse tax burdens;

•	• burdens of complying with different permitting standards, environmental and labor laws and a wide variety of foreign laws;

•	• the potential impact of collective bargaining;

•	• obstacles to the repatriation of earnings and cash;

•	• regional, national and local political uncertainty;

•	• economic slowdown and/or downturn in foreign markets;

•	• difficulties in staffing and managing international operations;

•	• reduced protection for intellectual property in some countries;

•	• inability to effectively control less than wholly-owned partnerships and joint ventures; and

•	• the importance of local senior management and the potential negative ramifications of the departure of key executives.

Based upon current market conditions and recent operating result trends of Shurgard Europe, the following specific risks apply with respect to our investment in, and loan to, Shurgard Europe:

•
We have an obligation to loan up to an additional €185 million ($265.2 million at December 31, 2009) to Shurgard Europe, and provide additional equity contributions of up to $66.4 million.  We have a commitment, which expires March 31, 2010, to provide up to €185 million of additional loans to Shurgard Europe under the same terms as the existing loans, to fund the possible acquisition of Shurgard Europe’s joint venture partner’s interest in the joint ventures and/or repay Shurgard Europe’s pro-rata share of the joint venture debt.  In addition, we are committed to provide up to $66.4 million of additional equity contributions to Shurgard Europe to fund certain other investing activities.  While the acquisition of the joint venture partners’ interests are subject to our approval, Shurgard Europe has no obligation to acquire these interests, and any other investing activities generally require our approval, these commitments may require us to provide additional funds to Shurgard Europe in amounts or under terms that we may not have otherwise agreed to.

•
Joint Ventures that Shurgard Europe has a 20% interest in have significant refinancing requirements.  Shurgard Europe’s two joint ventures collectively had approximately €224 million ($321 million) of outstanding debt payable to third parties at December 31, 2009.  These loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe, or any third party.  One of the joint venture loans, totaling €107 million ($153 million), is due May 2011 and the other joint venture loan, totaling €117 million ($168 million), is due in July 2010.

If Shurgard Europe’s joint ventures were unable to refinance or otherwise repay these loans when due, it is our expectation that the loans would be repaid with each joint venture partner contributing their pro rata share towards repayment.  Shurgard Europe’s pro rata share, in the aggregate, would be approximately €50 million ($72 million) which Shurgard Europe fund either from available cash on hand or equity contributions from Public Storage and our joint venture partner.  Further, it is also possible that Shurgard Europe’s joint venture partner would be unable to contribute its pro rata share to repay the loans and may trigger, through its rights under the related partnership documents, the liquidation of the partnership, which could result in Shurgard Europe’s acquisition of its joint venture partner’s interest or the sale of the properties to third parties, with potential loss or reduction to our investment if the liquidation proceeds were not sufficient.  If Shurgard Europe were to acquire its joint venture partner’s interest by March 31, 2010, it could borrow on the aforementioned €185 million loan commitment we have provided to fund the purchase of the joint venture partner’s interest and repayment of the loans.

•
Shurgard Europe’s ability to refinance its $561.7 million loan from us, which is due in March 2013, may be limited if current market conditions persist.  We have loaned Shurgard Europe €391.9 million ($561.7 million at December 31, 2009), and this loan is due in March 2013.  If the currently constrained capital market and bank loan availability persists, it is likely that Shurgard Europe may be unable to refinance the entire loan.  If Shurgard Europe is unable to obtain financing to raise funds to repay our loan, we may have to negotiate an equity or debt contribution by our joint venture partner to Shurgard Europe, extend the loan, or otherwise take steps under our lender rights.   Any of these steps could negatively impact our investment and the liquidity of Shurgard Europe.

•
Shurgard Europe’s operating trends are negative.  Shurgard Europe’s same-store revenue is down 3.6% in the year ended December 31, 2009 as compared to 2008 on a constant exchange rate basis.  Shurgard Europe may have continued reductions in same-store revenues, which will adversely impact their operating results and, as a result, the value of our investment in Shurgard Europe.  Such reductions may negatively impact Shurgard Europe’s liquidity and ability to repay its debt, including the debt owed to Public Storage, due to declining interest coverage ratios and other similar metrics upon which potential lenders typically base their lending decisions.

We are subject to risks related to our ownership of assets in joint venture structures.

In connection with our 2006 acquisition of Shurgard and the acquisition of a 51% interest in Shurgard Europe by an institutional investor on March 31, 2008, we have interests in several joint ventures.  Joint ventures may present additional risks, including without limitation, the following:

•	Risks related to the financial strength, common business goals and strategies and cooperation of the venture partner.

•	The inability to take some actions with respect to the joint venture activities that we may believe are favorable, if our joint venture partner does not agree.

•	The risk that we could lose our REIT status based upon actions of the joint ventures if we are unable to effectively control these indirect investments.

•	The risk that we may not control the legal entity that has title to the real estate.

•
The risk that our investments in these entities may not be easily sold or readily accepted as collateral by our lenders, or that lenders may view assets held in joint ventures as less favorable as collateral.

•	The risk that the joint ventures could take actions which may negatively impact our preferred shares and debt ratings, to the extent that we could not prevent these actions.

•	The risk that we may be constrained from certain activities of our own that we would otherwise deem favorable, due to non-compete clauses in our joint venture arrangements.

•	The risk that we will be unable to resolve disputes with our joint venture partners.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2009, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the “Hughes Family”) owned approximately 17.3% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares and also allows for cumulative voting in the election of trustees.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

Certain provisions of Maryland law and in our declaration of trust and bylaws may prevent changes in control or otherwise discourage takeover attempts beneficial to shareholders.

Certain provisions of Maryland law may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our shares with the opportunity to realize a premium over the then-prevailing market price of our shares.  Currently, the Board has opted not to subject the Company to the statutory limitations of either the business combination provisions or the control share acquisitions provisions of Maryland law, but the Board may change this option as to either statute in the future.  If the Board chooses to make them applicable to us, these provisions could delay, deter or prevent a transaction or change of control that might involve a premium price for holders of common shares or might otherwise be in their best interest.  Similarly, (1) limitations on removal of trustees in our declaration of trust, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares, (4)  the advance notice provisions of our bylaws and (5) the Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions without those decisions being subject to any heightened standard of conduct or standard of review, could have the same effect of delaying, deterring or preventing a transaction or a change in control that might involve a premium price for holders of the common shares or might otherwise be in common shareholders’ best interest.

To preserve our status as a REIT under the Code, our declaration of trust contains limitations on the number and value of shares of beneficial interest that any person may own.  These ownership limitations generally limit the ability of a person, other than the Hughes Family (as defined in our declaration of trust) and other than “designated investment entities” (as defined in our declaration of trust), to own more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in each case, in value or number of shares, whichever is more restrictive, unless an exemption is granted by our board of trustees.  These limitations could discourage, delay or prevent a transaction involving a change in control of our company not approved by our board of trustees.

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

We have also assumed, based on Shurgard Storage Center, Inc.’s public filings and due diligence performed in connection with our acquisition of Shurgard, that Shurgard qualified as a REIT through the date of the Shurgard Merger on August 22, 2006.  However, if Shurgard failed to qualify as a REIT, we generally would have succeeded to or incurred significant tax liabilities (including the significant tax liability that would have resulted from the deemed sale of assets by Shurgard to us as part of the Shurgard Merger).

We may pay some taxes, reducing cash available for shareholders.

Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxable as a regular corporation and may be limited in its ability to deduct interest payments made to us in excess of a certain amount.  In addition, if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on those payments in excess of amounts the Internal Revenue Service deems reasonable between unrelated parties.  To the extent that the Company is required to pay federal, foreign, state or local taxes, we will have less cash available for distribution to shareholders.

We have become increasingly dependent upon automated processes, telecommunications, and the Internet and are faced with system security risks.

We have become increasingly centralized and dependent upon automated information technology processes, and certain critical components of our operating systems are dependent upon third party providers.  As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted operations at our third party providers.  Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in our third party providers could negatively impact our operations.  In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations.  Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.  Nearly half of our move-ins comes from sales channels dependent upon telecommunications (telephone or Internet).

 We have no interest in Canadian self-storage facilities owned by the Hughes Family.

The Hughes Family has ownership interests in, and operates, 52 self-storage facilities in Canada under the name “Public Storage”, which name we license to the Hughes Family for use in Canada on a non-exclusive basis.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them.  However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.  Although we have no current plans to enter the Canadian self-storage market, if we choose to do so without acquiring the Hughes Family interests in their Canadian self-storage properties, our right to use the Public Storage name in Canada may be shared with the Hughes Family unless we are able to terminate the license agreement.

Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada in which the Hughes Family has ownership interests.  We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH.  For the years ended December 31, 2009 and 2008, PSICH received $642,000 and $768,000, respectively, in reinsurance premiums attributable to the Canadian Facilities.  Since PSICH’s right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002 and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities.  Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations.  Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction.  No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past.  For the year ended December 31, 2009, revenues from our tenant reinsurance business represented approximately 4% of our revenues.

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

We are headquartered in, and approximately one-fifth of our properties in the U.S. are located in California. The state of California and many local jurisdictions are facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.  In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

ITEM 1B.                      Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

At December 31, 2009, we had direct and indirect ownership interests in 2,010 and 188 storage facilities located in 38 states within the U.S. and seven Western European nations, respectively:

	At December 31, 2009
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
United States:
California:
Southern	204	14,231
Northern	170	9,927
Texas	236	15,493
Florida	191	12,520
Illinois	123	7,800
Washington	91	6,028
Georgia	92	5,964
North Carolina	69	4,775
Virginia	78	4,453
New York	62	4,015
Colorado	59	3,713
New Jersey	56	3,524
Maryland	56	3,290
Minnesota	44	2,990
Michigan	43	2,755
Arizona	37	2,259
South Carolina	40	2,155
Missouri	37	2,136
Oregon	39	2,006
Indiana	31	1,926
Pennsylvania	28	1,867
Ohio	30	1,860
Nevada	24	1,561
Tennessee	27	1,528
Kansas	22	1,310
Massachusetts	19	1,179
Wisconsin	15	968
Other states (12 states)	87	4,813
Total – U.S.	2,010	127,046

Europe (b):
France	56	2,958
Netherlands	39	2,078
Sweden	30	1,614
Belgium	21	1,254
United Kingdom	21	1,119
Germany	11	552
Denmark	10	550
Total - Europe	188	10,125

Grand Total	2,198	137,171

(a) See Schedule III:  Real Estate and Accumulated Depreciation in the Company’s 2009 financials, for a complete list of properties consolidated by the Company.

(b) The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities in which Shurgard Europe has an ownership interest.

Our facilities are generally operated to maximize cash flow through the regular review and adjustment of rents charged to our tenants.  For the year ended December 31, 2009, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 88% and $12.77, respectively, in the U.S. and 79% and $25.43, respectively, in Europe.

At December 31, 2009, 89 of our U.S. facilities were encumbered by an aggregate of $227 million in secured notes payable.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their own lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage facility spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has drive-up access or its proximity to elevators.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard Storage Centers” brand name.

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

Competition from other self-storage facilities as well as other forms of storage in the market areas in which most of our properties are located in the U.S., and certain of our properties in Western Europe, is significant and has affected the occupancy levels, rental rates, and operating expenses of many of our properties.

Since our investments are primarily self-storage facilities, our ability to preserve our investments and achieve our objectives is dependent in large part upon success in this field.  We believe that self-storage facilities, upon stabilization, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.  While we have seen a decrease in cash flow generation at our same-store facilities in 2009 due primarily to the high unemployment, historically, upon stabilization after an initial fill-up period, the U.S. self-storage facilities we have an interest in have generally shown a high degree of consistency in generating cash flows.

Commercial Properties: In addition to our interests in 2,198 self-storage facilities, we have an interest in PSB, which, as of December 31, 2009, owns and operates approximately 19.6 million net rentable square feet of commercial space in eight states.  At December 31, 2009, the $326 million book value of our investment in PSB represents approximately 3% of our total assets.  The $656 million market value of our investment in PSB at December 31, 2009 represents approximately 7% of the book value of our total assets.  We also directly own 1.8 million net rentable square feet of commercial space, primarily located at our existing self-storage locations, comprised primarily of individual retail locations.  This space is managed for us by PSB.

The commercial properties owned by PSB consist primarily of flex, multi-tenant office and industrial space.  Flex space is defined as buildings that are configured with a combination of office and warehouse space and can be designed to fit a wide variety of uses (including office, assembly, showroom, laboratory, light manufacturing and warehouse space).

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

ITEM 3.                      Legal Proceedings

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  The Court certified subclasses based only on alleged meal period and wage statement violations.  In June 2007, the Court granted the Company’s summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  Plaintiff appealed.  The Court of Appeals sustained the dismissal.  The California Supreme Court granted review but deferred the matter pending disposition of a related issue in another case.

Other Items

We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above.  We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon our operations or financial position.

PART II

ITEM 5.                      Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

a.	Market Information of the Registrant’s Common Equity:

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

		Range
Year	Quarter	High	Low
2008	1st	$94.98	$65.66
	2nd	98.01	78.85
	3rd	102.48	75.00
	4th	105.87	52.52

2009	1st	79.88	45.35
	2nd	68.97	53.32
	3rd	79.47	61.35
	4th	85.10	70.76

The following table sets forth the high and low sales prices of our Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A on the New York Stock Exchange composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2008	1st	$26.00	$24.14
	2nd	26.33	25.05
	3rd	26.50	24.50
	4th	26.05	18.12

2009	1st	25.00	21.38
	2nd	25.40	21.39
	3rd	25.68	24.17
	4th	32.35	25.10

As of February 15, 2010, there were approximately 18,788 holders of record of Common Shares and approximately 9,190 holders of Depositary Shares Each Representing 1/1,000 of an Equity Share, Series A.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2009, we paid distributions to our common shareholders of $0.55 per common share for each of the quarters ended March 31, June 30, September 30 and December 31.  Total distributions on common shares for 2009 amounted to $370.4 million or $2.20 per share.  During 2008, we paid distributions to our common shareholders of $0.55 per common share for each of the quarters ended March 31, June 30 and September 30, and a distribution of $1.15 per common share (including a $0.60 per share special dividend) for the quarter ended December 31.  Total distributions on common shares for 2008 amounted to $470.8 million or $2.80 per share.  Included in these amounts are $101.0 million or $0.60 per common share with respect to a special cash dividend paid in December 2008.  During 2007, we paid distributions to our common shareholders of $0.50 per common share for each of the quarters ended March 31, June 30, September 30 and December 31.  Total distributions on common shares for 2007 amounted to $338.7 million or $2.00 per share.

Holders of common shares are entitled to receive distributions when and if declared by our Board of Trustees out of any funds legally available for that purpose.  In order to maintain our REIT status for federal income tax purposes, we are generally required to pay dividends at least equal to 90% of our real estate investment trust taxable income for the taxable year (for this purpose, certain dividends paid in the subsequent year may be taken into account). We intend to continue to pay distributions sufficient to permit us to maintain our REIT status.

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2009, the dividends paid on common shares ($2.20 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.0000%	100.0000%	98.5716%	100.0000%
Long-term Capital Gain	0.0000%	0.0000%	1.4284%	0.0000%
Total	100.0000%	100.0000%	100.0000%	100.0000%

For 2008, the dividends paid on common shares ($2.80 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	99.9668%	99.6512%	99.8319%	100.0000%
Long-term Capital Gain	0.0332%	0.3488%	0.1681%	0.0000%
Total	100.0000%	100.0000%	100.0000%	100.0000%

c.	Equity Shares

The Company is authorized to issue 100,000,000 Equity Shares.  Our declaration of trust provides that the Equity Shares may be issued from time to time in one or more series and gives the Board of Trustees broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of Equity Shares.

At December 31, 2009, we had 8,377,193 Depositary Shares outstanding, each representing 1/1,000 of an Equity Share, Series A.  The Equity Shares, Series A rank on a parity with our common shares and junior to the Senior Preferred Shares with respect to distributions and liquidation and has a liquidation amount which cannot exceed $24.50 per share.  Distributions with respect to each depositary share shall be the lesser of: a) five times the per share dividend on the Common Shares or b) $2.45 per annum.  Except in order to preserve the Company’s Federal income tax status as a REIT, we may not redeem the depositary shares before March 31, 2010.  If the Company fails to preserve its Federal income tax status as a REIT, each depositary share will be convertible into 0.956 of our common shares.  The depositary shares are otherwise not convertible into common shares.  Holders of depositary shares vote as a single class with our holders of common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.  We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.  During 2009, 2008 and 2007, we paid quarterly distributions to the holders of the Equity Shares, Series A of $0.6125 per share for each of the quarters ended March 31, June 30, September 30 and December 31.  Pursuant to our option to redeem the security after March 31, 2010, on April 15, 2010, we will be redeeming all of our outstanding shares of Equity Shares, Series A at a cash redemption price of $24.50 per depositary share, or an aggregate of $205.2 million.  Since the initial issuance of these securities, the annual dividend paid has been $2.45 per depository share, representing an implied yield of 10%.

In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA (“Equity Shares AAA”) to a newly formed joint venture.  The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share. Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564. We have no obligation to pay distributions if no distributions are paid to common shareholders.  During 2009, 2008 and 2007, we paid quarterly distributions to one of our wholly-owned subsidiaries, which is the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31, June 30, September 30 and December 31.

d.	Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2007 and 2009, we did not repurchase any of our common shares.  During 2008, we repurchased 1,520,196 common shares for approximately $111.9 million.  From the inception of the repurchase program through February 26, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2009.  During the year ended December 31, 2009, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

ITEM 6.                      Selected Financial Data

	For the year ended December 31,
	2009	2008 (1)(2)	2007 (1)(2)	2006 (1)(2)	2005 (2)
	(Amounts in thousands, except per share data)
Revenues:
Rental income and ancillary operations	$1,597,889	$1,687,438	$1,775,785	$1,317,963	$1,012,264
Interest and other income	29,813	36,155	11,417	31,799	16,447
	1,627,702	1,723,593	1,787,202	1,349,762	1,028,711
Expenses:
Cost of operations (excluding depreciation)	522,939	555,618	631,154	471,725	352,343
Depreciation and amortization	340,233	411,981	619,598	435,496	193,167
General and administrative	35,735	62,809	59,749	84,661	21,115
Interest expense	29,916	43,944	63,671	33,062	8,216
	928,823	1,074,352	1,374,172	1,024,944	574,841
Income from continuing operations before equity in earnings of real estate entities, gain (loss) on disposition of real estate investments, gain on early retirement of debt, casualty gain or loss, and foreign currency exchange gain (loss) - net	698,879	649,241	413,030	324,818	453,870
Equity in earnings of real estate entities	53,244	20,391	12,738	11,895	24,883
Gain on disposition of real estate investments, early retirement of debt and casualty gain or loss, net	37,540	336,020	5,212	2,177	1,182
Foreign currency exchange gain (loss)	9,662	(25,362)	58,444	4,262	-
Income from continuing operations	799,325	980,290	489,424	343,152	479,935
Discontinued operations and cumulative effect of change in accounting principle	(8,869)	(6,418)	(2,346)	2,757	9,109
Net income	790,456	973,872	487,078	345,909	489,044
Net income allocated from (to) noncontrolling equity interests	44,165	(38,696)	(29,543)	(31,883)	(32,651)
Net income allocable to Public Storage shareholders	$834,621	$935,176	$457,535	$314,026	$456,393

Per Common Share:
Distributions	$2.20	$2.80	$2.00	$2.00	$1.90

Net income – Basic	$3.48	$4.19	$1.18	$0.33	$1.98
Net income – Diluted	$3.47	$4.18	$1.17	$0.33	$1.97

Weighted average common shares – Basic	168,358	168,250	169,342	142,760	128,159
Weighted average common shares – Diluted	168,768	168,675	169,850	143,344	128,686

Balance Sheet Data:
Total assets	$9,805,645	$9,936,045	$10,643,102	$11,198,473	$5,552,486
Total debt	$518,889	$643,811	$1,069,928	$1,848,542	$149,647
Public Storage shareholders’ equity	$8,928,407	$8,708,995	$8,763,129	$8,208,045	$4,817,009
Permanent noncontrolling interests’ equity	$132,974	$358,109	$500,127	$499,178	$253,970

Other Data:
Net cash provided by operating activities	$1,112,857	$1,076,971	$1,047,652	$769,440	$691,327
Net cash provided by (used in) investing activities	$(91,409)	$340,018	$(261,876)	$(473,630)	$(452,425)
Net cash used in financing activities	$(938,401)	$(984,076)	$(1,081,504)	$(244,395)	$(121,146)

(1)
The significant increase in our revenues, cost of operations, depreciation and amortization, and interest expense in 2006 and 2007, and the significant increase in total assets, total debt and shareholders’ equity in 2006, is due to our acquisition of Shurgard Storage Centers in August 2006.  The significant decrease in our revenues, cost of operations, depreciation and amortization, and interest expense in 2008, and the significant decrease in total assets, total debt and other equity in 2008, is due to our disposition of an interest in Shurgard Europe on March 31, 2008.  See Note 3 to our December 31, 2009 consolidated financial statements for further information.

(2)
As further discussed in Note 2 to our December 31, 2009 consolidated financial statements, certain amounts have been restated as a result of the application of certain new accounting standards on January 1, 2009, which standards required retroactive application.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. (“SEC”).

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The notes to our December 31, 2009 consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

Management believes the following are critical accounting policies, the application of which has a material impact on the Company’s financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Qualification as a REIT – Income Tax Expense:  We believe that we have been organized and operated, and we intend to continue to operate, as a qualifying REIT under the Internal Revenue Code and applicable state laws.  We also believe that Shurgard, prior to merging with us, qualified as a REIT.  A REIT generally does not pay corporate level federal income taxes on its REIT taxable income that is distributed to its shareholders, and accordingly, we do not pay federal income tax on the share of our REIT taxable income that is distributed to our shareholders.

We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations.  This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders.  Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations.  Unless entitled to relief under specific statutory provisions, we also would not be eligible to elect REIT status for any taxable year prior to the fifth taxable year which begins after the first taxable year for which a REIT status was terminated.  There can be no assurance that we would be entitled to any statutory relief.  In addition, if Shurgard failed to qualify as a REIT, we would succeed to significant tax liabilities.

Impairment of Long-Lived Assets:  Substantially all of our assets consist of real estate which are long-lived assets.  The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 13 to our December 31, 2009 consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense, which as a real estate operator represents one of our largest expenses totaling approximately $150 million in the year ended December 31, 2009, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

Valuation of assets and liabilities acquired in business combinations: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in business combinations, most notably the Shurgard Merger.  We have acquired these assets, in certain cases, with non-cash assets, most notably the 38.9 million shares that we issued to the Shurgard shareholders.  These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the tenant base in place at the time of the merger, and the recoverability of certain assets.  We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could use different assumptions and therefore come to materially different conclusions as to the estimated values.  If estimated values had been different, our depreciation and amortization expense, interest expense, gain on disposition of an interest in Shurgard Europe, investments in real estate entities, real estate, debt, and intangible assets could be materially different.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the U.S., and we have a 49% interest in Shurgard Europe, which we believe is the largest owner and operator of self-storage facilities in Europe.

We currently operate within three reportable segments: (i) Domestic Self-Storage, (ii) Europe Self-Storage and (iii) Commercial.  The Domestic Self-Storage segment comprises the direct and indirect ownership, development, and operation of storage facilities in the U.S.  Our Europe Self-Storage segment comprises our equity interest in the self-storage operations in Europe through our 49% ownership in Shurgard Europe and its associated activities in seven countries in Western Europe.  Our Commercial segment includes our commercial property operations, directly and through our 41% ownership interest in PS Business Parks, Inc. (“PSB”), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol “PSB” (as of December 31, 2009, PSB owned and operated 19.6 million rentable square feet of commercial space).  See “Investment in PSB” under “Equity in Earnings of Real Estate Entities” below for information regarding transactions related to our investment in PSB recorded during the year ended December 31, 2009.  Our other activities not allocated to any segment include (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) merchandise sales at our self-storage facilities and (iii) management of self-storage facilities owned by third-party owners and domestic facilities owned by the affiliated entities that are not consolidated.  During 2009, we decided to terminate our containerized storage and truck rental operations.  Accordingly, the related results of operations have been included in discontinued operations on our consolidated statements of income.

Our self-storage facilities in the U.S. comprise approximately 93% of our operating revenue for the year ended December 31, 2009, and represent the primary driver of growth in our net income and cash flows from operations.  In addition, most of our ancillary revenues are derived at our self-storage facility locations, either from our existing self-storage customer base or from the customer traffic within our self-storage facilities.  Accordingly, a large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses in our self-storage facilities.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S. and Europe, demand for self-storage space was soft in 2009 and continues to be soft.  As a result, we are experiencing downward pressure on occupancy levels, rental rates, and revenues in our self-storage facilities.

An important determinant of our long-term growth is the expansion of our asset base and deployment of capital.  Acquisitions of self-storage facilities have been minimal over the past two years as we continue to monitor seller expectations.  However, we believe that there may be more opportunities to acquire facilities from distressed sellers who, due to the constrained credit environment and pressure on cash flows due to the current difficult operating environment, face covenant violations or cannot refinance their existing debt as it comes due.  The timing and amount of these opportunities will be at least partially dependent upon whether lenders elect to pursue foreclosure, acceleration, or other remedies which could force a sale of the properties.  It is our belief that opportunities in 2009 have been limited due at least in part to lenders’ desire to extend loans rather than foreclose or accelerate.  There can be no assurance that any such opportunities will materialize in the future.

Historically we have developed and redeveloped self-storage facilities.  Our development activities have substantially ceased due to the existing economic environment and our belief that our capital can be more effectively put to use in other ways.

On February 12, 2009, we acquired $110.2 million (face amount) of our senior unsecured debt.  In addition, during the fourth quarter of 2008 and the first quarter of 2009, we acquired $352.7 million (face amount) of our preferred shares and units on the open market and in privately negotiated transactions for an aggregate acquisition cost of $237.4 million.  There could be opportunities for future acquisition of our own outstanding debt and equity securities, particularly if there were a return to the same acute turbulence in the credit and equity markets which occurred in late 2008 and early 2009.  Any future such transactions will depend upon our evaluation of the return of such investments relative to our other investment alternatives.  There can be no assurance that any future such transactions will occur or the potential yield on such transactions.

We have $763.8 million in cash and cash equivalents on hand at December 31, 2009, and continue to evaluate opportunities to effectively deploy this capital.

Results of Operations

Operating results for 2009 as compared to 2008: Net income for the year ended December 31, 2009 was $790.5 million compared to $973.9 million for the same period in 2008, representing a decrease of $183.4 million.  This decrease is primarily due to (i) a gain of $344.7 million in the year ended December 31, 2008 related to our disposition of an interest in Shurgard Europe, (ii) a $37.9 million reduction in net operating income with respect to our Same Store Facilities described below, and (iii) an impairment charge included in discontinued operations with respect to intangible assets totaling $8.2 million in the year ended December 31, 2009, partially offset by (iv) a $49.9 million reduction in depreciation and amortization related to our domestic assets, primarily representing reduced intangible amortization, (v) a foreign exchange gain of $9.7 million during the year ended December 31, 2009 as compared to a loss of $25.4 million during the same period in 2008, (vi) a gain on disposition of $30.3 million related to an equity offering by PSB, and (vii) a reduction in general and administrative expenses due to $27.9 million in incentive compensation incurred in the year ended December 31, 2008 related to our disposition of an interest in Shurgard Europe.

Revenues for the Same Store Facilities decreased 3.2% or $46.1 million in the year ended December 31, 2009 as compared to the same period in 2008, due to a 2.8% reduction in realized rent per occupied square foot, combined with a 0.9% reduction in average occupancies.  Cost of operations for the Same Store Facilities decreased 1.8% or $8.2 million in the year ended December 31, 2009 as compared to the same period in 2008.  Net operating income for our Same Store Facilities decreased 3.9% or $37.9 million for the year ended December 31, 2009 as compared to the same period in 2008.

For the year ended December 31, 2009, net income allocable to our common shareholders was $586.0 million or $3.47 per common share on a diluted basis compared to $705.8 million or $4.18 per common share for the same period in 2008, representing a decrease of $119.8 million or $0.71 per common share on a diluted basis.  These decreases are primarily due to the net impact of the factors described above, offset by a $44.4 million reduction in earnings allocated to our preferred  unitholders and preferred shareholders in the year ended December 31, 2009 as compared to the same period in 2008 associated with the redemption of preferred securities occurring in both periods.

Operating results for 2008 as compared to 2007: Net income for the year ended December 31, 2008 was $973.9 million compared to $487.1 million for the same period in 2007, representing an improvement of $486.8 million.  This improvement is primarily due to a gain of $344.7 million recognized on the disposition of a 51% interest in Shurgard Europe on March 31, 2008, improvements in net operating income with respect to our domestic self-storage facilities and a reduction in amortization of intangible assets, offset by a foreign currency exchange loss of $25.4 million for the year ended December 31, 2008 as compared to a foreign exchange gain of $58.4 million in 2007.

Comparisons of our revenues and expenses for the year ended December 31, 2008 to the year ended December 31, 2007 are significantly impacted by the acquisition by an institutional investor of a 51% interest in Shurgard Europe on March 31, 2008, which resulted in the deconsolidation of Shurgard Europe.  Shurgard Europe’s revenues and expenses after March 31, 2008 are excluded from our statement of operations and, instead, our 49% equity share of Shurgard Europe’s operating results are included in the line item “equity in earnings of real estate entities” and we also record interest and other income with respect to (i) the interest received on our intercompany loan from Shurgard Europe and (ii) license fee income.

For the year ended December 31, 2008, net income allocable to our common shareholders was $705.8 million or $4.18 per common share on a diluted basis compared to $199.0 million or $1.17 per common share for the same period in 2007, representing an increase of $506.8 million or $3.01 per common share on a diluted basis.  These increases are primarily due to the net impact of the factors described above, partially offset by a $33.9 million reduction in earnings allocated to our preferred shareholders in the year ended December 31, 2008 associated with the repurchase of securities.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 90% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

To enhance year-over-year comparisons, the table that follows summarizes, and the ensuing discussion describes, the operating results of three groups of facilities that management analyzes: (i) the Same Store group, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2007, (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2007 such as newly acquired, newly developed, or recently expanded facilities, and (iii) the facilities operated by Shurgard Europe which were deconsolidated effective March 31, 2008.

Self-Storage Operations Summary	Year Ended December 31,			Year Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change
	(Dollar amounts in thousands)
Rental income:
Same Store Facilities	$1,389,515	$1,435,630	(3.2)%	$1,435,630	$1,396,758	2.8%
Other Facilities	100,777	88,665	13.7%	88,665	71,039	24.8%
Shurgard Europe Facilities (a)	-	54,722	(100.0)%	54,722	192,507	(71.6)%
Total rental income	1,490,292	1,579,017	(5.6)%	1,579,017	1,660,304	(4.9)%
Cost of operations:
Same Store Facilities	454,613	462,796	(1.8)%	462,796	459,568	0.7%
Other Facilities	32,315	31,640	2.1%	31,640	27,936	13.3%
Shurgard Europe Facilities (a)	-	24,654	(100.0)%	24,654	91,689	(73.1)%
Total cost of operations	486,928	519,090	(6.2)%	519,090	579,193	(10.4)%
Net operating income (b):
Same Store Facilities	934,902	972,834	(3.9)%	972,834	937,190	3.8%
Other Facilities	68,462	57,025	20.1%	57,025	43,103	32.3%
Shurgard Europe Facilities (a)	-	30,068	(100.0)%	30,068	100,818	(70.2)%
Total net operating income	1,003,364	1,059,927	(5.3)%	1,059,927	1,081,111	(2.0)%
Total depreciation and amortization expense	(337,275)	(409,081)	(17.6)%	(409,081)	(617,028)	(33.7)%
Total net income	$666,089	$650,846	2.3%	$650,846	$464,083	40.2%

Data for Same Store and Other Facilities:
Weighted average square foot occupancy during the period:
Same Store Facilities	88.7%	89.5%	(0.9)%	89.5%	89.3%	0.2%
Other Facilities	84.1%	79.0%	6.5%	79.0%	70.5%	12.1%
Realized rents per occupied square foot during the period (c):
Same Store Facilities	$12.71	$13.08	(2.8)%	$13.08	$12.77	2.4%
Other Facilities	$13.62	$14.01	(2.8)%	$14.01	$14.35	(2.4)%
Number of facilities at period end:
Same Store Facilities	1,899	1,899	-	1,899	1,899	-
Other Facilities	92	91	1.1%	91	82	11.0%
Net rentable square footage at period end (in thousands):
Same Store Facilities	117,462	117,462	-	117,462	117,462	-
Other Facilities	8,500	8,360	1.7%	8,360	7,198	16.1%
Square foot occupancy at period end:
Same Store Facilities	87.1%	87.1%	-	87.1%	87.9%	(0.9)%
Other Facilities	84.9%	80.0%	6.1%	80.0%	71.5%	11.9%

Self-Storage Operations Summary (Continued)	Year Ended December 31,			Year Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change

In place rents per occupied square foot at period end (d):
Same Store Facilities	$13.46	$14.02	(4.0)%	$14.02	$13.89	0.9%
Other Facilities	$14.65	$15.14	(3.2)%	$15.14	$15.62	(3.1)%

(a)
Represents the results with respect to Shurgard Europe’s properties for the periods consolidated in our financial statements.  As described in Note 3 to our December 31, 2009 consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe.  See also “Equity in Earnings of Real Estate Entities – Investment in Shurgard Europe” for further analysis of the historical same store property operations of Shurgard Europe.

(b)	See “Net Operating Income or NOI” below.

(c)
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

Net income with respect to our self-storage operations increased by $15.2 million during the year ended December 31, 2009, when compared to the same period in 2008.  This was due to a) declining amortization of tenant intangible assets, b) a 1.8% reduction in cost of operations for the Same Store facilities, and c) a $12.1 million increase in revenues with respect to the Other Facilities, offset by d) a 3.2% decrease in revenues for our Same Store facilities and e) the deconsolidation of the facilities owned by Shurgard Europe effective April 1, 2008.  Net income with respect to our self-storage operations increased by $186.8 million during the year ended December 31, 2008, when compared to 2007 due to decreased amortization of tenant intangible assets and increased revenues for the Same Store facilities and the Other Facilities, offset partially by the deconsolidation of Shurgard Europe effective April 1, 2008.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage and Shurgard Europe segments to our consolidated net income in our December 31, 2009 consolidated financial statements.

	Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Net operating income:
Same-store facilities	$934,902	$972,834	$937,190
Other facilities	68,462	57,025	43,103
Shurgard Europe facilities	-	30,068	100,818
Total net operating income	1,003,364	1,059,927	1,081,111
Ancillary operating revenue	107,597	108,421	115,481
Interest and other income	29,813	36,155	11,417
Ancillary cost of operations	(36,011)	(36,528)	(51,961)
Depreciation and amortization	(340,233)	(411,981)	(619,598)
General and administrative expense	(35,735)	(62,809)	(59,749)
Interest expense	(29,916)	(43,944)	(63,671)
Equity in earnings of real estate entities	53,244	20,391	12,738
Gains on disposition of real estate investments and casualty losses, net	33,426	336,020	5,212
Gain on early debt retirement	4,114	-	-
Foreign currency exchange gain (loss)	9,662	(25,362)	58,444
Discontinued operations	(8,869)	(6,418)	(2,346)
Net income of the Company	$790,456	$973,872	$487,078

Same Store Facilities

The “Same Store Facilities” represents those 1,899 facilities that we have owned, and have been operated on a stabilized basis, since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009.  The following table summarizes the historical operating results of these 1,899 facilities (117.5 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2009.

SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$1,324,747	$1,375,484	(3.7)%	$1,375,484	$1,339,637	2.7%
Late charges and admin fees collected	64,768	60,146	7.7%	60,146	57,121	5.3%
Total revenues (a)	1,389,515	1,435,630	(3.2)%	1,435,630	1,396,758	2.8%

Cost of operations:
Property taxes	139,776	135,825	2.9%	135,825	132,411	2.6%
Direct property payroll	94,262	94,303	0.0%	94,303	93,152	1.2%
Media advertising	19,795	19,853	(0.3)%	19,853	20,917	(5.1)%
Other advertising and promotion	20,079	18,235	10.1%	18,235	18,778	(2.9)%
Utilities	34,636	36,411	(4.9)%	36,411	35,094	3.8%
Repairs and maintenance	38,356	42,696	(10.2)%	42,696	43,332	(1.5)%
Telephone reservation center	11,040	12,580	(12.2)%	12,580	12,642	(0.5)%
Property insurance	9,761	11,391	(14.3)%	11,391	13,498	(15.6)%
Other cost of management	86,908	91,502	(5.0)%	91,502	89,744	2.0%
Total cost of operations (a)	454,613	462,796	(1.8)%	462,796	459,568	0.7%
Net operating income (b)	934,902	972,834	(3.9)%	972,834	937,190	3.8%
Depreciation and amortization expense (c)	(301,647)	(344,905)	(12.5)%	(344,905)	(447,245)	(22.9)%
Net income	$633,255	$627,929	0.8%	$627,929	$489,945	28.2%

Gross margin (before depreciation and amortization expense)	67.3%	67.8%	(0.7)%	67.8%	67.1%	1.0%

Weighted average for the period:
Square foot occupancy (d)	88.7%	89.5%	(0.9)%	89.5%	89.3%	0.2%
Realized annual rent per occupied square foot (e)(f)	$12.71	$13.08	(2.8)%	$13.08	$12.77	2.4%
REVPAF (f)(g)	$11.28	$11.71	(3.7)%	$11.71	$11.40	2.7%

Weighted average at December 31:
Square foot occupancy	87.1%	87.1%	-	87.1%	87.9%	(0.9)%
In place annual rent per occupied square foot (h)	$13.46	$14.02	(4.0)%	$14.02	$13.89	0.9%
Total net rentable square feet (in thousands)	117,462	117,462	-	117,462	117,462	-
Number of facilities	1,899	1,899	-	1,899	1,899	-

(a)
Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance, retail sales and truck rentals.  “Other costs of management” included in cost of operations principally represents all the indirect costs incurred in the operations of the facilities.  Indirect costs principally include supervisory costs and corporate overhead cost incurred to support the operating activities of the facilities.

(b)      See “Net Operating Income” above.

(c)
Depreciation and amortization expense for the years ended December 31, 2009 and 2008 decreased, as compared to the year prior, primarily due to a reduction in amortization expense related to intangible assets that we obtained in the Shurgard Merger.

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

(g)
Realized annual rent per available foot or “REVPAF” is computed by dividing rental income (which excludes late charges and administrative fees) by the total available net rentable square feet for the period.

(h)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Revenues generated by our Same Store facilities decreased approximately 3.2% for the year ended December 31, 2009 compared to the same period in 2008.  This decrease was primarily caused by lower rental income as a result of lower average realized annual rental rates per occupied square foot combined with lower average occupancy levels.  For 2009, average realized annual rental rates per occupied square foot were 2.8% lower and average occupancy levels were 0.9% lower as compared to the same period in 2008, resulting in a 3.7% reduction in rental income.

Revenues generated by our Same Store facilities increased approximately 2.8% for the year ended December 31, 2008 compared to the same period in 2007.  This increase was primarily caused by higher rental income as a result of higher average realized annual rental rates per occupied square foot combined with higher average occupancy levels.  For 2008, average realized annual rental rates per occupied square foot were 2.4% higher and average occupancy levels were 0.2% higher as compared to the same period in 2008, resulting in a 2.7% increase in rental income.

Our operating strategy is to maintain occupancy levels for our Same Store facilities at approximately 90% throughout the year.  In order to achieve this strategy, we adjusted rental rates and promotional discounts offered to new tenants as well as the frequency of television advertising, increasing or decreasing each, depending on traffic patterns of new tenants renting space offset by existing tenants vacating.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged new tenants are typically higher in the summer months than in the winter months.

Over the past two years, demand for self-storage space has been negatively impacted by recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in each of the markets in which we operate.

As indicated in the table below, during the first three quarters of 2008, we generated relatively strong year-over-year revenue growth.  Beginning in September 2008, we began to experience a notable decline in year-over-year move-ins that continued through October 2008, which we believe reflected general economic conditions.  To offset the decline in new rentals, we significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts.  We believe these actions have stabilized move-in volumes on a year-over-year basis; however, we have not yet been able to restore rental rates to the levels experienced in the prior year.  We believe overall demand for self-storage space in virtually all of our markets in which we operate has decreased due to current economic conditions, and coupled with an increase in the number of self-storage operators over the past 10 years, will continue to foster a very difficult operating environment, at least in the near term.  In addition, increased move-out activity beginning in August 2008 exacerbated the downward pressure on occupancy levels created by reduced demand.  In March 2009, the increase in move-out activity began to subside to more normalized levels.

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2008	3.4%	3.0%	0.3%
June 30, 2008	3.4%	3.0%	0.4%
September 30, 2008	2.5%	1.9%	0.6%
December 31, 2008	1.5%	1.9%	(0.5)%
For entire year: 2008	2.7%	2.4%	0.2%

March 31, 2009	(1.2)%	(0.2)%	(1.0)%
June 30, 2009	(4.0)%	(2.9)%	(1.1)%
September 30, 2009	(5.2)%	(4.2)%	(1.0)%
December 31, 2009	(4.3)%	(3.8)%	(0.5)%
For entire year: 2009	(3.7)%	(2.8)%	(0.9)%

Based upon our evaluation of certain comparative key operating metrics as of December 31, 2009, we believe that revenue for the three months ending March 31, 2010 will be lower than the same period in 2009.  Our operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us how much the above mentioned factors will impact our revenues beyond the first quarter of 2010.

From a geographic standpoint, we are experiencing the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Seattle, Portland, San Francisco and Los Angeles.  See Analysis of Regional Trends table that follows.

Cost of operations (excluding depreciation and amortization) decreased by 1.8% in 2009 as compared to 2008, and increased by 0.7% in 2008 as compared to 2007.  The decrease in 2009 as compared to 2008 was due to reduced utilities, repairs and maintenance, telephone reservation center, property insurance and other cost of management which were offset in part by increases in property taxes and other advertising and promotion expenses.  The small increase in 2008 as compared to 2007 was due primarily to higher property tax and utilities expenses which were partially offset by lower property insurance expense.

Property tax expense increased 2.9% in 2009 as compared to 2008, and 2.6% in 2008 as compared to 2007.  These increases are primarily due to increases in assessments of property values and to a lesser degree increases in tax rates.  We expect property tax expense growth of approximately 3.5% in 2010.

Direct property payroll expense was flat in 2009 as compared to 2008 and increased by 1.2% in 2008 as compared to 2007.  The increase in 2008 reflects higher hours incurred due to adjustments in staffing levels, offset by lower incentive pay and stagnant growth in average wage rates.  For 2010, we expect moderate growth trends in payroll.

Media advertising for the Same Store Facilities was flat in 2009 as compared to 2008 and decreased 5.1% in 2008 as compared to 2007.  Media advertising primarily includes the cost of advertising on television and will vary depending on a number of factors, including our occupancy levels and demand.   Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 10.1% during 2009 as compared to 2008, and decreased 2.9% during 2008 as compared to 2007.  Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses decreased 4.9% in 2009 as compared to 2008, and increased 3.8% in 2008 as compared to 2007.  The increase in 2008 was due primarily to higher electrical costs, which we believe in part was caused by rapid increase in energy prices, and in particular oil, used by local utility companies to produce electricity during 2008.  Similarly, the decrease utility expense experienced in 2009, was due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

Repairs and maintenance expenditures decreased 10.2% in 2009 as compared to 2008 and 1.5% in 2008 as compared to 2007.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, we expect snow removal expenses to be approximately $2 million higher in the three months ending March 31, 2010 as compared to the same period in 2009.  However, we expect overall repairs and maintenance expenditures to grow moderately in 2010.

Telephone reservation center costs decreased 12.2% in 2009 as compared to 2008 and were flat in 2008 compared to 2007.  The reduction in 2009 was primarily due to lower call volumes, resulting in less staffing hours, as well as a shift from our California to our Arizona call center, resulting in lower average compensation rates.  We expect future increases in our telephone reservation center to be based primarily upon general inflation.

Insurance expense decreased 14.3% in 2009 as compared to 2008 and 15.6% in 2008 as compared to 2007.  These declines reflect significant decreases in property insurance resulting primarily from the softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us.  We expect insurance expense to be down slightly in 2010 as compared to 2009.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2009	$347,185	$346,839	$352,121	$343,370	$1,389,515
2008	$349,991	$359,461	$368,976	$357,202	$1,435,630
2007	$338,454	$347,468	$359,627	$351,209	$1,396,758

Total cost of operations:
2009	$125,007	$116,426	$113,286	$99,894	$454,613
2008	$123,856	$120,526	$113,972	$104,442	$462,796
2007	$118,916	$118,985	$115,176	$106,491	$459,568

Property tax expense:
2009	$37,762	$36,659	$37,137	$28,218	$139,776
2008	$36,349	$35,156	$36,161	$28,159	$135,825
2007	$34,793	$33,682	$34,969	$28,967	$132,411

Media advertising expense:
2009	$8,158	$7,224	$3,430	$983	$19,795
2008	$6,947	$9,836	$2,148	$922	$19,853
2007	$5,287	$8,388	$4,409	$2,833	$20,917

Other advertising and promotion expense:
2009	$4,614	$5,967	$4,942	$4,556	$20,079
2008	$4,426	$5,027	$4,645	$4,137	$18,235
2007	$4,956	$5,342	$4,457	$4,023	$18,778

REVPAF:
2009	$11.29	$11.27	$11.41	$11.15	$11.28
2008	$11.43	$11.74	$12.03	$11.65	$11.71
2007	$11.05	$11.35	$11.74	$11.48	$11.40

Weighted average realized annual rent per occupied square foot (a):
2009	$12.84	$12.52	$12.73	$12.76	$12.71
2008	$12.87	$12.90	$13.29	$13.27	$13.08
2007	$12.49	$12.53	$13.04	$13.02	$12.77

Weighted average occupancy levels for the period (a):
2009	87.9%	90.0%	89.6%	87.4%	88.7%
2008	88.8%	91.0%	90.5%	87.8%	89.5%
2007	88.5%	90.6%	90.0%	88.2%	89.3%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Year Ended December 31,			Year Ended December 31,
	2009	2008	Change	2008	2007	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (176 facilities)	$203,794	$212,556	(4.1)%	$212,556	$205,142	3.6%
Northern California (167 facilities)	149,043	154,064	(3.3)%	154,064	146,872	4.9%
Texas (231 facilities)	139,614	141,155	(1.1)%	141,155	135,513	4.2%
Florida (182 facilities)	134,104	141,601	(5.3)%	141,601	144,071	(1.7)%
Illinois (119 facilities)	87,837	90,283	(2.7)%	90,283	86,513	4.4%
Washington (88 facilities)	71,292	75,036	(5.0)%	75,036	73,284	2.4%
Georgia (86 facilities)	48,466	51,381	(5.7)%	51,381	51,008	0.7%
All other states (850 facilities)	555,365	569,554	(2.5)%	569,554	554,355	2.7%
Total revenues	1,389,515	1,435,630	(3.2)%	1,435,630	1,396,758	2.8%

Cost of operations:
Southern California	45,304	44,938	0.8%	44,938	45,328	(0.9)%
Northern California	39,400	40,047	(1.6)%	40,047	40,786	(1.8)%
Texas	53,657	54,827	(2.1)%	54,827	53,968	1.6%
Florida	46,110	48,454	(4.8)%	48,454	48,167	0.6%
Illinois	39,185	37,774	3.7%	37,774	38,410	(1.7)%
Washington	17,749	17,743	0.0%	17,743	17,371	2.1%
Georgia	16,607	17,027	(2.5)%	17,027	16,593	2.6%
All other states	196,601	201,986	(2.7)%	201,986	198,945	1.5%
Total cost of operations	454,613	462,796	(1.8)%	462,796	459,568	0.7%

Net operating income (a):
Southern California	158,490	167,618	(5.4)%	167,618	159,814	4.9%
Northern California	109,643	114,017	(3.8)%	114,017	106,086	7.5%
Texas	85,957	86,328	(0.4)%	86,328	81,545	5.9%
Florida	87,994	93,147	(5.5)%	93,147	95,904	(2.9)%
Illinois	48,652	52,509	(7.3)%	52,509	48,103	9.2%
Washington	53,543	57,293	(6.5)%	57,293	55,913	2.5%
Georgia	31,859	34,354	(7.3)%	34,354	34,415	(0.2)%
All other states	358,764	367,568	(2.4)%	367,568	355,410	3.4%
Total net operating income	$934,902	$972,834	(3.9)%	$972,834	$937,190	3.8%

Weighted average occupancy:
Southern California	89.9%	90.3%	(0.4)%	90.3%	90.0%	0.3%
Northern California	88.9%	89.8%	(1.0)%	89.8%	89.0%	0.9%
Texas	88.9%	90.4%	(1.7)%	90.4%	90.2%	0.2%
Florida	88.6%	89.0%	(0.4)%	89.0%	88.4%	0.7%
Illinois	88.0%	88.8%	(0.9)%	88.8%	88.3%	0.6%
Washington	88.9%	89.7%	(0.9)%	89.7%	90.6%	(1.0)%
Georgia	87.4%	88.8%	(1.6)%	88.8%	90.0%	(1.3)%
All other states	88.6%	89.3%	(0.8)%	89.3%	89.1%	0.2%
Total weighted average occupancy	88.7%	89.5%	(0.9)%	89.5%	89.3%	0.2%

Same Store Facilities Operating Trends by Region (Continued)	Year Ended December 31,			Year Ended December 31,
	2009	2008	Change	2008	2007	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot (a):
Southern California	$18.78	$19.52	(3.8)%	$19.52	$18.91	3.2%
Northern California	16.77	17.16	(2.3)%	17.16	16.49	4.1%
Texas	9.95	9.97	(0.2)%	9.97	9.62	3.6%
Florida	12.12	12.87	(5.8)%	12.87	13.24	(2.8)%
Illinois	12.93	13.24	(2.3)%	13.24	12.75	3.8%
Washington	13.67	14.32	(4.5)%	14.32	14.02	2.1%
Georgia	9.64	10.16	(5.1)%	10.16	9.97	1.9%
All other states	11.67	11.95	(2.3)%	11.95	11.69	2.2%
Total realized rent per square foot	$12.71	$13.08	(2.8)%	$13.08	$12.77	2.4%

REVPAF (a):
Southern California	$16.88	$17.62	(4.2)%	$17.62	$17.03	3.5%
Northern California	14.91	15.41	(3.2)%	15.41	14.68	5.0%
Texas	8.85	9.01	(1.8)%	9.01	8.67	3.9%
Florida	10.74	11.46	(6.3)%	11.46	11.71	(2.1)%
Illinois	11.38	11.76	(3.2)%	11.76	11.26	4.4%
Washington	12.15	12.84	(5.4)%	12.84	12.70	1.1%
Georgia	8.43	9.03	(6.6)%	9.03	8.97	0.7%
All other states	10.35	10.67	(3.0)%	10.67	10.42	2.4%
Total REVPAF	$11.28	$11.71	(3.7)%	$11.71	$11.40	2.7%

(a)	See “Same Store Facilities” table above for further information regarding these measures, which represent or are derived from non-GAAP measures.

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

Other Facilities

In addition to the Same Store facilities, at December 31, 2009, we had an additional 92 self-storage facilities.  These facilities include recently acquired facilities, recently developed facilities and facilities that were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

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

In 2009, we completed one newly developed facility with 64,000 net rentable square feet at a total cost of $11.9 million and four expansion projects to existing real estate facilities (76,000 net rentable square feet) for an aggregate cost of $19.1 million, and did not acquire any new properties.

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

We expect that the Other Facilities will continue to provide earnings growth during 2010, though at a lower level of growth than that experienced in 2009 and 2008, as these facilities reach stabilization.  However, the Other Facilities are subject to the same occupancy and rate pressures that our Same Store facilities are facing, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.

Because of reduced self-storage demand, and our belief that our capital could be put to use in a more advantageous manner, our development activities throughout 2009 have been nominal, and we have a nominal pipeline of new development at December 31, 2009.  It is unclear when we might change our strategy with respect to development activities.

We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the storage industry.  We believe that there may be more opportunities for the acquisition of facilities from distressed sellers who, due to the constrained credit environment and pressure on cash flows due to the current difficult operating environment, face covenant violations or cannot refinance their existing debt as it comes due.  The timing and amount of these opportunities will be at least partially dependent upon whether the banks and other lenders elect to pursue foreclosure, acceleration, or other remedies which would force a sale of the properties of these distressed owners, rather than extending existing loans or waiving covenant violations.  It is our belief that opportunities in 2009 have been limited due at least in part to lenders’ desire to extend these loans rather than foreclose or accelerate. There can be no assurance that any such opportunities will materialize in the future.

Equity in earnings of real estate entities

At December 31, 2009, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and limited control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for the years ended December 31, 2009, 2008 and 2007, consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 11 to our December 31, 2009 consolidated financial statements.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2009	2008	Change	2008	2007	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$81,525	$89,067	$(7,542)	$89,067	$82,279	$6,788
Shurgard Europe	46,374	38,785	7,589	38,785	-	38,785
Other Investments	2,713	4,626	(1,913)	4,626	4,878	(252)
	130,612	132,478	(1,866)	132,478	87,157	45,321
Depreciation:
PSB	(37,167)	(45,422)	8,255	(45,422)	(43,316)	(2,106)
Shurgard Europe	(24,498)	(27,578)	3,080	(27,578)	-	(27,578)
Other Investments	(806)	(1,918)	1,112	(1,918)	(1,991)	73
	(62,471)	(74,918)	12,447	(74,918)	(45,307)	(29,611)
Other:(2):
PSB (3)	(9,250)	(29,320)	20,070	(29,320)	(28,461)	(859)
Shurgard Europe	(5,607)	(7,073)	1,466	(7,073)	-	(7,073)
Other Investments	(40)	(776)	736	(776)	(651)	(125)
	(14,897)	(37,169)	22,272	(37,169)	(29,112)	(8,057)

Total equity in earnings of real estate entities:
PSB	35,108	14,325	20,783	14,325	10,502	3,823
Shurgard Europe	16,269	4,134	12,135	4,134	-	4,134
Other Investments	1,867	1,932	(65)	1,932	2,236	(304)
	$53,244	$20,391	$32,853	$20,391	$12,738	$7,653

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

(3)	Includes our pro rata share of benefit totaling $16.3 million and $1.9 million from PSB’s preferred stock and preferred unit repurchases for the years ended December 31, 2009 and 2008, respectively.

Investment in PSB:  At December 31, we have a 41% common equity interest in PSB (46% as of December 31, 2008), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Our ownership interest was reduced during 2009 as PSB sold 3,833,333 shares of its common stock, of which we purchased 383,333 shares or 10% of the shares issued.

At December 31 2009, PSB owned and operated 19.6 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities at December 31, 2009 pursuant to property management agreements.

Equity in earnings from PSB increased to $35,108,000 in 2009 as compared to $14,325,000 in 2008.  This increase was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases combined with our $8.3 million pro rata share of reduced depreciation expense.  These items were partially offset by our $7.5 million pro rata share of reduced property net operating income.  The reduction in property net operating income is primarily the result of reduced property revenues at PSB’s facilities due to a 3.2% decline in the weighted average occupancy level for 2009 as compared to 2008.

Our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.  See Note 5 to our December 31, 2009 consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe: As described in Note 3 to our December 31, 2009 consolidated financial statements, due to our March 31, 2008 disposition of a 51% interest in Shurgard Europe, beginning for periods after March 31, 2008 we no longer consolidate the revenues and expenses of Shurgard Europe on our consolidated statements of income, and our pro-rata share of the operating results of Shurgard Europe is included in “equity in earnings of real estate entities.” Selected financial data for Shurgard Europe for the years ended December 31, 2009, 2008 and 2007 is included in Note 5 to our December 31, 2009 consolidated financial statements.

We originally acquired our 100% interest in Shurgard Europe during our merger with Shurgard, which occurred in August 2006.  Our primary objective for merging with Shurgard was to acquire Shurgard’s U.S. domestic assets which accounted for approximately 487 facilities in the U.S. as compared to 160 facilities in Europe at the time of the Shurgard Merger.  Subsequent to the Shurgard Merger, management of Public Storage determined that it was in our best interests to reduce our investment in Shurgard Europe.  There were many reasons for that determination, most relating to the fact that continued growth of Shurgard Europe would require a significant capital commitment.  Movement of capital from Public Storage (in the U.S.) to various European countries would have exposed Public Storage to currency fluctuation risks and to potential tax burdens when Public Storage wished to repatriate its capital investment.  Accordingly, in March 2008, we sold 51% of our ownership interest in Shurgard Europe, which helped to limit our capital requirements to continue to grow Shurgard Europe and to limit our exposure to other risks of owning operations in foreign countries.  We do not intend to sell any of our remaining interest in Shurgard Europe.  In the future, we expect Shurgard Europe to function as a stand-alone entity and to fund its capital requirements primarily with its retained operating cash flow, bank borrowings and, to the extent available, public or private equity.

This transaction has resulted in the operations of Shurgard Europe having a less significant impact on our operating results, as we have a 49% interest and a loan receivable from Shurgard Europe upon which we receive interest income, rather than the 100% equity interest in Shurgard Europe we held prior to the transaction.  Our future operating results will also be impacted by the ultimate returns realized on the reinvestment of the cash proceeds received in connection with this transaction, including the proceeds from the collection of the loan receivable and the timing thereof.

At December 31, 2009, Shurgard Europe’s operations comprise 187 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 115 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the note receivable from Shurgard Europe, as well as 49% of trademark license fees received from Shurgard Europe, which are reclassified in consolidation from interest income to equity in earnings of Shurgard Europe.  The amount of interest reclassified was approximately $23.9 million in 2009, $17.8 million in 2008 and none in 2007.

Equity in earnings from our investment in Shurgard Europe for the year ended December 31, 2009 was $16,269,000 compared to $4,134,000 for the same period in 2008, representing an increase of $12,135,000.  This increase includes i) a reduction in our pro-rata share of Shurgard Europe’s depreciation expense, primarily due to declines in tenant intangible amortization, ii) our pro-rata share of a reduction in Shurgard Europe’s third party interest expense (joint ventures in which Shurgard Europe has a 20% interest recently refinanced their outstanding debt at substantially lower interest rates), (iii)  the timing of our disposition of the 51% interest in Shurgard Europe as equity in earnings for 2008 only includes amounts for the period of April 1, 2008 through December 31, 2008 while the 2009 includes amounts for the entire year, offset by iv) our pro-rata share of Shurgard Europe’s same-store properties’ decline in net operating income, on a constant exchange rate basis, and (v) the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.393 for the year ended December 31, 2009 as compared to 1.470 for the same period in 2008.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

The Shurgard Europe Same Store Facilities represent those 94 facilities that are stabilized and owned since January 1, 2007 and therefore provide meaningful comparisons for 2007, 2008, and 2009.  The following table reflects the operating results of these 94 facilities.

Selected Operating Data for the 94 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2007 (“Europe Same Store Facilities”):	Year Ended December 31,			Year Ended December 31,
	2009	2008	Percentage Change	2008	2007	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a) (b)
Revenues:
Rental income	$115,785	$120,030	(3.5)%	$120,030	$118,578	1.2%
Late charges and administrative fees collected	1,892	2,018	(6.2)%	2,018	1,198	68.4%
Total revenues	117,677	122,048	(3.6)%	122,048	119,776	1.9%

Cost of operations (excluding depreciation and amortization expense):
Property taxes	5,661	5,659	0.0%	5,659	5,485	3.2%
Direct property payroll	13,767	13,852	(0.6)%	13,852	14,033	(1.3)%
Advertising and promotion	4,662	3,579	30.3%	3,579	3,772	(5.1)%
Utilities	2,849	2,846	0.1%	2,846	2,826	0.7%
Repairs and maintenance	3,157	3,353	(5.8)%	3,353	3,207	4.6%
Property insurance	711	760	(6.4)%	760	1,131	(32.8)%
Other costs of management	16,902	16,490	2.5%	16,490	17,636	(6.5)%
Total cost of operations	47,709	46,539	2.5%	46,539	48,090	(3.2)%

Net operating income (c)	$69,968	$75,509	(7.3)%	$75,509	$71,686	5.3%

Gross margin	59.5%	61.9%	(3.9)%	61.9%	59.9%	3.3%
Weighted average for the period:
Square foot occupancy (d)	86.1%	86.9%	(0.9)%	86.9%	89.7%	(3.1)%
Realized annual rent per occupied square foot (e)(f)	$26.06	$26.77	(2.7)%	$26.77	$25.62	4.5%
REVPAF (f)(g)	$22.44	$23.26	(3.5)%	$23.26	$22.98	1.2%

Weighted average at December 31:
Square foot occupancy	85.7%	84.7%	1.2%	84.7%	88.5%	(4.3)%
In place annual rent per occupied square foot (h)	$30.03	$30.32	(1.0)%	$30.32	$29.93	1.3%
Total net rentable square feet (in thousands)	5,160	5,160	-	5,160	5,160	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.393	1.393	-	1.393	1.393	-
Actual historical exchange rates	1.393	1.470	(5.2)%	1.470	1.370	7.3%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the years ended December 31, 2008 and 2007 have been restated using the actual exchange rate for 2009.  The exchange rate for the Euro relative to the U.S. Dollar averaged 1.393 during the year ended December 31, 2009, as compared to 1.470 and 1.370 for the same periods in 2008 and 2007, respectively.

(b)
Only the amounts for periods before March 31, 2008 are included in our consolidated financial statements.  We include our pro-rata share of these operating results for periods after March 31, 2008 in Equity in Earnings of Real Estate Entities.  The amounts incorporated in our financial statements, either consolidated or equity method amounts, are based upon the actual weighted average exchange rates for each period.

(c)
We present net operating income “NOI” of the Shurgard Europe Same-Store Facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, segment performance, and comparing period-to-period and market-to-market property operating results.  In addition, the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

(g)	Realized annual rent per available foot or “REVPAF” is computed by dividing rental income before late charges and administrative fees by the total available net rentable square feet for the period.

(h)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Shurgard Europe’s operations have been impacted by the same trends in self-storage demand that our domestic facilities are facing.  However, trends in Europe improved somewhat in the last half of 2009, with year-over-year revenue declines of 1.9% in the quarter ended December 31, 2009, as compared to 3.2% in the quarter ended September 30, 2009 and 4.7% in the first half of 2009.  Despite the recent improved trends and reduced year-over year declines in revenues and net operating income, we expect continued year-over-year declines in revenues during at least the first quarter of 2010.

Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities.

In Note 5 to our December 31, 2009 consolidated financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2009, 2008 and 2007.  Shurgard Europe’s condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Other Investments: The “Other Investments” at December 31, 2009 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Amounts included in the tables above also include our equity in earnings with respect to three facilities owned by the Unconsolidated Entities, until we acquired the remaining interest we did not own in these entities during 2008, and commenced consolidating these facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 5 to our December 31, 2009 consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, (iv) merchandise sales and tenant reinsurance operations conducted by Shurgard Europe, and (v) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and the merchandise and tenant reinsurance operations conducted by Shurgard Europe are included in our Europe Self-Storage segment.  All other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2009 consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

During 2009, we decided to discontinue the operations of our truck rental and containerized businesses.  Accordingly, the revenues and expenses of these operations are included in discontinued operations on our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007.

The following table sets forth our ancillary operations as presented on our consolidated statements of income.

	Year Ended December 31			Year Ended December 31,
	2009	2008	Change	2008	2007	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$62,644	$57,280	$5,364	$57,280	$50,861	$6,419
Commercial	14,982	15,326	(344)	15,326	15,101	225
Merchandise and other	29,971	30,902	(931)	30,902	32,029	(1,127)
Shurgard Europe merchandise and tenant insurance	-	4,913	(4,913)	4,913	17,490	(12,577)
Total revenues	107,597	108,421	(824)	108,421	115,481	(7,060)

Ancillary Cost of operations:
Tenant reinsurance	9,789	6,734	3,055	6,734	15,879	(9,145)
Commercial	5,759	6,292	(533)	6,292	5,722	570
Merchandise and other	20,463	22,093	(1,630)	22,093	25,174	(3,081)
Shurgard Europe merchandise and tenant insurance	-	1,409	(1,409)	1,409	5,186	(3,777)
Total cost of operations	36,011	36,528	(517)	36,528	51,961	(15,433)

Depreciation – commercial operations:	2,958	2,900	58	2,900	2,570	330

Ancillary net income:
Tenant reinsurance	52,855	50,546	2,309	50,546	34,982	15,564
Commercial	6,265	6,134	131	6,134	6,809	(675)
Merchandise and other	9,508	8,809	699	8,809	6,855	1,954
Shurgard Europe merchandise and tenant reinsurance	-	3,504	(3,504)	3,504	12,304	(8,800)
Total ancillary net income	$68,628	$68,993	$(365)	$68,993	$60,950	$8,043

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities.  The revenues that we record are based upon premiums that we reinsure.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Cost of operations includes reductions of $2.0 million and $5.8 million for the years ended December 31, 2009 and 2008, respectively, representing adjustments to accounting estimates that are not expected to recur.

The increase in tenant reinsurance revenues over the past year was attributable to higher rates combined with an increase in the percentage of our existing tenants retaining such policies.  Approximately 58% and 53% of our tenants had such policies at December 31, 2009 and 2008, respectively.  We believe that the level of tenant reinsurance revenues in 2010 may not increase to the same degree as was experienced in 2009 as customer penetration reaches the percentage of tenants that could be expected to retain such policies.

The future level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, the level of premiums charged for such insurance, and the number of tenants that continue participating in the insurance program.  Future cost of operations will be dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties thereby increasing tenant insurance claims.

Commercial operations: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $29,813,000 in 2009, $36,155,000 in 2008, and $11,417,000 in 2007.  The decrease in 2009 as compared to 2008 is principally due to lower interest income on our cash reserve balances, offset by higher interest income with respect to our loan receivable from Shurgard Europe (described below).  Interest earned on our cash balances totaled $5.0 million in 2009 as compared to $17.7 million in 2008.  This reduction was due primarily to significantly lower interest rates in 2009 as compared to 2008.  We have $763.8 million in cash on hand at December 31, 2009 invested primarily in money-market funds.  Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments of approximately 0.2%, earned interest is expected to be minimal.

We have a loan receivable, denominated in Euros, from Shurgard Europe totaling €391.9 million ($561.7 million) as of December 31, 2009. Effective October 31, 2009, we extended the maturity date to March 31, 2013, and the rate of interest increased from 7.5% to 9.0% per annum (effective November 1, 2009).  In addition, we receive trademark license fees from Shurgard Europe.

We recorded interest income with respect to this loan, representing 51% of the amount earned (the remaining 49% is recorded as additional equity in earnings) combined with 51% of the trademark license fees received from Shurgard Europe, aggregating $24.8 million and $18.5 million for the years ended December 31, 2009 and 2008, respectively.  No interest income in connection with the loan or trademark fees was recorded prior to March 31, 2008, as any such income received was fully eliminated in consolidation until March 31, 2008.  All other variances in interest income from our note receivable are attributable principally to changes in average exchange rates as well as the change in interest rate from 7.5% to 9.0% effective November 1, 2009.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

Interest and other income increased in 2008 as compared to 2007 principally as a result of (i) higher average cash balances invested in interest bearing accounts and (ii) interest income with respect to our loan receivable from Shurgard Europe.

Depreciation and amortization: Depreciation and amortization expense was $340,233,000, $411,981,000 and $619,598,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The decreases in depreciation and amortization expense in 2009 as compared to 2008, and in 2008 as compared to 2007, are due principally to declines in amortization of tenant intangible assets that were acquired in connection with the 2006 Shurgard Merger.  Amortization expense with respect to tenant intangible assets was $5,530,000 in 2009, $51,158,000 in 2008 and $247,844,000 in 2007.  We expect minimal amortization expense for our existing intangibles during 2010, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008.  Included in our depreciation and amortization related to Shurgard Europe’s facilities was $11,192,000 for the three months ended March 31, 2008 and $52,460,000 for the year ended December 31, 2007.

General and administrative expense: General and administrative expense was $35,735,000, $62,809,000, and $59,749,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation.

General and administrative expense for the year ended December 31, 2008 includes $2,144,000 in ongoing general and administrative expense for Shurgard Europe incurred prior to March 31, 2008 and $27,900,000 in additional incentive compensation incurred related to our disposition of an interest in Shurgard Europe.  General and administrative expense for the year ended December 31, 2007 includes a) $10,691,000 related to Shurgard Europe’s ongoing operations, b) $9,600,000 in costs incurred by Shurgard Europe associated with a proposed terminated offering of shares in Shurgard Europe, c) $5,300,000 incurred in connection with the integration of Shurgard and Public Storage, and d) $2,000,000 in costs associated with reorganizing as a Maryland REIT. Following March 31, 2008, we record no further general and administrative expense incurred by Shurgard Europe’s ongoing operations.

We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

Interest expense: Interest expense was $29,916,000, $43,944,000 and $63,671,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  The decreases in interest expense in 2009 and 2008 are due primarily to the deconsolidation of Shurgard Europe effective March 31, 2008, which incurred $6,892,000 and $22,242,000 in interest expense for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.  Interest expense was also reduced approximately $6 million in 2009 as compared to 2008 due to our early retirement in February 2009 of $110.2 million face amount of senior unsecured debt.  See Note 6 to our December 31, 2009 consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Capitalized interest expense totaled $718,000, $1,998,000 and $4,746,000 for the years ended December 31, 2009, 2008 and 2007, respectively, in connection with our development activities.

Foreign Exchange Gain (Loss):  Our loan receivable from Shurgard Europe is denominated in Euros and we have not entered into any hedged agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded a foreign exchange gain of $9,662,000, a loss of $25,362,000, and a gain of $58,444,000 in 2009, 2008, and 2007, respectively, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.433, 1.409, and 1.472 at December 31, 2009, 2008 and 2007, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

Discontinued Operations:  During 2009, we discontinued operations in our truck rental and containerized storage businesses.  In addition, we disposed of one self-storage facility and expect to dispose of one other in connection with condemnation proceedings.  We reclassified all of the historical revenues and expenses of these operations from revenues and expenses, into “discontinued operations.”  Included in discontinued operations in 2009 are $3.5 million in truck disposal expenses, an $8.2 million impairment charge on intangible assets incurred in connection with an eminent domain proceeding and $6.0 million of gains on the disposition of the self-storage facilities.

Liquidity and Capital Resources

We have $763.8 million of cash on hand at December 31, 2009, and believe that these funds, together with our internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distributions requirements to our shareholders for the foreseeable future.

Operating as a REIT, our ability to retain cash flow for reinvestment is restricted.  In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be distributed to our shareholders (see “Requirement to Pay Distributions” below).  However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow.  The following table summarizes our ability to fund capital improvements to maintain our facilities, distributions to the noncontrolling interests, capital improvements to maintain our facilities, and distributions to our shareholders through the use of cash provided by operating activities.  The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.

	For the Year Ended December 31,
	2009	2008	2007
	(Amount in thousands)
Net cash provided by operating activities (a)	$1,112,857	$1,076,971	$1,047,652

Capital improvements to maintain our facilities	(62,352)	(76,311)	(69,102)
Remaining operating cash flow available for distributions to equity holders	1,050,505	1,000,660	978,550

Distributions paid to redeemable noncontrolling interests	(1,290)	(1,335)	(1,092)
Distribution paid to permanent noncontrolling equity interests	(26,977)	(37,993)	(40,567)

Cash from operations allocable to Public Storage shareholders	1,022,238	961,332	936,891
Distributions paid to Public Storage shareholders:
Preferred shareholders	(232,431)	(239,721)	(236,757)
Equity Shares, Series A shareholders	(20,524)	(21,199)	(21,424)
Common shareholders ($2.20 per share for 2009, $2.20 per share regular dividend and $0.60 special dividend in 2008 and $2.00 per share for 2007)	(370,404)	(470,823)	(338,689)

Cash from operations available for principal payments on debt and reinvestment (b)	$398,879	$229,589	$340,021

(a)	Represents net cash provided by operating activities for each respective year as presented in our December 31, 2009 Consolidated Statements of Cash Flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares.  We expect to fund our long-term growth strategies and debt obligations with (i) cash on hand at December 31, 2009, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

Historically, we have funded substantially all of our acquisitions with permanent capital (both common and preferred securities).  We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt.  We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enables us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

Our credit ratings on each of our series of preferred shares are “Baa1” by Moody’s and “BBB” by Standard & Poor’s.

Access to Additional Capital: In addition to cash on hand, we also have a revolving line of credit for borrowings up to $300 million.  The line of credit expires in March 2012 and there were no outstanding borrowings on the line of credit at February 26, 2010.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities may not be a viable option at least in the near term due to unfavorable capital market conditions.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Significant requirements on our liquidity and capital resources include: (i) funds to redeem shares of Equity Shares, Series A on April 15, 2010, (ii) debt service requirements, (iii) capital improvements to maintain our facilities, (iv) distribution requirements to our shareholders to maintain our REIT status, (v) acquisition and development commitments and (vi) commitments to provide funding to Shurgard Europe for certain investing and financing activities.

Redemption of Equity Shares, Series A: On April 15, 2010, we will be redeeming all of our outstanding shares of Equity Shares, Series A at a cash redemption price of $24.50 per depositary share, or an aggregate of $205.2 million.  Since the initial issuance of these securities, the annual distribution paid has been $2.45 per depository share, representing an implied yield of 10%.

We plan on using cash on-hand to fund the aggregate redemption amount.

Debt Service Requirements: At December 31, 2009, outstanding debt totaled approximately $518.9 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2010	$1,673	$11,037	$12,710
2011	103,533	27,819	131,352
2012	-	55,575	55,575
2013	186,460	64,961	251,421
2014	-	25,400	25,400
Thereafter	-	42,431	42,431
	$291,666	$227,223	$518,889

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

On February 12, 2009, we acquired approximately $110 million face amount of our existing senior unsecured debt pursuant to a tender offer.  The amount paid in the tender offer, approximately $110 million, was substantially less than what would have been paid if we were to repay this debt early subject to the prepayment premiums under the related debt agreements.

Our portfolio of real estate facilities is substantially unencumbered.  At December 31, 2009, we have 1,902 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Improvement Requirements: During 2010, we expect to incur approximately $80 million for capital improvements.  Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio.  During the year ended December 31, 2009, we incurred capital improvements of approximately $62.4 million.

Requirement to Pay Distributions: We have operated, and intend to continue to operate, in such a manner as to qualify as a REIT under the Code, but no assurance can be given that we will at all times so qualify.  To the extent that we continue to qualify as a REIT, we will not be taxed, with certain limited exceptions, on the REIT taxable income that is distributed to our shareholders, provided that at least 90% of our taxable income is so distributed.  We believe we have satisfied the REIT distribution requirement since 1981. Although we have not finalized our 2009 taxable income, we believe that the aggregate distributions paid in 2009 to our shareholders enable us to continue to meet our REIT distribution requirements.

Aggregate distributions paid during 2009 totaled $624.7 million, consisting of the following (amounts in thousands:

Distributions paid in 2009
Cumulative preferred shareholders	$232,431
Equity Shares, Series A shareholders	20,524
Common shareholders and restricted share unitholders	371,710
Total REIT qualifying distributions	$624,665

For 2010, we estimate the annual distribution requirements with respect to our (i) cumulative preferred shares outstanding at December 31, 2009, to be approximately $232.4 million, assuming no additional preferred share issuances or redemptions during 2010, and (ii) Equity Shares, Series A shares to be approximately $5.1 million, representing distributions through March 31, 2010.  We will be redeeming these securities on April 15, 2010 and no further distributions will be paid for the period subsequent to March 31, 2010.

On February 26, 2010, our Board of Trustees declared a regular common dividend of $0.65 per common share, representing an increase of $0.10 per share (an 18% increase) from the previous quarter’s distribution.  Our consistent, long-term dividend policy has been to only distribute our taxable income.  Taxable income attributable to our common shareholders has increased due to recent purchases of preferred securities and equity stock, as well as reduced property depreciation, offset in part, by declines in operating income.  Future changes in our dividend will be impacted by these same factors, as well as property acquisitions.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are also obligated to pay distributions to non-controlling interests in our consolidated subsidiaries.  During 2009, we paid distributions totaling $9.5 million with respect to preferred partnership units.  We expect our annual distribution requirement based upon preferred partnership units outstanding at December 31, 2009, to be approximately $7.3 million on a go forward basis.  In addition, we are required to pay distributions to other non-controlling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $18,812,000 in 2009, $17,716,000 in 2008 and $20,047,000 in 2007, which represents our expectations with respect to future distribution levels.

Acquisition and Development of Facilities: During 2010, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  We have a minimal development pipeline at December 31, 2009 and have no current plan to expand our development activities.  We plan on financing these activities with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of December 31, 2009, Shurgard Europe owed us €391.9 million ($561.7 million at December 31, 2009) pursuant to a loan agreement.  Effective, October 31, 2009, the terms of the loan were modified to increase the interest rate from 7.5% to 9.0% per annum and the maturity date was extended from March 31, 2010 to March 31, 2013.  All other material terms and covenants remain the same.  The loan is unsecured and can be prepaid at anytime without penalty.

Shurgard Europe has a 20% interest in two joint ventures (First Shurgard and Second Shurgard).  We are committed to provide additional financing to Shurgard Europe to facilitate the acquisition of its partner’s 80% interest in each of these two joint ventures.

If Shurgard Europe acquires its partner’s 80% interest in either First Shurgard and Second Shurgard and is unable to obtain third-party financing to repay the existing loans of the joint ventures, we have agreed to provide additional loans to Shurgard Europe, under the same terms as the our €391.9 million loan, for up to €185 million ($265.2 million as of December 31, 2009).  This commitment expires on March 31, 2010 and was originally for €305 million, but was reduced as the result of refinancing one of the joint venture loans.  Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition.

The two joint ventures collectively had approximately €224 million ($321 million) of outstanding debt payable to third parties at December 31, 2009, which is non-recourse to Shurgard Europe.  One of the joint venture loans, totaling €107 million ($153 million), is due May 2011 and the other joint venture loan, totaling €117 million ($168 million), is due in July 2010.  Both joint venture loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe or any third party.

We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe to fund certain investing activities.  Our remaining obligation under this commitment totaled $66.4 million at December 31, 2009.

Redemption of Preferred Securities: As of December 31, 2009, several series of our preferred securities were redeemable at our option upon at least 30 days notice.  These series have annual dividend rates ranging from 6.125% to 7.5% and have an aggregate redemption value of approximately $873 million.  The timing of redemption of any of these series of preferred securities will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

Repurchases of Company’s Equity and Preferred Securities: Dislocations in capital markets have provided opportunities for the repurchase of our preferred and debt securities.  During 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions with a liquidation value of $24.6 million for approximately $17.5 million, including accrued dividends, reducing our ongoing dividend requirement by approximately $1.8 million per year.  Also during 2009, we repurchased certain of our Preferred Partnership Units in privately negotiated transactions with a carrying amount of $225 million for approximately $153 million, reducing our ongoing dividend requirement by approximately $14.4 million per year.

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2009, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 26, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

These acquisitions were funded with cash on hand.  We continue to monitor the existing trading ranges of all our outstanding debt and equity securities for potential opportunities.

Contractual Obligations

Our significant contractual obligations at December 31, 2009 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$605,557	$41,257	$154,355	$74,722	$259,845	$28,472	$46,906

Operating leases (2)	95,745	6,135	5,561	5,269	5,046	4,998	68,736

Construction commitments (3)	10,055	10,055	-	-	-	-	-

Total	$711,357	$57,447	$159,916	$79,991	$264,891	$33,470	$115,642

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2009 consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable, however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at December 31, 2009.

We have not included any additional funding requirements that we may be required to make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

Subsequent to December 31, 2009, we called for redemption our Equity Shares, Series A.  These shares will be redeemed on April 15, 2010 for an aggregate of $205.2 million or $24.50 per share.  These amounts are not included in the table above as they were not an obligation at December 31, 2009.

Off-Balance Sheet Arrangements: At December 31, 2009 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At December 31, 2009, our debt as a percentage of total equity (based on book values) was 5.7%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At December 31, 2009, our Series V, Series W, Series X, Series Y, Series Z, Series A, Series B and Series C preferred shares are currently redeemable by us at our option.  Except under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our December 31, 2009 consolidated financial statements.

Our market risk sensitive instruments include notes payable, which totaled $518,889,000 at December 31, 2009.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $272.3 million at December 31, 2009.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €391.9 million ($561.7 million) at December 31, 2009.  We also have an obligation, in certain circumstances, to loan up to an additional €185 million ($265.2 million) to Shurgard Europe.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2009 (dollar amounts in thousands).

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	$12,710	$131,352	$55,575	$251,421	$25,400	$42,431	$518,889	$525,883
Average interest rate	5.68%	5.69%	5.70%	5.62%	5.50%	5.50%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of December 31, 2009, we have no borrowings under our line of credit.

ITEM 8.                      Financial Statements and Supplementary Data

The financial statements of the Company at December 31, 2009 and December 31, 2008 and for each of the three years in the period ended December 31, 2009 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein.  Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.                      Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.  We also have investments in certain unconsolidated entities and because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information

On February 23, 2010, we filed a certificate of correction to our charter, to correct a scrivener's error by deleting a sentence, purporting to deny shareholders cumulative voting rights in the election of trustees, that was inadvertently retained in the version filed with the Maryland department of assessments and taxation on June 1, 2007.  A composite version of our charter, reflecting this deletion, is filed with this Annual Report as Exhibit 3.1.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 26, 2010

PART III

ITEM 10.                                Trustees, Executive Officers and Corporate Governance

The information required by this item with respect to trustees is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting scheduled to be held on May 6, 2010 (the “Proxy Statement”) under the caption “Election of Trustees.”

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters—Audit Committee”, “Corporate Governance and Board Matters—Consideration of Candidates for Trustee”.

The information required by this item with respect to Section 16(a) compliance is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to a code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Corporate Governance and Board Matters.”  Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 52, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005.  Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003.  He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).  He is also a director of Business Machine Security, Inc., General Finance Corporation and a member of the NYU REIT Center Board of Advisors.

John Reyes, age 49, Senior Vice President and Chief Financial Officer, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer.  He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996.  From 1983 to 1990, Mr. Reyes was employed by Ernst & Young as a certified public accountant.

Mark C. Good, age 53, became Senior Vice President and Chief Operating Officer of Public Storage on September 8, 2008.  Before joining Public Storage, Mr. Good was with Sears Holdings Corporation since 1997, where he was Executive Vice President and General Manager of Sears Home Services, the nation's largest home appliance repair and home improvement services organization with annual revenues of approximately $3 billion.  Mr. Good also served as a director of Sears Canada, Inc.

David F. Doll, age 51, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.  Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

Candace N. Krol, age 48, became Senior Vice President of Human Resources in September 2005.  From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

Steven M. Glick, age 53, became Senior Vice President and Chief Legal Officer of Public Storage on February 23, 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Immediately before joining Technicolor (then named Thomson), he was an Executive Vice President at Paramount Pictures with responsibility for, among other things, legal, business development and licensing for International Home Entertainment.

ITEM 11.                                Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters,” “Executive Compensation,” “Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee.”

ITEM 12.                                Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2009 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	4,206,921	(b)	$56.49	2,157,952

Equity compensation plans not approved by security holders (c)	37,101		$23.58	595,002

a)
The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2009 consolidated financial statements.  All plans other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company’s shareholders.

b)	Includes 548,354 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

c)
The outstanding options granted under plans not approved by the Company’s shareholders were granted under the Company’s 2000 and 2001 Non-Executive/Non-Director Plan, which does not allow participation by the Company’s executive officers and trustees.  The principal terms of these plans are as follows: (1) 2,500,000 common shares were authorized for grant, (2) this plan is administered by the Equity Awards Committee, except that grants in excess of 100,000 shares to any one person requires approval by the Executive Equity Awards Committee, (3) options are granted at fair market value on the date of grant, (4) options have a ten year term and (5) options vest over three years in equal installments, or as indicated by the applicable grant agreement.

ITEM 13.                     Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance” and “Certain Relationships and Related Transactions and Legal Proceedings.”

ITEM 14.                      Principal Accountant Fees and Services

The information required by this item with respect to fees and services provided by the Company’s independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Ratification of Auditors—Fees Billed to the Company by Ernst & Young LLP for 2009 and 2008”.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

a.	1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

2.	Financial Statement Schedules

The financial statements schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

3.	Exhibits

See Index to Exhibits contained herein.

b. Exhibits:

See Index to Exhibits contained herein.

c. Financial Statement Schedules

Not applicable.

PUBLIC STORAGE

INDEX TO EXHIBITS (1)

(Items 15(a)(3) and 15(c))

3.1	Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust. Filed herewith.
3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage Equity Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 7.500% Cumulative Preferred Shares, Series V. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.14	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.16	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.22	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
10.1
Amended Management Agreement between Registrant and Public Storage Commercial Properties Group, Inc. dated as of February 21, 1995.  Filed with Public Storage Inc.’s (“PSI”) Annual Report on Form 10-K for the year ended December 31, 1994 (SEC File No. 001-0839) and incorporated herein by reference.

10.2 10.2
10.3 Second Amended and Restated Management Agreement by and among Registrant and the entities listed therein dated as of November 16, 1995.  Filed with PS Partners, Ltd.’s Annual Report on Form 10-K for the year ended December 31, 1996 (SEC File No. 001-11186) and incorporated herein by reference.

10.3
Limited Partnership Agreement of PSAF Development Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 001-0839) and incorporated herein by reference.

10.4
Agreement of Limited Partnership of PS Business Parks, L.P.  Filed with PS Business Parks, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 (SEC File No. 001-10709) and incorporated herein by reference.

10.5
Amended and Restated Agreement of Limited Partnership of Storage Trust Properties, L.P. (March 12, 1999).  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.6	Limited Partnership Agreement of PSAC Development Partners, L.P. Filed with PSI’s Current Report on Form 8-K dated November 15, 1999 (SEC File No. 001-0839) and incorporated herein by reference.
10.7
Agreement of Limited Liability Company of PSAC Storage Investors, L.L.C.  Filed with PSI’s Current Report on Form 8-K dated November 15, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.8
Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Annual Report on Form 10-K for the year ended December 31, 1999 (SEC File No. 001-0839) and incorporated herein by reference.

10.9
Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.10
Second Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.11
Third Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.12
Limited Partnership Agreement of PSAF Acquisition Partners, L.P.  Filed with PSI’s Annual Report on Form 10-K for the year ended December 31, 2003 (SEC File No. 001-0839) and incorporated herein by reference.

10.13
Credit Agreement by and among Registrant, Wells Fargo Bank, National Association and Wachovia Bank, National Association as co-lead arrangers, and the other financial institutions party thereto, dated March 27, 2007. Filed with PSI’s Current Report on Form 8-K on April 2, 2007 (SEC File No. 001-0839) and incorporated herein by reference.

10.14*
Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

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

10.18*
Public Storage, Inc. 1996 Stock Option and Incentive Plan.  Filed with PSI’s Annual Report on Form 10-K for the year ended December 31, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.19*	Public Storage, Inc. 2000 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-52400) and incorporated herein by reference.
10.20*	Public Storage, Inc. 2001 Non-Executive/Non-Director Stock Option and Incentive Plan. Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.
10.21*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (“2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.
10.22*
Form of 2001 Plan Non-qualified Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.23*
Form of 2001 Plan Restricted Share Unit Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.24*
Form of 2001 Plan Non-Qualified Outside Director Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.25*
Public Storage, Inc. Performance-Based Compensation Plan for Covered Employees.  Filed with PSI’s Current Report on Form 8-K dated May 11, 2005 (SEC File No. 001-0839) and incorporated herein by reference.

10.26*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (SEC File No. 333-144907) and incorporated herein by reference.

10.27*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.28*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.29*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.30*
Offer letter/Employment Agreement dated as of July 28, 2008 between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 9, 2008 and incorporated herein by reference.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.

101 .INS**	XBRL Instance Document

101 .SCH**	XBRL Taxonomy Extension Schema

101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase

101 .DEF**	XBRL Taxonomy Extension Definition Linkbase

101 .LAB**	XBRL Taxonomy Extension Label Linkbase

101 .PRE**	XBRL Taxonomy Extension Presentation Link

_	(1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE

Date: February 26, 2010	By: /s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice-Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Vice-Chairman of the Board, Chief Executive Officer, President and Trustee (principal executive officer)	February 26, 2010
/s/ John Reyes John Reyes	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 26, 2010
/s/ B. Wayne Hughes B. Wayne Hughes	Chairman of the Board	February 26, 2010
/s/ Dann V. Angeloff Dann V. Angeloff	Trustee	February 26, 2010
/s/ William C. Baker William C. Baker	Trustee	February 26, 2010
/s/ John T. Evans John T. Evans	Trustee	February 26, 2010
/s/ Tamara Hughes Gustavson Tamara Hughes Gustavson	Trustee	February 26, 2010
/s/ Uri P. Harkham Uri P. Harkham	Trustee	February 26, 2010
/s/ B. Wayne Hughes, Jr. B. Wayne Hughes, Jr.	Trustee	February 26, 2010
/s/ Harvey Lenkin Harvey Lenkin	Trustee	February 26, 2010
/s/ Gary E. Pruitt Gary E. Pruitt	Trustee	February 26, 2010
/s/ Daniel C. Staton Daniel C. Staton	Trustee	February 26, 2010

PUBLIC STORAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1

Consolidated balance sheets as of December 31, 2009 and 2008	F-2

For each of the three years in the period ended December 31, 2009:

Consolidated statements of income	F-3

Consolidated statements of equity	F-4 – F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F-36

Schedule:

III – Real estate and accumulated depreciation	F-37 – F- 91

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for noncontrolling interests (formerly minority interests) with the adoption of the guidance originally issued in FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (codified in FASB ASC Topic 810, Consolidation) effective January 1, 2009, and retroactively applied.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 26, 2010

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS

Cash and cash equivalents	$763,789	$680,701
Real estate facilities, at cost:
Land	2,717,368	2,716,254
Buildings	7,575,587	7,490,768
	10,292,955	10,207,022
Accumulated depreciation	(2,734,449)	(2,405,473)
	7,558,506	7,801,549
Construction in process	3,527	20,340
	7,562,033	7,821,889

Investment in real estate entities	612,316	544,598
Goodwill, net	174,634	174,634
Intangible assets, net	38,270	52,005
Loan receivable from Shurgard Europe	561,703	552,361
Other assets	92,900	109,857
Total assets	$9,805,645	$9,936,045

LIABILITIES AND EQUITY

Notes payable	$518,889	$643,811
Accrued and other liabilities	212,253	212,353
Total liabilities	731,142	856,164

Redeemable noncontrolling interests in subsidiaries (Note 7)	13,122	12,777

Commitments and contingencies (Note 13)
Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 886,140 shares issued (in series) and outstanding, (887,122 at December 31, 2008), at liquidation preference	3,399,777	3,424,327
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,405,539 shares issued and outstanding (168,279,732 at December 31, 2008)	16,842	16,829
Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, 8,377.193 shares issued and outstanding	-	-
Paid-in capital	5,680,549	5,590,093
Accumulated deficit	(153,759)	(290,323)
Accumulated other comprehensive loss	(15,002)	(31,931)
Total Public Storage shareholders’ equity	8,928,407	8,708,995
Equity of permanent noncontrolling interests in subsidiaries (Note 7)	132,974	358,109
Total equity	9,061,381	9,067,104
Total liabilities and equity	$9,805,645	$9,936,045

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended December 31, 2009
(Amounts in thousands, except per share amounts)

	2009	2008	2007

Revenues:
Self-storage facilities	$1,490,292	$1,579,017	$1,660,304
Ancillary operations	107,597	108,421	115,481
Interest and other income	29,813	36,155	11,417
	1,627,702	1,723,593	1,787,202
Expenses:
Cost of operations:
Self-storage facilities	486,928	519,090	579,193
Ancillary operations	36,011	36,528	51,961
Depreciation and amortization	340,233	411,981	619,598
General and administrative	35,735	62,809	59,749
Interest expense	29,916	43,944	63,671
	928,823	1,074,352	1,374,172
Income from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, net, casualty (loss) gain, gain on early retirement of debt and foreign currency exchange gain (loss)	698,879	649,241	413,030
Equity in earnings of real estate entities	53,244	20,391	12,738
Gains on disposition of real estate investments, net	33,426	336,545	2,547
Casualty (loss) gain	-	(525)	2,665
Gain on early retirement of debt	4,114	-	-
Foreign currency exchange gain (loss)	9,662	(25,362)	58,444
Income from continuing operations	799,325	980,290	489,424
Discontinued operations	(8,869)	(6,418)	(2,346)
Net income	790,456	973,872	487,078
Net income allocated (to) from noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(27,835)	(38,696)	(29,543)
Based upon repurchases of preferred partnership units	72,000	-	-
Net income allocable to Public Storage shareholders	$834,621	$935,176	$457,535
Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$232,431	$239,721	$236,757
Preferred shareholders based on repurchases	(6,218)	(33,851)	-
Equity Shares, Series A	20,524	21,199	21,424
Restricted share units	1,918	2,304	376
Common shareholders	585,966	705,803	198,978
	$834,621	$935,176	$457,535
Net income per common share – basic
Continuing operations	$3.53	$4.23	$1.19
Discontinued operations	(0.05)	(0.04)	(0.01)
	$3.48	$4.19	$1.18
Net income per common share – diluted
Continuing operations	$3.52	$4.22	$1.18
Discontinued operations	(0.05)	(0.04)	(0.01)
	$3.47	$4.18	$1.17
Basic weighted average common shares outstanding	168,358	168,250	169,342
Diluted weighted average common shares outstanding	168,768	168,675	169,850
Equity Shares, Series A (basic and diluted):
Net income per share	$2.45	$2.45	$2.45
Weighted average depositary shares	8,377	8,652	8,744

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2009
(Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent Noncontrolling
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Interests in	Total
	Shares	Shares	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balances at December 31, 2006	$2,855,000	$16,915	$5,661,507	$(344,706)	$19,329	$8,208,045	$499,178	$8,707,223
Issuance of cumulative preferred shares (26,900 shares)	672,500	-	(20,608)	-	-	651,892	-	651,892
Issuance of common shares in connection with share-based compensation (278,008 shares) (Note 10)	-	28	8,429	-	-	8,457	-	8,457
Share-based compensation expense, net of cash compensation in lieu of common shares(Note 10)	-	-	4,647	-	-	4,647	-	4,647
Disposition of permanent noncontrolling interests in subsidiaries, net (Note 7)	-	-	-	-	-	-	3,033	3,033
Net income	-	-	-	487,078	-	487,078	-	487,078
Net income allocated to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(800)	-	(800)	-	(800)
Permanent noncontrolling equity interests	-	-	-	(28,743)	-	(28,743)	28,743	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(236,757)	-	(236,757)	-	(236,757)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(40,567)	(40,567)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(21,424)	-	(21,424)	-	(21,424)
Holders of unvested restricted share units	-	-	-	(1,313)	-	(1,313)	-	(1,313)
Common shares ($2.00 per share)	-	-	-	(338,689)	-	(338,689)	-	(338,689)
Other comprehensive income (Note 2)	-	-	-	-	30,736	30,736	9,740	40,476
Balances at December 31, 2007	3,527,500	16,943	5,653,975	(485,354)	50,065	8,763,129	500,127	9,263,256
Repurchase of cumulative preferred shares (852,378 shares) (Note 8)	(103,173)	-	36,294	-	-	(66,879)	-	(66,879)
Repurchase of Equity Shares, Series A (367,000 shares) (Note 8)	-	-	(7,707)	-	-	(7,707)	-	(7,707)
Issuance of common shares in connection with share-based compensation (377,453 shares) (Note 10)	-	38	10,852	-	-	10,890	-	10,890
Repurchase of common shares (1,520,196 shares) (Note 8)	-	(152)	(111,751)	-	-	(111,903)	-	(111,903)
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	8,430	-	-	8,430	-	8,430
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 7)	-	-	-	(6,469)	-	(6,469)	-	(6,469)
Deconsolidation of permanent noncontrolling interests in subsidiaries due to disposition of an interest (Note 7)	-	-	-	-	-	-	(148,901)	(148,901)
Net income	-	-	-	973,872	-	973,872	-	973,872
Net income to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(1,083)	-	(1,083)	-	(1,083)
Permanent noncontrolling equity interests	-	-	-	(37,613)	-	(37,613)	37,613	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(239,721)	-	(239,721)	-	(239,721)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(37,993)	(37,993)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(21,199)	-	(21,199)	-	(21,199)
Holders of unvested restricted share units	-	-	-	(1,933)	-	(1,933)	-	(1,933)
Common shares ($2.80 per share)	-	-	-	(470,823)	-	(470,823)	-	(470,823)
Other comprehensive loss (Note 2)	-	-	-	-	(81,996)	(81,996)	7,263	(74,733)

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2009
(Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent Noncontrolling
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Interests in	Total
	Shares	Shares	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity

Balances at December 31, 2008	3,424,327	16,829	5,590,093	(290,323)	(31,931)	8,708,995	358,109	9,067,104
Repurchase of cumulative preferred shares (982,000 shares) (Note 8)	(24,550)	-	7,015	-	-	(17,535)	-	(17,535)
Repurchase of preferred partnership units (Note 7)	-	-	72,000	-	-	72,000	(225,000)	(153,000)
Issuance of common shares in connection with share-based compensation (125,807 shares) (Note 10)	-	13	2,179	-	-	2,192	-	2,192
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	9,262	-	-	9,262	-	9,262
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 7)	-	-	-	(1,392)	-	(1,392)	-	(1,392)
Net income	-	-	-	790,456	-	790,456	-	790,456
Net income allocated to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(993)	-	(993)	-	(993)
Permanent noncontrolling equity interests	-	-	-	(26,842)	-	(26,842)	26,842	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(232,431)	-	(232,431)	-	(232,431)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(26,977)	(26,977)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(20,524)	-	(20,524)	-	(20,524)
Holders of unvested restricted share units	-	-	-	(1,306)	-	(1,306)	-	(1,306)
Common shares ($2.20 per share)	-	-	-	(370,404)	-	(370,404)	-	(370,404)
Other comprehensive income (Note 2)	-	-	-	-	16,929	16,929	-	16,929
Balances at December 31, 2009	$3,399,777	$16,842	$5,680,549	$(153,759)	$(15,002)	$8,928,407	$132,974	$9,061,381

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2009
(Amounts in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$790,456	$973,872	$487,078
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate investments, including amounts in discontinued operations	(39,444)	(336,545)	(6,883)
Gain on early retirement of debt	(4,114)	-	-
Impairment charge on intangible asset included in discontinued operations	8,205	-	-
Depreciation and amortization, including amounts in discontinued operations	342,127	414,201	622,894
Distributions received from real estate entities (less than) in excess of equity in earnings of real estate entities	(3,836)	23,064	10,868
Foreign currency exchange (gain) loss	(9,662)	25,362	(58,444)
Other	29,125	(22,983)	(7,861)
Total adjustments	322,401	103,099	560,574
Net cash provided by operating activities	1,112,857	1,076,971	1,047,652
Cash flows from investing activities:
Capital improvements to real estate facilities	(62,352)	(76,311)	(69,102)
Construction in process	(14,165)	(74,611)	(122,320)
Acquisition of real estate facilities	-	(43,569)	(72,787)
Acquisition of common stock of PS Business Parks	(17,825)	-	-
Proceeds from sales of real estate and other real estate investments	11,596	2,227	8,708
Proceeds from the disposition of interest in Shurgard Europe (Note 3)	-	609,059	-
Deconsolidation of Shurgard Europe (Note 3)	-	(34,588)	-
Investment in Shurgard Europe	-	(54,702)	-
Sale of real estate investments to affiliates (Note 7)	-	-	4,909
Acquisition of redeemable noncontrolling interests in subsidiaries	(750)	-	-
Other investing activities	(7,913)	12,513	(11,284)
Net cash (used in) provided by investing activities	(91,409)	340,018	(261,876)
Cash flows from financing activities:
Principal payments on notes payable	(7,504)	(62,877)	(508,942)
Redemption of senior unsecured notes payable	(109,622)	-	-
Issuance of secured note payable	-	12,750	-
Net repayments on bank credit facilities	-	-	(345,000)
Proceeds from borrowing on debt of Existing European Joint Ventures	-	14,654	54,081
Net proceeds from the issuance of common shares	2,192	10,890	8,457
Net proceeds from the issuance of cumulative preferred shares	-	-	651,892
Repurchases of common shares	-	(111,903)	-
Repurchases of cumulative preferred shares	(17,535)	(66,879)	(302,150)
Repurchases of Equity Shares, Series A	-	(7,707)	-
Repurchases of permanent noncontrolling interests	(153,000)	-	-
Distributions paid to Public Storage shareholders	(624,665)	(733,676)	(598,183)
Distributions paid to redeemable noncontrolling interests	(1,290)	(1,335)	(1,092)
Distributions paid to permanent noncontrolling equity interests	(26,977)	(37,993)	(40,567)
Net cash used in financing activities	(938,401)	(984,076)	(1,081,504)
Net increase (decrease) in cash and cash equivalents	83,047	432,913	(295,728)
Net effect of foreign exchange translation on cash	41	2,344	5,488
Cash and cash equivalents at the beginning of the year	680,701	245,444	535,684
Cash and cash equivalents at the end of the year	$763,789	$680,701	$245,444

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2009
(Amounts in thousands)

(Continued)

	2009	2008	2007
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(1,444)	$(90,921)	$(127,456)
Construction in process	-	(957)	(4,623)
Investment in real estate entities	(15,764)	63,495	-
Intangible assets, net	-	(4,528)	(6,226)
Loan receivable from Shurgard Europe	(9,342)	66,461	-
Other assets	-	(3,756)	(7,070)
Notes payable	-	28,912	38,116
Accrued and other liabilities	-	5,879	13,827
Permanent noncontrolling equity interests in subsidiaries	-	7,263	9,740
Accumulated other comprehensive income (loss)	26,591	(69,504)	89,180

Real estate disposed of in exchange for other asset	2,941	-	-
Other asset received in exchange for disposal of real estate	(2,941)	-	-

Revaluation of redeemable noncontrolling interests:
Accumulated deficit	(1,392)	(6,469)	-
Redeemable noncontrolling interests	1,392	6,469	-

Deconsolidation of real estate entities (2008: Shurgard Europe, Note 3)
Real estate facilities, net of accumulated depreciation	-	1,693,524	41,409
Construction in process	-	10,886	-
Investment in real estate entities	-	(588,801)	(23,079)
Loan receivable from Shurgard Europe	-	(618,822)	-
Intangible assets, net	-	78,135	1,816
Other assets	-	68,486	344
Notes payable	-	(424,995)	(19,329)
Accrued and other liabilities	-	(104,100)	(544)
Permanent noncontrolling equity interests in subsidiaries	-	(148,901)	(682)

Real estate acquired in exchange for assumption of note payable and extinguishment of investment	-	(12,388)	-
Note payable assumed in connection with the acquisition of real estate	-	10,250	-
Investment extinguished in exchange for real estate	-	2,138	-

Investment in real estate entities disposed in exchange for other asset	-	5,300	-
Other asset received in connection with disposal of real estate investment	-	(5,300)	-

Consolidation of entities in connection with the acquisition of an interest in the Unconsolidated Entities:
Real estate facilities	-	-	(14,604)
Intangible assets	-	-	(1,048)
Notes payable	-	-	6,681

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2009
(Amounts in thousands)

1.	Description of the Business

Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland real estate investment trust, was organized in 1980.  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  Our self-storage facilities are located primarily in the United States (“U.S.”).  We also have interests in self-storage facilities located in seven Western European countries.

At December 31, 2009, we had direct and indirect equity interests in 2,010 self-storage facilities located in 38 states operating under the “Public Storage” name, and 188 self-storage facilities located in Europe which operate under the “Shurgard Storage Centers” name.  We also have direct and indirect equity interests in approximately 21 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review and audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and our consolidated subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts previously reported in our December 31, 2008 and 2007 financial statements have been reclassified to conform to the December 31, 2009 presentation, including discontinued operations, the grouping of the separate captions “cumulative earnings” and “cumulative distributions” into “accumulated deficit” on our consolidated balance sheet, as well as reclassifications required by newly implemented accounting standards described below.

Adjustments due to accounting pronouncements becoming effective January 1, 2009

On January 1, 2009, accounting standards promulgated by the Financial Accounting Standards Board (“FASB”) became effective which affected the classification of ownership interests other than those in the Company, such as limited partnership interests in entities that are consolidated in the financial statements of the Company.  In accordance with these standards, we have reclassified the equity interests previously referred to as minority interests on our balance sheet at December 31, 2008 to “equity of permanent noncontrolling interests in subsidiaries” or “redeemable noncontrolling interests in subsidiaries.”  These reclassifications increased equity by $351,640,000, increased accumulated deficit by $6,469,000, increased redeemable noncontrolling interests in subsidiaries by $12,777,000, and decreased minority interest by $364,417,000, as compared to the amounts previously presented as of December 31, 2008.  On our consolidated statement of income, income allocations to the aforementioned equity interests were reclassified from “minority interest in income”, a reduction to income, to “net income allocated to noncontrolling interests in subsidiaries,” an allocation of net income in calculating net income allocable to our common shareholders.  These adjustments increased net income $38,696,000 and $29,543,000 for the years ended December 31, 2008 and 2007, respectively, but had no impact upon net income allocable to our common shareholders or on earnings per common share, as compared to amounts previously presented.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In addition, FASB accounting standards became effective January 1, 2009 which required the “two class” method of allocating income with respect to our restricted share units to determine basic and diluted earnings per common share.  Previously, all restricted share units were included in weighted average diluted shares, using the treasury stock method.  This change resulted in a decrease in income allocable to our common shareholders of approximately $2,304,000 and $376,000, a decrease in diluted weighted average common shares outstanding of 208,000 and 297,000 and a decrease of $0.02 and $0.01 in basic and diluted earnings per common share, respectively, for the year ended December 31, 2008 as compared to amounts previously presented for the year ended December 31, 2008.  These changes had no impact on the basic and diluted earnings per common share amounts previously presented for the year ended December 31, 2007.

Consolidation Policy

Pursuant to Codification Section 810-10-15-14, any entity where a) the equity is insufficient to finance its activities without additional subordinated financial support provided by any parties, or b) the equity holders as a group lack specific characteristics, as defined in the Codification, of a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  VIEs in which we are the primary beneficiary are consolidated.  Entities that are not VIEs that we control are consolidated.

When we are the general partner, we are presumed to control the partnership unless the limited partners possess either a) the substantive ability to dissolve the partnership or otherwise remove us as general partner without cause (commonly referred to as “kick-out rights”), or b) the right to participate in substantive operating and financial decisions of the limited partnership that are expected to be made in the course of the partnership’s business.

The accounts of the entities we control, along with the accounts of the VIEs for which we are the primary beneficiary, are included in our consolidated financial statements, and all intercompany balances and transactions are eliminated.  We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting.  Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated.  The entities that we consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Subsidiaries.”  The entities that we have an interest in but do not consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Unconsolidated Entities.”

Collectively, at December 31, 2009, the Company and the Subsidiaries own a total of 1,999 real estate facilities included in continuing operations, consisting of 1,990 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.  One facility owned by the Company is subject to condemnation proceedings and its operating results are classified as discontinued operations for all periods presented.

At December 31, 2009, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At December 31, 2009, PSB owns approximately 19.6 million rentable square feet of commercial space, Shurgard Europe has interests in 187 self-storage facilities in Europe with 10.1 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2009, 2008 and 2007 and, accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of December 31, 2009.

Real Estate Facilities

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

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, losses and loss adjustment liabilities for our own exposures, and estimated losses related to our tenant insurance activities.  Contingent losses are accrued when they are determined to be probable, and to the extent that they are estimable.  When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under “Legal Matters” in Note 13 “Commitments and Contingencies”.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Financial Instruments

We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.  Any such cash and cash equivalents which are restricted from general corporate use (restricted cash) due to insurance or other regulations, or based upon contractual requirements, are included in other assets.

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, restricted cash which are included in other assets on our accompanying consolidated balance sheets, accounts receivable and the loan receivable from Shurgard Europe.  Cash and cash equivalents and restricted cash, consisting of short-term investments, including commercial paper, are only invested in instruments with an investment grade rating.  See “Loan Receivable from Shurgard Europe” below for information regarding our fair value measurement of this instrument.

At December 31, 2009, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $525,883,000 at December 31, 2009, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of December 31, 2009 and 2008 in our accompanying consolidated balance sheets.

Intangible Assets

We acquire finite-lived intangible assets representing primarily the estimated value of the tenants in place (a “Tenant Intangible”) at the date of the acquisition of each respective acquired facility.  Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period.

At December 31, 2009, our Tenant Intangibles have a net book value of $19,446,000 ($33,181,000 at December 31, 2008).  Accumulated amortization with respect to properties where the related Tenant Intangibles had not yet become fully amortized totaled $14,688,000 at December 31, 2009 ($142,976,000 at December 31, 2008 with respect to properties where the related Tenant Intangibles had not yet become fully amortized).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Amortization expense of $5,530,000, $51,158,000 and $247,844,000 was recorded for our Tenant Intangibles for the years ended December 31, 2009, 2008 and 2007, respectively.  Also during the year ended December 31, 2009, we recorded an impairment charge of $8,205,000, reflected under “discontinued operations” on our consolidated statement of income, in connection with an eminent domain proceeding at one of our facilities.

We also have an intangible asset representing the value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at December 31, 2009 and 2008.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations.

Evaluation of Asset Impairment

We evaluate our real estate and intangibles for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is booked for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  No impairment was identified from our evaluations in any periods presented in the accompanying consolidated financial statements, other than the impairment totaling $8,205,000 described above with respect to Tenant Intangibles which impairment was recorded in 2009.

We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2009.

Revenue and Expense Recognition

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

We accrue for property tax expense based upon actual amounts billed for the related time periods and, in some circumstances due to taxing authority assessment and billing timing and disputes of assessed amounts, estimates and historical trends.  If these estimates are incorrect, the timing and amount of expense recognition could be affected.  Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.  Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations for which we have an interest.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.433 U.S. Dollars per Euro at December 31, 2009 (1.409 at December 31, 2008), and average exchange rates of 1.393, 1.470 and 1.370 for the years ended December 31, 2009, 2008 and 2007, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

Fair Value Accounting

In 2006, the FASB clarified in accounting pronouncements that “fair value” as the term is used in GAAP is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, and established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  The Company adopted the provisions of these revised accounting pronouncements on January 1, 2008 with respect to financial assets and liabilities and on January 1, 2009 with respect to non-financial assets and liabilities.  The adoption of these provisions had no effect on our financial position, operating results or cash flows.  See “Loan Receivable from Shurgard Europe” below and “Financial Instruments” above, as well as “Redeemable Noncontrolling Interests in Subsidiaries” and “Other Permanent Noncontrolling Interests in Subsidiaries” in Note 7 for information regarding our fair value measurements.

Loan Receivable from Shurgard Europe

As of December 31, 2009, we had a €391.9 million loan receivable from Shurgard Europe totaling $561,703,000 ($552,361,000 at December 31, 2008).  The loan, as amended, bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Prior to being amended on October 31, 2009, the loan bore interest at a fixed rate of 7.5% per annum and matured on March 31, 2010.  All other material terms and conditions remained the same.

As of December 31, 2009, we have a commitment to provide additional loans, up to €185 million ($265.2 million at December 31, 2009), to Shurgard Europe to assist in financing an acquisition of its joint venture partners’ interest in affiliated two joint ventures.  Shurgard Europe has no obligation to acquire these interests, and the acquisition of these interests is contingent on a number of items, including whether we assent to the acquisition.  Our commitment expires on March 31, 2010 and any borrowings under this commitment will have the same terms and conditions as the existing outstanding loan, as amended.

The loan is denominated in Euros and is converted to U.S. Dollars for financial statement purposes.  During each applicable period, because we have expected repayment of the loan within two years of each respective balance sheet date, we have recognized foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

For the years ended December 31, 2009 and 2008, we recorded interest income of approximately $24,013,000 and $17,859,000, respectively, related to the loan.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.

Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk is minimal.  In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor, and that the carrying value of the loan approximates fair value. The characteristics of the loan and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in FASB Codification Section 820-10-35-52.

Other Comprehensive Income

Other comprehensive income consists of foreign currency translation adjustments that are not already recognized in our net income.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

	For the Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)
Net income	$790,456	$973,872	$487,078
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period	26,591	(69,504)	89,180
Less: foreign currency translation adjustments recognized during the period and reflected in “Gain (loss) on disposition of real estate investments”	-	(37,854)	-
Less: foreign currency translation adjustments reflected in net income as “Foreign currency (gain) loss”	(9,662)	25,362	(58,444)
Other comprehensive income (loss) income for the period	16,929	(81,996)	30,736
Total comprehensive income	$807,385	$891,876	$517,814

Discontinued Operations

Discontinued operations reflect those operations that have or will soon be eliminated from the ongoing operations of the Company pursuant to a plan.  We segregate all of our discontinued operations that can be distinguished from the rest of the Company and reclassify all historical revenues and expenses of discontinued operations, for all periods, into “discontinued operations”.

During 2009, we discontinued our truck rental and our containerized storage operations.  We also disposed of real estate facilities in 2009 and in 2007.  In addition to the historical revenues and expenses of these operations,  discontinued operations includes $3,500,000 in truck disposal expenses for the truck operations in 2009, gains on the sale of real estate facilities totaling $6,018,000 and $4,336,000, respectively, in 2009 and 2007, as well as an $8,205,000 impairment charge on intangible assets incurred at a discontinued facility in 2009.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Net Income per Common Share

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

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net loss from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our consolidated statements of income:

	For the Year Ended December 31,
	2009	2008	2007
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$585,966	$705,803	$198,978

Eliminate: Discontinued operations allocable to common shareholders	8,869	6,418	2,346
Net income from continuing operations allocable to common shareholders	$594,835	$712,221	$201,324

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	168,358	168,250	169,342
Net effect of dilutive stock options - based on treasury stock method using average market price	410	425	508
Diluted weighted average common shares outstanding	168,768	168,675	169,850

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3.	Disposition of an Interest in Shurgard Europe

On March 31, 2008, an institutional investor acquired a 51% interest in Shurgard European Holdings LLC (“Shurgard Holdings”), a newly formed Delaware limited liability company and the holding company for Shurgard Europe.  We own the remaining 49% interest and are the managing member of Shurgard Holdings.

Our net proceeds from the transaction aggregated $609,059,000, comprised of $613,201,000 paid by the institutional investor less $4,142,000 in legal, accounting, and other expenses incurred in connection with the transaction.  As a result of the disposition, we reduced our investment in Shurgard Europe by approximately $302,228,000 for the pro rata portion of our March 31, 2008 investment that was sold, and a total of  $344,685,000 was reflected on our consolidated statement of income as “gains on disposition of real estate investments, net,” representing  i) the difference between the net proceeds received of $609,059,000 and the pro rata portion of our investment sold of $302,228,000, and ii) the realization of $37,854,000 in foreign exchange gains, representing 51% (the pro rata portion of Shurgard Europe that was sold) in cumulative foreign exchange gains for Shurgard Europe previously recognized in Other Comprehensive Income.

The results of operations of Shurgard Europe have been included in our consolidated statements of income for the year ended December 31, 2007 and the three months ended March 31, 2008.  Commencing on April 1, 2008, our pro rata share of operations of Shurgard Europe is reflected on our consolidated statement of income under equity in earnings of real estate entities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

4.	Real Estate Facilities

Activity in real estate facilities during 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,207,022	$11,658,807	$11,261,865
Capital improvements	62,352	76,311	69,102
Acquisition of real estate facilities	-	52,932	71,258
Newly developed facilities opened for operations	30,978	93,416	156,751
Consolidation of real estate entities	-	-	14,604
Deconsolidation of real estate entities	-	-	(42,473)
Disposition of an interest in Shurgard Europe (Note 3)	-	(1,766,122)	-
Disposition of real estate facilities	(9,419)	(1,522)	(4,202)
Impact of foreign exchange rate changes	2,022	93,200	131,902
Ending balance	10,292,955	10,207,022	11,658,807
Accumulated depreciation:
Beginning balance	(2,405,473)	(2,128,225)	(1,754,362)
Depreciation expense	(332,431)	(347,895)	(371,665)
Disposition of an interest in Shurgard Europe (Note 3)	-	72,598	-
Deconsolidation of real estate entities	-	-	1,064
Disposition of real estate facilities	4,033	328	1,184
Impact of foreign exchange rate changes	(578)	(2,279)	(4,446)
Ending balance	(2,734,449)	(2,405,473)	(2,128,225)
Construction in process:
Beginning balance	20,340	51,972	83,900
Current development	14,165	74,611	122,320
Newly developed facilities opened for operation	(30,978)	(93,416)	(156,751)
Disposition of an interest in Shurgard Europe (Note 3)	-	(10,886)	-
Write off of development costs	-	(2,898)	(2,120)
Impact of foreign exchange rate changes	-	957	4,623
Ending balance	3,527	20,340	51,972
Total real estate facilities at December 31,	$7,562,033	$7,821,889	$9,582,554

During 2009, we completed one newly developed facility and various expansion projects to existing facilities at an aggregate cost of $30,978,000.  During 2009, we sold an existing real estate facility as well as disposed of a portion of certain real estate facilities primarily in connection with condemnation proceedings, for aggregate cash proceeds totaling $11,596,000 and an other asset valued at $2,941,000.  We recorded an aggregate gain of approximately $9,151,000, of which $6,018,000 is included in discontinued operations and $3,133,000 is included in “gains on disposition of real estate investments, net.”

During 2008, we completed two newly developed facilities at a total cost of $13,431,000, as well as various expansion projects at a total cost of $46,522,000.  During the first quarter of 2008, prior to its deconsolidation, Shurgard Europe opened real estate facilities at a total cost of $33,463,000.  During 2008, we acquired four self-storage facilities in the U.S. from third parties, and three facilities previously owned by the unconsolidated entities, for an aggregate cost of $55,957,000, consisting of $43,569,000 in cash, $2,138,000 in existing investments, and assumed mortgage debt totaling $10,250,000.  The aggregate cost was allocated $52,932,000 to real estate facilities and $3,025,000 to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.  During 2008, we received net proceeds from partial facility disposals as a result of condemnation proceedings, totaling $2,227,000, and recorded a gain on disposition of $1,283,000.  In addition, $250,000, representing the book value of assets destroyed, was included in the income statement line-item “casualty loss” during 2008.

During 2007, we completed three development and various expansion projects in the U.S. at a total cost of $66,676,000.  Also in 2007, we completed nine development projects in Europe at a total cost of $90,075,000.  During 2007, we acquired seven self-storage facilities in the U.S. from third parties for an aggregate cost of $72,787,000, in cash; $71,258,000 was allocated to real estate facilities and $1,529,000 was allocated to intangibles, based upon the estimated relative fair values of the land, buildings and intangibles.  During 2007, we received net proceeds from partial and complete facility disposals as a result of condemnation proceedings, totaling $8,708,000, and recorded a gain on disposition of $5,690,000, of which $4,336,000 in such gains were included in discontinued operations.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

At December 31, 2009, the adjusted basis of real estate facilities for federal tax purposes was approximately $7.3 billion (unaudited).

5.	Investments in Real Estate Entities

The following table sets forth our investments in the real estate entities at December 31, 2009 and 2008, and our equity in earnings of real estate entities for each of the three years ended December 31, 2009 (amounts in thousands):

	Investments in Real Estate Entities at December 31,		Equity in Earnings of Real Estate Entities for the Year Ended December 31,
	2009	2008	2009	2008	2007
PSB	$326,145	$265,650	$35,108	$14,325	$10,502
Shurgard Europe	272,345	264,145	16,269	4,134	-
Other Investments	13,826	14,803	1,867	1,932	2,236
Total	$612,316	$544,598	$53,244	$20,391	$12,738

Included in equity in earnings of real estate entities for the year ended December 31, 2009 is $16,284,000, representing our share of the earnings allocated from PSB’s preferred shareholders, as a result of PSB’s repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.  During 2008, we disposed of one of the Other Investments in exchange for another asset valued at $5,300,000, and recorded a loss of disposition of real estate investments for a total of $9,423,000.

During the years ended December 31, 2009, 2008 and 2007, we received cash distributions from our investments in real estate entities totaling $49,408,000, $43,455,000 and $23,606,000, respectively.

During 2009, in addition to the impact of earnings recognized and cash distributions received, our investments in real estate entities increased by $63,882,000 due to (i) $15,764,000 in foreign currency translation adjustments, (ii) $17,825,000 representing our acquisition of an additional 383,333 shares of PSB common stock, and (iii) $30,293,000 presented in “gains on disposition of real estate investments, net” in connection with PSB’s sale of common stock in a public offering described below in “Investment in PSB.”

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of December 31, 2009 (46% as of December 31, 2008), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership (5,418,273 shares of PSB’s common stock and 7,305,355 limited partnership units at December 31, 2008).  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2009 ($50.05 per share of PSB common stock), the shares and units had a market value of approximately $656.0 million as compared to a book value of $326.1 million.  We account for our investment in PSB using the equity method.

During the year ended December 31, 2009, PSB sold 3,450,000 shares of its common stock in a public offering for net proceeds of $153.6 million.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, we recognized a gain totaling $30,293,000 on the share issuance by PSB, as if we had sold a proportionate share of our investment in PSB.

Concurrent with the public offering, we purchased an additional 383,333 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $17,825,000.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

	2009	2008	2007
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$271,655	$281,843	$269,298
Costs of operations and general and administrative expense	(92,114)	(95,281)	(91,162)
Depreciation and amortization	(84,504)	(99,317)	(97,998)
Other items	(698)	(1,898)	1,537
Net income	$94,339	$85,347	$81,675

As of December 31,
Total assets (primarily real estate)	$1,564,822	$1,469,323
Debt	52,887	59,308
Other liabilities	46,298	46,428
Preferred stock and units	699,464	801,000
Common equity	766,173	562,587

Investment in Shurgard Europe

At December 31, 2009, we had a 49% equity investment in Shurgard Europe.  As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3) and subsequently account for our investment in Shurgard Europe using the equity method.

For the years ended December 31, 2009 and 2008, we recorded an aggregate of $16,269,000 and $4,134,000, respectively, in equity in earnings of Shurgard Europe.  During the years ended December 31, 2009 and 2008, our investment in Shurgard Europe increased by approximately $15,764,000 and decreased by $63,495,000, respectively, due to the impact of changes in foreign currency exchange rates.

The following table sets forth selected financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances, rather than our pro rata share, and are based upon our historical acquired book basis.

Amounts for all periods are presented, notwithstanding that Shurgard Europe was deconsolidated effective March 31, 2008.  Accordingly, only the amounts (net of intercompany eliminations) prior to April 1, 2008 are included in our consolidated financial statements.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

	2009	2008	2007
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$225,777	$238,842	$209,997
Interest and other income (expense)	515	1,192	704
Self-storage and ancillary cost of operations	(100,135)	(102,658)	(96,875)
Trademark license fee payable to Public Storage	(1,606)	(1,894)	-
Depreciation and amortization	(59,926)	(93,915)	(123,546)
General and administrative	(9,966)	(16,098)	(20,291)
Interest expense on third party debt	(15,557)	(23,937)	(22,242)
Interest expense on loan payable to Public Storage	(47,084)	(45,528)	(38,733)
Income (expenses) from foreign currency exchange	736	(4,214)	286
Discontinued operations	8	(131)	(1,081)
Net loss (a)	$(7,238)	$(48,341)	$(91,781)

As of December 31,
Total assets (primarily self-storage facilities)	$1,629,457	$1,615,370
Total debt to third parties	328,510	362,352
Total debt to Public Storage	561,703	552,361
Other liabilities	75,074	82,247
Equity	664,170	618,410

(a)
During the years ended December 31, 2009, 2008 and 2007, approximately $8,250,000 in net income and $10,217,000 and $9,387,000 in net loss, respectively, was allocated to permanent noncontrolling equity interests in subsidiaries, of which $9,931,000, $12,752,000 and $11,513,000, respectively, represented depreciation and amortization expense.

Our equity in earnings from our investment in Shurgard Europe for the years ended December 31, 2009 and 2008, totaling $16,269,000 and $4,134,000, respectively, are comprised of (i) losses of $7,589,000 and $13,640,000, respectively, representing our 49% pro-rata share of Shurgard Europe’s net loss for the respective periods and (ii) income of $23,858,000 and $17,774,000, respectively, representing our 49% pro-rata share of the interest income and trademark license fees received from Shurgard Europe for the respective periods (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

Other Investments

At December 31, 2009, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities that we have an interest in at December 31, 2009:

	2009	2008	2007
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$16,641	$17,154	$16,421
Cost of operations and other expenses	(6,075)	(6,159)	(6,173)
Depreciation and amortization	(2,103)	(2,023)	(1,890)
Net income	$8,463	$8,972	$8,358

As of December 31,
Total assets (primarily self-storage facilities)	$37,386	$40,168
Total accrued and other liabilities	876	888
Total Partners’ equity	36,510	39,280

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

6.	Line of Credit and Notes Payable

At December 31, 2009, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2009).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2009).  We had no outstanding borrowings on our Credit Agreement at December 31, 2009 or at February 26, 2010.  At December 31, 2009, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $18,270,000 ($17,736,000 at December 31, 2008).

The carrying amounts of our notes payable at December 31, 2009 and 2008 consist of the following (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
	Carrying amount	Fair Value	Carrying amount	Fair Value
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$183,204	$200,000	$197,995
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes $1,889 of unamortized premium at December 31, 2009 and $7,433 at December 31, 2008)	105,206	104,545	207,433	208,903

Secured Notes Payable:

5.5% average effective rate fixed rate mortgage notes payable, secured by 89 real estate facilities with a net book value of approximately $562 million at December 31, 2009 and stated note rates between 4.95% and 8.00%, maturing at varying dates between January 2010 and September 2028 (carrying amount includes $3,983 of unamortized premium at December 31, 2009 and $5,634 at December 31, 2008)	227,223	238,134	236,378	243,638

Total notes payable	$518,889	$525,883	$643,811	$650,536

Substantially all of our debt was acquired in connection with a property or other acquisition, and in such cases an initial premium or discount is established for any difference between the stated note balance and estimated fair value.  This initial premium or discount is amortized over the remaining term of the notes using the effective interest method.  Estimated fair values are based upon discounting the future cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics and term to maturity.  These inputs for fair value represent significant unobservable inputs, which are “Level 3” inputs as the term is defined in the Codification.

On February 12, 2009, we acquired $110,223,000 face amount ($113,736,000 book value) of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash (including costs associated with the tender of $414,000) plus accrued interest.  In connection with this transaction, we recognized a gain of $4,114,000 for the year ended December 31, 2009, representing the difference between the book value of $113,736,000 and the retirement amount paid plus tender offer costs.

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at December 31, 2009.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

At December 31, 2009, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2010	$1,673	$11,037	$12,710
2011	103,533	27,819	131,352
2012	-	55,575	55,575
2013	186,460	64,961	251,421
2014	-	25,400	25,400
Thereafter	-	42,431	42,431
	$291,666	$227,223	$518,889
Weighted average effective rate	5.8%	5.5%	5.7%

We incurred interest expense (including interest capitalized as real estate totaling $718,000, $1,998,000 and $4,746,000, respectively for the years ended December 31, 2009, 2008 and 2007) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $30,634,000, $45,942,000 and $68,417,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  These amounts were comprised of $34,316,000, $50,977,000 and $73,278,000 in cash paid for the years ended December 31, 2009, 2008 and 2007, respectively, less $3,682,000, $5,035,000 and $4,861,000 in amortization of premium, respectively.

7.	Noncontrolling Interests in Subsidiaries

In consolidation, we classify ownership interests in the net assets of each of the Subsidiaries, other than our own, as “noncontrolling interests in subsidiaries.”  Interests that have the ability to require us, except in an entity liquidation, to redeem the underlying securities for cash, assets, or other securities that would not also be classified as equity are presented on our balance sheet outside of equity.  At the end of each reporting period, if the book value is less than the estimated amount to be paid upon a redemption occurring on the related balance sheet date, these interests are increased to adjust to their estimated liquidation value (which approximates fair value), with the offset against retained earnings.  All other noncontrolling interests in subsidiaries are presented as a component of equity, “permanent noncontrolling interests in subsidiaries.”

Redeemable Noncontrolling Interests in Subsidiaries

At December 31, 2009, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities.  During the years ended December 31, 2009 and 2008, these interests were increased by $1,392,000 and $6,469,000, respectively, to adjust to their estimated liquidation value (which approximates fair value).  We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

During the years ended December 31, 2009, 2008 and 2007, we allocated a total of $993,000, $1,083,000 and $800,000, respectively, of income to these interests.  During the years ended December 31, 2009, 2008 and 2007, we paid distributions to these interests totaling $1,290,000, $1,335,000 and $1,092,000, respectively.

During 2009, we acquired for $750,000, a portion of our partner’s interest in certain of our other redeemable noncontrolling interests in subsidiaries, in connection with the exercise of our partner’s redemption option.  The $750,000 represents the fair value of the redemption amount.

Permanent Noncontrolling Interests in Subsidiaries

At December 31, 2009, the Permanent Noncontrolling Interests in Subsidiaries represent (i) equity interests in 28 entities that own an aggregate of 94 self-storage facilities (the “Other Permanent Noncontrolling Interests in Subsidiaries”) and (ii) preferred partnership units (the “Preferred Partnership Interests”).  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash or other assets, or other securities that would not also be classified as equity.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Other Permanent Noncontrolling Interests in Subsidiaries

The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $32,974,000 at December 31, 2009 ($33,109,000 at December 31, 2008).  During the years ended December 31, 2009, 2008 and 2007, we allocated a total of $17,387,000, $16,001,000 and $7,131,000, respectively, in income to these interests.

During the years ended December 31, 2009, 2008 and 2007, we paid distributions to these interests totaling $17,522,000, $16,381,000 and $18,955,000, respectively.

In 2007, we sold an approximately 0.6% common equity interest in Shurgard Europe to various officers of the Company (the “PS Officers”), other than our chief executive officer.  Gross proceeds were $4,909,000 and we recorded a gain on disposition of $1,194,000.  For periods commencing from the sale of the interest through March 31, 2008, the PS Officers’ were allocated their pro rata share of the earnings of Shurgard Europe, and this was included on our consolidated statements of income as “Net income allocated (to) from noncontrolling equity interests.”  As described in Note 3, on March 31, 2008, we deconsolidated Shurgard Europe and, as a result, noncontrolling interests in subsidiaries with respect to the PS Officers’ investment was eliminated.  See Note 5 under “Investment in Shurgard Europe” for further historical information regarding Shurgard Europe.

Preferred Partnership Interests

At December 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011).  Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.

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

In March 2009, we acquired all of the 6.40% Series NN preferred partnership units from a third party ($200.0 million carrying amount) for approximately $128.0 million.  This transaction resulted in an increase in paid-in capital of approximately $72.0 million for the year ended December 31, 2009, and an allocation of $72.0 million in income from these interests in determining net income allocable to Public Storage shareholders based, upon the excess of the carrying amount over the amount paid.

Also in March 2009, we acquired all of the 6.25% Series Z preferred partnership units from a third party ($25.0 million carrying amount) for $25.0 million.  This resulted in no increase in income allocated to the common shareholders as they were acquired at par.

During the years ended December 31, 2009, 2008 and 2007, we allocated a total of $9,455,000, $21,612,000 and $21,612,000, respectively, in income to these interests based upon distributions paid.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

8.	Shareholders’ Equity

Cumulative Preferred Shares

At December 31, 2009 and 2008, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

			At December 31, 2009		At December 31, 2008
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series V	9/30/07	7.500%	6,200	$155,000	6,900	$172,500
Series W	10/6/08	6.500%	5,300	132,500	5,300	132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	750,900	18,772	750,900	18,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series B	6/30/09	7.125%	4,350	108,750	4,350	108,750
Series C	9/13/09	6.600%	4,425	110,625	4,600	115,000
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	10,000	250,000
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Total Cumulative Preferred Shares			886,140	$3,399,777	887,122	$3,424,327

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At December 31, 2009, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the Cumulative Preferred Shares are not redeemable prior the dates indicated on the table above.  On or after the respective dates, each of the series of Cumulative Preferred Shares will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share as the case may be), plus accrued and unpaid dividends.  Holders of the Cumulative Preferred Shares do not have the right to require the Company to redeem such shares.

Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V – 700,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13,230,000, Series C – 175,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2,695,000 and Series F – 107,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1,610,000.  The carrying value of the shares repurchased totaled $23.8 million ($24.6 million liquidation preference less $0.8 million of original issuance costs), and exceeded the aggregate repurchase cost of $17.5 million by approximately $6.2 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $6.2 million for the year ended December 31, 2009.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

During November and December 2008, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series Y – 849,100 Preferred Shares at a total cost of $14,091,000, Series K – 1,409,756 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $23,786,000, Series L – 933,400 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $14,626,000 and Series M – 934,647 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $14,375,000.  The carrying value of the shares repurchased totaled $100.8 million ($103.2 million liquidation preference less $2.4 million of original issuance costs) exceeded the aggregate repurchase cost of $66.9 million by approximately $33.9 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $33.9 million for the year ended December 31, 2008.

During 2007, we issued two series of Cumulative Preferred Shares:  Series M – issued January 9, 2007, net proceeds totaling $484,767,000 and Series N – issued July 2, 2007, net proceeds totaling $167,125,000.

In December 2006, we called for redemption our Series T and Series U Cumulative Preferred Shares, at par.  The aggregated redemption value of $302,150,000 of these two series was repaid in January 2007.

Equity Shares, Series A

At December 31, 2009 and 2008, we had 8,377,193 depositary shares outstanding, each representing 1/1,000 of an Equity Share, Series A.  The Equity Shares, Series A rank on parity with our common shares and junior to the Cumulative Preferred Shares with respect to general preference rights and have a liquidation amount which cannot exceed $24.50 per share.  Distributions with respect to each depositary share shall be the lesser of:  (i) five times the per share dividend on our common shares or (ii) $2.45 per annum.  We have no obligation to pay distributions on the depositary shares if no distributions are paid to common shareholders.  During the years ended December 31, 2009, 2008 and 2007, we paid quarterly distributions to the holders of the Equity Shares, Series A of $0.6125 per share for each of the quarters ended March 31, June 30, September 30 and December 31.

Except in order to preserve the Company’s Federal income tax status as a REIT, we may not redeem the depositary shares representing the Equity Shares, Series A before March 31, 2010.  On or after March 31, 2010, we may, at our option, redeem the depositary shares at $24.50 per depositary share.  If the Company fails to preserve its Federal income tax status as a REIT, each of the depositary shares will be convertible at the option of the shareholder into .956 common shares.  The depositary shares are otherwise not convertible into common shares.  Holders of depositary shares vote as a single class with holders of our common shares on shareholder matters, but the depositary shares have the equivalent of one-tenth of a vote per depositary share.

See Note 15 “Subsequent Events” for further discussion regarding the Equity Shares, Series A.

Common Shares

During 2009, 2008 and 2007, activity with respect to the issuance or repurchase of our common shares was as follows:

	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollar amounts in thousands)
Employee stock-based compensation (Note 10)	125,807	$2,192	377,453	$10,890	278,008	$8,457
Repurchases of common shares	-	-	(1,520,196)	(111,903)	-	-
	125,807	$2,192	(1,142,743)	$(101,013)	278,008	$8,457

Our Board of Trustees previously authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the year ended December 31, 2009, we did not repurchase any of our common shares.  Through December 31, 2009, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

At December 31, 2009 and 2008, we had 4,244,022 and 3,027,544 of common shares reserved in connection with our share-based incentive plans, respectively, (see Note 10) and 231,978 shares reserved for the conversion of Convertible Partnership Units, respectively.

Equity Shares, Series AAA

In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA (“Equity Shares AAA”) to a newly formed joint venture.  The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share.  Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564.  We have no obligation to pay distributions if no distributions are paid to common shareholders.  During the years ended December 31, 2009, 2008 and 2007, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31, June 30, September 30 and December 31.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by a Subsidiary.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $371.7 million ($2.20 per share), $472.8 million ($2.80 per share) and $340.0 million ($2.00 per share), for the years ended December 31, 2009, 2008 and 2007, respectively.  Equity Shares, Series A dividends totaled $20.5 million ($2.45 per share), $21.2 million ($2.45 per share) and $21.4 million ($2.45 per share), for the years ended December 31, 2009, 2008 and 2007, respectively.  Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,399,777,000 at December 31, 2009 ($3,424,327,000 at December 31, 2008) and dividends aggregating $232.4 million, $239.7 million and $236.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

For the tax year ended December 31, 2009, distributions for the common shares, Equity Shares, Series A, and all the various series of preferred shares were classified as follows:

	2009 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	98.57%	100.00%
Long-Term Capital Gain	0.00%	0.00%	1.43%	0.00%

Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2009 do not constitute qualified dividend income.

9.	Related Party Transactions

Mr. Hughes, Public Storage’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 52 self-storage facilities in Canada using the “Public Storage” brand name (“PS Canada”) pursuant to a royalty-free trademark license agreement with Public Storage.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 17.3% of our common shares outstanding at December 31, 2009.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 52 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the years ended December 31, 2009, 2008 and 2007, we received $642,000, $768,000 and $906,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

From time to time, the Company and the Hughes Family have acquired limited partnership units from limited partners of the Company’s consolidated partnerships.  In connection with the acquisition in 1998 and 1999 of a total of 638 limited partnership units by Tamara Hughes Gustavson and H-G Family Corp., a company owned by Hughes Family members, the Company was granted an option to acquire the limited partnership units acquired at cost, plus expenses.  During the fourth quarter of 2008, the Company exercised its option to acquire the units for a total purchase price of approximately $239,000.  The transaction was approved by the independent members of the Board of Trustees after considering that the value of the units had appreciated significantly since 1998 and 1999 and that the exercise price for the Company was substantially below the prices paid to acquire similar limited partner units in third party transactions.  The acquisition was effective January 1, 2009.

10.	Share-Based Compensation

Stock Options

We have various stock option plans (collectively referred to as the “PS Plans”).  Under the PS Plans, the Company has granted non-qualified options to certain trustees, officers and key employees to purchase the Company’s common shares at a price equal to the fair market value of the common shares at the date of grant.  Options granted after December 31, 2002 vest generally over a five-year period and expire between eight years and ten years after the date they became exercisable.  The PS Plans also provide for the grant of restricted shares (see below) to officers, key employees and service providers on terms determined by an authorized committee of our Board.

We recognize compensation expense for stock options based upon their estimated fair value on the date of grant amortized over the applicable vesting period (the “Fair Value Method”), net of estimates for future forfeitures.  We estimate the fair value of our stock options based upon the Black-Scholes option valuation model.

Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

The stock options outstanding at December 31, 2009 have an aggregate intrinsic value of approximately $62,893,000, and remaining average contractual lives of approximately eight years. The aggregate intrinsic value of exercisable stock options at December 31, 2009 amounted to approximately $23,832,000.  Intrinsic value includes only those stock options whose exercise price is less than the market value.

Additional information with respect to stock options during 2009, 2008 and 2007 is as follows:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

	2009		2008		2007
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Options outstanding January 1	2,397,332	$73.42	1,689,474	$60.72	1,602,934	$52.08
Granted	1,495,000	50.86	1,025,000	83.71	323,333	91.64
Exercised	(53,164)	40.98	(292,309)	36.97	(200,793)	40.58
Cancelled	(143,500)	68.28	(24,833)	62.21	(36,000)	53.67
Options outstanding December 31	3,695,668	$64.96	2,397,332	$73.42	1,689,474	$60.72

Options exercisable at December 31	1,217,110	$64.03	889,905	$55.49	911,709	$45.60

	2009	2008	2007
Aggregate options outstanding at period end:
With exercise price less than $45	247,088	270,925	491,320
With exercise price from $45 to $65	1,758,912	388,319	447,916
With exercise price higher than $65	1,689,668	1,738,088	750,238
Range of exercise prices	$23.06 to $97.47	$22.94 to $97.47	$22.94 to $97.47

Stock option expense for the year (in 000’s)	$3,432	$3,038	$1,347

Aggregate exercise date intrinsic value of options exercised during the year (in 000’s)	$1,851	$14,183	$11,326

Assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.9%	2.8%	4.6%
Expected volatility, based upon historical volatility	15.6%	22.5%	22.8%
Expected dividend yield	6.7%	7.0%	7.0%
Average estimated value of options granted during the year	$2.05	$7.21	$9.46

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Cash compensation paid to employees in lieu of the issuance of common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

The fair value of restricted share units outstanding at December 31, 2009 was approximately $44,663,000 and had a grant-date aggregate fair market value of approximately $44,312,000.  This $44,312,000, net of expected forfeitures, is expected to be recognized as compensation expense over the next eight years (three years on average).  The following table sets forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2009		2008		2007
	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value
Restricted share units outstanding January 1	630,212	$53,132	608,768	$48,578	616,470	$43,421
Granted	112,550	7,428	234,975	19,070	187,925	18,860
Vested	(115,723)	(8,783)	(129,399)	(8,576)	(112,684)	(6,871)
Forfeited	(78,685)	(7,465)	(84,132)	(5,940)	(82,943)	(6,832)
Restricted share units outstanding December 31	548,354	$44,312	630,212	$53,132	608,768	$48,578

	2009	2008	2007
For vestings occurring during the year (in 000’s):
Fair value of vested shares on vesting date	$7,443	$10,307	$10,192
Cash paid in lieu of common shares issued	$3,103	$3,591	$3,317
Common shares issued upon vesting	72,643	85,144	77,215

Restricted share unit expense for the year (in 000’s)	$9,383	$9,553	$7,164

Restricted share expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

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

We had previously grouped our Commercial Segment with other ancillary activities such as reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, merchandise sales, truck rentals, and containerized storage.  Due to the termination of our containerized storage and truck rental operations, these other ancillary activities as a group have become less significant and as a result no longer represent a reportable segment either individually or as a group.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to prior periods to be consistent with our current segment definition.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 1,991 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At December 31, 2009, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.6 billion ($7.8 billion at December 31, 2008), Tenant Intangibles with a book value of approximately $19.4 million ($33.2 million at December 31, 2008), and the Other Investments with a net book value of $13.8 million ($14.8 million at December 31, 2008).  Substantially all of our other assets totaling $92.9 million, and our accrued and other liabilities totaling $212.3 million, ($109.9 million and $212.4 million, respectively, at December 31, 2008) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes all of the revenues, expenses, and operations of Shurgard Europe to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At December 31, 2009, our consolidated balance sheet includes an investment in Shurgard Europe with a book value of $272.3 million ($264.1 million at December 31, 2008) and a loan receivable from Shurgard Europe totaling €391.9 million ($561.7 million) ($552.4 million at December 31, 2008).

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed Real Estate Investment Trust with a separate management team that makes the financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At December 31, 2009, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $326.1 million ($265.7 million at December 31, 2008).

Presentation of Segment Information

The following table reconciles the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

For the year ended December 31, 2009

	Domestic Self-Storage	Europe Self Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,490,292	$-	$-	$-	$1,490,292
Ancillary operations	-	-	14,982	92,615	107,597
Interest and other income	-	24,832	-	4,981	29,813
	1,490,292	24,832	14,982	97,596	1,627,702

Expenses:
Cost of operations:
Self-storage facilities	486,928	-	-	-	486,928
Ancillary operations	-	-	5,759	30,252	36,011
Depreciation and amortization	337,275	-	2,958	-	340,233
General and administrative	-	-	-	35,735	35,735
Interest expense	-	-	-	29,916	29,916
	824,203	-	8,717	95,903	928,823

Income from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, net, gain on early retirement of debt and foreign currency exchange gain	666,089	24,832	6,265	1,693	698,879

Equity in earnings of real estate entities	1,867	16,269	35,108	-	53,244
Gains on disposition of real estate investments, net	-	-	30,293	3,133	33,426
Gain on early retirement debt	-	-	-	4,114	4,114
Foreign currency exchange gain	-	9,662	-	-	9,662
Income from continuing operations	667,956	50,763	71,666	8,940	799,325
Discontinued operations	-	-	-	(8,869)	(8,869)
Net income	$667,956	$50,763	$71,666	$71	$790,456

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

For the year ended December 31, 2008

	Domestic Self-Storage	Europe Self Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,524,295	$54,722	$-	$-	$1,579,017
Ancillary operations	-	4,913	15,326	88,182	108,421
Interest and other income	-	18,496	-	17,659	36,155
	1,524,295	78,131	15,326	105,841	1,723,593

Expenses:
Cost of operations:
Self-storage facilities	494,436	24,654	-	-	519,090
Ancillary operations	-	1,409	6,292	28,827	36,528
Depreciation and amortization	387,210	21,871	2,900	-	411,981
General and administrative	-	30,044	-	32,765	62,809
Interest expense	-	6,597	-	37,347	43,944
	881,646	84,575	9,192	98,939	1,074,352

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, net, casualty loss and foreign currency exchange loss	642,649	(6,444)	6,134	6,902	649,241

Equity in earnings of real estate entities	1,932	4,134	14,325	-	20,391
Gain (loss) on disposition of real estate investments, net	-	344,685	-	(8,140)	336,545
Casualty loss	-	-	-	(525)	(525)
Foreign currency exchange loss	-	(25,362)	-	-	(25,362)
Income (loss) from continuing operations	644,581	317,013	20,459	(1,763)	980,290
Discontinued operations	-	-	-	(6,418)	(6,418)
Net income (loss)	$644,581	$317,013	$20,459	$(8,181)	$973,872

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

For the year ended December 31, 2007

	Domestic Self-Storage	Europe Self Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,467,797	$192,507	$-	$-	$1,660,304
Ancillary operations	-	17,490	15,101	82,890	115,481
Interest and other income	-	704	-	10,713	11,417
	1,467,797	210,701	15,101	93,603	1,787,202

Expenses:
Cost of operations:
Self-storage facilities	487,504	91,689	-	-	579,193
Ancillary operations	-	5,186	5,722	41,053	51,961
Depreciation and amortization	493,482	123,546	2,570	-	619,598
General and administrative	-	20,291	-	39,458	59,749
Interest expense	-	22,242	-	41,429	63,671
	980,986	262,954	8,292	121,940	1,374,172

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, net, casualty gain and foreign currency exchange gain	486,811	(52,253)	6,809	(28,337)	413,030

Equity in earnings of real estate entities	2,236	-	10,502	-	12,738
Gains on disposition of real estate investments, net	-	-	-	2,547	2,547
Casualty gain	2,665	-	-	-	2,665
Foreign currency exchange gain	-	58,444	-	-	58,444
Income (loss) from continuing operations	491,712	6,191	17,311	(25,790)	489,424
Discontinued operations	-	(1,081)	-	(1,265)	(2,346)
Net income (loss)	$491,712	$5,110	$17,311	$(27,055)	$487,078

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

12.	Recent Accounting Pronouncements and Guidance

In June 2009, the FASB issued accounting pronouncements which become effective in our fiscal year ending December 31, 2010, and require restatement of previously reported financial statements on the new accounting basis.  We have not yet determined whether these pronouncements will have an effect on our financial statements.  One pronouncement affects accounting for Variable Interest Entities, by (i) eliminating the concept of a qualifying special purpose entity, (ii) replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity, and (iii) providing for additional disclosures about an entity’s involvement with a variable interest entity.  Another pronouncement affects the accounting for transfers of financial assets, by (i) eliminating the concept of a qualifying special purpose entity, (ii) amending the derecognition criteria for a transfer to be accounted for as a sale, and (iii) requiring additional disclosure over transfers accounted for as a sale.

13.	Commitments and Contingencies

Legal Matters

Brinkley v. Public Storage, Inc. (filed April 2005) (Superior Court of California – Los Angeles County)

The plaintiff sued the Company on behalf of a purported class of California non-exempt employees based on various California wage and hour laws.  Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations.  The Court certified subclasses based only on alleged meal period and wage statement violations.  In June 2007, the Court granted the Company’s summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims.  Plaintiff appealed.  The Court of Appeals sustained the dismissal.  The California Supreme Court granted review but deferred the matter pending disposition of a related issue in another case.

Other Items

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At December 31, 2009, there were approximately 585,000 certificate holders held by our tenants, participating in this program representing aggregate coverage of approximately $1.3 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.3 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At December 31, 2009, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $6 million per year in 2010 and 2011, $5 million per year in 2012 – 2014 and an aggregate of $69 million in payments thereafter.

Expenses under operating leases were approximately $5.3 million, $5.3 million and $7.2 million for each of the three years ended December 31, 2009, respectively.

14.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Amounts in thousands, except per share data)
Revenues (a)	$404,707	$407,252	$412,864	$402,879
Cost of operations (excluding depreciation expense) (a)	$143,127	$134,852	$128,754	$116,206
Depreciation expense (a)	$84,966	$83,796	$85,908	$85,563
Income from continuing operations (a)	$158,807	$173,117	$182,259	$184,696
Net income	$153,429	$205,387	$243,951	$187,689
Per Common Share (Note 2):
Net income - Basic	$0.95	$0.80	$1.03	$0.70
Net income - Diluted	$0.95	$0.80	$1.03	$0.70

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(Amounts in thousands, except per share data)
Revenues (a)	$457,154	$418,494	$431,169	$416,776
Cost of operations (excluding depreciation expense) (a)	$167,959	$140,188	$125,335	$122,136
Depreciation expense (a)	$122,240	$94,829	$91,084	$103,828
Gain on disposition of an interest in Shurgard Europe (b)	$344,685	$-	$-	$-
Income from continuing operations (a)(b)	$135,552	$140,703	$196,772	$176,214
Net income (b)	$519,941	$143,955	$147,942	$162,034
Per Common Share (Note 2):
Net income - Basic	$2.64	$0.40	$0.43	$0.72
Net income - Diluted	$2.64	$0.40	$0.42	$0.72

(a)
Revenues, cost of operations, depreciation expense and income from continuing operations as presented in this table differ from those amounts as presented in our quarterly reports due to the impact of discontinued operations accounting as described in Note 2.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

15.	Subsequent Events (unaudited)

We are calling for redemption all outstanding depositary shares, each representing 1/1,000 of an Equity Share, Series A (NYSE: PSAA) on April 15, 2010 at $24.50 per share.  The aggregate redemption amount to be paid to all holders of the depositary shares is approximately $205.2 million.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

1/1/81	Newport News / Jefferson Avenue	-	108	1,071	773	-	108	1,844	1,952	1,735
1/1/81	Virginia Beach / Diamond Springs	-	186	1,094	891	-	186	1,985	2,171	1,917
8/1/81	San Jose / Snell	-	312	1,815	459	-	312	2,274	2,586	2,284
10/1/81	Tampa / Lazy Lane	-	282	1,899	922	-	282	2,821	3,103	2,547
6/1/82	San Jose / Tully	-	645	1,579	10,998	-	2,971	10,251	13,222	5,029
6/1/82	San Carlos / Storage	-	780	1,387	751	-	780	2,138	2,918	2,052
6/1/82	Mountain View	-	1,180	1,182	2,471	-	1,046	3,787	4,833	1,815
6/1/82	Cupertino / Storage	-	572	1,270	553	-	572	1,823	2,395	1,726
10/1/82	Sorrento Valley	-	1,002	1,343	(764)	-	651	930	1,581	852
10/1/82	Northwood	-	1,034	1,522	594	-	1,034	2,116	3,150	1,935
12/1/82	Port/Halsey	-	357	1,150	(309)	326	357	1,167	1,524	899
12/1/82	Sacto/Folsom	-	396	329	740	323	396	1,392	1,788	1,133
1/1/83	Platte	-	409	953	604	428	409	1,985	2,394	1,639
1/1/83	Semoran	-	442	1,882	8,304	720	442	10,906	11,348	4,691
1/1/83	Raleigh/Yonkers	-	-	1,117	653	425	-	2,195	2,195	1,658
3/1/83	Blackwood	-	213	1,559	505	595	212	2,660	2,872	2,100
4/1/83	Vailsgate	-	103	990	950	505	103	2,445	2,548	2,016
5/1/83	Delta Drive	-	67	481	437	241	67	1,159	1,226	914
6/1/83	Ventura	-	658	1,734	381	583	658	2,698	3,356	2,191
9/1/83	Southington	-	124	1,233	294	546	123	2,074	2,197	1,657
9/1/83	Southhampton	-	331	1,738	864	806	331	3,408	3,739	2,681
9/1/83	Webster/Keystone	-	449	1,688	1,070	813	434	3,586	4,020	2,587
9/1/83	Dover	-	107	1,462	828	627	107	2,917	3,024	2,250
9/1/83	Newcastle	-	227	2,163	655	817	227	3,635	3,862	2,881
9/1/83	Newark	-	208	2,031	522	746	208	3,299	3,507	2,649
9/1/83	Langhorne	-	263	3,549	919	1,445	263	5,913	6,176	4,623
9/1/83	Hobart	-	215	1,491	923	838	215	3,252	3,467	2,563
9/1/83	Ft. Wayne/W. Coliseum	-	160	1,395	572	535	160	2,502	2,662	2,085
9/1/83	Ft. Wayne/Bluffton	-	88	675	340	285	88	1,300	1,388	1,073
10/1/83	Orlando J. Y. Parkway	-	383	1,512	513	622	383	2,647	3,030	2,187
11/1/83	Aurora	-	505	758	579	341	505	1,678	2,183	1,311
11/1/83	Campbell	-	1,379	1,849	(280)	474	1,379	2,043	3,422	1,683
11/1/83	Col Springs/Ed	-	471	1,640	437	554	470	2,632	3,102	2,008
11/1/83	Col Springs/Mv	-	320	1,036	517	441	320	1,994	2,314	1,539
11/1/83	Thorton	-	418	1,400	347	536	418	2,283	2,701	1,810

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

11/1/83	Oklahoma City	-	454	1,030	1,163	620	454	2,813	3,267	2,220
11/1/83	Tucson	-	343	778	940	420	343	2,138	2,481	1,574
11/1/83	Webster/Nasa	-	1,570	2,457	2,038	1,372	1,570	5,867	7,437	4,643
12/1/83	Charlotte	-	165	1,274	597	442	165	2,313	2,478	1,925
12/1/83	Greensboro/Market	-	214	1,653	998	794	214	3,445	3,659	2,913
12/1/83	Greensboro/Electra	-	112	869	442	382	112	1,693	1,805	1,422
12/1/83	Columbia	-	171	1,318	572	492	171	2,382	2,553	1,976
12/1/83	Richmond	-	176	1,360	702	468	176	2,530	2,706	2,209
12/1/83	Augusta	-	97	747	541	324	97	1,612	1,709	1,312
12/1/83	Tacoma	-	553	1,173	567	487	553	2,227	2,780	1,868
1/1/84	Fremont/Albrae	-	636	1,659	569	532	636	2,760	3,396	2,326
1/1/84	Belton	-	175	858	1,254	378	175	2,490	2,665	1,945
1/1/84	Gladstone	-	275	1,799	802	640	274	3,242	3,516	2,701
1/1/84	Hickman/112	-	257	1,848	(433)	618	158	2,132	2,290	653
1/1/84	Holmes	-	289	1,333	563	455	289	2,351	2,640	1,956
1/1/84	Independence	-	221	1,848	794	609	221	3,251	3,472	2,686
1/1/84	Merriam	-	255	1,469	815	480	255	2,764	3,019	2,184
1/1/84	Olathe	-	107	992	499	361	107	1,852	1,959	1,513
1/1/84	Shawnee	-	205	1,420	1,053	502	205	2,975	3,180	2,316
1/1/84	Topeka	-	75	1,049	565	356	75	1,970	2,045	1,556
3/1/84	Marrietta/Cobb	-	73	542	555	259	73	1,356	1,429	1,076
3/1/84	Manassas	-	320	1,556	520	553	320	2,629	2,949	2,201
3/1/84	Pico Rivera	-	743	807	390	321	743	1,518	2,261	1,277
4/1/84	Providence	-	92	1,087	580	423	92	2,090	2,182	1,723
4/1/84	Milwaukie/Oregon	-	289	584	447	311	289	1,342	1,631	1,077
5/1/84	Raleigh/Departure	-	302	2,484	1,113	788	302	4,385	4,687	3,674
5/1/84	Virginia Beach	-	509	2,121	1,234	776	499	4,141	4,640	3,424
5/1/84	Philadelphia/Grant	-	1,041	3,262	1,114	971	1,040	5,348	6,388	4,382
5/1/84	Garland	-	356	844	519	360	356	1,723	2,079	1,358
6/1/84	Lorton	-	435	2,040	949	682	435	3,671	4,106	3,067
6/1/84	Baltimore	-	382	1,793	1,228	634	382	3,655	4,037	2,961
6/1/84	Laurel	-	501	2,349	1,189	824	500	4,363	4,863	3,548
6/1/84	Delran	-	279	1,472	533	573	279	2,578	2,857	2,060
6/1/84	Orange Blossom	-	226	924	307	398	226	1,629	1,855	1,332
6/1/84	Cincinnati	-	402	1,573	1,083	672	402	3,328	3,730	2,656
6/1/84	Florence	-	185	740	778	376	185	1,894	2,079	1,406
7/1/84	Trevose/Old Lincoln	-	421	1,749	709	582	421	3,040	3,461	2,462

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/1/84	Medley	-	584	1,016	1,039	464	520	2,583	3,103	1,797
8/1/84	Oklahoma City	-	340	1,310	816	652	339	2,779	3,118	2,185
8/1/84	Newport News	-	356	2,395	934	1,013	356	4,342	4,698	3,528
8/1/84	Kaplan/Walnut Hill	-	971	2,359	1,248	1,041	971	4,648	5,619	3,727
8/1/84	Kaplan/Irving	-	677	1,592	4,804	639	673	7,039	7,712	3,840
9/1/84	Cockrell Hill	-	380	913	1,298	675	380	2,886	3,266	2,344
11/1/84	Omaha	-	109	806	630	399	109	1,835	1,944	1,423
11/1/84	Hialeah	-	886	1,784	713	672	886	3,169	4,055	2,431
12/1/84	Austin/Lamar	-	643	947	787	443	642	2,178	2,820	1,744
12/1/84	Pompano	-	399	1,386	1,071	698	399	3,155	3,554	2,404
12/1/84	Fort Worth	-	122	928	115	303	122	1,346	1,468	1,073
12/1/84	Montgomeryville	-	215	2,085	605	776	215	3,466	3,681	2,807
1/1/85	Cranston	-	175	722	485	267	175	1,474	1,649	1,173
1/1/85	Bossier City	-	184	1,542	851	656	184	3,049	3,233	2,433
2/1/85	Simi Valley	-	737	1,389	420	520	736	2,330	3,066	1,876
2/1/85	Hurst	-	231	1,220	397	480	231	2,097	2,328	1,635
3/1/85	Chattanooga	-	202	1,573	1,086	683	202	3,342	3,544	2,626
3/1/85	Portland	-	285	941	456	438	285	1,835	2,120	1,434
3/1/85	Fern Park	-	144	1,107	348	432	144	1,887	2,031	1,507
3/1/85	Fairfield	-	338	1,187	760	527	338	2,474	2,812	1,855
3/1/85	Houston / Westheimer	-	850	1,179	1,052	-	849	2,232	3,081	2,013
4/1/85	Austin/ S. First	-	778	1,282	570	711	778	2,563	3,341	1,899
4/1/85	Cincinnati/ E. Kemper	-	232	1,573	436	853	232	2,862	3,094	2,184
4/1/85	Cincinnati/ Colerain	-	253	1,717	820	932	253	3,469	3,722	2,575
4/1/85	Florence/ Tanner Lane	-	218	1,477	720	835	218	3,032	3,250	2,217
4/1/85	Laguna Hills	-	1,224	3,303	526	1,213	1,223	5,043	6,266	4,096
5/1/85	Tacoma/ Phillips Rd.	-	396	1,204	384	669	396	2,257	2,653	1,728
5/1/85	Milwaukie/ Mcloughlin	-	458	742	492	620	458	1,854	2,312	1,404
5/1/85	Manchester/ S. Willow	-	371	2,129	137	854	371	3,120	3,491	2,365
5/1/85	Longwood	-	355	1,645	522	669	355	2,836	3,191	2,251
5/1/85	Columbus/Busch Blvd.	-	202	1,559	773	592	202	2,924	3,126	2,315
5/1/85	Columbus/Kinnear Rd.	-	241	1,865	827	771	241	3,463	3,704	2,753
5/1/85	Worthington	-	221	1,824	748	709	220	3,282	3,502	2,590
5/1/85	Arlington	-	201	1,497	814	618	201	2,929	3,130	2,266
6/1/85	N. Hollywood/ Raymer	-	967	848	5,889	515	968	7,251	8,219	1,877
6/1/85	Grove City/ Marlane Drive	-	150	1,157	586	471	150	2,214	2,364	1,791
6/1/85	Reynoldsburg	-	204	1,568	923	598	204	3,089	3,293	2,472

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

7/1/85	San Diego/ Kearny Mesa Rd	-	783	1,750	500	962	783	3,212	3,995	2,450
7/1/85	Scottsdale/ 70th St	-	632	1,368	487	742	632	2,597	3,229	1,980
7/1/85	Concord/ Hwy 29	-	150	750	669	587	150	2,006	2,156	1,482
7/1/85	Columbus/Morse Rd.	-	195	1,510	571	670	195	2,751	2,946	2,179
7/1/85	Columbus/Kenney Rd.	-	199	1,531	786	598	199	2,915	3,114	2,323
7/1/85	Westerville	-	199	1,517	959	620	305	2,990	3,295	2,336
7/1/85	Springfield	-	90	699	583	332	90	1,614	1,704	1,218
7/1/85	Dayton/Needmore Road	-	144	1,108	560	460	144	2,128	2,272	1,710
7/1/85	Dayton/Executive Blvd.	-	160	1,207	690	569	159	2,467	2,626	1,893
7/1/85	Lilburn	-	331	969	344	424	330	1,738	2,068	1,367
9/1/85	Columbus/ Sinclair	-	307	893	518	519	307	1,930	2,237	1,435
9/1/85	Philadelphia/ Tacony St	-	118	1,782	439	856	118	3,077	3,195	2,327
10/1/85	N. Hollywood/ Whitsett	-	1,524	2,576	480	1,302	1,524	4,358	5,882	3,347
10/1/85	Portland/ SE 82nd St	-	354	496	439	380	354	1,315	1,669	987
10/1/85	Columbus/ Ambleside	-	124	1,526	264	644	124	2,434	2,558	1,903
10/1/85	Indianapolis/ Pike Place	-	229	1,531	604	856	229	2,991	3,220	2,520
10/1/85	Indianapolis/ Beach Grove	-	198	1,342	532	709	198	2,583	2,781	1,950
10/1/85	Hartford/ Roberts	-	219	1,481	5,949	966	409	8,206	8,615	3,000
10/1/85	Wichita/ S. Rock Rd.	-	501	1,478	523	657	642	2,517	3,159	1,868
10/1/85	Wichita/ E. Harry	-	313	1,050	361	468	285	1,907	2,192	1,355
10/1/85	Wichita/ S. Woodlawn	-	263	905	423	437	263	1,765	2,028	1,250
10/1/85	Wichita/ E. Kellogg	-	185	658	102	261	185	1,021	1,206	748
10/1/85	Wichita/ S. Tyler	-	294	1,004	206	530	294	1,740	2,034	1,310
10/1/85	Wichita/ W. Maple	-	234	805	132	313	234	1,250	1,484	893
10/1/85	Wichita/ Carey Lane	-	192	674	116	296	192	1,086	1,278	820
10/1/85	Wichita/ E. Macarthur	-	220	775	(18)	323	220	1,080	1,300	825
10/1/85	Joplin/ S. Range Line	-	264	904	293	465	264	1,662	1,926	1,249
10/1/85	San Antonio/ Wetmore Rd.	-	306	1,079	703	638	306	2,420	2,726	1,880
10/1/85	San Antonio/ Callaghan	-	288	1,016	550	543	288	2,109	2,397	1,672
10/1/85	San Antonio/ Zarzamora	-	364	1,281	765	674	364	2,720	3,084	2,154
10/1/85	San Antonio/ Hackberry	-	388	1,367	2,781	1,001	388	5,149	5,537	2,939
10/1/85	San Antonio/ Fredericksburg	-	287	1,009	869	597	287	2,475	2,762	1,976
10/1/85	Dallas/ S. Westmoreland	-	474	1,670	279	734	474	2,683	3,157	2,178
10/1/85	Dallas/ Alvin St.	-	359	1,266	406	559	359	2,231	2,590	1,762
10/1/85	Fort Worth/ W. Beach St.	-	356	1,252	327	531	356	2,110	2,466	1,707
10/1/85	Fort Worth/ E. Seminary	-	382	1,346	348	552	382	2,246	2,628	1,803
10/1/85	Fort Worth/ Cockrell St.	-	323	1,136	292	515	323	1,943	2,266	1,547

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

11/1/85	Everett/ Evergreen	-	706	2,294	691	1,076	705	4,062	4,767	3,320
11/1/85	Seattle/ Empire Way	-	1,652	5,348	825	2,198	1,650	8,373	10,023	6,651
12/1/85	Milpitas	-	1,623	1,577	443	913	1,622	2,934	4,556	2,220
12/1/85	Pleasanton/ Santa Rita	-	1,226	2,078	524	1,160	1,225	3,763	4,988	2,876
12/1/85	Amherst/ Niagra Falls	-	132	701	398	400	132	1,499	1,631	1,187
12/1/85	West Sams Blvd.	-	164	1,159	(204)	383	164	1,338	1,502	1,076
12/1/85	MacArthur Rd.	-	204	1,628	296	638	204	2,562	2,766	2,062
12/1/85	Brockton/ Main	-	153	2,020	(37)	678	153	2,661	2,814	2,124
12/1/85	Eatontown/ Hwy 35	-	308	4,067	1,217	1,648	308	6,932	7,240	5,380
12/1/85	Denver/ Leetsdale	-	603	847	379	408	603	1,634	2,237	1,274
1/1/86	Mapleshade/ Rudderow	-	362	1,811	648	825	362	3,284	3,646	2,560
1/1/86	Bordentown/ Groveville	-	196	981	294	471	196	1,746	1,942	1,334
1/1/86	Sun Valley/ Sheldon	-	544	1,836	450	793	544	3,079	3,623	2,478
1/1/86	Las Vegas/ Highland	-	432	848	345	420	432	1,613	2,045	1,293
2/1/86	Costa Mesa/ Pomona	-	1,405	1,520	596	693	1,404	2,810	4,214	2,244
2/1/86	Brea/ Imperial Hwy	-	1,069	2,165	480	954	1,069	3,599	4,668	2,902
2/1/86	Skokie/ McCormick	-	638	1,912	541	779	638	3,232	3,870	2,566
2/1/86	Colorado Springs/ Sinton	-	535	1,115	710	631	535	2,456	2,991	1,977
2/1/86	Oklahoma City/ Penn	-	146	829	274	406	146	1,509	1,655	1,164
2/1/86	Oklahoma City/ 39th	-	238	812	474	477	238	1,763	2,001	1,367
3/1/86	Jacksonville/ Wiley	-	140	510	361	331	140	1,202	1,342	932
3/1/86	St. Louis/ Forder	-	517	1,133	423	534	516	2,091	2,607	1,653
3/3/86	Tampa / 56th	-	450	1,360	722	-	450	2,082	2,532	1,794
4/1/86	Reno/ Telegraph	-	649	1,051	938	682	648	2,672	3,320	2,051
4/1/86	St. Louis/Kirkham	-	199	1,001	443	401	199	1,845	2,044	1,466
4/1/86	St. Louis/Reavis	-	192	958	288	384	192	1,630	1,822	1,326
4/1/86	Fort Worth/East Loop	-	196	804	354	369	196	1,527	1,723	1,207
5/1/86	Westlake Village	-	1,205	995	5,388	429	1,256	6,761	8,017	2,149
5/1/86	Sacramento/Franklin Blvd.	-	872	978	3,719	389	1,139	4,819	5,958	3,699
6/1/86	Richland Hills	-	543	857	539	404	543	1,800	2,343	1,429
6/1/86	West Valley/So. 3600	-	208	1,552	710	413	208	2,675	2,883	2,093
7/1/86	Colorado Springs/ Hollow Tree	-	574	726	493	426	574	1,645	2,219	1,259
7/1/86	West LA/Purdue Ave.	-	2,415	3,585	382	1,212	2,415	5,179	7,594	4,197
7/1/86	Capital Heights/Central Ave.	-	649	3,851	515	1,277	649	5,643	6,292	5,124
7/1/86	Pontiac/Dixie Hwy.	-	259	2,091	313	756	259	3,160	3,419	2,555
8/1/86	Laurel/Ft. Meade Rd.	-	475	1,475	549	630	475	2,654	3,129	2,105
8/1/86	Hammond / Calumet	-	97	751	887	366	97	2,004	2,101	1,558

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

9/1/86	Kansas City/S. 44th.	-	509	1,906	1,079	737	508	3,723	4,231	2,809
9/1/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	918	1,027	1,070	5,100	6,170	4,249
10/1/86	Peralta/Fremont	-	851	1,074	337	456	851	1,867	2,718	1,500
10/1/86	Birmingham/Highland	-	89	786	337	398	149	1,461	1,610	1,153
10/1/86	Birmingham/Riverchase	-	262	1,338	579	645	278	2,546	2,824	2,048
10/1/86	Birmingham/Eastwood	-	166	1,184	550	612	232	2,280	2,512	1,824
10/1/86	Birmingham/Forestdale	-	152	948	380	519	190	1,809	1,999	1,428
10/1/86	Birmingham/Centerpoint	-	265	1,305	533	525	273	2,355	2,628	1,856
10/1/86	Birmingham/Roebuck Plaza	-	101	399	449	425	340	1,034	1,374	770
10/1/86	Birmingham/Greensprings	-	347	1,173	442	281	16	2,227	2,243	1,769
10/1/86	Birmingham/Hoover-Lorna	-	372	1,128	483	431	266	2,148	2,414	1,704
10/1/86	Midfield/Bessemer	-	170	355	500	112	95	1,042	1,137	804
10/1/86	Huntsville/Leeman Ferry Rd.	-	158	992	496	558	198	2,006	2,204	1,562
10/1/86	Huntsville/Drake	-	253	1,172	432	538	248	2,147	2,395	1,662
10/1/86	Anniston/Whiteside	-	59	566	248	329	107	1,095	1,202	881
10/1/86	Houston/Glenvista	-	595	1,043	1,103	494	594	2,641	3,235	1,972
10/1/86	Houston/I-45	-	704	1,146	1,513	604	703	3,264	3,967	2,478
10/1/86	Houston/Rogerdale	-	1,631	2,792	1,181	1,232	1,630	5,206	6,836	3,982
10/1/86	Houston/Gessner	-	1,032	1,693	1,424	746	1,032	3,863	4,895	3,032
10/1/86	Houston/Richmond-Fairdale	-	1,502	2,506	1,728	1,160	1,501	5,395	6,896	4,233
10/1/86	Houston/Gulfton	-	1,732	3,036	1,448	1,398	1,731	5,883	7,614	4,684
10/1/86	Houston/Westpark	-	503	854	525	435	502	1,815	2,317	1,368
10/1/86	Jonesboro	-	157	718	352	370	156	1,441	1,597	1,142
10/1/86	Houston / South Loop West	-	1,299	3,491	1,725	1,366	1,298	6,583	7,881	5,363
10/1/86	Houston / Plainfield Road	-	904	2,319	1,498	920	903	4,738	5,641	3,766
10/1/86	Houston / North Freeway	-	-	2,706	923	609	-	4,238	4,238	2,638
10/1/86	Houston / Old Katy Road	-	1,365	3,431	1,053	1,274	1,163	5,960	7,123	3,855
10/1/86	Houston / Long Point	-	451	1,187	868	563	451	2,618	3,069	2,105
10/1/86	Austin / Research Blvd.	-	1,390	1,710	818	672	1,390	3,200	4,590	2,576
11/1/86	Arleta / Osborne Street	-	987	663	376	290	986	1,330	2,316	1,065
12/1/86	Lynnwood / 196th Street	-	1,063	1,602	7,509	571	1,405	9,340	10,745	4,305
12/1/86	N. Auburn / Auburn Way N.	-	606	1,144	495	533	605	2,173	2,778	1,824
12/1/86	Gresham / Burnside & 202nd	-	351	1,056	603	482	351	2,141	2,492	1,714
12/1/86	Denver / Sheridan Boulevard	-	1,033	2,792	1,471	1,007	1,033	5,270	6,303	4,258
12/1/86	Marietta / Cobb Parkway	-	536	2,764	1,212	1,016	535	4,993	5,528	4,098
12/1/86	Hillsboro / T.V. Highway	-	461	574	317	414	461	1,305	1,766	1,125
12/1/86	San Antonio / West Sunset Road	-	1,206	1,594	856	649	1,206	3,099	4,305	2,455

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	254	-	1,148	2,701	3,849	2,293
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,811	-	1,448	5,053	6,501	2,234
12/31/86	Houston / Larkwood	-	247	602	601	-	246	1,204	1,450	901
12/31/86	Northridge	-	3,624	1,922	7,315	-	3,641	9,220	12,861	3,360
12/31/86	Santa Clara / Duane	-	1,950	1,004	460	-	1,949	1,465	3,414	1,260
12/31/86	Oyster Point	-	1,569	1,490	585	-	1,569	2,075	3,644	1,768
12/31/86	Walnut	-	767	613	5,573	-	768	6,185	6,953	2,412
3/1/87	Annandale / Ravensworth	-	679	1,621	401	596	679	2,618	3,297	2,139
4/1/87	City Of Industry / Amar	-	748	2,052	721	702	748	3,475	4,223	2,079
5/1/87	Oklahoma City / W. Hefner	-	459	941	517	417	459	1,875	2,334	1,509
7/1/87	Oakbrook Terrace	-	912	2,688	1,787	399	1,580	4,206	5,786	3,596
8/1/87	San Antonio/Austin Hwy.	-	400	850	103	164	399	1,118	1,517	1,071
10/1/87	Plantation/S. State Rd.	-	924	1,801	(115)	298	923	1,985	2,908	2,017
10/1/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,363	519	1,702	13,180	14,882	4,711
2/1/88	Anaheim/Lakeview	-	995	1,505	92	256	995	1,853	2,848	1,847
6/7/88	Mesquite / Sorrento Drive	-	928	1,011	6,857	-	1,044	7,752	8,796	2,868
7/1/88	Fort Wayne	-	101	1,524	242	663	101	2,429	2,530	1,749
1/1/92	Costa Mesa	-	533	980	824	-	535	1,802	2,337	1,642
3/1/92	Dallas / Walnut St.	-	537	1,008	462	-	537	1,470	2,007	1,401
5/1/92	Camp Creek	-	576	1,075	530	-	575	1,606	2,181	1,211
9/1/92	Orlando/W. Colonial	-	368	713	289	-	367	1,003	1,370	800
9/1/92	Jacksonville/Arlington	-	554	1,065	380	-	554	1,445	1,999	1,062
10/1/92	Stockton/Mariners	-	381	730	266	-	380	997	1,377	748
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	648	-	599	1,767	2,366	1,248
1/1/93	Redwood City/Storage	-	907	1,684	277	-	906	1,962	2,868	1,401
1/1/93	City Of Industry	-	1,611	2,991	951	-	1,610	3,943	5,553	2,894
1/1/93	San Jose/Felipe	-	1,124	2,088	1,213	-	1,124	3,301	4,425	2,167
1/1/93	Baldwin Park/Garvey Ave	-	840	1,561	1,086	-	771	2,716	3,487	1,436
3/19/93	Westminister / W. 80th	-	840	1,586	493	-	840	2,079	2,919	1,464
4/26/93	Costa Mesa / Newport	796	2,141	3,989	5,576	-	3,732	7,974	11,706	4,105
5/13/93	Austin /N. Lamar	-	919	1,695	8,663	-	1,421	9,856	11,277	4,175
5/28/93	Jacksonville/Phillips Hwy.	-	406	771	371	-	406	1,142	1,548	771
5/28/93	Tampa/Nebraska Avenue	-	550	1,043	515	-	550	1,558	2,108	1,048
6/9/93	Calabasas / Ventura Blvd.	-	1,762	3,269	357	-	1,761	3,627	5,388	2,513
6/9/93	Carmichael / Fair Oaks	-	573	1,052	352	-	572	1,405	1,977	1,003
6/9/93	Santa Clara / Duane	-	454	834	223	-	453	1,058	1,511	727
6/10/93	Citrus Heights / Sylvan Road	-	438	822	380	-	437	1,203	1,640	798

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

6/25/93	Trenton / Allen Road	-	623	1,166	403	-	623	1,569	2,192	1,055
6/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	265	-	1,085	2,282	3,367	1,592
7/16/93	Austin / So. Congress Ave	-	777	1,445	438	-	777	1,883	2,660	1,363
8/1/93	Gaithersburg / E. Diamond	-	602	1,139	263	-	602	1,402	2,004	954
8/11/93	Atlanta / Northside	-	1,150	2,149	500	-	1,150	2,649	3,799	1,868
8/11/93	Smyrna/ Rosswill Rd	-	446	842	278	-	446	1,120	1,566	823
8/13/93	So. Brunswick/Highway	-	1,076	2,033	558	-	1,076	2,591	3,667	1,779
10/1/93	Denver / Federal Blvd	-	875	1,633	354	-	875	1,987	2,862	1,378
10/1/93	Citrus Heights	-	527	987	281	-	527	1,268	1,795	867
10/1/93	Lakewood / 6th Ave	-	798	1,489	128	-	685	1,730	2,415	1,172
10/27/93	Houston / S Shaver St	-	481	896	283	-	481	1,179	1,660	826
11/3/93	Upland/S. Euclid Ave.	-	431	807	614	-	508	1,344	1,852	912
11/16/93	Norcross / Jimmy Carter	-	627	1,167	274	-	626	1,442	2,068	1,000
11/16/93	Seattle / 13th	-	1,085	2,015	799	-	1,085	2,814	3,899	1,983
12/9/93	Salt Lake City	-	765	1,422	77	-	633	1,631	2,264	764
12/16/93	West Valley City	-	683	1,276	402	-	682	1,679	2,361	1,125
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	326	-	607	1,460	2,067	1,025
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	622	-	1,575	3,563	5,138	2,701
12/29/93	Orange / Main	-	1,238	2,317	1,770	-	1,593	3,732	5,325	2,476
12/29/93	Sunnyvale / Wedell	-	554	1,037	825	-	725	1,691	2,416	1,135
12/29/93	El Cajon / Magnolia	-	421	791	703	-	541	1,374	1,915	914
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	797	-	601	1,530	2,131	1,043
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	587	-	436	1,168	1,604	783
12/29/93	Irving / West Loop 12	-	341	643	293	-	354	923	1,277	632
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,349	-	1,159	2,781	3,940	1,848
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	803	-	798	1,815	2,613	1,206
12/29/93	Los Alimitos / Cerritos	-	695	1,299	760	-	874	1,880	2,754	1,211
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	674	-	692	1,637	2,329	1,110
12/29/93	Indianapolis / E. Washington	-	403	775	843	-	505	1,516	2,021	991
12/29/93	Gardena / Western Ave.	-	552	1,035	732	-	694	1,625	2,319	1,037
12/29/93	Palm Bay / Bobcock Street	-	409	775	615	-	525	1,274	1,799	908
1/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	99	-	1,589	3,862	5,451	2,645
1/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	397	-	657	1,714	2,371	1,112
1/12/94	Honolulu / Iwaena	-	-	3,382	1,135	-	-	4,517	4,517	2,921
1/12/94	Miami / Golden Glades	-	579	1,081	659	-	557	1,762	2,319	1,221
1/21/94	Herndon / Centreville Road	-	1,584	2,981	649	-	1,358	3,856	5,214	2,477
2/8/94	Las Vegas/S. Martin Luther King Blvd.	-	1,383	2,592	1,333	-	1,435	3,873	5,308	2,524

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

2/28/94	Arlingtn/Old Jeffersn Davishwy	-	735	1,399	717	-	630	2,221	2,851	1,613
3/8/94	Beaverton / Sw Barnes Road	-	942	1,810	331	-	807	2,276	3,083	1,560
3/21/94	Austin / Arboretum	-	473	897	2,916	-	1,553	2,733	4,286	1,470
3/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	375	-	920	2,562	3,482	1,728
3/25/94	East Brunswick / Milltown Road	-	1,282	2,411	477	-	1,099	3,071	4,170	2,132
3/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	447	-	950	2,717	3,667	1,815
3/31/94	Hypoluxo	-	735	1,404	2,411	-	630	3,920	4,550	3,147
4/26/94	No. Highlands / Roseville Road	-	980	1,835	529	-	840	2,504	3,344	1,747
5/12/94	Fort Pierce/Okeechobee Road	-	438	842	214	-	375	1,119	1,494	942
5/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	597	-	1,762	4,720	6,482	3,047
5/24/94	La/Huntington	-	483	905	338	-	414	1,312	1,726	885
6/9/94	Chattanooga / Brainerd Road	-	613	1,170	361	-	525	1,619	2,144	1,088
6/9/94	Chattanooga / Ringgold Road	-	761	1,433	766	-	652	2,308	2,960	1,542
6/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	388	-	718	2,078	2,796	1,395
6/23/94	Las Vegas / Tropicana	-	750	1,408	481	-	643	1,996	2,639	1,319
6/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	366	-	897	2,476	3,373	1,653
6/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	170	-	669	1,999	2,668	1,086
6/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	637	-	456	1,717	2,173	1,275
7/20/94	Milpitas / Dempsey Road	-	1,260	2,358	280	-	1,080	2,818	3,898	1,854
8/17/94	Beaverton / S.W. Denny Road	-	663	1,245	190	-	568	1,530	2,098	996
8/17/94	Irwindale / Central Ave.	-	674	1,263	183	-	578	1,542	2,120	997
8/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	607	-	1,311	3,739	5,050	2,455
8/17/94	North Brunswick / How Lane	-	1,238	2,323	207	-	1,061	2,707	3,768	1,732
8/17/94	Lombard / 64th	-	847	1,583	383	-	726	2,087	2,813	1,383
8/17/94	Alsip / 27th	-	406	765	192	-	348	1,015	1,363	684
9/15/94	Huntsville / Old Monrovia Road	-	613	1,157	335	-	525	1,580	2,105	1,054
9/27/94	West Haven / Bull Hill Lane	-	455	873	5,483	-	1,963	4,848	6,811	2,291
9/30/94	San Francisco / Marin St.	-	1,227	2,339	1,359	-	1,371	3,554	4,925	2,274
9/30/94	Baltimore / Hillen Street	-	580	1,095	574	-	497	1,752	2,249	1,162
9/30/94	San Francisco /10th & Howard	-	1,423	2,668	390	-	1,221	3,260	4,481	2,127
9/30/94	Montebello / E. Whittier	-	383	732	261	-	329	1,047	1,376	709
9/30/94	Arlington / Collins	-	228	435	483	-	195	951	1,146	636
9/30/94	Miami / S.W. 119th Ave	-	656	1,221	145	-	562	1,460	2,022	936
9/30/94	Blackwood / Erial Road	-	774	1,437	218	-	663	1,766	2,429	1,119
9/30/94	Concord / Monument	-	1,092	2,027	503	-	935	2,687	3,622	1,796
9/30/94	Rochester / Lee Road	-	469	871	420	-	402	1,358	1,760	961
9/30/94	Houston / Bellaire	-	623	1,157	455	-	534	1,701	2,235	1,120

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

9/30/94	Austin / Lamar Blvd	-	781	1,452	211	-	668	1,776	2,444	1,148
9/30/94	Milwaukee / Lovers Lane Rd	-	469	871	309	-	402	1,247	1,649	856
9/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	141	-	903	2,228	3,131	1,481
9/30/94	St. Petersburg / 66Th St.	-	427	793	402	-	366	1,256	1,622	807
9/30/94	Dayton Bch / N. Nova Road	-	396	735	256	-	339	1,048	1,387	724
9/30/94	Maple Shade / Route 38	-	994	1,846	356	-	852	2,344	3,196	1,526
9/30/94	Marlton / Route 73 N.	-	938	1,742	(952)	-	557	1,171	1,728	1,247
9/30/94	Naperville / E. Ogden Ave	-	683	1,268	331	-	585	1,697	2,282	1,089
9/30/94	Long Beach / South Street	-	1,778	3,307	515	-	1,523	4,077	5,600	2,669
9/30/94	Aloha / S.W. Shaw	-	805	1,495	196	-	690	1,806	2,496	1,151
9/30/94	Alexandria / S. Pickett	-	1,550	2,879	362	-	1,329	3,462	4,791	2,257
9/30/94	Houston / Highway 6 North	-	1,120	2,083	419	-	960	2,662	3,622	1,697
9/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	371	-	489	1,513	2,002	987
9/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	821	-	1,311	3,880	5,191	2,488
9/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	274	-	1,461	3,683	5,144	2,349
9/30/94	San Antonio / Austin Hwy	-	592	1,098	333	-	507	1,516	2,023	992
9/30/94	Sharonville / E. Kemper	-	574	1,070	456	-	492	1,608	2,100	1,100
10/13/94	Davie / State Road 84	-	744	1,467	968	-	637	2,542	3,179	1,594
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,542	-	1,021	2,728	3,749	1,668
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,412	-	1,423	3,728	5,151	2,161
12/19/94	Salt Lake City/West North Temple	-	490	917	(31)	-	385	991	1,376	460
12/28/94	Milpitas / Watson	-	1,575	2,925	462	-	1,350	3,612	4,962	2,273
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	290	-	1,035	2,706	3,741	1,687
12/28/94	Venice / Guthrie	-	578	1,073	195	-	495	1,351	1,846	865
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	578	-	780	2,403	3,183	1,429
1/4/95	Chula Vista / Main Street	-	735	1,802	393	-	735	2,195	2,930	1,378
1/5/95	Pantego / West Park	-	315	735	233	-	315	968	1,283	629
1/12/95	Roswell / Alpharetta	-	423	993	447	-	423	1,440	1,863	1,039
1/23/95	North Bergen / Tonne	-	1,564	3,772	588	-	1,550	4,374	5,924	2,746
1/23/95	San Leandro / Hesperian	-	734	1,726	192	-	733	1,919	2,652	1,196
1/24/95	Nashville / Elm Hill	-	338	791	494	-	337	1,286	1,623	953
2/3/95	Reno / S. Mccarron Blvd	-	1,080	2,537	320	-	1,080	2,857	3,937	1,759
2/15/95	Schiller Park	-	1,688	3,939	1,295	-	1,688	5,234	6,922	2,665
2/15/95	Lansing	-	1,514	3,534	667	-	1,514	4,201	5,715	2,396
2/15/95	Pleasanton	-	1,257	2,932	166	-	1,256	3,099	4,355	1,747
2/15/95	LA/Sepulveda	-	1,453	3,390	193	-	1,453	3,583	5,036	2,000
2/28/95	Decatur / Flat Shoal	-	970	2,288	802	-	970	3,090	4,060	2,121

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

2/28/95	Smyrna / S. Cobb	-	663	1,559	568	-	662	2,128	2,790	1,387
2/28/95	Downey / Bellflower	-	916	2,158	322	-	916	2,480	3,396	1,557
2/28/95	Vallejo / Lincoln	-	445	1,052	431	-	445	1,483	1,928	941
2/28/95	Lynnwood / 180th St	-	516	1,205	289	-	516	1,494	2,010	1,018
2/28/95	Kent / Pacific Hwy	-	728	1,711	202	-	728	1,913	2,641	1,212
2/28/95	Kirkland	-	1,254	2,932	538	-	1,253	3,471	4,724	2,249
2/28/95	Federal Way/Pacific	-	785	1,832	356	-	785	2,188	2,973	1,422
2/28/95	Tampa / S. Dale	-	791	1,852	343	-	791	2,195	2,986	1,462
2/28/95	Burlingame/Adrian Rd	-	2,280	5,349	548	-	2,280	5,897	8,177	3,713
2/28/95	Miami / Cloverleaf	-	606	1,426	420	-	606	1,846	2,452	1,229
2/28/95	Pinole / San Pablo	-	639	1,502	425	-	639	1,927	2,566	1,260
2/28/95	South Gate / Firesto	-	1,442	3,449	487	-	1,442	3,936	5,378	2,596
2/28/95	San Jose / Mabury	-	892	2,088	261	-	892	2,349	3,241	1,468
2/28/95	La Puente / Valley Blvd	-	591	1,390	279	-	591	1,669	2,260	1,116
2/28/95	San Jose / Capitol E	-	1,215	2,852	265	-	1,214	3,118	4,332	1,903
2/28/95	Milwaukie / 40th Street	-	576	1,388	165	-	579	1,550	2,129	984
2/28/95	Portland / N. Lombard	-	812	1,900	292	-	812	2,192	3,004	1,390
2/28/95	Miami / Biscayne	-	1,313	3,076	580	-	1,313	3,656	4,969	2,213
2/28/95	Chicago / Clark Street	-	442	1,031	482	-	442	1,513	1,955	1,024
2/28/95	Palatine / Dundee	-	698	1,643	631	-	698	2,274	2,972	1,647
2/28/95	Williamsville/Transit	-	284	670	375	-	283	1,046	1,329	724
2/28/95	Amherst / Sheridan	-	484	1,151	274	-	483	1,426	1,909	939
3/2/95	Everett / Highway 99	-	859	2,022	302	-	858	2,325	3,183	1,508
3/2/95	Burien / 1St Ave South	-	763	1,783	571	-	763	2,354	3,117	1,574
3/2/95	Kent / South 238th Street	-	763	1,783	358	-	763	2,141	2,904	1,371
3/31/95	Cheverly / Central Ave	-	911	2,164	486	-	910	2,651	3,561	1,697
5/1/95	Sandy / S. State Street	-	1,043	2,442	(72)	-	923	2,490	3,413	1,162
5/3/95	Largo / Ulmerton Roa	-	263	654	237	-	262	892	1,154	582
5/8/95	Fairfield/Western Street	-	439	1,030	149	-	439	1,179	1,618	726
5/8/95	Dallas / W. Mockingbird	-	1,440	3,371	343	-	1,439	3,715	5,154	2,257
5/8/95	East Point / Lakewood	-	884	2,071	489	-	884	2,560	3,444	1,662
5/25/95	Falls Church / Gallows Rd	-	350	835	9,353	-	3,560	6,978	10,538	1,698
6/12/95	Baltimore / Old Waterloo	-	769	1,850	246	-	769	2,096	2,865	1,323
6/12/95	Pleasant Hill / Hookston	-	766	1,848	248	-	742	2,120	2,862	1,315
6/12/95	Mountain View/Old Middlefield	-	2,095	4,913	216	-	2,094	5,130	7,224	3,108
6/30/95	San Jose / Blossom Hill	-	1,467	3,444	389	-	1,467	3,833	5,300	2,308
6/30/95	Fairfield / Kings Highway	-	1,811	4,273	671	-	1,810	4,945	6,755	2,917

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

6/30/95	Pacoima / Paxton Street	-	840	1,976	267	-	840	2,243	3,083	1,405
6/30/95	Portland / Prescott	-	647	1,509	271	-	647	1,780	2,427	1,123
6/30/95	St. Petersburg	-	352	827	370	-	352	1,197	1,549	789
6/30/95	Dallas / Audelia Road	-	1,166	2,725	1,592	-	1,165	4,318	5,483	2,684
6/30/95	Miami Gardens	-	823	1,929	447	-	823	2,376	3,199	1,450
6/30/95	Grand Prairie / 19th	-	566	1,329	265	-	566	1,594	2,160	969
6/30/95	Joliet / Jefferson Street	-	501	1,181	310	-	501	1,491	1,992	920
6/30/95	Bridgeton / Pennridge	-	283	661	251	-	283	912	1,195	611
6/30/95	Portland / S.E.92nd	-	638	1,497	255	-	638	1,752	2,390	1,113
6/30/95	Houston / S.W. Freeway	-	537	1,254	7,088	-	1,140	7,739	8,879	2,868
6/30/95	Milwaukee / Brown	-	358	849	368	-	357	1,218	1,575	791
6/30/95	Orlando / W. Oak Ridge	-	698	1,642	480	-	697	2,123	2,820	1,321
6/30/95	Lauderhill / State Road	-	644	1,508	366	-	644	1,874	2,518	1,214
6/30/95	Orange Park /Blanding Blvd	-	394	918	397	-	393	1,316	1,709	839
6/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	418	-	703	2,061	2,764	1,231
6/30/95	St. Louis / Page Service Drive	-	531	1,241	256	-	531	1,497	2,028	942
6/30/95	Independence /E. 42nd	-	438	1,023	304	-	438	1,327	1,765	828
6/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	399	-	715	2,076	2,791	1,265
6/30/95	Edgewater Park / Route 130	-	683	1,593	243	-	683	1,836	2,519	1,105
6/30/95	Beaverton / S.W. 110	-	572	1,342	270	-	572	1,612	2,184	1,019
6/30/95	Markham / W. 159Th Place	-	230	539	304	-	229	844	1,073	549
6/30/95	Houston / N.W. Freeway	-	447	1,066	291	-	447	1,357	1,804	829
6/30/95	Portland / Gantenbein	-	537	1,262	287	-	537	1,549	2,086	1,000
6/30/95	Upper Chichester/Market St.	-	569	1,329	295	-	569	1,624	2,193	960
6/30/95	Fort Worth / Hwy 80	-	379	891	350	-	378	1,242	1,620	752
6/30/95	Greenfield/ S. 108th	-	728	1,707	509	-	727	2,217	2,944	1,448
6/30/95	Altamonte Springs	-	566	1,326	323	-	566	1,649	2,215	1,044
6/30/95	Seattle / Delridge Way	-	760	1,779	309	-	760	2,088	2,848	1,329
6/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	316	-	748	2,074	2,822	1,295
6/30/95	Los Angeles / Beverly Blvd	-	787	1,886	1,082	-	787	2,968	3,755	1,819
6/30/95	Lawrenceville / Brunswick	-	841	1,961	209	-	840	2,171	3,011	1,342
6/30/95	Richmond / Carlson	-	865	2,025	369	-	864	2,395	3,259	1,539
6/30/95	Liverpool / Oswego Road	-	545	1,279	443	-	545	1,722	2,267	1,116
6/30/95	Rochester / East Ave	-	578	1,375	590	-	578	1,965	2,543	1,352
6/30/95	Pasadena / E. Beltway	-	757	1,767	364	-	757	2,131	2,888	1,245
7/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	703	-	2,894	7,527	10,421	4,639
7/31/95	Orlando / Lakehurst	-	450	1,063	276	-	450	1,339	1,789	808

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

7/31/95	Livermore / Portola	-	921	2,157	320	-	921	2,477	3,398	1,514
7/31/95	San Jose / Tully	-	912	2,137	548	-	912	2,685	3,597	1,747
7/31/95	Mission Bay	-	1,617	3,785	819	-	1,616	4,605	6,221	2,857
7/31/95	Las Vegas / Decatur	-	1,147	2,697	511	-	1,147	3,208	4,355	2,020
7/31/95	Pleasanton / Stanley	-	1,624	3,811	490	-	1,624	4,301	5,925	2,600
7/31/95	Castro Valley / Grove	-	757	1,772	151	-	756	1,924	2,680	1,161
7/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,327	-	2,133	4,255	6,388	2,449
7/31/95	Chicago / Wabash Ave	-	645	1,535	3,947	-	645	5,482	6,127	1,999
7/31/95	Springfield / Parker	-	765	1,834	321	-	765	2,155	2,920	1,336
7/31/95	Huntington Bch/Gotham	-	765	1,808	258	-	765	2,066	2,831	1,296
7/31/95	Tucker / Lawrenceville	-	630	1,480	276	-	630	1,756	2,386	1,106
7/31/95	Marietta / Canton Road	-	600	1,423	409	-	600	1,832	2,432	1,178
7/31/95	Wheeling / Hintz	-	450	1,054	230	-	450	1,284	1,734	809
8/1/95	Gresham / Division	-	607	1,428	139	-	607	1,567	2,174	957
8/1/95	Tucker / Lawrenceville	-	600	1,405	423	-	600	1,828	2,428	1,197
8/1/95	Decatur / Covington	-	720	1,694	348	-	720	2,042	2,762	1,289
8/11/95	Studio City/Ventura	-	1,285	3,015	412	-	1,285	3,427	4,712	2,148
8/12/95	Smyrna / Hargrove Road	-	1,020	3,038	591	-	1,020	3,629	4,649	2,209
9/1/95	Hayward / Mission Blvd	-	1,020	2,383	338	-	1,020	2,721	3,741	1,683
9/1/95	Park City / Belvider	-	600	1,405	197	-	600	1,602	2,202	965
9/1/95	New Castle/Dupont Parkway	-	990	2,369	2,068	-	990	4,437	5,427	1,660
9/1/95	Las Vegas / Rainbow	-	1,050	2,459	177	-	1,050	2,636	3,686	1,568
9/1/95	Mountain View / Reng	-	945	2,216	204	-	945	2,420	3,365	1,462
9/1/95	Venice / Cadillac	-	930	2,182	446	-	930	2,628	3,558	1,647
9/1/95	Simi Valley /Los Angeles	-	1,590	3,724	388	-	1,589	4,113	5,702	2,508
9/1/95	Spring Valley/Foreman	-	1,095	2,572	500	-	1,095	3,072	4,167	1,885
9/6/95	Darien / Frontage Road	-	975	2,321	278	-	975	2,599	3,574	1,576
9/30/95	Whittier	-	215	384	231	781	215	1,396	1,611	919
9/30/95	Van Nuys/Balboa	-	295	657	137	1,148	295	1,942	2,237	1,260
9/30/95	Huntington Beach	-	176	321	246	738	176	1,305	1,481	806
9/30/95	Monterey Park	-	124	346	234	782	124	1,362	1,486	876
9/30/95	Downey	-	191	317	177	825	191	1,319	1,510	858
9/30/95	Del Amo	-	474	742	493	922	474	2,157	2,631	1,400
9/30/95	Carson	-	375	735	444	428	375	1,607	1,982	976
9/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	606	-	1,919	5,111	7,030	2,920
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	478	-	1,589	4,195	5,784	2,331
10/31/95	Chicago / W. 47th Street	-	300	708	455	-	300	1,163	1,463	678

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/31/95	Los Angeles / Eastern	-	455	1,070	227	-	454	1,298	1,752	751
11/15/95	Costa Mesa	-	522	1,218	173	-	522	1,391	1,913	826
11/15/95	Plano / E. 14th	-	705	1,646	254	-	705	1,900	2,605	1,065
11/15/95	Citrus Heights/Sunrise	-	520	1,213	282	-	520	1,495	2,015	885
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	192	-	470	1,289	1,759	767
11/15/95	So San Francisco/Spruce	-	1,905	4,444	659	-	1,904	5,104	7,008	2,976
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	708	-	1,680	4,660	6,340	2,763
11/16/95	Palm Beach Gardens	-	657	1,540	272	-	657	1,812	2,469	1,087
11/16/95	Delray Beach	-	600	1,407	262	-	600	1,669	2,269	1,025
1/1/96	Bensenville/York Rd	-	667	1,602	337	895	667	2,834	3,501	1,473
1/1/96	Louisville/Preston	-	211	1,060	190	594	211	1,844	2,055	901
1/1/96	San Jose/Aborn Road	-	615	1,342	126	759	615	2,227	2,842	1,122
1/1/96	Englewood/Federal	-	481	1,395	159	777	481	2,331	2,812	1,220
1/1/96	W. Hollywood/Santa Monica	-	3,415	4,577	555	2,552	3,414	7,685	11,099	3,849
1/1/96	Orland Hills/W. 159th	-	917	2,392	453	1,342	917	4,187	5,104	2,185
1/1/96	Merrionette Park	-	818	2,020	204	1,122	818	3,346	4,164	1,701
1/1/96	Denver/S Quebec	-	1,849	1,941	501	1,086	1,848	3,529	5,377	1,803
1/1/96	Tigard/S.W. Pacific	-	633	1,206	249	705	633	2,160	2,793	1,089
1/1/96	Coram/Middle Count	-	507	1,421	214	792	507	2,427	2,934	1,198
1/1/96	Houston/FM 1960	-	635	1,294	405	783	635	2,482	3,117	1,255
1/1/96	Kent/Military Trail	-	409	1,670	336	956	409	2,962	3,371	1,492
1/1/96	Turnersville/Black	-	165	1,360	306	758	165	2,424	2,589	1,173
1/1/96	Sewell/Rts. 553	-	323	1,138	184	658	323	1,980	2,303	981
1/1/96	Maple Shade/Fellowship	-	331	1,421	201	803	331	2,425	2,756	1,178
1/1/96	Hyattsville/Kenilworth	-	509	1,757	244	1,000	508	3,002	3,510	1,473
1/1/96	Waterbury/Captain	-	434	2,089	397	1,162	434	3,648	4,082	1,605
1/1/96	Bedford Hts/Miles	-	835	1,577	430	929	835	2,936	3,771	1,494
1/1/96	Livonia/Newburgh	-	635	1,407	211	783	635	2,401	3,036	1,172
1/1/96	Sunland/Sunland Blvd.	-	631	1,965	168	1,090	631	3,223	3,854	1,549
1/1/96	Des Moines	-	448	1,350	172	768	447	2,291	2,738	1,139
1/1/96	Oxonhill/Indianhead	-	772	2,017	518	1,141	772	3,676	4,448	1,821
1/1/96	Sacramento/N. 16th	-	582	2,610	277	1,466	581	4,354	4,935	1,775
1/1/96	Houston/Westheimer	-	1,508	2,274	502	1,304	1,507	4,081	5,588	2,025
1/1/96	San Pablo/San Pablo	-	565	1,232	235	713	565	2,180	2,745	1,052
1/1/96	Bowie/Woodcliff	-	718	2,336	282	1,292	718	3,910	4,628	1,884
1/1/96	Milwaukee/S. 84th	-	444	1,868	380	1,091	444	3,339	3,783	1,616
1/1/96	Clinton/Malcolm Road	-	593	2,123	300	1,187	592	3,611	4,203	1,719

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

1/3/96	San Gabriel	-	1,005	2,345	438	-	1,005	2,783	3,788	1,697
1/5/96	San Francisco, Second St.	-	2,880	6,814	239	-	2,879	7,054	9,933	4,079
1/12/96	San Antonio, TX	-	912	2,170	188	-	912	2,358	3,270	1,332
2/29/96	Naples, FL/Old US 41	-	849	2,016	295	-	849	2,311	3,160	1,404
2/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	207	-	1,781	4,931	6,712	2,831
2/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,027	-	1,928	5,550	7,478	3,563
2/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	252	-	3,479	8,401	11,880	4,881
2/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	288	-	940	2,511	3,451	1,467
2/29/96	Jupiter FL/Military Trail	-	2,280	5,347	410	-	2,279	5,758	8,037	3,357
2/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	258	-	736	2,001	2,737	1,187
2/29/96	New Port Richey/State Rd 54	-	857	2,025	330	-	856	2,356	3,212	1,419
2/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,181	-	974	3,690	4,664	2,148
3/8/96	Atlanta/Roswell	-	898	3,649	197	-	898	3,846	4,744	2,187
3/31/96	Oakland	-	1,065	2,764	592	-	1,065	3,356	4,421	1,969
3/31/96	Saratoga	-	2,339	6,081	273	-	2,339	6,354	8,693	3,608
3/31/96	Randallstown	-	1,359	3,527	680	-	1,359	4,207	5,566	2,398
3/31/96	Plano	-	650	1,682	199	-	649	1,882	2,531	1,083
3/31/96	Houston	-	543	1,402	211	-	543	1,613	2,156	942
3/31/96	Irvine	-	1,920	4,975	1,408	-	1,920	6,383	8,303	3,723
3/31/96	Milwaukee	-	542	1,402	211	-	542	1,613	2,155	950
3/31/96	Carrollton	-	578	1,495	175	-	578	1,670	2,248	966
3/31/96	Torrance	-	1,415	3,675	236	-	1,415	3,911	5,326	2,238
3/31/96	Jacksonville	-	713	1,845	315	-	712	2,161	2,873	1,268
3/31/96	Dallas	-	315	810	1,845	-	315	2,655	2,970	1,178
3/31/96	Houston	-	669	1,724	888	-	669	2,612	3,281	1,601
3/31/96	Baltimore	-	842	2,180	509	-	842	2,689	3,531	1,509
3/31/96	New Haven	-	740	1,907	5	-	667	1,985	2,652	1,166
4/1/96	Chicago/Pulaski	-	764	1,869	453	-	763	2,323	3,086	1,250
4/1/96	Las Vegas/Desert Inn	-	1,115	2,729	223	-	1,115	2,952	4,067	1,642
4/1/96	Torrance/Crenshaw	-	916	2,243	187	-	916	2,430	3,346	1,318
4/1/96	Weymouth	-	485	1,187	420	-	485	1,607	2,092	858
4/1/96	St. Louis/Barrett Station Road	-	630	1,542	299	-	630	1,841	2,471	951
4/1/96	Rockville/Randolph	-	1,153	2,823	302	-	1,153	3,125	4,278	1,729
4/1/96	Simi Valley/East Street	-	970	2,374	138	-	969	2,513	3,482	1,342
4/1/96	Houston/Westheimer	-	1,390	3,402	6,384	-	1,389	9,787	11,176	4,640
4/3/96	Naples	-	1,187	2,809	565	-	1,186	3,375	4,561	1,974
6/26/96	Boca Raton	-	3,180	7,468	1,023	-	3,179	8,492	11,671	5,229

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

6/28/96	Venice	-	669	1,575	241	-	669	1,816	2,485	1,057
6/30/96	Las Vegas	-	921	2,155	396	-	921	2,551	3,472	1,598
6/30/96	Bedford Park	-	606	1,419	351	-	606	1,770	2,376	1,054
6/30/96	Los Angeles	-	692	1,616	184	-	691	1,801	2,492	1,045
6/30/96	Silver Spring	-	1,513	3,535	545	-	1,513	4,080	5,593	2,271
6/30/96	Newark	-	1,051	2,458	156	-	1,051	2,614	3,665	1,487
6/30/96	Brooklyn	-	783	1,830	2,901	-	783	4,731	5,514	2,414
7/2/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	784	-	1,754	4,935	6,689	2,645
7/22/96	Lakewood/W Hampton	-	717	2,092	136	-	716	2,229	2,945	1,221
8/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	202	-	954	3,320	4,274	1,862
9/5/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,048	-	1,260	4,014	5,274	2,395
9/16/96	Dallas/Royal Lane	-	1,008	2,426	324	-	1,007	2,751	3,758	1,554
9/16/96	Colorado Springs/Tomah Drive	-	731	1,759	265	-	730	2,025	2,755	1,103
9/16/96	Lewisville/S. Stemmons	-	603	1,451	209	-	602	1,661	2,263	938
9/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	539	-	946	2,819	3,765	1,705
9/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,483	-	584	2,890	3,474	1,237
9/16/96	Willow Grove/Maryland Road	-	673	1,620	224	-	672	1,845	2,517	1,017
9/16/96	Houston/W. Montgomery Rd.	-	524	1,261	352	-	523	1,614	2,137	930
9/16/96	Denver/W. Hampden	-	1,084	2,609	285	-	1,083	2,895	3,978	1,634
9/16/96	Littleton/Southpark Way	-	922	2,221	498	-	922	2,719	3,641	1,597
9/16/96	Petaluma/Baywood Drive	-	861	2,074	265	-	861	2,339	3,200	1,285
9/16/96	Canoga Park/Sherman Way	-	1,543	3,716	652	-	1,543	4,368	5,911	2,589
9/16/96	Jacksonville/South Lane Ave.	-	554	1,334	333	-	554	1,667	2,221	991
9/16/96	Newport News/Warwick Blvd.	-	575	1,385	231	-	575	1,616	2,191	938
9/16/96	Greenbrook/Route 22	-	1,227	2,954	725	-	1,226	3,680	4,906	2,013
9/16/96	Monsey/Route 59	-	1,068	2,572	391	-	1,068	2,963	4,031	1,604
9/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	183	-	575	1,568	2,143	873
9/16/96	Fort Worth/Brentwood	-	823	2,016	303	-	823	2,319	3,142	1,290
9/16/96	Glendale/San Fernando Road	-	2,500	6,124	310	-	2,499	6,435	8,934	3,528
9/16/96	Houston/Harwin	-	549	1,344	379	-	549	1,723	2,272	952
9/16/96	Irvine/Cowan Street	-	1,890	4,631	501	-	1,890	5,132	7,022	2,855
9/16/96	Fairfield/Dixie Highway	-	427	1,046	186	-	427	1,232	1,659	706
9/16/96	Mesa/Country Club Drive	-	701	1,718	655	-	701	2,373	3,074	1,434
9/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	702	-	2,956	7,947	10,903	4,356
9/16/96	Houston/Gulf Freeway	-	701	1,718	5,170	-	701	6,888	7,589	2,586
9/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	323	-	1,036	2,863	3,899	1,618
9/16/96	Tempe/McKellips Road	-	823	1,972	453	-	823	2,425	3,248	1,404

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

9/16/96	Richland Hills/Airport Fwy.	-	473	1,158	281	-	472	1,440	1,912	836
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	(70)	-	914	2,442	3,356	1,164
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	(149)	-	908	2,458	3,366	1,146
10/11/96	Richmond/Bloom Lane	-	1,188	2,512	(14)	-	994	2,692	3,686	1,293
10/11/96	Virginia Beach/Southern Blvd	-	282	610	320	-	282	930	1,212	603
10/11/96	Chesapeake/Military Hwy	-	-	2,886	550	-	-	3,436	3,436	1,504
10/11/96	Richmond/Midlothian Park	-	762	1,588	593	-	762	2,181	2,943	1,409
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	406	-	819	2,182	3,001	1,281
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	665	-	927	2,685	3,612	1,500
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	471	-	1,170	3,020	4,190	1,668
10/25/96	Austin/Renelli	-	1,710	3,990	470	-	1,709	4,461	6,170	2,484
10/25/96	Austin/Santiago	-	900	2,100	348	-	900	2,448	3,348	1,371
10/25/96	Dallas/East N.W. Highway	-	698	1,628	867	-	697	2,496	3,193	1,161
10/25/96	Dallas/Denton Drive	-	900	2,100	404	-	900	2,504	3,404	1,359
10/25/96	Houston/Hempstead	-	518	1,207	483	-	517	1,691	2,208	1,106
10/25/96	Pasadena/So. Shaver	-	420	980	575	-	420	1,555	1,975	995
10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	296	-	465	1,381	1,846	798
10/31/96	Mt Holly/541 Bypass	-	360	840	432	-	360	1,272	1,632	790
11/13/96	Town East/Mesquite	-	330	770	302	-	330	1,072	1,402	646
11/14/96	Bossier City LA	-	633	1,488	22	-	557	1,586	2,143	757
12/5/96	Lake Forest/Bake Parkway	-	971	2,173	4,954	-	972	7,126	8,098	1,781
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	980	-	645	2,485	3,130	1,559
12/16/96	Oklahoma City/SW 74th	-	375	875	219	-	375	1,094	1,469	605
12/16/96	Oklahoma City/S Santa Fe	-	360	840	214	-	360	1,054	1,414	621
12/16/96	Oklahoma City/S. May	-	360	840	225	-	360	1,065	1,425	607
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	853	-	930	3,023	3,953	1,810
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	585	-	1,290	3,595	4,885	2,062
12/23/96	Eagle Rock/Colorado	-	330	813	448	-	444	1,147	1,591	543
12/23/96	Upper Darby/Lansdowne	-	899	2,272	343	-	899	2,615	3,514	1,515
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	309	-	1,109	3,111	4,220	1,359
12/23/96	Philadelphia/Byberry	-	1,019	2,575	493	-	1,019	3,068	4,087	1,685
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	436	-	1,199	3,466	4,665	1,924
12/23/96	Englewood/Costilla	-	1,739	4,393	361	-	1,738	4,755	6,493	2,556
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	255	-	599	1,771	2,370	1,005
12/23/96	Carmichael/Fair Oaks	-	809	2,045	325	-	809	2,370	3,179	1,343
12/23/96	Portland/Division Street	-	989	2,499	217	-	989	2,716	3,705	1,514
12/23/96	Napa/Industrial	-	660	1,666	194	-	659	1,861	2,520	1,051

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/23/96	Las Vegas/Charleston	-	1,049	2,651	287	-	1,049	2,938	3,987	1,623
12/23/96	Las Vegas/South Arvill	-	929	2,348	286	-	929	2,634	3,563	1,471
12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	668	-	3,327	9,076	12,403	4,953
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	426	-	749	2,320	3,069	1,242
12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	324	-	869	2,520	3,389	1,456
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	558	-	1,289	3,815	5,104	2,113
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	237	-	689	1,979	2,668	1,133
12/23/96	Tampa/15th Street	-	420	1,060	368	-	420	1,428	1,848	913
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	543	-	930	2,835	3,765	1,650
12/23/96	Overland Park/Mastin	-	990	2,440	3,352	-	1,306	5,476	6,782	2,419
12/23/96	Auburn/R Street	-	690	1,700	277	-	690	1,977	2,667	1,134
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	317	-	720	2,091	2,811	1,188
12/23/96	Decatur/Covington	-	930	2,292	326	-	930	2,618	3,548	1,498
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	323	-	540	1,654	2,194	962
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	227	-	840	2,297	3,137	1,318
12/23/96	Whittier/Colima	-	540	1,331	166	-	540	1,497	2,037	836
12/23/96	Kent/Pacific Hwy South	-	930	2,292	241	-	930	2,533	3,463	1,423
12/23/96	Topeka/8th Street	-	150	370	427	-	150	797	947	517
12/23/96	Denver East Evans	-	1,740	4,288	358	-	1,739	4,647	6,386	2,545
12/23/96	Pittsburgh/California Ave.	-	630	1,552	127	-	630	1,679	2,309	943
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	436	-	-	2,722	2,722	1,243
12/23/96	Philadelphia/Oxford	-	900	2,218	334	-	900	2,552	3,452	1,427
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	301	-	1,709	4,516	6,225	2,448
12/23/96	Alsip/115th Street	-	750	1,848	4,675	-	750	6,523	7,273	2,328
12/23/96	Green Acres/Jog Road	-	600	1,479	195	-	600	1,674	2,274	944
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	227	-	1,320	3,480	4,800	1,940
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	590	-	2,159	5,914	8,073	3,155
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	323	-	960	2,689	3,649	1,506
12/23/96	Renton 174th St.	-	960	2,366	455	-	960	2,821	3,781	1,610
12/23/96	Sacramento/Northgate	-	1,021	2,647	220	-	1,021	2,867	3,888	1,582
12/23/96	Phoenix/19th Avenue	-	991	2,569	545	-	991	3,114	4,105	1,693
12/23/96	Bedford Park/Cicero	-	1,321	3,426	801	-	1,321	4,227	5,548	2,300
12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	434	-	1,111	3,314	4,425	1,832
12/23/96	Arlington/Algonquin	-	991	2,569	920	-	991	3,489	4,480	2,179
12/23/96	Seattle/15th Avenue	-	781	2,024	318	-	780	2,343	3,123	1,335
12/23/96	Southington/Spring	-	811	2,102	482	-	810	2,585	3,395	1,404
12/23/96	Clifton/Broad Street	-	-	5,070	271	-	-	5,341	5,341	4,733

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/23/96	Hillside/Glenwood	-	-	4,614	476	-	-	5,090	5,090	3,419
12/23/96	Nashville/Dickerson Pike	-	990	2,440	276	-	990	2,716	3,706	1,524
12/23/96	Madison/Gallatin Road	-	780	1,922	531	-	780	2,453	3,233	1,378
12/30/96	Concorde/Treat	-	1,396	3,258	353	-	1,396	3,611	5,007	2,028
12/30/96	Virginia Beach	-	535	1,248	246	-	535	1,494	2,029	846
12/30/96	San Mateo	-	2,408	5,619	289	-	2,408	5,908	8,316	3,195
1/22/97	Austin, 1033 E. 41 Street	-	257	3,633	194	-	257	3,827	4,084	2,004
4/12/97	Annandale / Backlick	-	955	2,229	408	-	955	2,637	3,592	1,441
4/12/97	Ft. Worth / West Freeway	-	667	1,556	376	-	667	1,932	2,599	1,027
4/12/97	Campbell / S. Curtner	-	2,550	5,950	870	-	2,549	6,821	9,370	3,568
4/12/97	Aurora / S. Idalia	-	1,002	2,338	807	-	1,002	3,145	4,147	1,715
4/12/97	Santa Cruz / Capitola	-	1,037	2,420	373	-	1,037	2,793	3,830	1,481
4/12/97	Indianapolis / Lafayette Road	-	682	1,590	677	-	681	2,268	2,949	1,251
4/12/97	Indianapolis / Route 31	-	619	1,444	587	-	618	2,032	2,650	1,129
4/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,163	-	1,567	4,822	6,389	2,499
4/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,442	-	3,781	10,532	14,313	5,674
4/12/97	Fountain Valley / Newhope	-	1,137	2,653	470	-	1,137	3,123	4,260	1,632
4/12/97	Dallas / Winsted	-	1,375	3,209	591	-	1,375	3,800	5,175	2,023
4/12/97	Columbia / Broad River Rd.	-	121	282	174	-	121	456	577	294
4/12/97	Livermore / S. Front Road	-	876	2,044	235	-	876	2,279	3,155	1,203
4/12/97	Garland / Plano	-	889	2,073	314	-	888	2,388	3,276	1,271
4/12/97	San Jose / Story Road	-	1,352	3,156	781	-	1,352	3,937	5,289	2,087
4/12/97	Aurora / Abilene	-	1,406	3,280	681	-	1,405	3,962	5,367	2,108
4/12/97	Antioch / Sunset Drive	-	1,035	2,416	308	-	1,035	2,724	3,759	1,444
4/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	451	-	1,048	2,896	3,944	1,613
4/12/97	Berlin / Wilbur Cross	-	756	1,764	476	-	756	2,240	2,996	1,209
4/12/97	Whittier / Whittier Blvd.	-	648	1,513	236	-	648	1,749	2,397	930
4/12/97	Peabody / Newbury Street	-	1,159	2,704	709	-	1,158	3,414	4,572	1,928
4/12/97	Denver / Blake	-	602	1,405	536	-	602	1,941	2,543	924
4/12/97	Evansville / Green River Road	-	470	1,096	304	-	470	1,400	1,870	748
4/12/97	Burien / First Ave. So.	-	792	1,847	338	-	791	2,186	2,977	1,177
4/12/97	Rancho Cordova / Mather Field	-	494	1,153	419	-	494	1,572	2,066	895
4/12/97	Sugar Land / Eldridge	-	705	1,644	344	-	704	1,989	2,693	1,073
4/12/97	Columbus / Eastland Drive	-	602	1,405	370	-	602	1,775	2,377	1,025
4/12/97	Slickerville / Black Horse Pike	-	539	1,258	302	-	539	1,560	2,099	870
4/12/97	Seattle / Aurora	-	1,145	2,671	436	-	1,144	3,108	4,252	1,648
4/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	470	-	972	2,738	3,710	1,490

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

4/12/97	Manchester / Tolland Turnpike	-	807	1,883	427	-	807	2,310	3,117	1,217
6/25/97	L.A./Venice Blvd.	-	523	1,221	1,876	-	1,044	2,576	3,620	1,151
6/25/97	Kirkland-Totem	-	2,131	4,972	290	-	2,098	5,295	7,393	2,841
6/25/97	Idianapolis	-	471	1,098	448	-	471	1,546	2,017	839
6/25/97	Dallas	-	699	1,631	161	-	699	1,792	2,491	948
6/25/97	Atlanta	-	1,183	2,761	186	-	1,183	2,947	4,130	1,593
6/25/97	Bensalem	-	1,159	2,705	229	-	1,159	2,934	4,093	1,531
6/25/97	Evansville	-	429	1,000	146	-	400	1,175	1,575	628
6/25/97	Austin	-	813	1,897	194	-	813	2,091	2,904	1,092
6/25/97	Harbor City	-	1,244	2,904	307	-	1,244	3,211	4,455	1,791
6/25/97	Birmingham	-	539	1,258	198	-	539	1,456	1,995	795
6/25/97	Sacramento	-	489	1,396	(30)	-	489	1,366	1,855	742
6/25/97	Carrollton	-	441	1,029	76	-	441	1,105	1,546	582
6/25/97	La Habra	-	822	1,918	191	-	822	2,109	2,931	1,142
6/25/97	Lombard	-	1,527	3,564	1,814	-	2,046	4,859	6,905	2,466
6/25/97	Fairfield	-	740	1,727	151	-	740	1,878	2,618	1,001
6/25/97	Seattle	-	1,498	3,494	9,978	-	1,498	13,472	14,970	3,578
6/25/97	Bellevue	-	1,653	3,858	281	-	1,653	4,139	5,792	2,210
6/25/97	Citrus Heights	-	642	1,244	664	-	642	1,908	2,550	1,102
6/25/97	San Jose	-	1,273	2,971	63	-	1,273	3,034	4,307	1,572
6/25/97	Stanton	-	948	2,212	122	-	947	2,335	3,282	1,224
6/25/97	Garland	-	486	1,135	141	-	486	1,276	1,762	685
6/25/97	Westford	-	857	1,999	474	-	857	2,473	3,330	1,379
6/25/97	Dallas	-	1,627	3,797	1,235	-	1,627	5,032	6,659	2,529
6/25/97	Wheat Ridge	-	1,054	2,459	478	-	1,053	2,938	3,991	1,555
6/25/97	Berlin	-	825	1,925	4,586	-	504	6,832	7,336	1,882
6/25/97	Gretna	-	1,069	2,494	807	-	1,069	3,301	4,370	1,867
6/25/97	Spring	-	461	1,077	345	-	461	1,422	1,883	748
6/25/97	Sacramento	-	592	1,380	1,134	-	720	2,386	3,106	1,242
6/25/97	Houston/South Dairyashford	-	856	1,997	491	-	856	2,488	3,344	1,326
6/25/97	Naperville	-	1,108	2,585	533	-	1,108	3,118	4,226	1,668
6/25/97	Carrollton	-	1,158	2,702	753	-	1,157	3,456	4,613	1,843
6/25/97	Waipahu	-	1,620	3,780	875	-	1,619	4,656	6,275	2,514
6/25/97	Davis	-	628	1,465	270	-	628	1,735	2,363	905
6/25/97	Decatur	-	951	2,220	464	-	951	2,684	3,635	1,449
6/25/97	Jacksonville	-	653	1,525	412	-	653	1,937	2,590	1,030
6/25/97	Chicoppe	-	663	1,546	559	-	662	2,106	2,768	1,145

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

6/25/97	Alexandria	-	1,533	3,576	633	-	1,532	4,210	5,742	2,208
6/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	367	-	458	1,437	1,895	729
6/25/97	Los Angeles/Olympic	-	4,392	10,247	1,391	-	4,390	11,640	16,030	6,006
6/25/97	Littleton	-	1,340	3,126	1,174	-	1,339	4,301	5,640	2,148
6/25/97	Metairie	-	1,229	2,868	311	-	1,229	3,179	4,408	1,788
6/25/97	Louisville	-	717	1,672	425	-	716	2,098	2,814	1,112
6/25/97	East Hazel Crest	-	753	1,757	2,382	-	1,213	3,679	4,892	2,191
6/25/97	Edmonds	-	1,187	2,770	690	-	1,187	3,460	4,647	1,715
6/25/97	Foster City	-	1,064	2,483	393	-	1,064	2,876	3,940	1,498
6/25/97	Chicago	-	1,160	2,708	609	-	1,160	3,317	4,477	1,797
6/25/97	Philadelphia	-	924	2,155	475	-	923	2,631	3,554	1,403
6/25/97	Dallas/Vilbig Rd.	-	508	1,184	362	-	507	1,547	2,054	820
6/25/97	Staten Island	-	1,676	3,910	788	-	1,675	4,699	6,374	2,415
6/25/97	Pelham Manor	-	1,209	2,820	900	-	1,208	3,721	4,929	2,103
6/25/97	Irving	-	469	1,093	277	-	468	1,371	1,839	722
6/25/97	Elk Grove	-	642	1,497	479	-	642	1,976	2,618	1,032
6/25/97	LAX	-	1,312	3,062	619	-	1,312	3,681	4,993	1,967
6/25/97	Denver	-	1,316	3,071	838	-	1,316	3,909	5,225	2,122
6/25/97	Plano	-	1,369	3,193	606	-	1,368	3,800	5,168	2,003
6/25/97	Lynnwood	-	839	1,959	448	-	839	2,407	3,246	1,283
6/25/97	Lilburn	-	507	1,182	456	-	506	1,639	2,145	903
6/25/97	Parma	-	881	2,055	763	-	880	2,819	3,699	1,543
6/25/97	Davie	-	1,086	2,533	723	-	1,085	3,257	4,342	1,792
6/25/97	Allen Park	-	953	2,223	605	-	953	2,828	3,781	1,504
6/25/97	Aurora	-	808	1,886	511	-	808	2,397	3,205	1,266
6/25/97	San Diego/16th Street	-	932	2,175	798	-	932	2,973	3,905	1,594
6/25/97	Sterling Heights	-	766	1,787	610	-	766	2,397	3,163	1,317
6/25/97	East L.A./Boyle Heights	-	957	2,232	578	-	956	2,811	3,767	1,475
6/25/97	Springfield/Alban Station	-	1,317	3,074	870	-	1,317	3,944	5,261	2,091
6/25/97	Littleton	-	868	2,026	551	-	868	2,577	3,445	1,369
6/25/97	Sacramento/57th Street	-	869	2,029	594	-	869	2,623	3,492	1,382
6/25/97	Miami	-	1,762	4,111	1,084	-	1,761	5,196	6,957	2,772
8/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	536	-	2,039	5,297	7,336	2,775
10/1/97	Marietta /Austell Rd	-	398	1,326	386	681	440	2,351	2,791	1,175
10/1/97	Denver / Leetsdale	-	1,407	1,682	418	952	1,554	2,905	4,459	1,494
10/1/97	Baltimore / York Road	-	1,538	1,952	820	1,125	1,699	3,736	5,435	2,000
10/1/97	Bolingbrook	-	737	1,776	395	927	814	3,021	3,835	1,507

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/1/97	Kent / Central	-	483	1,321	245	687	533	2,203	2,736	1,079
10/1/97	Geneva / Roosevelt	-	355	1,302	303	665	392	2,233	2,625	1,112
10/1/97	Denver / Sheridan	-	429	1,105	378	587	474	2,025	2,499	1,050
10/1/97	Mountlake Terrace	-	1,017	1,783	407	950	1,123	3,034	4,157	1,417
10/1/97	Carol Stream/ St.Charles	-	185	1,187	302	591	205	2,060	2,265	1,026
10/1/97	Marietta / Cobb Park	-	420	1,131	366	619	464	2,072	2,536	1,014
10/1/97	Venice / Rose	-	5,468	5,478	1,086	3,117	6,041	9,108	15,149	4,239
10/1/97	Ventura / Ventura Blvd	-	911	2,227	512	1,146	1,006	3,790	4,796	1,890
10/1/97	Studio City/ Ventura	-	2,421	1,610	233	995	2,675	2,584	5,259	1,258
10/1/97	Madison Heights	-	428	1,686	3,199	1,014	473	5,854	6,327	1,565
10/1/97	Lax / Imperial	-	1,662	2,079	263	1,159	1,836	3,327	5,163	1,675
10/1/97	Justice / Industrial	-	233	1,181	208	589	258	1,953	2,211	966
10/1/97	Burbank / San Fernando	-	1,825	2,210	339	1,223	2,016	3,581	5,597	1,786
10/1/97	Pinole / Appian Way	-	728	1,827	294	935	804	2,980	3,784	1,465
10/1/97	Denver / Tamarac Park	-	2,545	1,692	692	1,127	2,811	3,245	6,056	1,629
10/1/97	Gresham / Powell	-	322	1,298	300	646	356	2,210	2,566	1,043
10/1/97	Warren / Mound Road	-	268	1,025	281	528	296	1,806	2,102	835
10/1/97	Woodside/Brooklyn	-	5,016	3,950	1,704	3,195	5,541	8,324	13,865	3,601
10/1/97	Enfield / Elm Street	-	399	1,900	475	945	441	3,278	3,719	1,498
10/1/97	Roselle / Lake Street	-	312	1,411	277	710	344	2,366	2,710	1,141
10/1/97	Milwaukee / Appleton	-	324	1,385	351	706	357	2,409	2,766	1,147
10/1/97	Emeryville / Bay St	-	1,602	1,830	282	1,091	1,770	3,035	4,805	1,526
10/1/97	Monterey / Del Rey	-	257	1,048	264	563	284	1,848	2,132	832
10/1/97	San Leandro / Washington	-	660	1,142	240	653	729	1,966	2,695	931
10/1/97	Boca Raton / N.W. 20	-	1,140	2,256	611	1,198	1,259	3,946	5,205	1,727
10/1/97	Washington Dc/So Capital	-	1,437	4,489	671	2,274	1,588	7,283	8,871	3,032
10/1/97	Lynn / Lynnway	-	463	3,059	589	1,513	511	5,113	5,624	2,341
10/1/97	Pompano Beach	-	1,077	1,527	985	869	1,190	3,268	4,458	1,326
10/1/97	Lake Oswego/ N.State	-	465	1,956	311	972	514	3,190	3,704	1,376
10/1/97	Daly City / Mission	-	389	2,921	285	1,389	429	4,555	4,984	2,050
10/1/97	Odenton / Route 175	-	456	2,104	487	1,053	504	3,596	4,100	1,581
10/1/97	Novato / Landing	-	2,416	3,496	369	1,706	2,904	5,083	7,987	2,617
10/1/97	St. Louis / Lindberg	-	584	1,508	376	711	728	2,451	3,179	1,344
10/1/97	Oakland/International	-	358	1,568	539	700	475	2,690	3,165	1,218
10/1/97	Stockton / March Lane	-	663	1,398	307	657	811	2,214	3,025	1,143
10/1/97	Des Plaines / Golf Rd	-	1,363	3,093	363	1,118	1,630	4,307	5,937	2,194
10/1/97	Morton Grove / Wauke	-	2,658	3,232	6,415	822	3,110	10,017	13,127	3,942

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/1/97	Los Angeles / Jefferson	-	1,090	1,580	296	820	1,322	2,464	3,786	1,200
10/1/97	Los Angeles / Martin	-	869	1,152	166	717	1,066	1,838	2,904	879
10/1/97	San Leandro / E. 14th	-	627	1,289	179	608	774	1,929	2,703	951
10/1/97	Tucson / Tanque Verde	-	345	1,709	359	709	469	2,653	3,122	1,371
10/1/97	Randolph / Warren St	-	2,330	1,914	668	1,332	2,718	3,526	6,244	1,544
10/1/97	Forrestville / Penn.	-	1,056	2,347	379	1,114	1,312	3,584	4,896	1,855
10/1/97	Bridgeport	-	4,877	2,739	957	1,651	5,612	4,612	10,224	2,295
10/1/97	North Hollywood/Vine	-	906	2,379	247	1,211	1,166	3,577	4,743	1,730
10/1/97	Santa Cruz / Portola	-	535	1,526	196	761	689	2,329	3,018	1,143
10/1/97	Hyde Park / River St	-	626	1,748	558	665	759	2,838	3,597	1,406
10/1/97	Dublin / San Ramon Rd	-	942	1,999	273	803	1,118	2,899	4,017	1,426
10/1/97	Vallejo / Humboldt	-	473	1,651	240	757	620	2,501	3,121	1,230
10/1/97	Fremont/Warm Springs	-	848	2,885	325	1,105	1,072	4,091	5,163	2,015
10/1/97	Seattle / Stone Way	-	829	2,180	451	1,080	1,078	3,462	4,540	1,628
10/1/97	W. Olympia	-	149	1,096	438	452	209	1,926	2,135	883
10/1/97	Mercer/Parkside Ave	-	359	1,763	341	962	503	2,922	3,425	1,369
10/1/97	Bridge Water / Main	-	445	2,054	396	811	576	3,130	3,706	1,493
10/1/97	Norwalk / Hoyt Street	-	2,369	3,049	675	1,391	2,793	4,691	7,484	2,335
11/2/97	Lansing	-	758	1,768	7	-	730	1,803	2,533	955
11/7/97	Phoenix	-	1,197	2,793	282	-	1,197	3,075	4,272	1,629
11/13/97	Tinley Park	-	1,422	3,319	157	-	1,422	3,476	4,898	1,733
3/17/98	Houston/De Soto Dr.	-	659	1,537	273	-	659	1,810	2,469	928
3/17/98	Houston / East Freeway	-	593	1,384	577	-	593	1,961	2,554	1,008
3/17/98	Austin/Ben White	-	692	1,614	188	-	682	1,812	2,494	897
3/17/98	Arlington/E.Pioneer	-	922	2,152	321	-	922	2,473	3,395	1,306
3/17/98	Las Vegas/Tropicana	-	1,285	2,998	220	-	1,284	3,219	4,503	1,619
3/17/98	Branford / Summit Place	-	728	1,698	346	-	727	2,045	2,772	1,036
3/17/98	Las Vegas / Charleston	-	791	1,845	158	-	791	2,003	2,794	1,013
3/17/98	So. San Francisco	-	1,550	3,617	273	-	1,549	3,891	5,440	1,929
3/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	903	-	3,004	7,916	10,920	3,816
3/17/98	Tempe / E. Broadway	-	633	1,476	378	-	632	1,855	2,487	1,025
3/17/98	Phoenix / N. 43rd Ave	-	443	1,033	365	-	443	1,398	1,841	761
3/17/98	Phoenix/No. 43rd	-	380	886	686	-	379	1,573	1,952	849
3/17/98	Phoenix / Black Canyon	-	380	886	297	-	379	1,184	1,563	630
3/17/98	Phoenix/Black Canyon	-	136	317	241	-	136	558	694	364
3/17/98	Nesconset / Southern	-	1,423	3,321	410	-	1,423	3,731	5,154	1,841
4/1/98	St. Louis / Hwy. 141	-	659	1,628	4,625	-	1,344	5,568	6,912	2,437

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

4/1/98	Island Park / Austin	-	2,313	3,015	(286)	-	1,373	3,669	5,042	1,814
4/1/98	Akron / Brittain Rd.	-	275	2,248	201	-	669	2,055	2,724	833
4/1/98	Patchogue/W.Sunrise	-	936	2,184	326	-	936	2,510	3,446	1,281
4/1/98	Havertown/West Chester	-	1,254	2,926	212	-	1,249	3,143	4,392	1,574
4/1/98	Schiller Park/River	-	568	1,390	168	-	568	1,558	2,126	815
4/1/98	Chicago / Cuyler	-	1,400	2,695	259	-	1,400	2,954	4,354	1,577
4/1/98	Chicago Heights/West	-	468	1,804	239	-	468	2,043	2,511	1,088
4/1/98	Arlington Hts/University	-	670	3,004	237	-	670	3,241	3,911	1,632
4/1/98	Cicero / Ogden	-	1,678	2,266	377	-	1,677	2,644	4,321	1,472
4/1/98	Chicago/W. Howard St.	-	974	2,875	421	-	973	3,297	4,270	1,777
4/1/98	Chicago/N. Western Ave	-	1,453	3,205	364	-	1,453	3,569	5,022	1,859
4/1/98	Chicago/Northwest Hwy	-	925	2,412	130	-	925	2,542	3,467	1,294
4/1/98	Chicago/N. Wells St.	-	1,446	2,828	226	-	1,446	3,054	4,500	1,557
4/1/98	Chicago / Pulaski Rd.	-	1,276	2,858	208	-	1,276	3,066	4,342	1,563
4/1/98	Artesia / Artesia	-	625	1,419	213	-	625	1,632	2,257	911
4/1/98	Arcadia / Lower Azusa	-	821	1,369	296	-	821	1,665	2,486	1,018
4/1/98	Manassas / Centreville	-	405	2,137	407	-	405	2,544	2,949	1,525
4/1/98	La Downtwn/10 Fwy	-	1,608	3,358	292	-	1,607	3,651	5,258	2,138
4/1/98	Bellevue / Northup	-	1,232	3,306	631	-	1,231	3,938	5,169	2,347
4/1/98	Hollywood/Cole & Wilshire	-	1,590	1,785	169	-	1,590	1,954	3,544	1,122
4/1/98	Atlanta/John Wesley	-	1,233	1,665	453	-	1,233	2,118	3,351	1,220
4/1/98	Montebello/S. Maple	-	1,274	2,299	157	-	1,273	2,457	3,730	1,421
4/1/98	Lake City/Forest Park	-	248	1,445	180	-	248	1,625	1,873	933
4/1/98	Baltimore / W. Patap	-	403	2,650	227	-	402	2,878	3,280	1,642
4/1/98	Fraser/Groesbeck Hwy	-	368	1,796	178	-	368	1,974	2,342	1,100
4/1/98	Vallejo / Mini Drive	-	560	1,803	142	-	560	1,945	2,505	1,100
4/1/98	San Diego/54th & Euclid	-	952	2,550	410	-	952	2,960	3,912	1,797
4/1/98	Miami / 5th Street	-	2,327	3,234	338	-	2,327	3,572	5,899	2,164
4/1/98	Silver Spring/Hill	-	922	2,080	235	-	921	2,316	3,237	1,401
4/1/98	Chicago/E. 95th St.	-	397	2,357	224	-	397	2,581	2,978	1,582
4/1/98	Chicago / S. Harlem	-	791	1,424	171	-	791	1,595	2,386	961
4/1/98	St. Charles /Highway	-	623	1,501	238	-	623	1,739	2,362	1,079
4/1/98	Chicago/Burr Ridge Rd.	-	421	2,165	351	-	421	2,516	2,937	1,523
4/1/98	Yonkers / Route 9a	-	1,722	3,823	442	-	1,721	4,266	5,987	2,558
4/1/98	Silverlake/Glendale	-	2,314	5,481	333	-	2,313	5,815	8,128	3,485
4/1/98	Chicago/Harlem Ave	-	1,430	3,038	336	-	1,430	3,374	4,804	1,993
4/1/98	Bethesda / Butler Rd	-	1,146	2,509	112	-	1,146	2,621	3,767	1,517

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

4/1/98	Dundalk / Wise Ave	-	447	2,005	244	-	447	2,249	2,696	1,305
4/1/98	St. Louis / Hwy. 141	-	659	1,628	97	-	659	1,725	2,384	1,084
4/1/98	Island Park / Austin	-	2,313	3,015	348	-	2,313	3,363	5,676	2,127
4/1/98	Dallas / Kingsly	-	1,095	1,712	226	-	1,095	1,938	3,033	1,106
5/1/98	Berkeley / 2nd St.	-	1,914	4,466	6,920	-	1,837	11,463	13,300	3,518
5/8/98	Cleveland / W. 117th	-	930	2,277	406	-	930	2,683	3,613	1,371
5/8/98	La /Venice Blvd	-	1,470	3,599	166	-	1,470	3,765	5,235	1,826
5/8/98	Aurora / Farnsworth	-	960	2,350	160	-	960	2,510	3,470	1,212
5/8/98	Santa Rosa / Hopper	-	1,020	2,497	221	-	1,020	2,718	3,738	1,330
5/8/98	Golden Valley / Winn	-	630	1,542	229	-	630	1,771	2,401	896
5/8/98	St. Louis / Benham	-	810	1,983	255	-	810	2,238	3,048	1,126
5/8/98	Chicago / S. Chicago	-	840	2,057	236	-	840	2,293	3,133	1,132
10/1/98	El Segundo / Sepulveda	-	6,586	5,795	454	-	6,584	6,251	12,835	3,016
10/1/98	Atlanta / Memorial Dr.	-	414	2,239	363	-	414	2,602	3,016	1,341
10/1/98	Chicago / W. 79th St	-	861	2,789	362	-	861	3,151	4,012	1,620
10/1/98	Chicago / N. Broadway	-	1,918	3,824	548	-	1,917	4,373	6,290	2,171
10/1/98	Dallas / Greenville	-	1,933	2,892	207	-	1,933	3,099	5,032	1,497
10/1/98	Tacoma / Orchard	-	358	1,987	233	-	358	2,220	2,578	1,095
10/1/98	St. Louis / Gravois	-	312	2,327	406	-	312	2,733	3,045	1,371
10/1/98	White Bear Lake	-	578	2,079	256	-	578	2,335	2,913	1,187
10/1/98	Santa Cruz / Soquel	-	832	2,385	166	-	832	2,551	3,383	1,246
10/1/98	Coon Rapids / Hwy 10	-	330	1,646	199	-	330	1,845	2,175	906
10/1/98	Oxnard / Hueneme Rd	-	923	3,925	257	-	923	4,182	5,105	2,055
10/1/98	Vancouver/ Millplain	-	343	2,000	160	-	342	2,161	2,503	1,041
10/1/98	Tigard / Mc Ewan	-	597	1,652	109	-	597	1,761	2,358	857
10/1/98	Griffith / Cline	-	299	2,118	163	-	299	2,281	2,580	1,096
10/1/98	Miami / Sunset Drive	-	1,656	2,321	1,757	-	2,266	3,468	5,734	1,614
10/1/98	Farmington / 9 Mile	-	580	2,526	366	-	580	2,892	3,472	1,415
10/1/98	Los Gatos / University	-	2,234	3,890	293	-	2,234	4,183	6,417	1,996
10/1/98	N. Hollywood	-	1,484	3,143	130	-	1,483	3,274	4,757	1,566
10/1/98	Petaluma / Transport	-	460	1,840	4,978	-	857	6,421	7,278	2,408
10/1/98	Chicago / 111th	-	341	2,898	2,354	-	431	5,162	5,593	2,119
10/1/98	Upper Darby / Market	-	808	5,011	494	-	807	5,506	6,313	2,594
10/1/98	San Jose / Santa	-	966	3,870	176	-	966	4,046	5,012	1,930
10/1/98	San Diego / Morena	-	3,173	5,469	305	-	3,172	5,775	8,947	2,768
10/1/98	Brooklyn /Rockaway Ave	-	6,272	9,691	6,695	-	7,336	15,322	22,658	5,226
10/1/98	Revere / Charger St	-	1,997	3,727	664	-	1,996	4,392	6,388	2,222

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/1/98	Las Vegas / E. Charles	-	602	2,545	340	-	602	2,885	3,487	1,478
10/1/98	Laurel / Baltimore Ave	-	1,899	4,498	264	-	1,898	4,763	6,661	2,295
10/1/98	East La/Figueroa & 4th	-	1,213	2,689	175	-	1,213	2,864	4,077	1,365
10/1/98	Oldsmar / Tampa Road	-	760	2,154	2,876	-	1,049	4,741	5,790	2,027
10/1/98	Ft. Lauderdale /S.W.	-	1,046	2,928	325	-	1,045	3,254	4,299	1,642
10/1/98	Miami / Nw 73rd St	-	1,050	3,064	224	-	1,049	3,289	4,338	1,635
12/9/98	Miami / Nw 115th Ave	-	1,095	2,349	4,956	-	1,185	7,215	8,400	1,894
1/1/99	New Orleans/St.Charles	-	1,463	2,634	(289)	-	1,039	2,769	3,808	1,433
1/6/99	Brandon / E. Brandon Blvd	-	1,560	3,695	154	-	1,560	3,849	5,409	1,622
3/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	414	-	1,687	4,354	6,041	2,169
3/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	457	-	699	2,088	2,787	1,012
3/12/99	St. Ann / Maryland Heights	-	1,035	2,414	469	-	1,034	2,884	3,918	1,389
3/12/99	Florissant / N. Hwy 67	-	971	2,265	319	-	970	2,585	3,555	1,272
3/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	576	-	1,177	3,325	4,502	1,726
3/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	666	-	1,144	3,336	4,480	1,741
3/12/99	St. Louis / Airport	-	785	1,833	302	-	785	2,135	2,920	1,083
3/12/99	St. Louis/ S.Third St	-	1,096	2,557	180	-	1,096	2,737	3,833	1,258
3/12/99	Kansas City / E. 47th St.	-	610	1,424	226	-	610	1,650	2,260	805
3/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	382	-	1,134	3,027	4,161	1,402
3/12/99	Kansas City / James A. Reed Rd	-	749	1,748	171	-	749	1,919	2,668	888
3/12/99	Independence / 291	-	871	2,032	211	-	871	2,243	3,114	1,055
3/12/99	Raytown / Woodson Rd	-	915	2,134	214	-	914	2,349	3,263	1,072
3/12/99	Kansas City / 34th Main Street	-	114	2,599	827	-	114	3,426	3,540	1,703
3/12/99	Columbia / River Dr	-	671	1,566	344	-	671	1,910	2,581	962
3/12/99	Columbia / Buckner Rd	-	714	1,665	426	-	713	2,092	2,805	1,098
3/12/99	Columbia / Decker Park Rd	-	605	1,412	142	-	605	1,554	2,159	743
3/12/99	Columbia / Rosewood Dr	-	777	1,814	144	-	777	1,958	2,735	908
3/12/99	W. Columbia / Orchard Dr.	-	272	634	235	-	272	869	1,141	476
3/12/99	W. Columbia / Airport Blvd	-	493	1,151	273	-	493	1,424	1,917	701
3/12/99	Greenville / Whitehorse Rd	-	882	2,058	262	-	882	2,320	3,202	1,085
3/12/99	Greenville / Woods Lake Rd	-	364	849	206	-	364	1,055	1,419	521
3/12/99	Mauldin / N. Main Street	-	571	1,333	286	-	571	1,619	2,190	787
3/12/99	Simpsonville / Grand View Dr	-	582	1,358	177	-	573	1,544	2,117	734
3/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	219	-	650	1,736	2,386	815
3/12/99	Charleston/Ashley Phosphate	-	839	1,950	373	-	823	2,339	3,162	1,130
3/12/99	N. Charleston / Dorchester Rd	-	380	886	208	-	379	1,095	1,474	537
3/12/99	N. Charleston / Dorchester	-	487	1,137	286	-	487	1,423	1,910	699

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	167	-	555	1,463	2,018	701
3/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	238	-	1,279	3,223	4,502	1,497
3/12/99	Columbia / Plumbers Rd	-	368	858	284	-	368	1,142	1,510	566
3/12/99	Greenville / Pineknoll Rd	-	927	2,163	254	-	927	2,417	3,344	1,168
3/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	63	-	826	3,172	3,998	1,493
3/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	638	-	480	1,935	2,415	1,033
3/12/99	Charleston / Ashley River Rd	-	1,114	2,581	270	-	1,108	2,857	3,965	1,363
3/12/99	Columbia / Broad River	-	1,463	3,413	446	-	1,462	3,860	5,322	1,850
3/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	280	-	736	1,998	2,734	920
3/12/99	Charlotte / North Tryon St.	-	708	1,653	641	-	708	2,294	3,002	1,246
3/12/99	Charlotte / South Blvd	-	641	1,496	272	-	641	1,768	2,409	866
3/12/99	Kannapolis / Oregon St	-	463	1,081	250	-	463	1,331	1,794	646
3/12/99	Durham / E. Club Blvd	-	947	2,209	233	-	946	2,443	3,389	1,163
3/12/99	Durham / N. Duke St.	-	769	1,794	206	-	769	2,000	2,769	948
3/12/99	Raleigh / Maitland Dr	-	679	1,585	346	-	679	1,931	2,610	945
3/12/99	Greensboro / O'henry Blvd	-	577	1,345	482	-	576	1,828	2,404	953
3/12/99	Gastonia / S. York Rd	-	467	1,089	266	-	466	1,356	1,822	682
3/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	591	-	1,102	3,163	4,265	1,593
3/12/99	Pensacola / Brent Lane	-	402	938	(57)	-	228	1,055	1,283	544
3/12/99	Pensacola / Creighton Road	-	454	1,060	251	-	454	1,311	1,765	692
3/12/99	Jacksonville / Park Avenue	-	905	2,113	328	-	905	2,441	3,346	1,115
3/12/99	Jacksonville / Phillips Hwy	-	665	1,545	510	-	663	2,057	2,720	965
3/12/99	Clearwater / Highland Ave	-	724	1,690	310	-	724	2,000	2,724	1,008
3/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	404	-	892	2,485	3,377	1,170
3/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	334	-	1,228	3,202	4,430	1,521
3/12/99	Casselberry Ii	-	1,160	2,708	321	-	1,160	3,029	4,189	1,407
3/12/99	Miami / Nw 14th Street	-	1,739	4,058	235	-	1,739	4,293	6,032	2,002
3/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	445	-	1,179	3,196	4,375	1,632
3/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(219)	-	834	1,726	2,560	888
3/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	350	-	1,037	2,770	3,807	1,310
3/12/99	Orlando / South Semoran	-	565	1,319	110	-	565	1,429	1,994	676
3/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	422	-	1,278	3,404	4,682	1,682
3/12/99	Miami / Nw 7th Ave	-	783	1,827	3,199	-	785	5,024	5,809	992
3/12/99	Vero Beach / Us Hwy 1	-	678	1,583	183	-	678	1,766	2,444	891
3/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	819	-	745	3,568	4,313	1,740
3/12/99	Miami Lakes / Nw 153rd St.	-	425	992	270	-	425	1,262	1,687	557
3/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	128	-	1,843	4,431	6,274	2,005

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/12/99	Apopka / S. Orange Blossom	-	307	717	304	-	307	1,021	1,328	529
3/12/99	Davie / University	-	313	4,379	670	-	313	5,049	5,362	2,303
3/12/99	Arlington / Division	-	998	2,328	245	-	997	2,574	3,571	1,122
3/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	333	-	1,477	3,780	5,257	1,778
3/12/99	Carrollton / Trinity Mills West	-	530	1,237	126	-	530	1,363	1,893	641
3/12/99	Houston / Wallisville Rd.	-	744	1,736	243	-	744	1,979	2,723	907
3/12/99	Houston / Fondren South	-	647	1,510	222	-	647	1,732	2,379	816
3/12/99	Houston / Addicks Satsuma	-	409	954	300	-	409	1,254	1,663	569
3/12/99	Addison / Inwood Road	-	1,204	2,808	182	-	1,203	2,991	4,194	1,320
3/12/99	Garland / Jackson Drive	-	755	1,761	174	-	754	1,936	2,690	876
3/12/99	Garland / Buckingham Road	-	492	1,149	197	-	492	1,346	1,838	641
3/12/99	Houston / South Main	-	1,461	3,409	307	-	1,460	3,717	5,177	1,705
3/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	280	-	1,516	3,820	5,336	1,755
3/12/99	Houston / Bingle Road	-	576	1,345	390	-	576	1,735	2,311	803
3/12/99	Houston / Mangum Road	-	737	1,719	425	-	737	2,144	2,881	1,044
3/12/99	Houston / Hayes Road	-	916	2,138	154	-	916	2,292	3,208	1,086
3/12/99	Katy / Dominion Drive	-	995	2,321	85	-	994	2,407	3,401	1,078
3/12/99	Houston / Fm 1960 West	-	513	1,198	348	-	513	1,546	2,059	741
3/12/99	Webster / Fm 528 Road	-	756	1,764	158	-	756	1,922	2,678	874
3/12/99	Houston / Loch Katrine Lane	-	580	1,352	229	-	579	1,582	2,161	745
3/12/99	Houston / Milwee St.	-	779	1,815	378	-	778	2,194	2,972	1,017
3/12/99	Lewisville / Highway 121	-	688	1,605	204	-	688	1,809	2,497	859
3/12/99	Richardson / Central Expressway	-	465	1,085	226	-	465	1,311	1,776	607
3/12/99	Houston / Hwy 6 South	-	569	1,328	150	-	569	1,478	2,047	680
3/12/99	Houston / Westheimer West	-	1,075	2,508	102	-	1,074	2,611	3,685	1,159
3/12/99	Ft. Worth / Granbury Road	-	763	1,781	193	-	763	1,974	2,737	870
3/12/99	Houston / New Castle	-	2,346	5,473	1,385	-	2,345	6,859	9,204	2,941
3/12/99	Dallas / Inwood Road	-	1,478	3,448	158	-	1,477	3,607	5,084	1,638
3/12/99	Fort Worth / Loop 820 North	-	729	1,702	404	-	729	2,106	2,835	995
3/12/99	Arlington / Cooper St	-	779	1,818	167	-	779	1,985	2,764	918
3/12/99	Webster / Highway 3	-	677	1,580	187	-	677	1,767	2,444	780
3/12/99	Augusta / Peach Orchard Rd	-	860	2,007	413	-	860	2,420	3,280	1,199
3/12/99	Martinez / Old Petersburg Rd	-	407	950	250	-	407	1,200	1,607	627
3/12/99	Jonesboro / Tara Blvd	-	785	1,827	455	-	783	2,284	3,067	1,104
3/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	340	-	2,170	5,407	7,577	2,497
3/12/99	Decatur / N Decatur Rd	-	933	2,177	333	-	933	2,510	3,443	1,230
3/12/99	Douglasville / Westmoreland	-	453	1,056	274	-	452	1,331	1,783	697

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/12/99	Doraville / Mcelroy Rd	-	827	1,931	313	-	827	2,244	3,071	1,122
3/12/99	Roswell / Alpharetta	-	1,772	4,135	289	-	1,772	4,424	6,196	2,039
3/12/99	Douglasville / Duralee Lane	-	533	1,244	223	-	533	1,467	2,000	721
3/12/99	Douglasville / Highway 5	-	804	1,875	594	-	803	2,470	3,273	1,329
3/12/99	Forest Park / Jonesboro	-	659	1,537	251	-	658	1,789	2,447	885
3/12/99	Marietta / Whitlock	-	1,016	2,370	233	-	1,015	2,604	3,619	1,242
3/12/99	Marietta / Cobb	-	727	1,696	518	-	727	2,214	2,941	1,191
3/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	239	-	1,142	2,909	4,051	1,370
3/12/99	Norcross / Dawson Blvd	-	1,232	2,874	520	-	1,231	3,395	4,626	1,692
3/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	523	-	889	2,599	3,488	1,362
3/12/99	Decatur / Covington	-	1,764	4,116	248	-	1,763	4,365	6,128	2,012
3/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	209	-	1,075	2,718	3,793	1,248
3/12/99	Alpharetta / N. Main St	-	1,240	2,893	191	-	1,240	3,084	4,324	1,399
3/12/99	Atlanta / Bolton Rd	-	866	2,019	233	-	865	2,253	3,118	1,073
3/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	218	-	1,074	2,727	3,801	1,284
3/12/99	Kennesaw / Rutledge Road	-	803	1,874	431	-	803	2,305	3,108	1,190
3/12/99	Lawrenceville / Buford Dr.	-	256	597	123	-	256	720	976	356
3/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	231	-	1,320	3,312	4,632	1,545
3/12/99	Chicago / W. Jarvis Ave	-	313	731	127	-	313	858	1,171	407
3/12/99	Chicago / N. Broadway St	-	535	1,249	325	-	535	1,574	2,109	837
3/12/99	Carol Stream / Phillips Court	-	829	1,780	152	-	782	1,979	2,761	901
3/12/99	Winfield / Roosevelt Road	-	1,109	2,587	325	-	1,108	2,913	4,021	1,372
3/12/99	Schaumburg / S. Roselle Road	-	659	1,537	225	-	659	1,762	2,421	794
3/12/99	Tinley Park / Brennan Hwy	-	771	1,799	285	-	771	2,084	2,855	1,000
3/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	533	-	1,333	3,644	4,977	1,727
3/12/99	Mobile / Hillcrest Road	-	554	1,293	206	-	554	1,499	2,053	736
3/12/99	Mobile / Azalea Road	-	517	1,206	768	-	517	1,974	2,491	798
3/12/99	Mobile / Moffat Road	-	537	1,254	331	-	537	1,585	2,122	785
3/12/99	Mobile / Grelot Road	-	804	1,877	278	-	804	2,155	2,959	1,026
3/12/99	Mobile / Government Blvd	-	407	950	303	-	407	1,253	1,660	635
3/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	581	-	1,092	3,129	4,221	1,534
3/12/99	Louisville / Breckenridge Lane	-	581	1,356	171	-	581	1,527	2,108	704
3/12/99	Louisville	-	554	1,292	200	-	553	1,493	2,046	718
3/12/99	Louisville / Poplar Level	-	463	1,080	234	-	463	1,314	1,777	650
3/12/99	Chesapeake / Western Branch	-	1,274	2,973	292	-	1,274	3,265	4,539	1,538
3/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,465	-	1,635	8,331	9,966	2,705
3/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	216	-	1,270	3,220	4,490	1,515

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/12/99	Manassas / Sudley Road	-	776	1,810	234	-	776	2,044	2,820	1,023
3/12/99	Longmont / Wedgewood Ave	-	717	1,673	155	-	717	1,828	2,545	846
3/12/99	Fort Collins / So.College Ave	-	745	1,739	318	-	745	2,057	2,802	961
3/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	575	-	620	2,021	2,641	945
3/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	266	-	1,215	3,104	4,319	1,441
3/12/99	Denver / So. Clinton St.	-	462	1,609	202	-	462	1,811	2,273	817
3/12/99	Denver / Washington St.	-	795	1,846	497	-	792	2,346	3,138	1,143
3/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	141	-	1,352	3,296	4,648	1,476
3/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	420	-	809	2,310	3,119	1,081
3/12/99	Arvada / 64th Ave	-	671	1,566	133	-	671	1,699	2,370	792
3/12/99	Golden / Simms Street	-	918	2,143	567	-	918	2,710	3,628	1,323
3/12/99	Lawrence / Haskell Ave	-	636	1,484	230	-	636	1,714	2,350	828
3/12/99	Overland Park / Hemlock St	-	1,168	2,725	246	-	1,168	2,971	4,139	1,356
3/12/99	Lenexa / Long St.	-	720	1,644	112	-	709	1,767	2,476	794
3/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	176	-	570	1,507	2,077	737
3/12/99	Mission / Foxridge Dr	-	1,657	3,864	278	-	1,656	4,143	5,799	1,907
3/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	657	-	1,357	3,825	5,182	1,962
3/12/99	Columbus / Morse Road	-	1,415	3,302	1,137	-	1,415	4,439	5,854	2,339
3/12/99	Milford / Branch Hill	-	527	1,229	2,540	-	527	3,769	4,296	1,449
3/12/99	Fairfield / Dixie	-	519	1,211	311	-	519	1,522	2,041	683
3/12/99	Cincinnati / Western Hills	-	758	1,769	322	-	758	2,091	2,849	999
3/12/99	Austin / N. Mopac Expressway	-	865	2,791	152	-	865	2,943	3,808	1,251
3/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	414	-	1,390	3,730	5,120	1,720
3/12/99	Kennedale/Bowman Sprgs	-	425	991	143	-	425	1,134	1,559	530
3/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	606	-	1,123	3,229	4,352	1,470
3/12/99	St. Louis/S. Third St	-	206	480	15	-	206	495	701	220
3/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	247	-	521	1,464	1,985	702
3/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	411	-	851	2,397	3,248	1,224
3/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	265	-	934	2,446	3,380	1,177
3/12/99	North Miami Beach / 69th St	-	1,594	3,720	510	-	1,594	4,230	5,824	1,992
3/12/99	Miami Beach / Dade Blvd	-	962	2,245	351	-	962	2,596	3,558	1,314
3/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	413	-	1,684	4,343	6,027	2,036
3/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,384	-	1,293	4,404	5,697	2,111
3/12/99	Kansas City / State Ave	-	645	1,505	333	-	645	1,838	2,483	922
3/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	208	-	712	1,872	2,584	914
3/12/99	Waukesha / Foster Court	-	765	1,785	216	-	765	2,001	2,766	939
3/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	49	-	1,034	2,661	3,695	1,449

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/12/99	St. Charles / E. Main St.	-	951	2,220	(262)	-	801	2,108	2,909	1,201
3/12/99	Chicago / West 47th St.	-	705	1,645	115	-	705	1,760	2,465	815
3/12/99	Carol Stream / S. Main Place	-	1,320	3,079	374	-	1,319	3,454	4,773	1,653
3/12/99	Carpentersville /N. Western Ave	-	911	2,120	212	-	909	2,334	3,243	1,087
3/12/99	Elgin / E. Chicago St.	-	570	2,163	123	-	570	2,286	2,856	1,032
3/12/99	Elgin / Big Timber Road	-	1,347	3,253	678	-	1,347	3,931	5,278	1,757
3/12/99	Chicago / S. Pulaski Road	-	-	2,576	370	-	-	2,946	2,946	1,104
3/12/99	Aurora / Business 30	-	900	2,097	259	-	899	2,357	3,256	1,122
3/12/99	Streamwood / Old Church Road	-	855	1,991	95	-	853	2,088	2,941	954
3/12/99	Mt. Prospect / Central Road	-	802	1,847	602	-	795	2,456	3,251	1,239
3/12/99	Geneva / Gary Ave	-	1,072	2,501	250	-	1,072	2,751	3,823	1,252
3/12/99	Naperville / Lasalle Ave	-	1,501	3,502	133	-	1,500	3,636	5,136	1,658
3/31/99	Forest Park	-	270	3,378	4,454	-	270	7,832	8,102	3,511
4/1/99	Fresno	-	44	206	(169)	804	193	692	885	329
5/1/99	Stockton	-	151	402	(2)	2,017	590	1,978	2,568	878
6/30/99	Winter Park/N. Semor	-	342	638	434	728	427	1,715	2,142	619
6/30/99	N. Richland Hills	-	455	769	374	832	568	1,862	2,430	771
6/30/99	Rolling Meadows/Lois	-	441	849	505	898	551	2,142	2,693	894
6/30/99	Gresham/Burnside	-	354	544	241	627	441	1,325	1,766	544
6/30/99	Jacksonville/University	-	211	741	312	700	263	1,701	1,964	690
6/30/99	Irving/W. Airport	-	419	960	250	857	524	1,962	2,486	750
6/30/99	Houston/Highway 6 So.	-	751	1,006	1,081	1,057	936	2,959	3,895	1,220
6/30/99	Concord/Arnold	-	827	1,553	609	1,874	1,031	3,832	4,863	1,622
6/30/99	Rockville/Gude Drive	-	602	768	6,359	880	751	7,858	8,609	1,572
6/30/99	Bradenton/Cortez Road	-	476	885	488	906	588	2,167	2,755	946
6/30/99	San Antonio/Nw Loop	-	511	786	350	855	638	1,864	2,502	702
6/30/99	Anaheim / La Palma	-	1,378	851	328	1,221	1,720	2,058	3,778	764
6/30/99	Spring Valley/Sweetwater	-	271	380	5,074	416	356	5,785	6,141	1,357
6/30/99	Ft. Myers/Tamiami	-	948	962	437	1,208	1,184	2,371	3,555	964
6/30/99	Littleton/Centennial	-	421	804	379	812	526	1,890	2,416	838
6/30/99	Newark/Cedar Blvd	-	729	971	503	1,067	910	2,360	3,270	1,054
6/30/99	Falls Church/Columbia	-	901	975	357	1,141	1,126	2,248	3,374	965
6/30/99	Fairfax / Lee Highway	-	586	1,078	406	1,106	732	2,444	3,176	1,087
6/30/99	Wheat Ridge / W. 44th	-	480	789	344	831	599	1,845	2,444	817
6/30/99	Huntington Bch/Gotham	-	952	890	395	1,130	1,189	2,178	3,367	933
6/30/99	Fort Worth/McCart	-	372	942	256	703	464	1,809	2,273	559
6/30/99	San Diego/Clairemont	-	1,601	2,035	533	2,034	1,999	4,204	6,203	1,803

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

6/30/99	Houston/Millridge N.	-	1,160	1,983	582	2,433	1,449	4,709	6,158	1,930
6/30/99	Woodbridge/Jefferson	-	840	1,689	395	1,446	1,048	3,322	4,370	1,080
6/30/99	Mountainside	-	1,260	1,237	2,686	1,523	1,594	5,112	6,706	1,448
6/30/99	Woodbridge / Davis	-	1,796	1,623	711	1,996	2,243	3,883	6,126	1,779
6/30/99	Huntington Beach	-	1,026	1,437	232	1,450	1,282	2,863	4,145	1,202
6/30/99	Edison / Old Post Rd	-	498	1,267	407	1,175	621	2,726	3,347	1,190
6/30/99	Northridge/Parthenia	-	1,848	1,486	317	1,839	2,307	3,183	5,490	1,280
6/30/99	Brick Township/Brick	-	590	1,431	365	1,364	736	3,014	3,750	1,200
6/30/99	Stone Mountain/Rock	-	1,233	288	401	852	1,540	1,234	2,774	471
6/30/99	Hyattsville	-	768	2,186	365	1,919	959	4,279	5,238	1,785
6/30/99	Union City / Alvarado	-	992	1,776	281	1,690	1,239	3,500	4,739	1,421
6/30/99	Oak Park / Greenfield	-	621	1,735	314	1,490	774	3,386	4,160	1,425
6/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	301	2,370	2,180	4,620	6,800	1,816
7/1/99	Pantego/W. Pioneer Pkwy	-	432	1,228	201	-	432	1,429	1,861	456
7/1/99	Nashville/Lafayette St	-	486	1,135	828	-	486	1,963	2,449	786
7/1/99	Nashville/Metroplex Dr	-	380	886	307	-	379	1,194	1,573	601
7/1/99	Madison / Myatt Dr	-	441	1,028	144	-	441	1,172	1,613	562
7/1/99	Hixson / Highway 153	-	488	1,138	375	-	487	1,514	2,001	779
7/1/99	Hixson / Gadd Rd	-	207	484	518	-	207	1,002	1,209	606
7/1/99	Red Bank / Harding Rd	-	452	1,056	358	-	452	1,414	1,866	742
7/1/99	Nashville/Welshwood Dr	-	934	2,179	351	-	934	2,530	3,464	1,219
7/1/99	Madison/Williams Ave	-	1,318	3,076	987	-	1,318	4,063	5,381	2,081
7/1/99	Nashville/Mcnally Dr	-	884	2,062	878	-	884	2,940	3,824	1,452
7/1/99	Hermitage/Central Ct	-	646	1,508	239	-	646	1,747	2,393	845
7/1/99	Antioch/Cane Ridge Rd	-	353	823	382	-	352	1,206	1,558	574
9/1/99	Charlotte / Ashley Road	-	664	1,551	179	-	651	1,743	2,394	826
9/1/99	Raleigh / Capital Blvd	-	927	2,166	343	-	908	2,528	3,436	1,175
9/1/99	Charlotte / South Blvd.	-	734	1,715	127	-	719	1,857	2,576	848
9/1/99	Greensboro/W.Market St.	-	603	1,409	79	-	590	1,501	2,091	708
10/8/99	Belmont / O'neill Ave	-	869	4,659	195	-	877	4,846	5,723	2,176
10/11/99	Matthews	-	937	3,165	307	1,665	1,499	4,575	6,074	1,582
11/15/99	Poplar, Memphis	-	1,631	3,093	330	2,201	2,377	4,878	7,255	1,624
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	378	-	1,877	4,707	6,584	2,069
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	3	-	1,195	3,677	4,872	1,557
12/30/99	Santa Anna	-	2,657	3,293	484	3,083	3,704	5,813	9,517	1,856
1/21/00	Hanover Park	-	262	3,104	85	-	256	3,195	3,451	1,260
1/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	221	1,237	1,301	4,065	5,366	1,447

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

1/31/00	Rowland Heights/Walnut	-	681	1,589	116	-	687	1,699	2,386	744
2/8/00	Lewisville / Justin Rd	-	529	2,919	2,693	1,585	1,679	6,047	7,726	1,786
2/28/00	Plano / Avenue K	-	2,064	10,407	1,891	-	1,220	13,142	14,362	7,372
4/1/00	Hyattsville/Edmonson	-	1,036	2,657	120	-	1,036	2,777	3,813	1,147
4/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	391	1,621	1,311	5,843	7,154	2,040
5/2/00	Mill Valley	-	1,412	3,294	(308)	-	1,283	3,115	4,398	1,322
5/2/00	Culver City	-	2,439	5,689	6,411	-	2,221	12,318	14,539	4,429
5/26/00	Phoenix/N. 35th Ave	-	868	2,967	90	-	867	3,058	3,925	681
6/5/00	Mount Sinai / Route 25a	-	950	3,338	328	1,923	1,599	4,940	6,539	1,627
6/15/00	Pinellas Park	-	526	2,247	296	1,100	887	3,282	4,169	1,021
6/30/00	San Antonio/Broadway St	-	1,131	4,558	1,324	-	1,130	5,883	7,013	2,193
7/13/00	Lincolnwood	-	1,598	3,727	354	-	1,612	4,067	5,679	1,873
7/17/00	La Palco/New Orleans	-	1,023	3,204	260	1,709	1,609	4,587	6,196	1,404
7/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	329	-	1,761	4,843	6,604	1,991
8/1/00	Pineville	-	2,197	3,417	395	2,262	2,964	5,307	8,271	1,739
8/23/00	Morris Plains	-	1,501	4,300	700	3,596	2,719	7,378	10,097	2,173
8/31/00	Florissant/New Halls Fry	-	800	4,225	119	-	807	4,337	5,144	1,766
8/31/00	Orange, CA	-	661	1,542	6,130	-	667	7,666	8,333	1,857
9/1/00	Bayshore, NY	-	1,277	2,980	1,809	-	1,533	4,533	6,066	1,804
9/1/00	Los Angeles, CA	-	590	1,376	618	-	707	1,877	2,584	876
9/13/00	Merrillville	-	343	2,474	219	1,449	832	3,653	4,485	1,161
9/15/00	Gardena / W. El Segundo	-	1,532	3,424	178	-	1,531	3,603	5,134	1,300
9/15/00	Chicago / Ashland Avenue	-	850	4,880	1,150	-	849	6,031	6,880	2,337
9/15/00	Oakland / Macarthur	-	678	2,751	333	-	678	3,084	3,762	1,135
9/15/00	Alexandria / Pickett Ii	-	2,743	6,198	464	-	2,742	6,663	9,405	2,405
9/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	191	-	1,062	2,767	3,829	1,010
9/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	202	-	1,078	3,116	4,194	1,135
9/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	338	-	2,423	5,284	7,707	1,910
9/15/00	Evanston / Greenbay	-	846	4,436	320	-	846	4,756	5,602	1,681
9/15/00	Los Angeles / Coliseum	-	3,109	4,013	240	-	3,108	4,254	7,362	1,488
9/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,129	-	2,898	6,587	9,485	2,338
9/15/00	Northport / Fort Salonga Road	-	2,999	5,698	676	-	2,998	6,375	9,373	2,352
9/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,316	-	3,491	7,343	10,834	2,467
9/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	263	-	937	4,462	5,399	1,567
9/15/00	Tampa/Gunn Hwy	-	1,843	4,300	146	-	1,842	4,447	6,289	1,728
9/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,128	-	2,238	12,541	14,779	5,616
9/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,454	-	628	4,836	5,464	1,801

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

9/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,719	-	1,711	6,873	8,584	2,472
11/15/00	Largo/Missouri	-	1,092	4,270	314	2,215	1,838	6,053	7,891	1,955
11/21/00	St. Louis/Wilson	-	1,608	3,913	1,944	-	1,627	5,838	7,465	2,109
12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,654)	-	1,500	4,427	5,927	1,227
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	29	-	1,618	3,959	5,577	1,398
12/21/00	Houston/Main St	-	1,681	3,924	238	-	1,683	4,160	5,843	1,439
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	145	-	2,037	4,893	6,930	1,716
12/29/00	Chicago	-	1,946	6,002	71	-	1,949	6,070	8,019	2,222
12/30/00	Raleigh/Glenwood	-	1,545	3,628	144	-	1,559	3,758	5,317	1,482
12/30/00	Frazier	-	800	3,324	50	-	800	3,374	4,174	1,140
1/5/01	Troy/E. Big Beaver Rd	-	2,195	4,221	294	1,846	2,820	5,736	8,556	1,781
1/11/01	Ft Lauderdale	-	954	3,972	451	2,183	1,745	5,815	7,560	1,803
1/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,634	-	2,200	9,049	11,249	2,557
1/18/01	Tuscon/E. Speedway	-	735	2,895	217	1,066	1,095	3,818	4,913	1,259
1/25/01	Lombard/Finley	-	851	3,806	450	2,112	1,564	5,655	7,219	1,786
3/15/01	Los Angeles/West Pico	-	8,579	8,630	2,604	-	8,607	11,206	19,813	3,943
4/1/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,091	-	1,331	13,445	14,776	4,476
4/7/01	Farmingdale/Rte 110	-	2,364	5,807	1,891	-	1,778	8,284	10,062	2,466
4/17/01	Philadelphia/Aramingo	-	968	4,539	63	-	968	4,602	5,570	1,617
4/18/01	Largo/Walsingham Road	-	1,000	3,545	(204)	-	799	3,542	4,341	1,264
6/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,825	-	2,359	6,455	8,814	1,971
6/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,075	-	1,065	7,466	8,531	2,276
6/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	60	-	954	3,844	4,798	1,342
6/26/01	Middletown	-	1,535	4,258	489	2,258	2,295	6,245	8,540	1,812
7/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,666	-	2,730	8,642	11,372	2,575
8/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	92	-	1,050	2,545	3,595	884
9/30/01	Syosset	-	2,461	5,312	283	1,855	3,089	6,822	9,911	2,006
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,848	-	8,331	14,231	22,562	3,750
12/27/01	Howell/Hgwy 9	-	941	4,070	287	1,260	1,365	5,193	6,558	1,566
12/29/01	Catonsville/Kent	-	1,378	5,289	2,665	-	1,377	7,955	9,332	2,387
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	1	-	1,249	4,956	6,205	1,621
12/29/01	Sacremento/Roseville	-	876	5,344	1,982	-	526	7,676	8,202	2,408
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	1,352	-	7,599	9,952	17,551	3,196
1/1/02	Concord	-	650	1,332	88	-	649	1,421	2,070	463
1/1/02	Tustin	-	962	1,465	147	-	962	1,612	2,574	515
1/1/02	Pasadena/Sierra Madre	-	706	872	79	-	706	951	1,657	305
1/1/02	Azusa	-	933	1,659	7,590	-	932	9,250	10,182	2,254

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

1/1/02	Redlands	-	423	1,202	217	-	422	1,420	1,842	489
1/1/02	Airport I	-	346	861	215	-	346	1,076	1,422	345
1/1/02	Miami / Marlin Road	-	562	1,345	174	-	562	1,519	2,081	514
1/1/02	Riverside	-	95	1,106	31	-	94	1,138	1,232	367
1/1/02	Oakland / San Leandro	-	330	1,116	113	-	330	1,229	1,559	420
1/1/02	Richmond / Jacuzzi	-	419	1,224	48	-	419	1,272	1,691	405
1/1/02	Santa Clara / Laurel	-	1,178	1,789	88	-	1,178	1,877	3,055	780
1/1/02	Pembroke Park	-	475	1,259	106	-	475	1,365	1,840	472
1/1/02	Ft. Lauderdale / Sun	-	452	1,254	129	-	452	1,383	1,835	471
1/1/02	San Carlos / Shorewa	-	737	1,360	(5)	-	737	1,355	2,092	424
1/1/02	Ft. Lauderdale / Sun	-	532	1,444	198	-	533	1,641	2,174	541
1/1/02	Sacramento / Howe	-	361	1,181	47	-	361	1,228	1,589	375
1/1/02	Sacramento / Capitol	-	186	1,284	318	-	186	1,602	1,788	550
1/1/02	Miami / Airport	-	517	915	224	-	517	1,139	1,656	382
1/1/02	Marietta / Cobb Park	-	419	1,571	319	-	419	1,890	2,309	744
1/1/02	Sacramento / Florin	-	624	1,710	843	-	623	2,554	3,177	889
1/1/02	Belmont / Dairy Lane	-	915	1,252	139	-	914	1,392	2,306	509
1/1/02	So. San Francisco	-	1,018	2,464	244	-	1,018	2,708	3,726	995
1/1/02	Palmdale / P Street	-	218	1,287	109	-	218	1,396	1,614	476
1/1/02	Tucker / Montreal Rd	-	760	1,485	146	-	758	1,633	2,391	585
1/1/02	Pasadena / S Fair Oaks	-	1,313	1,905	111	-	1,312	2,017	3,329	710
1/1/02	Carmichael/Fair Oaks	-	584	1,431	107	-	584	1,538	2,122	493
1/1/02	Carson / Carson St	-	507	877	135	-	506	1,013	1,519	381
1/1/02	San Jose / Felipe Ave	-	517	1,482	106	-	516	1,589	2,105	584
1/1/02	Miami / 27th Ave	-	272	1,572	141	-	271	1,714	1,985	637
1/1/02	San Jose / Capitol	-	400	1,183	24	-	401	1,206	1,607	410
1/1/02	Tucker / Mountain	-	519	1,385	118	-	520	1,502	2,022	534
1/3/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	201	-	687	1,803	2,490	674
1/7/02	Bothell/ N. Bothell Way	-	1,063	4,995	168	-	1,062	5,164	6,226	1,663
1/15/02	Houston / N.Loop	-	2,045	6,178	2,079	-	2,044	8,258	10,302	2,340
1/16/02	Orlando / S. Kirkman	-	889	3,180	77	-	889	3,257	4,146	1,225
1/16/02	Austin / Us Hwy 183	-	608	3,856	89	-	608	3,945	4,553	1,428
1/16/02	Rochelle Park / 168	-	744	4,430	97	-	744	4,527	5,271	1,589
1/16/02	Honolulu / Waialae	-	10,631	10,783	240	-	10,628	11,026	21,654	3,941
1/16/02	Sunny Isles Bch	-	931	2,845	240	-	931	3,085	4,016	1,150
1/16/02	San Ramon / San Ramo	-	1,522	3,510	69	-	1,521	3,580	5,101	1,272
1/16/02	Austin / W. 6th St	-	2,399	4,493	366	-	2,399	4,859	7,258	1,926

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

1/16/02	Schaumburg / W. Wise	-	1,158	2,598	74	-	1,157	2,673	3,830	974
1/16/02	Laguna Hills / Moulton	-	2,319	5,200	215	-	2,318	5,416	7,734	1,987
1/16/02	Annapolis / West St	-	955	3,669	57	-	955	3,726	4,681	1,344
1/16/02	Birmingham / Commons	-	1,125	3,938	188	-	1,125	4,126	5,251	1,512
1/16/02	Crestwood / Watson Rd	-	1,232	3,093	(9)	-	1,176	3,140	4,316	1,105
1/16/02	Northglenn /Huron St	-	688	2,075	106	-	688	2,181	2,869	782
1/16/02	Skokie / Skokie Blvd	-	716	5,285	101	-	716	5,386	6,102	1,878
1/16/02	Garden City / Stewart	-	1,489	4,039	249	-	1,489	4,288	5,777	1,570
1/16/02	Millersville / Veterans	-	1,036	4,229	62	-	1,035	4,292	5,327	1,553
1/16/02	W. Babylon / Sunrise	-	1,609	3,959	95	-	1,608	4,055	5,663	1,432
1/16/02	Memphis / Summer Ave	-	1,103	2,772	90	-	1,102	2,863	3,965	1,012
1/16/02	Santa Clara/Lafayette	-	1,393	4,626	24	-	1,393	4,650	6,043	1,560
1/16/02	Naperville / Washington	-	2,712	2,225	513	-	2,711	2,739	5,450	966
1/16/02	Phoenix/W Union Hills	-	1,071	2,934	78	-	1,065	3,018	4,083	1,071
1/16/02	Woodlawn / Whitehead	-	2,682	3,355	81	-	2,681	3,437	6,118	1,249
1/16/02	Issaquah / Pickering	-	1,138	3,704	31	-	1,137	3,736	4,873	1,319
1/16/02	West La /W Olympic	-	6,532	5,975	147	-	6,530	6,124	12,654	2,106
1/16/02	Pasadena / E. Colorado	-	1,125	5,160	134	-	1,124	5,295	6,419	1,808
1/16/02	Memphis / Covington	-	620	3,076	144	-	620	3,220	3,840	1,108
1/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	109	-	1,621	2,002	3,623	762
1/16/02	Longwood / State Rd	-	2,123	3,083	178	-	2,123	3,261	5,384	1,307
1/16/02	Casselberry / State	-	1,628	3,308	78	-	1,628	3,386	5,014	1,186
1/16/02	Honolulu/Kahala	-	3,722	8,525	149	-	3,721	8,675	12,396	2,943
1/16/02	Waukegan / Greenbay	-	933	3,826	52	-	933	3,878	4,811	1,346
1/16/02	Southfield / Telegraph	-	2,869	5,507	151	-	2,868	5,659	8,527	1,981
1/16/02	San Mateo / S. Delaware	-	1,921	4,602	122	-	1,921	4,724	6,645	1,589
1/16/02	Scottsdale/N.Hayden	-	2,111	3,564	56	-	2,116	3,615	5,731	1,242
1/16/02	Gilbert/W Park Ave	-	497	3,534	22	-	497	3,556	4,053	1,216
1/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(347)	-	2,148	4,304	6,452	1,467
1/16/02	Indianapolis / W.86th	-	812	2,421	176	-	812	2,597	3,409	893
1/16/02	Indianapolis / Madison	-	716	2,655	560	-	716	3,215	3,931	950
1/16/02	Indianapolis / Rockville	-	704	2,704	932	-	704	3,636	4,340	989
1/16/02	Santa Cruz / River	-	2,148	6,584	126	-	2,147	6,711	8,858	2,213
1/16/02	Novato / Rush Landing	-	1,858	2,574	60	-	1,858	2,634	4,492	906
1/16/02	Martinez / Arnold Dr	-	847	5,422	35	-	847	5,457	6,304	1,770
1/16/02	Charlotte/Cambridge	-	836	3,908	45	-	836	3,953	4,789	1,362
1/16/02	Rancho Cucamonga	-	579	3,222	3,624	-	1,130	6,295	7,425	1,651

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

1/16/02	Renton / Kent	-	768	4,078	81	-	768	4,159	4,927	1,432
1/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	78	-	2,413	4,997	7,410	1,667
2/2/02	Nashua / Southwood Dr	-	2,493	4,326	234	-	2,492	4,561	7,053	1,453
2/15/02	Houston/Fm 1960 East	-	859	2,004	111	-	858	2,116	2,974	706
3/7/02	Baltimore / Russell Street	-	1,763	5,821	220	-	1,763	6,041	7,804	1,914
3/11/02	Weymouth / Main St	-	1,440	4,433	215	-	1,439	4,649	6,088	1,474
3/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	554	3,253	2,357	6,815	9,172	1,853
4/17/02	La Mirada/Alondra	-	1,749	5,044	367	2,443	2,574	7,029	9,603	1,959
5/1/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,377	-	631	8,715	9,346	2,551
5/2/02	Parkville/E.Joppa	-	898	4,306	142	-	898	4,448	5,346	1,379
6/17/02	Waltham / Lexington St	-	3,183	5,733	320	-	3,202	6,034	9,236	1,837
6/30/02	Nashville / Charlotte	-	876	2,004	137	-	875	2,142	3,017	709
7/2/02	Mt Juliet / Lebonan Rd	-	516	1,203	164	-	516	1,367	1,883	472
7/14/02	Yorktown / George Washington	-	707	1,684	132	-	707	1,816	2,523	596
7/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	173	-	2,113	3,729	5,842	1,136
8/1/02	Bricktown/Route 70	-	1,292	3,690	182	-	1,292	3,872	5,164	1,170
8/1/02	Danvers / Newbury St.	-	1,311	4,140	654	-	1,326	4,779	6,105	1,387
8/15/02	Montclair / Holt Blvd.	-	889	2,074	265	-	889	2,339	3,228	854
8/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	381	-	3,691	7,373	11,064	2,210
9/13/02	Lacey / Martin Way	-	1,379	3,217	90	-	1,378	3,308	4,686	835
9/13/02	Lakewood / Bridgeport	-	1,286	3,000	121	-	1,285	3,122	4,407	816
9/13/02	Kent / Pacific Highway	-	1,839	4,291	215	-	1,839	4,506	6,345	1,177
11/4/02	Scotch Plains /Route 22	-	2,124	5,072	113	-	2,126	5,183	7,309	1,545
12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,582	-	2,507	6,591	9,098	1,734
2/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	13	-	2,252	4,232	6,484	1,185
2/13/03	Malden / Eastern Ave	-	3,212	2,739	108	-	3,211	2,848	6,059	800
2/24/03	Miami / SW 137th Ave	-	1,600	4,684	(267)	-	1,600	4,417	6,017	1,241
3/3/03	Chantilly / Dulles South Court	-	2,190	4,314	139	-	2,190	4,453	6,643	1,206
3/6/03	Medford / Mystic Ave	-	3,886	4,982	32	-	3,884	5,016	8,900	1,364
5/27/03	Castro Valley / Grove Way	-	2,247	5,881	986	-	2,307	6,807	9,114	1,853
8/2/03	Sacramento / E.Stockton Blvd	-	554	4,175	69	-	554	4,244	4,798	1,154
8/13/03	Timonium / W. Padonia Road	-	1,932	3,681	46	-	1,931	3,728	5,659	988
8/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,406	-	1,698	6,292	7,990	1,340
9/9/03	Westwood / East St	-	3,267	5,013	356	-	3,287	5,349	8,636	1,410
10/21/03	San Diego / Miramar Road	-	2,244	6,653	674	-	2,243	7,328	9,571	1,872
11/3/03	El Sobrante/San Pablo	-	1,255	4,990	1,314	-	1,257	6,302	7,559	1,748
11/6/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	545	-	4,429	5,383	9,812	1,362

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/23/03	Boston / Southampton Street	-	5,334	7,511	840	-	5,344	8,341	13,685	2,040
1/9/04	Farmingville / Horseblock Road	-	1,919	4,420	(104)	-	1,918	4,317	6,235	1,063
2/27/04	Salem / Goodhue St.	-	1,544	6,160	87	-	1,544	6,247	7,791	1,484
3/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(260)	-	6,085	7,295	13,380	1,710
6/30/04	Marlton / Route 73	-	1,103	5,195	16	-	1,103	5,211	6,314	960
7/1/04	Long Island City/Northern Blvd.	-	4,876	7,610	(143)	-	4,875	7,468	12,343	1,701
7/9/04	West Valley Cty/Redwood	-	876	2,067	503	-	883	2,563	3,446	690
7/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	192	-	1,692	4,103	5,795	902
7/15/04	Harwood/Ronald	-	1,619	3,778	208	-	1,619	3,986	5,605	975
9/24/04	E. Hanover/State Rt	-	3,895	4,943	234	-	3,894	5,178	9,072	1,107
10/14/04	Apple Valley/148th St	521	591	1,375	188	-	592	1,562	2,154	371
10/14/04	Blaine / Hwy 65 NE	837	789	1,833	840	-	713	2,749	3,462	584
10/14/04	Brooklyn Park / Lakeland Ave	1,197	1,411	3,278	261	-	1,413	3,537	4,950	820
10/14/04	Brooklyn Park / Xylon Ave	992	1,120	2,601	384	-	1,121	2,984	4,105	792
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	526	615	1,431	129	-	616	1,559	2,175	343
10/14/04	Maple Grove / Zachary Lane	1,095	1,337	3,105	86	-	1,338	3,190	4,528	688
10/14/04	Minneapolis / Hiawatha Ave	1,243	1,480	3,437	224	-	1,481	3,660	5,141	837
10/14/04	New Hope / 36th Ave	1,292	1,332	3,094	920	-	1,333	4,013	5,346	748
10/14/04	Rosemount / Chippendale Ave	723	864	2,008	120	-	865	2,127	2,992	475
10/14/04	St Cloud/Franklin	474	575	1,338	49	-	576	1,386	1,962	307
10/14/04	Savage / W 128th St	1,257	1,522	3,535	141	-	1,523	3,675	5,198	822
10/14/04	Spring Lake Park/Hwy 65 NE	1,343	1,534	3,562	459	-	1,535	4,020	5,555	951
10/14/04	St Paul / Terrace Court	936	1,122	2,606	145	-	1,123	2,750	3,873	638
10/14/04	St Paul / Eaton St	974	1,161	2,698	169	-	1,162	2,866	4,028	659
10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	285	-	1,206	3,102	4,308	749
10/14/04	West St Paul / Marie Ave	1,456	1,447	3,361	1,216	-	1,448	4,576	6,024	1,063
10/14/04	Stillwater / Memorial Ave	1,376	1,669	3,876	146	-	1,670	4,021	5,691	885
10/14/04	St Paul(VadnaisHts/Birch Lake Rd	811	928	2,157	268	-	929	2,424	3,353	575
10/14/04	Woodbury / Hudson Road	1,546	1,863	4,327	206	-	1,864	4,532	6,396	990
10/14/04	Brown Deer / N Green Bay Rd	887	1,059	2,461	150	-	1,060	2,610	3,670	602
10/14/04	Germantown / Spaten Court	500	607	1,411	52	-	607	1,463	2,070	327
10/14/04	Milwaukee/ N 77th St	1,042	1,241	2,882	186	-	1,242	3,067	4,309	703
10/14/04	Milwaukee/ S 13th St	1,232	1,484	3,446	167	-	1,485	3,612	5,097	802
10/14/04	Oak Creek / S 27th St	631	751	1,746	112	-	752	1,857	2,609	426
10/14/04	Waukesha / Arcadian Ave	1,403	1,665	3,868	272	-	1,667	4,138	5,805	978
10/14/04	West Allis / W Lincoln Ave	1,165	1,390	3,227	203	-	1,391	3,429	4,820	764
10/14/04	Garland / O'Banion Rd	-	606	1,414	140	-	608	1,552	2,160	390

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/14/04	Grand Prairie/ Hwy360	-	942	2,198	141	-	944	2,337	3,281	557
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	369	-	1,525	3,924	5,449	1,028
10/14/04	Lancaster/ W Pleasant	-	993	2,317	138	-	995	2,453	3,448	576
10/14/04	Mesquite / Oates Dr	-	937	2,186	136	-	938	2,321	3,259	557
10/14/04	Dallas / E NW Hwy	-	942	2,198	127	-	944	2,323	3,267	558
11/24/04	Pompano Beach/E. Sample	4,339	1,608	3,754	173	-	1,621	3,914	5,535	866
11/24/04	Davie / SW 41st St.	5,595	2,467	5,758	199	-	2,466	5,958	8,424	1,337
11/24/04	North Bay Village/Kennedy	5,790	3,275	7,644	210	-	3,274	7,855	11,129	1,702
11/24/04	Miami / Biscayne Blvd	5,742	3,538	8,258	154	-	3,537	8,413	11,950	1,837
11/24/04	Miami Gardens/NW 57th St	5,811	2,706	6,316	116	-	2,706	6,432	9,138	1,389
11/24/04	Tamarac/ N University Dr	5,935	2,580	6,022	122	-	2,580	6,144	8,724	1,336
11/24/04	Miami / SW 31st Ave	12,463	11,574	27,009	237	-	11,570	27,250	38,820	5,723
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	423	-	2,224	5,615	7,839	1,488
11/24/04	Miami / SW 42nd St	-	2,955	6,897	513	-	2,957	7,408	10,365	1,957
11/24/04	Miami / SW 40th St	-	2,933	6,844	547	-	2,932	7,392	10,324	1,953
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,192	-	2,860	9,869	12,729	1,860
1/19/05	Cheektowaga / William St	-	965	2,262	41	-	964	2,304	3,268	616
1/19/05	Amherst / Millersport Hwy	-	1,431	3,350	60	-	1,431	3,410	4,841	895
1/19/05	Lancaster / Walden Ave	-	528	1,244	80	-	528	1,324	1,852	346
1/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	32	-	1,205	2,855	4,060	752
1/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	47	-	1,130	2,696	3,826	711
1/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	135	-	1,850	4,465	6,315	1,208
2/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	15	-	887	3,880	4,767	768
4/26/05	Hoboken / 8th St	-	3,963	9,290	364	-	3,962	9,655	13,617	2,435
5/3/05	Bayville / 939 Route 9	-	1,928	4,519	100	-	1,927	4,620	6,547	1,158
5/3/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	124	-	3,521	8,364	11,885	2,065
5/3/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	66	-	1,554	3,714	5,268	939
5/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	201	-	2,263	4,741	7,004	887
5/19/05	Libertyville / Kelley Crt	-	2,042	4,783	75	-	2,041	4,859	6,900	1,220
5/19/05	Joliet / Essington	-	1,434	3,367	99	-	1,434	3,466	4,900	884
6/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	55	-	1,863	4,419	6,282	1,096
6/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	56	-	1,293	3,089	4,382	769
7/7/05	Lithonia / Minola Dr	-	1,273	2,985	77	-	1,272	3,063	4,335	767
7/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	801	-	1,264	3,777	5,041	870
7/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	919	-	2,913	7,749	10,662	1,792
8/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	157	-	1,913	4,655	6,568	1,151
9/8/05	Brandon / Providence Rd	-	2,592	6,067	101	-	2,591	6,169	8,760	1,459

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

9/15/05	Woodstock / Hwy 92	-	1,251	2,935	73	-	1,250	3,009	4,259	719
9/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(196)	-	1,153	3,412	4,565	790
10/5/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	185	-	2,552	6,166	8,718	1,434
10/5/05	Bronx / Brush Ave	-	4,517	10,581	98	-	4,516	10,680	15,196	2,472
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	17	-	213	3,478	3,691	530
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	156	-	3,364	8,031	11,395	1,857
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	110	-	3,034	7,203	10,237	1,647
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	171	-	3,598	8,602	12,200	1,975
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	106	-	3,601	8,555	12,156	1,954
10/21/05	Norristown / W.Main St	-	1,465	4,818	275	-	1,465	5,093	6,558	864
11/2/05	Miller Place / Route 25A	-	2,757	6,459	127	-	2,757	6,586	9,343	2,556
11/18/05	Miami / Biscayne Blvd (Omni)	-	7,434	17,268	138	-	7,432	17,408	24,840	3,901
12/1/05	Manchester / Taylor St	-	1,305	3,029	171	-	1,305	3,200	4,505	760
12/7/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	101	-	1,986	4,736	6,722	1,066
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	351	-	1,184	4,916	6,100	826
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	87	-	4,718	11,100	15,818	2,471
12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	59	-	3,409	5,553	8,962	987
1/1/06	Costa Mesa / Placentia-A	-	275	754	23	-	275	777	1,052	123
1/1/06	Van Nuys / Sepulveda-A	-	497	886	54	-	497	940	1,437	172
1/1/06	Pico Rivera / Beverly	-	303	865	18	-	303	883	1,186	115
1/1/06	San Dimas	-	222	1,505	87	-	222	1,592	1,814	317
1/1/06	Long Beach / Cherry Ave	-	801	1,723	2,820	-	801	4,543	5,344	223
1/1/06	E.LA / Valley Blvd	-	670	1,845	59	-	685	1,889	2,574	419
1/1/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	57	-	1,240	1,888	3,128	819
1/1/06	N. Pasadena / Lincoln Ave	-	357	535	40	-	357	575	932	108
1/1/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	29	-	146	802	948	160
1/1/06	Fremont / Enterprise	-	122	727	151	-	122	878	1,000	150
1/1/06	Milpitas/Montague I &Watson Ct	-	212	607	112	-	212	719	931	109
1/1/06	Wilmington	-	890	1,345	105	-	890	1,450	2,340	238
1/1/06	Sun Valley / Glenoaks	-	359	616	31	-	359	647	1,006	106
1/1/06	Corona	-	169	722	44	-	169	766	935	76
1/1/06	Norco	-	106	410	44	-	106	454	560	32
1/1/06	N. Hollywood / Vanowen	-	343	567	51	-	343	618	961	107
1/5/06	Norfolk/Widgeon Rd. (Liberty)	-	1,328	3,125	42	-	1,328	3,167	4,495	682
1/11/06	Goleta/Hollister&Stork	4,167	2,873	6,788	126	-	2,873	6,914	9,787	1,493
2/15/06	RockvilleCtr/Sunrs(StrQtr2/15	-	1,813	4,264	1,425	-	1,813	5,689	7,502	1,194
3/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	127	-	1,953	4,696	6,649	1,006

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

3/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	104	-	3,008	7,122	10,130	1,490
3/30/06	Miami/SW 24th Ave.	-	4,272	9,969	122	-	4,272	10,091	14,363	2,081
3/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	36	-	2,492	7,163	9,655	1,069
5/1/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	103	-	1,572	3,775	5,347	764
5/1/06	Jupiter/5100 Military Trail	-	4,397	10,266	94	-	4,397	10,360	14,757	2,085
5/1/06	Neptune/Neptune Blvd.	-	3,240	7,564	110	-	3,240	7,674	10,914	1,555
5/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	47	-	2,483	5,846	8,329	1,175
5/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	101	-	9,329	20,501	29,830	2,901
6/6/06	Tampa/30th St	-	2,283	5,337	101	-	2,283	5,438	7,721	1,095
6/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	49	-	1,786	4,222	6,008	841
7/1/06	Brooklyn/Knapp St	-	6,701	5,088	(139)	-	6,701	4,949	11,650	699
8/22/06	Scottsdale North	-	5,037	14,000	242	-	5,037	14,242	19,279	2,020
8/22/06	Dobson Ranch	-	1,896	5,065	115	-	1,896	5,180	7,076	738
8/22/06	Scottsdale Air Park	-	1,560	7,060	27	-	1,560	7,087	8,647	988
8/22/06	Shea	-	2,271	6,402	42	-	2,271	6,444	8,715	904
8/22/06	Collonade Mall	-	-	3,569	49	-	-	3,618	3,618	512
8/22/06	Union Hills	-	2,618	5,357	66	-	2,618	5,423	8,041	761
8/22/06	Speedway	-	1,921	6,105	171	-	1,921	6,276	8,197	895
8/22/06	Mill Avenue	-	621	2,447	94	-	621	2,541	3,162	374
8/22/06	Cooper Road	-	2,378	3,970	87	-	2,378	4,057	6,435	579
8/22/06	Desert Sky	-	1,603	4,667	57	-	1,603	4,724	6,327	669
8/22/06	Tanque Verde Road	-	1,636	3,714	28	-	1,636	3,742	5,378	526
8/22/06	Oro Valley	-	1,729	6,158	43	-	1,729	6,201	7,930	871
8/22/06	Sunnyvale	-	5,647	16,555	150	-	5,647	16,705	22,352	2,311
8/22/06	El Cerito	-	2,002	8,710	112	-	2,002	8,822	10,824	1,237
8/22/06	Westwood	-	7,826	13,848	210	-	7,826	14,058	21,884	1,971
8/22/06	El Cajon	-	7,490	13,341	1,133	-	7,490	14,474	21,964	2,176
8/22/06	Santa Ana	-	12,432	10,961	657	-	12,432	11,618	24,050	1,749
8/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	134	-	3,689	14,689	18,378	2,062
8/22/06	Solana Beach	-	-	11,163	270	-	-	11,433	11,433	1,631
8/22/06	Huntington Beach	-	3,914	11,064	74	-	3,914	11,138	15,052	1,562
8/22/06	Ontario	-	2,904	5,762	193	-	2,904	5,955	8,859	887
8/22/06	Orange	-	2,421	9,184	95	-	2,421	9,279	11,700	1,299
8/22/06	Daly City	-	4,034	13,280	860	-	4,034	14,140	18,174	2,041
8/22/06	Castro Valley	-	3,682	5,986	178	-	3,682	6,164	9,846	860
8/22/06	Newark	-	3,550	6,512	37	-	3,550	6,549	10,099	916
8/22/06	Sacramento	-	1,864	4,399	59	-	1,864	4,458	6,322	621

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	San Leandro	-	2,979	4,776	67	-	2,979	4,843	7,822	682
8/22/06	San Lorenzo	-	1,842	4,387	99	-	1,842	4,486	6,328	638
8/22/06	Tracy	-	959	3,791	78	-	959	3,869	4,828	543
8/22/06	Aliso Viejo	-	6,640	11,486	64	-	6,640	11,550	18,190	1,613
8/22/06	Alicia Parkway	-	5,669	12,680	366	-	5,669	13,046	18,715	1,931
8/22/06	Capitol Expressway	-	-	3,970	34	-	-	4,004	4,004	558
8/22/06	Vista Park-Land Lease	-	-	-	77	-	-	77	77	29
8/22/06	Oakley	-	2,419	5,452	101	-	2,419	5,553	7,972	806
8/22/06	Livermore	-	2,972	6,816	41	-	2,972	6,857	9,829	962
8/22/06	Sand City (Monterey)	-	2,563	8,291	37	-	2,563	8,328	10,891	1,161
8/22/06	Tracy II	-	1,762	4,487	76	-	1,762	4,563	6,325	654
8/22/06	SF-Evans	-	3,966	7,487	354	-	3,966	7,841	11,807	1,178
8/22/06	Natomas	-	1,302	5,063	100	-	1,302	5,163	6,465	720
8/22/06	Presidio	-	-	-	311	-	-	311	311	149
8/22/06	Golden / 6th & Simms	-	853	2,817	103	-	853	2,920	3,773	422
8/22/06	Littleton / Hampden - South	-	1,040	2,261	27	-	1,040	2,288	3,328	325
8/22/06	Margate	-	3,482	5,742	155	-	3,482	5,897	9,379	854
8/22/06	Delray Beach	-	3,546	7,076	77	-	3,546	7,153	10,699	1,007
8/22/06	Lauderhill	-	2,807	6,668	100	-	2,807	6,768	9,575	970
8/22/06	Roswell	-	908	3,308	143	-	908	3,451	4,359	519
8/22/06	Morgan Falls	-	3,229	7,844	65	-	3,229	7,909	11,138	1,107
8/22/06	Norcross	-	724	2,197	107	-	724	2,304	3,028	345
8/22/06	Stone Mountain	-	500	2,055	99	-	500	2,154	2,654	316
8/22/06	Tucker	-	731	2,664	100	-	731	2,764	3,495	392
8/22/06	Forest Park	-	502	1,731	102	-	502	1,833	2,335	279
8/22/06	Clairmont Road	-	804	2,345	65	-	804	2,410	3,214	353
8/22/06	Gwinnett Place	-	1,728	3,982	39	-	1,728	4,021	5,749	569
8/22/06	Perimeter Center	-	3,414	8,283	71	-	3,414	8,354	11,768	1,165
8/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	101	-	2,443	6,783	9,226	946
8/22/06	Satellite Blvd	-	1,940	3,907	63	-	1,940	3,970	5,910	570
8/22/06	Hillside	-	1,949	3,611	108	-	1,949	3,719	5,668	548
8/22/06	Orland Park	-	2,977	5,443	137	-	2,977	5,580	8,557	815
8/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	54	-	1,342	2,187	3,529	314
8/22/06	Wheaton	-	1,531	5,584	57	-	1,531	5,641	7,172	797
8/22/06	Lincolnwood / Touhy	-	700	3,307	45	-	700	3,352	4,052	477
8/22/06	Niles	-	826	1,473	60	-	826	1,533	2,359	227
8/22/06	Berwyn	-	728	5,310	138	-	728	5,448	6,176	786

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Chicago Hts / N Western	-	1,367	3,359	90	-	1,367	3,449	4,816	501
8/22/06	River West	-	296	2,443	122	-	296	2,565	2,861	374
8/22/06	Fullerton (IL)	-	1,369	6,500	272	-	1,369	6,772	8,141	1,006
8/22/06	Glenview West	-	1,283	2,621	95	-	1,283	2,716	3,999	400
8/22/06	Glendale / Keystone Ave.	-	1,733	3,958	89	-	1,733	4,047	5,780	580
8/22/06	College Park / W. 86th St.	-	1,381	2,669	51	-	1,381	2,720	4,101	394
8/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	93	-	2,580	5,118	7,698	729
8/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	70	-	1,263	4,294	5,557	601
8/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	172	-	2,106	3,801	5,907	559
8/22/06	Castleton / Corporate Dr.	-	914	2,465	108	-	914	2,573	3,487	381
8/22/06	Geist / Fitness Lane	-	2,133	3,718	71	-	2,133	3,789	5,922	539
8/22/06	Indianapolis / E. 6nd St.	-	444	2,141	50	-	444	2,191	2,635	314
8/22/06	Suitland	-	2,337	5,799	152	-	2,337	5,951	8,288	853
8/22/06	Gaithersburg	-	4,239	8,516	207	-	4,239	8,723	12,962	1,236
8/22/06	Germantown	-	2,057	4,510	161	-	2,057	4,671	6,728	663
8/22/06	Briggs Chaney	-	2,073	2,802	5	-	2,024	2,856	4,880	406
8/22/06	Oxon Hill	-	1,557	3,971	59	-	1,557	4,030	5,587	575
8/22/06	Frederick / Thomas Johnson Dr	-	1,811	2,695	165	-	1,811	2,860	4,671	431
8/22/06	Clinton	-	2,728	5,363	78	-	2,728	5,441	8,169	777
8/22/06	Reisterstown	-	833	2,035	83	-	833	2,118	2,951	313
8/22/06	Plymouth	-	2,018	4,415	106	-	2,018	4,521	6,539	645
8/22/06	23014 Madison Heights	-	2,354	4,391	155	-	2,354	4,546	6,900	681
8/22/06	Ann Arbor	-	1,921	4,068	85	-	1,921	4,153	6,074	582
8/22/06	Canton	-	710	4,287	106	-	710	4,393	5,103	631
8/22/06	23021 Fraser	-	2,026	5,393	118	-	2,026	5,511	7,537	785
8/22/06	Livonia	-	1,849	3,860	76	-	1,849	3,936	5,785	552
8/22/06	23023 Sterling Heights	-	2,996	5,358	116	-	2,996	5,474	8,470	780
8/22/06	23024 Warren	-	3,345	7,004	28	-	3,345	7,032	10,377	980
8/22/06	23025 Rochester	-	1,876	3,032	139	-	1,876	3,171	5,047	454
8/22/06	Taylor	-	1,635	4,808	102	-	1,635	4,910	6,545	701
8/22/06	Jackson	-	442	1,756	114	-	442	1,870	2,312	280
8/22/06	23032 Troy(Satellite of 08100)	-	1,237	2,093	43	-	1,237	2,136	3,373	306
8/22/06	23034 Rochester Hills	-	1,780	4,559	35	-	1,780	4,594	6,374	647
8/22/06	23037 Auburn Hills	-	1,888	3,017	101	-	1,888	3,118	5,006	448
8/22/06	23039 Flint South	-	543	3,068	76	-	543	3,144	3,687	451
8/22/06	23040 Troy - Maple	-	2,570	5,775	65	-	2,570	5,840	8,410	812
8/22/06	Matawan	-	4,282	7,813	367	-	4,282	8,180	12,462	1,166

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Marlboro	-	2,214	5,868	115	-	2,214	5,983	8,197	852
8/22/06	Voorhees	-	2,705	5,486	32	-	2,705	5,518	8,223	773
8/22/06	Dover/Rockaway	-	3,395	5,327	55	-	3,395	5,382	8,777	755
8/22/06	Marlton	-	1,635	2,273	58	-	1,635	2,331	3,966	340
8/22/06	West Paterson	-	701	5,689	239	-	701	5,928	6,629	829
8/22/06	Yonkers	-	4,473	9,925	1,018	-	4,473	10,943	15,416	1,563
8/22/06	Van Dam Street	-	3,527	6,935	2,680	-	3,527	9,615	13,142	1,658
8/22/06	Northern Blvd	-	5,373	9,970	2,716	-	5,373	12,686	18,059	2,205
8/22/06	Gold Street	-	6,747	16,544	3,233	-	6,747	19,777	26,524	3,203
8/22/06	Utica Avenue	-	7,746	13,063	1,498	-	7,746	14,561	22,307	2,154
8/22/06	Melville	-	4,659	6,572	146	-	4,659	6,718	11,377	962
8/22/06	Westgate	-	697	1,211	94	-	697	1,305	2,002	206
8/22/06	Capital Boulevard	-	757	1,681	88	-	757	1,769	2,526	264
8/22/06	Cary	-	1,145	5,104	145	-	1,145	5,249	6,394	760
8/22/06	Garner	-	529	1,211	71	-	529	1,282	1,811	194
8/22/06	Morrisville	-	703	1,880	106	-	703	1,986	2,689	299
8/22/06	Atlantic Avenue	-	1,693	6,293	61	-	1,693	6,354	8,047	890
8/22/06	Friendly Avenue	-	1,169	3,043	86	-	1,169	3,129	4,298	453
8/22/06	Glenwood Avenue	-	1,689	4,948	89	-	1,689	5,037	6,726	718
8/22/06	Poole Road	-	1,271	2,919	96	-	1,271	3,015	4,286	424
8/22/06	South Raleigh	-	800	2,219	64	-	800	2,283	3,083	328
8/22/06	Wendover	-	2,891	7,656	190	-	2,891	7,846	10,737	1,106
8/22/06	Beaverton / Hwy 217 & Allen Bl	-	2,130	3,908	93	-	2,130	4,001	6,131	568
8/22/06	Gresham / Hogan Rd	-	1,957	4,438	145	-	1,957	4,583	6,540	659
8/22/06	Hillsboro / TV Hwy & 30th St	-	3,095	8,504	54	-	3,095	8,558	11,653	1,192
8/22/06	Westchester	-	-	5,735	149	-	-	5,884	5,884	837
8/22/06	Airport	-	4,597	8,728	208	-	4,597	8,936	13,533	1,276
8/22/06	Oxford Valley	-	2,430	5,365	82	-	2,430	5,447	7,877	771
8/22/06	Valley Forge	-	-	-	65	-	-	65	65	24
8/22/06	Jenkintown	-	-	-	27	-	-	27	27	10
8/22/06	Burke	-	2,522	4,019	29	-	2,522	4,048	6,570	568
8/22/06	Midlothian Turnpike	-	1,978	3,244	78	-	1,978	3,322	5,300	477
8/22/06	South Military Highway	-	1,611	2,903	37	-	1,611	2,940	4,551	418
8/22/06	Newport News North	-	2,073	4,067	51	-	2,073	4,118	6,191	585
8/22/06	Virginia Beach Blvd.	-	2,743	4,786	104	-	2,743	4,890	7,633	700
8/22/06	Bayside	-	1,570	2,708	31	-	1,570	2,739	4,309	389
8/22/06	Chesapeake	-	1,507	4,296	39	-	1,507	4,335	5,842	611

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Leesburg	-	1,935	2,485	48	-	1,935	2,533	4,468	360
8/22/06	Dale City	-	1,885	3,335	102	-	1,885	3,437	5,322	505
8/22/06	Gainesville	-	1,377	2,046	87	-	1,377	2,133	3,510	308
8/22/06	Charlottesville	-	1,481	2,397	67	-	1,481	2,464	3,945	359
8/22/06	Laskin Road	-	1,448	2,634	49	-	1,448	2,683	4,131	387
8/22/06	Holland Road	-	1,565	2,227	88	-	1,565	2,315	3,880	343
8/22/06	Princess Anne Road	-	1,479	2,766	32	-	1,479	2,798	4,277	397
8/22/06	Cedar Road	-	1,138	2,083	50	-	1,138	2,133	3,271	310
8/22/06	Crater Road	-	1,497	2,266	92	-	1,497	2,358	3,855	351
8/22/06	Temple	-	993	2,231	70	-	993	2,301	3,294	340
8/22/06	Jefferson Davis Hwy	-	954	2,156	32	-	954	2,188	3,142	314
8/22/06	McLean	-	-	8,815	106	-	-	8,921	8,921	4,039
8/22/06	Burke Centre	-	4,756	8,705	28	-	4,756	8,733	13,489	1,217
8/22/06	Fordson	-	3,063	5,235	43	-	3,063	5,278	8,341	742
8/22/06	Fullerton	-	4,199	8,867	166	-	4,199	9,033	13,232	1,276
8/22/06	Telegraph	-	2,183	4,467	71	-	2,183	4,538	6,721	645
8/22/06	Mt Vernon	-	4,876	11,544	152	-	4,876	11,696	16,572	1,615
8/22/06	Bellingham	-	2,160	4,340	72	-	2,160	4,412	6,572	628
8/22/06	Everett Central	-	2,137	4,342	44	-	2,137	4,386	6,523	620
8/22/06	Tacoma / Highland Hills	-	2,647	5,533	160	-	2,647	5,693	8,340	820
8/22/06	Edmonds	-	5,883	10,514	268	-	5,883	10,782	16,665	1,490
8/22/06	Kirkland 124th	-	2,827	5,031	186	-	2,827	5,217	8,044	767
8/22/06	Woodinville	-	2,603	5,723	85	-	2,603	5,808	8,411	820
8/22/06	Burien / Des Moines	-	3,063	5,952	194	-	3,063	6,146	9,209	878
8/22/06	SeaTac	-	2,439	4,623	447	-	2,439	5,070	7,509	803
8/22/06	Southcenter-Satellite of 08251	-	2,054	3,665	153	-	2,054	3,818	5,872	559
8/22/06	Puyallup / Canyon Rd	-	1,123	1,940	75	-	1,123	2,015	3,138	282
8/22/06	Puyallup / South Hill	-	1,567	2,610	130	-	1,567	2,740	4,307	405
8/22/06	Queen Anne/Magnolia	-	3,191	11,723	107	-	3,191	11,830	15,021	1,665
8/22/06	Kennydale	-	3,424	7,799	123	-	3,424	7,922	11,346	1,120
8/22/06	Bellefield	-	3,019	5,541	273	-	3,019	5,814	8,833	802
8/22/06	Factoria Square	-	3,431	8,891	82	-	3,431	8,973	12,404	1,263
8/22/06	Auburn / 16th Ave	-	2,491	4,716	120	-	2,491	4,836	7,327	692
8/22/06	East Bremerton	-	1,945	5,203	90	-	1,945	5,293	7,238	752
8/22/06	Port Orchard	-	1,144	2,885	98	-	1,144	2,983	4,127	425
8/22/06	West Seattle	-	3,573	8,711	46	-	3,573	8,757	12,330	1,225
8/22/06	Vancouver / Salmon Creek	-	2,667	5,597	92	-	2,667	5,689	8,356	809

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	West Bremerton	-	1,778	3,067	76	-	1,778	3,143	4,921	437
8/22/06	Kent / 132nd	-	1,806	3,880	79	-	1,806	3,959	5,765	555
8/22/06	Lacey / Martin Way & Marvin Rd	-	1,211	2,162	67	-	1,211	2,229	3,440	313
8/22/06	Lynwood / Hwy 9 & 189th St SW	-	2,172	3,518	115	-	2,172	3,633	5,805	520
8/22/06	W Olympia / Black Lake Blvd II	-	1,295	2,300	34	-	1,295	2,334	3,629	333
8/22/06	Parkland / A St	-	1,855	3,819	153	-	1,855	3,972	5,827	566
8/22/06	Lake Union	-	11,602	32,019	2,513	-	11,602	34,532	46,134	4,668
8/22/06	Bellevue / 122nd	-	9,552	21,891	881	-	9,552	22,772	32,324	3,218
8/22/06	Gig Harbor/Olympic & Soundview	-	1,762	3,196	70	-	1,762	3,266	5,028	468
8/22/06	Seattle /Ballinger Way & 205th	-	-	7,098	38	-	-	7,136	7,136	996
8/22/06	Scottsdale South	-	2,377	3,524	191	-	2,377	3,715	6,092	546
8/22/06	Phoenix	-	2,516	5,638	150	-	2,516	5,788	8,304	832
8/22/06	Chandler	-	2,910	5,460	110	-	2,910	5,570	8,480	779
8/22/06	Phoenix East	-	1,524	5,151	123	-	1,524	5,274	6,798	758
8/22/06	Mesa	-	1,604	4,434	172	-	1,604	4,606	6,210	669
8/22/06	Union City	-	1,905	3,091	4,980	-	1,905	8,071	9,976	991
8/22/06	La Habra	-	5,439	10,239	128	-	5,439	10,367	15,806	1,457
8/22/06	Palo Alto	-	4,259	6,362	93	-	4,259	6,455	10,714	914
8/22/06	Kearney - Balboa	-	4,565	11,584	217	-	4,565	11,801	16,366	1,691
8/22/06	South San Francisco	-	1,593	4,995	228	-	1,593	5,223	6,816	777
8/22/06	Mountain View	-	1,505	3,839	57	-	1,505	3,896	5,401	547
8/22/06	Denver / Tamarac II	-	666	1,109	71	-	666	1,180	1,846	184
8/22/06	Littleton / Windermere I	-	2,214	4,186	160	-	2,214	4,346	6,560	655
8/22/06	Thornton / Quivas	-	547	1,439	131	-	547	1,570	2,117	232
8/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,099	-	1,579	5,815	7,394	752
8/22/06	Oakland Park	-	8,821	20,512	1,214	-	8,821	21,726	30,547	3,272
8/22/06	Seminole	-	1,821	3,817	86	-	1,821	3,903	5,724	567
8/22/06	Military Trail	-	6,514	10,965	310	-	6,514	11,275	17,789	1,625
8/22/06	Blue Heron	-	8,121	11,641	296	-	8,121	11,937	20,058	1,706
8/22/06	Alsip / 127th St	-	1,891	3,414	79	-	1,891	3,493	5,384	507
8/22/06	Dolton	-	1,784	4,508	44	-	1,784	4,552	6,336	640
8/22/06	Lombard / 330 W North Ave	-	1,506	2,596	247	-	1,506	2,843	4,349	447
8/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	134	-	1,839	3,754	5,593	547
8/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	58	-	1,732	4,084	5,816	580
8/22/06	Bridgeview	-	1,396	3,651	136	-	1,396	3,787	5,183	563
8/22/06	Willowbrook	-	1,730	3,355	117	-	1,730	3,472	5,202	504
8/22/06	Lisle	-	1,967	3,525	127	-	1,967	3,652	5,619	523

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Laurel	-	1,323	2,577	121	-	1,323	2,698	4,021	385
8/22/06	Crofton	-	1,373	3,377	74	-	1,373	3,451	4,824	494
8/22/06	Lansing	-	114	1,126	77	-	114	1,203	1,317	187
8/22/06	Southfield	-	4,181	6,338	69	-	4,181	6,407	10,588	899
8/22/06	23006 Troy - Oakland Mall	-	2,281	4,953	54	-	2,281	5,007	7,288	707
8/22/06	Walled Lake	-	2,788	4,784	72	-	2,788	4,856	7,644	685
8/22/06	Salem / Lancaster	-	2,036	4,827	118	-	2,036	4,945	6,981	702
8/22/06	Tigard / King City	-	1,959	7,189	75	-	1,959	7,264	9,223	1,017
8/22/06	Portland / SE 82nd Ave	-	1,519	4,390	71	-	1,519	4,461	5,980	628
8/22/06	Beaverton/HWY 217 & Denny Rd E	-	3,294	7,186	94	-	3,294	7,280	10,574	1,027
8/22/06	Beaverton / Cornell Rd	-	1,869	3,814	20	-	1,869	3,834	5,703	537
8/22/06	Fairfax	-	6,895	10,006	173	-	6,895	10,179	17,074	1,429
8/22/06	Falls Church	-	2,488	15,341	64	-	2,488	15,405	17,893	2,146
8/22/06	Manassas West	-	912	2,826	97	-	912	2,923	3,835	421
8/22/06	Herndon	-	2,625	3,105	74	-	2,625	3,179	5,804	462
8/22/06	Newport News South	-	2,190	5,264	32	-	2,190	5,296	7,486	739
8/22/06	North Richmond	-	1,606	2,411	153	-	1,606	2,564	4,170	404
8/22/06	Kempsville	-	1,165	1,951	74	-	1,165	2,025	3,190	297
8/22/06	Manassas East	-	1,297	2,843	49	-	1,297	2,892	4,189	416
8/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	95	-	1,751	3,346	5,097	480
8/22/06	White Center(aka West Seattle)	-	2,091	4,530	115	-	2,091	4,645	6,736	662
8/22/06	Factoria	-	2,770	5,429	460	-	2,770	5,889	8,659	909
8/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,439	-	4,031	10,989	15,020	1,454
8/22/06	Renton	-	2,752	6,378	145	-	2,752	6,523	9,275	929
8/22/06	Issaquah	-	3,739	5,624	34	-	3,739	5,658	9,397	791
8/22/06	East Lynnwood	-	2,250	4,790	99	-	2,250	4,889	7,139	695
8/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	95	-	1,604	2,489	4,093	364
8/22/06	Smokey Point	-	607	1,723	91	-	607	1,814	2,421	267
8/22/06	Shoreline / 145th	-	2,926	4,910	3,559	-	2,926	8,469	11,395	1,177
8/22/06	23038 Mt. Clemens	1,709	1,247	3,590	64	-	1,247	3,654	4,901	517
8/22/06	Ramsey	-	552	2,155	94	-	552	2,249	2,801	326
8/22/06	Apple Valley / 155th St	-	1,203	3,136	44	-	1,203	3,180	4,383	449
8/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	281	-	1,953	4,183	6,136	645
8/22/06	Burnsville Parkway W	-	1,561	4,359	62	-	1,561	4,421	5,982	629
8/22/06	Chanhassen	-	3,292	6,220	114	-	3,292	6,334	9,626	899
8/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	263	-	1,991	5,238	7,229	794
8/22/06	Eden Prairie East	-	3,516	5,682	264	-	3,516	5,946	9,462	883

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Eden Prairie West	-	3,713	7,177	84	-	3,713	7,261	10,974	1,023
8/22/06	Edina	-	4,422	8,190	34	-	4,422	8,224	12,646	1,147
8/22/06	Hopkins	-	1,460	2,510	42	-	1,460	2,552	4,012	362
8/22/06	Little Canada	-	3,490	7,062	225	-	3,490	7,287	10,777	1,038
8/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	792	-	1,513	4,064	5,577	574
8/22/06	Minnetonka	-	1,318	2,087	69	-	1,318	2,156	3,474	314
8/22/06	Plymouth 169	-	684	1,323	310	-	684	1,633	2,317	283
8/22/06	Plymouth 494	-	2,000	4,260	1,591	-	2,356	5,495	7,851	817
8/22/06	Plymouth West	-	1,973	6,638	78	-	1,973	6,716	8,689	944
8/22/06	Richfield	-	1,641	5,688	491	-	1,641	6,179	7,820	912
8/22/06	Shorewood	-	2,805	7,244	120	-	2,805	7,364	10,169	1,046
8/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	152	-	2,220	5,459	7,679	780
8/22/06	Central Parkway	-	2,545	4,637	66	-	2,545	4,703	7,248	668
8/22/06	Kirkman East	-	2,479	3,717	162	-	2,479	3,879	6,358	587
8/22/06	Pinole	-	1,703	3,047	60	-	1,703	3,107	4,810	438
8/22/06	Martinez	-	3,277	7,126	124	-	3,277	7,250	10,527	1,019
8/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	93	-	1,053	3,895	4,948	564
8/22/06	Houghton	-	2,694	4,132	69	-	2,694	4,201	6,895	590
8/22/06	Antioch	-	1,853	6,475	54	-	1,853	6,529	8,382	910
8/22/06	Walnut Creek	-	-	-	130	-	-	130	130	41
8/22/06	Holcomb Bridge	-	1,906	4,303	36	-	1,906	4,339	6,245	612
8/22/06	Palatine / Rand Rd	-	1,215	1,895	32	-	1,215	1,927	3,142	278
8/22/06	WashingtonSquare/Wash.Point Dr	-	523	1,073	47	-	523	1,120	1,643	170
8/22/06	Indianapolis-Dwntwn/N.Illinois	-	182	2,795	106	-	182	2,901	3,083	423
8/22/06	Canton South	-	769	3,316	87	-	769	3,403	4,172	496
8/22/06	Bricktown	-	2,881	5,834	93	-	2,881	5,927	8,808	831
8/22/06	Commack	-	2,688	6,376	75	-	2,688	6,451	9,139	911
8/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	44	-	1,374	3,195	4,569	453
8/22/06	Great Neck	-	1,229	3,299	46	-	1,229	3,345	4,574	473
8/22/06	Hempstead / S. Franklin St.	-	509	3,042	112	-	509	3,154	3,663	455
8/22/06	Bethpage / Stuart Ave	-	2,387	7,104	94	-	2,387	7,198	9,585	1,015
8/22/06	44079 Helotes	-	1,833	3,557	32	-	1,833	3,589	5,422	562
8/22/06	Medical Center San Antonio	-	1,571	4,217	70	-	1,571	4,287	5,858	605
8/22/06	44081 Oak Hills	-	-	7,449	73	-	-	7,522	7,522	1,059
8/22/06	44082 Olympia	-	2,382	4,182	28	-	2,382	4,210	6,592	589
8/22/06	Las Colinas	-	676	3,338	47	-	676	3,385	4,061	482
8/22/06	Old Towne	-	2,756	13,080	68	-	2,756	13,148	15,904	1,837

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Juanita	-	2,318	7,554	56	-	2,318	7,610	9,928	1,061
8/22/06	Ansley Park	-	3,132	11,926	110	-	3,132	12,036	15,168	1,690
8/22/06	Brookhaven	-	2,740	8,333	86	-	2,740	8,419	11,159	1,174
8/22/06	Decatur	-	2,556	10,146	34	-	2,556	10,180	12,736	1,420
8/22/06	Oregon City	-	1,582	3,539	52	-	1,582	3,591	5,173	511
8/22/06	Portland/Barbur Bl &Multonomah	-	2,328	9,134	93	-	2,328	9,227	11,555	1,298
8/22/06	Salem / Liberty Road	-	1,994	5,304	132	-	1,994	5,436	7,430	791
8/22/06	Edgemont	-	3,585	7,704	74	-	3,585	7,778	11,363	1,081
8/22/06	44001 Bedford	-	2,042	4,176	98	-	2,042	4,274	6,316	617
8/22/06	44024 Kingwood	-	1,625	2,926	125	-	1,625	3,051	4,676	437
8/22/06	44029 Hillcroft	-	-	3,994	48	-	-	4,042	4,042	568
8/22/06	44030 T.C. Jester	-	2,047	4,819	161	-	2,047	4,980	7,027	722
8/22/06	Windcrest	-	764	2,601	250	-	764	2,851	3,615	445
8/22/06	44036 Mission Bend	-	1,381	3,141	70	-	1,381	3,211	4,592	462
8/22/06	Parker Road & Independence	-	2,593	5,464	65	-	2,593	5,529	8,122	776
8/22/06	Park Cities East	-	4,205	6,259	28	-	4,205	6,287	10,492	879
8/22/06	MaCarthur Crossing	-	2,635	5,698	88	-	2,635	5,786	8,421	818
8/22/06	Arlington/S.Cooper &Green Oaks	-	2,305	4,308	23	-	2,305	4,331	6,636	606
8/22/06	Woodforest	-	1,534	3,545	988	-	1,534	4,533	6,067	637
8/22/06	Preston Road	-	1,931	3,246	74	-	1,931	3,320	5,251	467
8/22/06	44043 East Lamar	-	1,581	2,878	63	-	1,581	2,941	4,522	422
8/22/06	Lewisville/Interstate 35 &Main	-	2,696	4,311	206	-	2,696	4,517	7,213	666
8/22/06	44046 Round Rock	-	1,256	2,153	85	-	1,256	2,238	3,494	326
8/22/06	44047 Slaughter Lane	-	1,881	3,326	101	-	1,881	3,427	5,308	493
8/22/06	Valley Ranch	-	1,927	5,390	117	-	1,927	5,507	7,434	773
8/22/06	44050 Nacogdoches	-	1,422	2,655	92	-	1,422	2,747	4,169	394
8/22/06	Thousand Oaks	-	1,815	3,814	94	-	1,815	3,908	5,723	554
8/22/06	44054 Highway 78	-	1,344	2,288	44	-	1,344	2,332	3,676	334
8/22/06	44057 The Quarry	-	1,841	8,765	89	-	1,841	8,854	10,695	1,241
8/22/06	44062 Cinco Ranch	-	939	2,085	49	-	939	2,134	3,073	301
8/22/06	North Carrollton	-	2,408	4,204	113	-	2,408	4,317	6,725	620
8/22/06	44073 First Colony	-	1,181	2,930	38	-	1,181	2,968	4,149	420
8/22/06	44074 North Park	-	1,444	3,253	39	-	1,444	3,292	4,736	465
8/22/06	44075 South Main - TX	-	521	723	273	-	521	996	1,517	159
8/22/06	44077 Westchase	-	903	3,748	67	-	903	3,815	4,718	540
8/22/06	44086 Lakeline	-	1,289	3,762	50	-	1,289	3,812	5,101	540
8/22/06	44087 Highway 26	-	1,353	3,147	66	-	1,353	3,213	4,566	460

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	44088 Shavano Park	-	972	4,973	51	-	972	5,024	5,996	701
8/22/06	44089 Oltorf	-	880	3,693	66	-	880	3,759	4,639	534
8/22/06	44090 Irving	-	686	1,367	332	-	686	1,699	2,385	295
8/22/06	44091 Hill Country Village	-	988	3,524	275	-	988	3,799	4,787	574
8/22/06	44092 San Antonio NE	-	253	664	170	-	253	834	1,087	151
8/22/06	East Pioneer II	-	786	1,784	226	-	786	2,010	2,796	294
8/22/06	44095 Westheimer	-	594	2,316	300	-	594	2,616	3,210	417
8/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	58	-	1,102	2,695	3,797	387
8/22/06	44097 Beltline	-	1,291	2,336	158	-	1,291	2,494	3,785	377
8/22/06	44098 MacArthur	-	1,590	2,265	138	-	1,590	2,403	3,993	357
8/22/06	Hurst / S. Pipeline Rd	-	661	1,317	193	-	661	1,510	2,171	244
8/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	71	-	2,372	4,789	7,161	680
8/22/06	44101 Blanco Road	-	1,742	4,813	105	-	1,742	4,918	6,660	694
8/22/06	Leon Valley/Bandera Road	-	501	1,044	2,467	-	501	3,511	4,012	430
8/22/06	44103 Imperial Valley	-	1,166	2,756	59	-	1,166	2,815	3,981	404
8/22/06	44104 Sugarland	-	1,714	3,407	59	-	1,714	3,466	5,180	491
8/22/06	44105 Woodlands	-	1,353	3,131	140	-	1,353	3,271	4,624	465
8/22/06	44106 Federal Road	-	1,021	3,086	120	-	1,021	3,206	4,227	462
8/22/06	44107 West University	-	1,940	8,121	116	-	1,940	8,237	10,177	1,157
8/22/06	Medical Center/Braeswood II	-	1,121	4,678	56	-	1,121	4,734	5,855	671
8/22/06	Richardson/Audelia &Buckingham	-	1,034	2,703	29	-	1,034	2,732	3,766	386
8/22/06	North Austin	-	2,143	3,674	308	-	2,143	3,982	6,125	561
8/22/06	Warner	-	1,603	3,998	145	-	1,603	4,143	5,746	605
8/22/06	44034 Universal City	-	777	3,194	101	-	777	3,295	4,072	472
8/22/06	Seattle / Lake City Way S	-	3,406	7,789	193	-	3,406	7,982	11,388	1,146
8/22/06	Arrowhead	-	2,372	5,818	72	-	2,372	5,890	8,262	836
8/22/06	Ahwatukee	-	3,017	5,975	64	-	3,017	6,039	9,056	845
8/22/06	Blossom Valley	-	2,721	8,418	59	-	2,721	8,477	11,198	1,187
8/22/06	Jones Bridge	-	3,065	6,015	67	-	3,065	6,082	9,147	857
8/22/06	Lawrenceville	-	2,076	5,188	78	-	2,076	5,266	7,342	738
8/22/06	Fox Valley	-	1,880	3,622	86	-	1,880	3,708	5,588	530
8/22/06	Eagle Creek / Shore Terrace	-	880	2,878	116	-	880	2,994	3,874	440
8/22/06	North Greenwood/E.CountyLineRd	-	-	3,954	66	-	-	4,020	4,020	566
8/22/06	Annapolis	-	-	7,439	101	-	-	7,540	7,540	1,051
8/22/06	Creedmoor	-	3,579	7,366	109	-	3,579	7,475	11,054	1,058
8/22/06	Painters Crossing	-	1,582	4,527	65	-	1,582	4,592	6,174	643
8/22/06	Greenville Ave & Meadow	-	2,066	6,969	63	-	2,066	7,032	9,098	990

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Potomac Mills	-	2,806	7,347	49	-	2,806	7,396	10,202	1,037
8/22/06	Sterling (Cascades)	-	3,435	7,713	77	-	3,435	7,790	11,225	1,086
8/22/06	Redmond / Plateau	-	2,872	7,603	34	-	2,872	7,637	10,509	1,064
8/22/06	Val Vista	-	3,686	6,223	513	-	3,686	6,736	10,422	1,098
8/22/06	Van Ness	-	11,120	13,555	208	-	11,120	13,763	24,883	1,952
8/22/06	Sandy Plains	-	2,452	4,669	41	-	2,452	4,710	7,162	663
8/22/06	Country Club Hills	-	2,783	5,438	40	-	2,783	5,478	8,261	770
8/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	72	-	2,695	4,853	7,548	689
8/22/06	23033 Clinton Township	-	1,917	4,143	21	-	1,917	4,164	6,081	583
8/22/06	44060 Champions	-	1,061	3,207	93	-	1,061	3,300	4,361	463
8/22/06	44061 Southlake	-	2,794	4,760	40	-	2,794	4,800	7,594	674
8/22/06	City Place	-	2,045	5,776	67	-	2,045	5,843	7,888	820
8/22/06	44066 Bee Cave Road	-	3,546	10,341	53	-	3,546	10,394	13,940	1,450
8/22/06	44068 Oak Farms	-	2,307	8,481	130	-	2,307	8,611	10,918	1,209
8/22/06	44069 Henderson Street	-	542	5,001	60	-	542	5,061	5,603	715
8/22/06	Merrifield	-	5,061	10,949	99	-	5,061	11,048	16,109	1,549
8/22/06	Mill Creek	-	2,917	7,252	31	-	2,917	7,283	10,200	1,018
8/22/06	Pier 57	-	2,042	8,719	213	-	2,137	8,837	10,974	1,247
8/22/06	Redmond / 90th	-	3,717	7,011	63	-	3,717	7,074	10,791	984
8/22/06	Seattle / Capital Hill - 12th	-	3,811	11,104	303	-	3,811	11,407	15,218	1,558
8/22/06	Costa Mesa	2,632	3,622	6,030	95	-	3,622	6,125	9,747	836
8/22/06	West Park	6,740	11,715	12,915	327	-	11,715	13,242	24,957	1,762
8/22/06	Cabot Road-Resco LLC	3,922	5,168	9,253	101	-	5,168	9,354	14,522	1,293
8/22/06	San Juan Creek-Resco LLC	4,475	4,755	10,749	131	-	4,755	10,880	15,635	1,511
8/22/06	Rancho San Diego-RESCO LLC	3,585	4,226	7,652	85	-	4,226	7,737	11,963	1,075
8/22/06	Palms - RESCO LLC	4,504	2,491	11,404	136	-	2,491	11,540	14,031	1,607
8/22/06	West Covina	3,604	3,595	7,360	156	-	3,595	7,516	11,111	1,046
8/22/06	Woodland Hills	4,564	4,376	11,898	157	-	4,376	12,055	16,431	1,674
8/22/06	Long Beach	-	3,130	11,211	129	-	3,130	11,340	14,470	1,572
8/22/06	Northridge	-	4,674	11,164	150	-	4,674	11,314	15,988	1,572
8/22/06	Rancho Mirage	-	2,614	4,744	91	-	2,614	4,835	7,449	670
8/22/06	Palm Desert	-	1,910	5,462	101	-	1,910	5,563	7,473	775
8/22/06	Davie	-	4,842	9,388	78	-	4,842	9,466	14,308	1,332
8/22/06	Portland / I-205 & Division	-	2,026	4,299	90	-	2,026	4,389	6,415	627
8/22/06	Milwaukie/Hwy224&Internatn'lWy	-	2,867	5,926	43	-	2,867	5,969	8,836	830
8/22/06	44031 River Oaks	-	2,625	8,930	120	-	2,625	9,050	11,675	1,271
8/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	126	-	2,189	4,902	7,091	702

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Vancouver / Hazel Dell	-	2,299	4,313	71	-	2,299	4,384	6,683	617
8/22/06	Canyon Park	-	3,628	7,327	221	-	3,628	7,548	11,176	1,040
8/22/06	South Boulevard	4,065	3,090	6,041	282	1,463	3,766	7,110	10,876	984
8/22/06	Weddington	2,850	2,172	4,263	161	1,030	2,647	4,979	7,626	711
8/22/06	Gastonia	-	644	2,808	57	507	785	3,231	4,016	459
8/22/06	Amity Ct	1,756	610	1,378	90	313	743	1,648	2,391	239
8/22/06	Pavilion	1,429	1,490	3,114	911	732	1,818	4,429	6,247	561
8/22/06	Randleman	1,872	1,639	2,707	132	712	1,998	3,192	5,190	470
8/22/06	Matthews	-	1,733	6,457	537	1,220	2,112	7,835	9,947	1,112
8/22/06	Eastland	1,690	949	2,159	217	488	1,156	2,657	3,813	406
8/22/06	Albermarle	3,017	1,557	4,636	145	945	1,898	5,385	7,283	770
8/22/06	COTT	1,140	429	1,732	91	320	522	2,050	2,572	309
8/22/06	Ashley River	-	1,907	4,065	274	947	2,324	4,869	7,193	743
8/22/06	Clayton	-	1,071	2,869	876	608	1,307	4,117	5,424	552
8/22/06	Dave Lyle	-	604	2,111	1,048	407	737	3,433	4,170	438
8/22/06	English Rd	-	437	1,215	35	254	532	1,409	1,941	206
8/22/06	Sunset	-	659	1,461	80	334	803	1,731	2,534	264
8/22/06	Cone Blvd	-	1,253	2,462	116	595	1,526	2,900	4,426	419
8/22/06	Wake Forest	-	1,098	2,553	101	573	1,338	2,987	4,325	427
8/22/06	Silas Creek	-	1,304	2,738	104	642	1,590	3,198	4,788	461
8/22/06	Winston	2,135	1,625	3,368	140	794	1,980	3,947	5,927	576
8/22/06	Hickory	2,294	1,091	4,271	211	795	1,329	5,039	6,368	713
8/22/06	Wilkinson	2,001	1,366	3,235	232	720	1,664	3,889	5,553	556
8/22/06	Lexington NC	1,187	874	1,806	190	426	1,065	2,231	3,296	329
8/22/06	Florence	2,746	952	5,557	180	932	1,160	6,461	7,621	941
8/22/06	Sumter	1,097	560	2,002	98	384	683	2,361	3,044	346
8/22/06	Garners Ferry	2,245	1,418	2,516	181	638	1,728	3,025	4,753	470
8/22/06	Greenville	1,723	1,816	4,732	232	1,014	2,213	5,581	7,794	830
8/22/06	Spartanburg	454	799	1,550	187	377	974	1,939	2,913	279
8/22/06	Rockingham	744	376	1,352	160	258	458	1,688	2,146	266
8/22/06	Monroe	2,041	1,578	2,996	259	735	1,924	3,644	5,568	546
8/22/06	Salisbury - Ground Lease	3,062	40	5,488	150	724	49	6,353	6,402	886
8/22/06	N. Tryon	1,895	1,271	2,330	259	582	1,549	2,893	4,442	419
8/22/06	Pineville	4,063	2,609	6,829	373	1,461	3,179	8,093	11,272	1,218
8/22/06	Park Rd	4,195	2,667	7,243	202	1,527	3,250	8,389	11,639	1,193
8/22/06	Ballantyne	-	1,758	3,720	756	869	2,144	4,959	7,103	688
8/22/06	Stallings	2,337	1,348	2,882	211	671	1,643	3,469	5,112	503

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Concord	1,901	1,147	2,308	151	552	1,398	2,760	4,158	422
8/22/06	Woodruff	1,525	1,154	1,616	102	463	1,407	1,928	3,335	280
8/22/06	Shriners	1,698	758	2,347	137	472	924	2,790	3,714	401
8/22/06	Charleston	-	604	3,313	141	564	736	3,886	4,622	571
8/22/06	Rock Hill	-	993	2,222	1,064	506	1,211	3,574	4,785	469
8/22/06	Arrowood	2,495	2,014	4,214	221	989	2,454	4,984	7,438	711
8/22/06	Country Club	-	935	3,439	100	652	1,139	3,987	5,126	575
8/22/06	Rosewood (Morningstar)	-	352	2,141	60	356	429	2,480	2,909	359
8/22/06	James Island (Folly Road)	-	2,061	3,708	85	934	2,512	4,276	6,788	610
8/22/06	Battleground	-	1,995	3,757	42	925	2,431	4,288	6,719	606
8/22/06	Greenwood Village / DTC Blvd	4,229	684	2,925	93	-	684	3,018	3,702	412
8/22/06	Highlands Ranch/ Colorado Blvd	3,350	793	2,000	140	-	793	2,140	2,933	299
8/22/06	Seneca Commons	-	2,672	5,354	487	1,283	3,257	6,539	9,796	876
8/22/06	Capital Blvd South	-	3,002	6,273	263	1,474	3,659	7,353	11,012	1,014
8/22/06	Southhaven	1,718	1,286	3,578	154	271	1,357	3,932	5,289	533
8/22/06	Wolfchase	1,368	987	2,816	197	212	1,042	3,170	4,212	425
8/22/06	Winchester	-	676	1,500	350	121	713	1,934	2,647	281
8/22/06	Sycamore View	-	705	1,936	358	147	744	2,402	3,146	330
8/22/06	South Main	-	70	186	75	(51)	58	222	280	15
8/22/06	Southfield at Telegraph	-	1,757	8,341	36	-	1,757	8,377	10,134	1,169
8/22/06	Westland	-	1,572	3,687	26	-	1,572	3,713	5,285	522
8/22/06	Dearborn	-	1,030	4,847	64	-	1,030	4,911	5,941	698
8/22/06	Roseville	-	1,319	5,210	47	-	1,319	5,257	6,576	738
8/22/06	Farmington Hills	-	982	2,878	72	-	982	2,950	3,932	428
8/22/06	Hunt Club	-	2,527	5,483	70	729	2,823	5,986	8,809	847
8/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	(16)	-	1,992	3,649	5,641	527
8/22/06	Alafaya @ University Blvd.	-	2,817	4,549	63	689	3,147	4,971	8,118	702
8/22/06	McCoy @ 528	-	2,656	5,206	114	-	2,656	5,320	7,976	752
8/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	161	870	3,140	7,550	10,690	1,080
8/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	50	679	2,640	5,544	8,184	779
8/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	120	1,445	5,749	11,632	17,381	1,637
8/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	125	829	2,941	7,247	10,188	1,029
8/22/06	Red Bug @ Dodd Road	2,374	2,552	5,959	47	769	2,851	6,476	9,327	909
8/22/06	Altmonte Sprgs/SR434(S. of 436	2,022	1,703	5,125	78	604	1,902	5,608	7,510	787
8/22/06	Brandon	2,816	2,810	4,584	50	691	3,140	4,995	8,135	702
8/22/06	Granada @ U.S. 1	2,734	2,682	4,751	120	689	2,996	5,246	8,242	746
8/22/06	Daytona/Beville @ Nova Road	2,723	2,616	6,085	156	786	2,922	6,721	9,643	960

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

8/22/06	Eau Gallie	2,446	1,962	4,677	67	599	2,192	5,113	7,305	714
8/22/06	Hyde Park	2,728	2,719	7,145	61	883	3,038	7,770	10,808	1,092
8/22/06	Carrollwood	1,391	2,050	6,221	41	731	2,290	6,753	9,043	946
8/22/06	Conroy @ I-4	1,780	2,091	3,517	71	523	2,336	3,866	6,202	541
8/22/06	West Waters	-	2,190	5,186	61	666	2,447	5,656	8,103	794
8/22/06	Oldsmar	2,133	2,276	5,253	90	682	2,542	5,759	8,301	815
8/22/06	Mills North of Colonial	4,345	1,995	5,914	129	701	2,229	6,510	8,739	921
8/22/06	Alafaya @ Colonial	2,661	2,836	4,680	169	701	3,169	5,217	8,386	764
8/22/06	Fairbanks @ I-4	-	2,846	6,612	104	855	3,179	7,238	10,417	1,027
8/22/06	Maguire @ Colonial	-	479	7,521	276	839	815	8,300	9,115	1,165
10/20/06	Burbank-Rich R.	-	3,793	9,103	(64)	-	3,793	9,039	12,832	1,098
10/24/06	Stonegate	4,865	651	4,278	(670)	-	651	3,608	4,259	437
2/9/07	Portland/Barbur Bl &Luradel ST	-	830	3,273	24	-	830	3,297	4,127	366
3/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	61	-	7,454	14,886	22,340	1,652
6/1/07	South Bay	-	1,017	4,685	35	-	1,017	4,720	5,737	481
8/14/07	Murrieta / Whitewood Road	-	5,764	6,197	38	-	5,764	6,235	11,999	569
8/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	330	-	3,785	8,189	11,974	853
9/7/07	Mahopac / Rte 6	-	1,330	8,407	59	-	1,330	8,466	9,796	759
9/11/07	East Point / N Desert Dr	-	1,186	9,239	48	-	1,186	9,287	10,473	841
9/11/07	Canton / Ridge Rd	-	389	4,197	40	-	389	4,237	4,626	377
9/13/07	Murrieta / Antelope Rd	-	1,630	2,991	79	-	1,630	3,070	4,700	276
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,685)	-	1,292	3,900	5,192	1,031
4/22/08	Miramar Place	-	7,225	7,875	149	-	7,225	8,024	15,249	484
5/28/08	Bee Cave at the Galleria	-	621	4,839	5	-	621	4,844	5,465	295
5/28/08	Carlsbad Village	10,051	4,277	10,075	92	-	4,277	10,167	14,444	623
7/21/08	Austell / Oak Ridge Rd. (PSAF)	-	581	2,446	4	-	581	2,450	3,031	122
7/21/08	Marietta / Piedmont Rd. (PSAF)	-	1,748	3,172	1	-	1,748	3,173	4,921	159
9/3/08	N. Las Vegas/Cheyenne	-	1,144	4,020	132	-	1,144	4,152	5,296	215
9/4/08	Las Vegas/Boulder HWY II	-	1,151	4,281	53	-	1,151	4,334	5,485	224
11/7/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	(3)	-	1,726	6,191	7,917	268
12/23/08	East Palo Alto	-	2,655	2,235	1	-	2,655	2,236	4,891	89
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	-	-	1,861	10,033	11,894	34

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Adjustments
Resulting from
		2009	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2009			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

Self-storage Facility - Europe

3/31/08	West London	-	5,730	14,278	2,413	-	4,655	17,766	22,421	6,514

Other properties

2/16/96	Glendale/Western Avenue	-	1,622	3,771	16,751	-	1,616	20,528	22,144	19,032
12/13/99	Burlingame (Commercial & PUD)	-	4,043	9,434	360	-	4,042	9,795	13,837	4,182
4/28/00	San Diego/Sorrento	-	1,282	3,016	533	-	1,023	3,808	4,831	1,662
6/29/98	Pompano Bch/Center Port Circle	-	795	2,312	772	-	795	3,084	3,879	1,712
12/30/99	Tamarac Parkway	-	1,902	4,467	1,378	-	1,889	5,858	7,747	1,510
12/29/00	Gardena	-	1,737	5,456	291	-	1,737	5,747	7,484	1,739
4/2/02	Long Beach	-	887	6,251	349	-	886	6,601	7,487	1,953
8/22/06	St. Peters (land)	-	1,138	-	-	-	1,138	-	1,138	-
8/22/06	Monocacy (land)	-	1,386	-	-	-	1,386	-	1,386	-
8/22/06	Dolfield (land)	-	643	-	-	-	643	-	643	-
8/22/06	Village of Bee Caves (land)	-	544	-	-	-	544	-	544	-
8/22/06	Fontana	-	99	-	-	-	99	-	99	-
8/22/06	Lakewood 512 Business Park	-	4,437	6,685	1,408	-	4,437	8,093	12,530	1,398
8/22/06	Olive Innerbelt Business Park	-	787	3,023	67	-	787	3,090	3,877	406

	Construction in Progress	-	-	-	3,527	-	-	3,527	3,527	-

		$ 227,223	$ 2,658,721	$ 6,244,708	$ 1,023,993	$ 369,060	$ 2,717,368	$ 7,579,114	$ 10,296,482	$ 2,734,449