Form 10-Q
period 2010-03-31
Public Storage
filed 2010-05-10
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

[   ]         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                                 to                      .

Commission File Number:  001-33519

PUBLIC STORAGE

(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 244-8080.

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 5, 2010:

Common Shares of beneficial interest, $.10 par value per share – 169,833,053 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	2

	Condensed Consolidated Statement of Equity for the Three Months Ended March 31, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29 - 53

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56 - 64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6.	Exhibits	64

PUBLIC STORAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$719,982	$763,789
Marketable securities	95,191	-
Real estate facilities, at cost:
Land	2,717,117	2,717,368
Buildings	7,578,733	7,575,587
	10,295,850	10,292,955
Accumulated depreciation	(2,816,692)	(2,734,449)
	7,479,158	7,558,506
Construction in process	8,381	3,527
	7,487,539	7,562,033

Investment in real estate entities	601,104	612,316
Goodwill, net	174,634	174,634
Intangible assets, net	37,364	38,270
Loan receivable from Shurgard Europe	527,243	561,703
Other assets	101,414	92,900
Total assets	$9,744,471	$9,805,645

LIABILITIES AND EQUITY

Notes payable	$516,132	$518,889
Equity Shares, Series A called for redemption (Note 7)	205,366	-
Accrued and other liabilities	201,416	212,253
Total liabilities	922,914	731,142

Redeemable noncontrolling interests in subsidiaries (Note 6)	13,106	13,122

Commitments and contingencies (Note 11)
Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 886,140 shares issued (in series) and outstanding, (886,140 at December 31, 2009) at liquidation preference	3,399,777	3,399,777
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,657,595 shares issued and outstanding (168,405,539 at December 31, 2009)	16,867	16,842
Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, none outstanding (8,377.193 shares issued and outstanding at December 31, 2009) (Note 7)	-	-
Paid-in capital	5,487,156	5,680,549
Accumulated deficit	(202,998)	(153,759)
Accumulated other comprehensive loss	(24,779)	(15,002)
Total Public Storage shareholders’ equity	8,676,023	8,928,407
Equity of permanent noncontrolling interests in subsidiaries (Note 6)	132,428	132,974
Total equity	8,808,451	9,061,381
Total liabilities and equity	$9,744,471	$9,805,645

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues:
Self-storage facilities	$364,682	$370,772
Ancillary operations	25,158	25,835
Interest and other income	8,216	7,633
	398,056	404,240
Expenses:
Cost of operations:
Self-storage facilities	132,684	133,265
Ancillary operations	8,430	9,653
Depreciation and amortization	84,828	84,492
General and administrative	10,077	9,679
Interest expense	7,339	8,128
	243,358	245,217
Income from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, gain on early retirement of debt, asset impairment charges and foreign currency exchange loss	154,698	159,023
Equity in earnings of real estate entities	9,961	22,811
Gains on disposition of real estate investments	333	2,722
Gain on early retirement of debt	-	4,114
Asset impairment charges	(1,008)	-
Foreign currency exchange loss	(34,843)	(34,733)
Income from continuing operations	129,141	153,937
Discontinued operations	776	(508)
Net income	129,917	153,429
Net income allocated (to) from noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(5,956)	(8,427)
Based upon repurchases of preferred partnership units	-	72,000
Net income allocable to Public Storage shareholders	$123,961	$217,002
Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$58,108	$58,108
Preferred shareholders based on repurchases	-	(6,218)
Equity Shares, Series A	5,131	5,131
Equity Shares, Series A based on redemptions	25,746	-
Restricted share units	238	486
Common shareholders	34,738	159,495
	$123,961	$217,002
Net income per common share – basic and diluted
Continuing operations	$0.21	$0.95
Discontinued operations	-	-
	$0.21	$0.95
Basic weighted average common shares outstanding	168,477	168,312
Diluted weighted average common shares outstanding	169,310	168,473
Equity Shares, Series A (basic and diluted):
Net income per share	$0.61	$0.61
Weighted average depositary shares	8,377	8,377

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests In Subsidiaries	Total Equity
Balance at December 31, 2009	$3,399,777	$16,842	$5,680,549	$(153,759)	$(15,002)	$8,928,407	$132,974	$9,061,381
Equity Shares, Series A called for redemption (8,377.193 shares) (Note 7)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (252,056 shares) (Note 9)	-	25	11,797	-	-	11,822	-	11,822
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 9)	-	-	176	-	-	176	-	176
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 6)	-	-	-	(65)	-	(65)	-	(65)
Net income	-	-	-	129,917	-	129,917	-	129,917
Net income allocated to (Note 6):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(223)	-	(223)	-	(223)
Permanent noncontrolling equity interests	-	-	-	(5,733)	-	(5,733)	5,733	-
Distributions to equity holders:
Cumulative preferred shares (Note 7)	-	-	-	(58,108)	-	(58,108)	-	(58,108)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(6,279)	(6,279)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Holders of unvested restricted share units	-	-	-	(357)	-	(357)	-	(357)
Common shares ($0.65 per share)	-	-	-	(109,539)	-	(109,539)	-	(109,539)
Other comprehensive loss (Note 2)	-	-	-	-	(9,777)	(9,777)	-	(9,777)

Balance at March 31, 2010	$3,399,777	$16,867	$5,487,156	$(202,998)	$(24,779)	$8,676,023	$132,428	$8,808,451

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$129,917	$153,429
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate investments, including amounts in discontinued operations	(770)	(2,722)
Gain on early retirement of debt	-	(4,114)
Asset impairment charges	1,008	-
Depreciation and amortization, including amounts in discontinued operations	84,886	85,200
Distributions received from real estate entities in excess of (less than) equity in earnings of real estate entities	2,745	(10,992)
Foreign currency exchange loss	34,843	34,733
Other	(19,507)	4,331
Total adjustments	103,205	106,436
Net cash provided by operating activities	233,122	259,865
Cash flows from investing activities:
Capital improvements to real estate facilities	(4,812)	(8,499)
Construction in process	(4,854)	(2,328)
Proceeds from sales of other real estate investments	932	10,261
Purchases of marketable securities	(95,248)	-
Other investing activities	(2,221)	(825)
Net cash used in investing activities	(106,203)	(1,391)
Cash flows from financing activities:
Principal payments on notes payable	(1,965)	(1,890)
Redemption of senior unsecured notes payable	-	(109,622)
Net proceeds from the issuance of common shares	11,822	555
Repurchases of cumulative preferred shares	-	(17,535)
Repurchases of permanent noncontrolling equity interests	-	(153,000)
Distributions paid to Public Storage shareholders	(173,135)	(156,162)
Distributions paid to redeemable noncontrolling interests	(304)	(340)
Distributions paid to permanent noncontrolling equity interests	(6,279)	(8,075)
Net cash used in financing activities	(169,861)	(446,069)
Net decrease in cash and cash equivalents	(42,942)	(187,595)
Net effect of foreign exchange translation on cash	(865)	294
Cash and cash equivalents at the beginning of the period	763,789	680,701
Cash and cash equivalents at the end of the period	$719,982	$493,400

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Three Months Ended March 31,
	2010	2009
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$828	$-
Investment in real estate entities	8,467	10,366
Loan receivable from Shurgard Europe	34,460	34,864
Accumulated other comprehensive loss	(44,620)	(44,936)

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(65)	(99)
Redeemable noncontrolling interests	65	99

Equity Shares, Series A called for redemption:
Paid-in capital	(205,366)	-
Equity Shares, Series A called for redemption	205,366	-

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

At March 31, 2010, we had direct and indirect equity interests in 2,009 self-storage facilities located in 38 states operating under the “Public Storage” name and own one facility in London, England.  We also have a 49% interest in Shurgard Europe, which owns 115 facilities directly and has a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard Storage Centers” name.  We own one facility located in London, England also operated under the Shurgard Storage Centers name.  We also have direct and indirect equity interests in approximately 22 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonality and other factors.  The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts previously reported in our December 31, 2009 and March 31, 2009 financial statements have been reclassified to conform to the March 31, 2010 presentation, as a result of discontinued operations.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Consolidation Policy

Codification Section 810-10-15-14 stipulates that generally any entity with a) insufficient equity to finance its activities without additional subordinated financial support provided by any parties, or b) equity holders that, as a group, lack the characteristics specified in the Codification which evidence a controlling financial interest, is considered a Variable Interest Entity (“VIE”).  We have determined that we have no interests in VIEs.

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

The accounts of the entities we control are included in our consolidated financial statements, and all intercompany balances and transactions are eliminated.  We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting.  Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated.  The entities that we consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Subsidiaries.”  The entities that we have an interest in but do not consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Unconsolidated Entities.”

Collectively, at March 31, 2010, the Company and the Subsidiaries own a total of 1,997 real estate facilities included in continuing operations, consisting of 1,988 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.  Two facilities owned by the Company are subject to condemnation proceedings and their operating results are classified as discontinued operations for all periods presented.

At March 31, 2010, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At March 31, 2010, PSB owns approximately 19.8 million rentable square feet of commercial space, Shurgard Europe has interests in 187 self-storage facilities in Europe with 10.1 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2009 and we expect to meet these tests during 2010 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of March 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Real Estate Facilities

Real estate facilities are recorded at cost.  Costs associated with the acquisition, development, construction, renovation and improvement of properties are capitalized.  Internal and external transaction costs, such as legal and due diligence costs, that are incurred in connection with the acquisition of real estate facilities are expensed as incurred.  Interest, property taxes and other costs associated with development incurred during the construction period are capitalized as building cost.  Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as incurred.  The purchase cost of existing self-storage facilities that we acquire are allocated based upon relative fair value of the land, building and tenant intangible components of the real estate facility.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, interest receivable, and restricted cash.  During the three months ended March 31, 2010, we recorded impairment charges with respect to other assets totaling $611,000.  These amounts are included in “asset impairment charges” on our condensed consolidated statement of income for the three months ended March 31, 2010.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, losses and loss adjustment liabilities for our own exposures, and estimated losses related to our tenant insurance activities.  Contingent losses are accrued when they are determined to be probable, and to the extent that they are estimable.  When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under “Legal Matters” in Note 11 “Commitments and Contingencies”.

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

Marketable securities represent corporate debt securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost, the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; marketable securities were decreased $57,000 during the three months ended March 31, 2010 in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $95,191,000, ($163,000) and $95,028,000, respectively, at March 31, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.  All of our marketable securities have a maturity of one year or less as of March 31, 2010.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During the three months ended March 31, 2010, we had no other-than-temporary impairment losses.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, the loan receivable from Shurgard Europe, and restricted cash, which is included in other assets.  Cash and cash equivalents and restricted cash, as described above, including commercial paper, are only invested in instruments with an investment grade rating.  See “Loan Receivable from Shurgard Europe” below for information regarding our fair value measurement of this instrument.

At March 31, 2010, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $542,507,000 at March 31, 2010, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of March 31, 2010 and December 31, 2009.

Intangible Assets

We acquire finite-lived intangible assets representing primarily the estimated value of the tenants in place (a “Tenant Intangible”) at the date of the acquisition of each respective facility.  Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period.  Accumulated amortization reflects those properties where the related Tenant Intangibles had not been fully amortized at each applicable date.

At March 31, 2010, our Tenant Intangibles have a net book value of $18,540,000 ($19,446,000 at December 31, 2009).  Accumulated amortization totaled $12,524,000 at March 31, 2010 ($14,688,000 at December 31, 2009), and amortization expense of $906,000 and $2,257,000 was recorded for the three months ended March 31, 2010 and 2009, respectively.

We also have an intangible asset representing the value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at March 31, 2010 and December 31, 2009.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations, and we did not identify any indicators of impairment at March 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Evaluation of Asset Impairment

We evaluate our real estate, intangibles, the Shurgard tradename, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During the three months ended March 31, 2010, we recorded an impairment charge totaling $1,008,000, comprised of $611,000 in other assets and $397,000 in real estate facilities (Note 3).  No additional impairments were identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, except as noted above.

We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2009, nor were there any indicators of impairment at March 31, 2010.

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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations for which we have an interest, was translated at an end-of-period exchange rate of approximately 1.345 U.S. Dollars per Euro at March 31, 2010 (1.433 at December 31, 2009), and average exchange rates of 1.384 and 1.306 for the three months ended March 31, 2010 and 2009, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Fair Value Accounting

As the term is used in our financial statements, “fair value” is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier fair value hierarchy described in the FASB Codification Section 820-10-35-52.  See “Loan Receivable from Shurgard Europe” below and “Financial Instruments” above, as well as “Redeemable Noncontrolling Interests in Subsidiaries” and “Other Permanent Noncontrolling Interests in Subsidiaries” in Note 6 for information regarding our fair value measurements.

Loan Receivable from Shurgard Europe

As of March 31, 2010, we had a €391.9 million loan receivable from Shurgard Europe totaling $527,243,000 ($561,703,000 at December 31, 2009).  The loan, as amended, bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Prior to being amended on October 31, 2009, the loan bore interest at a fixed rate of 7.5% per annum and matured on March 31, 2010.  All other material terms and conditions remained the same after the amendment.

The loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During each applicable period, because we have expected repayment of the loan within two years of each respective balance sheet date, we have recognized foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar.

For the three months ended March 31, 2010 and 2009, we recorded interest income of approximately $6,430,000 and $5,177,000, respectively, related to the loan.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.

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

Our commitment to provide additional loans, up to €185 million ($265.2 million at December 31, 2009) to Shurgard Europe to assist in financing an acquisition of its joint venture partners’ interest in affiliated two joint ventures expired on March 31, 2010 without being drawn.

Other Comprehensive Income

Other comprehensive income consists of foreign currency translation adjustments and unrealized holding gains or losses on our marketable securities that are not already recognized in our net income.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our condensed consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Net income	$129,917	$153,429
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period	(44,620)	(44,936)
Less: foreign currency translation adjustments reflected in net income as “Foreign currency loss”	34,843	34,733
Other comprehensive loss for the period	(9,777)	(10,203)
Total comprehensive income	$120,140	$143,226

Discontinued Operations

The revenues and expenses of operating units (including individual real estate facilities) that can be segregated from the other operations of the Company, and either i) have been eliminated from the ongoing operations of the Company or ii) are expected to be eliminated from the ongoing operations of the Company within the next year pursuant to a committed plan of disposal, are reclassified and presented for all periods as “discontinued operations” on our condensed consolidated statements of operations.

Included in discontinued operations are two facilities we currently own that are subject to eminent domain proceedings, our truck rental and containerized storage operations which ceased in 2009, and certain other self-storage facilities that were disposed of in 2009.  In addition to revenues and expenses of these operating units prior to disposal, discontinued operations includes $437,000 and $4,335,000 in gains on disposition of real estate facilities for the three months ended March 31, 2010 and 2009, respectively, as well as $3,500,000 in truck disposal expenses in the three months ended March 31, 2009.

Net Income per Common Share

We first allocate net income to our noncontrolling interests in subsidiaries (Note 6) and preferred shareholders to arrive at net income allocable to our common shareholders and Equity Shares, Series A.  Net income allocated to preferred shareholders or noncontrolling interests in subsidiaries includes any excess of the cash required to redeem any preferred securities in the period over the net proceeds from the original issuance of the securities (or, if securities are redeemed for less than the original issuance proceeds, income allocated to the holders of the redeemed securities is reduced).

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.  Net income allocated to the Equity Shares, Series A for the three months ended March 31, 2010 also includes $25.7 million, representing the excess of cash paid to redeem the securities over the original issuance proceeds.  We called these securities for redemption during the three months ended March 31, 2010, and redeemed them on April 15, 2010.

Net income allocated to our regular common shares from continuing operations is computed by eliminating the net income or loss from discontinued operations allocable to our regular common shares, from net income allocated to our regular common shares.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Basic net income per share, basic net income (loss) from discontinued operations per share, and basic net income from continuing operations per share are computed using the weighted average common shares outstanding.  Diluted net income per share, diluted net income (loss) from discontinued operations per share, and diluted net income from continuing operations per share are computed using the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options outstanding (Note 9).

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net loss from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

	For the Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$34,738	$159,495
Eliminate: Discontinued operations allocable to common shareholders	(776)	508
Net income from continuing operations allocable to common shareholders	$33,962	$160,003

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	168,477	168,312
Net effect of dilutive stock options - based on treasury stock method using average market price	833	161
Diluted weighted average common shares outstanding	169,310	168,473

Recent Accounting Pronouncements and Guidance

In June 2009, the FASB issued accounting pronouncements which became effective January 1, 2010 and require restatement of previously reported financial statements on the new accounting basis.  One pronouncement affects accounting for Variable Interest Entities, by (i) eliminating the concept of a qualifying special purpose entity, (ii) replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity, and (iii) providing for additional disclosures about an entity’s involvement with a variable interest entity.  Another pronouncement affects the accounting for transfers of financial assets, by (i) eliminating the concept of a qualifying special purpose entity, (ii) amending the derecognition criteria for a transfer to be accounted for as a sale, and (iii) requiring additional disclosure over transfers accounted for as a sale.  These pronouncements did not have an effect on our financial statements.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Three Months Ended March 31, 2010
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,292,955
Capital improvements	4,812
Disposition of real estate facilities	(311)
Impairment of real estate facilities	(397)
Impact of foreign exchange rate changes	(1,209)
Ending balance	10,295,850
Accumulated depreciation:
Beginning balance	(2,734,449)
Depreciation expense	(82,773)
Disposition of real estate facilities	149
Impact of foreign exchange rate changes	381
Ending balance	(2,816,692)
Construction in process:
Beginning balance	3,527
Current development	4,854
Ending balance	8,381
Total real estate facilities at March 31, 2010	$7,487,539

During the three months ended March 31, 2010, we recorded an impairment charge totaling $397,000 related to a land-leased facility where the lease is expiring and we do not expect the lease to be renewed.  This impairment charge is included in “asset impairment charges” on our condensed consolidated statement of income for the three months ended March 31, 2010.  During the three months ended March 31, 2010, we disposed of a portion of certain real estate facilities in connection with condemnation proceedings, with net proceeds totaling $495,000, and recorded a gain of $333,000 included in “gain on disposition of real estate facilities”.  We also received additional proceeds, from a previously condemned facility, recording a gain included in discontinued operations totaling $437,000.

4.	Investments in Real Estate Entities

The following table sets forth our investments in the real estate entities at March 31, 2010 and December 31, 2009, and our equity in earnings of real estate entities for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Investments in Real Estate Entities at		Equity in Earnings of Real Estate Entities for the Three Months Ended March 31,
	March 31, 2010	December 31, 2009	2010	2009
PSB	$326,652	$326,145	$6,274	$20,466
Shurgard Europe	260,806	272,345	3,310	1,901
Other Investments	13,646	13,826	377	444
Total	$601,104	$612,316	$9,961	$22,811

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Included in equity in earnings of real estate entities for the three months ended March 31, 2009 is $16,284,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

During the three months ended March 31, 2010 and 2009, we received cash distributions from our investments in real estate entities totaling $12,706,000 and $11,819,000, respectively.

During three months ended March 31, 2010 and 2009, our investment in Shurgard Europe decreased by $8,467,000 and $10,366,000, respectively, due to foreign currency translation adjustments.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of March 31, 2010 and December 31, 2009, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2010 ($53.40 per share of PSB common stock), the shares and units had a market value of approximately $699.9 million as compared to a book value of $326.7 million.  We account for our investment in PSB using the equity method.

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

	2010	2009
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$67,305	$69,309
Costs of operations	(22,966)	(22,436)
Depreciation and amortization	(18,190)	(22,614)
General and administrative	(2,749)	(1,976)
Other items	4,441	(584)
Net income	$27,841	$21,699

	At March 31, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily real estate)	$1,567,758	$1,564,822
Debt	52,544	52,887
Other liabilities	45,643	46,298
Preferred stock and units	699,464	699,464
Common equity	$770,107	$766,173

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Investment in Shurgard Europe

At March 31, 2010, we had a 49% equity investment in Shurgard Europe, which owns 115 facilities directly and has a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard Storage Centers” name.

Our equity in earnings from our investment in Shurgard Europe for the three months ended March 31, 2010 and 2009, totaling $3,310,000 and $1,901,000, respectively, are comprised of (i) losses of $3,072,000 and $3,251,000, respectively, representing our 49% pro-rata share of Shurgard Europe’s net loss for the respective periods and (ii) income of $6,382,000 and $5,152,000, respectively, representing our 49% pro-rata share of the interest income and trademark license fees received from Shurgard Europe for the respective periods (such amounts are presented as equity in earnings of real estate entities rather than interest and other income).

During the three months ended March 31, 2010 and 2009, our investment in Shurgard Europe decreased by approximately $8,467,000 and $10,366,000, respectively, due to the impact of changes in foreign currency exchange rates.

The following table sets forth selected financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances (on a consolidated basis, including the operations of the 72 self-storage facilities in which Shurgard Europe has a 20% interest), rather than our pro rata share, and are based upon our historical acquired book basis.

	2010	2009
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$58,408	$51,044
Interest and other income (expense)	76	129
Self-storage and ancillary cost of operations	(25,459)	(23,922)
Trademark license fee payable to Public Storage	(415)	(362)
Depreciation and amortization	(18,739)	(17,436)
General and administrative	(1,912)	(1,718)
Interest expense on third party debt	(2,777)	(4,225)
Interest expense on loan payable to Public Storage	(12,609)	(10,151)
Expenses from foreign currency exchange	(193)	(587)
Discontinued operations	-	8
Net loss	$(3,620)	$(7,220)

Net income (loss) allocated to permanent noncontrolling equity interests in subsidiaries (a)	2,649	(586)
Net loss allocated to Shurgard Europe	$(6,269)	$(6,634)

	At March 31, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,529,320	$1,617,579
Total debt to third parties	302,134	328,510
Total debt to Public Storage	527,243	561,703
Other liabilities	75,289	75,074
Equity	$624,654	$652,292

(a)
During the three months ended March 31, 2010 and 2009, approximately $3,145,000 and $2,739,000, respectively, of depreciation and amortization expense was allocated to permanent noncontrolling equity interests in subsidiaries.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Other Investments

At March 31, 2010, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities that we have an interest in at March 31, 2010:

	2010	2009
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$4,098	$4,114
Cost of operations and other expenses	(1,711)	(1,670)
Depreciation and amortization	(610)	(479)
Net income	$1,777	$1,965

	At March 31, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$36,933	$37,386
Total accrued and other liabilities	1,073	876
Total Partners’ equity	$35,860	$36,510

5.	Line of Credit and Notes Payable

At March 31, 2010, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2010).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2010).  We had no outstanding borrowings on our Credit Agreement at March 31, 2010 or at May 7, 2010.  At March 31, 2010, we had undrawn standby letters of credit, which reduce our borrowing capability with respect to our line of credit by the amount of the letters of credit, totaling $18,270,000 ($18,270,000 at December 31, 2009).

The carrying amounts of our notes payable at March 31, 2010 and December 31, 2009 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

	March 31, 2010	December 31, 2009
	(Amounts in thousands)
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes $1,502 of unamortized premium at March 31, 2010 and $1,889 at December 31, 2009)	104,818	105,206

Secured Notes Payable:

5.5% average effective rate fixed rate mortgage notes payable, secured by 89 real estate facilities with a net book value of approximately $556 million at March 31, 2010 and stated note rates between 4.95% and 8.00%, maturing at varying dates between April 2010 and September 2028 (carrying amount includes $3,578 of unamortized premium at March 31, 2010 and $3,983 at December 31, 2009)	224,854	227,223

Total notes payable	$516,132	$518,889

Substantially all of our debt was acquired in connection with a property or other acquisition, and in such cases an initial premium or discount is established for any difference between the stated note balance and estimated fair value of the note.  This initial premium or discount is amortized over the remaining term of the notes using the effective interest method.  Estimated fair values are based upon discounting the future cash flows under each respective note at an interest rate that approximates those of loans with similar credit characteristics and term to maturity.  These inputs for fair value represent significant unobservable inputs, which are “Level 3” inputs as the term is defined in the Codification.

On February 12, 2009, we acquired $110,223,000 face amount of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash, and recognized a gain of $4,114,000 for the three months ended March 31, 2009.

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at March 31, 2010.  At March 31, 2010, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2010 (remainder)	$1,285	$8,668	$9,953
2011	103,533	27,819	131,352
2012	-	55,575	55,575
2013	186,460	64,961	251,421
2014	-	25,400	25,400
Thereafter	-	42,431	42,431
	$291,278	$224,854	$516,132
Weighted average effective rate	5.8%	5.5%	5.7%

We incurred interest expense (including interest capitalized as real estate totaling $72,000 and $190,000, respectively for the three months ended March 31, 2010 and 2009) with respect to our notes payable, capital leases and line of credit aggregating $7,411,000 and $8,318,000 for the three months ended March 31, 2010 and 2009, respectively.  These amounts were comprised of $8,203,000 and $9,282,000 in cash paid during the three months ended March 31, 2010 and 2009, respectively, less $792,000 and $964,000 in amortization of premium, respectively.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

6.	Noncontrolling Interests in Subsidiaries

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

Redeemable Noncontrolling Interests in Subsidiaries

At March 31, 2010, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities.  During the three months ended March 31, 2010 and 2009, these interests were increased by $65,000 and $99,000, respectively, to adjust to their estimated liquidation value (which approximates fair value).  We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

During the three months ended March 31, 2010 and 2009, we allocated a total of $223,000 and $262,000, respectively, of income to these interests.  During the three months ended March 31, 2010 and 2009, we paid distributions to these interests totaling $304,000 and $340,000, respectively.

Permanent Noncontrolling Interests in Subsidiaries

At March 31, 2010, the Permanent Noncontrolling Interests in Subsidiaries represent (i) equity interests in 28 entities that own an aggregate of 94 self-storage facilities (the “Other Permanent Noncontrolling Interests in Subsidiaries”) and (ii) preferred partnership units (the “Preferred Partnership Interests”).  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash, other assets, or other securities that would not also be classified as equity.

Other Permanent Noncontrolling Interests in Subsidiaries

The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $32,428,000 at March 31, 2010 ($32,974,000 at December 31, 2009).  During the three months ended March 31, 2010 and 2009, we allocated a total of $3,921,000 and $4,148,000, respectively, in income to these interests and we paid distributions to these interests totaling $4,467,000 and $4,058,000, respectively.

Preferred Partnership Interests

At March 31, 2010 and December 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011).  Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

In the three months ended March 31, 2009, in connection with our acquisition of preferred partnership units from third parties for an aggregate of $153.0 million, we recorded an allocation of $72.0 million in income from these interests in determining net income allocable to Public Storage shareholders based upon the excess of the carrying amount over the amount paid.

During the three months ended March 31, 2010 and 2009, we allocated a total of $1,812,000 and $4,017,000, respectively, in income to these interests based upon distributions paid.

7.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At March 31, 2010 and December 31, 2009, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

			At March 31, 2010		At December 31, 2009
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series V	9/30/07	7.500%	6,200	$155,000	6,200	$155,000
Series W	10/6/08	6.500%	5,300	132,500	5,300	132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	750,900	18,772	750,900	18,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series B	6/30/09	7.125%	4,350	108,750	4,350	108,750
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Total Cumulative Preferred Shares			886,140	$3,399,777	886,140	$3,399,777

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At March 31, 2010, there were no dividends in arrears.

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
March 31, 2010

Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V – 700,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13,230,000, Series C – 175,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2,695,000 and Series F – 107,000 depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1,610,000.  The carrying value of the shares repurchased totaled $23.8 million ($24.6 million liquidation preference less $0.8 million of original issuance costs), and exceeded the aggregate repurchase cost of $17.5 million by approximately $6.2 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $6.2 million for the three months ended March 31, 2009.

See Note 12 “Subsequent Events” for further discussion regarding our Cumulative Preferred Shares.

Equity Shares, Series A

On March 12, 2010, we called for redemption all of our outstanding shares of Equity Shares, Series A. The redemption occurred on April 15, 2010 at $24.50 per share.  The aggregate redemption amount of $205.4 million was classified as a liability at March 31, 2010.

During each of the three months ended March 31, 2010 and 2009, we paid quarterly distributions to the holders of the Equity Shares, Series A of $0.6125 per share.

Equity Shares, Series AAA

We have $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding at March 31, 2010 and December 31, 2009.  The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share.  Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564.  We have no obligation to pay distributions if no distributions are paid to common shareholders.  During each of the three month periods ended March 31, 2010 and 2009, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by a Subsidiary.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $109.9 million ($0.65 per share) and $92.9 million ($0.55 per share), for the three months ended March 31, 2010 and 2009, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for each of the three month periods ended March 31, 2010 and 2009.  Preferred share dividends pay fixed rates from 6.125% to 7.500% with a total liquidation amount of $3,399,777,000 at March 31, 2010 and December 31, 2009 and dividends aggregating $58.1 million for each of the three months ended March 31, 2010 and 2009, respectively.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

8.	Related Party Transactions

Mr. Hughes, Public Storage’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 52 self-storage facilities in Canada using the “Public Storage” brand name (“PS Canada”) pursuant to a royalty-free trademark license agreement with Public Storage.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 17.3% of our common shares outstanding at March 31, 2010.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 52 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the three months ended March 31, 2010 and 2009, we received $159,000 and $183,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

9.      Share-Based Compensation

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

For each of the three months ended March 31, 2010 and 2009, we recorded $600,000 in stock option compensation expense related to options granted after January 1, 2002.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

A total of 105,000 stock options were granted during the three months ended March 31, 2010, 202,177 shares were exercised, and no shares were forfeited.  A total of 3,598,491 stock options were outstanding at March 31, 2010 (3,695,668 at December 31, 2009).

Outstanding stock options are included on a one-for-one basis in our diluted weighted average shares, less a reduction for the treasury stock method applied to a) the average cumulative measured but unrecognized compensation expense during the period and b) the strike price proceeds expected from the employee upon exercise.

Restricted Share Units

Outstanding restricted share units vest ratably over either five or eight years (depending upon the terms of each individual grant) from the date of grant.  The employee receives additional compensation equal to the per-share dividends received by common shareholders with respect to restricted share units outstanding.  Such compensation is accounted for as dividends paid.  Any dividends paid on units which are subsequently forfeited are expensed.  Upon vesting, the employee receives common shares equal to the number of vested restricted share units in exchange for the units.

The total value of each restricted share unit grant, based upon the market price of our common shares at the date of grant, is amortized over the service period, net of estimates for future forfeitures, as compensation expense.  The related employer portion of payroll taxes is expensed as incurred.

During the three months ended March 31, 2010, 94,864 restricted share units were granted, 24,735 restricted share units were forfeited and 80,477 restricted share units vested.  This vesting resulted in the issuance of 49,879 common shares.  In addition, cash compensation totaling $2,292,000 was paid to employees in lieu of 30,598 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At March 31, 2010, approximately 538,006 restricted share units were outstanding (548,354 at December 31, 2009).  A total of $2,032,000 and $2,013,000 in restricted share unit expense was recorded for the three months ended March 31, 2010 and 2009, respectively.  Restricted share unit expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as $164,000 and $113,000 in related payroll taxes we incurred in the three months ended March 31, 2010 and 2009, respectively.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

10.      Segment Information

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 1,989 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At March 31, 2010, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.5 billion ($7.6 billion at December 31, 2009), Tenant Intangibles with a book value of approximately $18.5 million ($19.4 million at December 31, 2009), and the Other Investments with a net book value of $13.6 million ($13.8 million at December 31, 2009).  Substantially all of our other assets totaling $101.4 million, and our accrued and other liabilities totaling $201.4 million, ($92.9 million and $212.3 million, respectively, at December 31, 2009) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At March 31, 2010, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $260.8 million ($272.3 million at December 31, 2009) and a loan receivable from Shurgard Europe totaling $527.2 million ($561.7 million at December 31, 2009).

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed Real Estate Investment Trust with a separate management team that makes the financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At March 31, 2010, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $326.7 million ($326.1 million at December 31, 2009).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

For the three months ended March 31, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$364,682	$-	$-	$-	$364,682
Ancillary operations	-	-	3,697	21,461	25,158
Interest and other income	-	6,642	-	1,574	8,216
	364,682	6,642	3,697	23,035	398,056

Expenses:
Cost of operations:
Self-storage facilities	132,684	-	-	-	132,684
Ancillary operations	-	-	1,437	6,993	8,430
Depreciation and amortization	84,173	-	655	-	84,828
General and administrative	-	-	-	10,077	10,077
Interest expense	-	-	-	7,339	7,339
	216,857	-	2,092	24,409	243,358

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of other real estate investments, asset impairment charges facilities and foreign currency exchange loss	147,825	6,642	1,605	(1,374)	154,698

Equity in earnings of real estate entities	377	3,310	6,274	-	9,961
Gains on disposition of other real estate investments	-	-	-	333	333
Asset impairment charges	(1,008)	-	-	-	(1,008)
Foreign currency exchange loss	-	(34,843)	-	-	(34,843)
Income (loss) from continuing operations	147,194	(24,891)	7,879	(1,041)	129,141
Discontinued operations	-	-	-	776	776
Net income (loss)	$147,194	$(24,891)	$7,879	$(265)	$129,917

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

For the three months ended March 31, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$370,772	$-	$-	$-	$370,772
Ancillary operations	-	-	3,679	22,156	25,835
Interest and other income	-	5,361	-	2,272	7,633
	370,772	5,361	3,679	24,428	404,240

Expenses:
Cost of operations:
Self-storage facilities	133,265	-	-	-	133,265
Ancillary operations	-	-	1,411	8,242	9,653
Depreciation and amortization	83,512	-	980	-	84,492
General and administrative	-	-	-	9,679	9,679
Interest expense	-	-	-	8,128	8,128
	216,777	-	2,391	26,049	245,217

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of other real estate investments, gain on early retirement of debt and foreign currency exchange loss	153,995	5,361	1,288	(1,621)	159,023

Equity in earnings of real estate entities	444	1,901	20,466	-	22,811
Gains on disposition of other real estate investments	-	-	-	2,722	2,722
Gain on early retirement debt	-	-	-	4,114	4,114
Foreign currency exchange loss	-	(34,733)	-	-	(34,733)
Income (loss) from continuing operations	154,439	(27,471)	21,754	5,215	153,937
Discontinued operations	-	-	-	(508)	(508)
Net income (loss)	$154,439	$(27,471)	$21,754	$4,707	$153,429

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

11.      Commitments and Contingencies

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At March 31, 2010, there were approximately 604,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.3 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.3 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At March 31, 2010, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $5 million for the remainder of 2010, $6 million per year in 2011 and 2012, $5 million per year in 2013 and 2014, and an aggregate of $71 million in payments thereafter.

        Expenses under operating leases were approximately $1.9 million for each of the three month periods ended March 31, 2010 and 2009.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

12.      Subsequent Events

We entered into an agreement to acquire 30 self-storage facilities for $189 million, consisting of the assumption of debt totaling $100 million and $89 million of cash. Twenty-eight of the facilities (1.8 million square feet) are located in the Los Angeles area and the surrounding communities of Southern California. The other two facilities (107,000 square feet) are located in the Chicago area.  The closing will occur in stages through June 30, 2010.  As of May 7, 2010, we closed on eight facilities with a total acquisition cost of $38 million.  These acquisitions are subject to customary closing conditions, and there can be no assurance that we will be able to complete the acquisition of the remaining facilities.

During April and May, 2010, we issued in aggregate 5,800,000 depositary shares each representing 1/1,000 of a 6.875% Cumulative Preferred Share of Beneficial Interest, Series O, for gross proceeds of $145,000,000.

On April 15, 2010, we called for redemption our Series V Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on May 18, 2010, is $155,000,000.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto.

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage's actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part II,  Item 1A, "Risk Factors" in this Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The notes to our March 31, 2010 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

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

We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations.  This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders.  Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, could have a material adverse impact on our financial condition or results of operations.  Unless entitled to relief under specific statutory provisions, we also would not be eligible to elect REIT status for any taxable year prior to the fifth taxable year which begins after the first taxable year for which REIT status was terminated.  There can be no assurance that we would be entitled to any statutory relief.  In addition, if Shurgard failed to qualify as a REIT, we would succeed to significant tax liabilities.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 11 to our March 31, 2010 condensed consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense, which as a real estate operator, represents one of our largest expenses totaling approximately $42 million in the three months ended March 31, 2010, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

Valuation of assets and liabilities acquired in business combinations: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in business combinations, most notably the Shurgard Merger.  We have acquired these assets, in certain cases, with non-cash assets, most notably the 38.9 million shares that we issued to the Shurgard shareholders.  These estimates are based upon many assumptions, including interest rates, market values of land and buildings in the U.S. and Europe, estimated future cash flows from the tenant base in place at the time of the merger, and the recoverability of certain assets.  We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could use different assumptions and therefore come to materially different conclusions as to the estimated values.  If estimated values had been different, our depreciation and amortization expense, interest expense, investments in real estate entities, real estate, debt, and intangible assets could be materially different.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time and focus is placed upon maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment comprises 94% of our operating revenue for the three months ended March 31, 2010, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 10 to our March 31, 2010 condensed consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, we have experienced downward pressure on occupancy levels, rental rates, and revenues in our self-storage facilities have declined on a year-over-year basis since the first quarter of 2009.  We have seen some improvement in year-over-year occupancy levels and revenue trends, as weighted average occupancy was higher by 0.6% and revenue declined by 2.2% in the quarter ended March 31, 2010, which is the lowest decline since the first quarter of 2009.  However, there can be no assurance that these improvements will continue.

Another important determinant of our long-term growth is our access to capital and deployment of that capital in order to expand our asset base.  Acquisitions of self-storage facilities were minimal during 2008 and 2009.  On April 1, 2010, we entered into an agreement to acquire 30 self-storage facilities for $189 million, consisting of cash of $89 million and debt assumption of $100 million.  Twenty-eight of the facilities (1.8 million square feet) are located in the Los Angeles area and the surrounding communities of Southern California.  The other two facilities (107,000 square feet) are located in the Chicago area.  As of May 7, 2010, we have acquired eight of these properties and the remaining properties are expected to close in stages through June 30, 2010.  There can be no assurance that the remaining properties will be acquired.

We believe that there may be additional opportunities to acquire additional facilities in 2010 from distressed sellers who, due to the constrained credit environment and pressure on cash flows due to the current difficult operating environment, face covenant violations or are concerned about their ability to refinance their existing debt as it comes due.  The timing and amount of these opportunities will be at least partially dependent upon whether lenders elect to pursue foreclosure, acceleration, or other remedies which could force a sale of the properties.  It is our belief that opportunities in 2009 were limited due at least in part to lenders’ desire to extend loans rather than foreclose or accelerate.  There can be no assurance that any such opportunities will materialize in the future.

Historically we have developed and redeveloped self-storage facilities.  Our development activities have substantially ceased due to the existing economic environment and our belief that our capital can be more effectively put to use in other ways.

At March 31, 2010, we had approximately $720 million of cash on hand, $95 million of short-term investments in high-grade corporate notes and we have access to an additional $300 million line of credit that does not expire until March 27, 2012.  In addition, in April and May, 2010 we raised in aggregate gross proceeds of approximately $145 million through the issuance of our Series O Cumulative Preferred Shares.  Our capital commitments in the 12 months ending March 31, 2011 total approximately $575 million and include (i) $205 million paid in April 2010 to redeem our Equity Shares, Series A, (ii) the $89 million cash portion of the acquisition cost of the 30 self-storage facilities as well as $12 million in related incremental capital expenditures noted below, (iii) $155 million to be paid to redeem our Series V Cumulative Preferred Shares and (iv) $117 million in principal payments on debt.  We have no further significant capital commitments until 2013, when $251 million of existing debt comes due.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress incurred in late 2008 and early 2009.  As noted above, in April and May, 2010, we issued in aggregate $145 million (face amount) of cumulative preferred shares at a coupon rate of 6.875%.  This rate compares favorably to our last issuance of preferred stock in July 2007, a $172.5 million face amount issued at a 7.0% coupon rate.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations.

Results of Operations

Operating Results for the Three Months Ended March 31, 2010 and 2009:

For the three months ended March 31, 2010, net income allocable to our common shareholders was $34.7 million or $0.21 per common share, on a diluted basis, compared to $159.5 million or $0.95 per common share, on a diluted basis, for the same period in 2009, representing a decrease of $124.8 million or $0.74 per common share.  This decrease is primarily due to the application of Emerging Issues Task Force D-42 (“EITF D-42”) in connection with the redemption of our Equity Shares, Series A and repurchases of our preferred securities at costs which differ from the original net issuance proceeds for such securities.  Overall, the application of EITF D-42 resulted in a net year-over-year reduction in net income allocable to our common shareholders of approximately $120.2 million or $0.71 per common share on a diluted basis.

During the three months ended March 31, 2010, we called for redemption our Equity Shares, Series A and in applying EITF D-42 the excess redemption cost over the original net issuance proceeds reduced net income allocable to our common shareholders by $25.7 million.  Conversely, during the three months ended March 31, 2009, we repurchased a portion of our preferred securities at an aggregate cost that was less than the original net issuance proceeds for these securities and as a result of applying EITF D-42, combined with our 41% equity share of PSB’s benefit from repurchases of preferred securities, net income allocable to our common shareholders was increased by $94.5 million.

Revenues for the Same Store Facilities (defined below) decreased 2.2% or $7.7 million in the quarter ended March 31, 2010 as compared to the same period in 2009, primarily due to a 3.0% reduction in realized rent per occupied square foot, offset by a 0.6% increase in average occupancies.  Cost of operations for the Same Store Facilities decreased 0.7% or $0.9 million in the quarter ended March 31, 2010 as compared to the same period in 2009.  Net operating income for our Same Store Facilities decreased 3.0% or $6.8 million in the quarter ended March 31, 2010 as compared to the same period in 2009.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 90% of our revenues for the three months ended March 31, 2010 and 2009, respectively.

To enhance year-over-year comparisons, the table that follows summarizes, and the ensuing discussion describes, the operating results of two groups of facilities that management analyzes: (i) the Same Store group, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2008 and (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2008 such as newly acquired, newly developed, or recently expanded facilities.

Self-Storage Operations Summary	Three Months Ended March 31,
	2010	2009	Percentage Change
	(Dollar amounts in thousands)
Rental income:
Same Store Facilities	$347,833	$355,489	(2.2)%
Other Facilities	16,849	15,283	10.2%
	364,682	370,772	(1.6)%
Cost of operations:
Same Store Facilities	126,537	127,412	(0.7)%
Other Facilities	6,147	5,853	5.0%
	132,684	133,265	(0.4)%
Net operating income (a):
Same Store Facilities	221,296	228,077	(3.0)%
Other Facilities	10,702	9,430	13.5%
	231,998	237,507	(2.3)%
Total depreciation and amortization
Same Store Facilities	(76,862)	(76,896)	0.0%
Other Facilities	(7,311)	(6,616)	10.5%
	(84,173)	(83,512)	0.8%

Total net income	$147,825	$153,995	(4.0)%

Number of facilities at period end:
Same Store Facilities	1,925	1,925	-
Other Facilities	64	63	1.6%
	1,989	1,988	0.1%
Net rentable square footage at period end (in thousands):
Same Store Facilities	120,328	120,328	-
Other Facilities	5,513	5,373	2.6%
	125,841	125,701	0.1%

(a)	See “Net Operating Income” or NOI below.

Net income with respect to our self-storage operations decreased by $6.4 million during the three months ended March 31, 2010, when compared to the same period in 2009.  This was primarily due to a $7.7 million reduction in Same Store revenues, offset by a $1.6 million increase in revenues for the other facilities.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage and Shurgard Europe segments to our consolidated net income in our March 31, 2010 condensed consolidated financial statements.

	Three Months Ended March 31,
	2010	2009
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$221,296	$228,077
Other Facilities	10,702	9,430
Total net operating income from self-storage	231,998	237,507

Depreciation and amortization expense:
Same Store Facilities	(76,862)	(76,896)
Other Facilities	(7,311)	(6,616)
Total depreciation and amortization expense from self-storage	(84,173)	(83,512)

Net income:
Same Store Facilities	144,434	151,181
Other Facilities	3,391	2,814
Total net income from self-storage	147,825	153,995

Ancillary operating revenue	25,158	25,835
Interest and other income	8,216	7,633
Ancillary cost of operations	(8,430)	(9,653)
Depreciation and amortization, commercial	(655)	(980)
General and administrative expense	(10,077)	(9,679)
Interest expense	(7,339)	(8,128)
Equity in earnings of real estate entities	9,961	22,811
Gains on disposition of real estate investments	333	2,722
Gain on early debt retirement	-	4,114
Asset impairment charges	(1,008)	-
Foreign currency exchange loss	(34,843)	(34,733)
Discontinued operations	776	(508)
Net income of the Company	$129,917	$153,429

Same Store Facilities

The “Same Store Facilities” represents those 1,925 facilities that are stabilized and owned since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The Same Store Facilities increased from 1,899 at December 31, 2009 to 1,925 at March 31, 2010, as facilities were added that are now stabilized and owned since January 1, 2008.  The following table summarizes the historical operating results of these 1,925 facilities (120.3 million net rentable square feet) that represent approximately 96% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2010.

SAME STORE FACILITIES	Three Months Ended March 31,
	2010	2009	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$331,234	$339,470	(2.4)%
Late charges and admin fees collected	16,599	16,019	3.6%
Total revenues (a)	347,833	355,489	(2.2)%

Cost of operations:
Property taxes	39,955	38,582	3.6%
Direct property payroll	24,653	24,919	(1.1)%
Media advertising	5,249	8,308	(36.8)%
Other advertising and promotion	5,004	4,713	6.2%
Utilities	9,441	9,836	(4.0)%
Repairs and maintenance	12,922	10,907	18.5%
Telephone reservation center	2,751	2,863	(3.9)%
Property insurance	2,350	2,761	(14.9)%
Other cost of management	24,212	24,523	(1.3)%
Total cost of operations (a)	126,537	127,412	(0.7)%
Net operating income (b)	221,296	228,077	(3.0)%
Depreciation and amortization expense	(76,862)	(76,896)	0.0%
Net income	$144,434	$151,181	(4.5)%

Gross margin (before depreciation and amortization expense)	63.6%	64.2%	(0.9)%

Weighted average for the period:
Square foot occupancy (c)	88.4%	87.9%	0.6%
Realized annual rent per occupied square foot (d)(e)	$12.46	$12.84	(3.0)%
REVPAF (e)(f)	$11.01	$11.28	(2.4)%

Weighted average at March 31:
Square foot occupancy	88.9%	88.2%	0.8%
In place annual rent per occupied square foot (g)	$13.26	$13.56	(2.2)%
Total net rentable square feet (in thousands)	120,328	120,328	-
Number of facilities	1,925	1,925	-

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

(b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three months ended March 31, 2010 and 2009.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Revenues generated by our Same Store facilities decreased approximately 2.2% for the three months ended March 31, 2010 compared to the same period in 2009.  This decrease was primarily caused by lower rental income as a result of lower average realized annual rental rates per occupied square foot partially offset by higher average occupancy levels.  For the three months ended March 31, 2010, average realized annual rental rates per occupied square foot were 3.0% lower and average occupancy levels were 0.6% higher as compared to the same period in 2009, resulting in a 2.4% reduction in rental income.

Our operating strategy is to maintain occupancy levels for our Same Store facilities at approximately 89% to 90% throughout the year.  In order to achieve this strategy, we adjust rental rates and promotional discounts offered to new tenants as well as the frequency of television advertising, increasing or decreasing each, depending on traffic patterns of new tenants renting space offset by existing tenants vacating.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

In late 2008, we began to experience a notable decline in year-over-year move-ins and an increase in move-outs.  While the move-out trends subsided by March 2009, we believe overall demand for self-storage space in virtually all of the markets in which we operate has decreased due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  These impacts, coupled with an increase in the number of self-storage operators over the past 10 years, will continue to foster a very difficult operating environment, at least in the near term.

To offset these effects, to varying degrees throughout 2009, we significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts.  We believe that these actions have helped to restore and stabilize our occupancies during the three months ended March 31, 2010.  However, we have not yet been able to restore rental rates to the levels experienced in the prior year.

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2009	(1.0)%	(0.2)%	(0.8)%
June 30, 2009	(3.9)%	(2.9)%	(1.0)%
September 30, 2009	(5.1)%	(4.1)%	(1.0)%
December 31, 2009	(4.1)%	(3.8)%	(0.3)%
For entire year: 2009	(3.6)%	(2.7)%	(0.9)%

March 31, 2010	(2.4)%	(3.0)%	0.6%

We expect the improved operating trends that have been experienced in the last six months to continue in the quarter ending June 30, 2010.  Our operating strategy will be to continue to focus on maintaining high occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us what revenue trends will be following the second quarter of 2010.

From a geographic standpoint, we are experiencing the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Seattle, Portland, San Francisco and Los Angeles.  See Analysis of Regional Trends table that follows.

Cost of operations (excluding depreciation and amortization) decreased by 0.7% in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease was due primarily to reduced media advertising, offset in part by an increase in repairs and maintenance which was driven primarily by higher snow removal costs.

Property tax expense increased 3.6% in the three months ended March 31, 2010 as compared to the same period in 2009.  This increase is primarily due to increases in tax rates.  Assessments of property values have remained relatively flat in the three months ended March 31, 2010 as compared to the same period in 2009.  We expect property tax expense growth of approximately 3.5% for the remainder of 2010.

Direct property payroll expense decreased by 1.1% in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease reflects lower hours incurred due to adjustments in staffing levels combined with minimal growth in average wage rates.  For the remainder of 2010, we expect moderate growth in payroll costs.

Media advertising for the Same Store Facilities decreased 36.8% in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease is due primarily to a reduction in the number of markets in which we advertised during the respective periods.  Media advertising primarily includes the cost of advertising on television and will vary depending on a number of factors, including our occupancy levels and demand.  Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 6.2% in the three months ended March 31, 2010 as compared to the same period in 2009.  The increase is due primarily to higher internet advertising expenditures offset partially by lower yellow page advertising, as the internet channel continues to increase in importance for us.  Revisions in our compensation fee arrangements with yellow page providers resulted in reduced fees.  Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses decreased 4.0% in the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease is due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

Repairs and maintenance expenditures increased $2.0 million or 18.5% in the three months ended March 31, 2010 as compared to the same period in 2009.  Due to severe weather, snow removal expenses were $1.4 million higher in the three months ended March 31, 2010 as compared to the same period in 2009.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  However, we expect overall repairs and maintenance expenditures to grow moderately for the remainder of 2010.

Telephone reservation center costs decreased 3.9% in the three months ended March 31, 2010 as compared to the same period in 2009.  The reduction was primarily due to lower call volumes, resulting in less staffing hours, as well as a shift from our California to our Arizona call center, resulting in lower average compensation rates.  We expect future increases in our telephone reservation center to be based primarily upon general inflation.

Insurance expense decreased 14.9% in the three months ended March 31, 2010 as compared to the same period in 2009.  This decline reflects significant decreases in property insurance resulting primarily from the softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us.  We expect insurance expense to be flat in the remainder of 2010 as compared to the same period in 2009.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2010	$347,833
2009	$355,489	$355,179	$360,747	$351,923	$1,423,338

Total cost of operations:
2010	$126,537
2009	$127,412	$118,772	$115,678	$102,179	$464,041

Property tax expense:
2010	$39,955
2009	$38,582	$37,498	$38,007	$29,174	$143,261

Media advertising expense:
2010	$5,249
2009	$8,308	$7,351	$3,532	$987	$20,178

Other advertising and promotion expense:
2010	$5,004
2009	$4,713	$6,060	$5,042	$4,650	$20,465

REVPAF:
2010	$11.01
2009	$11.28	$11.26	$11.41	$11.16	$11.28

Weighted average realized annual rent per occupied square foot:
2010	$12.46
2009	$12.84	$12.51	$12.73	$12.75	$12.71

Weighted average occupancy levels for the period:
2010	88.4%
2009	87.9%	90.0%	89.6%	87.5%	88.7%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended March 31,
	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$52,560	$54,761	(4.0)%
Northern California (167 facilities)	36,232	37,386	(3.1)%
Texas (230 facilities)	34,570	34,923	(1.0)%
Florida (185 facilities)	33,563	34,818	(3.6)%
Illinois (121 facilities)	22,077	22,718	(2.8)%
Washington (90 facilities)	18,180	18,760	(3.1)%
Georgia (87 facilities)	11,967	12,378	(3.3)%
All other states (861 facilities)	138,684	139,745	(0.8)%
Total revenues	347,833	355,489	(2.2)%

Cost of operations:
Southern California	12,782	12,910	(1.0)%
Northern California	10,239	10,651	(3.9)%
Texas	14,170	14,238	(0.5)%
Florida	12,804	12,859	(0.4)%
Illinois	11,260	11,379	(1.0)%
Washington	5,112	4,930	3.7%
Georgia	4,404	4,364	0.9%
All other states	55,766	56,081	(0.6)%
Total cost of operations	126,537	127,412	(0.7)%

Net operating income (a):
Southern California	39,778	41,851	(5.0)%
Northern California	25,993	26,735	(2.8)%
Texas	20,400	20,685	(1.4)%
Florida	20,759	21,959	(5.5)%
Illinois	10,817	11,339	(4.6)%
Washington	13,068	13,830	(5.5)%
Georgia	7,563	8,014	(5.6)%
All other states	82,918	83,664	(0.9)%
Total net operating income (a)	$221,296	$228,077	(3.0)%

Weighted average occupancy:
Southern California	90.7%	90.5%	0.2%
Northern California	90.0%	88.0%	2.3%
Texas	87.8%	88.6%	(0.9)%
Florida	88.5%	88.1%	0.5%
Illinois	87.3%	86.3%	1.2%
Washington	88.8%	87.7%	1.3%
Georgia	86.2%	85.7%	0.6%
All other states	88.0%	87.4%	0.7%
Total weighted average occupancy	88.4%	87.9%	0.6%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended March 31,
	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot (a):
Southern California	$17.83	$18.60	(4.1)%
Northern California	15.98	16.83	(5.1)%
Texas	9.92	9.97	(0.5)%
Florida	11.81	12.39	(4.7)%
Illinois	12.63	13.17	(4.1)%
Washington	13.28	13.85	(4.1)%
Georgia	9.41	9.87	(4.7)%
All other states	11.54	11.76	(1.9)%
Total realized rent per square foot	$12.46	$12.84	(3.0)%

REVPAF (a):
Southern California	$16.17	$16.83	(3.9)%
Northern California	14.37	14.82	(3.0)%
Texas	8.71	8.83	(1.4)%
Florida	10.45	10.91	(4.2)%
Illinois	11.03	11.37	(3.0)%
Washington	11.79	12.15	(3.0)%
Georgia	8.11	8.45	(4.0)%
All other states	10.16	10.28	(1.2)%
Total REVPAF	$11.01	$11.28	(2.4)%

(a)
See “Same Store Facilities” table above for further information regarding these measures, which represent or are derived from non-GAAP measures.  Also see “Net Operating Income” above for a reconciliation of this non-GAAP measure to our condensed consolidated financial statements.

We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  However, we believe that each market has been negatively impacted to some degree by general economic trends and may continue to experience negative operating trends until such time that general economic trends improve.

Other Facilities

The Other Facilities, see table above under Self-Storage Operations, include 64 facilities that were either recently acquired facilities, recently developed facilities or facilities that were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates, with average square foot occupancy levels of 84.6% and 75.3% in the three months ended March 31, 2010 and 2009, respectively. As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

Rental income, cost of operations, depreciation, and net operating income represent the operating results following the date each particular facility began to be included in our consolidated operating results, and in the case of acquired facilities, do not include any operating results prior to our acquisition of these facilities.

During the three months ended March 31, 2010, we did not complete any newly developed facilities or various expansion projects to existing facilities and did not acquire any new properties.  In the three months ended March 31, 2009, we completed three expansion projects to existing real estate facilities (75,000 net rentable square feet) for an aggregate cost of $13.4 million, and did not acquire any new properties.

The Other Facilities are subject to the same occupancy and rate pressures that our Same Store Facilities are facing, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.  Nonetheless, we expect that the Other Facilities will continue to provide earnings growth during the remainder of 2010, though at a lower level of growth than that experienced in 2009, as these facilities reach stabilization.

One of the Other Facilities, with revenues and cost of operations aggregating $303,000 and $148,000, respectively, for the three months ended March 31, 2010, is subject to a land lease, which expires in May 2010.  We do not expect that the lease will be renewed.  Following the expiration of this land lease, revenues and expenses with respect to this facility will cease and this facility will begin to be accounted for as “discontinued operations.”

On April 1, 2010, we entered into an agreement to acquire 30 self-storage facilities for $189 million.  Twenty-eight of the facilities (1.8 million square feet) are located in the Los Angeles area and the surrounding communities of Southern California.  The other two facilities (107,000 square feet) are located in the Chicago area.  The closing will occur in stages through June 30, 2010.  As of May 7, 2010, we closed on eight facilities with a total acquisition cost of $38 million.  These acquisitions are subject to customary closing conditions, and there can be no assurance that we will be able to complete the acquisition of the remaining facilities.

Equity in earnings of real estate entities

At March 31, 2010, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack of control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for the three months ended March 31, 2010 and 2009, consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 10 to our March 31, 2010 condensed consolidated financial statements.

Historical summary:	Three Months Ended March 31,
	2010	2009	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$18,175	$21,553	$(3,378)
Shurgard Europe	12,270	10,012	2,258
Other Investments	613	653	(40)
	31,058	32,218	(1,160)
Depreciation:
PSB	(7,456)	(10,231)	2,775
Shurgard Europe	(7,641)	(7,209)	(432)
Other Investments	(223)	(192)	(31)
	(15,320)	(17,632)	2,312
Other:(2):
PSB (3)	(4,445)	9,144	(13,589)
Shurgard Europe	(1,319)	(902)	(417)
Other Investments	(13)	(17)	4
	(5,777)	8,225	(14,002)

Total equity in earnings of real estate entities:
PSB	6,274	20,466	(14,192)
Shurgard Europe	3,310	1,901	1,409
Other Investments	377	444	(67)
	$9,961	$22,811	$(12,850)

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

(3)
Includes our pro rata share of gain totaling $2.1 million from PSB’s disposition of a property during the three months ended March 31, 2010 and a benefit totaling $16.3 million from PSB’s preferred stock and preferred unit repurchases during the three months ended March 31, 2009.

Investment in PSB:  At March 31, 2009 and December 31, 2009, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2010, PSB owned and operated 19.8 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities at March 31, 2010 pursuant to property management agreements.

Equity in earnings from PSB decreased to $6,274,000 in the three months ended March 31, 2010 as compared to $20,466,000 in the same period in 2009.  This decrease was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during the three months ended March 31, 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases combined with our $2.8 million pro rata share of reduced depreciation expense.  These items were partially offset by our pro rata share, $2.1 million, of the gain that PSB recognized during the three months ended March 31, 2010 related to its disposition of a property combined with our $3.4 million pro rata share of reduced property net operating income.  The reduction in property net operating income is primarily the result of reduced property revenues at PSB’s facilities due to a 3.4% decline in the annualized realized rent per square foot for the three months ended March 31, 2010 as compared to the same period in 2009.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.  See Note 4 to our March 31, 2010 condensed consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe: At March 31, 2010, and for each of the three months ended March 31, 2010 and 2009, we have a 49% equity interest in Shurgard Europe, and we account for our investment in Shurgard Europe under the equity method.  Selected financial data for Shurgard Europe for the three months ended March 31, 2010 and 2009 is included in Note 4 to our March 31, 2010 condensed consolidated financial statements.

At March 31, 2010, Shurgard Europe’s operations comprise 187 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 115 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the note receivable from Shurgard Europe, as well as 49% of trademark license fees received from Shurgard Europe, which are reclassified in consolidation from interest and other income to equity in earnings of Shurgard Europe.  The amount of interest and other income reclassified was approximately $6.4 million and $5.2 million in the three months ended March 31, 2010 and 2009, respectively.

Equity in earnings from our investment in Shurgard Europe for the three months ended March 31, 2010 was $3,310,000 as compared to $1,901,000 for the same period in 2009, representing an increase of $1,409,000.  This increase includes our pro-rata share of Shurgard Europe’s same-store properties’ increase in net operating income, on a constant exchange rate basis (see table below) combined with the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.384 for the three months ended March 31, 2010 as compared to 1.306 for the same period in 2009.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

The Shurgard Europe Same Store Facilities represent those 94 facilities that are stabilized and owned since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The following table reflects the operating results of these 94 facilities.

Selected Operating Data for the 94 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2008 (“Europe Same Store Facilities”):	Three Months Ended March 31,
	2010	2009	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
Rental income	$29,175	$28,811	1.3%
Late charges and administrative fees collected	474	470	0.9%
Total revenues	29,649	29,281	1.3%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	1,467	1,474	(0.5)%
Direct property payroll	3,323	3,550	(6.4)%
Advertising and promotion	1,009	1,570	(35.7)%
Utilities	902	939	(3.9)%
Repairs and maintenance	737	863	(14.6)%
Property insurance	164	178	(7.9)%
Other costs of management	4,457	4,036	10.4%
Total cost of operations	12,059	12,610	(4.4)%

Net operating income (b)	$17,590	$16,671	5.5%

Gross margin	59.3%	56.9%	4.2%
Weighted average for the period:
Square foot occupancy (c)	85.4%	84.7%	0.8%
Realized annual rent per occupied square foot (d)(e)	$26.48	$26.37	0.4%
REVPAF (e)(f)	$22.62	$22.33	1.3%
Weighted average at March 31:
Square foot occupancy	84.8%	85.1%	(0.4)%
In place annual rent per occupied square foot (g)	$28.84	$28.10	2.6%
Total net rentable square feet (in thousands)	5,160	5,160	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.384	1.384	-
Actual historical exchange rates	1.384	1.306	6.0%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three months ended March 31, 2009 have been restated using the actual exchange rate for the three months ended March 31, 2010.

(b)
We present net operating income “NOI” of the Shurgard Europe Same Store Facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, segment performance, and comparing period-to-period and market-to-market property operating results.  In addition, the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

(f)	Realized annual rent per available foot or “REVPAF” is computed by dividing rental income before late charges and administrative fees by the total available net rentable square feet for the period.

(g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Shurgard Europe’s operations were impacted in 2009 by the same trends in self-storage demand that our domestic facilities are facing.  However, trends in Europe have improved, with year-over-year revenue growth improving from a 3.2% reduction in the three months ended September 30, 2009, to a 1.9% reduction in the three months ended December 31, 2009, to a 1.3% increase in the three months ended March 31, 2010.  This increase was primarily caused by higher rental income as a result of increases in average realized annual rental rates per occupied square foot and average occupancy levels.  For the three months ended March 31, 2010, average realized annual rental rates per occupied square foot and average occupancy levels increased 0.4% and 0.8%, respectively, as compared to the same period in 2009, resulting in a 1.3% increase in rental income.

Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities.

In Note 4 to our March 31, 2010 condensed consolidated financial statements, we disclose Shurgard Europe’s condensed consolidated operating results for the three months ended March 31, 2010 and 2009.  Shurgard Europe’s condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Other Investments:  The “Other Investments” at March 31, 2010 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our March 31, 2010 condensed consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 10 to our March 31, 2010 condensed consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our condensed consolidated statements of income.

	Three Months Ended March 31
	2010	2009	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$15,562	$15,103	$459
Commercial	3,697	3,679	18
Merchandise and other	5,899	7,053	(1,154)
Total revenues	25,158	25,835	(677)

Ancillary Cost of operations:
Tenant reinsurance	2,726	3,227	(501)
Commercial	1,437	1,411	26
Merchandise and other	4,267	5,015	(748)
Total cost of operations	8,430	9,653	(1,223)

Depreciation – commercial operations:	655	980	(325)

Ancillary net income:
Tenant reinsurance	12,836	11,876	960
Commercial	1,605	1,288	317
Merchandise and other	1,632	2,038	(406)
Total ancillary net income	$16,073	$15,202	$871

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

The increase in tenant reinsurance revenues over the past year was attributable to an increase in the percentage of our existing tenants retaining such policies.  Approximately 58% and 55% of our tenants had such policies at March 31, 2010 and 2009, respectively.  We believe that the level of tenant reinsurance revenues in 2010 may not increase to the same degree as was experienced in 2009 as customer penetration reaches the percentage of tenants that could be expected to retain such policies.

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

Other Income and Expense Items

Interest and other income: Interest and other income was $8,216,000 and $7,633,000 in the three months ended March 31, 2010 and 2009, respectively.  The increase is principally due to an increase in interest and other income from Shurgard Europe, totaling $6.6 million and $5.4 million for the three months ended March 31, 2010 and 2009, respectively.  We record 51% of the aggregate interest income on the aforementioned note receivable from Shurgard Europe, and related trademark license fees received from Shurgard Europe for the use of the “Shurgard” tradename, as interest and other income, while 49% is presented as additional equity in earnings on our condensed consolidated statements of income.  This increase is due to the impact of exchange rate changes, as well as to an increase in the interest rate from 7.5% to 9.0% effective November 1, 2009, in connection with a note receivable from Shurgard Europe.  This note, denominated in Euros, totaling €391.9 million ($527.2 million) as of March 31, 2010, matures in March 31, 2013.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

The increase in interest and other income from Shurgard Europe was offset by lower interest income on our cash and marketable securities balances due primarily to significantly lower interest rates in the three months ended March 31, 2010 as compared to the same period in 2009.  At March 31, 2010, we have $720.0 million in cash invested primarily in money-market funds at current rates of approximately 0.1%, along with $95.2 million in marketable securities invested in high-grade corporate debt securities earning rates of approximately 0.5%.  Future interest income will depend upon the level of interest rates and the timing of when the cash is ultimately invested.

Depreciation and amortization: Depreciation and amortization expense was $84,828,000 and $84,492,000 for the three months ended March 31, 2010 and 2009, respectively.

The slight increase in depreciation and amortization expense for the three months ended March 31, 2010, as compared to the same period in 2009 is due to additional depreciation for capital expenditures offset by declines in amortization of tenant intangible assets that were acquired in connection with the 2006 Shurgard Merger.  Amortization expense with respect to tenant intangible assets was $906,000 and $2,257,000 for the three months ended March 31, 2010 and 2009, respectively.  We expect minimal amortization expense for our existing intangibles during the remainder of 2010, and future intangible amortization will be dependent upon our future level of acquisition of facilities with existing tenants in place.

As noted above, we entered into an agreement to acquire 30 self-storage facilities for $189 million.  These facilities are stabilized self-storage facilities and, as a result, we expect that a material portion of the acquisition cost will be allocated to the value of tenants in place.  Such assets are amortized based upon the benefit of the tenants in place, and as a result tenant intangible amortization is expected to increase beginning in the quarter ended June 30, 2010.

General and administrative expense: General and administrative expense was $10,077,000 and $9,679,000 for the three months ended March 31, 2010 and 2009, respectively.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation.

We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.  We expect to incur an additional $2 million in expenses related to our aforementioned acquisition of self-storage facilities during the three months ending June 30, 2010.

Interest expense: Interest expense was $7,339,000 and $8,128,000 for the three months ended March 31, 2010 and 2009, respectively.  This decline was due primarily to our early retirement in February 2009 of $110.2 million face amount of senior unsecured debt.  See Note 5 to our March 31, 2010 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

We expect interest expense to increase as a result of our assumption of approximately $100 million in mortgage debt in connection with our expected acquisition of 30 self-storage facilities.  See Note 12 to our March 31, 2010 condensed consolidated financial statements for further information on these 30 facilities.

Capitalized interest expense totaled $72,000 and $190,000 for the three months ended March 31, 2010 and 2009, respectively, in connection with our development activities.

Foreign Exchange Loss:  Our loan receivable from Shurgard Europe is denominated in Euros and we have not entered into any hedged agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded foreign exchange losses of $34,843,000 and $34,733,000 in the three months ended March 31, 2010 and 2009, respectively, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.345, 1.433, 1.321 and 1.409 at March 31, 2010, December 31, 2009, March 31, 2009 and December 31, 2008, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

Discontinued Operations:  Included in discontinued operations in the three months ended March 31, 2009 are $3.5 million in truck disposal expenses and a $4.2 million gain on the disposition of a self-storage facility in connection with a condemnation proceeding.

Liquidity and Capital Resources

We have $720.0 million of cash and $95.2 million in marketable securities at March 31, 2010.  We believe that our cash, the cash that we expect to receive upon maturity of the marketable securities, and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distributions requirements to our shareholders for the foreseeable future.

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

	For the Three Months Ended March 31,
	2010	2009
	(Amount in thousands)
Net cash provided by operating activities (a)	$233,122	$259,865
Capital improvements to maintain our facilities	(4,812)	(8,499)
Remaining operating cash flow available for distributions to equity holders	228,310	251,366

Distributions paid to redeemable noncontrolling interests	(304)	(340)
Distribution paid to permanent noncontrolling equity interests	(6,279)	(8,075)

Cash from operations allocable to Public Storage shareholders	221,727	242,951
Distributions paid to Public Storage shareholders:
Preferred shareholders	(58,108)	(58,108)
Equity Shares, Series A shareholders	(5,131)	(5,131)
Holders of restricted share units	(357)	(341)
Common shareholders ($0.65 per share for 2010 and $0.55 per share for 2009)	(109,539)	(92,582)

Cash from operations available for principal payments on debt and reinvestment (b)	$48,592	$86,789

(a)	Represents net cash provided by operating activities for each respective year as presented in our March 31, 2010 condensed consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares.  We expect to fund our long-term growth strategies and debt obligations with (i) cash and marketable securities at March 31, 2010, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Our credit ratings on each of our series of preferred shares are “Baa1” by Moody’s, “BBB” by Standard & Poor’s and A- by Fitch Ratings.

Summary of Current Cash Balances and Short-term Capital Commitments:  At March 31, 2010, we had approximately $720 million of cash, $95 million of short-term investments in high-grade corporate notes and have access to an additional $300 million line of credit that does not expire until March 27, 2012.  In addition, in April and May, 2010 we raised gross proceeds of approximately $145 million through the issuance of our Series O Cumulative Preferred Shares.  Our capital commitments in the 12 months ending March 31, 2011 totaling approximately $575 million include (i) $205 million to redeem our Equity Shares, Series A, (ii) the $89 million cash portion of the acquisition cost of the 30 self-storage facilities we are under contract to acquire, as well as $12 million in related incremental capital expenditures noted below, (iii) $155 million to redeem our Series V Cumulative Preferred Shares, and (iv) $117 million in principal payments on debt.  We have no further significant capital commitments until 2013, when $251 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at May 7, 2010.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress incurred in late 2008 and early 2009.  In April and May, 2010, we issued in aggregate $145 million (face amount) of cumulative preferred shares at a coupon rate of 6.875%.  This rate compares favorably to our last issuance of preferred stock in July 2007, a $172.5 million face amount issued at a 7.0% coupon rate.  However, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At March 31, 2010, outstanding debt totaled approximately $516.1 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2010 (remainder)	$1,285	$8,668	$9,953
2011	103,533	27,819	131,352
2012	-	55,575	55,575
2013	186,460	64,961	251,421
2014	-	25,400	25,400
Thereafter	-	42,431	42,431
	$291,278	$224,854	$516,132

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At March 31, 2010, we have 1,902 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

We entered into an agreement on April 1, 2010 to acquire 30 self-storage facilities, which includes the assumption of $100 million in mortgage notes.  The maturities on these mortgage notes total $1 million in 2010, $18 million in 2011, $15 million in 2012, $14 million in 2013, $32 million in 2014, and $20 million thereafter.

Capital Improvement Requirements: During 2010, we expect to incur approximately $80 million for capital improvements with respect to the facilities we own at March 31, 2010.  In addition, in connection with the acquisition of the aforementioned 30 self-storage facilities, we expect to incur $12 million in capital expenditures to rebrand and improve these facilities. Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio.  During the three months ended March 31, 2010, we incurred capital improvements of approximately $4.8 million.

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

Aggregate distributions paid during the three months ended March 31, 2010 totaled $173.1 million, consisting of the following (amounts in thousands):

Distributions paid in the three months ended March 31, 2010
Cumulative preferred shareholders	$58,108
Equity Shares, Series A shareholders	5,131
Common shareholders and restricted share unitholders	109,896
Total REIT qualifying distributions	$173,135

For 2010, we estimate the annual distribution requirements with respect to our (i) cumulative preferred shares to be approximately $232.4 million, assuming no other additional preferred share issuances or redemptions during 2010, and (ii) Equity Shares, Series A shares to be approximately $5.1 million, representing distributions through March 31, 2010.  We redeemed these securities on April 15, 2010 and no further distributions will be paid for the period subsequent to March 31, 2010.

On May 6, 2010, our Board of Trustees declared a regular common dividend of $0.80 per common share, representing an increase of $0.15 per share (or 23.1%) from the previous quarter’s distribution. Our consistent, long-term dividend policy has been to only distribute our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are also obligated to pay distributions to non-controlling interests in our consolidated subsidiaries.  During the three months ended March 31, 2010, we paid distributions totaling $1.8 million with respect to preferred partnership units.  We expect our annual distribution requirement based upon preferred partnership units outstanding at March 31, 2010, to be approximately $7.3 million on a go forward basis.  In addition, we are required to pay distributions to other noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $4,771,000 and $4,398,000 in the three months ended March 31, 2010 and 2009, respectively, which represents our expectations with respect to future distribution levels.

Acquisition and Development of Facilities: On April 1, 2010, we entered into an agreement to acquire 30 self-storage facilities for $189 million, subject to customary closing conditions, including debt assumption of $100 million.  The closing will occur in stages through June 30, 2010.  As of May 7, 2010, we closed on eight facilities with a total acquisition cost of $38 million.  These acquisitions are subject to customary closing conditions, and there can be no assurance that we will be able to complete the acquisition of the remaining facilities.

During the remainder of 2010, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  We have a minimal development pipeline at March 31, 2010 and have no current plan to expand our development activities.  We plan on financing these activities with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of March 31, 2010, Shurgard Europe owed us €391.9 million ($527.2 million at March 31, 2010) pursuant to a loan agreement.  Effective October 31, 2009, the terms of the loan were modified to increase the interest rate from 7.5% to 9.0% per annum and the maturity date was extended from March 31, 2010 to March 31, 2013.  All other material terms and covenants remain the same.  The loan is unsecured and can be prepaid at anytime without penalty.

Shurgard Europe has a 20% interest in two joint ventures (First Shurgard and Second Shurgard).  The two joint ventures collectively had approximately €220 million ($296 million) of outstanding debt payable to third parties at March 31, 2010, which is non-recourse to Shurgard Europe.  One of the joint venture loans, totaling €104 million ($140 million), is due May 2011 and the other joint venture loan, totaling €116 million ($156 million), is due in July 2010.  Both joint venture loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe or any third party.

We had a commitment to provide up to €185 million in additional loans to Shurgard Europe under certain circumstances, and this commitment expired undrawn on March 31, 2010.

We also committed to fund up to $88.2 million of additional equity contributions to Shurgard Europe for certain investing activities.  Our remaining obligation under this commitment is $66.4 million at March 31, 2010.

Redemption of Equity Shares, Series A: On April 15, 2010, we redeemed all of the outstanding shares of our Equity Shares, Series A at a cash redemption price of $24.50 per depositary share, or an aggregate of $205.2 million.

Redemption of Preferred Securities: As of March 31, 2010, several series of our preferred securities were redeemable at our option upon at least 30 days notice.  These series have annual dividend rates ranging from 6.125% to 7.5% and have an aggregate redemption value of approximately $1.0 billion.  On April 15, 2010, we called for redemption our Series V Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on May 18, 2010 is $155,000,000.  The timing of redemption of any of the other series of preferred securities will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

Repurchases of Company’s Common Stock: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 7, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2010 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2010 (Remainder)	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$595,721	$31,374	$154,261	$74,708	$259,875	$28,472	$47,031

Operating leases (2)	98,656	4,743	5,986	5,694	5,471	5,448	71,314

Construction commitments (3)	5,980	5,980	-	-	-	-	-

Redemption of Equity Shares, Series A (4)	205,366	205,366	-	-	-	-	-

Total	$905,723	$247,463	$160,247	$80,402	$265,346	$33,920	$118,345

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 5 to our March 31, 2010 condensed consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable, however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at March 31, 2010.

(4)	On April 15, 2010, we redeemed all of the outstanding Equity Shares, Series A (8,377,193 depositary shares) at $24.50 per share for approximately $205.4 million, including costs to redeem.

We have not included any additional funding requirements that we may be required to make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

Subsequent to March 31, 2010, we called for redemption our 7.50% Series V Cumulative Preferred Shares.  These shares will be redeemed on May 18, 2010 for an aggregate of $155 million, excluding any accrued and unpaid dividends.  These amounts are not included in the table above as they were not an obligation at March 31, 2010.

Off-Balance Sheet Arrangements: At March 31, 2010 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At March 31, 2010, our debt as a percentage of total equity (based on book values) was 5.9%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At March 31, 2010, our Series V, Series W, Series X, Series Y, Series Z, Series A, Series B, Series C and Series D preferred shares are currently redeemable by us at our option.  On April 15, 2010, we called for redemption our Series V Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on May 18, 2010, is $155 million.  Except under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 7 to our March 31, 2010 condensed consolidated financial statements.

Our market risk sensitive instruments include notes payable, which totaled $516,132,000 at March 31, 2010.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $260.8 million at March 31, 2010.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €391.9 million ($527.2 million) at March 31, 2010.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2010 (dollar amounts in thousands).

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	$9,953	$131,352	$55,575	$251,421	$25,400	$42,431	$516,132	$522,322
Average interest rate	5.68%	5.69%	5.70%	5.62%	5.50%	5.50%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of March 31, 2010, we have no borrowings under our line of credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.                 Risk Factors

In addition to the other information in our Quarterly Report on Form 10-Q, you should consider the risks described below that we believe may be material to investors in evaluating the Company.  This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2.

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

In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers.  This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 11 under “Insurance and Loss Exposure” to our March 31, 2010 condensed consolidated financial statements.

There is significant competition among self-storage facilities and from other storage alternatives.    Most of our properties are self-storage facilities, which generated most of our revenue for the three months ended March 31, 2010.  Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of most of our properties.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

Delays in development and fill-up of our properties would reduce our profitability.    From January 1, 2006, through March 31, 2010, we opened 11 newly developed self-storage facilities in the U.S. at a cost of approximately $109 million.  Shurgard Europe has developed and opened 24 facilities since January 1, 2006 at a cost of approximately $314 million, and has two development projects under construction with total estimated costs of $22 million.  Delays in the rent-up of newly developed storage space as a result of competition or other factors, including the slowdown in the general economy which has negatively impacted storage demand, would adversely impact our profitability.  If we or Shurgard Europe were to commence significant development of facilities, construction delays due to weather, unforeseen site conditions, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability.

Property taxes can increase and cause a decline in yields on investments.    Each of our properties is subject to real property taxes.  These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities.  Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels or impose new taxes.  Such increases could adversely impact our profitability.

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

As a result of our ownership of 49% of the international operations of Shurgard Europe with a book value of $260.8 million at March 31, 2010, and our loan to Shurgard Europe aggregating $527.2 million at March 31, 2010, we are exposed to additional risks related to international businesses that may adversely impact our business and financial results.

We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe.  In addition, European operations have specific inherent risks, including without limitation the following:

•
currency risks, including currency fluctuations, which can impact the fair value of our $260.8 million book value equity investment in Shurgard Europe, as well as interest payments and the net proceeds to be received upon repayment of our loan to Shurgard Europe;

•	unexpected changes in legislative and regulatory requirements;

•	potentially adverse tax burdens;

•	burdens of complying with different permitting standards, environmental and labor laws and a wide variety of foreign laws;

•	the potential impact of collective bargaining;

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations;

•	reduced protection for intellectual property in some countries;

•	inability to effectively control less than wholly-owned partnerships and joint ventures; and

•	the importance of local senior management and the potential negative ramifications of the departure of key executives.

Based upon current market conditions and recent operating result trends of Shurgard Europe, the following specific risks apply with respect to our investment in, and loan to, Shurgard Europe:

•
Joint ventures that Shurgard Europe has a 20% interest in have significant refinancing requirements.  Shurgard Europe’s two joint ventures collectively had approximately €220 million ($296 million) of outstanding debt payable to third parties at March 31, 2010.  These loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe, or any third party.  One of the joint venture loans, totaling €104 million ($140 million), is due May 2011 and the other joint venture loan, totaling €116 million ($156 million), is due in July 2010.

If Shurgard Europe’s joint ventures were unable to refinance or otherwise repay these loans when due, it is our expectation that the loans would be repaid with each joint venture partner contributing their pro rata share towards repayment.  Shurgard Europe’s pro rata share, in the aggregate, would be approximately €50 million ($72 million), which Shurgard Europe would be required to fund either from available cash on hand or equity contributions from Public Storage and our joint venture partner.  Further, it is also possible that Shurgard Europe’s joint venture partner would be unable to contribute its pro rata share to repay the loans and may trigger, through its rights under the related partnership documents, the liquidation of the partnership, which could result in Shurgard Europe’s acquisition of its joint venture partner’s interest or the sale of the properties to third parties, with potential loss or reduction to our investment if the liquidation proceeds were not sufficient.

•
Shurgard Europe’s ability to refinance its $527.2 million loan from us, which is due in March 2013, may be limited due to market conditions.  We have loaned Shurgard Europe €391.9 million ($527.2 million at March 31, 2010), and this loan is due in March 2013.  If Shurgard Europe is unable to obtain financing to raise funds to repay our loan due to a constrained equity or credit environment or other factors, we may have to negotiate an equity or debt contribution by our joint venture partner to Shurgard Europe, extend the loan, or otherwise exercise our lender rights.  Any of these steps could negatively impact our investment and the liquidity of Shurgard Europe.

•
Shurgard Europe’s Same Store operating trends were recently negative.  Shurgard Europe had negative revenue growth in 2009, and a small increase in revenue of 1.3% in the three months ended March 31, 2010 as compared to the same period in 2009.  Shurgard Europe could have further reductions in Same Store revenues, which will adversely impact their operating results and, as a result, the value of our investment in Shurgard Europe.  Such reductions may negatively impact Shurgard Europe’s liquidity and ability to repay its debt, including the debt owed to Public Storage, due to declining interest coverage ratios and other similar metrics upon which potential lenders typically base their lending decisions.

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

At March 31, 2010, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the “Hughes Family”) owned approximately 17.3% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares and also allows for cumulative voting in the election of trustees.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

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

 We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

The Hughes Family has ownership interests in, and operates, 52 self-storage facilities in Canada under the name “Public Storage”, which name we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them.  However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.  Although we have no current plans to enter the Canadian self-storage market, if we choose to do so without acquiring the Hughes Family interests in their Canadian self-storage properties, our right to use the Public Storage name in Canada may be shared with the Hughes Family unless we are able to terminate the license agreement.

Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada in which the Hughes Family has ownership interests.  We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH.  For the three months ended March 31, 2010 and 2009, we received $159,000 and $183,000 in reinsurance premiums attributable to the Canadian Facilities.  Since PSICH’s right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

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

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as recently adopted legislation that expands health care coverage costs or facilitates union activity or federal legislative proposals to otherwise increase operating costs.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities.  Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations.  Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction.  No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past.  For the three months ended March 31, 2010, revenues from our tenant reinsurance business represented approximately 4% of our revenues.

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

We are headquartered in California, and approximately one-fifth of our properties in the U.S. are located in that state.  The state of California and many local jurisdictions are facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.  In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 7, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2010.  During the three months ended March 31, 2010, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

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

          DATED:                      May 7, 2010

          PUBLIC STORAGE

By:	/s/ John Reyes

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 7.500% Cumulative Preferred Shares, Series V. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares , Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.14	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.16	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.22	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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