Form 10-Q
period 2010-06-30
Public Storage
filed 2010-08-09
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 4, 2010:

Common Shares of beneficial interest, $.10 par value per share – 170,109,887 shares

PUBLIC STORAGE
INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	2

	Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33 – 57

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60 - 61

Item 6.	Exhibits	61

PUBLIC STORAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$474,336	$763,789
Marketable securities	94,888	-
Real estate facilities, at cost:
Land	2,776,731	2,717,368
Buildings	7,725,359	7,575,587
	10,502,090	10,292,955
Accumulated depreciation	(2,889,931)	(2,734,449)
	7,612,159	7,558,506
Construction in process	6,237	3,527
	7,618,396	7,562,033

Investment in real estate entities	586,936	612,316
Goodwill, net	174,634	174,634
Intangible assets, net	50,062	38,270
Loan receivable from Shurgard Europe	477,031	561,703
Other assets	93,230	92,900
Total assets	$9,569,513	$9,805,645

LIABILITIES AND EQUITY

Notes payable	$593,275	$518,889
Accrued and other liabilities	231,759	212,253
Total liabilities	825,034	731,142

Redeemable noncontrolling interests in subsidiaries (Note 6)	13,151	13,122

Commitments and contingencies (Note 11)
Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 885,740 shares issued (in series) and outstanding, (886,140 at December 31, 2009) at liquidation preference	3,389,777	3,399,777
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 168,954,925 shares issued and outstanding (168,405,539 at December 31, 2009)	16,897	16,842
Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, none outstanding (8,377.193 shares issued and outstanding at December 31, 2009) (Note 7)	-	-
Paid-in capital	5,499,452	5,680,549
Accumulated deficit	(272,485)	(153,759)
Accumulated other comprehensive loss	(35,251)	(15,002)
Total Public Storage shareholders’ equity	8,598,390	8,928,407
Equity of permanent noncontrolling interests in subsidiaries (Note 6)	132,938	132,974
Total equity	8,731,328	9,061,381
Total liabilities and equity	$9,569,513	$9,805,645

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Self-storage facilities	$373,858	$370,853	$738,236	$741,320
Ancillary operations	27,077	28,106	52,235	53,941
Interest and other income	7,032	7,516	15,248	15,149
	407,967	406,475	805,719	810,410
Expenses:
Cost of operations:
Self-storage facilities	127,878	124,164	260,414	257,284
Ancillary operations	9,539	10,374	17,969	20,027
Depreciation and amortization	85,039	83,639	169,711	168,174
General and administrative	10,081	8,199	20,158	17,878
Interest expense	7,278	7,288	14,617	15,416
	239,815	233,664	482,869	478,779
Income from continuing operations before equity in earnings of real estate entities, gains on disposition of real estate investments, gain on early retirement of debt, asset impairment charges and foreign currency exchange (loss) gain	168,152	172,811	322,850	331,631
Equity in earnings of real estate entities	8,788	7,398	18,749	30,209
Gains on disposition of real estate investments	63	-	396	2,722
Gain on early retirement of debt	283	-	283	4,114
Asset impairment charges	(1,338)	-	(1,949)	-
Foreign currency exchange (loss) gain	(49,204)	33,205	(84,047)	(1,528)
Income from continuing operations	126,744	213,414	256,282	367,148
Discontinued operations	4,432	(8,027)	4,811	(8,332)
Net income	131,176	205,387	261,093	358,816
Net income allocated (to) from noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(6,138)	(6,215)	(12,094)	(14,642)
Based upon repurchases of interests	-	-	-	72,000
Net income allocable to Public Storage shareholders	$125,038	$199,172	$248,999	$416,174
Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$58,879	$58,108	$116,987	$116,216
Preferred shareholders based on repurchases	5,063	-	5,063	(6,218)
Equity Shares, Series A	-	5,131	5,131	10,262
Equity Shares, Series A based on redemptions	-	-	25,746	-
Restricted share units	259	446	497	932
Common shareholders	60,837	135,487	95,575	294,982
	$125,038	$199,172	$248,999	$416,174
Net income per common share – basic
Continuing operations	$0.33	$0.85	$0.54	$1.80
Discontinued operations	0.03	(0.05)	0.03	(0.05)
	$0.36	$0.80	$0.57	$1.75
Net income per common share – diluted
Continuing operations	$0.33	$0.85	$0.53	$1.80
Discontinued operations	0.03	(0.05)	0.03	(0.05)
	$0.36	$0.80	$0.56	$1.75
Basic weighted average common shares outstanding	168,804	168,348	168,641	168,330
Diluted weighted average common shares outstanding	169,629	168,528	169,470	168,501

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests In Subsidiaries	Total Equity
Balance at December 31, 2009	$3,399,777	$16,842	$5,680,549	$(153,759)	$(15,002)	$8,928,407	$132,974	$9,061,381
Redemption of cumulative preferred shares (6,200 shares) (Note 7)	(155,000)	-	-	-	-	(155,000)	-	(155,000)
Issuance of cumulative preferred shares (5,800 shares) (Note 7)	145,000	-	(4,784)	-	-	140,216	-	140,216
Redemption of Equity Shares, Series A (8,377.193 shares) (Note 7)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (549,386 shares) (Note 9)	-	55	26,160	-	-	26,215	-	26,215
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 9)	-	-	2,893	-	-	2,893	-	2,893
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 6)	-	-	-	(160)	-	(160)	-	(160)
Net income	-	-	-	261,093	-	261,093	-	261,093
Net income allocated to (Note 6):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(457)	-	(457)	-	(457)
Permanent noncontrolling equity interests	-	-	-	(11,637)	-	(11,637)	11,637	-
Distributions to equity holders:
Cumulative preferred shares (Note 7)	-	-	-	(116,987)	-	(116,987)	-	(116,987)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(11,673)	(11,673)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Holders of unvested restricted share units	-	-	-	(782)	-	(782)	-	(782)
Common shares ($1.45 per share)	-	-	-	(244,665)	-	(244,665)	-	(244,665)
Other comprehensive loss (Note 2)	-	-	-	-	(20,249)	(20,249)	-	(20,249)

Balance at June 30, 2010	$3,389,777	$16,897	$5,499,452	$(272,485)	$(35,251)	$8,598,390	$132,938	$8,731,328

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$261,093	$358,816
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate investments, including amounts in discontinued operations	(5,483)	(6,903)
Gain on early retirement of debt	(283)	(4,114)
Asset impairment charges, including amounts in discontinued operations	2,544	8,205
Depreciation and amortization, including amounts in discontinued operations	170,091	169,484
Distributions received from real estate entities in excess of (less than) equity in earnings of real estate entities	6,272	(6,501)
Foreign currency exchange loss	84,047	1,528
Other	7,331	21,733
Total adjustments	264,519	183,432
Net cash provided by operating activities	525,612	542,248
Cash flows from investing activities:
Capital improvements to real estate facilities	(37,002)	(32,575)
Construction in process	(8,371)	(5,933)
Acquisition of real estate facilities and tenant intangibles (Note 3)	(66,378)	-
Proceeds from sales of other real estate investments	10,753	10,261
Proceeds from repayment of loan receivable from Shurgard Europe	1,532	-
Purchases of marketable securities	(95,248)	-
Other investing activities	9,811	(823)
Net cash used in investing activities	(184,903)	(29,070)
Cash flows from financing activities:
Principal payments on notes payable	(55,181)	(3,746)
Repurchases of senior unsecured notes payable	-	(109,622)
Net proceeds from the issuance of common shares	26,215	769
Issuance of cumulative preferred shares	140,216	-
Repurchases of cumulative preferred shares	(155,000)	(17,535)
Repurchases of Equity Shares, Series A	(205,366)	-
Repurchases of permanent noncontrolling equity interests	-	(153,000)
Distributions paid to Public Storage shareholders	(367,565)	(312,328)
Distributions paid to redeemable noncontrolling interests	(588)	(666)
Distributions paid to permanent noncontrolling equity interests	(11,673)	(13,411)
Net cash used in financing activities	(628,942)	(609,539)
Net decrease in cash and cash equivalents	(288,233)	(96,361)
Net effect of foreign exchange translation on cash	(1,220)	520
Cash and cash equivalents at the beginning of the period	763,789	680,701
Cash and cash equivalents at the end of the period	$474,336	$584,860

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Six Months Ended June 30,
	2010	2009
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$828	$(2,022)
Investment in real estate entities	19,108	(11,633)
Loan receivable from Shurgard Europe	83,140	1,862
Accumulated other comprehensive loss	(104,296)	12,313

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(160)	(255)
Redeemable noncontrolling interests	160	255

Real estate acquired in exchange for assumption of notes payable	(131,698)	-
Notes payable assumed in connection with the acquisition of real estate	131,698	-

See accompanying notes.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

At June 30, 2010, we had direct and indirect equity interests in 2,037 self-storage facilities located in 38 states operating under the “Public Storage” name and own one facility in London, England.  We also have a 49% interest in Shurgard Europe, which owns 115 facilities directly, has a 20% interest in 72 self-storage facilities located in Europe, and manages our London, England facility.  All of these facilities are operated under the “Shurgard Storage Centers” name.  We also have direct and indirect equity interests in approximately 22 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonality and other factors.  The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts previously reported in our December 31, 2009 and June 30, 2009 financial statements have been reclassified to conform to the June 30, 2010 presentation, as a result of discontinued operations.

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

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The accounts of the entities we control, and VIE’s that we are the primary beneficiary of, are included in our consolidated financial statements, and all intercompany balances and transactions are eliminated.  We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting.  Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated.  The entities that we consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Subsidiaries.”  The entities that we have an interest in but do not consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Unconsolidated Entities.”

Collectively, at June 30, 2010, the Company and the Subsidiaries own a total of 2,027 real estate facilities included in continuing operations, consisting of 2,018 self-storage facilities in the U.S., one self-storage facility in London, England and eight commercial facilities in the U.S.

At June 30, 2010, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At June 30, 2010, PSB owns approximately 21.0 million rentable square feet of commercial space, Shurgard Europe has interests in 187 self-storage facilities in Europe with 10.0 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2009 and we expect to meet these tests during 2010 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of June 30, 2010.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Real Estate Facilities

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes and other costs associated with development incurred during the construction period are capitalized as building cost.  Costs associated with the sale of real estate facilities or interests in real estate investments are expensed as incurred.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.

Acquisitions of operating self-storage facilities are accounted for under the provisions of Codification Section 805, “Business Combinations.”  The net acquisition cost includes cash paid to the seller as well as the fair value of any mortgage debt assumed.  In the case of multiple facility acquisitions, the aggregate acquisition cost is allocated to each facility based upon the relative estimated fair value of each facility.  Any difference between the acquisition cost and the fair value of the real estate facilities is recorded as goodwill.  The acquisition cost of each facility is allocated to the underlying land, buildings, and self-storage tenants in place (“Tenant Intangibles”) of each facility, based upon the relative estimated fair values.  Significant judgment is used to estimate fair values in recording our business combinations, and the valuation process utilizes significant unobservable inputs, which are “Level 3” inputs as the term is defined in FASB Codification Section 820-10-35-52.  Legal services, due diligence, transfer taxes, and other internal and external transaction costs associated with acquisitions are expensed as incurred.

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, interest receivable, and restricted cash.  During the six months ended June 30, 2010, we recorded impairment charges with respect to other assets totaling $611,000.  These amounts are included in “asset impairment charges” on our condensed consolidated statement of income for the six months ended June 30, 2010.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, contingent casualty and other losses which are accrued when probable and to the extent they are estimable, and estimated losses we expect to pay related to our tenant insurance activities.  When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under “Legal Matters” in Note 11 “Commitments and Contingencies”.

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

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Marketable securities represent corporate debt securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost, the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; marketable securities were decreased $202,000 during the six months ended June 30, 2010 in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $94,888,000, ($199,000) and $94,689,000, respectively, at June 30, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is defined in FASB Codification Section 820-10-35-47.  All of our marketable securities have a maturity of one year or less as of June 30, 2010.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During the six months ended June 30, 2010, we had no other-than-temporary impairment losses.

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

At June 30, 2010, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $615,919,000 at June 30, 2010, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of June 30, 2010 and December 31, 2009.

Intangible Assets

Our tenant intangibles are finite-lived intangible assets representing primarily the estimated value of the tenants in place (“Tenant Intangibles”) at the date of the acquisition of each respective facility.  Tenant Intangibles are amortized relative to the benefit of the tenants in place to each period.  Accumulated amortization reflects those individual real estate facilities where the related Tenant Intangibles had not been fully amortized at each applicable date.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

At June 30, 2010, our Tenant Intangibles have a net book value of $31,238,000 ($19,446,000 at December 31, 2009).  Accumulated amortization totaled $13,221,000 at June 30, 2010 ($14,688,000 at December 31, 2009), and amortization expense of $2,408,000 and $1,032,000 was recorded for the three months ended June 30, 2010 and 2009, respectively, and $3,314,000 and $3,289,000 was recorded for the six months ended June 30, 2010 and 2009, respectively.  During the three months ended June 30, 2010, our Tenant Intangibles were increased by $15,304,000 in connection with the acquisition of 31 self-storage facilities (Note 3) and were reduced by $198,000 in connection with the termination of a ground lease.

We also have an intangible asset representing the value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at June 30, 2010 and December 31, 2009.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations, and we did not identify any indicators of impairment at June 30, 2010.

Evaluation of Asset Impairment

We evaluate our real estate, tenant intangible assets, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During the six months ended June 30, 2010, we recorded impairment charges totaling $2,544,000, comprised of $1,735,000 in real estate facilities (Note 3), of which $397,000 is reflected under “discontinued operations” on our condensed consolidated statements of income, $611,000 in other assets, and $198,000 in intangible assets related to a ground lease and which is reflected under “discontinued operations” on our condensed consolidated statements of income.  During the three and six months ended June 30, 2009, we recorded an impairment charge of $8,205,000, reflected under “discontinued operations” on our condensed consolidated statements of income, in connection with an eminent domain proceeding at one of our facilities.  No additional impairments were identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, except as noted above.

We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2009, nor were there any indicators of impairment at June 30, 2010.

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

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations we have an interest in, was translated at an end-of-period exchange rate of approximately 1.221 U.S. Dollars per Euro at June 30, 2010 (1.433 at December 31, 2009), and average exchange rates of 1.273 and 1.361 for the three months ended June 30, 2010 and 2009, respectively, and 1.329 and 1.334 for the six months ended June 30, 2010 and 2009, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

Fair Value Accounting

As the term is used in our financial statements, “fair value” is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier fair value hierarchy described in the FASB Codification Section 820-10-35.  See “Loan Receivable from Shurgard Europe” below, and “Financial Instruments” and “Real Estate Facilities” above, as well as “Redeemable Noncontrolling Interests in Subsidiaries” and “Other Permanent Noncontrolling Interests in Subsidiaries” in Note 6 for information regarding our fair value measurements.

Loan Receivable from Shurgard Europe

As of June 30, 2010, we had a €390.8 million loan receivable from Shurgard Europe totaling $477,031,000 (€391.9 million totaling $561,703,000 at December 31, 2009).  The loan, as amended, bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Prior to being amended on October 31, 2009, the loan bore interest at a fixed rate of 7.5% per annum and matured on March 31, 2010.  All other material terms and conditions remained the same after the amendment.

The loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During each applicable period, because we have expected repayment of the loan within two years of each respective balance sheet date, we have recognized foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar.

For the three and six months ended June 30, 2010, we recorded interest income of approximately $5,833,000 and $12,263,000, respectively, related to the loan.  For the three and six months ended June 30, 2009, we recorded interest income of approximately $5,797,000 and $10,974,000, respectively, related to the loan.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.  We received $1,532,000 in principal repayments on the loan during the six months ended June 30, 2010.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk relating to the loan is minimal.  In addition, we believe the interest rate on the loan approximates the market rate for loans with similar credit characteristics and tenor, and that the carrying value of the loan approximates fair value.  The characteristics of the loan and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in FASB Codification Section 820-10-35-52.

Other Comprehensive Income

Other comprehensive income consists primarily of foreign currency translation adjustments.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our condensed consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
Net income	$131,176	$205,387	$261,093	$358,816
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period	(59,676)	57,249	(104,296)	12,313
Less: foreign currency translation adjustments reflected in net income as “Foreign currency loss (gain)”	49,204	(33,205)	84,047	1,528
Other comprehensive income (loss) for the period	(10,472)	24,044	(20,249)	13,841
Total comprehensive income	$120,704	$229,431	$240,844	$372,657

Discontinued Operations

The revenues and expenses of operating units (including individual real estate facilities) that can be segregated from the other operations of the Company, and either i) have been eliminated from the ongoing operations of the Company or ii) are expected to be eliminated from the ongoing operations of the Company within the next year pursuant to a committed plan of disposal, are reclassified and presented for all periods as “discontinued operations” on our condensed consolidated statements of income.

Included in discontinued operations are two facilities we currently own that are subject to eminent domain proceedings, a land-leased facility that was disposed of in the three months ended June 30, 2010 when the land lease expired and was not renewed, our truck rental and containerized storage operations which ceased in 2009, and certain other self-storage facilities that were disposed of in 2009 in connection with eminent domain proceedings.  In addition to revenues and expenses of these operating units prior to disposal, discontinued operations is comprised primarily of $4,650,000 in gains on disposition of real estate facilities for the three months ended June 30, 2010 and $5,087,000 and $4,181,000 in gains on disposition of real estate facilities for the six months ended June 30, 2010 and 2009, respectively, a $595,000 impairment charge on real estate assets incurred in the six months ended June 30, 2010, a $8,205,000 impairment charge on intangible assets incurred at a discontinued facility in the three and six months ended June 30, 2009, as well as $3,500,000 in truck disposal expenses in the six months ended June 30, 2009.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.  Net income allocated to the Equity Shares, Series A for the six months ended June 30, 2010 also includes $25.7 million, representing the excess of cash paid to redeem the securities over the original issuance proceeds.  We called these securities for redemption during the three months ended March 31, 2010, and redeemed them on April 15, 2010.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net loss from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$60,837	$135,487	$95,575	$294,982

Eliminate: Discontinued operations allocable to common shareholders	(4,432)	8,027	(4,811)	8,332
Net income from continuing operations allocable to common shareholders	$56,405	$143,514	$90,764	$303,314

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	168,804	168,348	168,641	168,330
Net effect of dilutive stock options - based on treasury stock method using average market price	825	180	829	171
Diluted weighted average common shares outstanding	169,629	168,528	169,470	168,501

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Six Months Ended June 30, 2010
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,292,955
Capital improvements	37,002
Acquisition of real estate facilities	182,989
Newly developed facilities opened for operations	5,661
Disposition of real estate facilities	(13,573)
Impairment of real estate facilities	(1,735)
Impact of foreign exchange rate changes	(1,209)
Ending balance	10,502,090
Accumulated depreciation:
Beginning balance	(2,734,449)
Depreciation expense	(164,166)
Disposition of real estate facilities	8,303
Impact of foreign exchange rate changes	381
Ending balance	(2,889,931)
Construction in process:
Beginning balance	3,527
Current development	8,371
Newly developed facilities opened for operations	(5,661)
Ending balance	6,237
Total real estate facilities at June 30, 2010	$7,618,396

During the three months ended June 30, 2010, we acquired 31 operating self-storage facilities (1,968,000 net rentable square feet) from third parties for $198,076,000, consisting of the assumption of mortgage debt with an aggregate fair value of $131,698,000 and $66,378,000 of cash.  The aggregate cost was allocated $182,989,000 to real estate facilities, $15,304,000 to intangibles and $217,000 to other liabilities.  We also incurred $1,634,000 in legal, due diligence, transfer taxes, and other transaction costs related to the acquisitions, and these amounts were included in general and administrative expense on our accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010.

During the three months ended June 30, 2010, we completed one expansion project to an existing facility at an aggregate cost of $5,661,000.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

During the six months ended June 30, 2010, we disposed of real estate facilities in connection with condemnation proceedings, with net proceeds totaling $10,753,000, and recorded a gain of $396,000 included in “gain on disposition of real estate facilities” and a gain included in discontinued operations totaling $5,087,000.

4.	Investments in Real Estate Entities

The following table sets forth our investments in the real estate entities at June 30, 2010 and December 31, 2009, and our equity in earnings of real estate entities for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Investments in Real Estate Entities at
	June 30, 2010	December 31, 2009
PSB	$325,799	$326,145
Shurgard Europe	247,640	272,345
Other Investments	13,497	13,826
Total	$586,936	$612,316

	Equity in Earnings of Real Estate Entities
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
PSB	$4,914	$5,201	$11,188	$25,667
Shurgard Europe	3,459	1,709	6,769	3,608
Other Investments	415	488	792	934
Total	$8,788	$7,398	$18,749	$30,209

Included in equity in earnings of real estate entities for the six months ended June 30, 2009 is $16,284,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

During the six months ended June 30, 2010 and 2009, we received cash distributions from our investments in real estate entities totaling $25,021,000 and $23,708,000, respectively.

During the six months ended June 30, 2010 and 2009, our investment in Shurgard Europe decreased by approximately $19,108,000 and increased by approximately $11,633,000, respectively, due to the impact of changes in foreign currency exchange rates.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of June 30, 2010 and December 31, 2009, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2010 ($55.78 per share of PSB common stock), the shares and units had a market value of approximately $731.1 million as compared to a book value of $325.8 million.  We account for our investment in PSB using the equity method.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

	2010	2009
	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$137,346	$136,857
Costs of operations	(44,686)	(43,687)
Depreciation and amortization	(36,856)	(44,584)
General and administrative	(5,149)	(3,514)
Other items	3,676	267
Net income	$54,331	$45,339

	At June 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily real estate)	$1,501,734	$1,564,822
Debt	52,207	52,887
Other liabilities	49,937	46,298
Preferred stock and units	625,339	699,464
Common equity	$774,251	$766,173

Investment in Shurgard Europe

At June 30, 2010, we had a 49% equity investment in Shurgard Europe, which owns 115 facilities directly and has a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard Storage Centers” name.

Our equity in earnings of Shurgard Europe includes our 49% equity share of Shurgard Europe’s operations, as well as 49% of the interest and trademark license fees received from Shurgard Europe.  The following table sets forth our equity in earnings Shurgard Europe:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Our 49% equity share of Shurgard Europe’s net loss	$(2,336)	$(4,049)	$(5,408)	$(7,300)
Add our 49% equity share of amounts received from Shurgard Europe (a):
Interest on note receivable	5,603	5,569	11,783	10,543
Trademark license fee	192	189	394	365

Total equity in earnings of Shurgard Europe	$3,459	$1,709	$6,769	$3,608

(a)
In addition to recording our 49% equity share of Shurgard Europe’s operations as equity in earnings of real estate entities, in consolidation we also reclassify 49% of the interest income on our note receivable from Shurgard Europe, and trademark license fees received from Shurgard Europe, from interest and other income to equity in earnings.  The remaining 51% of these amounts, which are attributable to the pro-rata share of Shurgard Europe that we do not own, are included in interest and other income.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following table sets forth selected financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances (on a consolidated basis, including the operations of the 72 self-storage facilities in which Shurgard Europe has a 20% interest), rather than our pro rata share, and are based upon our historical acquired book basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Self-storage and ancillary revenues	$55,659	$53,613	$114,067	$104,657
Interest and other income (expense)	(287)	64	(211)	193
Self-storage and ancillary cost of operations	(23,253)	(25,461)	(48,712)	(49,383)
Trademark license fee payable to Public Storage	(390)	(384)	(805)	(746)
Depreciation and amortization	(17,400)	(17,376)	(36,139)	(34,812)
General and administrative	(1,744)	(3,364)	(3,656)	(5,082)
Interest expense on third party debt	(2,674)	(4,198)	(5,451)	(8,423)
Interest expense on loan payable to Public Storage	(11,436)	(11,366)	(24,045)	(21,517)
Income (expenses) from foreign currency exchange	(237)	972	(430)	385
Discontinued operations	-	-	-	8
Net loss	$(1,762)	$(7,500)	$(5,382)	$(14,720)

Net income allocated to permanent noncontrolling equity interests in subsidiaries (a)	3,006	764	5,655	178
Net loss allocated to Shurgard Europe	$(4,768)	$(8,264)	$(11,037)	$(14,898)

	At June 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,413,819	$1,617,579
Total debt to third parties	270,683	328,510
Total debt to Public Storage	477,031	561,703
Other liabilities	69,839	75,074
Equity	$596,266	$652,292

(a)
Includes depreciation expense allocated to the permanent noncontrolling equity interests in subsidiaries totaling $2,851,000 and $2,874,000 in the three months ended June 30, 2010 and 2009, respectively, and $5,997,000 and $5,597,000 in the six months ended June 30, 2010 and 2009, respectively.

Other Investments

At June 30, 2010, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities at June 30, 2010.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities:

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

	2010	2009
	(Amounts in thousands)
For the three months ended June 30,
Total revenue	$8,250	$8,266
Cost of operations and other expenses	(3,325)	(3,310)
Depreciation and amortization	(1,233)	(966)
Net income	$3,692	$3,990

	At June 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$36,625	$37,386
Total accrued and other liabilities	1,126	876
Total Partners’ equity	$35,499	$36,510

5.	Line of Credit and Notes Payable

At June 30, 2010, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2010).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2010).  We had no outstanding borrowings on our Credit Agreement at June 30, 2010 or at August 6, 2010.  At June 30, 2010, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $18,127,000 ($18,270,000 at December 31, 2009).

The carrying amounts of our notes payable at June 30, 2010 and December 31, 2009 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

	June 30, 2010	December 31, 2009
	(Amounts in thousands)
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes $939 of unamortized premium at June 30, 2010 and $1,889 at December 31, 2009)	104,256	105,206

Secured Notes Payable:

4.9% average effective rate fixed rate mortgage notes payable, secured by 104 real estate facilities with a net book value of approximately $644 million at June 30, 2010 and stated note rates between 4.95% and 8.00%, maturing at varying dates between July 2010 and September 2028 (carrying amount includes $8,360 of unamortized premium at June 30, 2010 and $3,983 at December 31, 2009)	302,559	227,223

Total notes payable	$593,275	$518,889

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

As described in Note 3, during the three and six months ended June 30, 2010, we assumed mortgage debt in connection with the acquisition of real estate facilities. These mortgage notes were recorded at their estimated fair value of approximately $131,698,000 with an estimated average market rate of approximately 3.4% as compared to the actual assumed note balances totaling $126,140,000 with an average contractual interest rate of 5.0%.  This initial premium of $5,558,000 is being amortized over the remaining term of the mortgage notes using the effective interest method.  Following the acquisition of these properties, we prepaid $51,497,000 of these mortgage notes, recording a gain on repayment of debt totaling $283,000, based upon the difference between approximately $51,214,000 paid and the related net book value (which included $283,000 in note premium) of these loans.

On February 12, 2009, we acquired $110,223,000 face amount of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash, and recognized a gain of $4,114,000 for the three months ended March 31, 2009.

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at June 30, 2010.  At June 30, 2010, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

	Unsecured Notes Payable	Secured Notes Payable	Total
2010 (remainder)	$723	$8,238	$8,961
2011	103,533	46,339	149,872
2012	-	70,711	70,711
2013	186,460	79,103	265,563
2014	-	49,096	49,096
Thereafter	-	49,072	49,072
	$290,716	$302,559	$593,275
Weighted average effective rate	5.8%	4.9%	5.3%

We incurred interest expense (including interest capitalized as real estate totaling $192,000 and $347,000, respectively, for the six months ended June 30, 2010 and 2009) with respect to our notes payable, capital leases and line of credit aggregating $14,809,000 and $15,763,000 for the six months ended June 30, 2010 and 2009, respectively.  These amounts were comprised of $16,657,000 and $17,652,000 in cash paid during the six months ended June 30, 2010 and 2009, respectively, less $1,848,000 and $1,889,000 in amortization of premium, respectively.

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

Redeemable Noncontrolling Interests in Subsidiaries

At June 30, 2010, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities.  During the six months ended June 30, 2010 and 2009, these interests were increased by $160,000 and $255,000, respectively, to adjust to their estimated liquidation value (which approximates fair value).  We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

During the three and six months ended June 30, 2010, we allocated a total of $234,000 and $457,000, respectively, of income to these interests.  During the same periods in 2009, we allocated a total of $244,000 and $506,000, respectively, of income to these interests.  During the six months ended June 30, 2010 and 2009, we paid distributions to these interests totaling $588,000 and $666,000, respectively.

Permanent Noncontrolling Interests in Subsidiaries

At June 30, 2010, the Permanent Noncontrolling Interests in Subsidiaries represent (i) equity interests in 28 entities that own an aggregate of 93 self-storage facilities (the “Other Permanent Noncontrolling Interests in Subsidiaries”) and (ii) preferred partnership units (the “Preferred Partnership Interests”).  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash, other assets, or other securities that would not also be classified as equity.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Other Permanent Noncontrolling Interests in Subsidiaries

The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $32,938,000 at June 30, 2010 ($32,974,000 at December 31, 2009).  During the three and six months ended June 30, 2010, we allocated a total of $4,091,000 and $8,012,000, respectively, in income to these interests. During the same periods in 2009, we allocated a total of $4,158,000 and $8,306,000, respectively, in income to these interests.  During the six months ended June 30, 2010 and 2009, we paid distributions to these interests totaling $8,048,000 and $7,581,000, respectively.

Preferred Partnership Interests

At June 30, 2010 and December 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011).  Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.

In the three months ended March 31, 2009, in connection with our acquisition of preferred partnership units from third parties for an aggregate of $153.0 million, we recorded an allocation of $72.0 million in income from these interests in determining net income allocable to Public Storage shareholders based upon the excess of the carrying amount over the amount paid.

During the three and six months ended June 30, 2010, we allocated a total of $1,813,000 and $3,625,000, respectively, in income to these interests based upon distributions paid.  During the same periods in 2009, we allocated a total of $1,813,000 and $5,830,000, respectively, in income to these interests based upon distributions paid.

7.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At June 30, 2010 and December 31, 2009, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

			At June 30, 2010		At December 31, 2009
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series V	9/30/07	7.500%	-	$-	6,200	$155,000
Series W	10/6/08	6.500%	5,300	132,500	5,300	132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	750,900	18,772	750,900	18,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series B	6/30/09	7.125%	4,350	108,750	4,350	108,750
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	-	-
Total Cumulative Preferred Shares			885,740	$3,389,777	886,140	$3,399,777

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At June 30, 2010, there were no dividends in arrears.

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

On April 13, 2010, we issued 5,800 depositary shares each representing 1/1,000 of our 6.875% Cumulative Preferred Shares, Series O for gross proceeds of $145,000,000.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value plus accrued dividends.

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

Equity Shares, Series A

On March 12, 2010, we called for redemption all of our outstanding shares of Equity Shares, Series A. The redemption occurred on April 15, 2010 at $24.50 per share for aggregate redemption amount of $205.4 million.

During each of the three months ended March 31, 2010 and 2009 and June 30, 2009, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  Net income allocated to the Equity Shares, Series A for the six months ended June 30, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original issuance proceeds.  As a result of the redemption on April 15, 2010, no distributions were paid for the three months ended June 30, 2010.

Equity Shares, Series AAA

We have $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding at June 30, 2010 and December 31, 2009.  The Equity Shares AAA ranks on a parity with common shares and junior to the Senior Preferred Shares with respect to general preference rights, and has a liquidation amount equal to 120% of the amount distributed to each common share.  Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564.  We have no obligation to pay distributions if no distributions are paid to common shareholders.  During the six months ended June 30, 2010 and 2009, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by one of our wholly-owned subsidiaries.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $135.5 million ($0.80 per share) and $92.9 million ($0.55 per share), for the three months ended June 30, 2010 and 2009, respectively, and $245.4 million ($1.45 per share) and $185.8 million ($1.10 per share), for the six months ended June 30, 2010 and 2009, respectively.  As noted above, we redeemed all of our outstanding shares of Equity Shares, Series A on April 15, 2010 and no further distributions will be paid for the period subsequent to March 31, 2010.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the three months ended March 31, 2009 and $5.1 million ($0.6125 per share) and $10.3 million ($1.225 per share) for the six months ended June 30, 2010 and 2009, respectively.  Preferred share dividends pay fixed rates from 6.125% to 7.250% with a total liquidation amount of $3,389,777,000 at June 30, 2010 ($3,399,777,000 at December 31, 2009) and dividends aggregating $58.9 million and $58.1 million for the three months ended June 30, 2010 and 2009, respectively, and $117.0 million and $116.2 million for the six months ended June 30, 2010 and 2009, respectively.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

8.	Related Party Transactions

Mr. Hughes, the Company’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 52 self-storage facilities in Canada using the “Public Storage” brand name (“PS Canada”) pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 16.8% of our common shares outstanding at June 30, 2010.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 52 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the six months ended June 30, 2010 and 2009, we received $315,000 and $390,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

The Company and Mr. Hughes are co-general partners in certain consolidated partnerships and affiliated partnerships that are not consolidated.  The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT.  The private REIT owns limited partnership interests in five affiliated partnerships.  The Hughes Family also owns limited partnership interests in certain of these partnerships and holds securities in PSB.  PS Canada holds approximately a 1.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004 as described below.  The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

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

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the three and six months ended June 30, 2010, we recorded $825,000 and $1,425,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $900,000 and $1,500,000 for the same periods in 2009.

A total of 160,000 stock options were granted during the six months ended June 30, 2010, 496,575 shares were exercised, and 10,000 shares were forfeited.  A total of 3,349,093 stock options were outstanding at June 30, 2010 (3,695,668 at December 31, 2009).

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

During the six months ended June 30, 2010, 107,864 restricted share units were granted, 42,220 restricted share units were forfeited and 85,141 restricted share units vested.  This vesting resulted in the issuance of 52,811 common shares.  In addition, cash compensation totaling $2,571,000 was paid to employees in lieu of 32,330 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At June 30, 2010, approximately 528,857 restricted share units were outstanding (548,354 at December 31, 2009).  A total of $2,346,000 and $4,378,000 in restricted share unit expense was recorded for the three and six months ended June 30, 2010, respectively, as compared to $2,580,000 and $4,593,000 for the same periods in 2009.  Restricted share unit expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as $25,000 and $339,000 in related payroll taxes we incurred in the three and six months ended June 30, 2010, respectively, as compared to $130,000 and $243,000 for the same periods in 2009.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

10.      Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to the three and six months ended June 30, 2009 to be consistent with our current segment definition.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 2,019 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At June 30, 2010, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.6 billion ($7.6 billion at December 31, 2009), Tenant Intangibles with a book value of approximately $31.2 million ($19.4 million at December 31, 2009), and the Other Investments with a net book value of $13.5 million ($13.8 million at December 31, 2009).  Substantially all of our other assets totaling $93.2 million, and our accrued and other liabilities totaling $231.8 million, ($92.9 million and $212.3 million, respectively, at December 31, 2009) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and the institutional investor which owns a 51% equity interest in Shurgard Europe, makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At June 30, 2010, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $247.6 million ($272.3 million at December 31, 2009) and a loan receivable from Shurgard Europe totaling $477.0 million ($561.7 million at December 31, 2009).

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes the financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2010, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $325.8 million ($326.1 million at December 31, 2009).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the three months ended June 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$373,858	$-	$-	$-	$373,858
Ancillary operations	-	-	3,516	23,561	27,077
Interest and other income	-	6,031	-	1,001	7,032
	373,858	6,031	3,516	24,562	407,967

Expenses:
Cost of operations:
Self-storage facilities	127,878	-	-	-	127,878
Ancillary operations	-	-	1,412	8,127	9,539
Depreciation and amortization	84,384	-	655	-	85,039
General and administrative	-	-	-	10,081	10,081
Interest expense	-	-	-	7,278	7,278
	212,262	-	2,067	25,486	239,815

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of other real estate investments, gain on early retirement of debt, asset impairment charges and foreign currency exchange loss	161,596	6,031	1,449	(924)	168,152

Equity in earnings of real estate entities	415	3,459	4,914	-	8,788
Gains on disposition of other real estate investments	-	-	-	63	63
Gain on early retirement of debt	-	-	-	283	283
Asset impairment charges	-	-	-	(1,338)	(1,338)
Foreign currency exchange loss	-	(49,204)	-	-	(49,204)
Income (loss) from continuing operations	162,011	(39,714)	6,363	(1,916)	126,744
Discontinued operations	-	-	-	4,432	4,432
Net income (loss)	$162,011	$(39,714)	$6,363	$2,516	$131,176

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the three months ended June 30, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$370,853	$-	$-	$-	$370,853
Ancillary operations	-	-	3,692	24,414	28,106
Interest and other income	-	5,993	-	1,523	7,516
	370,853	5,993	3,692	25,937	406,475

Expenses:
Cost of operations:
Self-storage facilities	124,164	-	-	-	124,164
Ancillary operations	-	-	1,458	8,916	10,374
Depreciation and amortization	83,255	-	384	-	83,639
General and administrative	-	-	-	8,199	8,199
Interest expense	-	-	-	7,288	7,288
	207,419	-	1,842	24,403	233,664

Income from continuing operations before equity in earnings of real estate entities and foreign currency exchange gain	163,434	5,993	1,850	1,534	172,811

Equity in earnings of real estate entities	488	1,709	5,201	-	7,398
Foreign currency exchange gain	-	33,205	-	-	33,205
Income from continuing operations	163,922	40,907	7,051	1,534	213,414
Discontinued operations	-	-	-	(8,027)	(8,027)
Net income (loss)	$163,922	$40,907	$7,051	$(6,493)	$205,387

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the six months ended June 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$738,236	$-	$-	$-	$738,236
Ancillary operations	-	-	7,213	45,022	52,235
Interest and other income	-	12,673	-	2,575	15,248
	738,236	12,673	7,213	47,597	805,719

Expenses:
Cost of operations:
Self-storage facilities	260,414	-	-	-	260,414
Ancillary operations	-	-	2,849	15,120	17,969
Depreciation and amortization	168,401	-	1,310	-	169,711
General and administrative	-	-	-	20,158	20,158
Interest expense	-	-	-	14,617	14,617
	428,815	-	4,159	49,895	482,869

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of other real estate investments, gain on early retirement of debt, asset impairment charges and foreign currency exchange loss	309,421	12,673	3,054	(2,298)	322,850

Equity in earnings of real estate entities	792	6,769	11,188	-	18,749
Gains on disposition of other real estate investments	-	-	-	396	396
Gain on early retirement of debt	-	-	-	283	283
Asset impairment charges	-	-	-	(1,949)	(1,949)
Foreign currency exchange loss	-	(84,047)	-	-	(84,047)
Income (loss) from continuing operations	310,213	(64,605)	14,242	(3,568)	256,282
Discontinued operations	-	-	-	4,811	4,811
Net income (loss)	$310,213	$(64,605)	$14,242	$1,243	$261,093

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

For the six months ended June 30, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$741,320	$-	$-	$-	$741,320
Ancillary operations	-	-	7,371	46,570	53,941
Interest and other income	-	11,354	-	3,795	15,149
	741,320	11,354	7,371	50,365	810,410

Expenses:
Cost of operations:
Self-storage facilities	257,284	-	-	-	257,284
Ancillary operations	-	-	2,869	17,158	20,027
Depreciation and amortization	166,810	-	1,364	-	168,174
General and administrative	-	-	-	17,878	17,878
Interest expense	-	-	-	15,416	15,416
	424,094	-	4,233	50,452	478,779

Income (loss) from continuing operations before equity in earnings of real estate entities, gains on disposition of other real estate investments, gain on early retirement of debt and foreign currency exchange loss	317,226	11,354	3,138	(87)	331,631

Equity in earnings of real estate entities	934	3,608	25,667	-	30,209
Gains on disposition of other real estate investments	-	-	-	2,722	2,722
Gain on early retirement of debt	-	-	-	4,114	4,114
Foreign currency exchange loss	-	(1,528)	-	-	(1,528)
Income (loss) from continuing operations	318,160	13,434	28,805	6,749	367,148
Discontinued operations	-	-	-	(8,332)	(8,332)
Net income (loss)	$318,160	$13,434	$28,805	$(1,583)	$358,816

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At June 30, 2010, there were approximately 646,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.4 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.4 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At June 30, 2010, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $3 million for the remainder of 2010, $6 million per year in 2011 and 2012, $5 million per year in 2013 and 2014, and an aggregate of $69 million in payments thereafter.

PUBLIC STORAGE
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Expenses under operating leases were approximately $1.6 million and $3.5 million for the three and six months ended June 30, 2010, respectively, as compared to $1.8 million and $3.7 million for the three and six months ended June 30, 2009, respectively.

12.      Subsequent Events

We are currently under contract to acquire seven properties for approximately $27 million.  Four of these properties are in California, with the remainder of the facilities in Hawaii, Illinois and Louisiana.  We expect the acquisition of these properties will close late in the third quarter.  The acquisition of these facilities is subject to customary closing conditions, and there can be no assurance that we will be able to complete these acquisitions.

On August 3, 2010, we repurchased 400,000 depositary shares of our 6.850% Cumulative Preferred Shares Series Y, at a total cost of $9,200,000 in a privately negotiated transaction.  We will allocate $800,000 from our preferred shareholders to our common shareholders, representing the excess from the original issuance proceeds over the amount paid to repurchase, in the three months ending September 30, 2010.

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part II,  Item 1A, "Risk Factors" in our Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010 and in our other filings with the SEC.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The notes to our June 30, 2010 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 11 to our June 30, 2010 condensed consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense, which as a real estate operator, represents one of our largest expenses totaling approximately $41 million and $83 million in the three and six months ended June 30, 2010, respectively, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

Valuation of assets and liabilities acquired in business combinations: We have estimated the fair value of real estate, intangible assets, debt, and the other assets and other liabilities acquired in business combinations.  We have acquired these assets, in certain cases, with non-cash assets.  These estimates are based upon many assumptions, including interest rates, market values of land and buildings, estimated future cash flows from the tenant base in place at the time of the business combination, and the recoverability of certain assets.  We believe that the assumptions used were reasonable, however, these assumptions were subject to a significant degree of judgment, and others could use different assumptions and therefore come to materially different conclusions as to the estimated values.  If estimated values had been different, our depreciation and amortization expense, interest expense, investments in real estate entities, real estate, debt, and intangible assets could be materially different.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused upon maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributes 92% of our revenues for the six months ended June 30, 2010, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 10 to our June 30, 2010 condensed consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, we have experienced downward pressure on revenues in our self-storage facilities, which have declined on a year-over-year basis since the first quarter of 2009.  Our year over year same-store revenue decline of 4.5% was greatest in the quarter ended September 30, 2009.  Revenue trends have improved each quarter since then, with same-store revenue 0.2% lower on a year over year basis in the quarter ended June 30, 2010. While trends have been improving, there can be no assurance that trends will continue to improve.

Another important determinant of our long-term growth is our access to capital and deployment of that capital in order to expand our asset base.  Acquisitions of self-storage facilities were minimal during 2008 and 2009.  During the six months ended June 30, 2010, we have acquired 31 self-storage facilities for $198 million primarily located in the Los Angeles area and the surrounding communities of Southern California.  We are currently under contract to acquire seven additional facilities primarily in California; however, these acquisitions are subject to contingencies and there can be no assurance that these acquisitions will be completed.  We believe that there may be opportunities to acquire additional facilities in the remainder of 2010, because we have seen more facilities come to market and an increase in transaction volume.  However, there can be no assurance that the facilities that come to market will be those that we might be interested in acquiring at the prices asked.

Historically we have developed and redeveloped self-storage facilities.  Our development activities have substantially ceased due to the existing economic environment and our belief that our capital can be more effectively put to use in other ways.

At June 30, 2010, we had approximately $474 million of cash on hand, $95 million of short-term investments in high-grade corporate notes and we have access to an additional $300 million line of credit that does not expire until March 27, 2012.  Our capital commitments in the 12 months ending June 30, 2011 total approximately $169 million and include (i) $142 million in principal payments on debt and (ii) $27 million for the acquisition of the aforementioned seven facilities that are under contract.  We have no further significant capital commitments until 2013, when $266 million of existing debt comes due.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress incurred in late 2008 and early 2009.  In April 2010 we issued in aggregate $145 million (face amount) of cumulative preferred shares at a rate of 6.875%.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable, and we believe that the current market coupon rates are now higher than they were when we last issued preferred stock in April 2010.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations, including the seven self-storage facilities that we are currently under contract to acquire.

Results of Operations

Operating Results for the Three Months Ended June 30, 2010 and 2009:

For the three months ended June 30, 2010, net income allocable to our common shareholders was $60.8 million or $0.36 per diluted common share, compared to $135.5 million or $0.80 per diluted common share, for the same period in 2009, representing a decrease of $74.7 million or $0.44 per common share.  This decrease is primarily due to a foreign currency exchange loss of $49.2 million during the quarter ended June 30, 2010 as compared to a foreign currency exchange gain of $33.2 million during the same period in 2009.  These foreign exchange gains or losses result from changes in the U.S. Dollar equivalent of our note receivable from Shurgard Europe due to changes in the U.S. Dollar to Euro exchange rate.

Operating Results for the Six Months Ended June 30, 2010 and 2009:

For the six months ended June 30, 2010, net income allocable to our common shareholders was $95.6 million or $0.56 per diluted common share, compared to $295.0 million or $1.75 per diluted common share, for the same period in 2009, representing a decrease of $199.4 million or $1.19 per common share.  This decrease is primarily due to (i) an increased foreign currency exchange loss of $84.0 million during the six months ended June 30, 2010 compared to $1.5 million during the same period in 2009, (ii) an aggregate $31.9 million reduction in income allocated to our common shareholders, and an increase in income allocated to the shareholders of redeemed securities, (including our equity share of PS Business Park’s redemptions) in applying EITF D-42 to the redemption of securities in the six months ended June 30, 2010, as compared to a $94.5 million increase in income allocated to our common shareholders from the shareholders of redeemed securities (including our equity share of PS Business Park’s redemptions), in applying EITF D-42 to the redemption of securities in the same period in 2009.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 91% of our revenues for the six months ended June 30, 2010 and 2009, respectively.

To enhance year-over-year comparisons, the table that follows summarizes, and the ensuing discussion describes, the operating results of two groups of facilities that management analyzes: (i) the Same Store facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2008 and (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2008 such as newly acquired, newly developed, or recently expanded facilities.

Self-Storage Operations Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands)
Rental income:
Same Store Facilities	$354,386	$355,179	(0.2)%	$702,219	$710,668	(1.2)%
Other Facilities	19,472	15,674	24.2%	36,017	30,652	17.5%
	373,858	370,853	0.8%	738,236	741,320	(0.4)%
Cost of operations:
Same Store Facilities	121,409	118,772	2.2%	247,946	246,184	0.7%
Other Facilities	6,469	5,392	20.0%	12,468	11,100	12.3%
	127,878	124,164	3.0%	260,414	257,284	1.2%
Net operating income (a):
Same Store Facilities	232,977	236,407	(1.5)%	454,273	464,484	(2.2)%
Other Facilities	13,003	10,282	26.5%	23,549	19,552	20.4%
	245,980	246,689	(0.3)%	477,822	484,036	(1.3)%
Total depreciation and amortization:
Same Store Facilities	(74,219)	(74,347)	(0.2)%	(151,081)	(151,243)	(0.1)%
Other Facilities	(10,165)	(8,908)	14.1%	(17,320)	(15,567)	11.3%
	(84,384)	(83,255)	1.4%	(168,401)	(166,810)	1.0%

Total net income	$161,596	$163,434	(1.1)%	$309,421	$317,226	(2.5)%

Number of facilities at period end:
Same Store Facilities				1,925	1,925	-
Other Facilities				94	62	51.6%
				2,019	1,987	1.6%
Net rentable square footage at period end (in thousands):
Same Store Facilities				120,328	120,328	-
Other Facilities				7,460	5,305	40.6%
				127,788	125,633	1.7%

(a)	See “Net Operating Income” or NOI below.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our consolidated net income in our June 30, 2010 condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$232,977	$236,407	$454,273	$464,484
Other Facilities	13,003	10,282	23,549	19,552
Total net operating income from self-storage	245,980	246,689	477,822	484,036

Depreciation and amortization expense:
Same Store Facilities	(74,219)	(74,347)	(151,081)	(151,243)
Other Facilities	(10,165)	(8,908)	(17,320)	(15,567)
Total depreciation and amortization expense from self-storage	(84,384)	(83,255)	(168,401)	(166,810)

Net income:
Same Store Facilities	158,758	162,060	303,192	313,241
Other Facilities	2,838	1,374	6,229	3,985
Total net income from self-storage	161,596	163,434	309,421	317,226

Ancillary operating revenue	27,077	28,106	52,235	53,941
Interest and other income	7,032	7,516	15,248	15,149
Ancillary cost of operations	(9,539)	(10,374)	(17,969)	(20,027)
Depreciation and amortization, commercial	(655)	(384)	(1,310)	(1,364)
General and administrative expense	(10,081)	(8,199)	(20,158)	(17,878)
Interest expense	(7,278)	(7,288)	(14,617)	(15,416)
Equity in earnings of real estate entities	8,788	7,398	18,749	30,209
Gains on disposition of real estate investments	63	-	396	2,722
Gain on early debt retirement	283	-	283	4,114
Asset impairment charges	(1,338)	-	(1,949)	-
Foreign currency exchange gain (loss)	(49,204)	33,205	(84,047)	(1,528)
Discontinued operations	4,432	(8,027)	4,811	(8,332)
Net income of the Company	$131,176	$205,387	$261,093	$358,816

Same Store Facilities

The “Same Store Facilities” represents those 1,925 facilities that are stabilized and owned since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The Same Store Facilities increased from 1,899 at December 31, 2009 to 1,925 at June 30, 2010, as facilities were added that are now stabilized and owned since January 1, 2008.  The following table summarizes the historical operating results of these 1,925 facilities (120.3 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2010.

SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$337,279	$338,815	(0.5)%	$668,513	$678,285	(1.4)%
Late charges and admin fees collected	17,107	16,364	4.5%	33,706	32,383	4.1%
Total revenues (a)	354,386	355,179	(0.2)%	702,219	710,668	(1.2)%

Cost of operations:
Property taxes	38,748	37,498	3.3%	78,703	76,080	3.4%
Direct property payroll	24,414	23,880	2.2%	49,067	48,799	0.5%
Media advertising	6,408	7,351	(12.8)%	11,657	15,659	(25.6)%
Other advertising and promotion	6,521	6,060	7.6%	11,525	10,773	7.0%
Utilities	7,804	8,127	(4.0)%	17,245	17,963	(4.0)%
Repairs and maintenance	10,598	9,381	13.0%	23,520	20,288	15.9%
Telephone reservation center	2,863	2,887	(0.8)%	5,614	5,750	(2.4)%
Property insurance	2,549	2,623	(2.8)%	4,899	5,384	(9.0)%
Other cost of management	21,504	20,965	2.6%	45,716	45,488	0.5%
Total cost of operations (a)	121,409	118,772	2.2%	247,946	246,184	0.7%
Net operating income (b)	232,977	236,407	(1.5)%	454,273	464,484	(2.2)%
Depreciation and amortization expense	(74,219)	(74,347)	(0.2)%	(151,081)	(151,243)	(0.1)%
Net income	$158,758	$162,060	(2.0)%	$303,192	$313,241	(3.2)%

Gross margin (before depreciation and amortization expense)	65.7%	66.6%	(1.4)%	64.7%	65.4%	(1.1)%

Weighted average for the period:
Square foot occupancy (c)	91.0%	90.0%	1.1%	89.7%	88.9%	0.9%
Realized annual rent per occupied square foot (d)(e)	$12.32	$12.51	(1.5)%	$12.39	$12.68	(2.3)%
REVPAF (e)(f)	$11.21	$11.26	(0.4)%	$11.11	$11.27	(1.4)%

Weighted average at June 30:
Square foot occupancy				91.8%	90.7%	1.2%
In place annual rent per occupied square foot (g)				$13.55	$13.60	(0.4)%
Total net rentable square feet (in thousands)				120,328	120,328	-
Number of facilities				1,925	1,925	-

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

(b)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

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

Revenues generated by our Same Store facilities decreased approximately 0.2% and 1.2% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These decreases were primarily caused by lower rental income as a result of lower average realized annual rental rates per occupied square foot partially offset by higher average occupancy levels.  For the three months ended June 30, 2010, average realized annual rental rates per occupied square foot were 1.5% lower and average occupancy levels were 1.1% higher as compared to the same period in 2009, resulting in a 0.5% reduction in rental income.  For the six months ended June 30, 2010, average realized annual rental rates per occupied square foot were 2.3% lower and average occupancy levels were 0.9% higher as compared to the same period in 2009, resulting in a 1.4% reduction in rental income.

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

In late 2008, we began to experience a notable decline in year-over-year move-ins and an increase in move-outs.  While the move-out trends subsided by March 2009, we believe overall demand for self-storage space in virtually all of the markets in which we operate has decreased due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  Notwithstanding the recent improvements in trends, these impacts, coupled with an increase in the number of self-storage operators over the past 10 years, will continue to foster a challenging operating environment, at least in the near term.

In an attempt to increase our market share to offset the aforementioned softened demand for storage space, to varying degrees throughout 2009, we significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts.  We believe that these actions have helped to restore and stabilize our occupancies during the three and six months ended June 30, 2010, and have reduced the year over year decline in realized rental rates as we have regained some ability to raise rents to new and existing tenants.  However, we have not yet been able to restore quarterly realized rental rates per occupied square foot to the levels experienced in the prior year.

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2009	(1.0)%	(0.2)%	(0.8)%
June 30, 2009	(3.9)%	(2.9)%	(1.0)%
September 30, 2009	(5.1)%	(4.1)%	(1.0)%
December 31, 2009	(4.1)%	(3.8)%	(0.3)%
For entire year: 2009	(3.6)%	(2.7)%	(0.9)%

March 31, 2010	(2.4)%	(3.0)%	0.6%
June 30, 2010	(0.5)%	(1.5)%	1.1%

We expect the improved operating trends that have been experienced in the last nine months to continue in the quarter ending September 30, 2010.  Our operating strategy will be to continue to focus on maintaining high occupancy levels by adjusting rental rates, promotional discounts and marketing activities.  It is unclear to us what revenue trends will be following the third quarter of 2010.

From a geographic standpoint, we are experiencing the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Washington, Oregon and California.  See Analysis of Regional Trends table that follows.

Cost of operations (excluding depreciation and amortization) increased by 2.2% and 0.7% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These increases were due primarily to higher property taxes and an increase in repairs and maintenance, offset in part by a reduction in media advertising.

Property tax expense increased 3.3% and 3.4% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  This increase is primarily due to increases in tax rates.  We expect property tax expense growth of approximately 3.5% for the remainder of 2010.

Direct property payroll expense increased by 2.2% and 0.5% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The increase in the three months ended June 30, 2010 reflects higher incentive costs resulting from improved operating trends.  For the remainder of 2010, we expect continued moderate growth in payroll costs.

Media advertising for the Same Store Facilities decreased 12.8% and 25.6% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These decreases are due primarily to a reduction in the number of markets in which we advertised during the respective periods.  Media advertising primarily includes the cost of advertising on television and will vary depending on a number of factors, including our occupancy levels and demand.  Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 7.6% and 7.0% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These increases are due primarily to higher internet advertising expenditures offset partially by lower yellow page advertising, as the internet channel continues to increase in importance for us.  Revisions in our compensation fee arrangements with yellow page providers resulted in reduced fees.  Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses decreased 4.0% in each of the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These decreases are due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

Repairs and maintenance expenditures increased 13.0% and 15.9% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, snow removal expenses were $1.0 million higher in the six months ended June 30, 2010 as compared to the same period in 2009.  We expect overall repairs and maintenance expenditures to grow more moderately for the remainder of 2010 than what was experienced in the first six months of 2010.

Telephone reservation center costs decreased 0.8% and 2.4% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  The reductions were primarily due to lower call volumes, resulting in less staffing hours, as well as a shift from our California to our Arizona call center, resulting in lower average compensation rates.  We expect future increases in our telephone reservation center to be based primarily upon general inflation.

Insurance expense decreased 2.8% and 9.0% in the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.  These declines reflect significant decreases in property insurance resulting primarily from the softer insurance markets as a lack of hurricane activity and additional competition from insurance providers has benefited us.  We expect insurance expense to be flat in the remainder of 2010 as compared to the same period in 2009.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amounts)
Total revenues:
2010	$347,833	$354,386
2009	$355,489	$355,179	$360,747	$351,923	$1,423,338

Total cost of operations:
2010	$126,537	$121,409
2009	$127,412	$118,772	$115,678	$102,179	$464,041

Property tax expense:
2010	$39,955	$38,748
2009	$38,582	$37,498	$38,007	$29,174	$143,261

Media advertising expense:
2010	$5,249	$6,408
2009	$8,308	$7,351	$3,532	$987	$20,178

Other advertising and promotion expense:
2010	$5,004	$6,521
2009	$4,713	$6,060	$5,042	$4,650	$20,465

REVPAF:
2010	$11.01	$11.21
2009	$11.28	$11.26	$11.41	$11.16	$11.28

Weighted average realized annual rent per occupied square foot:
2010	$12.46	$12.32
2009	$12.84	$12.51	$12.73	$12.75	$12.71

Weighted average occupancy levels for the period:
2010	88.4%	91.0%
2009	87.9%	90.0%	89.6%	87.5%	88.7%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$53,002	$54,050	(1.9)%	$105,562	$108,811	(3.0)%
Northern California (167 facilities)	37,031	37,278	(0.7)%	73,263	74,664	(1.9)%
Texas (230 facilities)	35,237	35,209	0.1%	69,807	70,132	(0.5)%
Florida (185 facilities)	33,971	34,468	(1.4)%	67,534	69,286	(2.5)%
Illinois (121 facilities)	22,326	22,634	(1.4)%	44,403	45,352	(2.1)%
Washington (90 facilities)	18,453	18,548	(0.5)%	36,633	37,308	(1.8)%
Georgia (87 facilities)	12,055	12,217	(1.3)%	24,022	24,595	(2.3)%
All other states (861 facilities)	142,311	140,775	1.1%	280,995	280,520	0.2%
Total revenues	354,386	355,179	(0.2)%	702,219	710,668	(1.2)%

Cost of operations:
Southern California	12,614	12,285	2.7%	25,396	25,195	0.8%
Northern California	10,016	10,016	0.0%	20,255	20,667	(2.0)%
Texas	14,564	14,074	3.5%	28,734	28,312	1.5%
Florida	12,917	12,808	0.9%	25,721	25,667	0.2%
Illinois	10,372	10,019	3.5%	21,632	21,398	1.1%
Washington	5,024	4,710	6.7%	10,136	9,640	5.1%
Georgia	4,522	4,273	5.8%	8,926	8,637	3.3%
All other states	51,380	50,587	1.6%	107,146	106,668	0.4%
Total cost of operations	121,409	118,772	2.2%	247,946	246,184	0.7%

Net operating income (a):
Southern California	40,388	41,765	(3.3)%	80,166	83,616	(4.1)%
Northern California	27,015	27,262	(0.9)%	53,008	53,997	(1.8)%
Texas	20,673	21,135	(2.2)%	41,073	41,820	(1.8)%
Florida	21,054	21,660	(2.8)%	41,813	43,619	(4.1)%
Illinois	11,954	12,615	(5.2)%	22,771	23,954	(4.9)%
Washington	13,429	13,838	(3.0)%	26,497	27,668	(4.2)%
Georgia	7,533	7,944	(5.2)%	15,096	15,958	(5.4)%
All other states	90,931	90,188	0.8%	173,849	173,852	0.0%
Total net operating income (a)	$232,977	$236,407	(1.5)%	$454,273	$464,484	(2.2)%

Weighted average occupancy:
Southern California	91.8%	90.1%	1.9%	91.3%	90.3%	1.1%
Northern California	92.0%	89.6%	2.7%	91.0%	88.8%	2.5%
Texas	90.7%	90.4%	0.3%	89.3%	89.5%	(0.2)%
Florida	90.2%	89.6%	0.7%	89.4%	88.8%	0.7%
Illinois	89.8%	88.9%	1.0%	88.6%	87.6%	1.1%
Washington	91.5%	89.7%	2.0%	90.1%	88.7%	1.6%
Georgia	88.4%	88.3%	0.1%	87.3%	87.0%	0.3%
All other states	91.2%	90.4%	0.9%	89.6%	88.9%	0.8%
Total weighted average occupancy	91.0%	90.0%	1.1%	89.7%	88.9%	0.9%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$17.78	$18.46	(3.7)%	$17.80	$18.53	(3.9)%
Northern California	15.97	16.49	(3.2)%	15.97	16.66	(4.1)%
Texas	9.77	9.83	(0.6)%	9.84	9.90	(0.6)%
Florida	11.73	12.04	(2.6)%	11.77	12.21	(3.6)%
Illinois	12.38	12.70	(2.5)%	12.51	12.93	(3.2)%
Washington	13.05	13.40	(2.6)%	13.16	13.62	(3.4)%
Georgia	9.25	9.45	(2.1)%	9.33	9.65	(3.3)%
All other states	11.41	11.43	(0.2)%	11.48	11.59	(0.9)%
Total realized rent per square foot	$12.32	$12.51	(1.5)%	$12.39	$12.68	(2.3)%

REVPAF:
Southern California	$16.33	$16.63	(1.8)%	$16.25	$16.73	(2.9)%
Northern California	14.69	14.78	(0.6)%	14.53	14.80	(1.8)%
Texas	8.86	8.88	(0.2)%	8.79	8.86	(0.8)%
Florida	10.58	10.78	(1.9)%	10.52	10.85	(3.0)%
Illinois	11.12	11.29	(1.5)%	11.07	11.33	(2.3)%
Washington	11.95	12.01	(0.5)%	11.87	12.08	(1.7)%
Georgia	8.18	8.34	(1.9)%	8.14	8.40	(3.1)%
All other states	10.41	10.33	0.8%	10.28	10.30	(0.2)%
Total REVPAF	$11.21	$11.26	(0.4)%	$11.11	$11.27	(1.4)%

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

Other Facilities

The Other Facilities, see table above under Self-Storage Operations, include 94 facilities that were either recently acquired facilities, recently developed facilities or facilities that were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities put in place in 2010 (a)	$2,279	$-	$2,279	$2,279	$-	$2,279
Expansion facilities	17,193	15,674	1,519	33,738	30,652	3,086
Total rental income	19,472	15,674	3,798	36,017	30,652	5,365

Cost of operations before depreciation and amortization expense:
Facilities put in place in 2010 (a)	$818	$-	$818	$818	$-	$818
Expansion facilities	5,651	5,392	259	11,650	11,100	550
Total cost of operations	6,469	5,392	1,077	12,468	11,100	1,368

Net operating income before depreciation and amortization expense:
Facilities put in place in 2010 (a)	$1,461	$-	$1,461	$1,461	$-	$1,461
Expansion facilities	11,542	10,282	1,260	22,088	19,552	2,536
Total net operating income (b)	13,003	10,282	2,721	23,549	19,552	3,997
Depreciation and amortization expense	(10,165)	(8,908)	(1,257)	(17,320)	(15,567)	(1,753)
Net income	$2,838	$1,374	$1,464	$6,229	$3,985	$2,244

At June 30:
Square foot occupancy:
Facilities put in place in 2010				89.5%	-	-
Expansion facilities				88.8%	83.4%	5.4%
				89.0%	83.4%	5.6%
Number of Facilities:
Facilities put in place in 2010				31	-	31
Expansion facilities				63	62	1
				94	62	32
Net rentable square feet (in thousands):
Facilities put in place in 2010				1,968	-	1,968
Expansion facilities				5,492	5,305	187
				7,460	5,305	2,155

(a)
The properties denoted under “Facilities put in place in 2010” were put into operation within the Public Storage system at various dates in 2010.  Accordingly, rental income, cost of operations, depreciation and net operating income, represent the operating results for the partial period that we owned the facilities during the year acquired.

(b)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

In the three and six months ended June 30, 2010, we acquired 31 facilities for an aggregate acquisition cost of $198 million.  Twenty-eight of the facilities (1,787,000 net rentable square feet) are located in the Los Angeles area and the surrounding communities of Southern California, two facilities (106,000 net rentable square feet) are located in the Chicago area and one facility (75,000 net rentable square feet) is located in Atlanta.  The completion of these acquisitions occurred at various times during the three months ended June 30, 2010.  We expect increases in revenues and expenses for these 31 acquired facilities as their operations are reflected for a full operating period and benefits are realized for these facilities from the Public Storage management, promotion, and operating infrastructure.

One facility which was previously included in the Other Facilities was subject to a land lease that expired in May 2010.  All operations for this facility have been reclassified to “discontinued operations” for all periods.  During the three months ended June 30, 2010, we completed the expansion to one of these facilities for $5,661,000 adding 47,000 net rentable square feet.

We recorded an impairment charge to a real estate facility totaling $1.3 million in the three months ended June 30, 2010, as we expect the landlord to not renew our land lease on this facility, which expires in February 2011.  Included for this facility under the "expansion facilites" are revenues and cost of operations totaling $627,000 and $380,000, respectively, for the six months ended June 30, 2010.

The Other Facilities are subject to the same occupancy and rate pressures that our Same Store Facilities are facing, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.  Nonetheless, we expect that the Other Facilities will continue to provide earnings growth during the remainder of 2010.

Equity in earnings of real estate entities

At June 30, 2010, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack of control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for each of the three and six months ended June 30, 2010 and 2009, consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 10 to our June 30, 2010 condensed consolidated financial statements.

Historical summary:	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$19,757	$20,983	$(1,226)	$37,932	$42,536	$(4,604)
Shurgard Europe	11,686	10,427	1,259	23,956	20,439	3,517
Other Investments	654	679	(25)	1,267	1,332	(65)
	32,097	32,089	8	63,155	64,307	(1,152)
Depreciation:
PSB	(7,631)	(9,639)	2,008	(15,087)	(19,870)	4,783
Shurgard Europe	(7,129)	(7,106)	(23)	(14,770)	(14,315)	(455)
Other Investments	(227)	(194)	(33)	(450)	(386)	(64)
	(14,987)	(16,939)	1,952	(30,307)	(34,571)	4,264
Other (2):
PSB	(7,212)	(6,143)	(1,069)	(11,657)	3,001	(14,658)
Shurgard Europe	(1,098)	(1,612)	514	(2,417)	(2,516)	99
Other Investments	(12)	3	(15)	(25)	(12)	(13)
	(8,322)	(7,752)	(570)	(14,099)	473	(14,572)

Total equity in earnings of real estate entities:
PSB	4,914	5,201	(287)	11,188	25,667	(14,479)
Shurgard Europe	3,459	1,709	1,750	6,769	3,608	3,161
Other Investments	415	488	(73)	792	934	(142)
	$8,788	$7,398	$1,390	$18,749	$30,209	$(11,460)

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

Investment in PSB:  At June 30, 2010 and December 31, 2009, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

        At June 30, 2010, PSB owned and operated 21.0 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities at June 30, 2010 pursuant to property management agreements.

Equity in earnings from PSB decreased to $4,914,000 in the three months ended June 30, 2010 as compared to $5,201,000 in the same period in 2009.  Equity in earnings from PSB decreased to $11,188,000 in the six months ended June 30, 2010 as compared to $25,667,000 in the same period in 2009.  The decrease for the six month period was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during the six months ended June 30, 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases, partially offset by our pro rata share, $2.1 million, of the gain that PSB recognized during the six months ended June 30, 2010 related to its disposition of a property.  Equity in earnings was also negatively impacted during the three and six months ended June 30, 2010 as compared to the same periods in 2009 by a reduction in property net operating income due primarily to 3.4% and 3.3% declines in the annualized realized rent per square foot for PSB’s “Same Park” facilities for the three and six months ended June 30, 2010 as compared to the same periods in 2009.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on its website, www.psbusinessparks.com.  See Note 4 to our June 30, 2010 condensed consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe:  At June 30, 2010, and for each of the three and six months ended June 30, 2010 and 2009, we have a 49% equity interest in Shurgard Europe, and we account for our investment in Shurgard Europe under the equity method.  Selected financial data for Shurgard Europe for each of the three and six months ended June 30, 2010 and 2009 is included in Note 4 to our June 30, 2010 condensed consolidated financial statements.

At June 30, 2010, Shurgard Europe’s operations comprise 187 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 115 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the note receivable from Shurgard Europe and 49% of trademark license fees received from Shurgard Europe, which are reclassified in consolidation from interest and other income to equity in earnings of Shurgard Europe.  The amount of interest and other income reclassified was approximately $5.8 million and $12.2 million in the three and six months ended June 30, 2010, respectively, as compared to $5.8 million and $10.9 million for the same periods in 2009.

Equity in earnings from our investment in Shurgard Europe for the three months ended June 30, 2010 was $3,459,000 as compared to $1,709,000 for the same period in 2009, representing an increase of $1,750,000.  This increase is due to our pro-rata share of Shurgard Europe’s same-store properties’ increase in net operating income, on a constant exchange rate basis (see table below) and improvements in operating income for the unstabilized facilities that Shurgard Europe has an interest in, offset by the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.273 for the three months ended June 30, 2010 as compared to 1.361 for the same period in 2009.

Equity in earnings from our investment in Shurgard Europe for the six months ended June 30, 2010 was $6,769,000 as compared to $3,608,000 for the same period in 2009, representing an increase of $3,161,000.  This increase is due primarily to our pro-rata share of Shurgard Europe’s same-store properties’ increase in net operating income, on a constant exchange rate basis (see table below) and improvements in operating income for the unstabilized facilities that Shurgard Europe has an interest in.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

Shurgard Europe has an ownership interest in 187 facilities located in Europe.  Since January 1, 2008, 93 of these facilities (the “Europe Same Store Facilities”) are wholly owned by Shurgard Europe and have been operating on a stabilized basis.  During the quarter ended June 30, 2010, we removed a facility from the Europe Same Store Facilities because it was no longer stabilized, and as a result the number of such facilities declined from 94 to 93.  The following table reflects the operating results of these 93 facilities.  Comparisons should not be made between this group of 93 facilities and amounts presented for the former group of 94 facilities.  We account for our investment in Shurgard Europe on the equity method of accounting; accordingly, our pro-rata share of the operating results for these facilities is included in “equity in earnings of real estate entities” on our condensed consolidated statements of income.

Selected Operating Data for the 93 facilities wholly owned by Shurgard Europe and operated on a stabilized basis since January 1, 2008 (“Europe Same Store Facilities”):	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
Rental income	$26,923	$26,379	2.1%	$55,716	$54,799	1.7%
Late charges and administrative fees collected	473	425	11.3%	937	887	5.6%
Total revenues	27,396	26,804	2.2%	56,653	55,686	1.7%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	1,330	1,387	(4.1)%	2,794	2,858	(2.2)%
Direct property payroll	3,299	3,221	2.4%	6,593	6,740	(2.2)%
Advertising and promotion	736	1,429	(48.5)%	1,732	2,993	(42.1)%
Utilities	520	503	3.4%	1,301	1,316	(1.1)%
Repairs and maintenance	670	683	(1.9)%	1,397	1,536	(9.0)%
Property insurance	154	171	(9.9)%	317	347	(8.6)%
Other costs of management	4,156	4,059	2.4%	8,656	8,145	6.3%
Total cost of operations	10,865	11,453	(5.1)%	22,790	23,935	(4.8)%

Net operating income (b)	$16,531	$15,351	7.7%	$33,863	$31,751	6.7%

Gross margin	60.3%	57.3%	5.2%	59.8%	57.0%	4.9%
Weighted average for the period:
Square foot occupancy (c)	85.0%	86.1%	(1.3)%	85.3%	85.4%	(0.1)%
Realized annual rent per occupied square foot (d)(e)	$24.82	$24.01	3.4%	$25.59	$25.14	1.8%
REVPAF (e)(f)	$21.10	$20.67	2.1%	$21.83	$21.47	1.7%
Weighted average at June 30:
Square foot occupancy				85.5%	87.0%	(1.7)%
In place annual rent per occupied square foot (g)				$26.52	$25.53	3.9%
Total net rentable square feet (in thousands)				5,104	5,104	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.273	1.273	-	1.329	1.329	-
Actual historical exchange rates	1.273	1.361	(6.5)%	1.329	1.334	(0.4)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and six months ended June 30, 2009 have been restated using the actual exchange rate for the three and six months ended June 30, 2010, respectively.

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

Shurgard Europe’s operations were impacted in 2009 by the same trends in self-storage demand that our domestic facilities faced.  Trends in Europe have improved more quickly than in our United States operations, with year-over-year revenue growth improving from a 3.2% reduction in the three months ended September 30, 2009, to a 1.9% reduction in the three months ended December 31, 2009, to a 1.3% increase in the three months ended March 31, 2010, to a 2.2% increase in the three months ended June 30, 2010.

Net operating income increased 7.7% and 6.7%, respectively, in the three and six months ended June 30, 2010 as compared to the same periods in 2009, due to increased revenue as well as decreased advertising and promotion costs.  The revenue increases were primarily caused by higher rental income as a result of an increase in average realized annual rental rates per occupied square foot partially offset by a decrease in average occupancy levels.

Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities.

In Note 4 to our June 30, 2010 condensed consolidated financial statements, we disclose Shurgard Europe’s condensed consolidated operating results for the three and six months ended June 30, 2010 and 2009.  Shurgard Europe’s condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Other Investments:  The “Other Investments” at June 30, 2010 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our June 30, 2010 condensed consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 10 to our June 30, 2010 condensed consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our condensed consolidated statements of income.

	Three Months Ended June 30			Six Months Ended June 30
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$16,719	$15,979	$740	$32,281	$31,082	$1,199
Commercial	3,516	3,692	(176)	7,213	7,371	(158)
Merchandise and other	6,842	8,435	(1,593)	12,741	15,488	(2,747)
Total revenues	27,077	28,106	(1,029)	52,235	53,941	(1,706)

Ancillary Cost of Operations:
Tenant reinsurance	3,086	3,211	(125)	5,812	6,438	(626)
Commercial	1,412	1,458	(46)	2,849	2,869	(20)
Merchandise and other	5,041	5,705	(664)	9,308	10,720	(1,412)
Total cost of operations	9,539	10,374	(835)	17,969	20,027	(2,058)

Depreciation – commercial operations:	655	384	271	1,310	1,364	(54)

Ancillary net income:
Tenant reinsurance	13,633	12,768	865	26,469	24,644	1,825
Commercial	1,449	1,850	(401)	3,054	3,138	(84)
Merchandise and other	1,801	2,730	(929)	3,433	4,768	(1,335)
Total ancillary net income	$16,883	$17,348	$(465)	$32,956	$32,550	$406

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

The increase in tenant reinsurance revenues over the past year was attributable to an increase in the percentage of our existing tenants retaining such policies.  Approximately 59% and 58% of our tenants had such policies at June 30, 2010 and 2009, respectively.  We believe that the level of tenant reinsurance revenues in the remainder of 2010 may not increase to the same degree as was experienced in 2009 as customer penetration reaches the percentage of tenants that could be expected to retain such policies.

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

Other Income and Expense Items

Interest and other income: Interest and other income was $7,032,000 and $15,248,000 for the three and six months ended June 30, 2010, respectively, as compared to $7,516,000 and $15,149,000 for the same periods in 2009.  We realized an increase in interest and other income from Shurgard Europe, totaling $6,031,000 and $12,673,000 for the three and six months ended June 30, 2010, respectively, as compared to $5,993,000 and $11,354,000 for the same periods in 2009.  We record 51% of the aggregate interest income on the aforementioned note receivable from Shurgard Europe, and related trademark license fees received from Shurgard Europe for the use of the “Shurgard” tradename, as interest and other income, while 49% is presented as additional equity in earnings on our condensed consolidated statements of income.  The increase in interest and other income from Shurgard Europe is due to an increase in the interest rate from 7.5% to 9.0% effective November 1, 2009, in connection with a note receivable from Shurgard Europe.  This increase in interest rates was partially offset, with respect to the three-month periods, by a reduction in the exchange rate of the Euro versus the U.S. Dollar to 1.273 for the three months ended June 30, 2010 as compared to 1.361 for the same period in 2009.  This note, denominated in Euros, totaling €390.8 million ($477.0 million) as of June 30, 2010, matures in March 31, 2013.  In June 2010, Shurgard Europe repaid €1.1 million ($1.5 million) on the note.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

The increase in interest and other income from Shurgard Europe was offset by lower interest income on our cash and marketable securities balances due primarily to significantly lower interest rates in the three and six months ended June 30, 2010 as compared to the same periods in 2009.   At June 30, 2010, we have $474.3 million in cash invested primarily in money-market funds at current rates of approximately 0.1%, along with $94.9 million in marketable securities invested in high-grade corporate debt securities earning rates of approximately 0.5%.  Future interest income will depend upon the level of interest rates and the timing of when the cash is ultimately invested.

Depreciation and amortization: Depreciation and amortization expense was $85,039,000 and $169,711,000 for the three and six months ended June 30, 2010, respectively, as compared to $83,639,000 and $168,174,000 for the same periods in 2009.

The increase in depreciation and amortization expense for the three and six months ended June 30, 2010, as compared to the same periods in 2009 is primarily due to amortization totaling $2,012,000 on the tenant intangible assets we acquired in connection with the acquisition of 31 self-storage facilities during the three months ended June 30, 2010.  Amortization expense with respect to tenant intangible assets was $2,408,000 and $3,314,000 for the three and six months ended June 30, 2010, respectively, as compared to $1,032,000 and $3,289,000 for the same periods in 2009.  We expect approximately $5.5 million and $3.5 million in intangible amortization during the three months ending September 30, 2010 and December 31, 2010, respectively, with respect to our intangible assets at June 30, 2010, primarily attributable to the 31 self-storage facilities we acquired in the three months ended June 30, 2010.  Future intangible amortization will also depend upon the level of acquisitions of facilities that have tenants in place.

General and administrative expense: General and administrative expense was $10,081,000 and $20,158,000 for the three and six months ended June 30, 2010, respectively, as compared to $8,199,000 and $17,878,000 for the same periods in 2009.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation.  During the three and six months ended June 30, 2010, we incurred $1.6 million in general and administrative expenses related to our aforementioned acquisition of self-storage facilities.

We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

Interest expense: Interest expense was $7,278,000 and $14,617,000 for the three and six months ended June 30, 2010, respectively, as compared to $7,288,000 and $15,416,000 for the same periods in 2009.  This decline was due primarily to our early retirement in February 2009 of $110.2 million face amount of senior unsecured debt.  See Note 5 to our June 30, 2010 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Interest expense for the three and six months ended June 30, 2010 included $130,000 in interest expense on debt assumed in connection with property acquisitions during the three months ended June 30, 2010.  We expect annualized ongoing interest expense with respect to this assumed debt of approximately $2.5 million based upon the balances outstanding at June 30, 2010.

Capitalized interest expense totaled $120,000 and $192,000 for the three and six months ended June 30, 2010, respectively, as compared to $157,000 and $347,000 for the same periods in 2009, in connection with our development activities.

Foreign Exchange Loss:  Our loan receivable from Shurgard Europe is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded foreign currency translation losses of $49,204,000 and $84,047,000 in the three and six months ended June 30, 2010, respectively, as compared to foreign currency translation gains of $33,205,000 and foreign currency translation losses of $1,528,000 for the same periods in 2009, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.221, 1.345 and 1.433 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.405, 1.320 and 1.409 at June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

Discontinued Operations:  In addition to the pre-disposal operations of our containerized storage and truck operations that were discontinued in 2009, as well as the operations of certain self-storage facilities that were discontinued, discontinued operations includes the following items: (i) gain on disposition of discontinued self-storage facilities totaling approximately $4,650,000 and $5,087,000 for the three and six months ended June 30, 2010, respectively, compared to a gain of $4,181,000 for the six months ended June 30, 2009, (ii) $3,500,000 in costs associated with the disposal of trucks recorded in the six months ended June 30, 2009, and (iii) impairment charges associated with terminated ground leases totaling $198,000 and $595,000 for the three and six months ended June 30, 2010, respectively, compared to $8,205,000 recorded for each of the three and six months ended June 30, 2009.

Liquidity and Capital Resources

We have $474.3 million of cash and $94.9 million in marketable securities at June 30, 2010.  We believe that our cash, the cash that we expect to receive upon maturity of the marketable securities, and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distributions requirements to our shareholders for the foreseeable future.

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

	For the Six Months Ended June 30,
	2010	2009
	(Amount in thousands)
Net cash provided by operating activities (a)	$525,612	$542,248
Capital improvements to maintain our facilities	(37,002)	(32,575)
Remaining operating cash flow available for distributions to equity holders	488,610	509,673

Distributions paid to noncontrolling interests:
Preferred partnership units	(3,625)	(5,830)
Other noncontrolling interests	(8,636)	(8,247)

Cash from operations allocable to Public Storage shareholders	476,349	495,596
Distributions paid to Public Storage shareholders:
Preferred shareholders	(116,987)	(116,216)
Equity Shares, Series A shareholders	(5,131)	(10,262)
Holders of restricted share units	(782)	(674)
Common shareholders ($1.45 per share for 2010 and $1.10 per share for 2009)	(244,665)	(185,176)

Cash from operations available for principal payments on debt and reinvestment (b)	$108,784	$183,268

(a)	Represents net cash provided by operating activities for each respective six month period as presented in our June 30, 2010 condensed consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares.  We expect to fund our long-term growth strategies and debt obligations with (i) cash and marketable securities at June 30, 2010, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Our credit ratings on each of our series of preferred shares are “Baa1” by Moody’s, “BBB” by Standard & Poor’s and “A-” by Fitch Ratings.

Summary of Current Cash Balances and Short-term Capital Commitments:  At June 30, 2010, we had approximately $474 million of cash, $95 million of short-term investments in high-grade corporate notes and have access to an additional $300 million line of credit that does not expire until March 27, 2012.  Our significant capital commitments in the near term include our debt service requirements ($150 million in 2011) and $27 million for property acquisitions.  We have no further significant capital commitments until 2013, when $266 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at August 6, 2010.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress incurred in late 2008 and early 2009.  In April and May, 2010, we issued in aggregate $145 million (face amount) of cumulative preferred shares at a rate of 6.875%.  This rate compares favorably to our last issuance of preferred stock in July 2007, a $172.5 million face amount issued at a 7.0% rate.  However, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At June 30, 2010, outstanding debt totaled approximately $593.3 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2010 (remainder)	$723	$8,238	$8,961
2011	103,533	46,339	149,872
2012	-	70,711	70,711
2013	186,460	79,103	265,563
2014	-	49,096	49,096
Thereafter	-	49,072	49,072
	$290,716	$302,559	$593,275

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At June 30, 2010, we have 1,915 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Improvement Requirements: During 2010, we expect to incur approximately $86 million for capital improvements with respect to the facilities we own at June 30, 2010.  This includes $9 million in capital expenditures to rebrand and improve the 31 self-storage facilities we recently acquired.  Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio.  During the six months ended June 30, 2010, we incurred capital improvements of approximately $37.0 million.

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

Aggregate distributions paid during the three and six months ended June 30, 2010 totaled $194.4 million and $367.6 million, respectively.  Distributions paid in the six months ended June 30, 2010 consist of the following (amounts in thousands):

Cumulative preferred shareholders	$116,987
Equity Shares, Series A shareholders	5,131
Common shareholders and restricted share unitholders	245,447
Total REIT qualifying distributions	$367,565

We estimate the annual distribution requirements with respect to our cumulative preferred shares outstanding at June 30, 2010 to be approximately $231 million.  We redeemed the Equity Shares, Series A on April 15, 2010 and no further distributions will be paid after March 31, 2010.

On August 5, 2010, our Board of Trustees declared a regular common dividend of $0.80 per common share.  Our consistent, long-term dividend policy has been to only distribute our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are also obligated to pay distributions to non-controlling interests in our consolidated subsidiaries.  During the six months ended June 30, 2010, we paid distributions totaling $3.6 million with respect to preferred partnership units.  We expect our annual distribution requirement based upon preferred partnership units outstanding at June 30, 2010 to be approximately $7.3 million.  In addition, we are required to pay distributions to other noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $8,636,000 and $8,247,000 in the six months ended June 30, 2010 and 2009, respectively, which represents our expectations with respect to future distribution levels.

Obligations with Respect to Acquisition and Development: At June 30, 2010, we are under contract to acquire seven self-storage facilities for an aggregate of $27 million.  These acquisitions are subject to customary closing conditions and due diligence, and there can be no assurance that these acquisitions will be completed.  During the remainder of 2010, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  We have a minimal development pipeline at June 30, 2010 and have no current plan to expand our development activities.  We plan on financing these activities with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of June 30, 2010, Shurgard Europe owed us €390.8 million ($477.0 million at June 30, 2010) pursuant to a loan agreement.  Effective October 31, 2009, the terms of the loan were modified to increase the interest rate from 7.5% to 9.0% per annum and the maturity date was extended from March 31, 2010 to March 31, 2013.  All other material terms and covenants remain the same.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  In June 2010, Shurgard Europe repaid €1.1 million ($1.5 million) of the loan.  Future payments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.

Shurgard Europe has a 20% interest in two joint ventures (First Shurgard and Second Shurgard).  The two joint ventures collectively had approximately €217 million ($265 million) of outstanding debt payable to third parties at June 30, 2010, which is non-recourse to Shurgard Europe.  One of the joint venture loans, totaling €102 million ($125 million), is due May 2011 and the other joint venture loan, totaling €115 million ($140 million), was recently refinanced and is now due in July 2013.  Both joint venture loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe or any third party.

Redemption of Preferred Securities: As of June 30, 2010, several series of our preferred securities were redeemable at our option upon at least 30 days notice.  These series have annual dividend rates ranging from 6.125% to 7.125% and have an aggregate redemption value of approximately $1.0 billion.  The timing of redemption of any of these series of preferred securities will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

On August 3, 2010, we repurchased 400,000 depositary shares of our 6.850% Cumulative Preferred Shares Series Y, at a total cost of $9,200,000 in a privately negotiated transaction.  We will allocate $800,000 from our preferred shareholders to our common shareholders, representing the excess of the original issuance proceeds over the amount paid to redeem these securities, in the three months ending September 30, 2010.

Repurchases of Company’s Common Stock: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended June 30, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 6, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2010 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2010 (Remainder)	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$672,666	$24,540	$174,927	$91,648	$275,516	$53,019	$53,016

Operating leases (2)	94,301	3,179	5,826	5,502	5,296	5,256	69,242

Construction commitments (3)	24,892	11,372	13,520	-	-	-	-

Total	$791,859	$39,091	$194,273	$97,150	$280,812	$58,275	$122,258

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 5 to our June 30, 2010 condensed consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable, however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at June 30, 2010.

We have not included any additional funding requirements that we may be required to make to Shurgard Europe as a contractual obligation in the table above, since it is uncertain whether or not we will be required to fund any additional amounts and because such funding is subject to our assent.

Off-Balance Sheet Arrangements: At June 30, 2010 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At June 30, 2010, our debt as a percentage of total equity (based on book values) was 6.8%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At June 30, 2010, our Series W, Series X, Series Y, Series Z, Series A, Series B, Series C, Series D and Series E preferred shares are currently redeemable by us at our option.  under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 7 to our June 30, 2010 condensed consolidated financial statements.

Our market risk sensitive instruments include notes payable, which totaled $593,275,000 at June 30, 2010.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $247.6 million at June 30, 2010.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €390.8 million ($477.0 million) at June 30, 2010.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2010 (dollar amounts in thousands).

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	$8,961	$149,872	$70,711	$265,563	$49,096	$49,072	$593,275	$615,919
Average interest rate	5.38%	5.37%	5.38%	5.18%	4.95%	4.95%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of June 30, 2010, we have no borrowings under our line of credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Quarterly Report on Form 10-Q filed for the quarter ended March 31, 2010, in Part II, Item 1A, Risk Factors. These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from those stated in forward-looking statements in this Form 10-Q and elsewhere. In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 6, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2010.  During the six months ended June 30, 2010, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred and Equity Share Redemptions

During April, 2010, we redeemed all 8,377,193 of our outstanding Equity Shares, Series A for an aggregate of $205.4 million in cash (including redemption fees).

During May, 2010, we redeemed all 6,200,000 of our remaining 7.500% Cumulative Preferred Shares Series V with a liquidation amount of $155.0 million for an aggregate of $156.5 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemptions of all of our outstanding Equity Shares, Series A and Cumulative Preferred Shares, Series V during the three months ended June 30, 2010:

Period Covered	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2010 – April 30, 2010
Equity Shares - Series A	8,377,193	$24.50
May 1, 2010 – May 31, 2010	-	-
June 1, 2010 – June 30, 2010
Preferred Shares - Series V	6,200,000	$25.00
Total	14,577,193	$24.71

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

DATED:                      August 6, 2010

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares , Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.14	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.16	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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

10.27*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.28*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.29*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.
10.30*	Employment Agreement and General Release between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2010 and incorporated herein by reference.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF**	XBRL Taxonomy Extension Definition Linkbase
101 .LAB**	XBRL Taxonomy Extension Label Linkbase
101 .PRE**	XBRL Taxonomy Extension Presentation Link
(1)	SEC File No. 001-33519 unless otherwise indicated.
*	Denotes management compensatory plan agreement or arrangement.
**	Furnished herewith.