Form 10-Q
period 2010-09-29
Public Storage
filed 2010-11-08
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November 4, 2010:

Common Shares of beneficial interest, $.10 par value per share – 170,325,428 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009	2

	Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2010	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34 – 60

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63 – 64

Item 6.	Exhibits	64

PUBLIC STORAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)

Cash and cash equivalents	$513,479	$763,789
Marketable securities	102,131	-
Real estate facilities, at cost:
Land	2,785,630	2,717,368
Buildings	7,773,237	7,575,587
	10,558,867	10,292,955
Accumulated depreciation	(2,975,105)	(2,734,449)
	7,583,762	7,558,506
Construction in process	8,298	3,527
	7,592,060	7,562,033

Investment in real estate entities	607,057	612,316
Goodwill, net	174,634	174,634
Intangible assets, net	45,804	38,270
Loan receivable from Shurgard Europe	515,379	561,703
Other assets	100,866	92,900
Total assets	$9,651,410	$9,805,645

LIABILITIES AND EQUITY

Notes payable	$589,518	$518,889
Accrued and other liabilities	243,629	212,253
Total liabilities	833,147	731,142

Redeemable noncontrolling interests in subsidiaries (Note 6)	13,127	13,122

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 485,740 shares issued (in series) and outstanding, (886,140 at December 31, 2009) at liquidation preference	3,379,777	3,399,777
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,174,859 shares issued and outstanding (168,405,539 at December 31, 2009)	16,919	16,842
Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, none outstanding (8,377.193 shares issued and outstanding at December 31, 2009) (Note 7)	-	-
Paid-in capital	5,513,603	5,680,549
Accumulated deficit	(226,343)	(153,759)
Accumulated other comprehensive loss	(11,880)	(15,002)
Total Public Storage shareholders’ equity	8,672,076	8,928,407
Equity of permanent noncontrolling interests in subsidiaries (Note 6)	133,060	132,974
Total equity	8,805,136	9,061,381
Total liabilities and equity	$9,651,410	$9,805,645

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues:
Self-storage facilities	$389,402	$377,430	$1,127,638	$1,118,750
Ancillary operations	26,588	27,800	78,823	81,741
Interest and other income	6,775	6,857	22,023	22,006
	422,765	412,087	1,228,484	1,222,497
Expenses:
Cost of operations:
Self-storage facilities	127,672	120,975	388,086	378,259
Ancillary operations	7,091	7,493	25,060	27,520
Depreciation and amortization	92,648	85,670	262,359	253,844
General and administrative	8,910	8,654	29,068	26,532
Interest expense	7,838	7,289	22,455	22,705
	244,159	230,081	727,028	708,860
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain (loss), gains on disposition of real estate investments, gain on early retirement of debt and asset impairment charges	178,606	182,006	501,456	513,637
Equity in earnings of real estate entities	9,043	8,824	27,792	39,033
Foreign currency exchange gain (loss)	55,455	21,429	(28,592)	19,901
Gains on disposition of real estate investments	-	30,573	396	33,295
Gain on early retirement of debt	-	-	283	4,114
Asset impairment charges	-	-	(1,949)	-
Income from continuing operations	243,104	242,832	499,386	609,980
Discontinued operations	2,707	1,119	7,518	(7,213)
Net income	245,811	243,951	506,904	602,767
Net income allocated (to) from noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(6,457)	(6,642)	(18,551)	(21,284)
Based upon repurchases of interests	-	-	-	72,000
Net income allocable to Public Storage shareholders	$239,354	$237,309	$488,353	$653,483
Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$57,522	$58,108	$174,509	$174,324
Preferred shareholders based on repurchases	(800)	-	4,263	(6,218)
Equity Shares, Series A	-	5,131	5,131	15,393
Equity Shares, Series A based on redemptions	-	-	25,746	-
Restricted share units	426	577	923	1,509
Common shareholders	182,206	173,493	277,781	468,475
	$239,354	$237,309	$488,353	$653,483
Net income per common share – basic
Continuing operations	$1.06	$1.02	$1.61	$2.82
Discontinued operations	0.02	0.01	0.04	(0.04)
	$1.08	$1.03	$1.65	$2.78
Net income per common share – diluted
Continuing operations	$1.05	$1.02	$1.60	$2.82
Discontinued operations	0.02	0.01	0.04	(0.04)
	$1.07	$1.03	$1.64	$2.78
Basic weighted average common shares outstanding	169,014	168,373	168,766	168,344
Diluted weighted average common shares outstanding	169,977	169,043	169,640	168,681

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests In Subsidiaries	Total Equity
Balance at December 31, 2009	$3,399,777	$16,842	$5,680,549	$(153,759)	$(15,002)	$8,928,407	$132,974	$9,061,381
Redemption of cumulative preferred shares (6,600 shares) (Note 7)	(165,000)	-	800	-	-	(164,200)	-	(164,200)
Issuance of cumulative preferred shares (5,800 shares) (Note 7)	145,000	-	(4,784)	-	-	140,216	-	140,216
Redemption of Equity Shares, Series A (8,377.193 shares) (Note 7)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (769,320 shares) (Note 9)	-	77	36,525	-	-	36,602	-	36,602
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 9)	-	-	5,879	-	-	5,879	-	5,879
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 6)	-	-	-	(194)	-	(194)	-	(194)
Net income	-	-	-	506,904	-	506,904	-	506,904
Net income allocated to (Note 6):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(695)	-	(695)	-	(695)
Permanent noncontrolling equity interests	-	-	-	(17,856)	-	(17,856)	17,856	-
Distributions to equity holders:
Cumulative preferred shares (Note 7)	-	-	-	(174,509)	-	(174,509)	-	(174,509)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(17,770)	(17,770)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Holders of unvested restricted share units	-	-	-	(1,194)	-	(1,194)	-	(1,194)
Common shares ($2.25 per share)	-	-	-	(379,909)	-	(379,909)	-	(379,909)
Other comprehensive income (Note 2)	-	-	-	-	3,122	3,122	-	3,122

Balance at September 30, 2010	$3,379,777	$16,919	$5,513,603	$(226,343)	$(11,880)	$8,672,076	$133,060	$8,805,136

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$506,904	$602,767
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate investments, including amounts in discontinued operations	(8,190)	(39,313)
Gain on early retirement of debt	(283)	(4,114)
Asset impairment charges, including amounts in discontinued operations	2,544	8,205
Depreciation and amortization, including amounts in discontinued operations	262,739	256,108
Distributions received from real estate entities in excess of (less than) equity in earnings of real estate entities	9,585	(2,893)
Foreign currency exchange loss (gain)	28,592	(19,901)
Other	19,823	36,670
Total adjustments	314,810	234,762
Net cash provided by operating activities	821,714	837,529
Cash flows from investing activities:
Capital improvements to real estate facilities	(68,628)	(52,449)
Construction in process	(11,859)	(11,029)
Acquisition of real estate facilities and tenant intangibles (Note 3)	(93,660)	-
Proceeds from sales of other real estate investments	15,442	10,464
Acquisition of common stock of PS Business Parks	-	(17,825)
Proceeds from repayments of loan receivable from Shurgard Europe	18,919	-
Net purchases of marketable securities	(104,828)	-
Other investing activities	4,572	(4,321)
Net cash used in investing activities	(240,042)	(75,160)
Cash flows from financing activities:
Principal payments on notes payable	(57,575)	(5,601)
Repurchases of senior unsecured notes payable	-	(109,622)
Net proceeds from the issuance of common shares	36,602	1,899
Issuance of cumulative preferred shares	140,216	-
Repurchases of cumulative preferred shares	(164,200)	(17,535)
Repurchases of Equity Shares, Series A	(205,366)	-
Repurchases of permanent noncontrolling equity interests	-	(153,000)
Distributions paid to Public Storage shareholders	(560,743)	(468,507)
Distributions paid to redeemable noncontrolling interests	(884)	(976)
Distributions paid to permanent noncontrolling equity interests	(17,770)	(19,304)
Net cash used in financing activities	(829,720)	(772,646)
Net decrease in cash and cash equivalents	(248,048)	(10,277)
Net effect of foreign exchange translation on cash	(2,262)	504
Cash and cash equivalents at the beginning of the period	763,789	680,701
Cash and cash equivalents at the end of the period	$513,479	$670,928

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2010	2009
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$129	$(1,440)
Investment in real estate entities	(4,326)	(18,191)
Loan receivable from Shurgard Europe	27,405	(19,422)
Accumulated other comprehensive loss	(25,470)	39,557

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(194)	(256)
Redeemable noncontrolling interests	194	256

Real estate acquired in exchange for assumption of notes payable	(131,698)	-
Notes payable assumed in connection with the acquisition of real estate	131,698	-

Real estate disposed of in exchange for other asset	-	2,941
Other asset received in exchange for disposal of real estate	-	(2,941)

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

At September 30, 2010, we had direct and indirect equity interests in 2,044 self-storage facilities (with approximately 129.2 million net rentable square feet) located in 38 states operating under the “Public Storage” name and own one facility in London, England.  We also have a 49% interest in Shurgard Europe, which has an ownership interest in 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in Europe (116 facilities with approximately 6.5 million net rentable square feet are owned directly, and the remaining 72 facilities with approximately 3.6 million net rentable square feet are owned by two joint ventures that Shurgard Europe has a 20% equity interest in), and manages our London, England facility, all operating under the “Shurgard Storage Centers” name.  We also have direct and indirect equity interests in approximately 23 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 due to seasonality and other factors.  The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain amounts previously reported in our December 31, 2009 and September 30, 2009 financial statements have been reclassified to conform to the September 30, 2010 presentation, as a result of discontinued operations.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Collectively, at September 30, 2010, the Company and the Subsidiaries own a total of 2,033 real estate facilities included in continuing operations, consisting of 2,025 self-storage facilities in the U.S., one self-storage facility in London, England and seven commercial facilities in the U.S.

At September 30, 2010, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At September 30, 2010, PSB owns approximately 21.1 million rentable square feet of commercial space, Shurgard Europe has interests in 188 self-storage facilities in Europe with 10.1 million net rentable square feet, and the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2009, for the three quarters ended September 30, 2010, and we expect to meet these tests for the rest of 2010 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of September 30, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, interest receivable, and restricted cash.  During the nine months ended September 30, 2010, we recorded impairment charges with respect to other assets totaling $611,000.  These amounts are included in “asset impairment charges” on our condensed consolidated statement of income for the nine months ended September 30, 2010.

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

Financial Instruments

We have estimated the fair value of our financial instruments using available market information and generally accepted valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Marketable securities consist of short-term investments in high-grade corporate securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost and the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; marketable securities were decreased $354,000 during the nine months ended September 30, 2010 in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $102,131,000, ($16,000) and $102,115,000, respectively, at September 30, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is defined in FASB Codification Section 820-10-35-47.  All of our marketable securities have a maturity of one year or less as of September 30, 2010.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During the nine months ended September 30, 2010, we had no other-than-temporary impairment losses.

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

At September 30, 2010, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $612,297,000 at September 30, 2010, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of September 30, 2010 and December 31, 2009.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

At September 30, 2010, our Tenant Intangibles have a net book value of $26,980,000 ($19,446,000 at December 31, 2009).  Accumulated amortization totaled $18,971,000 at September 30, 2010 ($14,688,000 at December 31, 2009), and amortization expense of $5,764,000 and $1,145,000 was recorded for the three months ended September 30, 2010 and 2009, respectively, and $9,078,000 and $4,434,000 was recorded for the nine months ended September 30, 2010 and 2009, respectively.  During the nine months ended September 30, 2010, our Tenant Intangibles were increased by $16,810,000 in connection with the acquisition of 38 self-storage facilities (Note 3) and were reduced by $198,000 in connection with the termination of a ground lease.

We also have an intangible asset representing the value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at September 30, 2010 and December 31, 2009.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations, and we did not identify any indicators of impairment at September 30, 2010.

Evaluation of Asset Impairment

We evaluate our real estate, tenant intangible assets, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During the nine months ended September 30, 2010, we recorded impairment charges totaling $2,544,000, comprised of $1,735,000 in real estate facilities (Note 3), of which $397,000 is reflected under “discontinued operations” on our condensed consolidated statements of income, $611,000 in other assets, and $198,000 in intangible assets related to a ground lease and which is reflected under “discontinued operations” on our condensed consolidated statements of income.  During the nine months ended September 30, 2009, we recorded an impairment charge of $8,205,000, reflected under “discontinued operations” on our condensed consolidated statements of income, in connection with an eminent domain proceeding at one of our facilities.  No additional impairments were identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, except as noted above.

We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2009, nor were there any indicators of impairment at September 30, 2010.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations we have an interest in, was translated at an end-of-period exchange rate of approximately 1.361 U.S. Dollars per Euro at September 30, 2010 (1.433 at December 31, 2009), and average exchange rates of 1.289 and 1.428 for the three months ended September 30, 2010 and 2009, respectively, and 1.316 and 1.365 for the nine months ended September 30, 2010 and 2009, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

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

Loan Receivable from Shurgard Europe

As of September 30, 2010, we had a €378.7 million loan receivable from Shurgard Europe totaling $515,379,000 (€391.9 million totaling $561,703,000 at December 31, 2009).  The loan, as amended, bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Prior to being amended on October 31, 2009, the loan bore interest at a fixed rate of 7.5% per annum and matured on March 31, 2010.  All other material terms and conditions remained the same after the amendment.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

For the three and nine months ended September 30, 2010, we recorded interest income of approximately $5,946,000 and $18,209,000, respectively, related to the loan.  For the three and nine months ended September 30, 2009, we recorded interest income of approximately $6,038,000 and $17,012,000, respectively, related to the loan.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.  We received $18,919,000 (€13,200,000) in principal repayments on the loan during the nine months ended September 30, 2010.

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

Other Comprehensive Income

Other comprehensive income consists primarily of foreign currency translation adjustments.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our condensed consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)		(Amounts in thousands)
Net income	$245,811	$243,951	$506,904	$602,767
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period	78,826	27,244	(25,470)	39,557
Less: foreign currency translation adjustments reflected in net income as “Foreign currency (gain) loss” (a)	(55,455)	(21,429)	28,592	(19,901)
Other comprehensive income for the period	23,371	5,815	3,122	19,656
Total comprehensive income	$269,182	$249,766	$510,026	$622,423

(a)
Included in the foreign currency (gain) loss for the three and nine months ended September 30, 2010 is a realized gain of $0.5 million in connection with the repayment on September 30, 2010 by Shurgard Europe of EUR12.1 million of the their loan payable to us.  This gain represents the difference between the spot rates on the date the amount was initially funded by us (1.32 U.S. Dollars per Euro) and the repayment date (1.36 U.S. Dollars per Euro).

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Included in discontinued operations are the historical operations of (i) two facilities we currently own that are subject to eminent domain proceedings, (ii) a land-leased facility that was disposed of in the nine months ended September 30, 2010 when the land lease expired, (iii) our truck rental and containerized storage operations which ceased in 2009, and (iv) certain other self-storage facilities that were disposed of in 2009 in connection with eminent domain proceedings.  In addition to revenues and expenses of these operating units prior to disposal, discontinued operations is comprised primarily of $2,707,000 in gains on disposition of real estate facilities for the three months ended September 30, 2010 and $7,794,000 and $6,018,000 in gains on disposition of real estate facilities for the nine months ended September 30, 2010 and 2009, respectively, a $595,000 impairment charge on real estate and intangible assets incurred in the nine months ended September 30, 2010, a $8,205,000 impairment charge on intangible assets incurred at a discontinued facility and $3,500,000 in truck disposal expenses in the nine months ended September 30, 2009.

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

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.  Net income allocated to the Equity Shares, Series A for the nine months ended September 30, 2010 also includes $25.7 million, representing the excess of cash paid to redeem the securities over the original issuance proceeds.  We redeemed these securities on April 15, 2010.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$182,206	$173,493	$277,781	$468,475

Eliminate: Discontinued operations allocable to common shareholders	(2,707)	(1,119)	(7,518)	7,213
Net income from continuing operations allocable to common shareholders	$179,499	$172,374	$270,263	$475,688

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	169,014	168,373	168,766	168,344
Net effect of dilutive stock options - based on treasury stock method using average market price	963	670	874	337
Diluted weighted average common shares outstanding	169,977	169,043	169,640	168,681

Recent Accounting Pronouncements and Guidance

In June 2009, the FASB issued accounting pronouncements which became effective January 1, 2010 and require restatement of previously reported financial statements on the new accounting basis.  One pronouncement affects accounting for Variable Interest Entities, by (i) eliminating the concept of a qualifying special purpose entity, (ii) replacing the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity, and (iii) providing for additional disclosures about an entity’s involvement with a variable interest entity.  Another pronouncement affects the accounting for transfers of financial assets, by (i) eliminating the concept of a qualifying special purpose entity, (ii) amending the derecognition criteria for a transfer to be accounted for as a sale, and (iii) requiring additional disclosure over transfers accounted for as a sale.  These pronouncements did not have any effect on our financial statements.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Nine Months Ended September 30, 2010
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,292,955
Capital improvements	68,628
Acquisition of real estate facilities	208,765
Newly developed facilities opened for operations	7,088
Disposition of real estate facilities	(16,665)
Impairment of real estate facilities	(1,735)
Impact of foreign exchange rate changes	(169)
Ending balance	10,558,867
Accumulated depreciation:
Beginning balance	(2,734,449)
Depreciation expense	(250,109)
Disposition of real estate facilities	9,413
Impact of foreign exchange rate changes	40
Ending balance	(2,975,105)
Construction in process:
Beginning balance	3,527
Current development	11,859
Newly developed facilities opened for operations	(7,088)
Ending balance	8,298
Total real estate facilities at September 30, 2010	$7,592,060

During the nine months ended September 30, 2010, we acquired 38 operating self-storage facilities (2,358,000 net rentable square feet) from third parties for $225,358,000, consisting of the assumption of mortgage debt with an aggregate fair value of $131,698,000 and $93,660,000 of cash.  The aggregate cost was allocated $208,765,000 to real estate facilities, $16,810,000 to intangibles and $217,000 to other liabilities.  For the three and nine months ended September 30, 2010, we also incurred $750,000 and $2,384,000, respectively, in legal, due diligence, transfer taxes, and other transaction costs related to the acquisitions.  These amounts were included in general and administrative expense on our accompanying condensed consolidated statements of operations.

During the nine months ended September 30, 2010, we completed two expansion projects to existing facilities at an aggregate cost of $7,088,000.

During the nine months ended September 30, 2010, we disposed of real estate facilities in connection with condemnation proceedings and the sale of a commercial facility.  Net proceeds with respect to dispositions totaled $15,442,000 and we recorded a gain of $8,190,000 ($396,000 included in “gain on disposition of real estate facilities” and $7,794,000 included in discontinued operations).

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

4.	Investments in Real Estate Entities

The following table sets forth our investments in the real estate entities at September 30, 2010 and December 31, 2009, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Investments in Real Estate Entities at
	September 30, 2010	December 31, 2009
PSB	$325,123	$326,145
Shurgard Europe	268,637	272,345
Other Investments	13,297	13,826
Total	$607,057	$612,316

	Equity in Earnings of Real Estate Entities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
PSB	$5,091	$4,684	$16,279	$30,351
Shurgard Europe	3,485	3,631	10,254	7,239
Other Investments	467	509	1,259	1,443
Total	$9,043	$8,824	$27,792	$39,033

Included in equity in earnings of real estate entities for the nine months ended September 30, 2009 is $16,284,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.

During the nine months ended September 30, 2010 and 2009, we received cash distributions from our investments in real estate entities totaling $37,377,000 and $36,140,000, respectively.

During the nine months ended September 30, 2010 and 2009, our investment in Shurgard Europe increased by approximately $4,326,000 and $18,191,000, respectively, due to the impact of changes in foreign currency exchange rates.  During the three and nine months ended September 30, 2009, our investments in real estate entities increased by $48,118,000 due to (i) $17,825,000 representing our acquisition of an additional 383,333 shares of PSB common stock and (ii) $30,293,000 presented in “gains on disposition of real estate investments” in connection with PSB’s sale of common stock in a public offering described below in “Investment in PSB.”

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of September 30, 2010 and December 31, 2009, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2010 ($56.57 per share of PSB common stock), the shares and units we owned had a market value of approximately $741.5 million as compared to our book value of $325.1 million.  We account for our investment in PSB using the equity method.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

	2010	2009
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$207,698	$203,914
Costs of operations	(67,633)	(65,007)
Depreciation and amortization	(58,056)	(64,854)
General and administrative	(6,980)	(4,927)
Other items	2,861	(177)
Net income	$77,890	$68,949

	At September 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily real estate)	$1,505,316	$1,564,822
Debt	51,864	52,887
Other liabilities	54,726	46,298
Preferred stock and units	625,339	699,464
Common equity and units	773,387	766,173

Investment in Shurgard Europe

At September 30, 2010, we had a 49% equity investment in Shurgard Europe, which owns 116 facilities directly and has a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard Storage Centers” name.

Our equity in earnings of Shurgard Europe includes our 49% equity share of Shurgard Europe’s operations, as well as 49% of the interest and trademark license fees received from Shurgard Europe.  The following table sets forth our equity in earnings Shurgard Europe:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Our 49% equity share of Shurgard Europe’s net loss	$(2,435)	$(2,377)	$(7,843)	$(9,677)
Add our 49% equity share of amounts received from Shurgard Europe (a):
Interest on note receivable	5,712	5,801	17,495	16,344
Trademark license fee	208	207	602	572

Total equity in earnings of Shurgard Europe	$3,485	$3,631	$10,254	$7,239

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)

Self-storage and ancillary revenues	$59,079	$59,457	$173,146	$164,114
Interest and other income (expense)	66	178	(145)	371
Self-storage and ancillary cost of operations	(25,020)	(25,546)	(73,732)	(74,929)
Trademark license fee payable to Public Storage	(423)	(423)	(1,228)	(1,169)
Depreciation and amortization	(17,880)	(18,922)	(54,019)	(53,734)
General and administrative	(2,247)	(1,475)	(5,903)	(6,557)
Interest expense on third party debt	(3,245)	(3,905)	(8,696)	(12,328)
Interest expense on loan payable to Public Storage	(11,659)	(11,839)	(35,704)	(33,356)
Income (expenses) from foreign currency exchange	(415)	466	(845)	851
Discontinued operations	-	-	-	8
Net loss	$(1,744)	$(2,009)	$(7,126)	$(16,729)

Net income allocated to permanent noncontrolling equity interests in subsidiaries (a)	3,225	2,841	8,880	3,019
Net loss allocated to Shurgard Europe	$(4,969)	$(4,850)	$(16,006)	$(19,748)

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	At September 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,552,376	$1,617,579
Total debt to third parties	296,496	328,510
Total debt to Public Storage	515,379	561,703
Other liabilities	79,140	75,074
Equity	$661,361	$652,292

(a)
Includes depreciation expense allocated to the permanent noncontrolling equity interests in subsidiaries totaling $3,036,000 and $2,994,000 in the three months ended September 30, 2010 and 2009, respectively, and $9,033,000 and $8,591,000 in the nine months ended September 30, 2010 and 2009, respectively.

Other Investments

At September 30, 2010, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities at September 30, 2010.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities:

	2010	2009
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$12,522	$12,512
Cost of operations and other expenses	(4,866)	(4,776)
Depreciation and amortization	(1,856)	(1,515)
Net income	$5,800	$6,221

	At September 30, 2010	At December 31, 2009
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$36,648	$37,386
Total accrued and other liabilities	1,614	876
Total Partners’ equity	$35,034	$36,510

5.	Line of Credit and Notes Payable

At September 30, 2010, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2010).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2010).  We had no outstanding borrowings on our Credit Agreement at September 30, 2010 or at November 5, 2010.  At September 30, 2010, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $18,127,000 ($18,270,000 at December 31, 2009).

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The carrying amounts of our notes payable at September 30, 2010 and December 31, 2009 consist of the following (dollar amounts in thousands):

	September 30, 2010	December 31, 2009
	(Amounts in thousands)
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes $479 of unamortized premium at September 30, 2010 and $1,889 at December 31, 2009)	103,796	105,206

Secured Notes Payable:

4.8% average effective rate fixed rate mortgage notes payable, secured by 100 real estate facilities with a net book value of approximately $624 million at September 30, 2010 and stated note rates between 4.95% and 8.00%, maturing at varying dates between January 2011 and September 2028 (carrying amount includes $7,457 of unamortized premium at September 30, 2010 and $3,983 at December 31, 2009)	299,262	227,223

Total notes payable	$589,518	$518,889

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

As described in Note 3, during the nine months ended September 30, 2010, we assumed mortgage debt in connection with the acquisition of real estate facilities. These mortgage notes were recorded at their estimated fair value of approximately $131,698,000 with an estimated average market rate of approximately 3.4% as compared to the actual assumed note balances totaling $126,140,000 with an average contractual interest rate of 5.0%.  This initial premium of $5,558,000 is being amortized over the remaining term of the mortgage notes using the effective interest method.  Following the acquisition of these properties, we prepaid $51,497,000 of these mortgage notes, recording a gain on repayment of debt totaling $283,000, based upon the difference between approximately $51,214,000 paid and the related net book value (which included $283,000 in note premium) of these loans.

On February 12, 2009, we acquired $110,223,000 face amount of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash, and recognized a gain of $4,114,000 for the three months ended March 31, 2009.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at September 30, 2010.  At September 30, 2010, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2010 (remainder)	$263	$4,842	$5,105
2011	103,533	46,339	149,872
2012	-	70,761	70,761
2013	186,460	79,126	265,586
2014	-	49,112	49,112
Thereafter	-	49,082	49,082
	$290,256	$299,262	$589,518
Weighted average effective rate	5.8%	4.9%	5.3%

We incurred interest expense (including interest capitalized as real estate totaling $320,000 and $547,000, respectively, for the nine months ended September 30, 2010 and 2009) with respect to our notes payable, capital leases and line of credit aggregating $22,775,000 and $23,252,000 for the nine months ended September 30, 2010 and 2009, respectively.  These amounts were comprised of $25,986,000 and $26,065,000 in cash paid during the nine months ended September 30, 2010 and 2009, respectively, less $3,211,000 and $2,813,000 in amortization of premium, respectively.

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

Redeemable Noncontrolling Interests in Subsidiaries

At September 30, 2010, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities.  During the nine months ended September 30, 2010 and 2009, these interests were increased by $194,000 and $256,000, respectively, to adjust to their estimated liquidation value (which approximates fair value).  We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

During the three and nine months ended September 30, 2010, we allocated a total of $238,000 and $695,000, respectively, of income to these interests.  During the same periods in 2009, we allocated a total of $247,000 and $753,000, respectively, of income to these interests.  During the nine months ended September 30, 2010 and 2009, we paid distributions to these interests totaling $884,000 and $976,000, respectively.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Permanent Noncontrolling Interests in Subsidiaries

At September 30, 2010, the Permanent Noncontrolling Interests in Subsidiaries represent (i) equity interests in 28 entities that own an aggregate of 93 self-storage facilities (the “Other Permanent Noncontrolling Interests in Subsidiaries”) and (ii) preferred partnership units (the “Preferred Partnership Interests”).  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash, other assets, or other securities that would not also be classified as equity.

Other Permanent Noncontrolling Interests in Subsidiaries

The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $33,060,000 at September 30, 2010 ($32,974,000 at December 31, 2009).  During the three and nine months ended September 30, 2010, we allocated a total of $4,406,000 and $12,418,000, respectively, in income to these interests. During the same periods in 2009, we allocated a total of $4,582,000 and $12,888,000, respectively, in income to these interests.  During the nine months ended September 30, 2010 and 2009, we paid distributions to these interests totaling $12,332,000 and $11,661,000, respectively.

Preferred Partnership Interests

At September 30, 2010 and December 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount, redeemable May 9, 2011).  Subject to certain conditions, the Series J preferred units are convertible into our 7.25% Series J Cumulative Preferred Shares.  On October 25, 2010, we repurchased all the Series J preferred units for $100.4 million plus accrued distributions of $492,000.

In the three months ended March 31, 2009, in connection with our acquisition of preferred partnership units from third parties for an aggregate of $153.0 million, we recorded an allocation of $72.0 million in income from these interests in determining net income allocable to Public Storage shareholders based upon the excess of the carrying amount over the amount paid.

During the three and nine months ended September 30, 2010, we allocated a total of $1,813,000 and $5,438,000, respectively, in income to these interests based upon distributions paid.  During the same periods in 2009, we allocated a total of $1,813,000 and $7,643,000, respectively, in income to these interests based upon distributions paid.

7.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At September 30, 2010 and December 31, 2009, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

			At September 30, 2010		At December 31, 2009
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series V	9/30/07	7.500%	-	$-	6,200	$155,000
Series W	10/6/08	6.500%	5,300	132,500	5,300	132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	750,900	18,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series B	6/30/09	7.125%	4,350	108,750	4,350	108,750
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	-	-
Total Cumulative Preferred Shares			485,740	$3,379,777	886,140	$3,399,777

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At September 30, 2010, there were no dividends in arrears.

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

On April 13, 2010, we issued 5,800,000 depositary shares each representing 1/1,000 of our 6.875% Cumulative Preferred Shares, Series O for gross proceeds of $145,000,000.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value plus accrued dividends.

On August 3, 2010, we repurchased 400,000 shares of our 6.850% Cumulative Preferred Shares Series Y, at a total cost of $9,200,000.  The carrying value of the shares repurchased totaled $10 million and exceeded the aggregate repurchase cost of $9.2 million by $0.8 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $0.8 million for the three months ended September 30, 2010.

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

On October 4, 2010, we called for redemption our Series B Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on November 5, 2010, is $108,750,000.  In applying EITF D-42 to this redemption, we will allocate $3,626,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending December 31, 2010.

On October 7, 2010, we issued 5,000,000 depositary shares (including the subsequent exercise, in part, of the underwriter’s over-allotment option) each representing 1/1,000 of a 6.500% Cumulative Preferred Share of Beneficial Interest, Series P, for gross proceeds of $125,000,000.

Equity Shares, Series A

On March 12, 2010, we called for redemption all of our outstanding shares of Equity Shares, Series A. The redemption occurred on April 15, 2010 at $24.50 per share for aggregate redemption amount of $205.4 million.

During each of the three months ended March 31, 2010 and 2009, June 30, 2009 and September 30, 2009, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  Net income allocated to the Equity Shares, Series A for the nine months ended September 30, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original issuance proceeds.  As a result of the redemption on April 15, 2010, no further distributions will be paid for the period subsequent to March 31, 2010.

Equity Shares, Series AAA

On August 31, 2010, we retired all outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding.  At December 31, 2009, we had 4,289,544 Equity Shares AAA outstanding with a carrying value of $100,000,000.  The Equity Shares AAA ranked on parity with our common shares and junior to our Senior Preferred Shares with respect to general preference rights, and had a liquidation amount equal to 120% of the amount distributed to each common share.  Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564.  We have no obligation to pay distributions if no distributions are paid to common shareholders.  During 2010 and 2009, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30.  We also paid distributions of $0.5391 per share for the quarter ended September 30, 2009.  As a result of the retirement on August 31, 2010, no further distributions will be paid for the period subsequent to June 30, 2010.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by one of our wholly-owned subsidiaries.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $135.7 million ($0.80 per share) and $93.0 million ($0.55 per share), for the three months ended September 30, 2010 and 2009, respectively, and $381.1 million ($2.25 per share) and $278.8 million ($1.65 per share), for the nine months ended September 30, 2010 and 2009, respectively.  As noted above, we redeemed all of our outstanding shares of Equity Shares, Series A on April 15, 2010 and no further distributions will be paid subsequent to March 31, 2010.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the three months ended March 31, 2010, and $5.1 million ($0.6125 per share) and $15.4 million ($1.838 per share) for the three and nine months ended September 30, 2009, respectively.  Preferred share dividends totaled $57.5 million and $58.1 million for the three months ended September 30, 2010 and 2009, respectively, and $174.5 million and $174.3 million for the nine months ended September 30, 2010 and 2009, respectively.

8.	Related Party Transactions

Mr. Hughes, the Company’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 51 self-storage facilities in Canada using the “Public Storage” brand name (“PS Canada”) pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 16.8% of our common shares outstanding at September 30, 2010.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 51 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the nine months ended September 30, 2010 and 2009, we received $460,000 and $479,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

For the three and nine months ended September 30, 2010, we recorded $825,000 and $2,250,000, respectively, in stock option compensation expense related to options granted after January 1, 2002, as compared to $900,000 and $2,400,000 for the same periods in 2009.

A total of 160,000 stock options were granted during the nine months ended September 30, 2010, 706,151 shares were exercised, and 41,625 shares were forfeited.  A total of 3,107,892 stock options were outstanding at September 30, 2010 (3,695,668 at December 31, 2009).

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

During the nine months ended September 30, 2010, 118,864 restricted share units were granted, 60,319 restricted share units were forfeited and 100,940 restricted share units vested.  This vesting resulted in the issuance of 63,169 common shares.  In addition, cash compensation totaling $2,660,000 was paid to employees in lieu of 37,771 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

At September 30, 2010, approximately 505,959 restricted share units were outstanding (548,354 at December 31, 2009).  A total of $2,274,000 and $6,652,000 in restricted share unit expense was recorded for the three and nine months ended September 30, 2010, respectively, as compared to $2,460,000 and $7,053,000 for the same periods in 2009.  Restricted share unit expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as $24,000 and $363,000 in related payroll taxes we incurred in the three and nine months ended September 30, 2010, respectively, as compared to $10,000 and $253,000 for the same periods in 2009.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

10.      Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to the three and nine months ended September 30, 2009 to be consistent with our current segment definition.

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 2,026 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At September 30, 2010, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.6 billion ($7.6 billion at December 31, 2009), Tenant Intangibles with a book value of approximately $27.0 million ($19.4 million at December 31, 2009), and the Other Investments with a net book value of $13.3 million ($13.8 million at December 31, 2009).  Substantially all of our other assets totaling $100.9 million, and our accrued and other liabilities totaling $243.6 million, ($92.9 million and $212.3 million, respectively, at December 31, 2009) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and the institutional investor which owns a 51% equity interest in Shurgard Europe, makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At September 30, 2010, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $268.6 million ($272.3 million at December 31, 2009) and a loan receivable from Shurgard Europe totaling $515.4 million ($561.7 million at December 31, 2009).

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes the financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At September 30, 2010, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $325.1 million ($326.1 million at December 31, 2009).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

For the three months ended September 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$389,402	$-	$-	$-	$389,402
Ancillary operations	-	-	3,496	23,092	26,588
Interest and other income	-	6,164	-	611	6,775
	389,402	6,164	3,496	23,703	422,765

Expenses:
Cost of operations:
Self-storage facilities	127,672	-	-	-	127,672
Ancillary operations	-	-	1,500	5,591	7,091
Depreciation and amortization	91,993	-	655	-	92,648
General and administrative	-	-	-	8,910	8,910
Interest expense	-	-	-	7,838	7,838
	219,665	-	2,155	22,339	244,159

Income from continuing operations before equity in earnings of real estate entities and foreign currency exchange gain	169,737	6,164	1,341	1,364	178,606

Equity in earnings of real estate entities	467	3,485	5,091	-	9,043
Foreign currency exchange gain	-	55,455	-	-	55,455
Income from continuing operations	170,204	65,104	6,432	1,364	243,104
Discontinued operations	-	-	-	2,707	2,707
Net income	$170,204	$65,104	$6,432	$4,071	$245,811

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

For the three months ended September 30, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$377,430	$-	$-	$-	$377,430
Ancillary operations	-	-	3,753	24,047	27,800
Interest and other income	-	6,254	-	603	6,857
	377,430	6,254	3,753	24,650	412,087

Expenses:
Cost of operations:
Self-storage facilities	120,975	-	-	-	120,975
Ancillary operations	-	-	1,440	6,053	7,493
Depreciation and amortization	85,018	-	652	-	85,670
General and administrative	-	-	-	8,654	8,654
Interest expense	-	-	-	7,289	7,289
	205,993	-	2,092	21,996	230,081

Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain and gains on disposition of other real estate investments	171,437	6,254	1,661	2,654	182,006

Equity in earnings of real estate entities	509	3,631	4,684	-	8,824
Foreign currency exchange gain	-	21,429	-	-	21,429
Gains on disposition of real estate investments	-	-	30,293	280	30,573
Income from continuing operations	171,946	31,314	36,638	2,934	242,832
Discontinued operations	-	-	-	1,119	1,119
Net income	$171,946	$31,314	$36,638	$4,053	$243,951

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

For the nine months ended September 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,127,638	$-	$-	$-	$1,127,638
Ancillary operations	-	-	10,709	68,114	78,823
Interest and other income	-	18,837	-	3,186	22,023
	1,127,638	18,837	10,709	71,300	1,228,484

Expenses:
Cost of operations:
Self-storage facilities	388,086	-	-	-	388,086
Ancillary operations	-	-	4,349	20,711	25,060
Depreciation and amortization	260,394	-	1,965	-	262,359
General and administrative	-	-	-	29,068	29,068
Interest expense	-	-	-	22,455	22,455
	648,480	-	6,314	72,234	727,028

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, gain on early retirement of debt and asset impairment charges	479,158	18,837	4,395	(934)	501,456

Equity in earnings of real estate entities	1,259	10,254	16,279	-	27,792
Foreign currency exchange loss	-	(28,592)	-	-	(28,592)
Gains on disposition of other real estate investments	-	-	-	396	396
Gain on early retirement of debt	-	-	-	283	283
Asset impairment charges	-	-	-	(1,949)	(1,949)
Income (loss) from continuing operations	480,417	499	20,674	(2,204)	499,386
Discontinued operations	-	-	-	7,518	7,518
Net income	$480,417	$499	$20,674	$5,314	$506,904

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

For the nine months ended September 30, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,118,750	$-	$-	$-	$1,118,750
Ancillary operations	-	-	11,124	70,617	81,741
Interest and other income	-	17,608	-	4,398	22,006
	1,118,750	17,608	11,124	75,015	1,222,497

Expenses:
Cost of operations:
Self-storage facilities	378,259	-	-	-	378,259
Ancillary operations	-	-	4,309	23,211	27,520
Depreciation and amortization	251,540	-	2,304	-	253,844
General and administrative	-	-	-	26,532	26,532
Interest expense	-	-	-	22,705	22,705
	629,799	-	6,613	72,448	708,860

Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain, gains on disposition of other real estate investments and gain on early retirement of debt	488,951	17,608	4,511	2,567	513,637

Equity in earnings of real estate entities	1,443	7,239	30,351	-	39,033
Foreign currency exchange gain	-	19,901	-	-	19,901
Gains on disposition of other real estate investments	-	-	30,293	3,002	33,295
Gain on early retirement of debt	-	-	-	4,114	4,114
Income from continuing operations	490,394	44,748	65,155	9,683	609,980
Discontinued operations	-	-	-	(7,213)	(7,213)
Net income	$490,394	$44,748	$65,155	$2,470	$602,767

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At September 30, 2010, there were approximately 631,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.4 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.4 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At September 30, 2010, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $2 million for the remainder of 2010, $5 million per year in 2011 through 2014 and an aggregate of $65 million in payments thereafter.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Expenses under operating leases were approximately $1.4 million and $4.9 million for the three and nine months ended September 30, 2010, respectively, as compared to $1.7 million and $5.4 million for the three and nine months ended September 30, 2009, respectively.

12.      Subsequent Events

We are currently under contract to acquire four properties for approximately $14.4 million.  Two of the properties are in Florida, one is in New Jersey and one is in Ohio.  We expect the acquisition of these properties will close late in the fourth quarter of 2010 and that we will incur approximately $0.3 million in transaction costs related to these acquisitions during that period.  The acquisition of these facilities is subject to customary closing conditions, and there can be no assurance that we will be able to complete these acquisitions.

On October 7, 2010, we issued 5,000,000 depositary shares (including the subsequent exercise, in part, of the underwriter’s over-allotment option) each representing 1/1,000 of a 6.500% Cumulative Preferred Share of Beneficial Interest, Series P, for gross proceeds of $125,000,000.

On October 4, 2010, we called for redemption our Series B Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on November 5, 2010, is $108,750,000.  In applying EITF D-42 to this redemption, we will allocate $3,626,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending December 31, 2010.

On October 25, 2010, we repurchased our 7.25% Series J Preferred Partnership units for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  In the quarter ending December 31, 2010, we expect to record an allocation of income pursuant to EITF D-42 to the holders of these units of $400,000, representing the excess paid to redeem these units over the original issuance proceeds.  These preferred units were otherwise redeemable at par on May 9, 2011.

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" in our Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on May 10, 2010, in our other filings with the SEC and the following:

•
general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, including property tax, real estate and zoning laws and regulations, and the impact of natural disasters;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our tenants;

•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations and manage acquired and developed properties;

•	risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, that could adversely affect our earnings and cash flows;

•	risks related to our participation in joint ventures;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risks associated with a possible failure by us to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	disruptions or shutdowns of our automated processes and systems or breaches of our data security;

•	difficulties in raising capital at a reasonable cost; and

•	economic uncertainty due to the impact of war or terrorism.

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The notes to our September 30, 2010 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 11 to our September 30, 2010 condensed consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense, which as a real estate operator, represents one of our largest operating expenses totaling approximately $41 million and $124 million in the three and nine months ended September 30, 2010, respectively, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

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

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused upon maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributes 92% of our revenues for the nine months ended September 30, 2010, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 10 to our September 30, 2010 condensed consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, revenues in our same store self-storage facilities have declined on a year-over-year basis in each quarter of 2009, with a peak decline of 5.1% in the quarter ended September 30, 2009.  Revenue trends improved each quarter since the quarter ended September 30, 2009, with reduced levels of year-over-year revenue declines, and in the most recent quarter ended September 30, 2010 revenues increased 1.2%.  While trends have been improving, there can be no assurance that trends will continue to improve, and even with a continuance of the current positive trends it would take several quarters for our revenue levels to equal the amounts achieved prior to the current downturn.

Another important component of our long-term growth is our access to capital and deployment of that capital.  Acquisitions of self-storage facilities were minimal during 2008 and 2009.  During the nine months ended September 30, 2010, we have acquired 38 self-storage facilities for $225,358,000 primarily located in the Los Angeles area and the surrounding communities of Southern California.  We are currently under contract to acquire four additional facilities; however, these acquisitions are subject to contingencies and there can be no assurance that these acquisitions will be completed.  We believe that there may be opportunities to acquire additional facilities in 2010 and 2011, because we have seen more facilities come to market and an increase in transaction volume.  However, there can be no assurance that the facilities that come to market will be those that we might be interested in acquiring at the prices asked.

Other investments we have made in the past, but are unlikely to make in the short-term because we believe that the acquisition of existing self-storage facilities from third parties is a more attractive option, include i) the development and redevelopment of self-storage facilities, ii) further investment in Shurgard Europe to allow it to develop or acquire facilities or interests in facilities owned by its joint venture partner, iii) further investment in PS Business Parks, and iv) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will be even be available as investment alternatives.

At September 30, 2010, we had approximately $513.5 million of cash and $102.1 million of short-term investments in high-grade corporate securities.  We also have access to our $300 million line of credit which does not expire until March 27, 2012.  On October 7, 2010, we raised net proceeds of $121.2 million from the issuance of the Series P Cumulative Preferred Shares.  Our capital commitments after September 30, 2010, for the next year of approximately $364.7 million include (i) $100.4 million paid to redeem our Series J Preferred Partnership Units, (ii) $108.8 million to redeem our Series B Cumulative Preferred Shares, (iii) $141.1 million in principal payments on debt and (iv) $14.4 million for the aforementioned acquisition of four facilities.  We have no further significant commitments until 2013, when $265.6 million of existing debt comes due.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress incurred in late 2008 and early 2009.  In October 2010 we issued in aggregate $125 million (face amount) of Series P Cumulative Preferred Shares at a rate of 6.500%.  Earlier this year (April and May) we issued in aggregate $145 million (face amount) of Series O Cumulative Preferred Shares at a rate of 6.875%.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations.

Results of Operations

Operating Results for the Three Months Ended September 30, 2010 and 2009:

For the three months ended September 30, 2010, net income allocable to our common shareholders was $182.2 million or $1.07 per diluted common share, compared to $173.5 million or $1.03 per diluted common share, for the same period in 2009, representing an increase of $8.7 million or $0.04 per diluted common share.  This increase is due to improved operations of our Same Store Facilities, a foreign currency exchange gain of $55.5 million during the quarter ended September 30, 2010 as compared to $21.4 million for the same period in 2009, partially offset by a gain on disposition of real estate investments of $30.3 million related to an equity offering by PS Business Parks, Inc. (“PSB”) recorded in the quarter ended September 30, 2009.

Operating Results for the Nine Months Ended September 30, 2010 and 2009:

For the nine months ended September 30, 2010, net income allocable to our common shareholders was $277.8 million or $1.64 per diluted common share, compared to $468.5 million or $2.78 per diluted common share, for the same period in 2009, representing a decrease of $190.7 million or $1.14 per diluted common share.  This decrease is primarily due to (i) a foreign currency exchange loss of $28.6 million during the nine months ended September 30, 2010 compared to a $19.9 million gain during the same period in 2009, (ii) an aggregate $31.1 million reduction in income allocated to our common shareholders, and an increase in income allocated to the shareholders of redeemed securities (including our equity share of PSB’s redemptions), in applying EITF D-42 to the redemption of securities in the nine months ended September 30, 2010, as compared to a $94.5 million increase in income allocated to our common shareholders from the shareholders of redeemed securities (including our equity share of PSB’s redemptions), in applying EITF D-42 to the redemption of securities in the same period in 2009 and (iii) a gain on disposition of real estate investments of $30.3 million related to an equity offering by PSB recorded in the nine months ended September 30, 2009.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 91% of our revenues for the nine months ended September 30, 2010 and 2009, respectively.

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

Self-Storage Operations Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands)
Rental income:
Same Store Facilities	$365,090	$360,747	1.2%	$1,067,309	$1,071,415	(0.4)%
Other Facilities	24,312	16,683	45.7%	60,329	47,335	27.5%
	389,402	377,430	3.2%	1,127,638	1,118,750	0.8%
Cost of operations:
Same Store Facilities	119,422	115,678	3.2%	367,368	361,862	1.5%
Other Facilities	8,250	5,297	55.7%	20,718	16,397	26.4%
	127,672	120,975	5.5%	388,086	378,259	2.6%
Net operating income (a):
Same Store Facilities	245,668	245,069	0.2%	699,941	709,553	(1.4)%
Other Facilities	16,062	11,386	41.1%	39,611	30,938	28.0%
	261,730	256,455	2.1%	739,552	740,491	(0.1)%
Total depreciation and amortization:
Same Store Facilities	(75,880)	(75,877)	0.0%	(226,960)	(227,120)	(0.1)%
Other Facilities	(16,113)	(9,141)	76.3%	(33,434)	(24,420)	36.9%
	(91,993)	(85,018)	8.2%	(260,394)	(251,540)	3.5%

Total net income	$169,737	$171,437	(1.0)%	$479,158	$488,951	(2.0)%

Number of facilities at period end:
Same Store Facilities				1,925	1,925	-
Other Facilities				101	62	62.9%
				2,026	1,987	2.0%
Net rentable square footage at period end (in thousands):
Same Store Facilities				120,328	120,328	-
Other Facilities				7,858	5,305	48.1%
				128,186	125,633	2.0%

(a)	See “Net Operating Income” or NOI below.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our consolidated net income in our September 30, 2010 condensed consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$245,668	$245,069	$699,941	$709,553
Other Facilities	16,062	11,386	39,611	30,938
Total net operating income from self-storage	261,730	256,455	739,552	740,491

Depreciation and amortization expense:
Same Store Facilities	(75,880)	(75,877)	(226,960)	(227,120)
Other Facilities	(16,113)	(9,141)	(33,434)	(24,420)
Total depreciation and amortization expense from self-storage	(91,993)	(85,018)	(260,394)	(251,540)

Net income (loss):
Same Store Facilities	169,788	169,192	472,981	482,433
Other Facilities	(51)	2,245	6,177	6,518
Total net income from self-storage	169,737	171,437	479,158	488,951

Ancillary operating revenue	26,588	27,800	78,823	81,741
Interest and other income	6,775	6,857	22,023	22,006
Ancillary cost of operations	(7,091)	(7,493)	(25,060)	(27,520)
Depreciation and amortization, commercial	(655)	(652)	(1,965)	(2,304)
General and administrative expense	(8,910)	(8,654)	(29,068)	(26,532)
Interest expense	(7,838)	(7,289)	(22,455)	(22,705)
Equity in earnings of real estate entities	9,043	8,824	27,792	39,033
Foreign currency exchange gain (loss)	55,455	21,429	(28,592)	19,901
Gains on disposition of real estate investments	-	30,573	396	33,295
Gain on early debt retirement	-	-	283	4,114
Asset impairment charges	-	-	(1,949)	-
Discontinued operations	2,707	1,119	7,518	(7,213)
Net income of the Company	$245,811	$243,951	$506,904	$602,767

Same Store Facilities

The “Same Store Facilities” represents those 1,925 facilities that are stabilized and owned since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The Same Store Facilities increased from 1,899 at December 31, 2009 to 1,925 at September 30, 2010, as facilities were added that are now stabilized and owned since January 1, 2008.  The following table summarizes the historical operating results of these 1,925 facilities (120.3 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2010.

SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$346,643	$343,181	1.0%	$1,015,156	$1,021,466	(0.6)%
Late charges and administrative fees	18,447	17,566	5.0%	52,153	49,949	4.4%
Total revenues (a)	365,090	360,747	1.2%	1,067,309	1,071,415	(0.4)%

Cost of operations:
Property taxes	38,599	38,007	1.6%	117,302	114,087	2.8%
Direct property payroll	25,023	23,846	4.9%	74,090	72,645	2.0%
Media advertising	3,045	3,532	(13.8)%	14,702	19,191	(23.4)%
Other advertising and promotion	5,497	5,042	9.0%	17,022	15,815	7.6%
Utilities	10,018	9,538	5.0%	27,263	27,501	(0.9)%
Repairs and maintenance	10,701	9,204	16.3%	34,221	29,492	16.0%
Telephone reservation center	2,872	2,962	(3.0)%	8,486	8,712	(2.6)%
Property insurance	2,376	2,293	3.6%	7,275	7,677	(5.2)%
Other cost of management	21,291	21,254	0.2%	67,007	66,742	0.4%
Total cost of operations (a)	119,422	115,678	3.2%	367,368	361,862	1.5%
Net operating income (b)	245,668	245,069	0.2%	699,941	709,553	(1.4)%
Depreciation and amortization expense	(75,880)	(75,877)	0.0%	(226,960)	(227,120)	(0.1)%
Net income	$169,788	$169,192	0.4%	$472,981	$482,433	(2.0)%

Gross margin (before depreciation and amortization expense)	67.3%	67.9%	(0.9)%	65.6%	66.2%	(0.9)%

Weighted average for the period:
Square foot occupancy (c)	91.0%	89.6%	1.6%	90.1%	89.2%	1.0%
Realized annual rent per occupied square foot (d)(e)	$12.66	$12.73	(0.5)%	$12.48	$12.69	(1.7)%
REVPAF (e)(f)	$11.52	$11.41	1.0%	$11.25	$11.32	(0.6)%

Weighted average at September 30:
Square foot occupancy				90.4%	88.7%	1.9%
In place annual rent per occupied square foot (g)				$13.76	$13.66	0.7%
Total net rentable square feet (in thousands)				120,328	120,328	-
Number of facilities				1,925	1,925	-

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

(b)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

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

(e)
Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF.  Exclusion of these amounts provides a better measure of our ongoing level of revenue, by excluding the volatility of late charges, which are dependent principally upon the level of tenant delinquency, and administrative fees, which are charged upon move-in volumes and are therefore dependent principally upon the absolute level of move-ins for a period.

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

Revenues generated by our Same Store facilities increased by 1.2% and decreased by 0.4% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increase in the three months ended September 30, 2010 as compared to the same period in the 2009 is primarily caused by a 1.6% increase in average occupancy levels offset partially by lower realized annual rental rates per occupied square foot.  The decrease in the nine months ended September 30, 2010 as compared to the same period in the 2009 is primarily caused by a 1.7% reduction in average realized annual rental rates per occupied square foot, offset partially by 1.0% higher average occupancy levels.

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

We believe overall demand for self-storage space in virtually all of the markets in which we operate has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  Although our occupancy has been higher in 2010 compared to 2009, we had to either reduce rental rates and/or offer more promotional discounts to achieve these occupancy levels.  As a result, our revenue has decreased on a year-over-year basis in each quarter in 2009 and in the first two quarters of 2010.  These decreases peaked in the quarter ended September 30, 2009 at 5.1%, however the decreases have abated progressively each quarter since then, and revenue increased 1.2% in the quarter ended September 30, 2010.

To varying degrees throughout 2009, we attempted to increase our market share to offset softening demand for storage space through significantly reduced rental rates, increased promotional discounts to new incoming tenants, and increased marketing efforts.  We believe that these actions have contributed to our improved revenue trends by improving and stabilizing our occupancies during the three and nine months ended September 30, 2010, which has helped us to regain our ability to raise rents to new and existing tenants during the three and nine months ended September 30, 2010.  We believe that more favorable comparisons to prior year results have also contributed to our improved trends.

Despite the improving trends, we have not been able to increase our realized rent per square foot to the levels achieved prior to the downturn.  We believe several more quarters of continued improvement would be necessary to allow us to reach historical revenue levels.

The following chart sets forth our revenue, occupancy, and realized rent per square foot trends in our same-store facilities in 2009 and the first three quarters of 2010:

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2009	(1.0)%	(0.2)%	(0.8)%
June 30, 2009	(3.9)%	(2.9)%	(1.0)%
September 30, 2009	(5.1)%	(4.1)%	(1.0)%
December 31, 2009	(4.1)%	(3.8)%	(0.3)%
For entire year: 2009	(3.6)%	(2.7)%	(0.9)%

March 31, 2010	(2.4)%	(3.0)%	0.6%
June 30, 2010	(0.5)%	(1.5)%	1.1%
September 30, 2010	1.0%	(0.5)%	1.6%

We expect the improved operating trends that have been experienced in the last nine months to continue in the quarter ending December 31, 2010; however, it is unclear to us what revenue trends will be following the fourth quarter of 2010.  Due to additional promotional discounts, increases in square foot occupancy and in place rents at September 30, 2010 may not result in corresponding increases in rental income during the fourth quarter of 2010.

From a geographic standpoint, we are experiencing the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Washington, Oregon and California.  See Analysis of Regional Trends table that follows.

Cost of operations (excluding depreciation and amortization) increased by 3.2% and 1.5% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  These increases were due primarily to higher property taxes and increases in direct property payroll and repairs and maintenance, offset in part by a reduction in media advertising.

Property tax expense increased 1.6% and 2.8% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  This increase is primarily due to increases in tax rates.  Included in the amounts for the quarter ended September 30, 2010 are changes to the amounts previously estimated for 2010 tax bills.  We expect property tax expense growth in the range of 1-2% in the quarter ending December 31, 2010.

Direct property payroll expense increased by 4.9% and 2.0% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The increases in the three and nine months ended September 30, 2010 reflect higher incentive costs for property personnel due to higher occupancies.

Media advertising for the Same Store Facilities decreased 13.8% and 23.4% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  These decreases are due primarily to a reduction in the number of markets in which we advertised during the respective periods.  Media advertising primarily includes the cost of advertising on television and varies depending on a number of factors, including our occupancy levels and demand.  Other advertising and promotion is comprised principally of yellow page and internet advertising, which increased 9.0% and 7.6% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  These increases are due primarily to higher internet advertising expenditures offset partially by lower yellow page advertising, as the internet channel continues to increase in importance.  Revisions in our compensation fee arrangements with yellow page providers resulted in reduced fees.  Our future spending on yellow page, media, and internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses increased 5.0% in the three months ended September 30, 2010, and decreased 0.9% in the nine months ended September 30, 2010, as compared to the same periods in 2009.  The increase in the three month period is due primarily to higher temperatures in certain of our markets resulting in higher electrical usage.  The decrease in the nine month period is due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, both of which are volatile and not predictable.

Repairs and maintenance expenditures increased 16.3% and 16.0% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, snow removal expenses were $1.0 million higher in the nine months ended September 30, 2010 as compared to the same period in 2009.  We expect overall repairs and maintenance expenditures to continue to grow in the quarter ending December 31, 2010 at levels similar to those experienced in the three and nine months ended September 30, 2010.

Telephone reservation center costs decreased 3.0% and 2.6% in the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.  The reductions were primarily due to lower call volumes, resulting in less staffing hours, as well as a shift from our California to our Arizona call center, resulting in lower average compensation rates.  We expect future increases in our telephone reservation center to be based primarily upon general inflation.

Insurance expense increased 3.6% in the three months ended September 30, 2010, and decreased 5.2% in the nine months ended September 30, 2010, as compared to the same periods in 2009.  The decline in the nine month period reflects significant decreases achieved in the policy year ending March 31, 2010 as compared to the policy year ended March 31, 2009, resulting primarily from the softer insurance markets as a lack of hurricane activity and additional competition from insurance providers has benefited us.  We expect increases similar to those experienced in the quarter ended September 30, 2010, for the quarter ending December 31, 2010.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amounts)
Total revenues:
2010	$347,833	$354,386	$365,090
2009	$355,489	$355,179	$360,747	$351,923	$1,423,338

Total cost of operations:
2010	$126,537	$121,409	$119,422
2009	$127,412	$118,772	$115,678	$102,179	$464,041

Property tax expense:
2010	$39,955	$38,748	$38,599
2009	$38,582	$37,498	$38,007	$29,174	$143,261

Media advertising expense:
2010	$5,249	$6,408	$3,045
2009	$8,308	$7,351	$3,532	$987	$20,178

Other advertising and promotion expense:
2010	$5,004	$6,521	$5,497
2009	$4,713	$6,060	$5,042	$4,650	$20,465

REVPAF:
2010	$11.01	$11.21	$11.52
2009	$11.28	$11.26	$11.41	$11.16	$11.28

Weighted average realized annual rent per occupied square foot:
2010	$12.46	$12.32	$12.66
2009	$12.84	$12.51	$12.73	$12.75	$12.71

Weighted average occupancy levels for the period:
2010	88.4%	91.0%	91.0%
2009	87.9%	90.0%	89.6%	87.5%	88.7%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues
Southern California (184 facilities)	$53,932	$54,208	(0.5)%	$159,494	$163,019	(2.2)%
Northern California (167 facilities)	37,809	37,573	0.6%	111,072	112,237	(1.0)%
Texas (230 facilities)	36,583	35,872	2.0%	106,390	106,004	0.4%
Florida (185 facilities)	34,929	34,927	0.0%	102,463	104,213	(1.7)%
Illinois (121 facilities)	23,132	23,131	0.0%	67,535	68,483	(1.4)%
Washington (90 facilities)	18,937	18,889	0.3%	55,570	56,197	(1.1)%
Georgia (87 facilities)	12,501	12,461	0.3%	36,523	37,056	(1.4)%
All other states (861 facilities)	147,267	143,686	2.5%	428,262	424,206	1.0%
Total revenues	365,090	360,747	1.2%	1,067,309	1,071,415	(0.4)%

Cost of operations:
Southern California	12,399	12,332	0.5%	37,795	37,527	0.7%
Northern California	9,733	9,641	1.0%	29,988	30,308	(1.1)%
Texas	14,313	14,233	0.6%	43,047	42,545	1.2%
Florida	12,630	12,642	(0.1)%	38,351	38,309	0.1%
Illinois	9,920	9,304	6.6%	31,552	30,702	2.8%
Washington	4,828	4,593	5.1%	14,964	14,233	5.1%
Georgia	4,351	4,187	3.9%	13,277	12,824	3.5%
All other states	51,248	48,746	5.1%	158,394	155,414	1.9%
Total cost of operations	119,422	115,678	3.2%	367,368	361,862	1.5%

Net operating income (a):
Southern California	41,533	41,876	(0.8)%	121,699	125,492	(3.0)%
Northern California	28,076	27,932	0.5%	81,084	81,929	(1.0)%
Texas	22,270	21,639	2.9%	63,343	63,459	(0.2)%
Florida	22,299	22,285	0.1%	64,112	65,904	(2.7)%
Illinois	13,212	13,827	(4.4)%	35,983	37,781	(4.8)%
Washington	14,109	14,296	(1.3)%	40,606	41,964	(3.2)%
Georgia	8,150	8,274	(1.5)%	23,246	24,232	(4.1)%
All other states	96,019	94,940	1.1%	269,868	268,792	0.4%
Total net operating income (a)	$245,668	$245,069	0.2%	$699,941	$709,553	(1.4)%

Weighted average occupancy:
Southern California	91.2%	90.0%	1.3%	91.2%	90.2%	1.1%
Northern California	91.5%	89.4%	2.3%	91.2%	89.0%	2.5%
Texas	91.1%	89.6%	1.7%	89.9%	89.5%	0.4%
Florida	90.3%	89.3%	1.1%	89.7%	89.0%	0.8%
Illinois	91.1%	89.6%	1.7%	89.4%	88.3%	1.2%
Washington	90.9%	90.5%	0.4%	90.4%	89.3%	1.2%
Georgia	90.3%	88.8%	1.7%	88.3%	87.6%	0.8%
All other states	91.0%	89.7%	1.4%	90.1%	89.2%	1.0%
Total weighted average occupancy	91.0%	89.6%	1.6%	90.1%	89.2%	1.0%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$18.21	$18.51	(1.6)%	$17.94	$18.52	(3.1)%
Northern California	16.41	16.64	(1.4)%	16.12	16.65	(3.2)%
Texas	10.09	10.07	0.2%	9.93	9.95	(0.2)%
Florida	12.04	12.20	(1.3)%	11.86	12.21	(2.9)%
Illinois	12.62	12.84	(1.7)%	12.54	12.90	(2.8)%
Washington	13.45	13.48	(0.2)%	13.26	13.57	(2.3)%
Georgia	9.37	9.52	(1.6)%	9.35	9.61	(2.7)%
All other states	11.83	11.72	0.9%	11.60	11.63	(0.3)%
Total realized rent per square foot	$12.66	$12.73	(0.5)%	$12.48	$12.69	(1.7)%

REVPAF:
Southern California	$16.60	$16.66	(0.4)%	$16.37	$16.71	(2.0)%
Northern California	15.02	14.87	1.0%	14.69	14.82	(0.9)%
Texas	9.19	9.02	1.9%	8.92	8.91	0.1%
Florida	10.88	10.89	(0.1)%	10.64	10.86	(2.0)%
Illinois	11.50	11.50	0.0%	11.21	11.39	(1.6)%
Washington	12.24	12.20	0.3%	11.99	12.12	(1.1)%
Georgia	8.46	8.46	0.0%	8.25	8.42	(2.0)%
All other states	10.77	10.51	2.5%	10.45	10.37	0.8%
Total REVPAF	$11.52	$11.41	1.0%	$11.25	$11.32	(0.6)%

(a)
See “Same Store Facilities” table above for further information regarding these measures, which represent or are derived from non-GAAP measures.  Also see “Net Operating Income” above for a reconciliation of this non-GAAP measure to our condensed consolidated financial statements.

We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  However, we believe that each market has been negatively impacted to some degree by general economic trends and although many markets are experiencing positive operating trends, there is no assurance that these trends will continue.

Other Facilities

The Other Facilities, see table above under Self-Storage Operations, include 101 facilities that were either recently acquired, recently developed, or were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities acquired in 2010 (a)	$6,190	$-	$6,190	$8,469	$-	$8,469
Expansion facilities...	18,122	16,683	1,439	51,860	47,335	4,525
Total rental income	24,312	16,683	7,629	60,329	47,335	12,994

Cost of operations before depreciation and amortization expense:
Facilities acquired in 2010 (a)	$2,486	$-	$2,486	$3,304	$-	$3,304
Expansion facilities	5,764	5,297	467	17,414	16,397	1,017
Total cost of operations	8,250	5,297	2,953	20,718	16,397	4,321

Net operating income before depreciation and amortization expense:
Facilities acquired in 2010 (a)	$3,704	$-	$3,704	$5,165	$-	$5,165
Expansion facilities	12,358	11,386	972	34,446	30,938	3,508
Total net operating income (b)	16,062	11,386	4,676	39,611	30,938	8,673
Depreciation and amortization expense	(16,113)	(9,141)	(6,972)	(33,434)	(24,420)	(9,014)
Net income (loss)	$(51)	$2,245	$(2,296)	$6,177	$6,518	$(341)

At September 30:
Square foot occupancy:
Facilities acquired in 2010				81.0%	-	-
Expansion facilities				88.8%	84.2%	5.5%
				86.6%	84.2%	2.9%
Number of Facilities:
Facilities acquired in 2010				38	-	38
Expansion facilities				63	62	1
				101	62	39
Net rentable square feet (in thousands):
Facilities acquired in 2010				2,358	-	2,358
Expansion facilities				5,500	5,305	195
				7,858	5,305	2,553

(a)
The properties denoted under “Facilities put in place in 2010” were put into operation within the Public Storage system at various dates in 2010.  Accordingly, rental income, cost of operations, depreciation and net operating income, represent the operating results for the partial period that we owned the facilities during the year acquired.

(b)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

In the nine months ended September 30, 2010, we acquired 38 facilities for an aggregate acquisition cost of $225,358,000.  Thirty-two of the facilities (1,960,000 net rentable square feet) are located in the California area, three facilities (155,000 net rentable square feet) are located in the Chicago area, one facility (75,000 net rentable square feet) is located in Atlanta, one facility (73,000 net rentable square feet) is located in Hawaii and one facility (95,000 net rentable square feet) is located in New Orleans.  The acquisitions occurred at various times during the nine months ended September 30, 2010.  We expect increases in revenues and expenses for these 38 acquired facilities as their operations are reflected for a full operating period and benefits are realized for these facilities from our management, promotion, and operating infrastructure.

During the nine months ended September 30, 2010, we completed expansions of two of the “Expansion Facilities” for $7,088,000, adding 55,000 net rentable square feet.

We recorded an impairment charge to a real estate facility totaling $1.3 million in the nine months ended September 30, 2010, as we do not expect to renew our land lease on this facility, which expires in February 2011.  Included for this facility under the “expansion facilities” are revenues and cost of operations totaling $326,000 and $175,000, respectively, for the three months ended September 30, 2010 and $953,000 and $555,000, respectively, for the nine months ended September 30, 2010.  We expect revenues and cost of operations for this facility to cease in February 2011.

The Other Facilities are subject to the same occupancy and rate pressures that our Same Store Facilities are facing, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.  Nonetheless, we expect that the Other Facilities will continue to provide earnings growth during the three months ending December 31, 2010.

Equity in earnings of real estate entities

At September 30, 2010, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack of control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for each of the three and nine months ended September 30, 2010 and 2009, consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 10 to our September 30, 2010 condensed consolidated financial statements.

Historical summary:	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$19,318	$19,714	$(396)	$57,250	$62,250	$(5,000)
Shurgard Europe	12,139	12,344	(205)	36,095	32,783	3,312
Other Investments	699	737	(38)	1,966	2,069	(103)
	32,156	32,795	(639)	95,311	97,102	(1,791)
Depreciation:
PSB	(8,643)	(8,448)	(195)	(23,730)	(28,318)	4,588
Shurgard Europe	(7,273)	(7,805)	532	(22,043)	(22,120)	77
Other Investments	(226)	(205)	(21)	(676)	(591)	(85)
	(16,142)	(16,458)	316	(46,449)	(51,029)	4,580
Other (2):
PSB	(5,584)	(6,582)	998	(17,241)	(3,581)	(13,660)
Shurgard Europe	(1,381)	(908)	(473)	(3,798)	(3,424)	(374)
Other Investments	(6)	(23)	17	(31)	(35)	4
	(6,971)	(7,513)	542	(21,070)	(7,040)	(14,030)

Total equity in earnings of real estate entities:
PSB	5,091	4,684	407	16,279	30,351	(14,072)
Shurgard Europe	3,485	3,631	(146)	10,254	7,239	3,015
Other Investments	467	509	(42)	1,259	1,443	(184)
	$9,043	$8,824	$219	$27,792	$39,033	$(11,241)

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

Investment in PSB:  At September 30, 2010 and December 31, 2009, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2010, PSB owned and operated 21.1 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB increased to $5,091,000 in the three months ended September 30, 2010 as compared to $4,684,000 in the same period in 2009.  Equity in earnings from PSB decreased to $16,279,000 in the nine months ended September 30, 2010 as compared to $30,351,000 in the same period in 2009.  The decrease for the nine month period was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during the nine months ended September 30, 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases.  This decrease was partially offset by our pro rata share, $2.1 million, of the gain that PSB recognized during the nine months ended September 30, 2010 related to its disposition of a property.  Equity in earnings was also negatively impacted during the three and nine months ended September 30, 2010 as compared to the same periods in 2009 by a reduction in property net operating income due primarily to 5.1% and 4.0% declines in the annualized realized rent per square foot for PSB’s “Same Park” facilities for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.  See Note 4 to our September 30, 2010 condensed consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe: At September 30, 2010, and for each of the three and nine months ended September 30, 2010 and 2009, we have a 49% equity interest in Shurgard Europe, and we account for our investment in Shurgard Europe under the equity method.  Selected financial data for Shurgard Europe for each of the three and nine months ended September 30, 2010 and 2009 is included in Note 4 to our September 30, 2010 condensed consolidated financial statements.

At September 30, 2010, Shurgard Europe’s operations comprise 188 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 116 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the note receivable from Shurgard Europe and 49% of trademark license fees received from Shurgard Europe, which are reclassified in consolidation from interest and other income to equity in earnings of Shurgard Europe.  The amount of interest and other income reclassified was approximately $5.9 million and $18.1 million in the three and nine months ended September 30, 2010, respectively, as compared to $6.0 million and $16.9 million for the same periods in 2009.

Equity in earnings from our investment in Shurgard Europe for the three months ended September 30, 2010 was $3,485,000 as compared to $3,631,000 for the same period in 2009, representing a decrease of $146,000.  This decrease is due to i) the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.289 for the three months ended September 30, 2010, as compared to 1.428 for the same period in 2009, ii) our pro-rata share of Shurgard Europe’s same-store properties’ decrease in net operating income, on a constant exchange rate basis (see table below), and (iii) an increase in general and administrative expense, offset partially by (iv) improvements in operating income from recently developed facilities.

Equity in earnings from our investment in Shurgard Europe for the nine months ended September 30, 2010 was $10,254,000 as compared to $7,239,000 for the same period in 2009, representing an increase of $3,015,000.  This increase is due primarily to our pro-rata share of Shurgard Europe’s same-store and unstabilized properties’ operations on a constant exchange rate basis, offset partially by a decrease in the average exchange rate of the Euro relative to the U.S. Dollar to 1.316 for the nine months ended September 30, 2010, as compared to 1.365 for the same period in 2009.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

Since January 1, 2008, 91 of Shurgard Europe’s wholly owned facilities (the “Europe Same Store Facilities”) have been operating on a stabilized basis.  During the quarter ended September 30, 2010, we removed two facilities from the Europe Same Store Facilities because they were no longer stabilized, and as a result the number of such facilities declined from 93 to 91.  The following table reflects the operating results of these 91 facilities.  Comparisons should not be made between this group of 91 facilities and amounts presented for the former group of 93 facilities.  We account for our investment in Shurgard Europe on the equity method of accounting; accordingly, our pro-rata share of the operating results for these facilities is included in “equity in earnings of real estate entities” on our condensed consolidated statements of income.

Selected Operating Data for the 91 facilities wholly owned by Shurgard Europe and operated on a stabilized basis since January 1, 2008 (“Europe Same Store Facilities”):	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
Rental income	$27,581	$27,243	1.2%	$82,198	$80,926	1.6%
Late charges and administrative fees collected	467	454	2.9%	1,376	1,315	4.6%
Total revenues	28,048	27,697	1.3%	83,574	82,241	1.6%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	1,335	1,421	(6.1)%	4,097	4,247	(3.5)%
Direct property payroll	3,342	3,090	8.2%	9,784	9,674	1.1%
Advertising and promotion	1,209	997	21.3%	2,900	3,930	(26.2)%
Utilities	492	437	12.6%	1,765	1,732	1.9%
Repairs and maintenance	748	740	1.1%	2,139	2,243	(4.6)%
Property insurance	144	156	(7.7)%	454	495	(8.3)%
Other costs of management	4,239	3,997	6.1%	12,702	11,970	6.1%
Total cost of operations	11,509	10,838	6.2%	33,841	34,291	(1.3)%

Net operating income (b)	$16,539	$16,859	(1.9)%	$49,733	$47,950	3.7%

Gross margin	59.0%	60.9%	(3.1)%	59.5%	58.3%	2.1%
Weighted average for the period:
Square foot occupancy (c)	85.7%	87.2%	(1.7)%	85.4%	86.0%	(0.7)%
Realized annual rent per occupied square foot (d)(e)	$25.75	$25.00	3.0%	$25.67	$25.10	2.3%
REVPAF (e)(f)	$22.07	$21.80	1.2%	$21.92	$21.58	1.6%
Weighted average at September 30:
Square foot occupancy				85.6%	87.2%	(1.8)%
In place annual rent per occupied square foot (g)				$27.41	$26.48	3.5%
Total net rentable square feet (in thousands)				4,999	4,999	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.289	1.289	-	1.316	1.316	-
Actual historical exchange rates	1.289	1.428	(9.7)%	1.316	1.365	(3.6)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and nine months ended September 30, 2009 have been restated using the actual exchange rate for the three and nine months ended September 30, 2010, respectively.

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

Shurgard Europe’s operations were impacted in 2009 by the same trends in self-storage demand that our domestic facilities faced.  Trends in Europe have improved more quickly than in our U.S. operations, with year-over-year revenue growth improving from a 3.2% reduction in the three months ended September 30, 2009, to a 1.9% reduction in the three months ended December 31, 2009, to a 1.3% increase in the three months ended March 31, 2010, and to a 2.2% increase in the three months ended June 30, 2010.  In the most recent quarter ended September 30, 2010, revenue trends changed, with a 1.3% increase.  At September 30, 2010, in place rental rates were 3.5% higher and average square foot occupancy was down 1.8%, as compared to September 30, 2009.

Net operating income decreased 1.9% in the three months ended September 30, 2010 and increased 3.7% in the nine months ended September 30, 2010 as compared to the same periods in 2009.  The decrease in the three months ended September 30, 2010 as compared to the same period in 2009 is due to increased payroll expenses and advertising and promotion costs, partially offset by a 1.3% increase in revenues.  The increase in the nine months ended September 30, 2010 as compared to the same period in the 2009 is due primarily to a 1.6% increase in revenue as well as decreased advertising and promotion costs.  The revenue increases in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 were primarily caused by higher rental income as a result of an increase in average realized annual rental rates per occupied square foot partially offset by a decrease in average occupancy levels.

Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.

In Note 4 to our September 30, 2010 condensed consolidated financial statements, we disclose Shurgard Europe’s condensed consolidated operating results for the three and nine months ended September 30, 2010 and 2009.  Shurgard Europe’s condensed consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Other Investments:  The “Other Investments” at September 30, 2010 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our September 30, 2010 condensed consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 10 to our September 30, 2010 condensed consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our condensed consolidated statements of income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Change	2010	2009	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$16,770	$15,971	$799	$49,051	$47,053	$1,998
Commercial	3,496	3,753	(257)	10,709	11,124	(415)
Merchandise and other	6,322	8,076	(1,754)	19,063	23,564	(4,501)
Total revenues	26,588	27,800	(1,212)	78,823	81,741	(2,918)

Ancillary Cost of Operations:
Tenant reinsurance	1,065	700	365	6,877	7,138	(261)
Commercial	1,500	1,440	60	4,349	4,309	40
Merchandise and other	4,526	5,353	(827)	13,834	16,073	(2,239)
Total cost of operations	7,091	7,493	(402)	25,060	27,520	(2,460)

Depreciation – commercial operations:	655	652	3	1,965	2,304	(339)

Ancillary net income:
Tenant reinsurance	15,705	15,271	434	42,174	39,915	2,259
Commercial	1,341	1,661	(320)	4,395	4,511	(116)
Merchandise and other	1,796	2,723	(927)	5,229	7,491	(2,262)
Total ancillary net income	$18,842	$19,655	$(813)	$51,798	$51,917	$(119)

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities.  The revenues that we record are based upon premiums that we reinsure.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Included in cost of operations for the three and nine months ended September 2010 and 2009 were reductions of $1,650,000 and $2,031,000, respectively, related to changes in accounting estimates.

The increase in tenant reinsurance revenues over the past year was primarily attributable to an increase in the percentage of our existing tenants retaining such policies.  Approximately 59% of our tenants had such policies at September 30, 2010 as compared to 58% at September 30, 2009.  We believe that the level of tenant reinsurance revenues in the remainder of 2010 will be consistent with the growth experienced in the third quarter compared to the same period last year.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.  Merchandise net income for the three and nine months ended September 30, 2010 has been negatively impacted by reduced volume and pricing.

Other Income and Expense Items

Interest and other income: Interest and other income was $6,775,000 and $22,023,000 for the three and nine months ended September 30, 2010, respectively, as compared to $6,857,000 and $22,006,000 for the same periods in 2009 and is comprised primarily of interest earned on the loan receivable from Shurgard Europe and, to a lesser extent, interest earned on uninvested cash balances.  Interest earned on our uninvested cash balances has been minimal due to historically low interest rates (approximately 0.1% for the three months ended September 30, 2010) which have decreased in the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

We realized a decrease in interest and other income from Shurgard Europe from $6,254,000 during the three months ended September 30, 2009 to $6,164,000 for the same period in 2010, due primarily to a reduction in the average exchange rate of the Euro to the U.S. Dollar to 1.289 for the three months ended September 30, 2010 as compared to 1.428 for the same period in 2009, offset partially by an increase in the interest rate from 7.5% to 9.0%, effective November 1, 2009, in connection with an extension of the note receivable from Shurgard Europe.  We realized an increase in interest and other income from Shurgard Europe from $17,608,000 for the nine months ended September 30, 2009 to $18,837,000 during the same period in 2010, due to the aforementioned increase in interest rate on the note receivable from Shugard Europe, offset by a decrease in the average exchange rate of the Euro to the U.S. Dollar to 1.365 for the three months ended September 30, 2010 as compared to 1.316 for the same period in 2009.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our condensed consolidated statements of income.

The note receivable from Shurgard Europe, denominated in Euros, totaling €378.7 million ($515.4 million) as of September 30, 2010, matures in March 31, 2013.  During the nine months ended September 30, 2010, Shurgard Europe repaid €13.2 million ($18.9 million) on the note.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

Depreciation and amortization: Depreciation and amortization expense was $92,648,000 and $262,359,000 for the three and nine months ended September 30, 2010, respectively, as compared to $85,670,000 and $253,844,000 for the same periods in 2009.

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2010, as compared to the same periods in 2009 is primarily due to amortization of the tenant intangible assets we acquired in connection with the acquisition of 38 self-storage facilities during the three and nine months ended September 30, 2010, respectively.  Amortization expense with respect to tenant intangible assets was $5,764,000 and $9,078,000 for the three and nine months ended September 30, 2010, respectively, as compared to $1,145,000 and $4,434,000 for the same periods in 2009.  We expect approximately $4.0 million in intangible amortization during the three months ending December 31, 2010, with respect to our intangible assets at September 30, 2010, primarily attributable to the 38 self-storage facilities we acquired in the nine months ended September 30, 2010.  Future intangible amortization will also depend upon the level of acquisitions of facilities that have tenants in place.

General and administrative expense: General and administrative expense was $8,910,000 and $29,068,000 for the three and nine months ended September 30, 2010, respectively, as compared to $8,654,000 and $26,532,000 for the same periods in 2009.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and merger and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation.  During the three and nine months ended September 30, 2010, we incurred $0.8 million and $2.4 million, respectively, of expenses related to the acquisitions.

We expect ongoing general and administrative expense to approximate $8 million to $10 million per quarter.

Interest expense: Interest expense was $7,838,000 and $22,455,000 for the three and nine months ended September 30, 2010, respectively, as compared to $7,289,000 and $22,705,000 for the same periods in 2009.

The increase for the three months ended September 30, 2010 as compared to the same period in 2009 is due to $625,000 in interest expense on debt we assumed in connection with property acquisitions during the quarter ended June 30, 2010.  The decline for the nine months ended September 30, 2010 is due primarily to the early retirement in February 2009 of $110.2 million face amount of senior unsecured debt, offset partially by $755,000 in interest expense on debt assumed in connection with property acquisitions during the quarter ended June 30, 2010.

See Note 5 to our September 30, 2010 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Capitalized interest expense totaled $128,000 and $320,000 for the three and nine months ended September 30, 2010, respectively, as compared to $200,000 and $547,000 for the same periods in 2009, in connection with our development activities.

Foreign Exchange Gain (Loss): Our loan receivable from Shurgard Europe is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded foreign currency translation gains of $55,455,000 and foreign currency translation losses of $28,592,000 in the three and nine months ended September 30, 2010, respectively, as compared to foreign currency translation gains of $21,429,000 and $19,901,000 for the same periods in 2009, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.361, 1.221 and 1.433 at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.459, 1.405 and 1.409 at September 30, 2009, June 30, 2009 and December 31, 2008, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

Discontinued Operations: Discontinued operations includes the historical operations of our containerized storage and truck operations that were discontinued in 2009 and the operations of certain self-storage facilities that were discontinued.  In addition to the pre-disposal ongoing revenues and expenses of these operations, discontinued operations includes the following items: (i) gains on disposition of discontinued self-storage facilities totaling approximately $2,707,000 and $7,794,000 for the three and nine months ended September 30, 2010, respectively, compared to gains of $1,837,000 and $6,018,000 for the three and nine months ended September 30, 2009, respectively, (ii) $3,500,000 in costs associated with the disposal of trucks recorded in the nine months ended September 30, 2009, and (iii) impairment charges associated with terminated ground leases totaling $595,000 for the nine months ended September 30, 2010, compared to $8,205,000 recorded for the nine months ended September 30, 2009.

Liquidity and Capital Resources

We have $513.5 million of cash and $102.1 million in short-term investments in high-grade corporate securities at September 30, 2010.  We believe that our cash, the cash that we expect to receive upon maturity of the marketable securities, and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distributions requirements to our shareholders for the foreseeable future.

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

	For the Nine Months Ended September 30,
	2010	2009
	(Amount in thousands)
Net cash provided by operating activities (a)	$821,714	$837,529
Capital improvements to maintain our facilities	(68,628)	(52,449)
Remaining operating cash flow available for distributions to equity holders	753,086	785,080

Distributions paid to noncontrolling interests:
Preferred partnership units	(5,438)	(7,643)
Other noncontrolling interests	(13,216)	(12,637)

Cash from operations allocable to Public Storage shareholders	734,432	764,800
Distributions paid to Public Storage shareholders:
Preferred shareholders	(174,509)	(174,324)
Equity Shares, Series A shareholders	(5,131)	(15,393)
Holders of restricted share units	(1,194)	(1,006)
Common shareholders ($2.25 per share for 2010 and $1.65 per share for 2009)	(379,909)	(277,784)

Cash from operations available for principal payments on debt and reinvestment (b)	$173,689	$296,293

(a)	Represents net cash provided by operating activities for each respective nine month period as presented in our September 30, 2010 condensed consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization and a conservative dividend payout ratio with respect to the common shares.  We expect to fund our long-term growth strategies and debt obligations with (i) cash and marketable securities at September 30, 2010, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments:  At September 30, 2010, we had approximately $513.5 million of cash and $102.1 million of short-term investments in high-grade corporate securities.  We also have access to our $300 million line of credit which does not expire until March 27, 2012.  On October 7, 2010, we raised net proceeds of $121.2 million from the issuance of the Series P Cumulative Preferred Shares.  Our capital commitments after September 30, 2010, for the next year of approximately $364.7 million include (i) $100.4 million paid to redeem our Series J Preferred Partnership Units, (ii) $108.8 million to redeem our Series B Cumulative Preferred Shares, (iii) $141.1 million in principal payments on debt and (iv) $14.4 million for the aforementioned acquisition of four facilities.  We have no further significant commitments until 2013, when $265.6 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at November 5, 2010.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress experienced in late 2008 and early 2009, and we have recently issued preferred shares at favorable rates (In April and May, 2010, we issued cumulative preferred shares at a rate of 6.875% for gross proceeds of $145 million, and in October 2010 we issued cumulative preferred shares at a rate of 6.500% for gross proceeds of $125 million).  Despite our recent issuances of preferred equity, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At September 30, 2010, outstanding debt totaled approximately $589.5 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2010 (remainder)	$263	$4,842	$5,105
2011	103,533	46,339	149,872
2012	-	70,761	70,761
2013	186,460	79,126	265,586
2014	-	49,112	49,112
Thereafter	-	49,082	49,082
	$290,256	$299,262	$589,518

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At September 30, 2010, we have 1,926 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Improvement Requirements: During the nine months ended September 30, 2010, we incurred capital improvements of approximately $68.6 million.  During the remainder of 2010, we expect to incur an additional $13 million for capital improvements with respect to the facilities we own at September 30, 2010.  Aggregate expenditures for 2010 include $7 million in capital expenditures to rebrand and improve the 38 self-storage facilities we acquired in the nine months ended September 30, 2010.  Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio.

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

Aggregate distributions paid during the three and nine months ended September 30, 2010 totaled $193.1 million and $560.7 million, respectively.  Distributions paid in the nine months ended September 30, 2010 consist of the following (amounts in thousands):

Cumulative preferred shareholders	$174,509
Equity Shares, Series A shareholders	5,131
Common shareholders and restricted share unitholders	381,103
Total REIT qualifying distributions	$560,743

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at September 30, 2010, including the impact of the aforementioned issuance on October 7, 2010 of our Series P Cumulative Preferred Shares and the redemption on November 5, 2010 of our Cumulative Preferred Shares, Series B, to be approximately $230 million per year.  We redeemed the Equity Shares, Series A on April 15, 2010 and no further distributions will be paid after March 31, 2010.

On November 4, 2010, our Board of Trustees declared a regular common dividend of $0.80 per common share.  Our consistent, long-term dividend policy has been to only distribute our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are also obligated to pay distributions to non-controlling interests in our consolidated subsidiaries.  During the nine months ended September 30, 2010, we paid distributions totaling $5.4 million with respect to preferred partnership units.  On October 25, 2010, we repurchased all of our remaining preferred partnership units which had an annual distribution requirement of $7.3 million, and no further distributions will be paid past the repurchase date.  In addition, we are required to pay distributions to other noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $13,216,000 and $12,637,000 in the nine months ended September 30, 2010 and 2009, respectively, which represents our expectations with respect to future distribution levels.

Obligations with Respect to Acquisition and Development Activities: At September 30, 2010, we are under contract to acquire four self-storage facilities for an aggregate of $14.4 million.  These acquisitions are subject to customary closing conditions and due diligence, and there can be no assurance that these acquisitions will be completed.  During the remainder of 2010, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  We have a minimal development pipeline at September 30, 2010 and have no current plan to expand our development activities.  We plan on financing these activities with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of September 30, 2010, Shurgard Europe owed us €378.7 million ($515.4 million at September 30, 2010) pursuant to a loan agreement.  Effective October 31, 2009, the terms of the loan were modified to increase the interest rate from 7.5% to 9.0% per annum and the maturity date was extended from March 31, 2010 to March 31, 2013.  All other material terms and covenants remain the same.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  During the nine months ended September 30, 2010, Shurgard Europe repaid €13.2 million ($18.9 million) of the loan.  Future payments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.

Shurgard Europe has a 20% interest in two joint ventures (First Shurgard and Second Shurgard).  The two joint ventures collectively had approximately €213 million ($290 million) of outstanding debt payable to third parties at September 30, 2010, which is non-recourse to Shurgard Europe.  One of the joint venture loans, totaling €99 million ($135 million), is due May 2011 and the other joint venture loan, totaling €114 million ($155 million), was recently refinanced and is now due in July 2013.  Both joint venture loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe or any third party.

Shurgard Europe and its joint venture partner each have the option to initiate a liquidation of First Shurgard or Second Shurgard.  Under the terms of the governing agreements, initiating a liquidation would result, if the process is not otherwise halted by the initiating party, in either a sale of interests between the two partners or, in certain circumstances, the sale of assets to a third party.  It is Shurgard Europe’s desire to acquire its joint venture partner’s interests in First Shurgard and Second Shurgard at some point in the future.  There is no assurance that such an acquisition would occur (or the timing thereof), and would depend upon Shurgard Europe’s available capital, comparison to other investment alternatives, the potential value of the properties to a third party, and the joint venture partner’s desire to sell at a price that would be attractive to Shurgard Europe.

Redemption of Preferred Securities: As of September 30, 2010, several series of our preferred securities were redeemable at our option upon at least 30 days notice.  These series (excluding the Series B Cumulative Preferred Shares that we already called for redemption) have annual dividend rates ranging from 6.125% to 6.750% and have an aggregate redemption value of approximately $1.1 billion.  The timing of redemption of any of these series of preferred securities will depend upon many factors including when, or if, market conditions improve such that we can issue new preferred shares at a lower cost of capital than the shares that would be redeemed.

On August 3, 2010, we repurchased 400,000 shares of our 6.850% Cumulative Preferred Shares Series Y, at a total cost of $9,200,000.  On October 4, 2010, we called for redemption our Series B Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on November 5, 2010, is $108,750,000.

On October 25, 2010, we repurchased all our 7.25% Series J Preferred Partnership units for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  These preferred units were otherwise redeemable at par on May 9, 2011.

Repurchases of Company’s Common Stock: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three and nine months ended September 30, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 5, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2010 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2010 (Remainder)	2011	2012	2013	2014	Thereafter

Long-term debt (1)	$661,707	$12,795	$174,927	$91,697	$275,539	$53,035	$53,714

Operating leases (2)	86,409	1,608	5,301	4,967	4,750	4,698	65,085

Construction commitments (3)	19,490	5,970	13,520	-	-	-	-

Total	$767,606	$20,373	$193,748	$96,664	$280,289	$57,733	$118,799

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 5 to our September 30, 2010 condensed consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable, however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at September 30, 2010.

Subsequent to September 30, 2010, we called for redemption our 7.125% Series B Cumulative Preferred Shares.  These shares will be redeemed on November 5, 2010 for an aggregate of $109 million, excluding any accrued and unpaid dividends.  On October 25, 2010, we repurchased our 7.25% Series J Preferred Partnership units for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  These preferred units were otherwise redeemable at par on May 9, 2011.  These amounts are not included in the table above as they were not an obligation at September 30, 2010.

Off-Balance Sheet Arrangements: At September 30, 2010 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At September 30, 2010, our debt as a percentage of total equity (based on book values) was 6.7%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At September 30, 2010, our Series W, Series X, Series Y, Series Z, Series A, Series B, Series C, Series D, Series E and Series F preferred shares are currently redeemable by us at our option.  under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 7 to our September 30, 2010 condensed consolidated financial statements.

Our market risk sensitive instruments include notes payable, which totaled $589,518,000 at September 30, 2010.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $268.6 million at September 30, 2010.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €378.7 million ($515.4.0 million) at September 30, 2010.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2010 (dollar amounts in thousands).

	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	$5,105	$149,872	$70,761	$265,586	$49,112	$49,082	$589,518	$612,297
Average interest rate	5.38%	5.37%	5.38%	5.18%	4.95%	4.95%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of September 30, 2010, we have no borrowings under our line of credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 5, 2010, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2010.  During the nine months ended September 30, 2010, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Repurchases

During August, 2010, we repurchased 400,000 of our 6.850% Cumulative Preferred Shares Series Y with a carrying value of $10.0 million for an aggregate of $9.2 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our repurchases of certain of our outstanding Cumulative Preferred Shares, Series Y during the three months ended September 30, 2010:

Period Covered	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2010 – July 31, 2010	-	-
August 1, 2010 – August 31, 2010
Preferred Shares - Series Y	400,000	$23.00
September 1, 2010 – September 30, 2010	-	-
Total	400,000	$23.00

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

DATED:	November 5, 2010
PUBLIC STORAGE
By:	/s/ John Reyes
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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.14	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.16	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.22
Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series P.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

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

10.27*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.28*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.29*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.
10.30*	Employment Agreement and General Release between Registrant and Mark Good. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 28, 2010 and incorporated herein by reference.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
31.1.	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF**	XBRL Taxonomy Extension Definition Linkbase
101 .LAB**	XBRL Taxonomy Extension Label Linkbase
101 .PRE**	XBRL Taxonomy Extension Presentation Link

_	(1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

**	Furnished herewith.