Form 10-K
period 2010-12-31
Public Storage
filed 2011-03-01
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

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
(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.250% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.125% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.600% Cumulative Preferred Share, Series C $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.180% Cumulative Preferred Share, Series D $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred Share, Series E $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series F $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series G $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.950% Cumulative Preferred Share, Series H $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred Share, Series I $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.250% Cumulative Preferred Share, Series K $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.750% Cumulative Preferred Share, Series L $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.625% Cumulative Preferred Share, Series M $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series N $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.875% Cumulative Preferred Share, Series O $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series P $.01 par value	New York Stock Exchange
Common Shares, $.10 par value	New York Stock Exchange

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
 Yes [X]                         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]                                          Accelerated Filer [   ]                           Non-accelerated Filer [   ]      Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [   ]                       No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2010:

Common Shares, $0.10 Par Value - $12,341,151,000 (computed on the basis of $87.91 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2010).

As of February 24, 2011, there were 170,435,633 outstanding Common Shares, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”) and the following:

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

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

General

Public Storage was organized in 1980.  Effective June 1, 2007, we reorganized Public Storage, Inc. into Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland real estate investment trust (“REIT”).  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (“U.S.”). We also have equity interests in Shurgard Europe, a private company that we believe is the largest owner and operator of self-storage facilities in Western Europe, and in PS Business Parks, Inc., a public company whose business activities primarily include the ownership and operations of commercial properties.

At December 31, 2010, we operate within three reportable segments:

(i)
Domestic Self-Storage segment which includes our direct and indirect equity interests in 2,048 self-storage facilities (130 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)
Europe Self-Storage segment which comprises (a) our 49% equity interest in Shurgard Europe which has direct and indirect equity interests in 188 self-storage facilities (10 million net rentable square feet of space) located in seven countries in Western Europe which operate under the “Shurgard” brand name and (b) one facility located in the United Kingdom that we wholly own.

(iii)
Commercial segment which includes our direct and indirect equity interests in approximately 24 million net rentable square feet of commercial space located in 11 states in the U.S., including our 41% ownership interest in PS Business Parks, Inc. (“PSB”), a publicly traded REIT whose common stock trades on the New York Stock Exchange under the symbol “PSB”.  This commercial space is primarily operated under the “PS Business Parks” brand name.

See Note 11 to our December 31, 2010 consolidated financial statements for further discussion with respect to our reportable segments.

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

The Impact of Current Economic Factors

Our business has been negatively affected by the recessionary environment experienced in 2008 through 2010.  Occupancies, rental rates and overall rental income at our facilities came under pressure as demand for self-storage space softened.  We responded by reducing rental rates, increasing promotional discounts, and increasing our marketing activities to stimulate additional demand for our storage space and increase our market share.  Revenues generated by our Same Store facilities decreased from $1.468 billion in 2008 to $1.423 billion in 2009, representing a reduction of 3.1%.  Our operating metrics began to stabilize in the latter part of 2009 and started to improve as we moved into the second half of 2010.  Revenues generated by our Same Store facilities stabilized in 2010 at $1.428 billion, flat as compared to 2009.

See “Growth and Investment Strategies” and “Financing of the Company’s Growth Strategies” below for more information regarding our long-term strategy to grow the cash flows and equity values of the Company.

Competition

Self-storage facilities generally draw customers who either reside or have their businesses located within a three to five mile radius.  Many of our facilities operate within three to five miles of well-located and well-managed competitors that seek the same group of customers. Many of our competitors utilize the same marketing channels we use, including yellow page advertising, Internet advertising, as well as signage and banners.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 5% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own approximately 10% of the aggregate self-storage space in the U.S., with the remaining 90% owned by numerous private regional and local operators.  This market fragmentation enhances the advantage of our economies of scale and our brand relative to other operators (see “Business Attributes – Economies of Scale” below), and provides an opportunity for growth through acquisitions over the long term.

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

On-line reservation and marketing system: We also provide customers the ability to review space availability, pricing, and make reservations online through our website, www.publicstorage.com.  We invest extensively in advertising on the Internet, primarily through the use of search engines.

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2010, we operated 2,048 self-storage facilities in which we had an interest with over one million self-storage spaces rented.   These facilities are generally located in major markets within 38 states in the U.S.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, pricing of our product, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

The concentration of most of our properties in major metropolitan centers makes various promotional and media programs, such as yellow pages, Internet keyword bidding, and television advertising, more economical for us than for our competitors.  We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators.  Our large market share relative to our competitors, along with our well-recognized brand name, increases the likelihood that our facilities will appear in response to queries in search engines such as Google, and allows us to bid aggressively and efficiently for multiple-keyword advertising.  In addition, we are able to market efficiently using television as a media source.

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

Complementary ancillary operations: We also sell retail items associated with the storage business (locks, cardboard boxes and packing supplies) and reinsure policies issued to our tenants against lost or damaged goods stored by our tenants.  We believe these activities supplement our existing self-storage business by further meeting the needs of our customers.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring facilities, (iii) developing or redeveloping existing real estate facilities, (iv) participating in the growth of commercial facilities, primarily through our investment in PSB, and (v) participate in the growth of Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of investment alternatives.

Improve the operating performance of existing facilities: We seek to increase the net cash flow generated by our existing self-storage facilities by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our facilities relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling operating costs.  We believe that our property management personnel and systems, combined with our national telephone reservation system and media advertising programs will continue to enhance our ability to meet these goals.  See Item 7. “Management’s Discussion and Analysis” below for further information regarding our expectation in the short-run with respect to our operating results.

Acquire properties owned or operated by others in the U.S.: We seek to expand our portfolio by acquiring well-located facilities, at generally attractive pricing.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities and capitalize on the overall fragmentation in the self-storage industry.  Data on the rental rates and occupancy levels of our existing facilities, which are often located in proximity to potential acquisition candidates, provide us an advantage in evaluating the potential of acquisition opportunities. During 2008 and 2009, there were few acquisition opportunities.  We have increased our acquisitions of self-storage facilities in 2010 as more opportunities became available.  During 2010, we acquired 42 facilities (2.7 million net rentable square feet) for approximately $239.6 million.  While there can be no assurance, we believe that additional acquisition opportunities may materialize in 2011.  In January 2011, we acquired five facilities (386,000 net rentable square feet) in Nevada for approximately $19.5 million.

Development of real estate facilities: We believe that in the long-run, development of new storage locations and expansion of our existing self-storage facilities represent an important part of our growth strategy.  New locations can be developed to meet customer needs and expand our geographic reach, generally within our existing markets.  In addition, existing facilities can be expanded or enhanced to provide additional amenities such as climate control, to better capitalize on increased population density in certain facilities’ local market area.    However, due to the challenging operating environment, we substantially curtailed our development activities beginning in 2008.  We continue to have a nominal development pipeline at December 31, 2010.  Shurgard Europe has similarly reduced its development activities (see “Capitalize on the Potential for Growth in Europe” below).

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.: At December 31, 2010, we had a 41% interest in PSB and its operating partnership which consisted of 5,801,606 shares of common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  At December 31, 2010, PSB owned and operated approximately 21.8 million net rentable square feet of commercial space located in eight states in the U.S.  During 2008 through 2010, the recession in the U.S. impacted PSB, resulting in a decrease in rental income for PSB’s “same park” facilities.  It is uncertain what impact the current recessionary trends will have on PSB’s future occupancy levels and rental rents.  Due to capital market dislocations and other factors, PSB did not acquire any new commercial space in 2009 and 2008; however, in 2010, PSB acquired a total of 2.4 million net rentable square feet of commercial space for an aggregate cost of approximately $301.7 million.  On February 9, 2011, we loaned PSB $121 million which PSB used to re-pay borrowings against their credit facility and repurchase preferred stock.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85%.

Capitalize on the potential for growth in Europe:  On March 31, 2008, we entered into a transaction with an institutional investor whereby the investor acquired a 51% interest in Shurgard Europe.  Shurgard Europe held substantially all of our operations in Europe.  Since March 31, 2008, we own the remaining 49% interest and are the managing member of Shurgard European Holdings LLC, a joint venture formed to own Shurgard Europe’s operations.

We believe that Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.  At December 31, 2010, Shurgard Europe’s operations comprise 188 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 116 wholly owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Shurgard Europe operates in seven markets in Western Europe:  the French market (principally Paris), the Swedish market (principally Stockholm), the United Kingdom market (principally London), the Dutch market, the Belgian market, the Danish market (principally Copenhagen) and the German market.

In contrast to the U.S., the European self-storage industry is relatively immature.  In each of the markets that Shurgard Europe operates, customer awareness of the product is relatively low and ownership of self-storage facilities remains fragmented.  Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive option as product knowledge and availability of additional self-storage facilities grows.  Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies, and more consumer familiarity could result in a significant increase in demand in the long-term.

In the longer term, we believe that there is significant growth potential in Europe to expand the number of facilities owned either through development, acquisition, and consolidation, even if the density of self-storage in Europe does not ultimately approach the levels in the U.S.  Capitalizing on this opportunity will require a significant amount of capital and currently Shurgard Europe’s ability to raise capital at attractive rates from the European public debt and equity markets, as well as from banks, is constrained.  In addition, Shurgard Europe faces refinancing risk, as approximately $125.2 million (€94.5 million) and $147.5 million (€111.3 million) of debt owed by joint ventures matures in May 2011, with a right to extend one year, and July 2013, respectively, and approximately $495.2 million (€373.7 million) in a loan payable to us becomes due in March 2013.  Due to these capital constraints and refinancing risks, Shurgard Europe has interrupted its development and growth plans.  At such time that public market capital or bank debt becomes available to Shurgard Europe at attractive rates, and economic trends improve, development and growth may recommence; however, there can be no assurance that such development and growth will ultimately recommence and at what levels.

Financing of the Company’s Growth Strategies

Overview of financing strategy:  Over the past three years we funded the cash portion of our acquisition and development activities with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities).  We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.’’  Our present intention is to continue to finance substantially all our growth with cash and marketable securities on hand ($558.5 million at December 31, 2010), internally generated cash flows and permanent capital.

Impact of Current Capital Markets: Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets in the U.S. have improved from the severe stress experienced in late 2008 and early 2009, and we have recently issued preferred shares at favorable rates (in April and May, 2010, we issued cumulative preferred shares at a rate of 6.875% for gross proceeds of $145 million, and in October 2010 we issued cumulative preferred shares at a rate of 6.500% for gross proceeds of $125 million).  Despite our recent issuances of preferred equity, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find attractive.

Borrowing: We have in the past used our $300 million revolving line of credit as temporary “bridge” financing, and repaid those amounts with permanent capital.  Our debt outstanding currently represents debt that was assumed either in connection with property acquisitions or in connection with the merger with Shurgard in 2006.  When we have assumed such debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it economically disadvantageous to prepay.  While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below.

Our senior debt was recently upgraded to an “A” credit rating by Standard and Poor’s.  Notwithstanding our desire is to continue to meet our capital needs with preferred and common equity, this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt in the current markets if we were to choose to do so.

Issuance of securities in exchange for property: We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

Joint Venture financing: We have formed and may form additional joint ventures to facilitate the funding of future developments or acquisitions.

Disposition of properties: Disposition of properties to raise capital has not been one of our strategies. Generally, we have disposed of self-storage facilities only because of condemnation proceedings, which compel us to sell.  We do not presently intend to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

Investments in Real Estate and Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our Board of Trustees without a shareholder vote:

•
Our investments primarily consist of direct ownership of self-storage facilities (the nature of our self-storage facilities is described in Item 2, “Properties”), as well as partial interests in entities that own self-storage facilities.

•
Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the “Public Storage” brand name in the U.S., as well as storage facilities managed in Europe under the “Shurgard” brand name which are owned by Shurgard Europe.

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

Facilities Owned by Subsidiaries

In addition to our direct ownership of 1,922 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2010, we have controlling indirect interests in entities that own 107 self-storage facilities in the U.S. with approximately 6 million net rentable square feet.  Due to our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Entities

At December 31, 2010, we had ownership interests in (i) PSB, which owned approximately 21.8 million net rentable square feet of commercial space at December 31, 2010, (ii) Shurgard Europe, which had ownership interests in 188 facilities with approximately 10 million net rentable square feet of storage space, and (iii) various affiliated limited partnerships that own an aggregate of 19 self-storage facilities with approximately 1 million net rentable square feet of storage space.  Collectively these entities are referred to as the “Unconsolidated Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that are not included in our consolidated financial statements.  The limited partnerships have no significant amounts of debt or other obligations.  See Note 5 to our December 31, 2010 consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Entities.

Limitations on Debt

Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in a ratio of ''Debt'' to ''Assets'' (the ''Debt Ratio'') in excess of 50%.  As of December 31, 2010, the Debt Ratio was approximately 4%.  ''Debt'' means the liabilities (other than ''accrued and other liabilities'' and “redeemable noncontrolling interests'') that should, in accordance with U.S. generally accepted accounting principles, be reflected on our consolidated balance sheet at the time of determination.  ''Assets'' means our total assets before a reduction for accumulated depreciation and amortization that should, in accordance with U.S. generally accepted accounting principles, be reflected on the consolidated balance sheet at the time of determination.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.

Employees

We have approximately 4,900 employees in the U.S. at December 31, 2010 who render services on behalf of the Company, primarily personnel engaged in property operations.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At December 31, 2010, there were approximately 621,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.4 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.4 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

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

The value of our investments may be reduced by general risks of real estate ownership.    Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

•	lack of demand for rental spaces or units in a locale;

•	changes in general economic or local conditions;

•	natural disasters, such as earthquakes, hurricanes and floods; which could exceed the aggregate limits of our insurance coverage;

•	potential terrorist attacks;

•	changes in supply of or demand for similar or competing facilities in an area;

•	the impact of environmental protection laws;

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

In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers.  This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 13 under “Insurance and Loss Exposure” to our December 31, 2010 consolidated financial statements.

There is significant competition among self-storage facilities and from other storage alternatives.    Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2010.  Local market conditions play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

We have conducted preliminary environmental assessments of most of our properties (and conduct these assessments in connection with property acquisitions) to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties.  These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity.  In connection with these property assessments, our operations and recent property acquisitions, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities.   In circumstances where our environmental assessments disclose potential or actual contamination, we may attempt to obtain purchase price adjustments or indemnifications and, in appropriate circumstances, we obtain limited environmental insurance in connection with the properties acquired, but we cannot assure you that such protections will be sufficient to cover actual future liabilities nor that our assessments have identified all such risks. Although we cannot provide any assurance, based on the preliminary environmental assessments, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

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

Delays in development and fill-up of our properties would reduce our profitability.    From January 1, 2006, through December 31, 2010, we invested $106 million in development costs with respect to 11 new facilities.  Shurgard Europe has developed and opened 41 facilities since January 1, 2006 at a cost of approximately $317 million.  Development and fill-up of these storage facilities is subject to significant contingencies such as obtaining appropriate governmental approvals.  If we or Shurgard Europe were to commence significant development of facilities, construction delays due to weather, unforeseen site conditions, the need to obtain governmental approvals, personnel problems, and other factors, as well as cost overruns, would adversely affect our profitability.  Delays in the rent-up of newly developed storage space as a result of competition, reductions in storage demand, or other factors, would adversely affect our profitability.

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

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures.    All our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”).  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities.  Various state laws impose similar requirements.  A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance.  In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations.  Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims.    From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

Global economic conditions adversely affect our business, financial condition, growth and access to capital.

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

Although conditions in financial and credit markets improved during 2010, our ability to issue preferred shares or borrow at reasonable rates has been in the past, and may in the future be adversely affected by challenging credit market conditions.  The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business.  While we currently believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual, turbulence in the credit markets and in the national economy could adversely affect our access to capital and adversely impact earnings growth that might otherwise result from the acquisition and development of real estate facilities.

The acquisition of existing properties is a significant component of our long-term growth strategy, and  acquisitions of existing properties are subject to risks that may adversely affect our growth and financial results.

We acquire existing properties, either in individual transactions or as part of the acquisition of other storage operators.  In addition to the general risks related to real estate described above which may also adversely impact operations at acquired properties, we are also subject to the following risks in connection with property acquisitions and the integration of acquired properties into our operations.

Any failure to manage acquisitions and other significant transactions and to successfully integrate acquired operations into our existing business could negatively impact our financial results.  If acquired facilities are not properly integrated into our system, our financial results may suffer.

To fully realize any anticipated benefits from an acquisition, we must successfully integrate the property into our operating platform that permits cost savings to be realized and targeted revenue levels to be achieved.  It is possible that failures or unexpected circumstances in the integration process could result in a decline in occupancy and/or rental rates at the acquired facilities or our existing properties.  In addition, the integration process generally results in changes to the processes, standards, procedures,  practices, policies and compensation arrangements in the facilities acquired, which can  adversely affect our ability to maintain the existing relationships with tenants and employees. These risks are more pronounced with larger acquisitions.

Acquired properties are subject to property tax reappraisals which may increase our property tax expense. Facilities that we acquire are subject to property tax reappraisal.   The reappraisal process is subject to judgment of governmental agencies regarding estimated real estate values and other factors, and as a result there is a significant degree of uncertainty in estimating the property tax expense of an acquired property.  Reappraisal can result in substantial increases to the ongoing property tax payments as compared to the amounts paid by the seller.  In future or recent acquisitions of properties, if actual property tax expenses following reappraisal exceed what we expected in making the acquisition decision, our operating results could be negatively impacted.

As a result of our ownership of 49% of the international operations of Shurgard Europe with a book value of $264.7 million at December 31, 2010, and our loan to Shurgard Europe aggregating $495.2 million at December 31, 2010, we are exposed to additional risks related to international businesses that may adversely impact our business and financial results.

We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe.  In addition, European operations have specific inherent risks, including without limitation the following:

•
currency risks, including currency fluctuations, which can impact the fair value of our $264.7 million book value equity investment in Shurgard Europe, as well as interest payments and the net proceeds to be received upon repayment of our loan to Shurgard Europe;

•	unexpected changes in legislative and regulatory requirements,

•	potentially adverse tax burdens;

•	burdens of complying with different permitting standards, environmental and labor laws and a wide variety of foreign laws;

•	the potential impact of collective bargaining;

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations;

•	reduced protection for intellectual property in some countries;

•	inability to effectively control less than wholly-owned partnerships and joint ventures; and

•	the importance of local senior management and the potential negative ramifications of the departure of key executives.

      Based upon current market conditions and recent operating result trends of Shurgard Europe, the following specific risks apply with respect to our investment in, and loan to, Shurgard Europe:

•
Joint ventures that Shurgard Europe has a 20% interest in have significant refinancing requirements.  Shurgard Europe’s two joint ventures collectively had approximately €206 million ($273 million) of outstanding debt payable to third parties at December 31, 2010.  These loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe, or any third party.  One of the joint venture loans, totaling €95 million ($126 million), is due May 2011, with a right to extend one year, and the other joint venture loan, totaling €111 million ($147 million), is due in July 2013.

If Shurgard Europe’s joint ventures were unable to refinance or otherwise repay these loans when due, it is our expectation that the loans would be repaid with each joint venture partner contributing their pro rata share towards repayment.  Shurgard Europe’s pro rata share, in the aggregate, would be approximately €41 million ($55 million), which Shurgard Europe would be required to fund either from available cash on hand or equity contributions from Public Storage and our joint venture partner.  Further, it is also possible that Shurgard Europe’s joint venture partner would be unable to contribute its pro rata share to repay the loans and may trigger, through its rights under the related partnership documents, the liquidation of the partnership, which could result in Shurgard Europe’s acquisition of its joint venture partner’s interest or the sale of the properties to third parties, with potential loss or reduction to our investment if the liquidation proceeds were not sufficient.

•
Shurgard Europe’s ability to refinance its $495.2 million loan from us, which is due in March 2013, may be limited due to market conditions.  Shurgard Europe owes us €373.7 million ($495.2 million at December 31, 2010), and this loan is due in March 2013.  If Shurgard Europe is unable to obtain financing to raise funds to repay our loan due to a constrained equity or credit environment or other factors, we may have to negotiate an equity or debt contribution by our joint venture partner to Shurgard Europe, extend the loan, or otherwise exercise our lender rights.

•
Shurgard Europe’s Same Store operating trends were recently negative.  While Shurgard Europe had a 1.7% increase in revenue in the year ended December 31, 2010, Shurgard Europe had negative revenue growth in 2009.  Shurgard Europe could have reductions in Same Store revenues in the future, which would adversely impact their operating results and, as a result, the value of our investment in Shurgard Europe.  Such reductions may negatively impact Shurgard Europe’s liquidity and ability to repay its debt, including the debt owed to Public Storage, due to declining interest coverage ratios and other similar metrics upon which potential lenders typically base their lending decisions.

We are subject to risks related to our ownership of assets in joint venture structures.

We have interests in several joint ventures that may present additional risks, including without limitation, the following:

•	risks related to the financial strength, common business goals and strategies and cooperation of the venture partner;

•	the inability to take some actions with respect to the joint venture activities that we may believe are favorable, if our joint venture partner does not agree;

•	the risk that we could lose our REIT status based upon actions of the joint ventures if we are unable to effectively control these indirect investments;

•	the risk that we may not control the legal entity that has title to the real estate;

•
the risk that our investments in these entities may not be easily sold or readily accepted as collateral by our lenders, or that lenders may view assets held in joint ventures as less favorable as collateral;

•	the risk that the joint ventures could take actions which may negatively impact our preferred shares and debt ratings, to the extent that we could not prevent these actions;

•	the risk that we may be constrained from certain activities of our own that we would otherwise deem favorable, due to non-compete clauses in our joint venture arrangements; and

•	the risk that we will be unable to resolve disputes with our joint venture partners.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2010, B. Wayne Hughes, Chairman of the Board of Trustees and his family (the “Hughes Family”) owned approximately 16.7% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares and also allows for cumulative voting in the election of trustees.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

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

To preserve our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), our declaration of trust contains limitations on the number and value of shares of beneficial interest that any person may own.  These ownership limitations generally limit the ability of a person, other than the Hughes Family (as defined in our declaration of trust) and other than “designated investment entities” (as defined in our declaration of trust), to own more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in each case, in value or number of shares, whichever is more restrictive, unless an exemption is granted by our board of trustees.  These limitations could discourage, delay or prevent a transaction involving a change in control of our company not approved by our board of trustees.

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

We have become increasingly dependent upon automated processes, telecommunications, and the Internet and are faced with system security and system failure risks.

We have become increasingly centralized and dependent upon automated information technology processes, and certain critical components of our operating systems are dependent upon third party providers.  As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted operations at our third party providers.  Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in our third party providers could negatively impact our operations.  In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations.  Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.  Nearly half of our new tenants come from sales channels dependent upon telecommunications (telephone or Internet).

We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

At December 31, 2010, the Hughes Family had ownership interests in, and operated, 52 self-storage facilities in Canada under the name “Public Storage”, which name we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them.  However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.  Although we have no current plans to enter the Canadian self-storage market, if we choose to do so without acquiring the Hughes Family interests in their Canadian self-storage properties, our right to use the Public Storage name in Canada may be shared with the Hughes Family unless we are able to terminate the license agreement.

Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada in which the Hughes Family has ownership interests.  We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH.  During the years ended December 31, 2010, 2009 and 2008, we received $605,000, $642,000 and $768,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since PSICH’s right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities.  Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations.  Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction.  No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past.  For the year ended December 31, 2010, revenues from our tenant reinsurance business represented approximately 4% of our revenues.

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

We are headquartered in, and approximately one-fifth of our properties in the U.S. are located in, California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B.                      Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

At December 31, 2010, we had direct and indirect ownership interests in 2,048 self-storage facilities located in 38 states within the U.S. and 189 storage facilities located in seven Western European nations:

	At December 31, 2010
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
United States:
California:
Southern	233	16,136
Northern	172	10,024
Texas	235	15,424
Florida	193	12,690
Illinois	126	7,955
Washington	91	6,028
Georgia	93	6,039
North Carolina	69	4,775
Virginia	78	4,453
New York	62	4,015
Colorado	59	3,713
New Jersey	55	3,491
Maryland	56	3,337
Minnesota	44	2,990
Michigan	43	2,755
Arizona	37	2,259
South Carolina	40	2,155
Missouri	37	2,136
Oregon	39	2,006
Tennessee	27	1,528
Indiana	31	1,926
Pennsylvania	28	1,867
Ohio	31	1,922
Nevada	24	1,561
Kansas	22	1,310
Massachusetts	19	1,179
Wisconsin	15	968
Other states (12 states)	89	4,980
Total – U.S.	2,048	129,622

Europe (b):
France	56	2,951
Netherlands	40	2,180
Sweden	30	1,614
Belgium	21	1,252
United Kingdom	21	1,030
Germany	11	553
Denmark	10	559
Total - Europe	189	10,139

Grand Total	2,237	139,761

(a) See Schedule III:  Real Estate and Accumulated Depreciation in the Company’s 2010 financials, for a complete list of properties consolidated by the Company.

(b) The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities in which Shurgard Europe has an ownership interest.

Our facilities are generally operated to maximize cash flow through the regular review and adjustment of rents charged to our tenants.  For the year ended December 31, 2010, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 89.5% and $12.65, respectively, in the U.S. and 80% and $25.61, respectively, in Europe.

At December 31, 2010, 97 of our U.S. facilities were encumbered by an aggregate of $278 million in secured notes payable.  These facilities had a net book value of $595 million at December 31, 2010.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their own lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage facility spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has drive-up access or its proximity to elevators.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

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

Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 38 states in the U.S. and seven Western European nations.  Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments.  However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area.  Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby, less populated, areas.

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

Commercial Properties: In addition to our interests in 2,237 self-storage facilities, we have an interest in PSB, which, as of December 31, 2010, owns and operates approximately 21.8 million net rentable square feet of commercial space in eight states.  At December 31, 2010, the $324 million book value of our investment in PSB represents approximately 3% of our total assets.  The $730 million market value of our investment in PSB at December 31, 2010 represents approximately 8% of the book value of our total assets.  We also directly own 1.6 million net rentable square feet of commercial space, primarily located at our existing self-storage locations, comprised primarily of individual retail locations.  This space is managed for us by PSB.

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

ITEM 3.  Legal Proceedings

We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time.  We believe that it is unlikely that the outcome of these pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the results of our operations or financial position.

ITEM 4.  (Removed and reserved)

PART II

ITEM 5.                    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

a.	Market Information of the Registrant’s Common Equity:

Our Common Shares (NYSE: PSA), including those of Public Storage, Inc. prior to our reorganization in June 2007, have been listed on the New York Stock Exchange since October 19, 1984.  Our Depositary Shares each representing 1/1,000 of an Equity Share, Series A (NYSE:PSAA) (see section c. below), including those of Public Storage, Inc. prior to our reorganization in June 2007 were listed on the New York Stock Exchange beginning February 14, 2000 until their redemption by us in April 2010.

The following table sets forth the high and low sales prices of our Common Shares on the New York Stock Exchange composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2009	1st	$79.88	$45.35
	2nd	68.97	53.32
	3rd	79.47	61.35
	4th	85.10	70.76

2010	1st	94.20	74.74
	2nd	100.58	85.04
	3rd	104.35	85.04
	4th	106.12	94.60

As of February 15, 2011, there were approximately 17,560 holders of record of our Common Shares.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2010 we paid distributions to our common shareholders of $0.65 per common share for the quarter ended March 31 and $0.80 per common share for each of the quarters ended June 30 and September 30, and ended December 31.  Total distributions on common shares for 2010 amounted to $515.3 million or $3.05 per share.  During 2009, we paid distributions to our common shareholders of $0.55 per common share for each of the quarters ended March 31, June 30, September 30 and December 31.  Total distributions on common shares for 2009 amounted to $370.4 million or $2.20 per share.  During 2008, we paid distributions to our common shareholders of $0.55 per common share for each of the quarters ended March 31, June 30 and September 30, and a distribution of $1.15 per common share (including a $0.60 per share special dividend) for the quarter ended December 31.  Total distributions on common shares for 2008 amounted to $470.8 million or $2.80 per share.  Included in these amounts are $101.0 million or $0.60 per common share with respect to a special cash dividend paid in December 2008.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2010, the dividends paid on common shares ($3.05 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.0000%	100.0000%	100.0000%	100.0000%
Long-term Capital Gain	0.0000%	0.0000%	0.0000%	0.0000%
Total	100.0000%	100.0000%	100.0000%	100.0000%

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

At December 31, 2009, we had 4,289,544 Equity Shares, Series A outstanding.  On March 12, 2010, we called for redemption all of our outstanding shares of Equity Shares, Series A.  The redemption occurred on April 15, 2010 at $24.50 per share for aggregate redemption amount of $205.4 million.

During each of the three months ended March 31, 2010, 2009 and 2008, June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  Net income allocated to the Equity Shares, Series A for the year ended December 31, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original issuance proceeds.  As a result of the redemption on April 15, 2010, no further distributions will be paid for the period subsequent to March 31, 2010.

In November 1999, we sold $100,000,000 (4,289,544 shares) of Equity Shares, Series AAA (“Equity Shares AAA”) to a newly formed joint venture.  At December 31, 2009, we had 4,289,544 Equity Shares AAA outstanding with a carrying value of $100,000,000.  On August 31, 2010, we retired all outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding.  The Equity Shares AAA ranked on parity with our common shares and junior to our Senior Preferred Shares with respect to general preference rights, and had a liquidation amount equal to 120% of the amount distributed to each common share.  During the years ended December 31, 2010, 2009 and 2008, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30.  During the years ended December 31, 2009 and 2008, we also paid distributions of $0.5391 per share for each of the quarters ended September 30 and December 31.  As a result of the retirement on August 31, 2010, no further distributions will be paid for the period subsequent to June 30, 2010.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares were held by one of our wholly-owned subsidiaries.

d.	Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2008, we repurchased 1,520,196 common shares for approximately $111.9 million.  During 2009 and 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 28, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2010.  During the year ended December 31, 2010, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred and Equity Share Repurchases

During April, 2010, we redeemed all 8,377,193 of our outstanding Equity Shares, Series A for an aggregate of $205.4 million in cash (including redemption fees).

During June, 2010, we redeemed all 6,200,000 of our remaining 7.500% Cumulative Preferred Shares Series V with a liquidation amount of $155.0 million for an aggregate of $156.5 million in cash (inclusive of accrued dividends).

During August, 2010, we repurchased 400,000 of our 6.850% Cumulative Preferred Shares Series Y with a carrying value of $10.0 million for an aggregate of $9.2 million in cash (inclusive of accrued dividends).

During October, 2010, we repurchased all 4,000,000 of our 7.250% Series J Preferred Partnership Units with a carrying value of $100.0 million for an aggregate of $100.9 million in cash (inclusive of accrued dividends).

During November, 2010, we redeemed all 4,350,000 of our 7.125% Cumulative Preferred Shares Series B with a liquidation amount of $108.8 million for an aggregate of $109.5 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our repurchases of all of our outstanding Equity Shares, Series A, certain of our Cumulative Preferred Shares and all of our Series J Preferred Partnership Units during the year ended December 31, 2010:

Period Covered	Total Number of Shares/Units Repurchased	Average Price Paid per Share/Unit
January 1, 2010 – January 31, 2010	-	-
February 1, 2010 – February 28, 2010	-	-
March 1, 2010 – March 31, 2010	-	-
April 1, 2010 – April 30, 2010
Equity Shares - Series A	8,377,193	$24.50
May 1, 2010 – May 31, 2010	-	-
June 1, 2010 – June 30, 2010
Preferred Shares - Series V	6,200,000	$25.00
July 1, 2010 – July 31, 2010	-	-
August 1, 2010 – August 31, 2010
Preferred Shares - Series Y	400,000	$23.00
September 1, 2010 – September 30, 2010	-	-
October 1, 2010 – October 31, 2010
Preferred Partnership Units - Series J	4,000,000	$25.10
November 1, 2010 – November 30, 2010
Preferred Shares - Series B	4,350,000	$25.00
December 1, 2010 – December 31, 2010	-	-
Total	23,327,193	$24.80

ITEM 6.               Selected Financial Data

	For the year ended December 31,
	2010	2009	2008 (1)	2007 (1)	2006
	(Amounts in thousands, except per share data)
Revenues:
Rental income and ancillary operations	$1,617,705	$1,594,892	$1,684,333	$1,772,788	$1,314,969
Interest and other income	29,017	29,813	36,155	11,417	31,799
	1,646,722	1,624,705	1,720,488	1,784,205	1,346,768
Expenses:
Cost of operations	529,991	521,706	554,280	629,873	470,503
Depreciation and amortization	354,006	339,766	408,983	619,102	434,978
General and administrative	38,487	35,735	62,809	59,749	84,661
Interest expense	30,225	29,916	43,944	63,671	33,062
	952,709	927,123	1,070,016	1,372,395	1,023,204
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain (loss), gain (loss) on disposition of real estate investments, gain on early retirement of debt and asset impairment charges - net	694,013	697,582	650,472	411,810	323,564
Equity in earnings of real estate entities	38,352	53,244	20,391	12,738	11,895
Foreign currency exchange gain (loss)	(42,264)	9,662	(25,362)	58,444	4,262
Gain (loss) on disposition of real estate investments, early retirement of debt, asset impairment charges and casualty gain	(1,505)	37,540	336,020	5,212	2,177
Income from continuing operations	688,596	798,028	981,521	488,204	341,898
Discontinued operations and cumulative effect of change in accounting principle	7,518	(7,572)	(7,649)	(1,126)	4,011
Net income	696,114	790,456	973,872	487,078	345,909
Net income allocated (to) from noncontrolling equity interests	(24,076)	44,165	(38,696)	(29,543)	(31,883)
Net income allocable to Public Storage shareholders	$672,038	$834,621	$935,176	$457,535	$314,026

Per Common Share:
Distributions	$3.05	$2.20	$2.80	$2.00	$2.00
Net income – Basic	$2.36	$3.48	$4.19	$1.18	$0.33
Net income – Diluted	$2.35	$3.47	$4.18	$1.17	$0.33

Weighted average common shares – Basic	168,877	168,358	168,250	169,342	142,760
Weighted average common shares – Diluted	169,772	168,768	168,675	169,850	143,344

Balance Sheet Data:
Total assets	$9,495,333	$9,805,645	$9,936,045	$10,643,102	$11,198,473
Total debt	$568,417	$518,889	$643,811	$1,069,928	$1,848,542
Public Storage shareholders’ equity	$8,676,598	$8,928,407	$8,708,995	$8,763,129	$8,208,045
Permanent noncontrolling interests’ equity	$32,336	$132,974	$358,109	$500,127	$499,178

Other Data:
Net cash provided by operating activities	$1,093,221	$1,112,857	$1,076,971	$1,047,652	$769,440
Net cash provided by (used in) investing activities	$(266,605)	$(91,409)	$340,018	$(261,876)	$(473,630)
Net cash used in financing activities	$(1,132,709)	$(938,401)	$(984,076)	$(1,081,504)	$(244,395)

(1)
The significant increase in our revenues, cost of operations, depreciation and amortization, and interest expense in 2007 is due to our acquisition of Shurgard Storage Centers in August 2006, with the operations of the facilities acquired being included in our operations for a full year in 2007 as compared to the period following the acquisition in 2006.  The decreases in our revenues, cost of operations, and depreciation and amortization in 2008 is due primarily to our disposition of an interest in Shurgard Europe on March 31, 2008.  See Note 3 to our December 31, 2010 consolidated financial statements for further information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  The notes to our December 31, 2010 consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

Management believes the following are critical accounting policies, the application of which has a material impact on our financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations.  This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders.  Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, would have a material adverse impact on our financial condition and results of operations.  Unless entitled to relief under specific statutory provisions, we also would not be eligible to elect REIT status for any taxable year prior to the fifth taxable year which begins after the first taxable year for which REIT status was terminated.  There can be no assurance that we would be entitled to any statutory relief.

Impairment of Long-Lived Assets:  Substantially all of our assets, consisting primarily of real estate, are long-lived assets.  The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 13 to our December 31, 2010 consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense represents one of our largest operating expenses totaling approximately $153 million in the year ended December 31, 2010, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

Valuation of real estate and intangible assets acquired: In reporting the acquisition of operating self-storage facilities in our financial statements, we must estimate the fair value of the land, buildings, and intangible assets acquired in these transactions.   These estimates are based upon many assumptions, subject to a significant degree of judgment, including estimating discount rates, replacement costs of land and buildings, and estimating future cash flows from the tenant base in place at the time of the acquisition.  We believe that the assumptions we used were reasonable, however, others could come to materially different conclusions as to the estimated values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the amounts included on our consolidated balance sheets for real estate  and intangible assets.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributes 92% of our revenues for the year ended December 31, 2010, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 11 to our December 31, 2010 consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, rental income in our same store self-storage facilities declined on a year-over-year basis in each quarter of 2009, with a peak decline of 5.1% in the quarter ended September 30, 2009.  Rental income trends improved each quarter since the quarter ended September 30, 2009, with reduced levels of year-over-year rental income declines, and in the most recent quarter ended December 31, 2010 rental income increased 2.0%.  While trends have been improving, there can be no assurance that this will continue.

Another important component of our long-term growth is our access to capital and deployment of that capital.  Acquisitions of self-storage facilities were minimal during 2008 and 2009.  During the year ended December 31, 2010, we acquired 42 self-storage facilities for $239.6 million.  During January 2011, we acquired five additional facilities for $19.5 million.  In February 2011, we acquired the leasehold interest in the land for one of our self-storage facilities for approximately $6.6 million.  We believe that there may be opportunities to acquire additional facilities in 2011, because we have seen more facilities come to market and an increase in transaction volume.  However, there can be no assurance that the facilities that come to market will be those that we might be interested in acquiring at the prices asked.

Other investments we have made in the past, and may make in the future include i) the development and redevelopment of self-storage facilities in the U.S., ii) further investment in Shurgard Europe to allow it to develop or acquire facilities, iii) further investment in PS Business Parks, and iv) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will be even be available as investment alternatives.

At December 31, 2010, we had approximately $456.2 million of cash and $102.3 million of short-term investments in high-grade corporate securities.  We also have access to our $300 million line of credit which does not expire until March 27, 2012.  Our capital commitments during the year ended December 31, 2011 of approximately $159.9 million include (i) $133.8 million in principal payments on debt and (ii) $26.1 million for the aforementioned acquisition of facilities and land described above.  We have no further significant commitments until 2013, when $265.6 million of existing debt comes due.  On February 9, 2011, we loaned PSB $121.0 million which PSB used to re-pay borrowings against their credit facility and repurchase preferred stock.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85%.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress in late 2008 and early 2009.  In October 2010 we issued in aggregate $125 million (face amount) of Series P Cumulative Preferred Shares at a rate of 6.500%.  In April and May 2010, we issued in aggregate $145 million (face amount) of Series O Cumulative Preferred Shares at a rate of 6.875%.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations.

Results of Operations

Operating results for 2010 as compared to 2009: For the year ended December 31, 2010, net income allocable to our common shareholders was $399.2 million or $2.35 per diluted common share, compared to $586.0 million or $3.47 per diluted common share for the same period in 2009, representing a decrease of $186.8 million or $1.12 per diluted common share.  This decrease is primarily due to (i) a foreign currency exchange loss of $42.3 million during the year ended December 31, 2010 compared to a $9.7 million gain during the same period in 2009, (ii) an aggregate $35.8 million increase in income allocated to the shareholders of redeemed securities, (including our equity share of PS Business Park’s (“PSB”) redemptions) in applying EITF D-42 to the redemption of securities in the year ended December 31, 2010, as compared to a $94.5 million decrease in income allocated to shareholders of redeemed securities (including our equity share of PSB’s redemptions), in applying EITF D-42 to the redemption of securities in the same period in 2009 and (iii) a gain on disposition of real estate assets of $30.3 million related to an equity offering by PSB recorded in the year ended December 31, 2009.

Operating results for 2009 as compared to 2008: Net income for the year ended December 31, 2009 was $790.5 million compared to $973.9 million for the same period in 2008, representing a decrease of $183.4 million.  This decrease is primarily due to (i) a gain of $344.7 million in the year ended December 31, 2008 related to our disposition of an interest in Shurgard Europe, (ii) a $36.4 million reduction in net operating income with respect to our Same Store Facilities described below, and (iii) an impairment charge included in discontinued operations with respect to intangible assets totaling $8.2 million in the year ended December 31, 2009, partially offset by (iv) a $49.9 million reduction in depreciation and amortization related to our domestic assets, primarily representing reduced intangible amortization, (v) a foreign exchange gain of $9.7 million during the year ended December 31, 2009, as compared to a loss of $25.4 million during the same period in 2008, (vi) a gain on disposition of $30.3 million recorded in the year ended December 31, 2009 related to an equity offering by PSB, and (vii) a reduction in general and administrative expenses due to $27.9 million in incentive compensation incurred in the year ended December 31, 2008 related to our disposition of an interest in Shurgard Europe.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 90% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

To enhance year-over-year comparisons, the table that follows summarizes, and the ensuing discussion describes, the operating results of three groups of facilities that management analyzes: (i) the Same Store facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2008,  (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2008 such as newly acquired, newly developed, or recently expanded facilities, and (iii), the Shurgard Europe facilities, which we deconsolidated effective March 31, 2008 in connection with the sale of a 51% interest in Shurgard Europe to an institutional investor (the “Europe Transaction”).

Self-Storage Operations Summary	Year Ended December 31,			Year Ended December 31,
	2010	2009	Percentage Change	2009	2008	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,427,716	$1,423,338	0.3%	$1,423,338	$1,468,485	(3.1)%
Other Facilities	85,608	63,957	33.9%	63,957	52,705	21.3%
Shurgard Europe Facilities (a)	-	-	-	-	54,722	(100.0)%
Total rental income	1,513,324	1,487,295	1.8%	1,487,295	1,575,912	(5.6)%
Cost of operations:
Same Store Facilities	467,430	464,041	0.7%	464,041	472,803	(1.9)%
Other Facilities	28,872	21,654	33.3%	21,654	20,295	6.7%
Shurgard Europe Facilities (a)	-	-	-	-	24,654	(100.0)%
Total cost of operations	496,302	485,695	2.2%	485,695	517,752	(6.2)%
Net operating income (b):
Same Store Facilities	960,286	959,297	0.1%	959,297	995,682	(3.7)%
Other Facilities	56,736	42,303	34.1%	42,303	32,410	30.5%
Shurgard Europe Facilities (a)	-	-	-	-	30,068	(100.0)%
Total net operating income	1,017,022	1,001,600	1.5%	1,001,600	1,058,160	(5.3)%
Total depreciation and amortization expense:
Same Store Facilities	(303,175)	(304,008)	(0.3)%	(304,008)	(351,611)	(13.5)%
Other Facilities	(48,211)	(32,800)	47.0%	(32,800)	(32,601)	0.6%
Shurgard Europe Facilities (a)	-	-	-	-	(21,871)	(100.0)%
Total depreciation and amortization expense	(351,386)	(336,808)	4.3%	(336,808)	(406,083)	(17.1)%

Total net income	$665,636	$664,792	0.1%	$664,792	$652,077	1.9%

Number of facilities at period end:
Same Store Facilities	1,925	1,925	-	1,925	1,925	-
Other Facilities	105	63	66.7%	63	62	1.6%
Net rentable square footage at period end (in thousands):
Same Store Facilities	120,328	120,328	-	120,328	120,328	-
Other Facilities	8,247	5,369	53.6%	5,369	5,229	2.7%

(a)
Represents the results with respect to Shurgard Europe’s facilities for the periods consolidated in our financial statements.  As described in Note 3 to our December 31, 2010 consolidated financial statements, effective March 31, 2008, we deconsolidated Shurgard Europe.  See also “Equity in Earnings of Real Estate Entities – Investment in Shurgard Europe” for further analysis of the historical same store property operations of Shurgard Europe.

(b)	See “Net Operating Income or NOI” below.

Net income with respect to our self-storage operations increased by $0.8 million during the year ended December 31, 2010, when compared to the same period in 2009.  This was due to a $21.7 million increase in revenues with respect to the Other Facilities due primarily to the acquisition of 42 facilities during 2010, partially offset by increased amortization of tenant intangible assets at these 42 facilities.  Net income with respect to our self-storage operations increased by $12.7 million during the year ended December 31, 2009, when compared to the same period in 2008.  This was due to a) declining amortization of tenant intangible assets acquired in the merger with Shurgard in 2006, b) a 1.9% reduction in cost of operations for the Same Store facilities, and c) a $11.3 million increase in revenues with respect to the Other Facilities, offset by d) a 3.1% decrease in revenues for our Same Store facilities and e) the deconsolidation of the facilities owned by Shurgard Europe effective April 1, 2008.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our consolidated net income in our December 31, 2010 consolidated financial statements.

	Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$960,286	$959,297	$995,682
Other Facilities	56,736	42,303	32,410
Shurgard Europe Facilities	-	-	30,068
Total net operating income from self-storage	1,017,022	1,001,600	1,058,160

Depreciation and amortization expense:
Same Store Facilities	(303,175)	(304,008)	(351,611)
Other Facilities	(48,211)	(32,800)	(32,601)
Shurgard Europe Facilities	-	-	(21,871)
Total depreciation and amortization expense from self-storage	(351,386)	(336,808)	(406,083)

Net income (loss):
Same Store Facilities	657,111	655,289	644,071
Other Facilities	8,525	9,503	(191)
Shurgard Europe Facilities	-	-	8,197
Total net income from self-storage	665,636	664,792	652,077

Ancillary operating revenue	104,381	107,597	108,421
Interest and other income	29,017	29,813	36,155
Ancillary cost of operations	(33,689)	(36,011)	(36,528)
Depreciation and amortization, commercial	(2,620)	(2,958)	(2,900)
General and administrative expense	(38,487)	(35,735)	(62,809)
Interest expense	(30,225)	(29,916)	(43,944)
Equity in earnings of real estate entities	38,352	53,244	20,391
Foreign currency exchange (loss) gain	(42,264)	9,662	(25,362)
Gains on disposition of real estate investments	396	33,426	336,545
Gain on early debt retirement	431	4,114	-
Asset impairment charges	(2,332)	-	(525)
Discontinued operations	7,518	(7,572)	(7,649)
Net income of the Company	$696,114	$790,456	$973,872

Same Store Facilities

The “Same Store Facilities” represents those 1,925 facilities that are stabilized and owned since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The following table summarizes the historical operating results of these 1,925 facilities (120.3 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2010.

SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2010	2009	Percentage Change	2009	2008	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$1,357,579	$1,357,045	0.0%	$1,357,045	$1,406,812	(3.5)%
Late charges and administrative fees	70,137	66,293	5.8%	66,293	61,673	7.5%
Total revenues (a)	1,427,716	1,423,338	0.3%	1,423,338	1,468,485	(3.1)%

Cost of operations:
Property taxes	141,619	143,261	(1.1)%	143,261	139,483	2.7%
Direct property payroll	98,455	96,406	2.1%	96,406	96,365	0.0%
Media advertising	14,702	20,178	(27.1)%	20,178	20,387	(1.0)%
Other advertising and promotion	21,899	20,465	7.0%	20,465	18,567	10.2%
Utilities	35,368	35,630	(0.7)%	35,630	37,514	(5.0)%
Repairs and maintenance	45,650	39,188	16.5%	39,188	43,647	(10.2)%
Telephone reservation center	11,234	11,313	(0.7)%	11,313	12,896	(12.3)%
Property insurance	9,656	9,987	(3.3)%	9,987	11,656	(14.3)%
Other cost of management	88,847	87,613	1.4%	87,613	92,288	(5.1)%
Total cost of operations (a)	467,430	464,041	0.7%	464,041	472,803	(1.9)%
Net operating income (b)	960,286	959,297	0.1%	959,297	995,682	(3.7)%
Depreciation and amortization expense	(303,175)	(304,008)	(0.3)%	(304,008)	(351,611)	(13.5)%
Net income	$657,111	$655,289	0.3%	$655,289	$644,071	1.7%

Gross margin (before depreciation and amortization expense)	67.3%	67.4%	(0.1)%	67.4%	67.8%	(0.6)%

Weighted average for the period:
Square foot occupancy (c)	89.8%	88.7%	1.2%	88.7%	89.5%	(0.9)%
Realized annual rent per occupied square foot (d)(e)	$12.56	$12.71	(1.2)%	$12.71	$13.06	(2.7)%
REVPAF (e)(f)	$11.28	$11.28	0.0%	$11.28	$11.69	(3.5)%

Weighted average at December 31:
Square foot occupancy	88.6%	87.1%	1.7%	87.1%	87.1%	0.0%
In place annual rent per occupied square foot (g)	$13.63	$13.47	1.2%	$13.47	$14.01	(3.9)%
Total net rentable square feet (in thousands)	120,328	120,328	-	120,328	120,328	-
Number of facilities	1,925	1,925	-	1,925	1,925	-

a)
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

b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008.

c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

d)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts and other items that reduce rental income from the contractual amounts due.

e)
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

f)
Realized annual rent per available foot or “REVPAF” is computed by dividing rental income (which excludes late charges and administrative fees) by the total available net rentable square feet for the period.

g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Revenues generated by our Same Store facilities increased by 0.3% for the year ended December 31, 2010, as compared to the same period in 2009.  The increase was due primarily to increased late payment charges and administrative fees charged to new tenants. Rental income was flat on a year-over-year basis as average occupancy was 1.2% higher, offset by a 1.2% reduction in average realized annual rental rates per occupied square foot.

Revenues generated by our Same Store facilities decreased approximately 3.1% for the year ended December 31, 2009, as compared to the same period in 2008.  This decrease was caused by a 3.5% reduction in rental income, partially offset by a 7.5% increase in late charges and administrative fees.  Rental income decreased due to a combination of (i) a 2.7% reduction in average realized annual rental rates per occupied square foot and (ii) 0.9% reduction in average occupancy levels.

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

We believe overall demand for self-storage space in virtually all of the markets in which we operate has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  Occupancy levels dropped abnormally in the fourth quarter of 2008.  We immediately reduced rental rates and increased promotional discounts to stimulate move-in activity and regain occupancy.  These actions continued throughout 2009 and helped stabilized our occupancy levels, however, monthly occupancy levels throughout 2009 remained below comparable periods in 2008.  In 2010, occupancy levels began to improve.  Throughout 2010, monthly occupancy levels exceeded those experienced in 2009 and beginning in April 2010, exceeded those experienced in 2008.  Although our occupancy has been higher in 2010 compared to 2009, reduced rental rates and increased promotional discounts offset the effect of these improved occupancy levels on our revenue.  As a result, our rental income has decreased on a year-over-year basis in each quarter in 2009 and in the first two quarters of 2010.  Beginning in the second quarter of 2010, our occupancies exceeded the occupancy levels of 2008.  These decreases peaked in the quarter ended September 30, 2009 at 5.1%, however the decreases have abated progressively each quarter since then, and rental income increased 2.0% in the quarter ended December 31, 2010.

The following chart sets forth our rental income, occupancy, and realized rent per square foot trends in our same-store facilities in 2009 and 2010:

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2009	(1.0)%	(0.2)%	(0.8)%
June 30, 2009	(3.9)%	(2.9)%	(1.0)%
September 30, 2009	(5.1)%	(4.1)%	(1.0)%
December 31, 2009	(4.1)%	(3.8)%	(0.3)%
For entire year: 2009	(3.5)%	(2.7)%	(0.9)%

March 31, 2010	(2.4)%	(3.0)%	0.6%
June 30, 2010	(0.5)%	(1.5)%	1.1%
September 30, 2010	1.0%	(0.5)%	1.6%
December 31, 2010	2.0%	0.3%	1.7%
For entire year: 2010	0.0%	(1.2)%	1.2%

Notwithstanding our increases in occupancy in 2010, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  We expect to be more aggressive in increasing rental rates to existing tenants in 2011 as compared to 2010.  We expect the improved operating trends that have been experienced in the last year to continue in the quarter ending March 31, 2011.

From a geographic standpoint, we experienced the greatest year-over-year revenue declines in our Southeast markets, located in North and South Carolina, Georgia, and Florida, as well as the West Coast, which includes Washington, Oregon and California.  See Analysis of Regional Trends table that follows.

Cost of operations (excluding depreciation and amortization) increased by 0.7% in 2010, as compared to 2009.  This increase was due primarily to increases in repairs and maintenance and direct property payroll, offset by a reduction in media advertising and lower property tax expense.  Cost of operations (excluding depreciation and amortization) decreased by 1.9% in 2009 as compared to 2008.  This decrease was due to reduced utilities, repairs and maintenance, telephone reservation center, and property insurance which were offset in part by increases in property taxes and other advertising and promotion expenses.

Property tax expense decreased 1.1% in 2010 as compared to 2009 due to reduced assessments of property values combined with an increase in refunds associated with appeals for prior years’ tax liabilities that were experienced in Texas, Illinois, New York, Virginia and Florida.   Property tax expense increased 2.7% in 2009 as compared to 2008 primarily due to increases in tax rates combined with increases in assessments of property values.  We expect property tax expense growth of approximately 3.0% in 2011.

Direct property payroll expense increased by 2.1% in 2010, as compared to 2009, and was flat in 2009 as compared to 2008.  The increase in 2010 reflects higher incentive costs for our property personnel.  For 2011, we expect moderate growth in direct property payroll.

Media advertising for the Same Store Facilities decreased by 27.1% in 2010, as compared to the same period in 2009, and decreased by 1.0% in 2009 as compared to 2008.  The decrease in 2010 was due primarily to a reduction in television advertising costs as we decreased the number of markets in which we advertised.  Media advertising primarily includes the cost of advertising on television and varies depending on a number of factors, including our occupancy levels and demand for storage space.

Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 7.0% in 2010 as compared to 2009, and 10.2% during 2009 as compared to 2008.  These increases are due primarily to higher Internet advertising expenditures offset partially by lower yellow page advertising.  During 2010, we invested extensively to improve our positioning on major Internet search engines by bidding more aggressively on keywords related to our business.  As a result, new tenants sourced through our website increased substantially.   Although yellow page advertising continues to become less effective at sourcing new tenants due to the use of the Internet, we still source a significant percentage of new tenants via this channel.  During 2010, we revised our compensation fee arrangements with yellow page providers to better reflect the reduced effectiveness of this media, resulting in reduced fees as compared to 2009.

Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses decreased 0.7% in 2010 as compared to 2009, and 5.0% in 2009 as compared to 2008.  The decreases are due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Repairs and maintenance expenditures increased 16.5% in 2010 as compared to 2009, and decreased 10.2% in 2009 as compared to 2008   Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, snow removal expenses were $2.0 million higher in 2010 as compared to 2009.  We expect overall repairs and maintenance expenditures to grow moderately in 2011.

Telephone reservation center costs decreased 0.7% in 2010 as compared to 2009, and decreased 12.3% in 2009 as compared to 2008.  The reductions were primarily due to lower call volumes, resulting in less staffing hours, as well as a shift from our California to our Arizona call center, resulting in lower average compensation rates.  We expect telephone reservation center cost to grow moderately in 2011.

Insurance expense decreased 3.3% in 2010 as compared to 2009 and 14.3% in 2009 as compared to 2008.  These declines reflect softer insurance markets as lack of hurricane activity and additional competition from insurance providers has benefited us.  We expect insurance expense in 2011 to be slightly down compared to 2010.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2010	$347,833	$354,386	$365,090	$360,407	$1,427,716
2009	$355,489	$355,179	$360,747	$351,923	$1,423,338
2008	$357,556	$367,586	$377,632	$365,711	$1,468,485

Total cost of operations:
2010	$126,537	$121,409	$119,422	$100,062	$467,430
2009	$127,412	$118,772	$115,678	$102,179	$464,041
2008	$126,372	$122,994	$116,340	$107,097	$472,803

Property tax expense:
2010	$39,955	$38,748	$38,599	$24,317	$141,619
2009	$38,582	$37,498	$38,007	$29,174	$143,261
2008	$37,148	$35,969	$37,009	$29,357	$139,483

Media advertising expense:
2010	$5,249	$6,408	$3,045	$-	$14,702
2009	$8,308	$7,351	$3,532	$987	$20,178
2008	$7,208	$10,040	$2,193	$946	$20,387

Other advertising and promotion expense:
2010	$5,004	$6,521	$5,497	$4,877	$21,899
2009	$4,713	$6,060	$5,042	$4,650	$20,465
2008	$4,514	$5,105	$4,733	$4,215	$18,567

REVPAF:
2010	$11.01	$11.21	$11.52	$11.38	$11.28
2009	$11.28	$11.26	$11.41	$11.16	$11.28
2008	$11.39	$11.72	$12.02	$11.64	$11.69

Weighted average realized annual rent per occupied square foot:
2010	$12.46	$12.32	$12.66	$12.79	$12.56
2009	$12.84	$12.51	$12.73	$12.75	$12.71
2008	$12.86	$12.89	$13.28	$13.26	$13.06

Weighted average occupancy levels for the period:
2010	88.4%	91.0%	91.0%	89.0%	89.8%
2009	87.9%	90.0%	89.6%	87.5%	88.7%
2008	88.6%	90.9%	90.5%	87.8%	89.5%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Year Ended December 31,			Year Ended December 31,
	2010	2009	Change	2009	2008	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$212,614	$215,997	(1.6)%	$215,997	$224,280	(3.7)%
Northern California (167 facilities)	148,500	148,934	(0.3)%	148,934	153,987	(3.3)%
Texas (230 facilities)	142,515	140,926	1.1%	140,926	142,443	(1.1)%
Florida (185 facilities)	137,525	138,299	(0.6)%	138,299	145,635	(5.0)%
Illinois (121 facilities)	90,356	90,912	(0.6)%	90,912	93,217	(2.5)%
Washington (90 facilities)	74,187	74,702	(0.7)%	74,702	78,481	(4.8)%
Georgia (87 facilities)	48,910	49,225	(0.6)%	49,225	52,138	(5.6)%
All other states (861 facilities)	573,109	564,343	1.6%	564,343	578,304	(2.4)%
Total revenues	1,427,716	1,423,338	0.3%	1,423,338	1,468,485	(3.1)%

Cost of operations:
Southern California	48,999	48,434	1.2%	48,434	48,159	0.6%
Northern California	39,060	39,162	(0.3)%	39,162	39,857	(1.7)%
Texas	53,828	53,915	(0.2)%	53,915	55,124	(2.2)%
Florida	45,940	47,306	(2.9)%	47,306	49,840	(5.1)%
Illinois	39,621	40,514	(2.2)%	40,514	39,190	3.4%
Washington	19,776	18,437	7.3%	18,437	18,420	0.1%
Georgia	17,106	16,825	1.7%	16,825	17,261	(2.5)%
All other states	203,100	199,448	1.8%	199,448	204,952	(2.7)%
Total cost of operations	467,430	464,041	0.7%	464,041	472,803	(1.9)%

Net operating income:
Southern California	163,615	167,563	(2.4)%	167,563	176,121	(4.9)%
Northern California	109,440	109,772	(0.3)%	109,772	114,130	(3.8)%
Texas	88,687	87,011	1.9%	87,011	87,319	(0.4)%
Florida	91,585	90,993	0.7%	90,993	95,795	(5.0)%
Illinois	50,735	50,398	0.7%	50,398	54,027	(6.7)%
Washington	54,411	56,265	(3.3)%	56,265	60,061	(6.3)%
Georgia	31,804	32,400	(1.8)%	32,400	34,877	(7.1)%
All other states	370,009	364,895	1.4%	364,895	373,352	(2.3)%
Total net operating income	$960,286	$959,297	0.1%	$959,297	$995,682	(3.7)%

Weighted average occupancy:
Southern California	91.1%	89.8%	1.4%	89.8%	90.0%	(0.2)%
Northern California	91.0%	88.9%	2.4%	88.9%	89.8%	(1.0)%
Texas	89.5%	88.9%	0.7%	88.9%	90.4%	(1.7)%
Florida	89.5%	88.6%	1.0%	88.6%	89.0%	(0.4)%
Illinois	89.3%	88.0%	1.5%	88.0%	88.6%	(0.7)%
Washington	90.0%	88.9%	1.2%	88.9%	89.8%	(1.0)%
Georgia	88.4%	87.4%	1.1%	87.4%	88.7%	(1.5)%
All other states	89.7%	88.7%	1.1%	88.7%	89.2%	(0.6)%
Total weighted average occupancy	89.8%	88.7%	1.2%	88.7%	89.5%	(0.9)%

Same Store Facilities Operating Trends by Region (Continued)	Year Ended December 31,			Year Ended December 31,
	2010	2009	Change	2009	2008	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$17.95	$18.48	(2.9)%	$18.48	$19.17	(3.6)%
Northern California	16.17	16.61	(2.6)%	16.61	17.00	(2.3)%
Texas	10.00	10.00	0.0%	10.00	10.01	(0.1)%
Florida	11.94	12.19	(2.1)%	12.19	12.92	(5.7)%
Illinois	12.61	12.88	(2.1)%	12.88	13.19	(2.4)%
Washington	13.32	13.59	(2.0)%	13.59	14.21	(4.4)%
Georgia	9.37	9.59	(2.3)%	9.59	10.11	(5.1)%
All other states	11.68	11.67	0.1%	11.67	11.95	(2.3)%
Total realized rent per square foot	$12.56	$12.71	(1.2)%	$12.71	$13.06	(2.7)%

REVPAF:
Southern California	$16.36	$16.61	(1.5)%	$16.61	$17.25	(3.7)%
Northern California	14.72	14.76	(0.3)%	14.76	15.26	(3.3)%
Texas	8.96	8.89	0.8%	8.89	9.05	(1.8)%
Florida	10.68	10.80	(1.1)%	10.80	11.50	(6.1)%
Illinois	11.25	11.34	(0.8)%	11.34	11.69	(3.0)%
Washington	11.99	12.09	(0.8)%	12.09	12.75	(5.2)%
Georgia	8.28	8.38	(1.2)%	8.38	8.97	(6.6)%
All other states	10.47	10.35	1.2%	10.35	10.66	(2.9)%
Total REVPAF	$11.28	$11.28	0.0%	$11.28	$11.69	(3.5)%

We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  We believe that each market has been negatively impacted to some degree by general economic trends over the past two years.  Since mid-2009, however, many markets began to experience positive operating trends.  There is no assurance that these trends will continue.  Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Other Facilities

The Other Facilities include 105 facilities that were either recently acquired, recently developed, or were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Year Ended December 31,			Year Ended December 31,
	2010	2009	Change	2009	2008	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities acquired in 2010 (a)	$15,412	$-	$15,412	$-	$-	$-
Expansion facilitie	70,196	63,957	6,239	63,957	52,705	11,252
Total rental income	85,608	63,957	21,651	63,957	52,705	11,252

Cost of operations before depreciation and amortization expense:
Facilities acquired in 2010 (a)	$5,906	$-	$5,906	$-	$-	$-
Expansion facilities	22,966	21,654	1,312	21,654	20,295	1,359
Total cost of operations	28,872	21,654	7,218	21,654	20,295	1,359

Net operating income before depreciation and amortization expense:
Facilities acquired in 2010 (a)	$9,506	$-	$9,506	$-	$-	$-
Expansion facilities	47,230	42,303	4,927	42,303	32,410	9,893
Total net operating income (b)	56,736	42,303	14,433	42,303	32,410	9,893
Depreciation and amortization expense	(48,211)	(32,800)	(15,411)	(32,800)	(32,601)	(199)
Net income (loss)	$8,525	$9,503	$(978)	$9,503	$(191)	$9,694

At December 31:
Square foot occupancy:
Facilities acquired in 2010	74.2%	-	-	-	-	-
Expansion facilities	86.4%	82.5%	4.7%	82.5%	73.4%	12.4%
	82.6%	82.5%	0.1%	82.5%	73.4%	12.4%

In place annual rent per occupied square foot:
Facilities acquired in 2010	$15.66	-	-	-	-	-
Expansion facilities	15.67	15.25	2.8%	15.25	15.76	(3.2)%
	$15.67	$15.25	2.8%	$15.25	$15.76	(3.2)%

Number of Facilities:
Facilities acquired in 2010	42	-	42	-	-	-
Expansion facilities	63	63	-	63	62	1
	105	63	42	63	62	1
Net rentable square feet (in thousands):
Facilities acquired in 2010	2,660	-	2,660	-	-	-
Expansion facilities	5,587	5,369	218	5,369	5,229	140
	8,247	5,369	2,878	5,369	5,229	140

(a)
The properties denoted under “Facilities put in place in 2010” were acquired at various dates in 2010.  Accordingly, rental income, cost of operations, depreciation and net operating income, represent the operating results for the partial period that we owned the facilities.

(b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our consolidated statements of income for the years ended December 31, 2010, 2009 and 2008.

In 2010, we acquired 42 facilities for an aggregate acquisition cost of $239,643,000.  Thirty-two of the facilities are located in California (primarily in Los Angeles and San Francisco), three facilities are located in Chicago, IL., two facilities are located in West Palm Beach, FL., and one facility each is located in Atlanta, GA., Honolulu, HI., New Orleans, LA., Newark, NJ., and Columbus, OH.  We expect increases in revenues and expenses in 2011 for these 42 acquired facilities as their operations will reflect a full operating period.

We believe that our management, promotion, and operating infrastructure will result in these 42 facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, particularly during the challenging operating conditions we currently are experiencing, particularly in California.  Upon acquisition of a facility, we generally reduce rates to new incoming tenants to stimulate move-ins; once a targeted physical occupancy is approached, we raise the rates to new and, more gradually, to existing tenants in order to reach stabilized rents per foot.  There can be no assurance that our expectations with respect to these facilities will be achieved.

The Other Facilities are subject to the same occupancy and rate pressures that our Same Store Facilities are facing, and accordingly the pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, may be negatively impacted by the current economic trends.  Nonetheless, we expect that the Other Facilities will continue to provide earnings growth during 2011.

Equity in earnings of real estate entities

At December 31, 2010, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for the years ended December 31, 2010, 2009 and 2008, consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 11 to our December 31, 2010 consolidated financial statements.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2010	2009	Change	2009	2008	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$77,019	$81,525	$(4,506)	$81,525	$89,067	$(7,542)
Shurgard Europe	49,278	46,374	2,904	46,374	38,785	7,589
Other Investments	2,704	2,713	(9)	2,713	4,626	(1,913)
	129,001	130,612	(1,611)	130,612	132,478	(1,866)
Depreciation:
PSB	(32,215)	(37,167)	4,952	(37,167)	(45,422)	8,255
Shurgard Europe	(27,993)	(24,498)	(3,495)	(24,498)	(27,578)	3,080
Other Investments	(902)	(806)	(96)	(806)	(1,918)	1,112
	(61,110)	(62,471)	1,361	(62,471)	(74,918)	12,447
Other:(2):
PSB (3)	(24,085)	(9,250)	(14,835)	(9,250)	(29,320)	20,070
Shurgard Europe	(5,413)	(5,607)	194	(5,607)	(7,073)	1,466
Other Investments	(41)	(40)	(1)	(40)	(776)	736
	(29,539)	(14,897)	(14,642)	(14,897)	(37,169)	22,272

Total equity in earnings of real estate entities:
PSB	20,719	35,108	(14,389)	35,108	14,325	20,783
Shurgard Europe	15,872	16,269	(397)	16,269	4,134	12,135
Other Investments	1,761	1,867	(106)	1,867	1,932	(65)
Total equity in earnings of real estate entities	$38,352	$53,244	$(14,892)	$53,244	$20,391	$32,853

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

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

Investment in PSB:  At December 31 2010 and 2009, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Our ownership interest was reduced during 2009 as PSB sold 3,833,333 shares of its common stock, of which we purchased 383,333 shares or 10% of the shares issued.

At December 31 2010, PSB owned and operated 21.8 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB decreased to $20,719,000 in 2010 as compared to $35,108,000 in 2009.  This decrease was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases.  This decrease was partially offset by our pro rata share, $2.1 million, of PSB’s gain on disposition of a property.  Equity in earnings was also negatively impacted during 2010 compared to 2009 by our pro-rata share, $4.5 million, of reduced property net operating income due primarily to a 4.1% decline in the annualized realized rent per square foot for PSB’s “Same Park” facilities for 2010, as compared to 2009.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.  See Note 5 to our December 31, 2010 consolidated financial statements for additional financial information on PSB.

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

As described in Note 3 to our December 31, 2010 consolidated financial statements, due to our March 31, 2008 disposition of a 51% interest in Shurgard Europe, beginning for periods after March 31, 2008 we no longer consolidate the revenues and expenses of Shurgard Europe on our consolidated statements of income, and our pro-rata share of the operating results of Shurgard Europe is included in “equity in earnings of real estate entities.” Selected financial data for Shurgard Europe for the years ended December 31, 2010, 2009 and 2008 is included in Note 5 to our December 31, 2010 consolidated financial statements.

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

At December 31, 2010, Shurgard Europe’s operations comprise 188 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 116 wholly-owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.

Our equity in earnings from Shurgard Europe is comprised of our 49% equity share in the net income of Shurgard Europe, as well as 49% of the interest earned with respect to the loan receivable from Shurgard Europe and 49% of trademark license fees received from Shurgard Europe, which are reclassified in consolidation from interest and other income to equity in earnings of Shurgard Europe.  The amount of interest reclassified was approximately $24.1 million in 2010, $23.9 million in 2009 and $17.8 million in 2007.

Equity in earnings from our investment in Shurgard Europe for the year ended December 31, 2010 was $15,872,000 as compared to $16,269,000 for the same period in 2009, representing a decrease of $397,000.  This decrease is due primarily to i) the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.326 for the year ended December 31, 2010, as compared to 1.393 for the same period in 2009, (ii) an increase in general and administrative expense, and (iii) additional depreciation expense, offset partially by iv) our pro-rata share of Shurgard Europe’s same-store properties’ increase in net operating income, on a constant exchange rate basis (see table below) and (v) improvements in operating income from recently developed facilities.

Equity in earnings from our investment in Shurgard Europe for the year ended December 31, 2009 was $16,269,000 compared to $4,134,000 for the same period in 2008, representing an increase of $12,135,000.  This increase includes i) a reduction in our pro-rata share of Shurgard Europe’s depreciation expense, primarily due to declines in tenant intangible amortization, ii) our pro-rata share of a reduction in Shurgard Europe’s third party interest expense (joint ventures in which Shurgard Europe has a 20% interest refinanced their outstanding debt, effective November 1, 2009, at substantially lower interest rates), (iii)  the timing of our disposition of the 51% interest in Shurgard Europe as equity in earnings for 2008 only includes amounts for the period of April 1, 2008 through December 31, 2008 while the 2009 includes amounts for the entire year, offset by iv) our pro-rata share of Shurgard Europe’s same-store properties’ decline in net operating income, on a constant exchange rate basis, and (v) the effect of a change in the average exchange rate of the Euro relative to the U.S. Dollar to 1.393 for the year ended December 31, 2009 as compared to 1.470 for the same period in 2008.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

The Shurgard Europe Same Store Facilities represent those 91 facilities that have been wholly-owned by Shurgard Europe and stabilized since January 1, 2008 and therefore provide meaningful comparisons for 2008, 2009, and 2010.  The following table reflects the operating results of these 91 facilities.

Selected Operating Data for the 91 facilities wholly owned by Shurgard Europe and operated on a stabilized basis since January 1, 2008 (“Europe Same Store Facilities”):	Year Ended December 31,			Year Ended December 31,
	2010	2009	Percentage Change	2009	2008	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a) (b)
Revenues:
Rental income	$111,222	$109,469	1.6%	$109,469	$114,129	(4.1)%
Late charges and administrative fees collected	1,913	1,757	8.9%	1,757	1,189	47.8%
Total revenues	113,135	111,226	1.7%	111,226	115,318	(3.5)%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	5,520	5,427	1.7%	5,427	5,421	0.1%
Direct property payroll	13,287	13,028	2.0%	13,028	13,076	(0.4)%
Advertising and promotion	3,762	4,472	(15.9)%	4,472	3,364	32.9%
Utilities	2,351	2,294	2.5%	2,294	2,225	3.1%
Repairs and maintenance	2,966	2,950	0.5%	2,950	3,127	(5.7)%
Property insurance	615	675	(8.9)%	675	717	(5.9)%
Other costs of management	16,877	16,398	2.9%	16,398	16,037	2.3%
Total cost of operations	45,378	45,244	0.3%	45,244	43,967	2.9%

Net operating income (c)	$67,757	$65,982	2.7%	$65,982	$71,351	(7.5)%

Gross margin	59.9%	59.3%	1.0%	59.3%	61.9%	(4.2)%
Weighted average for the period:
Square foot occupancy (d)	85.3%	86.1%	(0.9)%	86.1%	86.9%	(0.9)%
Realized annual rent per occupied square foot (e)(f)	$26.08	$25.43	2.6%	$25.43	$26.27	(3.2)%
REVPAF (f)(g)	$22.25	$21.90	1.6%	$21.90	$22.83	(4.1)%
Weighted average at December 31:
Square foot occupancy	84.8%	85.6%	(0.9)%	85.6%	84.7%	1.1%
In place annual rent per occupied square foot (h)	$29.70	$28.58	3.9%	$28.58	$28.73	(0.5)%
Total net rentable square feet (in thousands)	4,999	4,999	-	4,999	4,999	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.326	1.326	-	1.326	1.326	-
Actual historical exchange rates	1.326	1.393	(4.8)%	1.393	1.470	(5.2)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the years ended December 31, 2009 and 2008 have been restated using the actual exchange rate for 2010.

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

Shurgard Europe’s operations have been impacted by the same trends in self-storage demand that our domestic facilities faced.  Year-over-year revenue growth improved from a 3.5% reduction in 2009, to a 1.7% increase in 2010.   At December 31, 2010, in place rental rates were 3.9% higher and average square foot occupancy was down 0.9%, as compared to December 31, 2009.   The operating results of the Europe Same Store Facilities are more volatile than the operating results of the Same Store Facilities, because of the relatively smaller size of the Europe Same Store Facilities.

Net operating income increased 2.7% in the year ended December 31, 2010 as compared to the same period in 2009.  The increase in the year ended December 31, 2010 as compared to the same period in 2009 is due to a 1.7% increase in revenues, partially offset by a 0.3% increase in cost of operations.  The revenue increase in the year ended December 31, 2010 as compared to the same period in 2009 was primarily caused by higher rental income as a result of an increase in average realized annual rental rates per occupied square foot partially offset by a decrease in average occupancy levels.

Shurgard Europe, similar to our Domestic Self-Storage segment, has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.

In Note 5 to our December 31, 2010 consolidated financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2010, 2009 and 2008.  Shurgard Europe’s consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

See “Liquidity and Capital Resources – European Activities” for additional information on Shurgard Europe’s liquidity.

Other Investments: The “Other Investments” at December 31, 2010 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  The reduction for 2009 as compared to 2008 is due to our commencing consolidation of three facilities that we acquired, which were previously owned by entities that we accounted for on the equity method of accounting.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 5 to our December 31, 2010 consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, (iv) merchandise sales and tenant reinsurance operations conducted by Shurgard Europe to the extent consolidated in our financial statements, and (v) management of facilities for third parties and facilities owned by the Unconsolidated Entities.  Revenues and expenses of discontinued ancillary operations, including our truck rental and containerized businesses, are included in discontinued operations on our consolidated statements of income.

Commercial property operations are included in our Commercial segment, and the merchandise and tenant reinsurance operations conducted by Shurgard Europe are included in our Europe Self-Storage segment to the extent consolidated in our financial statements.  All other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2010 consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our consolidated statements of income.

	Year Ended December 31			Year Ended December 31,
	2010	2009	Change	2009	2008	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$65,484	$62,644	$2,840	$62,644	$57,280	$5,364
Commercial	14,261	14,982	(721)	14,982	15,326	(344)
Merchandise and other	24,636	29,971	(5,335)	29,971	30,902	(931)
Shurgard Europe merchandise and tenant insurance	-	-	-	-	4,913	(4,913)
Total revenues	104,381	107,597	(3,216)	107,597	108,421	(824)

Ancillary Cost of Operations:
Tenant reinsurance	10,552	9,789	763	9,789	6,734	3,055
Commercial	5,748	5,759	(11)	5,759	6,292	(533)
Merchandise and other	17,389	20,463	(3,074)	20,463	22,093	(1,630)
Shurgard Europe merchandise and tenant insurance	-	-	-	-	1,409	(1,409)
Total cost of operations	33,689	36,011	(2,322)	36,011	36,528	(517)

Depreciation – commercial operations:	2,620	2,958	(338)	2,958	2,900	58

Ancillary net income:
Tenant reinsurance	54,932	52,855	2,077	52,855	50,546	2,309
Commercial	5,893	6,265	(372)	6,265	6,134	131
Merchandise and other	7,247	9,508	(2,261)	9,508	8,809	699
Shurgard Europe merchandise and tenant reinsurance	-	-	-	-	3,504	(3,504)
Total ancillary net income	$68,072	$68,628	$(556)	$68,628	$68,993	$(365)

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities.  The revenues that we record are based upon premiums that we reinsure.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Included in cost of operations for the years ended December 31, 2010, 2009 and 2008 were (increases) reductions of ($250,000), $2,771,000 and $5,800,000, respectively, related to changes in accounting estimates.

The increase in tenant reinsurance revenues over the past year was primarily attributable to an increase in the percentage of our existing tenants retaining such policies, as well as an increase in the number of facilities due to the acquisition of 42 facilities in the year ended December 31, 2010.   On average, approximately 58.2%, 56.8%, and 52.3% of our tenants had such policies during 2010, 2009, and 2008, respectively.  We believe that the growth in tenant reinsurance revenues in 2011 may not be as high as experienced in 2010 because we expect less growth in the percentage of tenants retaining insurance policies.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  Merchandise revenues have been negatively impacted in 2010 as compared to 2009 by reduced volume, driven primarily by a shift in the mix of locks sold to a more upscale but lower-margin product.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $29,017,000 in 2010, $29,813,000 in 2009, and $36,155,000 in 2008 and is comprised primarily of interest and other income from Shurgard Europe and, to a lesser extent, interest earned on cash balances.

The interest and other income from Shurgard Europe is comprised of interest income on the loan receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our consolidated statements of income.  Interest and other income from Shurgard Europe increased from $24,832,000 in 2009 to $25,121,000 in 2010, due primarily to an increase in the interest rate on the loan receivable from Shurgard Europe from 7.5% to 9.0%, effective November 1, 2009, in connection with an extension of the loan, partially offset by a decrease in the average exchange rate of the Euro to the U.S. Dollar to 1.326 for 2010 as compared to 1.393 for 2009.  Interest and other income from Shurgard Europe increased from $18,496,000 for the year ended December 31, 2008 to $24,832,000 for the year ended December 31, 2009, as no interest or other income in connection with the loan or trademark license fees was recorded prior to March 31, 2008, as any such income received was fully eliminated in consolidation until March 31, 2008.

The loan receivable from Shurgard Europe, denominated in Euros, totaling €373.7 million ($495.2 million) as of December 31, 2010, matures in March 31, 2013.  During, 2010, Shurgard Europe repaid €18.2 million ($24.5 million) on the note.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

Interest earned on our cash balances was $3,896,000, $4,981,000, and $17,659,000 in 2010, 2009, and 2008, respectively.   The reductions in interest earned have been primarily due to reduced interest rates, which decreased in 2008, 2009, and 2010 and are now at historically low rates.

Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments and short-term investments in high-grade corporate securities of approximately 0.1%, earned interest is expected to be minimal.

Depreciation and amortization: Depreciation and amortization expense was $354,006,000, $339,766,000 and $408,983,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The increase in depreciation and amortization expense for 2010, as compared to 2009 is primarily due to amortization of the tenant intangible assets we acquired in connection with the acquisition of 42 self-storage facilities during 2010.  Amortization expense with respect to tenant intangible assets was $13,261,000 for 2010, as compared to $5,530,000 for 2009.  We expect approximately $7.0 million in intangible amortization during the year ending December 31, 2011, with respect to our intangible assets at December 31, 2010, primarily attributable to the 42 self-storage facilities we acquired in 2010.  Future intangible amortization will also depend upon the level of acquisitions of facilities that have tenants in place.

The decrease in depreciation and amortization expense in 2009 as compared to 2008 is due principally to a decline in amortization of tenant intangible assets that were acquired in connection with the 2006 Shurgard Merger.  Amortization expense with respect to tenant intangible assets was $5,530,000 in 2009 and $51,158,000 in 2008.

Effective March 31, 2008, depreciation and amortization ceased on the facilities owned by Shurgard Europe, which was deconsolidated effective March 31, 2008.  Included in our depreciation and amortization related to Shurgard Europe’s facilities was $21,871,000 for the three months ended March 31, 2008.

General and administrative expense: General and administrative expense was $38,487,000, $35,735,000, and $62,809,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation for corporate and executive personnel.  During the year ended December 31, 2010, we incurred $2.6 million of expenses related to the acquisition of self-storage facilities.

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

We expect ongoing general and administrative expense to approximate $35 million to $40 million in 2011, excluding expenses related to property acquisitions.  Costs related to property acquisitions are included in general and administrative expense; however, such expenses for 2011 are dependent on the level of acquisitions, which is not determinable at this time.

Interest expense: Interest expense was $30,225,000, $29,916,000 and $43,944,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The increase in 2010 as compared to 2009 is due to $1,399,000 in interest expense on debt assumed in connection with property acquisitions during the quarter ended June 30, 2010.  The decrease in 2009 as compared to 2008 is due to the deconsolidation of Shurgard Europe effective March 31, 2008, which incurred $6,892,000 in interest expense for the three months ended March 31, 2008, as well as a reduction of $5,859,000 in interest expense due to the aforementioned early retirement in February 2009 of $110.2 million face amount of senior unsecured debt.

See Note 6 to our December 31, 2010 consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Capitalized interest expense totaled $385,000, $718,000 and $1,998,000 for the years ended December 31, 2010, 2009 and 2008, respectively, in connection with our development activities.

Foreign Exchange Gain (Loss): Our loan receivable from Shurgard Europe is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded a foreign currency translation loss of $42,264,000, a gain of $9,662,000, and a loss of $25,362,000 in 2010, 2009, and 2008, respectively, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.325, 1.433, and 1.409 at December 31, 2010, 2009 and 2008, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the loan.

Discontinued Operations: Discontinued operations includes the historical operations of our containerized storage and truck operations that were discontinued in 2009 and the operations of certain self-storage facilities that were discontinued.  In addition to the pre-disposal ongoing revenues and expenses of these operations, discontinued operations includes the following items: (i) gains on disposition of discontinued self-storage facilities totaling approximately $7,794,000 for 2010, compared to gains of $6,018,000 for 2009, (ii) $3,500,000 in costs associated with the disposal of trucks recorded in 2009, and (iii) impairment charges associated with terminated ground leases totaling $595,000 for 2010, compared to charges of $8,205,000 recorded for 2009.

Liquidity and Capital Resources

We have $456.2 million of cash and $102.3 million in short-term investments in high-grade corporate securities at December 31, 2010.  We believe that our cash, the cash that we expect to receive upon maturity of the marketable securities, and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

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

	For the Year Ended December 31,
	2010	2009	2008
	(Amount in thousands)
Net cash provided by operating activities (a)	$1,093,221	$1,112,857	$1,076,971

Capital improvements to maintain our facilities	(77,500)	(62,352)	(76,311)
Remaining operating cash flow available for distributions to equity holders	1,015,721	1,050,505	1,000,660

Distributions paid to noncontrolling interests	(24,542)	(28,267)	(39,328)

Cash from operations allocable to Public Storage shareholders	991,179	1,022,238	961,332
Distributions paid to Public Storage shareholders	(754,770)	(624,665)	(733,676)

Cash from operations available for principal payments on debt and reinvestment (b)	$236,409	$397,573	$227,656

(a)	Represents net cash provided by operating activities for each respective year as presented in our December 31, 2010 consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash and marketable securities at December 31, 2010, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Our credit ratings on each of our series of preferred shares are “Baa1” by Moody’s, “BBB+” by Standard & Poor’s and “A-” by Fitch Ratings.

Summary of Current Cash Balances and Short-term Capital Commitments:  At December 31, 2010, we had approximately $456.2 million of cash and $102.3 million of short-term investments in high-grade corporate securities.  We also have access to our $300 million line of credit which does not expire until March 27, 2012.  Our capital commitments for 2011 are approximately $153.3 million and include (i) $133.8 million in principal payments on debt and (ii) $19.5 million for the acquisition of five self-storage facilities described below.

Loan to PSB: On February 9, 2011, we loaned PSB $121.0 million which PSB used to re-pay borrowings against their credit facility and repurchase preferred stock.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85%.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at February 28, 2011.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

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

Debt Service Requirements: At December 31, 2010, outstanding debt totaled approximately $568.4 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2011	$103,532	$30,243	$133,775
2012	-	70,761	70,761
2013	186,460	79,123	265,583
2014	-	49,111	49,111
2015	-	29,133	29,133
Thereafter	-	20,054	20,054
	$289,992	$278,425	$568,417

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At December 31, 2010, we have 1,932 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio. We incurred capital improvements totaling $77.5 million during 2010.    During 2011, we expect to incur approximately $81 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate distributions paid during 2010 totaled $754.8 million, consisting of the following (amounts in thousands):

Cumulative preferred shareholders	$232,745
Equity Shares, Series A shareholders	5,131
Common shareholders and restricted share unitholders	516,894
Total REIT qualifying distributions	$754,770

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at December 31, 2010 to be approximately $230 million per year, assuming no additional preferred share issuances or redemptions during 2011.  We redeemed the Equity Shares, Series A on April 15, 2010 and no further distributions will be paid after March 31, 2010.

On February 25, 2011, our Board of Trustees declared a regular common dividend of $0.80 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are also obligated to pay distributions to non-controlling interests in our consolidated subsidiaries.  During 2010, we paid distributions totaling $5.9 million with respect to preferred partnership units.  During October 2010, we repurchased all of our remaining preferred partnership units which had an annual distribution requirement of $7.3 million, and no further distributions will be paid past the repurchase date.  In addition, we are required to pay distributions to other noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $18,612,000 in 2010, $18,812,000 in 2009 and $17,716,000 in 2008, which represents our expectations with respect to future distribution levels.

Obligations with Respect to Acquisition and Development Activities: At December 31, 2010, we were under contract to acquire five self-storage facilities for an aggregate of $19.5 million, which we closed in January 2011.  In February 2011, we acquired the leasehold interest in one of our existing self-storage properties for approximately $6.6 million.  During 2011, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

We have a minimal development pipeline at December 31, 2010 and have no current plan to expand our development activities.  We plan on financing these activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of December 31, 2010, Shurgard Europe owed us €373.7 million ($495.2 million) pursuant to a loan agreement.  The loan matures on March 31, 2013, and bears interest at 9.0% per annum.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  During the year ended December 31, 2010, Shurgard Europe repaid €18.2 million ($24.5 million) of the loan.  Future payments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.

Shurgard Europe has a 20% interest in two joint ventures (First Shurgard and Second Shurgard).  The two joint ventures collectively had approximately €205.8 million ($272.7 million) of outstanding debt payable to third parties at December 31, 2010, which is non-recourse to Shurgard Europe.  One of the joint venture loans, totaling €94.5 million ($125.2 million), is due May 2011, with a right to extend one year.  The other joint venture loan, totaling €111.3 million ($147.5 million), was recently refinanced and is now due in July 2013.  Both joint venture loans are secured by the joint ventures’ respective facilities, and are not guaranteed by Public Storage, Shurgard Europe or any third party.

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

Redemption of Preferred Securities: As of December 31, 2010, several series of our preferred securities were redeemable at our option upon at least 30 days notice with dividend rates ranging from 6.125% to 7.000% and have an aggregate redemption value of approximately $1.2 billion.  During 2011, we have an additional $1.3 billion liquidation value of our preferred securities that become redeemable, most notably $518 million of our 7.25% Series I Cumulative Preferred Shares and $425 million of our 7.25% Series K Cumulative Preferred Shares, which are available for redemption on May 3, 2011 and August 8, 2011, respectively.   Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2010, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 28, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2010 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter

Long-term debt (1)	$633,515	$158,683	$91,697	$275,535	$$53,034	$30,423	$24,143

Operating leases (2)	71,475	4,060	4,035	4,092	4,036	5,133	50,119

Construction and purchase commitments (3)	21,325	18,370	2,955	-	-	-	-

Total	$726,315	$181,113	$98,687	$279,627	$57,070	$35,556	$74,262

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2010 consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development, acquisition and capital expenditures at December 31, 2010.

Off-Balance Sheet Arrangements: At December 31, 2010 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At December 31, 2010, our debt as a percentage of total equity (based on book values) was 6.5%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At December 31, 2010, our Series W, Series X, Series Y, Series Z, Series A, Series C, Series D, Series E, Series F and Series G preferred shares are currently redeemable by us at our option.  Under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our December 31, 2010 consolidated financial statements.

Our market-risk sensitive instruments include notes payable, which totaled $568,417,000 at December 31, 2010.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $264.7 million at December 31, 2010.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €373.7 million ($495.2 million) at December 31, 2010.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2010 (dollar amounts in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt	$133,775	$70,761	$265,583	$49,111	$29,133	$20,054	$568,417	$574,419
Average interest rate	5.40%	5.43%	5.25%	5.03%	5.03%	5.03%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of December 31, 2010, we have no borrowings under our line of credit.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements of the Company at December 31, 2010 and December 31, 2009 and for each of the three years in the period ended December 31, 2010 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein.  Reference is made to the Index to Financial Statements and Schedules in Item 15.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

                               /s/ Ernst & Young LLP

Los Angeles, California
February 28, 2011

PART III

ITEM 10. Trustees, Executive Officers and Corporate Governance

The information required by this item with respect to trustees is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting scheduled to be held on May 5, 2011 (the “Proxy Statement”) under the caption “Election of Trustees.”

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

The following is a biographical summary of the current executive officers of the Company:

 Ronald L. Havner, Jr., age 53, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), serving as Treasurer and a member of the Audit and Investment Committee. He is also a member of the NYU REIT Center Board of Advisors and a director of Business Machine Security, Inc.

John Reyes, age 50, Senior Vice President and Chief Financial Officer, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer.  He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996.  From 1983 to 1990, Mr. Reyes was employed by Ernst & Young as a certified public accountant.

David F. Doll, age 52, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.  Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

Candace N. Krol, age 49, became Senior Vice President of Human Resources in September 2005.  From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

Steven M. Glick, age 54, became Senior Vice President and Chief Legal Officer of Public Storage on February 23, 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Immediately before joining Technicolor (then named Thomson), he was an Executive Vice President at Paramount Pictures with responsibility for, among other things, legal, business development and licensing for International Home Entertainment.

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

The following table sets forth information as of December 31, 2010 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	3,429,453	(b)	$59.62	2,044,222

Equity compensation plans not approved by security holders (c)	5,834		$26.35	595,002

a)
The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2010 consolidated financial statements.  All plans, other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company’s shareholders.

b)	Includes 484,395 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

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

ITEM 13.        Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters—Trustee Independence” and “Certain Relationships and Related Transactions and Legal Proceedings.”

ITEM 14.        Principal Accountant Fees and Services

The information required by this item with respect to fees and services provided by the Company’s independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Ratification of Auditors—Fees Billed to the Company by Ernst & Young LLP for 2010 and 2009”.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

a.	1.	Financial Statements
The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.
	2.	Financial Statement Schedules
The financial statements schedules listed in the accompanying Index to FinancialStatements and Schedules are filed as part of this report.
	3.	Exhibits
See Index to Exhibits contained herein.
b.		Exhibits:
See Index to Exhibits contained herein.
c.		Financial Statement Schedules
Not applicable.

PUBLIC STORAGE

INDEX TO EXHIBITS (1)

(Items 15(a)(3) and 15(c))

3.1
Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust.  Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage Equity Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage Equity Shares, Series AAA. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 7.500% Cumulative Preferred Shares, Series V. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 7.125% Cumulative Preferred Shares, Series B. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.14	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.16	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.22	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.23	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.24
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

10.27*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.28*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.29*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.30*.	Amendment to Form of Trustee Stock Option Agreement. Filed herewith.
10.31*	Revised Form of Trustee Stock Option Agreement. Filed herewith.
10.32*	Employment Offer Letter Agreement dated February 3, 2010 between Registrant and Steven M. Glick. Filed herewith.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF**	XBRL Taxonomy Extension Definition Linkbase
101 .LAB**	XBRL Taxonomy Extension Label Linkbase
101 .PRE**	XBRL Taxonomy Extension Presentation Link
_	(1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE

Date: February 28, 2011	By: /s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice-Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Vice-Chairman of the Board, Chief Executive Officer, President and Trustee (principal executive officer)	February 28, 2011
/s/ John Reyes John Reyes	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2011
/s/ B. Wayne Hughes B. Wayne Hughes	Chairman of the Board	February 28, 2011
/s/ Dann V. Angeloff Dann V. Angeloff	Trustee	February 28, 2011
/s/ John T. Evans John T. Evans	Trustee	February 28, 2011
/s/ Tamara Hughes Gustavson Tamara Hughes Gustavson	Trustee	February 28, 2011
/s/ Uri P. Harkham Uri P. Harkham	Trustee	February 28, 2011
/s/ B. Wayne Hughes, Jr. B. Wayne Hughes, Jr.	Trustee	February 28, 2011
/s/ Avedick B. Poladian Avedick B. Poladian	Trustee	February 28, 2011
/s/ Gary E. Pruitt Gary E. Pruitt	Trustee	February 28, 2011
/s/ Ronald P. Spogli Ronald P. Spogli	Trustee	February 28, 2011
/s/ Daniel C. Staton Daniel C. Staton	Trustee	February 28, 2011

PUBLIC STORAGE
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1

Consolidated balance sheets as of December 31, 2010 and 2009	F-2

For each of the three years in the period ended December 31, 2010:

Consolidated statements of income	F-3

Consolidated statements of equity	F-4 – F-5

Consolidated statements of cash flows	F-6 – F-7

Notes to consolidated financial statements	F-8 – F-36

Schedule:

III – Real estate and accumulated depreciation	F-37 – F-99

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California
February 28, 2011

PUBLIC STORAGE
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts in thousands, except share data)

	December 31, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$456,252	$763,789
Marketable securities	102,279	-
Real estate facilities, at cost:
Land	2,789,227	2,717,368
Buildings	7,798,120	7,575,587
	10,587,347	10,292,955
Accumulated depreciation	(3,061,459)	(2,734,449)
	7,525,888	7,558,506
Construction in process	6,928	3,527
	7,532,816	7,562,033

Investment in real estate entities	601,569	612,316
Goodwill, net	174,634	174,634
Intangible assets, net	42,091	38,270
Loan receivable from Shurgard Europe	495,229	561,703
Other assets	90,463	92,900
Total assets	$9,495,333	$9,805,645

LIABILITIES AND EQUITY

Notes payable	$568,417	$518,889
Accrued and other liabilities	205,769	212,253
Total liabilities	774,186	731,142

Redeemable noncontrolling interests in subsidiaries (Note 7)	12,213	13,122

Commitments and contingencies (Note 13)
Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 486,390 shares issued (in series) and outstanding, (886,140 at December 31, 2009), at liquidation preference	3,396,027	3,399,777
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,252,819 shares issued and outstanding (168,405,539 at December 31, 2009)	16,927	16,842
Equity Shares of beneficial interest, Series A, $0.01 par value, 100,000,000 shares authorized, none outstanding (8,377.193 shares issued and outstanding at December 31, 2009) (Note 8)	-	-
Paid-in capital	5,515,827	5,680,549
Accumulated deficit	(236,410)	(153,759)
Accumulated other comprehensive loss	(15,773)	(15,002)
Total Public Storage shareholders’ equity	8,676,598	8,928,407
Equity of permanent noncontrolling interests in subsidiaries (Note 7)	32,336	132,974
Total equity	8,708,934	9,061,381
Total liabilities and equity	$9,495,333	$9,805,645

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended December 31, 2010
(Amounts in thousands, except per share amounts)

	2010	2009	2008

Revenues:
Self-storage facilities	$1,513,324	$1,487,295	$1,575,912
Ancillary operations	104,381	107,597	108,421
Interest and other income	29,017	29,813	36,155
	1,646,722	1,624,705	1,720,488
Expenses:
Cost of operations:
Self-storage facilities	496,302	485,695	517,752
Ancillary operations	33,689	36,011	36,528
Depreciation and amortization	354,006	339,766	408,983
General and administrative	38,487	35,735	62,809
Interest expense	30,225	29,916	43,944
	952,709	927,123	1,070,016
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain (loss), gains on disposition of real estate investments, net, gain on early retirement of debt and asset impairment charges	694,013	697,582	650,472
Equity in earnings of real estate entities	38,352	53,244	20,391
Foreign currency exchange gain (loss)	(42,264)	9,662	(25,362)
Gains on disposition of real estate investments, net	396	33,426	336,545
Gain on early retirement of debt	431	4,114	-
Asset impairment charges	(2,332)	-	(525)
Income from continuing operations	688,596	798,028	981,521
Discontinued operations	7,518	(7,572)	(7,649)
Net income	696,114	790,456	973,872
Net income allocated (to) from noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(23,676)	(27,835)	(38,696)
Based upon repurchases of preferred partnership units	(400)	72,000	-
Net income allocable to Public Storage shareholders	$672,038	$834,621	$935,176

Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$232,745	$232,431	$239,721
Preferred shareholders based on repurchases	7,889	(6,218)	(33,851)
Equity Shares, Series A	5,131	20,524	21,199
Equity Shares, Series A based on redemptions	25,746	-	-
Restricted share units	1,349	1,918	2,304
Common shareholders	399,178	585,966	705,803
	$672,038	$834,621	$935,176
Net income per common share – basic
Continuing operations	$2.32	$3.52	$4.24
Discontinued operations	0.04	(0.04)	(0.05)
	$2.36	$3.48	$4.19
Net income per common share – diluted
Continuing operations	$2.31	$3.51	$4.23
Discontinued operations	0.04	(0.04)	(0.05)
	$2.35	$3.47	$4.18
Basic weighted average common shares outstanding	168,877	168,358	168,250
Diluted weighted average common shares outstanding	169,772	168,768	168,675

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2010
(Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent Noncontrolling
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Interests in	Total
	Shares	Shares	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity
Balances at December 31, 2007	$3,527,500	$16,943	$5,653,975	$(485,354)	$50,065	$8,763,129	$500,127	$9,263,256
Repurchase of cumulative preferred shares (852,378 shares) (Note 8)	(103,173)	-	36,294	-	-	(66,879)	-	(66,879)
Repurchase of Equity Shares, Series A (367,000 shares) (Note 8)	-	-	(7,707)	-	-	(7,707)	-	(7,707)
Issuance of common shares in connection with share-based compensation (377,453 shares) (Note 10)	-	38	10,852	-	-	10,890	-	10,890
Repurchase of common shares (1,520,196 shares) (Note 8)	-	(152)	(111,751)	-	-	(111,903)	-	(111,903)
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	8,430	-	-	8,430	-	8,430
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 7)	-	-	-	(6,469)	-	(6,469)	-	(6,469)
Deconsolidation of permanent noncontrolling interests in subsidiaries due to disposition of an interest (Note 7)	-	-	-	-	-	-	(148,901)	(148,901)
Net income	-	-	-	973,872	-	973,872	-	973,872
Net income to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(1,083)	-	(1,083)	-	(1,083)
Permanent noncontrolling equity interests	-	-	-	(37,613)	-	(37,613)	37,613	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(239,721)	-	(239,721)	-	(239,721)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(37,993)	(37,993)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(21,199)	-	(21,199)	-	(21,199)
Holders of unvested restricted share units	-	-	-	(1,933)	-	(1,933)	-	(1,933)
Common shares ($2.80 per share)	-	-	-	(470,823)	-	(470,823)	-	(470,823)
Other comprehensive loss (Note 2)	-	-	-	-	(81,996)	(81,996)	7,263	(74,733)
Balances at December 31, 2008	3,424,327	16,829	5,590,093	(290,323)	(31,931)	8,708,995	358,109	9,067,104
Repurchase of cumulative preferred shares (982,000 shares) (Note 8)	(24,550)	-	7,015	-	-	(17,535)	-	(17,535)
Repurchase of preferred partnership units (Note 7)	-	-	72,000	-	-	72,000	(225,000)	(153,000)
Issuance of common shares in connection with share-based compensation (125,807 shares) (Note 10)	-	13	2,179	-	-	2,192	-	2,192
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	9,262	-	-	9,262	-	9,262
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 7)	-	-	-	(1,392)	-	(1,392)	-	(1,392)
Net income	-	-	-	790,456	-	790,456	-	790,456
Net income allocated to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(993)	-	(993)	-	(993)
Permanent noncontrolling equity interests	-	-	-	(26,842)	-	(26,842)	26,842	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(232,431)	-	(232,431)	-	(232,431)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(26,977)	(26,977)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(20,524)	-	(20,524)	-	(20,524)
Holders of unvested restricted share units	-	-	-	(1,306)	-	(1,306)	-	(1,306)

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2010
(Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent Noncontrolling
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Interests in	Total
	Shares	Shares	Capital	Deficit	Income (Loss)	Equity	Subsidiaries	Equity

Common shares ($2.20 per share)	-	-	-	(370,404)	-	(370,404)	-	(370,404)
Other comprehensive income (Note 2)	-	-	-	-	16,929	16,929	-	16,929
Balances at December 31, 2009	3,399,777	16,842	5,680,549	(153,759)	(15,002)	8,928,407	132,974	9,061,381
Repurchase of cumulative preferred shares (10,950,000 shares) (Note 8)	(273,750)	-	800	-	-	(272,950)	-	(272,950)
Issuance of cumulative preferred shares (10,800,000 shares) (Note 8)	270,000	-	(8,897)	-	-	261,103	-	261,103
Repurchase of preferred partnership units (Note 7)	-	-	(400)	-	-	(400)	(100,000)	(100,400)
Redemption of Equity Shares, Series A (8,377.193 shares) (Note 8)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (847,280 shares) (Note 10)	-	85	41,223	-	-	41,308	-	41,308
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	7,918	-	-	7,918	-	7,918
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 7)	-	-	-	(319)	-	(319)	-	(319)
Net income	-	-	-	696,114	-	696,114	-	696,114
Net income allocated to (Note 7):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(933)	-	(933)	-	(933)
Permanent noncontrolling equity interests	-	-	-	(22,743)	-	(22,743)	22,743	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(232,745)	-	(232,745)	-	(232,745)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(23,381)	(23,381)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Holders of unvested restricted share units	-	-	-	(1,589)	-	(1,589)	-	(1,589)
Common shares ($3.05 per share)	-	-	-	(515,305)	-	(515,305)	-	(515,305)
Other comprehensive income (Note 2)	-	-	-	-	(771)	(771)	-	(771)
Balances at December 31, 2010	$3,396,027	$16,927	$5,515,827	$(236,410)	$(15,773)	$8,676,598	$32,336	$8,708,934

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2010
(Amounts in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$696,114	$790,456	$973,872
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition of real estate investments, including amounts in discontinued operations	(8,190)	(39,444)	(336,545)
Gain on early retirement of debt	(431)	(4,114)	-
Asset impairment charges, including amounts in discontinued operations	2,927	8,205	525
Depreciation and amortization, including amounts in discontinued operations	354,386	342,127	414,201
Distributions received from real estate entities in excess of (less than) equity in earnings of real estate entities	11,536	(3,836)	23,064
Foreign currency exchange loss (gain)	42,264	(9,662)	25,362
Other	(5,385)	29,125	(23,508)
Total adjustments	397,107	322,401	103,099
Net cash provided by operating activities	1,093,221	1,112,857	1,076,971
Cash flows from investing activities:
Capital improvements to real estate facilities	(77,500)	(62,352)	(76,311)
Construction in process	(16,759)	(14,165)	(74,611)
Acquisition of real estate facilities and tenant intangibles (Note 4)	(107,945)	-	(43,569)
Proceeds from sales of other real estate investments	15,210	11,596	2,227
Acquisition of common stock of PS Business Parks	-	(17,825)	-
Proceeds from the disposition of interest in Shurgard Europe (Note 3)	-	-	609,059
Deconsolidation of Shurgard Europe (Note 3)	-	-	(34,588)
Investment in Shurgard Europe	-	-	(54,702)
Proceeds from repayments of loan receivable from Shurgard Europe	24,539	-	-
Acquisition of redeemable noncontrolling interests in subsidiaries	(1,000)	(750)	-
Net purchases of marketable securities	(104,828)	-	-
Other investing activities	1,678	(7,913)	12,513
Net cash (used in) provided by investing activities	(266,605)	(91,409)	340,018
Cash flows from financing activities:
Principal payments on notes payable	(77,092)	(7,504)	(62,877)
Repurchases of senior unsecured notes payable	-	(109,622)	-
Issuance of secured note payable	-	-	12,750
Proceeds from borrowing on debt of Existing European Joint Ventures	-	-	14,654
Net proceeds from the issuance of common shares	41,308	2,192	10,890
Issuance of cumulative preferred shares	261,103	-	-
Repurchases of common shares	-	-	(111,903)
Repurchases of cumulative preferred shares	(272,950)	(17,535)	(66,879)
Repurchases of Equity Shares, Series A	(205,366)	-	(7,707)
Repurchases of permanent noncontrolling equity interests	(100,400)	(153,000)	-
Distributions paid to Public Storage shareholders	(754,770)	(624,665)	(733,676)
Distributions paid to redeemable noncontrolling interests	(1,161)	(1,290)	(1,335)
Distributions paid to permanent noncontrolling equity interests	(23,381)	(26,977)	(37,993)
Net cash used in financing activities	(1,132,709)	(938,401)	(984,076)
Net increase (decrease) in cash and cash equivalents	(306,093)	83,047	432,913
Net effect of foreign exchange translation on cash	(1,444)	41	2,344
Cash and cash equivalents at the beginning of the year	763,789	680,701	245,444
Cash and cash equivalents at the end of the year	$456,252	$763,789	$680,701

See accompanying notes.

PUBLIC STORAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2010
(Amounts in thousands)

(Continued)

	2010	2009	2008
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$445	$(1,444)	$(90,921)
Construction in process	-	-	(957)
Investment in real estate entities	(789)	(15,764)	63,495
Intangible assets, net	-	-	(4,528)
Loan receivable from Shurgard Europe	41,935	(9,342)	66,461
Other assets	-	-	(3,756)
Notes payable	-	-	28,912
Accrued and other liabilities	-	-	5,879
Permanent noncontrolling equity interests in subsidiaries	-	-	7,263
Accumulated other comprehensive income (loss)	(43,035)	26,591	(69,504)

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(319)	(1,392)	(6,469)
Redeemable noncontrolling interests	319	1,392	6,469

Real estate acquired in exchange for assumption of note payable and extinguishment of investment	(131,698)	-	(12,388)
Note payable assumed in connection with the acquisition of real estate	131,698	-	10,250
Investment extinguished in exchange for real estate	-	-	2,138

Real estate disposed of in exchange for other asset	-	2,941	-
Other asset received in exchange for disposal of real estate	-	(2,941)	-

Deconsolidation of real estate entities (2008: Shurgard Europe, Note 3)
Real estate facilities, net of accumulated depreciation	-	-	1,693,524
Construction in process	-	-	10,886
Investment in real estate entities	-	-	(588,801)
Loan receivable from Shurgard Europe	-	-	(618,822)
Intangible assets, net	-	-	78,135
Other assets	-	-	68,486
Notes payable	-	-	(424,995)
Accrued and other liabilities	-	-	(104,100)
Permanent noncontrolling equity interests in subsidiaries	-	-	(148,901)

Investment in real estate entities disposed in exchange for other asset	-	-	5,300
Other asset received in exchange for disposal of real estate investments	-	-	(5,300)

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

At December 31, 2010, we had direct and indirect equity interests in 2,048 self-storage facilities (with approximately 129.6 million net rentable square feet) located in 38 states operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which has an ownership interest in 188 self-storage facilities (with approximately 10.1 million net rentable square feet), all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 23.5 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), and include the accounts of the Company and our consolidated subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts previously reported in our December 31, 2009 and 2008 financial statements have been reclassified to conform to the December 31, 2010 presentation, as a result of discontinued operations.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Collectively, at December 31, 2010, the Company and our Subsidiaries own a total of 2,037 real estate facilities included in continuing operations, consisting of 2,029 self-storage facilities in the U.S., one self-storage facility in London, England and seven commercial facilities in the U.S.

At December 31, 2010, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At December 31, 2010, the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2010, 2009 and 2008, and, accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of December 31, 2010.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, interest receivable, and restricted cash.  During the year ended December 31, 2010, we recorded impairment charges with respect to other assets totaling $994,000.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, contingent casualty and other losses which are accrued when probable and to the extent they are estimable, and estimated losses we expect to pay related to our tenant reinsurance activities.  When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under “Legal Matters” in Note 13 “Commitments and Contingencies”.

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

For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.  Any such cash and cash equivalents which are restricted from general corporate use due to insurance or other regulations, or based upon contractual requirements, are included in other assets.

Marketable securities consist of short-term investments in high-grade corporate securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost and the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; marketable securities were decreased $501,000 during the year ended December 31, 2010 in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $102,279,000, ($41,000) and $102,238,000, respectively, at December 31, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is defined in FASB Codification Section 820-10-35-47.  All of our marketable securities have a maturity of one year or less as of December 31, 2010.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During the year ended December 31, 2010, we had no other-than-temporary impairment losses.

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the consolidated balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, marketable securities, accounts receivable, the loan receivable from Shurgard Europe, and restricted cash.  Cash and cash equivalents and restricted cash are only invested in instruments with an investment grade rating.  See “Loan Receivable from Shurgard Europe” below for information regarding our fair value measurement of this instrument.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

At December 31, 2010, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $574,419,000 at December 31, 2010, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.

We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of December 31, 2010 and 2009.

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

At December 31, 2010, our Tenant Intangibles have a net book value of $23,267,000 ($19,446,000 at December 31, 2009).  Accumulated amortization totaled $21,844,000 at December 31, 2010 ($14,688,000 at December 31, 2009), and amortization expense of $13,261,000, $5,530,000 and $51,158,000 was recorded for the years ended December 31, 2010, 2009 and 2008, respectively.  During the year ended December 31, 2010, our Tenant Intangibles were increased by $17,280,000 in connection with the acquisition of 42 self-storage facilities (Note 4) and were reduced by $198,000 with an impairment charge for a facility that was subsequently disposed.

We also have an intangible asset representing the value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at December 31, 2010 and 2009.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations.

Evaluation of Asset Impairment

We evaluate our real estate, tenant intangible assets, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During 2010, we recorded impairment charges totaling $2,927,000, comprised of $1,735,000 in real estate facilities (Note 4), of which $397,000 is reflected under “discontinued operations” on our consolidated statements of income, $994,000 in other assets, and $198,000 in intangible assets which is reflected under “discontinued operations” on our consolidated statements of income.  During 2009, we recorded an impairment charge of $8,205,000, reflected under “discontinued operations” on our consolidated statements of income, in connection with an eminent domain proceeding at one of our facilities.  During 2008, we recorded impairment charges totaling $525,000, including $250,000 of real estate assets and $275,000 of other assets.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

We evaluate impairment of goodwill annually by comparing the aggregate book value (including goodwill) of each reporting unit to their respective estimated fair value.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2010.

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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations we have an interest in, was translated at an end-of-period exchange rate of approximately 1.325 U.S. Dollars per Euro at December 31, 2010 (1.433 at December 31, 2009), and average exchange rates of 1.326, 1.393 and 1.470 for the years ended December 31, 2010, 2009 and 2008, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Loan Receivable from Shurgard Europe

As of December 31, 2010, we had a €373.7 million loan receivable from Shurgard Europe totaling $495.2 million (€391.9 million totaling $561.7 million at December 31, 2009).  The loan, as amended, bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Prior to being amended on October 31, 2009, the loan bore interest at a fixed rate of 7.5% per annum and matured on March 31, 2010.  All other material terms and conditions remained the same after the amendment.

The loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During each applicable period, because we expect repayment of the loan within two years of each respective balance sheet date, we recognize foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar, totaling a loss of $41,932,000, a gain of $9,342,000 and a loss of $25,086,000 in 2010, 2009 and 2008, respectively.

For the years ended December 31, 2010, 2009 and 2008, we recorded interest income of approximately $24,268,000, $24,013,000 and $17,859,000, respectively, related to the loan.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.  We received $24,539,000 (€18,200,000) in principal repayments on the loan during the year ended December 31, 2010.

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

Other Comprehensive Income

Other comprehensive income consists primarily of foreign currency translation adjustments.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

	For the Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)
Net income	$696,114	$790,456	$973,872
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period (a)	(43,035)	26,591	(69,504)
Adjust for foreign currency translation adjustments recognized during the period: Gain on disposition of real estate investments, net	-	-	(37,854)
Foreign currency loss (gain) (b)	42,264	(9,662)	25,362
Other comprehensive income (loss) income for the period	(771)	16,929	(81,996)
Total comprehensive income	$695,343	$807,385	$891,876

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

(a)
Included in the foreign currency loss for the year ended December 31, 2010 is a realized gain of $0.5 million in connection with €18.2 million of principal repayments during that period.  This gain represents the difference between the spot rates on the date the amounts were initially funded by us (1.32 U.S. Dollars per Euro) and the repayment dates (average rate of 1.35 U.S. Dollars per Euro).

(b)
The foreign currency exchange gains and losses reflected on our consolidated statements of income are comprised primarily of foreign currency exchange gains and losses on our loan receivable from Shurgard Europe.

Discontinued Operations

The revenues and expenses of operating units (including individual real estate facilities) that can be segregated from the other operations of the Company, and either i) have been eliminated from the ongoing operations of the Company or ii) are expected to be eliminated from the ongoing operations of the Company within the next year pursuant to a committed plan of disposal, are reclassified and presented for all periods as “discontinued operations” on our consolidated statements of income.

Included in discontinued operations are the historical operations of self-storage facilities that were disposed of in 2009 and 2010 and our truck rental and containerized storage operations which both ceased operations in 2009.  In addition to revenues and expenses of these operating units prior to disposal, discontinued operations is comprised primarily of gains on disposition of real estate facilities of $7,794,000 and $6,018,000 for 2010 and 2009, respectively, a $595,000 impairment charge on real estate and intangible assets incurred in 2010, a $8,205,000 impairment charge on intangible assets incurred in 2009, and $3,500,000 in truck disposal expenses in 2009.

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

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.  Net income allocated to the Equity Shares, Series A for the year ended December 31, 2010 also includes $25.7 million, representing the excess of cash paid to redeem the securities over the original issuance proceeds.  We redeemed these securities on April 15, 2010.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	For the Year Ended December 31,
	2010	2009	2008
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$399,178	$585,966	$705,803

Eliminate: Discontinued operations allocable to common shareholders	(7,518)	7,572	7,649
Net income from continuing operations allocable to common shareholders	$391,660	$593,538	$713,452

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	168,877	168,358	168,250
Net effect of dilutive stock options - based on treasury stock method using average market price	895	410	425
Diluted weighted average common shares outstanding	169,772	168,768	168,675

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

The results of operations of Shurgard Europe have been included in our consolidated statements of income for the three months ended March 31, 2008.  Commencing on April 1, 2008, our pro rata share of operations of Shurgard Europe is reflected on our consolidated statement of income under equity in earnings of real estate entities.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

4.	Real Estate Facilities

Activity in real estate facilities during 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,292,955	$10,207,022	$11,658,807
Capital improvements	77,500	62,352	76,311
Acquisition of real estate facilities	222,580	-	52,932
Newly developed facilities opened for operations	13,358	30,978	93,416
Disposition of real estate facilities	(16,665)	(9,419)	(1,522)
Impairment of real estate facilities	(1,735)	-	-
Impact of foreign exchange rate changes	(646)	2,022	93,200
Disposition of an interest in Shurgard Europe (Note 3)	-	-	(1,766,122)
Ending balance	10,587,347	10,292,955	10,207,022
Accumulated depreciation:
Beginning balance	(2,734,449)	(2,405,473)	(2,128,225)
Depreciation expense	(336,856)	(332,431)	(347,895)
Disposition of real estate facilities	9,645	4,033	328
Impact of foreign exchange rate changes	201	(578)	(2,279)
Disposition of an interest in Shurgard Europe (Note 3)	-	-	72,598
Ending balance	(3,061,459)	(2,734,449)	(2,405,473)
Construction in process:
Beginning balance	3,527	20,340	51,972
Current development	16,759	14,165	74,611
Newly developed facilities opened for operation	(13,358)	(30,978)	(93,416)
Disposition of an interest in Shurgard Europe (Note 3)	-	-	(10,886)
Write off of development costs	-	-	(2,898)
Impact of foreign exchange rate changes	-	-	957
Ending balance	6,928	3,527	20,340
Total real estate facilities at December 31,	$7,532,816	$7,562,033	$7,821,889

During 2010, we acquired 42 operating self-storage facilities (2,660,000 net rentable square feet) from third parties for $239,643,000, consisting of the assumption of mortgage debt with an aggregate fair value of $131,698,000 and $107,945,000 of cash.  The aggregate cost was allocated $222,580,000 to real estate facilities, $17,280,000 to intangibles and $217,000 to other liabilities.  For the year ended December 31, 2010, we also incurred $2,563,000 in transaction costs related to the acquisitions.  These amounts were included in general and administrative expense on our accompanying consolidated statements of income.

During 2010, we completed three expansion projects to existing facilities at an aggregate cost of $13,358,000.  During 2010, net proceeds with respect to dispositions totaled $15,210,000 and we recorded a gain of $8,190,000 ($396,000 included in “gains on disposition of real estate facilities, net” and $7,794,000 included in discontinued operations).

During 2009, we completed one newly developed facility and various expansion projects to existing facilities at an aggregate cost of $30,978,000.  During 2009, net proceeds with respect to dispositions included $11,596,000 in cash and an other asset valued at $2,941,000.  We recorded an aggregate gain of approximately $9,151,000, of which $6,018,000 is included in discontinued operations and $3,133,000 is included in “gains on disposition of real estate investments, net.”

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

During 2008, we completed two newly developed facilities at a total cost of $13,431,000, as well as various expansion projects at a total cost of $46,522,000.  During the first quarter of 2008, prior to its deconsolidation, Shurgard Europe opened real estate facilities at a total cost of $33,463,000.  During 2008, we acquired four self-storage facilities in the U.S. from third parties, and three facilities previously owned by the unconsolidated entities, for an aggregate cost of $55,957,000, consisting of $43,569,000 in cash, $2,138,000 in existing investments, and assumed mortgage debt totaling $10,250,000.  The aggregate cost was allocated $52,932,000 to real estate facilities and $3,025,000 to intangibles.  During 2008, we received net proceeds from disposals totaling $2,227,000, and recorded a gain on disposition of $1,283,000.  In addition, we recorded an impairment charge with respect to real estate facilities totaling $250,000 in 2008.

At December 31, 2010, the adjusted basis of real estate facilities for federal tax purposes was approximately $7.3 billion (unaudited).

5.	Investments in Real Estate Entities

The following table sets forth our investments in the real estate entities at December 31, 2010 and 2009, and our equity in earnings of real estate entities for each of the three years ended December 31, 2010 (amounts in thousands):

	Investments in Real Estate Entities at December 31,		Equity in Earnings of Real Estate Entities for the Year Ended December 31,
	2010	2009	2010	2009	2008
PSB	$323,795	$326,145	$20,719	$35,108	$14,325
Shurgard Europe	264,681	272,345	15,872	16,269	4,134
Other Investments	13,093	13,826	1,761	1,867	1,932
Total	$601,569	$612,316	$38,352	$53,244	$20,391

Included in equity in earnings of real estate entities for the year ended December 31, 2009 is $16,284,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred stock and preferred units for amounts that were less than the related book value, during the period.  During 2008, we disposed of one of the Other Investments in exchange for another asset valued at $5,300,000, and recorded a loss on disposition of real estate investments for a total of $9,423,000.

During the years ended December 31, 2010, 2009 and 2008, we received cash distributions from our investments in real estate entities totaling $49,888,000, $49,408,000 and $43,455,000, respectively.

During the years ended December 31, 2010 and 2009, our investment in Shurgard Europe increased by approximately $789,000 and $15,764,000, respectively, due to the impact of changes in foreign currency exchange rates.  During the year ended December 31, 2009, our investments in real estate entities increased by $48,118,000 due to (i) $17,825,000 representing our acquisition of an additional 383,333 shares of PSB common stock and (ii) $30,293,000 presented in “gains on disposition of real estate investments” in connection with PSB’s sale of common stock in a public offering described below in “Investment in PSB.”

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of December 31, 2010 and 2009, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2010 ($55.72 per share of PSB common stock), the shares and units we owned had a market value of approximately $730.3 million as compared to our book value of $323.8 million.  We account for our investment in PSB using the equity method.

During the year ended December 31, 2009, PSB sold 3,450,000 shares of its common stock in a public offering for net proceeds of $153.6 million.  In accordance with FASB ASC Topic 323, Investments – Equity Method and Joint Ventures, we recognized a gain totaling $30,293,000 on the share issuance by PSB, as if we had sold a proportionate share of our investment in PSB.  Concurrent with this public offering, we purchased 383,333 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $17,825,000.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

	2010	2009	2008
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$279,089	$271,655	$281,843
Costs of operations	(90,534)	(85,912)	(87,182)
Depreciation and amortization	(78,868)	(84,504)	(99,317)
General and administrative	(9,651)	(6,202)	(8,099)
Other items	1,986	(698)	(1,898)
Net income	$102,022	$94,339	$85,347

As of December 31,
Total assets (primarily real estate)	$1,621,057	$1,564,822
Debt	144,511	52,887
Other liabilities	53,421	46,298
Preferred stock and units	651,964	699,464
Common equity and units	771,161	766,173

Investment in Shurgard Europe

At December 31, 2010, we had a 49% equity investment in Shurgard Europe, which owns 116 facilities directly and has a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard” name.  As a result of our disposition of an interest in Shurgard Europe, we deconsolidated Shurgard Europe effective March 31, 2008 (see Note 3) and subsequently account for our investment in Shurgard Europe using the equity method.

Our equity in earnings of Shurgard Europe includes our 49% equity share of Shurgard Europe’s operations, as well as 49% of the interest and trademark license fees that we received from Shurgard Europe.  The following table sets forth our equity in earnings Shurgard Europe:

	2010	2009	2008 (b)
	(Amounts in thousands)
For the year ended December 31,
Our 49% equity share of Shurgard Europe’s net loss	$(8,262)	$(7,589)	$(13,640)
Add our 49% equity share of amounts received from Shurgard Europe (a):
Interest on loan receivable	23,316	23,071	17,161
Trademark license fee	818	787	613

Total equity in earnings of Shurgard Europe	$15,872	$16,269	$4,134

(a)
In addition to recording our 49% equity share of Shurgard Europe’s operations as equity in earnings of real estate entities, in consolidation we also reclassify 49% of the interest income on our loan receivable from Shurgard Europe, and trademark license fees received from Shurgard Europe, from interest and other income to equity in earnings.  The remaining 51% of these amounts, which are attributable to the pro-rata share of Shurgard Europe that we do not own, are included in interest and other income.

(b)
As noted above, we deconsolidated Shurgard Europe effective March 31, 2008.  Accordingly, the amounts included in equity in earnings of real estate entities for 2008 are for the period April 1, 2008 through December 31, 2008, as amounts (net of intercompany eliminations) prior to April 1, 2008 are included in our consolidated financial statements.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

	2010	2009	2008
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$235,623	$225,777	$238,842
Interest and other income	120	515	1,192
Self-storage and ancillary cost of operations	(98,690)	(100,135)	(102,658)
Trademark license fee payable to Public Storage	(1,670)	(1,606)	(1,894)
Depreciation and amortization	(64,064)	(59,926)	(93,915)
General and administrative	(8,725)	(9,966)	(16,098)
Interest expense on third party debt	(12,353)	(15,557)	(23,937)
Interest expense on loan payable to Public Storage	(47,583)	(47,084)	(45,528)
Income (expenses) from foreign currency exchange	(835)	736	(4,214)
Discontinued operations	-	8	(131)
Net income (loss) (a)	$1,823	$(7,238)	$(48,341)

Net income (loss) allocated to permanent noncontrolling equity interests in subsidiaries (a)	18,684	8,250	(10,217)
Net loss allocated to Shurgard Europe	$(16,861)	$(15,488)	$(38,124)

As of December 31,
Total assets (primarily self-storage facilities)	$1,503,961	$1,617,579
Total debt to third parties	279,174	328,510
Total debt to Public Storage	495,229	561,703
Other liabilities	73,027	75,074
Equity	656,531	652,292

(a)
Includes depreciation expense allocated to the permanent noncontrolling equity interests in subsidiaries totaling $6,935,000, $9,931,000 and $12,752,000 in the years ended December 31, 2010, 2009 and 2008, respectively.

Other Investments

At December 31, 2010, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010	2009	2008
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$16,780	$16,641	$17,154
Cost of operations and other expenses	(6,260)	(6,075)	(6,159)
Depreciation and amortization	(2,476)	(2,103)	(2,023)
Net income	$8,044	$8,463	$8,972

As of December 31,
Total assets (primarily self-storage facilities)	$35,353	$37,386
Total accrued and other liabilities	884	876
Total Partners’ equity	34,469	36,510

6.	Line of Credit and Notes Payable

At December 31, 2010, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2010).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2010).  We had no outstanding borrowings on our Credit Agreement at December 31, 2010 or at February 28, 2011.  At December 31, 2010, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $17,777,000 ($18,270,000 at December 31, 2009).

The carrying amounts of our notes payable at December 31, 2010 and 2009 consist of the following (dollar amounts in thousands):

	December 31, 2010		December 31, 2009
	Carrying amount	Fair Value	Carrying amount	Fair Value
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$190,012	$186,460	$183,204
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matures in February 2011 (carrying amount includes $215 of unamortized premium at December 31, 2010 and $1,889 at December 31, 2009)	103,532	103,553	105,206	104,545

Secured Notes Payable:

4.8% average effective rate fixed rate mortgage notes payable, secured by 97 real estate facilities with a net book value of approximately $595 million at December 31, 2010 and stated note rates between 4.95% and 8.00%, maturing at varying dates between January 2011 and September 2028 (carrying amount includes $6,137 of unamortized premium at December 31, 2010 and $3,983 at December 31, 2009)	278,425	280,854	227,223	238,134

Total notes payable	$568,417	$574,419	$518,889	$525,883

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

As described in Note 4, during the year ended December 31, 2010, we assumed mortgage debt in connection with the acquisition of real estate facilities. These mortgage notes were recorded at their estimated fair value of approximately $131,698,000 with an estimated average market rate of approximately 3.4% as compared to the actual assumed note balances totaling $126,140,000 with an average contractual interest rate of 5.0%.  This initial premium of $5,558,000 is being amortized over the remaining term of the mortgage notes using the effective interest method.  Following the acquisition of these properties, we prepaid $51,497,000 of these mortgage notes, recording a gain on repayment of debt totaling $283,000, based upon the difference between approximately $51,214,000 paid and the related net book value (which included $283,000 in note premium) of these loans.   In December 2010, we repaid two of these mortgage notes that were otherwise due to mature on March 1, 2011, recording a gain on repayment of debt totaling $148,000, based upon the difference between approximately $15,509,000 paid and the related net book value (which included $148,000 in note premium) of these loans.

On February 12, 2009, we acquired $110,223,000 face amount of our existing unsecured notes pursuant to a tender offer for an aggregate of $109,622,000 in cash, and recognized a gain of $4,114,000 for the year ended December 31, 2009.

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which have been met at December 31, 2010.

At December 31, 2010, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2011	$103,532	$30,243	$133,775
2012	-	70,761	70,761
2013	186,460	79,123	265,583
2014	-	49,111	49,111
2015	-	29,133	29,133
Thereafter	-	20,054	20,054
	$289,992	$278,425	$568,417
Weighted average effective rate	5.8%	5.0%	5.4%

We incurred interest expense (including interest capitalized as real estate totaling $385,000, $718,000 and $1,998,000, respectively for the years ended December 31, 2010, 2009 and 2008) with respect to our notes payable, capital leases, debt to joint venture partner and line of credit aggregating $30,610,000, $30,634,000 and $45,942,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  These amounts were comprised of $35,257,000, $34,316,000 and $50,977,000 in cash paid for the years ended December 31, 2010, 2009 and 2008, respectively, less $4,647,000, $3,682,000 and $5,035,000 in amortization of premium, respectively.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Redeemable Noncontrolling Interests in Subsidiaries

At December 31, 2010, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities.  During the years ended December 31, 2010, 2009 and 2008, these interests were increased by $319,000, $1,392,000 and $6,469,000, respectively, to adjust to their estimated liquidation value (which approximates fair value).  We estimate the amount to be paid upon redemption of these interests by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).

During the years ended December 31, 2010, 2009 and 2008, we allocated a total of $933,000, $993,000 and $1,083,000, respectively, of income to these interests.  During the years ended December 31, 2010, 2009 and 2008, we paid distributions to these interests totaling $1,161,000, $1,290,000 and $1,335,000, respectively.

During 2010 and 2009, we acquired for $1,000,000 and $750,000, respectively, a portion of our partner’s interest in certain of our other redeemable noncontrolling interests in subsidiaries, in connection with the exercise of our partner’s redemption option.  These amounts represent the fair value of the redemption amounts.

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

Other Permanent Noncontrolling Interests in Subsidiaries

The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $32,336,000 at December 31, 2010 ($32,974,000 at December 31, 2009).  During the years ended December 31, 2010, 2009 and 2008, we allocated a total of $16,813,000, $17,387,000 and $16,001,000, respectively, in income to these interests.  During the years ended December 31, 2010, 2009 and 2008, we paid distributions to these interests totaling $17,451,000, $17,522,000 and $16,381,000, respectively.

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

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Preferred Partnership Interests

At December 31, 2010, we had no preferred partnership interests outstanding.  At December 31, 2009, our preferred partnership units outstanding were comprised of 4,000,000 units of our 7.250% Series J preferred units ($100,000,000 carrying amount).  On October 25, 2010, we repurchased all of the 7.25% Series J Preferred Partnership units for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  In connection with this transaction, we recorded an allocation of income pursuant to EITF D-42 to the holders of these units of $400,000 during the year ended December 31, 2010, representing the excess paid to redeem these units over the original issuance proceeds.  These preferred units were otherwise redeemable at par on May 9, 2011.

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

During the years ended December 31, 2010, 2009 and 2008, we allocated a total of $5,930,000, $9,455,000 and $21,612,000, respectively, in income to these interests based upon distributions paid.

8.	Shareholders’ Equity

Cumulative Preferred Shares

At December 31, 2010 and 2009, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

			At December 31, 2010		At December 31, 2009
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series V	9/30/07	7.500%	-	$-	6,200	$155,000
Series W	10/6/08	6.500%	5,300	132,500	5,300	132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	750,900	18,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series B	6/30/09	7.125%	-	-	4,350	108,750
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	-	-
Series P	10/7/15	6.500%	5,000	125,000	-	-
Total Cumulative Preferred Shares			486,390	$3,396,027	886,140	$3,399,777

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At December 31, 2010, there were no dividends in arrears.

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

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value plus accrued dividends.  In applying EITF D-42 to this redemption, we allocated $5,063,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the year ended December 31, 2010.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

On August 3, 2010, we repurchased 400,000 shares of our 6.850% Cumulative Preferred Shares Series Y.  The carrying value of the shares repurchased totaled $10 million and exceeded the aggregate repurchase cost of $9.2 million by $0.8 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $0.8 million for the year ended December 31, 2010.

On October 7, 2010, we issued 5,000,000 depositary shares (including the subsequent exercise, in part, of the underwriter’s over-allotment option) each representing 1/1,000 of a 6.500% Cumulative Preferred Share of Beneficial Interest, Series P, for gross proceeds of $125,000,000.

On November 5, 2010, we redeemed our Series B Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $108,750,000.  In applying EITF D-42 to this redemption, we allocated $3,626,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the year ended December 31, 2010.

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

During each of the three months ended March 31, 2010, 2009 and 2008, June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  Net income allocated to the Equity Shares, Series A for the year ended December 31, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original issuance proceeds.

Common Shares

During 2010, 2009 and 2008, activity with respect to the issuance or repurchase of our common shares was as follows:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollar amounts in thousands)
Employee stock-based compensation and exercise of stock options (Note 10)	847,280	$41,308	125,807	$2,192	377,453	$10,890
Repurchases of common shares	-	-	-	-	(1,520,196)	(111,903)
	847,280	$41,308	125,807	$2,192	(1,142,743)	$(101,013)

Our Board of Trustees previously authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the year ended December 31, 2010, we did not repurchase any of our common shares.  Through December 31, 2010, we have repurchased a total of 23,721,916 of our common shares pursuant to this authorization.

At December 31, 2010 and 2009, we had 3,435,287 and 4,244,022 of common shares reserved in connection with our share-based incentive plans, respectively (see Note 10), and 231,978 shares reserved for the conversion of Convertible Partnership Units, respectively.

Equity Shares, Series AAA

On August 31, 2010, we retired all outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding.  At December 31, 2009, we had 4,289,544 Equity Shares AAA outstanding with a carrying value of $100,000,000.  The Equity Shares AAA ranked on parity with our common shares and junior to our Senior Preferred Shares with respect to general preference rights, and had a liquidation amount equal to 120% of the amount distributed to each common share.  Annual distributions per share are equal to the lesser of (i) five times the amount paid per common share or (ii) $2.1564.  We have no obligation to pay distributions if no distributions are paid to common shareholders.  During the years ended December 31, 2010, 2009 and 2008, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30.  During the years ended December 31, 2009 and 2008, we also paid distributions of $0.5391 per share for each of the quarters ended September 30 and December 31.  As a result of the retirement on August 31, 2010, no further distributions will be paid for the period subsequent to June 30, 2010.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by one of our wholly-owned subsidiaries.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $516.9 million ($3.05 per share), $371.7 million ($2.20 per share) and $472.8 million ($2.80 per share), for the years ended December 31, 2010, 2009 and 2008, respectively.  As noted above, we redeemed all of our outstanding shares of Equity Shares, Series A on April 15, 2010 and no further distributions will be paid subsequent to March 31, 2010.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share), $20.5 million ($2.45 per share) and $21.2 million ($2.45 per share), for the years ended December 31, 2010, 2009 and 2008, respectively.  Preferred share dividends totaled $232.7 million, $232.4 million and $239.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

For the tax year ended December 31, 2010, distributions for the common shares, Equity Shares, Series A, and all the various series of preferred shares were classified as follows:

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	100.00%	100.00%
Long-Term Capital Gain	0.00%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2010 do not constitute qualified dividend income.

9.	Related Party Transactions

Mr. Hughes, the Company’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 52 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 16.7% of our common shares outstanding at December 31, 2010.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 52 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the years ended December 31, 2010, 2009 and 2008, we received $605,000, $642,000 and $768,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT.  The private REIT owns limited partnership interests in five affiliated partnerships.  The Hughes Family also owns limited partnership interests in all of these partnerships, and, together with the Company, Mr. Hughes is a co-general partner in three of these partnerships and in 15 other limited partnerships.  The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.  The Hughes Family also owns shares of common stock in PSB.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004 as described below.

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
December 31, 2010

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

The stock options outstanding at December 31, 2010 have an aggregate intrinsic value of approximately $93,948,000 and remaining average contractual lives of approximately seven years. Of the stock options outstanding at December 31, 2010; 1,264,708 have exercise prices of equal to $60.00 or less; 1,222,250 have exercise prices between $60.00 and $90.00; and 463,934 have exercise prices equal to or greater than $90.00.  The aggregate intrinsic value of exercisable stock options at December 31, 2010 amounted to approximately $28,873,000.  Intrinsic value includes only those stock options whose exercise price is less than the market value.

Additional information with respect to stock options during 2010, 2009 and 2008 is as follows:

	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Options outstanding January 1	3,695,668	$64.96	2,397,332	$73.42	1,689,474	$60.72
Granted	180,000	87.59	1,495,000	50.86	1,025,000	83.71
Exercised	(782,151)	52.81	(53,164)	40.98	(292,309)	36.97
Cancelled	(142,625)	67.65	(143,500)	68.28	(24,833)	62.21
Options outstanding December 31	2,950,892	$69.43	3,695,668	$64.96	2,397,332	$73.42

Options exercisable at December 31	1,063,283	$74.27	1,217,110	$64.03	889,905	$55.49

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010	2009	2008

Stock option expense for the year (in 000’s)	$3,164	$3,432	$3,038

Aggregate exercise date intrinsic value of options exercised during the year (in 000’s)	$34,171	$1,851	$14,183

Assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	2.3%	1.9%	2.8%
Expected volatility, based upon historical volatility	14.5%	15.6%	22.5%
Expected dividend yield	3.9%	6.7%	7.0%
Average estimated value of options granted during the year	$7.16	$2.05	$7.21

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

The fair value of restricted share units outstanding at December 31, 2010 was approximately $49,127,000 and had a grant-date aggregate fair market value of approximately $39,896,000.  This $39,896,000, net of expected forfeitures, is expected to be recognized as compensation expense over the next eight years (two years on average).  The following table sets forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2010		2009		2008
	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value
Restricted share units outstanding January 1	548,354	$44,312	630,212	$53,132	608,768	$48,578
Granted	130,114	10,824	112,550	7,428	234,975	19,070
Vested	(103,797)	(7,973)	(115,723)	(8,783)	(129,399)	(8,576)
Forfeited	(90,276)	(7,267)	(78,685)	(7,465)	(84,132)	(5,940)
Restricted share units outstanding December 31	484,395	$39,896	548,354	$44,312	630,212	$53,132

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	2010	2009	2008
For vestings occurring during the year (in 000’s):
Fair value of vested shares on vesting date	$8,799	$7,443	$10,307
Cash paid in lieu of common shares issued	$3,121	$3,103	$3,591
Common shares issued upon vesting	65,129	72,643	85,144

Restricted share unit expense for the year (in 000’s)	$8,280	$9,383	$9,553

Restricted share expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, as well as payroll taxes we incurred upon each respective vesting.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

11.           Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to the years ended December 31, 2009 and 2008 to be consistent with our current segment definition.

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 2,030 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At December 31, 2010, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.5 billion ($7.6 billion at December 31, 2009), Tenant Intangibles with a book value of approximately $23.3 million ($19.4 million at December 31, 2009), and the Other Investments with a net book value of $13.1 million ($13.8 million at December 31, 2009).  Substantially all of our other assets totaling $90.5 million, and our accrued and other liabilities totaling $205.8 million, ($92.9 million and $212.3 million, respectively, at December 31, 2009) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and the institutional investor which owns a 51% equity interest in Shurgard Europe, makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes all of the revenues, expenses , and operations of Shurgard Europe to the extent consolidated in our financial statements, and for periods following the deconsolidation of Shurgard Europe, includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At December 31, 2010, our consolidated balance sheet includes an investment in Shurgard Europe with a book value of $264.7 million ($272.3 million at December 31, 2009) and a loan receivable from Shurgard Europe totaling $495.2 million ($561.7 million at December 31, 2009).

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes the financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At December 31, 2010, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $323.8 million ($326.1 million at December 31, 2009).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

For the year ended December 31, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,513,324	$-	$-	$-	$1,513,324
Ancillary operations	-	-	14,261	90,120	104,381
Interest and other income	-	25,121	-	3,896	29,017
	1,513,324	25,121	14,261	94,016	1,646,722

Expenses:
Cost of operations:
Self-storage facilities	496,302	-	-	-	496,302
Ancillary operations	-	-	5,748	27,941	33,689
Depreciation and amortization	351,386	-	2,620	-	354,006
General and administrative	-	-	-	38,487	38,487
Interest expense	-	-	-	30,225	30,225
	847,688	-	8,368	96,653	952,709

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, gain on early retirement of debt and asset impairment charges	665,636	25,121	5,893	(2,637)	694,013

Equity in earnings of real estate entities	1,761	15,872	20,719	-	38,352
Foreign currency exchange loss	-	(42,264)	-	-	(42,264)
Gains on disposition of other real estate investments	-	-	-	396	396
Gain on early retirement of debt	-	-	-	431	431
Asset impairment charges	-	-	-	(2,332)	(2,332)
Income (loss) from continuing operations	667,397	(1,271)	26,612	(4,142)	688,596
Discontinued operations	-	-	-	7,518	7,518
Net income (loss)	$667,397	$(1,271)	$26,612	$3,376	$696,114

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

For the year ended December 31, 2009

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,487,295	$-	$-	$-	$1,487,295
Ancillary operations	-	-	14,982	92,615	107,597
Interest and other income	-	24,832	-	4,981	29,813
	1,487,295	24,832	14,982	97,596	1,624,705

Expenses:
Cost of operations:
Self-storage facilities	485,695	-	-	-	485,695
Ancillary operations	-	-	5,759	30,252	36,011
Depreciation and amortization	336,808	-	2,958	-	339,766
General and administrative	-	-	-	35,735	35,735
Interest expense	-	-	-	29,916	29,916
	822,503	-	8,717	95,903	927,123

Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain, gains on disposition of other real estate investments, net and gain on early retirement of debt	664,792	24,832	6,265	1,693	697,582

Equity in earnings of real estate entities	1,867	16,269	35,108	-	53,244
Foreign currency exchange gain	-	9,662	-	-	9,662
Gains on disposition of other real estate investments, net	-	-	30,293	3,133	33,426
Gain on early retirement debt	-	-	-	4,114	4,114
Income from continuing operations	666,659	50,763	71,666	8,940	798,028
Discontinued operations	-	-	-	(7,572)	(7,572)
Net income	$666,659	$50,763	$71,666	$1,368	$790,456

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

For the year ended December 31, 2008

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,521,190	$54,722	$-	$-	$1,575,912
Ancillary operations	-	4,913	15,326	88,182	108,421
Interest and other income	-	18,496	-	17,659	36,155
	1,521,190	78,131	15,326	105,841	1,720,488

Expenses:
Cost of operations:
Self-storage facilities	493,098	24,654	-	-	517,752
Ancillary operations	-	1,409	6,292	28,827	36,528
Depreciation and amortization	384,212	21,871	2,900	-	408,983
General and administrative	-	30,044	-	32,765	62,809
Interest expense	-	6,597	-	37,347	43,944
	877,310	84,575	9,192	98,939	1,070,016

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, net and asset impairment charges	643,880	(6,444)	6,134	6,902	650,472

Equity in earnings of real estate entities	1,932	4,134	14,325	-	20,391
Foreign currency exchange loss	-	(25,362)	-	-	(25,362)
Gain (loss) on disposition of other real estate investments, net	-	344,685	-	(8,140)	336,545
Asset impairment charges	-	-	-	(525)	(525)
Income (loss) from continuing operations	645,812	317,013	20,459	(1,763)	981,521
Discontinued operations	-	-	-	(7,649)	(7,649)
Net income (loss)	$645,812	$317,013	$20,459	$(9,412)	$973,872

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

13.    Commitments and Contingencies

Legal Matters

We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time.  We believe that it is unlikely that the outcome of these pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the results of our operations or financial position.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At December 31, 2010, there were approximately 621,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.4 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.4 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At December 31, 2010, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $4 million per year in 2011 through 2014, $5 million in 2015 and an aggregate of $50 million in payments thereafter.

Expenses under operating leases were approximately $4.7 million, $4.6 million and $4.1 million for each of the three years ended December 31, 2010, respectively.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

14.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(Amounts in thousands, except per share data)
Revenues (a)	$397,759	$407,960	$422,765	$418,238
Cost of operations (excluding depreciation expense) (a)	$140,974	$137,409	$134,763	$116,845
Depreciation expense (a)	$84,796	$84,915	$92,648	$91,647
Income from continuing operations (a)	$154,573	$168,277	$178,606	$192,557
Net income	$129,917	$131,176	$245,811	$189,210
Per Common Share (Note 2):
Net income - Basic	$0.21	$0.36	$1.08	$0.72
Net income - Diluted	$0.21	$0.36	$1.07	$0.71

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(Amounts in thousands, except per share data)
Revenues (a)	$403,937	$406,473	$412,087	$402,208
Cost of operations (excluding depreciation expense) (a)	$142,771	$134,540	$128,468	$115,927
Depreciation expense (a)	$84,516	$84,118	$85,670	$85,462
Income from continuing operations	$158,843	$172,328	$182,006	$184,405
Net income	$153,429	$205,387	$243,951	$187,689
Per Common Share (Note 2):
Net income - Basic	$0.95	$0.80	$1.03	$0.70
Net income - Diluted	$0.95	$0.79	$1.03	$0.70

(a)
Revenues, cost of operations, depreciation expense and income from continuing operations as presented in this table differ from those amounts as presented in our quarterly reports due to the impact of discontinued operations accounting as described in Note 2.

PUBLIC STORAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

15.	Subsequent Events

On January 18, 2011, we acquired five self-storage properties in Nevada for approximately $19.5 million.  We incurred approximately $0.2 million in transaction costs related to these acquisitions during the first quarter of 2011.  In February 2011, we acquired the leasehold interest in the land of one of our existing  self-storage facilities for approximately $6.6 million.

On February 9, 2011, we loaned PSB $121.0 million which PSB used to re-pay borrowings against their credit facility and repurchase preferred stock.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85%.

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

01/01/81	Newport News / Jefferson Avenue	-	108	1,071	792	-	108	1,863	1,971	1,766
01/01/81	Virginia Beach / Diamond Springs	-	186	1,094	956	-	186	2,050	2,236	1,946
08/01/81	San Jose / Snell	-	312	1,815	457	-	312	2,272	2,584	2,244
10/01/81	Tampa / Lazy Lane	-	282	1,899	973	-	282	2,872	3,154	2,611
06/01/82	San Jose / Tully	-	645	1,579	11,007	-	2,972	10,259	13,231	5,384
06/01/82	San Carlos / Storage	-	780	1,387	769	-	780	2,156	2,936	2,085
06/01/82	Mountain View	-	1,180	1,182	2,514	-	1,046	3,830	4,876	1,933
06/01/82	Cupertino / Storage	-	572	1,270	579	-	572	1,849	2,421	1,740
10/01/82	Sorrento Valley	-	1,002	1,343	(730)	-	651	964	1,615	872
10/01/82	Northwood	-	1,034	1,522	6,765	-	1,034	8,287	9,321	1,994
12/01/82	Port/Halsey	-	357	1,150	(309)	326	357	1,167	1,524	920
12/01/82	Sacto/Folsom	-	396	329	745	323	396	1,397	1,793	1,151
01/01/83	Platte	-	409	953	634	428	409	2,015	2,424	1,667
01/01/83	Semoran	-	442	1,882	8,331	720	442	10,933	11,375	5,025
01/01/83	Raleigh/Yonkers	-	-	1,117	666	425	-	2,208	2,208	1,691
03/01/83	Blackwood	-	213	1,559	534	595	213	2,688	2,901	2,142
04/01/83	Vailsgate	-	103	990	966	505	103	2,461	2,564	2,040
05/01/83	Delta Drive	-	67	481	482	241	68	1,203	1,271	945
06/01/83	Ventura	-	658	1,734	390	583	658	2,707	3,365	2,204
09/01/83	Southington	-	124	1,233	292	546	123	2,072	2,195	1,663
09/01/83	Southhampton	-	331	1,738	878	806	331	3,422	3,753	2,723
09/01/83	Webster/Keystone	-	449	1,688	1,243	813	434	3,759	4,193	2,699
09/01/83	Dover	-	107	1,462	893	627	107	2,982	3,089	2,320
09/01/83	Newcastle	-	227	2,163	680	817	227	3,660	3,887	2,922
09/01/83	Newark	-	208	2,031	544	746	208	3,321	3,529	2,680
09/01/83	Langhorne	-	263	3,549	1,185	1,445	263	6,179	6,442	4,720
09/01/83	Hobart	-	215	1,491	947	838	215	3,276	3,491	2,610
09/01/83	Ft. Wayne/W. Coliseum	-	160	1,395	621	535	160	2,551	2,711	2,105
09/01/83	Ft. Wayne/Bluffton	-	88	675	337	285	88	1,297	1,385	1,084
10/01/83	Orlando J. Y. Parkway	-	383	1,512	532	622	383	2,666	3,049	2,207
11/01/83	Aurora	-	505	758	593	341	505	1,692	2,197	1,359

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

11/01/83	Campbell	-	1,379	1,849	(267)	474	1,379	2,056	3,435	1,719
11/01/83	Col Springs/Ed	-	471	1,640	479	554	470	2,674	3,144	2,059
11/01/83	Col Springs/Mv	-	320	1,036	528	441	320	2,005	2,325	1,588
11/01/83	Thorton	-	418	1,400	348	536	418	2,284	2,702	1,848
11/01/83	Oklahoma City	-	454	1,030	1,183	620	454	2,833	3,287	2,275
11/01/83	Tucson	-	343	778	1,011	420	343	2,209	2,552	1,638
11/01/83	Webster/Nasa	-	1,570	2,457	2,079	1,372	1,570	5,908	7,478	4,766
12/01/83	Charlotte	-	165	1,274	640	442	165	2,356	2,521	1,945
12/01/83	Greensboro/Market	-	214	1,653	1,070	794	214	3,517	3,731	2,948
12/01/83	Greensboro/Electra	-	112	869	450	382	112	1,701	1,813	1,430
12/01/83	Columbia	-	171	1,318	596	492	171	2,406	2,577	1,982
12/01/83	Richmond	-	176	1,360	740	468	176	2,568	2,744	2,226
12/01/83	Augusta	-	97	747	557	324	97	1,628	1,725	1,347
12/01/83	Tacoma	-	553	1,173	570	487	553	2,230	2,783	1,880
01/01/84	Fremont/Albrae	-	636	1,659	593	532	636	2,784	3,420	2,333
01/01/84	Belton	-	175	858	1,285	378	175	2,521	2,696	2,040
01/01/84	Gladstone	-	275	1,799	848	640	274	3,288	3,562	2,739
01/01/84	Hickman/112	-	257	1,848	(379)	618	158	2,186	2,344	725
01/01/84	Holmes	-	289	1,333	608	455	289	2,396	2,685	1,976
01/01/84	Independence	-	221	1,848	828	609	221	3,285	3,506	2,758
01/01/84	Merriam	-	255	1,469	895	480	255	2,844	3,099	2,258
01/01/84	Olathe	-	107	992	554	361	107	1,907	2,014	1,538
01/01/84	Shawnee	-	205	1,420	1,058	502	205	2,980	3,185	2,426
01/01/84	Topeka	-	75	1,049	579	356	75	1,984	2,059	1,609
03/01/84	Marrietta/Cobb	-	73	542	600	259	73	1,401	1,474	1,119
03/01/84	Manassas	-	320	1,556	542	553	320	2,651	2,971	2,208
03/01/84	Pico Rivera	-	743	807	401	321	743	1,529	2,272	1,280
04/01/84	Providence	-	92	1,087	616	423	92	2,126	2,218	1,743
04/01/84	Milwaukie/Oregon	-	289	584	463	311	289	1,358	1,647	1,108
05/01/84	Raleigh/Departure	-	302	2,484	1,111	788	302	4,383	4,685	3,771
05/01/84	Virginia Beach	-	509	2,121	1,294	776	499	4,201	4,700	3,509
05/01/84	Philadelphia/Grant	-	1,041	3,262	1,123	971	1,040	5,357	6,397	4,454
05/01/84	Garland	-	356	844	531	360	356	1,735	2,091	1,407

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/01/84	Lorton	-	435	2,040	954	682	435	3,676	4,111	3,097
06/01/84	Baltimore	-	382	1,793	1,257	634	382	3,684	4,066	3,017
06/01/84	Laurel	-	501	2,349	1,208	824	500	4,382	4,882	3,607
06/01/84	Delran	-	279	1,472	556	573	279	2,601	2,880	2,092
06/01/84	Orange Blossom	-	226	924	306	398	226	1,628	1,854	1,344
06/01/84	Cincinnati	-	402	1,573	1,130	672	402	3,375	3,777	2,732
06/01/84	Florence	-	185	740	817	376	185	1,933	2,118	1,465
07/01/84	Trevose/Old Lincoln	-	421	1,749	751	582	421	3,082	3,503	2,508
08/01/84	Medley	-	584	1,016	1,088	464	520	2,632	3,152	1,876
08/01/84	Oklahoma City	-	340	1,310	821	652	340	2,783	3,123	2,228
08/01/84	Newport News	-	356	2,395	966	1,013	356	4,374	4,730	3,560
08/01/84	Kaplan/Walnut Hill	-	971	2,359	1,254	1,041	971	4,654	5,625	3,790
08/01/84	Kaplan/Irving	-	677	1,592	4,825	639	673	7,060	7,733	4,048
09/01/84	Cockrell Hill	-	380	913	1,300	675	380	2,888	3,268	2,374
11/01/84	Omaha	-	109	806	707	399	109	1,912	2,021	1,448
11/01/84	Hialeah	-	886	1,784	789	672	886	3,245	4,131	2,502
12/01/84	Austin/Lamar	-	643	947	830	443	642	2,221	2,863	1,790
12/01/84	Pompano	-	399	1,386	1,150	698	399	3,234	3,633	2,503
12/01/84	Fort Worth	-	122	928	144	303	122	1,375	1,497	1,088
12/01/84	Montgomeryville	-	215	2,085	638	776	215	3,499	3,714	2,832
01/01/85	Cranston	-	175	722	500	267	175	1,489	1,664	1,200
01/01/85	Bossier City	-	184	1,542	884	656	184	3,082	3,266	2,500
02/01/85	Simi Valley	-	737	1,389	450	520	737	2,359	3,096	1,900
02/01/85	Hurst	-	231	1,220	395	480	231	2,095	2,326	1,673
03/01/85	Chattanooga	-	202	1,573	1,125	683	202	3,381	3,583	2,751
03/01/85	Portland	-	285	941	465	438	285	1,844	2,129	1,449
03/01/85	Fern Park	-	144	1,107	382	432	144	1,921	2,065	1,549
03/01/85	Fairfield	-	338	1,187	885	527	338	2,599	2,937	1,925
03/01/85	Houston / Westheimer	-	850	1,179	1,054	-	850	2,233	3,083	2,056
04/01/85	Austin/ S. First	-	778	1,282	581	711	778	2,574	3,352	1,978
04/01/85	Cincinnati/ E. Kemper	-	232	1,573	452	853	232	2,878	3,110	2,254
04/01/85	Cincinnati/ Colerain	-	253	1,717	904	932	253	3,553	3,806	2,715
04/01/85	Florence/ Tanner Lane	-	218	1,477	810	835	218	3,122	3,340	2,331

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

04/01/85	Laguna Hills	-	1,224	3,303	529	1,213	1,223	5,046	6,269	4,149
05/01/85	Tacoma/ Phillips Rd.	-	396	1,204	385	669	396	2,258	2,654	1,782
05/01/85	Milwaukie/ Mcloughlin	-	458	742	510	620	458	1,872	2,330	1,449
05/01/85	Manchester/ S. Willow	-	371	2,129	197	854	371	3,180	3,551	2,444
05/01/85	Longwood	-	355	1,645	637	669	355	2,951	3,306	2,329
05/01/85	Columbus/Busch Blvd.	-	202	1,559	915	592	202	3,066	3,268	2,405
05/01/85	Columbus/Kinnear Rd.	-	241	1,865	881	771	241	3,517	3,758	2,854
05/01/85	Worthington	-	221	1,824	842	709	221	3,375	3,596	2,657
05/01/85	Arlington	-	201	1,497	892	618	201	3,007	3,208	2,352
06/01/85	N. Hollywood/ Raymer	-	967	848	5,875	515	968	7,237	8,205	2,139
06/01/85	Grove City/ Marlane Drive	-	150	1,157	607	471	150	2,235	2,385	1,832
06/01/85	Reynoldsburg	-	204	1,568	955	598	204	3,121	3,325	2,555
07/01/85	San Diego/ Kearny Mesa Rd	-	783	1,750	534	962	783	3,246	4,029	2,545
07/01/85	Scottsdale/ 70th St	-	632	1,368	540	742	632	2,650	3,282	2,058
07/01/85	Concord/ Hwy 29	-	150	750	681	587	150	2,018	2,168	1,561
07/01/85	Columbus/Morse Rd.	-	195	1,510	633	670	195	2,813	3,008	2,239
07/01/85	Columbus/Kenney Rd.	-	199	1,531	828	598	199	2,957	3,156	2,405
07/01/85	Westerville	-	199	1,517	980	620	305	3,011	3,316	2,426
07/01/85	Springfield	-	90	699	648	332	90	1,679	1,769	1,264
07/01/85	Dayton/Needmore Road	-	144	1,108	619	460	144	2,187	2,331	1,751
07/01/85	Dayton/Executive Blvd.	-	160	1,207	762	569	159	2,539	2,698	1,971
07/01/85	Lilburn	-	331	969	343	424	330	1,737	2,067	1,410
09/01/85	Columbus/ Sinclair	-	307	893	611	519	307	2,023	2,330	1,519
09/01/85	Philadelphia/ Tacony St	-	118	1,782	498	856	118	3,136	3,254	2,434
10/01/85	N. Hollywood/ Whitsett	-	1,524	2,576	479	1,302	1,524	4,357	5,881	3,481
10/01/85	Portland/ SE 82nd St	-	354	496	439	380	354	1,315	1,669	1,028
10/01/85	Columbus/ Ambleside	-	124	1,526	294	644	124	2,464	2,588	1,980
10/01/85	Indianapolis/ Pike Place	-	229	1,531	661	856	229	3,048	3,277	2,609
10/01/85	Indianapolis/ Beach Grove	-	198	1,342	542	709	198	2,593	2,791	2,067
10/01/85	Hartford/ Roberts	-	219	1,481	5,960	966	409	8,217	8,626	3,310
10/01/85	Wichita/ S. Rock Rd.	-	501	1,478	559	657	642	2,553	3,195	1,934
10/01/85	Wichita/ E. Harry	-	313	1,050	390	468	285	1,936	2,221	1,408
10/01/85	Wichita/ S. Woodlawn	-	263	905	479	437	263	1,821	2,084	1,313

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/01/85	Wichita/ E. Kellogg	-	185	658	116	261	185	1,035	1,220	778
10/01/85	Wichita/ S. Tyler	-	294	1,004	254	530	294	1,788	2,082	1,341
10/01/85	Wichita/ W. Maple	-	234	805	151	313	234	1,269	1,503	934
10/01/85	Wichita/ Carey Lane	-	192	674	159	296	192	1,129	1,321	843
10/01/85	Wichita/ E. Macarthur	-	220	775	5	323	220	1,103	1,323	847
10/01/85	Joplin/ S. Range Line	-	264	904	330	465	264	1,699	1,963	1,279
10/01/85	San Antonio/ Wetmore Rd.	-	306	1,079	702	638	306	2,419	2,725	1,967
10/01/85	San Antonio/ Callaghan	-	288	1,016	563	543	288	2,122	2,410	1,746
10/01/85	San Antonio/ Zarzamora	-	364	1,281	787	674	364	2,742	3,106	2,249
10/01/85	San Antonio/ Hackberry	-	388	1,367	2,791	1,001	388	5,159	5,547	3,154
10/01/85	San Antonio/ Fredericksburg	-	287	1,009	871	597	287	2,477	2,764	2,095
10/01/85	Dallas/ S. Westmoreland	-	474	1,670	364	734	474	2,768	3,242	2,280
10/01/85	Dallas/ Alvin St.	-	359	1,266	466	559	359	2,291	2,650	1,871
10/01/85	Fort Worth/ W. Beach St.	-	356	1,252	356	531	356	2,139	2,495	1,795
10/01/85	Fort Worth/ E. Seminary	-	382	1,346	370	552	382	2,268	2,650	1,897
10/01/85	Fort Worth/ Cockrell St.	-	323	1,136	293	515	323	1,944	2,267	1,619
11/01/85	Everett/ Evergreen	-	706	2,294	701	1,076	705	4,072	4,777	3,459
11/01/85	Seattle/ Empire Way	-	1,652	5,348	769	2,198	1,651	8,316	9,967	6,971
12/01/85	Milpitas	-	1,623	1,577	458	913	1,623	2,948	4,571	2,331
12/01/85	Pleasanton/ Santa Rita	-	1,226	2,078	533	1,160	1,225	3,772	4,997	3,009
12/01/85	Amherst/ Niagra Falls	-	132	701	444	400	132	1,545	1,677	1,257
12/01/85	West Sams Blvd.	-	164	1,159	(203)	383	164	1,339	1,503	1,096
12/01/85	MacArthur Rd.	-	204	1,628	306	638	204	2,572	2,776	2,164
12/01/85	Brockton/ Main	-	153	2,020	(11)	678	153	2,687	2,840	2,208
12/01/85	Eatontown/ Hwy 35	-	308	4,067	1,275	1,648	308	6,990	7,298	5,719
12/01/85	Denver/ Leetsdale	-	603	847	381	408	603	1,636	2,239	1,344
01/01/86	Mapleshade/ Rudderow	-	362	1,811	739	825	362	3,375	3,737	2,724
01/01/86	Bordentown/ Groveville	-	196	981	326	471	196	1,778	1,974	1,415
01/01/86	Sun Valley/ Sheldon	-	544	1,836	459	793	544	3,088	3,632	2,595
01/01/86	Las Vegas/ Highland	-	432	848	383	420	432	1,651	2,083	1,352
02/01/86	Costa Mesa/ Pomona	-	1,405	1,520	624	693	1,404	2,838	4,242	2,374
02/01/86	Brea/ Imperial Hwy	-	1,069	2,165	537	954	1,069	3,656	4,725	3,042
02/01/86	Skokie/ McCormick	-	638	1,912	579	779	638	3,270	3,908	2,718

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

02/01/86	Colorado Springs/ Sinton	-	535	1,115	724	631	535	2,470	3,005	2,102
02/01/86	Oklahoma City/ Penn	-	146	829	272	406	146	1,507	1,653	1,235
02/01/86	Oklahoma City/ 39th	-	238	812	473	477	238	1,762	2,000	1,441
03/01/86	Jacksonville/ Wiley	-	140	510	360	331	140	1,201	1,341	978
03/01/86	St. Louis/ Forder	-	517	1,133	493	534	516	2,161	2,677	1,741
03/03/86	Tampa / 56th	-	450	1,360	769	-	450	2,129	2,579	1,850
04/01/86	Reno/ Telegraph	-	649	1,051	1,009	682	649	2,742	3,391	2,200
04/01/86	St. Louis/Kirkham	-	199	1,001	444	401	199	1,846	2,045	1,563
04/01/86	St. Louis/Reavis	-	192	958	291	384	192	1,633	1,825	1,388
04/01/86	Fort Worth/East Loop	-	196	804	366	369	196	1,539	1,735	1,274
05/01/86	Westlake Village	-	1,205	995	5,384	429	1,256	6,757	8,013	2,414
05/01/86	Sacramento/Franklin Blvd.	-	872	978	3,718	389	1,139	4,818	5,957	4,214
06/01/86	Richland Hills	-	543	857	551	404	543	1,812	2,355	1,499
06/01/86	West Valley/So. 3600	-	208	1,552	718	413	208	2,683	2,891	2,230
07/01/86	Colorado Springs/ Hollow Tree	-	574	726	493	426	574	1,645	2,219	1,341
07/01/86	West LA/Purdue Ave.	-	2,415	3,585	403	1,212	2,416	5,199	7,615	4,415
07/01/86	Capital Heights/Central Ave.	-	649	3,851	6,407	1,277	649	11,535	12,184	5,420
07/01/86	Pontiac/Dixie Hwy.	-	259	2,091	330	756	259	3,177	3,436	2,688
08/01/86	Laurel/Ft. Meade Rd.	-	475	1,475	552	630	475	2,657	3,132	2,219
08/01/86	Hammond / Calumet	-	97	751	888	366	97	2,005	2,102	1,657
09/01/86	Kansas City/S. 44th.	-	509	1,906	1,147	737	508	3,791	4,299	3,024
09/01/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	913	1,027	1,070	5,095	6,165	4,444
10/01/86	Peralta/Fremont	-	851	1,074	338	456	851	1,868	2,719	1,565
10/01/86	Birmingham/Highland	-	89	786	366	398	149	1,490	1,639	1,216
10/01/86	Birmingham/Riverchase	-	262	1,338	617	645	278	2,584	2,862	2,153
10/01/86	Birmingham/Eastwood	-	166	1,184	572	612	232	2,302	2,534	1,929
10/01/86	Birmingham/Forestdale	-	152	948	405	519	190	1,834	2,024	1,505
10/01/86	Birmingham/Centerpoint	-	265	1,305	615	525	273	2,437	2,710	1,960
10/01/86	Birmingham/Roebuck Plaza	-	101	399	467	425	340	1,052	1,392	826
10/01/86	Birmingham/Greensprings	-	347	1,173	466	281	16	2,251	2,267	1,860
10/01/86	Birmingham/Hoover-Lorna	-	372	1,128	533	431	266	2,198	2,464	1,793
10/01/86	Midfield/Bessemer	-	170	355	571	112	95	1,113	1,208	868
10/01/86	Huntsville/Leeman Ferry Rd.	-	158	992	514	558	198	2,024	2,222	1,661

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/01/86	Huntsville/Drake	-	253	1,172	498	538	248	2,213	2,461	1,764
10/01/86	Anniston/Whiteside	-	59	566	254	329	107	1,101	1,208	920
10/01/86	Houston/Glenvista	-	595	1,043	1,121	494	594	2,659	3,253	2,122
10/01/86	Houston/I-45	-	704	1,146	1,613	604	703	3,364	4,067	2,693
10/01/86	Houston/Rogerdale	-	1,631	2,792	1,233	1,232	1,631	5,257	6,888	4,244
10/01/86	Houston/Gessner	-	1,032	1,693	1,447	746	1,032	3,886	4,918	3,209
10/01/86	Houston/Richmond-Fairdale	-	1,502	2,506	1,804	1,160	1,501	5,471	6,972	4,497
10/01/86	Houston/Gulfton	-	1,732	3,036	1,525	1,398	1,732	5,959	7,691	4,927
10/01/86	Houston/Westpark	-	503	854	543	435	502	1,833	2,335	1,480
10/01/86	Jonesboro	-	157	718	364	370	156	1,453	1,609	1,207
10/01/86	Houston / South Loop West	-	1,299	3,491	1,939	1,366	1,298	6,797	8,095	5,651
10/01/86	Houston / Plainfield Road	-	904	2,319	1,543	920	903	4,783	5,686	4,020
10/01/86	Houston / North Freeway	-	-	2,706	947	609	-	4,262	4,262	2,891
10/01/86	Houston / Old Katy Road	-	1,365	3,431	1,190	1,274	1,163	6,097	7,260	4,022
10/01/86	Houston / Long Point	-	451	1,187	1,005	563	451	2,755	3,206	2,224
10/01/86	Austin / Research Blvd.	-	1,390	1,710	900	672	1,390	3,282	4,672	2,720
11/01/86	Arleta / Osborne Street	-	987	663	377	290	986	1,331	2,317	1,120
12/01/86	Lynnwood / 196th Street	-	1,063	1,602	7,503	571	1,405	9,334	10,739	4,678
12/01/86	N. Auburn / Auburn Way N.	-	606	1,144	518	533	606	2,195	2,801	1,895
12/01/86	Gresham / Burnside & 202nd	-	351	1,056	613	482	351	2,151	2,502	1,812
12/01/86	Denver / Sheridan Boulevard	-	1,033	2,792	1,540	1,007	1,033	5,339	6,372	4,510
12/01/86	Marietta / Cobb Parkway	-	536	2,764	1,229	1,016	535	5,010	5,545	4,281
12/01/86	Hillsboro / T.V. Highway	-	461	574	327	414	461	1,315	1,776	1,166
12/01/86	San Antonio / West Sunset Road	-	1,206	1,594	865	649	1,207	3,107	4,314	2,594
12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	262	-	1,149	2,708	3,857	2,357
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,842	-	1,448	5,084	6,532	2,422
12/31/86	Houston / Larkwood	-	247	602	629	-	246	1,232	1,478	963
12/31/86	Northridge	-	3,624	1,922	7,330	-	3,642	9,234	12,876	3,659
12/31/86	Santa Clara / Duane	-	1,950	1,004	532	-	1,950	1,536	3,486	1,315
12/31/86	Oyster Point	-	1,569	1,490	617	-	1,569	2,107	3,676	1,853
12/31/86	Walnut	-	767	613	5,603	-	769	6,214	6,983	2,655
03/01/87	Annandale / Ravensworth	-	679	1,621	414	596	679	2,631	3,310	2,231
04/01/87	City Of Industry / Amar	-	748	2,052	722	702	748	3,476	4,224	2,230

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/01/87	Oklahoma City / W. Hefner	-	459	941	525	417	459	1,883	2,342	1,596
07/01/87	Oakbrook Terrace	-	912	2,688	1,792	399	1,580	4,211	5,791	3,737
08/01/87	San Antonio/Austin Hwy.	-	400	850	105	164	400	1,119	1,519	1,103
10/01/87	Plantation/S. State Rd.	-	924	1,801	(115)	298	924	1,984	2,908	1,964
10/01/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,369	519	1,702	13,186	14,888	5,283
02/01/88	Anaheim/Lakeview	-	995	1,505	96	256	995	1,857	2,852	1,835
06/07/88	Mesquite / Sorrento Drive	-	928	1,011	6,925	-	1,045	7,819	8,864	3,181
07/01/88	Fort Wayne	-	101	1,524	284	663	101	2,471	2,572	1,847
01/01/92	Costa Mesa	-	533	980	842	-	535	1,820	2,355	1,680
03/01/92	Dallas / Walnut St.	-	537	1,008	461	-	537	1,469	2,006	1,426
05/01/92	Camp Creek	-	576	1,075	564	-	575	1,640	2,215	1,299
09/01/92	Orlando/W. Colonial	-	368	713	316	-	367	1,030	1,397	844
09/01/92	Jacksonville/Arlington	-	554	1,065	418	-	554	1,483	2,037	1,128
10/01/92	Stockton/Mariners	-	381	730	265	-	380	996	1,376	786
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	669	-	599	1,788	2,387	1,335
01/01/93	Redwood City/Storage	-	907	1,684	299	-	907	1,983	2,890	1,475
01/01/93	City Of Industry	-	1,611	2,991	981	-	1,610	3,973	5,583	3,029
01/01/93	San Jose/Felipe	-	1,124	2,088	1,213	-	1,124	3,301	4,425	2,405
01/01/93	Baldwin Park/Garvey Ave	-	840	1,561	1,109	-	771	2,739	3,510	1,667
03/19/93	Westminister / W. 80th	-	840	1,586	502	-	840	2,088	2,928	1,560
04/26/93	Costa Mesa / Newport	775	2,141	3,989	5,611	-	3,732	8,009	11,741	4,437
05/13/93	Austin /N. Lamar	-	919	1,695	8,735	-	1,421	9,928	11,349	4,578
05/28/93	Jacksonville/Phillips Hwy.	-	406	771	371	-	406	1,142	1,548	830
05/28/93	Tampa/Nebraska Avenue	-	550	1,043	537	-	550	1,580	2,130	1,158
06/09/93	Calabasas / Ventura Blvd.	-	1,762	3,269	360	-	1,761	3,630	5,391	2,666
06/09/93	Carmichael / Fair Oaks	-	573	1,052	360	-	573	1,412	1,985	1,065
06/09/93	Santa Clara / Duane	-	454	834	256	-	453	1,091	1,544	784
06/10/93	Citrus Heights / Sylvan Road	-	438	822	427	-	437	1,250	1,687	869
06/25/93	Trenton / Allen Road	-	623	1,166	617	-	623	1,783	2,406	1,150
06/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	271	-	1,085	2,288	3,373	1,681
07/16/93	Austin / So. Congress Ave	-	777	1,445	450	-	777	1,895	2,672	1,435
08/01/93	Gaithersburg / E. Diamond	-	602	1,139	274	-	602	1,413	2,015	1,018
08/11/93	Atlanta / Northside	-	1,150	2,149	516	-	1,150	2,665	3,815	1,979

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/11/93	Smyrna/ Rosswill Rd	-	446	842	347	-	446	1,189	1,635	866
08/13/93	So. Brunswick/Highway	-	1,076	2,033	556	-	1,076	2,589	3,665	1,895
10/01/93	Denver / Federal Blvd	-	875	1,633	361	-	875	1,994	2,869	1,463
10/01/93	Citrus Heights	-	527	987	294	-	527	1,281	1,808	939
10/01/93	Lakewood / 6th Ave	-	798	1,489	136	-	685	1,738	2,423	1,245
10/27/93	Houston / S Shaver St	-	481	896	301	-	481	1,197	1,678	873
11/03/93	Upland/S. Euclid Ave.	-	431	807	642	-	508	1,372	1,880	990
11/16/93	Norcross / Jimmy Carter	-	627	1,167	290	-	626	1,458	2,084	1,061
11/16/93	Seattle / 13th	-	1,085	2,015	801	-	1,085	2,816	3,901	2,089
12/09/93	Salt Lake City	-	765	1,422	80	-	633	1,634	2,267	832
12/16/93	West Valley City	-	683	1,276	448	-	682	1,725	2,407	1,209
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	336	-	607	1,470	2,077	1,086
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	631	-	1,575	3,572	5,147	2,883
12/29/93	Orange / Main	-	1,238	2,317	1,780	-	1,593	3,742	5,335	2,659
12/29/93	Sunnyvale / Wedell	-	554	1,037	824	-	725	1,690	2,415	1,200
12/29/93	El Cajon / Magnolia	-	421	791	717	-	541	1,388	1,929	980
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	799	-	601	1,532	2,133	1,122
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	587	-	436	1,168	1,604	848
12/29/93	Irving / West Loop 12	-	341	643	292	-	354	922	1,276	677
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,349	-	1,159	2,781	3,940	1,988
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	846	-	798	1,858	2,656	1,286
12/29/93	Los Alimitos / Cerritos	-	695	1,299	770	-	874	1,890	2,764	1,289
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	692	-	692	1,655	2,347	1,173
12/29/93	Indianapolis / E. Washington	-	403	775	868	-	505	1,541	2,046	1,096
12/29/93	Gardena / Western Ave.	-	552	1,035	739	-	695	1,631	2,326	1,118
12/29/93	Palm Bay / Bobcock Street	-	409	775	613	-	525	1,272	1,797	962
01/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	114	-	1,590	3,876	5,466	2,803
01/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	406	-	657	1,723	2,380	1,185
01/12/94	Honolulu / Iwaena	-	-	3,382	1,169	-	-	4,551	4,551	3,146
01/12/94	Miami / Golden Glades	-	579	1,081	668	-	557	1,771	2,328	1,310
01/21/94	Herndon / Centreville Road	-	1,584	2,981	680	-	1,358	3,887	5,245	2,628
02/08/94	Las Vegas/S. MLK Blvd.	-	1,383	2,592	1,380	-	1,435	3,920	5,355	2,707
02/28/94	Arlingtn/Old Jefferson	-	735	1,399	743	-	630	2,247	2,877	1,692

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/08/94	Beaverton / Sw Barnes Road	-	942	1,810	329	-	807	2,274	3,081	1,651
03/21/94	Austin / Arboretum	-	473	897	2,972	-	1,553	2,789	4,342	1,599
03/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	482	-	921	2,668	3,589	1,840
03/25/94	East Brunswick / Milltown Road	-	1,282	2,411	500	-	1,099	3,094	4,193	2,238
03/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	754	-	950	3,024	3,974	1,957
03/31/94	Hypoluxo	-	735	1,404	2,851	-	630	4,360	4,990	3,361
04/26/94	No. Highlands / Roseville Road	-	980	1,835	534	-	840	2,509	3,349	1,847
05/12/94	Fort Pierce/Okeechobee Road	-	438	842	228	-	375	1,133	1,508	988
05/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	613	-	1,762	4,736	6,498	3,260
05/24/94	La/Huntington	-	483	905	364	-	414	1,338	1,752	951
06/09/94	Chattanooga / Brainerd Road	-	613	1,170	419	-	525	1,677	2,202	1,159
06/09/94	Chattanooga / Ringgold Road	-	761	1,433	805	-	652	2,347	2,999	1,658
06/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	410	-	718	2,100	2,818	1,498
06/23/94	Las Vegas / Tropicana	-	750	1,408	505	-	643	2,020	2,663	1,420
06/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	395	-	897	2,505	3,402	1,762
06/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	198	-	669	2,027	2,696	1,164
06/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	711	-	456	1,791	2,247	1,357
07/20/94	Milpitas / Dempsey Road	-	1,260	2,358	301	-	1,080	2,839	3,919	1,962
08/17/94	Beaverton / S.W. Denny Road	-	663	1,245	200	-	568	1,540	2,108	1,061
08/17/94	Irwindale / Central Ave.	-	674	1,263	192	-	578	1,551	2,129	1,061
08/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	635	-	1,312	3,766	5,078	2,622
08/17/94	North Brunswick / How Lane	-	1,238	2,323	323	-	1,061	2,823	3,884	1,850
08/17/94	Lombard / 64th	-	847	1,583	429	-	726	2,133	2,859	1,493
08/17/94	Alsip / 27th	-	406	765	193	-	348	1,016	1,364	724
09/15/94	Huntsville / Old Monrovia Rd	-	613	1,157	391	-	525	1,636	2,161	1,125
09/27/94	West Haven / Bull Hill Lane	-	455	873	5,484	-	1,963	4,849	6,812	2,495
09/30/94	San Francisco / Marin St.	-	1,227	2,339	1,360	-	1,371	3,555	4,926	2,421
09/30/94	Baltimore / Hillen Street	-	580	1,095	606	-	497	1,784	2,281	1,269
09/30/94	San Francisco /10th & Howard	-	1,423	2,668	418	-	1,221	3,288	4,509	2,258
09/30/94	Montebello / E. Whittier	-	383	732	266	-	329	1,052	1,381	751
09/30/94	Arlington / Collins	-	228	435	499	-	195	967	1,162	699
09/30/94	Miami / S.W. 119th Ave	-	656	1,221	158	-	562	1,473	2,035	1,005
09/30/94	Blackwood / Erial Road	-	774	1,437	223	-	663	1,771	2,434	1,196

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

09/30/94	Concord / Monument	-	1,092	2,027	521	-	936	2,704	3,640	1,896
09/30/94	Rochester / Lee Road	-	469	871	443	-	402	1,381	1,783	1,021
09/30/94	Houston / Bellaire	-	623	1,157	462	-	534	1,708	2,242	1,202
09/30/94	Austin / Lamar Blvd	-	781	1,452	221	-	669	1,785	2,454	1,219
09/30/94	Milwaukee / Lovers Lane Rd	-	469	871	322	-	402	1,260	1,662	902
09/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	160	-	903	2,247	3,150	1,567
09/30/94	St. Petersburg / 66Th St.	-	427	793	408	-	366	1,262	1,628	881
09/30/94	Dayton Bch / N. Nova Road	-	396	735	258	-	339	1,050	1,389	783
09/30/94	Maple Shade / Route 38	-	994	1,846	416	-	852	2,404	3,256	1,629
09/30/94	Marlton / Route 73 N.	-	938	1,742	(872)	-	557	1,251	1,808	1,231
09/30/94	Naperville / E. Ogden Ave	-	683	1,268	353	-	585	1,719	2,304	1,179
09/30/94	Long Beach / South Street	-	1,778	3,307	585	-	1,524	4,146	5,670	2,831
09/30/94	Aloha / S.W. Shaw	-	805	1,495	199	-	690	1,809	2,499	1,225
09/30/94	Alexandria / S. Pickett	-	1,550	2,879	400	-	1,329	3,500	4,829	2,392
09/30/94	Houston / Highway 6 North	-	1,120	2,083	458	-	960	2,701	3,661	1,820
09/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	396	-	489	1,538	2,027	1,058
09/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	892	-	1,311	3,951	5,262	2,678
09/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	293	-	1,461	3,702	5,163	2,494
09/30/94	San Antonio / Austin Hwy	-	592	1,098	337	-	507	1,520	2,027	1,066
09/30/94	Sharonville / E. Kemper	-	574	1,070	481	-	492	1,633	2,125	1,186
10/13/94	Davie / State Road 84	-	744	1,467	984	-	637	2,558	3,195	1,666
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,569	-	1,022	2,754	3,776	1,792
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,449	-	1,423	3,765	5,188	2,373
12/19/94	Salt Lake City/West North Temple	-	490	917	(3)	-	385	1,019	1,404	504
12/28/94	Milpitas / Watson	-	1,575	2,925	470	-	1,350	3,620	4,970	2,428
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	294	-	1,035	2,710	3,745	1,804
12/28/94	Venice / Guthrie	-	578	1,073	204	-	495	1,360	1,855	923
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	598	-	780	2,423	3,203	1,568
01/04/95	Chula Vista / Main Street	-	735	1,802	526	-	735	2,328	3,063	1,504
01/05/95	Pantego / West Park	-	315	735	238	-	315	973	1,288	674
01/12/95	Roswell / Alpharetta	-	423	993	456	-	423	1,449	1,872	1,089
01/23/95	San Leandro / Hesperian	-	734	1,726	196	-	733	1,923	2,656	1,273
01/24/95	Nashville / Elm Hill	-	338	791	532	-	337	1,324	1,661	999

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

02/03/95	Reno / S. Mccarron Blvd	-	1,080	2,537	364	-	1,080	2,901	3,981	1,887
02/15/95	Schiller Park	-	1,688	3,939	2,776	-	1,688	6,715	8,403	3,097
02/15/95	Lansing	-	1,514	3,534	714	-	1,514	4,248	5,762	2,622
02/15/95	Pleasanton	-	1,257	2,932	180	-	1,256	3,113	4,369	1,866
02/15/95	LA/Sepulveda	-	1,453	3,390	222	-	1,453	3,612	5,065	2,145
02/28/95	Decatur / Flat Shoal	-	970	2,288	816	-	970	3,104	4,074	2,266
02/28/95	Smyrna / S. Cobb	-	663	1,559	622	-	663	2,181	2,844	1,510
02/28/95	Downey / Bellflower	-	916	2,158	321	-	916	2,479	3,395	1,668
02/28/95	Vallejo / Lincoln	-	445	1,052	434	-	445	1,486	1,931	1,024
02/28/95	Lynnwood / 180th St	-	516	1,205	292	-	516	1,497	2,013	1,073
02/28/95	Kent / Pacific Hwy	-	728	1,711	207	-	728	1,918	2,646	1,287
02/28/95	Kirkland	-	1,254	2,932	545	-	1,253	3,478	4,731	2,404
02/28/95	Federal Way/Pacific	-	785	1,832	363	-	785	2,195	2,980	1,508
02/28/95	Tampa / S. Dale	-	791	1,852	390	-	791	2,242	3,033	1,546
02/28/95	Burlingame/Adrian Rd	-	2,280	5,349	546	-	2,280	5,895	8,175	3,958
02/28/95	Miami / Cloverleaf	-	606	1,426	438	-	606	1,864	2,470	1,309
02/28/95	Pinole / San Pablo	-	639	1,502	434	-	639	1,936	2,575	1,353
02/28/95	South Gate / Firesto	-	1,442	3,449	520	-	1,442	3,969	5,411	2,739
02/28/95	San Jose / Mabury	-	892	2,088	267	-	892	2,355	3,247	1,570
02/28/95	La Puente / Valley Blvd	-	591	1,390	284	-	591	1,674	2,265	1,175
02/28/95	San Jose / Capitol E	-	1,215	2,852	273	-	1,215	3,125	4,340	2,037
02/28/95	Milwaukie / 40th Street	-	576	1,388	174	-	579	1,559	2,138	1,045
02/28/95	Portland / N. Lombard	-	812	1,900	307	-	812	2,207	3,019	1,478
02/28/95	Miami / Biscayne	-	1,313	3,076	597	-	1,313	3,673	4,986	2,388
02/28/95	Chicago / Clark Street	-	442	1,031	540	-	442	1,571	2,013	1,095
02/28/95	Palatine / Dundee	-	698	1,643	657	-	698	2,300	2,998	1,733
02/28/95	Williamsville/Transit	-	284	670	388	-	284	1,058	1,342	771
02/28/95	Amherst / Sheridan	-	484	1,151	287	-	483	1,439	1,922	1,000
03/02/95	Everett / Highway 99	-	859	2,022	307	-	858	2,330	3,188	1,591
03/02/95	Burien / 1St Ave South	-	763	1,783	586	-	763	2,369	3,132	1,688
03/02/95	Kent / South 238th Street	-	763	1,783	364	-	763	2,147	2,910	1,458
03/31/95	Cheverly / Central Ave	-	911	2,164	492	-	910	2,657	3,567	1,833
05/01/95	Sandy / S. State Street	-	1,043	2,442	(25)	-	923	2,537	3,460	1,285

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/03/95	Largo / Ulmerton Roa	-	263	654	246	-	262	901	1,163	627
05/08/95	Fairfield/Western Street	-	439	1,030	156	-	439	1,186	1,625	779
05/08/95	Dallas / W. Mockingbird	-	1,440	3,371	360	-	1,440	3,731	5,171	2,424
05/08/95	East Point / Lakewood	-	884	2,071	498	-	884	2,569	3,453	1,769
05/25/95	Falls Church / Gallows Rd	-	350	835	9,373	-	3,560	6,998	10,558	1,958
06/12/95	Baltimore / Old Waterloo	-	769	1,850	250	-	769	2,100	2,869	1,403
06/12/95	Pleasant Hill / Hookston	-	766	1,848	298	-	742	2,170	2,912	1,413
06/12/95	Mountain View/Old Middlefield	-	2,095	4,913	217	-	2,094	5,131	7,225	3,308
06/30/95	San Jose / Blossom Hill	-	1,467	3,444	422	-	1,467	3,866	5,333	2,479
06/30/95	Fairfield / Kings Highway	-	1,811	4,273	762	-	1,810	5,036	6,846	3,174
06/30/95	Pacoima / Paxton Street	-	840	1,976	265	-	840	2,241	3,081	1,494
06/30/95	Portland / Prescott	-	647	1,509	290	-	647	1,799	2,446	1,194
06/30/95	St. Petersburg	-	352	827	371	-	352	1,198	1,550	844
06/30/95	Dallas / Audelia Road	-	1,166	2,725	1,618	-	1,166	4,343	5,509	2,935
06/30/95	Miami Gardens	-	823	1,929	480	-	823	2,409	3,232	1,574
06/30/95	Grand Prairie / 19th	-	566	1,329	293	-	566	1,622	2,188	1,045
06/30/95	Joliet / Jefferson Street	-	501	1,181	318	-	501	1,499	2,000	986
06/30/95	Bridgeton / Pennridge	-	283	661	267	-	283	928	1,211	649
06/30/95	Portland / S.E.92nd	-	638	1,497	263	-	638	1,760	2,398	1,179
06/30/95	Houston / S.W. Freeway	-	537	1,254	7,124	-	1,140	7,775	8,915	3,211
06/30/95	Milwaukee / Brown	-	358	849	390	-	358	1,239	1,597	849
06/30/95	Orlando / W. Oak Ridge	-	698	1,642	478	-	697	2,121	2,818	1,426
06/30/95	Lauderhill / State Road	-	644	1,508	365	-	644	1,873	2,517	1,306
06/30/95	Orange Park /Blanding Blvd	-	394	918	397	-	394	1,315	1,709	908
06/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	453	-	703	2,096	2,799	1,343
06/30/95	St. Louis / Page Service Drive	-	531	1,241	293	-	531	1,534	2,065	1,007
06/30/95	Independence /E. 42nd	-	438	1,023	333	-	438	1,356	1,794	896
06/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	408	-	715	2,085	2,800	1,368
06/30/95	Edgewater Park / Route 130	-	683	1,593	254	-	683	1,847	2,530	1,190
06/30/95	Beaverton / S.W. 110	-	572	1,342	287	-	572	1,629	2,201	1,087
06/30/95	Markham / W. 159Th Place	-	230	539	315	-	229	855	1,084	596
06/30/95	Houston / N.W. Freeway	-	447	1,066	290	-	447	1,356	1,803	898
06/30/95	Portland / Gantenbein	-	537	1,262	291	-	537	1,553	2,090	1,061

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/30/95	Upper Chichester/Market St.	-	569	1,329	326	-	569	1,655	2,224	1,041
06/30/95	Fort Worth / Hwy 80	-	379	891	350	-	379	1,241	1,620	831
06/30/95	Greenfield/ S. 108th	-	728	1,707	553	-	727	2,261	2,988	1,563
06/30/95	Altamonte Springs	-	566	1,326	385	-	566	1,711	2,277	1,128
06/30/95	Seattle / Delridge Way	-	760	1,779	308	-	760	2,087	2,847	1,406
06/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	361	-	748	2,119	2,867	1,389
06/30/95	Los Angeles / Beverly Blvd	-	787	1,886	1,631	-	787	3,517	4,304	2,053
06/30/95	Lawrenceville / Brunswick	-	841	1,961	241	-	840	2,203	3,043	1,426
06/30/95	Richmond / Carlson	-	865	2,025	400	-	864	2,426	3,290	1,629
06/30/95	Liverpool / Oswego Road	-	545	1,279	454	-	545	1,733	2,278	1,191
06/30/95	Rochester / East Ave	-	578	1,375	690	-	578	2,065	2,643	1,467
06/30/95	Pasadena / E. Beltway	-	757	1,767	394	-	757	2,161	2,918	1,359
07/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	703	-	2,894	7,527	10,421	4,961
07/31/95	Orlando / Lakehurst	-	450	1,063	299	-	450	1,362	1,812	874
07/31/95	Livermore / Portola	-	921	2,157	328	-	921	2,485	3,406	1,621
07/31/95	San Jose / Tully	-	912	2,137	547	-	912	2,684	3,596	1,869
07/31/95	Mission Bay	-	1,617	3,785	855	-	1,617	4,640	6,257	3,060
07/31/95	Las Vegas / Decatur	-	1,147	2,697	515	-	1,147	3,212	4,359	2,157
07/31/95	Pleasanton / Stanley	-	1,624	3,811	516	-	1,624	4,327	5,951	2,801
07/31/95	Castro Valley / Grove	-	757	1,772	161	-	756	1,934	2,690	1,241
07/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,369	-	2,133	4,297	6,430	2,640
07/31/95	Chicago / Wabash Ave	-	645	1,535	4,049	-	645	5,584	6,229	2,264
07/31/95	Springfield / Parker	-	765	1,834	357	-	765	2,191	2,956	1,433
07/31/95	Huntington Bch/Gotham	-	765	1,808	257	-	765	2,065	2,830	1,381
07/31/95	Tucker / Lawrenceville	-	630	1,480	307	-	630	1,787	2,417	1,177
07/31/95	Marietta / Canton Road	-	600	1,423	434	-	600	1,857	2,457	1,260
07/31/95	Wheeling / Hintz	-	450	1,054	237	-	450	1,291	1,741	863
08/01/95	Gresham / Division	-	607	1,428	138	-	607	1,566	2,173	1,018
08/01/95	Tucker / Lawrenceville	-	600	1,405	429	-	600	1,834	2,434	1,270
08/01/95	Decatur / Covington	-	720	1,694	444	-	720	2,138	2,858	1,381
08/11/95	Studio City/Ventura	-	1,285	3,015	415	-	1,285	3,430	4,715	2,305
08/12/95	Smyrna / Hargrove Road	-	1,020	3,038	621	-	1,020	3,659	4,679	2,364
09/01/95	Hayward / Mission Blvd	-	1,020	2,383	343	-	1,020	2,726	3,746	1,803

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

09/01/95	Park City / Belvider	-	600	1,405	214	-	600	1,619	2,219	1,034
09/01/95	New Castle/Dupont Parkway	-	990	2,369	2,075	-	990	4,444	5,434	1,860
09/01/95	Las Vegas / Rainbow	-	1,050	2,459	212	-	1,050	2,671	3,721	1,677
09/01/95	Mountain View / Reng	-	945	2,216	208	-	945	2,424	3,369	1,557
09/01/95	Venice / Cadillac	-	930	2,182	460	-	930	2,642	3,572	1,769
09/01/95	Simi Valley /Los Angeles	-	1,590	3,724	418	-	1,590	4,142	5,732	2,677
09/01/95	Spring Valley/Foreman	-	1,095	2,572	532	-	1,095	3,104	4,199	2,044
09/06/95	Darien / Frontage Road	-	975	2,321	304	-	975	2,625	3,600	1,696
09/30/95	Whittier	-	215	384	230	781	215	1,395	1,610	963
09/30/95	Van Nuys/Balboa	-	295	657	285	1,148	295	2,090	2,385	1,341
09/30/95	Huntington Beach	-	176	321	248	738	176	1,307	1,483	867
09/30/95	Monterey Park	-	124	346	246	782	124	1,374	1,498	964
09/30/95	Downey	-	191	317	180	825	191	1,322	1,513	909
09/30/95	Del Amo	-	474	742	503	922	474	2,167	2,641	1,480
09/30/95	Carson	-	375	735	444	428	375	1,607	1,982	1,060
09/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	620	-	1,920	5,124	7,044	3,124
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	485	-	1,590	4,201	5,791	2,493
10/31/95	Chicago / W. 47th Street	-	300	708	528	-	300	1,236	1,536	747
10/31/95	Los Angeles / Eastern	-	455	1,070	258	-	454	1,329	1,783	807
11/15/95	Costa Mesa	-	522	1,218	177	-	522	1,395	1,917	894
11/15/95	Plano / E. 14th	-	705	1,646	267	-	705	1,913	2,618	1,163
11/15/95	Citrus Heights/Sunrise	-	520	1,213	311	-	520	1,524	2,044	962
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	203	-	470	1,300	1,770	825
11/15/95	So San Francisco/Spruce	-	1,905	4,444	765	-	1,904	5,210	7,114	3,213
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	728	-	1,681	4,679	6,360	2,994
11/16/95	Palm Beach Gardens	-	657	1,540	294	-	657	1,834	2,491	1,179
11/16/95	Delray Beach	-	600	1,407	267	-	600	1,674	2,274	1,103
01/01/96	Bensenville/York Rd	-	667	1,602	426	895	667	2,923	3,590	1,577
01/01/96	Louisville/Preston	-	211	1,060	223	594	211	1,877	2,088	974
01/01/96	San Jose/Aborn Road	-	615	1,342	152	759	615	2,253	2,868	1,198
01/01/96	Englewood/Federal	-	481	1,395	167	777	481	2,339	2,820	1,294
01/01/96	W. Hollywood/Santa Monica	-	3,415	4,577	589	2,552	3,414	7,719	11,133	4,138
01/01/96	Orland Hills/W. 159th	-	917	2,392	484	1,342	917	4,218	5,135	2,329

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

01/01/96	Merrionette Park	-	818	2,020	222	1,122	818	3,364	4,182	1,821
01/01/96	Denver/S Quebec	-	1,849	1,941	525	1,086	1,849	3,552	5,401	1,958
01/01/96	Tigard/S.W. Pacific	-	633	1,206	251	705	633	2,162	2,795	1,173
01/01/96	Coram/Middle Count	-	507	1,421	231	792	507	2,444	2,951	1,280
01/01/96	Houston/FM 1960	-	635	1,294	445	783	635	2,522	3,157	1,362
01/01/96	Kent/Military Trail	-	409	1,670	352	956	409	2,978	3,387	1,605
01/01/96	Turnersville/Black	-	165	1,360	305	758	165	2,423	2,588	1,273
01/01/96	Sewell/Rts. 553	-	323	1,138	213	658	323	2,009	2,332	1,049
01/01/96	Maple Shade/Fellowship	-	331	1,421	230	803	331	2,454	2,785	1,260
01/01/96	Hyattsville/Kenilworth	-	509	1,757	271	1,000	508	3,029	3,537	1,579
01/01/96	Waterbury/Captain	-	434	2,089	453	1,162	434	3,704	4,138	1,743
01/01/96	Bedford Hts/Miles	-	835	1,577	519	929	835	3,025	3,860	1,605
01/01/96	Livonia/Newburgh	-	635	1,407	216	783	635	2,406	3,041	1,259
01/01/96	Sunland/Sunland Blvd.	-	631	1,965	165	1,090	631	3,220	3,851	1,655
01/01/96	Des Moines	-	448	1,350	170	768	447	2,289	2,736	1,218
01/01/96	Oxonhill/Indianhead	-	772	2,017	559	1,141	772	3,717	4,489	1,962
01/01/96	Sacramento/N. 16th	-	582	2,610	331	1,466	582	4,407	4,989	1,905
01/01/96	Houston/Westheimer	-	1,508	2,274	550	1,304	1,508	4,128	5,636	2,189
01/01/96	San Pablo/San Pablo	-	565	1,232	247	713	565	2,192	2,757	1,131
01/01/96	Bowie/Woodcliff	-	718	2,336	286	1,292	718	3,914	4,632	2,015
01/01/96	Milwaukee/S. 84th	-	444	1,868	394	1,091	444	3,353	3,797	1,716
01/01/96	Clinton/Malcolm Road	-	593	2,123	311	1,187	592	3,622	4,214	1,834
01/03/96	San Gabriel	-	1,005	2,345	442	-	1,005	2,787	3,792	1,825
01/05/96	San Francisco, Second St.	-	2,880	6,814	250	-	2,879	7,065	9,944	4,353
01/12/96	San Antonio, TX	-	912	2,170	209	-	912	2,379	3,291	1,437
02/29/96	Naples, FL/Old US 41	-	849	2,016	333	-	849	2,349	3,198	1,496
02/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	258	-	1,781	4,982	6,763	3,049
02/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,043	-	1,928	5,566	7,494	3,755
02/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	276	-	3,479	8,425	11,904	5,269
02/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	296	-	940	2,519	3,459	1,578
02/29/96	Jupiter FL/Military Trail	-	2,280	5,347	415	-	2,280	5,762	8,042	3,599
02/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	316	-	736	2,059	2,795	1,287
02/29/96	New Port Richey/State Rd 54	-	857	2,025	367	-	856	2,393	3,249	1,518

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

02/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,184	-	974	3,693	4,667	2,305
03/08/96	Atlanta/Roswell	-	898	3,649	199	-	898	3,848	4,746	2,347
03/31/96	Oakland	-	1,065	2,764	601	-	1,065	3,365	4,430	2,136
03/31/96	Saratoga	-	2,339	6,081	325	-	2,339	6,406	8,745	3,864
03/31/96	Randallstown	-	1,359	3,527	762	-	1,359	4,289	5,648	2,615
03/31/96	Plano	-	650	1,682	197	-	649	1,880	2,529	1,163
03/31/96	Houston	-	543	1,402	215	-	543	1,617	2,160	1,013
03/31/96	Irvine	-	1,920	4,975	1,465	-	1,920	6,440	8,360	4,075
03/31/96	Milwaukee	-	542	1,402	211	-	542	1,613	2,155	1,017
03/31/96	Carrollton	-	578	1,495	200	-	578	1,695	2,273	1,042
03/31/96	Torrance	-	1,415	3,675	236	-	1,415	3,911	5,326	2,394
03/31/96	Jacksonville	-	713	1,845	387	-	712	2,233	2,945	1,365
03/31/96	Dallas	-	315	810	1,863	-	315	2,673	2,988	1,297
03/31/96	Houston	-	669	1,724	976	-	669	2,700	3,369	1,746
03/31/96	Baltimore	-	842	2,180	514	-	842	2,694	3,536	1,647
03/31/96	New Haven	-	740	1,907	30	-	667	2,010	2,677	1,266
04/01/96	Chicago/Pulaski	-	764	1,869	477	-	763	2,347	3,110	1,378
04/01/96	Las Vegas/Desert Inn	-	1,115	2,729	248	-	1,115	2,977	4,092	1,761
04/01/96	Torrance/Crenshaw	-	916	2,243	230	-	916	2,473	3,389	1,420
04/01/96	Weymouth	-	485	1,187	952	-	485	2,139	2,624	992
04/01/96	St. Louis/Barrett Station Road	-	630	1,542	351	-	630	1,893	2,523	1,053
04/01/96	Rockville/Randolph	-	1,153	2,823	323	-	1,153	3,146	4,299	1,859
04/01/96	Simi Valley/East Street	-	970	2,374	137	-	970	2,511	3,481	1,449
04/01/96	Houston/Westheimer	-	1,390	3,402	6,448	-	1,390	9,850	11,240	5,024
04/03/96	Naples	-	1,187	2,809	578	-	1,186	3,388	4,574	2,148
06/26/96	Boca Raton	-	3,180	7,468	1,122	-	3,179	8,591	11,770	5,730
06/28/96	Venice	-	669	1,575	262	-	669	1,837	2,506	1,136
06/30/96	Las Vegas	-	921	2,155	434	-	921	2,589	3,510	1,703
06/30/96	Bedford Park	-	606	1,419	364	-	606	1,783	2,389	1,131
06/30/96	Los Angeles	-	692	1,616	194	-	691	1,811	2,502	1,122
06/30/96	Silver Spring	-	1,513	3,535	627	-	1,513	4,162	5,675	2,475
06/30/96	Newark	-	1,051	2,458	162	-	1,051	2,620	3,671	1,592
06/30/96	Brooklyn	-	783	1,830	2,940	-	783	4,770	5,553	2,972

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

07/02/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	796	-	1,755	4,946	6,701	2,832
07/22/96	Lakewood/W Hampton	-	717	2,092	134	-	716	2,227	2,943	1,315
08/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	246	-	954	3,364	4,318	2,001
09/05/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,077	-	1,260	4,043	5,303	2,601
09/16/96	Dallas/Royal Lane	-	1,008	2,426	358	-	1,007	2,785	3,792	1,675
09/16/96	Colorado Springs/Tomah Drive	-	731	1,759	274	-	730	2,034	2,764	1,202
09/16/96	Lewisville/S. Stemmons	-	603	1,451	210	-	603	1,661	2,264	1,010
09/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	552	-	946	2,832	3,778	1,825
09/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,488	-	584	2,895	3,479	1,364
09/16/96	Willow Grove/Maryland Road	-	673	1,620	232	-	673	1,852	2,525	1,102
09/16/96	Houston/W. Montgomery Rd.	-	524	1,261	366	-	523	1,628	2,151	1,012
09/16/96	Denver/W. Hampden	-	1,084	2,609	287	-	1,083	2,897	3,980	1,748
09/16/96	Littleton/Southpark Way	-	922	2,221	517	-	922	2,738	3,660	1,713
09/16/96	Petaluma/Baywood Drive	-	861	2,074	267	-	861	2,341	3,202	1,385
09/16/96	Canoga Park/Sherman Way	-	1,543	3,716	704	-	1,543	4,420	5,963	2,757
09/16/96	Jacksonville/South Lane Ave.	-	554	1,334	345	-	554	1,679	2,233	1,064
09/16/96	Newport News/Warwick Blvd.	-	575	1,385	246	-	575	1,631	2,206	1,002
09/16/96	Greenbrook/Route 22	-	1,227	2,954	732	-	1,226	3,687	4,913	2,171
09/16/96	Monsey/Route 59	-	1,068	2,572	447	-	1,068	3,019	4,087	1,753
09/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	196	-	575	1,581	2,156	939
09/16/96	Fort Worth/Brentwood	-	823	2,016	343	-	823	2,359	3,182	1,407
09/16/96	Glendale/San Fernando Road	-	2,500	6,124	370	-	2,500	6,494	8,994	3,796
09/16/96	Houston/Harwin	-	549	1,344	385	-	549	1,729	2,278	1,047
09/16/96	Irvine/Cowan Street	-	1,890	4,631	617	-	1,890	5,248	7,138	3,097
09/16/96	Fairfield/Dixie Highway	-	427	1,046	193	-	427	1,239	1,666	762
09/16/96	Mesa/Country Club Drive	-	701	1,718	674	-	701	2,392	3,093	1,577
09/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	1,460	-	2,957	8,704	11,661	4,759
09/16/96	Houston/Gulf Freeway	-	701	1,718	5,313	-	701	7,031	7,732	2,901
09/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	353	-	1,036	2,893	3,929	1,747
09/16/96	Tempe/McKellips Road	-	823	1,972	506	-	823	2,478	3,301	1,523
09/16/96	Richland Hills/Airport Fwy.	-	473	1,158	284	-	472	1,443	1,915	899
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	(55)	-	914	2,457	3,371	1,271
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	1	-	908	2,608	3,516	1,273

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/11/96	Richmond/Bloom Lane	-	1,188	2,512	(14)	-	994	2,692	3,686	1,412
10/11/96	Virginia Beach/Southern Blvd	-	282	610	320	-	282	930	1,212	639
10/11/96	Chesapeake/Military Hwy	-	-	2,886	683	-	-	3,569	3,569	1,615
10/11/96	Richmond/Midlothian Park	-	762	1,588	651	-	762	2,239	3,001	1,487
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	415	-	819	2,191	3,010	1,378
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	668	-	927	2,688	3,615	1,662
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	574	-	1,170	3,123	4,293	1,833
10/25/96	Austin/Renelli	-	1,710	3,990	524	-	1,710	4,514	6,224	2,687
10/25/96	Austin/Santiago	-	900	2,100	378	-	900	2,478	3,378	1,483
10/25/96	Dallas/East N.W. Highway	-	698	1,628	902	-	697	2,531	3,228	1,276
10/25/96	Dallas/Denton Drive	-	900	2,100	942	-	900	3,042	3,942	1,537
10/25/96	Houston/Hempstead	-	518	1,207	515	-	517	1,723	2,240	1,168
10/25/96	Pasadena/So. Shaver	-	420	980	610	-	420	1,590	2,010	1,070
10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	313	-	465	1,398	1,863	860
10/31/96	Mt Holly/541 Bypass	-	360	840	623	-	360	1,463	1,823	868
11/13/96	Town East/Mesquite	-	330	770	327	-	330	1,097	1,427	707
11/14/96	Bossier City LA	-	633	1,488	21	-	557	1,585	2,142	840
12/05/96	Lake Forest/Bake Parkway	-	971	2,173	4,955	-	972	7,127	8,099	2,067
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	995	-	645	2,500	3,145	1,686
12/16/96	Oklahoma City/SW 74th	-	375	875	501	-	375	1,376	1,751	688
12/16/96	Oklahoma City/S Santa Fe	-	360	840	241	-	360	1,081	1,441	666
12/16/96	Oklahoma City/S. May	-	360	840	234	-	360	1,074	1,434	657
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	879	-	930	3,049	3,979	1,975
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	615	-	1,290	3,625	4,915	2,215
12/23/96	Eagle Rock/Colorado	-	330	813	449	-	444	1,148	1,592	593
12/23/96	Upper Darby/Lansdowne	-	899	2,272	406	-	899	2,678	3,577	1,628
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	350	-	1,109	3,152	4,261	1,495
12/23/96	Philadelphia/Byberry	-	1,019	2,575	561	-	1,019	3,136	4,155	1,850
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	487	-	1,199	3,517	4,716	2,083
12/23/96	Englewood/Costilla	-	1,739	4,393	372	-	1,738	4,766	6,504	2,766
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	267	-	599	1,783	2,382	1,083
12/23/96	Carmichael/Fair Oaks	-	809	2,045	388	-	809	2,433	3,242	1,450
12/23/96	Portland/Division Street	-	989	2,499	245	-	989	2,744	3,733	1,624

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/23/96	Napa/Industrial	-	660	1,666	217	-	659	1,884	2,543	1,124
12/23/96	Las Vegas/Charleston	-	1,049	2,651	297	-	1,049	2,948	3,997	1,749
12/23/96	Las Vegas/South Arvill	-	929	2,348	396	-	929	2,744	3,673	1,598
12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	681	-	3,327	9,089	12,416	5,365
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	425	-	749	2,319	3,068	1,366
12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	326	-	869	2,522	3,391	1,554
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	694	-	1,289	3,951	5,240	2,295
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	241	-	689	1,983	2,672	1,222
12/23/96	Tampa/15th Street	-	420	1,060	369	-	420	1,429	1,849	966
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	711	-	930	3,003	3,933	1,789
12/23/96	Overland Park/Mastin	-	990	2,440	3,365	-	1,306	5,489	6,795	2,642
12/23/96	Auburn/R Street	-	690	1,700	292	-	690	1,992	2,682	1,215
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	325	-	720	2,099	2,819	1,286
12/23/96	Decatur/Covington	-	930	2,292	334	-	930	2,626	3,556	1,604
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	326	-	540	1,657	2,197	1,046
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	249	-	840	2,319	3,159	1,429
12/23/96	Whittier/Colima	-	540	1,331	167	-	540	1,498	2,038	901
12/23/96	Kent/Pacific Hwy South	-	930	2,292	247	-	930	2,539	3,469	1,522
12/23/96	Topeka/8th Street	-	150	370	464	-	150	834	984	590
12/23/96	Denver East Evans	-	1,740	4,288	362	-	1,740	4,650	6,390	2,743
12/23/96	Pittsburgh/California Ave.	-	630	1,552	135	-	630	1,687	2,317	1,006
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	439	-	-	2,725	2,725	1,329
12/23/96	Philadelphia/Oxford	-	900	2,218	376	-	900	2,594	3,494	1,544
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	331	-	1,710	4,545	6,255	2,644
12/23/96	Alsip/115th Street	-	750	1,848	4,696	-	750	6,544	7,294	2,590
12/23/96	Green Acres/Jog Road	-	600	1,479	230	-	600	1,709	2,309	1,028
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	232	-	1,320	3,485	4,805	2,100
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	586	-	2,160	5,909	8,069	3,427
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	329	-	960	2,695	3,655	1,621
12/23/96	Renton 174th St.	-	960	2,366	465	-	960	2,831	3,791	1,744
12/23/96	Sacramento/Northgate	-	1,021	2,647	244	-	1,021	2,891	3,912	1,702
12/23/96	Phoenix/19th Avenue	-	991	2,569	560	-	991	3,129	4,120	1,858
12/23/96	Bedford Park/Cicero	-	1,321	3,426	872	-	1,321	4,298	5,619	2,535

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	466	-	1,111	3,346	4,457	1,988
12/23/96	Arlington/Algonquin	-	991	2,569	960	-	991	3,529	4,520	2,338
12/23/96	Seattle/15th Avenue	-	781	2,024	323	-	781	2,347	3,128	1,445
12/23/96	Southington/Spring	-	811	2,102	493	-	811	2,595	3,406	1,525
12/23/96	Hillside/Glenwood	-	-	4,614	(864)	-	-	3,750	3,750	3,569
12/23/96	Nashville/Dickerson Pike	-	990	2,440	294	-	990	2,734	3,724	1,640
12/23/96	Madison/Gallatin Road	-	780	1,922	571	-	780	2,493	3,273	1,515
12/30/96	Concorde/Treat	-	1,396	3,258	354	-	1,396	3,612	5,008	2,197
12/30/96	Virginia Beach	-	535	1,248	252	-	535	1,500	2,035	913
12/30/96	San Mateo	-	2,408	5,619	300	-	2,408	5,919	8,327	3,432
01/22/97	Austin, 1033 E. 41 Street	-	257	3,633	269	-	257	3,902	4,159	2,171
04/12/97	Annandale / Backlick	-	955	2,229	450	-	955	2,679	3,634	1,545
04/12/97	Ft. Worth / West Freeway	-	667	1,556	400	-	667	1,956	2,623	1,122
04/12/97	Campbell / S. Curtner	-	2,550	5,950	894	-	2,549	6,845	9,394	3,856
04/12/97	Aurora / S. Idalia	-	1,002	2,338	864	-	1,002	3,202	4,204	1,869
04/12/97	Santa Cruz / Capitola	-	1,037	2,420	390	-	1,037	2,810	3,847	1,594
04/12/97	Indianapolis / Lafayette Road	-	682	1,590	683	-	681	2,274	2,955	1,397
04/12/97	Indianapolis / Route 31	-	619	1,444	659	-	619	2,103	2,722	1,247
04/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,187	-	1,567	4,846	6,413	2,752
04/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,486	-	3,781	10,576	14,357	6,107
04/12/97	Fountain Valley / Newhope	-	1,137	2,653	470	-	1,137	3,123	4,260	1,771
04/12/97	Dallas / Winsted	-	1,375	3,209	600	-	1,375	3,809	5,184	2,189
04/12/97	Columbia / Broad River Rd.	-	121	282	197	-	121	479	600	313
04/12/97	Livermore / S. Front Road	-	876	2,044	266	-	876	2,310	3,186	1,299
04/12/97	Garland / Plano	-	889	2,073	324	-	888	2,398	3,286	1,374
04/12/97	San Jose / Story Road	-	1,352	3,156	841	-	1,352	3,997	5,349	2,306
04/12/97	Aurora / Abilene	-	1,406	3,280	694	-	1,405	3,975	5,380	2,290
04/12/97	Antioch / Sunset Drive	-	1,035	2,416	324	-	1,035	2,740	3,775	1,563
04/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	449	-	1,048	2,894	3,942	1,725
04/12/97	Berlin / Wilbur Cross	-	756	1,764	503	-	756	2,267	3,023	1,323
04/12/97	Whittier / Whittier Blvd.	-	648	1,513	237	-	648	1,750	2,398	1,005
04/12/97	Peabody / Newbury Street	-	1,159	2,704	1,305	-	1,159	4,009	5,168	2,112
04/12/97	Denver / Blake	-	602	1,405	559	-	602	1,964	2,566	1,052

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

04/12/97	Evansville / Green River Road	-	470	1,096	312	-	470	1,408	1,878	817
04/12/97	Burien / First Ave. So.	-	792	1,847	350	-	791	2,198	2,989	1,272
04/12/97	Rancho Cordova / Mather Field	-	494	1,153	418	-	494	1,571	2,065	991
04/12/97	Sugar Land / Eldridge	-	705	1,644	346	-	705	1,990	2,695	1,165
04/12/97	Columbus / Eastland Drive	-	602	1,405	397	-	602	1,802	2,404	1,097
04/12/97	Slickerville / Black Horse Pike	-	539	1,258	371	-	539	1,629	2,168	945
04/12/97	Seattle / Aurora	-	1,145	2,671	452	-	1,144	3,124	4,268	1,784
04/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	483	-	972	2,751	3,723	1,622
04/12/97	Manchester / Tolland Turnpike	-	807	1,883	466	-	807	2,349	3,156	1,337
06/25/97	L.A./Venice Blvd.	-	523	1,221	1,885	-	1,044	2,585	3,629	1,265
06/25/97	Kirkland-Totem	-	2,131	4,972	870	-	2,099	5,874	7,973	3,081
06/25/97	Idianapolis	-	471	1,098	456	-	471	1,554	2,025	951
06/25/97	Dallas	-	699	1,631	170	-	699	1,801	2,500	1,030
06/25/97	Atlanta	-	1,183	2,761	195	-	1,183	2,956	4,139	1,710
06/25/97	Bensalem	-	1,159	2,705	272	-	1,159	2,977	4,136	1,665
06/25/97	Evansville	-	429	1,000	177	-	401	1,205	1,606	686
06/25/97	Austin	-	813	1,897	217	-	813	2,114	2,927	1,191
06/25/97	Harbor City	-	1,244	2,904	313	-	1,244	3,217	4,461	1,910
06/25/97	Birmingham	-	539	1,258	231	-	539	1,489	2,028	864
06/25/97	Sacramento	-	489	1,396	(28)	-	489	1,368	1,857	822
06/25/97	Carrollton	-	441	1,029	75	-	441	1,104	1,545	628
06/25/97	La Habra	-	822	1,918	216	-	822	2,134	2,956	1,243
06/25/97	Lombard	-	1,527	3,564	1,858	-	2,047	4,902	6,949	2,667
06/25/97	Fairfield	-	740	1,727	158	-	740	1,885	2,625	1,082
06/25/97	Seattle	-	1,498	3,494	10,068	-	1,498	13,562	15,060	4,151
06/25/97	Bellevue	-	1,653	3,858	284	-	1,653	4,142	5,795	2,396
06/25/97	Citrus Heights	-	642	1,244	705	-	642	1,949	2,591	1,189
06/25/97	San Jose	-	1,273	2,971	62	-	1,273	3,033	4,306	1,694
06/25/97	Stanton	-	948	2,212	121	-	948	2,333	3,281	1,320
06/25/97	Garland	-	486	1,135	154	-	486	1,289	1,775	746
06/25/97	Westford	-	857	1,999	527	-	857	2,526	3,383	1,523
06/25/97	Dallas	-	1,627	3,797	1,254	-	1,627	5,051	6,678	2,809
06/25/97	Wheat Ridge	-	1,054	2,459	523	-	1,054	2,982	4,036	1,681

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/25/97	Berlin	-	825	1,925	4,569	-	505	6,814	7,319	2,134
06/25/97	Gretna	-	1,069	2,494	830	-	1,069	3,324	4,393	2,046
06/25/97	Spring	-	461	1,077	365	-	461	1,442	1,903	824
06/25/97	Sacramento	-	592	1,380	1,149	-	720	2,401	3,121	1,369
06/25/97	Houston/South Dairyashford	-	856	1,997	514	-	856	2,511	3,367	1,441
06/25/97	Naperville	-	1,108	2,585	598	-	1,108	3,183	4,291	1,812
06/25/97	Carrollton	-	1,158	2,702	834	-	1,158	3,536	4,694	2,013
06/25/97	Waipahu	-	1,620	3,780	890	-	1,620	4,670	6,290	2,742
06/25/97	Davis	-	628	1,465	268	-	628	1,733	2,361	977
06/25/97	Decatur	-	951	2,220	471	-	951	2,691	3,642	1,556
06/25/97	Jacksonville	-	653	1,525	433	-	653	1,958	2,611	1,121
06/25/97	Chicoppe	-	663	1,546	612	-	662	2,159	2,821	1,261
06/25/97	Alexandria	-	1,533	3,576	709	-	1,532	4,286	5,818	2,390
06/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	379	-	458	1,449	1,907	813
06/25/97	Los Angeles/Olympic	-	4,392	10,247	1,394	-	4,391	11,642	16,033	6,476
06/25/97	Littleton	-	1,340	3,126	1,234	-	1,340	4,360	5,700	2,403
06/25/97	Metairie	-	1,229	2,868	336	-	1,229	3,204	4,433	1,920
06/25/97	Louisville	-	717	1,672	451	-	716	2,124	2,840	1,212
06/25/97	East Hazel Crest	-	753	1,757	2,431	-	1,213	3,728	4,941	2,357
06/25/97	Edmonds	-	1,187	2,770	777	-	1,187	3,547	4,734	1,904
06/25/97	Foster City	-	1,064	2,483	405	-	1,064	2,888	3,952	1,617
06/25/97	Chicago	-	1,160	2,708	652	-	1,160	3,360	4,520	1,932
06/25/97	Philadelphia	-	924	2,155	484	-	923	2,640	3,563	1,511
06/25/97	Dallas/Vilbig Rd.	-	508	1,184	371	-	507	1,556	2,063	901
06/25/97	Staten Island	-	1,676	3,910	1,137	-	1,675	5,048	6,723	2,637
06/25/97	Pelham Manor	-	1,209	2,820	931	-	1,208	3,752	4,960	2,261
06/25/97	Irving	-	469	1,093	288	-	468	1,382	1,850	785
06/25/97	Elk Grove	-	642	1,497	484	-	642	1,981	2,623	1,137
06/25/97	LAX	-	1,312	3,062	671	-	1,312	3,733	5,045	2,120
06/25/97	Denver	-	1,316	3,071	871	-	1,316	3,942	5,258	2,307
06/25/97	Plano	-	1,369	3,193	626	-	1,368	3,820	5,188	2,170
06/25/97	Lynnwood	-	839	1,959	461	-	839	2,420	3,259	1,388
06/25/97	Lilburn	-	507	1,182	463	-	507	1,645	2,152	981

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/25/97	Parma	-	881	2,055	778	-	880	2,834	3,714	1,692
06/25/97	Davie	-	1,086	2,533	725	-	1,085	3,259	4,344	1,937
06/25/97	Allen Park	-	953	2,223	697	-	953	2,920	3,873	1,627
06/25/97	Aurora	-	808	1,886	522	-	808	2,408	3,216	1,365
06/25/97	San Diego/16th Street	-	932	2,175	821	-	932	2,996	3,928	1,733
06/25/97	Sterling Heights	-	766	1,787	644	-	766	2,431	3,197	1,433
06/25/97	East L.A./Boyle Heights	-	957	2,232	596	-	957	2,828	3,785	1,595
06/25/97	Springfield/Alban Station	-	1,317	3,074	915	-	1,317	3,989	5,306	2,276
06/25/97	Littleton	-	868	2,026	556	-	868	2,582	3,450	1,472
06/25/97	Sacramento/57th Street	-	869	2,029	613	-	869	2,642	3,511	1,499
06/25/97	Miami	-	1,762	4,111	1,093	-	1,762	5,204	6,966	2,981
08/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	1,209	-	2,040	5,969	8,009	3,047
10/01/97	Marietta /Austell Rd	-	398	1,326	389	681	440	2,354	2,794	1,265
10/01/97	Denver / Leetsdale	-	1,407	1,682	431	952	1,554	2,918	4,472	1,612
10/01/97	Baltimore / York Road	-	1,538	1,952	861	1,125	1,700	3,776	5,476	2,134
10/01/97	Bolingbrook	-	737	1,776	463	927	814	3,089	3,903	1,636
10/01/97	Kent / Central	-	483	1,321	310	687	533	2,268	2,801	1,158
10/01/97	Geneva / Roosevelt	-	355	1,302	329	665	392	2,259	2,651	1,195
10/01/97	Denver / Sheridan	-	429	1,105	398	587	474	2,045	2,519	1,150
10/01/97	Mountlake Terrace	-	1,017	1,783	437	950	1,123	3,064	4,187	1,546
10/01/97	Carol Stream/ St.Charles	-	185	1,187	330	591	205	2,088	2,293	1,108
10/01/97	Marietta / Cobb Park	-	420	1,131	391	619	464	2,097	2,561	1,083
10/01/97	Venice / Rose	-	5,468	5,478	1,351	3,117	6,042	9,372	15,414	4,595
10/01/97	Ventura / Ventura Blvd	-	911	2,227	545	1,146	1,006	3,823	4,829	2,054
10/01/97	Studio City/ Ventura	-	2,421	1,610	275	995	2,675	2,626	5,301	1,348
10/01/97	Madison Heights	-	428	1,686	3,196	1,014	473	5,851	6,324	1,802
10/01/97	LAX / Imperial	-	1,662	2,079	295	1,159	1,836	3,359	5,195	1,798
10/01/97	Justice / Industrial	-	233	1,181	212	589	258	1,957	2,215	1,030
10/01/97	Burbank / San Fernando	-	1,825	2,210	337	1,223	2,016	3,579	5,595	1,925
10/01/97	Pinole / Appian Way	-	728	1,827	293	935	804	2,979	3,783	1,572
10/01/97	Denver / Tamarac Park	-	2,545	1,692	821	1,127	2,812	3,373	6,185	1,774
10/01/97	Gresham / Powell	-	322	1,298	299	646	356	2,209	2,565	1,124
10/01/97	Warren / Mound Road	-	268	1,025	279	528	296	1,804	2,100	901

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/01/97	Woodside/Brooklyn	-	5,016	3,950	1,779	3,195	5,542	8,398	13,940	4,064
10/01/97	Enfield / Elm Street	-	399	1,900	523	945	441	3,326	3,767	1,637
10/01/97	Roselle / Lake Street	-	312	1,411	308	710	344	2,397	2,741	1,227
10/01/97	Milwaukee / Appleton	-	324	1,385	373	706	358	2,430	2,788	1,234
10/01/97	Emeryville / Bay St	-	1,602	1,830	280	1,091	1,770	3,033	4,803	1,648
10/01/97	Monterey / Del Rey	-	257	1,048	264	563	284	1,848	2,132	897
10/01/97	San Leandro / Washington	-	660	1,142	239	653	730	1,964	2,694	1,008
10/01/97	Boca Raton / N.W. 20	-	1,140	2,256	634	1,198	1,259	3,969	5,228	1,858
10/01/97	Washington Dc/So Capital	-	1,437	4,489	706	2,274	1,588	7,318	8,906	3,258
10/01/97	Lynn / Lynnway	-	463	3,059	1,292	1,513	511	5,816	6,327	2,547
10/01/97	Pompano Beach	-	1,077	1,527	1,019	869	1,190	3,302	4,492	1,458
10/01/97	Lake Oswego/ N.State	-	465	1,956	327	972	514	3,206	3,720	1,461
10/01/97	Daly City / Mission	-	389	2,921	297	1,389	430	4,566	4,996	2,182
10/01/97	Odenton / Route 175	-	456	2,104	512	1,053	504	3,621	4,125	1,719
10/01/97	Novato / Landing	-	2,416	3,496	768	1,706	2,904	5,482	8,386	2,855
10/01/97	St. Louis / Lindberg	-	584	1,508	386	711	728	2,461	3,189	1,440
10/01/97	Oakland/International	-	358	1,568	553	700	475	2,704	3,179	1,367
10/01/97	Stockton / March Lane	-	663	1,398	305	657	811	2,212	3,023	1,252
10/01/97	Des Plaines / Golf Rd	-	1,363	3,093	368	1,118	1,630	4,312	5,942	2,375
10/01/97	Morton Grove / Wauke	-	2,658	3,232	6,461	822	3,110	10,063	13,173	4,335
10/01/97	Los Angeles / Jefferson	-	1,090	1,580	295	820	1,323	2,462	3,785	1,299
10/01/97	Los Angeles / Martin	-	869	1,152	168	717	1,066	1,840	2,906	959
10/01/97	San Leandro / E. 14th	-	627	1,289	182	608	775	1,931	2,706	1,036
10/01/97	Tucson / Tanque Verde	-	345	1,709	375	709	469	2,669	3,138	1,489
10/01/97	Randolph / Warren St	-	2,330	1,914	749	1,332	2,719	3,606	6,325	1,704
10/01/97	Forrestville / Penn.	-	1,056	2,347	402	1,114	1,312	3,607	4,919	2,007
10/01/97	Bridgeport	-	4,877	2,739	1,010	1,651	5,612	4,665	10,277	2,511
10/01/97	North Hollywood/Vine	-	906	2,379	268	1,211	1,166	3,598	4,764	1,873
10/01/97	Santa Cruz / Portola	-	535	1,526	202	761	689	2,335	3,024	1,237
10/01/97	Hyde Park / River St	-	626	1,748	961	665	759	3,241	4,000	1,580
10/01/97	Dublin / San Ramon Rd	-	942	1,999	292	803	1,119	2,917	4,036	1,548
10/01/97	Vallejo / Humboldt	-	473	1,651	240	757	620	2,501	3,121	1,338
10/01/97	Fremont/Warm Springs	-	848	2,885	350	1,105	1,072	4,116	5,188	2,192

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/01/97	Seattle / Stone Way	-	829	2,180	458	1,080	1,078	3,469	4,547	1,780
10/01/97	W. Olympia	-	149	1,096	452	452	209	1,940	2,149	977
10/01/97	Mercer/Parkside Ave	-	359	1,763	372	962	503	2,953	3,456	1,495
10/01/97	Bridge Water / Main	-	445	2,054	424	811	576	3,158	3,734	1,629
10/01/97	Norwalk / Hoyt Street	-	2,369	3,049	686	1,391	2,793	4,702	7,495	2,528
11/02/97	Lansing	-	758	1,768	6	-	730	1,802	2,532	1,038
11/07/97	Phoenix	-	1,197	2,793	327	-	1,197	3,120	4,317	1,767
11/13/97	Tinley Park	-	1,422	3,319	170	-	1,422	3,489	4,911	1,881
03/17/98	Houston/De Soto Dr.	-	659	1,537	290	-	659	1,827	2,486	1,015
03/17/98	Houston / East Freeway	-	593	1,384	626	-	593	2,010	2,603	1,148
03/17/98	Austin/Ben White	-	692	1,614	201	-	682	1,825	2,507	986
03/17/98	Arlington/E.Pioneer	-	922	2,152	360	-	922	2,512	3,434	1,411
03/17/98	Las Vegas/Tropicana	-	1,285	2,998	240	-	1,285	3,238	4,523	1,750
03/17/98	Branford / Summit Place	-	728	1,698	409	-	727	2,108	2,835	1,136
03/17/98	Las Vegas / Charleston	-	791	1,845	177	-	791	2,022	2,813	1,095
03/17/98	So. San Francisco	-	1,550	3,617	278	-	1,550	3,895	5,445	2,108
03/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	944	-	3,004	7,957	10,961	4,231
03/17/98	Tempe / E. Broadway	-	633	1,476	404	-	633	1,880	2,513	1,122
03/17/98	Phoenix / N. 43rd Ave	-	443	1,033	417	-	443	1,450	1,893	845
03/17/98	Phoenix/No. 43rd	-	380	886	751	-	380	1,637	2,017	939
03/17/98	Phoenix / Black Canyon	-	380	886	302	-	380	1,188	1,568	694
03/17/98	Phoenix/Black Canyon	-	136	317	246	-	136	563	699	386
03/17/98	Nesconset / Southern	-	1,423	3,321	491	-	1,423	3,812	5,235	2,032
04/01/98	St. Louis / Hwy. 141	-	659	1,628	4,667	-	1,344	5,610	6,954	2,712
04/01/98	Island Park / Austin	-	2,313	3,015	(262)	-	1,374	3,692	5,066	2,010
04/01/98	Akron / Brittain Rd.	-	275	2,248	346	-	669	2,200	2,869	988
04/01/98	Patchogue/W.Sunrise	-	936	2,184	427	-	936	2,611	3,547	1,408
04/01/98	Havertown/West Chester	-	1,254	2,926	245	-	1,249	3,176	4,425	1,705
04/01/98	Schiller Park/River	-	568	1,390	189	-	568	1,579	2,147	883
04/01/98	Chicago / Cuyler	-	1,400	2,695	352	-	1,400	3,047	4,447	1,699
04/01/98	Chicago Heights/West	-	468	1,804	326	-	468	2,130	2,598	1,180
04/01/98	Arlington Hts/University	-	670	3,004	292	-	670	3,296	3,966	1,783
04/01/98	Cicero / Ogden	-	1,678	2,266	409	-	1,677	2,676	4,353	1,576

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

04/01/98	Chicago/W. Howard St.	-	974	2,875	959	-	974	3,834	4,808	1,971
04/01/98	Chicago/N. Western Ave	-	1,453	3,205	477	-	1,453	3,682	5,135	2,036
04/01/98	Chicago/Northwest Hwy	-	925	2,412	131	-	925	2,543	3,468	1,398
04/01/98	Chicago/N. Wells St.	-	1,446	2,828	232	-	1,446	3,060	4,506	1,694
04/01/98	Chicago / Pulaski Rd.	-	1,276	2,858	217	-	1,276	3,075	4,351	1,701
04/01/98	Artesia / Artesia	-	625	1,419	264	-	625	1,683	2,308	995
04/01/98	Arcadia / Lower Azusa	-	821	1,369	321	-	821	1,690	2,511	1,092
04/01/98	Manassas / Centreville	-	405	2,137	418	-	405	2,555	2,960	1,630
04/01/98	La Downtwn/10 Fwy	-	1,608	3,358	327	-	1,607	3,686	5,293	2,285
04/01/98	Bellevue / Northup	-	1,232	3,306	634	-	1,231	3,941	5,172	2,536
04/01/98	Hollywood/Cole & Wilshire	-	1,590	1,785	171	-	1,590	1,956	3,546	1,203
04/01/98	Atlanta/John Wesley	-	1,233	1,665	507	-	1,233	2,172	3,405	1,338
04/01/98	Montebello/S. Maple	-	1,274	2,299	160	-	1,273	2,460	3,733	1,516
04/01/98	Lake City/Forest Park	-	248	1,445	196	-	248	1,641	1,889	1,002
04/01/98	Baltimore / W. Patap	-	403	2,650	262	-	402	2,913	3,315	1,760
04/01/98	Fraser/Groesbeck Hwy	-	368	1,796	178	-	368	1,974	2,342	1,189
04/01/98	Vallejo / Mini Drive	-	560	1,803	144	-	560	1,947	2,507	1,182
04/01/98	San Diego/54th & Euclid	-	952	2,550	467	-	952	3,017	3,969	1,959
04/01/98	Miami / 5th Street	-	2,327	3,234	418	-	2,327	3,652	5,979	2,322
04/01/98	Silver Spring/Hill	-	922	2,080	242	-	921	2,323	3,244	1,495
04/01/98	Chicago/E. 95th St.	-	397	2,357	276	-	397	2,633	3,030	1,688
04/01/98	Chicago / S. Harlem	-	791	1,424	205	-	791	1,629	2,420	1,031
04/01/98	St. Charles /Highway	-	623	1,501	271	-	623	1,772	2,395	1,162
04/01/98	Chicago/Burr Ridge Rd.	-	421	2,165	352	-	421	2,517	2,938	1,663
04/01/98	Yonkers / Route 9a	-	1,722	3,823	558	-	1,722	4,381	6,103	2,743
04/01/98	Silverlake/Glendale	-	2,314	5,481	336	-	2,313	5,818	8,131	3,721
04/01/98	Chicago/Harlem Ave	-	1,430	3,038	414	-	1,430	3,452	4,882	2,152
04/01/98	Bethesda / Butler Rd	-	1,146	2,509	143	-	1,146	2,652	3,798	1,625
04/01/98	Dundalk / Wise Ave	-	447	2,005	255	-	447	2,260	2,707	1,404
04/01/98	St. Louis / Hwy. 141	-	659	1,628	96	-	659	1,724	2,383	1,154
04/01/98	Island Park / Austin	-	2,313	3,015	474	-	2,313	3,489	5,802	2,302
04/01/98	Dallas / Kingsly	-	1,095	1,712	239	-	1,095	1,951	3,046	1,198
05/01/98	Berkeley / 2nd St.	-	1,914	4,466	6,916	-	1,837	11,459	13,296	3,987

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/08/98	Cleveland / W. 117th	-	930	2,277	489	-	930	2,766	3,696	1,505
05/08/98	La /Venice Blvd	-	1,470	3,599	181	-	1,470	3,780	5,250	1,975
05/08/98	Aurora / Farnsworth	-	960	2,350	166	-	960	2,516	3,476	1,317
05/08/98	Santa Rosa / Hopper	-	1,020	2,497	236	-	1,020	2,733	3,753	1,450
05/08/98	Golden Valley / Winn	-	630	1,542	267	-	630	1,809	2,439	979
05/08/98	St. Louis / Benham	-	810	1,983	271	-	810	2,254	3,064	1,227
05/08/98	Chicago / S. Chicago	-	840	2,057	244	-	840	2,301	3,141	1,242
10/01/98	El Segundo / Sepulveda	-	6,586	5,795	492	-	6,585	6,288	12,873	3,296
10/01/98	Atlanta / Memorial Dr.	-	414	2,239	386	-	414	2,625	3,039	1,464
10/01/98	Chicago / W. 79th St	-	861	2,789	396	-	861	3,185	4,046	1,750
10/01/98	Chicago / N. Broadway	-	1,918	3,824	602	-	1,917	4,427	6,344	2,388
10/01/98	Dallas / Greenville	-	1,933	2,892	243	-	1,933	3,135	5,068	1,634
10/01/98	Tacoma / Orchard	-	358	1,987	271	-	358	2,258	2,616	1,197
10/01/98	St. Louis / Gravois	-	312	2,327	452	-	312	2,779	3,091	1,520
10/01/98	White Bear Lake	-	578	2,079	261	-	578	2,340	2,918	1,282
10/01/98	Santa Cruz / Soquel	-	832	2,385	174	-	832	2,559	3,391	1,351
10/01/98	Coon Rapids / Hwy 10	-	330	1,646	198	-	330	1,844	2,174	987
10/01/98	Oxnard / Hueneme Rd	-	923	3,925	264	-	923	4,189	5,112	2,226
10/01/98	Vancouver/ Millplain	-	343	2,000	158	-	342	2,159	2,501	1,134
10/01/98	Tigard / Mc Ewan	-	597	1,652	114	-	597	1,766	2,363	928
10/01/98	Griffith / Cline	-	299	2,118	186	-	299	2,304	2,603	1,197
10/01/98	Miami / Sunset Drive	-	1,656	2,321	1,784	-	2,266	3,495	5,761	1,765
10/01/98	Farmington / 9 Mile	-	580	2,526	363	-	580	2,889	3,469	1,567
10/01/98	Los Gatos / University	-	2,234	3,890	305	-	2,234	4,195	6,429	2,173
10/01/98	N. Hollywood	-	1,484	3,143	130	-	1,484	3,273	4,757	1,704
10/01/98	Petaluma / Transport	-	460	1,840	5,183	-	857	6,626	7,483	2,681
10/01/98	Chicago / 111th	-	341	2,898	2,362	-	431	5,170	5,601	2,330
10/01/98	Upper Darby / Market	-	808	5,011	499	-	808	5,510	6,318	2,853
10/01/98	San Jose / Santa	-	966	3,870	202	-	966	4,072	5,038	2,101
10/01/98	San Diego / Morena	-	3,173	5,469	321	-	3,173	5,790	8,963	3,011
10/01/98	Brooklyn /Rockaway Ave	-	6,272	9,691	6,699	-	7,337	15,325	22,662	5,827
10/01/98	Revere / Charger St	-	1,997	3,727	1,190	-	1,996	4,918	6,914	2,479
10/01/98	Las Vegas / E. Charles	-	602	2,545	357	-	602	2,902	3,504	1,595

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/01/98	Laurel / Baltimore Ave	-	1,899	4,498	276	-	1,899	4,774	6,673	2,487
10/01/98	East La/Figueroa & 4th	-	1,213	2,689	175	-	1,213	2,864	4,077	1,492
10/01/98	Oldsmar / Tampa Road	-	760	2,154	2,954	-	1,049	4,819	5,868	2,241
10/01/98	Ft. Lauderdale /S.W.	-	1,046	2,928	423	-	1,046	3,351	4,397	1,809
10/01/98	Miami / Nw 73rd St	-	1,050	3,064	240	-	1,049	3,305	4,354	1,797
12/09/98	Miami / Nw 115th Ave	-	1,095	2,349	4,987	-	1,185	7,246	8,431	2,168
01/01/99	New Orleans/St.Charles	-	1,463	2,634	(281)	-	1,039	2,777	3,816	1,559
01/06/99	Brandon / E. Brandon Blvd	-	1,560	3,695	208	-	1,560	3,903	5,463	1,792
03/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	462	-	1,688	4,401	6,089	2,342
03/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	465	-	699	2,096	2,795	1,138
03/12/99	St. Ann / Maryland Heights	-	1,035	2,414	497	-	1,035	2,911	3,946	1,523
03/12/99	Florissant / N. Hwy 67	-	971	2,265	350	-	971	2,615	3,586	1,373
03/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	629	-	1,178	3,377	4,555	1,868
03/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	695	-	1,144	3,365	4,509	1,911
03/12/99	St. Louis / Airport	-	785	1,833	338	-	785	2,171	2,956	1,171
03/12/99	St. Louis/ S.Third St	-	1,096	2,557	243	-	1,096	2,800	3,896	1,379
03/12/99	Kansas City / E. 47th St.	-	610	1,424	300	-	610	1,724	2,334	877
03/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	453	-	1,134	3,098	4,232	1,569
03/12/99	Kansas City / James A. Reed Rd	-	749	1,748	258	-	749	2,006	2,755	980
03/12/99	Independence / 291	-	871	2,032	284	-	871	2,316	3,187	1,152
03/12/99	Raytown / Woodson Rd	-	915	2,134	264	-	914	2,399	3,313	1,185
03/12/99	Kansas City / 34th Main Street	-	114	2,599	1,131	-	114	3,730	3,844	1,894
03/12/99	Columbia / River Dr	-	671	1,566	348	-	671	1,914	2,585	1,059
03/12/99	Columbia / Buckner Rd	-	714	1,665	441	-	713	2,107	2,820	1,191
03/12/99	Columbia / Decker Park Rd	-	605	1,412	176	-	605	1,588	2,193	806
03/12/99	Columbia / Rosewood Dr	-	777	1,814	217	-	777	2,031	2,808	997
03/12/99	W. Columbia / Orchard Dr.	-	272	634	265	-	272	899	1,171	524
03/12/99	W. Columbia / Airport Blvd	-	493	1,151	285	-	493	1,436	1,929	776
03/12/99	Greenville / Whitehorse Rd	-	882	2,058	289	-	882	2,347	3,229	1,197
03/12/99	Greenville / Woods Lake Rd	-	364	849	224	-	364	1,073	1,437	574
03/12/99	Mauldin / N. Main Street	-	571	1,333	319	-	571	1,652	2,223	873
03/12/99	Simpsonville / Grand View Dr	-	582	1,358	179	-	574	1,545	2,119	798
03/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	237	-	650	1,754	2,404	895

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/12/99	Charleston/Ashley Phosphate	-	839	1,950	488	-	823	2,454	3,277	1,255
03/12/99	N. Charleston / Dorchester Rd	-	380	886	259	-	379	1,146	1,525	594
03/12/99	N. Charleston / Dorchester	-	487	1,137	304	-	487	1,441	1,928	772
03/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	220	-	555	1,516	2,071	769
03/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	237	-	1,279	3,222	4,501	1,634
03/12/99	Columbia / Plumbers Rd	-	368	858	311	-	368	1,169	1,537	630
03/12/99	Greenville / Pineknoll Rd	-	927	2,163	291	-	927	2,454	3,381	1,268
03/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	73	-	826	3,182	4,008	1,648
03/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	693	-	480	1,990	2,470	1,166
03/12/99	Charleston / Ashley River Rd	-	1,114	2,581	268	-	1,108	2,855	3,963	1,484
03/12/99	Columbia / Broad River	-	1,463	3,413	475	-	1,463	3,888	5,351	2,024
03/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	298	-	736	2,016	2,752	1,023
03/12/99	Charlotte / North Tryon St.	-	708	1,653	677	-	708	2,330	3,038	1,388
03/12/99	Charlotte / South Blvd	-	641	1,496	278	-	641	1,774	2,415	951
03/12/99	Kannapolis / Oregon St	-	463	1,081	249	-	463	1,330	1,793	717
03/12/99	Durham / E. Club Blvd	-	947	2,209	231	-	947	2,440	3,387	1,267
03/12/99	Durham / N. Duke St.	-	769	1,794	210	-	769	2,004	2,773	1,035
03/12/99	Raleigh / Maitland Dr	-	679	1,585	372	-	679	1,957	2,636	1,051
03/12/99	Greensboro / O'henry Blvd	-	577	1,345	495	-	577	1,840	2,417	1,063
03/12/99	Gastonia / S. York Rd	-	467	1,089	298	-	466	1,388	1,854	756
03/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	613	-	1,102	3,185	4,287	1,758
03/12/99	Pensacola / Brent Lane	-	402	938	55	-	229	1,166	1,395	608
03/12/99	Pensacola / Creighton Road	-	454	1,060	272	-	454	1,332	1,786	773
03/12/99	Jacksonville / Park Avenue	-	905	2,113	327	-	905	2,440	3,345	1,234
03/12/99	Jacksonville / Phillips Hwy	-	665	1,545	598	-	663	2,145	2,808	1,093
03/12/99	Clearwater / Highland Ave	-	724	1,690	324	-	724	2,014	2,738	1,099
03/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	452	-	892	2,533	3,425	1,302
03/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	357	-	1,228	3,225	4,453	1,675
03/12/99	Casselberry Ii	-	1,160	2,708	338	-	1,160	3,046	4,206	1,545
03/12/99	Miami / Nw 14th Street	-	1,739	4,058	307	-	1,739	4,365	6,104	2,187
03/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	446	-	1,179	3,197	4,376	1,769
03/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(214)	-	834	1,731	2,565	975
03/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	357	-	1,037	2,777	3,814	1,441

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/12/99	Orlando / South Semoran	-	565	1,319	110	-	565	1,429	1,994	744
03/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	452	-	1,278	3,434	4,712	1,838
03/12/99	Miami / Nw 7th Ave	-	783	1,827	4,811	-	785	6,636	7,421	1,296
03/12/99	Vero Beach / Us Hwy 1	-	678	1,583	219	-	678	1,802	2,480	981
03/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	828	-	745	3,577	4,322	1,921
03/12/99	Miami Lakes / Nw 153rd St.	-	425	992	276	-	425	1,268	1,693	639
03/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	151	-	1,843	4,454	6,297	2,186
03/12/99	Apopka / S. Orange Blossom	-	307	717	357	-	307	1,074	1,381	596
03/12/99	Davie / University	-	313	4,379	718	-	313	5,097	5,410	2,586
03/12/99	Arlington / Division	-	998	2,328	271	-	997	2,600	3,597	1,250
03/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	506	-	1,477	3,953	5,430	1,954
03/12/99	Carrollton / Trinity Mills West	-	530	1,237	175	-	530	1,412	1,942	701
03/12/99	Houston / Wallisville Rd.	-	744	1,736	251	-	744	1,987	2,731	1,011
03/12/99	Houston / Fondren South	-	647	1,510	254	-	647	1,764	2,411	898
03/12/99	Houston / Addicks Satsuma	-	409	954	357	-	409	1,311	1,720	650
03/12/99	Addison / Inwood Road	-	1,204	2,808	217	-	1,203	3,026	4,229	1,459
03/12/99	Garland / Jackson Drive	-	755	1,761	175	-	755	1,936	2,691	966
03/12/99	Garland / Buckingham Road	-	492	1,149	205	-	492	1,354	1,846	704
03/12/99	Houston / South Main	-	1,461	3,409	375	-	1,461	3,784	5,245	1,882
03/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	305	-	1,516	3,845	5,361	1,923
03/12/99	Houston / Bingle Road	-	576	1,345	394	-	576	1,739	2,315	909
03/12/99	Houston / Mangum Road	-	737	1,719	445	-	737	2,164	2,901	1,149
03/12/99	Houston / Hayes Road	-	916	2,138	197	-	916	2,335	3,251	1,181
03/12/99	Katy / Dominion Drive	-	995	2,321	125	-	994	2,447	3,441	1,180
03/12/99	Houston / Fm 1960 West	-	513	1,198	364	-	513	1,562	2,075	833
03/12/99	Webster / Fm 528 Road	-	756	1,764	184	-	756	1,948	2,704	961
03/12/99	Houston / Loch Katrine Lane	-	580	1,352	282	-	579	1,635	2,214	832
03/12/99	Houston / Milwee St.	-	779	1,815	396	-	778	2,212	2,990	1,133
03/12/99	Lewisville / Highway 121	-	688	1,605	230	-	688	1,835	2,523	948
03/12/99	Richardson / Central Expressway	-	465	1,085	225	-	465	1,310	1,775	675
03/12/99	Houston / Hwy 6 South	-	569	1,328	160	-	569	1,488	2,057	751
03/12/99	Houston / Westheimer West	-	1,075	2,508	109	-	1,075	2,617	3,692	1,270
03/12/99	Ft. Worth / Granbury Road	-	763	1,781	203	-	763	1,984	2,747	960

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/12/99	Houston / New Castle	-	2,346	5,473	1,434	-	2,345	6,908	9,253	3,232
03/12/99	Dallas / Inwood Road	-	1,478	3,448	170	-	1,477	3,619	5,096	1,786
03/12/99	Fort Worth / Loop 820 North	-	729	1,702	415	-	729	2,117	2,846	1,121
03/12/99	Arlington / Cooper St	-	779	1,818	203	-	779	2,021	2,800	1,012
03/12/99	Webster / Highway 3	-	677	1,580	204	-	677	1,784	2,461	867
03/12/99	Augusta / Peach Orchard Rd	-	860	2,007	435	-	860	2,442	3,302	1,304
03/12/99	Martinez / Old Petersburg Rd	-	407	950	274	-	407	1,224	1,631	686
03/12/99	Jonesboro / Tara Blvd	-	785	1,827	460	-	784	2,288	3,072	1,214
03/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	375	-	2,171	5,441	7,612	2,719
03/12/99	Decatur / N Decatur Rd	-	933	2,177	423	-	933	2,600	3,533	1,358
03/12/99	Douglasville / Westmoreland	-	453	1,056	287	-	453	1,343	1,796	751
03/12/99	Doraville / Mcelroy Rd	-	827	1,931	349	-	827	2,280	3,107	1,214
03/12/99	Roswell / Alpharetta	-	1,772	4,135	288	-	1,772	4,423	6,195	2,220
03/12/99	Douglasville / Duralee Lane	-	533	1,244	267	-	533	1,511	2,044	788
03/12/99	Douglasville / Highway 5	-	804	1,875	740	-	804	2,615	3,419	1,437
03/12/99	Forest Park / Jonesboro	-	659	1,537	268	-	658	1,806	2,464	958
03/12/99	Marietta / Whitlock	-	1,016	2,370	254	-	1,016	2,624	3,640	1,345
03/12/99	Marietta / Cobb	-	727	1,696	531	-	727	2,227	2,954	1,310
03/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	244	-	1,142	2,914	4,056	1,486
03/12/99	Norcross / Dawson Blvd	-	1,232	2,874	621	-	1,231	3,496	4,727	1,851
03/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	548	-	889	2,624	3,513	1,483
03/12/99	Decatur / Covington	-	1,764	4,116	246	-	1,763	4,363	6,126	2,200
03/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	206	-	1,075	2,715	3,790	1,364
03/12/99	Alpharetta / N. Main St	-	1,240	2,893	192	-	1,240	3,085	4,325	1,530
03/12/99	Atlanta / Bolton Rd	-	866	2,019	253	-	865	2,273	3,138	1,165
03/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	285	-	1,075	2,793	3,868	1,396
03/12/99	Kennesaw / Rutledge Road	-	803	1,874	440	-	803	2,314	3,117	1,303
03/12/99	Lawrenceville / Buford Dr.	-	256	597	153	-	256	750	1,006	389
03/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	251	-	1,320	3,332	4,652	1,684
03/12/99	Chicago / W. Jarvis Ave	-	313	731	163	-	313	894	1,207	450
03/12/99	Chicago / N. Broadway St	-	535	1,249	357	-	535	1,606	2,141	908
03/12/99	Carol Stream / Phillips Court	-	829	1,780	193	-	782	2,020	2,802	987
03/12/99	Winfield / Roosevelt Road	-	1,109	2,587	343	-	1,108	2,931	4,039	1,518

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/12/99	Schaumburg / S. Roselle Road	-	659	1,537	246	-	659	1,783	2,442	883
03/12/99	Tinley Park / Brennan Hwy	-	771	1,799	325	-	771	2,124	2,895	1,099
03/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	584	-	1,333	3,695	5,028	1,935
03/12/99	Mobile / Hillcrest Road	-	554	1,293	236	-	554	1,529	2,083	802
03/12/99	Mobile / Azalea Road	-	517	1,206	1,223	-	517	2,429	2,946	1,048
03/12/99	Mobile / Moffat Road	-	537	1,254	330	-	537	1,584	2,121	877
03/12/99	Mobile / Grelot Road	-	804	1,877	295	-	804	2,172	2,976	1,124
03/12/99	Mobile / Government Blvd	-	407	950	323	-	407	1,273	1,680	712
03/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	591	-	1,092	3,139	4,231	1,716
03/12/99	Louisville / Breckenridge Lane	-	581	1,356	217	-	581	1,573	2,154	778
03/12/99	Louisville	-	554	1,292	226	-	554	1,518	2,072	783
03/12/99	Louisville / Poplar Level	-	463	1,080	293	-	463	1,373	1,836	718
03/12/99	Chesapeake / Western Branch	-	1,274	2,973	294	-	1,274	3,267	4,541	1,675
03/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,477	-	1,635	8,343	9,978	3,039
03/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	221	-	1,271	3,224	4,495	1,642
03/12/99	Manassas / Sudley Road	-	776	1,810	233	-	776	2,043	2,819	1,098
03/12/99	Longmont / Wedgewood Ave	-	717	1,673	154	-	717	1,827	2,544	925
03/12/99	Fort Collins / So.College Ave	-	745	1,739	319	-	745	2,058	2,803	1,065
03/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	601	-	620	2,047	2,667	1,085
03/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	303	-	1,215	3,141	4,356	1,571
03/12/99	Denver / So. Clinton St.	-	462	1,609	222	-	462	1,831	2,293	904
03/12/99	Denver / Washington St.	-	795	1,846	542	-	792	2,391	3,183	1,247
03/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	161	-	1,352	3,316	4,668	1,612
03/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	455	-	809	2,345	3,154	1,213
03/12/99	Arvada / 64th Ave	-	671	1,566	172	-	671	1,738	2,409	865
03/12/99	Golden / Simms Street	-	918	2,143	572	-	918	2,715	3,633	1,453
03/12/99	Lawrence / Haskell Ave	-	636	1,484	277	-	636	1,761	2,397	909
03/12/99	Overland Park / Hemlock St	-	1,168	2,725	262	-	1,168	2,987	4,155	1,489
03/12/99	Lenexa / Long St.	-	720	1,644	142	-	709	1,797	2,506	876
03/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	176	-	570	1,507	2,077	795
03/12/99	Mission / Foxridge Dr	-	1,657	3,864	365	-	1,656	4,230	5,886	2,086
03/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	711	-	1,357	3,879	5,236	2,117
03/12/99	Columbus / Morse Road	-	1,415	3,302	1,215	-	1,415	4,517	5,932	2,595

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

03/12/99	Milford / Branch Hill	-	527	1,229	2,565	-	527	3,794	4,321	1,615
03/12/99	Fairfield / Dixie	-	519	1,211	349	-	519	1,560	2,079	780
03/12/99	Cincinnati / Western Hills	-	758	1,769	369	-	758	2,138	2,896	1,098
03/12/99	Austin / N. Mopac Expressway	-	865	2,791	176	-	865	2,967	3,832	1,381
03/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	428	-	1,390	3,744	5,134	1,889
03/12/99	Kennedale/Bowman Sprgs	-	425	991	160	-	425	1,151	1,576	586
03/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	740	-	1,123	3,363	4,486	1,673
03/12/99	St. Louis/S. Third St	-	206	480	15	-	206	495	701	239
03/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	246	-	521	1,463	1,984	789
03/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	422	-	851	2,408	3,259	1,325
03/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	284	-	934	2,465	3,399	1,292
03/12/99	North Miami Beach / 69th St	-	1,594	3,720	512	-	1,594	4,232	5,826	2,204
03/12/99	Miami Beach / Dade Blvd	-	962	2,245	466	-	962	2,711	3,673	1,419
03/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	460	-	1,684	4,390	6,074	2,234
03/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,454	-	1,294	4,473	5,767	2,410
03/12/99	Kansas City / State Ave	-	645	1,505	355	-	645	1,860	2,505	1,008
03/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	214	-	713	1,877	2,590	985
03/12/99	Waukesha / Foster Court	-	765	1,785	328	-	765	2,113	2,878	1,038
03/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	195	-	1,034	2,807	3,841	1,561
03/12/99	St. Charles / E. Main St.	-	951	2,220	(242)	-	802	2,127	2,929	1,283
03/12/99	Chicago / West 47th St.	-	705	1,645	139	-	705	1,784	2,489	890
03/12/99	Carol Stream / S. Main Place	-	1,320	3,079	418	-	1,319	3,498	4,817	1,817
03/12/99	Carpentersville /N. Western Ave	-	911	2,120	233	-	909	2,355	3,264	1,186
03/12/99	Elgin / E. Chicago St.	-	570	2,163	133	-	570	2,296	2,866	1,124
03/12/99	Elgin / Big Timber Road	-	1,347	3,253	701	-	1,347	3,954	5,301	1,972
03/12/99	Chicago / S. Pulaski Road	-	-	2,576	377	-	-	2,953	2,953	1,209
03/12/99	Aurora / Business 30	-	900	2,097	319	-	899	2,417	3,316	1,229
03/12/99	Streamwood / Old Church Road	-	855	1,991	122	-	853	2,115	2,968	1,037
03/12/99	Mt. Prospect / Central Road	-	802	1,847	625	-	795	2,479	3,274	1,399
03/12/99	Geneva / Gary Ave	-	1,072	2,501	283	-	1,072	2,784	3,856	1,389
03/12/99	Naperville / Lasalle Ave	-	1,501	3,502	145	-	1,501	3,647	5,148	1,800
03/31/99	Forest Park	-	270	3,378	4,531	-	270	7,909	8,179	3,804
04/01/99	Fresno	-	44	206	(153)	804	193	708	901	366

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/01/99	Stockton	-	151	402	1	2,017	590	1,981	2,571	993
06/30/99	Winter Park/N. Semor	-	342	638	467	728	427	1,748	2,175	670
06/30/99	N. Richland Hills	-	455	769	399	832	569	1,886	2,455	821
06/30/99	Rolling Meadows/Lois	-	441	849	591	898	551	2,228	2,779	955
06/30/99	Gresham/Burnside	-	354	544	240	627	441	1,324	1,765	568
06/30/99	Jacksonville/University	-	211	741	343	700	263	1,732	1,995	728
06/30/99	Houston/Highway 6 So.	-	751	1,006	1,083	1,057	936	2,961	3,897	1,267
06/30/99	Concord/Arnold	-	827	1,553	609	1,874	1,031	3,832	4,863	1,708
06/30/99	Rockville/Gude Drive	-	602	768	6,387	880	751	7,886	8,637	1,842
06/30/99	Bradenton/Cortez Road	-	476	885	486	906	588	2,165	2,753	993
06/30/99	San Antonio/Nw Loop	-	511	786	382	855	638	1,896	2,534	759
06/30/99	Anaheim / La Palma	-	1,378	851	334	1,221	1,720	2,064	3,784	820
06/30/99	Spring Valley/Sweetwater	-	271	380	5,078	416	356	5,789	6,145	1,559
06/30/99	Ft. Myers/Tamiami	-	948	962	514	1,208	1,184	2,448	3,632	1,025
06/30/99	Littleton/Centennial	-	421	804	395	812	526	1,906	2,432	881
06/30/99	Newark/Cedar Blvd	-	729	971	510	1,067	910	2,367	3,277	1,135
06/30/99	Falls Church/Columbia	-	901	975	365	1,141	1,126	2,256	3,382	1,004
06/30/99	Fairfax / Lee Highway	-	586	1,078	429	1,106	732	2,467	3,199	1,137
06/30/99	Wheat Ridge / W. 44th	-	480	789	377	831	599	1,878	2,477	860
06/30/99	Huntington Bch/Gotham	-	952	890	394	1,130	1,189	2,177	3,366	979
06/30/99	Fort Worth/McCart	-	372	942	274	703	464	1,827	2,291	605
06/30/99	San Diego/Clairemont	-	1,601	2,035	573	2,034	1,999	4,244	6,243	1,917
06/30/99	Houston/Millridge N.	-	1,160	1,983	1,498	2,433	1,449	5,625	7,074	2,090
06/30/99	Woodbridge/Jefferson	-	840	1,689	400	1,446	1,048	3,327	4,375	1,159
06/30/99	Mountainside	-	1,260	1,237	2,911	1,523	1,595	5,336	6,931	1,652
06/30/99	Woodbridge / Davis	-	1,796	1,623	725	1,996	2,243	3,897	6,140	1,938
06/30/99	Huntington Beach	-	1,026	1,437	232	1,450	1,282	2,863	4,145	1,311
06/30/99	Edison / Old Post Rd	-	498	1,267	444	1,175	621	2,763	3,384	1,297
06/30/99	Northridge/Parthenia	-	1,848	1,486	322	1,839	2,308	3,187	5,495	1,414
06/30/99	Brick Township/Brick	-	590	1,431	373	1,364	736	3,022	3,758	1,311
06/30/99	Stone Mountain/Rock	-	1,233	288	530	852	1,540	1,363	2,903	532
06/30/99	Hyattsville	-	768	2,186	365	1,919	959	4,279	5,238	1,949
06/30/99	Union City / Alvarado	-	992	1,776	294	1,690	1,239	3,513	4,752	1,556

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/30/99	Oak Park / Greenfield	-	621	1,735	336	1,490	774	3,408	4,182	1,557
06/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	316	2,370	2,180	4,635	6,815	1,979
07/01/99	Pantego/W. Pioneer Pkwy	-	432	1,228	212	-	432	1,440	1,872	536
07/01/99	Nashville/Lafayette St	-	486	1,135	894	-	486	2,029	2,515	963
07/01/99	Nashville/Metroplex Dr	-	380	886	364	-	379	1,251	1,630	673
07/01/99	Madison / Myatt Dr	-	441	1,028	201	-	441	1,229	1,670	613
07/01/99	Hixson / Highway 153	-	488	1,138	433	-	487	1,572	2,059	861
07/01/99	Hixson / Gadd Rd	-	207	484	555	-	207	1,039	1,246	664
07/01/99	Red Bank / Harding Rd	-	452	1,056	379	-	452	1,435	1,887	821
07/01/99	Nashville/Welshwood Dr	-	934	2,179	377	-	934	2,556	3,490	1,339
07/01/99	Madison/Williams Ave	-	1,318	3,076	1,064	-	1,318	4,140	5,458	2,315
07/01/99	Nashville/Mcnally Dr	-	884	2,062	904	-	884	2,966	3,850	1,613
07/01/99	Hermitage/Central Ct	-	646	1,508	247	-	646	1,755	2,401	920
07/01/99	Antioch/Cane Ridge Rd	-	353	823	449	-	352	1,273	1,625	654
09/01/99	Charlotte / Ashley Road	-	664	1,551	229	-	651	1,793	2,444	917
09/01/99	Raleigh / Capital Blvd	-	927	2,166	350	-	908	2,535	3,443	1,288
09/01/99	Charlotte / South Blvd.	-	734	1,715	139	-	719	1,869	2,588	932
09/01/99	Greensboro/W.Market St.	-	603	1,409	81	-	591	1,502	2,093	768
10/08/99	Belmont / O'neill Ave	-	869	4,659	191	-	878	4,841	5,719	2,368
10/11/99	Matthews	-	937	3,165	308	1,665	1,500	4,575	6,075	1,772
11/15/99	Poplar, Memphis	-	1,631	3,093	365	2,201	2,377	4,913	7,290	1,822
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	396	-	1,878	4,724	6,602	2,288
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	54	-	1,196	3,727	4,923	1,721
12/30/99	Santa Anna	-	2,657	3,293	480	3,083	3,704	5,809	9,513	2,089
01/21/00	Hanover Park	-	262	3,104	92	-	256	3,202	3,458	1,393
01/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	302	1,237	1,301	4,146	5,447	1,620
01/31/00	Rowland Heights/Walnut	-	681	1,589	114	-	687	1,697	2,384	809
02/08/00	Lewisville / Justin Rd	-	529	2,919	2,721	1,585	1,679	6,075	7,754	2,028
02/28/00	Plano / Avenue K	-	2,064	10,407	1,914	-	1,220	13,165	14,385	7,803
04/01/00	Hyattsville/Edmonson	-	1,036	2,657	124	-	1,036	2,781	3,817	1,264
04/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	400	1,621	1,311	5,852	7,163	2,288
05/02/00	Mill Valley	-	1,412	3,294	(296)	-	1,283	3,127	4,410	1,453
05/02/00	Culver City	-	2,439	5,689	6,404	-	2,221	12,311	14,532	4,921

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/26/00	Phoenix/N. 35th Ave	-	868	2,967	111	-	867	3,079	3,946	701
06/05/00	Mount Sinai / Route 25a	-	950	3,338	340	1,923	1,599	4,952	6,551	1,829
06/15/00	Pinellas Park	-	526	2,247	295	1,100	887	3,281	4,168	1,156
06/30/00	San Antonio/Broadway St	-	1,131	4,558	1,352	-	1,130	5,911	7,041	2,438
07/13/00	Lincolnwood	-	1,598	3,727	361	-	1,613	4,073	5,686	2,022
07/17/00	La Palco/New Orleans	-	1,023	3,204	282	1,709	1,609	4,609	6,218	1,613
07/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	353	-	1,761	4,867	6,628	2,180
08/01/00	Pineville	-	2,197	3,417	395	2,262	2,965	5,306	8,271	1,957
08/23/00	Morris Plains	-	1,501	4,300	731	3,596	2,719	7,409	10,128	2,466
08/31/00	Florissant/New Halls Fry	-	800	4,225	179	-	807	4,397	5,204	1,941
08/31/00	Orange, CA	-	661	1,542	6,135	-	667	7,671	8,338	2,164
09/01/00	Bayshore, NY	-	1,277	2,980	1,860	-	1,533	4,584	6,117	2,004
09/01/00	Los Angeles, CA	-	590	1,376	618	-	708	1,876	2,584	960
09/13/00	Merrillville	-	343	2,474	218	1,449	832	3,652	4,484	1,306
09/15/00	Gardena / W. El Segundo	-	1,532	3,424	191	-	1,532	3,615	5,147	1,438
09/15/00	Chicago / Ashland Avenue	-	850	4,880	1,496	-	849	6,377	7,226	2,680
09/15/00	Oakland / Macarthur	-	678	2,751	354	-	678	3,105	3,783	1,273
09/15/00	Alexandria / Pickett Ii	-	2,743	6,198	477	-	2,743	6,675	9,418	2,668
09/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	207	-	1,062	2,783	3,845	1,114
09/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	213	-	1,079	3,126	4,205	1,254
09/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	399	-	2,423	5,345	7,768	2,115
09/15/00	Evanston / Greenbay	-	846	4,436	425	-	846	4,861	5,707	1,880
09/15/00	Los Angeles / Coliseum	-	3,109	4,013	246	-	3,108	4,260	7,368	1,648
09/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,228	-	2,899	6,685	9,584	2,629
09/15/00	Northport / Fort Salonga Road	-	2,999	5,698	764	-	2,998	6,463	9,461	2,658
09/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,329	-	3,491	7,356	10,847	2,895
09/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	360	-	937	4,559	5,496	1,752
09/15/00	Tampa/Gunn Hwy	-	1,843	4,300	189	-	1,843	4,489	6,332	1,913
09/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,159	-	2,239	12,571	14,810	6,118
09/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,521	-	628	4,903	5,531	2,002
09/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,762	-	1,711	6,916	8,627	2,754
11/15/00	Largo/Missouri	-	1,092	4,270	322	2,215	1,838	6,061	7,899	2,202
11/21/00	St. Louis/Wilson	-	1,608	3,913	1,950	-	1,627	5,844	7,471	2,339

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,605)	-	1,500	4,476	5,976	1,403
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	79	-	1,618	4,009	5,627	1,576
12/21/00	Houston/Main St	-	1,681	3,924	310	-	1,684	4,231	5,915	1,629
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	180	-	2,038	4,927	6,965	1,923
12/29/00	Chicago	-	1,946	6,002	152	-	1,949	6,151	8,100	2,472
12/30/00	Raleigh/Glenwood	-	1,545	3,628	163	-	1,560	3,776	5,336	1,633
12/30/00	Frazier	-	800	3,324	55	-	800	3,379	4,179	1,276
01/05/01	Troy/E. Big Beaver Rd	-	2,195	4,221	291	1,846	2,820	5,733	8,553	2,003
01/11/01	Ft Lauderdale	-	954	3,972	461	2,183	1,746	5,824	7,570	2,036
01/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,654	-	2,200	9,069	11,269	2,922
01/18/01	Tuscon/E. Speedway	-	735	2,895	217	1,066	1,095	3,818	4,913	1,416
01/25/01	Lombard/Finley	-	851	3,806	446	2,112	1,564	5,651	7,215	2,014
03/15/01	Los Angeles/West Pico	-	8,579	8,630	2,609	-	8,608	11,210	19,818	4,386
04/01/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,100	-	1,331	13,454	14,785	5,008
04/07/01	Farmingdale/Rte 110	-	2,364	5,807	1,915	-	1,779	8,307	10,086	2,796
04/17/01	Philadelphia/Aramingo	-	968	4,539	112	-	968	4,651	5,619	1,810
04/18/01	Largo/Walsingham Road	-	1,000	3,545	(200)	-	800	3,545	4,345	1,410
06/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,842	-	2,359	6,472	8,831	2,232
06/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,092	-	1,065	7,483	8,548	2,581
06/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	71	-	954	3,855	4,809	1,501
06/26/01	Middletown	-	1,535	4,258	494	2,258	2,295	6,250	8,545	2,055
07/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,661	-	2,730	8,637	11,367	2,926
08/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	101	-	1,051	2,553	3,604	993
09/30/01	Syosset	-	2,461	5,312	297	1,855	3,089	6,836	9,925	2,276
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,840	-	8,333	14,221	22,554	4,329
12/27/01	Howell/Hgwy 9	-	941	4,070	344	1,260	1,365	5,250	6,615	1,777
12/29/01	Catonsville/Kent	-	1,378	5,289	2,680	-	1,377	7,970	9,347	2,708
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	23	-	1,250	4,977	6,227	1,821
12/29/01	Sacremento/Roseville	-	876	5,344	1,983	-	526	7,677	8,203	2,722
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	1,366	-	7,600	9,965	17,565	3,640
01/01/02	Concord	-	650	1,332	91	-	649	1,424	2,073	479
01/01/02	Tustin	-	962	1,465	246	-	962	1,711	2,673	566
01/01/02	Pasadena/Sierra Madre	-	706	872	79	-	706	951	1,657	320

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

01/01/02	Azusa	-	933	1,659	7,606	-	932	9,266	10,198	2,416
01/01/02	Redlands	-	423	1,202	231	-	422	1,434	1,856	511
01/01/02	Airport I	-	346	861	311	-	346	1,172	1,518	401
01/01/02	Miami / Marlin Road	-	562	1,345	202	-	562	1,547	2,109	576
01/01/02	Riverside	-	95	1,106	44	-	94	1,151	1,245	384
01/01/02	Oakland / San Leandro	-	330	1,116	118	-	330	1,234	1,564	442
01/01/02	Richmond / Jacuzzi	-	419	1,224	53	-	419	1,277	1,696	425
01/01/02	Santa Clara / Laurel	-	1,178	1,789	98	-	1,179	1,886	3,065	823
01/01/02	Pembroke Park	-	475	1,259	149	-	475	1,408	1,883	518
01/01/02	Ft. Lauderdale / Sun	-	452	1,254	128	-	452	1,382	1,834	516
01/01/02	San Carlos / Shorewa	-	737	1,360	5	-	737	1,365	2,102	441
01/01/02	Ft. Lauderdale / Sun	-	532	1,444	204	-	533	1,647	2,180	592
01/01/02	Sacramento / Howe	-	361	1,181	46	-	361	1,227	1,588	394
01/01/02	Sacramento / Capitol	-	186	1,284	341	-	186	1,625	1,811	630
01/01/02	Miami / Airport	-	517	915	307	-	517	1,222	1,739	439
01/01/02	Marietta / Cobb Park	-	419	1,571	357	-	420	1,927	2,347	817
01/01/02	Sacramento / Florin	-	624	1,710	994	-	623	2,705	3,328	1,067
01/01/02	Belmont / Dairy Lane	-	915	1,252	140	-	914	1,393	2,307	538
01/01/02	So. San Francisco	-	1,018	2,464	251	-	1,018	2,715	3,733	1,046
01/01/02	Palmdale / P Street	-	218	1,287	108	-	218	1,395	1,613	501
01/01/02	Tucker / Montreal Rd	-	760	1,485	166	-	758	1,653	2,411	618
01/01/02	Pasadena / S Fair Oaks	-	1,313	1,905	128	-	1,312	2,034	3,346	736
01/01/02	Carmichael/Fair Oaks	-	584	1,431	108	-	584	1,539	2,123	524
01/01/02	Carson / Carson St	-	507	877	140	-	506	1,018	1,524	399
01/01/02	San Jose / Felipe Ave	-	517	1,482	110	-	516	1,593	2,109	612
01/01/02	Miami / 27th Ave	-	272	1,572	187	-	271	1,760	2,031	674
01/01/02	San Jose / Capitol	-	400	1,183	50	-	401	1,232	1,633	427
01/01/02	Tucker / Mountain	-	519	1,385	119	-	520	1,503	2,023	557
01/03/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	231	-	687	1,833	2,520	752
01/07/02	Bothell/ N. Bothell Way	-	1,063	4,995	169	-	1,062	5,165	6,227	1,870
01/15/02	Houston / N.Loop	-	2,045	6,178	2,090	-	2,045	8,268	10,313	2,677
01/16/02	Orlando / S. Kirkman	-	889	3,180	93	-	889	3,273	4,162	1,382
01/16/02	Austin / Us Hwy 183	-	608	3,856	142	-	608	3,998	4,606	1,625

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

01/16/02	Rochelle Park / 168	-	744	4,430	181	-	744	4,611	5,355	1,801
01/16/02	Honolulu / Waialae	-	10,631	10,783	259	-	10,629	11,044	21,673	4,440
01/16/02	Sunny Isles Bch	-	931	2,845	238	-	931	3,083	4,014	1,329
01/16/02	San Ramon / San Ramo	-	1,522	3,510	74	-	1,521	3,585	5,106	1,442
01/16/02	Austin / W. 6th St	-	2,399	4,493	413	-	2,399	4,906	7,305	2,139
01/16/02	Schaumburg / W. Wise	-	1,158	2,598	71	-	1,157	2,670	3,827	1,102
01/16/02	Laguna Hills / Moulton	-	2,319	5,200	226	-	2,318	5,427	7,745	2,221
01/16/02	Annapolis / West St	-	955	3,669	64	-	955	3,733	4,688	1,516
01/16/02	Birmingham / Commons	-	1,125	3,938	195	-	1,125	4,133	5,258	1,717
01/16/02	Crestwood / Watson Rd	-	1,232	3,093	(11)	-	1,176	3,138	4,314	1,253
01/16/02	Northglenn /Huron St	-	688	2,075	117	-	688	2,192	2,880	892
01/16/02	Skokie / Skokie Blvd	-	716	5,285	114	-	716	5,399	6,115	2,119
01/16/02	Garden City / Stewart	-	1,489	4,039	302	-	1,489	4,341	5,830	1,798
01/16/02	Millersville / Veterans	-	1,036	4,229	188	-	1,035	4,418	5,453	1,761
01/16/02	W. Babylon / Sunrise	-	1,609	3,959	138	-	1,608	4,098	5,706	1,622
01/16/02	Memphis / Summer Ave	-	1,103	2,772	110	-	1,103	2,882	3,985	1,155
01/16/02	Santa Clara/Lafayette	-	1,393	4,626	21	-	1,393	4,647	6,040	1,755
01/16/02	Naperville / Washington	-	2,712	2,225	519	-	2,712	2,744	5,456	1,101
01/16/02	Phoenix/W Union Hills	-	1,071	2,934	121	-	1,065	3,061	4,126	1,214
01/16/02	Woodlawn / Whitehead	-	2,682	3,355	83	-	2,682	3,438	6,120	1,406
01/16/02	Issaquah / Pickering	-	1,138	3,704	40	-	1,137	3,745	4,882	1,486
01/16/02	West La /W Olympic	-	6,532	5,975	169	-	6,531	6,145	12,676	2,377
01/16/02	Pasadena / E. Colorado	-	1,125	5,160	134	-	1,124	5,295	6,419	2,041
01/16/02	Memphis / Covington	-	620	3,076	188	-	620	3,264	3,884	1,275
01/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	140	-	1,622	2,032	3,654	858
01/16/02	Longwood / State Rd	-	2,123	3,083	239	-	2,123	3,322	5,445	1,465
01/16/02	Casselberry / State	-	1,628	3,308	85	-	1,628	3,393	5,021	1,344
01/16/02	Honolulu/Kahala	-	3,722	8,525	150	-	3,721	8,676	12,397	3,319
01/16/02	Waukegan / Greenbay	-	933	3,826	60	-	933	3,886	4,819	1,519
01/16/02	Southfield / Telegraph	-	2,869	5,507	169	-	2,869	5,676	8,545	2,241
01/16/02	San Mateo / S. Delaware	-	1,921	4,602	117	-	1,921	4,719	6,640	1,796
01/16/02	Scottsdale/N.Hayden	-	2,111	3,564	60	-	2,117	3,618	5,735	1,398
01/16/02	Gilbert/W Park Ave	-	497	3,534	40	-	497	3,574	4,071	1,373

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

01/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(334)	-	2,148	4,317	6,465	1,678
01/16/02	Indianapolis / W.86th	-	812	2,421	261	-	812	2,682	3,494	1,037
01/16/02	Indianapolis / Madison	-	716	2,655	566	-	716	3,221	3,937	1,089
01/16/02	Indianapolis / Rockville	-	704	2,704	953	-	704	3,657	4,361	1,157
01/16/02	Santa Cruz / River	-	2,148	6,584	130	-	2,147	6,715	8,862	2,486
01/16/02	Novato / Rush Landing	-	1,858	2,574	59	-	1,858	2,633	4,491	1,027
01/16/02	Martinez / Arnold Dr	-	847	5,422	33	-	847	5,455	6,302	1,988
01/16/02	Charlotte/Cambridge	-	836	3,908	43	-	836	3,951	4,787	1,537
01/16/02	Rancho Cucamonga	-	579	3,222	3,624	-	1,130	6,295	7,425	1,912
01/16/02	Renton / Kent	-	768	4,078	87	-	768	4,165	4,933	1,617
01/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	86	-	2,413	5,005	7,418	1,882
02/02/02	Nashua / Southwood Dr	-	2,493	4,326	263	-	2,493	4,589	7,082	1,649
02/15/02	Houston/Fm 1960 East	-	859	2,004	116	-	859	2,120	2,979	798
03/07/02	Baltimore / Russell Street	-	1,763	5,821	221	-	1,763	6,042	7,805	2,159
03/11/02	Weymouth / Main St	-	1,440	4,433	212	-	1,439	4,646	6,085	1,670
03/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	558	3,253	2,358	6,818	9,176	2,140
04/17/02	La Mirada/Alondra	-	1,749	5,044	360	2,443	2,575	7,021	9,596	2,240
05/01/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,396	-	631	8,734	9,365	2,912
05/02/02	Parkville/E.Joppa	-	898	4,306	145	-	898	4,451	5,349	1,557
06/17/02	Waltham / Lexington St	-	3,183	5,733	318	-	3,203	6,031	9,234	2,081
06/30/02	Nashville / Charlotte	-	876	2,004	136	-	876	2,140	3,016	799
07/02/02	Mt Juliet / Lebonan Rd	-	516	1,203	224	-	516	1,427	1,943	544
07/14/02	Yorktown / George Washington	-	707	1,684	136	-	707	1,820	2,527	681
07/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	179	-	2,113	3,735	5,848	1,290
08/01/02	Bricktown/Route 70	-	1,292	3,690	192	-	1,292	3,882	5,174	1,326
08/01/02	Danvers / Newbury St.	-	1,311	4,140	662	-	1,326	4,787	6,113	1,585
08/15/02	Montclair / Holt Blvd.	-	889	2,074	512	-	889	2,586	3,475	959
08/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	400	-	3,692	7,391	11,083	2,507
09/13/02	Lacey / Martin Way	-	1,379	3,217	137	-	1,379	3,354	4,733	973
09/13/02	Lakewood / Bridgeport	-	1,286	3,000	135	-	1,286	3,135	4,421	943
09/13/02	Kent / Pacific Highway	-	1,839	4,291	228	-	1,839	4,519	6,358	1,363
11/04/02	Scotch Plains /Route 22	-	2,124	5,072	132	-	2,126	5,202	7,328	1,762
12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,596	-	2,508	6,604	9,112	2,003

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

02/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	12	-	2,253	4,230	6,483	1,354
02/13/03	Malden / Eastern Ave	-	3,212	2,739	130	-	3,212	2,869	6,081	927
02/24/03	Miami / SW 137th Ave	-	1,600	4,684	(245)	-	1,600	4,439	6,039	1,423
03/03/03	Chantilly / Dulles South Court	-	2,190	4,314	159	-	2,190	4,473	6,663	1,388
03/06/03	Medford / Mystic Ave	-	3,886	4,982	28	-	3,885	5,011	8,896	1,569
05/27/03	Castro Valley / Grove Way	-	2,247	5,881	979	-	2,307	6,800	9,107	2,142
08/02/03	Sacramento / E.Stockton Blvd	-	554	4,175	87	-	554	4,262	4,816	1,327
08/13/03	Timonium / W. Padonia Road	-	1,932	3,681	47	-	1,932	3,728	5,660	1,138
08/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,400	-	1,698	6,286	7,984	1,592
09/09/03	Westwood / East St	-	3,267	5,013	373	-	3,288	5,365	8,653	1,636
10/21/03	San Diego / Miramar Road	-	2,244	6,653	672	-	2,243	7,326	9,569	2,165
11/03/03	El Sobrante/San Pablo	-	1,255	4,990	1,325	-	1,257	6,313	7,570	2,107
11/06/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	551	-	4,430	5,388	9,818	1,588
12/23/03	Boston / Southampton Street	-	5,334	7,511	832	-	5,345	8,332	13,677	2,381
01/09/04	Farmingville / Horseblock Road	-	1,919	4,420	(65)	-	1,918	4,356	6,274	1,239
02/27/04	Salem / Goodhue St.	-	1,544	6,160	102	-	1,544	6,262	7,806	1,740
03/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(264)	-	6,085	7,291	13,376	2,008
06/30/04	Marlton / Route 73	-	1,103	5,195	(13)	-	1,103	5,182	6,285	1,219
07/01/04	Long Island City/Northern Blvd.	-	4,876	7,610	(139)	-	4,876	7,471	12,347	2,017
07/09/04	West Valley Cty/Redwood	-	876	2,067	569	-	883	2,629	3,512	872
07/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	196	-	1,692	4,107	5,799	1,077
07/15/04	Harwood/Ronald	-	1,619	3,778	216	-	1,619	3,994	5,613	1,164
09/24/04	E. Hanover/State Rt	-	3,895	4,943	234	-	3,895	5,177	9,072	1,315
10/14/04	Apple Valley/148th St	555	591	1,375	208	-	592	1,582	2,174	462
10/14/04	Blaine / Hwy 65 NE	889	789	1,833	842	-	713	2,751	3,464	727
10/14/04	Brooklyn Park / Lakeland Ave	-	1,411	3,278	281	-	1,413	3,557	4,970	999
10/14/04	Brooklyn Park / Xylon Ave	1,053	1,120	2,601	384	-	1,121	2,984	4,105	968
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	562	615	1,431	144	-	616	1,574	2,190	425
10/14/04	Maple Grove / Zachary Lane	1,163	1,337	3,105	92	-	1,338	3,196	4,534	825
10/14/04	Minneapolis / Hiawatha Ave	1,321	1,480	3,437	233	-	1,481	3,669	5,150	1,014
10/14/04	New Hope / 36th Ave	1,374	1,332	3,094	930	-	1,333	4,023	5,356	1,027
10/14/04	Rosemount / Chippendale Ave	769	864	2,008	127	-	865	2,134	2,999	574
10/14/04	St Cloud/Franklin	516	575	1,338	98	-	576	1,435	2,011	370

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

10/14/04	Savage / W 128th St	1,345	1,522	3,535	184	-	1,523	3,718	5,241	988
10/14/04	Spring Lake Park/Hwy 65 NE	1,429	1,534	3,562	474	-	1,535	4,035	5,570	1,183
10/14/04	St Paul / Terrace Court	997	1,122	2,606	158	-	1,123	2,763	3,886	768
10/14/04	St Paul / Eaton St	-	1,161	2,698	176	-	1,163	2,872	4,035	795
10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	286	-	1,206	3,103	4,309	915
10/14/04	West St Paul / Marie Ave	-	1,447	3,361	1,369	-	1,449	4,728	6,177	1,420
10/14/04	Stillwater / Memorial Ave	1,464	1,669	3,876	161	-	1,671	4,035	5,706	1,064
10/14/04	St Paul-VadnaisHts/Birch Lake Rd	867	928	2,157	293	-	929	2,449	3,378	714
10/14/04	Woodbury / Hudson Road	-	1,863	4,327	296	-	1,865	4,621	6,486	1,205
10/14/04	Brown Deer / N Green Bay Rd	943	1,059	2,461	155	-	1,060	2,615	3,675	727
10/14/04	Germantown / Spaten Court	535	607	1,411	67	-	608	1,477	2,085	394
10/14/04	Milwaukee/ N 77th St	1,120	1,241	2,882	241	-	1,242	3,122	4,364	856
10/14/04	Milwaukee/ S 13th St	1,317	1,484	3,446	202	-	1,485	3,647	5,132	970
10/14/04	Oak Creek / S 27th St	678	751	1,746	145	-	752	1,890	2,642	519
10/14/04	Waukesha / Arcadian Ave	1,498	1,665	3,868	304	-	1,667	4,170	5,837	1,184
10/14/04	West Allis / W Lincoln Ave	1,241	1,390	3,227	219	-	1,391	3,445	4,836	931
10/14/04	Garland / O'Banion Rd	-	606	1,414	147	-	608	1,559	2,167	466
10/14/04	Grand Prairie/ Hwy360	-	942	2,198	140	-	944	2,336	3,280	659
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	387	-	1,525	3,942	5,467	1,225
10/14/04	Lancaster/ W Pleasant	-	993	2,317	141	-	995	2,456	3,451	680
10/14/04	Mesquite / Oates Dr	-	937	2,186	142	-	939	2,326	3,265	657
10/14/04	Dallas / E NW Hwy	-	942	2,198	136	-	944	2,332	3,276	657
11/24/04	Pompano Beach/E. Sample	4,175	1,608	3,754	182	-	1,621	3,923	5,544	1,042
11/24/04	Davie / SW 41st St.	5,383	2,467	5,758	200	-	2,466	5,959	8,425	1,607
11/24/04	North Bay Village/Kennedy	5,575	3,275	7,644	237	-	3,274	7,882	11,156	2,050
11/24/04	Miami / Biscayne Blvd	5,538	3,538	8,258	165	-	3,537	8,424	11,961	2,213
11/24/04	Miami Gardens/NW 57th St	5,686	2,706	6,316	175	-	2,706	6,491	9,197	1,676
11/24/04	Tamarac/ N University Dr	5,697	2,580	6,022	131	-	2,580	6,153	8,733	1,606
11/24/04	Miami / SW 31st Ave	11,959	11,574	27,009	277	-	11,571	27,289	38,860	6,848
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	458	-	2,224	5,650	7,874	1,727
11/24/04	Miami / SW 42nd St	-	2,955	6,897	517	-	2,958	7,411	10,369	2,257
11/24/04	Miami / SW 40th St	-	2,933	6,844	564	-	2,932	7,409	10,341	2,262
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,185	-	2,861	9,861	12,722	2,260

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

01/19/05	Cheektowaga / William St	-	965	2,262	56	-	964	2,319	3,283	715
01/19/05	Amherst / Millersport Hwy	-	1,431	3,350	71	-	1,431	3,421	4,852	1,040
01/19/05	Lancaster / Walden Ave	-	528	1,244	94	-	528	1,338	1,866	411
01/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	61	-	1,205	2,884	4,089	871
01/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	60	-	1,130	2,709	3,839	825
01/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	132	-	1,850	4,462	6,312	1,404
02/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	12	-	887	3,877	4,764	924
04/26/05	Hoboken / 8th St	-	3,963	9,290	384	-	3,962	9,675	13,637	2,877
05/03/05	Bayville / 939 Route 9	-	1,928	4,519	98	-	1,928	4,617	6,545	1,356
05/03/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	121	-	3,521	8,361	11,882	2,415
05/03/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	69	-	1,554	3,717	5,271	1,096
05/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	196	-	2,263	4,736	6,999	1,087
05/19/05	Libertyville / Kelley Crt	-	2,042	4,783	86	-	2,042	4,869	6,911	1,425
05/19/05	Joliet / Essington	-	1,434	3,367	112	-	1,434	3,479	4,913	1,038
06/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	56	-	1,864	4,419	6,283	1,279
06/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	72	-	1,293	3,105	4,398	902
07/07/05	Lithonia / Minola Dr	-	1,273	2,985	99	-	1,272	3,085	4,357	903
07/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	807	-	1,264	3,783	5,047	1,030
07/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	933	-	2,913	7,763	10,676	2,116
08/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	157	-	1,914	4,654	6,568	1,361
09/08/05	Brandon / Providence Rd	-	2,592	6,067	116	-	2,592	6,183	8,775	1,717
09/15/05	Woodstock / Hwy 92	-	1,251	2,935	70	-	1,250	3,006	4,256	850
09/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(200)	-	1,153	3,408	4,561	935
10/05/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	181	-	2,552	6,162	8,714	1,699
10/05/05	Bronx / Brush Ave	-	4,517	10,581	103	-	4,516	10,685	15,201	2,910
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	15	-	213	3,476	3,689	670
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	174	-	3,364	8,049	11,413	2,191
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	144	-	3,034	7,237	10,271	1,943
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	179	-	3,598	8,610	12,208	2,334
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	101	-	3,601	8,550	12,151	2,301
10/21/05	Norristown / W.Main St	-	1,465	4,818	272	-	1,465	5,090	6,555	1,068
11/02/05	Miller Place / Route 25A	-	2,757	6,459	148	-	2,757	6,607	9,364	3,094
11/18/05	Miami / Biscayne Blvd	-	7,434	17,268	203	-	7,433	17,472	24,905	4,599

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

12/01/05	Manchester / Taylor St	-	1,305	3,029	182	-	1,305	3,211	4,516	913
12/07/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	118	-	1,986	4,753	6,739	1,265
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	357	-	1,184	4,922	6,106	1,031
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	80	-	4,719	11,092	15,811	2,919
12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	67	-	3,409	5,561	8,970	1,253
01/01/06	Costa Mesa / Placentia-A	-	275	754	95	-	275	849	1,124	155
01/01/06	Van Nuys / Sepulveda-A	-	497	886	81	-	497	967	1,464	211
01/01/06	Pico Rivera / Beverly	-	303	865	39	-	303	904	1,207	145
01/01/06	San Dimas	-	222	1,505	101	-	222	1,606	1,828	385
01/01/06	Long Beach / Cherry Ave	-	801	1,723	2,845	-	801	4,568	5,369	319
01/01/06	E.LA / Valley Blvd	-	670	1,845	61	-	685	1,891	2,576	486
01/01/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	135	-	1,240	1,966	3,206	1,189
01/01/06	N. Pasadena / Lincoln Ave	-	357	535	46	-	357	581	938	127
01/01/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	50	-	146	823	969	182
01/01/06	Fremont / Enterprise	-	122	727	168	-	122	895	1,017	196
01/01/06	Milpitas/Montague I &Watson Ct	-	212	607	129	-	212	736	948	144
01/01/06	Wilmington	-	890	1,345	107	-	890	1,452	2,342	285
01/01/06	Sun Valley / Glenoaks	-	359	616	47	-	359	663	1,022	125
01/01/06	Corona	-	169	722	51	-	169	773	942	100
01/01/06	Norco	-	106	410	52	-	106	462	568	51
01/01/06	N. Hollywood / Vanowen	-	343	567	53	-	343	620	963	133
01/05/06	Norfolk/Widgeon Rd.	-	1,328	3,125	78	-	1,328	3,203	4,531	817
01/11/06	Goleta/Hollister&Stork	4,043	2,873	6,788	142	-	2,873	6,930	9,803	1,791
02/15/06	RockvilleCtr/Sunrs	-	1,813	4,264	1,478	-	1,813	5,742	7,555	1,463
03/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	143	-	1,953	4,712	6,665	1,212
03/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	121	-	3,008	7,139	10,147	1,789
03/30/06	Miami/SW 24th Ave.	-	4,272	9,969	166	-	4,272	10,135	14,407	2,491
03/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	44	-	2,492	7,171	9,663	1,363
05/01/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	134	-	1,572	3,806	5,378	932
05/01/06	Jupiter/5100 Military Trail	-	4,397	10,266	117	-	4,397	10,383	14,780	2,514
05/01/06	Neptune/Neptune Blvd.	-	3,240	7,564	126	-	3,240	7,690	10,930	1,880
05/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	61	-	2,483	5,860	8,343	1,414
05/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	144	-	9,329	20,544	29,873	3,756

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/06/06	Tampa/30th St	-	2,283	5,337	106	-	2,283	5,443	7,726	1,327
06/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	106	-	1,786	4,279	6,065	1,024
07/01/06	Brooklyn/Knapp St	-	6,701	5,088	(128)	-	6,701	4,960	11,661	902
08/22/06	Scottsdale North	-	5,037	14,000	286	-	5,036	14,287	19,323	2,678
08/22/06	Dobson Ranch	-	1,896	5,065	129	-	1,896	5,194	7,090	982
08/22/06	Scottsdale Air Park	-	1,560	7,060	66	-	1,560	7,126	8,686	1,302
08/22/06	Shea	-	2,271	6,402	68	-	2,270	6,471	8,741	1,191
08/22/06	Collonade Mall	-	-	3,569	63	-	-	3,632	3,632	677
08/22/06	Union Hills	-	2,618	5,357	89	-	2,617	5,447	8,064	1,008
08/22/06	Speedway	-	1,921	6,105	209	-	1,920	6,315	8,235	1,197
08/22/06	Mill Avenue	-	621	2,447	105	-	621	2,552	3,173	500
08/22/06	Cooper Road	-	2,378	3,970	96	-	2,377	4,067	6,444	770
08/22/06	Desert Sky	-	1,603	4,667	125	-	1,603	4,792	6,395	888
08/22/06	Tanque Verde Road	-	1,636	3,714	63	-	1,636	3,777	5,413	695
08/22/06	Oro Valley	-	1,729	6,158	82	-	1,728	6,241	7,969	1,149
08/22/06	Sunnyvale	-	5,647	16,555	261	-	5,646	16,817	22,463	3,065
08/22/06	El Cerito	-	2,002	8,710	126	-	2,001	8,837	10,838	1,638
08/22/06	Westwood	-	7,826	13,848	563	-	7,824	14,413	22,237	2,648
08/22/06	El Cajon	-	7,490	13,341	1,173	-	7,488	14,516	22,004	2,909
08/22/06	Santa Ana	-	12,432	10,961	721	-	12,429	11,685	24,114	2,367
08/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	181	-	3,688	14,737	18,425	2,722
08/22/06	Solana Beach	-	-	11,163	257	-	-	11,420	11,420	2,166
08/22/06	Huntington Beach	-	3,914	11,064	131	-	3,913	11,196	15,109	2,061
08/22/06	Ontario	-	2,904	5,762	208	-	2,904	5,970	8,874	1,178
08/22/06	Orange	-	2,421	9,184	115	-	2,421	9,299	11,720	1,717
08/22/06	Daly City	-	4,034	13,280	917	-	4,033	14,198	18,231	2,723
08/22/06	Castro Valley	-	3,682	5,986	197	-	3,681	6,184	9,865	1,137
08/22/06	Newark	-	3,550	6,512	53	-	3,550	6,565	10,115	1,206
08/22/06	Sacramento	-	1,864	4,399	100	-	1,864	4,499	6,363	826
08/22/06	San Leandro	-	2,979	4,776	80	-	2,979	4,856	7,835	904
08/22/06	San Lorenzo	-	1,842	4,387	122	-	1,841	4,510	6,351	850
08/22/06	Tracy	-	959	3,791	115	-	959	3,906	4,865	725
08/22/06	Aliso Viejo	-	6,640	11,486	129	-	6,639	11,616	18,255	2,128

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Alicia Parkway	-	5,669	12,680	471	-	5,668	13,152	18,820	2,565
08/22/06	Capitol Expressway	-	-	3,970	87	-	-	4,057	4,057	742
08/22/06	Vista Park	-	-	-	97	-	-	97	97	46
08/22/06	Oakley	-	2,419	5,452	171	-	2,418	5,624	8,042	1,068
08/22/06	Livermore	-	2,972	6,816	62	-	2,971	6,879	9,850	1,267
08/22/06	Sand City	-	2,563	8,291	58	-	2,563	8,349	10,912	1,528
08/22/06	Tracy II	-	1,762	4,487	87	-	1,762	4,574	6,336	864
08/22/06	SF-Evans	-	3,966	7,487	455	-	3,965	7,943	11,908	1,586
08/22/06	Natomas	-	1,302	5,063	110	-	1,302	5,173	6,475	961
08/22/06	Golden / 6th & Simms	-	853	2,817	113	-	853	2,930	3,783	566
08/22/06	Littleton / Hampden - South	-	1,040	2,261	48	-	1,040	2,309	3,349	430
08/22/06	Margate	-	3,482	5,742	211	-	3,482	5,953	9,435	1,140
08/22/06	Delray Beach	-	3,546	7,076	168	-	3,546	7,244	10,790	1,336
08/22/06	Lauderhill	-	2,807	6,668	138	-	2,807	6,806	9,613	1,282
08/22/06	Roswell	-	908	3,308	170	-	908	3,478	4,386	695
08/22/06	Morgan Falls	-	3,229	7,844	105	-	3,228	7,950	11,178	1,462
08/22/06	Norcross	-	724	2,197	119	-	724	2,316	3,040	464
08/22/06	Stone Mountain	-	500	2,055	106	-	500	2,161	2,661	426
08/22/06	Tucker	-	731	2,664	138	-	731	2,802	3,533	531
08/22/06	Forest Park	-	502	1,731	107	-	502	1,838	2,340	376
08/22/06	Clairmont Road	-	804	2,345	78	-	804	2,423	3,227	468
08/22/06	Gwinnett Place	-	1,728	3,982	77	-	1,728	4,059	5,787	752
08/22/06	Perimeter Center	-	3,414	8,283	109	-	3,413	8,393	11,806	1,540
08/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	139	-	2,442	6,822	9,264	1,258
08/22/06	Satellite Blvd	-	1,940	3,907	132	-	1,940	4,039	5,979	756
08/22/06	Hillside	-	1,949	3,611	157	-	1,949	3,768	5,717	731
08/22/06	Orland Park	-	2,977	5,443	153	-	2,976	5,597	8,573	1,080
08/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	98	-	1,342	2,231	3,573	421
08/22/06	Wheaton	-	1,531	5,584	142	-	1,531	5,726	7,257	1,051
08/22/06	Lincolnwood / Touhy	-	700	3,307	74	-	700	3,381	4,081	632
08/22/06	Niles	-	826	1,473	104	-	826	1,577	2,403	306
08/22/06	Berwyn	-	728	5,310	184	-	728	5,494	6,222	1,049
08/22/06	Chicago Hts / N Western	-	1,367	3,359	107	-	1,367	3,466	4,833	666

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	River West	-	296	2,443	160	-	296	2,603	2,899	509
08/22/06	Fullerton	-	1,369	6,500	358	-	1,369	6,858	8,227	1,349
08/22/06	Glenview West	-	1,283	2,621	105	-	1,282	2,727	4,009	534
08/22/06	Glendale / Keystone Ave.	-	1,733	3,958	112	-	1,733	4,070	5,803	772
08/22/06	College Park / W. 86th St.	-	1,381	2,669	56	-	1,381	2,725	4,106	520
08/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	117	-	2,580	5,142	7,722	967
08/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	99	-	1,263	4,323	5,586	800
08/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	275	-	2,105	3,905	6,010	760
08/22/06	Castleton / Corporate Dr.	-	914	2,465	115	-	914	2,580	3,494	511
08/22/06	Geist / Fitness Lane	-	2,133	3,718	81	-	2,133	3,799	5,932	715
08/22/06	Indianapolis / E. 6nd St.	-	444	2,141	65	-	444	2,206	2,650	418
08/22/06	Suitland	-	2,337	5,799	171	-	2,336	5,971	8,307	1,137
08/22/06	Gaithersburg	-	4,239	8,516	234	-	4,238	8,751	12,989	1,650
08/22/06	Germantown	-	2,057	4,510	212	-	2,057	4,722	6,779	894
08/22/06	Briggs Chaney	-	2,073	2,802	29	-	2,024	2,880	4,904	541
08/22/06	Oxon Hill	-	1,557	3,971	106	-	1,556	4,078	5,634	763
08/22/06	Frederick / Thomas Johnson	-	1,811	2,695	181	-	1,811	2,876	4,687	583
08/22/06	Clinton	-	2,728	5,363	87	-	2,728	5,450	8,178	1,026
08/22/06	Reisterstown	-	833	2,035	93	-	833	2,128	2,961	419
08/22/06	Plymouth	-	2,018	4,415	112	-	2,017	4,528	6,545	859
08/22/06	Madison Heights	-	2,354	4,391	162	-	2,354	4,553	6,907	904
08/22/06	Ann Arbor	-	1,921	4,068	91	-	1,920	4,160	6,080	776
08/22/06	Canton	-	710	4,287	159	-	710	4,446	5,156	843
08/22/06	Fraser	-	2,026	5,393	133	-	2,025	5,527	7,552	1,044
08/22/06	Livonia	-	1,849	3,860	106	-	1,848	3,967	5,815	737
08/22/06	Sterling Heights	-	2,996	5,358	147	-	2,995	5,506	8,501	1,038
08/22/06	Warren	-	3,345	7,004	103	-	3,344	7,108	10,452	1,293
08/22/06	Rochester	-	1,876	3,032	154	-	1,876	3,186	5,062	615
08/22/06	Taylor	-	1,635	4,808	125	-	1,634	4,934	6,568	932
08/22/06	Jackson	-	442	1,756	137	-	442	1,893	2,335	381
08/22/06	Troy	-	1,237	2,093	46	-	1,237	2,139	3,376	406
08/22/06	Rochester Hills	-	1,780	4,559	44	-	1,780	4,603	6,383	852
08/22/06	Auburn Hills	-	1,888	3,017	105	-	1,887	3,123	5,010	600

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Flint South	-	543	3,068	84	-	542	3,153	3,695	601
08/22/06	Troy - Maple	-	2,570	5,775	75	-	2,570	5,850	8,420	1,076
08/22/06	Matawan	-	4,282	7,813	426	-	4,282	8,239	12,521	1,585
08/22/06	Marlboro	-	2,214	5,868	158	-	2,214	6,026	8,240	1,133
08/22/06	Voorhees	-	2,705	5,486	83	-	2,705	5,569	8,274	1,020
08/22/06	Dover/Rockaway	-	3,395	5,327	94	-	3,394	5,422	8,816	1,000
08/22/06	Marlton	-	1,635	2,273	88	-	1,635	2,361	3,996	453
08/22/06	West Paterson	-	701	5,689	275	-	701	5,964	6,665	1,128
08/22/06	Yonkers	-	4,473	9,925	3,041	-	4,473	12,966	17,439	2,265
08/22/06	Van Dam Street	-	3,527	6,935	2,826	-	3,527	9,761	13,288	2,419
08/22/06	Northern Blvd	-	5,373	9,970	2,747	-	5,372	12,718	18,090	3,207
08/22/06	Gold Street	-	6,747	16,544	3,562	-	6,746	20,107	26,853	4,619
08/22/06	Utica Avenue	-	7,746	13,063	1,581	-	7,744	14,646	22,390	3,036
08/22/06	Melville	-	4,659	6,572	744	-	4,658	7,317	11,975	1,326
08/22/06	Westgate	-	697	1,211	127	-	697	1,338	2,035	281
08/22/06	Capital Boulevard	-	757	1,681	97	-	757	1,778	2,535	356
08/22/06	Cary	-	1,145	5,104	163	-	1,145	5,267	6,412	1,013
08/22/06	Garner	-	529	1,211	73	-	529	1,284	1,813	262
08/22/06	Morrisville	-	703	1,880	118	-	703	1,998	2,701	404
08/22/06	Atlantic Avenue	-	1,693	6,293	163	-	1,692	6,457	8,149	1,185
08/22/06	Friendly Avenue	-	1,169	3,043	162	-	1,169	3,205	4,374	607
08/22/06	Glenwood Avenue	-	1,689	4,948	169	-	1,689	5,117	6,806	957
08/22/06	Poole Road	-	1,271	2,919	120	-	1,271	3,039	4,310	572
08/22/06	South Raleigh	-	800	2,219	105	-	800	2,324	3,124	440
08/22/06	Wendover	-	2,891	7,656	224	-	2,891	7,880	10,771	1,478
08/22/06	Beaverton / Hwy 217	-	2,130	3,908	109	-	2,130	4,017	6,147	758
08/22/06	Gresham / Hogan Rd	-	1,957	4,438	153	-	1,957	4,591	6,548	881
08/22/06	Hillsboro / TV Hwy	-	3,095	8,504	102	-	3,095	8,606	11,701	1,574
08/22/06	Westchester	-	-	5,735	273	-	-	6,008	6,008	1,120
08/22/06	Airport	-	4,597	8,728	264	-	4,596	8,993	13,589	1,700
08/22/06	Oxford Valley	-	2,430	5,365	120	-	2,430	5,485	7,915	1,024
08/22/06	Valley Forge	-	-	-	71	-	-	71	71	38
08/22/06	Jenkintown	-	-	-	55	-	-	55	55	17

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Burke	-	2,522	4,019	60	-	2,521	4,080	6,601	750
08/22/06	Midlothian Turnpike	-	1,978	3,244	104	-	1,978	3,348	5,326	636
08/22/06	South Military Highway	-	1,611	2,903	80	-	1,610	2,984	4,594	554
08/22/06	Newport News North	-	2,073	4,067	93	-	2,072	4,161	6,233	776
08/22/06	Virginia Beach Blvd.	-	2,743	4,786	130	-	2,743	4,916	7,659	931
08/22/06	Bayside	-	1,570	2,708	58	-	1,570	2,766	4,336	515
08/22/06	Chesapeake	-	1,507	4,296	85	-	1,506	4,382	5,888	809
08/22/06	Leesburg	-	1,935	2,485	69	-	1,935	2,554	4,489	479
08/22/06	Dale City	-	1,885	3,335	114	-	1,885	3,449	5,334	672
08/22/06	Gainesville	-	1,377	2,046	120	-	1,377	2,166	3,543	417
08/22/06	Charlottesville	-	1,481	2,397	88	-	1,481	2,485	3,966	478
08/22/06	Laskin Road	-	1,448	2,634	78	-	1,447	2,713	4,160	513
08/22/06	Holland Road	-	1,565	2,227	1,217	-	1,565	3,444	5,009	469
08/22/06	Princess Anne Road	-	1,479	2,766	60	-	1,478	2,827	4,305	527
08/22/06	Cedar Road	-	1,138	2,083	81	-	1,138	2,164	3,302	413
08/22/06	Crater Road	-	1,497	2,266	132	-	1,497	2,398	3,895	472
08/22/06	Temple	-	993	2,231	170	-	993	2,401	3,394	458
08/22/06	Jefferson Davis Hwy	-	954	2,156	69	-	954	2,225	3,179	416
08/22/06	McLean	-	-	8,815	131	-	-	8,946	8,946	4,496
08/22/06	Burke Centre	-	4,756	8,705	128	-	4,756	8,833	13,589	1,605
08/22/06	Fordson	-	3,063	5,235	126	-	3,063	5,361	8,424	984
08/22/06	Fullerton	-	4,199	8,867	235	-	4,199	9,102	13,301	1,699
08/22/06	Telegraph	-	2,183	4,467	151	-	2,183	4,618	6,801	857
08/22/06	Mt Vernon	-	4,876	11,544	282	-	4,875	11,827	16,702	2,156
08/22/06	Bellingham	-	2,160	4,340	163	-	2,160	4,503	6,663	837
08/22/06	Everett Central	-	2,137	4,342	101	-	2,136	4,444	6,580	821
08/22/06	Tacoma / Highland Hills	-	2,647	5,533	219	-	2,647	5,752	8,399	1,096
08/22/06	Edmonds	-	5,883	10,514	293	-	5,882	10,808	16,690	2,002
08/22/06	Kirkland 124th	-	2,827	5,031	195	-	2,826	5,227	8,053	1,024
08/22/06	Woodinville	-	2,603	5,723	143	-	2,603	5,866	8,469	1,090
08/22/06	Burien / Des Moines	-	3,063	5,952	256	-	3,062	6,209	9,271	1,181
08/22/06	SeaTac	-	2,439	4,623	470	-	2,439	5,093	7,532	1,099
08/22/06	Southcenter	-	2,054	3,665	161	-	2,053	3,827	5,880	750

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Puyallup / Canyon Rd	-	1,123	1,940	80	-	1,123	2,020	3,143	381
08/22/06	Puyallup / South Hill	-	1,567	2,610	169	-	1,567	2,779	4,346	548
08/22/06	Queen Anne/Magnolia	-	3,191	11,723	164	-	3,190	11,888	15,078	2,197
08/22/06	Kennydale	-	3,424	7,799	147	-	3,424	7,946	11,370	1,484
08/22/06	Bellefield	-	3,019	5,541	321	-	3,018	5,863	8,881	1,101
08/22/06	Factoria Square	-	3,431	8,891	133	-	3,431	9,024	12,455	1,668
08/22/06	Auburn / 16th Ave	-	2,491	4,716	132	-	2,491	4,848	7,339	921
08/22/06	East Bremerton	-	1,945	5,203	103	-	1,944	5,307	7,251	997
08/22/06	Port Orchard	-	1,144	2,885	145	-	1,143	3,031	4,174	573
08/22/06	West Seattle	-	3,573	8,711	59	-	3,572	8,771	12,343	1,612
08/22/06	Vancouver / Salmon Creek	-	2,667	5,597	102	-	2,666	5,700	8,366	1,071
08/22/06	West Bremerton	-	1,778	3,067	82	-	1,777	3,150	4,927	586
08/22/06	Kent / 132nd	-	1,806	3,880	92	-	1,805	3,973	5,778	740
08/22/06	Lacey / Martin Way	-	1,211	2,162	70	-	1,211	2,232	3,443	421
08/22/06	Lynwood / Hwy 9	-	2,172	3,518	128	-	2,171	3,647	5,818	697
08/22/06	W Olympia / Black Lake Blvd	-	1,295	2,300	38	-	1,295	2,338	3,633	440
08/22/06	Parkland / A St	-	1,855	3,819	177	-	1,854	3,997	5,851	765
08/22/06	Lake Union	-	11,602	32,019	2,586	-	11,600	34,607	46,207	6,267
08/22/06	Bellevue / 122nd	-	9,552	21,891	968	-	9,550	22,861	32,411	4,354
08/22/06	Gig Harbor/Olympic	-	1,762	3,196	88	-	1,762	3,284	5,046	622
08/22/06	Seattle /Ballinger Way	-	-	7,098	72	-	-	7,170	7,170	1,313
08/22/06	Scottsdale South	-	2,377	3,524	197	-	2,377	3,721	6,098	739
08/22/06	Phoenix	-	2,516	5,638	175	-	2,515	5,814	8,329	1,108
08/22/06	Chandler	-	2,910	5,460	129	-	2,909	5,590	8,499	1,040
08/22/06	Phoenix East	-	1,524	5,151	144	-	1,524	5,295	6,819	1,008
08/22/06	Mesa	-	1,604	4,434	192	-	1,604	4,626	6,230	899
08/22/06	Union City	-	1,905	3,091	4,992	-	1,904	8,084	9,988	1,350
08/22/06	La Habra	-	5,439	10,239	191	-	5,438	10,431	15,869	1,931
08/22/06	Palo Alto	-	4,259	6,362	107	-	4,258	6,470	10,728	1,210
08/22/06	Kearney - Balboa	-	4,565	11,584	276	-	4,564	11,861	16,425	2,241
08/22/06	South San Francisco	-	1,593	4,995	287	-	1,593	5,282	6,875	1,047
08/22/06	Mountain View	-	1,505	3,839	70	-	1,505	3,909	5,414	726
08/22/06	Denver / Tamarac	-	666	1,109	72	-	665	1,182	1,847	247

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Littleton / Windermere	-	2,214	4,186	166	-	2,213	4,353	6,566	870
08/22/06	Thornton / Quivas	-	547	1,439	141	-	547	1,580	2,127	323
08/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,120	-	1,579	5,836	7,415	1,026
08/22/06	Oakland Park	-	8,821	20,512	1,284	-	8,820	21,797	30,617	4,418
08/22/06	Seminole	-	1,821	3,817	97	-	1,820	3,915	5,735	751
08/22/06	Military Trail	-	6,514	10,965	632	-	6,513	11,598	18,111	2,205
08/22/06	Blue Heron	-	8,121	11,641	350	-	8,119	11,993	20,112	2,274
08/22/06	Alsip / 127th St	-	1,891	3,414	136	-	1,891	3,550	5,441	677
08/22/06	Dolton	-	1,784	4,508	103	-	1,783	4,612	6,395	851
08/22/06	Lombard / 330 North Ave	-	1,506	2,596	301	-	1,506	2,897	4,403	615
08/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	218	-	1,838	3,839	5,677	740
08/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	144	-	1,732	4,170	5,902	775
08/22/06	Bridgeview	-	1,396	3,651	172	-	1,395	3,824	5,219	752
08/22/06	Willowbrook	-	1,730	3,355	136	-	1,729	3,492	5,221	674
08/22/06	Lisle	-	1,967	3,525	153	-	1,967	3,678	5,645	704
08/22/06	Laurel	-	1,323	2,577	134	-	1,323	2,711	4,034	522
08/22/06	Crofton	-	1,373	3,377	91	-	1,373	3,468	4,841	657
08/22/06	Lansing	-	114	1,126	127	-	114	1,253	1,367	257
08/22/06	Southfield	-	4,181	6,338	91	-	4,180	6,430	10,610	1,189
08/22/06	Troy - Oakland Mall	-	2,281	4,953	133	-	2,281	5,086	7,367	936
08/22/06	Walled Lake	-	2,788	4,784	81	-	2,787	4,866	7,653	908
08/22/06	Salem / Lancaster	-	2,036	4,827	270	-	2,035	5,098	7,133	951
08/22/06	Tigard / King City	-	1,959	7,189	87	-	1,959	7,276	9,235	1,345
08/22/06	Portland / SE 82nd Ave	-	1,519	4,390	107	-	1,518	4,498	6,016	836
08/22/06	Beaverton/HWY 217	-	3,294	7,186	126	-	3,294	7,312	10,606	1,359
08/22/06	Beaverton / Cornell Rd	-	1,869	3,814	53	-	1,869	3,867	5,736	708
08/22/06	Fairfax	-	6,895	10,006	275	-	6,893	10,283	17,176	1,905
08/22/06	Falls Church	-	2,488	15,341	178	-	2,487	15,520	18,007	2,828
08/22/06	Manassas West	-	912	2,826	119	-	912	2,945	3,857	566
08/22/06	Herndon	-	2,625	3,105	152	-	2,625	3,257	5,882	617
08/22/06	Newport News South	-	2,190	5,264	72	-	2,190	5,336	7,526	976
08/22/06	North Richmond	-	1,606	2,411	180	-	1,605	2,592	4,197	543
08/22/06	Kempsville	-	1,165	1,951	80	-	1,165	2,031	3,196	398

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Manassas East	-	1,297	2,843	81	-	1,297	2,924	4,221	552
08/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	100	-	1,750	3,352	5,102	641
08/22/06	White Center	-	2,091	4,530	133	-	2,091	4,663	6,754	883
08/22/06	Factoria	-	2,770	5,429	478	-	2,769	5,908	8,677	1,241
08/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,467	-	4,030	11,018	15,048	1,962
08/22/06	Renton	-	2,752	6,378	173	-	2,751	6,552	9,303	1,238
08/22/06	Issaquah	-	3,739	5,624	46	-	3,738	5,671	9,409	1,042
08/22/06	East Lynnwood	-	2,250	4,790	135	-	2,249	4,926	7,175	924
08/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	116	-	1,604	2,510	4,114	489
08/22/06	Smokey Point	-	607	1,723	106	-	607	1,829	2,436	362
08/22/06	Shoreline / 145th	-	2,926	4,910	3,604	-	2,926	8,514	11,440	1,559
08/22/06	Mt. Clemens	-	1,247	3,590	82	-	1,246	3,673	4,919	688
08/22/06	Ramsey	-	552	2,155	97	-	552	2,252	2,804	439
08/22/06	Apple Valley / 155th St	-	1,203	3,136	91	-	1,203	3,227	4,430	598
08/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	305	-	1,953	4,207	6,160	875
08/22/06	Burnsville Parkway W	-	1,561	4,359	81	-	1,561	4,440	6,001	832
08/22/06	Chanhassen	-	3,292	6,220	132	-	3,291	6,353	9,644	1,193
08/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	284	-	1,990	5,260	7,250	1,066
08/22/06	Eden Prairie East	-	3,516	5,682	301	-	3,516	5,983	9,499	1,187
08/22/06	Eden Prairie West	-	3,713	7,177	108	-	3,712	7,286	10,998	1,352
08/22/06	Edina	-	4,422	8,190	68	-	4,422	8,258	12,680	1,511
08/22/06	Hopkins	-	1,460	2,510	83	-	1,459	2,594	4,053	483
08/22/06	Little Canada	-	3,490	7,062	270	-	3,489	7,333	10,822	1,395
08/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	821	-	1,513	4,093	5,606	760
08/22/06	Minnetonka	-	1,318	2,087	90	-	1,318	2,177	3,495	420
08/22/06	Plymouth 169	-	684	1,323	322	-	684	1,645	2,329	407
08/22/06	Plymouth 494	-	2,000	4,260	1,661	-	2,356	5,565	7,921	1,140
08/22/06	Plymouth West	-	1,973	6,638	96	-	1,973	6,734	8,707	1,248
08/22/06	Richfield	-	1,641	5,688	563	-	1,641	6,251	7,892	1,266
08/22/06	Shorewood	-	2,805	7,244	151	-	2,805	7,395	10,200	1,387
08/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	171	-	2,220	5,478	7,698	1,043
08/22/06	Central Parkway	-	2,545	4,637	120	-	2,544	4,758	7,302	888
08/22/06	Kirkman East	-	2,479	3,717	185	-	2,478	3,903	6,381	785

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Pinole	-	1,703	3,047	113	-	1,703	3,160	4,863	586
08/22/06	Martinez	-	3,277	7,126	136	-	3,277	7,262	10,539	1,354
08/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	102	-	1,052	3,905	4,957	748
08/22/06	Houghton	-	2,694	4,132	91	-	2,693	4,224	6,917	785
08/22/06	Antioch	-	1,853	6,475	66	-	1,853	6,541	8,394	1,202
08/22/06	Walnut Creek	-	-	-	273	-	-	273	273	72
08/22/06	Holcomb Bridge	-	1,906	4,303	82	-	1,905	4,386	6,291	809
08/22/06	Palatine / Rand Rd	-	1,215	1,895	60	-	1,215	1,955	3,170	369
08/22/06	Washington Sq/Wash. Point Dr	-	523	1,073	80	-	523	1,153	1,676	227
08/22/06	Indianapolis/N.Illinois	-	182	2,795	118	-	182	2,913	3,095	567
08/22/06	Canton South	-	769	3,316	121	-	768	3,438	4,206	659
08/22/06	Bricktown	-	2,881	5,834	133	-	2,880	5,968	8,848	1,104
08/22/06	Commack	-	2,688	6,376	130	-	2,687	6,507	9,194	1,206
08/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	63	-	1,373	3,215	4,588	600
08/22/06	Great Neck	-	1,229	3,299	54	-	1,229	3,353	4,582	625
08/22/06	Hempstead / S. Franklin St.	-	509	3,042	144	-	509	3,186	3,695	612
08/22/06	Bethpage / Stuart Ave	-	2,387	7,104	140	-	2,387	7,244	9,631	1,346
08/22/06	Helotes	-	1,833	3,557	43	-	1,833	3,600	5,433	724
08/22/06	Medical Center San Antonio	-	1,571	4,217	81	-	1,571	4,298	5,869	803
08/22/06	Oak Hills	-	-	7,449	123	-	-	7,572	7,572	1,400
08/22/06	Olympia	-	2,382	4,182	40	-	2,382	4,222	6,604	777
08/22/06	Las Colinas	-	676	3,338	91	-	676	3,429	4,105	641
08/22/06	Old Towne	-	2,756	13,080	88	-	2,755	13,169	15,924	2,418
08/22/06	Juanita	-	2,318	7,554	100	-	2,318	7,654	9,972	1,405
08/22/06	Ansley Park	-	3,132	11,926	186	-	3,131	12,113	15,244	2,234
08/22/06	Brookhaven	-	2,740	8,333	139	-	2,739	8,473	11,212	1,555
08/22/06	Decatur	-	2,556	10,146	95	-	2,556	10,241	12,797	1,869
08/22/06	Oregon City	-	1,582	3,539	57	-	1,581	3,597	5,178	675
08/22/06	Portland/Barbur	-	2,328	9,134	117	-	2,327	9,252	11,579	1,714
08/22/06	Salem / Liberty Road	-	1,994	5,304	148	-	1,993	5,453	7,446	1,050
08/22/06	Edgemont	-	3,585	7,704	116	-	3,585	7,820	11,405	1,434
08/22/06	Bedford	-	2,042	4,176	109	-	2,041	4,286	6,327	819
08/22/06	Kingwood	-	1,625	2,926	130	-	1,625	3,056	4,681	590

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Hillcroft	-	-	3,994	100	-	-	4,094	4,094	756
08/22/06	T.C. Jester	-	2,047	4,819	197	-	2,047	5,016	7,063	966
08/22/06	Windcrest	-	764	2,601	281	-	764	2,882	3,646	612
08/22/06	Mission Bend	-	1,381	3,141	85	-	1,381	3,226	4,607	613
08/22/06	Parker Road & Independence	-	2,593	5,464	85	-	2,593	5,549	8,142	1,027
08/22/06	Park Cities East	-	4,205	6,259	38	-	4,204	6,298	10,502	1,156
08/22/06	MaCarthur Crossing	-	2,635	5,698	102	-	2,635	5,800	8,435	1,084
08/22/06	Arlington/S.Cooper	-	2,305	4,308	71	-	2,305	4,379	6,684	801
08/22/06	Woodforest	-	1,534	3,545	1,043	-	1,534	4,588	6,122	847
08/22/06	Preston Road	-	1,931	3,246	82	-	1,930	3,329	5,259	624
08/22/06	East Lamar	-	1,581	2,878	107	-	1,581	2,985	4,566	564
08/22/06	Lewisville/Interstate 35	-	2,696	4,311	213	-	2,696	4,524	7,220	896
08/22/06	Round Rock	-	1,256	2,153	89	-	1,256	2,242	3,498	437
08/22/06	Slaughter Lane	-	1,881	3,326	114	-	1,881	3,440	5,321	659
08/22/06	Valley Ranch	-	1,927	5,390	174	-	1,926	5,565	7,491	1,037
08/22/06	Nacogdoches	-	1,422	2,655	102	-	1,422	2,757	4,179	529
08/22/06	Thousand Oaks	-	1,815	3,814	106	-	1,814	3,921	5,735	740
08/22/06	Highway 78	-	1,344	2,288	84	-	1,344	2,372	3,716	445
08/22/06	The Quarry	-	1,841	8,765	137	-	1,840	8,903	10,743	1,643
08/22/06	Cinco Ranch	-	939	2,085	57	-	938	2,143	3,081	402
08/22/06	North Carrollton	-	2,408	4,204	128	-	2,407	4,333	6,740	827
08/22/06	First Colony	-	1,181	2,930	42	-	1,180	2,973	4,153	555
08/22/06	North Park	-	1,444	3,253	80	-	1,444	3,333	4,777	617
08/22/06	South Main	-	521	723	281	-	521	1,004	1,525	247
08/22/06	Westchase	-	903	3,748	94	-	902	3,843	4,745	719
08/22/06	Lakeline	-	1,289	3,762	89	-	1,288	3,852	5,140	716
08/22/06	Highway 26	-	1,353	3,147	74	-	1,353	3,221	4,574	611
08/22/06	Shavano Park	-	972	4,973	79	-	972	5,052	6,024	928
08/22/06	Oltorf	-	880	3,693	97	-	880	3,790	4,670	710
08/22/06	Irving	-	686	1,367	350	-	686	1,717	2,403	427
08/22/06	Hill Country Village	-	988	3,524	287	-	988	3,811	4,799	786
08/22/06	San Antonio NE	-	253	664	195	-	253	859	1,112	219
08/22/06	East Pioneer II	-	786	1,784	230	-	786	2,014	2,800	418

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Westheimer	-	594	2,316	329	-	594	2,645	3,239	583
08/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	62	-	1,102	2,699	3,801	513
08/22/06	Beltline	-	1,291	2,336	162	-	1,291	2,498	3,789	511
08/22/06	MacArthur	-	1,590	2,265	159	-	1,589	2,425	4,014	487
08/22/06	Hurst / S. Pipeline Rd	-	661	1,317	203	-	661	1,520	2,181	342
08/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	130	-	2,372	4,848	7,220	905
08/22/06	Blanco Road	-	1,742	4,813	143	-	1,742	4,956	6,698	927
08/22/06	Leon Valley/Bandera Road	-	501	1,044	2,474	-	501	3,518	4,019	587
08/22/06	Imperial Valley	-	1,166	2,756	112	-	1,166	2,868	4,034	540
08/22/06	Sugarland	-	1,714	3,407	72	-	1,714	3,479	5,193	652
08/22/06	Woodlands	-	1,353	3,131	148	-	1,353	3,279	4,632	630
08/22/06	Federal Road	-	1,021	3,086	142	-	1,021	3,228	4,249	623
08/22/06	West University	-	1,940	8,121	164	-	1,939	8,286	10,225	1,538
08/22/06	Medical Center/Braeswood	-	1,121	4,678	63	-	1,120	4,742	5,862	886
08/22/06	Richardson/Audelia	-	1,034	2,703	48	-	1,034	2,751	3,785	511
08/22/06	North Austin	-	2,143	3,674	355	-	2,142	4,030	6,172	773
08/22/06	Warner	-	1,603	3,998	168	-	1,602	4,167	5,769	809
08/22/06	Universal City	-	777	3,194	151	-	777	3,345	4,122	635
08/22/06	Seattle / Lake City Way	-	3,406	7,789	205	-	3,405	7,995	11,400	1,524
08/22/06	Arrowhead	-	2,372	5,818	111	-	2,372	5,929	8,301	1,105
08/22/06	Ahwatukee	-	3,017	5,975	82	-	3,017	6,057	9,074	1,117
08/22/06	Blossom Valley	-	2,721	8,418	74	-	2,721	8,492	11,213	1,564
08/22/06	Jones Bridge	-	3,065	6,015	80	-	3,064	6,096	9,160	1,132
08/22/06	Lawrenceville	-	2,076	5,188	91	-	2,076	5,279	7,355	979
08/22/06	Fox Valley	-	1,880	3,622	91	-	1,879	3,714	5,593	705
08/22/06	Eagle Creek / Shore Terrace	-	880	2,878	148	-	880	3,026	3,906	591
08/22/06	N.Greenwood/E.County Line Rd	-	-	3,954	97	-	-	4,051	4,051	754
08/22/06	Annapolis	-	-	7,439	116	-	-	7,555	7,555	1,395
08/22/06	Creedmoor	-	3,579	7,366	127	-	3,578	7,494	11,072	1,400
08/22/06	Painters Crossing	-	1,582	4,527	86	-	1,582	4,613	6,195	853
08/22/06	Greenville Ave & Meadow	-	2,066	6,969	93	-	2,065	7,063	9,128	1,307
08/22/06	Potomac Mills	-	2,806	7,347	95	-	2,806	7,442	10,248	1,369
08/22/06	Sterling	-	3,435	7,713	104	-	3,434	7,818	11,252	1,438

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Redmond / Plateau	-	2,872	7,603	56	-	2,871	7,660	10,531	1,401
08/22/06	Val Vista	-	3,686	6,223	534	-	3,685	6,758	10,443	1,477
08/22/06	Van Ness	-	11,120	13,555	280	-	11,118	13,837	24,955	2,587
08/22/06	Sandy Plains	-	2,452	4,669	71	-	2,451	4,741	7,192	876
08/22/06	Country Club Hills	-	2,783	5,438	81	-	2,782	5,520	8,302	1,018
08/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	86	-	2,695	4,867	7,562	912
08/22/06	Clinton Township	-	1,917	4,143	61	-	1,917	4,204	6,121	769
08/22/06	Champions	-	1,061	3,207	98	-	1,061	3,305	4,366	622
08/22/06	Southlake	-	2,794	4,760	83	-	2,793	4,844	7,637	891
08/22/06	City Place	-	2,045	5,776	84	-	2,044	5,861	7,905	1,085
08/22/06	Bee Cave Road	-	3,546	10,341	82	-	3,545	10,424	13,969	1,911
08/22/06	Oak Farms	-	2,307	8,481	146	-	2,307	8,627	10,934	1,604
08/22/06	Henderson Street	-	542	5,001	69	-	542	5,070	5,612	944
08/22/06	Merrifield	-	5,061	10,949	128	-	5,060	11,078	16,138	2,045
08/22/06	Mill Creek	-	2,917	7,252	85	-	2,917	7,337	10,254	1,341
08/22/06	Pier 57	-	2,042	8,719	243	-	2,137	8,867	11,004	1,651
08/22/06	Redmond / 90th	-	3,717	7,011	99	-	3,716	7,111	10,827	1,304
08/22/06	Seattle / Capital Hill	-	3,811	11,104	351	-	3,810	11,456	15,266	2,051
08/22/06	Costa Mesa	2,528	3,622	6,030	131	-	3,622	6,161	9,783	1,107
08/22/06	West Park	6,456	11,715	12,915	355	-	11,713	13,272	24,985	2,339
08/22/06	Cabot Road	3,765	5,168	9,253	152	-	5,167	9,406	14,573	1,704
08/22/06	San Juan Creek	4,387	4,755	10,749	171	-	4,754	10,921	15,675	1,992
08/22/06	Rancho San Diego	3,514	4,226	7,652	120	-	4,225	7,773	11,998	1,417
08/22/06	Palms	4,428	2,491	11,404	158	-	2,491	11,562	14,053	2,116
08/22/06	West Covina	3,545	3,595	7,360	169	-	3,594	7,530	11,124	1,384
08/22/06	Woodland Hills	4,486	4,376	11,898	192	-	4,375	12,091	16,466	2,205
08/22/06	Long Beach	-	3,130	11,211	148	-	3,130	11,359	14,489	2,067
08/22/06	Northridge	-	4,674	11,164	196	-	4,673	11,361	16,034	2,074
08/22/06	Rancho Mirage	-	2,614	4,744	129	-	2,614	4,873	7,487	885
08/22/06	Palm Desert	-	1,910	5,462	133	-	1,910	5,595	7,505	1,021
08/22/06	Davie	-	4,842	9,388	142	-	4,841	9,531	14,372	1,759
08/22/06	Portland / I-205	-	2,026	4,299	99	-	2,025	4,399	6,424	833
08/22/06	Milwaukie/Hwy224	-	2,867	5,926	143	-	2,867	6,069	8,936	1,102

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	River Oaks	-	2,625	8,930	154	-	2,624	9,085	11,709	1,685
08/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	133	-	2,188	4,910	7,098	935
08/22/06	Vancouver / Hazel Dell	-	2,299	4,313	78	-	2,299	4,391	6,690	818
08/22/06	Canyon Park	-	3,628	7,327	252	-	3,628	7,579	11,207	1,374
08/22/06	South Boulevard	4,001	3,090	6,041	428	1,463	3,765	7,257	11,022	1,354
08/22/06	Weddington	2,773	2,172	4,263	173	1,030	2,646	4,992	7,638	953
08/22/06	Gastonia	-	644	2,808	91	507	785	3,265	4,050	609
08/22/06	Amity Ct	1,679	610	1,378	93	313	743	1,651	2,394	325
08/22/06	Pavilion	1,364	1,490	3,114	975	732	1,817	4,494	6,311	772
08/22/06	Randleman	1,787	1,639	2,707	140	712	1,997	3,201	5,198	630
08/22/06	Matthews	-	1,733	6,457	575	1,220	2,112	7,873	9,985	1,542
08/22/06	Eastland	1,670	949	2,159	253	488	1,156	2,693	3,849	560
08/22/06	Albermarle	2,917	1,557	4,636	239	945	1,897	5,480	7,377	1,034
08/22/06	COTT	1,118	429	1,732	95	320	522	2,054	2,576	413
08/22/06	Ashley River	-	1,907	4,065	330	947	2,323	4,926	7,249	1,003
08/22/06	Clayton	-	1,071	2,869	914	608	1,306	4,156	5,462	754
08/22/06	Dave Lyle	-	604	2,111	1,063	407	737	3,448	4,185	608
08/22/06	English Rd	-	437	1,215	69	254	532	1,443	1,975	275
08/22/06	Sunset	-	659	1,461	115	334	803	1,766	2,569	356
08/22/06	Cone Blvd	-	1,253	2,462	162	595	1,526	2,946	4,472	565
08/22/06	Wake Forest	-	1,098	2,553	109	573	1,338	2,995	4,333	573
08/22/06	Silas Creek	-	1,304	2,738	125	642	1,589	3,220	4,809	618
08/22/06	Winston	2,076	1,625	3,368	147	794	1,979	3,955	5,934	770
08/22/06	Hickory	2,242	1,091	4,271	252	795	1,329	5,080	6,409	968
08/22/06	Wilkinson	1,961	1,366	3,235	286	720	1,664	3,943	5,607	767
08/22/06	Lexington NC	1,161	874	1,806	214	426	1,065	2,255	3,320	459
08/22/06	Florence	2,724	952	5,557	345	932	1,160	6,626	7,786	1,260
08/22/06	Sumter	1,102	560	2,002	204	384	683	2,467	3,150	473
08/22/06	Garners Ferry	2,143	1,418	2,516	249	638	1,727	3,094	4,821	637
08/22/06	Greenville	1,645	1,816	4,732	248	1,014	2,213	5,597	7,810	1,110
08/22/06	Spartanburg	433	799	1,550	215	377	974	1,967	2,941	396
08/22/06	Rockingham	710	376	1,352	169	258	458	1,697	2,155	366
08/22/06	Monroe	1,948	1,578	2,996	271	735	1,923	3,657	5,580	747

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	Salisbury	2,923	40	5,488	300	724	49	6,503	6,552	1,198
08/22/06	N. Tryon	1,809	1,271	2,330	273	582	1,549	2,907	4,456	588
08/22/06	Pineville	3,938	2,609	6,829	395	1,461	3,179	8,115	11,294	1,630
08/22/06	Park Rd	4,068	2,667	7,243	229	1,527	3,249	8,417	11,666	1,591
08/22/06	Ballantyne	-	1,758	3,720	763	869	2,143	4,967	7,110	933
08/22/06	Stallings	2,278	1,348	2,882	218	671	1,642	3,477	5,119	689
08/22/06	Concord	1,855	1,147	2,308	161	552	1,398	2,770	4,168	567
08/22/06	Woodruff	1,502	1,154	1,616	142	463	1,406	1,969	3,375	383
08/22/06	Shriners	1,666	758	2,347	165	472	924	2,818	3,742	546
08/22/06	Charleston	-	604	3,313	160	564	736	3,905	4,641	764
08/22/06	Rock Hill	-	993	2,222	1,070	506	1,211	3,580	4,791	650
08/22/06	Arrowood	2,381	2,014	4,214	231	989	2,454	4,994	7,448	963
08/22/06	Country Club	-	935	3,439	126	652	1,139	4,013	5,152	766
08/22/06	Rosewood	-	352	2,141	67	356	429	2,487	2,916	477
08/22/06	James Island	-	2,061	3,708	97	934	2,512	4,288	6,800	810
08/22/06	Battleground	-	1,995	3,757	67	925	2,431	4,313	6,744	800
08/22/06	Greenwood Village / DTC Blvd	4,139	684	2,925	104	-	684	3,029	3,713	544
08/22/06	Highlands Ranch/ Colorado Blvd	3,273	793	2,000	143	-	793	2,143	2,936	398
08/22/06	Seneca Commons	-	2,672	5,354	526	1,283	3,256	6,579	9,835	1,195
08/22/06	Capital Blvd South	-	3,002	6,273	289	1,474	3,658	7,380	11,038	1,376
08/22/06	Southhaven	1,667	1,286	3,578	169	271	1,357	3,947	5,304	709
08/22/06	Wolfchase	1,330	987	2,816	218	212	1,042	3,191	4,233	572
08/22/06	Winchester	-	676	1,500	378	121	713	1,962	2,675	399
08/22/06	Sycamore View	-	705	1,936	401	147	744	2,445	3,189	467
08/22/06	South Main	-	70	186	245	(51)	58	392	450	47
08/22/06	Southfield at Telegraph	-	1,757	8,341	51	-	1,756	8,393	10,149	1,538
08/22/06	Westland	-	1,572	3,687	43	-	1,572	3,730	5,302	688
08/22/06	Dearborn	-	1,030	4,847	80	-	1,030	4,927	5,957	923
08/22/06	Roseville	-	1,319	5,210	61	-	1,319	5,271	6,590	974
08/22/06	Farmington Hills	-	982	2,878	87	-	982	2,965	3,947	569
08/22/06	Hunt Club	-	2,527	5,483	92	729	2,823	6,008	8,831	1,119
08/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	38	-	1,991	3,704	5,695	704
08/22/06	Alafaya @ University Blvd.	-	2,817	4,549	128	689	3,147	5,036	8,183	934

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

08/22/06	McCoy @ 528	-	2,656	5,206	136	-	2,655	5,343	7,998	1,002
08/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	191	870	3,139	7,581	10,720	1,435
08/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	131	679	2,639	5,626	8,265	1,035
08/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	160	1,445	5,748	11,673	17,421	2,164
08/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	149	829	2,940	7,272	10,212	1,365
08/22/06	Red Bug @ Dodd Road	2,258	2,552	5,959	141	769	2,850	6,571	9,421	1,206
08/22/06	Altmonte Sprgs/SR434	1,923	1,703	5,125	107	604	1,902	5,637	7,539	1,045
08/22/06	Brandon	2,759	2,810	4,584	94	691	3,139	5,040	8,179	930
08/22/06	Granada @ U.S. 1	2,678	2,682	4,751	160	689	2,996	5,286	8,282	993
08/22/06	Daytona/Beville @ Nova Road	2,668	2,616	6,085	175	786	2,922	6,740	9,662	1,277
08/22/06	Eau Gallie	2,396	1,962	4,677	93	599	2,192	5,139	7,331	949
08/22/06	Hyde Park	2,672	2,719	7,145	99	883	3,037	7,809	10,846	1,440
08/22/06	Carrollwood	1,362	2,050	6,221	98	731	2,290	6,810	9,100	1,249
08/22/06	Conroy @ I-4	1,744	2,091	3,517	144	523	2,335	3,940	6,275	726
08/22/06	West Waters	-	2,190	5,186	82	666	2,446	5,678	8,124	1,051
08/22/06	Oldsmar	2,090	2,276	5,253	105	682	2,542	5,774	8,316	1,080
08/22/06	Mills North of Colonial	4,259	1,995	5,914	140	701	2,228	6,522	8,750	1,225
08/22/06	Alafaya @ Colonial	2,597	2,836	4,680	191	701	3,168	5,240	8,408	1,019
08/22/06	Fairbanks @ I-4	-	2,846	6,612	129	855	3,179	7,263	10,442	1,359
08/22/06	Maguire @ Colonial	-	479	7,521	292	839	815	8,316	9,131	1,546
10/20/06	Burbank-Rich R.	-	3,793	9,103	(59)	-	3,793	9,044	12,837	1,467
10/24/06	Stonegate	4,773	651	4,278	(647)	-	651	3,631	4,282	586
02/09/07	Portland/Barbur	-	830	3,273	28	-	830	3,301	4,131	502
03/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	81	-	7,454	14,906	22,360	2,258
06/01/07	South Bay	-	1,017	4,685	54	-	1,017	4,739	5,756	677
08/14/07	Murrieta / Whitewood Road	-	5,764	6,197	42	-	5,764	6,239	12,003	824
08/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	347	-	3,785	8,206	11,991	1,235
09/07/07	Mahopac / Rte 6	-	1,330	8,407	10	-	1,330	8,417	9,747	1,100
09/11/07	East Point / N Desert Dr	-	1,186	9,239	59	-	1,186	9,298	10,484	1,216
09/11/07	Canton / Ridge Rd	-	389	4,197	43	-	389	4,240	4,629	549
09/13/07	Murrieta / Antelope Rd	-	1,630	2,991	82	-	1,630	3,073	4,703	407
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,684)	-	1,292	3,901	5,193	1,289
04/22/08	Miramar Place	-	7,225	7,875	149	-	7,225	8,024	15,249	821

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

05/28/08	Bee Cave at the Galleria	-	621	4,839	19	-	621	4,858	5,479	491
05/28/08	Carlsbad Village	9,915	4,277	10,075	95	-	4,277	10,170	14,447	1,041
07/21/08	Austell / Oak Ridge Rd.	-	581	2,446	22	-	581	2,468	3,049	215
07/21/08	Marietta / Piedmont Rd.	-	1,748	3,172	11	-	1,748	3,183	4,931	284
09/03/08	N. Las Vegas/Cheyenne	-	1,144	4,020	147	-	1,144	4,167	5,311	397
09/04/08	Las Vegas/Boulder Hwy II	-	1,151	4,281	59	-	1,151	4,340	5,491	406
11/07/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	6	-	1,726	6,200	7,926	494
12/23/08	East Palo Alto	-	2,655	2,235	2	-	2,655	2,237	4,892	179
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	228	-	1,861	10,261	12,122	391
04/27/10	Bloomington / Linden Ave	-	1,044	2,011	-	-	1,044	2,011	3,055	58
04/27/10	Fontana / Valley Blvd	-	2,122	3,444	-	-	2,122	3,444	5,566	96
04/27/10	Monterey Park/Potrero Grande Dr	-	1,900	6,001	-	-	1,900	6,001	7,901	167
04/27/10	Panorama City / Roscoe Blvd	-	1,233	4,815	-	-	1,233	4,815	6,048	134
04/27/10	Pomona / E. 1st St	-	363	2,498	-	-	363	2,498	2,861	73
04/27/10	Diamond Bar / E.Washington Ave	-	1,709	4,901	-	-	1,709	4,901	6,610	140
04/27/10	Arlington Hgts / E. Davis St	-	542	3,018	-	-	542	3,018	3,560	84
04/27/10	Elgin / RT 31S & Jerusha St	-	280	1,569	-	-	280	1,569	1,849	43
05/13/10	Alhambra/Mission Rd&Fremont Av	-	2,458	6,980	-	-	2,458	6,980	9,438	177
05/27/10	Anaheim/S.Knott Av & W.Lincoln	-	2,020	4,991	-	-	2,020	4,991	7,011	122
05/27/10	Canoga Park / 8050 Deering Ave	3,757	1,932	2,082	-	-	1,932	2,082	4,014	54
05/27/10	Canoga Park / 7900 Deering Ave	2,248	1,117	3,499	-	-	1,117	3,499	4,616	85
05/27/10	Colton / Fairway Dr	4,171	819	3,195	-	-	819	3,195	4,014	80
05/27/10	Goleta / Hollister Ave	-	2,860	2,318	-	-	2,860	2,318	5,178	56
05/27/10	Irwindale / Arrow Hwy	-	2,665	4,562	-	-	2,665	4,562	7,227	110
05/27/10	Long Beach / Long Beach Blvd	6,838	3,398	5,439	-	-	3,398	5,439	8,837	132
05/27/10	Culver City/ W.Washington Blvd	3,886	1,755	2,319	-	-	1,755	2,319	4,074	57
05/27/10	Los Angeles / S Grand Ave	-	2,653	5,048	-	-	2,653	5,048	7,701	121
05/27/10	Los Angeles / Avery St	6,988	1,488	7,359	-	-	1,488	7,359	8,847	176
05/27/10	Los Angeles / W. 6th St	4,745	1,745	5,382	-	-	1,745	5,382	7,127	131
05/27/10	Montclair / Mission Blvd	5,549	2,070	4,052	-	-	2,070	4,052	6,122	100
05/27/10	Pasadena / S. Fair Oaks Ave	-	5,972	5,457	-	-	5,972	5,457	11,429	130
05/27/10	Santa Clarita / Bouquet Cyn Rd	-	1,273	2,983	-	-	1,273	2,983	4,256	74
05/27/10	Ventura / McGrath St	6,310	1,876	5,057	-	-	1,876	5,057	6,933	121

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

06/16/10	Marietta / Dallas Hwy	-	485	3,340	-	-	485	3,340	3,825	72
06/30/10	Inglewood / S. Prairie Ave	3,454	1,641	2,148	-	-	1,641	2,148	3,789	43
06/30/10	La Verne / N. White Ave	-	4,421	4,877	-	-	4,421	4,877	9,298	100
06/30/10	Los Angeles / W. Pico Blvd	7,007	3,832	3,428	-	-	3,832	3,428	7,260	72
06/30/10	Riverside / Hole Ave	2,742	305	2,841	-	-	305	2,841	3,146	61
06/30/10	Sun Valley / San Fernando Rd	-	4,936	6,229	-	-	4,936	6,229	11,165	130
06/30/10	Sylmar / Foothill Blvd	4,777	1,146	3,971	-	-	1,146	3,971	5,117	82
08/18/10	Waipio / Waipio Uka St	-	3,125	3,453	-	-	3,125	3,453	6,578	51
08/18/10	Berkeley II /2nd & Harrison St	-	-	2,113	-	-	-	2,113	2,113	31
08/18/10	Los Angeles / Washington Blvd	-	1,275	1,937	-	-	1,275	1,937	3,212	29
08/18/10	San Francsco / Treat Ave	-	1,907	2,629	-	-	1,907	2,629	4,536	39
08/18/10	Vallejo / Couch St	-	1,714	2,823	-	-	1,714	2,823	4,537	42
08/19/10	Palatine / E. Lake Cook Rd	-	608	849	-	-	608	849	1,457	12
09/09/10	New Orleans / Washington Ave	-	468	2,875	-	-	468	2,875	3,343	36
11/17/10	Mangonia Park / 45th St	-	317	2,428	-	-	317	2,428	2,745	12
11/17/10	Fort Pierce / S. US Hwy 1	-	230	2,246	-	-	230	2,246	2,476	11
12/02/10	Groveport / S. Hamilton Road	-	128	1,118	-	-	128	1,118	1,246	4
12/08/10	Hillside / 625 Glenwood Ave	-	3,031	4,331	-	-	3,031	4,331	7,362	11

PUBLIC STORAGE
 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

						Adjustments
						Resulting from
		2010	Initial Cost		Costs	the Acquisition	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	of Minority	At December 31, 2010			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	interests	Land	Buildings	Total	Depreciation

Self-storage Facility - Europe

08/22/06	West London	-	5,730	14,278	1,377	-	4,521	16,864	21,385	7,366

Other properties

02/16/96	Glendale/Western Avenue	-	1,622	3,771	16,751	-	1,615	20,529	22,144	19,724
12/13/99	Burlingame	-	4,043	9,434	931	-	4,042	10,366	14,408	4,630
04/28/00	San Diego/Sorrento	-	1,282	3,016	725	-	1,023	4,000	5,023	1,868
12/30/99	Tamarac Parkway	-	1,902	4,467	1,373	-	1,890	5,852	7,742	1,604
12/29/00	Gardena	-	1,737	5,456	286	-	1,737	5,742	7,479	1,734
04/02/02	Long Beach	-	887	6,251	344	-	887	6,595	7,482	2,056
08/22/06	Lakewood 512 Business Park	-	4,437	6,685	1,696	-	4,437	8,381	12,818	1,962
08/22/06	Olive Innerbelt Business Park	-	787	3,023	67	-	787	3,090	3,877	540
08/22/06	St. Peters (land)	-	1,138	-	-	-	1,138	-	1,138	-
08/22/06	Monocacy (land)	-	1,386	-	-	-	1,386	-	1,386	-
08/22/06	Dolfield (land)	-	643	-	-	-	643	-	643	-
08/22/06	Village of Bee Caves (land)	-	544	-	-	-	544	-	544	-
08/22/06	Fontana (land)	-	99	-	-	-	99	-	99	-

	Construction in Progress	-	-	-	6,928	-	-	6,928	6,928	-

		$ 278,425	$ 2,730,806	$ 6,385,210	$ 1,110,056	$ 368,203	$ 2,789,227	$ 7,805,048	$ 10,594,275	$ 3,061,459

Note: Buildings are depreciated over a useful life of 25 years.