Form 10-Q
period 2011-03-31
Public Storage
filed 2011-05-09
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 4, 2011:

Common Shares of beneficial interest, $.10 par value per share – 170,633,705 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	2

	Condensed Consolidated Statement of Equity for the Three Months Ended March 31, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 30

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31 – 56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57

Item 4.	Controls and Procedures	58

PART II	OTHER INFORMATION (Items 3 and 5 are not applicable)

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 4.	(Removed and reserved)	59

Item 6.	Exhibits	59

PUBLIC STORAGE

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents	$145,105	$456,252
Marketable securities	-	102,279
Real estate facilities, at cost:
Land	2,793,494	2,789,227
Buildings	7,835,179	7,798,120
	10,628,673	10,587,347
Accumulated depreciation	(3,142,304)	(3,061,459)
	7,486,369	7,525,888
Construction in process	7,278	6,928
	7,493,647	7,532,816

Investment in real estate entities	617,026	601,569
Goodwill, net	174,634	174,634
Intangible assets, net	35,866	42,091
Loans receivable from real estate entities	871,777	495,229
Other assets	97,466	90,463
Total assets	$9,435,521	$9,495,333

LIABILITIES AND EQUITY

Notes payable	$461,882	$568,417
Accrued and other liabilities	210,769	205,769
Total liabilities	672,651	774,186

Redeemable noncontrolling interests in subsidiaries	12,292	12,213

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 486,390 shares issued (in series) and outstanding, (486,390 at December 31, 2010) at liquidation preference	3,396,027	3,396,027
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,470,524 shares issued and outstanding (169,252,819 at December 31, 2010)	16,949	16,927
Paid-in capital	5,529,227	5,515,827
Accumulated deficit	(223,960)	(236,410)
Accumulated other comprehensive loss	(678)	(15,773)
Total Public Storage shareholders’ equity	8,717,565	8,676,598
Equity of permanent noncontrolling interests in subsidiaries	33,013	32,336
Total equity	8,750,578	8,708,934
Total liabilities and equity	$9,435,521	$9,495,333

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Self-storage facilities	$385,135	$364,073
Ancillary operations	26,915	25,158
Interest and other income	7,768	8,216
	419,818	397,447
Expenses:
Cost of operations:
Self-storage facilities	135,386	132,340
Ancillary operations	8,914	8,430
Depreciation and amortization	88,542	84,717
General and administrative	14,235	10,077
Interest expense	6,984	7,339
	254,061	242,903
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain (loss), gains on disposition of real estate investments and asset impairment charges	165,757	154,544
Equity in earnings of real estate entities	13,716	9,961
Foreign currency exchange gain (loss)	31,252	(34,843)
Gains on disposition of real estate investments	198	333
Asset impairment charges	-	(611)
Income from continuing operations	210,923	129,384
Discontinued operations	(355)	533
Net income	210,568	129,917
Net income allocated to noncontrolling interests in subsidiaries:
Based upon income of the subsidiaries	(4,460)	(5,956)
Net income allocable to Public Storage shareholders	$206,108	$123,961
Allocation of net income to Public Storage shareholders:
Preferred shareholders based on distributions paid	$57,617	$58,108
Equity Shares, Series A	-	5,131
Equity Shares, Series A based on redemptions	-	25,746
Restricted share units	432	238
Common shareholders	148,059	34,738
	$206,108	$123,961
Net income per common share – basic
Continuing operations	$0.87	$0.21
Discontinued operations	-	-
	$0.87	$0.21
Net income per common share – diluted
Continuing operations	$0.87	$0.21
Discontinued operations	-	-
	$0.87	$0.21
Basic weighted average common shares outstanding	169,315	168,477
Diluted weighted average common shares outstanding	170,382	169,310

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests In Subsidiaries	Total Equity
Balance at December 31, 2010	$3,396,027	$16,927	$5,515,827	$(236,410)	$(15,773)	$8,676,598	$32,336	$8,708,934
Issuance of common shares in connection with share-based compensation (217,705 shares) (Note 9)	-	22	11,351	-	-	11,373	-	11,373
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 9)	-	-	2,049	-	-	2,049	-	2,049
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 6)	-	-	-	(153)	-	(153)	-	(153)
Net income	-	-	-	210,568	-	210,568	-	210,568
Net income allocated to (Note 6):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(220)	-	(220)	-	(220)
Permanent noncontrolling equity interests	-	-	-	(4,240)	-	(4,240)	4,240	-
Distributions to equity holders:
Cumulative preferred shares (Note 7)	-	-	-	(57,617)	-	(57,617)	-	(57,617)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(3,563)	(3,563)
Holders of unvested restricted share units	-	-	-	(381)	-	(381)	-	(381)
Common shares ($0.80 per share)	-	-	-	(135,507)	-	(135,507)	-	(135,507)
Other comprehensive income (Note 2)	-	-	-	-	15,095	15,095	-	15,095

Balance at March 31, 2011	$3,396,027	$16,949	$5,529,227	$(223,960)	$(678)	$8,717,565	$33,013	$8,750,578

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$210,568	$129,917
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposition of real estate investments, including amounts in discontinued operations	55	(770)
Asset impairment charges, including amounts in discontinued operations	-	1,008
Depreciation and amortization, including amounts in discontinued operations	88,553	84,886
Distributions received from real estate entities (less than) in excess of equity in earnings of real estate entities	(820)	2,745
Foreign currency exchange (gain) loss	(31,252)	34,843
Other	(2,285)	(19,507)
Total adjustments	54,251	103,205
Net cash provided by operating activities	264,819	233,122
Cash flows from investing activities:
Capital improvements to real estate facilities	(11,874)	(4,812)
Construction in process	(4,087)	(4,854)
Acquisition of real estate facilities and property intangibles (Note 3)	(26,196)	-
Proceeds from sales of other real estate investments	451	932
Loan to PS Business Parks	(121,000)	-
Loan to Shurgard Europe	(237,877)	-
Proceeds from repayments of loan receivable from Shurgard Europe	13,430	-
Net sales (purchases) of marketable securities	102,230	(95,248)
Other investing activities	396	(2,221)
Net cash used in investing activities	(284,527)	(106,203)
Cash flows from financing activities:
Principal payments on notes payable	(105,535)	(1,965)
Net proceeds from the issuance of common shares	11,373	11,822
Distributions paid to Public Storage shareholders	(193,505)	(173,135)
Distributions paid to redeemable noncontrolling interests	(294)	(304)
Distributions paid to permanent noncontrolling interests	(3,563)	(6,279)
Net cash used in financing activities	(291,524)	(169,861)
Net decrease in cash and cash equivalents	(311,232)	(42,942)
Net effect of foreign exchange translation on cash	85	(865)
Cash and cash equivalents at the beginning of the period	456,252	763,789
Cash and cash equivalents at the end of the period	$145,105	$719,982

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Three Months Ended March 31,
	2011	2010
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(524)	$828
Investment in real estate entities	(14,637)	8,467
Loan receivable from real estate entities	(31,101)	34,460
Accumulated other comprehensive loss	46,347	(44,620)

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(153)	(65)
Redeemable noncontrolling interests	153	65

Real estate acquired in connection with elimination of intangible assets	(4,738)	-
Intangible assets eliminated in connection with acquisition of real estate	4,738	-

Equity Shares, Series A called for redemption:
Paid-in capital	-	(205,366)
Equity Shares, Series A called for redemption	-	205,366

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

At March 31, 2011, we had direct and indirect equity interests in 2,052 self-storage facilities (with approximately 130.0 million net rentable square feet) located in 38 states operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which has an ownership interest in 188 self-storage facilities (with approximately 10.1 million net rentable square feet), all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 23.5 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

Any reference to the number of properties, square footage, number of tenant reinsurance policies outstanding and the aggregate coverage of such reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonality and other factors.  The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts previously reported in our December 31, 2010 and March 31, 2010 financial statements have been reclassified to conform to the March 31, 2011 presentation, as a result of discontinued operations.

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
March 31, 2011
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

The accounts of entities we control that are not VIE’s, and VIE’s that we have a controlling financial interest in, are included in our condensed consolidated financial statements, and all intercompany balances and transactions are eliminated.  We account for our investment in entities that we do not consolidate using the equity method of accounting or, if we do not have the ability to exercise significant influence over an investee, the cost method of accounting.  Changes in consolidation status are reflected effective the date the change of control or determination of primary beneficiary status occurred, and previously reported periods are not restated.  The entities that we consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Subsidiaries.”  The entities that we have an interest in but do not consolidate, for the periods in which the reference applies, are referred to hereinafter as the “Unconsolidated Entities” or the “Real Estate Entities."

Collectively, at March 31, 2011, the Company and its Subsidiaries own a total of 2,041 real estate facilities included in continuing operations, consisting of 2,033 self-storage facilities in the U.S., one self-storage facility in London, England and seven commercial facilities in the U.S.

At March 31, 2011, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At March 31, 2011, the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2010, for the quarter ended March 31, 2011, and we expect to meet these tests for the rest of 2011 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of March 31, 2011.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Acquisitions of operating self-storage facilities are accounted for under the provisions of Codification Section 805, “Business Combinations.”  The net acquisition cost includes cash paid to the seller as well as the fair value of any mortgage debt assumed.  In the case of multiple facilities acquired in a single transaction, the aggregate acquisition cost is allocated to each facility based upon the relative estimated fair value of each facility.  Any difference between the acquisition cost and the fair value of the real estate facilities is recorded as goodwill.  The acquisition cost of each facility is allocated based upon the relative estimated fair values of the underlying land, buildings, and intangibles such as the self-storage tenants in place.  Significant judgment is used to estimate fair values in recording our business combinations, and the valuation process utilizes significant unobservable inputs, which are “Level 3” inputs as the term is defined in FASB Codification Section 820-10-35-52.

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

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, contingent casualty and other losses which are accrued when probable and to the extent they are estimable, and estimated losses we expect to pay related to our tenant reinsurance activities.  When it is at least reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of that potential loss under “Legal Matters” in Note 11 “Commitments and Contingencies”.

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

For purposes of financial statement presentation, we consider all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.  Any such cash and cash equivalents which are restricted from general corporate use due to insurance or other regulations, or based upon contractual requirements, are included in other assets.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Marketable securities consist of short-term investments in high-grade corporate securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost and the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; our marketable securities were decreased $49,000 and $70,000 during the three months ended March 31, 2011 and 2010, respectively, in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $102,279,000, ($41,000) and $102,238,000, respectively, at December 31, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is defined in FASB Codification Section 820-10-35-47.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During each of the three months ended March 31, 2011 and 2010, we had no other-than-temporary impairment losses.  All of our marketable securities held as of December 31, 2010 matured during the three months ended March 31, 2011.  As of March 31, 2011, we held no marketable securities.

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the condensed consolidated balance sheets are reasonable estimates of fair value.

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, the loan receivable from PSB, the loans receivable from Shurgard Europe, and restricted cash.  Cash and cash equivalents and restricted cash are only invested in instruments with an investment grade rating.  See “Loans Receivable from Shurgard Europe” below for information regarding our fair value measurement of this instrument.

At March 31, 2011, due primarily to our investment in and loans receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $467,250,000 at March 31, 2011, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in FASB Codification Section 820-10-35-47.

We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of March 31, 2011 and December 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Intangible Assets

Our intangible assets primarily represent the unamortized portion of the estimated acquisition-date fair values of the tenants in place and, to a lesser extent, leasehold interests in land (collectively, the “Property Intangibles”).  Property Intangibles are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  Accumulated amortization reflects those individual real estate facilities where the related Property Intangibles had not been fully amortized at each applicable date.

At March 31, 2011, our Property Intangibles have a net book value of $17,042,000 ($23,267,000 at December 31, 2010).  Accumulated amortization totaled $23,257,000 at March 31, 2011 ($21,844,000 at December 31, 2010), and amortization expense of $3,511,000 and $906,000 was recorded for the three months ended March 31, 2011 and 2010, respectively.  During the three months ended March 31, 2011, our Property Intangibles were increased by $2,024,000 in connection with the acquisition of five self-storage facilities and the leasehold interest in the land of one of our existing self-storage facilities (Note 3).  The acquisition of this leasehold interest resulted in the reclassification of Property Intangibles totaling $4,738,000 to real estate facilities, during the three months ended March 31, 2011.

In addition to the Property Intangibles, we also have an intangible asset representing the estimated acquisition-date fair value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at March 31, 2011 and December 31, 2010.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations.

Evaluation of Asset Impairment

We evaluate our real estate, Property Intangibles, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During the three months ended March 31, 2010, we recorded an impairment charge totaling $1,008,000, comprised of $611,000 in other assets and $397,000 in real estate facilities (Note 3).  No additional impairments were identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements, except as noted above.

We evaluate impairment of goodwill annually by reporting unit.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2010, nor were there any indicators of impairment at March 31, 2011.

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
March 31, 2011
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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations we have an interest in, was translated at an end-of-period exchange rate of approximately 1.410 U.S. Dollars per Euro at March 31, 2011 (1.325 at December 31, 2010), and average exchange rates of 1.400 and 1.384 for the three months ended March 31, 2011 and 2010, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

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

Loan Receivable from PSB

On February 9, 2011, we loaned PSB $121.0 million.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85% (1.16% per annum at March 31, 2011).  For the three months ended March 31, 2011, we recorded interest income of approximately $195,000 related to the loan.  As of March 31, 2011, the loan totaled $121.0 million, and is included on our condensed consolidated balance sheet under “Loans receivable from real estate entities.”

Loans Receivable from Shurgard Europe

As of March 31, 2011, we had a €363.8 million loan receivable from Shurgard Europe totaling $512.9 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During each applicable period, because we expect repayment of this Euro-denominated loan within two years of each respective balance sheet date, we recognize foreign exchange rate gains or losses in income as a result of changes in exchange rates between the Euro and the U.S. Dollar, totaling a gain of $31,101,000 and a loss of $34,460,000 in three months ended March 31, 2011 and 2010, respectively.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.  We received $13,430,000 (€9,900,000) in principal repayments on this loan during the three months ended March 31, 2011 and €18.2 million ($24.5 million) in the year ended December 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

On February 28, 2011, we loaned Shurgard Europe an additional $237.9 million which was used by Shurgard Europe on March 2, 2011 to acquire the 80% interests it did not already own in two joint ventures that own a total of 72 self-storage facilities (3.6 million square feet of storage space).  This loan bears interest at a fixed rate of 7.0% per annum, matures May 31, 2011, and is denominated in U.S. Dollars.  As of March 31, 2011, this loan totaled $237.9 million.  We expect our joint venture partner in Shurgard Europe to acquire 51%, representing their pro rata ownership of Shurgard Europe, of the loan by May 31, 2011.  Following our joint venture partner’s funding of its pro rata share, the loan will be restructured, and we do not expect repayment of this loan in the short-term.

For the three months ended March 31, 2011 and 2010, we recorded interest income of approximately $6,545,000 and $6,430,000, respectively, related to the loans to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loans to Shurgard Europe, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities on our condensed consolidated statements of income.

Loans to Shurgard Europe are included on our condensed consolidated balance sheets under “Loans receivable from real estate entities.”

Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk relating to the loans to Shurgard Europe is minimal.  In addition, we believe the interest rates on the loans to Shurgard Europe approximate the market rate for loans with similar credit characteristics and tenor, and that the carrying values of the loans to Shurgard Europe approximate fair value.  The characteristics of the loans to Shurgard Europe and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in FASB Codification Section 820-10-35-52.

Other Comprehensive Income

Other comprehensive income consists primarily of foreign currency translation adjustments to the extent not recognized on our condensed consolidated statements of income.  Other comprehensive income is reflected as an adjustment to “Accumulated Other Comprehensive Income” in the equity section of our condensed consolidated balance sheet, and is added to our net income in determining total comprehensive income for the period as reflected in the following table:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Net income	$210,568	$129,917
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period (a)	46,347	(44,620)
Adjust for foreign currency translation adjustments recognized during the period:
Foreign currency (gain) loss (b)	(31,252)	34,843
Other comprehensive income (loss) income for the period	15,095	(9,777)
Total comprehensive income	$225,663	$120,140

(a)
Included in the foreign currency gain for the three months ended March 31, 2011 is a realized gain of $0.4 million in connection with €9.9 million of principal repayments during that period.  This gain represents the difference between the spot rates on the date the amounts were initially funded by us (1.32 U.S. Dollars per Euro) and the repayment dates (average rate of 1.36 U.S. Dollars per Euro).

(b)
The foreign currency exchange gains and losses reflected on our condensed consolidated statements of income are comprised primarily of foreign currency exchange gains and losses on the Euro-denominated loan to Shurgard Europe.

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

Included in discontinued operations are the historical operations of (i) a land-leased facility that was disposed of in the three months ended March 31, 2011 and another land-leased facility that was disposed of in the year ended December 31, 2010 when the respective land leases expired, and (ii) two self-storage facilities that were disposed of in 2010.  In addition to revenues and expenses of these operating units, discontinued operations is comprised primarily of a $253,000 loss on disposition of a land-leased facility where the landlord did not renew the lease, for the three months ended March 31, 2011, a $437,000 gain on disposition of a real estate facility for the three months ended March 31, 2010 and a $397,000 impairment charge on real estate incurred in the three months ended March 31, 2010.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

	For the Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$148,059	$34,738
Eliminate: Discontinued operations allocable to common shareholders	355	(533)
Net income from continuing operations allocable to common shareholders	$148,414	$34,205

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	169,315	168,477
Net effect of dilutive stock options - based on treasury stock method using average market price	1,067	833
Diluted weighted average common shares outstanding	170,382	169,310

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

3.     Real Estate Facilities

Activity in real estate facilities is as follows:

Three Months Ended March 31, 2011
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,587,347
Capital improvements	11,874
Acquisition of real estate facilities	28,910
Newly developed facilities opened for operations	3,737
Disposition of real estate facilities	(3,993)
Impact of foreign exchange rate changes	798
Ending balance	10,628,673
Accumulated depreciation:
Beginning balance	(3,061,459)
Depreciation expense	(84,058)
Disposition of real estate facilities	3,487
Impact of foreign exchange rate changes	(274)
Ending balance	(3,142,304)
Construction in process:
Beginning balance	6,928
Current development	4,087
Newly developed facilities opened for operations	(3,737)
Ending balance	7,278
Total real estate facilities at March 31, 2011	$7,493,647

During the three months ended March 31, 2011, we acquired five operating self-storage facilities in Nevada (386,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities from third parties for $26,196,000 in cash.  The $26,196,000 paid to third parties, combined with the elimination of the $4,738,000 book value of a land lease intangible asset related to the acquired leasehold interest was allocated $28,910,000 to real estate facilities and $2,024,000 to intangible assets.

During the three months ended March 31, 2011, we completed one expansion project to an existing facility at an aggregate cost of $3,737,000.  During three months ended March 31, 2011, net proceeds with respect to dispositions totaled $451,000 and we recorded a net loss of $55,000 ($198,000 included in “gains on disposition of real estate facilities, net” and a loss of $253,000 included in discontinued operations).

4.	Investments in Real Estate Entities

The following table sets forth our investments in the Real Estate Entities at March 31, 2011 and December 31, 2010, and our equity in earnings of real estate entities for the three months ended March 31, 2011 and 2010 (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	Investments in Real Estate Entities at
	March 31, 2011	December 31, 2010
PSB	$326,812	$323,795
Shurgard Europe	277,309	264,681
Other Investments	12,905	13,093
Total	$617,026	$601,569

	Equity in Earnings of Real Estate Entities
	For the Three Months Ended March 31,
	2011	2010
PSB	$8,784	$6,274
Shurgard Europe	4,527	3,310
Other Investments	405	377
Total	$13,716	$9,961

Included in equity in earnings of real estate entities for the three months ended March 31, 2011 is $3,017,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred units for amounts that were less than the related book value.

During the three months ended March 31, 2011 and 2010, we received cash distributions from our investment in real estate entities totaling $12,896,000 and $12,706,000, respectively.

During the three months ended March 31, 2011 and 2010, our investment in Shurgard Europe increased by approximately $14,637,000 and decreased by $8,467,000, respectively, due to the impact of changes in foreign currency exchange rates.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of March 31, 2011 and December 31, 2010, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2011 ($57.94 per share of PSB common stock), the shares and units we owned had a market value of approximately $759.4 million as compared to our book value of $326.8 million.  We account for our investment in PSB using the equity method.

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	2011	2010
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$74,124	$67,305
Costs of operations	(25,901)	(22,966)
Depreciation and amortization	(20,859)	(18,190)
General and administrative	(1,570)	(2,749)
Other items	(1,121)	4,441
Net income	$24,673	$27,841

	At March 31, 2011	At December 31, 2010
	(Amounts in thousands)

Total assets (primarily real estate)	$1,606,226	$1,621,057
Debt (a)	169,512	144,511
Other liabilities	51,773	53,421
Preferred stock and units	604,129	651,964
Common equity and units	780,812	771,161

(a)	$121 million of the debt at March 31, 2011 is payable to us.

Investment in Shurgard Europe

At March 31, 2011 and December 31, 2010, we had a 49% equity investment in Shurgard Europe, which we account for using the equity method.  At December 31, 2010, Shurgard Europe owned 116 facilities directly and had a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard” name.  On March 2, 2011, Shurgard Europe acquired the 80% interests in the joint ventures it did not own for €172.0 million, and as a result, wholly-owns all 188 facilities.  We provided the funding for this acquisition through a loan (See Note 2).

Our equity in earnings of Shurgard Europe includes our 49% equity share of Shurgard Europe’s operations.  For the three months ended March 31, 2011 and 2010, we also received from Shurgard Europe $12,835,000 and $12,609,000, respectively, of interest on the loans provided to Shurgard Europe and $505,000 and $415,000, respectively, of trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings (see table below), and the remaining 51% as interest and other income.

	2011	2010
	(Amounts in thousands)
For the three months ended March 31,
Our 49% equity share of Shurgard Europe’s net loss	$(2,009)	$(3,072)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on Shurgard Loans	6,289	6,180
Trademark license fee	247	202

Total equity in earnings of Shurgard Europe	$4,527	$3,310

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The following table sets forth selected financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances (on a consolidated basis, including the operations of the joint ventures’ 72 self-storage facilities), rather than our pro rata share, and are based upon our historical acquired book basis.

	2011	2010
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$62,248	$58,408
Interest and other income	117	76
Self-storage and ancillary cost of operations	(26,275)	(25,459)
Trademark license fee payable to Public Storage	(505)	(415)
Depreciation and amortization	(18,465)	(18,739)
General and administrative	(2,696)	(1,912)
Interest expense on third party debt	(3,516)	(2,777)
Interest expense on debt due to Public Storage	(12,835)	(12,609)
Income (expenses) from foreign currency exchange	643	(193)
Net loss	$(1,284)	$(3,620)

Net income allocated to permanent noncontrolling equity interests in subsidiaries (a)	2,816	2,649
Net loss allocated to Shurgard Europe	$(4,100)	$(6,269)

	March 31,	December 31,
	2011	2010
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,581,559	$1,503,961
Total debt to third parties	287,098	279,174
Total debt to Public Storage	750,777	495,229
Other liabilities	87,249	73,027
Equity	456,435	656,531

(a)
Includes depreciation expense allocated to the permanent noncontrolling equity interests in subsidiaries totaling $2,062,000 and $3,145,000 in the three months ended March 31, 2011 and 2010, respectively.

Other Investments

At March 31, 2011, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.  We account for our investments in these entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	2011	2010
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$4,220	$4,098
Cost of operations and other expenses	(1,692)	(1,711)
Depreciation and amortization	(656)	(610)
Net income	$1,872	$1,777

	March 31,	December 31,
	2011	2010
	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$35,751	$35,353
Total accrued and other liabilities	1,742	884
Total Partners’ equity	34,009	34,469

5.	Line of Credit and Notes Payable

At March 31, 2011, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at March 31, 2011).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at March 31, 2011).  We had no outstanding borrowings on our Credit Agreement at March 31, 2011 or at May 6, 2011.  At March 31, 2011, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $17,482,000 ($17,777,000 at December 31, 2010).

The carrying amounts of our notes payable at March 31, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matured in February 2011 (carrying amount includes $215 of unamortized premium at December 31, 2010)	-	103,532

Secured Notes Payable:

4.9% average effective rate fixed rate mortgage notes payable, secured by 97 real estate facilities with a net book value of approximately $590 million at March 31, 2011 and stated note rates between 4.95% and 7.80%, maturing at varying dates between April 2011 and September 2028 (carrying amount includes $5,352 of unamortized premium at March 31, 2011 and $6,137 at December 31, 2010)	275,422	278,425

Total notes payable	$461,882	$568,417

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

Our notes payable and our Credit Agreement each have various customary restrictive covenants, all of which we were in compliance with at March 31, 2011.

At March 31, 2011, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2011 (remainder)	$-	$27,568	$27,568
2012	-	70,761	70,761
2013	186,460	79,123	265,583
2014	-	49,111	49,111
2015	-	29,133	29,133
Thereafter	-	19,726	19,726
	$186,460	$275,422	$461,882
Weighted average effective rate	5.9%	5.0%	5.3%

We incurred interest expense (including interest capitalized as real estate totaling $80,000 and $72,000, respectively for the three months ended March 31, 2011 and 2010) with respect to our notes payable, capital leases and line of credit aggregating $7,064,000 and $7,411,000 for the three months ended March 31, 2011 and 2010, respectively.  These amounts were comprised of $8,064,000 and $8,203,000 in cash paid for the three months ended March 31, 2011 and 2010, respectively, less $1,000,000 and $792,000 in amortization of premium, respectively.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Redeemable Noncontrolling Interests in Subsidiaries

At March 31, 2011, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities, and are presented at estimated liquidation value (which approximates fair value).  We estimate the liquidation value by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  During the three months ended March 31, 2011 and 2010, these interests were increased by $153,000 and $65,000, respectively, to adjust to their estimated liquidation value.  During the three months ended March 31, 2011 and 2010, we allocated a total of $220,000 and $223,000, respectively, of income to these interests.  During the three months ended March 31, 2011 and 2010, we paid distributions to these interests totaling $294,000 and $304,000, respectively.

Permanent Noncontrolling Interests in Subsidiaries

The Permanent Noncontrolling Interests in Subsidiaries represent equity interests in 28 entities that own an aggregate of 93 self-storage facilities.  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash or other assets, or other securities that would not also be classified as equity.  The total carrying amount of the Other Permanent Noncontrolling Interests in Subsidiaries was $33,013,000 at March 31, 2011 ($32,336,000 at December 31, 2010).  During the three months ended March 31, 2011 and 2010, we allocated a total of $4,240,000 and $3,921,000, respectively, in income to these interests.  During the three months ended March 31, 2011 and 2010, we paid distributions to these interests totaling $3,563,000 and $4,467,000, respectively.

Preferred Partnership Interests

On October 25, 2010, we repurchased all of our 7.25% Series J Preferred Partnership units, representing all of our preferred partnership interests that were outstanding on that date, for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  During the three months ended March 31, 2010, we allocated a total of $1,812,000 in income to these interests based upon distributions paid.   At March 31, 2011 and December 31, 2010, we had no preferred partnership interests outstanding.

7.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At March 31, 2011 and December 31, 2010, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

			At March 31, 2011		At December 31, 2010
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	5,300	$132,500	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	20,700	517,500	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Total Cumulative Preferred Shares			486,390	$3,396,027	486,390	$3,396,027

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until events of default have been cured.  At March 31, 2011, there were no dividends in arrears.

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

See Note 12 “Subsequent Events” for further discussion regarding our Cumulative Preferred Shares.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Equity Shares, Series A

On April 15, 2010, we redeemed all of our outstanding shares of Equity Shares, Series A at $24.50 per share for aggregate redemption amount of $205.4 million.

During the three months ended March 31, 2010, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.

Equity Shares, Series AAA

On August 31, 2010, we retired all 4,289,544 outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”). During the three months ended March 31, 2010, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share.  As a result of the retirement on August 31, 2010, no further distributions will be paid for the period subsequent to June 30, 2010.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares are held by one of our wholly-owned subsidiaries.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends, including amounts paid to our restricted share unitholders, totaled $135.9 million ($0.80 per share) and $109.9 million ($0.65 per share), for the three months ended March 31, 2011 and 2010, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the three months ended March 31, 2010 (none in 2011).  Preferred share dividends totaled $57.6 million and $58.1 million for the three months ended March 31, 2011 and 2010, respectively.

8.	Related Party Transactions

Mr. Hughes, the Company’s Chairman of the Board of Trustees, and his family (collectively the “Hughes Family”) have ownership interests in, and operate approximately 52 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 16.7% of our common shares outstanding at March 31, 2011.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 52 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the three months ended March 31, 2011 and 2010, we received $142,000 and $159,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT.  The private REIT owns limited partnership interests in five affiliated partnerships.  The Hughes Family also owns limited partnership interests in all of these partnerships, and, together with the Company, Mr. Hughes is a co-general partner in three of these partnerships and in 15 other limited partnerships.  The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.  The Hughes Family also owns shares of common stock in PSB.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004 as described below.

9.      Share-Based Compensation

Stock Options

We have various stock option plans (collectively referred to as the “PS Plans”).  Under the PS Plans, the Company has granted non-qualified options to certain trustees, officers and key employees to purchase the Company’s common shares at a price equal to the fair market value of the common shares at the date of grant.  Options granted after December 31, 2002 vest generally over a five-year period and expire between eight years and ten years after the date they became exercisable.  The PS Plans also provide for the grant of restricted share units (see below) to officers, key employees and service providers on terms determined by an authorized committee of our Board.

We recognize compensation expense for stock options based upon their estimated fair value on the date of grant amortized over the applicable vesting period (the “Fair Value Method”), net of estimates for future forfeitures.  We estimate the fair value of our stock options based upon the Black-Scholes option valuation model.

For the three months ended March 31, 2011 and 2010, we recorded $703,000 and $600,000, respectively, in stock option compensation expense related to options granted after January 1, 2002.

No stock options were granted during the three months ended March 31, 2011, 174,912 options were exercised, and 16,000 options were forfeited.  A total of 2,759,980 stock options were outstanding at March 31, 2011 (2,950,892 at December 31, 2010).

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

The total value of each restricted share unit grant is amortized over the service period, net of estimates for future forfeitures, as compensation expense.  Restricted share unit grants that are subject to service conditions (other than the passage of time) are amortized using the accelerated attribution method, with each vesting of a share grant amortized separately.  We have elected to use the straight-line attribution method with respect to restricted share grants that are not subject to service conditions (other than the passage of time).  The related employer portion of payroll taxes is expensed as incurred.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

During the three months ended March 31, 2011, 78,725 restricted share units were granted, 23,715 restricted share units were forfeited and 66,539 restricted share units vested.  This vesting resulted in the issuance of 42,793 common shares.  In addition, cash compensation totaling $2,699,000 was paid to employees in lieu of 23,746 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At March 31, 2011, approximately 472,866 restricted share units were outstanding (484,395 at December 31, 2010).  A total of $4,367,000 and $2,032,000 in restricted share unit expense was recorded for the three months ended March 31, 2011 and 2010, respectively.  Restricted share unit expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, and $322,000 and $164,000 in related payroll taxes we incurred in the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company entered into a performance-based restricted share unit program with selected employees of the Company.  Under the program, the Company established a targeted restricted share unit award for selected employees, which would be earned only if the Company achieved same-store revenue growth in 2011 of at least 2% over 2010.  Depending upon the extent to which same-store revenue met or exceeded the 2% minimum target, restricted share unit awards would range from 50% to 200% of the target restricted share unit award.  To achieve 100% of the targeted award level, 2011 same-store growth over 2010 was set at 3%, and to achieve 200% of the targeted award level, 2011 same-store growth was set at 4%.  Up to approximately 266,000 restricted share units would be granted assuming achievement of the 4% same-store revenue growth target.  If awarded, 20% of the restricted share units would vest on the date of the award and an additional 20% would vest over each of the next four anniversary dates of the award, assuming continued employment with Public Storage through the vesting dates.  Based upon the expected performance of the Company for the year ending December 31, 2011 relative to the performance target, we expect that 200,000 restricted share units will be granted during the three months ending March 31, 2012.  Included in restricted share unit expense is $2,269,000 related to this performance-based restricted share unit program during the three months ended March 31, 2011.

 See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

10.      Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to the three months ended March 31, 2010 to be consistent with our current segment definition.

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 2,034 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At March 31, 2011, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.5 billion ($7.5 billion at December 31, 2010), Property Intangibles with a book value of approximately $17.0 million ($23.3 million at December 31, 2010), and the Other Investments with a net book value of $12.9 million ($13.1 million at December 31, 2010).  Substantially all of our other assets totaling $97.5 million, and our accrued and other liabilities totaling $210.8 million, ($90.5 million and $205.8 million, respectively, at December 31, 2010) are directly associated with the Domestic Self-Storage segment.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and the institutional investor which owns a 51% equity interest in Shurgard Europe, makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At March 31, 2011, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $277.3 million ($264.7 million at December 31, 2010) and loans receivable from Shurgard Europe totaling $750.8 million ($495.2 million at December 31, 2010).

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At March 31, 2011, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $326.8 million ($323.8 million at December 31, 2010) and a loan receivable from PSB totaling $121.0 million (nil at December 31, 2010).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

For the three months ended March 31, 2011

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$385,135	$-	$-	$-	$385,135
Ancillary operations	-	-	3,800	23,115	26,915
Interest and other income	-	6,803	195	770	7,768
	385,135	6,803	3,995	23,885	419,818

Expenses:
Cost of operations:
Self-storage facilities	135,386	-	-	-	135,386
Ancillary operations	-	-	1,514	7,400	8,914
Depreciation and amortization	87,869	-	673	-	88,542
General and administrative	-	-	-	14,235	14,235
Interest expense	-	-	-	6,984	6,984
	223,255	-	2,187	28,619	254,061

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain and gains on disposition of other real estate investments	161,880	6,803	1,808	(4,734)	165,757

Equity in earnings of real estate entities	405	4,527	8,784	-	13,716
Foreign currency exchange gain	-	31,252	-	-	31,252
Gains on disposition of other real estate investments	-	-	-	198	198
Income (loss) from continuing operations	162,285	42,582	10,592	(4,536)	210,923
Discontinued operations	-	-	-	(355)	(355)
Net income (loss)	$162,285	$42,582	$10,592	$(4,891)	$210,568

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

For the three months ended March 31, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$364,073	$-	$-	$-	$364,073
Ancillary operations	-	-	3,697	21,461	25,158
Interest and other income	-	6,642	-	1,574	8,216
	364,073	6,642	3,697	23,035	397,447

Expenses:
Cost of operations:
Self-storage facilities	132,340	-	-	-	132,340
Ancillary operations	-	-	1,437	6,993	8,430
Depreciation and amortization	84,062	-	655	-	84,717
General and administrative	-	-	-	10,077	10,077
Interest expense	-	-	-	7,339	7,339
	216,402	-	2,092	24,409	242,903

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, net and asset impairment charges	147,671	6,642	1,605	(1,374)	154,544

Equity in earnings of real estate entities	377	3,310	6,274	-	9,961
Foreign currency exchange loss	-	(34,843)	-	-	(34,843)
Gains on disposition of other real estate investments, net	-	-	-	333	333
Asset impairment charges	(611)	-	-	-	(611)
Income (loss) from continuing operations	147,437	(24,891)	7,879	(1,041)	129,384
Discontinued operations	-	-	-	533	533
Net income (loss)	$147,437	$(24,891)	$7,879	$(508)	$129,917

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

11.      Commitments and Contingencies

Legal Matters

We are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time.  We believe that it is unlikely that the outcome of these pending legal proceedings including employment and tenant claims, individually or in the aggregate, will have a material adverse impact upon the results of our operations or financial position.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At March 31, 2011, there were approximately 651,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.4 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.4 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At March 31, 2011, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $4 million for the remainder of 2011, $4 million per year in 2012 through 2014, $5 million in 2015 and an aggregate of $49 million in payments thereafter.

Expenses under operating leases were approximately $1.3 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.

12.      Subsequent Events

We are currently under contract to acquire two properties for approximately $28.0 million.  One property is in New York and the other property is in California.  We expect the acquisitions of these properties will close in the second quarter of 2011.  The acquisitions of these facilities are subject to customary closing conditions, and there can be no assurance that we will be able to complete these acquisitions.

During April 2011, we sold 15,000,000 depositary shares (including the exercise, in part, of the underwriters’ over-allotment option) at $25.00 per depositary share, with each depositary share representing 1/1,000 of a 6.5% Cumulative Preferred Share of Beneficial Interest, Series I, resulting in gross proceeds of $375 million.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

On April 6, 2011, we called for redemption 14,000,000 of our outstanding 20,700,000 depositary shares each representing 1/1,000 of a 7.250% Cumulative Preferred Share of Beneficial Interest, Series I at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on May 9, 2011, is $350,000,000.  In applying EITF D-42 to this redemption, we will allocate approximately $11 million of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending June 30, 2011.

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 and in our other filings with the SEC and the following:

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

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  The notes to our March 31, 2011 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

Management believes the following are critical accounting policies, the application of which has a material impact on our financial presentation.  That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

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

We therefore do not estimate or accrue any federal income tax expense for income earned and distributed related to REIT operations.  This estimate could be incorrect, because due to the complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, we cannot be assured that we actually have satisfied or will satisfy the requirements for taxation as a REIT for any particular taxable year.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income, whether or not we made or make any distributions to our shareholders.  Any resulting requirement to pay corporate income tax, including any applicable penalties or interest, would have a material adverse impact on our financial condition, results of operations and cash flows.  Unless entitled to relief under specific statutory provisions, we also would not be eligible to elect REIT status for any taxable year prior to the fifth taxable year which begins after the first taxable year for which REIT status was terminated.  There can be no assurance that we would be entitled to any statutory relief.

Impairment of Long-Lived Assets:  Substantially all of our assets, consisting primarily of real estate, are long-lived assets.  The evaluation of our long-lived assets for impairment includes determining whether indicators of impairment exist, which is a subjective process.  When any indicators of impairment are found, the evaluation of such long-lived assets then entails projections of future operating cash flows, which also involves significant judgment.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 11 to our March 31, 2011 condensed consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense represents one of our largest operating expenses totaling approximately $44 million in the three months ended March 31, 2011, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

Valuation of real estate and intangible assets acquired: In reporting the acquisition of operating self-storage facilities in our financial statements, we must estimate the fair value of the land, buildings, and intangible assets acquired in these transactions.   These estimates are based upon many assumptions, subject to a significant degree of judgment, including estimating discount rates, replacement costs of land and buildings, and estimating future cash flows from the tenant base in place at the time of the acquisition.  We believe that the assumptions we used were reasonable, however, others could come to materially different conclusions as to the estimated values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the amounts included on our consolidated balance sheets for real estate  and intangible assets.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributed 92% of our revenues for the three months ended March 31, 2011, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 10 to our March 31, 2011 condensed consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, rental income in our same store self-storage facilities declined on a year-over-year basis in each quarter of 2009. Rental income trends improved each quarter in 2010, with reduced levels of year-over-year rental income declines, and in the most recent quarter ended March 31, 2011 rental income increased 3.0%.  While trends have been improving, there can be no assurance that this trend will continue.

Another important component of our long-term growth is our access to capital and deployment of that capital.  During the year ended December 31, 2010, we acquired 42 self-storage facilities for $239.6 million.  During January 2011, we acquired five additional facilities for $19.6 million.  In February 2011, we acquired the leasehold interest in the land for one of our existing self-storage facilities for approximately $6.6 million.  We are currently under contract to acquire two additional facilities; however, these acquisitions are subject to contingencies and there can be no assurance that these acquisitions will be completed.  We believe that there may be opportunities to acquire additional facilities in the remainder of 2011, because we have continued to see facilities come to market.  There is significant competition for facilities marketed in many of the geographic locations we find attractive.  As a result, there can be no assurance that we will be able to acquire attractively priced properties.

Other investments we have made in the past, and may make in the future include i) the development and redevelopment of self-storage facilities in the U.S., ii) further investment in Shurgard Europe to allow it to develop or acquire facilities, iii) further investment in PS Business Parks, and iv) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will be even be available as investment alternatives.

At March 31, 2011, we had approximately $145.1 million of cash.  We also have access to our $300 million line of credit which expires March 27, 2012.  From March 31, 2011 through May 6, 2011, we raised approximately $375 million in gross proceeds from the issuance of our 6.5% Cumulative Preferred Shares of Beneficial Interest, Series Q. Our capital commitments for the remainder of 2011 are approximately $405.6 million include (i) $27.6 million in principal payments on debt, (ii) $28.0 million for the acquisition of two self-storage facilities described below and (iii) $350.0 million for a partial redemption of our Series I Cumulative Preferred Shares. We have no further significant commitments until 2013, when $265.6 million of existing debt comes due.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress in late 2008 and early 2009.  In 2010 we issued in aggregate $270 million (face amount) of Cumulative Preferred Shares at a weighted average rate of 6.701%.  From March 31, 2011 through May 6, 2011, we issued in aggregate $375 million (face amount) of Series Q Cumulative Preferred Shares at a rate of 6.500%.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations.

Results of Operations

Operating Results for the Three Months Ended March 31, 2011 and 2010:

For the three months ended March 31, 2011, net income allocable to our common shareholders was $148.1 million or $0.87 per diluted common share, compared to $34.7 million or $0.21 per diluted common share for the same period in 2010, representing an increase of $113.4 million or $0.66 per diluted common share.  This increase is due to (i) a foreign currency exchange gain of $31.3 million during the quarter ended March 31, 2011 as compared to a loss of $34.8 million for the same period in 2010, (ii) an Emerging Issues Task Force D-42 (“EITF D- 42”) charge totaling $25.7 million incurred in the three months ended March 31, 2010, in connection with the redemption of our Equity Shares, Series A, and (iii) improved operations of our Same Store Facilities (discussed below) and our non same store facilities.

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing 92% of our revenues for the three months ended March 31, 2011 and 2010, respectively.

To enhance year-over-year comparisons, the table that follows summarizes, and the ensuing discussion describes, the operating results of two groups of facilities that management analyzes: (i) the Same Store facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2009 and  (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2009 such as newly acquired, newly developed, or recently expanded facilities.

Self-Storage Operations Summary	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$362,937	$350,914	3.4%
Other Facilities	22,198	13,159	68.7%
Total rental income	385,135	364,073	5.8%
Cost of operations:
Same Store Facilities	127,425	127,461	0.0%
Other Facilities	7,961	4,879	63.2%
Total cost of operations	135,386	132,340	2.3%
Net operating income (a):
Same Store Facilities	235,512	223,453	5.4%
Other Facilities	14,237	8,280	71.9%
Total net operating income	249,749	231,733	7.8%
Total depreciation and amortization expense:
Same Store Facilities	(76,127)	(77,485)	(1.8)%
Other Facilities	(11,742)	(6,577)	78.5%
Total depreciation and amortization expense	(87,869)	(84,062)	4.5%

Total net income	$161,880	$147,671	9.6%

Number of facilities at period end:
Same Store Facilities	1,931	1,931	-
Other Facilities	103	56	83.9%
Net rentable square footage at period end (in thousands):
Same Store Facilities	121,582	121,582	-
Other Facilities	7,385	4,117	79.4%

(a)         See “Net Operating Income or NOI” below.

Net income with respect to our self-storage operations increased by $14.2 million or 9.6% during the three months ended March 31, 2011, when compared to the same period in 2010.  This was due to a) a $12.0 million increase in revenues for the Same Store facilities while cost of operations for those facilities remained flat, and b) a $9.0 million increase in revenues with respect to the Other Facilities due primarily to the acquisition of 42 facilities during 2010, partially offset by c) an increase of $3.1 million in cost of operations for the Other Facilities and d) increased amortization of tenant intangible assets at the 47 facilities acquired in 2010 and the three months ended March 31, 2011.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our condensed consolidated net income in our March 31, 2011 condensed consolidated financial statements.

	Three Months Ended March 31,
	2011	2010
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$235,512	$223,453
Other Facilities	14,237	8,280
Total net operating income from self-storage	249,749	231,733

Depreciation and amortization expense:
Same Store Facilities	(76,127)	(77,485)
Other Facilities	(11,742)	(6,577)
Total depreciation and amortization expense from self-storage	(87,869)	(84,062)

Net income:
Same Store Facilities	159,385	145,968
Other Facilities	2,495	1,703
Total net income from self-storage	161,880	147,671

Ancillary operating revenue	26,915	25,158
Interest and other income	7,768	8,216
Ancillary cost of operations	(8,914)	(8,430)
Depreciation and amortization, commercial	(673)	(655)
General and administrative expense	(14,235)	(10,077)
Interest expense	(6,984)	(7,339)
Equity in earnings of real estate entities	13,716	9,961
Foreign currency exchange gain (loss)	31,252	(34,843)
Gains on disposition of real estate investments	198	333
Asset impairment charges	-	(611)
Discontinued operations	(355)	533
Net income of the Company	$210,568	$129,917

Same Store Facilities

The “Same Store Facilities” represents those 1,931 facilities that are stabilized and owned since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011.  The Same Store Facilities increased from 1,925 at December 31, 2010 to 1,931 at March 31, 2011.  The following table summarizes the historical operating results of these 1,931 facilities (121.6 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2011.

SAME STORE FACILITIES	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$344,340	$334,154	3.0%
Late charges and administrative fees	18,597	16,760	11.0%
Total revenues (a)	362,937	350,914	3.4%

Cost of operations:
Property taxes	41,252	40,232	2.5%
Direct property payroll	25,580	24,849	2.9%
Media advertising	3,998	5,305	(24.6)%
Other advertising and promotion	5,706	5,049	13.0%
Utilities	9,984	9,586	4.2%
Repairs and maintenance	10,704	12,993	(17.6)%
Telephone reservation center	2,491	2,779	(10.4)%
Property insurance	2,461	2,367	4.0%
Other cost of management	25,249	24,301	3.9%
Total cost of operations (a)	127,425	127,461	0.0%
Net operating income (b)	235,512	223,453	5.4%
Depreciation and amortization expense	(76,127)	(77,485)	(1.8)%
Net income	$159,385	$145,968	9.2%

Gross margin (before depreciation and amortization expense)	64.9%	63.7%	1.9%

Weighted average for the period:
Square foot occupancy (c)	89.8%	88.3%	1.7%
Realized annual rent per occupied square foot (d)(e)	$12.62	$12.45	1.4%
REVPAF (e)(f)	$11.33	$10.99	3.1%

Weighted average at March 31:
Square foot occupancy	90.6%	88.9%	1.9%
In place annual rent per occupied square foot (g)	$13.38	$13.24	1.1%
Total net rentable square feet (in thousands)	121,582	121,582	-
Number of facilities	1,931	1,931	-

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

(b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Revenues generated by our Same Store Facilities increased by 3.4% for the quarter ended March 31, 2011, as compared to the same period in 2010.  The increase was due primarily to a 1.7% increase in weighted average square foot occupancy and a 1.4% increase in realized rent per occupied square foot, as well as an 11.0% increase in late charges and administrative fees charged to new incoming tenants.

Our operating strategy is to maintain occupancy levels for our Same Store Facilities at an average of 89% to 90% for the full year.  In order to achieve this strategy, we adjust rental rates and promotional discounts offered to new tenants as well as the frequency of television advertising, increasing or decreasing each, depending on traffic patterns of new tenants renting space offset by existing tenants vacating.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

We believe overall demand for self-storage space in virtually all of the markets in which we operate has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  Throughout 2009, we acted to restore our occupancies through rate reductions, discounting, and advertising and other promotional activities.  While limiting the occupancy reductions that we experienced in 2009, these actions reduced realized rent per occupied square foot and rental income in 2009.  Trends in occupancy and realized rent per occupied square foot steadily improved since then.  Throughout 2010, occupancy levels were higher on a year-over-year basis, giving us more pricing power and allowing rental income to increase on a year-over-year basis beginning in the third quarter of 2010.

The following chart sets forth our rental income, occupancy, and realized rent per square foot trends in our same-store facilities in 2010 and the first quarter of 2011:

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2010	(2.3)%	(2.9)%	0.6%
June 30, 2010	(0.4)%	(1.4)%	1.1%
September 30, 2010	1.1%	(0.5)%	1.6%
December 31, 2010	2.2%	0.4%	1.8%
For entire year: 2010	0.1%	(1.1)%	1.2%

March 31, 2011	3.0%	1.4%	1.7%

Notwithstanding our increases in occupancy in 2010, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  We expect to be more aggressive in increasing rental rates to existing tenants in 2011, as compared to 2010.  We expect the improved operating trends that have been experienced in the last year to continue in the quarter ending June 30, 2011.

Cost of operations (excluding depreciation and amortization) was flat in the first quarter of 2011, as compared to the same period in 2010.  Increases in property taxes and direct property payroll were offset by decreases in media advertising and repairs and maintenance.

Property tax expense increased 2.5% in the three months ended March 31, 2011, as compared to the same period in 2010, due to an expectation of increased assessments of property values and tax rates for the year ending December 31, 2011.  Because we do not receive property tax bills for many significant jurisdictions until later in the calendar year or, in some cases, until the following year, and because we challenge the assessments of certain jurisdictions, our estimated rates and assessments consider anticipated implementation of regulations and trends, which are difficult to project.  Accordingly, property tax growth may fluctuate as tax bills are received and contested assessments are resolved.

Direct property payroll expense increased by 2.9% in the first quarter of 2011, as compared to the same period in 2010.  The increase reflects higher payroll hours as well as increased incentives paid to property personnel due to improved property performance.

Media advertising decreased by 24.6% in the first quarter of 2011, as compared to the same period in 2010.    The decrease is due primarily to a reduction in television advertising costs as we decreased the number of markets in which we advertised.  Media advertising primarily includes the cost of advertising on television and varies depending on a number of factors, including our occupancy levels, the demand for storage space, and the relative cost and availability of television advertising spots.  We expect our media spending in the quarter ending June 30, 2011 to be approximately $2 million lower than the same period in 2010.

Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 13.0% in the first quarter of 2011, as compared to the same period in 2010.  These increases are due primarily to higher Internet advertising expenditures as we continue to invest and improve our positioning on major Internet search engines by bidding more aggressively on keywords related to our business.

Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our current occupancy levels, and the relative cost and efficacy of each type of advertising.  Media advertising in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses increased 4.2% in the first quarter of 2011, as compared to the same period in 2010.  The increase is due primarily to increased energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Repairs and maintenance expenditures decreased 17.6% in the first quarter of 2011, as compared to the same period in 2010.   Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, snow removal expenses were $1.1 million higher in the first quarter of 2010, as compared to the same period in 2011.  We expect minimal growth in overall repairs and maintenance expenditures in the remainder of 2011.

Telephone reservation center costs decreased 10.4% in the first quarter of 2011, as compared to the same period in 2010.   The reductions were primarily due to improved staffing management in our call centers.  We expect telephone reservation center cost to grow moderately in the remainder of 2011.

Insurance expense increased 4.0% in the first quarter of 2011, as compared to the same period in 2010.   We expect insurance expense for the full year 2011 to be flat compared to 2010.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amount)
Total revenues:
2011	$362,937
2000	$350,914	$357,637	$368,589	$364,074	$1,441,214

Total cost of operations:
2011	$127,425
2010	$127,461	$122,283	$120,461	$101,417	$471,622

Property tax expense:
2011	$41,252
2010	$40,232	$39,075	$38,954	$25,076	$143,337

Media advertising expense:
2011	$3,998
2010	$5,305	$6,463	$3,084	$-	$14,852

Other advertising and promotion expense:
2011	$5,706
2010	$5,049	$6,568	$5,542	$4,918	$22,077

REVPAF:
2011	$11.33
2010	$10.99	$11.20	$11.51	$11.38	$11.27

Weighted average realized annual rent per occupied square foot:
2011	$12.62
2010	$12.45	$12.31	$12.65	$12.79	$12.55

Weighted average occupancy levels for the period:
2011	89.8%
2010	88.3%	91.0%	91.0%	89.0%	89.8%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended March 31,
	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$53,377	$52,850	1.0%
Northern California (168 facilities)	37,393	36,378	2.8%
Texas (231 facilities)	36,066	34,743	3.8%
Florida (184 facilities)	34,586	33,501	3.2%
Illinois (121 facilities)	22,679	22,207	2.1%
Washington (91 facilities)	19,143	18,658	2.6%
Georgia (90 facilities)	13,045	12,582	3.7%
All other states (862 facilities)	146,648	139,995	4.8%
Total revenues	362,937	350,914	3.4%

Cost of operations:
Southern California	12,426	12,870	(3.4)%
Northern California	9,981	10,290	(3.0)%
Texas	14,155	14,229	(0.5)%
Florida	13,133	12,793	2.7%
Illinois	12,048	11,312	6.5%
Washington	5,350	5,208	2.7%
Georgia	4,738	4,636	2.2%
All other states	55,594	56,123	(0.9)%
Total cost of operations	127,425	127,461	0.0%

Net operating income:
Southern California	40,951	39,980	2.4%
Northern California	27,412	26,088	5.1%
Texas	21,911	20,514	6.8%
Florida	21,453	20,708	3.6%
Illinois	10,631	10,895	(2.4)%
Washington	13,793	13,450	2.6%
Georgia	8,307	7,946	4.5%
All other states	91,054	83,872	8.6%
Total net operating income	$235,512	$223,453	5.4%

Weighted average occupancy:
Southern California	91.7%	90.7%	1.1%
Northern California	91.4%	89.9%	1.7%
Texas	89.0%	87.8%	1.4%
Florida	89.4%	88.6%	0.9%
Illinois	89.2%	87.4%	2.1%
Washington	89.8%	88.7%	1.2%
Georgia	88.5%	86.2%	2.7%
All other states	89.5%	87.9%	1.8%
Total weighted average occupancy	89.8%	88.3%	1.7%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended March 31,
	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$17.80	$17.80	0.0%
Northern California	16.11	15.95	1.0%
Texas	10.06	9.89	1.7%
Florida	11.96	11.78	1.5%
Illinois	12.59	12.64	(0.4)%
Washington	13.51	13.39	0.9%
Georgia	9.31	9.30	0.1%
All other states	11.82	11.55	2.3%
Total realized rent per square foot	$12.62	$12.45	1.4%

REVPAF:
Southern California	$16.32	$16.14	1.1%
Northern California	14.72	14.34	2.6%
Texas	8.96	8.68	3.2%
Florida	10.70	10.44	2.5%
Illinois	11.23	11.04	1.7%
Washington	12.14	11.88	2.2%
Georgia	8.23	8.01	2.7%
All other states	10.59	10.16	4.2%
Total REVPAF	$11.33	$10.99	3.1%

We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  We believe that each market has been negatively impacted to some degree by general economic trends over the past two years.  Since mid-2009, however, many markets began to experience positive operating trends.  There is no assurance that these trends will continue.  Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Other Facilities

The Other Facilities include 103 facilities that were either recently acquired, recently developed, or were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Three Months Ended March 31,
	2011	2010	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities acquired in 2011	$427	$-	$427
Facilities acquired in 2010	7,386	-	7,386
Expansion facilities	14,385	13,159	1,226
Total rental income	22,198	13,159	9,039

Cost of operations before depreciation and amortization expense:
Facilities acquired in 2011	$176	$-	$176
Facilities acquired in 2010	2,989	-	2,989
Expansion facilities	4,796	4,879	(83)
Total cost of operations	7,961	4,879	3,082

Net operating income before depreciation and amortization expense:
Facilities acquired in 2011	$251	$-	$251
Facilities acquired in 2010	4,397	-	4,397
Expansion facilities	9,589	8,280	1,309
Total net operating income (a)	14,237	8,280	5,957
Depreciation and amortization expense	(11,742)	(6,577)	(5,165)
Net income	$2,495	$1,703	$792

At March 31:
Square foot occupancy:
Facilities acquired in 2011	64.5%	-	-
Facilities acquired in 2010	74.9%	-	-
Expansion facilities	85.6%	85.2%	0.5%
	80.6%	85.2%	(5.4)%

In place annual rent per occupied square foot:
Facilities acquired in 2011	$8.48	-	-
Facilities acquired in 2010	15.25	-	-
Expansion facilities	16.22	16.01	1.3%
	$15.57	$16.01	(2.7)%

Number of Facilities:
Facilities acquired in 2011	5	-	5
Facilities acquired in 2010	42	-	42
Expansion facilities	56	56	-
	103	56	47
Net rentable square feet (in thousands):
Facilities acquired in 2011	386	-	386
Facilities acquired in 2010	2,660	-	2,660
Expansion facilities	4,339	4,117	222
	7,385	4,117	3,268

(a)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.

In the three months ended March 31, 2011, we acquired five facilities in Reno, Nevada for an aggregate acquisition cost of $19,633,000. In 2010, we acquired 42 facilities for an aggregate acquisition cost of $239,643,000; 31 of these facilities were acquired in the second quarter of 2010, seven in the third quarter of 2010, and four in the fourth quarter of 2010.  Thirty-two of these 42 facilities are located in California (primarily in Los Angeles and San Francisco), three facilities are located in Chicago, IL., two facilities are located in West Palm Beach, FL., and one facility each is located in Atlanta, GA., Honolulu, HI., New Orleans, LA., Newark, NJ., and Columbus, OH.  We expect increases in revenues and expenses in the remainder of 2011 for the facilities acquired in 2010 and 2011, to the extent that the operations will be reflected for a full period in 2011 and not in the corresponding period in 2010.

During the three months ended March 31, 2011, we completed the expansion of an existing facility for $3,737,000 (80,000 net rentable square feet).

We believe that our management, promotion, and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization.  There can be no assurance that our expectations with respect to these facilities will be achieved.

The pace at which these facilities reach stabilization, and the ultimate level of cash flows to be reached upon stabilization, can be affected by the same general economic conditions that affect our Same Store Facilities.   We expect that the Other Facilities will continue to provide earnings growth during the remainder of 2011.

Equity in earnings of real estate entities

At March 31, 2011, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of real estate entities for the three months ended March 31, 2011 and 2010 consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 10 to our March 31, 2011 condensed consolidated financial statements.

Historical summary:	Three Months Ended March 31,
	2011	2010	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$19,692	$18,175	$1,517
Shurgard Europe	14,607	12,270	2,337
Other Investments	661	613	48
	34,960	31,058	3,902
Depreciation:
PSB	(8,518)	(7,456)	(1,062)
Shurgard Europe	(8,035)	(7,641)	(394)
Other Investments	(235)	(223)	(12)
	(16,788)	(15,320)	(1,468)
Other:(2):
PSB (3)	(2,390)	(4,445)	2,055
Shurgard Europe	(2,045)	(1,319)	(726)
Other Investments	(21)	(13)	(8)
	(4,456)	(5,777)	1,321

Total equity in earnings of real estate entities:
PSB	8,784	6,274	2,510
Shurgard Europe	4,527	3,310	1,217
Other Investments	405	377	28
Total equity in earnings of real estate entities	$13,716	$9,961	$3,755

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

(3)
Includes our pro rata share of benefit totaling $3.0 million from PSB’s preferred unit repurchases and $2.1 million from PSB’s gain on sale of a property for the three months ended March 31, 2011 and 2010, respectively.

Investment in PSB:  At March 31, 2011 and December 31 2010, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31 2011, PSB owned and operated 21.8 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB increased to $8,784,000 in the three months ended March 31, 2011, as compared to $6,274,000 in the same period in 2010.  This increase was primarily due to our pro rata share, $2.2 million, of the increase in net operating income of PSB’s “Non-Same Park” facilities, representing newly acquired facilities,  for the three months ended March 31, 2011, as compared to the same period in 2010.  Equity in earnings was also favorably impacted during the three months ended March 31, 2011 as the result of recognizing our pro rata share, $3.0 million, of the benefit that PSB recognized during the three months ended March 31, 2011 as a result of PSB’s preferred partnership unit repurchases.  Equity in earnings was favorably impacted during the three months ended March 31, 2010 as the result of recognizing our pro rata share, $2.1 million, of PSB’s gain on disposition of a property.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.  See Note 4 to our March 31, 2011 condensed consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe: At March 31, 2011, and for each of the three months ended March 31, 2011 and 2010, we have a 49% equity interest in Shurgard Europe, and we account for our investment in Shurgard Europe under the equity method.  Selected financial data for Shurgard Europe for each of the three months ended March 31, 2011 and 2010 is included in Note 4 to our March 31, 2011 condensed consolidated financial statements.

At December 31, 2010, Shurgard Europe’s operations were comprised of 188 facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consists of 116 wholly-owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not already own in the two joint venture partnerships (the “Acquired Joint Venture Interests”) for €172.0 million.  We loaned Shurgard Europe $237.9 million to fund the acquisition.   See Note 2 to our March 31, 2011 condensed consolidated financial statements for more information regarding loans made to Shurgard Europe.

Our equity in earnings of Shurgard Europe is comprised of our 49% equity share of Shurgard Europe’s operations.  For the three months ended March 31, 2011 and 2010, we also received from Shurgard Europe $12,835,000 and $12,609,000, respectively, of interest on the loans provided to Shurgard Europe and $505,000 and $415,000, respectively, of trademark license fees.  For financial statement purposes, 49% of the interest and trademark license fees have been classified as equity in earnings and the remaining 51% as interest and other income.  The amount of interest and trademark license fees reclassified was approximately $6.5 million and $6.4 million in the three months ended March 31, 2011 and 2010, respectively.

Equity in earnings from our investment in Shurgard Europe for the three months ended March 31, 2011 was $4,527,000 as compared to $3,310,000 for the same period in 2010, representing an increase of $1,217,000.  This increase is due primarily to our pro-rata share of the increased earnings of the Acquired Joint Venture Interests.  We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.

The Shurgard Europe Same Store Pool represents those 151 facilities that are wholly-owned at March 31, 2011 and have been operated by Shurgard Europe at a stabilized occupancy level since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011. The Shurgard Europe Same Store Pool increased from 91 at December 31, 2010 to 151 at March 31, 2011, due primarily to the inclusion of facilities previously owned by the two joint venture partnerships that Shurgard Europe now wholly-owns due to the acquisition of the Acquired Joint Venture Interests.  The following table reflects 100% of the operating results of these 151 facilities for all periods, notwithstanding that Shurgard Europe had a 20% equity interest in certain of these properties previously owned by the two joint venture partnerships prior to March 2, 2011.  We account for our investment in Shurgard Europe on the equity method of accounting; accordingly, our pro-rata share of the operating results for these facilities is included in “equity in earnings of real estate entities” on our condensed consolidated statements of income.

Selected Operating Data for the 151 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2009 (“Europe Same Store Facilities”):	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a) (b)
Revenues:
Rental income	$45,015	$44,356	1.5%
Late charges and administrative fees collected	854	724	18.0%
Total revenues	45,869	45,080	1.8%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	2,435	2,473	(1.5)%
Direct property payroll	5,514	5,525	(0.2)%
Advertising and promotion	1,375	1,554	(11.5)%
Utilities	1,344	1,291	4.1%
Repairs and maintenance	1,733	1,157	49.8%
Property insurance	261	298	(12.4)%
Other costs of management	7,689	7,784	(1.2)%
Total cost of operations	20,351	20,082	1.3%

Net operating income (c)	$25,518	$24,998	2.1%

Gross margin	55.6%	55.5%	0.2%
Weighted average for the period:
Square foot occupancy (d)	85.1%	85.5%	(0.5)%
Realized annual rent per occupied square foot (e)(f)	$26.66	$26.15	2.0%
REVPAF (f)(g)	$22.69	$22.36	1.5%
Weighted average at March 31:
Square foot occupancy	85.0%	85.2%	(0.2)%
In place annual rent per occupied square foot (h)	$30.28	$29.26	3.5%
Total net rentable square feet (in thousands)	7,935	7,935	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.400	1.400	-
Actual historical exchange rates	1.400	1.384	1.2%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three months ended March 31, 2010 have been restated using the actual exchange rate for the three months ended March 31, 2011.

(b)
We include our pro-rata share of these operating results in our condensed consolidated statements of income in “equity in earnings of real estate entities.”  The amounts incorporated in our financial statements, either consolidated or equity method amounts, are based upon the actual weighted average exchange rates for each period.

(c)
We present net operating income “NOI” of the Europe Same-Store Facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, segment performance, and comparing period-to-period and market-to-market property operating results.  In addition, the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

Shurgard Europe’s operations have been impacted by the same trends in self-storage demand that our domestic facilities faced.  Year-over-year revenue growth was 1.8% in the three months ended March 31, 2011.  At March 31, 2011, in place rental rates were 3.5% higher and average square foot occupancy was down 0.2%, as compared to March 31, 2010.   The operating results of the Europe Same Store Facilities are more volatile than the operating results of the Same Store Facilities, because of the relatively smaller size of the Europe Same Store Facilities and because these facilities are located in seven different countries.

Net operating income increased 2.1% in the three months ended March, 31, 2011 as compared to the same period in 2010.  This increase is due to a 1.8% increase in revenues, partially offset by a 1.3% increase in cost of operations.  The revenue increase in the three months ended March 31, 2011 as compared to the same period in 2010 was primarily caused by higher rental income as a result of a 2.0% increase in average realized annual rental rates per occupied square foot partially offset by a 0.5% decrease in average occupancy levels.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.

In Note 4 to our March 31, 2011 condensed consolidated financial statements, we disclose Shurgard Europe’s consolidated operating results for the three months ended March 31, 2011 and 2010.  Shurgard Europe’s consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

See “Liquidity and Capital Resources – European Activities” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at March 31, 2011 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our March 31, 2011 condensed consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.  Revenues and expenses of discontinued ancillary operations are included in discontinued operations on our condensed consolidated statements of income.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 10 to our March 31, 2011 condensed consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our consolidated statements of income.

	Three Months Ended March 31,
	2011	2010	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance	$16,755	$15,562	$1,193
Commercial	3,800	3,697	103
Merchandise and other	6,360	5,899	461
Total revenues	26,915	25,158	1,757

Ancillary Cost of Operations:
Tenant reinsurance	3,118	2,726	392
Commercial	1,514	1,437	77
Merchandise and other	4,282	4,267	15
Total cost of operations	8,914	8,430	484

Depreciation – commercial operations:	673	655	18

Ancillary net income:
Tenant reinsurance	13,637	12,836	801
Commercial	1,613	1,605	8
Merchandise and other	2,078	1,632	446
Total ancillary net income	$17,328	$16,073	$1,255

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

The increase in tenant reinsurance revenues in the three months ended March 31, 2011 as compared to the same period in 2010 is primarily attributable to an increase in the percentage of our existing tenants retaining such policies, as well as an increase in the number of facilities due to the acquisition of 42 facilities in the year ended December 31, 2010 and five facilities in the three months ended March 31, 2011.   On average, approximately 59.2%, and 57.5% of our tenants had such policies during the three months ended March 31, 2011 and 2010, respectively.  We believe that the growth in tenant reinsurance revenues in the remainder of 2011 may not be as high as experienced in 2010 because we expect less growth in the percentage of tenants retaining insurance policies.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  Merchandise revenues have been favorably impacted in the three months ended March 31, 2011 as compared to the same period in 2010 by an improved gross margin on locks sold.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $7,768,000 and $8,216,000 in the three months ended March 31, 2011 and 2010, respectively, and is comprised primarily of interest and other income from Shurgard Europe, interest on our loan to PSB and, to a lesser extent, interest earned on cash balances.

The interest and other income from Shurgard Europe is comprised of interest income on the loans receivable from Shurgard Europe as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our condensed consolidated statements of income.  Interest and other income from Shurgard Europe increased to $6,803,000 in the three months ended March 31, 2011, as compared to $6,642,000 for the same period in 2010.

We have two loans due us from Shurgard Europe.  See Note 2 to our March 31, 2011 condensed consolidated financial statements for more information regarding loans made to Shurgard Europe.  One loan totaling $237.9 million was recently provided to Shurgard Europe to fund the acquisition of interests in two joint ventures.  We expect our joint venture partner in Shurgard Europe to acquire 51%, representing their pro rata ownership of Shurgard Europe, of the loan by May 31, 2011.  Future interest income recorded in connection with these loans will be dependent upon the average outstanding balances as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

On February 9, 2011, we loaned PSB $121.0 million.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85% (1.16% per annum at March 31, 2011).  For the three months ended March 31, 2011, we recorded interest income of approximately $195,000 related to the loan.  As of March 31, 2011, the loan totaled $121.0 million.  On April 9, 2011, we received a principal repayment of $5.0 million from PSB on this loan.

The remaining interest and other income totaling $770,000 and $1,574,000 in three months ended March 31, 2011 and 2010, respectively, is comprised primarily of interest income on cash balances.  Interest rates continue to be at historically low rates.

Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments of approximately 0.1%, earned interest is expected to be minimal.

Depreciation and amortization: Depreciation and amortization expense was $88,542,000 and $84,717,000 for the three months ended March 31, 2011 and 2010, respectively.

The increase in depreciation and amortization expense for three months ended March 31, 2011, as compared to the same period in 2010 is primarily due to amortization of the tenant intangible assets we acquired in connection with the acquisition of 42 self-storage facilities during 2010 and the five facilities acquired during the three months ended March 31, 2011.  Amortization expense with respect to tenant intangible assets was $3,511,000 for three months ended March 31, 2011, as compared to $906,000 for the same period in 2010.  We expect approximately $5.1 million in intangible amortization during the remainder of 2011, with respect to our intangible assets at March 31, 2011, primarily attributable to the 42 self-storage facilities we acquired in 2010, the five self-storage facilities and the leasehold interest in the land of one of our self-storage facilities acquired in the three months ended March 31, 2011.  Future intangible amortization will also depend upon the level of acquisitions of facilities that have tenants in place.

General and administrative expense: General and administrative expense was $14,235,000, and $10,077,000 for the three months ended March 31, 2011 and 2010, respectively.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation for corporate and executive personnel.

The increase in general and administrative expense for the three months ended March 31, 2011, as compared to the same period in 2010  is due primarily to additional share-based compensation expense related to a performance-based restricted share unit program described in Note 9 to our March 31, 2011 condensed consolidated financial statements.  We expect a total of approximately 200,000 restricted share units to be granted in early 2012 under this program and as a result, a total of $2,269,000 restricted share unit expense was recorded during the three months ended March 31, 2011.  Assuming that our expectations regarding the achievement of the performance conditions are met, we expect an additional $6,807,000 of restricted share unit expense pursuant to this performance-based program to be recorded in the remainder of 2011, $4.9 million in 2012, $2.9 million in 2013, $1.6 million in 2014, and $0.7 million in 2015.  If results were to exceed our current expectations, thereby resulting in the highest potential grant under the program totaling 266,000 restricted share units, an additional $3.0 million, $1.6 million, $1.0 million, $0.5 million, and $0.3 million in compensation expense would be recorded in 2011, 2012, 2013, 2014, and 2015, respectively.

 We expect ongoing general and administrative expense to approximate $30 million to $36 million for the remainder of 2011, excluding expenses related to property acquisitions and assuming that our expectations regarding the restricted share unit plan do not change.   Costs related to property acquisitions are included in general and administrative expense; however, such expenses for the remainder of 2011 are dependent on the level of acquisitions, which is not determinable at this time.

Interest expense: Interest expense was $6,984,000 and $7,339,000 for the three months ended March 31, 2011 and 2010, respectively.

The decrease in the three months ended March 31, 2011, as compared to the same period in 2010 is due to reductions associated with scheduled principal payments, offset by a $0.5 million increase in interest expense on debt assumed in connection with property acquisitions during 2010.

See Note 5 to our March 31, 2011 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Capitalized interest expense totaled $80,000 and $72,000 for the three months ended March 31, 2011 and 2010, respectively, in connection with our development activities.

Foreign Exchange Gain (Loss): One of our loans to Shurgard Europe totaling €363.8 million ($512.9 million) is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the this loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded a foreign currency translation gain of $31,252,000 and a loss of $34,843,000 in the three months ended March 31, 2011 and 2010, respectively, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.410, 1.325, 1.345 and 1.433 at March 31, 2011, December 31, 2010, March 31, 2010 and December 31, 2009, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the Euro-denominated loan.

Discontinued Operations: Included in discontinued operations are the historical operations of (i) a land-leased facility that was disposed of in the three months ended March 31, 2011 and another land-leased facility that was disposed of in the year ended December 31, 2010 when the respective land leases expired, and (ii) two self-storage facilities that were disposed of in 2010.  In addition to revenues and expenses of these operating units, discontinued operations is comprised primarily of a $253,000 loss on disposition of a real estate facility for the three months ended March 31, 2011, a $437,000 gain on disposition of a land-leased facility where the landlord did not renew the lease, for the three months ended March 31, 2010 and a $397,000 impairment charge on real estate incurred in the three months ended March 31, 2010.

Liquidity and Capital Resources

We have $145.1 million of cash at March 31, 2011.  We believe that our cash and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

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

	For the Three Months Ended March 31,
	2011	2010
	(Amount in thousands)
Net cash provided by operating activities (a)	$264,819	$233,122

Capital improvements to maintain our facilities	(11,874)	(4,812)
Remaining operating cash flow available for distributions to equity holders	252,945	228,310

Distributions paid to noncontrolling interests	(3,857)	(6,583)

Cash from operations allocable to Public Storage shareholders	249,088	221,727
Distributions paid to Public Storage shareholders	(193,505)	(173,135)

Cash from operations available for principal payments on debt and reinvestment (b)	$55,583	$48,592

(a)	Represents net cash provided by operating activities for each respective period as presented in our March 31, 2011 condensed consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at March 31, 2011, (ii) internally generated retained cash flows, (iii) depending upon current market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Our credit ratings on each of our series of preferred shares are “Baa1” by Moody’s, “BBB+” by Standard & Poor’s and “A-” by Fitch Ratings.

Summary of Current Cash Balances and Short-term Capital Commitments:  At March 31, 2011, we had approximately $145.1 million of cash.  We also have access to our $300 million line of credit which expires March 27, 2012.  From March 31, 2011 through May 6, 2011, we raised approximately $375 million in gross proceeds from the issuance of our 6.5% Cumulative Preferred Shares of Beneficial Interest, Series Q.  Our capital commitments for the remainder of 2011 are approximately $405.6 million include (i) $27.6 million in principal payments on debt, (ii) $28.0 million for the acquisition of two self-storage facilities described below and (iii) $350.0 million for a partial redemption of our Series I Cumulative Preferred Shares. We have no further significant commitments until 2013, when $265.6 million of existing debt comes due.

PSB Loan: On February 9, 2011, we loaned PSB $121.0 million which PSB used to re-pay borrowings and repurchase preferred stock.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85%.  On April 9, 2011, PSB repaid $5.0 million of the outstanding principal on this loan.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at May 6, 2011.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress experienced in late 2008 and early 2009.  During 2010, we issued preferred shares at favorable rates (in April and May, 2010, we issued cumulative preferred shares at a rate of 6.875% for gross proceeds of $145 million, and in October 2010 we issued cumulative preferred shares at a rate of 6.500% for gross proceeds of $125 million).  From March 31, 2011 through May 6, 2011, we issued cumulative preferred shares at a rate of 6.500% for gross proceeds of $375 million.  Despite our recent issuances of preferred equity, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At March 31, 2011, outstanding debt totaled approximately $461.9 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2011 (remainder)	$-	$27,568	$27,568
2012	-	70,761	70,761
2013	186,460	79,123	265,583
2014	-	49,111	49,111
2015	-	29,133	29,133
Thereafter	-	19,726	19,726
	$186,460	$275,422	$461,882

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At March 31, 2011, we have 1,937 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio. We incurred capital improvements totaling $11.9 million during the three months ended March 31, 2011.  During the remainder of 2011, we expect to incur approximately $67 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate distributions paid during the three months ended March 31, 2011 totaled $193.5 million, consisting of the following (amounts in thousands):

Cumulative preferred shareholders	$57,617
Common shareholders and restricted share unitholders	135,888
Total REIT qualifying distributions	$193,505

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at March 31, 2011, including the impact of issuing $375 million face amount of our Series Q preferred stock, and the redemption of $350 million face amount of our Series I preferred shares, to be approximately $230 million per year, assuming no additional preferred share issuances or redemptions during the remainder of 2011.

On May 5, 2011, our Board of Trustees declared a regular common dividend of $0.95 per common share, which represents an 18.75% increase from the previous regular common dividend of $0.80 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to permanent noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $3,857,000 and $4,771,000 in the three months ended March 31, 2011 and 2010, respectively, which represents our expectations with respect to future distribution levels.

Obligations with Respect to Acquisition and Development Activities: At March 31, 2011, we are currently under contract to acquire two properties for approximately $28.0 million.  One property is in New York and the other property is in California.  We expect the acquisitions of these properties will close in the second quarter of 2011.  The acquisitions of these facilities are subject to customary closing conditions, and there can be no assurance that we will be able to complete these acquisitions.

During the remainder of 2011, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

We have a minimal development pipeline at March 31, 2011 and have no current plans to expand our development activities.  We plan on financing these activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

European Activities: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of March 31, 2011, Shurgard Europe owed us $750.8 million, comprised of two loans.  The first loan, denominated in Euros, totaling €363.8 million ($512.9 million) as of March 31, 2011, matures on March 31, 2013, and bears interest at 9.0% per annum.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  During the three months ended March 31, 2011, Shurgard Europe repaid €9.9 million ($13.4 million) of the loan.  Future prepayments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.

On February 28, 2011, we loaned Shurgard Europe $237.9 million which was used by Shurgard Europe on March 2, 2011 to acquire the 80% interests it did not already own in two joint ventures that own a total of 72 self-storage facilities (3.6 million square feet of storage space).  This loan bears interest at a fixed rate of 7.0% per annum, matures May 31, 2011 and is denominated in U.S. Dollars.  As of March 31, 2011, this loan totaled $237.9 million.  We expect our joint venture partner in Shurgard Europe to acquire 51%, representing their pro rata ownership of Shurgard Europe, of the loan by May 31, 2011.  Following our joint venture partner’s funding of its pro rata share, the loan will be restructured, and we do not expect repayment of this loan in the short-term.

Shurgard Europe had approximately €198.8 million ($280.3 million) of outstanding debt payable to third parties at March 31, 2011, which is secured by 72 of its properties without recourse to Shurgard Europe, Public Storage, or any third party.  One loan totaling €90.8 million ($128.0 million), is due in May 2011 with an option to extend one additional year, and the other loan totaling €108.0 million ($152.3 million), is due in July 2013.

Redemption of Preferred Securities: As of March 31, 2011, several series of our preferred securities were redeemable at our option upon at least 30 days notice with dividend rates ranging from 6.125% to 7.000% and have an aggregate redemption value of approximately $1.2 billion.  During the remainder of 2011, we have an additional $1.1 billion liquidation value of our preferred securities that become redeemable, including the remaining $168 million of our 7.25% Series I Cumulative Preferred Shares that as of May 6, 2011 have not yet been called for redemption and $425 million of our 7.25% Series K Cumulative Preferred Shares which are available for redemption on May 3, 2011 and August 8, 2011, respectively.   Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

On April 6, 2011, we called for a partial redemption of 14,000,000 of our outstanding 20,700,000 depositary shares (or approximately 67.6%) each representing 1/1,000 of a 7.250% Cumulative Preferred Share of Beneficial Interest, Series I at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on May 9, 2011, is $350,000,000.  In applying EITF D-42 to this redemption, we will allocate $10,753,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending June 30, 2011.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 6, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2011 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2011 (Remainder)	2012	2013	2014	2015	Thereafter

Long-term debt (1)	$520,178	$45,118	$91,697	$275,532	$$53,050	$30,423	$24,358

Operating leases (2)	69,679	3,621	3,972	4,028	3,963	5,074	49,021

Construction commitments (3)	14,656	11,725	2,931	-	-	-	-

Total	$604,513	$60,464	$98,600	$279,560	$57,013	$35,497	$73,379

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 5 to our March 31, 2011 condensed consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at March 31, 2011.

Off-Balance Sheet Arrangements: At March 31, 2011 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At March 31, 2011, our debt as a percentage of total equity (based on book values) was 5.3%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At March 31, 2011, our Series W, Series X, Series Y, Series Z, Series A, Series C, Series D, Series E, Series F, Series G and Series H preferred shares are currently redeemable by us at our option.  Under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 7 to our March 31, 2011 condensed consolidated financial statements.

Our market-risk sensitive instruments include notes payable, which totaled $461,882,000 at March 31, 2011.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $277.3 million at March 31, 2011.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €363.8 million ($512.9 million) at March 31, 2011.  We have another loan receivable from Shurgard Europe, which is denominated in U.S. Dollars, totaling $237.9 million at March 31, 2011.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2011 (dollar amounts in thousands).

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt	$27,568	$70,761	$265,583	$49,111	$29,133	$19,726	$461,882	$467,250
Average interest rate	5.36%	5.43%	5.25%	5.03%	5.03%	5.03%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of March 31, 2011, we have no borrowings under our line of credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.	Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2010, in Part I, Item 1A, Risk Factors.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from those stated in forward-looking statements in this Form 10-Q and elsewhere. In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 6, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2011.  During the three months ended March 31, 2011 we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Item 4.	(Removed and reserved)

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

  DATED:  May 6, 2011

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.

3.3	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.4	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.5	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.6	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.7	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.9	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.10	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.11	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.12	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.14	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.16	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.17	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.18	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.

3.19	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.

3.20	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series P. Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

3.21	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated April 6, 2011 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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