Form 10-Q
period 2011-06-30
Public Storage
filed 2011-08-08
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 3, 2011:

Common Shares of beneficial interest, $.10 par value per share – 170,663,565 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	2

	Condensed Consolidated Statement of Equity for the Six Months Ended June 30, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35 – 63

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64

Item 4.	Controls and Procedures	65

PART II	OTHER INFORMATION (Items 3 and 5 are not applicable)

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66 – 67

Item 4.	(Removed and reserved)	67

Item 6.	Exhibits	67

PUBLIC STORAGE
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents	$144,487	$456,252
Marketable securities	-	102,279
Real estate facilities, at cost:
Land	2,795,770	2,789,227
Buildings	7,887,522	7,798,120
	10,683,292	10,587,347
Accumulated depreciation	(3,227,804)	(3,061,459)
	7,455,488	7,525,888
Construction in process	8,531	6,928
	7,464,019	7,532,816

Investment in real estate entities	733,054	601,569
Goodwill, net	174,634	174,634
Intangible assets, net	33,958	42,091
Loans receivable from real estate entities	630,606	495,229
Other assets	91,578	90,463
Total assets	$9,272,336	$9,495,333

LIABILITIES AND EQUITY

Notes payable	$449,519	$568,417
Accrued and other liabilities	227,869	205,769
Total liabilities	677,388	774,186

Redeemable noncontrolling interests in subsidiaries	12,325	12,213

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 480,690 shares issued (in series) and outstanding, (486,390 at December 31, 2010) at liquidation preference	3,253,527	3,396,027
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 169,507,379 shares issued and outstanding (169,252,819 at December 31, 2010)	16,952	16,927
Paid-in capital	5,518,738	5,515,827
Accumulated deficit	(237,689)	(236,410)
Accumulated other comprehensive income (loss)	1,666	(15,773)
Total Public Storage shareholders’ equity	8,553,194	8,676,598
Equity of permanent noncontrolling interests in subsidiaries	29,429	32,336
Total equity	8,582,623	8,708,934
Total liabilities and equity	$9,272,336	$9,495,333

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Self-storage facilities	$395,378	$373,536	$780,513	$737,609
Ancillary operations	28,891	27,077	55,806	52,235
Interest and other income	10,575	7,032	18,343	15,248
	434,844	407,645	854,662	805,092
Expenses:
Cost of operations:
Self-storage facilities	129,790	127,694	265,176	260,034
Ancillary operations	9,597	9,539	18,511	17,969
Depreciation and amortization	89,186	84,879	177,728	169,596
General and administrative	12,593	10,081	26,828	20,158
Interest expense	5,933	7,278	12,917	14,617
	247,099	239,471	501,160	482,374
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain (loss), (loss) gains on disposition of real estate investments, gain on early retirement of debt and asset impairment charges	187,745	168,174	353,502	322,718
Equity in earnings of real estate entities	12,770	8,788	26,486	18,749
Foreign currency exchange gain (loss)	10,496	(49,204)	41,748	(84,047)
(Loss) gains on disposition of real estate investments	(70)	63	128	396
Gain on early retirement of debt	-	283	-	283
Asset impairment charges	-	(1,338)	-	(1,949)
Income from continuing operations	210,941	126,766	421,864	256,150
Discontinued operations	-	4,410	(355)	4,943
Net income	210,941	131,176	421,509	261,093
Net income allocated to noncontrolling interests in subsidiaries	(4,497)	(6,138)	(8,957)	(12,094)
Net income allocable to Public Storage shareholders	$206,444	$125,038	$412,552	$248,999
Allocation of net income to Public Storage shareholders:
Preferred shareholders based on distributions paid	$58,639	$58,879	$116,256	$116,987
Preferred shareholders based on redemptions	15,899	5,063	15,899	5,063
Equity Shares, Series A	-	-	-	5,131
Equity Shares, Series A based on redemptions	-	-	-	25,746
Restricted share units	391	259	823	497
Common shareholders	131,515	60,837	279,574	95,575
	$206,444	$125,038	$412,552	$248,999
Net income per common share – basic
Continuing operations	$0.78	$0.33	$1.65	$0.54
Discontinued operations	-	0.03	-	0.03
	$0.78	$0.36	$1.65	$0.57
Net income per common share – diluted
Continuing operations	$0.77	$0.33	$1.64	$0.53
Discontinued operations	-	0.03	-	0.03
	$0.77	$0.36	$1.64	$0.56
Basic weighted average common shares outstanding	169,492	168,804	169,404	168,641
Diluted weighted average common shares outstanding	170,401	169,629	170,392	169,470

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests In Subsidiaries	Total Equity
Balance at December 31, 2010	$3,396,027	$16,927	$5,515,827	$(236,410)	$(15,773)	$8,676,598	$32,336	$8,708,934
Issuance of cumulative preferred shares (15,000,000 shares) (Note 7)	375,000	-	(11,336)	-	-	363,664	-	363,664
Redemption of cumulative preferred shares (20,700,000 shares) (Note 7)	(517,500)	-	-	-	-	(517,500)	-	(517,500)
Issuance of common shares in connection with share-based compensation (254,560 shares) (Note 9)	-	25	12,948	-	-	12,973	-	12,973
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 9)	-	-	8,503	-	-	8,503	-	8,503
Adjustments of redeemable noncontrolling interests in subsidiaries to liquidation value (Note 6)	-	-	-	(218)	-	(218)	-	(218)
Acquisition of permanent noncontrolling interests in subsidiaries	-	-	(7,204)	-	-	(7,204)	(4,822)	(12,026)
Net income	-	-	-	421,509	-	421,509	-	421,509
Net income allocated to (Note 6):
Redeemable noncontrolling interests in subsidiaries	-	-	-	(461)	-	(461)	-	(461)
Permanent noncontrolling equity interests	-	-	-	(8,496)	-	(8,496)	8,496	-
Distributions to equity holders:
Cumulative preferred shares (Note 7)	-	-	-	(116,256)	-	(116,256)	-	(116,256)
Permanent noncontrolling interests in subsidiaries	-	-	-	-	-	-	(6,581)	(6,581)
Holders of unvested restricted share units	-	-	-	(821)	-	(821)	-	(821)
Common shares ($1.75 per share)	-	-	-	(296,536)	-	(296,536)	-	(296,536)
Other comprehensive income (Note 2)	-	-	-	-	17,439	17,439	-	17,439

Balance at June 30, 2011	$3,253,527	$16,952	$5,518,738	$(237,689)	$1,666	$8,553,194	$29,429	$8,582,623

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$421,509	$261,093
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposition of real estate investments, including amounts in discontinued operations	125	(5,483)
Gain on early retirement of debt	-	(283)
Asset impairment charges, including amounts in discontinued operations	-	2,544
Depreciation and amortization, including amounts in discontinued operations	177,739	170,091
Distributions received from real estate entities in excess of equity in earnings of real estate entities	2,892	6,272
Foreign currency exchange (gain) loss	(41,748)	84,047
Other	21,947	7,331
Total adjustments	160,955	264,519
Net cash provided by operating activities	582,464	525,612
Cash flows from investing activities:
Capital improvements to real estate facilities	(44,292)	(37,002)
Construction in process	(10,531)	(8,371)
Acquisition of real estate facilities and property intangibles (Note 3)	(34,361)	(66,378)
Proceeds from sales of other real estate investments	400	10,753
Loans to real estate entities	(358,877)	-
Proceeds from repayments of loans receivable from real estate entities	27,289	1,532
Proceeds from disposition of loan receivable from real estate entities (Note 2)	121,317	-
Acquisition of investments in real estate entities	(1,274)	-
Net sales (purchases) of marketable securities	102,230	(95,248)
Other investing activities	3,841	9,811
Net cash used in investing activities	(194,258)	(184,903)
Cash flows from financing activities:
Principal payments on notes payable	(126,813)	(55,181)
Net proceeds from the issuance of common shares	12,973	26,215
Issuance of cumulative preferred shares	363,664	140,216
Repurchases of cumulative preferred shares	(517,500)	(155,000)
Repurchases of Equity Shares, Series A	-	(205,366)
Acquisition of permanent noncontrolling equity interests	(12,026)	-
Distributions paid to Public Storage shareholders	(413,613)	(367,565)
Distributions paid to noncontrolling interests	(7,148)	(12,261)
Net cash used in financing activities	(700,463)	(628,942)
Net decrease in cash and cash equivalents	(312,257)	(288,233)
Net effect of foreign exchange translation on cash	492	(1,220)
Cash and cash equivalents at the beginning of the period	456,252	763,789
Cash and cash equivalents at the end of the period	$144,487	$474,336

See accompanying notes.

PUBLIC STORAGE
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Six Months Ended June 30,
	2011	2010
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(486)	$828
Investment in real estate entities	(16,543)	19,108
Loan receivable from real estate entities	(41,666)	83,140
Accumulated other comprehensive loss	59,187	(104,296)

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(218)	(160)
Redeemable noncontrolling interests	218	160

Conversion of note receivable from Shurgard Europe to investment (Note 2)
Loan receivable from real estate entities	116,560	-
Investment in real estate entities	(116,560)	-

Real estate acquired in connection with elimination of intangible assets	(4,738)	-
Intangible assets eliminated in connection with acquisition of real estate	4,738	-

Real estate acquired in exchange for assumption of note payable	(9,679)	(131,698)
Note payable assumed in connection with acquisition of real estate	9,679	131,698

See accompanying notes.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

At June 30, 2011, we had direct and indirect equity interests in 2,054 self-storage facilities (with approximately 130.3 million net rentable square feet) located in 38 states operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet), all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 23.5 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonality and other factors.  The accompanying unaudited condensed consolidated financial statements should be read together with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts previously reported in our December 31, 2010 and June 30, 2010 financial statements have been reclassified to conform to the June 30, 2011 presentation, as a result of discontinued operations.

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
June 30, 2011
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

Collectively, at June 30, 2011, the Company and its Subsidiaries own a total of 2,042 real estate facilities included in continuing operations, consisting of 2,035 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.

At June 30, 2011, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, and various limited and joint venture partnerships (the partnerships referred to as the “Other Investments”).  At June 30, 2011, the Other Investments own in aggregate 19 self-storage facilities with 1.1 million net rentable square feet in the U.S.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Income Taxes

For all taxable years subsequent to 1980, the Company has qualified and intends to continue to qualify as a real estate investment trust (“REIT”), as defined in Section 856 of the Internal Revenue Code.  As a REIT, we do not incur federal or significant state tax on that portion of our taxable income which is distributed to our shareholders, provided that we meet certain tests.  We believe we have met these tests during 2010, for the two quarters ended June 30, 2011, and we expect to meet these tests for the rest of 2011 and, accordingly, no provision for federal income taxes has been made in the accompanying condensed consolidated financial statements on income produced and distributed on real estate rental operations.  We have business operations in taxable REIT subsidiaries that are subject to regular corporate tax on their taxable income, and such corporate taxes attributable to these operations are presented in ancillary cost of operations in our accompanying condensed consolidated statements of income.  We also are subject to certain state taxes, which are presented in general and administrative expense in our accompanying condensed consolidated statements of income.  We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements with respect to all tax periods which remain subject to examination by major tax jurisdictions as of June 30, 2011.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Acquisitions of operating self-storage facilities are accounted for under the provisions of Codification Section 805, “Business Combinations.”  The net acquisition cost includes cash paid to the seller as well as the fair value of any mortgage debt assumed.  In the case of multiple facilities acquired in a single transaction, the aggregate acquisition cost is allocated to each facility based upon the relative estimated fair value of each facility.  Any difference between the acquisition cost and the fair value of the real estate facilities is recorded as goodwill.  The acquisition cost of each facility is allocated based upon the relative estimated fair values of the underlying land, buildings, and intangibles such as the self-storage tenants in place.  Significant judgment is used to estimate fair values in recording our business combinations, and the valuation process utilizes significant unobservable inputs, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Marketable securities consist of short-term investments in high-grade corporate securities rated A1 by Standard and Poor’s.  Because we have the positive intent and ability to hold these securities to maturity, the securities are stated at amortized cost and the related unrecognized gains and losses are excluded from earnings and other comprehensive income.  The difference between interest income that is imputed using the effective interest method and the actual note interest collected is recorded as an adjustment to the marketable security balance; our marketable securities were decreased $49,000 and $202,000 during the six months ended June 30, 2011 and 2010, respectively, in applying the effective interest method.  The amortized cost, gross unrecognized holding losses, and fair value of our marketable securities were $102,279,000, ($41,000) and $102,238,000, respectively, at December 31, 2010.  The characteristics of the marketable securities and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is defined in Codification Section 820-10-35-47.  We periodically assess our marketable securities for other-than-temporary impairment.  Any such other-than-temporary impairment from credit loss is recognized as a realized loss and measured as the excess of carrying value over fair value at the time the assessment is made.  During each of the six months ended June 30, 2011 and 2010, we had no other-than-temporary impairment losses.  All of our marketable securities held as of December 31, 2010 matured during the three months ended March 31, 2011.  As of June 30, 2011, we held no marketable securities.

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

At June 30, 2011, due primarily to our investment in and loans receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

We estimate the fair value of our notes payable to be $455,928,000 at June 30, 2011, based primarily upon discounting the future cash flows under each respective note at an interest rate that approximates loans with similar credit quality and term to maturity.  The characteristics of the notes payable and comparative metrics utilized in our evaluation represent significant observable inputs, which are “Level 2” inputs as the term is utilized in Codification Section 820-10-35-47.

We have estimated the fair value of our financial instruments using available market information and appropriate valuation methodologies.  Considerable judgment is required in interpreting market data to develop estimates of market value.  Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations, and has an indeterminate life.  Each business combination from which our goodwill arose was for the acquisition of single businesses and accordingly, the allocation of our goodwill to our business segments is based directly on such acquisitions. Our goodwill balance of $174,634,000 is reported net of accumulated amortization of $85,085,000 as of June 30, 2011 and December 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

At June 30, 2011, our Property Intangibles have a net book value of $15,134,000 ($23,267,000 at December 31, 2010).  Accumulated amortization totaled $25,518,000 at June 30, 2011 ($21,844,000 at December 31, 2010), and amortization expense of $2,636,000 and $2,408,000 was recorded for the three months ended June 30, 2011 and 2010, respectively, and $6,147,000 and $3,314,000 was recorded for the six months ended June 30, 2011 and 2010, respectively.  During the six months ended June 30, 2011, our Property Intangibles were increased by $2,752,000 in connection with the acquisition of six self-storage facilities and the leasehold interest in the land of one of our existing self-storage facilities (Note 3).  The acquisition of this leasehold interest resulted in the reclassification of Property Intangibles totaling $4,738,000 to real estate facilities, during the six months ended June 30, 2011.

In addition to the Property Intangibles, we also have an intangible asset representing the estimated acquisition-date fair value of the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, with a book value of $18,824,000 at June 30, 2011 and December 31, 2010.  The Shurgard trade name has an indefinite life and, accordingly, we do not amortize this asset but instead analyze it on an annual basis for impairment.  No impairments have been noted from any of our annual evaluations.

Evaluation of Asset Impairment

We evaluate our real estate, Property Intangibles, and other long-lived assets for impairment on a quarterly basis.  We first evaluate these assets for indicators of impairment, and if any indicators of impairment are noted, we determine whether the carrying value of such assets is in excess of the future estimated undiscounted cash flows attributable to these assets.  If there is excess carrying value over such future undiscounted cash flows, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Any long-lived assets which we expect to sell or otherwise dispose of prior to their estimated useful life are stated at the lower of their estimated net realizable value (estimated fair value less cost to sell) or their carrying value.  During the six months ended June 30, 2010, we recorded impairment charges totaling $2,544,000, comprised of $1,735,000 in real estate facilities, of which $397,000 is reflected under “discontinued operations” on our condensed consolidated statements of income, $611,000 in other assets, and $198,000 in intangible assets related to a ground lease and which is reflected under “discontinued operations” on our condensed consolidated statements of income.  No additional impairments were identified from our evaluations in any periods presented in the accompanying condensed consolidated financial statements.

We evaluate impairment of goodwill annually by reporting unit.  No impairment of our goodwill was identified in our annual evaluation at December 31, 2010, nor were there any indicators of impairment at June 30, 2011.

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
June 30, 2011
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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities included on our consolidated balance sheets, including our equity investment in, and our loan receivable from, Shurgard Europe, are translated at end-of-period exchange rates, while revenues, expenses, and equity in earnings in the related real estate entities, are translated at the average exchange rates in effect during the period.  The Euro, which represents the functional currency used by a majority of the foreign operations we have an interest in, was translated at an end-of-period exchange rate of approximately 1.439 U.S. Dollars per Euro at June 30, 2011 (1.325 at December 31, 2010), and average exchange rates of 1.438 and 1.273 for the three months ended June 30, 2011 and 2010, respectively, and 1.402 and 1.329 for the six months ended June 30, 2011 and 2010, respectively.  Equity is translated at historical rates and the resulting cumulative translation adjustments, to the extent not included in net income, are included as a component of accumulated other comprehensive income (loss) until the translation adjustments are realized.  See “Other Comprehensive Income” below for further information regarding our foreign currency translation gains and losses.

Fair Value Accounting

As the term is used in our financial statements, “fair value” is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier fair value hierarchy described in the Codification Section 820-10-35.  See “Loan Receivable from Shurgard Europe” below, and “Financial Instruments” and “Real Estate Facilities” above, as well as “Redeemable Noncontrolling Interests in Subsidiaries” and “Other Permanent Noncontrolling Interests in Subsidiaries” in Note 6 for information regarding our fair value measurements.

Loans Receivable from Real Estate Entities

On February 9, 2011, we loaned PSB $121.0 million.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85% (1.10% per annum at June 30, 2011).  For the three and six months ended June 30, 2011, we recorded interest income of approximately $328,000 and $523,000, respectively, related to the loan.  We received $5,000,000 in principal repayments on this loan during the three months ended June 30, 2011.  As of June 30, 2011, the loan totaled $116.0 million.

As of June 30, 2011, we had a €357.6 million loan receivable from Shurgard Europe totaling $514.6 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During each applicable period, because we expect repayment of this Euro-denominated loan within two years of each respective balance sheet date, we recognize foreign exchange rate gains or losses in income due to changes in exchange rates between the Euro and the U.S. Dollar. Foreign currency gains totaled $10,565,000 and $41,666,000 in the three and six months ended June 30, 2011, respectively, as compared to losses of $48,680,000 and $83,140,000 for the same periods in 2010.  Loan fees collected from Shurgard Europe are amortized on a straight-line basis as interest income over the applicable term to which the fee applies.  We received €16.1 million ($22.3 million) in principal repayments on this loan during the six months ended June 30, 2011 and €18.2 million ($24.5 million) in the year ended December 31, 2010.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On February 28, 2011, we loaned Shurgard Europe an additional $237.9 million. This loan bore interest at a fixed rate of 7.0% per annum and was denominated in U.S. Dollars.

On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the $237.9 million loan from us for $121.3 million.  The loan was effectively exchanged for an equity interest in Shurgard Europe.

For the three and six months ended June 30, 2011 we recorded interest income of approximately $7,824,000 and $14,370,000, respectively, as compared to $5,833,000 and $12,263,000 for the same periods in 2010, related to the loans to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.

Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk relating to the loan to Shurgard Europe is mitigated.  In addition, we believe the interest rates on the loans to Shurgard Europe approximate the market rate for loans with similar credit characteristics and tenor, and that the carrying values of the loans to Shurgard Europe approximate fair value.  The characteristics of the loans to Shurgard Europe and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in Codification Section 820-10-35-52.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net income	$210,941	$131,176	$421,509	$261,093
Other comprehensive income (loss):
Aggregate foreign currency translation adjustments for the period (a)	12,840	(59,676)	59,187	(104,296)
Adjust for foreign currency translation adjustments recognized during the period:
Foreign currency (gain) loss (b)	(10,496)	49,204	(41,748)	84,047
Other comprehensive income (loss) for the period	2,344	(10,472)	17,439	(20,249)
Total comprehensive income	$213,285	$120,704	$438,948	$240,844

(a)
Included in the foreign currency gain for the three and six months ended June 30, 2011 are realized gains of $0.6 million and $1.0 million, respectively, in connection with €6.2 million and €16.1 million of principal repayments during these respective periods.  These gains represent the difference between the spot rates on the date the amounts were initially funded by us (1.32 U.S. Dollars per Euro) and the repayment dates.

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

Included in discontinued operations are the historical operations of (i) land-leased facilities that were disposed of in 2010 and 2011 when the respective land leases expired, and (ii) two self-storage facilities that were disposed of in 2010.  In addition to revenues and expenses of these operating units, discontinued operations is comprised primarily of a $253,000 loss on disposition of a land-leased facility for the six months ended June 30, 2011, $4,650,000 and $5,087,000 in gains on disposition of real estate facilities for the three and six months ended June 30, 2010, respectively, and a $397,000 impairment charge on real estate incurred in the six months ended June 30, 2010.

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The remaining net income is allocated among our regular common shares, restricted share units, and our Equity Shares, Series A based upon the dividends declared (or accumulated) for each security in the period, combined with each security’s participation rights in undistributed earnings.  Net income allocated to the Equity Shares, Series A for the six months ended June 30, 2010 also includes $25.7 million, representing the excess of cash paid to redeem the securities over the original issuance proceeds.  We redeemed all of these securities on April 15, 2010.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our condensed consolidated statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$131,515	$60,837	$279,574	$95,575

Eliminate: Discontinued operations allocable to common shareholders	-	(4,410)	355	(4,943)
Net income from continuing operations allocable to common shareholders	$131,515	$56,427	$279,929	$90,632

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	169,492	168,804	169,404	168,641
Net effect of dilutive stock options - based on treasury stock method using average market price	909	825	988	829
Diluted weighted average common shares outstanding	170,401	169,629	170,392	169,470

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Six Months Ended June 30, 2011
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,587,347
Capital improvements	44,292
Acquisition of real estate facilities	46,026
Newly developed facilities opened for operations	8,928
Disposition of real estate facilities	(4,080)
Impact of foreign exchange rate changes	779
Ending balance	10,683,292
Accumulated depreciation:
Beginning balance	(3,061,459)
Depreciation expense	(169,607)
Disposition of real estate facilities	3,555
Impact of foreign exchange rate changes	(293)
Ending balance	(3,227,804)
Construction in process:
Beginning balance	6,928
Current development	10,531
Newly developed facilities opened for operations	(8,928)
Ending balance	8,531
Total real estate facilities at June 30, 2011	$7,464,019

During the six months ended June 30, 2011, we acquired five operating self-storage facilities in Nevada and one in New York (524,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities from third parties for $44,040,000, consisting of $34,361,000 of cash and the assumption of mortgage debt with a fair value of $9,679,000.  The aggregate cost of $44,040,000, combined with the elimination of the $4,738,000 book value of a land lease intangible asset related to the acquired leasehold interest was allocated $46,026,000 to real estate facilities and $2,752,000 to intangible assets.

During the six months ended June 30, 2011, we completed two expansion projects to existing facilities at an aggregate cost of $8,928,000.  During the six months ended June 30, 2011, net proceeds with respect to dispositions totaled $400,000 and we recorded a net loss of $125,000 ($128,000 included in “gains on disposition of real estate facilities, net” and a loss of $253,000 included in discontinued operations).

4.	Investments in Real Estate Entities

The following table sets forth our investments in the Real Estate Entities at June 30, 2011 and December 31, 2010, and our equity in earnings of real estate entities for the three and six months ended June 30, 2011 and 2010:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	Investments in Real Estate Entities at
	June 30, 2011	December 31, 2010
	(Amounts in thousands)
PSB	$327,126	$323,795
Shurgard Europe	391,887	264,681
Other Investments	14,041	13,093
Total	$733,054	$601,569

	Equity in Earnings of Real Estate Entities
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
PSB	$6,081	$4,914	$14,865	$11,188
Shurgard Europe	6,242	3,459	10,769	6,769
Other Investments	447	415	852	792
Total	$12,770	$8,788	$26,486	$18,749

Included in equity in earnings of real estate entities for the six months ended June 30, 2011 is $3,017,000, representing our share of the earnings allocated from PSB’s preferred shareholders as a result of PSB’s repurchases of preferred units for amounts that were less than the related book value.

During the six months ended June 30, 2011 and 2010, we received cash distributions from our investment in real estate entities totaling $29,378,000 and $25,021,000, respectively.

During the three and six months ended June 30, 2011, our investment in Shurgard Europe increased by approximately $116,560,000 due to the effective exchange of a note receivable from Shurgard Europe for an equity interest in Shurgard Europe (Note 2), and the acquisition of an additional equity interests in the “other investments” for approximately $1,274,000 in cash.  During the six months ended June 30, 2011 and 2010, our investment in Shurgard Europe increased by approximately $16,543,000 and decreased by $19,108,000, respectively, due to the impact of changes in foreign currency exchange rates.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 41% common equity interest in PSB as of June 30, 2011 and December 31, 2010, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2011 ($55.10 per share of PSB common stock), the shares and units we owned had a market value of approximately $722.2 million, as compared to our book value of $327.1 million.  We account for our investment in PSB using the equity method.

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	2011	2010
	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$146,912	$136,416
Costs of operations	(49,921)	(44,217)
Depreciation and amortization	(41,777)	(36,638)
General and administrative	(3,318)	(5,149)
Other items	(1,916)	3,919
Net income	$49,980	$54,331

	At June 30, 2011	At December 31, 2010
	(Amounts in thousands)

Total assets (primarily real estate)	$1,619,289	$1,621,057
Debt (a)	181,684	144,511
Other liabilities	51,553	53,421
Preferred stock and units	604,129	651,964
Common equity and units	781,923	771,161

(a)	$116 million of the debt at June 30, 2011 is payable to us.

Investment in Shurgard Europe

At June 30, 2011 and December 31, 2010, we had a 49% equity investment in Shurgard Europe, which we account for using the equity method.  At December 31, 2010, Shurgard Europe owned 116 facilities directly and had a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard” name.  On March 2, 2011, Shurgard Europe acquired the 80% interests in the joint ventures it did not own for €172.0 million, and as a result, wholly-owns all 188 facilities.  We provided the funding for this acquisition through a loan to Shurgard Europe totaling $237.9 million.  This loan was extinguished in the three months ended June 30, 2011 (Note 2).

Our equity in earnings of Shurgard Europe includes our 49% equity share of Shurgard Europe’s operations.  In addition, we received $1,692,000 from our joint venture partner for funding our joint venture partner’s 51% pro rata share of the acquisition cost from March 2, 2011 until June 15, 2011, and recorded this amount as interest and other income for the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2011, we also received from Shurgard Europe $15,341,000 and $28,176,000, respectively, of interest on the loans provided to Shurgard Europe and $661,000 and $1,166,000, respectively, of trademark license fees.  For the three and six months ended June 30, 2010, we also received from Shurgard Europe $11,436,000 and $24,045,000, respectively, of interest on the loans provided to Shurgard Europe and $390,000 and $805,000, respectively, of trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings (see table below), and the remaining 51% as interest and other income.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Our 49% equity share of Shurgard Europe’s net loss	$(1,599)	$(2,336)	$(3,608)	$(5,408)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on Shurgard Loans	7,517	5,603	13,806	11,783
Trademark license fee	324	192	571	394

Total equity in earnings of Shurgard Europe	$6,242	$3,459	$10,769	$6,769

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances (on a consolidated basis, including the operations of the joint ventures’ 72 self-storage facilities), rather than our pro rata share, and are based upon our historical acquired book basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Self-storage and ancillary revenues	$66,024	$55,659	$128,272	$114,067
Interest and other income (expense)	86	(287)	203	(211)
Self-storage and ancillary cost of operations	(27,687)	(23,253)	(53,962)	(48,712)
Trademark license fee payable to Public Storage	(661)	(390)	(1,166)	(805)
Depreciation and amortization	(18,236)	(17,400)	(36,701)	(36,139)
General and administrative	(2,924)	(1,744)	(5,620)	(3,656)
Interest expense on third party debt	(3,776)	(2,674)	(7,292)	(5,451)
Interest expense on debt due to Public Storage	(15,341)	(11,436)	(28,176)	(24,045)
Expenses from foreign currency exchange	(749)	(237)	(106)	(430)
Net loss	$(3,264)	$(1,762)	$(4,548)	$(5,382)

Net income allocated to permanent noncontrolling equity interests in subsidiaries (a)	-	(3,006)	(2,816)	(5,655)
Net loss allocated to Shurgard Europe	$(3,264)	$(4,768)	$(7,364)	$(11,037)

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,587,122	$1,503,961
Total debt to third parties	283,740	279,174
Total debt to Public Storage	514,606	495,229
Other liabilities	88,206	73,027
Equity	700,570	656,531

(a)
Includes depreciation expense allocated to the permanent noncontrolling equity interests in subsidiaries totaling nil and $2,851,000 in the three months ended June 30, 2011 and 2010, respectively, and $2,062,000 and $5,997,000 in the six months ended June 30, 2011 and 2010, respectively.

Other Investments

At June 30, 2011, the “Other Investments” include an aggregate common equity ownership of approximately 24% in entities that collectively own 19 self-storage facilities.  We account for our investments in these entities using the equity method.

On June 30, 2011, we acquired certain partnership interests owned by Mr. Hughes (the Company’s Chairman of the Board of Trustees), and his family and entities that are wholly owned or controlled by them (collectively, the “Hughes Family”), in three limited partnerships.  The acquisition cost was approximately $1,274,000 in cash.  We continue to account for our investments in these three entities using the equity method.

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 19 facilities:

	2011	2010
	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$8,537	$8,250
Cost of operations and other expenses	(3,343)	(3,325)
Depreciation and amortization	(1,249)	(1,233)
Net income	$3,945	$3,692

	June 30,	December 31,
	2011	2010
	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$35,101	$35,353
Total accrued and other liabilities	1,334	884
Total Partners’ equity	33,767	34,469

5.	Line of Credit and Notes Payable

At June 30, 2011, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at June 30, 2011).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at June 30, 2011).  We had no outstanding borrowings on our Credit Agreement at June 30, 2011 or at August 5, 2011.  At June 30, 2011, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $18,477,000 ($17,777,000 at December 31, 2010).

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The carrying amounts of our notes payable at June 30, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

	June 30, 2011	December 31, 2010
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matured in February 2011 (carrying amount includes $215 of unamortized premium at December 31, 2010)	-	103,532

Secured Notes Payable:

4.8% average effective rate mortgage notes payable, secured by 93 real estate facilities with a net book value of approximately $570 million at June 30, 2011 and stated fixed rates between 4.95% and 7.80%, maturing at varying dates between January 2012 and September 2028 (carrying amount includes $5,401 of unamortized premium at June 30, 2011 and $6,137 at December 31, 2010)	263,059	278,425

Total notes payable	$449,519	$568,417

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

During the six months ended June 30, 2011, we assumed mortgage debt in connection with the acquisition of a real estate facility.  This debt was recorded at its estimated fair value of approximately $9,679,000 with an estimated market rate of approximately 2.90% as compared to the actual assumed note balance of $8,776,000 with a stated interest rate of 5.54%.  This initial premium of $903,000 is being amortized over the remaining term of the mortgage note using the effective interest method.

The notes payable and Credit Agreement have various customary restrictive covenants, all of which we were in compliance with at June 30, 2011.

At June 30, 2011, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

	Unsecured Notes Payable	Secured Notes Payable	Total
2011 (remainder)	$-	$5,859	$5,859
2012	-	71,244	71,244
2013	186,460	79,582	266,042
2014	-	49,625	49,625
2015	-	37,023	37,023
Thereafter	-	19,726	19,726
	$186,460	$263,059	$449,519
Weighted average effective rate	5.9%	4.8%	5.3%

We incurred interest expense (including interest capitalized as real estate totaling $221,000 and $192,000 for the six months ended June 30, 2011 and 2010, respectively) with respect to our notes payable, capital leases and line of credit aggregating $13,138,000 and $14,809,000 for the six months ended June 30, 2011 and 2010, respectively.  These amounts were comprised of $14,992,000 and $16,657,000 in cash paid for the six months ended June 30, 2011 and 2010, respectively, less $1,854,000 and $1,848,000 in amortization of premium, respectively.

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

Redeemable Noncontrolling Interests in Subsidiaries

At June 30, 2011, the Redeemable Noncontrolling Interests in Subsidiaries represent equity interests in three entities that own in aggregate 14 self-storage facilities, and are presented at estimated liquidation value (which approximates fair value).  We estimate the liquidation value by applying the related provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  During the six months ended June 30, 2011 and 2010, these interests were increased by $218,000 and $160,000, respectively, to adjust to their estimated liquidation value.  During the three and six months ended June 30, 2011, we allocated a total of $241,000 and $461,000, respectively, of income to these interests.  During the same periods in 2010, we allocated a total of $234,000 and $457,000, respectively, of income to these interests.  During the six months ended June 30, 2011 and 2010, we paid distributions to these interests totaling $567,000 and $588,000, respectively.

Permanent Noncontrolling Interests in Subsidiaries

The Permanent Noncontrolling Interests in Subsidiaries represent equity interests in 16 entities that own an aggregate of 59 self-storage facilities.  These interests are presented as equity because the holders of the interests do not have the ability to require us to redeem them for cash or other assets, or other securities that would not also be classified as equity.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

On June 30, 2011, we acquired all the partnership interests held by the Hughes Family in 15 limited partnerships which we consolidate in our accompanying financial statements.  The acquisition cost was approximately $12,026,000 in cash.  These acquisitions reduced our Permanent Noncontrolling Interests in Subsidiaries by $4,822,000 with the excess of cost over the underlying book value of $7,204,000 recorded as a reduction to paid-in capital.

During the three and six months ended June 30, 2011, we allocated a total of $4,256,000 and $8,496,000, respectively, in income to these interests.  During the same periods in 2010, we allocated a total of $4,091,000 and $8,012,000, respectively, in income to these interests.  During the six months ended June 30, 2011 and 2010, we paid distributions to these interests totaling $6,581,000 and $8,048,000, respectively.

Preferred Partnership Interests

On October 25, 2010, we repurchased all of our 7.25% Series J Preferred Partnership units, representing all of our preferred partnership interests that were outstanding on that date, for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  During the three and six months ended June 30, 2010, we allocated a total of $1,812,000 and $3,625,000, respectively, in income to these interests based upon distributions paid.  At June 30, 2011 and December 31, 2010, we had no preferred partnership interests outstanding.

7.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At June 30, 2011 and December 31, 2010, we had the following series of Cumulative Preferred Shares of beneficial interest outstanding:

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

			At June 30, 2011		At December 31, 2010
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	5,300	$132,500	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	4,000	100,000	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	-	-	20,700	517,500
Series K	8/8/11	7.250%	16,990	424,756	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	-	-
Total Cumulative Preferred Shares			480,690	$3,253,527	486,390	$3,396,027

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Holders of the preferred shares, except under certain conditions and as noted below, will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At June 30, 2011, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the Cumulative Preferred Shares are not redeemable prior to the dates indicated on the table above.  On or after the respective dates, each of the series of Cumulative Preferred Shares will be redeemable, at the option of the Company, in whole or in part, at $25.00 per share (or depositary share as the case may be), plus accrued and unpaid dividends.  Holders of the Cumulative Preferred Shares do not have the right to require the Company to redeem such shares.

Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our consolidated balance sheet with any issuance costs recorded as a reduction to paid-in capital.

In April and May 2011, we issued 15,000,000 depositary shares each representing 1/1,000 of our 6.500% Cumulative Preferred Shares, Series Q for gross proceeds of $375,000,000, and we incurred $11,336,000 in issuance costs.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

In May and June 2011, we redeemed our Series I Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $517,500,000.  In applying EITF D-42 to this redemption, we allocated $15,899,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the three and six months ended June 30, 2011.

On April 13, 2010, we issued 5,800,000 depositary shares each representing 1/1,000 of our 6.875% Cumulative Preferred Shares, Series O for gross proceeds of $145,000,000.

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value plus accrued dividends.  In applying EITF D-42 to this redemption, we allocated $5,063,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the three and six months ended June 30, 2010.

See Note 12 “Subsequent Events” for further discussion regarding our Cumulative Preferred Shares.

Equity Shares, Series A

On April 15, 2010, we redeemed all of our outstanding shares of Equity Shares, Series A at $24.50 per share for aggregate redemption amount of $205.4 million.

During the three months ended March 31, 2010, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  As a result of the redemption on April 15, 2010, no distributions were paid for the three months ended June 30, 2010.  Net income allocated to the Equity Shares, Series A for the six months ended June 30, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original net issuance proceeds.

Equity Shares, Series AAA

On August 31, 2010, we retired all 4,289,544 outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”). During the six months ended June 30, 2010, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share.  As a result of the retirement on August 31, 2010, no further distributions will be paid for the period subsequent to June 30, 2010.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares were held by one of our wholly-owned subsidiaries.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends, including amounts paid to our restricted share unitholders, totaled $161.5 million ($0.95 per share) and $135.5 million ($0.80 per share), for the three months ended June 30, 2011 and 2010, respectively, and $297.4 million ($1.75 per share) and $245.4 million ($1.45 per share), for the six months ended June 30, 2011 and 2010, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the three months ended March 31, 2010 (none in 2011).  Preferred share dividends totaled $58.6 million and $58.9 million for the three months ended June 30, 2011 and 2010, respectively, and $116.3 million and $117.0 million for the six months ended June 30, 2011 and 2010, respectively.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

8.	Related Party Transactions

The Hughes Family have ownership interests in, and operate approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  The Hughes Family owns approximately 16.7% of our common shares outstanding at June 30, 2011.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 53 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the six months ended June 30, 2011 and 2010, we received $292,000 and $315,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004.

The Hughes Family owns 47.9% of the voting stock and the Company holds 46% of the voting and 100% of the nonvoting stock (representing substantially all the economic interest) of a private REIT.  The private REIT owns limited partnership interests in five affiliated partnerships.  The Hughes Family also owns limited partnership interests in all of these partnerships, and, together with the Company, Mr. Hughes is a co-general partner in three of these partnerships.  The Company and the Hughes Family receive distributions from these entities in accordance with the terms of the partnership agreements or other organizational documents.

On June 30, 2011, we entered into merger agreements to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in each of the five affiliated partnerships referenced above in which the private REIT and the Hughes Family own limited partnership interests.  For three of these partnerships, Mr. Hughes is a co-general partner along with the Company.  These mergers have been approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore can approve the mergers without the vote of the other limited partners.  The merger consideration was based upon independent appraisals, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreements, the Hughes Family will be selling all of its general and limited partnership interests in these five Partnerships for approximately $54,599,000, reflecting the same pricing and terms as the public limited partners (see “Permanent Noncontrolling Interests in Subsidiaries” in Note 6 “Noncontrolling Interests in Subsidiaries”).  In addition, the Hughes Family’s interests in the private REIT will be acquired for $238,000, based upon the merger value of the interests in these five partnerships owned by the private REIT.  Our board of trustees appointed a special committee of independent trustees to review the terms of these acquisitions.  The special committee unanimously determined that the transactions were advisable and fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  A limited partner in four of the relevant limited partnerships has brought a putative class action lawsuit in California state court alleging, among other things, that the mergers provide for insufficient consideration for the relevant units of limited partnership interest.  The limited partner seeks, among other things, to enjoin the consummation of the mergers.  We believe that the lawsuit is without merit, and we intend to defend it vigorously.  While there can be no assurance, and the transactions are subject to certain customary closing conditions, as well as the pending litigation, these transactions are currently scheduled to close in late August 2011.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

The Hughes Family also had interests in 18 additional limited partnerships until we acquired these interests from them on June 30, 2011.  The acquisition price was based upon independent appraisals of the partnership’s facilities, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  We paid the Hughes Family $13,300,000 for their interests.  The special committee of our board of trustees also reviewed the terms of each of these purchases and unanimously determined that the purchases were fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  As of August 5, 2011, Mr. Hughes has withdrawn as general partner in all but one of these 18 partnerships, where his withdrawal is pending receipt of the required consent of a limited partner.

The Hughes Family also owns shares of common stock in PSB.

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

For the three and six months ended June 30, 2011, we recorded $796,000 and $1,499,000, respectively, in compensation expense related to stock options, as compared to $825,000 and $1,425,000 for the same periods in 2010.

During the six months ended June 30, 2011, 35,000 stock options were granted, 207,729 options were exercised, and 29,500 options were forfeited.  A total of 2,748,663 stock options were outstanding at June 30, 2011 (2,950,892 at December 31, 2010).

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

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

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

During the six months ended June 30, 2011, 88,725 restricted share units were granted, 37,754 restricted share units were forfeited and 72,844 restricted share units vested.  This vesting resulted in the issuance of 46,831 common shares.  In addition, cash compensation totaling $2,946,000 was paid to employees in lieu of 26,013 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At June 30, 2011, approximately 462,522 restricted share units were outstanding (484,395 at December 31, 2010).  A total of $5,955,000 and $10,322,000 in restricted share unit expense was recorded for the three and six months ended June 30, 2011, respectively, as compared to $2,346,000 and $4,378,000 in restricted share unit expense was recorded for the same periods in 2010.  Restricted share unit expense includes amortization of the grant-date fair value of the units reflected as an increase to paid-in capital, and $50,000 and $372,000 in related payroll taxes we incurred in the three and six months ended June 30, 2011, respectively, as compared to $25,000 and $339,000 for the same periods in 2010.

During the six months ended June 30, 2011, the Company entered into a performance-based restricted share unit program with selected employees.  Under the program, the Company established a targeted restricted share unit award for each selected employee, which would be earned only if the Company achieved same-store revenue growth in 2011 of at least 2% over 2010.  Depending upon the extent to which same-store revenue met or exceeded the 2% minimum target, restricted share unit awards would range from 50% to 200% of the target restricted share unit award.  To achieve 100% of the targeted award level, 2011 same-store growth over 2010 of at least 3% was required, and to achieve 200% of the targeted award level, 2011 same-store growth of at least 4% was required.  Up to approximately 267,000 restricted share units would be granted assuming achievement of the 4% same-store revenue growth target.  If awarded, 20% of the restricted share units would vest on the date of the award and an additional 20% would vest over each of the next four anniversary dates of the award, assuming continued employment with Public Storage through the vesting dates.  Based upon the expected performance of the Company for the year ending December 31, 2011 relative to the performance target, we expect that 267,000 restricted share units will be granted during the three months ending March 31, 2012.  Included in restricted share unit expense is $3,397,000 and $5,666,000 related to this performance-based restricted share unit program during the three and six months ended June 30, 2011, respectively.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

10.      Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon their operating characteristics.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  We have adjusted the classification of the “Presentation of Segment Information” below with respect to the three and six months ended June 30, 2010 to be consistent with our current segment definition.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment comprises our domestic self-storage rental operations, and is our predominant segment.  It includes the operations of the 2,036 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the 19 self-storage facilities that we account for on the equity method.  None of our interest and other income, interest expense or the related debt, general and administrative expense, or gains and losses on the sale of self-storage facilities is allocated to our Domestic Self-Storage segment because management does not consider these items in evaluating the results of operations of the Domestic Self-Storage segment.  At June 30, 2011, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.5 billion ($7.5 billion at December 31, 2010), Property Intangibles with a book value of approximately $15.2 million ($23.3 million at December 31, 2010), and the Other Investments with a net book value of $14.0 million ($13.1 million at December 31, 2010).  Substantially all of our other assets totaling $91.6 million, and our accrued and other liabilities totaling $227.9 million, ($90.5 million and $205.8 million, respectively, at December 31, 2010) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and the institutional investor which owns a 51% equity interest in Shurgard Europe, makes the financing, capital allocation, and other significant decisions for this operation.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as specific general and administrative expense, disposition gains, and foreign currency exchange gains and losses that management considers in evaluating our investment in Shurgard Europe.  At June 30, 2011, our condensed consolidated balance sheet includes an investment in Shurgard Europe with a book value of $391.9 million ($264.7 million at December 31, 2010) and a loan receivable from Shurgard Europe totaling $514.6 million ($495.2 million at December 31, 2010).

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity income from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2011, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $327.1 million ($323.8 million at December 31, 2010) and a loan receivable from PSB totaling $116.0 million (nil at December 31, 2010).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

For the three months ended June 30, 2011

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$395,378	$-	$-	$-	$395,378
Ancillary operations	-	-	3,620	25,271	28,891
Interest and other income	-	9,854	328	393	10,575
	395,378	9,854	3,948	25,664	434,844

Expenses:
Cost of operations:
Self-storage facilities	129,790	-	-	-	129,790
Ancillary operations	-	-	1,352	8,245	9,597
Depreciation and amortization	88,531	-	655	-	89,186
General and administrative	-	-	-	12,593	12,593
Interest expense	-	-	-	5,933	5,933
	218,321	-	2,007	26,771	247,099

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain and loss on disposition of other real estate investments	177,057	9,854	1,941	(1,107)	187,745

Equity in earnings of real estate entities	447	6,242	6,081	-	12,770
Foreign currency exchange gain	-	10,496	-	-	10,496
Loss on disposition of other real estate investments	-	-	-	(70)	(70)
Income (loss) from continuing operations	177,504	26,592	8,022	(1,177)	210,941
Discontinued operations	-	-	-	-	-
Net income (loss)	$177,504	$26,592	$8,022	$(1,177)	$210,941

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

For the three months ended June 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$373,536	$-	$-	$-	$373,536
Ancillary operations	-	-	3,516	23,561	27,077
Interest and other income	-	6,031	-	1,001	7,032
	373,536	6,031	3,516	24,562	407,645

Expenses:
Cost of operations:
Self-storage facilities	127,694	-	-	-	127,694
Ancillary operations	-	-	1,412	8,127	9,539
Depreciation and amortization	84,224	-	655	-	84,879
General and administrative	-	-	-	10,081	10,081
Interest expense	-	-	-	7,278	7,278
	211,918	-	2,067	25,486	239,471

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, net, gain on early retirement of debt and asset impairment charges	161,618	6,031	1,449	(924)	168,174

Equity in earnings of real estate entities	415	3,459	4,914	-	8,788
Foreign currency exchange loss	-	(49,204)	-	-	(49,204)
Gains on disposition of other real estate investments, net	-	-	-	63	63
Gain on early retirement of debt	-	-	-	283	283
Asset impairment charges	-	-	-	(1,338)	(1,338)
Income (loss) from continuing operations	162,033	(39,714)	6,363	(1,916)	126,766
Discontinued operations	-	-	-	4,410	4,410
Net income (loss)	$162,033	$(39,714)	$6,363	$2,494	$131,176

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

For the six months ended June 30, 2011

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$780,513	$-	$-	$-	$780,513
Ancillary operations	-	-	7,420	48,386	55,806
Interest and other income	-	16,657	523	1,163	18,343
	780,513	16,657	7,943	49,549	854,662

Expenses:
Cost of operations:
Self-storage facilities	265,176	-	-	-	265,176
Ancillary operations	-	-	2,866	15,645	18,511
Depreciation and amortization	176,400	-	1,328	-	177,728
General and administrative	-	-	-	26,828	26,828
Interest expense	-	-	-	12,917	12,917
	441,576	-	4,194	55,390	501,160

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain and gains on disposition of other real estate investments	338,937	16,657	3,749	(5,841)	353,502

Equity in earnings of real estate entities	852	10,769	14,865	-	26,486
Foreign currency exchange gain	-	41,748	-	-	41,748
Gains on disposition of other real estate investments	-	-	-	128	128
Income (loss) from continuing operations	339,789	69,174	18,614	(5,713)	421,864
Discontinued operations	-	-	-	(355)	(355)
Net income (loss)	$339,789	$69,174	$18,614	$(6,068)	$421,509

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

For the six months ended June 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$737,609	$-	$-	$-	$737,609
Ancillary operations	-	-	7,213	45,022	52,235
Interest and other income	-	12,673	-	2,575	15,248
	737,609	12,673	7,213	47,597	805,092

Expenses:
Cost of operations:
Self-storage facilities	260,034	-	-	-	260,034
Ancillary operations	-	-	2,849	15,120	17,969
Depreciation and amortization	168,286	-	1,310	-	169,596
General and administrative	-	-	-	20,158	20,158
Interest expense	-	-	-	14,617	14,617
	428,320	-	4,159	49,895	482,374

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on disposition of other real estate investments, net, gain on early retirement of debt and asset impairment charges	309,289	12,673	3,054	(2,298)	322,718

Equity in earnings of real estate entities	792	6,769	11,188	-	18,749
Foreign currency exchange loss	-	(84,047)	-	-	(84,047)
Gains on disposition of other real estate investments, net	-	-	-	396	396
Gain on early retirement of debt	-	-	-	283	283
Asset impairment charges	(611)	-	-	(1,338)	(1,949)
Income (loss) from continuing operations	309,470	(64,605)	14,242	(2,957)	256,150
Discontinued operations	-	-	-	4,943	4,943
Net income (loss)	$309,470	$(64,605)	$14,242	$1,986	$261,093

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

11.      Commitments and Contingencies

Legal Matters

We are a party to various legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters resulting in a material loss to the Company, either individually or in the aggregate, is remote.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes and floods are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At June 30, 2011, there were approximately 691,000 certificate holders held by our tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  Because each certificate represents insurance of goods held by a tenant at our self-storage facilities, the geographic concentration of this $1.5 billion in coverage is dispersed throughout all of our U.S. facilities.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

Operating Lease Obligations

We lease land, equipment and office space under various operating leases.  At June 30, 2011, the approximate future minimum rental payments required under our operating leases for each calendar year is as follows: $2 million for the remainder of 2011, $4 million per year in 2012 through 2014, $5 million in 2015 and an aggregate of $49 million in payments thereafter.

Expenses under operating leases were approximately $1.4 million and $2.7 million for the three and six months ended June 30, 2011, respectively, as compared to $1.6 million and $3.4 million for the three and six months ended June 30, 2010, respectively.

Affiliated Partnership Acquisitions

On June 30, 2011, we entered into merger agreements to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in five limited partnerships that are consolidated in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2011.  The aggregate consideration, which will be paid in the form of Public Storage Common Shares or, at the option of each individual unitholder, cash, totals approximately $154.3 million.  These mergers have been approved by Public Storage and the Hughes Family, who together have a majority of the limited partnership units outstanding and therefore can approve the mergers without the vote of the other limited partners.  A limited partner in four of the relevant limited partnerships has brought a putative class action lawsuit in California state court alleging, among other things, that the mergers provide for insufficient consideration for the relevant units of limited partnership interest.  The limited partner seeks, among other things, to enjoin the consummation of the mergers.  We believe that the lawsuit is without merit, and we intend to defend it vigorously.  While there can be no assurance, and the transactions are subject to certain customary closing conditions, as well as the pending litigation, these transactions are currently scheduled to close in late August 2011.

PUBLIC STORAGE
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

12.      Subsequent Events

As of June 30, 2011, we are under contract to acquire two properties for approximately $23.3 million.  One property is in Florida and the other property is in California.  These acquisitions closed on July 7, 2011 and July 12, 2011, respectively.

During July 2011, we issued 19,500,000 depositary shares (including the exercise of the underwriters’ over-allotment option) at $25.00 per depositary share, with each depositary share representing 1/1,000 of a 6.35% Cumulative Preferred Share of Beneficial Interest, Series R, resulting in gross proceeds of $487.5 million.

On July 22, 2011, we called for redemption all of our outstanding 16,990,244 depositary shares each representing 1/1,000 of a 7.250% Cumulative Preferred Share of Beneficial Interest, Series K at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on August 22, 2011, is $424,756,100.  In applying EITF D-42 to this redemption, we will allocate approximately $13.1 million of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending September 30, 2011.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes.  The notes to our June 30, 2011 condensed consolidated financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements and related disclosures.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 11 to our June 30, 2011 condensed consolidated financial statements.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation and employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense represents one of our largest operating expenses totaling approximately $42 million and $86 million in the three and six months ended June 30, 2011, respectively, has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions were incorrect, our expenses could be misstated.

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

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributed 91% of our revenues for the six months ended June 30, 2011, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations are comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 10 to our June 30, 2011 condensed consolidated financial statements.

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, rental income in our same store self-storage facilities declined on a year-over-year basis in each quarter of 2009. Rental income trends improved each quarter in 2010 and during the first two quarters of 2011, trending positive on a year-over-year basis since the third quarter of 2010.  While trends have been improving, there can be no assurance that this trend will continue.

Another important component of our long-term growth is our access to capital and deployment of that capital.  During the year ended December 31, 2010, we acquired 42 self-storage facilities for $239.6 million.  During the six months ended June 30, 2011, we acquired six additional facilities for $37.5 million, comprised of $27.8 million in cash and $9.7 million in assumed mortgage debt.  In February 2011, we acquired the leasehold interest in the land for one of our existing self-storage facilities for approximately $6.6 million.  On June 30, 2011, we acquired limited and general partner interests from the Hughes Family for an aggregate of approximately $13.3 million.

On June 30, 2011, we entered into merger agreements to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in five limited partnerships.  The aggregate consideration, which will be paid in the form of Public Storage Common Shares or, at the option of each individual unitholder, cash, totals approximately $154.3 million.  While there can be no assurance, and the transactions are subject to certain customary closing conditions and pending litigation, we expect these transactions to close in August 2011.

Subsequent to June 30, 2011, we acquired two additional facilities for $23.3 million.  We believe that there may be opportunities to acquire additional facilities in the remainder of 2011, because we have continued to see facilities come to market.  There is significant competition for facilities marketed in many of the geographic locations we find attractive.  As a result, there can be no assurance that we will be able to acquire attractively priced properties.

Other investments we have made in the past, and may make in the future include i) the development and redevelopment of self-storage facilities in the U.S., ii) further investment in Shurgard Europe to allow it to develop or acquire facilities, iii) further investment in PS Business Parks (“PSB”), and iv) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will be even be available as investment alternatives.

At June 30, 2011, we had approximately $144.5 million of cash and we have access to our $300 million line of credit which expires March 27, 2012.  On July 26, 2011, we raised approximately $487.5 million in gross proceeds from the issuance of preferred securities.  We also expect to receive approximately $116 million from PSB for the repayment of a loan due on August 9, 2011.  Based upon our capital commitments and completed transactions at August 5, 2011, our uses of capital for the last six months of 2011 total approximately $608.3 million and include (i) $5.9 million in principal payments on debt, (ii) $23.3 million for the acquisition of two self-storage facilities discussed above, (iii) $154.3 million to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in the five Partnerships described under "Liquidity and Capital Resources - Acquisition and Development Activities", and (iv) $424.8 million for the redemption of our Series K Cumulative Preferred Shares.  We have no further significant commitments until 2013, when $266.0 million of existing debt comes due.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress in late 2008 and early 2009.  There can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on raising capital to fund our operations or meet our obligations in the near term.

Results of Operations

Operating Results for the Three Months Ended June 30, 2011 and 2010:

For the three months ended June 30, 2011, net income allocable to our common shareholders was $131.5 million or $0.77 per diluted common share, compared to $60.8 million or $0.36 per diluted common share for the same period in 2010, representing an increase of $70.7 million or $0.41 per diluted common share.  This increase is due to (i) a foreign currency exchange gain of $10.5 million during the quarter ended June 30, 2011 as compared to a loss of $49.2 million for the same period in 2010, (ii) improved operations of our Same Store Facilities (discussed below) and our non same store facilities and (iii) increased equity in earnings and interest and other income from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011 (discussed below), partially offset by a $9.8 million increase in Emerging Issues Task Force D-42 (“EITF D-42”) charges related to the redemption of our preferred securities, including our equity share from PSB.

Operating Results for the Six Months Ended June 30, 2011 and 2010:

For the six months ended June 30, 2011, net income allocable to our common shareholders was $279.6 million or $1.64 per diluted common share, compared to $95.6 million or $0.56 per diluted common share for the same period in 2010, representing an increase of $184.0 million or $1.08 per diluted common share.  This increase is due to (i) a foreign currency exchange gain of $41.7 million during the six months ended June 30, 2011 as compared to a loss of $84.0 million for the same period in 2010, (ii) improved operations of our Same Store Facilities (discussed below) and our non same store facilities, (iii) increased equity in earnings and interest and other income from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011 (discussed below) and (iv) a $19.0 million reduction in EITF D-42 charges related to the redemption of our equity securities, including our equity share from PSB.

Funds from Operations

For the three months ended June 30, 2011, funds from operations (“FFO”) was $1.39 per common share on a diluted basis as compared to $0.92 per diluted common share for the same period in 2010, representing an increase of $0.47 per diluted common share or 51.1%.

For the three months ended June 30, 2011, FFO was impacted by (i) a foreign currency exchange gain of $10.5 million (compared to a loss of $49.2 million for the same period in 2010), (ii) a $15.9 million charge related to our redemption of preferred shares in applying EITF D-42 (compared to a $6.1 million charge for the same period in 2010, including our equity share from PSB) and (iii) incremental general and administrative expenses associated with the acquisition of real estate facilities totaling $0.9 million (compared to $1.6 million for the same period in 2010).

For the three months ended June 30, 2010, FFO was further impacted by a $1.5 million impairment of real estate and other assets.

For the six months ended June 30, 2011, FFO was $2.88 per common share on a diluted basis as compared to $1.69 per diluted common share for the same period in 2010, representing an increase of $1.19 per diluted common share or 70.4%.

For the six months ended June 30, 2011, FFO was impacted by (i) a foreign currency exchange gain of $41.7 million (compared to a loss of $84.0 million for the same period in 2010), (ii) a $12.9 million net charge related to our redemptions of preferred shares, including our equity share from PSB, in applying EITF D-42 (compared to $31.9 million due to our redemptions of preferred shares, including our equity share from PSB, and our redemption of our Equity Shares, Series A for the same period in 2010) and (iii) incremental general and administrative expense associated with the acquisition of real estate facilities totaling $1.1 million (compared to $1.6 million for the same period in 2010).

For the six months ended June 30, 2010, FFO was further impacted by a $2.5 million impairment of real estate and other assets.

The following table provides a summary of the per-share impact of the items noted above:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change

FFO per diluted common share prior to adjustments for the following items	$1.43	$1.27	12.6%	$2.71	$2.41	12.4%

Foreign currency exchange gain (loss)	0.06	(0.29)		0.25	(0.50)
Application of EITF D-42 to the redemption of our securities and our equity share from PSB	(0.09)	(0.04)		(0.07)	(0.19)
Incremental general and administrative expenses resulting from property acquisitions	(0.01)	(0.01)		(0.01)	(0.01)
Impairment of long-lived assets	-	(0.01)		-	(0.02)

FFO per diluted common share, as reported	$1.39	$0.92	51.1%	$2.88	$1.69	70.4%

FFO is a term defined by the National Association of Real Estate Investment Trusts (“NAREIT”).  It is generally defined as net income before depreciation with respect to real estate assets and gains and losses on real estate assets.  FFO is presented because management and many analysts consider FFO to be one measure of the performance of real estate companies.  In addition, we believe that FFO is helpful to investors as an additional measure of the performance of a REIT, because net income includes the impact of depreciation, which assumes that the value of real estate diminishes predictably over time, while we believe that the value of real estate fluctuates due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO is not a substitute for our cash flow or net income as a measure of our liquidity or operating performance or our ability to pay dividends.  Other REITs may not compute FFO in the same manner; accordingly, FFO may not be comparable among REITs. The table on the following page reconciles from our net income to funds from operations, and sets forth the calculations of FFO per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Computation of Funds from Operations (“FFO”) allocable to Common Shares:
Net Income	$210,941	$131,176	$421,509	$261,093
Add back – depreciation and amortization	89,186	84,879	177,728	169,596
Add back – depreciation from unconsolidated real estate investments	17,638	14,987	34,426	30,307
Add back – depreciation and amortization included in Discontinued Operations	-	326	11	495
Eliminate – loss (gain) on sale of real estate investments	70	(63)	(128)	(396)
Eliminate – (gain) on sale of real estate included in Discontinued Operations	-	(4,650)	253	(5,087)
Eliminate – gain on our share of PSB’s sale of real estate	-	-	-	(2,112)
Consolidated FFO allocable to our equity holders	317,835	226,655	633,799	453,896
Less: allocations of FFO to noncontrolling equity interests:
Preferred unitholders, based upon distributions paid	-	(1,813)	-	(3,625)
Other noncontrolling equity interests in subsidiaries	(4,983)	(4,668)	(9,912)	(9,265)
Consolidated FFO allocable to Public Storage shareholders	312,852	220,174	623,887	441,006
Less: allocations of FFO to:
Preferred shareholders, based upon distributions paid	(58,639)	(58,879)	(116,256)	(116,987)
Preferred shareholders, based on redemptions	(15,899)	(5,063)	(15,899)	(5,063)
Restricted share unitholders	(691)	(551)	(1,419)	(1,157)
Equity Shares, Series A, based upon distributions paid	-	-	-	(5,131)
Equity Shares, Series A, based redemptions	-	-	-	(25,746)
Remaining FFO allocable to Common Shares	$237,623	$155,681	$490,313	$286,922
Weighted average shares and FFO per share:
Regular common shares	169,492	168,804	169,404	168,641
Weighted average share options outstanding using treasury method	909	825	988	829
Weighted average common shares for purposes of computing fully-diluted FFO per common share	170,401	169,629	170,392	169,470
FFO per diluted common share	$1.39	$0.92	$2.88	$1.69

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing 91% of our revenues for the six months ended June 30, 2011 and 2010, respectively.

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

Self-Storage Operations Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$371,853	$357,637	4.0%	$734,790	$708,551	3.7%
Other Facilities	23,525	15,899	48.0%	45,723	29,058	57.4%
Total rental income	395,378	373,536	5.8%	780,513	737,609	5.8%
Cost of operations:
Same Store Facilities	121,958	122,283	(0.3)%	249,383	249,744	(0.1)%
Other Facilities	7,832	5,411	44.7%	15,793	10,290	53.5%
Total cost of operations	129,790	127,694	1.6%	265,176	260,034	2.0%
Net operating income (a):
Same Store Facilities	249,895	235,354	6.2%	485,407	458,807	5.8%
Other Facilities	15,693	10,488	49.6%	29,930	18,768	59.5%
Total net operating income	265,588	245,842	8.0%	515,337	477,575	7.9%
Total depreciation and amortization expense:
Same Store Facilities	(78,527)	(81,421)	(3.6)%	(154,654)	(158,906)	(2.7)%
Other Facilities	(10,004)	(2,803)	256.9%	(21,746)	(9,380)	131.8%
Total depreciation and amortization expense	(88,531)	(84,224)	5.1%	(176,400)	(168,286)	4.8%

Total net income	$177,057	$161,618	9.6%	$338,937	$309,289	9.6%

Number of facilities at period end:
Same Store Facilities				1,931	1,931	-
Other Facilities				105	87	20.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				121,582	121,582	-
Other Facilities				7,784	6,132	26.9%

(a)         See “Net Operating Income or NOI” below.

Net income with respect to our self-storage operations increased by $15.4 million or 9.6% during the three months ended June 30, 2011, when compared to the same period in 2010.  This was due to a) a $14.2 million increase in revenues for the Same Store facilities while cost of operations for those facilities remained flat, and b) a $5.2 million increase in net operating income with respect to the Other Facilities due primarily to the acquisition of 48 facilities during 2010 and the six months ended June 30, 2011, partially offset by c) increased depreciation and amortization of tenant intangible assets on the 48 facilities acquired during 2010 and the six months ended June 30, 2011.

Net income with respect to our self-storage operations increased by $29.6 million or 9.6% during the six months ended June 30, 2011, when compared to the same period in 2010.  This was due to a) a $26.2 million increase in revenues for the Same Store facilities while cost of operations for those facilities remained flat, and b) a $11.2 million increase in net operating income with respect to the Other Facilities due primarily to the acquisition of 48 facilities during 2010 and the six months ended June 30, 2011, partially offset by c) increased depreciation and amortization of tenant intangible assets on the 48 facilities acquired in 2010 and the six months ended June 30, 2011.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our condensed consolidated net income in our June 30, 2011 condensed consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$249,895	$235,354	$485,407	$458,807
Other Facilities	15,693	10,488	29,930	18,768
Total net operating income from self-storage	265,588	245,842	515,337	477,575

Depreciation and amortization expense:
Same Store Facilities	(78,527)	(81,421)	(154,654)	(158,906)
Other Facilities	(10,004)	(2,803)	(21,746)	(9,380)
Total depreciation and amortization expense from self-storage	(88,531)	(84,224)	(176,400)	(168,286)

Net income:
Same Store Facilities	171,368	153,933	330,753	299,901
Other Facilities	5,689	7,685	8,184	9,388
Total net income from self-storage	177,057	161,618	338,937	309,289

Ancillary operating revenue	28,891	27,077	55,806	52,235
Interest and other income	10,575	7,032	18,343	15,248
Ancillary cost of operations	(9,597)	(9,539)	(18,511)	(17,969)
Depreciation and amortization, commercial	(655)	(655)	(1,328)	(1,310)
General and administrative expense	(12,593)	(10,081)	(26,828)	(20,158)
Interest expense	(5,933)	(7,278)	(12,917)	(14,617)
Equity in earnings of real estate entities	12,770	8,788	26,486	18,749
Foreign currency exchange gain (loss)	10,496	(49,204)	41,748	(84,047)
(Loss) gains on disposition of real estate investments	(70)	63	128	396
Gain on early retirement of debt	-	283	-	283
Asset impairment charges	-	(1,338)	-	(1,949)
Discontinued operations	-	4,410	(355)	4,943
Net income of the Company	$210,941	$131,176	$421,509	$261,093

Same Store Facilities

The “Same Store Facilities” represents those 1,931 facilities that are stabilized and owned since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011.  The following table summarizes the historical operating results of these 1,931 facilities (121.6 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2011.

SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$352,801	$340,378	3.6%	$697,141	$674,532	3.4%
Late charges and administrative fees	19,052	17,259	10.4%	37,649	34,019	10.7%
Total revenues (a)	371,853	357,637	4.0%	734,790	708,551	3.7%

Cost of operations:
Property taxes	40,054	39,075	2.5%	81,306	79,307	2.5%
Direct property payroll	25,230	24,605	2.5%	50,810	49,454	2.7%
Media advertising	3,291	6,463	(49.1)%	7,289	11,768	(38.1)%
Other advertising and promotion	6,738	6,568	2.6%	12,444	11,617	7.1%
Utilities	8,503	7,918	7.4%	18,487	17,504	5.6%
Repairs and maintenance	10,976	10,631	3.2%	21,680	23,624	(8.2)%
Telephone reservation center	2,485	2,893	(14.1)%	4,976	5,672	(12.3)%
Property insurance	2,530	2,571	(1.6)%	4,991	4,938	1.1%
Other cost of management	22,151	21,559	2.7%	47,400	45,860	3.4%
Total cost of operations (a)	121,958	122,283	(0.3)%	249,383	249,744	(0.1)%
Net operating income (b)	249,895	235,354	6.2%	485,407	458,807	5.8%
Depreciation and amortization expense	(78,527)	(81,421)	(3.6)%	(154,654)	(158,906)	(2.7)%
Net income	$171,368	$153,933	11.3%	$330,753	$299,901	10.3%

Gross margin (before depreciation and amortization expense)	67.2%	65.8%	2.1%	66.1%	64.8%	2.0%

Weighted average for the period:
Square foot occupancy (c)	92.3%	91.0%	1.4%	91.1%	89.6%	1.7%
Realized annual rent per occupied square foot (d)(e)	$12.58	$12.31	2.2%	$12.59	$12.38	1.7%
REVPAF (e)(f)	$11.61	$11.20	3.7%	$11.47	$11.10	3.3%

Weighted average at June 30:
Square foot occupancy				93.1%	91.7%	1.5%
In place annual rent per occupied square foot (g)				$13.74	$13.55	1.4%
Total net rentable square feet (in thousands)				121,582	121,582	-
Number of facilities				1,931	1,931	-

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

(b)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts that reduce rental income from the contractual amounts due.

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

Revenues generated by our Same Store Facilities increased by 4.0% and 3.7% for the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The increase in the three months ended June 30, 2011, as compared to the same period in 2010, was due primarily to a 1.4% increase in weighted average square foot occupancy and a 2.2% increase in realized rent per occupied square foot, as well as an 10.4% increase in late charges and administrative fees.  The increase in the six months ended June 30, 2011, as compared to the same period in 2010, was due primarily to a 1.7% increase in weighted average square foot occupancy and a 1.7% increase in realized rent per occupied square foot, as well as a 10.7% increase in late charges and administrative fees.

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

We believe overall demand for self-storage space in virtually all of the markets in which we operate has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  Throughout 2009, we acted to restore our occupancy levels through rate reductions, discounting, and advertising and other promotional activities.  While limiting the occupancy reductions that we experienced in 2009, these actions reduced realized rent per occupied square foot and rental income in 2009.  Trends in occupancy and realized rent per occupied square foot steadily improved since then.  Throughout 2010 and 2011, occupancy levels were higher on a year-over-year basis, giving us more pricing power and allowing rental income to increase on a year-over-year basis beginning in the third quarter of 2010.

The following chart sets forth our rental income, occupancy, and realized rent per square foot trends in our Same Store facilities in 2010 and the first six months of 2011:

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2010	(2.3)%	(2.9)%	0.6%
June 30, 2010	(0.4)%	(1.4)%	1.1%
September 30, 2010	1.1%	(0.5)%	1.6%
December 31, 2010	2.2%	0.4%	1.8%
For entire year: 2010	0.1%	(1.1)%	1.2%

March 31, 2011	3.0%	1.4%	1.7%
June 30, 2011	3.6%	2.2%	1.4%

Notwithstanding our increases in occupancy in 2010 and 2011, we expect to continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  Revenue growth in the last six months of 2011 is expected to come primarily from increases in rental rates to existing tenants.  We expect the improved operating trends that have been experienced in the last year to continue in the quarter ending September 30, 2011.

Cost of operations (excluding depreciation and amortization) decreased by 0.3% and 0.1% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  Decreases in media advertising were partially offset by increases in property taxes and direct property payroll in the three and six months ended June 30, 2011, as compared to the same period in 2010.

Property tax expense increased 2.5% for each of the three and six months ended June 30 2011, as compared to the same periods in 2010, due to an expectation of increased assessments of property values and tax rates for the year ending December 31, 2011.  Because we do not receive property tax bills for many significant jurisdictions until later in the calendar year or, in some cases, until the following year, and because we challenge the assessments of certain jurisdictions, our estimated rates and assessments consider anticipated implementation of regulations and trends, which are difficult to project.  Accordingly, property tax growth may fluctuate as tax bills are received and contested assessments are resolved.

Direct property payroll expense increased by 2.5% and 2.7% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The increases reflect higher payroll hours as well as increased incentives paid to property personnel due to improved property performance.  We expect moderate growth in payroll expense in the remainder of 2011.

Media advertising decreased by 49.1% and 38.1% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The decrease is due primarily to a reduction in television advertising costs as we decreased the number of markets in which we advertised.  Media advertising primarily includes the cost of advertising on television and varies depending on a number of factors, including our occupancy levels, the demand for storage space, and the relative cost and availability of television advertising spots.  We expect our media spending in the quarter ending September 30, 2011 to be comparable with the same period in 2010.

Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 2.6% and 7.1% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  These increases are due primarily to higher Internet advertising expenditures as we continue to invest and improve our positioning on major Internet search engines by bidding more aggressively on keywords related to our business.

Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our occupancy levels, and the relative cost and efficacy of each type of advertising.  Media advertising costs in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses increased 7.4% and 5.6% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The increases are due to increased usage caused by high temperatures combined with a slight increase in energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Repairs and maintenance expenditures increased 3.2% and decreased 8.2% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather, snow removal expenses were $1.1 million higher in the six months ended June 30, 2010, as compared to the same period in 2011.  We expect minimal growth in overall repairs and maintenance expenditures in the remainder of 2011.

Telephone reservation center costs decreased 14.1% and 12.3% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  The reductions were primarily due to improved staffing management in our call centers.  We expect telephone reservation center cost to grow moderately in the remainder of 2011.

Insurance expense decreased 1.6% and increased 1.1% in the three and six months ended June 30, 2011, as compared to the same periods in 2010.  We expect insurance expense for the remainder of 2011 to be flat compared to the same periods in 2010.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2011	$362,937	$371,853
2000	$350,914	$357,637	$368,589	$364,074	$1,441,214

Total cost of operations:
2011	$127,425	$121,958
2010	$127,461	$122,283	$120,461	$101,417	$471,622

Property tax expense:
2011	$41,252	$40,054
2010	$40,232	$39,075	$38,954	$25,076	$143,337

Media advertising expense:
2011	$3,998	$3,291
2010	$5,305	$6,463	$3,084	$-	$14,852

Other advertising and promotion expense:
2011	$5,706	$6,738
2010	$5,049	$6,568	$5,542	$4,918	$22,077

REVPAF:
2011	$11.33	$11.61
2010	$10.99	$11.20	$11.51	$11.38	$11.27

Weighted average realized annual rent per occupied square foot:
2011	$12.62	$12.58
2010	$12.45	$12.31	$12.65	$12.79	$12.55

Weighted average occupancy levels for the period:
2011	89.8%	92.3%
2010	88.3%	91.0%	91.0%	89.0%	89.8%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$54,293	$53,352	1.8%	$107,670	$106,202	1.4%
Northern California (168 facilities)	38,501	37,189	3.5%	75,894	73,567	3.2%
Texas (231 facilities)	37,163	35,418	4.9%	73,229	70,161	4.4%
Florida (184 facilities)	35,216	33,907	3.9%	69,802	67,408	3.6%
Illinois (121 facilities)	23,047	22,456	2.6%	45,726	44,663	2.4%
Washington (91 facilities)	19,592	18,945	3.4%	38,735	37,603	3.0%
Georgia (90 facilities)	13,214	12,681	4.2%	26,259	25,263	3.9%
All other states (862 facilities)	150,827	143,689	5.0%	297,475	283,684	4.9%
Total revenues	371,853	357,637	4.0%	734,790	708,551	3.7%

Cost of operations:
Southern California	12,083	12,664	(4.6)%	24,509	25,534	(4.0)%
Northern California	9,595	10,061	(4.6)%	19,576	20,351	(3.8)%
Texas	14,176	14,636	(3.1)%	28,331	28,865	(1.8)%
Florida	13,048	12,902	1.1%	26,181	25,695	1.9%
Illinois	11,227	10,450	7.4%	23,275	21,762	7.0%
Washington	5,269	5,116	3.0%	10,619	10,324	2.9%
Georgia	4,678	4,758	(1.7)%	9,416	9,394	0.2%
All other states	51,882	51,696	0.4%	107,476	107,819	(0.3)%
Total cost of operations	121,958	122,283	(0.3)%	249,383	249,744	(0.1)%

Net operating income:
Southern California	42,210	40,688	3.7%	83,161	80,668	3.1%
Northern California	28,906	27,128	6.6%	56,318	53,216	5.8%
Texas	22,987	20,782	10.6%	44,898	41,296	8.7%
Florida	22,168	21,005	5.5%	43,621	41,713	4.6%
Illinois	11,820	12,006	(1.5)%	22,451	22,901	(2.0)%
Washington	14,323	13,829	3.6%	28,116	27,279	3.1%
Georgia	8,536	7,923	7.7%	16,843	15,869	6.1%
All other states	98,945	91,993	7.6%	189,999	175,865	8.0%
Total net operating income	$249,895	$235,354	6.2%	$485,407	$458,807	5.8%

Weighted average occupancy:
Southern California	92.6%	92.0%	0.7%	92.1%	91.3%	0.9%
Northern California	93.5%	92.0%	1.6%	92.5%	90.9%	1.8%
Texas	92.2%	90.7%	1.7%	90.6%	89.3%	1.5%
Florida	91.4%	90.3%	1.2%	90.4%	89.4%	1.1%
Illinois	91.8%	89.8%	2.2%	90.5%	88.6%	2.1%
Washington	91.8%	91.5%	0.3%	90.8%	90.1%	0.8%
Georgia	91.0%	88.3%	3.1%	89.7%	87.2%	2.9%
All other states	92.6%	91.2%	1.5%	91.1%	89.5%	1.8%
Total weighted average occupancy	92.3%	91.0%	1.4%	91.1%	89.6%	1.7%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$17.95	$17.75	1.1%	$17.88	$17.77	0.6%
Northern California	16.23	15.94	1.8%	16.17	15.95	1.4%
Texas	9.99	9.73	2.7%	10.03	9.81	2.2%
Florida	11.95	11.71	2.0%	11.95	11.75	1.7%
Illinois	12.39	12.40	(0.1)%	12.49	12.52	(0.2)%
Washington	13.51	13.16	2.7%	13.51	13.27	1.8%
Georgia	9.21	9.16	0.5%	9.26	9.23	0.3%
All other states	11.75	11.43	2.8%	11.79	11.49	2.6%
Total realized rent per square foot	$12.58	$12.31	2.2%	$12.59	$12.38	1.7%

REVPAF:
Southern California	$16.62	$16.32	1.8%	$16.47	$16.23	1.5%
Northern California	15.18	14.66	3.5%	14.95	14.50	3.1%
Texas	9.21	8.83	4.3%	9.08	8.75	3.8%
Florida	10.92	10.57	3.3%	10.81	10.51	2.9%
Illinois	11.37	11.14	2.1%	11.30	11.09	1.9%
Washington	12.40	12.04	3.0%	12.27	11.96	2.6%
Georgia	8.37	8.08	3.6%	8.30	8.05	3.1%
All other states	10.88	10.42	4.4%	10.74	10.29	4.4%
Total REVPAF	$11.61	$11.20	3.7%	$11.47	$11.10	3.3%

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

Other Facilities

The Other Facilities include 105 facilities that were either recently acquired, recently developed, or were recently expanded by adding additional storage units.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The Other Facilities are presented in the following categories on the table below:  i) “Facilities placed into service in 2011”, representing six facilities acquired in the six months ended June 30, 2011 from third parties along with a commercial facility that we owned that was converted into a self-storage facility in the six months ended June 30, 2011; (ii) “Facilities placed into service in 2010,” representing 42 facilities that we acquired from third parties in 2010; and (iii) “Expansion Facilities” representing facilities that have been recently expanded by the addition of storage units as a result of construction activities which, due to these construction activities, were not stabilized during 2009, 2010, and 2011 and are not included as Same Store facilities.  The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2011	$740	$-	$740	$1,167	$-	$1,167
Facilities placed into service in 2010	7,807	2,279	5,528	15,193	2,279	12,914
Expansion facilities	14,978	13,620	1,358	29,363	26,779	2,584
Total rental income	23,525	15,899	7,626	45,723	29,058	16,665

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2011	$294	$-	$294	$470	$-	$470
Facilities placed into service in 2010	2,955	818	2,137	5,944	818	5,126
Expansion facilities	4,583	4,593	(10)	9,379	9,472	(93)
Total cost of operations	7,832	5,411	2,421	15,793	10,290	5,503

Net operating income before depreciation and amortization expense:
Facilities placed into service in 2011	$446	$-	$446	$697	$-	$697
Facilities placed into service in 2010	4,852	1,461	3,391	9,249	1,461	7,788
Expansion facilities	10,395	9,027	1,368	19,984	17,307	2,677
Total net operating income (a)	15,693	10,488	5,205	29,930	18,768	11,162
Depreciation and amortization expense	(10,004)	(2,803)	(7,201)	(21,746)	(9,380)	(12,366)
Net income	$5,689	$7,685	$(1,996)	$8,184	$9,388	$(1,204)

At June 30:
Square foot occupancy:
Facilities placed into service in 2011				76.0%	-	-
Facilities placed into service in 2010				80.6%	89.5%	(9.9)%
Expansion facilities				89.9%	89.1%	0.9%
				85.6%	89.2%	(4.0)%

In place annual rent per occupied square foot:
Facilities placed into service in 2011				$10.78	$-	-
Facilities placed into service in 2010				15.54	16.15	(3.8)%
Expansion facilities				16.51	16.37	0.9%
				$15.83	$16.31	(2.9)%

Number of Facilities:
Facilities placed into service in 2011				7	-	7
Facilities placed into service in 2010				42	31	11
Expansion facilities				56	56	-
				105	87	18
Net rentable square feet (in thousands):
Facilities placed into service in 2011				651	-	651
Facilities placed into service in 2010				2,660	1,968	692
Expansion facilities				4,473	4,164	309
				7,784	6,132	1,652

(a)
See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

In the six months ended June 30, 2011, we acquired five facilities in Reno, NV, and one facility in Bronx, NY for an aggregate acquisition cost of $37,476,000.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the period we owned them during for the six months ended June 30, 2011, was approximately 6.7%.

In 2010, we acquired 42 facilities for an aggregate acquisition cost of $239,643,000; 31 of these facilities were acquired in the second quarter of 2010, seven in the third quarter of 2010, and four in the fourth quarter of 2010.  Thirty-two of these 42 facilities are located in California (primarily in Los Angeles and San Francisco), three facilities are located in Chicago, IL., two facilities are located in West Palm Beach, FL., and one facility each is located in Atlanta, GA., Honolulu, HI., New Orleans, LA., Newark, NJ., and Columbus, OH.  The weighted average capitalization rates for these 42 facilities, based upon annualizing the net operating income for the six months ended June 30, 2011, was approximately 7.7%.

During the six months ended June 30, 2011, we completed the expansion of one facility, and converted a commercial facility into a self-storage facility, for an aggregate of $8,928,000 (213,000 net rentable square feet).

In July 2011, we acquired two additional facilities, one in California and one in Florida, for an aggregate of approximately $23 million.  We expect increases in revenues and expenses in the remainder of 2011 for the facilities added in 2010 and 2011, to the extent that the operations will be reflected for a full period in 2011 and not in the corresponding period in 2010.

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

Equity in earnings of real estate entities

At June 30, 2011, we have equity investments in PSB, Shurgard Europe and five affiliated limited partnerships.  Due to our limited ownership interest and lack of control of these entities, we account for such investments using the equity method.

Equity in earnings of real estate entities for the three and six months ended June 30, 2011 and 2010 consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 10 to our June 30, 2011 condensed consolidated financial statements.

Historical summary:	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$19,904	$19,757	$147	$39,596	$37,932	$1,664
Shurgard Europe	18,827	11,686	7,141	33,434	23,956	9,478
Other Investments	687	654	33	1,348	1,267	81
	39,418	32,097	7,321	74,378	63,155	11,223
Depreciation:
PSB	(8,480)	(7,631)	(849)	(16,998)	(15,087)	(1,911)
Shurgard Europe	(8,938)	(7,129)	(1,809)	(16,973)	(14,770)	(2,203)
Other Investments	(220)	(227)	7	(455)	(450)	(5)
	(17,638)	(14,987)	(2,651)	(34,426)	(30,307)	(4,119)
Other (2):
PSB (3)	(5,343)	(7,212)	1,869	(7,733)	(11,657)	3,924
Shurgard Europe	(3,647)	(1,098)	(2,549)	(5,692)	(2,417)	(3,275)
Other Investments	(20)	(12)	(8)	(41)	(25)	(16)
	(9,010)	(8,322)	(688)	(13,466)	(14,099)	633

Total equity in earnings of real estate entities:
PSB	6,081	4,914	1,167	14,865	11,188	3,677
Shurgard Europe	6,242	3,459	2,783	10,769	6,769	4,000
Other Investments	447	415	32	852	792	60
Total equity in earnings of real estate entities	$12,770	$8,788	$3,982	$26,486	$18,749	$7,737

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, and other non-property; non-depreciation related operating results of these entities.

(3)
Includes our pro rata share totaling $3.0 million from PSB’s gain on preferred unit repurchases for the six months ended June 30, 2011, $1.0 million from PSB’s loss on preferred equity redemptions for the three and six months ended June 30, 2010 and $2.1 million from PSB’s gain on sale of a property for the six months ended June 30, 2010.

Investment in PSB:  At June 30, 2011 and December 31 2010, we have a 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30 2011, PSB owned and operated 21.9 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB increased to $6,081,000 in the three months ended June 30, 2011, as compared to $4,914,000 in the same period in 2010.  Equity in earnings from PSB increased to $14,865,000 in the six months ended June 30, 2011, as compared to $11,188,000 in the same period in 2010.  The increases were primarily due to our pro rata share, $1.6 million and $3.8 million, of the increase in net operating income of PSB’s “Non-Same Park” facilities, representing newly acquired facilities, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.  Equity in earnings was also favorably impacted during the six months ended June 30, 2011 as the result of recognizing our pro rata share, $3.0 million, of the benefit that PSB recognized during the six months ended June 30, 2011 as a result of PSB’s preferred partnership unit repurchases.  Equity in earnings was favorably impacted during the six months ended June 30, 2010 as the result of recognizing our pro rata share, $2.1 million, of PSB’s gain on disposition of a property.

We expect that our future equity income from PSB will be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.  See Note 4 to our June 30, 2011 condensed consolidated financial statements for additional financial information on PSB.

Investment in Shurgard Europe: At June 30, 2011, and for each of the three and six months ended June 30, 2011 and 2010, we have a 49% equity interest in Shurgard Europe, and we account for our investment in Shurgard Europe under the equity method.  Selected financial data for Shurgard Europe for each of the three and six months ended June 30, 2011 and 2010 is included in Note 4 to our June 30, 2011 condensed consolidated financial statements.

At December 31, 2010, Shurgard Europe’s operations were comprised of 188 self-storage facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consisted of 116 wholly-owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe has a 20% equity interest.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not already own in the two joint venture partnerships (the “Acquired Joint Venture Interests”) for €172.0 million.  We loaned Shurgard Europe $237.9 million to fund this acquisition.  On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the $237.9 million loan from us for $121.3 million, and the loan was effectively exchanged for an equity interest in Shurgard Europe.

Our equity in earnings of Shurgard Europe is comprised of our 49% equity share of Shurgard Europe’s operations.  For the three months ended June 30, 2011 and 2010, we received from Shurgard Europe $15,341,000 and $11,436,000, respectively, of interest on the loans provided to Shurgard Europe and $661,000 and $390,000, respectively, of trademark license fees.  For the six months ended June 30, 2011 and 2010, we also received from Shurgard Europe $28,176,000 and $24,045,000, respectively, of interest on the loans provided to Shurgard Europe and $1,166,000 and $805,000, respectively, of trademark license fees.  For financial statement purposes, 49% of the interest and trademark license fees have been classified as equity in earnings and the remaining 51% as interest and other income.  The amount of interest and trademark license fees reclassified was approximately $7,841,000 and $14,377,000 in the three and six months ended June 30, 2011, respectively, as compared to $5,795,000 and $12,177,000 for the same periods in 2010.

Equity in earnings from our investment in Shurgard Europe for the three months ended June 30, 2011 was $6,242,000 as compared to $3,459,000 for the same period in 2010, representing an increase of $2,783,000.  Equity in earnings from our investment in Shurgard Europe for the six months ended June 30, 2011 was $10,769,000 as compared to $6,769,000 for the same period in 2010, representing an increase of $4,000,000.  These increases are due primarily to our pro rata share of the increased earnings of the Acquired Joint Venture Interests.

We evaluate the performance metrics of Shurgard Europe’s Same Store Facilities in order to evaluate the performance of our investment in Shurgard Europe, because the Shurgard Europe Same Store Facilities represent the primary driver of our pro-rata share of earnings of Shurgard Europe.  The Shurgard Europe Same Store Pool represents those 150 facilities that are wholly-owned at June 30, 2011 and have been operated by Shurgard Europe at a stabilized occupancy level since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011.  A facility included in Shurgard Europe’s Same Store Pool for the three months ended March 31, 2011 is no longer comparable to prior periods and has been removed.  The following table reflects 100% of the operating results of those 150 facilities for all periods, notwithstanding that Shurgard Europe had a 20% equity interest in certain of these properties previously owned by the two joint venture partnerships prior to March 2, 2011.  We account for our investment in Shurgard Europe on the equity method of accounting; accordingly, our pro rata share of the operating results for these facilities is included in “equity in earnings of real estate entities” on our condensed consolidated statements of income.

Selected Operating Data for the 150 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2009 (“Europe Same Store Facilities”):	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)(b)
Revenues:
Rental income	$46,928	$46,533	0.8%	$91,601	$90,565	1.1%
Late charges and administrative fees collected	868	817	6.2%	1,718	1,537	11.8%
Total revenues	47,796	47,350	0.9%	93,319	92,102	1.3%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	2,629	2,231	17.8%	5,058	4,698	7.7%
Direct property payroll	6,301	6,175	2.0%	11,770	11,653	1.0%
Advertising and promotion	1,890	1,322	43.0%	3,250	2,872	13.2%
Utilities	988	833	18.6%	2,322	2,115	9.8%
Repairs and maintenance	1,302	1,243	4.7%	3,029	2,397	26.4%
Property insurance	264	316	(16.5)%	524	613	(14.5)%
Other costs of management	7,647	8,035	(4.8)%	15,300	15,759	(2.9)%
Total cost of operations	21,021	20,155	4.3%	41,253	40,107	2.9%

Net operating income (c)	$26,775	$27,195	(1.5)%	$52,066	$51,995	0.1%

Gross margin	56.0%	57.4%	(2.4)%	55.8%	56.5%	(1.2)%
Weighted average for the period:
Square foot occupancy (d)	85.7%	85.3%	0.5%	85.4%	85.4%	0.0%
Realized annual rent per occupied square foot (e)(f)	$27.79	$27.69	0.4%	$27.22	$26.91	1.2%
REVPAF (f)(g)	$23.82	$23.62	0.8%	$23.25	$22.98	1.2%
Weighted average at June 30:
Square foot occupancy				86.4%	86.0%	0.5%
In place annual rent per occupied square foot (h)				$30.32	$29.57	2.5%
Total net rentable square feet (in thousands)				7,881	7,881	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.438	1.438	-	1.402	1.402	-
Actual historical exchange rates	1.438	1.273	13.0%	1.402	1.329	5.5%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and six months ended June 30, 2010 have been restated using the actual exchange rate for the three and six months ended June 30, 2011, respectively.

(b)
We include our pro-rata share of these operating results in our condensed consolidated statements of income in “equity in earnings of real estate entities.”  The amounts incorporated in our financial statements are based upon the actual weighted average exchange rates for each period.

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

(e)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income before late charges and administrative fees by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts which reduce rental income from the contractual amounts due.

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

Shurgard Europe’s operations have been impacted by the same trends in self-storage demand that our domestic facilities faced.  Year-over-year revenue growth was 0.9% and 1.3% in the three months and six months ended June 30, 2011.  At June 30, 2011, in place rental rates were 2.5% higher and average square foot occupancy was up 0.5%, as compared to June 30, 2010.  The operating results of the Europe Same Store Facilities are more volatile than the operating results of the Same Store Facilities, because of the relatively smaller size of the Europe Same Store Facilities and because these facilities are located in seven different countries.

Net operating income decreased 1.5% in the three months ended June 30, 2011 as compared to the same period in 2010.  This decrease is due to a 4.3% increase in cost of operations, partially offset by a 0.9% increase in revenues.  The cost of operations increase in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily caused by higher advertising and promotion and property taxes.  The revenue increase in the three months ended June 30, 2011 as compared to the same period in 2010 was primarily caused by higher rental income as a result of a 0.4% increase in average realized annual rental rates per occupied square foot and a 0.5% increase in average occupancy levels.  Net operating income increased 0.1% in the six months ended June 30, 2011 as compared to the same period in 2010.  This increase is due to a 1.3% increase in revenues, partially offset by a 2.9% increase in cost of operations.  The revenue increase in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily caused by higher rental income as a result of a 1.2% increase in average realized annual rental rates per occupied square foot while average occupancy levels were flat.  The cost of operations increase in the six months ended June 30, 2011 as compared to the same period in 2010 was primarily caused by higher repairs and maintenance expenditures.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.

In Note 4 to our June 30, 2011 condensed consolidated financial statements, we disclose Shurgard Europe’s consolidated operating results for the three and six months ended June 30, 2011 and 2010.  Shurgard Europe’s consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

See “Liquidity and Capital Resources” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at June 30, 2011 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 19 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our June 30, 2011 condensed consolidated financial statements for the operating results of these 19 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 10 to our June 30, 2011 condensed consolidated financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our consolidated statements of income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance	$17,468	$16,719	$749	$34,223	$32,281	$1,942
Commercial	3,620	3,516	104	7,420	7,213	207
Merchandise and other	7,803	6,842	961	14,163	12,741	1,422
Total revenues	28,891	27,077	1,814	55,806	52,235	3,571

Ancillary Cost of Operations:
Tenant reinsurance	3,260	3,086	174	6,378	5,812	566
Commercial	1,352	1,412	(60)	2,866	2,849	17
Merchandise and other	4,985	5,041	(56)	9,267	9,308	(41)
Total cost of operations	9,597	9,539	58	18,511	17,969	542

Depreciation – commercial operations:	655	655	-	1,328	1,310	18

Ancillary net income:
Tenant reinsurance	14,208	13,633	575	27,845	26,469	1,376
Commercial	1,613	1,449	164	3,226	3,054	172
Merchandise and other	2,818	1,801	1,017	4,896	3,433	1,463
Total ancillary net income	$18,639	$16,883	$1,756	$35,967	$32,956	$3,011

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

The increases in tenant reinsurance revenues in the three and six months ended June 30, 2011 as compared to the same periods in 2010 are primarily attributable to an increase in the percentage of our existing tenants retaining such policies, as well as an increase in the number of facilities due to the acquisition of 42 facilities in the year ended December 31, 2010 and six facilities in the six months ended June 30, 2011.  On average, approximately 60.9%, and 60.1% of our tenants had such policies during the three and six months ended June 30, 2011, respectively, as compared to 58.5% and 58.0% during the same periods in 2010.  We believe that the growth in tenant reinsurance revenues in the remainder of 2011 may not be as high as experienced in 2010 because we expect less growth in the percentage of tenants retaining insurance policies.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  Merchandise revenues have been favorably impacted in the three and six months ended June 30, 2011 as compared to the same periods in 2010 by an improved gross margin on locks sold.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $10,575,000 and $18,343,000 for the three and six months ended June 30, 2011, respectively, as compared to $7,032,000 and $15,248,000 for the same periods in 2010, and is comprised primarily of interest and other income from Shurgard Europe, interest on our loan to PSB and, to a lesser extent, interest earned on cash balances.

The interest and other income from Shurgard Europe is comprised of interest income on the loans receivable from Shurgard Europe as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our condensed consolidated statements of income.  Interest and other income from Shurgard Europe increased to $8,162,000 and $14,965,000 in the three and six months ended June 30, 2011, respectively, as compared to $6,031,000 and $12,673,000 for the same periods in 2010.  The increase is due to a new loan we provided to Shurgard Europe to fund the acquisition cost of the Acquired Joint Venture Interests.  On February 28, 2011, we loaned Shurgard Europe an additional $237.9 million.  This loan bore interest at a fixed rate of 7.0% per annum and was denominated in U.S. Dollars.  On June 15, 2011, our joint venture partner effectively purchased 51% of the $237.9 million loan from us for $121.3 million, and the loan was effectively exchanged for an equity interest in Shurgard Europe.  No further interest will be recorded on this loan for periods after June 15, 2011.

In addition, we received $1,692,000 from our joint venture partner for funding our joint venture partner’s 51% pro rata share of the cost of the Acquired Joint Venture Interests from March 2, 2011 until June 15, 2011, and recorded this amount as interest and other income for the three and six months ended June 30, 2011.

As of June 30, 2011, we had a €357.6 million loan receivable from Shurgard Europe totaling $514.6 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balances as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

On February 9, 2011, we loaned PSB $121.0 million.  The loan has a six-month term, no prepayment penalties, and bears interest at a rate of three-month LIBOR plus 0.85% (1.10% per annum at June 30, 2011).  For the three and six months ended June 30, 2011, we recorded interest income of approximately $328,000 and $523,000, respectively, related to the loan.  On April 9, 2011, we received a principal repayment of $5.0 million from PSB on this loan.  As of June 30, 2011, the loan totaled $116.0 million.  We expect repayment of the loan by August 9, 2011 when the loan matures.

The remaining interest and other income totaling $393,000 and $1,163,000 in three and six months ended June 30, 2011, respectively, as compared to $1,001,000 and $2,575,000 in the same periods in 2010, is comprised primarily of interest income on cash balances.  Interest rates continue to be at historically low rates.

Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments of approximately 0.1%, earned interest is expected to be minimal.

Depreciation and amortization: Depreciation and amortization expense was $89,186,000 and $177,728,000 for the three and six months ended June 30, 2011, respectively, as compared to $84,879,000 and $169,596,000 for the same periods in 2010.

The increase in depreciation and amortization expense for the three and six months ended June 30, 2011, as compared to the same periods in 2010 is primarily due to depreciation and amortization of the tenant intangible assets we acquired in connection with the acquisition of 42 self-storage facilities during 2010 and the six facilities acquired during the six months ended June 30, 2011.  Amortization expense with respect to tenant intangible assets was $2,636,000 and $6,147,000 for three and six months ended June 30, 2011, respectively, as compared to $2,408,000 and $3,314,000 for the same periods in 2010.  We expect approximately $3.0 million in intangible amortization during the remainder of 2011, with respect to our intangible assets at June 30, 2011, primarily attributable to the 42 self-storage facilities we acquired in 2010, the six self-storage facilities and the leasehold interest in the land of one of our self-storage facilities acquired in the six months ended June 30, 2011.  Future intangible amortization will also depend upon the level of acquisitions of facilities that have tenants in place.

General and administrative expense: General and administrative expense was $12,593,000, and $26,828,000 for the three and six months ended June 30, 2011, respectively, as compared to $10,081,000, and $20,158,000 for the same periods in 2010.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation for corporate and executive personnel.

The increases in general and administrative expense for the three and six months ended June 30, 2011, as compared to the same periods in 2010 are due primarily to additional share-based compensation expense related to a performance-based restricted share unit program described in Note 9 to our June 30, 2011 condensed consolidated financial statements.  We expect a total of approximately 267,000 restricted share units to be granted in early 2012 under this program and as a result, a total of $3,397,000 and $5,666,000 restricted share unit expense was recorded during the three and six months ended June 30, 2011, respectively.  Assuming that our expectations regarding the achievement of the highest performance conditions are met, we expect an additional $6,777,000 of restricted share unit expense pursuant to this performance-based program to be recorded in the remainder of 2011, $6.7 million in 2012, $3.9 million in 2013, $2.2 million in 2014 and $0.9 million in 2015.

We expect ongoing general and administrative expense to approximate $25 million to $30 million for the remainder of 2011, excluding expenses related to property acquisitions and assuming that our expectations regarding the restricted share unit plan do not change.  Costs related to property acquisitions are included in general and administrative expense; however, such expenses for the remainder of 2011 are dependent on the level of acquisitions, which is not determinable at this time.

Interest expense: Interest expense was $5,933,000 and $12,917,000 for the three and six months ended June 30, 2011, respectively, as compared to $7,278,000 and $14,617,000 for the same periods in 2010

The decreases in the three and six months ended June 30, 2011, as compared to the same periods in 2010 are due primarily to reductions of $1.5 million and $2.1 million, respectively, resulting from the maturity in February 2011 of certain of our unsecured notes payable, as well as reductions associated with other scheduled principal payments, offset by increases of $0.4 million and $0.9 million, respectively, in interest expense on debt assumed in connection with property acquisitions during 2010.

See Note 5 to our June 30, 2011 condensed consolidated financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Capitalized interest expense totaled $141,000 and $221,000 for the three and six months ended June 30, 2011, respectively, as compared to $120,000 and $192,000 for the same periods in 2010, in connection with our development activities.

Foreign Exchange Gain (Loss): A loan to Shurgard Europe totaling €357.6 million ($514.6 million) is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the this loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded foreign currency translation gains of $10,496,000 and $41,748,000 in the three and six months ended June 30, 2011, respectively, as compared to foreign currency translation losses of $49,204,000 and $84,047,000 for the same periods in 2010, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.439, 1.410 and 1.325 at June 30, 2011, March 31, 2011 and December 31, 2010, respectively.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.221, 1.345 and 1.433 at June 30, 2010, March 31, 2010 and December 31, 2009, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the Euro-denominated loan.

Discontinued Operations: Included in discontinued operations are the historical operations of (i) a land-leased facility that was disposed of in the six months ended June 30, 2011 and another land-leased facility that was disposed of in the year ended December 31, 2010 when the respective land leases expired, and (ii) two self-storage facilities that were disposed of in 2010.  In addition to revenues and expenses of these operating units, discontinued operations is comprised primarily of a $253,000 loss on disposition of a land-leased facility where the landlord did not renew the lease, for the six months ended June 30, 2011, $4,650,000 and $5,087,000 in gains on disposition of real estate facilities for the three and six months ended June 30, 2010, respectively, and a $397,000 impairment charge on real estate incurred in the six months ended June 30, 2010.

Liquidity and Capital Resources

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

	For the Six Months Ended June 30,
	2011	2010
	(Amount in thousands)
Net cash provided by operating activities (a)	$582,464	$525,612

Capital improvements to maintain our facilities	(44,292)	(37,002)
Remaining operating cash flow available for distributions to equity holders	538,172	488,610

Distributions paid to noncontrolling interests	(7,148)	(12,261)

Cash from operations allocable to Public Storage shareholders	531,024	476,349
Distributions paid to Public Storage shareholders	(413,613)	(367,565)

Cash from operations available for principal payments on debt and reinvestment (b)	$117,411	$108,784

(a)	Represents net cash provided by operating activities for each respective period as presented in our June 30, 2011 condensed consolidated statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at June 30, 2011, (ii) internally generated retained cash flows, (iii) depending upon market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments:  At June 30, 2011, we had approximately $144.5 million of cash and we have access to our $300 million line of credit which expires March 27, 2012.  On July 26, 2011, we raised approximately $487.5 million in gross proceeds from the issuance of preferred securities.  We also expect to receive approximately $116 million from PSB for the repayment of a loan due on August 9, 2011.  Our capital commitments over the remainder of 2011 total approximately $608.3 million and include (i) $5.9 million in principal payments on debt, (ii) $23.3 million for the acquisition of two self-storage facilities described below, (iii) $154.3 million to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in the Partnerships described below, and (iv) $424.8 million for the redemption of our Series K Cumulative Preferred Shares.  We have no further significant commitments until 2013, when $266.0 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at August 5, 2011.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress experienced in late 2008 and early 2009.  During 2011 and 2010, we issued approximately $862.5 million and $270.0 million, respectively, of preferred securities at favorable rates.  Despite our recent issuances of preferred equity, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At June 30, 2011, outstanding debt totaled approximately $449.5 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2011 (remainder)	$-	$5,859	$5,859
2012	-	71,244	71,244
2013	186,460	79,582	266,042
2014	-	49,625	49,625
2015	-	37,023	37,023
Thereafter	-	19,726	19,726
	$186,460	$263,059	$449,519

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At June 30, 2011, we have 1,943 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio. We incurred capital improvements totaling $44.3 million during the six months ended June 30, 2011.  During the remainder of 2011, we expect to incur approximately $35 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate distributions paid during the six months ended June 30, 2011 totaled $413.6 million, consisting of the following (amounts in thousands):

Cumulative preferred shareholders	$116,256
Common shareholders and restricted share unitholders	297,357
Total REIT qualifying distributions	$413,613

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at June 30, 2011, adjusted for the redemption of our Series K Cumulative Preferred Shares noted below and the issuance of our Series R Cumulative Preferred Shares noted above, to be approximately $217 million per year.

On August 4, 2011, our Board of Trustees declared a regular common dividend of $0.95 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $7,148,000 in the six months ended June 30, 2011.  During the six months ended June 30, 2011, a total of $4,915,000 in distributions were paid related to interests purchased from the Hughes Family on June 30, 2011, and for interests that are expected to be purchased in five publicly-held partnerships as described below.  Following the respective acquisition dates, no further distributions will be paid to these acquired noncontrolling interests.

Acquisition and Development Activities: At June 30, 2011, we were under contract to acquire two properties for approximately $23.3 million.  Both of these acquisitions closed in July 2011.

During the remainder of 2011, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

We have a minimal development pipeline at June 30, 2011 and have no current plans to expand our development activities.  We plan on financing these activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

On June 30, 2011, we entered into merger agreements to acquire all of the units of limited partnership interest and general partnership interests we do not currently own in five limited partnerships.  The aggregate consideration, which will be paid in the form of Public Storage Common Shares or, at the option of each individual unitholder, cash, totals approximately $154.3 million.  While there can be no assurance, and the transactions are subject to certain customary closing conditions and pending litigation, we expect these transactions to close in August 2011.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of June 30, 2011, we had a €357.6 million loan receivable from Shurgard Europe totaling $514.6 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  During the six months ended June 30, 2011, Shurgard Europe repaid €16.1 million ($22.3 million).  Future prepayments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

Shurgard Europe had approximately €192.8 million ($277.4 million) of outstanding debt payable to third parties at June 30, 2011, which is secured by 72 of its properties without recourse to Shurgard Europe, Public Storage, or any third party.  One loan totaling €87.8 million ($126.3 million) is due in May 2012, and the other loan totaling €105.0 million ($151.1 million), is due in July 2013.  We expect Shurgard Europe to refinance these on or before their maturity dates.

Redemption of Preferred Securities: As of June 30, 2011, several series of our preferred securities were redeemable at our option upon at least 30 days’ notice with dividend rates ranging from 6.125% to 7.000% and have an aggregate redemption value of approximately $1.3 billion.  During the remainder of 2011, we have an additional $632 million liquidation value of our preferred securities that become redeemable, including the $425 million of our 7.25% Series K Cumulative Preferred Shares which have been called for redemption on August 22, 2011, and $207 million of our 6.75% Series L Cumulative Preferred Shares which are available for redemption on October 20, 2011.  Generally our  strategy is to  redeem a  preferred  security with  the proceeds  from the  issuance of a  new  preferred  series  having a  lower  dividend  rate, thus  reducing our  cost of  capital, but  not  necessarily  reducing  our  overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

On July 22, 2011, we called for redemption all of our outstanding 16,990,244 depositary shares each representing 1/1,000 of a 7.25% Cumulative Preferred Share of Beneficial Interest, Series K at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on August 22, 2011, is $424,756,100.  In applying EITF D-42 to this redemption, we will allocate $13,064,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the quarter ending September 30, 2011.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 5, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2011 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2011 (Remainder)	2012	2013	2014	2015	Thereafter

Long-term debt (1)	$500,797	$17,484	$92,451	$276,251	$$53,773	$38,447	$22,391

Operating leases (2)	68,053	2,468	3,957	4,013	3,939	5,094	48,582

Construction commitments (3)	8,099	6,479	1,620	-	-	-	-

Total	$576,949	$26,431	$98,028	$280,264	$57,712	$43,541	$70,973

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 5 to our June 30, 2011 condensed consolidated financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at June 30, 2011.

Off-Balance Sheet Arrangements: At June 30, 2011 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At June 30, 2011, our debt as a percentage of total equity (based on book values) was 5.2%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At June 30, 2011, our Series W, Series X, Series Y, Series Z, Series A, Series C, Series D, Series E, Series F, Series G and Series H preferred shares are currently redeemable by us at our option.  Under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 7 to our June 30, 2011 condensed consolidated financial statements.

Our market-risk sensitive instruments include notes payable, which totaled $449,519,000 at June 30, 2011.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $391.9 million at June 30, 2011.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €357.6 million ($514.6 million) at June 30, 2011.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2011 (dollar amounts in thousands).

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt	$5,859	$71,244	$266,042	$49,625	$37,023	$19,726	$449,519	$455,928
Average interest rate	5.36%	5.43%	5.25%	5.03%	5.03%	5.03%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of June 30, 2011, we have no borrowings under our line of credit.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 5, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2011.  During the six months ended June 30, 2011 we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During May and June, 2011, we redeemed all 20,700,000 of our outstanding Cumulative Preferred Shares, Series I with a liquidation amount of $517.5 million for an aggregate of $522.8 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series I during the three months ended June 30, 2011:

Period Covered	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2011 – April 30, 2011	-	-

May 1, 2011 – May 31, 2011

Preferred Shares - Series I	14,000,000	$25.00

June 1, 2011 – June 30, 2011

Preferred Shares - Series I	6,700,000	$25.00

Total	20,700,000	$25.00

Item 4.	(Removed and reserved)

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

DATED:                      August 5, 2011

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series E. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series G. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.950% Cumulative Preferred Shares, Series H. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.14	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series I. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 7.250% Cumulative Preferred Shares, Series K. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.16	Articles Supplementary for Public Storage 6.750% Cumulative Preferred Shares, Series L. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.17	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.18	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.19	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.20	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series P. Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.
3.21	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated April 6, 2011 and incorporated by reference herein.
3.22	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 19, 2011 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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