Form 10-Q
period 2011-09-30
Public Storage
filed 2011-11-07
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November 2, 2011:

Common Shares of beneficial interest, $.10 par value per share – 171,059,012 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010	2

	Condensed Consolidated Statement of Equity for the Nine Months Ended September 30, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4 - 5

	Notes to Condensed Consolidated Financial Statements	6 - 32

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33 – 60

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61

Item 4.	Controls and Procedures	62

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63 – 64

Item 6.	Exhibits	64

PUBLIC STORAGE
BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)

Cash and cash equivalents	$160,733	$456,252
Marketable securities	-	102,279
Real estate facilities, at cost:
Land	2,809,340	2,789,227
Buildings	7,936,926	7,798,120
	10,746,266	10,587,347
Accumulated depreciation	(3,312,971)	(3,061,459)
	7,433,295	7,525,888
Construction in process	4,018	6,928
	7,437,313	7,532,816

Investment in real estate entities	716,587	601,569
Goodwill and other intangible assets, net	211,425	216,725
Loans receivable from real estate entities	466,349	495,229
Other assets	93,136	90,463
Total assets	$9,085,543	$9,495,333

LIABILITIES AND EQUITY

Notes payable	$418,851	$568,417
Accrued and other liabilities	244,462	205,769
Total liabilities	663,313	774,186

Redeemable noncontrolling interests	12,316	12,213

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 479,200 shares issued (in series) and outstanding, (486,390 at December 31, 2010) at liquidation preference	3,216,271	3,396,027
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 170,036,247 shares issued and outstanding (169,252,819 at December 31, 2010)	17,003	16,927
Paid-in capital	5,432,932	5,515,827
Accumulated deficit	(265,226)	(236,410)
Accumulated other comprehensive loss	(15,218)	(15,773)
Total Public Storage shareholders’ equity	8,385,762	8,676,598
Permanent noncontrolling interests	24,152	32,336
Total equity	8,409,914	8,708,934
Total liabilities and equity	$9,085,543	$9,495,333

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Self-storage facilities	$416,104	$388,932	$1,196,352	$1,126,285
Ancillary operations	30,011	26,588	85,817	78,823
Interest and other income	6,875	6,775	25,218	22,023
	452,990	422,295	1,307,387	1,227,131
Expenses:
Cost of operations:
Self-storage facilities	128,976	127,423	394,030	387,328
Ancillary operations	9,793	7,091	28,304	25,060
Depreciation and amortization	90,935	92,583	268,601	262,135
General and administrative	14,116	8,910	40,944	29,068
Interest expense	5,862	7,838	18,779	22,455
	249,682	243,845	750,658	726,046
Income from continuing operations before equity in earnings of real estate entities, foreign currency exchange (loss) gain, gain on real estate sales and debt retirement, net and asset impairment charges	203,308	178,450	556,729	501,085
Equity in earnings of real estate entities	15,269	9,043	41,755	27,792
Foreign currency exchange (loss) gain	(28,253)	55,455	13,495	(28,592)
Gain on real estate sales and debt retirement, net	4,983	-	5,111	679
Asset impairment charges	(2,186)	-	(2,186)	(1,949)
Income from continuing operations	193,121	242,948	614,904	499,015
Discontinued operations	1,392	2,863	1,118	7,889
Net income	194,513	245,811	616,022	506,904
Net income allocated to noncontrolling interests	(3,374)	(6,457)	(12,331)	(18,551)
Net income allocable to Public Storage shareholders	$191,139	$239,354	$603,691	$488,353
Allocation of net income to Public Storage shareholders:
Preferred shareholders based on distributions paid	$56,670	$57,522	$172,926	$174,509
Preferred shareholders based on redemptions	16,178	(800)	32,077	4,263
Equity Shares, Series A	-	-	-	5,131
Equity Shares, Series A based on redemptions	-	-	-	25,746
Restricted share units	341	426	1,164	923
Common shareholders	117,950	182,206	397,524	277,781
	$191,139	$239,354	$603,691	$488,353
Net income per common share – basic
Continuing operations	$0.68	$1.06	$2.34	$1.60
Discontinued operations	0.01	0.02	0.01	0.05
	$0.69	$1.08	$2.35	$1.65
Net income per common share – diluted
Continuing operations	$0.68	$1.05	$2.32	$1.59
Discontinued operations	0.01	0.02	0.01	0.05
	$0.69	$1.07	$2.33	$1.64
Basic weighted average common shares outstanding	169,728	169,014	169,512	168,766
Diluted weighted average common shares outstanding	170,830	169,977	170,538	169,640

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests	Total Equity
Balance at December 31, 2010	$3,396,027	$16,927	$5,515,827	$(236,410)	$(15,773)	$8,676,598	$32,336	$8,708,934
Issuance of cumulative preferred shares (34,500,000 shares) (Note 8)	862,500	-	(26,873)	-	-	835,627	-	835,627
Redemption of cumulative preferred shares (41,690,000 shares) (Note 8)	(1,042,256)	-	-	-	-	(1,042,256)	-	(1,042,256)
Issuance of common shares in connection with share-based compensation (305,500 shares) (Note 10)	-	28	15,700	-	-	15,728	-	15,728
Issuance of common shares in connection with acquisition of noncontrolling interests (477,928 shares) (Note 7)	-	48	57,060	-	-	57,108	-	57,108
Share-based compensation expense, net of cash compensation in lieu of common shares (Note 10)	-	-	14,344	-	-	14,344	-	14,344
Adjustments of redeemable noncontrolling interests to liquidation value	-	-	-	(259)	-	(259)	-	(259)
Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	17,663	17,663
Acquisition of interests in Subsidiaries (Note 7)	-	-	(143,126)	-	-	(143,126)	(26,097)	(169,223)
Net income allocated to:
Public Storage Shareholders	-	-	-	616,022	-	616,022	-	616,022
Redeemable noncontrolling interests	-	-	-	(706)	-	(706)	-	(706)
Permanent noncontrolling interests	-	-	-	(11,625)	-	(11,625)	11,625	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(172,926)	-	(172,926)	-	(172,926)
Permanent noncontrolling interests	-	-	-	-	-	-	(11,375)	(11,375)
Common shares and restricted share units ($2.70 per share)	-	-	-	(459,322)	-	(459,322)	-	(459,322)
Other comprehensive income (Note 2)	-	-	-	-	555	555	-	555

Balance at September 30, 2011	$3,216,271	$17,003	$5,432,932	$(265,226)	$(15,218)	$8,385,762	$24,152	$8,409,914

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$616,022	$506,904
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales and debt retirement, including amounts in discontinued operations	(5,799)	(8,473)
Asset impairment charges, including amounts in discontinued operations	2,186	2,544
Depreciation and amortization, including amounts in discontinued operations	268,695	262,739
Distributions received from real estate entities in excess of equity in earnings of real estate entities	97	9,585
Foreign currency exchange (gain) loss	(13,495)	28,592
Other	41,087	19,823
Total adjustments	292,771	314,810
Net cash provided by operating activities	908,793	821,714
Cash flows from investing activities:
Capital improvements to real estate facilities	(57,026)	(68,628)
Construction in process	(16,743)	(11,859)
Acquisition of real estate facilities and property intangibles (Note 3)	(60,888)	(93,660)
Proceeds from sales of other real estate investments	4,753	15,442
Loans to real estate entities	(358,877)	-
Proceeds from repayments of loans receivable from real estate entities	163,663	18,919
Proceeds from disposition of loan receivable from real estate entities (Note 5)	121,317	-
Acquisition of investments in real estate entities	(1,274)	-
Net sales (purchases) of marketable securities	102,279	(104,828)
Other investing activities	537	4,572
Net cash used in investing activities	(102,259)	(240,042)
Cash flows from financing activities:
Principal payments on notes payable	(154,411)	(57,575)
Net proceeds from the issuance of common shares	15,728	36,602
Issuance of cumulative preferred shares	835,627	140,216
Redemption of cumulative preferred shares	(1,042,256)	(164,200)
Redemption of Equity Shares, Series A	-	(205,366)
Acquisition of permanent noncontrolling interests	(112,115)	-
Distributions paid to Public Storage shareholders	(632,248)	(560,743)
Distributions paid to noncontrolling interests	(12,237)	(18,654)
Net cash used in financing activities	(1,101,912)	(829,720)
Net decrease in cash and cash equivalents	(295,378)	(248,048)
Net effect of foreign exchange translation on cash	(141)	(2,262)
Cash and cash equivalents at the beginning of the period	456,252	763,789
Cash and cash equivalents at the end of the period	$160,733	$513,479

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2011	2010
Supplemental schedule of non cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(139)	$129
Investment in real estate entities	(269)	(4,326)
Loan receivable from real estate entities	(13,783)	27,405
Accumulated other comprehensive loss	14,050	(25,470)

Noncontrolling interests in subsidiaries acquired in exchange for the issuance of common shares (Note 7)
Additional paid in capital (noncontrolling interests acquired)	(57,108)	-
Common shares	48	-
Additional paid in capital (common shares issued)	57,060

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(259)	(194)
Redeemable noncontrolling interests	259	194

Conversion of note receivable from Shurgard Europe to investment (Note 5)
Loan receivable from real estate entities	116,560	-
Investment in real estate entities	(116,560)	-

Real estate acquired in connection with elimination of intangible assets	(4,738)	-
Intangible assets eliminated in connection with acquisition of real estate	4,738	-

Real estate acquired in exchange for assumption of note payable	(9,679)	(131,698)
Note payable assumed in connection with acquisition of real estate	9,679	131,698

Consolidation of entities previously accounted for under the equity method of accounting (Note 4)
Real estate facilities	(19,415)	-
Existing investment in real estate entities	6,126	-
Intangible assets, net	(3,985)	-
Permanent noncontrolling interests in subsidiaries	17,663	-

See accompanying notes.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

1.	Description of the Business

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland real estate investment trust, was organized in 1980.  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.

At September 30, 2011, we had direct and indirect equity interests in 2,056 self-storage facilities (with approximately 130.5 million net rentable square feet) located in 38 states in the U.S. operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 23.5 million net rentable square feet of commercial space located in 11 states in the U.S. primarily operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  We believe that all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been reflected in these unaudited interim financial statements.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonality and other factors.  The accompanying unaudited interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts previously reported in our December 31, 2010 and September 30, 2010 financial statements have been reclassified to conform to the September 30, 2011 presentation, as a result of discontinued operations.

Consolidation and Equity Method of Accounting

The Codification stipulates generally that entities with insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest, are considered Variable Interest Entities (“VIE”).  We have determined that we have no investments in any VIEs.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investment in entities that we do not control, but we have significant influence over, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Entities” or the “Real Estate Entities”).  When we obtain control of entities in which we already own a partial equity interest, we record a gain representing the differential between the book value and fair value of our preexisting partial equity interest.  We then commence consolidating the assets, liabilities, and any noncontrolling interests of the entity as described under “Other Investments” in Note 4 “Investments in Real Estate Entities”.  All such changes in consolidation status are reflected prospectively.

When we are the general partner of a partnership, we believe we control the partnership, unless the limited partners can dissolve the partnership or otherwise remove us as general partner without cause (commonly referred to as “kick-out rights”), or if the limited partners have the right to participate in substantive decisions that are expected to be made in the course of the partnership’s business.

Collectively, at September 30, 2011, the Company and its Subsidiaries own 2,039 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At September 30, 2011, the Unconsolidated Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (the “Other Investments”).  At September 30, 2011, the Other Investments own in aggregate 17 self-storage facilities with 1.0 million net rentable square feet in the U.S.

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2011, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax, and such taxes incurred are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2011, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties, including interest and property taxes incurred during the construction period, are capitalized.  Internal and external transaction costs associated with acquisitions or dispositions of real estate and equity interests in real estate are expensed as incurred.  Expenditures for repairs and maintenance are expensed as incurred.  Buildings and improvements are depreciated on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Acquisitions of interests in operating self-storage facilities, including the acquisition of a controlling interest in facilities we have a partial interest in, are accounted for under the provisions of Codification Section 805, “Business Combinations.”  The net acquisition cost, consisting of cash paid to third parties for their interests, the fair value of our existing investment, the fair value of any liabilities assumed, and the fair value of remaining noncontrolling interests, is allocated to the underlying land, buildings, and identified intangible assets based upon the relative individual estimated fair values.  Any difference between the net acquisition cost and the fair value of the net tangible and intangible assets acquired is recorded as goodwill.

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, interest receivable, and restricted cash.  During the nine months ended September 30, 2011 and 2010, we recorded asset impairment charges with respect to other assets totaling $1,889,000 and $611,000, respectively.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, accrued tenant reinsurance losses, casualty losses, and contingent loss accruals which are accrued when probable and estimable.  When it reasonably possible (but not probable) that a significant contingent loss has occurred, we disclose the nature of the potential loss and a range of exposure (if estimable).

Cash Equivalents and Marketable Securities

We classify as cash equivalents all highly liquid financial instruments such as money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper or treasury securities with remaining maturities of three months or less at the date of acquisition.  Cash and cash equivalents which are restricted from general corporate use, due to contractual agreement or regulatory requirement, are included in other assets.

Commercial paper with a remaining maturity of more than three months when acquired is presented on our balance sheet as marketable securities.  When at acquisition we have the positive intent and ability to hold these securities to maturity (investments that are “Held to Maturity”), the securities are stated at amortized cost and interest is recorded using the effective interest method.  Our marketable securities at December 31, 2010 consisted of Held to Maturity investments in corporate securities rated A1 by Standard and Poor’s, which matured in February 2011.

Fair Value Accounting

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier fair value hierarchy described in Codification Section 820-10-35.

We believe that, during all periods presented, the carrying values approximate the fair values of our cash and cash equivalents, marketable securities, other assets, and accrued and other liabilities, based upon our evaluation of the underlying characteristics, market data, and short maturity of these financial instruments, which involved considerable judgment.  The estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.  The characteristics of these financial instruments, market data, and other comparative metrics utilized in determining these fair values are “Level 2” inputs as the term is defined in Codification Section 820-10-35-47.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Significant judgment is used to estimate fair values in recording our business combinations, in evaluating real estate, goodwill, and other intangible assets for impairment, and determining fair values of our notes payable and noncontrolling interests in subsidiaries.  In estimating fair values, we consider significant unobservable inputs such as market prices of land, capitalization rates for real estate facilities, earnings multiples, projected levels of earnings, costs of construction, functional depreciation, and estimated market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable from real estate entities, and restricted cash.  At September 30, 2011, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and our financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Our intangible assets are comprised of goodwill, intangibles associated with individual self-storage facilities (“Property Intangibles”), and an intangible asset related to the “Shurgard” tradename.

Our goodwill balance of $174,634,000 at September 30, 2011 and December 31, 2010 is reported net of accumulated amortization of $85,085,000.  Goodwill has an indeterminate life and is not amortized.

Our Property Intangibles represent acquired tenants in place and, to a lesser extent, leasehold interests in land.  Property Intangibles are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  Accumulated amortization reflects those individual real estate facilities where the related Property Intangibles had not been fully amortized as of each applicable date.  At September 30, 2011, our Property Intangibles have a net book value of $17,967,000 ($23,267,000 at December 31, 2010).  Accumulated amortization totaled $26,303,000 at September 30, 2011 ($21,844,000 at December 31, 2010), and amortization expense of $3,078,000 and $5,764,000 was recorded for the three months ended September 30, 2011 and 2010, respectively, and $9,225,000 and $9,078,000 was recorded for the nine months ended September 30, 2011 and 2010, respectively.  In the nine months ended September 30, 2010, we recorded an asset impairment charge related to a land lease totaling $198,000.  During the nine months ended September 30, 2011, our Property Intangibles were increased by $3,925,000 in connection with the acquisition of nine self-storage facilities, the leasehold interest in the land of one of our existing self-storage facilities, and the consolidation of two entities (Note 3).

Our intangible asset representing the “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18,824,000 at September 30, 2011 and December 31, 2010.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

Goodwill impairment is evaluated by reporting unit.  No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation at December 31, 2010, nor were there any indicators of impairment at September 30, 2011.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

We evaluate our real estate and Property Intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

Impairment charges with respect to continuing operations are included under “asset impairment charges” on our statements of income, and any such charges with respect to discontinued operations are included under “discontinued operations” on our statements of income.

Revenue and Expense Recognition

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period, which is generally during the first month of occupancy.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Entities.

We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates and historical trends when bills or assessments have not been received from the taxing authorities or such bills and assessments are in dispute.  If these estimates are incorrect, the timing and amount of expense recognition could be affected.  Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities related to foreign operations are translated from the functional currency into U.S. Dollars at the exchange rates at the respective financial statement date, while revenues, expenses, and equity in earnings are translated at the average exchange rates during the respective period.  The Euro, which is the functional currency of a majority of the foreign operations we have an interest in, was translated at exchange rates of approximately 1.360 U.S. Dollars per Euro at September 30, 2011 (1.325 at December 31, 2010), and average exchange rates of 1.415 and 1.289 for the three months ended September 30, 2011 and 2010, respectively, and 1.406 and 1.316 for the nine months ended September 30, 2011 and 2010, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income for a period represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, as set forth in the following table:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net income	$194,513	$245,811	$616,022	$506,904
Other comprehensive (loss) income:
Aggregate foreign currency translation adjustments for the period	(45,137)	78,826	14,050	(25,470)
Adjust for foreign currency translation adjustments recognized during the period:
Foreign currency loss (gain) (a)	28,253	(55,455)	(13,495)	28,592
Other comprehensive (loss) income for the period	(16,884)	23,371	555	3,122
Total comprehensive income	$177,629	$269,182	$616,577	$510,026

(a)
The foreign currency exchange gains and losses reflected on our statements of income are comprised primarily of foreign currency exchange gains and losses on the Euro-denominated loan to Shurgard Europe.

Discontinued Operations

The net income of real estate facilities that have been sold or otherwise disposed of, or that we expect to sell or dispose of within the next year based upon a committed plan of disposal, are reclassified and presented on our income statement for all periods as “discontinued operations.”  In addition to the revenues and expenses of disposed self-storage facilities, discontinued operations includes a $380,000 loss on lease termination for the three and nine months ended September 30, 2011, $1,701,000 and $1,448,000 in net gains on disposition of real estate facilities for the three and nine months ended September 30, 2011, respectively, $2,707,000 and $7,794,000 in gains on disposition of real estate facilities for the three and nine months ended September 30, 2010, respectively, and a $595,000 asset impairment charge in the nine months ended September 30, 2010.

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the subsidiaries, and to our cumulative preferred shares based upon the dividends declared (or accumulated).

When we call our cumulative preferred shares, preferred partnership units (Note 7), or Equity Shares, Series A for redemption, additional income is allocated to (from) the redeemed security to the extent the redemption cost is greater (less) than the related original net issuance proceeds.  Such redemption-related allocations are referred to hereinafter as “EITF D-42” allocations.  The remaining net income is allocated to our common shares, our Equity Shares, Series A and our restricted share units based upon the dividends declared (or accumulated), combined with participation rights in undistributed earnings.

Net income allocated to our common shares from continuing operations is computed by eliminating the net income or loss from discontinued operations allocable to our common shares, from net income allocated to our common shares.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$117,950	$182,206	$397,524	$277,781

Eliminate: Discontinued operations allocable to common shareholders	(1,392)	(2,863)	(1,118)	(7,889)
Net income from continuing operations allocable to common shareholders	$116,558	$179,343	$396,406	$269,892

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	169,728	169,014	169,512	168,766
Net effect of dilutive stock options - based on treasury stock method	1,102	963	1,026	874
Diluted weighted average common shares outstanding	170,830	169,977	170,538	169,640

Recent Accounting Pronouncements and Guidance

In June 2011, the Financial Accounting Standards Board  (“FASB”) issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”).  ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of shareholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income.  ASU 2011-05 is effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial statements.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Nine Months Ended September 30, 2011
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,587,347
Capital improvements	57,026
Acquisition of real estate facilities	90,431
Newly developed facilities opened for operations	19,653
Disposition of real estate facilities	(7,962)
Impairment due to casualty loss	(453)
Impact of foreign exchange rate changes	224
Ending balance	10,746,266
Accumulated depreciation:
Beginning balance	(3,061,459)
Depreciation expense	(255,985)
Disposition of real estate facilities	4,402
Impairment due to casualty loss	156
Impact of foreign exchange rate changes	(85)
Ending balance	(3,312,971)
Construction in process:
Beginning balance	6,928
Current development	16,743
Newly developed facilities opened for operations	(19,653)
Ending balance	4,018
Total real estate facilities at September 30, 2011	$7,437,313

During the nine months ended September 30, 2011, we acquired five operating self-storage facilities in Nevada and one each in New York, Florida, California and Maryland (741,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities for $61,277,000 of cash and the assumption of mortgage debt with a fair value of $9,679,000.  The aggregate cost of $70,956,000, combined with the elimination of the $4,738,000 book value of a land lease intangible asset related to the acquired leasehold interest was allocated $71,016,000 to real estate facilities and $4,678,000 to intangible assets.

During the three months ended September 30, 2011, we began to consolidate two limited partnerships that we had previously accounted for using the equity method (see Note 4).  The two self-storage facilities (143,000 net rentable square feet) owned by these entities, having an aggregate fair market value of $19,415,000, have been added to our operating facilities.

During the three and nine months ended September 30, 2011, we incurred an asset impairment charge totaling $297,000.  During the nine months ended September 30, 2010, we incurred asset impairment charges related to real estate facilities totaling $1,735,000.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

During the nine months ended September 30, 2011, we completed four expansion projects to existing facilities at an aggregate cost of $19,653,000.  During the nine months ended September 30, 2011, net proceeds with respect to the condemnation of real estate totaled $4,753,000 and we recorded a gain of $1,193,000 (comprised of a $125,000 gain included in “gains on disposition of real estate facilities, net” and a gain of $1,068,000 included in discontinued operations).

4.	Investments in Real Estate Entities

The following table sets forth our investments in the Real Estate Entities at September 30, 2011 and December 31, 2010, and our equity in earnings of real estate entities for the three and nine months ended September 30, 2011 and 2010:

	Investments in Real Estate Entities at
	September 30, 2011	December 31, 2010
	(Amounts in thousands)
PSB	$329,476	$323,795
Shurgard Europe	376,348	264,681
Other Investments	10,763	13,093
Total	$716,587	$601,569

	Equity in Earnings of Real Estate Entities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
PSB	$8,117	$5,091	$22,982	$16,279
Shurgard Europe	6,702	3,485	17,471	10,254
Other Investments	450	467	1,302	1,259
Total	$15,269	$9,043	$41,755	$27,792

During the nine months ended September 30, 2011 and 2010, we received cash distributions from our investments in real estate entities totaling $41,852,000 and $37,377,000, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership (collectively, the REIT and the operating partnership are referred to as “PSB”).  We have a 42% common equity interest in PSB as of September 30, 2011 (41% at December 31, 2010), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2011 ($49.54 per share of PSB common stock), the shares and units we owned had a market value of approximately $649.3 million, as compared to our carrying value of $329.5 million.

The following table sets forth selected financial information of PSB; the amounts represent 100% of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	2011	2010
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$223,644	$206,354
Costs of operations	(74,805)	(66,960)
Depreciation and amortization	(63,200)	(57,731)
General and administrative	(4,683)	(6,980)
Other items	(350)	3,207
Net income	$80,606	$77,890

	At September 30, 2011	At December 31, 2010
	(Amounts in thousands)

Total assets (primarily real estate)	$1,611,697	$1,621,057
Debt	193,850	144,511
Other liabilities	55,630	53,421
Preferred stock and units	604,129	651,964
Common equity and units	758,088	771,161

Investment in Shurgard Europe

At September 30, 2011 and December 31, 2010, we had a 49% equity investment in Shurgard Europe. At December 31, 2010, Shurgard Europe owned 116 facilities directly and had a 20% interest in 72 self-storage facilities located in Europe which operate under the “Shurgard” name.  On March 2, 2011, Shurgard Europe acquired the 80% interests in the joint ventures it did not own for €172.0 million, and as a result, wholly-owns all 188 facilities.  We provided the funding for this acquisition through a loan to Shurgard Europe totaling $237.9 million.  This loan was extinguished in June 2011 (Note 5).

During the three and nine months ended September 30, 2011,  our investment in Shurgard Europe increased by approximately $116,560,000 due to the effective exchange of a loan receivable from Shurgard Europe for an equity interest in Shurgard Europe.  During the nine months ended September 30, 2011 and 2010, our investment in Shurgard Europe increased by approximately $269,000 and $4,326,000, respectively, due to the impact of changes in foreign currency exchange rates.

For the three and nine months ended September 30, 2011, we also received interest on the loans due from Shurgard Europe, and trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings, and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Our 49% equity share of Shurgard Europe’s net income (loss)	$735	$(2,435)	$(2,874)	$(7,843)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on loans due from Shurgard Europe	5,635	5,712	19,441	17,495
Trademark license fee	332	208	904	602

Total equity in earnings of Shurgard Europe	$6,702	$3,485	$17,471	$10,254

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon 100% of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)

Self-storage and ancillary revenues	$67,732	$59,079	$196,004	$173,146
Interest and other income (expense)	89	66	292	(145)
Self-storage and ancillary cost of operations	(28,089)	(25,020)	(82,051)	(73,732)
Trademark license fee payable to Public Storage	(678)	(423)	(1,844)	(1,228)
Depreciation and amortization	(17,954)	(17,880)	(54,655)	(54,019)
General and administrative	(3,571)	(2,247)	(9,191)	(5,903)
Interest expense on third party debt	(3,728)	(3,245)	(11,020)	(8,696)
Interest expense on debt due to Public Storage	(11,499)	(11,659)	(39,675)	(35,704)
Expenses from foreign currency exchange	(803)	(415)	(909)	(845)
Net income (loss)	$1,499	$(1,744)	$(3,049)	$(7,126)

Net income allocated to permanent noncontrolling equity interests	-	(3,225)	(2,816)	(8,880)
Net income (loss) allocated to Shurgard Europe	$1,499	$(4,969)	$(5,865)	$(16,006)

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,470,085	$1,503,961
Total debt to third parties	260,276	279,174
Total debt to Public Storage	466,349	495,229
Other liabilities	90,884	73,027
Equity	652,576	656,531

Other Investments

At September 30, 2011, the “Other Investments” include an aggregate common equity ownership of approximately 26% in entities that collectively own 17 self-storage facilities, and have no debt.

On June 30, 2011, we acquired interests owned by Mr. Hughes (the Company’s then Chairman of the Board of Trustees), and his family and entities that are wholly owned or controlled by them (collectively, the “Hughes Family”), in three limited partnerships for approximately $1,274,000 in cash.

During the three months ended September 30, 2011, we began to consolidate two of the aforementioned limited partnerships due to a change of control.  As a result, we recorded a gain of $3,138,000 on the disposition of our existing investments, representing the difference between the aggregate fair values of the investments ($6,126,000) and the aggregate book values ($2,988,000).

The acquisition cost in consolidating these investments totaled $5,737,000, representing the $6,126,000 fair value of our existing investment less $389,000 in cash held by these limited partnerships, and was allocated to real estate facilities ($19,415,000), intangible assets ($3,985,000), and permanent noncontrolling interests ($17,663,000).

The following table sets forth certain condensed financial information (representing 100% of these entities’ balances and not our pro-rata share) with respect to the Other Investments’ 17 facilities:

	2011	2010
	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$11,041	$10,643
Cost of operations and other expenses	(4,381)	(4,336)
Depreciation and amortization	(1,782)	(1,713)
Net income	$4,878	$4,594

	September 30,	December 31,
	2011	2010
	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$32,090	$32,371
Total accrued and other liabilities	2,216	787
Total Partners’ equity	29,874	31,584

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

5.	Loans Receivable from Real Estate Entities

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term, no prepayment penalties, and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For the three and nine months ended September 30, 2011, we recorded interest income of approximately $141,000 and $664,000, respectively, related to the loan.  We received $5,000,000 in principal repayments on this loan during the three months ended June 30, 2011.  On August 9, 2011, PSB repaid the remaining principal balance of $116,000,000.

As of September 30, 2011, we had a €343.0 million Euro-denominated loan receivable from Shurgard Europe totaling $466.3 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  For all periods presented, because we expect repayment of this Euro-denominated loan within two years of each respective balance sheet date, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain (loss).”  We received €30.7 million ($42.7 million) in principal repayments on this loan during the nine months ended September 30, 2011.

On February 28, 2011, we provided bridge financing to Shurgard Europe totaling $237.9 million, which it used to acquire its partner’s 80% interests in two affiliated joint ventures on March 2, 2011.  This loan bore interest at a fixed rate of 7.0% per annum and was denominated in U.S. Dollars.  On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% (representing its equity ownership in Shurgard Europe) of the $237.9 million loan from us for $121.3 million and then the entire loan balance was effectively exchanged for an equity interest in Shurgard Europe.

For the three and nine months ended September 30, 2011 we recorded interest income of approximately $5,864,000 and $20,234,000, respectively, as compared to $5,946,000 and $18,209,000 for the same periods in 2010, related to the loans to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49%, reflecting our ownership interest in Shurgard Europe, classified as equity in earnings of real estate entities.

We also received $1,462,000 from our joint venture partner for funding its 51% pro rata share of Shurgard’s cost to acquire the interests for the period of time from March 2, 2011 until June 15, 2011, and recorded this amount as interest and other income for the nine months ended September 30, 2011.

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

6.	Line of Credit and Notes Payable

At September 30, 2011, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at September 30, 2011).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at September 30, 2011).  We had no outstanding borrowings on our Credit Agreement at September 30, 2011 or at November 4, 2011.  At September 30, 2011, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $18,477,000 ($17,777,000 at December 31, 2010).

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The carrying amounts (which approximate the fair values) of our notes payable at September 30, 2011 and December 31, 2010 consist of the following (dollar amounts in thousands):

	September 30, 2011	December 31, 2010
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matured in February 2011 (carrying amount includes $215 of unamortized premium at December 31, 2010)	-	103,532

Secured Notes Payable:

4.9% average effective rate mortgage notes payable, secured by 87 real estate facilities with a net book value of approximately $539 million at September 30, 2011 and stated fixed rates between 4.95% and 7.70%, maturing at varying dates between January 2012 and September 2028 (carrying amount includes $3,308 of unamortized premium at September 30, 2011 and $6,137 at December 31, 2010)	232,391	278,425

Total notes payable	$418,851	$568,417

Substantially all of our debt was acquired in connection with a property or other acquisition, and in such cases an initial premium or discount is established for any difference between the stated note balance and estimated fair value of the note.  This initial premium or discount is amortized over the remaining term of the notes using the effective interest method.

During the nine months ended September 30, 2011, we assumed mortgage debt in connection with the acquisition of a real estate facility.  This debt was recorded at its estimated fair value of approximately $9,679,000 with an estimated market rate of approximately 2.9% as compared to the actual assumed note balance of $8,776,000 with a stated interest rate of 5.5%, representing an initial premium of $903,000.

During the nine months ended September 30, 2011, we prepaid mortgage debt with a carrying amount of $27,865,000 and a face amount of $26,904,000 for a total of $26,017,000 in cash and recorded a gain on prepayment of debt totaling approximately $1,848,000.

The notes payable and Credit Agreement have various customary restrictive covenants, all of which we were in compliance with at September 30, 2011.

At September 30, 2011, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

	Unsecured Notes Payable	Secured Notes Payable	Total
2011 (remainder)	$-	$2,634	$2,634
2012	-	70,115	70,115
2013	186,460	78,404	264,864
2014	-	35,164	35,164
2015	-	30,089	30,089
Thereafter	-	15,985	15,985
	$186,460	$232,391	$418,851
Weighted average effective rate	5.9%	4.9%	5.3%

Cash paid for interest totaled $21,485,000 and $25,986,000 for the nine months ended September 30, 2011 and 2010, respectively.  Interest capitalized as real estate totaled $316,000 and $320,000 for the nine months ended September 30, 2011 and 2010, respectively.

7.	Noncontrolling Interests

Interests in the net assets of the Subsidiaries, other than our own, that have the ability to require us to redeem their interests, other than pursuant to a liquidation of the subsidiary, are presented at fair value on our balance sheets as “Redeemable Noncontrolling Interests.”  We estimate fair value by applying the related liquidation provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  Any adjustments recorded due to changes in the fair value of these interests are recorded against retained earnings.  All other noncontrolling interests are presented on our balance sheets as a component of equity, “Equity of Permanent Noncontrolling Interests.”

Redeemable Noncontrolling Interests

At September 30, 2011, the Redeemable Noncontrolling Interests represent ownership interests in subsidiaries that own 14 self-storage facilities.  During the three and nine months ended September 30, 2011, we allocated a total of $245,000 and $706,000, respectively, of income to these interests.  During the same periods in 2010, we allocated a total of $238,000 and $695,000, respectively, of income to these interests.  During the nine months ended September 30, 2011 and 2010, we paid distributions to these interests totaling $862,000 and $884,000, respectively.

Permanent Noncontrolling Interests

At September 30, 2011, the Permanent Noncontrolling Interests have ownership interests in subsidiaries that own 14 self-storage facilities.  During the three and nine months ended September 30, 2011, we allocated a total of $3,129,000 and $11,625,000, respectively, in income to the Permanent Noncontrolling Interests.  During the same periods in 2010, we allocated a total of $4,406,000 and $12,418,000, respectively, in income to these interests.  During the nine months ended September 30, 2011 and 2010, we paid distributions to these interests totaling $11,375,000 and $12,332,000, respectively.

During the nine months ended September 30, 2011, we acquired noncontrolling interests in Subsidiaries, representing primarily all the remaining interests we did not own in 17 Subsidiaries, which includes five Subsidiaries representing public limited partnerships pursuant to mergers described in Note 9.  The noncontrolling interests were acquired for an aggregate cost of approximately $169,223,000, consisting of $112,115,000 in cash and 477,928 shares of our common stock with an estimated fair value of approximately $57,108,000.  Permanent Noncontrolling Interests were reduced by $26,097,000, representing the aggregate underlying book value of the interests acquired and the excess cost over the underlying book value of $143,126,000 was recorded as a reduction to paid-in capital.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during the nine months ended September 30, 2011 a total of $17,663,000 in connection with consolidating two partnerships.

Preferred Partnership Interests

On October 25, 2010, we repurchased all of our 7.25% Series J Preferred Partnership units, representing all of our preferred partnership interests that were outstanding on that date, for an aggregate of $100,400,000 ($100,000,000 par value) plus accrued and unpaid dividends.  During the three and nine months ended September 30, 2010, we allocated a total of $1,813,000 and $5,438,000, respectively, in income to these interests based upon distributions paid.  At September 30, 2011 and December 31, 2010, we had no preferred partnership interests outstanding.

8.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At September 30, 2011 and December 31, 2010, we had the following series of Cumulative Preferred Shares outstanding:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

			At September 30, 2011		At December 31, 2010
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	5,300	$132,500	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	-	-	4,000	100,000
Series H	1/19/11	6.950%	4,200	105,000	4,200	105,000
Series I	5/3/11	7.250%	-	-	20,700	517,500
Series K	8/8/11	7.250%	-	-	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	-	-
Series R	7/26/16	6.350%	19,500	487,500	-	-
Total Cumulative Preferred Shares			479,200	$3,216,271	486,390	$3,396,027

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions and as noted below, holders of the Cumulative Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At September 30, 2011, there were no dividends in arrears.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

In May and June 2011, we redeemed our Series I Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $517,500,000.  In applying EITF D-42 to this redemption, we allocated $15,899,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the nine months ended September 30, 2011.

In July 2011, we issued 19,500,000 depositary shares each representing 1/1,000 of our 6.350% Cumulative Preferred Shares, Series R for gross proceeds of $487,500,000, and we incurred $15,537,000 in issuance costs.

In August 2011, we redeemed our Series K Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $424,756,100.  In applying EITF D-42 to this redemption, we allocated $13,064,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the three and nine months ended September 30, 2011.

On September 30, 2011, we redeemed our Series G Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $100,000,000.  In applying EITF D-42 to this redemption, we allocated $3,114,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the three and nine months ended September 30, 2011.

On April 13, 2010, we issued 5,800,000 depositary shares each representing 1/1,000 of our 6.875% Cumulative Preferred Shares, Series O for gross proceeds of $145,000,000.

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value plus accrued dividends.  In applying EITF D-42 to this redemption, we allocated $5,063,000 of income from our common shareholders to the holders of our Preferred Shares, representing the excess of the amount paid over the initial issuance proceeds, in the nine months ended September 30, 2010.

On August 3, 2010, we repurchased 400,000 shares of our 6.850% Cumulative Preferred Shares Series Y.  The carrying value of the shares repurchased totaled $10 million and exceeded the aggregate repurchase cost of $9.2 million by $0.8 million.  For purposes of determining net income per share, income allocated to our preferred shareholders was reduced by the $0.8 million for the three and nine months ended September 30, 2010.

Equity Shares, Series A

On April 15, 2010, we redeemed all of our outstanding shares of Equity Shares, Series A at $24.50 per share for aggregate redemption amount of $205.4 million.

During the three months ended March 31, 2010, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  As a result of the redemption on April 15, 2010, no distributions will be paid for the period beginning with the three months ended June 30, 2010.  Net income allocated to the Equity Shares, Series A for the nine months ended September 30, 2010 also includes $25.7 million ($3.07 per share) pursuant to EITF D-42.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends, including amounts paid to our restricted share unitholders, totaled $162.0 million ($0.95 per share) and $135.7 million ($0.80 per share), for the three months ended September 30, 2011 and 2010, respectively, and $459.3 million ($2.70 per share) and $381.1 million ($2.25 per share), for the nine months ended September 30, 2011 and 2010, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the three months ended March 31, 2010 (none in 2011).  Preferred share dividends totaled $56.7 million and $57.5 million for the three months ended September 30, 2011 and 2010, respectively, and $172.9 million and $174.5 million for the nine months ended September 30, 2011 and 2010, respectively.

9.           Related Party Transactions

The Hughes Family owns approximately 16.7% of our common shares outstanding at September 30, 2011.

The Hughes Family has ownership interests in, and operates approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 53 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During the nine months ended September 30, 2011 and 2010, we received $447,000 and $460,000 (based upon historical exchange rates between the U.S. Dollar and Canadian Dollar in effect as the revenues were earned), respectively, in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004.

On August 23, 2011, we completed mergers to acquire all of the units of limited partnership interest and general partnership interests we did not currently own in each of five affiliated partnerships.  For three of these partnerships, Mr. Hughes was a co-general partner along with the Company.  These mergers were approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore could approve the mergers without the vote of the other limited partners.  The merger consideration was based upon independent appraisals, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreements, the Hughes Family sold all of its general and limited partnership interests in these five Partnerships for approximately $54,599,000, reflecting the same pricing and terms as the public limited partners (see “Permanent Noncontrolling Interests” in Note 7 “Noncontrolling Interests”).  In addition, on August 23, 2011, the Hughes Family’s interests in a private REIT owned by the Company and the Hughes Family were acquired for $238,000, based upon the merger value of the interests in these five partnerships owned by the private REIT.  Our board of trustees appointed a special committee of independent trustees to review the terms of these acquisitions.  The special committee unanimously determined that the transactions were advisable and fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  The Company also engaged an investment banking firm who concluded that the consideration received in the mergers by the unaffiliated limited partners was fair to them, from a financial point of view.  As a trustee, Mr. Hughes is indemnified for any litigation arising from this transaction pursuant to the indemnification agreements we have with each Public Storage trustee.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Hughes Family also had interests in 18 additional limited partnerships that we acquired on June 30, 2011.  The acquisition price was based upon independent appraisals of the partnerships’ facilities, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  We paid the Hughes Family $13,300,000 for their interests.  The special committee of our board of trustees also reviewed the terms of each of these purchases and unanimously determined that the purchases were fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  As of November 4, 2011, Mr. Hughes has withdrawn as general partner in all but one of these 18 partnerships, where his withdrawal is pending receipt of the required consent of a limited partner.

10.      Share-Based Compensation

Under various share-based compensation plans, the Company can grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSU’s”), to trustees, officers, service providers, and key employees.  The terms of these grants are established by an authorized committee of our Board of Trustees.

Stock Options

Stock option exercise prices are equal to the closing trading price of our common shares on the date of grant, vest generally over a five-year period, and expire ten years after the grant date.  We use the Black-Scholes option valuation model to estimate the grant-date fair value of our stock options, and recognize these amounts, net of estimated forfeitures, as compensation expense over the applicable vesting period.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and nine months ended September 30, 2011, we recorded $785,000 and $2,284,000, respectively, in compensation expense related to stock options, as compared to $825,000 and $2,250,000 for the same periods in 2010.

During the nine months ended September 30, 2011, 135,000 stock options were granted, 249,587 options were exercised, and 32,500 options were forfeited.  A total of 2,803,805 stock options were outstanding at September 30, 2011 (2,950,892 at December 31, 2010).

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Restricted Share Units

RSU’s vest ratably over a five or eight-year period from the date of grant.  The grantee receives additional compensation equal to the per-share dividends received by common shareholders for each outstanding RSU.  Such compensation is classified as dividends paid.  When RSU’s are forfeited, any dividends previously paid on such forfeited RSU’s are expensed.  When RSU’s vest, the grantee receives common shares equal to the number of vested restricted share units, less common shares withheld for employee statutory tax liabilities.

We recognize the estimated grant-date fair value of RSU’s as compensation expense over the applicable vesting period, net of estimates for future forfeitures.  Fair value is determined based upon the closing trading price of our common shares on the grant date.  The employer portion of payroll taxes is expensed as incurred.  We have elected to use the straight-line attribution method with respect to restricted share grants that are earned solely based upon the passage of time and continued employment.  Performance–based RSU grants are amortized using the accelerated attribution method, with each vesting amortized separately over the individual vesting period.

During the nine months ended September 30, 2011, 103,225 restricted share units were granted, 49,216 restricted share units were forfeited and 87,077 restricted share units vested.  This vesting resulted in the issuance of 55,913 common shares.  In addition, cash compensation totaling $3,140,000 was paid to employees in lieu of 31,164 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At September 30, 2011, approximately 451,327 restricted share units were outstanding (484,395 at December 31, 2010).  A total of $5,362,000 and $15,684,000 in restricted share unit expense was recorded for the three and nine months ended September 30, 2011, respectively, as compared to $2,274,000 and $6,652,000 in restricted share unit expense was recorded for the same periods in 2010.

At the beginning of 2011, the Company entered into a performance-based restricted share unit program with selected employees.  Under the program, the Company established a targeted restricted share unit award for each selected employee, which would be earned only if the Company achieved same-store revenue growth in 2011 of at least 2% over 2010.  Depending upon the extent to which same-store revenue met or exceeded the 2% minimum target, restricted share unit awards would range from 50% to 200% of the target restricted share unit award.  To achieve 100% of the targeted award level, 2011 same-store growth over 2010 of at least 3% was required, and to achieve 200% of the targeted award level, 2011 same-store growth of at least 4% was required.  Up to approximately 267,000 restricted share units would be granted assuming achievement of the 4% same-store revenue growth target.  If awarded, 20% of the restricted share units would vest on the date of the award and an additional 20% would vest over each of the next four anniversary dates of the award, assuming continued employment with Public Storage through the vesting dates.  Based upon the expected performance of the Company for the year ending December 31, 2011 relative to the performance target, we expect that 267,000 restricted share units will be granted during the three months ending March 31, 2012.  Included in restricted share unit expense is $2,817,000 and $8,483,000 related to this performance-based restricted share unit program during the three and nine months ended September 30, 2011, respectively.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units on our net income per common and income allocated to common shareholders.

11.      Segment Information

Our reportable segments reflect significant operating activities that are evaluated separately by management, and are organized based upon differences in the nature of their products and services.  Each of our segments is evaluated by management based upon net segment income.  Net segment income represents net income in conformity with GAAP and our significant accounting policies as denoted in Note 2.  Interest income (other than from Loans Receivable from Real Estate Entities), interest expense, general and administrative expense not incremental to any particular segment, gains or losses on disposition of real estate facilities, and real estate impairment charges are not allocated to segments, because management does not consider these items in evaluating the results of its segments.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,040 self storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  At September 30, 2011, the assets of the Domestic Self-Storage segment are comprised principally of our self-storage facilities with a book value of $7.4 billion ($7.5 billion at December 31, 2010), Property Intangibles with a book value of approximately $18.0 million ($23.3 million at December 31, 2010), and the Other Investments with a net book value of $10.8 million ($13.1 million at December 31, 2010).  Substantially all of our other assets totaling $93.1 million, and our accrued and other liabilities totaling $244.5 million, ($90.5 million and $205.8 million, respectively, at December 31, 2010) are directly associated with the Domestic Self-Storage segment.

Europe Self-Storage Segment

The Europe Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team that, under the direction of Public Storage and its joint venture partner which owns a 51% equity interest in Shurgard Europe, determines the strategic direction for this segment.  The Europe Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as general and administrative expense and foreign currency exchange gains and losses that are attributable to Shurgard Europe.  At September 30, 2011, our balance sheet includes an investment in Shurgard Europe with a book value of $376.3 million ($264.7 million at December 31, 2010) and a loan receivable from Shurgard Europe totaling $466.3 million ($495.2 million at December 31, 2010).

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At September 30, 2011, the assets of the Commercial segment are comprised principally of our investment in PSB which has a book value of $329.5 million ($323.8 million at December 31, 2010).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

For the three months ended September 30, 2011

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$416,104	$-	$-	$-	$416,104
Ancillary operations	-	-	3,590	26,421	30,011
Interest and other income	-	5,979	141	755	6,875
	416,104	5,979	3,731	27,176	452,990

Expenses:
Cost of operations:
Self-storage facilities	128,976	-	-	-	128,976
Ancillary operations	-	-	1,381	8,412	9,793
Depreciation and amortization	90,276	-	659	-	90,935
General and administrative	-	-	-	14,116	14,116
Interest expense	-	-	-	5,862	5,862
	219,252	-	2,040	28,390	249,682

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss and gains on real estate sales and debt retirement, net and asset impairment charges	196,852	5,979	1,691	(1,214)	203,308

Equity in earnings of real estate entities	450	6,702	8,117	-	15,269
Foreign currency exchange loss	-	(28,253)	-	-	(28,253)
Gains on real estate sales and debt retirement, net	-	-	-	4,983	4,983
Asset impairment charges	-	-	-	(2,186)	(2,186)
Income (loss) from continuing operations	197,302	(15,572)	9,808	1,583	193,121
Discontinued operations	-	-	-	1,392	1,392
Net income (loss)	$197,302	$(15,572)	$9,808	$2,975	$194,513

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

For the three months ended September 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$388,932	$-	$-	$-	$388,932
Ancillary operations	-	-	3,496	23,092	26,588
Interest and other income	-	6,164	-	611	6,775
	388,932	6,164	3,496	23,703	422,295

Expenses:
Cost of operations:
Self-storage facilities	127,423	-	-	-	127,423
Ancillary operations	-	-	1,500	5,591	7,091
Depreciation and amortization	91,928	-	655	-	92,583
General and administrative	-	-	-	8,910	8,910
Interest expense	-	-	-	7,838	7,838
	219,351	-	2,155	22,339	243,845

Income from continuing operations before equity in earnings of real estate entities and foreign currency exchange gain	169,581	6,164	1,341	1,364	178,450

Equity in earnings of real estate entities	467	3,485	5,091	-	9,043
Foreign currency exchange gain	-	55,455	-	-	55,455
Income from continuing operations	170,048	65,104	6,432	1,364	242,948
Discontinued operations	-	-	-	2,863	2,863
Net income	$170,048	$65,104	$6,432	$4,227	$245,811

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

For the nine months ended September30, 2011

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,196,352	$-	$-	$-	$1,196,352
Ancillary operations	-	-	11,010	74,807	85,817
Interest and other income	-	22,636	664	1,918	25,218
	1,196,352	22,636	11,674	76,725	1,307,387

Expenses:
Cost of operations:
Self-storage facilities	394,030	-	-	-	394,030
Ancillary operations	-	-	4,247	24,057	28,304
Depreciation and amortization	266,614	-	1,987	-	268,601
General and administrative	-	-	-	40,944	40,944
Interest expense	-	-	-	18,779	18,779
	660,644	-	6,234	83,780	750,658

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange gain and gains on real estate sales and debt retirement, net and asset impairment charges	535,708	22,636	5,440	(7,055)	556,729

Equity in earnings of real estate entities	1,302	17,471	22,982	-	41,755
Foreign currency exchange gain	-	13,495	-	-	13,495
Gains on real estate sales and debt retirement, net	-	-	-	5,111	5,111
Asset impairment charges	-	-	-	(2,186)	(2,186)
Income (loss) from continuing operations	537,010	53,602	28,422	(4,130)	614,904
Discontinued operations	-	-	-	1,118	1,118
Net income (loss)	$537,010	$53,602	$28,422	$(3,012)	$616,022

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

For the nine months ended September 30, 2010

	Domestic Self-Storage	Europe Self-Storage	Commercial	Other Items Not Allocated to Segments	Total Consolidated
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,126,285	$-	$-	$-	$1,126,285
Ancillary operations	-	-	10,709	68,114	78,823
Interest and other income	-	18,837	-	3,186	22,023
	1,126,285	18,837	10,709	71,300	1,227,131

Expenses:
Cost of operations:
Self-storage facilities	387,328	-	-	-	387,328
Ancillary operations	-	-	4,349	20,711	25,060
Depreciation and amortization	260,170	-	1,965	-	262,135
General and administrative	-	-	-	29,068	29,068
Interest expense	-	-	-	22,455	22,455
	647,498	-	6,314	72,234	726,046

Income (loss) from continuing operations before equity in earnings of real estate entities, foreign currency exchange loss, gains on real estate sales and debt retirement, net and asset impairment charges	478,787	18,837	4,395	(934)	501,085

Equity in earnings of real estate entities	1,259	10,254	16,279	-	27,792
Foreign currency exchange loss	-	(28,592)	-	-	(28,592)
Gain on real estate sales and debt retirement, net	-	-	-	679	679
Asset impairment charges	(611)	-	-	(1,338)	(1,949)
Income (loss) from continuing operations	479,435	499	20,674	(1,593)	499,015
Discontinued operations	-	-	-	7,889	7,889
Net income	$479,435	$499	$20,674	$6,296	$506,904

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

12.      Commitments and Contingencies

Legal Matters

We are a party to various other legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried customary property, earthquake, general liability and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable loss that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1,000,000 resulting from any one individual event, to a limit of $25,000,000.  At September 30, 2011, there were approximately 681,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

13.      Subsequent Events

As of September 30, 2011, we are under contract to acquire one property in California for approximately $10.5 million.  The acquisition of this property closed in October 2011.

On October 26, 2011, we called for redemption all of our outstanding 4,200,000 depositary shares each representing 1/1,000 of a 6.950% Cumulative Preferred Share of Beneficial Interest, Series H at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on November 28, 2011, is $105,000,000.  We will record an EITF D-42 allocation of approximately $3,508,000 from our common shareholders to the holders of our Preferred Shares in the quarter ending December 31, 2011 as a result of this redemption.

On October 26, 2011, we acquired $6.3 million of permanent noncontrolling interests in two previously consolidated subsidiaries representing partnerships, representing all of the interests we did not own in these partnerships.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with possible challenges to intercompany transactions with our taxable REIT subsidiaries;

•	disruptions or shutdowns of our automated processes and systems or breaches of our data security;

•	difficulties in raising capital at a reasonable cost; and

•	economic uncertainty due to the impact of war or terrorism.

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to our September 30, 2011 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2011, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our assumption that we have met the REIT requirements could be incorrect, because the REIT requirements are complex, require ongoing factual determinations, there could be future unanticipated changes in our circumstances in the remainder of 2011, or circumstances in previous years that we did not identify could affect our compliance.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income and could be subject to penalties and interest, and our net income would be materially different from our current estimates.

In addition, our taxable REIT subsidiaries are taxable as a regular corporation, and if we receive or accrue certain amounts and the underlying economic arrangements among our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on those payments in excess of amounts the Internal Revenue Service deems reasonable among unrelated parties.  If we became subject to such a penalty tax, our net income could be materially overstated from our current estimates.

Impairment of Long-Lived Assets:  Substantially all of our assets, consisting primarily of real estate, are long-lived assets.  The evaluation of long-lived asset impairment involves identification of indicators of impairment, projections of future operating cash flows, and determining fair values, all of which require significant judgment and subjectivity.  Others could come to materially different conclusions regarding impairment.  In addition, we may not have identified all current facts and circumstances that may affect impairment.  Any unidentified impairment loss, or difference in assumptions as to cash flows or fair values, could have a material adverse impact on our financial condition and results of operations.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation, employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense represents one of our largest operating expenses and has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions with respect to these operating expenses were incorrect, our expenses could be misstated.

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Note 12 to our September 30, 2011 financial statements.

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

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and effectively managing expenses at our self-storage facilities, as the Domestic Self-Storage segment contributed 92% of our revenues for the nine months ended September 30, 2011, and is the primary driver of growth in our net income and cash flow from operations.

The remainder of our operations is comprised of our Europe Self-Storage segment, our Commercial segment, and the operations not allocated to any segment, each of which is described in Note 11 to our September 30, 2011 financial statements.

The self-storage industry is subject to general economic conditions, particularly conditions that affect the spending habits of consumers and moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space began to be negatively impacted in the fourth quarter of 2008.  As a result, rental income in our same store self-storage facilities declined on a year-over-year basis in each quarter of 2009.  Demand began to improve in 2010 and, as a result, rental income trends improved each quarter in 2010 and during the first three quarters of 2011, trending positive on a year-over-year basis since the third quarter of 2010.  While trends have been improving, there can be no assurance that these trends will continue.

Our ability to deploy capital to expand our asset base effectively is an important component of our long-term growth. During the year ended December 31, 2010, we acquired 42 self-storage facilities for $239.6 million.  During the nine months ended September 30, 2011, we acquired nine self-storage facilities for $61.3 million primarily in cash, and noncontrolling interests in subsidiaries for $112.1 million in cash and the issuance of our common shares having a fair value of $57.1 million.  We believe that there may be opportunities to acquire additional facilities in the remainder of 2011, because we continue to see self-storage facilities come to market.  However, there is significant competition for facilities marketed in many of the geographic locations we find attractive.  As a result, there can be no assurance that we will be able to acquire facilities on terms we find attractive.

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

Access to capital is also important to our long-term growth. Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  While capital markets have improved from the severe stress in late 2008 and early 2009,  there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We do not believe, however, that we are dependent on accessing the capital markets to fund our operations or meet our obligations in the near term.

At September 30, 2011, we had approximately $160.7 million of cash and we have access to our $300 million line of credit which expires March 27, 2012.  Our only significant capital commitment is $105.0 million for the redemption of our Series H Cumulative Preferred Shares, and thereafter, $264.9 million of existing debt that comes due in 2013.

Results of Operations

Operating Results for the Three Months Ended September 30, 2011 and 2010:

For the three months ended September 30, 2011, net income allocable to our common shareholders was $118.0 million or $0.69 per diluted common share, compared to $182.2 million or $1.07 per diluted common share for the same period in 2010, representing a decrease of $64.2 million or $0.38 per diluted common share.  This decrease is due to (i) a foreign currency exchange loss of $28.3 million during the quarter ended September 30, 2011 as compared to a gain of $55.5 million for the same period in 2010 and (ii) $16.2 million in Emerging Issues Task Force D-42 (“EITF D-42”) charges related to the redemption of our preferred securities, partially offset by (iii) improved operations of our Same Store Facilities (discussed below) and our non-same store facilities and (iv) increased equity in earnings from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011.

Operating Results for the Nine Months Ended September 30, 2011 and 2010:

For the nine months ended September 30, 2011, net income allocable to our common shareholders was $397.5 million or $2.33 per diluted common share, compared to $277.8 million or $1.64 per diluted common share for the same period in 2010, representing an increase of $119.7 million or $0.69 per diluted common share.  This increase is due to (i) improved operations of our Same Store Facilities (discussed below) and our non-same store facilities, (ii) a foreign currency exchange gain of $13.5 million during the nine months ended September 30, 2011 as compared to a loss of $28.6 million for the same period in 2010, and (iii) increased equity in earnings and interest and other income from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011.

Funds from Operations

For the three months ended September 30, 2011, funds from operations (“FFO”) was $1.29 per common share on a diluted basis as compared to $1.69 per diluted common share for the same period in 2010, representing a decrease of $0.40 per diluted common share.

For the three months ended September 30, 2011, FFO was impacted by a foreign currency exchange loss of $28.3 million (compared to a gain of $55.5 million for the same period in 2010), and a $16.2 million charge related to our redemptions of preferred shares in applying EITF D-42.

For the nine months ended September 30, 2011, FFO was $4.17 per common share on a diluted basis as compared to $3.39 per diluted common share for the same period in 2010, representing an increase of $0.78 per diluted common share.

For the nine months ended September 30, 2011, FFO was impacted by a foreign currency exchange gain of $13.5 million (compared to a loss of $28.6 million for the same period in 2010), and a $29.1 million net charge related to our redemptions of preferred shares, including our equity share from PSB, in applying EITF D-42 (compared to $31.1 million due to our redemptions of preferred shares, including our equity share from PSB, and our redemption of our Equity Shares, Series A for the same period in 2010).

Our FFO for each period was also impacted by various items such as impairment charges, acquisition due diligence costs, changes in accounting estimates, gains on early redemption of debt, as well as our equity share of PSB’s lease termination benefits.  The net impact of these items was a $0.01 reduction in FFO per share for the three months ended September 30, 2011 and for each of the nine months ended September 30, 2011 and 2010, and a $0.01 increase in FFO per share for the three months ended September 30, 2010.

The following table provides a summary of the per-share impact of the items noted above:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change

FFO per diluted common share prior to adjustments for the following items	$1.56	$1.35	15.6%	$4.27	$3.75	13.9%

Foreign currency exchange gain (loss)	(0.17)	0.33		0.08	(0.17)
Application of EITF D-42 to the redemption of our securities and our equity share from PSB	(0.09)	-		(0.17)	(0.18)
Other items, net	(0.01)	0.01		(0.01)	(0.01)

FFO per diluted common share, as reported	$1.29	$1.69	(23.7)%	$4.17	$3.39	23.0%

FFO is a term defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is a non-GAAP financial measure.  It is generally defined as net income before depreciation with respect to real estate assets and gains and losses on real estate assets.  FFO is presented because management and many analysts consider FFO to be one measure of the performance of real estate companies.  In addition, we believe that FFO is helpful to investors as an additional measure of the performance of a REIT, because net income includes the impact of depreciation, which assumes that the value of real estate diminishes predictably over time, while we believe that the value of real estate fluctuates due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO is not a substitute for our cash flow or net income as a measure of our liquidity or operating performance or our ability to pay dividends.  Other REITs may not compute FFO in the same manner; accordingly, FFO may not be comparable among REITs.  The following table reconciles from our net income to funds from operations, and sets forth the calculations of FFO per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands, except per share data)
Computation of Funds from Operations (“FFO”) allocable to Common Shares:
Net Income	$194,513	$245,811	$616,022	$506,904
Add back – depreciation and amortization	90,935	92,583	268,601	262,135
Add back – depreciation from unconsolidated real estate investments	17,925	16,142	52,351	46,449
Add back – depreciation and amortization included in Discontinued Operations	21	65	94	604
Eliminate – gain on sale of real estate investments	(3,135)	-	(3,263)	(396)
Eliminate – gain on sale of real estate included in Discontinued Operations	(1,701)	(2,707)	(1,448)	(7,794)
Eliminate –our share of PSB’s gain on sale of real estate	(1,107)	-	(1,107)	(2,112)
Consolidated FFO allocable to our equity holders	297,451	351,894	931,250	805,790
Less: allocations of FFO to noncontrolling equity interests:
Preferred unitholders, based upon distributions paid	-	(1,813)	-	(5,438)
Other noncontrolling equity interests in subsidiaries	(3,784)	(5,199)	(13,696)	(14,464)
Consolidated FFO allocable to Public Storage shareholders	293,667	344,882	917,554	785,888
Less: allocations of FFO to:
Preferred shareholders, based upon distributions paid	(56,670)	(57,522)	(172,926)	(174,509)
Preferred shareholders, based on redemptions	(16,178)	800	(32,077)	(4,263)
Restricted share unitholders	(641)	(744)	(2,060)	(1,901)
Equity Shares, Series A, based upon distributions paid	-	-	-	(5,131)
Equity Shares, Series A, based on redemptions	-	-	-	(25,746)
Remaining FFO allocable to Common Shares	$220,178	$287,416	$710,491	$574,338
Weighted average shares and FFO per share:
Regular common shares	169,728	169,014	169,512	168,766
Weighted average share options outstanding using treasury method	1,102	963	1,026	874
Weighted average common shares for purposes of computing fully-diluted FFO per common share	170,830	169,977	170,538	169,640
FFO per diluted common share	$1.29	$1.69	$4.17	$3.39

Real Estate Operations

Self-Storage Operations: Our domestic self-storage operations are by far the largest component of our operating activities, representing 92% of our revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

Self-Storage Operations Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$390,001	$368,589	5.8%	$1,124,791	$1,077,140	4.4%
Other Facilities	26,103	20,343	28.3%	71,561	49,145	45.6%
Total rental income	416,104	388,932	7.0%	1,196,352	1,126,285	6.2%
Cost of operations:
Same Store Facilities	120,525	120,461	0.1%	369,908	370,205	(0.1)%
Other Facilities	8,451	6,962	21.4%	24,122	17,123	40.9%
Total cost of operations	128,976	127,423	1.2%	394,030	387,328	1.7%
Net operating income (a):
Same Store Facilities	269,476	248,128	8.6%	754,883	706,935	6.8%
Other Facilities	17,652	13,381	31.9%	47,439	32,022	48.1%
Total net operating income	287,128	261,509	9.8%	802,322	738,957	8.6%
Total depreciation and amortization expense:
Same Store Facilities	(78,454)	(77,842)	0.8%	(233,108)	(236,747)	(1.5)%
Other Facilities	(11,822)	(14,086)	(16.1)%	(33,506)	(23,423)	43.0%
Total depreciation and amortization expense	(90,276)	(91,928)	(1.8)%	(266,614)	(260,170)	2.5%

Total net income	$196,852	$169,581	16.1%	$535,708	$478,787	11.9%

Number of facilities at period end:
Same Store Facilities				1,931	1,931	-
Other Facilities				109	93	17.2%
Net rentable square footage at period end (in thousands):
Same Store Facilities				121,582	121,582	-
Other Facilities				8,041	6,471	24.3%

(a)         See “Net Operating Income or NOI” below.

Net income with respect to our self-storage operations increased by $27.3 million or 16.1% during the three months ended September 30, 2011, when compared to the same period in 2010.  This was due to (i) a $21.3 million increase in net operating income for the Same Store facilities and (ii) a $4.3 million increase in net operating income with respect to the Other Facilities due primarily to the acquisition of 51 facilities during 2010 and the nine months ended September 30, 2011.  Net income with respect to our self-storage operations increased by $56.9 million or 11.9% during the nine months ended September 30, 2011, when compared to the same period in 2010.  This was due to (i) a $47.9 million increase in net operating income for the Same Store facilities and (ii) a $15.4 million increase in net operating income with respect to the Other Facilities due primarily to the above mentioned acquisitions.

Net Operating Income

We refer herein to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our net income in our September 30, 2011 financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$269,476	$248,128	$754,883	$706,935
Other Facilities	17,652	13,381	47,439	32,022
Total net operating income from self-storage	287,128	261,509	802,322	738,957

Depreciation and amortization expense:
Same Store Facilities	(78,454)	(77,842)	(233,108)	(236,747)
Other Facilities	(11,822)	(14,086)	(33,506)	(23,423)
Total depreciation and amortization expense from self-storage	(90,276)	(91,928)	(266,614)	(260,170)

Net income (loss):
Same Store Facilities	191,022	170,286	521,775	470,188
Other Facilities	5,830	(705)	13,933	8,599
Total net income from self-storage	196,852	169,581	535,708	478,787

Ancillary operating revenue	30,011	26,588	85,817	78,823
Interest and other income	6,875	6,775	25,218	22,023
Ancillary cost of operations	(9,793)	(7,091)	(28,304)	(25,060)
Depreciation and amortization, commercial	(659)	(655)	(1,987)	(1,965)
General and administrative expense	(14,116)	(8,910)	(40,944)	(29,068)
Interest expense	(5,862)	(7,838)	(18,779)	(22,455)
Equity in earnings of real estate entities	15,269	9,043	41,755	27,792
Foreign currency exchange (loss) gain	(28,253)	55,455	13,495	(28,592)
Gains on real estate sales and debt retirement, net	4,983	-	5,111	679
Asset impairment charges	(2,186)	-	(2,186)	(1,949)
Discontinued operations	1,392	2,863	1,118	7,889
Net income of the Company	$194,513	$245,811	$616,022	$506,904

Same Store Facilities

The “Same Store Facilities” represents those 1,931 facilities that are stabilized and owned since January 1, 2009 and therefore provide meaningful year-over-year comparisons for 2010 and 2011.  The following table summarizes the historical operating results of these 1,931 facilities (121.6 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2011.

SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$368,645	$349,954	5.3%	$1,065,786	$1,024,486	4.0%
Late charges and administrative fees	21,356	18,635	14.6%	59,005	52,654	12.1%
Total revenues (a)	390,001	368,589	5.8%	1,124,791	1,077,140	4.4%

Cost of operations:
Property taxes	39,384	38,954	1.1%	120,690	118,261	2.1%
Direct property payroll	25,103	25,221	(0.5)%	75,913	74,675	1.7%
Media advertising	2,110	3,084	(31.6)%	9,399	14,852	(36.7)%
Other advertising and promotion	5,712	5,542	3.1%	18,156	17,159	5.8%
Utilities	10,396	10,221	1.7%	28,883	27,725	4.2%
Repairs and maintenance	10,897	10,790	1.0%	32,577	34,414	(5.3)%
Telephone reservation center	2,359	2,903	(18.7)%	7,335	8,575	(14.5)%
Property insurance	2,240	2,398	(6.6)%	7,231	7,336	(1.4)%
Other cost of management	22,324	21,348	4.6%	69,724	67,208	3.7%
Total cost of operations (a)	120,525	120,461	0.1%	369,908	370,205	(0.1)%
Net operating income (b)	269,476	248,128	8.6%	754,883	706,935	6.8%
Depreciation and amortization expense	(78,454)	(77,842)	0.8%	(233,108)	(236,747)	(1.5)%
Net income	$191,022	$170,286	12.2%	$521,775	$470,188	11.0%

Gross margin (before depreciation and amortization expense)	69.1%	67.3%	2.7%	67.1%	65.6%	2.3%

Weighted average for the period:
Square foot occupancy (c)	92.2%	91.0%	1.3%	91.5%	90.1%	1.6%
Realized annual rent per occupied square foot (d)(e)	$13.15	$12.65	4.0%	$12.77	$12.47	2.4%
REVPAF (e)(f)	$12.13	$11.51	5.4%	$11.69	$11.24	4.0%

Weighted average at September 30:
Square foot occupancy				91.7%	90.4%	1.4%
In place annual rent per occupied square foot (g)				$14.09	$13.75	2.5%
Total net rentable square feet (in thousands)				121,582	121,582	-
Number of facilities				1,931	1,931	-

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

(b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30, 2011 and 2010.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Revenues generated by our Same Store Facilities increased by 5.8% and 4.4% for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The increase in the three months ended September 30, 2011, as compared to the same period in 2010, was due primarily to a 1.3% increase in weighted average square foot occupancy and a 4.0% increase in realized rent per occupied square foot, as well as a 14.6% increase in late charges and administrative fees.  The increase in the nine months ended September 30, 2011, as compared to the same period in 2010, was due primarily to a 1.6% increase in weighted average square foot occupancy and a 2.4% increase in realized rent per occupied square foot, as well as a 12.1% increase in late charges and administrative fees.

Our operating strategy is to maintain occupancy levels for our Same Store Facilities at an average of 89% to 90% for the full year.  In order to achieve this strategy, we evaluate changes in traffic patterns of new tenants renting space and the volume of existing tenants vacating, and in response we increase or decrease rental rates, promotional discounts offered to new tenants, and the frequency of television advertising.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

Trends in occupancy and realized rent per occupied square foot have steadily improved over the past two years.  Throughout 2010 and 2011, occupancy levels were higher on a year-over-year basis, giving us more pricing power and resulting in rental income increases on a year-over-year basis beginning in the third quarter of 2010.  Our accelerated rental growth in the quarter ended September 30, 2011 was due primarily to the impact of aggressive increases in rates charged to our existing tenants.

The following chart sets forth our rental income, occupancy, and realized rent per square foot trends in our Same Store facilities in 2010 and the first nine months of 2011:

	Same Store Year-over-Year Change
Three Months Ended:	Rental income	Realized rent per occupied square foot	Square foot occupancy

March 31, 2010	(2.3)%	(2.9)%	0.6%
June 30, 2010	(0.4)%	(1.4)%	1.1%
September 30, 2010	1.1%	(0.5)%	1.6%
December 31, 2010	2.2%	0.4%	1.8%
For entire year: 2010	0.1%	(1.1)%	1.2%

March 31, 2011	3.0%	1.4%	1.7%
June 30, 2011	3.6%	2.2%	1.4%
September 30, 2011	5.3%	4.0%	1.3%

Notwithstanding improved occupancy levels over the past two years, we expect to continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  We expect the improved operating trends to continue in the quarter ending December 31, 2011; however, we expect revenue and net operating income growth will not be as high as that experienced in the third quarter of 2011.

Cost of operations (excluding depreciation and amortization) were approximately flat in the three and nine months ended September 30, 2011.  Increases in property taxes were partially offset by decreases in media advertising and telephone reservation center costs in the three months ended September 30, 2011, as compared to the same period in 2010.  Decreases in media advertising were partially offset by increases in property taxes and direct property payroll in the nine months ended September 30, 2011, as compared to the same period in 2010.

Property tax expense increased 1.1% and 2.1% for the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  We expect property tax growth of approximately 2% for the remainder of 2011.   Because we do not receive property tax bills for many significant jurisdictions until the fourth quarter of the current year or, in some cases, until the following year, and because we challenge the assessments of certain jurisdictions, our estimated rates and assessments consider anticipated implementation of regulations and trends, which are difficult to project.  Accordingly, property tax growth may fluctuate as tax bills are received and contested assessments are resolved.

Direct property payroll expense decreased by 0.5% and increased 1.7% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The decrease in the three months ended September 30, 2011, as compared to the same period in 2010, is due primarily to lower incentives paid to property personnel.  The increase in the nine months ended September 30, 2011, as compared to the same period in 2010, reflects higher payroll hours as well as increased incentives paid to property personnel.  We expect moderate growth in payroll expense in the remainder of 2011.

Media advertising decreased by 31.6% and 36.7% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The decrease is due primarily to a reduction in television advertising costs as we decreased the number of markets in which we advertised.  Media advertising primarily includes the cost of advertising on television and varies depending on a number of factors, including our occupancy levels, the demand for storage space, and the relative cost and availability of television advertising spots.  We expect our media spending in the quarter ending December 31, 2011 to be approximately $1.0 million higher than the same period in 2010, due to increased advertising on television.

Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 3.1% and 5.8% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  These increases are due primarily to higher Internet advertising expenditures as we continue to invest and improve our positioning on major Internet search engines by bidding more aggressively on keywords related to our business.

Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our occupancy levels, and the relative cost and efficacy of each type of advertising.  Media advertising costs in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses increased 1.7% and 4.2% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The increases are due to increased usage caused by extreme temperatures combined with a slight increase in energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Repairs and maintenance expenditures increased 1.0% and decreased 5.3% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation, and random events and accordingly are difficult to project from year to year.  Due to severe weather in 2010, snow removal expenses were $1.1 million lower in the nine months ended September 30, 2011, as compared to the same period in 2010.  We expect minimal growth in overall repairs and maintenance expenditures in the remainder of 2011.

Telephone reservation center costs decreased 18.7% and 14.5% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  The reductions were primarily due to improved staffing management in our call centers.  We expect telephone reservation center cost to grow moderately in the remainder of 2011.

Insurance expense decreased 6.6% and 1.4% in the three and nine months ended September 30, 2011, as compared to the same periods in 2010.  We expect insurance expense for the remainder of 2011 to be flat compared to the same periods in 2010.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2011	$362,937	$371,853	$390,001
2000	$350,914	$357,637	$368,589	$364,074	$1,441,214

Total cost of operations:
2011	$127,425	$121,958	$120,525
2010	$127,461	$122,283	$120,461	$101,417	$471,622

Property tax expense:
2011	$41,252	$40,054	$39,384
2010	$40,232	$39,075	$38,954	$25,076	$143,337

Media advertising expense:
2011	$3,998	$3,291	$2,110
2010	$5,305	$6,463	$3,084	$-	$14,852

Other advertising and promotion expense:
2011	$5,706	$6,738	$5,712
2010	$5,049	$6,568	$5,542	$4,918	$22,077

REVPAF:
2011	$11.33	$11.61	$12.13
2010	$10.99	$11.20	$11.51	$11.38	$11.27

Weighted average realized annual rent per occupied square foot:
2011	$12.62	$12.58	$13.15
2010	$12.45	$12.31	$12.65	$12.79	$12.55

Weighted average occupancy levels for the period:
2011	89.8%	92.3%	92.2%
2010	88.3%	91.0%	91.0%	89.0%	89.8%

Analysis of Regional Trends

The following table sets forth regional trends in our Same Store Facilities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$56,085	$54,330	3.2%	$163,755	$160,532	2.0%
Northern California (168 facilities)	40,137	37,980	5.7%	116,031	111,547	4.0%
Texas (231 facilities)	39,223	36,771	6.7%	112,452	106,932	5.2%
Florida (184 facilities)	36,827	34,852	5.7%	106,629	102,260	4.3%
Illinois (121 facilities)	24,237	23,270	4.2%	69,963	67,933	3.0%
Washington (91 facilities)	20,629	19,445	6.1%	59,364	57,048	4.1%
Georgia (90 facilities)	13,992	13,158	6.3%	40,251	38,421	4.8%
All other states (862 facilities)	158,871	148,783	6.8%	456,346	432,467	5.5%
Total revenues	390,001	368,589	5.8%	1,124,791	1,077,140	4.4%

Cost of operations:
Southern California	12,670	12,531	1.1%	37,179	38,065	(2.3)%
Northern California	9,822	9,786	0.4%	29,398	30,137	(2.5)%
Texas	14,182	14,377	(1.4)%	42,513	43,242	(1.7)%
Florida	12,896	12,613	2.2%	39,077	38,308	2.0%
Illinois	10,351	10,019	3.3%	33,626	31,781	5.8%
Washington	4,972	4,917	1.1%	15,591	15,241	2.3%
Georgia	4,493	4,588	(2.1)%	13,909	13,982	(0.5)%
All other states	51,139	51,630	(1.0)%	158,615	159,449	(0.5)%
Total cost of operations	120,525	120,461	0.1%	369,908	370,205	(0.1)%

Net operating income:
Southern California	43,415	41,799	3.9%	126,576	122,467	3.4%
Northern California	30,315	28,194	7.5%	86,633	81,410	6.4%
Texas	25,041	22,394	11.8%	69,939	63,690	9.8%
Florida	23,931	22,239	7.6%	67,552	63,952	5.6%
Illinois	13,886	13,251	4.8%	36,337	36,152	0.5%
Washington	15,657	14,528	7.8%	43,773	41,807	4.7%
Georgia	9,499	8,570	10.8%	26,342	24,439	7.8%
All other states	107,732	97,153	10.9%	297,731	273,018	9.1%
Total net operating income	$269,476	$248,128	8.6%	$754,883	$706,935	6.8%

Weighted average occupancy:
Southern California	91.9%	91.3%	0.7%	92.1%	91.3%	0.9%
Northern California	93.6%	91.5%	2.3%	92.8%	91.1%	1.9%
Texas	92.3%	91.0%	1.4%	91.1%	89.8%	1.4%
Florida	91.5%	90.3%	1.3%	90.8%	89.7%	1.2%
Illinois	92.3%	91.1%	1.3%	91.1%	89.4%	1.9%
Washington	92.1%	90.9%	1.3%	91.3%	90.4%	1.0%
Georgia	91.8%	90.3%	1.7%	90.4%	88.2%	2.5%
All other states	92.3%	90.9%	1.5%	91.5%	90.0%	1.7%
Total weighted average occupancy	92.2%	91.0%	1.3%	91.5%	90.1%	1.6%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$18.65	$18.17	2.6%	$18.13	$17.91	1.2%
Northern California	16.90	16.35	3.4%	16.42	16.08	2.1%
Texas	10.49	10.04	4.5%	10.18	9.89	2.9%
Florida	12.41	12.00	3.4%	12.11	11.83	2.4%
Illinois	12.91	12.61	2.4%	12.63	12.55	0.6%
Washington	14.15	13.55	4.4%	13.72	13.36	2.7%
Georgia	9.61	9.26	3.8%	9.37	9.24	1.4%
All other states	12.37	11.82	4.7%	11.98	11.60	3.3%
Total realized rent per square foot	$13.15	$12.65	4.0%	$12.77	$12.47	2.4%

REVPAF:
Southern California	$17.15	$16.60	3.3%	$16.70	$16.35	2.1%
Northern California	15.82	14.97	5.7%	15.24	14.65	4.0%
Texas	9.68	9.14	5.9%	9.28	8.88	4.5%
Florida	11.36	10.84	4.8%	10.99	10.62	3.5%
Illinois	11.91	11.48	3.7%	11.51	11.22	2.6%
Washington	13.04	12.32	5.8%	12.53	12.08	3.7%
Georgia	8.82	8.36	5.5%	8.47	8.15	3.9%
All other states	11.41	10.75	6.1%	10.96	10.44	5.0%
Total REVPAF	$12.13	$11.51	5.4%	$11.69	$11.24	4.0%

We believe that our geographic diversification and scale provide some insulation from localized economic effects and add to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  We believe that each market has been impacted, to a greater or lesser extent, by the overall trends affecting our self-storage operations.  In the three and nine months ended September 30, 2011, revenue growth has been positive in each of our regions noted above; however, Southern California (principally Los Angeles), our largest region, has had the lowest revenue growth.  Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Other Facilities

The Other Facilities include 109 facilities that were not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

The following table summarizes operating data with respect to these facilities:

OTHER FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2011	$1,955	$-	$1,955	$3,122	$-	$3,122
Facilities placed into service in 2010	8,332	6,190	2,142	23,525	8,469	15,056
Expansion facilities(a)	15,816	14,153	1,663	44,914	40,676	4,238
Total rental income	26,103	20,343	5,760	71,561	49,145	22,416

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2011	$829	$-	$829	$1,299	$-	$1,299
Facilities placed into service in 2010	2,978	2,486	492	8,922	3,304	5,618
Expansion facilities	4,644	4,476	168	13,901	13,819	82
Total cost of operations	8,451	6,962	1,489	24,122	17,123	6,999

Net operating income before depreciation and amortization expense:
Facilities placed into service in 2011	$1,126	$-	$1,126	$1,823	$-	$1,823
Facilities placed into service in 2010	5,354	3,704	1,650	14,603	5,165	9,438
Expansion facilities	11,172	9,677	1,495	31,013	26,857	4,156
Total net operating income (b)	17,652	13,381	4,271	47,439	32,022	15,417
Depreciation and amortization expense	(11,822)	(14,086)	2,264	(33,506)	(23,423)	(10,083)
Net income (loss)	$5,830	$(705)	$6,535	$13,933	$8,599	$5,334

At September 30:
Square foot occupancy:
Facilities placed into service in 2011				74.0%	-	-
Facilities placed into service in 2010				86.7%	83.3%	4.1%
Expansion facilities				89.6%	88.3%	1.5%
				86.7%	86.5%	0.2%

In place annual rent per occupied square foot:
Facilities placed into service in 2011				$14.06	$-	-
Facilities placed into service in 2010				15.29	16.32	(6.3)%
Expansion facilities				16.95	16.70	1.5%
				$16.09	$16.57	(2.9)%

Number of Facilities:
Facilities placed into service in 2011				12	-	12
Facilities placed into service in 2010				42	38	4
Expansion facilities				55	55	-
				109	93	16
Net rentable square feet (in thousands):
Facilities placed into service in 2011				1,011	-	1,011
Facilities placed into service in 2010				2,660	2,358	302
Expansion facilities				4,370	4,113	257
				8,041	6,471	1,570

(a)	Expansion facilities represent those facilities that have been recently expanded by the addition of more net rentable square feet.

(b)	See “Net Operating Income” above for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30, 2011 and 2010.

In the nine months ended September 30, 2011, we acquired nine facilities for an aggregate cost of $64.4 million.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the period we owned them during the nine months ended September 30, 2011, was approximately 5.1% and the average occupancy was 74.7%.

In addition, during the three months ended September 30, 2011, we obtained control of two entities we had a partial interest in, and began consolidating the two stabilized self-storage facilities (143,000 net rentable square feet) owned by these entities.  We recorded approximately $0.4 million in revenues and $0.1 million in operating expenses with respect to these facilities during the three and nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we completed the expansion of three facilities, and converted a commercial facility into a self-storage facility, for an aggregate of $19.7 million (297,000 net rentable square feet).

In October 2011, we acquired one additional facility in Los Angeles, CA, for an aggregate of approximately $10.5 million.  We expect increases in revenues and expenses in the remainder of 2011 for the facilities added in 2010 and 2011, to the extent that the operations will be reflected for a full period in 2011 and not in the corresponding period in 2010.

In 2010, we acquired 42 facilities for an aggregate cost of $239.6 million.  The weighted average capitalization rates for these facilities, based upon annualizing the net operating income for the nine months ended September 30, 2011, was approximately 8.1% and the average occupancy was 79.4%.

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

Equity in earnings of real estate entities

At September 30, 2011, we have equity investments in PSB, Shurgard Europe and three limited partnerships that we account for using the equity method of accounting.  Equity in earnings of real estate entities for the three and nine months ended September 30, 2011 and 2010 consists of our pro-rata share of the net income of these Unconsolidated Entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments are included in our Commercial segment, Europe Self-Storage segment, and other items not allocated to segments, respectively, as described in Note 11 to our September 30, 2011 financial statements.

Historical summary:	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands)
Net operating income (1):
PSB	$21,255	$19,318	$1,937	$60,851	$57,250	$3,601
Shurgard Europe	19,468	12,139	7,329	52,902	36,095	16,807
Other Investments	676	699	(23)	2,024	1,966	58
	41,399	32,156	9,243	115,777	95,311	20,466
Depreciation:
PSB	(8,910)	(8,643)	(267)	(25,908)	(23,730)	(2,178)
Shurgard Europe	(8,797)	(7,273)	(1,524)	(25,770)	(22,043)	(3,727)
Other Investments	(218)	(226)	8	(673)	(676)	3
	(17,925)	(16,142)	(1,783)	(52,351)	(46,449)	(5,902)
Other (2):
PSB	(4,228)	(5,584)	1,356	(11,961)	(17,241)	5,280
Shurgard Europe	(3,969)	(1,381)	(2,588)	(9,661)	(3,798)	(5,863)
Other Investments	(8)	(6)	(2)	(49)	(31)	(18)
	(8,205)	(6,971)	(1,234)	(21,671)	(21,070)	(601)

Total equity in earnings of real estate entities:
PSB	8,117	5,091	3,026	22,982	16,279	6,703
Shurgard Europe	6,702	3,485	3,217	17,471	10,254	7,217
Other Investments	450	467	(17)	1,302	1,259	43
Total equity in earnings of real estate entities	$15,269	$9,043	$6,226	$41,755	$27,792	$13,963

(1)	These amounts represent our pro-rata share of the net operating income of the Unconsolidated Entities. See also “net operating income” above for a discussion of this non-GAAP measure.

(2)
“Other” reflects our share of general and administrative expense, interest expense, interest income, gains on sale of real estate assets, gains and losses on redemption of preferred securities, and other non-property; non-depreciation related operating results of these entities.

Investment in PSB:  At September 30, 2011 and December 31, 2010, we had a 42% and 41%, respectively, common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  At September 30, 2011, PSB owned and operated 21.8 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB increased to $8.1 million in the three months ended September 30, 2011, as compared to $5.1 million in the same period in 2010, and to $23.0 million in the nine months ended September 30, 2011 as compared to $16.3 million in the same period in 2010.

Our pro-rata share of PSB’s net operating income increased $1.9 million and $3.6 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, due to (i) our pro rata share, $1.3 million and $5.1 million, respectively, of the increase in net operating income of PSB’s “Non-Same Park” facilities, representing newly acquired facilities, (ii) our pro-rata share, $1.2 million, of PSB’s lease termination benefit  recorded in the three and nine months ended September 30, 2011, offset partially by (iii) lower net operating income (prior to the impact of PSB’s lease termination benefit) of PSB’s “Same Park” facilities due to lower occupancy and rental rates.

Included in “other” above with respect to PSB are our net pro-rata share of gains on disposition of real estate and gains or losses on redemption of preferred securities totaling $1.1 million for the three months ended September 30, 2011, and $4.1 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.  See Note 4 to our September 30, 2011 financial statements for additional financial information on PSB.

Investment in Shurgard Europe: At September 30, 2011, and for each of the three and nine months ended September 30, 2011 and 2010, we have a 49% equity interest in Shurgard Europe.  Selected financial data for Shurgard Europe for each of the three and nine months ended September 30, 2011 and 2010 is included in Note 4 to our September 30, 2011 financial statements.  Our equity in earnings of Shurgard Europe is comprised of our 49% equity share of Shurgard Europe’s operations.  As described in more detail in Note 4 to our September 30, 2011 financial statements, we receive interest income and trademark license fees from Shurgard Europe. For financial statement purposes, 49% of the interest income and trademark license fees have been classified as equity in earnings and the remaining 51% as interest and other income.

At December 31, 2010, Shurgard Europe’s operations were comprised of 188 self-storage facilities with an aggregate of approximately 10 million net rentable square feet.  The portfolio consisted of 116 wholly-owned facilities and 72 facilities owned by two joint venture partnerships, in which Shurgard Europe had a 20% equity interest.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not already own in the two joint venture partnerships (the “Acquired Joint Venture Interests”) for €172.0 million.  We loaned Shurgard Europe $237.9 million (€172.1 million) to fund this acquisition.  On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the $237.9 million loan from us for $121.3 million, and the entire loan was effectively exchanged for an equity interest in Shurgard Europe.

Equity in earnings from Shurgard Europe increased to $6.7 million in the three months ended September 30, 2011, as compared to $3.5 million in the same period in 2010, and to $17.5 million in the nine months ended September 30, 2011 as compared to $10.3 million in the same period in 2010.  In addition to impacts noted below, equity in earnings was positively impacted by an increase in average exchange rates for the U.S. Dollar to the Euro to 1.41 for the three months ended September 30, 2011 from 1.29 for the same period in 2010, and to 1.41 for the nine months ended September 30, 2011 from 1.32 for the same period in 2010.

Our pro-rata share of Shurgard Europe’s net operating income increased $7.3 million and $16.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, due primarily to our pro-rata share of the Acquired Joint Venture Interests.

Included in “Other” above is our pro-rata share of Shurgard Europe’s interest expense, general and administrative, and other non-property, non-depreciation related operating results of Shurgard Europe; our pro-rata share of these reductions to earnings increased to $4.0 million in the three months ended September 30, 2011 from $1.4 million in the same period in 2010, and to $9.7 million in the nine months ended September 30, 2011 from $3.8 million in the same period in 2010.  These increases were due primarily to our pro-rata share of the incremental interest expense associated with the Acquired Joint Venture Interests on debt (the “JV Loans”) secured by the 72 properties owned by the joint ventures.

Shurgard Europe expects to obtain a new three year term loan of €215 million, and will use the proceeds to repay the JV Loans totaling €187 million at September 30, 2011 and make an additional principal payment on the loan Shurgard Europe owes to Public Storage.  The new loan will have a lower interest rate than the JV Loans and will provide Shurgard Europe the flexibility to simplify its ownership structure and eliminate various costs associated with the former joint ventures.  In connection with this financing, we expect to extend the maturity date for our loan to Shurgard Europe to the first quarter of 2015.  Completion of this financing is subject to certain contingencies.

The Shurgard Europe Same Store Pool represents those 150 facilities that are wholly-owned at September 30, 2011 and have been operated by Shurgard Europe at a stabilized occupancy level since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.  The operating results of the Europe Same Store Facilities are more volatile than the operating results of the Same Store Facilities, because of the relatively smaller size of the Europe Same Store Facilities and because these facilities are located in seven different countries.

The following table reflects 100% of the operating results of those 150 facilities, and we restate the exchange rates used to in the three and nine months ended September 30, 2010 presentation to the actual exchange rates for the same period in 2011.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of real estate entities” on our statements of income.

Selected Operating Data for the 150 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2009 (“Europe Same Store Facilities”):	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)(b)
Revenues:
Rental income	$47,909	$46,851	2.3%	$139,510	$137,418	1.5%
Late charges and administrative fees collected	885	814	8.7%	2,603	2,350	10.8%
Total revenues	48,794	47,665	2.4%	142,113	139,768	1.7%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	2,503	2,309	8.4%	7,561	7,008	7.9%
Direct property payroll	6,177	5,966	3.5%	17,947	17,618	1.9%
Advertising and promotion	1,876	1,924	(2.5)%	5,125	4,796	6.9%
Utilities	848	881	(3.7)%	3,169	2,996	5.8%
Repairs and maintenance	1,881	1,299	44.8%	4,910	3,696	32.8%
Property insurance	258	297	(13.1)%	782	910	(14.1)%
Other costs of management	7,682	8,080	(4.9)%	22,984	23,839	(3.6)%
Total cost of operations	21,225	20,756	2.3%	62,478	60,863	2.7%

Net operating income (c)	$27,569	$26,909	2.5%	$79,635	$78,905	0.9%

Gross margin	56.5%	56.5%	-	56.0%	56.5%	(0.9)%
Weighted average for the period:
Square foot occupancy (d)	86.4%	86.1%	0.3%	85.7%	85.6%	0.1%
Realized annual rent per occupied square foot (e)(f)	$28.14	$27.62	1.9%	$27.54	$27.16	1.4%
REVPAF (f)(g)	$24.32	$23.78	2.3%	$23.60	$23.25	1.5%
Weighted average at September 30:
Square foot occupancy				86.3%	86.0%	0.3%
In place annual rent per occupied square foot (h)				$30.23	$29.41	2.8%
Total net rentable square feet (in thousands)				7,881	7,881	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.415	1.415	-	1.406	1.406	-
Actual historical exchange rates	1.415	1.289	9.8%	1.406	1.316	6.8%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and nine months ended September 30, 2010 have been restated using the actual exchange rate for the three and nine months ended September 30, 2011, respectively.

(b)
We include our pro-rata share of these operating results in our statements of income in “equity in earnings of real estate entities.”  The amounts incorporated in our financial statements are based upon the actual weighted average exchange rates for each period.

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

Net operating income increased 2.5% for the three months ended September 30, 2011 as compared to the same period in 2010, and 0.9% for the nine months ended September 30, 2011 as compared to the same period in 2010.  These increases were due to a 2.4% and 1.7% increase in revenues for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, offset partially by a 2.3% and 2.7% increase in cost of operations, respectively.  Revenues in the three and nine months ended September 30, 2011 increased as compared to the same periods in 2010 due primarily to higher realized annual rents per foot.  Cost of operations increased in the three and nine months ended September 30, 2011 due primarily to increased repairs and maintenance expenditures.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.

See “Liquidity and Capital Resources” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at September 30, 2011 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 17 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our September 30, 2011 financial statements for the operating results of these 17 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales in the U.S., (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our September 30, 2011 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our consolidated statements of income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Change	2011	2010	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance	$18,818	$16,770	$2,048	$53,041	$49,051	$3,990
Commercial	3,590	3,496	94	11,010	10,709	301
Merchandise and other	7,603	6,322	1,281	21,766	19,063	2,703
Total revenues	30,011	26,588	3,423	85,817	78,823	6,994

Ancillary Cost of Operations:
Tenant reinsurance	3,435	1,065	2,370	9,814	6,877	2,937
Commercial	1,381	1,500	(119)	4,247	4,349	(102)
Merchandise and other	4,977	4,526	451	14,243	13,834	409
Total cost of operations	9,793	7,091	2,702	28,304	25,060	3,244

Depreciation – commercial operations:	659	655	4	1,987	1,965	22

Ancillary net income:
Tenant reinsurance	15,383	15,705	(322)	43,227	42,174	1,053
Commercial	1,550	1,341	209	4,776	4,395	381
Merchandise and other	2,626	1,796	830	7,523	5,229	2,294
Total ancillary net income	$19,559	$18,842	$717	$55,526	$51,798	$3,728

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

The increases in tenant reinsurance revenues in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 are primarily attributable to an increase in the percentage of our existing tenants retaining such policies, as well as an increase in the number of facilities due to the acquisition from third parties of 42 facilities in the year ended December 31, 2010 and nine facilities in the nine months ended September 30, 2011.  On average, approximately 61.5%, and 60.6% of our tenants had such policies during the three and nine months ended September 30, 2011, respectively, as compared to 58.5% and 58.2% during the same periods in 2010.  We believe that the growth in tenant reinsurance revenues in the remainder of 2011 may not be as high as experienced in 2010 because we expect less growth in the percentage of tenants retaining insurance policies.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  Merchandise revenues have been favorably impacted in the three and nine months ended September 30, 2011 as compared to the same periods in 2010 by improved gross margins on locks sold.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $6,875,000 and $25,218,000 for the three and nine months ended September 30, 2011, respectively, as compared to $6,775,000 and $22,023,000 for the same periods in 2010, and is comprised primarily of interest and other income from Shurgard Europe, interest on our loan to PSB and, to a lesser extent, interest earned on cash balances.

The interest and other income from Shurgard Europe is comprised of interest income on the loans receivable from Shurgard Europe as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  As described more fully in Note 4 to our September 30, 2011 financial statements, we record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our statements of income.  Interest and other income from Shurgard Europe was $6.2 million and $21.2 million the three and nine months ended September 30, 2011, respectively, as compared to $6.2 million and $18.8 million for the same periods in 2010.  The increase in the nine month periods is due primarily to an additional $237.9 million loan to Shurgard Europe on March 2, 2011 (described more fully in Note 5 to our September 30, 2011 financial statements), bearing interest at 7%, which was extinguished on June 15, 2011.  No further interest will be recorded on this loan for periods after June 15, 2011.

In addition, we received $1.5 million from our joint venture partner for funding our joint venture partner’s 51% pro rata share of the cost of the Acquired Joint Venture Interests from March 2, 2011 until June 15, 2011, and recorded this amount as interest and other income for the nine months ended September 30, 2011.

As of September 30, 2011, we had a €343.0 million loan receivable from Shurgard Europe totaling $466.3 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balances as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

As noted above in “Investment in Shurgard Europe,” Shurgard Europe expects to obtain a new three year term loan of €215 million, and will use the proceeds to repay the JV Loans totaling €187 million and make an additional principal payment on our loan to Shurgard Europe.  In addition, this new loan will have a lower interest rate than the JV Loans, and in connection with this financing, we expect to extend the maturity date of our loan to Shurgard Europe to the first quarter of 2015.

On February 9, 2011, we loaned PSB $121.0 million, which was fully repaid on August 9, 2011 upon maturity.  The loan had a six-month term, no prepayment penalties, and bore interest at a rate of approximately 1.13%.  For the three and nine months ended September 30, 2011, we recorded interest income of approximately $0.1 million and $0.7 million, respectively, related to this loan.

The remaining interest and other income is comprised primarily of interest income on cash balances.  Interest rates continue to be at historically low rates.

Future interest income will depend upon the level of interest rates and the timing of when the cash on hand is ultimately invested; however, based upon current interest rates on our outstanding money-market fund investments of approximately 0.1%, earned interest is expected to be minimal.

Depreciation and amortization: Depreciation and amortization expense was $90,935,000 and $268,601,000 for the three and nine months ended September 30, 2011, respectively, as compared to $92,583,000 and $262,135,000 for the same periods in 2010.

The decrease in depreciation and amortization for the three months ended September 30, 2011 as compared to the same period is due to a reduction in amortization of tenant intangible assets to $3.1 million for the three months ended September 30, 2011 from $5.8 million for the same period in 2010.  Tenant intangible assets are amortized in relation to the benefit of tenants in place, and due to the short-term nature of our tenants, such amortization declines each month after acquisition of a facility.  We acquired 31 facilities in the quarter ended June 30, 2010, and amortization of the related intangibles for these properties is lower in the three months ended September 30, 2011 as compared to the same period in 2010.

The increase in depreciation and amortization expense for the nine months ended September 30, 2011, as compared to the same period in 2010, is due primarily to increased depreciation and amortization with respect to acquisitions of 11 facilities in the last six months of 2010, as well as nine properties acquired from third parties in the nine months ended September 30, 2011.

We expect approximately $3.5 million in intangible amortization in the quarter ending December 31, 2011 with respect to our intangible assets at September 30, 2011.  Future intangible amortization will also depend upon the level of future acquisitions of facilities that have tenants in place.

General and administrative expense: General and administrative expense was $14,116,000, and $40,944,000 for the three and nine months ended September 30, 2011, respectively, as compared to $8,910,000, and $29,068,000 for the same periods in 2010.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary depending on our activity levels in certain areas, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation for corporate and executive personnel.

The increases in general and administrative expense for the three and nine months ended September 30, 2011, as compared to the same periods in 2010 are due primarily to additional share-based compensation expense related to a performance-based restricted share unit program described in Note 10 to our September 30, 2011 financial statements.  A total of $2.8 million and $8.5 million in restricted share unit expense were recorded during the three and nine months ended September 30, 2011, respectively.  Assuming that our current expectations regarding achievement of the performance are fulfilled, we expect an additional $2.8 million of restricted share unit expense pursuant to this performance-based program to be recorded in the remainder of 2011, $6.1 million in 2012, $3.6 million in 2013, $2.0 million in 2014 and $0.9 million in 2015.  In addition, during the three and nine months ended September 30, 2011, we incurred approximately $2.0 million and $0.7 million, respectively, more in expenses related to property acquisitions than we incurred in the same periods in 2010.

Interest expense: Interest expense was $5,862,000 and $18,779,000 for the three and nine months ended September 30, 2011, respectively, as compared to $7,838,000 and $22,455,000 for the same periods in 2010

The decreases in the three and nine months ended September 30, 2011, as compared to the same periods in 2010 are due primarily to reductions of $1.5 million and $3.6 million, respectively, resulting from the maturity in February 2011 of approximately $103 million of unsecured notes payable with an effective rate of interest of 5.7%.

See Note 6 to our September 30, 2011 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain (Loss): A loan to Shurgard Europe totaling €343.0 million ($466.3 million) is denominated in Euros and we have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro.  As a result, the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  In each period where we expect repatriation of these funds within two years from period end, we record the change in the U.S. Dollar equivalent of the this loan balance from the beginning to the end of the period as a foreign currency gain or loss.  We recorded foreign currency translation (losses) gains of ($28,253,000) and $13,495,000 in the three and nine months ended September 30, 2011, respectively, as compared to foreign currency translation gains (losses) of $55,455,000 and ($28,592,000) for the same periods in 2010, representing the change in the U.S. Dollar equivalent of the loan due to changes in exchange rates from the beginning to the end of each respective period.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.360, 1.439 and 1.325 at September 30, 2011, June 30, 2011 and December 31, 2010, respectively.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.361, 1.221 and 1.433 at September 30, 2010, June 30, 2010 and December 31, 2009, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation with respect to repaying the Euro-denominated loan.

Net Income Allocated to Noncontrolling Interests:  A total of $3,374,000 and $6,457,000 for the three months ended September 30, 2011 and 2010, respectively, and $12,331,000 and $18,551,000 for the nine months ended September 30, 2011 and 2010, respectively, in income was allocated to noncontrolling interests.  The decrease for the three and nine month periods is partially due to our acquisition of interests we did not own in certain subsidiaries, as described in Note 7 to our September 30, 2011 financial statements, for an aggregate of approximately $169.2 million.  A total of $1,845,000 and $3,473,000 for the three months ended September 30, 2011 and 2010, respectively, and $8,402,000 and $9,712,000, for the nine months ended September 30, 2011 and 2010, respectively, was allocated to these acquired noncontrolling interests.  No further income will be allocated to these acquired noncontrolling interests.

Discontinued Operations: Included in discontinued operations are the historical operations of (i) a land-leased facility that was disposed of in the nine months ended September 30, 2011 and another land-leased facility that was disposed of in the year ended December 31, 2010 when the respective land leases expired, and (ii) a self-storage facility disposed of in the three months ended September 30, 2011 and two self-storage facilities that were disposed of in 2010.  In addition to the net income of discontinued operating units, discontinued operations includes a $380,000 loss on lease termination for the three and nine months ended September 30, 2011, $1,701,000 and $1,448,000 in net gains on disposition of real estate facilities for the three and nine months ended September 30, 2011, respectively, $2,707,000 and $7,794,000 in gains on disposition of real estate facilities for the three and nine months ended September 30, 2010, respectively, and a $595,000 impairment charge in the nine months ended September 30, 2010.

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

	For the Nine Months Ended September 30,
	2011	2010
	(Amount in thousands)
Net cash provided by operating activities (a)	$908,793	$821,714

Capital improvements to maintain our facilities	(57,026)	(68,628)
Remaining operating cash flow available for distributions to equity holders	851,767	753,086

Distributions paid to noncontrolling interests	(12,237)	(18,654)

Cash from operations allocable to Public Storage shareholders	839,530	734,432
Distributions paid to Public Storage shareholders	(632,248)	(560,743)

Cash from operations available for principal payments on debt and reinvestment (b)	$207,282	$173,689

(a)	Represents net cash provided by operating activities for each respective period as presented in our September 30, 2011 statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at September 30, 2011, (ii) internally generated retained cash flows, (iii) depending upon market conditions, proceeds from the issuance of equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments:  At September 30, 2011, we had approximately $160.7 million of cash, we have access to a $300 million line of credit which expires March 27, 2012, and we expect to receive a principal payment on our loan to Shurgard Europe in connection with its obtaining a €215 million loan from third parties (see “Investment in Shurgard Europe” above).  Our capital commitments over the remainder of 2011 total approximately $124.4 million and include (i) $2.6 million in principal payments on debt, (ii) $10.5 million for the acquisition of one self-storage facility described below, (iii) $6.3 million to acquire units of limited partnership interest we do not currently own in two limited partnerships, and (iv) $105.0 million for the redemption of our Series H Cumulative Preferred Shares.  We have no further significant commitments until 2013, when $264.9 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires in March 2012.  There were no outstanding borrowings on the line of credit at November 4, 2011.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

Our ability to raise additional capital by issuing our common or preferred securities is dependent upon capital market conditions.  Capital markets have improved from the severe stress experienced in late 2008 and early 2009.  During the first nine months of 2011 and the year ended December 31, 2010, we issued approximately $862.5 million and $270.0 million, respectively, of preferred securities at favorable rates.  Despite our recent issuances of preferred equity, there can be no assurance that market conditions will continue to permit preferred security issuances at amounts and at rates that we will find reasonable.  We are not dependent, however, on raising capital to fund our operations or meet our obligations.

Debt Service Requirements: At September 30, 2011, outstanding debt totaled approximately $418.9 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2011 (remainder)	$-	$2,634	$2,634
2012	-	70,115	70,115
2013	186,460	78,404	264,864
2014	-	35,164	35,164
2015	-	30,089	30,089
Thereafter	-	15,985	15,985
	$186,460	$232,391	$418,851

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At September 30, 2011, we have 1,953 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development or expansion of facilities that add additional net rentable square footage to our portfolio. We incurred capital improvements totaling $57.0 million during the nine months ended September 30, 2011.  During the remainder of 2011, we expect to incur approximately $20 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate distributions paid during the nine months ended September 30, 2011 totaled $632.2 million, consisting of the following (amounts in thousands):

Cumulative preferred shareholders	$172,926
Common shareholders and restricted share unitholders	459,322
Total REIT qualifying distributions	$632,248

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at September 30, 2011, adjusted for the redemption of our Series H Cumulative Preferred Shares noted above to be approximately $203 million per year.

On November 3, 2011, our Board of Trustees declared a regular common dividend of $0.95 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  Such non-controlling interests received a total of $12,237,000 in the nine months ended September 30, 2011.  During the nine months ended September 30, 2011, we acquired the interests we did not own in five Subsidiaries representing public limited partnerships pursuant to mergers described in Note 9 to our September 30, 2011 financial statements, as well as 12 Subsidiaries representing additional limited partnerships.  During the nine months ended September 30, 2011, a total of $8,193,000 in distributions was paid to these acquired noncontrolling interests.  No further distributions will be paid to these acquired noncontrolling interests.

Acquisition and Development Activities: At September 30, 2011, we were under contract to acquire one property for approximately $10.5 million.  This acquisition closed in October 2011.

During the remainder of 2011, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

We have a minimal development pipeline at September 30, 2011 and have no current plans to expand our development activities.  We plan on financing these activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of September 30, 2011, we had a €343.0 million loan receivable from Shurgard Europe totaling $466.3 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures March 31, 2013.  The loan is unsecured and can be prepaid in part or in full at anytime without penalty.  During the nine months ended September 30, 2011, Shurgard Europe repaid €30.7 million ($42.7 million).  Future prepayments will be dependent upon Shurgard Europe’s management’s evaluation of uses for its available capital.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

Shurgard Europe had approximately €187.1 million ($254.4 million) of outstanding debt payable to third parties at September 30, 2011, which is secured by 72 of its properties without recourse to Shurgard Europe, Public Storage, or any third party.  One loan totaling €84.8 million ($115.3 million) is due in May 2012, and the other loan totaling €102.3 million ($139.1 million), is due in July 2013.

As noted above in “Investment in Shurgard Europe,” Shurgard Europe expects to obtain a new three year term loan of €215 million, and will use the proceeds to repay the JV Loans totaling €187 million and make an additional principal payment on our loan to Shurgard Europe.  In addition, this new loan will have a lower interest rate than the JV Loans, and in connection with this financing, we expect to extend the maturity date of our loan to Shurgard Europe to the first quarter of 2015.

Redemption of Preferred Securities: As of September 30, 2011, several series of our preferred securities were redeemable at our option upon at least 30 days’ notice with dividend rates ranging from 6.125% to 6.950% and have an aggregate redemption value of approximately $1.2 billion.  Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

On October 26, 2011, we called for redemption all of our outstanding 4,200,000 depositary shares each representing 1/1,000 of a 6.950% Cumulative Preferred Share of Beneficial Interest, Series H at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on November 28, 2011, is $105,000,000.  We expect to fund this redemption with cash on hand.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 4, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2011 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2011 (Remainder)	2012	2013	2014	2015	Thereafter

Long-term debt (1)	$466,829	$12,812	$91,091	$274,852	$$39,119	$31,315	$17,640

Operating leases (2)	66,805	1,309	4,246	4,018	3,958	3,031	50,243

Construction commitments (3)	3,643	2,914	729	-	-	-	-

Total	$537,277	$17,035	$96,066	$278,870	$43,077	$34,346	$67,883

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our September 30, 2011 financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at September 30, 2011.

Off-Balance Sheet Arrangements: At September 30, 2011 we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we principally finance our operations and growth with permanent equity capital consisting of retained operating cash flow, capital raised through the issuance of common shares and preferred shares.  At September 30, 2011, our debt as a percentage of total equity (based on book values) was 5.0%.

Our preferred shares are not redeemable at the option of the holders.  These shares, however, are redeemable, after a set period of time, at our option.  At September 30, 2011, our Series W, Series X, Series Y, Series Z, Series A, Series C, Series D, Series E, Series F and Series H preferred shares are currently redeemable by us at our option.  Under certain conditions relating to the Company’s qualification as a REIT, the preferred shares are not redeemable by the Company pursuant to its redemption option prior to the dates set forth in Note 8 to our September 30, 2011 financial statements.

Our market-risk sensitive instruments include notes payable, which totaled $418,851,000 at September 30, 2011.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $376.3 million at September 30, 2011.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €343.0 million ($466.3 million) at September 30, 2011.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2011 (dollar amounts in thousands).

	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total	Fair Value

Fixed rate debt	$2,634	$70,115	$264,864	$35,164	$30,089	$15,985	$418,851	$425,039
Average interest rate	5.50%	5.53%	5.39%	5.20%	5.20%	5.20%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2012. As of September 30, 2011, we have no borrowings under our line of credit.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 12 to the  Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 4, 2011, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2011.  During the nine months ended September 30, 2011 we did not repurchase any of our common shares outside our publicly announced repurchase program, other than the withholding of shares to satisfy employee tax liabilities upon vesting of restricted share units or the exercise of employee stock options.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During August 2011, we redeemed all 16,990,000 of our outstanding Cumulative Preferred Shares, Series K with a liquidation amount of $424.8 million for an aggregate of $429.2 million in cash (inclusive of accrued dividends).

During September 2011, we redeemed all 4,000,000 of our outstanding Cumulative Preferred Shares, Series G with a liquidation amount of $100.0 million for an aggregate of $101.8 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series K and Series G during the three months ended September 30, 2011:

Period Covered	Total Number of Shares Redeemed	Average Price Paid per Share

July 1, 2011 – July 31, 2011	-	-

August 1, 2011 – August 31, 2011

Preferred Shares - Series K	16,990,000	$25.00

September 1, 2011 – September 30, 2011

Preferred Shares - Series G	4,000,000	$25.00

Total	20,990,000	$25.00

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

DATED:	November 4, 2011

PUBLIC STORAGE

By:	/s/ John Reyes
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

10.30*
Offer letter/Employment Agreement dated as of July 7, 2011 between Registrant and Shawn Weidmann.  Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 29, 2011 and incorporated herein by reference.

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