Form 10-K
period 2011-12-31
Public Storage
filed 2012-02-27
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011.

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

(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.250% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.125% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.600% Cumulative Preferred Share, Series C $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.180% Cumulative Preferred Share, Series D $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.450% Cumulative Preferred Share, Series F $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.625% Cumulative Preferred Share, Series M $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 7.000% Cumulative Preferred Share, Series N $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.875% Cumulative Preferred Share, Series O $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series P $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series Q $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.350% Cumulative Preferred Share, Series R $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange

Common Shares, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [X]	No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [ ]	No [X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]                                                              Accelerated Filer [   ]                                              Non-accelerated Filer [   ]         Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2011:

Common Shares, $0.10 Par Value – $16,077,731,000 (computed on the basis of $114.01 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2011).

As of February 22, 2012, there were 171,286,803 outstanding Common Shares, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”) and the following:

•
general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, natural disasters, and adverse changes in laws and regulations governing property tax, real estate and zoning;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our tenants;

•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;

•
risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•	risks related to our participation in joint ventures;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;

•	disruptions or shutdowns of our automated processes and systems or breaches of our data security;

•	difficulties in raising capital at a reasonable cost; and

•	economic uncertainty due to the impact of war or terrorism.

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

General

Public Storage was organized in 1980.  Effective June 1, 2007, we reorganized Public Storage, Inc. into Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland real estate investment trust (“REIT”).  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, and we also have equity interests in commercial facilities.

At December 31, 2011, our operating segments are comprised of the following:

(i)
Domestic Self-Storage: This segment comprises our direct and indirect equity interests in 2,058 self-storage facilities (131 million net rentable square feet of space) located in 38 states within the United States (“U.S.”) operating under the “Public Storage” brand name.  We are the largest owner and operator of self-storage facilities in the U.S.

(ii)
European Self-Storage:  This segment comprises our 49% equity interest in Shurgard Europe, a private company that we believe is the largest owner and operator of self-storage facilities in Western Europe.  Shurgard Europe owns 188 self-storage facilities (10 million net rentable square feet of space) located in seven countries in Western Europe which operate under the “Shurgard” brand name manages one facility located in the United Kingdom that is wholly-owned by Public Storage.

(iii)
Commercial:  This segment is primarily composed of our 42% equity interest in PS Business Parks, Inc. (“PSB”), (see Note 4 to our December 31, 2011 financial statements for more information regarding our ownership interest).  PSB’s business activities primarily include the ownership and operation of 27 million net rentable square feet of commercial space.  We also wholly-own one million net rentable square feet of commercial space that is managed by PSB.

We conduct certain other activities that are not allocated to any segment, due to their relatively insignificant scale and dissimilarity in operating characteristics to our existing segments, including:  (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) the sale of merchandise at our self-storage facilities and (iii) management of self-storage facilities owned by third-party owners and entities that we have an ownership interest in but are not consolidated.

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

We report annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants.  We have also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings.  We expect to continue such reporting.

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Competition

Self-storage facilities generally draw customers located within a three to five mile radius.  Many of our facilities operate within three to five miles of well-located and well-managed competitors who utilize many of the same marketing channels we use, including yellow page and Internet advertising, as well as signage and banners.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 5% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own approximately 10% of the aggregate self-storage space in the U.S., with the remaining 90% owned by numerous private regional and local operators.  This market fragmentation enhances the advantage of our economies of scale and our brand relative to other operators, and provides an opportunity for growth through acquisitions over the long term.

In seeking investments, we compete with a wide variety of institutions and other investors who also view self-storage facilities as attractive investments.  The amount of capital available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

Business Attributes

We believe that we possess several primary business attributes that permit us to compete effectively:

Centralized information networks: Our facilities are part of a comprehensive centralized reporting and information network which enables our management team to identify changing market conditions and operating trends as well as analyze customer data, and quickly change our properties’ pricing and promotional discounting on an automated basis.

National Telephone Reservation System:  Customers calling either the toll-free telephone referral system, (800) 44-STORE, or a particular storage facility, are directed to our centralized telephone reservation system.  The sales representatives in the call center are sales specialists.  These sales representatives discuss space requirements, location preferences, and price constraints with the prospective customer, and seek to meet those requirements with all our available space in the area, as well as other products and services we provide, in more consistent and comprehensive manner than an on-site property manager.  We believe the centralized telephone reservation system provides added customer service and helps to maximize utilization of available self-storage space relative to using the self-storage property managers to process our incoming sales inquiries.

On-line reservation and marketing system: We also provide customers the ability to review space availability, pricing, and make reservations online through our website, www.publicstorage.com.  We invest extensively in advertising on the Internet, primarily through the use of search engines, and we regularly update and improve our web site to enhance its productivity.

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2011, we operated 2,058 self-storage facilities in which we had an interest with over one million self-storage spaces rented.   These facilities are generally located in major markets within 38 states in the U.S.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions with specialists, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

Our market share and concentration in major metropolitan centers makes various promotional and media programs more cost-beneficial for us than for our competitors.  We can economically purchase large, prominent, well-placed yellow page ads that allow us to reach the consumer more effectively than smaller operators.  Our large market share and well-recognized brand name increases the likelihood that our facilities will appear prominently in unpaid search results in Google and other search engines, and enhances the efficiency of our bidding for paid multiple-keyword advertising.  We can use television advertising in many markets, while most of our competitors cannot do so cost-effectively.

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry in the U.S, due to our national reach in major markets in 38 states, and our highly visible facilities, with their orange colored doors and signage, that are located principally in heavily populated areas.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a similarly established and valuable brand in Europe.

Complementary ancillary operations: We also sell retail items associated with self-storage such as locks, cardboard boxes, and packing supplies, and we reinsure policies issued to our tenants against lost or damaged goods stored by our tenants.  We believe these activities supplement our existing self-storage business by further meeting the needs of our customers.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing or redeveloping existing real estate facilities, (iv) participating in the growth of commercial facilities, primarily through our investment in PSB, and (v) participating in the growth of Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of investment alternatives.

Improve the operating performance of existing facilities: We seek to increase the net cash flow generated by our existing self-storage facilities by a) regularly evaluating our call volume, reservation activity, and move-in/move-out rates for each of our facilities relative to our marketing activities, b) evaluating market supply and demand factors and, based upon these analyses, adjusting our marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and d) controlling operating costs.  We believe that our property management personnel and systems, combined with our national telephone reservation system and media advertising programs, will continue to enhance our ability to meet these goals.

Acquire properties owned or operated by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities.  Since January 1, 2007, we have acquired 64 facilities from third parties (4.4 million net rentable square feet) for approximately $434.7 million, including 11 facilities (0.9 million net rentable square feet) for approximately $80.4 million in 2011.  The level of third-party acquisition opportunities available to us depends upon many factors, including the motivation of potential sellers to liquidate their investments and the ability of leveraged owners to economically refinance existing mortgage debt.  We decide whether to pursue any such acquisition opportunities based upon many factors including our opinion as to the potential for future growth, the quality of construction and location, and our yield expectations.

Development of real estate facilities: We believe that in the long-run, development of new storage locations and expansion of our existing self-storage facilities represent an important part of our growth strategy. New locations can be developed to meet customer needs and expand our market penetration.  In addition, existing facilities can be expanded or enhanced to provide additional amenities such as climate control, or to better capitalize on increased population density in certain facilities’ local market area.    We have developed a significant number of new self-storage locations, and expanded existing self-storage facilities, in our history.  However, due to the challenging operating environment, we substantially curtailed our development activities beginning in 2008.  We continue to have a nominal development pipeline at December 31, 2011.  Shurgard Europe has similarly reduced its development activities (see “Capitalize on the Potential for Growth in Europe” below).

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.:  Our investment in PSB provides us some diversification into another asset type, and we have no plans of disposing of our investment in PSB.  During 2010 and 2011, the challenging economic trends in commercial real estate resulted in year over year decreases in rental income for PSB’s “same park” facilities.  It is uncertain what impact these trends will have on PSB’s future occupancy levels and rental income.

Over the past two years, PSB has been able to grow its portfolio through acquisitions.  In 2010, PSB acquired a total of 2.3 million net rentable square feet of commercial space for an aggregate purchase price of approximately $301.7 million, and in 2011, PSB acquired a total of 5.6 million net rentable square feet of commercial space for an aggregate purchase price of approximately $553.5 million.  PSB is a stand-alone public company traded on the New York Stock Exchange.  As of December 31, 2011, it owned and operated approximately 27.2 million net rentable square feet of commercial space, and had an enterprise value of approximately $3.0 billion (based upon the trading price of PSB’s common shares combined with the liquidiation value of its debt and preferred stock, as of December 31, 2011).

Participate in the growth of European self-storage through ownership in Shurgard Europe:  Our investment in Shurgard Europe provides us with some diversification from U.S. self-storage.  Shurgard Europe is the largest self-storage company in Western Europe and owns and operates approximately 10 million net rentable square feet in seven countries:  France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.

In contrast to the U.S., the European self-storage industry is relatively immature.  In each of the markets that Shurgard Europe operates in, customer awareness of the product, and availability of product, is low relative to the U.S.  Although many European consumers are not yet aware of the self-storage concept, they tend to live in more densely populated areas in smaller living spaces (as compared to the U.S.) that, we believe, should make self-storage an attractive product.  Most Europeans are familiar with the concept of storage only as an ancillary service provided by moving companies, and more consumer familiarity, combined with more available self-storage space, could result in a significant increase in the utilization of the self-storage product in the long term.  In the longer term, we believe that there is significant potential for Shurgard Europe to expand the number of self-storage facilities it owns in Europe, either through development of new facilities or acquisition of existing facilities from private or publicly-held owners.

We own 49% of Shurgard Europe and one wholly-owned property in London.  The other 51% is owned by a large U.S. pension fund.  We have no plans of disposing of our investment in Shurgard Europe.  During 2011, we and our joint venture partner made a pro-rata equity contribution to fund Shurgard Europe’s acquisition of the 80% equity interests it did not own in two legacy joint ventures owning 72 self-storage facilities for an aggregate of $237.9 million (€172.0 million).  As a result, Shurgard Europe now wholly-owns 188 facilities.

In November 2011, Shurgard Europe obtained a €215.0 million term loan from Wells Fargo which matures in November 2014 (the “Wells Fargo Loan”).  The proceeds from the Wells Fargo Loan were used to repay debt (€183.0 million) secured by the 72 facilities held by the joint ventures, as well as repay €32.0 million of the debt Shurgard Europe owes to Public Storage which totaled $402.7 million (€311.0 million) at December 31, 2011.

The Wells Fargo Loan requires Shurgard Europe to utilize a significant amount of its operating cash flow to reduce the outstanding principal.  As a result, and in the absence of additional capital contributions by either us or our joint venture partner, Shurgard Europe’s ability to finance growth will be very limited until the Wells Fargo Loan has been repaid.

Financing of the Company’s Growth Strategies

Overview of financing strategy:  Over the past three years we funded the cash portion of our acquisition and development activities with permanent capital (predominantly retained cash flow and the net proceeds from the issuance of preferred securities).  We have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.’’  Our present intention is to continue to finance substantially all our growth with internally generated cash flows and permanent capital.

Issuance of preferred and common securities:   We believe that we are not dependent upon raising capital to fund our existing operations or meet our obligations, due to our low levels of debt and significant cash from operations available for principal payments on debt and reinvestment (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” below).  However, access to capital is important to growing our asset base.  When growth capital is needed, we select either common or preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common stock only in connection with mergers and the acquisition of interests in real estate entities.  During periods of favorable market conditions, we have generally been able to raise capital at attractive costs; however, we are dependent upon capital market conditions and there can be no assurance that future market conditions will be favorable.  During the years ended December 31, 2011 and 2010, we issued approximately $862.5 million and $270.0 million, respectively, of preferred securities, and on January 12, 2012, we issued another $460.0 million of preferred securities.

Borrowing: We have in the past used our $300 million revolving line of credit as temporary “bridge” financing, and repaid those amounts with permanent capital.  When we have assumed debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it economically disadvantageous to prepay.  Our current debt outstanding was assumed either in connection with property acquisitions or in connection with the merger with Shurgard in 2006.  While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below.

Our senior debt has an “A” credit rating by Standard and Poor’s.  Notwithstanding our desire is to continue to meet our capital needs with preferred and common equity, this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt in the current markets if we were to choose to do so.

Issuance of securities in exchange for property: We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

Joint Venture financing: We have formed and may form additional joint ventures to facilitate the funding of future developments or acquisitions.  However, we can generally issue preferred securities on more favorable terms than joint venture financing.

Disposition of properties: Disposition of properties to raise capital has not been one of our strategies. Generally, we have disposed of self-storage facilities only because of condemnation proceedings, which compel us to sell.  We do not presently intend to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

Investments in Real Estate and Unconsolidated Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our Board of Trustees without a shareholder vote:

•
Our investments primarily consist of direct ownership of self-storage facilities (the nature of our self-storage facilities is described in Item 2, “Properties”), as well as partial interests in entities that own self-storage facilities.

•
Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the “Public Storage” brand name in the U.S., as well as storage facilities managed in Europe under the “Shurgard” brand name which are owned by Shurgard Europe.

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

Facilities Owned by Subsidiaries

In addition to our direct ownership of 2,015 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2011, we have controlling indirect interests in entities that own 26 self-storage facilities in the U.S. with approximately two million net rentable square feet.  Due to our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2011, we had ownership interests in entities that we do not control or consolidate, comprised of PSB, Shurgard Europe, and various limited partnerships that own an aggregate of 17 self-storage facilities with approximately one million net rentable square feet of storage space.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  All of the other Unconsolidated Real Estate Entities have no significant amounts of debt or other obligations.  See Note 4 to our December 31, 2011 financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Real Estate Entities.

Limitations on Debt

Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles.  As of December 31, 2011, the Debt Ratio was approximately 3%.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we have met each of these covenants as of December 31, 2011.

Employees

We have approximately 5,000 employees in the U.S. at December 31, 2011 who render services on behalf of the Company, primarily personnel engaged in property operations.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1.0 million resulting from any one individual event, to a limit of $25.0 million.  Effective December 1, 2011, these coverage amounts were changed to $5.0 million and $15.0 million, respectively.  At December 31, 2011, there were approximately 0.7 million certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

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

The value of our investments may be reduced by general risks of real estate ownership.    Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

•	lack of demand for rental spaces or units in a locale;

•	changes in general economic or local conditions;

•	natural disasters, such as earthquakes, hurricanes and floods; which could exceed the aggregate limits of our insurance coverage;

•	potential terrorist attacks;

•	changes in supply of or demand for similar or competing facilities in an area;

•	the impact of environmental protection laws;

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

In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers.  This results in a higher risk of losses that are not covered by third-party insurance contracts, as described in Note 13 under “Insurance and Loss Exposure” to our December 31, 2011 financial statements.

There is significant competition among self-storage facilities and from other storage alternatives.    Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2011.  Local market conditions play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  Any increase in availability of funds for investment in real estate may accelerate competition.  Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

We may incur significant environmental costs and liabilities.    As an owner and operator of real properties, we may be required by law to clean up hazardous substances at our properties.  Certain laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous substances.  Liability is usually not limited to the value of the property.  The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect our ability to sell, lease, operate, or encumber affected facilities.

We have evaluated the environmental condition of, and potential liabilities associated with, most of our properties by conducting preliminary environmental assessments.  These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of publicly available information regarding the site and other properties in the vicinity.  As a result, we have become aware that prior activities at some facilities (or migration from nearby properties) have or may have resulted in contamination to the soil or groundwater at these facilities.  When purchasing new properties, if we become aware of potential or actual contamination, we may attempt to obtain purchase price adjustments, indemnifications or environmental insurance coverage.  We cannot assure you that such protections, if obtained, will always be sufficient to cover actual future liabilities nor that our assessments have identified all such risks.  Although we cannot provide any assurance, we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage.  When we receive a complaint or otherwise become aware that an air quality concern exists, we implement corrective measures and seek to work proactively with our tenants to resolve issues, subject to our contractual limitations on liability for such claims.  However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

Delays in development and fill-up of our properties would reduce our profitability.    Development of self-storage facilities is subject to significant risks.  Construction and opening of these facilities can be delayed or increase in cost due to changes in or failure to meet government or regulatory requirements, weather issues, unforeseen site conditions, personnel problems, and other factors.  Once newly developed facilities are opened, rent-up of the newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.  While we or Shurgard Europe are not currently planning to develop additional facilities in the short-run, if we or Shurgard Europe were to commence significant development of facilities, our exposure to development and fill-up risks would increase.

Property taxes can increase and cause a decline in yields on investments.    Each of our properties is subject to real property taxes, which could increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities.  Recent local government shortfalls in tax revenue may cause pressure to increase tax rates or assessment levels or impose new taxes.  Such increases could adversely impact our profitability.

We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures.    All our properties must comply with the Americans with Disabilities Act and with related regulations (the “ADA”) and similar state law requirements.  A failure to comply with the ADA or similar state laws could lead to government imposed fines on us and/or litigation, which could also involve an award of damages to individuals affected by the non-compliance.  In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations.  Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

We incur liability from tenant and employment-related claims.    From time to time we have to make monetary settlements or defend actions or arbitration (including class actions) to resolve tenant or employment-related claims and disputes.

Global economic conditions adversely affect our business, financial condition, growth and access to capital.

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve.  These negative economic conditions in the markets where we operate facilities, and other events or factors that adversely affect demand for storage space, could continue to adversely affect our business.

Our ability to issue preferred shares or other sources of capital, such has borrowing, has been in the past, and may in the future, be adversely affected by challenging credit market conditions.  The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business.  We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations.  However, if we were unable to issue preferred shares or borrow at reasonable rates, that could limit the earnings growth that might otherwise result from the acquisition and development of real estate facilities.

The acquisition of existing properties is a significant component of our long-term growth strategy, and  acquisitions of existing properties are subject to risks that may adversely affect our growth and financial results.

We acquire existing properties, either in individual transactions or as part of the acquisition of other storage operators.  In addition to the general risks related to real estate described above, we are also subject to the following risks which may jeopardize our realization of benefits from acquisitions.

Any failure to manage acquisitions and other significant transactions and to successfully integrate acquired operations into our existing business could negatively impact our financial results.   To fully realize anticipated earnings from an acquisition, we must successfully integrate the property into our operating platform. Failures or unexpected circumstances in the integration process, such as a failure to maintain existing relationships with tenants and employees due to changes in processes, standards, or compensation arrangements, or circumstances we did not detect during due diligence, could jeopardize realization of the anticipated earnings.

Acquired properties are subject to property tax reappraisals which may increase our property tax expense. Facilities that we acquire are subject to property tax reappraisal which can result in substantial increases to the ongoing property taxes paid by the seller.   The reappraisal process is subject to judgment of governmental agencies regarding estimated real estate values and other factors, and as a result there is a significant degree of uncertainty in estimating the property tax expense of an acquired property.  In connection with future or recent acquisitions of properties, if our estimates of property taxes following reappraisal are too low, we may not realize anticipated earnings from an acquisition.

As a result of our ownership of 49% of the international operations of Shurgard Europe with a book value of $375.5 million at December 31, 2011, and our loan to Shurgard Europe aggregating $402.7 million at December 31, 2011, we are exposed to additional risks related to international businesses that may adversely impact our business and financial results.

We have limited experience in European operations, which may adversely impact our ability to operate profitably in Europe.  In addition, European operations have inherent risks, including without limitation the following:

•
currency risks, including currency fluctuations, which can impact the fair value of our equity investment in Shurgard Europe, as well as interest payments and the net proceeds to be received upon repayment of our loan to Shurgard Europe;

•	unexpected changes in legislative and regulatory requirements,

•	potentially adverse tax burdens;

•	burdens of complying with different permitting standards, environmental and labor laws and a wide variety of foreign laws;

•	the potential impact of collective bargaining;

•	obstacles to the repatriation of earnings and cash;

•	regional, national and local political uncertainty;

•	economic slowdown and/or downturn in foreign markets;

•	difficulties in staffing and managing international operations;

•	reduced protection for intellectual property in some countries;

•	inability to effectively control less than wholly-owned partnerships and joint ventures; and

•	the importance of local senior management and the potential negative ramifications of the departure of key executives.

The following additional specific risks apply with respect to our interest in and loan to Shurgard Europe:

•
Shurgard Europe has debt outstanding that will be repaid before our loan:   Shurgard Europe has a loan outstanding to Wells Fargo totaling $274.4 million (€211.9 million) at December 31, 2011.  While our loan participates pari passu with the Wells Fargo loan in a liquidation of Shurgard Europe, the Wells Fargo loan is due on November 2014, while our loan to Shurgard Europe matures in February 2015.  In addition, Shurgard Europe is obligated to utilize most of its available cash flow to make principal payments on the Wells Fargo loan, which limits the principal payments that could otherwise be made on our loan.  As a result, the Wells Fargo Loan will be repaid prior to our loan.

•
Shurgard Europe’s ability to repay its loan from us and Wells Fargo may be limited due to market conditions.  If Shurgard Europe’s available cash flow significantly declines and it is unable to obtain financing at a reasonable cost of capital due to a constrained equity or credit environment, negative operating trends, or other factors, it may not be able to repay either the Wells Fargo loan, or our loan.  In such a circumstance, we may have to pursue less advantageous options, such as an additional equity contribution or loan, extending the maturity date of our loan, or exercising our lender rights.  We have in the past extended the maturity date of our loan to Shurgard Europe, most recently to February 2015 from March 2013.

•
Shurgard Europe’s Same Store revenues have decreased in the past, and have recently exhibited negative trends.   While Shurgard Europe had positive Same Store revenue growth in 2010 and 2011, the growth in Same Store revenue decreased to 1.3% in 2011 from 3.0% in 2010, and it had negative revenue growth in 2009 and could have reductions in revenue in the future.  Such reductions may negatively impact Shurgard Europe’s liquidity and ability to repay its debts (including the debt owed to us), due to declining interest coverage ratios and other metrics which affect the availability and cost of capital, as well as reduce the value of our investment in Shurgard Europe.

We are subject to risks related to our ownership of assets in joint venture structures, most notably our investment in Shurgard Europe:

Ownership of assets in joint ventures may present additional risks, including without limitation, the following:

•	risks related to the financial strength, common business goals and strategies and cooperation of the venture partner;

•	the inability to take some actions with respect to the joint venture activities that we may believe are favorable, if our joint venture partner does not agree;

•	the risk that we could lose our REIT status based upon actions of the joint ventures if we are unable to effectively control these indirect investments;

•	the risk that we may not control the legal entity that has title to the real estate;

•
the risk that our investments in these entities may not be easily sold or readily accepted as collateral by our lenders, or that lenders may view assets held in joint ventures as less favorable as collateral;

•	the risk that the joint ventures could take actions which may negatively impact our preferred shares and debt ratings, to the extent that we could not prevent these actions;

•	the risk that we may be constrained from certain activities of our own that we would otherwise deem favorable, due to non-compete clauses in our joint venture arrangements; and

•	the risk that we will be unable to resolve disputes with our joint venture partners.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2011, B. Wayne Hughes, former Chairman and current member of the Board of Trustees and his family (the “Hughes Family”) owned approximately 16.7% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 47.66% of our outstanding common shares.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, even though such actions may not be favorable to other shareholders.

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

To preserve our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), our declaration of trust contains limitations on the number and value of shares of beneficial interest that any person may own.  These ownership limitations generally limit the ability of a person, other than the Hughes Family (as defined in our declaration of trust) and other than “designated investment entities” (as defined in our declaration of trust), to own more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in each case, in value or number of shares, whichever is more restrictive, unless an exemption is granted by our board of trustees.  These limitations could discourage, delay or prevent a transaction involving a change in control of our company not approved by our board of trustees.

If we failed to qualify as a REIT for income tax purposes, we would be taxed as a corporation, which would substantially reduce funds available for payment of dividends.

Investors are subject to the risk that we may not qualify as a REIT for income tax purposes. REITs are subject to a range of complex organizational and operational requirements.  As a REIT, we must distribute at least 90% of our REIT taxable income to our shareholders.  Other restrictions apply to our income and assets.  Our REIT status is also dependent upon the ongoing qualification of our affiliate, PSB, as a REIT, as a result of our substantial ownership interest in that company.

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

Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” of the Company for federal income tax purposes. A taxable REIT subsidiary is taxable as a regular corporation and may be limited in its ability to deduct interest payments made to us in excess of a certain amount.  In addition, to the extent that amounts paid to us by our taxable REIT subsidiaries are in excess of amounts that would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  To the extent that the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes, we will have less cash available for distribution to shareholders.

We have become increasingly dependent upon automated processes, telecommunications, and the Internet and are faced with system security and system failure risks.

We have become increasingly centralized and dependent upon automated information technology processes, and certain critical components of our operating systems are dependent upon third party providers.  As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted operations at our third party providers.  Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in our third party providers could negatively impact our operations.  In addition, an increasing  portion of our business operations are conducted over the Internet, increasing the risk of viruses and other related risks that could cause system failures and disruptions of operations.  Experienced computer programmers may be able to undertake a “cyber-attack” and penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns, which could result in additional costs or legal liability to us.  Nearly half of our new tenants come from sales channels dependent upon telecommunications (telephone or Internet).

We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

At December 31, 2011, the Hughes Family had ownership interests in, and operated, 53 self-storage facilities in Canada under the name “Public Storage”, which name we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation engaged in the operation of the self-storage facilities in Canada if the Hughes Family or the corporation agrees to sell them.  However, we have no ownership interest in the operations of this corporation, have no right to acquire their stock or assets unless the Hughes family decides to sell, and receive no benefit from the profits and increases in value of the Canadian self-storage facilities.  Although we have no current plans to enter the Canadian self-storage market, if we choose to do so without acquiring the Hughes Family interests in their Canadian self-storage properties, our right to use the Public Storage name in Canada may be shared with the Hughes Family unless we are able to terminate the license agreement.

Through our subsidiaries, we continue to reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada in which the Hughes Family has ownership interests.  We acquired the tenant insurance business on December 31, 2001 through our acquisition of PS Insurance Company, or PSICH.  During each of the three years ended December 31, 2011, we received $0.6 million, respectively, in reinsurance premiums attributable to the Canadian facilities.  Since PSICH’s right to provide tenant reinsurance to the Canadian Facilities may be qualified, there is no assurance that these premiums will continue.

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

We hold Limited Lines Self-Service Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision.  Our continued ability to maintain these Limited Lines Self-Service Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with related rules and regulations.  The regulatory authorities in each jurisdiction generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret, and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance agents.  As a result of regulatory or private action in any jurisdiction, we may be precluded or temporarily suspended from carrying on some or all of our reinsurance activities, including those activities we have conducted in the past, or otherwise fined or penalized or suffer an adverse judgment in a given jurisdiction.  For the year ended December 31, 2011, revenues from our tenant reinsurance business represented approximately 4% of our revenues.

Terrorist attacks and the possibility of wider armed conflict may have an adverse impact on our business and operating results and could decrease the value of our assets.

There is the risk of terrorist attacks and other acts of violence or war against the U.S., the European Community, or their businesses or interests, which could have a material adverse impact on our business and operating results.  Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results.  Further, we may not have insurance coverage for losses caused by a terrorist attack.  Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall.  In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations.  Finally, further terrorist acts could cause the U.S. to enter into a wider armed conflict, which could further impact our business and operating results.

Developments in California may have an adverse impact on our business and financial results.

We are headquartered in, and approximately one-fifth of our properties in the U.S. are located in, California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits.  Action that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.

ITEM 1B.       Unresolved Staff Comments

Not applicable.

ITEM 2.                      Properties

At December 31, 2011, we had direct and indirect ownership interests in 2,058 self-storage facilities located in 38 states within the U.S. and 189 storage facilities located in seven Western European nations:

	At December 31, 2011
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
United States:
California:
Southern	236	16,584
Northern	172	10,024
Texas	236	15,493
Florida	194	12,746
Illinois	126	7,904
Washington	91	6,028
Georgia	93	6,039
North Carolina	69	4,775
Virginia	78	4,453
New York	63	4,221
Colorado	59	3,713
New Jersey	54	3,417
Maryland	57	3,404
Minnesota	43	2,931
Michigan	43	2,755
Arizona	37	2,259
South Carolina	40	2,155
Missouri	37	2,136
Oregon	39	2,006
Nevada	29	1,947
Indiana	31	1,926
Ohio	31	1,922
Pennsylvania	28	1,867
Tennessee	27	1,528
Kansas	22	1,310
Massachusetts	19	1,179
Wisconsin	15	968
Other states (12 states)	89	4,980
Total – U.S.	2,058	130,670

Europe (b):
France	56	2,949
Netherlands	40	2,182
Sweden	30	1,629
Belgium	21	1,265
United Kingdom	21	1,026
Germany	11	553
Denmark	10	562
Total - Europe	189	10,166

Grand Total	2,247	140,836

(a) See Schedule III:  Real Estate and Accumulated Depreciation in the Company’s 2011 financials, for a complete list of properties consolidated by the Company.

(b) The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

Our facilities are generally operated to maximize cash flow through the regular review and adjustment of rents charged to our tenants, and controlling expenses.  For the year ended December 31, 2011, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 90.7% and $12.99, respectively, in the U.S. and 81.9% and $27.27, respectively, in Europe.

At December 31, 2011, 76 of our U.S. facilities were encumbered by an aggregate of $212 million in secured notes payable.  These facilities had a net book value of $490 million at December 31, 2011.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage facility spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access or its proximity to elevators.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

Users include individuals from virtually all demographic groups, as well as businesses.  Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods.  Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

Our self-storage facilities generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months and incremental demand from college students.

Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 38 states in the U.S.  Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments.

Competition from other self-storage facilities is significant and impacts the occupancy levels and rental rates for many of our properties.

We believe that self-storage facilities, upon achieving stabilized occupancy levels of approximately 90%, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.  Historically, upon stabilization after an initial fill-up period, our U.S. self-storage facilities have generally shown a high degree of stability in generating cash flows.

Commercial Properties: In addition to our interests in 2,247 self-storage facilities, we have an interest in PSB, which, as of December 31, 2011, owns and operates approximately 27.2 million net rentable square feet of commercial space in eight states.  At December 31, 2011, the $329 million book value and $727 million market value, respectively, of our investment in PSB represents approximately 4% and 8%, respectively of our total assets.  We also directly own 1.6 million net rentable square feet of commercial space managed primarily by PSB, primarily representing individual retail locations at our existing self-storage locations.

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

ITEM 3.   Legal Proceedings

We are a party to various other legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters and other contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 4.   Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

a.	Market Information of the Registrant’s Common Equity:

Our Common Shares (NYSE: PSA), including those of Public Storage, Inc. prior to our reorganization in June 2007, have been listed on the New York Stock Exchange since October 19, 1984.  Our Depositary Shares each representing 1/1,000 of an Equity Share, Series A (NYSE:PSAA) (see section c. below), including those of Public Storage, Inc. prior to our reorganization in June 2007 were listed on the New York Stock Exchange beginning February 14, 2000 until their redemption by us in April 2010.

The following table sets forth the high and low sales prices of our Common Shares on the New York Stock Exchange composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2010	1st	$94.20	$74.74
	2nd	100.58	85.04
	3rd	104.35	85.04
	4th	106.12	94.60

2011	1st	113.36	99.96
	2nd	120.00	107.21
	3rd	124.81	101.77
	4th	136.67	103.42

As of February 15, 2012, there were approximately 17,985 holders of record of our Common Shares.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2011 we paid distributions to our common shareholders of $0.80 per common share for the quarter ended March 31 and $0.95 per common share for each of the quarters ended June 30 and September 30, and ended December 31.  Total distributions on common shares for 2011 amounted to $619.7 million or $3.65 per share.  During 2010 we paid distributions to our common shareholders of $0.65 per common share for the quarter ended March 31 and $0.80 per common share for each of the quarters ended June 30 and September 30, and ended December 31.  Total distributions on common shares for 2010 amounted to $515.3 million or $3.05 per share.  During 2009, we paid distributions to our common shareholders of $0.55 per common share for each of the quarters ended March 31, June 30, September 30 and December 31.  Total distributions on common shares for 2009 amounted to $370.4 million or $2.20 per share.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2011, the dividends paid on common shares ($3.65 per share), on all the various classes of preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	99.9406%	100.0000%	100.0000%	96.6553%
Long-term Capital Gain	0.0594%	0.0000%	0.0000%	3.3447%
Total	100.0000%	100.0000%	100.0000%	100.0000%

For 2010, the dividends paid on common shares ($3.05 per share), on all the various classes of preferred shares, and on our Equity Shares, Series A were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.0000%	100.0000%	100.0000%	100.0000%
Long-term Capital Gain	0.0000%	0.0000%	0.0000%	0.0000%
Total	100.0000%	100.0000%	100.0000%	100.0000%

c.	Equity Shares

The Company is authorized to issue 100,000,000 equity shares.  Our declaration of trust provides that the equity shares may be issued from time to time in one or more series and gives the Board of Trustees broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.

At December 31, 2009, we had 4,289,544 Equity Shares, Series A outstanding.  On March 12, 2010, we called for redemption all of our outstanding shares of Equity Shares, Series A.  The redemption occurred on April 15, 2010 at $24.50 per share for aggregate redemption amount of $205.4 million.

During each of the three months ended March 31, 2010 and 2009, June 30, 2009, September 30, 2009 and December 31, 2009, we allocated income and paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share) based on 8,377,193 weighted average depositary shares outstanding.  Net income allocated to the Equity Shares, Series A for the year ended December 31, 2010 also includes $25.7 million ($3.07 per share), representing the excess of cash paid to redeem the securities over the original issuance proceeds.  As a result of the redemption on April 15, 2010, no further distributions were paid subsequent to March 31, 2010.

At December 31, 2009, we had 4,289,544 Equity Shares, Series AAA (“Equity Shares AAA”) outstanding with a carrying value of $100,000,000, all of which were held by one of our wholly-owned subsidiaries throughout all periods presented, and were eliminated in consolidation.  On August 31, 2010, we retired all Equity Shares AAA outstanding.  During the years ended December 31, 2010 and 2009, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share for each of the quarters ended March 31 and June 30.  During the year ended December 31, 2009, we also paid distributions of $0.5391 per share for each of the quarters ended September 30 and December 31.  As a result of the retirement on August 31, 2010, no further distributions were paid subsequent to June 30, 2010.

d.	Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2009, 2010 and 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 24, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2011.  During the year ended December 31, 2011, we did not repurchase any of our common shares outside our publicly announced repurchase program.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

During May and June, 2011, we redeemed all 20.7 million of our outstanding Cumulative Preferred Shares, Series I with a liquidation amount of $517.5 million for an aggregate of $522.8 million in cash (inclusive of accrued dividends).

During August 2011, we redeemed all 17.0 million of our outstanding Cumulative Preferred Shares, Series K with a liquidation amount of $424.8 million for an aggregate of $429.2 million in cash (inclusive of accrued dividends).

During September 2011, we redeemed all 4.0 million of our outstanding Cumulative Preferred Shares, Series G with a liquidation amount of $100.0 million for an aggregate of $101.8 million in cash (inclusive of accrued dividends).

During November 2011, we redeemed all 4.2 million of our outstanding Cumulative Preferred Shares, Series H with a liquidation amount of $105.0 million for an aggregate of $106.2 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series I, Series K, Series G and Series H during the year ended December 31, 2011:

Period Covered	Total Number of Shares/Units Repurchased	Average Price Paid per Share/Unit
January 1, 2011 – January 31, 2011	-	-
February 1, 2011 – February 28, 2011	-	-
March 1, 2011 – March 31, 2011	-	-
April 1, 2011 – April 30, 2011	-	-
May 1, 2011 – May 31, 2011
Preferred Shares - Series I	14,000,000	$25.00
June 1, 2011 – June 30, 2011
Preferred Shares - Series I	6,700,000	$25.00
July 1, 2011 – July 31, 2011	-	-
August 1, 2011 – August 31, 2011
Preferred Shares - Series K	16,990,000	$25.00
September 1, 2011 – September 30, 2011
Preferred Shares - Series G	4,000,000	$25.00
October 1, 2011 – October 31, 2010	-	-
November 1, 2011 – November 30, 2011
Preferred Shares - Series H	4,200,000	$25.00
December 1, 2011 – December 31, 2011	-	-
Total	45,890,000	$25.00

ITEM 6.                      Selected Financial Data

	For the year ended December 31,
	2011	2010	2009	2008 (1)	2007
	(Amounts in thousands, except per share data)
Revenues:
Rental income and ancillary operations	$1,719,769	$1,615,894	$1,593,107	$1,682,582	$1,771,096
Interest and other income	32,333	29,017	29,813	36,155	11,417
	1,752,102	1,644,911	1,622,920	1,718,737	1,782,513
Expenses:
Cost of operations	543,029	529,195	520,912	553,487	629,116
Depreciation and amortization	358,431	353,718	339,445	407,840	618,772
General and administrative	52,410	38,487	35,735	62,809	59,749
Interest expense	24,222	30,225	29,916	43,944	63,671
	978,092	951,625	926,008	1,068,080	1,371,308
Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange (loss) gain, gain (loss) on disposition of real estate investments, early retirement of debt and asset impairment charges - net	774,010	693,286	696,912	650,657	411,205
Equity in earnings of unconsolidated real estate entities	58,704	38,352	53,244	20,391	12,738
Foreign currency exchange (loss) gain	(7,287)	(42,264)	9,662	(25,362)	58,444
Gain (loss) on disposition of real estate investments, early retirement of debt, and asset impairment charges, net	8,615	(167)	37,540	336,020	5,212
Income from continuing operations	834,042	689,207	797,358	981,706	487,599
Discontinued operations	2,417	6,907	(6,902)	(7,834)	(521)
Net income	836,459	696,114	790,456	973,872	487,078
Net income allocated (to) from noncontrolling equity interests	(12,617)	(24,076)	44,165	(38,696)	(29,543)
Net income allocable to Public Storage shareholders	$823,842	$672,038	$834,621	$935,176	$457,535

Per Common Share:
Distributions	$3.65	$3.05	$2.20	$2.80	$2.00
Net income – Basic	$3.31	$2.36	$3.48	$4.19	$1.18
Net income – Diluted	$3.29	$2.35	$3.47	$4.18	$1.17

Weighted average common shares – Basic	169,657	168,877	168,358	168,250	169,342
Weighted average common shares – Diluted	170,750	169,772	168,768	168,675	169,850

Balance Sheet Data:
Total assets	$8,932,562	$9,495,333	$9,805,645	$9,936,045	$10,643,102
Total debt	$398,314	$568,417	$518,889	$643,811	$1,069,928
Public Storage shareholders’ equity	$8,288,209	$8,676,598	$8,928,407	$8,708,995	$8,763,129
Permanent noncontrolling interests’ equity	$22,718	$32,336	$132,974	$358,109	$500,127

Other Data:
Net cash provided by operating activities	$1,203,452	$1,093,221	$1,112,857	$1,076,971	$1,047,652
Net cash provided by (used in) investing activities	$(81,355)	$(266,605)	$(91,409)	$340,018	$(261,876)
Net cash used in financing activities	$(1,438,546)	$(1,132,709)	$(938,401)	$(984,076)	$(1,081,504)

(1)	The decreases in our revenues, cost of operations, and depreciation and amortization in 2008 is due primarily to our disposition of an interest in Shurgard Europe on March 31, 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to our December 31, 2011 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements in 2011 and for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our assumption that we have met the REIT requirements could be incorrect, because the REIT requirements are complex, require ongoing factual determinations, and there could be future unanticipated changes in our circumstances, or circumstances in previous years that we did not identify could affect our compliance.  For any taxable year that we fail or have failed to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income and could be subject to penalties and interest, and our net income would be materially different from our current estimates.

In addition, our taxable REIT subsidiaries are taxable as a regular corporation.  To the extent that amounts paid to us by our taxable REIT subsidiaries are in excess of amounts that would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  If we became subject to such a penalty tax, our net income could be materially overstated from our current estimates.

Impairment of Long-Lived Assets:  Substantially all of our assets, consisting primarily of real estate, are long-lived assets.  The evaluation of long-lived assets for impairment involves identification of indicators of impairment, projections of future operating cash flows, and determining fair values, all of which require significant judgment and subjectivity.  Others could come to materially different conclusions than we did regarding impairment.  In addition, we may not have identified all current facts and circumstances that may affect impairment.  Any unidentified impairment loss, or change in assumptions as to cash flows or fair values, could have a material adverse impact on our financial condition and results of operations.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not reasonably estimable or because we are not aware of the event.  Future events and the results of further investigation or litigation could result in such potential losses becoming probable and reasonably estimable, which could have a material adverse impact on our financial condition or results of operations.

Valuation of real estate and intangible assets acquired: In reporting the acquisition of operating self-storage facilities in our financial statements, we must estimate the fair value of the land, buildings, and intangible assets acquired in these transactions.   These estimates are based upon many assumptions, subject to a significant degree of judgment, including estimating discount rates, replacement costs of land and buildings, future cash flows from the tenant base in place at the time of the acquisition, and future revenues to be earned and expenses to be incurred with respect to acquired properties.  We believe that the assumptions we used were reasonable, however, others could come to materially different conclusions as to the estimated values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the amounts included on our balance sheets for real estate  and intangible assets.

Overview of Management’s Discussion and Analysis of Operations

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and managing expenses at our self-storage facilities, which is the primary driver of growth in our net income and cash flow from operations and contributed 92% of our revenues for the year ended December 31, 2011.

The remainder of our operations is comprised of our European Self-Storage segment through our investment in Shurgard Europe, our Commercial segment through our investment in PS Business Parks, Inc. (“PSB”), and the operations not allocated to any segment, each of which is described in Note 11 to our December 31, 2011 financial statements.

The self-storage industry is subject to general economic conditions, particularly conditions that affect the spending habits of consumers and moving trends.  Due to the recessionary pressures in the U.S., rental income was negatively impacted in 2009.  Demand began to improve in 2010 and, as a result, rental income trends improved each quarter in 2010 and 2011, trending positive on a year-over-year basis since the third quarter of 2010.  While trends have been improving, there can be no assurance that these trends will continue.

Our ability to effectively deploy capital to expand our asset base is an important component of our long-term growth.  During the year ended December 31, 2010, we acquired 42 self-storage facilities for $239.6 million.  During the year ended December 31, 2011, we acquired 11 self-storage facilities for $80.4 million, noncontrolling interests in subsidiaries owning self-storage facilities for $175.5 million, and we invested $116.6 million in Shurgard Europe to fund its acquisition of the remaining interests it did not own in 72 self-storage facilities.

We believe that there may be opportunities to acquire additional self-storage facilities from third parties in 2012, because we continue to see self-storage facilities come to market.  However, there is significant competition for facilities marketed in many of the geographic locations we find attractive.  As a result, there can be no assurance that we will be able to acquire facilities on terms we find attractive.

Due to the challenging operating environment, we have substantially curtailed our development activities.  We continue to have a nominal development pipeline at December 31, 2011.

Other investments we have made in the past, and may make in the future, include i) further investment in Shurgard Europe to allow it to develop or acquire facilities, ii) further investment in PSB, and iii) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will be even be available as investment alternatives.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations, due to our low levels of debt and significant cash from operations available for principal payments on debt and reinvestment (see “Liquidity and Capital Resources” below).  However, access to capital is important to growing our asset base.  We choose between the issuance of common and preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common stock only in connection with mergers and the acquisition of interests in real estate entities.  Our ability to raise capital at favorable costs is dependent upon capital market conditions.  When market conditions were favorable, we have generally been able to raise capital as necessary; however, there can be no assurance that future market conditions will permit us to raise capital at favorable costs.  During the years ended December 31, 2011 and 2010, we issued approximately $862.5 million and $270.0 million, respectively, of preferred securities, and on January 12, 2012, we issued another $460.0 million of preferred securities.

At December 31, 2011, we had approximately $139.0 million of cash and we have access to a $300 million line of credit which expires March 27, 2012 and is expected to be extended, subject to agreeing to satisfactory renewal terms.  At December 31, 2011, we have no significant commitments until 2013, when $264.9 million of existing debt comes due.  On January 12, 2012 we received net proceeds of $446.2 million in connection with the issuance of our Series S Cumulative Preferred Shares.  On February 9, 2012, we paid $206.7 million (excluding accrued dividends) to redeem our Series L Cumulative Preferred Shares.  On February 21, 2012, we paid $141.3 million (excluding accrued dividends) to redeem our Series E Cumulative Preferred Shares.  On March 19, 2012, we will pay $8.8 million (excluding accrued dividends) to redeem our Series Y Cumulative Preferred Shares.  As of February 24, 2012, we are under contract to acquire a portfolio of six self-storage properties, located in California, Florida (two), Massachusetts, New Jersey and Pennsylvania, for an aggregate purchase price of $42 million, cash.  We expect the pending acquisition of these properties will close in the first quarter of 2012.  The pending acquisition is subject to various conditions and contingencies and there can be no assurance that it will be completed.

Results of Operations

Operating results for 2011 as compared to 2010: For the year ended December 31, 2011, net income allocable to our common shareholders was $561.7 million or $3.29 per diluted common share, compared to $399.2 million or $2.35 per diluted common share for the same period in 2010, representing an increase of $162.5 million or $0.94 per diluted common share.  This increase is due to (i) improved property operations, (ii) decreased foreign currency exchange loss of $7.3 million during the year ended December 31, 2011 as compared to $42.3 million for the same period in 2010, (iii) increased equity in earnings and interest and other income from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011, and (iv) reduced income allocations to our Equity Shares, Series A.

Operating results for 2010 as compared to 2009: For the year ended December 31, 2010, net income allocable to our common shareholders was $399.2 million or $2.35 per diluted common share, compared to $586.0 million or $3.47 per diluted common share for the same period in 2009, representing a decrease of $186.8 million or $1.12 per diluted common share.  This decrease is primarily due to (i) a foreign currency exchange loss of $42.3 million during the year ended December 31, 2010 compared to a gain of $9.7 million during the same period in 2009, (ii) an aggregate $35.8 million increase in income allocated to the shareholders of redeemed securities, (including our equity share of PSB’s redemptions) in applying EITF D-42 to the redemption of securities in the year ended December 31, 2010, as compared to a $94.5 million decrease in income allocated to shareholders of redeemed securities (including our equity share of PSB’s redemptions), in applying EITF D-42 to the redemption of securities in the same period in 2009 and (iii) a gain on disposition of real estate assets of $30.3 million related to an equity offering by PSB recorded in the year ended December 31, 2009.

Funds from Operations

For the year ended December 31, 2011, funds from operations (“FFO”) was $5.67 per common share on a diluted basis as compared to $4.72 per diluted common share for the same period in 2010, representing an increase of $0.95 per diluted common share.

For the year ended December 31, 2011, FFO was impacted by a foreign currency exchange loss of $7.3 million (compared to a $42.3 million loss for the same period in 2010) and a $32.6 million net charge related to our redemptions of equity securities, including our equity share from PSB, in applying EITF D-42 (compared to $35.8 million for the same period in 2010).

For the year ended December 31, 2010, FFO was $4.72 per common share on a diluted basis as compared to $5.61 per diluted common share on a diluted basis for the same period in 2009, representing a decrease of $0.89 per diluted common share.

For the year ended December 31, 2010, FFO was impacted by a $35.8 million reduction in applying EITF D-42 to the redemption of preferred shares and our Equity Shares, Series A, including our equity share of PSB’s redemptions (compared to an aggregate $94.5 million increase recorded for our redemptions, and our equity share of PSB’s redemptions, of preferred equity in the same period in 2009) and a foreign currency exchange loss totaling $42.3 million (compared to a gain of $9.7 million for the same period in 2009).

Our FFO for each period was also impacted by various items such as impairment charges, acquisition due diligence costs, changes in accounting estimates, gains and losses on early redemption of debt (including our equity share from PSB and Shurgard Europe), impairment charges, as well as our equity share of PSB’s lease termination fees received from tenants.  The net impact of these items reduced FFO by $0.03, $0.04 and $0.04 per diluted common share for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table provides a summary of the per-share impact of the items noted above:

	Year Ended December 31,
	2011	2010	Percentage Change	2010	2009	Percentage Change
FFO per diluted common share prior to adjustments for the following items	$5.93	$5.22	13.6%	$5.22	$5.03	3.8%
Foreign currency exchange (loss) gain	(0.04)	(0.25)		(0.25)	0.06
Application of EITF D-42 to the redemption of our securities and our equity share from PSB	(0.19)	(0.21)		(0.21)	0.56
Other items, net	(0.03)	(0.04)		(0.04)	(0.04)
FFO per diluted common share, as reported	$5.67	$4.72	20.1%	$4.72	$5.61	(15.9)%

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

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands, except per share data)
Computation of Funds from Operations (“FFO”) allocable to Common Shares:
Net income	$836,459	$696,114	$790,456
Add back – depreciation and amortization	358,431	353,718	339,445
Add back – depreciation from unconsolidated real estate investments	64,677	61,110	62,471
Add back – depreciation and amortization included in Discontinued Operations	94	668	2,682
Eliminate – depreciation with respect to non-real estate assets	-	-	(160)
Eliminate – gain on sale of real estate investments	(8,953)	(396)	(33,426)
Eliminate – gain on sale of real estate included in Discontinued Operations	(2,737)	(7,794)	(6,018)
Eliminate – our share of PSB’s gain on sale of real estate	(1,107)	(2,112)	(675)
FFO allocable to our equity holders	1,246,864	1,101,308	1,154,775
Less: allocations of FFO (to) from noncontrolling equity interests:
Preferred unitholders, based upon distributions paid	-	(5,930)	(9,455)
Preferred unitholders, based upon redemptions	-	(400)	72,000
Other noncontrolling equity interests in subsidiaries	(15,539)	(19,585)	(20,231)
FFO allocable to Public Storage shareholders	1,231,325	1,075,393	1,197,089
Less: allocations of FFO to:
Preferred shareholders, based upon distributions paid	(224,877)	(232,745)	(232,431)
Preferred shareholders, based on redemptions	(35,585)	(7,889)	6,218
Restricted share unitholders	(2,817)	(2,645)	(3,285)
Equity Shares, Series A, based upon distributions paid	-	(5,131)	(20,524)
Equity Shares, Series A, based on redemptions	-	(25,746)	-
Remaining FFO allocable to Common Shares	$968,046	$801,237	$947,067
Diluted weighted average common shares outstanding	170,750	169,772	168,768
FFO per diluted common share	$5.67	$4.72	$5.61

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 91% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

Management analyzes the results of the Company’s consolidated self-storage operations in two-groups: (i) the Same Store facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and have been operating on a stabilized basis since January 1, 2009, and (ii) all other facilities in the Domestic Self-Storage Segment, which are primarily those consolidated facilities that we have not owned and operated at a stabilized basis since January 1, 2009 such as newly acquired, newly developed, or recently expanded facilities.

Self-Storage Operations Summary	Year Ended December 31,			Year Ended December 31,
	2011	2010	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,507,051	$1,441,214	4.6%	$1,441,214	$1,435,336	0.4%
Non Same Store Facilities	98,629	70,299	40.3%	70,299	50,174	40.1%
Total rental income	1,605,680	1,511,513	6.2%	1,511,513	1,485,510	1.8%
Cost of operations:
Same Store Facilities	473,495	471,622	0.4%	471,622	467,972	0.8%
Non Same Store Facilities	32,138	23,884	34.6%	23,884	16,929	41.1%
Total cost of operations	505,633	495,506	2.0%	495,506	484,901	2.2%
Net operating income (a):
Same Store Facilities	1,033,556	969,592	6.6%	969,592	967,364	0.2%
Non Same Store Facilities	66,491	46,415	43.3%	46,415	33,245	39.6%
Total net operating income	1,100,047	1,016,007	8.3%	1,016,007	1,000,609	1.5%
Total depreciation and amortization expense:
Same Store Facilities	(311,122)	(316,749)	(1.8)%	(316,749)	(323,148)	(2.0)%
Non Same Store Facilities	(44,655)	(34,349)	30.0%	(34,349)	(13,339)	157.5%
Total depreciation and amortization expense	(355,777)	(351,098)	1.3%	(351,098)	(336,487)	4.3%

Total net income	$744,270	$664,909	11.9%	$664,909	$664,122	0.1%

Number of facilities at period end:
Same Store Facilities	1,931	1,931	-	1,931	1,931	-
Non Same Store Facilities	111	97	14.4%	97	55	76.4%
Net rentable square footage at period end (in thousands):
Same Store Facilities	121,582	121,582	-	121,582	121,582	-
Non Same Store Facilities	8,173	6,860	19.1%	6,860	3,982	72.3%

(a)	See “Net Operating Income or NOI” below.

Net income with respect to our self-storage operations increased by $79.4 million or 11.9% during the year ended December 31, 2011, when compared to the same period in 2010.  This was due to a 6.6% increase in net operating income with respect to our Same Store Facilities due to increased revenues driven by higher occupancy and higher realized rents per occupied square foot, and a 43.3% increase in net operating income with respect to the Non Same Store Facilities, due primarily to the impact of the properties acquired in 2010 and 2011.  This was partially offset by a $4.7 million increase in depreciation and amortization, due primarily to increased depreciation with respect to the facilities acquired in 2011 and 2010.  Net income with respect to our self-storage operations increased by $0.8 million or 0.1% during the year ended December 31, 2010, when compared to the same period in 2009.  This was due to a 0.2% increase in net operating income with respect to our Same Store Facilities due to increased revenues driven by higher occupancy partially offset by lower realized rents per occupied square foot, and a 39.6% increase in net operating income with respect to the Non Same Store Facilities, due primarily to the impact of the 42 facilities acquired in 2010.  This was partially offset by a $14.6 million increase in depreciation and amortization, due primarily to increased amortization of tenant intangible assets with respect to the facilities acquired in 2010.

Same Store Facilities

The “Same Store Facilities” represents those 1,931 facilities that are stabilized and owned since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010, and 2011.  The following table summarizes the historical operating results of these 1,931 facilities (121.6 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2011.

SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2011	2010	Percentage Change	2010	2009	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$1,428,295	$1,370,398	4.2%	$1,370,398	$1,368,460	0.1%
Late charges and administrative fees	78,756	70,816	11.2%	70,816	66,876	5.9%
Total revenues (a)	1,507,051	1,441,214	4.6%	1,441,214	1,435,336	0.4%

Cost of operations:
Property taxes	146,271	143,337	2.0%	143,337	144,761	(1.0)%
Direct property payroll	100,264	99,257	1.0%	99,257	97,124	2.2%
Media advertising	10,356	14,852	(30.3)%	14,852	20,332	(27.0)%
Other advertising and promotion	23,521	22,077	6.5%	22,077	20,611	7.1%
Utilities	37,394	35,972	4.0%	35,972	36,264	(0.8)%
Repairs and maintenance	45,062	45,939	(1.9)%	45,939	39,437	16.5%
Telephone reservation center	9,705	11,352	(14.5)%	11,352	11,430	(0.7)%
Property insurance	9,478	9,739	(2.7)%	9,739	10,064	(3.2)%
Other cost of management	91,444	89,097	2.6%	89,097	87,949	1.3%
Total cost of operations (a)	473,495	471,622	0.4%	471,622	467,972	0.8%
Net operating income (b)	1,033,556	969,592	6.6%	969,592	967,364	0.2%
Depreciation and amortization expense	(311,122)	(316,749)	(1.8)%	(316,749)	(323,148)	(2.0)%
Net income	$722,434	$652,843	10.7%	$652,843	$644,216	1.3%
Gross margin (before depreciation and amortization expense)	68.6%	67.3%	1.9%	67.3%	67.4%	(0.1)%

Weighted average for the period:
Square foot occupancy (c)	91.1%	89.8%	1.4%	89.8%	88.7%	1.2%
Realized annual rent per occupied square foot (d)(e)	$12.90	$12.55	2.8%	$12.55	$12.69	(1.1)%
REVPAF (e)(f)	$11.75	$11.27	4.3%	$11.27	$11.26	0.1%
Weighted average at December 31:
Square foot occupancy	89.6%	88.6%	1.1%	88.6%	87.1%	1.7%
In place annual rent per occupied square foot (g)	$13.97	$13.63	2.5%	$13.63	$13.45	1.3%
Total net rentable square feet (in thousands)	121,582	121,582	-	121,582	121,582	-
Number of facilities	1,931	1,931	-	1,931	1,931	-

a)
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

b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31, 2011, 2010 and 2009.

c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

d)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts that reduce rental income from the contractual amounts due.

e)
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

f)
Realized annual rent per available foot or “REVPAF” is computed by dividing rental income (which excludes late charges and administrative fees) by the total available net rentable square feet for the period.

g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Revenues generated by our Same Store Facilities increased by 4.6% for the year ended December 31, 2011, as compared to the same period in 2010.  The increase was due primarily to a 1.4% increase in weighted average square foot occupancy and a 2.8% increase in realized rent per occupied square foot, as well as an 11.2% increase in late charges and administrative fees due primarily to increases in the fee levels charged for late payments.  The increase in realized annual  rent per occupied square foot includes the impact of aggressive increases in rates charged to our existing tenants in the last two quarters of 2011.

Revenues generated by our Same Store Facilities increased by 0.4% for the year ended December 31, 2010, as compared to the same period in 2009.  The increase was due primarily to a 5.9% increase in late charges and administrative fees due primarily to increases in the fee levels charged for late payments.  Rental income was flat on a year-over-year basis as average occupancy was 1.2% higher, offset by a 1.1% reduction in realized annual rent per occupied square foot.

Our operating strategy is to maintain occupancy levels for our Same Store Facilities at an average of approximately 90% for the full year.  In order to achieve this strategy, we evaluate changes in traffic patterns of new tenants renting space and the volume of existing tenants vacating, and in response we increase or decrease rental rates, promotional discounts offered to new tenants, and the frequency of television advertising.  We experience seasonal fluctuations in the occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

Our self-storage revenues suffered negative operating trends in late 2008 and 2009 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the major markets in which we operate.  However, trends in occupancy and realized rent per square foot have steadily improved in our Same Store Facilities in 2010 and 2011, and we have had more pricing power, resulting in rental income increases on a year-over-year basis beginning in the third quarter of 2010.  Our rent growth accelerated in the last two quarters of 2011, due primarily to rate increases to existing tenants.

Notwithstanding improved occupancy levels in 2010 and 2011, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  We expect positive year-over-year growth in rental income to continue in the year ending December 31, 2012.

Cost of operations (excluding depreciation and amortization) increased by 0.4% in 2011, as compared to 2010.  Increases in property taxes, other advertising and promotion, other costs of management, and utilities were partially offset by decreases in media advertising and telephone reservation center costs in 2011, as compared to 2010.  Cost of operations (excluding depreciation and amortization) increased by 0.8% in 2010, as compared to 2009.  This increase was due primarily to increases in repairs and maintenance and direct property payroll, offset by a reduction in media advertising and lower property tax expense.

Property tax expense increased 2.0% in 2011, as compared to 2010, due primarily to higher tax rates.  Property tax expense decreased 1.0% in 2010, as compared to 2009 due to reduced assessments of property values combined with an increase in refunds associated with appeals for prior years’ tax liabilities that were experienced in Texas, Illinois, New York, Virginia and Florida.  We expect property tax expense growth of approximately 4.5% in 2012.

Direct property payroll expense increased 1.0% in 2011, as compared to 2010, and increased by 2.2% in 2010, as compared to 2009.  These increases were due primarily to higher incentives and wage rates paid to property personnel.  We expect moderate growth in payroll expense in 2012.

Media advertising decreased 30.3% in 2011, as compared to 2010, and 27.0% in 2010, as compared to 2009.  These decreases are due primarily to reductions in television advertising costs as we continued to decrease the number of markets in which we advertised.  Media advertising primarily includes the cost of advertising on television, and spending levels can vary considerably depending on a number of factors, including our occupancy levels, the demand for storage space, and the relative cost and availability of television advertising spots.

Other advertising and promotion is comprised principally of yellow page and Internet advertising, which increased 6.5% in 2011, as compared to 2010, and 7.1% in 2010, as compared to 2009.  These increases are due primarily to higher Internet advertising expenditures as we continue to invest and improve our positioning on major Internet search engines by bidding more aggressively on keywords related to our business.  These increases were offset in 2010 by decreased yellow page spending compared to 2009 due to revised compensation fee arrangements with yellow page providers to better reflect the reduced effectiveness of this media.

Our future spending on yellow page, media, and Internet advertising expenditures will be driven in part by demand for our self-storage spaces, our occupancy levels, and the relative cost and efficacy of each type of advertising.  Media advertising costs in particular can be volatile and increase or decrease significantly in the short-term.

Utility expenses increased 4.0% in 2011, as compared to 2010.  The increase is due to increased usage caused by extreme temperatures and, to a lesser extent, increased energy prices.  Utility expenses decreased 0.8% in 2010, as compared to 2009.  The decrease was due primarily to reduced year-over-year energy prices.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Repairs and maintenance expenditures decreased 1.9% in 2011, as compared to 2010, and increased 16.5% in 2010, as compared to 2009.  The decrease in 2011 is due primarily to a $1.7 million reduction in snow removal expenses, due to severe weather in 2010, which increased snow removal expenses $1.9 million, as compared to 2009.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation in material and labor costs, and random events and accordingly can vary considerably from year to year and are difficult to project.

Telephone reservation center costs decreased 14.5% in 2011, as compared to 2010, and 0.7% in 2010, as compared to 2009.  The reductions were primarily due to improved staffing management in our call centers.  We expect telephone reservation center cost to grow moderately in 2012.

Insurance expense decreased 2.7% in 2011, as compared to 2010, and 3.2% in 2010, as compared to 2009.  We expect insurance expense in 2012 to grow moderately compared to 2011.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2011	$362,937	$371,853	$390,001	$382,260	$1,507,051
2010	$350,914	$357,637	$368,589	$364,074	$1,441,214
2009	$358,317	$358,136	$363,860	$355,023	$1,435,336

Total cost of operations:
2011	$127,425	$121,958	$120,525	$103,587	$473,495
2010	$127,461	$122,283	$120,461	$101,417	$471,622
2009	$128,337	$119,626	$116,557	$103,452	$467,972

Property tax expense:
2011	$41,252	$40,054	$39,384	$25,581	$146,271
2010	$40,232	$39,075	$38,954	$25,076	$143,337
2009	$38,798	$37,779	$38,304	$29,880	$144,761

Media advertising expense:
2011	$3,998	$3,291	$2,110	$957	$10,356
2010	$5,305	$6,463	$3,084	$-	$14,852
2009	$8,372	$7,412	$3,547	$1,001	$20,332

Other advertising and promotion expense:
2011	$5,706	$6,738	$5,712	$5,365	$23,521
2010	$5,049	$6,568	$5,542	$4,918	$22,077
2009	$4,757	$6,090	$5,077	$4,687	$20,611

REVPAF:
2011	$11.33	$11.61	$12.13	$11.93	$11.75
2010	$10.99	$11.20	$11.51	$11.38	$11.27
2009	$11.26	$11.24	$11.39	$11.14	$11.26

Weighted average realized annual rent per occupied square foot:
2011	$12.62	$12.58	$13.15	$13.22	$12.90
2010	$12.45	$12.31	$12.65	$12.79	$12.55
2009	$12.82	$12.49	$12.71	$12.74	$12.69

Weighted average occupancy levels for the period:
2011	89.8%	92.3%	92.2%	90.2%	91.1%
2010	88.3%	91.0%	91.0%	89.0%	89.8%
2009	87.8%	90.0%	89.6%	87.4%	88.7%

Analysis of Regional Trends

The following table sets forth selected regional trends in our Same Store Facilities:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (184 facilities)	$219,042	$214,105	2.3%	$214,105	$217,074	(1.4)%
Northern California (168 facilities)	155,625	149,146	4.3%	149,146	149,635	(0.3)%
Texas (231 facilities)	151,021	143,259	5.4%	143,259	141,558	1.2%
Florida (184 facilities)	142,921	137,252	4.1%	137,252	137,963	(0.5)%
Illinois (121 facilities)	93,515	90,922	2.9%	90,922	91,421	(0.5)%
Washington (91 facilities)	79,468	76,167	4.3%	76,167	76,640	(0.6)%
Georgia (90 facilities)	53,966	51,467	4.9%	51,467	51,722	(0.5)%
All other states (862 facilities)	611,493	578,896	5.6%	578,896	569,323	1.7%
Total revenues	1,507,051	1,441,214	4.6%	1,441,214	1,435,336	0.4%

Net operating income:
Southern California	169,040	164,666	2.7%	164,666	168,203	(2.1)%
Northern California	116,589	109,865	6.1%	109,865	110,265	(0.4)%
Texas	97,058	89,196	8.8%	89,196	87,353	2.1%
Florida	97,924	91,381	7.2%	91,381	90,764	0.7%
Illinois	51,105	50,997	0.2%	50,997	50,576	0.8%
Washington	58,841	55,983	5.1%	55,983	57,869	(3.3)%
Georgia	35,567	33,426	6.4%	33,426	33,966	(1.6)%
All other states	407,432	374,078	8.9%	374,078	368,368	1.6%
Total net operating income	$1,033,556	$969,592	6.6%	$969,592	$967,364	0.2%

Weighted average occupancy:
Southern California	92.0%	91.2%	0.9%	91.2%	89.8%	1.6%
Northern California	92.8%	91.0%	2.0%	91.0%	88.9%	2.4%
Texas	90.9%	89.5%	1.6%	89.5%	88.9%	0.7%
Florida	90.7%	89.5%	1.3%	89.5%	88.6%	1.0%
Illinois	90.9%	89.3%	1.8%	89.3%	88.0%	1.5%
Washington	90.8%	90.0%	0.9%	90.0%	88.9%	1.2%
Georgia	90.2%	88.3%	2.2%	88.3%	87.2%	1.3%
All other states	91.0%	89.6%	1.6%	89.6%	88.6%	1.1%
Total weighted average occupancy	91.1%	89.8%	1.4%	89.8%	88.7%	1.2%

Same Store Facilities Operating Trends by Region (Continued)	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$18.22	$17.93	1.6%	$17.93	$18.45	(2.8)%
Northern California	16.53	16.14	2.4%	16.14	16.59	(2.7)%
Texas	10.29	9.97	3.2%	9.97	9.95	0.2%
Florida	12.19	11.92	2.3%	11.92	12.17	(2.1)%
Illinois	12.70	12.61	0.7%	12.61	12.89	(2.2)%
Washington	13.85	13.43	3.1%	13.43	13.70	(2.0)%
Georgia	9.45	9.26	2.1%	9.26	9.49	(2.4)%
All other states	12.11	11.70	3.5%	11.70	11.68	0.2%
Total realized rent per square foot	$12.90	$12.55	2.8%	$12.55	$12.69	(1.1)%

REVPAF:
Southern California	$16.76	$16.36	2.4%	$16.36	$16.57	(1.3)%
Northern California	15.34	14.70	4.4%	14.70	14.74	(0.3)%
Texas	9.35	8.92	4.8%	8.92	8.85	0.8%
Florida	11.05	10.67	3.6%	10.67	10.78	(1.0)%
Illinois	11.55	11.26	2.6%	11.26	11.35	(0.8)%
Washington	12.59	12.09	4.1%	12.09	12.18	(0.7)%
Georgia	8.53	8.18	4.3%	8.18	8.28	(1.2)%
All other states	11.02	10.48	5.2%	10.48	10.35	1.3%
Total REVPAF	$11.75	$11.27	4.3%	$11.27	$11.26	0.1%

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

Non Same Store Facilities

The Non Same Store Facilities include 111 facilities that were either recently acquired, recently developed, or were recently expanded by adding additional rentable square feet.  In general, these facilities are not stabilized with respect to occupancies or rental rates.  As a result of the fill-up process and timing of when the facilities were put into place, year-over-year changes can be significant.

On the following table, the line-item “Facilities placed into service in 2011” includes 11 facilities acquired from third parties, one facility that was newly developed, and two facilities that we obtained control of and began consolidating in the year ended December 31, 2011.  “Facilities placed into service in 2010” is comprised of 42 facilities acquired from third parties in 2010.  “Expansion facilities” represent those other facilities that were recently expanded by the addition of more net rentable square feet.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2011	$5,914	$-	$5,914	$-	$-	$-
Facilities placed into service in 2010	32,028	15,412	16,616	15,412	-	15,412
Expansion facilities	60,687	54,887	5,800	54,887	50,174	4,713
Total rental income	98,629	70,299	28,330	70,299	50,174	20,125

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2011	$2,174	$-	$2,174	$-	$-	$-
Facilities placed into service in 2010	11,813	5,906	5,907	5,906	-	5,906
Expansion facilities	18,151	17,978	173	17,978	16,929	1,049
Total cost of operations	32,138	23,884	8,254	23,884	16,929	6,955

Net operating income before depreciation and amortization expense (a):
Facilities placed into service in 2011	$3,740	$-	$3,740	$-	$-	$-
Facilities placed into service in 2010	20,215	9,506	10,709	9,506	-	9,506
Expansion facilities	42,536	36,909	5,627	36,909	33,245	3,664
Total net operating income (a)	66,491	46,415	20,076	46,415	33,245	13,170
Depreciation and amortization expense	(44,655)	(34,349)	(10,306)	(34,349)	(13,339)	(21,010)
Net income (loss)	$21,836	$12,066	$9,770	$12,066	$19,906	$(7,840)

At December 31:
Square foot occupancy:
Facilities placed into service in 2011	75.2%	-	-	-	-	-
Facilities placed into service in 2010	86.1%	74.2%	16.0%	74.2%	-	-
Expansion facilities	87.6%	84.7%	3.4%	84.7%	81.9%	3.4%
	85.4%	80.7%	5.8%	80.7%	81.9%	(1.5)%

In place annual rent per occupied square foot:
Facilities placed into service in 2011	$14.29	-	-	-	-	-
Facilities placed into service in 2010	15.17	15.66	(3.1)%	15.66	-	-
Expansion facilities	16.74	16.57	1.0%	16.57	16.03	3.4%
	$15.93	$16.26	(2.0)%	$16.26	$16.03	1.4%

Number of Facilities:
Facilities placed into service in 2011	14	-	14	-	-	-
Facilities placed into service in 2010	42	42	-	42	-	42
Expansion facilities	55	55	-	55	55	-
	111	97	14	97	55	42
Net rentable square feet (in thousands):
Facilities placed into service in 2011	1,166	-	1,166	-	-	-
Facilities placed into service in 2010	2,660	2,660	-	2,660	-	2,660
Expansion facilities	4,347	4,200	147	4,200	3,982	218
	8,173	6,860	1,313	6,860	3,982	2,878

(a)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31, 2011, 2010 and 2009.

In 2011, we acquired 11 facilities for an aggregate cost of $80.4 million.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the period we owned them during the year ended December 31, 2011, was approximately 7.0% and the average occupancy was 76.9%.

In addition, during 2011, we obtained control of two entities we had a partial interest in, and began consolidating the two stabilized self-storage facilities (143,000 net rentable square feet) owned by these entities.  We recorded approximately $1.1 million in revenues and $0.2 million in operating expenses with respect to these facilities during the year ended December 31, 2011.

During 2011, we completed the expansion of four facilities, and converted a commercial facility into a self-storage facility, for an aggregate of $21.8 million (325,000 net rentable square feet).

In 2010, we acquired 42 facilities for an aggregate acquisition cost of $239.6 million.  Thirty-two of the facilities are located in California (primarily in Los Angeles and San Francisco), three facilities are located in Chicago, IL., two facilities are located in West Palm Beach, FL., and one facility each is located in Atlanta, GA., Honolulu, HI., New Orleans, LA., Newark, NJ., and Columbus, OH.  The weighted average capitalization rate for these acquisitions for the year ended December 31, 2011 was approximately 8.4%.

We believe that our management, promotion, and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners, who are typically smaller operators.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Other Facilities will continue to provide earnings growth during 2012 as these facilities approach stabilized occupancy levels, and the earnings of 2011 acquisitions are reflected in our operations for a full year.

Equity in earnings of unconsolidated real estate entities

At December 31, 2011, we have equity investments in PSB, Shurgard Europe and various limited partnerships that own an aggregate of 17 self-storage facilities with approximately one million net rentable square feet of storage space.  Due to our limited ownership interest and lack control of these entities, we do not consolidate the accounts of these entities for financial reporting purposes, and account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the years ended December 31, 2011, 2010 and 2009, consists of our pro-rata share of the net income of these unconsolidated real estate entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.  Amounts with respect to PSB, Shurgard Europe, and Other Investments, respectively, are included in our Commercial, European Self-Storage, and Domestic Self-Storage segments, respectively, as described in Note 11 to our December 31, 2011 financial statements.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(Amounts in thousands)
Equity in earnings of unconsolidated real estate entities:
PSB	$27,781	$20,719	$7,062	$20,719	$35,108	$(14,389)
Shurgard Europe	29,152	15,872	13,280	15,872	16,269	(397)
Other Investments	1,771	1,761	10	1,761	1,867	(106)
Total equity in earnings of unconsolidated real estate entities	$58,704	$38,352	$20,352	$38,352	$53,244	$(14,892)

Investment in PSB:  At December 31 2011, we have a 42% (41% at December 31, 2010) common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Our ownership interest was reduced to 41% during 2009 as PSB sold 3,833,333 shares of its common stock, of which we purchased 383,333 shares or 10% of the shares issued.

At December 31 2011, PSB owned and operated 27.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB increased to $27.8 million in 2011 as compared to $20.7 million in 2010.  This increase was principally due to (i) incremental income generated by properties that PSB acquired in 2010 and 2011, (ii) reduced income allocations to PSB’s preferred securities, due to redemptions, partially offset by (iii) increased depreciation and interest expense, each as a result of the property acquisitions. See Note 4 to our December 31, 2011 financial statements for selected financial information on PSB.

Equity in earnings from PSB decreased to $20.7 million in 2010 as compared to $35.1 million in 2009.  This decrease was primarily the result of recognizing our pro rata share, $16.3 million, of the benefit that PSB recognized during 2009 as a result of PSB’s preferred stock and preferred partnership unit repurchases.  This decrease was partially offset by our pro rata share, $2.1 million, of PSB’s gain on disposition of a property.  Equity in earnings was also negatively impacted during 2010 compared to 2009 by our pro-rata share, $4.5 million, of reduced property net operating income due primarily to a 4.1% decline in the annualized realized rent per square foot for PSB’s “Same Park” facilities for 2010, as compared to 2009.

We expect our future equity income from PSB to be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.  PSB’s filings and selected financial information can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:

Recent developments in Shurgard Europe’s business:  At December 31, 2011, and for each of the three years ended December 31, 2011, we have a 49% equity interest in Shurgard Europe.  Our equity in earnings of Shurgard Europe is comprised of our 49% equity share of Shurgard Europe’s net income.  At December 31, 2011, Shurgard Europe’s operations are comprised of 188 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for each of the three years ended December 31, 2011 is included in Note 4 to our December 31, 2011 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

On March 2, 2011, Shurgard Europe acquired the remaining 80% interests in two joint venture partnerships owning 72 self-storage facilities (the “Acquired JV Interests”), in which Shurgard Europe had a preexisting 20% equity interest, for €172.0 million plus the assumption of €159.0 million of debt (representing 80% of the existing debt of the two joint ventures).  We loaned Shurgard Europe $237.9 million (€172.1 million) to fund this acquisition.  On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the loan from us for $121.3 million, and the entire loan was effectively exchanged for an equity interest in Shurgard Europe.

In November 2011, Shurgard Europe obtained a new three year term loan of €215 million from Wells Fargo (the “Wells Fargo Loan”), and used the proceeds to repay approximately €183 million of debt, secured by the 72 facilities mentioned above, and made an additional principal payment of €32 million on the loan it owes to Public Storage.  The Wells Fargo Loan has a lower interest rate than the debt repaid, and will provide Shurgard Europe the flexibility to simplify its ownership structure and eliminate various costs associated with the former joint ventures.  In connection with this financing, we extended the maturity date of our loan to Shurgard Europe from the first quarter of 2013 to the first quarter of 2015.

Analysis of our equity earnings in Shurgard Europe:  Equity in earnings from Shurgard Europe for the year ended December 31, 2011 was $29.2 million as compared to $15.9 million for the same period in 2010, representing an increase of $13.3 million.  This growth was primarily due to improvements to Shurgard Europe’s operating results as a result of (i) improved property operations,  (ii) the acquisition of the Acquired JV Interests, described above, resulting in reduced allocations of income to permanent noncontrolling equity interests (conversely increased allocation to Shurgard Europe), and (iv) improved foreign currency exchange rates, see below.  These items were partially offset by increased interest and general and administrative expenses.  See Note 4 to our December 31, 2011 financial statements for selected financial information on Shurgard Europe.

Equity in earnings from Shurgard Europe for the year ended December 31, 2010 was $15.9 million as compared to $16.3 million for the same period in 2009, representing a decrease of $0.4 million.  This decrease was primarily due to (i) increased depreciation and amortization, (ii) increased allocations of income to Shurgard Europe’s permanent noncontrolling equity interests and (iii) unfavorable change in foreign currency exchange rates, see below.

Our equity in earnings from Shurgard Europe is affected by exchange rates, most notably the exchange rate between the U.S. Dollar and the Euro.  The average exchange rates for the U.S. Dollar to the Euro increased 5.0% in the year ended December 31, 2011, from 1.326 for the year ended December 31, 2010 to 1.392 for the year ended December 31, 2011.  The average exchange rate for the U.S. Dollar to the Euro decreased 4.8% in the year ended December 31, 2010, from 1.393 for the year ended December 31, 2009 to 1.326 for the year ended December 31, 2010.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, we do not expect any significant impact to our earnings from Shurgard Europe’s development activities, other than the continued fill-up of Shurgard Europe’s existing unstabilized facilities.  Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing stabilized facilities described below, which represent 150 of the 188 facilities that Shurgard Europe owns.

European Same-Store Facilities:  The Shurgard Europe Same Store Pool represents those 150 facilities that are wholly-owned at December 31, 2011 (including 61 facilities owned by the two joint venture partnerships) and have been operated by Shurgard Europe at a stabilized occupancy level since January 1, 2009 and therefore provide meaningful comparisons for 2009, 2010 and 2011.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.  The operating results of the Europe Same Store Facilities are more volatile than the operating results of our Same Store Facilities, because of the fewer number of properties in the Europe Same Store Facilities.

The following table reflects 100% of the operating results of those 150 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for 2011.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

Selected Operating Data for the 150 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2009 (“European Same Store Facilities”):	Year Ended December 31,			Year Ended December 31,
	2011	2010	Percentage Change	2010	2009	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)
Revenues:
Rental income	$184,639	$182,313	1.3%	$182,313	$177,237	2.9%
Late charges and administrative fees collected	3,346	3,207	4.3%	3,207	2,879	11.4%
Total revenues	187,985	185,520	1.3%	185,520	180,116	3.0%
Cost of operations (excluding depreciation and amortization expense):
Property taxes	10,207	8,950	14.0%	8,950	9,157	(2.3)%
Direct property payroll	23,785	23,402	1.6%	23,402	23,211	0.8%
Advertising and promotion	6,357	6,213	2.3%	6,213	7,608	(18.3)%
Utilities	4,073	3,955	3.0%	3,955	3,911	1.1%
Repairs and maintenance	5,934	5,006	18.5%	5,006	5,124	(2.3)%
Property insurance	1,032	1,205	(14.4)%	1,205	1,300	(7.3)%
Other costs of management	30,102	31,031	(3.0)%	31,031	30,176	2.8%
Total cost of operations	81,490	79,762	2.2%	79,762	80,487	(0.9)%
Net operating income (b)	$106,495	$105,758	0.7%	$105,758	$99,629	6.2%
Gross margin	56.7%	57.0%	(0.5)%	57.0%	55.3%	3.1%
Weighted average for the period:
Square foot occupancy (c)	85.5%	85.6%	(0.1)%	85.6%	85.6%	-
Realized annual rent per occupied square foot (d)(e)	$27.40	$27.02	1.4%	$27.02	$26.27	2.9%
REVPAF (e)(f)	$23.43	$23.13	1.3%	$23.13	$22.49	2.8%
Weighted average at December 31:
Square foot occupancy	83.9%	85.4%	(1.8)%	85.4%	85.4%	-
In place annual rent per occupied square foot (g)	$29.58	$28.92	2.3%	$28.92	$27.82	4.0%
Total net rentable square feet (in thousands)	7,881	7,881	-	7,881	7881	-
Average Euro to the U.S. Dollar: (a)
Constant exchange rates used herein	1.392	1.392	-	1.392	1.392	-
Actual historical exchange rates	1.392	1.326	5.0%	1.326	1.393	(4.8)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the years ended December 31, 2010 and 2009 have been restated using the actual exchange rate for 2011.

(b)
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

(e)
Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF.  Exclusion of these amounts provides a better measure of our ongoing level of revenue.

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

Net operating income increased 0.7% from $105.8 million in 2010 to $106.5 million 2011, and 6.2% from $99.6 million in 2009 to $105.8 million in 2010.  These increases were attributable primarily to increased realized rent per occupied square foot.  Based upon current operating trends and metrics, we do not expect any growth in the net operating income of the Europe Same Store Facilities in 2012.  In Note 4 to our December 31, 2011 financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2011, 2010 and 2009.  Shurgard Europe’s consolidated operating results include additional facilities that are not Europe Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments: The “Other Investments” at December 31, 2011 are comprised primarily of our equity in earnings from various limited partnerships that collectively own 17 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our December 31, 2011 financial statements for the operating results of these 17 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Real Estate Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2011 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our statements of income.

	Year Ended December 31			Year Ended December 31,
	2011	2010	Change	2010	2009	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$71,348	$65,484	$5,864	$65,484	$62,644	$2,840
Commercial	14,592	14,261	331	14,261	14,982	(721)
Merchandise and other	28,149	24,636	3,513	24,636	29,971	(5,335)
Total revenues	114,089	104,381	9,708	$104,381	107,597	(3,216)

Ancillary Cost of Operations:
Tenant reinsurance	13,407	10,552	2,855	10,552	9,789	763
Commercial	5,505	5,748	(243)	5,748	5,759	(11)
Merchandise and other	18,484	17,389	1,095	17,389	20,463	(3,074)
Total cost of operations	37,396	33,689	3,707	33,689	36,011	(2,322)

Depreciation – commercial operations:	2,654	2,620	34	2,620	2,958	(338)

Ancillary net income:
Tenant reinsurance	57,941	54,932	3,009	54,932	52,855	2,077
Commercial	6,433	5,893	540	5,893	6,265	(372)
Merchandise and other	9,665	7,247	2,418	7,247	9,508	(2,261)
Total ancillary net income	$74,039	$68,072	$5,967	$68,072	$68,628	$(556)

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants, primarily in our domestic self-storage facilities.  The revenues that we record are based upon premiums that we reinsure.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Included in cost of operations for the year ended December 31, 2009 was a $2.8 million reduction related to changes in accounting estimates.

The increase in tenant reinsurance revenues over the past year was due primarily to an increase in the percentage of our existing tenants retaining such policies, as well as an increase in the number of facilities due to the acquisition of 53 facilities in 2010 and 2011.  On average, approximately 61%, 58%, and 57% of our tenants had such policies during 2011, 2010, and 2009, respectively.  Assuming no further third party acquisitions of facilities, we believe that the growth in tenant reinsurance revenues in 2012 may not be as high as experienced in 2011 because we expect less growth in the percentage of tenants retaining insurance policies.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  Merchandise sales and margins were negatively impacted in 2010, as compared to 2009 by reduced volume, driven primarily by a shift in the mix of locks sold to a more upscale but lower-margin product.  The margins on those locks improved, due to higher selling prices, resulting in improved merchandise sales and margins in 2011, as compared to 2010.  In addition, to a much lesser extent, we also manage self-storage facilities within our existing management infrastructure, for third party owners as well as for the Unconsolidated Real Estate Entities.

Other Income and Expense Items

Interest and other income: Interest and other income was $32.3 million in 2011, $29.0 million in 2010, and $29.8 million in 2009 and is comprised primarily of interest and other income from Shurgard Europe and, to a lesser extent, interest earned on cash balances.

The interest and other income from Shurgard Europe is comprised of interest income on the loan receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our statements of income.

Interest and other income from Shurgard Europe increased from $25.1 million in 2010 to $26.7 million in 2011, due primarily to an additional $237.9 million loan we provided to Shurgard Europe on March 2, 2011 (described more fully in Note 5 to our December 31, 2011 financial statements), bearing interest at 7%, which was extinguished on June 15, 2011, as well as an increase in the average exchange rate of the U.S. Dollar to the Euro from 1.326 for 2010 as to 1.392 in 2011.  We also received $1.5 million in interest and other income from our joint venture partner for funding its 51% pro rata share of Shurgard Europe’s cost of the Acquired JV Interests for the period from March 2, 2011 until June 15, 2011.

Interest and other income from Shurgard Europe increased from $24.8 million in 2009 to $25.1 million in 2010, due primarily to an increase in the interest rate on the loan receivable from Shurgard Europe from 7.5% to 9.0%, effective November 1, 2009, in connection with an extension of the loan, partially offset by a decrease in the average exchange rate of the Euro to the U.S. Dollar to 1.326 for 2010 as compared to 1.393 for 2009.

The loan receivable from Shurgard Europe, denominated in Euros, totaling €311.0 million ($402.7 million) as of December 31, 2011 (€373.7 million ($495.2 million) as of December 31, 2010), matures in February 2015.  During 2011 and 2010, Shurgard Europe repaid €62.7 million ($85.8 million) and €18.2 million ($24.5 million), respectively, on the note.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to Wells Fargo, which require significant principal reduction through the maturity date in November 2014, will result in minimal principal repayment on our loan.

The remainder of our interest and other income, comprised of interest earned on cash balances as well as other income items that are received from time to time in varying amounts, totaled $4.1 million, $3.9 million, and $5.0 million in 2011, 2010, and 2009, respectively.  Interest income on cash balances has declined in 2009, 2010, and 2011, and during 2011 rates have been at historic lows.  We expect future interest earned on cash balances, based upon current interest rates on our outstanding money-market fund investments of approximately 0.1% to be minimal.  Future earnings from sundry other income items are not predictable.

Depreciation and amortization: Depreciation and amortization expense was $358.4 million, $353.7 million and $339.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The increase in depreciation and amortization expense for 2011 as compared to 2010 is primarily due to depreciation of the real estate facilities we acquired in connection with the acquisition of 11 self-storage facilities during 2011 and 42 facilities during 2010.  Partially offsetting this increase was a $1.4 million decrease in amortization expense with respect to tenant intangible assets which declined to $11.9 million for 2011, as compared to $13.3 million for 2010, as well as a $4.0 million reduction in depreciation expense on certain buildings that were placed in service more than 25 years ago and are fully depreciated as of December 31, 2011.

The increase in depreciation and amortization expense for 2010, as compared to 2009 is primarily due to amortization of the tenant intangible assets we acquired in connection with the acquisition of 42 self-storage facilities during 2010.  Amortization expense with respect to tenant intangible assets was $13.3 million for 2010, as compared to $5.5 million for 2009.

We expect approximately $5.3 million in intangible amortization during the year ending December 31, 2012, with respect to our intangible assets at December 31, 2011.  We expect an approximately $3.1 million reduction in depreciation in 2012, as compared to 2011 with respect to fully depreciated buildings.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense was $52.4 million, $38.5 million, and $35.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.  General and administrative expense principally consists of state income taxes, investor relations expenses, and corporate and executive salaries.  In addition, general and administrative expenses includes expenses that vary from year to year depending on our activity levels in certain areas and other factors, such as overhead associated with the acquisition and development of real estate facilities, certain expenses related to capital raising and acquisition activities, litigation expenditures, employee severance, share-based compensation, and incentive compensation for corporate and executive personnel.

The increase in general and administrative expense for 2011 as compared 2010 is due primarily to $11.3 million in share-based compensation expense related to a performance-based restricted share unit program described in Note 10 to our December 31, 2011 financial statements.  The increase in general and administrative expense for 2010 as compared to 2009 was due primarily to $2.6 million in property acquisition related expenses.

We expect to incur $6.1 million, $3.6 million, and $2.0 million in 2012, 2013, and 2014, respectively, in share-based compensation expense related to our 2011 performance-based restricted share unit program, assuming no further grants of restricted share units under performance-based restricted share unit programs.  Costs related to property acquisitions for 2012 are dependent on the level of acquisitions, which is not determinable at this time.

Interest expense: Interest expense was $24.2 million, $30.2 million,  and $29.9 million, for 2011, 2010 and 2009, respectively.  Interest capitalized into real estate was nominal for all periods due to our minimal real estate development activities.

The decrease in 2011 as compared to 2010 is due primarily to the repayment in February 2011 of approximately $103 million of unsecured notes payable with an effective rate of interest of 5.7%.  The increase in 2010 as compared to 2009 is due to $1.4 million in interest expense on debt assumed in connection with property acquisitions during the quarter ended June 30, 2010.

See Note 6 to our December 31, 2010 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation loss of $7.3 million, a loss of $42.3 million, and a gain of $9.7 million in 2011, 2010, and 2009, respectively, representing the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to changes in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.295, 1.325 and 1.433 at December 31, 2011, 2010 and 2009, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Discontinued Operations: The net income of real estate facilities or other businesses that have been sold or otherwise disposed of, or that we expect to sell or dispose of within the next year based upon a committed plan of disposal, are reclassified and presented on our income statement for all periods as “discontinued operations.”  In addition to the revenues and expenses of disposed self-storage facilities, discontinued operations includes $2.7 million, $7.8 million and $6.0 million in net gains on disposition of real estate facilities in 2011, 2010 and 2009, respectively, a $1.9 million impairment charge on real estate and intangible assets incurred in 2010, a $8.2 million impairment charge on intangible assets incurred in 2009, and $3.5 million in truck disposal expenses in 2009.

Net Operating Income

In our discussions above, we referred to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our net income in our December 31, 2011 financial statements.

	Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$1,033,556	$969,592	$967,364
Non Same Store Facilities	66,491	46,415	33,245
Total net operating income from self-storage	1,100,047	1,016,007	1,000,609

Depreciation and amortization expense:
Same Store Facilities	(311,122)	(316,749)	(323,148)
Non Same Store Facilities	(44,655)	(34,349)	(13,339)
Total depreciation and amortization expense from self-storage	(355,777)	(351,098)	(336,487)

Net income:
Same Store Facilities	722,434	652,843	644,216
Non Same Store Facilities	21,836	12,066	19,906
Total net income from self-storage	744,270	664,909	664,122

Ancillary operating revenue	114,089	104,381	107,597
Interest and other income	32,333	29,017	29,813
Ancillary cost of operations	(37,396)	(33,689)	(36,011)
Depreciation and amortization, commercial	(2,654)	(2,620)	(2,958)
General and administrative expense	(52,410)	(38,487)	(35,735)
Interest expense	(24,222)	(30,225)	(29,916)
Equity in earnings of unconsolidated real estate entities	58,704	38,352	53,244
Foreign currency exchange (loss) gain	(7,287)	(42,264)	9,662
Gains on real estate sales and debt retirement, net	10,801	827	37,540
Asset impairment charges	(2,186)	(994)	-
Discontinued operations	2,417	6,907	(6,902)
Net income of the Company	$836,459	$696,114	$790,456

Liquidity and Capital Resources

We believe that our cash balances and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

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

	For the Year Ended December 31,
	2011	2010	2009
	(Amount in thousands)
Net cash provided by operating activities (a)	$1,203,452	$1,093,221	$1,112,857

Capital improvements to real estate facilities	(69,777)	(77,500)	(62,352)
Remaining operating cash flow available for distributions to equity holders	1,133,675	1,015,721	1,050,505

Distributions paid to noncontrolling interests	(14,314)	(24,542)	(28,267)
Distributions paid to Public Storage shareholders	(846,246)	(754,770)	(624,665)

Cash from operations available for principal payments on debt and reinvestment (b)	$273,115	$236,409	$397,573

(a)	Represents net cash provided by operating activities for each respective year as presented in our December 31, 2011 statements of cash flows.

(b)
We present cash from operations for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at December 31, 2011, (ii) internally generated retained cash flows, (iii) depending upon market conditions, proceeds from the issuance of common or preferred equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments:  At December 31, 2011, we had approximately $139.0 million of cash.  At December 31, 2011, we have no significant commitments until 2013, when $264.9 million of existing debt comes due.  On January 12, 2012 we received net proceeds of $446.2 million in connection with the issuance of our Series S Cumulative Preferred Shares.  A portion of these proceeds were used to redeem $206.7 million of our Series L Cumulative Preferred Shares and $141.3 million of our Series E Cumulative Preferred Shares in February 2012.  On March 19, 2012, we will pay $8.8 million to redeem our Series Y Cumulative Preferred Shares.  As of February 24, 2012, we are under contract to acquire a portfolio of six self-storage properties, located in California, Florida (two), Massachusetts, New Jersey and Pennsylvania, for an aggregate purchase price of $42 million.  We expect the pending acquisition of these properties will close in the first quarter of 2012.  The pending acquisition is subject to various conditions and contingencies and there can be no assurance that it will be completed.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires on March 27, 2012, with no outstanding borrowings at February 24, 2012.  We expect to obtain a new line of credit for the same amount prior to the expiration of our current line of credit.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations.  However, access to capital is important to growing our asset base.  When growth capital is needed, we select either common or preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common stock only in connection with mergers and the acquisition of interests in real estate entities.  During periods of favorable market conditions, we have generally been able to raise capital at attractive costs; however, we are dependent upon capital market conditions and there can be no assurance that future market conditions will be favorable.

Debt Service Requirements: At December 31, 2011, outstanding debt totaled approximately $398.3 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2012	$-	$52,170	$52,170
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$211,854	$398,314

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At December 31, 2011, we have 1,966 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital improvements totaling $69.8 million during 2011.  During 2012, we expect to incur approximately $75 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate REIT qualifying distributions paid during 2011 totaled $846.2 million, consisting of $224.9 million to cumulative preferred shareholders and $621.3 million to common shareholders and restricted share unitholders.

We estimate the distribution requirements with respect to our cumulative preferred shares outstanding at December 31, 2011, adjusted for the redemptions of our Series L Cumulative Preferred Shared, our Series E Cumulative Preferred Shares and our Series Y Cumulative Preferred Shares and the issuance of our Series S Cumulative Preferred Shares noted above to be approximately $206 million per year.

On February 23, 2012, our Board of Trustees declared a regular common dividend of $1.10 per common share, which represents a 15.8% increase from the previous regular common dividend of $0.95 per common share. Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  We paid $5.7 million in 2011 with respect to such non-controlling interests outstanding at December 31, 2011, which represents our expectation with respect to future distributions to these interests.

Acquisition and Development Activities: At December 31, 2011, we were not under contract to acquire any properties.  During 2012, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  As of February 24, 2012, we are under contract to acquire a portfolio of six self-storage properties for an aggregate purchase price of $42 million; all cash.  We expect the pending acquisition of these properties will close in the first quarter of 2012.  The pending acquisition is subject to various conditions and contingencies and there can be no assurance that it will be completed.  We have a minimal development pipeline at December 31, 2011 and have no current plans to expand our development activities.  We plan on financing our development and acquisition activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of December 31, 2011, we had a €311.0 million loan receivable from Shurgard Europe totaling $402.7 million, which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.  During the year ended December 31, 2011, Shurgard Europe repaid €62.7 million ($85.8 million).

In November 2011, Shurgard Europe obtained a three year term loan of €215 million from Wells Fargo (the Wells Fargo Loan”), and used the proceeds to repay the JV Loans totaling €183 million and make an additional principal payment of €32 million on the Public Storage loan.  The Wells Fargo Loan is without recourse to Public Storage or our institutional partner.

Our loan to Shurgard Europe participates pari passu with the Wells Fargo Loan in a liquidation of Shurgard Europe.  In addition, Shurgard Europe is obligated to utilize most of its available cashflow to make principal payments on the Wells Fargo Loan, which limits the principal payments that could otherwise be made on our loan.  Future prepayments will be dependent upon Shurgard Europe’s management’s evaluation of uses for the capital available from operations after making principal payments on the Wells Fargo Loan, and the availability of other sources of capital.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

Redemption of Preferred Securities: As of December 31, 2011, several series of our preferred securities were redeemable at our option upon at least 30 days’ notice with dividend rates ranging from 6.125% to 6.850% and have an aggregate redemption value of approximately $1.3 billion.  Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

During the years ended December 31, 2011 and 2010, we redeemed approximately $1.1 billion and $274 million, respectively, of preferred securities.  In 2012 through February 24, 2012, we redeemed an additional $348 million in preferred securities.  On March 19, 2012, we will redeem an additional $8.8 million in preferred securities.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the year ended December 31, 2011, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 24, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2011 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter

Long-term debt (1)	$436,048	$73,176	$274,831	$39,124	$31,276	$10,851	$6,790

Operating leases (2)	64,703	4,578	4,284	4,165	3,085	3,031	45,560

Construction commitments (3)	818	654	164	-	-	-	-

Total	$501,569	$78,408	$279,279	$43,289	$34,361	$13,882	$52,350

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2011 financial statements for additional information on our notes payable.

(2)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)	Includes contractual obligations for development and capital expenditures at December 31, 2011.

Off-Balance Sheet Arrangements: At December 31, 2011, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $398.3 million and represents 4.8% of the book value of our equity at December 31, 2011.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $375.5 million at December 31, 2011.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($402.7 million) at December 31, 2011.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2011 (dollar amounts in thousands).

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$52,170	$264,851	$35,127	$30,009	$10,065	$6,092	$398,314	$404,802
Average interest rate	5.85%	5.73%	5.34%	4.33%	5.59%	5.66%
Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)
Amounts include borrowings under our line of credit, which expires in March 2012 (and is expected to be extended, subject to agreeing to satisfactory renewal terms).  As of December 31, 2011, we have no borrowings under our line of credit.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements of the Company at December 31, 2011 and December 31, 2010 and for each of the three years in the period ended December 31, 2011 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein.  Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.  We also have investments in certain unconsolidated real estate entities and because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.      Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of
Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 24, 2012

PART III

ITEM 10.      Trustees, Executive Officers and Corporate Governance

The information required by this item with respect to trustees is hereby incorporated by reference to the material appearing in the Company’s definitive proxy statement to be filed in connection with the annual shareholders’ meeting scheduled to be held on May 3, 2012 (the “Proxy Statement”) under the caption “Election of Trustees.”

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

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 54, is Chairman of the Board, President and Chief Executive Officer. He has served as the company’s Chief Executive Officer and a member of the Board of Public Storage since November 2002. Mr. Havner joined Public Storage in 1986 and has held a variety of senior management positions. Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT), serving as Second Vice Chair. He is also a member of the NYU REIT Center Board of Advisors and a director of Business Machine Security, Inc. Within the last five years, Mr. Havner served on the boards of Union BanCal Corporation and its subsidiary, Union Bank of California, and General Finance Corporation.

John Reyes, age 51, Senior Vice President and Chief Financial Officer, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer.  He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996.  From 1983 to 1990, Mr. Reyes was employed by Ernst & Young as a certified public accountant.

Shawn Weidmann, 48, joined Public Storage as Senior Vice President and Chief Operating Officer in August 2011.  Prior to joining Public Storage, Mr. Weidmann was employed at Teleflora LLC, the world’s leading floral wire service, where he served as President since 2006. In this position, he had responsibility for global operations including marketing, training and technology support for more than 18,000 member florists as well as the supporting service and technology centers.

David F. Doll, age 53, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.  Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

Steven M. Glick, age 55, became Senior Vice President and Chief Legal Officer of Public Storage in February 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Immediately before joining Technicolor (then named Thomson), he was an Executive Vice President at Paramount Pictures with responsibility for, among other things, legal, business development and licensing for International Home Entertainment.

Candace N. Krol, age 50, became Senior Vice President of Human Resources in September 2005.  From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

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

The following table sets forth information as of December 31, 2011 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	3,292,565	(b)	$58.47	1,632,010

Equity compensation plans not approved by security holders (c)	-		-	595,002

a)
The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2011 financial statements.  All plans, other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company’s shareholders.

b)	Includes 701,499 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

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

ITEM 13.        Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance and Board Matters—Trustee Independence” and “Certain Relationships and Related Transactions and Legal Proceedings.”

ITEM 14.        Principal Accountant Fees and Services

The information required by this item with respect to fees and services provided by the Company’s independent auditors is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Ratification of Auditors—Fees Billed to the Company by Ernst & Young LLP for 2011 and 2010”.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

a.	1.	Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Schedules hereof are filed as part of this report.

2.	Financial Statements Schedules

The financial statements schedules listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.

3.	Exhibits

See Index to Exhibits contained herein.

b.	Exhibits

See Index to Exhibits contained herein.

c.	Financial Statement Schedules

Not applicable.

PUBLIC STORAGE

INDEX TO EXHIBITS (1)

(Items 15(a)(3) and 15(c))

3.1
Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust.  Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated by reference herein.

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.850% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.600% Cumulative Preferred Shares, Series C. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.10	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.11	Articles Supplementary for Public Storage 6.625% Cumulative Preferred Shares, Series M. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 7.000% Cumulative Preferred Shares, Series N. Filed with the Registrant’s Current Report on Form 8-K dated June 28, 2007 and incorporated by reference herein.
3.13	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.14
Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series P.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein

3.16	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.
3.17
Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

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

10.4
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

10.6
Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 (SEC File No. 001-0839) and incorporated herein by reference.

10.7
Second Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.8
Third Amendment to Amended and Restated Agreement of Limited Partnership of PSA Institutional Partners, L.P.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.9
Credit Agreement by and among Registrant, Wells Fargo Bank, National Association and Wachovia Bank, National Association as co-lead arrangers, and the other financial institutions party thereto, dated March 27, 2007.  Filed with PSI’s Current Report on Form 8-K on April 2, 2007 (SEC File No. 001-0839) and incorporated herein by reference.

10.10*
Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004.  Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

10.11*
Shurgard Storage Centers, Inc. 2004 Long Term Incentive Compensation Plan. Incorporated by reference to Appendix A of Definitive Proxy Statement dated June 7, 2004 filed by Shurgard (SEC File No. 001-11455).

10.12*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (“2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.
10.13*
Form of 2001 Plan Non-qualified Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.14*
Form of 2001 Plan Restricted Share Unit Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.15*
Form of 2001 Plan Non-Qualified Outside Director Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.16*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan.  Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (SEC File No. 333-144907) and incorporated herein by reference.

10.17*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.18*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.19*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.
10.20*.	Amendment to Form of Trustee Stock Option Agreement. Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.21*	Revised Form of Trustee Stock Option Agreement. Filed herewith.
10.22*
Employment Offer Letter Agreement dated July 7, 2011 between Registrant and Shawn Weidmann.  Filed with Registrant’s Current Report on Form 8-K dated August 29, 2011 and incorporated herein by reference.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21	List of Subsidiaries. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.

31.1	31.1 Rule 13a – 14(a) Certification. Filed herewith.
31.2	31.2 Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF**	XBRL Taxonomy Extension Definition Linkbase
101 .LAB**	XBRL Taxonomy Extension Label Linkbase
101 .PRE**	XBRL Taxonomy Extension Presentation Link

_	(1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE

Date: February 24, 2012	By: /s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman,
Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman, Chief Executive Officer, President and Trustee (principal executive officer)	February 24, 2012
/s/ John Reyes John Reyes	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 24, 2012
/s/ Tamara Hughes Gustavson Tamara Hughes Gustavson	Trustee	February 24, 2012
/s/ Uri P. Harkham Uri P. Harkham	Trustee	February 24, 2012
/s/ B. Wayne Hughes B. Wayne Hughes	Trustee	February 24, 2012
/s/ B. Wayne Hughes, Jr. B. Wayne Hughes, Jr.	Trustee	February 24, 2012
/s/ Avedick B. Poladian Avedick B. Poladian	Trustee	February 24, 2012
/s/ Gary E. Pruitt Gary E. Pruitt	Trustee	February 24, 2012
/s/ Ronald P. Spogli Ronald P. Spogli	Trustee	February 24, 2012
/s/ Daniel C. Staton Daniel C. Staton	Trustee	February 24, 2012

PUBLIC STORAGE
INDEX TO FINANCIAL STATEMENTS
AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1

Balance sheets as of December 31, 2011 and 2010	F-2

For each of the three years in the period ended December 31, 2011:

Statements of income	F-3

Statements of comprehensive income	F-4

Statements of equity	F-5 – F-6

Statements of cash flows	F-7 – F-8

Notes to financial statements	F-9 – F-35

Schedule:

III – Real estate and accumulated depreciation	F-36 – F-90

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

  /s/ ERNST & YOUNG LLP

Los Angeles, California
February 24, 2012

PUBLIC STORAGE
BALANCE SHEETS
December 31, 2011 and 2010
(Amounts in thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$139,008	$456,252
Marketable securities	-	102,279
Real estate facilities, at cost:
Land	2,811,515	2,789,227
Buildings	7,961,762	7,798,120
	10,773,277	10,587,347
Accumulated depreciation	(3,398,379)	(3,061,459)
	7,374,898	7,525,888
Construction in process	4,299	6,928
	7,379,197	7,532,816

Investments in unconsolidated real estate entities	714,627	601,569
Goodwill and other intangible assets, net	209,833	216,725
Loan receivable from unconsolidated real estate entities	402,693	495,229
Other assets	87,204	90,463
Total assets	$8,932,562	$9,495,333

LIABILITIES AND EQUITY

Notes payable	$398,314	$568,417
Accrued and other liabilities	210,966	205,769
Total liabilities	609,280	774,186

Redeemable noncontrolling interests	12,355	12,213

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 475,000 shares issued (in series) and outstanding, (486,390 at December 31, 2010), at liquidation preference	3,111,271	3,396,027
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 170,238,805 shares issued and outstanding (169,252,819 shares at December 31, 2010)	17,024	16,927
Paid-in capital	5,442,506	5,515,827
Accumulated deficit	(259,578)	(236,410)
Accumulated other comprehensive loss	(23,014)	(15,773)
Total Public Storage shareholders’ equity	8,288,209	8,676,598
Permanent noncontrolling interests	22,718	32,336
Total equity	8,310,927	8,708,934
Total liabilities and equity	$8,932,562	$9,495,333

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
For each of the three years in the period ended December 31, 2011
(Amounts in thousands, except per share amounts)

	2011	2010	2009

Revenues:
Self-storage facilities	$1,605,680	$1,511,513	$1,485,510
Ancillary operations	114,089	104,381	107,597
Interest and other income	32,333	29,017	29,813
	1,752,102	1,644,911	1,622,920
Expenses:
Cost of operations:
Self-storage facilities	505,633	495,506	484,901
Ancillary operations	37,396	33,689	36,011
Depreciation and amortization	358,431	353,718	339,445
General and administrative	52,410	38,487	35,735
Interest expense	24,222	30,225	29,916
	978,092	951,625	926,008
Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange (loss) gain, gain on real estate sales and debt retirement, net and asset impairment charges	774,010	693,286	696,912
Equity in earnings of unconsolidated real estate entities	58,704	38,352	53,244
Foreign currency exchange (loss) gain	(7,287)	(42,264)	9,662
Gain on real estate sales and debt retirement, net	10,801	827	37,540
Asset impairment charges	(2,186)	(994)	-
Income from continuing operations	834,042	689,207	797,358
Discontinued operations	2,417	6,907	(6,902)
Net income	836,459	696,114	790,456
Net income allocated (to) from noncontrolling interests:
Based upon income of the subsidiaries	(12,617)	(23,676)	(27,835)
Based upon repurchases of preferred partnership units	-	(400)	72,000
Net income allocable to Public Storage shareholders	$823,842	$672,038	$834,621
Allocation of net income to (from) Public Storage shareholders:
Preferred shareholders based on distributions paid	$224,877	$232,745	$232,431
Preferred shareholders based on redemptions	35,585	7,889	(6,218)
Equity Shares, Series A	-	5,131	20,524
Equity Shares, Series A based on redemptions	-	25,746	-
Restricted share units	1,633	1,349	1,918
Common shareholders	561,747	399,178	585,966
	$823,842	$672,038	$834,621
Net income per common share – basic
Continuing operations	$3.30	$2.32	$3.52
Discontinued operations	0.01	0.04	(0.04)
	$3.31	$2.36	$3.48
Net income per common share – diluted
Continuing operations	$3.28	$2.31	$3.51
Discontinued operations	0.01	0.04	(0.04)
	$3.29	$2.35	$3.47
Basic weighted average common shares outstanding	169,657	168,877	168,358
Diluted weighted average common shares outstanding	170,750	169,772	168,768

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
For each of the three years in the period ended December 31, 2011
(Amounts in thousands)

	2011	2010	2009

Net income	$836,459	$696,114	$790,456
Other comprehensive (loss) income:
Aggregate foreign currency translation adjustments for the period	(14,528)	(43,035)	26,591
Adjust for foreign currency translation loss (gain) recognized during the period	7,287	42,264	(9,662)
Other comprehensive (loss) income for the period	(7,241)	(771)	16,929
Total comprehensive income	829,218	695,343	807,385
Comprehensive income allocated (to) from noncontrolling interests:
Based upon income of the subsidiaries	(12,617)	(23,676)	(27,835)
Based upon repurchases of preferred partnership units	-	(400)	72,000
Comprehensive income allocable to Public Storage Shareholders	$816,601	$671,267	$851,550

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2011
(Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Income (Loss)	Equity	Interests	Equity
Balances at December 31, 2008	$3,424,327	$16,829	$5,590,093	$(290,323)	$(31,931)	$8,708,995	$358,109	$9,067,104
Redemption of cumulative preferred shares (982,000 shares) (Note 8)	(24,550)	-	7,015	-	-	(17,535)	-	(17,535)
Redemption of preferred partnership units (Note 7)	-	-	72,000	-	-	72,000	(225,000)	(153,000)
Issuance of common shares in connection with share-based compensation (125,807 shares) (Note 10)	-	13	2,179	-	-	2,192	-	2,192
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	9,262	-	-	9,262	-	9,262
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(1,392)	-	(1,392)	-	(1,392)
Net income allocated to:
Net income of the Company	-	-	-	790,456	-	790,456	-	790,456
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(993)	-	(993)	-	(993)
Permanent noncontrolling interests	-	-	-	(26,842)	-	(26,842)	26,842	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(232,431)	-	(232,431)	-	(232,431)
Permanent noncontrolling interests	-	-	-	-	-	-	(26,977)	(26,977)
Equity Shares, Series A ($2.45 per depositary share)	-	-	-	(20,524)	-	(20,524)	-	(20,524)
Common shares and restricted share units ($2.20 per share)	-	-	-	(371,710)	-	(371,710)	-	(371,710)
Other comprehensive income (Note 2)	-	-	-	-	16,929	16,929	-	16,929
Balances at December 31, 2009	3,399,777	16,842	5,680,549	(153,759)	(15,002)	8,928,407	132,974	9,061,381
Redemption of cumulative preferred shares (10,950,000 shares) (Note 8)	(273,750)	-	800	-	-	(272,950)	-	(272,950)
Issuance of cumulative preferred shares (10,800,000 shares) (Note 8)	270,000	-	(8,897)	-	-	261,103	-	261,103
Redemption of preferred partnership units (Note 7)	-	-	(400)	-	-	(400)	(100,000)	(100,400)
Redemption of Equity Shares, Series A (8,377.193 shares) (Note 8)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (847,280 shares) (Note 10)	-	85	41,223	-	-	41,308	-	41,308
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	7,918	-	-	7,918	-	7,918
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(319)	-	(319)	-	(319)
Net income of the Company	-	-	-	696,114	-	696,114	-	696,114
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(933)	-	(933)	-	(933)
Permanent noncontrolling interests	-	-	-	(22,743)	-	(22,743)	22,743	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(232,745)	-	(232,745)	-	(232,745)

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF EQUITY
For each of the three years in the period ended December 31, 2011
(Amounts in thousands, except share and per share amounts)
(Continued)

	Cumulative				Accumulated Other	Total Public Storage	Equity of Permanent
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity
Permanent noncontrolling interests	-	-	-	-	-	-	(23,381)	(23,381)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Common shares and restricted share units ($3.05 per share)	-	-	-	(516,894)	-	(516,894)	-	(516,894)
Other comprehensive loss (Note 2)	-	-	-	-	(771)	(771)	-	(771)
Balances at December 31, 2010	3,396,027	16,927	5,515,827	(236,410)	(15,773)	8,676,598	32,336	8,708,934
Redemption of cumulative preferred shares (45,890,000 shares) (Note 8)	(1,147,256)	-	-	-	-	(1,147,256)	-	(1,147,256)
Issuance of cumulative preferred shares (34,500,000 shares) (Note 8)	862,500	-	(26,873)	-	-	835,627	-	835,627
Issuance of common shares in connection with share-based compensation (508,058 shares) (Note 10)	-	49	26,367	-	-	26,416	-	26,416
Issuance of common shares in connection with acquisition of noncontrolling interests (477,928 shares) (Note 7)	-	48	57,060	-	-	57,108	-	57,108
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	19,445	-	-	19,445	-	19,445
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(764)	-	(764)	-	(764)
Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	17,663	17,663
Acquisition of interests in Subsidiaries (Note 7)	-	-	(149,320)	-	-	(149,320)	(26,206)	(175,526)
Net income of the Company	-	-	-	836,459	-	836,459	-	836,459
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(938)	-	(938)	-	(938)
Permanent noncontrolling interests	-	-	-	(11,679)	-	(11,679)	11,679	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(224,877)	-	(224,877)	-	(224,877)
Permanent noncontrolling interests	-	-	-	-	-	-	(12,754)	(12,754)
Common shares and restricted share units ($3.65 per share)	-	-	-	(621,369)	-	(621,369)	-	(621,369)
Other comprehensive loss (Note 2)	-	-	-	-	(7,241)	(7,241)	-	(7,241)
Balances at December 31, 2011	$3,111,271	$17,024	$5,442,506	$(259,578)	$(23,014)	$8,288,209	$22,718	$8,310,927

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2011
(Amounts in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$836,459	$696,114	$790,456
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales and debt retirement, including amounts in discontinued operations	(13,538)	(8,621)	(43,558)
Asset impairment charges, including amounts in discontinued operations	2,186	2,927	8,205
Depreciation and amortization, including amounts in discontinued operations	358,525	354,386	342,127
Distributions received from unconsolidated real estate entities (less than) in excess of equity in earnings of unconsolidated real estate entities	(5,197)	11,536	(3,836)
Foreign currency exchange loss (gain)	7,287	42,264	(9,662)
Other	17,730	(5,385)	29,125
Total adjustments	366,993	397,107	322,401
Net cash provided by operating activities	1,203,452	1,093,221	1,112,857
Cash flows from investing activities:
Capital improvements to real estate facilities	(69,777)	(77,500)	(62,352)
Construction in process	(19,164)	(16,759)	(14,165)
Acquisition of real estate facilities and property intangibles (Note 3)	(77,228)	(107,945)	-
Proceeds from sales of other real estate investments	13,435	15,210	11,596
Loans to unconsolidated real estate entities (Note 5)	(358,877)	-	-
Proceeds from repayments of loans receivable from unconsolidated real estate entities	206,770	24,539	-
Proceeds from disposition of loan receivable from unconsolidated real estate entities (Note 5)	121,317	-	-
Acquisition of investments in unconsolidated real estate entities	(1,274)	-	-
Net sales (purchases) of marketable securities	102,279	(104,828)	(17,825)
Other investing activities	1,164	678	(8,663)
Net cash used in investing activities	(81,355)	(266,605)	(91,409)
Cash flows from financing activities:
Principal payments on notes payable	(174,355)	(77,092)	(7,504)
Repurchases of senior unsecured notes payable	-	-	(109,622)
Net proceeds from the issuance of common shares	26,416	41,308	2,192
Issuance of cumulative preferred shares	835,627	261,103	-
Redemption of cumulative preferred shares	(1,147,256)	(272,950)	(17,535)
Redemption of Equity Shares, Series A	-	(205,366)	-
Acquisition of permanent noncontrolling interests	(118,418)	(100,400)	(153,000)
Distributions paid to Public Storage shareholders	(846,246)	(754,770)	(624,665)
Distributions paid to noncontrolling interests	(14,314)	(24,542)	(28,267)
Net cash used in financing activities	(1,438,546)	(1,132,709)	(938,401)
Net (decrease) increase in cash and cash equivalents	(316,449)	(306,093)	83,047
Net effect of foreign exchange translation on cash	(795)	(1,444)	41
Cash and cash equivalents at the beginning of the year	456,252	763,789	680,701
Cash and cash equivalents at the end of the year	$139,008	$456,252	$763,789

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2011
(Amounts in thousands)

(Continued)

	2011	2010	2009
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(18)	$445	$(1,444)
Investments in unconsolidated real estate entities	6,985	(789)	(15,764)
Loan receivable from unconsolidated real estate entities	6,766	41,935	(9,342)
Accumulated other comprehensive (loss) income	(14,528)	(43,035)	26,591

Noncontrolling interests in subsidiaries acquired in exchange for the issuance of common shares (Note 7):
Additional paid in capital (noncontrolling interests acquired)	(57,108)	-	-
Common shares	48	-	-
Additional paid in capital (common shares issued)	57,060	-	-

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	(764)	(319)	(1,392)
Redeemable noncontrolling interests	764	319	1,392

Conversion of note receivable from Shurgard Europe to investment (Note 4):
Loan receivable from unconsolidated real estate entities	116,560	-	-
Investments in unconsolidated real estate entities	(116,560)	-	-

Real estate acquired in connection with elimination of intangible assets	(4,738)	-	-
Intangible assets eliminated in connection with acquisition of real estate	4,738	-	-

Real estate acquired in exchange for assumption of note payable	(9,679)	(131,698)	-
Note payable assumed in connection with acquisition of real estate	9,679	131,698	-

Consolidation of entities previously accounted for under the equity method of accounting (Note 4):
Real estate facilities	(19,427)	-	-
Investments in unconsolidated real estate entities	6,126	-	-
Intangible assets, net	(3,985)	-	-
Permanent noncontrolling interests in subsidiaries	17,663	-	-

Real estate disposed of in exchange for other asset	-	-	2,941
Other asset received in exchange for disposal of real estate	-	-	(2,941)

See accompanying notes.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

At December 31, 2011, we had direct and indirect equity interests in 2,058 self-storage facilities (with approximately 131 million net rentable square feet) located in 38 states in the U.S. operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 28.9 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name. At December 31, 2011, we have a 42% interest in PSB.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), and include the accounts of the Company and our consolidated subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts previously reported in our December 31, 2010 and 2009 financial statements have been reclassified to conform to the December 31, 2011 presentation, as a result of discontinued operations.

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

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investment in entities that we do not control, but we have significant influence over, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”.  When we obtain control of entities in which we already own a partial equity interest, we record a gain representing the differential between the book value and fair value of our preexisting partial equity interest.  We then commence consolidating the assets, liabilities, and any noncontrolling interests of the entity.  All such changes in consolidation status are reflected prospectively.

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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Collectively, at December 31, 2011, the Company and the Subsidiaries own 2,041 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At December 31, 2011, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as various limited and joint venture partnerships (the “Other Investments”).  At December 31, 2011, the Other Investments own in aggregate 17 self-storage facilities with 1.0 million net rentable square feet in the U.S.

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

Our merchandise and tenant reinsurance operations are subject to corporate income tax, and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2011, we had no tax benefits that were not recognized.

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

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, and restricted cash.  During the years ended December 31, 2011 and 2010, we recorded asset impairment charges with respect to other assets totaling $1.9 million and $1.0 million, respectively.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, accrued tenant reinsurance losses, casualty losses, and contingent loss accruals which are accrued when probable and estimable.  When it is reasonably possible that a significant unaccrued contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Cash Equivalents and Marketable Securities

We classify as cash equivalents all highly liquid financial instruments such as money market funds with daily liquidity and a rating of at least AAA by Standard and Poor’s, or investment grade (rated A1 by Standard and Poor’s) short-term commercial paper or treasury securities with remaining maturities of three months or less at the date of acquisition.  Cash and cash equivalents which are restricted from general corporate use are included in other assets.

Commercial paper with a remaining maturity of more than three months when acquired is included in marketable securities.  When at acquisition we have the positive intent and ability to hold these securities to maturity (investments that are “Held to Maturity”), the securities are stated at amortized cost and interest is recorded using the effective interest method.

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

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable, and restricted cash.  At December 31, 2011, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” tradename.

Goodwill totaled $174.6 million at December 31, 2011 and 2010.  Goodwill has an indeterminate life and is not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At December 31, 2011, these intangibles have a net book value of $16.4 million ($23.3 million at December 31, 2010).  Accumulated amortization totaled $24.1 million at December 31, 2011 ($21.8 million at December 31, 2010), and amortization expense of $11.9 million, $13.3 million and $5.5 million was recorded for the years ended December 31, 2011, 2010 and 2009, respectively.  In 2010 and 2009, we recorded impairment charges related to land leased facilities totaling $0.2 million and $8.2 million, respectively.  During 2011 and 2010, these intangibles were increased by $1.0 million and $17.3 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests (Note 3).  During 2011, these intangibles were increased by $4.0 million in connection with the consolidation of two facilities we previously accounted for under the equity method (Note 4).

The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at December 31, 2011 and 2010.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

Goodwill impairment is evaluated by reporting unit.  No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation at December 31, 2011.

We evaluate our real estate and property related intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

Impairment charges with respect to continuing operations are included under “asset impairment charges” on our statements of income, and any such charges with respect to discontinued operations are included under “discontinued operations” on our statements of income.

Revenue and Expense Recognition

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities is recognized based on our ownership interest in the earnings of each of the Unconsolidated Real Estate Entities.

We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates and historical trends when bills or assessments have not been received from the taxing authorities or such bills and assessments are in dispute.  If these estimates are incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations we have an interest in.  Assets and liabilities related to foreign operations are translated from the functional currency into U.S. Dollars at the exchange rates at the respective financial statement date, while revenues, expenses, and equity in earnings are translated at the average exchange rates during the respective period.  The Euro, which is the functional currency of a majority of the foreign operations we have an interest in, was translated at exchange rates of approximately 1.295 U.S. Dollars per Euro at December 31, 2011 (1.325 at December 31, 2010), and average exchange rates of 1.392, 1.326 and 1.393 for the years ended December 31, 2011, 2010 and 2009, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

Total comprehensive income for a period represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, as set forth on our statements of comprehensive income.  The foreign currency exchange gains and losses reflected on our statements of income are comprised primarily of foreign currency exchange gains and losses on the Euro-denominated loan to Shurgard Europe.

Discontinued Operations

The net income of real estate facilities or other businesses that have been sold or otherwise disposed of, or that we expect to sell or dispose of within the next year based upon a committed plan of disposal, are reclassified and presented on our income statement for all periods as “discontinued operations.”  In addition to the revenues and expenses of disposed self-storage facilities, discontinued operations includes $2.7 million, $7.8 million and $6.0 million in net gains on disposition of real estate facilities in 2011, 2010 and 2009, respectively, a $1.9 million impairment charge on real estate and intangible assets incurred in 2010, a $8.2 million impairment charge on intangible assets incurred in 2009, and $3.5 million in truck disposal expenses in 2009.

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the Subsidiaries, and to our cumulative preferred shares based upon the dividends declared (or accumulated).

When our cumulative preferred shares, preferred partnership units (Note 7), or Equity Shares, Series A are called for redemption, additional income is allocated to (from) the redeemed security to the extent the redemption cost is greater (less) than the related original net issuance proceeds.  Such redemption-related allocations are referred to hereinafter as “EITF D-42 allocations”.  The remaining net income is allocated to our common shares, our Equity Shares, Series A and our restricted share units based upon the dividends declared (or accumulated), combined with participation rights in undistributed earnings.

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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Year Ended December 31,
	2011	2010	2009
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$561,747	$399,178	$585,966
Eliminate: Discontinued operations allocable to common shareholders	(2,417)	(6,907)	6,902
Net income from continuing operations allocable to common shareholders	$559,330	$392,271	$592,868

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	169,657	168,877	168,358
Net effect of dilutive stock options - based on treasury stock method	1,093	895	410
Diluted weighted average common shares outstanding	170,750	169,772	168,768

3.	Real Estate Facilities

Activity in real estate facilities during 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,587,347	$10,292,955	$10,207,022
Capital improvements	69,777	77,500	62,352
Acquisition of real estate facilities	105,360	222,580	-
Newly developed facilities opened for operations	21,793	13,358	30,978
Disposition of real estate facilities	(10,528)	(16,665)	(9,419)
Impairment of real estate facilities	(453)	(1,735)	-
Impact of foreign exchange rate changes	(19)	(646)	2,022
Ending balance	10,773,277	10,587,347	10,292,955
Accumulated depreciation:
Beginning balance	(3,061,459)	(2,734,449)	(2,405,473)
Depreciation expense	(342,758)	(336,856)	(332,431)
Disposition of real estate facilities	5,645	9,645	4,033
Impairment of real estate facilities	156	-	-
Impact of foreign exchange rate changes	37	201	(578)
Ending balance	(3,398,379)	(3,061,459)	(2,734,449)
Construction in process:
Beginning balance	6,928	3,527	20,340
Current development	19,164	16,759	14,165
Newly developed facilities opened for operation	(21,793)	(13,358)	(30,978)
Ending balance	4,299	6,928	3,527
Total real estate facilities at December 31,	$7,379,197	$7,532,816	$7,562,033

During 2011, we acquired five operating self-storage facilities in Nevada, two in California and one each in New York, Florida, Maryland and Texas (896,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities. The aggregate cost of these transactions was $91.6 million, consisting of $77.2 million of cash, the assumption of mortgage debt with a fair value of $9.7 million, and the elimination of the $4.7 million book value of an intangible asset related to the acquired leasehold interest.  The aggregate cost was allocated $85.9 million to real estate facilities and $5.7 million to intangible assets for acquired tenants in place.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

During 2011, we began to consolidate two limited partnerships that we had previously accounted for using the equity method (see Note 4).  The two self-storage facilities (143,000 net rentable square feet) owned by these entities, having an aggregate fair market value of $19.4 million, have been added to our operating facilities.

During 2011, we incurred an asset impairment charge due to hurricane damage totaling $0.3 million.

During 2011, we completed five expansion projects to existing facilities at an aggregate cost of $21.8 million.  During 2011, net proceeds with respect to the disposition of real estate totaled $13.4 million and we recorded a gain of $8.5 million (comprised of a $5.8 million gain included in “gain on real estate sales and debt retirement, net” and a gain of $2.7 million included in discontinued operations).

During 2010, we acquired 42 operating self-storage facilities (2,660,000 net rentable square feet) from third parties for $239.6 million consisting of the assumption of mortgage debt with an aggregate fair value of $131.7 million and $107.9 million of cash.  The fair value of assets acquired was allocated $222.6 million to real estate facilities, $17.3 million to intangibles and $0.3 million to other liabilities.  During 2010, we incurred asset impairment charges related to real estate facilities totaling $1.7 million.

During 2010, we completed three expansion projects to existing facilities at an aggregate cost of $13.4 million.  During 2010, net proceeds with respect to dispositions totaled $15.2 million and we recorded a gain of $8.2 million ($0.4 million included in “gains on disposition of real estate facilities, net” and $7.8 million included in discontinued operations).

During 2009, we completed one newly developed facility and various expansion projects to existing facilities at an aggregate cost of $31.0 million.  During 2009, net proceeds with respect to dispositions included $11.6 million in cash and an other asset valued at $2.9 million.  We recorded an aggregate gain of approximately $9.2 million of which $6.0 million is included in discontinued operations and $3.2 million is included in “gain on real estate sales and debt retirement, net.”

At December 31, 2011, the adjusted basis of real estate facilities for federal tax purposes was approximately $7.3 billion (unaudited).

4.	Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in the Unconsolidated Real Estate Entities at December 31, 2011 and 2010, and our equity in earnings of the Unconsolidated Real Estate Entities for each of the three years ended December 31, 2011 (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2011	2010	2011	2010	2009
PSB	$328,508	$323,795	$27,781	$20,719	$35,108
Shurgard Europe	375,467	264,681	29,152	15,872	16,269
Other Investments	10,652	13,093	1,771	1,761	1,867
Total	$714,627	$601,569	$58,704	$38,352	$53,244

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

During the years ended December 31, 2011, 2010 and 2009, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $53.5 million, $49.9 million and $49.4 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership.  We have a 42% common equity interest in PSB as of December 31, 2011 (41% at December 31, 2010), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2011 ($55.43 per share of PSB common stock), the shares and units we owned had a market value of approximately $726.5 million, as compared to our carrying value of $328.5 million.

During the year ended December 31, 2009, PSB sold 3,450,000 shares of its common stock in a public offering for net proceeds of $153.6 million.  In accordance with FASB ASC Topic 323, “Investments – Equity Method and Joint Ventures”, we recognized a gain totaling $30.3 million on the share issuance by PSB, as if we had sold a proportionate share of our investment in PSB.  Concurrent with this public offering, we purchased 383,333 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $17.8 million.

The following table sets forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.

	2011	2010	2009
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$298,503	$277,324	$269,710
Costs of operations	(100,148)	(89,630)	(85,039)
Depreciation and amortization	(84,542)	(78,441)	(84,011)
General and administrative	(9,036)	(9,651)	(6,202)
Other items	(2,137)	2,420	(119)
Net income	102,640	102,022	94,339
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders	(34,935)	(51,469)	(15,196)
Net income allocated to common shareholders and common unitholders	$67,705	$50,553	$79,143

As of December 31,
Total assets (primarily real estate)	$2,138,619	$1,621,057
Debt	717,084	144,511
Other liabilities	60,940	53,421
Preferred stock and units	604,129	651,964
Common equity and units	756,466	771,161

Investment in Shurgard Europe

At December 31, 2011 and 2010, we had a 49% equity investment in Shurgard Europe. At December 31, 2010, Shurgard Europe owned 116 facilities directly and had a 20% interest in 72 self-storage facilities owned by joint ventures located in Europe which operate under the “Shurgard” name.  On March 2, 2011, Shurgard Europe acquired the 80% interests in the joint ventures it did not own for €172.0 million and the assumption of €159.0 million of debt (representing 80% of the joint ventures’ debt), and as a result, wholly-owns all 188 facilities.  We provided the funding for this acquisition through a loan to Shurgard Europe totaling $237.9 million.  This loan was extinguished in June 2011 (Note 5).

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

During 2011, our investment in Shurgard Europe increased by approximately $116.6 million due to the effective exchange of a loan receivable from Shurgard Europe for an equity interest in Shurgard Europe.  The impact of changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease approximately $7.0 million in 2011 and increase approximately $0.8 million and $15.8 million during 2010 and 2009, respectively.

For the years ended December 31, 2011, 2010 and 2009, we also received interest on the loans due from Shurgard Europe, and trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings of unconsolidated real estate entities, and the remaining 51% as interest and other income, as set forth in the following table:

	2011	2010	2009
	(Amounts in thousands)
For the year ended December 31,
Our 49% equity share of Shurgard Europe’s net income (loss)	$3,473	$(8,262)	$(7,589)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on loans due from Shurgard Europe	24,463	23,316	23,071
Trademark license fee	1,216	818	787

Total equity in earnings of Shurgard Europe	$29,152	$15,872	$16,269

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

	2011	2010	2009
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$259,618	$235,623	$225,777
Interest and other income	816	120	515
Self-storage and ancillary cost of operations	(107,056)	(98,690)	(100,135)
Trademark license fee payable to Public Storage	(2,481)	(1,670)	(1,606)
Depreciation and amortization	(61,244)	(64,064)	(59,926)
General and administrative	(12,458)	(8,725)	(9,966)
Interest expense on third party debt	(16,299)	(12,353)	(15,557)
Interest expense on debt due to Public Storage	(49,925)	(47,583)	(47,084)
Income (expenses) from foreign currency exchange	(1,050)	(835)	744
Net income (loss)	$9,921	$1,823	$(7,238)

Net (income) loss allocated to permanent noncontrolling equity interests	(2,834)	(18,684)	(8,250)
Net income (loss) allocated to Shurgard Europe	$7,087	$(16,861)	$(15,488)

As of December 31,
Total assets (primarily self-storage facilities)	$1,430,307	$1,503,961
Total debt to third parties	280,065	279,174
Total debt to Public Storage	402,693	495,229
Other liabilities	85,917	73,027
Equity	661,632	656,531

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Other Investments

At December 31, 2011, the “Other Investments” include an aggregate common equity ownership of approximately 26% in entities that collectively own 17 self-storage facilities and have no debt.

On June 30, 2011, we acquired interests owned by Mr. Hughes (the Company’s then Chairman of the Board of Trustees), and his family and entities that are wholly owned or controlled by them (collectively, the “Hughes Family”), in three limited partnerships for approximately $1.3 million in cash.

During 2011, we began to consolidate two of the aforementioned limited partnerships due to a change of control.  As a result, we recorded a gain of $3.1 million on the disposition of our existing investments, representing the difference between the aggregate fair values of the investments ($6.1 million) and the aggregate book values ($3.0 million).

The acquisition cost in consolidating these investments totaled $5.7 million, representing the $6.1 million fair value of our existing investment less $0.4 million in cash held by these limited partnerships presented, and was allocated to real estate facilities ($19.4 million), intangible assets ($4.0 million), and permanent noncontrolling interests ($17.7 million).

The following table sets forth certain condensed financial information (representing all of these entities’ balances and not our pro-rata share) with respect to the Other Investments:

	2011	2010	2009
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$14,811	$14,268	$14,147
Cost of operations and other expenses	(5,592)	(5,565)	(5,399)
Depreciation and amortization	(2,353)	(2,298)	(1,912)
Net income	$6,866	$6,405	$6,836

As of December 31,
Total assets (primarily self-storage facilities)	$31,331	$32,371
Total accrued and other liabilities	1,588	787
Total Partners’ equity	29,743	31,584

5.	Loans Receivable from Unconsolidated Real Estate Entities

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term, no prepayment penalties, and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For 2011, we recorded interest income of approximately $0.7 million related to the loan.  The loan was repaid in 2011.

As of December 31, 2011, we had a €311.0 million Euro-denominated loan receivable from Shurgard Europe totaling $402.7 million (€373.7 million totaling $495.2 million at December 31, 2010), which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  For all periods presented, because we expect repayment of this loan in the foreseeable future, at each respective balance sheet date, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain (loss).”  We received €62.7 million ($85.8 million) in principal repayments on this loan during 2011, and a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

On February 28, 2011, we provided bridge financing to Shurgard Europe totaling $237.9 million, which it used to acquire its partner’s 80% interests in two affiliated joint ventures on March 2, 2011.  This loan bore interest at a fixed rate of 7.0% per annum and was denominated in U.S. Dollars.  On June 15, 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the loan from us for $121.3 million and then the entire loan balance was effectively exchanged for an equity interest in Shurgard Europe.

For the years ended December 31, 2011, 2010 and 2009, we recorded interest income of approximately $25.5 million, $24.3 million and $24.0 million, respectively, related to the loans to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49% classified as equity in earnings of unconsolidated real estate entities.

We also received $1.5 million from our joint venture partner for funding its 51% pro rata share of Shurgard Europe’s cost to acquire the interests for the period of time from March 2, 2011 until June 15, 2011, and recorded this amount as interest and other income for the year ended December 31, 2011.

Although there can be no assurance, we believe that Shurgard Europe has sufficient liquidity and collateral, and we have sufficient creditor rights, such that credit risk relating to our loan to Shurgard Europe is mitigated.  In addition, we believe the interest rates on the loan to Shurgard Europe approximate the market rate for loans with similar credit characteristics and tenor, and that the carrying values of the loans to Shurgard Europe approximate fair value.  The characteristics of the loan to Shurgard Europe and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in Codification Section 820-10-35-52.

6.	Line of Credit and Notes Payable

At December 31, 2011, we have a revolving credit agreement (the “Credit Agreement”) which expires on March 27, 2012, with an aggregate limit with respect to borrowings and letters of credit of $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.35% to LIBOR plus 1.00% depending on our credit ratings (LIBOR plus 0.35% at December 31, 2011).  In addition, we are required to pay a quarterly facility fee ranging from 0.10% per annum to 0.25% per annum depending on our credit ratings (0.10% per annum at December 31, 2011).  We had no outstanding borrowings on our Credit Agreement at December 31, 2011 or at February 24, 2012.  At December 31, 2011, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $18.4 million ($17.8 million at December 31, 2010).

The carrying amounts of our notes payable at December 31, 2011 and 2010 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

	December 31, 2011		December 31, 2010
	Carrying amount	Fair Value	Carrying amount	Fair Value
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$188,859	$186,460	$190,012
5.7% effective rate, 7.75% stated note rate, interest only and payable semi-annually, matured in February 2011 (carrying amount includes $215 of unamortized premium at December 31, 2010)	-	-	103,532	103,553

Secured Notes Payable:

4.9% average effective rate mortgage notes payable, secured by 76 real estate facilities with a net book value of approximately $490 million at December 31, 2011 and stated note rates between 4.95% and 7.43%, maturing at varying dates between April 2012 and September 2028 (carrying amount includes $2,665 of unamortized premium at December 31, 2011 and $6,137 at December 31, 2010)	211,854	215,943	278,425	280,854

Total notes payable	$398,314	$404,802	$568,417	$574,419

Substantially all of our debt was assumed in connection with the acquisition of real estate.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed.  This initial premium or discount is amortized over the remaining term of the debt using the effective interest method.

During 2011 and 2010, we assumed mortgage debt in connection with the acquisition of real estate facilities.  The debt was recorded at its estimated fair value of approximately $9.7 million and $131.7 million in 2011 and 2010, respectively, with assumed note balances of $8.8 million and $126.1 million, respectively, estimated market rates of approximately 2.9% and 3.4%, respectively, average contractual rates of 5.5% and 5.0%, respectively, and we recorded premiums of $0.9 million and $5.6 million, respectively.

During the 2011 and 2010, we prepaid mortgage debt for cash totaling $26.0 million and $51.2 million, respectively, and recorded gains on prepayment of $1.8 million and $0.1 million, respectively, representing the difference between the cash paid and the book value of the notes prepaid.

On February 12, 2009, we acquired $110.2 million face amount of our existing unsecured notes pursuant to a tender offer for an aggregate of $109.6 million in cash, and recognized a gain of $4.1 million for the year ended December 31, 2009.

The notes payable and Credit Agreement have various customary restrictive covenants, all of which we were in compliance with at December 31, 2011.

At December 31, 2011, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

	Unsecured Notes Payable	Secured Notes Payable	Total
2012	$-	$52,170	$52,170
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$211,854	$398,314
Weighted average effective rate	5.9%	4.9%	5.4%

Cash paid for interest totaled $27.6 million, $35.3 million and $34.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Interest capitalized as real estate totaled $0.4 million, $0.4 million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

7.	Noncontrolling Interests in Subsidiaries

Third party interests in the net assets of the Subsidiaries that can require us to redeem their interests, other than pursuant to a liquidation of the subsidiary, are presented at fair value as “Redeemable Noncontrolling Interests.”  We estimate fair value by applying the liquidation provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  Any adjustments recorded due to changes in the fair value of these interests are recorded against retained earnings.  All other noncontrolling interests are presented on our balance sheets as a component of equity, “Equity of Permanent Noncontrolling Interests.”

Redeemable Noncontrolling Interests

At December 31, 2011, the Redeemable Noncontrolling Interests represent ownership interests in Subsidiaries that own 14 self-storage facilities.  During 2011, 2010 and 2009, we allocated a total of $0.9 million, $0.9 million and $1.0 million, respectively, of income to these interests and paid distributions to these interests totaling $1.6 million, $1.2 million and $1.3 million, respectively.  During 2010 and 2009, we acquired for cash payments of $1.0 million and $0.8 million, respectively, Redeemable Noncontrolling Interests where the owner of these interests had exercised a cash redemption option, at fair value.

Permanent Noncontrolling Interests

At December 31, 2011, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that own 12 self-storage facilities and own 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common share of the Company at the option of the unitholder.  During 2011, 2010 and 2009, we allocated a total of $11.7 million, $16.8 million and $17.4 million, respectively, in income, and paid distributions to these interests totaling $12.8 million, $17.5 million and $17.5 million, respectively.

During the year ended December 31, 2011, we acquired Permanent Noncontrolling Interests in 19 Subsidiaries, which includes five Subsidiaries representing public limited partnerships pursuant to mergers described in Note 9.  These interests were acquired for an aggregate cost of approximately $175.5 million, consisting of $118.4 million in cash and 477,928 of our common shares with an aggregate fair value of $57.1 million based on the closing trading price of our common shares on the date of acquisition.  Permanent Noncontrolling Interests were reduced by $26.2 million, representing the aggregate underlying book value of the interests acquired, and the excess cost over the underlying book value of $149.3 million was recorded as a reduction to paid-in capital.

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during 2011 a total of $17.7 million in connection with consolidating two partnerships.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Preferred Partnership Interests

At December 31, 2011 and 2010, we had no preferred partnership interests outstanding.  During 2010, we redeemed 4.0 million units of our 7.250% Series J preferred units ($100.0 million carrying value) for an aggregate of $100.4 million, plus accrued and unpaid dividends.

During 2009, we acquired all of the 6.40% Series NN preferred partnership units from a third party ($200.0 million carrying amount) for approximately $128.0 million, and we acquired all of the 6.25% Series Z preferred partnership units from a third party for $25.0 million at carrying amount.  These transactions resulted in an increase in paid-in capital of approximately $72.0 million during 2009, and an EITF D-42 allocation of $72.0 million in income from these interests to our common shareholders, based upon the excess of the carrying amount over the amount paid.

During 2010 and 2009, we allocated a total of $5.9 million and $9.5 million, respectively, in income to these interests based upon distributions paid.

8.	Shareholders’ Equity

Cumulative Preferred Shares

At December 31, 2011 and 2010, we had the following series of Cumulative Preferred Shares outstanding:

			At December 31, 2011		At December 31, 2010
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	5,300	$132,500	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	350,900	8,772	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	5,650	141,250	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series G	12/12/10	7.000%	-	-	4,000	100,000
Series H	1/19/11	6.950%	-	-	4,200	105,000
Series I	5/3/11	7.250%	-	-	20,700	517,500
Series K	8/8/11	7.250%	-	-	16,990	424,756
Series L	10/20/11	6.750%	8,267	206,665	8,267	206,665
Series M	1/9/12	6.625%	19,065	476,634	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	-	-
Series R	7/26/16	6.350%	19,500	487,500	-	-
Total Cumulative Preferred Shares			475,000	$3,111,271	486,390	$3,396,027

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions and as noted below, holders of the Cumulative Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At December 31, 2011, there were no dividends in arrears.

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

Upon issuance of our Cumulative Preferred Shares of beneficial interest, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

In April and May 2011, we issued 15.0 million depositary shares each representing 1/1,000 of our 6.500% Cumulative Preferred Shares, Series Q for gross proceeds of $375.0 million, and we incurred $11.3 million in issuance costs.

In May and June 2011, we redeemed our Series I Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $517.5 million.  We recorded a $15.9 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2011 in connection with this redemption.

In July 2011, we issued 19.5 million depositary shares each representing 1/1,000 of our 6.350% Cumulative Preferred Shares, Series R for gross proceeds of $487.5 million, and we incurred $15.6 million in issuance costs.

In August 2011, we redeemed our Series K Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $424.8 million.  We recorded a $13.1 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2011 in connection with this redemption.

On September 30, 2011, we redeemed our Series G Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $100.0 million.  We recorded a $3.1 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2011 in connection with this redemption.

On November 28, 2011, we redeemed our Series H Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $105.0 million.  We recorded a $3.5 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2011 in connection with this redemption.

On April 13, 2010, we issued 5.8 million depositary shares each representing 1/1,000 of our 6.875% Cumulative Preferred Shares, Series O for gross proceeds of $145.0 million, and we incurred $4.8 million in issuance costs.

On May 18, 2010, we redeemed our remaining Series V Cumulative Preferred Shares at par value of $155.0 million plus accrued dividends.  We recorded a $5.1 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2010 in connection with this redemption.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

On August 3, 2010, we repurchased 0.4 million shares of our 6.850% Cumulative Preferred Shares Series Y for an aggregate of $9.2 million.  We recorded a $0.8 million EITF D-42 allocation from our Cumulative Preferred Shareholders to our common shareholders in the year ended December 31, 2010 in connection with this redemption.

On October 7, 2010, we issued 5.0 million depositary shares (including the subsequent exercise, in part, of the underwriter’s over-allotment option) each representing 1/1,000 of a 6.500% Cumulative Preferred Share of Beneficial Interest, Series P, for gross proceeds of $125.0 million, and we incurred $4.1 million in issuance costs.

On November 5, 2010, we redeemed our Series B Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $108.8 million.  We recorded a $3.6 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the year ended December 31, 2010 in connection with this redemption.

During March 2009, we repurchased certain of our Cumulative Preferred Shares in privately negotiated transactions as follows: Series V – 0.7 million depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $13.2 million, Series C – 0.2 million depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $2.7 million and Series F – 0.1 million depositary shares, each representing 1/1,000 of a share of our Cumulative Preferred Shares at a total cost of $1.6 million.  We recorded a $6.2 million aggregate EITF D-42 allocation from our Cumulative Preferred Shareholders to our common shareholders in the year ended December 31, 2009 in connection with these repurchases.

Equity Shares, Series A

On April 15, 2010, we redeemed all of our outstanding shares of Equity Shares, Series A at $24.50 per share for aggregate redemption amount of $205.4 million.  Prior to the redemption, we allocated income and paid distributions to the holders of the Equity Shares, Series A of $0.6125 per share per quarter based on 8.4 million weighted average depositary shares outstanding.  We recorded a $25.7 million EITF D-42 allocation of income from our common shareholders to the holders of our Equity Shares, Series A in the year ended December 31, 2010 in connection with this redemption.

Common Shares

During 2011, 2010 and 2009, activity with respect to the issuance or repurchase of our common shares was as follows:

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollar amounts in thousands)
Employee stock-based compensation and exercise of stock options (Note 10)	508,058	$26,416	847,280	$41,308	125,807	$2,192
Issuance of common shares in connection with acquisition of Permanent Noncontrolling Interests (Note 7)	477,928	57,108	-	-	-	-
	985,986	$83,524	847,280	$41,308	125,807	$2,192

Our Board of Trustees previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  During the three years ended December 31, 2011, we did not repurchase any of our common shares.  Through December 31, 2011, we have repurchased a total of approximately 23.7 million of our common shares pursuant to this authorization.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

At December 31, 2011 and 2010, we had 3,292,565 and 3,435,287 of common shares reserved in connection with our share-based incentive plans, respectively (see Note 10), and 231,978 shares reserved for the conversion of Convertible Partnership Units, respectively.

Equity Shares, Series AAA

On August 31, 2010, we retired all outstanding shares of Equity Shares, Series AAA (“Equity Shares AAA”) outstanding.  At December 31, 2009, we had 4,289,544 Equity Shares AAA outstanding with a carrying value of $100,000,000.  During the six months ended June 30, 2010 and the year ended December 31, 2009, we paid quarterly distributions to the holder of the Equity Shares, Series AAA of $0.5391 per share.  For all periods presented, the Equity Shares, Series AAA and related dividends are eliminated in consolidation as the shares were held by one of our wholly-owned subsidiaries.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $621.4 million ($3.65 per share), $516.9 million ($3.05 per share) and $371.7 million ($2.20 per share), for the years ended December 31, 2011, 2010 and 2009, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) and $20.5 million ($2.45 per share), for the years ended December 31, 2010 and 2009, respectively.  Preferred share dividends totaled $224.9 million, $232.7 million and $232.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

For the tax year ended December 31, 2011, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2011 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	99.94%	100.00%	100.00%	96.66%
Long-Term Capital Gain	0.06%	0.00%	0.00%	3.34%

Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2011 do not constitute qualified dividend income.

9.	Related Party Transactions

The Hughes Family owns approximately 16.7% of our common shares outstanding at December 31, 2011.

The Hughes Family has ownership interests in, and operates, approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities nor do we own any facilities in Canada.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 53 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  However, we have no interest in the operations of this corporation, we have no right to acquire this stock or assets unless the Hughes Family decides to sell and we receive no benefit from the profits and increases in value of the Canadian self-storage facilities.

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During each of the years ended December 31, 2011, 2010 and 2009, we received $0.6 million in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004.

On August 23, 2011, we completed mergers to acquire all of the units of limited partnership interest and general partnership interests we did not already own in each of five affiliated partnerships.  For three of these partnerships, Mr. Hughes was a co-general partner along with the Company.  These mergers were approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore could approve the mergers without the vote of the other limited partners.  The merger consideration was based upon independent appraisals, dated April 5, 2011, from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreements, the Hughes Family sold all of its general and limited partnership interests in these five partnerships for approximately $54.6 million, reflecting the same pricing and terms as the public limited partners (see “Permanent Noncontrolling Interests” in Note 7 “Noncontrolling Interests”).  In addition, on August 23, 2011, the Hughes Family’s interests in a private REIT owned by the Company and the Hughes Family were acquired for approximately $0.2 million, based upon the merger value of the interests in these five partnerships owned by the private REIT.  Our board of trustees appointed a special committee of independent trustees to review the terms of these acquisitions.  The special committee unanimously determined that the transactions were advisable and fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family, as well as fair to the public limited partners.  The Company also engaged an investment banking firm who concluded that the consideration received in the mergers by the unaffiliated limited partners was fair to them, from a financial point of view.  As a trustee, Mr. Hughes is indemnified for any litigation arising from this transaction pursuant to the indemnification agreements we have with each Public Storage trustee.

The Hughes Family also had interests in 18 additional limited partnerships that we acquired on June 30, 2011.  The acquisition price was based upon independent appraisals of the partnerships’ facilities, dated April 5, 2011, from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  We paid the Hughes Family $13.3 million for their interests.  The special committee of our board of trustees also reviewed the terms of each of these purchases and unanimously determined that the purchases were fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  As of December 31, 2011, Mr. Hughes has withdrawn as general partner in 17 of these partnerships.  At February 24, 2012, Mr. Hughes remains as general partner in one of these partnerships.

10.	Share-Based Compensation

Under various share-based compensation plans, the Company can grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSU’s”), to trustees, officers, service providers, and key employees.  The terms of these grants are established by an authorized committee of our Board of Trustees.

Stock Options

Stock option exercise prices are equal to the closing trading price of our common shares on the date of grant, vest generally over a five-year period, and expire ten years after the grant date.  We use the Black-Scholes option valuation model to estimate the grant-date fair value of our stock options, and recognize these amounts, net of estimated forfeitures, as compensation expense over the applicable vesting period.  Stock options are considered “granted” for accounting purposes when the Company and the recipient reach a mutual understanding of the key terms and conditions of the award and the award has been authorized in accordance with the Company’s share grant approval procedures.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

The stock options outstanding at December 31, 2011 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $155.9 million and remaining average contractual lives of approximately seven years.  Of the stock options outstanding at December 31, 2011; 1,022,663 have exercise prices equal to $70 or less; 1,010,283 have exercise prices between $70 and $90; and 558,120 have exercise prices equal to or greater than $90.  The aggregate intrinsic value of exercisable stock options at December 31, 2011 amounted to approximately $69.0 million.

Additional information with respect to stock options during 2011, 2010 and 2009 is as follows:

	2011		2010		2009
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Options outstanding January 1	2,950,892	$69.43	3,695,668	$64.96	2,397,332	$73.42
Granted	135,000	120.77	180,000	87.59	1,495,000	50.86
Exercised	(448,826)	58.86	(782,151)	52.81	(53,164)	40.98
Cancelled	(46,000)	48.95	(142,625)	67.65	(143,500)	68.28
Options outstanding December 31	2,591,066	$74.30	2,950,892	$69.43	3,695,668	$64.96

Options exercisable at December 31	1,200,356	$76.94	1,063,283	$74.27	1,217,110	$64.03

	2011	2010	2009

Stock option expense for the year (in 000’s)	$3,445	$3,164	$3,432

Aggregate exercise date intrinsic value of options exercised during the year (in 000’s)	$23,703	$34,171	$1,851

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.2%	2.3%	1.9%
Expected volatility, based upon historical volatility	18.8%	14.5%	15.6%
Expected dividend yield	3.3%	3.9%	6.7%

Average estimated value of options granted during the year	$13.01	$7.16	$2.05

Restricted Share Units

RSU’s vest ratably over a five or eight-year period from the date of grant.  The grantee receives additional compensation equal to the per-share dividends received by common shareholders for each outstanding RSU.  Such compensation is classified as dividends paid.  When RSU’s are forfeited, any dividends previously paid on such forfeited RSU’s are expensed.  When RSU’s vest, the grantee may receive common shares equal to the number of vested restricted share units, less common shares withheld for employee statutory tax liabilities.  Generally, however, deposits are made to taxing authorities on behalf of employees in lieu of the issuance of common shares (based upon the market value of the shares at the date of vesting) to settle the employees’ tax liability generated by the vesting, and is charged against paid in capital.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

RSU’s are considered “granted” for accounting purposes when the Company and the recipient reach a mutual understanding of the key terms and conditions of the RSU award, the award has been authorized in accordance with the Company’s share grant approval procedures (or approval is perfunctory) and, in the case of performance-based RSU grants, it is probable that the performance condition will be met.

At the beginning of 2011, the Company established a performance-based restricted share unit program.  Under the program, participating employees are eligible to receive RSU grants if certain operating metrics, as defined, were met for the year ended December 31, 2011.  Based on actual results, approximately 266,800 RSU’s will be granted during the first three months of 2012 under the program.  Under the program, 20% of the RSU’s will vest during the three months ending March 31, 2012, and an additional 20% will vest on the anniversary date over the next four years assuming continued employment with Public Storage through each respective vesting date.  Included in general and administrative expense for 2011 is $11.3 million related to this performance-based restricted share unit program.

The fair value of our RSU’s outstanding at December 31, 2011 was approximately $94.3 million, and the grant date fair value of these units was $66.5 million.  Remaining compensation expense related to RSU’s outstanding at December 31, 2011 totals approximately $39.8 million (which is net of expected forfeitures) and is expected to be recognized as compensation expense over the next eight years (two years on average).  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2011 (a)		2010		2009
	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value
Restricted share units outstanding January 1	484,395	$39,896	548,354	$44,312	630,212	$53,132
Granted	381,025	40,570	130,114	10,824	112,550	7,428
Vested	(92,039)	(7,655)	(103,797)	(7,973)	(115,723)	(8,783)
Forfeited	(71,882)	(6,297)	(90,276)	(7,267)	(78,685)	(7,465)
Restricted share units outstanding December 31	701,499	$66,514	484,395	$39,896	548,354	$44,312

	2011 (a)	2010	2009
Amounts for the year (in 000’s):
Fair value of vested shares on vesting date	$8,799	$8,799	$7,443
Cash paid upon vesting in lieu of common shares issued	$3,736	$3,121	$3,103
Common shares issued upon vesting	59,232	65,129	72,643
Restricted share unit expense	$19,736	$7,875	$8,933

(a)	Includes amounts with respect to 266,800 RSU’s granted under our 2011 performance-based restricted share unit program described above.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units and stock options on our net income per common share and income allocated to common shareholders.

11.	Segment Information

Our reportable segments reflect the significant components of our operations that are evaluated separately by our chief operating decision maker and have discrete financial information available.  Our segments are organized based upon differences in the nature of the underlying products, services, and whether the operation is located in the U.S. or outside the U.S.  In making resource allocation decisions, our chief operating decision maker reviews the net income from continuing operations of each reportable segment included in the tables below, excluding the impact of depreciation and amortization, gains or losses on disposition of real estate facilities, and real estate impairment charges.  The amounts for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2, and exclude ancillary revenues and expenses, interest income (other than from Loans Receivable from Unconsolidated Real Estate Entities), interest expense, general and administrative expense, and gains and losses on the early repayment of debt, none of which can be allocated to any reportable segment.  Our chief operating decision maker does not consider the book value of assets in making resource allocation decisions.

                Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,042 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

European Self-Storage Segment

The European Self-Storage segment comprises our interest in Shurgard Europe, which has self-storage operations in seven western European countries.  It has a separate management team that determines the strategic direction for this segment under the direction of our chief operating decision maker and our joint venture partner which owns a 51% equity interest in Shurgard Europe.  The European Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, as well as foreign currency exchange gains and losses that are attributable to Shurgard Europe.  Our balance sheet includes an investment in Shurgard Europe (Note 4) and a loan receivable from Shurgard Europe (Note 5).

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At December 31, 2011, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

For the year ended December 31, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,605,680	$-	$-	$-	$1,605,680
Ancillary operations	-	-	14,592	99,497	114,089
Interest and other income	-	28,190	664	3,479	32,333
	1,605,680	28,190	15,256	102,976	1,752,102

Expenses:
Cost of operations:
Self-storage facilities	505,633	-	-	-	505,633
Ancillary operations	-	-	5,505	31,891	37,396
Depreciation and amortization	355,777	-	2,654	-	358,431
General and administrative	-	-	-	52,410	52,410
Interest expense	-	-	-	24,222	24,222
	861,410	-	8,159	108,523	978,092

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange loss, gain on real estate sales and debt retirement, net and asset impairment charges	744,270	28,190	7,097	(5,547)	774,010

Equity in earnings of unconsolidated real estate entities	1,771	29,152	27,781	-	58,704
Foreign currency exchange loss	-	(7,287)	-	-	(7,287)
Gain on real estate sales and debt retirement, net	8,953	-	-	1,848	10,801
Asset impairment charges	(297)	-	-	(1,889)	(2,186)
Income (loss) from continuing operations	754,697	50,055	34,878	(5,588)	834,042
Discontinued operations	2,797	-	-	(380)	2,417
Net income (loss)	$757,494	$50,055	$34,878	$(5,968)	$836,459

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

For the year ended December 31, 2010

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,511,513	$-	$-	$-	$1,511,513
Ancillary operations	-	-	14,261	90,120	104,381
Interest and other income	-	25,121	-	3,896	29,017
	1,511,513	25,121	14,261	94,016	1,644,911

Expenses:
Cost of operations:
Self-storage facilities	495,506	-	-	-	495,506
Ancillary operations	-	-	5,748	27,941	33,689
Depreciation and amortization	351,098	-	2,620	-	353,718
General and administrative	-	-	-	38,487	38,487
Interest expense	-	-	-	30,225	30,225
	846,604	-	8,368	96,653	951,625

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange loss, gains on real estate sales and debt retirement, net and asset impairment charges	664,909	25,121	5,893	(2,637)	693,286

Equity in earnings of unconsolidated real estate entities	1,761	15,872	20,719	-	38,352
Foreign currency exchange loss	-	(42,264)	-	-	(42,264)
Gain on real estate sales and debt retirement, net	396	-	-	431	827
Asset impairment charges	-	-	-	(994)	(994)
Income (loss) from continuing operations	667,066	(1,271)	26,612	(3,200)	689,207
Discontinued operations	4,293	-	-	2,614	6,907
Net income (loss)	$671,359	$(1,271)	$26,612	$(586)	$696,114

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

For the year ended December 31, 2009

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,485,510	$-	$-	$-	$1,485,510
Ancillary operations	-	-	14,982	92,615	107,597
Interest and other income	-	24,832	-	4,981	29,813
	1,485,510	24,832	14,982	97,596	1,622,920

Expenses:
Cost of operations:
Self-storage facilities	484,901	-	-	-	484,901
Ancillary operations	-	-	5,759	30,252	36,011
Depreciation and amortization	336,487	-	2,958	-	339,445
General and administrative	-	-	-	35,735	35,735
Interest expense	-	-	-	29,916	29,916
	821,388	-	8,717	95,903	926,008

Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange gain, gain on real estate sales and debt retirement, net	664,122	24,832	6,265	1,693	696,912

Equity in earnings of unconsolidated real estate entities	1,867	16,269	35,108	-	53,244
Foreign currency exchange gain	-	9,662	-	-	9,662
Gain on real estate sales and debt retirement, net	3,133	-	30,293	4,114	37,540
Income from continuing operations	669,122	50,763	71,666	5,807	797,358
Discontinued operations	(527)	-	-	(6,375)	(6,902)
Net income (loss)	$668,595	$50,763	$71,666	$(568)	$790,456

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

12.	Recent Accounting Pronouncements and Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU No. 2011-04”).  ASU No. 2011-04 clarifies guidance on how to measure fair value and is largely consistent with existing fair value measurement principles. ASU No. 2011-04 also expands existing disclosure requirements for fair value measurements and makes other amendments.  ASU No. 2011-04 is effective prospectively beginning January 1, 2012.  The adoption of ASU No. 2011-04 is not expected to have a material impact on our results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU No. 2011-05”) and in December 2011 issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, (“ASU No. 2011-12”).  ASU 2011-05 and ASU No. 2011-12 do not change the items that must be reported in other comprehensive income, however they eliminate the option to present other comprehensive income on the statement of shareholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income.  ASU 2011-05 and ASU No. 2011-12 are effective retrospectively beginning January 1, 2012, with early adoption permitted.  We adopted these standards in the fourth quarter of 2011.  Since these standards impact presentation and disclosure requirements only, their adoption did not have a material impact on our results of operations or financial condition.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (“ASU No. 2011-08”).  Under ASU No. 2011-08, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit.  If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required.  Otherwise, no further impairment testing is required.  ASU No. 2011-08 is effective beginning January 1, 2012, with early adoption permitted under certain conditions.  The adoption of ASU No. 2011-08 will not have a material impact on our results of operations or financial condition.

13.   Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters and other contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $1.0 million resulting from any one individual event, to a limit of $25.0 million.  Effective December 1, 2011, these coverage amounts were changed to $5.0 million and $15.0 million, respectively.  At December 31, 2011, there were approximately 0.7 million certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

14.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(Amounts in thousands, except per share data)
Revenues (a)	$419,691	$434,706	$452,990	$444,715
Cost of operations (excluding depreciation expense) (a)	$144,240	$139,325	$138,769	$120,695
Depreciation expense (a)	$88,511	$89,155	$90,935	$89,830
Income from continuing operations (a)	$211,073	$210,710	$193,121	$219,138
Net income	$210,568	$210,941	$194,513	$220,437
Per Common Share (Note 2):
Net income - Basic	$0.87	$0.78	$0.69	$0.97
Net income - Diluted	$0.87	$0.77	$0.69	$0.96

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(Amounts in thousands, except per share data)
Revenues (a)	$397,323	$407,513	$422,295	$417,780
Cost of operations (excluding depreciation expense) (a)	$140,704	$137,170	$134,514	$116,807
Depreciation expense (a)	$84,706	$84,846	$92,583	$91,583
Income from continuing operations	$129,530	$127,875	$242,948	$188,854
Net income	$129,917	$131,176	$245,811	$189,210
Per Common Share (Note 2):
Net income - Basic	$0.21	$0.36	$1.08	$0.72
Net income - Diluted	$0.21	$0.36	$1.07	$0.71

(a)
Revenues, cost of operations, depreciation expense and income from continuing operations as presented in this table differ from those amounts as presented in our quarterly reports due to the impact of discontinued operations accounting as described in Note 2.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2011

15.	Subsequent Events

On January 4, 2012, we called for redemption all of our outstanding 8.3 million depositary shares each representing 1/1,000 of a 6.750% Cumulative Preferred Share of Beneficial Interest, Series L at par.  The aggregate redemption amount, before payment of accrued dividends, paid on February 9, 2012, was $206.7 million.  We will record an EITF D-42 allocation of approximately $5.7 million from our common shareholders to the holders of our Preferred Shares in the quarter ending March 31, 2012 as a result of this redemption.

On January 12, 2012, we issued 18.4 million depositary shares (including the exercise of the underwriters’ over-allotment option) at $25.00 per depositary share, with each depositary share representing 1/1,000 of a 5.90% Cumulative Preferred Share of Beneficial Interest, Series S, resulting in gross proceeds of $460.0 million.

On January 13, 2012, we called for redemption all of our outstanding 5.7 million depositary shares each representing 1/1,000 of a 6.750% Cumulative Preferred Share of Beneficial Interest, Series E at par.  The aggregate redemption amount, before payment of accrued dividends, paid on February 21, 2012, was $141.3 million.  We will record an EITF D-42 allocation of approximately $4.6 million from our common shareholders to the holders of our Preferred Shares in the quarter ending March 31, 2012 as a result of this redemption.

On February 16, 2012, we called for redemption all of our outstanding 0.4 million shares of our 6.850% Cumulative Preferred Share of Beneficial Interest, Series Y at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on March 19, 2012, is $8.8 million.

We have also entered into a contract to acquire a portfolio of six self-storage properties, located in California, Florida (two), Massachusetts, New Jersey and Pennsylvania, for an aggregate purchase price of $42 million, cash.  We expect the pending acquisition of these properties will close in the first quarter of 2012.  The pending acquisition is subject to various conditions and contingencies and there can be no assurance that it will be completed.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

01/01/81	Newport News / Jefferson Avenue	-	108	1,071	806	108	1,877	1,985	1,800
01/01/81	Virginia Beach / Diamond Springs	-	186	1,094	964	186	2,058	2,244	1,984
08/01/81	San Jose / Snell	-	312	1,815	485	312	2,300	2,612	2,258
10/01/81	Tampa / Lazy Lane	-	282	1,899	978	282	2,877	3,159	2,688
06/01/82	San Jose / Tully	-	645	1,579	11,064	2,972	10,316	13,288	5,747
06/01/82	San Carlos / Storage	-	780	1,387	835	780	2,222	3,002	2,130
06/01/82	Mountain View	-	1,180	1,182	2,521	1,046	3,837	4,883	2,048
06/01/82	Cupertino / Storage	-	572	1,270	585	572	1,855	2,427	1,761
10/01/82	Sorrento Valley	-	1,002	1,343	(730)	651	964	1,615	898
10/01/82	Northwood	-	1,034	1,522	6,804	1,034	8,326	9,360	2,309
12/01/82	Port/Halsey	-	357	1,150	18	357	1,168	1,525	944
12/01/82	Sacto/Folsom	-	396	329	1,104	396	1,433	1,829	1,177
01/01/83	Platte	-	409	953	1,129	409	2,082	2,491	1,712
01/01/83	Semoran	-	442	1,882	9,058	442	10,940	11,382	5,371
01/01/83	Raleigh/Yonkers	-	-	1,117	1,091	-	2,208	2,208	1,725
03/01/83	Blackwood	-	213	1,559	1,129	213	2,688	2,901	2,193
04/01/83	Vailsgate	-	103	990	1,491	103	2,481	2,584	2,076
05/01/83	Delta Drive	-	67	481	736	68	1,216	1,284	986
06/01/83	Ventura	-	658	1,734	974	658	2,708	3,366	2,226
09/01/83	Southington	-	124	1,233	838	123	2,072	2,195	1,675
09/01/83	Southhampton	-	331	1,738	1,760	331	3,498	3,829	2,784
09/01/83	Webster/Keystone	-	449	1,688	2,065	434	3,768	4,202	2,834
09/01/83	Dover	-	107	1,462	1,534	107	2,996	3,103	2,396
09/01/83	Newcastle	-	227	2,163	1,541	227	3,704	3,931	2,977
09/01/83	Newark	-	208	2,031	1,332	208	3,363	3,571	2,725
09/01/83	Langhorne	-	263	3,549	2,651	263	6,200	6,463	4,872
09/01/83	Hobart	-	215	1,491	1,964	215	3,455	3,670	2,690
09/01/83	Ft. Wayne/W. Coliseum	-	160	1,395	1,159	160	2,554	2,714	2,137
09/01/83	Ft. Wayne/Bluffton	-	88	675	630	88	1,305	1,393	1,099
10/01/83	Orlando J. Y. Parkway	-	383	1,512	1,224	383	2,736	3,119	2,242
11/01/83	Aurora	-	505	758	947	505	1,705	2,210	1,408
11/01/83	Campbell	-	1,379	1,849	220	1,379	2,069	3,448	1,756
11/01/83	Col Springs/Ed	-	471	1,640	1,140	470	2,781	3,251	2,135
11/01/83	Col Springs/Mv	-	320	1,036	972	320	2,008	2,328	1,643
11/01/83	Thorton	-	418	1,400	929	418	2,329	2,747	1,892

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/01/83	Oklahoma City	-	454	1,030	1,833	454	2,863	3,317	2,340
11/01/83	Tucson	-	343	778	1,487	343	2,265	2,608	1,724
11/01/83	Webster/Nasa	-	1,570	2,457	3,520	1,570	5,977	7,547	4,895
12/01/83	Charlotte	-	165	1,274	1,110	165	2,384	2,549	1,980
12/01/83	Greensboro/Market	-	214	1,653	2,122	214	3,775	3,989	3,024
12/01/83	Greensboro/Electra	-	112	869	887	112	1,756	1,868	1,450
12/01/83	Columbia	-	171	1,318	1,129	171	2,447	2,618	2,002
12/01/83	Richmond	-	176	1,360	1,254	176	2,614	2,790	2,252
12/01/83	Augusta	-	97	747	925	97	1,672	1,769	1,388
12/01/83	Tacoma	-	553	1,173	1,057	553	2,230	2,783	1,898
01/01/84	Fremont/Albrae	-	636	1,659	1,170	636	2,829	3,465	2,352
01/01/84	Belton	-	175	858	1,697	175	2,555	2,730	2,143
01/01/84	Gladstone	-	275	1,799	1,549	274	3,349	3,623	2,789
01/01/84	Hickman/112	-	257	1,848	317	158	2,264	2,422	800
01/01/84	Holmes	-	289	1,333	1,113	289	2,446	2,735	2,010
01/01/84	Independence	-	221	1,848	1,457	221	3,305	3,526	2,829
01/01/84	Merriam	-	255	1,469	1,386	255	2,855	3,110	2,345
01/01/84	Olathe	-	107	992	941	107	1,933	2,040	1,576
01/01/84	Shawnee	-	205	1,420	1,606	205	3,026	3,231	2,539
01/01/84	Topeka	-	75	1,049	970	75	2,019	2,094	1,671
03/01/84	Marrietta/Cobb	-	73	542	884	73	1,426	1,499	1,168
03/01/84	Manassas	-	320	1,556	1,095	320	2,651	2,971	2,225
03/01/84	Pico Rivera	-	743	807	722	743	1,529	2,272	1,289
04/01/84	Providence	-	92	1,087	1,050	92	2,137	2,229	1,775
04/01/84	Milwaukie/Oregon	-	289	584	812	289	1,396	1,685	1,143
05/01/84	Raleigh/Departure	-	302	2,484	1,909	302	4,393	4,695	3,843
05/01/84	Virginia Beach	-	509	2,121	2,163	499	4,294	4,793	3,592
05/01/84	Philadelphia/Grant	-	1,041	3,262	2,189	1,040	5,452	6,492	4,542
05/01/84	Garland	-	356	844	894	356	1,738	2,094	1,448
06/01/84	Lorton	-	435	2,040	1,664	435	3,704	4,139	3,135
06/01/84	Baltimore	-	382	1,793	1,912	382	3,705	4,087	3,077
06/01/84	Laurel	-	501	2,349	2,040	500	4,390	4,890	3,676
06/01/84	Delran	-	279	1,472	1,147	279	2,619	2,898	2,134
06/01/84	Orange Blossom	-	226	924	764	226	1,688	1,914	1,365
06/01/84	Cincinnati	-	402	1,573	1,888	402	3,461	3,863	2,796
06/01/84	Florence	-	185	740	1,231	185	1,971	2,156	1,536
07/01/84	Trevose/Old Lincoln	-	421	1,749	1,410	421	3,159	3,580	2,568
08/01/84	Medley	-	584	1,016	1,604	520	2,684	3,204	1,954

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/01/84	Oklahoma City	-	340	1,310	1,575	340	2,885	3,225	2,289
08/01/84	Newport News	-	356	2,395	2,066	356	4,461	4,817	3,614
08/01/84	Kaplan/Walnut Hill	-	971	2,359	2,347	971	4,706	5,677	3,865
08/01/84	Kaplan/Irving	-	677	1,592	5,543	673	7,139	7,812	4,278
09/01/84	Cockrell Hill	-	380	913	2,096	380	3,009	3,389	2,424
11/01/84	Omaha	-	109	806	1,158	109	1,964	2,073	1,496
11/01/84	Hialeah	-	886	1,784	1,489	886	3,273	4,159	2,588
12/01/84	Austin/Lamar	-	643	947	1,283	642	2,231	2,873	1,844
12/01/84	Pompano	-	399	1,386	2,029	399	3,415	3,814	2,621
12/01/84	Fort Worth	-	122	928	452	122	1,380	1,502	1,109
12/01/84	Montgomeryville	-	215	2,085	1,437	215	3,522	3,737	2,875
01/01/85	Cranston	-	175	722	783	175	1,505	1,680	1,230
01/01/85	Bossier City	-	184	1,542	1,591	184	3,133	3,317	2,554
02/01/85	Simi Valley	-	737	1,389	970	737	2,359	3,096	1,924
02/01/85	Hurst	-	231	1,220	884	231	2,104	2,335	1,710
03/01/85	Chattanooga	-	202	1,573	1,848	202	3,421	3,623	2,837
03/01/85	Portland	-	285	941	912	285	1,853	2,138	1,462
03/01/85	Fern Park	-	144	1,107	821	144	1,928	2,072	1,584
03/01/85	Fairfield	-	338	1,187	1,475	338	2,662	3,000	2,013
03/01/85	Houston / Westheimer	-	850	1,179	1,054	850	2,233	3,083	2,087
04/01/85	Austin/ S. First	-	778	1,282	1,311	778	2,593	3,371	2,042
04/01/85	Cincinnati/ E. Kemper	-	232	1,573	1,318	232	2,891	3,123	2,306
04/01/85	Cincinnati/ Colerain	-	253	1,717	1,842	253	3,559	3,812	2,833
04/01/85	Florence/ Tanner Lane	-	218	1,477	1,683	218	3,160	3,378	2,438
04/01/85	Laguna Hills	-	1,224	3,303	1,769	1,223	5,073	6,296	4,178
05/01/85	Tacoma/ Phillips Rd.	-	396	1,204	1,088	396	2,292	2,688	1,819
05/01/85	Milwaukie/ Mcloughlin	-	458	742	1,253	458	1,995	2,453	1,485
05/01/85	Manchester/ S. Willow	-	371	2,129	1,065	371	3,194	3,565	2,526
05/01/85	Longwood	-	355	1,645	1,306	355	2,951	3,306	2,394
05/01/85	Columbus/Busch Blvd.	-	202	1,559	1,589	202	3,148	3,350	2,481
05/01/85	Columbus/Kinnear Rd.	-	241	1,865	1,672	241	3,537	3,778	2,905
05/01/85	Worthington	-	221	1,824	1,563	221	3,387	3,608	2,709
05/01/85	Arlington	-	201	1,497	1,546	201	3,043	3,244	2,424
06/01/85	N. Hollywood/ Raymer	-	967	848	6,396	968	7,243	8,211	2,383
06/01/85	Grove City/ Marlane Drive	-	150	1,157	1,111	150	2,268	2,418	1,859
06/01/85	Reynoldsburg	-	204	1,568	1,605	204	3,173	3,377	2,605
07/01/85	San Diego/ Kearny Mesa Rd	-	783	1,750	1,540	783	3,290	4,073	2,610
07/01/85	Scottsdale/ 70th St	-	632	1,368	1,285	632	2,653	3,285	2,113

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/85	Concord/ Hwy 29	-	150	750	1,309	150	2,059	2,209	1,622
07/01/85	Columbus/Morse Rd.	-	195	1,510	1,326	195	2,836	3,031	2,285
07/01/85	Columbus/Kenney Rd.	-	199	1,531	1,441	199	2,972	3,171	2,461
07/01/85	Westerville	-	199	1,517	1,625	305	3,036	3,341	2,477
07/01/85	Springfield	-	90	699	997	90	1,696	1,786	1,306
07/01/85	Dayton/Needmore Road	-	144	1,108	1,115	144	2,223	2,367	1,778
07/01/85	Dayton/Executive Blvd.	-	160	1,207	1,365	159	2,573	2,732	2,040
07/01/85	Lilburn	-	331	969	795	330	1,765	2,095	1,436
09/01/85	Columbus/ Sinclair	-	307	893	1,173	307	2,066	2,373	1,583
09/01/85	Philadelphia/ Tacony St	-	118	1,782	1,359	118	3,141	3,259	2,500
10/01/85	N. Hollywood/ Whitsett	-	1,524	2,576	1,802	1,524	4,378	5,902	3,538
10/01/85	Portland/ SE 82nd St	-	354	496	819	354	1,315	1,669	1,055
10/01/85	Columbus/ Ambleside	-	124	1,526	956	124	2,482	2,606	2,028
10/01/85	Indianapolis/ Pike Place	-	229	1,531	1,517	229	3,048	3,277	2,655
10/01/85	Indianapolis/ Beach Grove	-	198	1,342	1,298	198	2,640	2,838	2,130
10/01/85	Hartford/ Roberts	-	219	1,481	6,958	409	8,249	8,658	3,567
10/01/85	Wichita/ S. Rock Rd.	-	501	1,478	1,271	642	2,608	3,250	2,011
10/01/85	Wichita/ E. Harry	-	313	1,050	879	285	1,957	2,242	1,470
10/01/85	Wichita/ S. Woodlawn	-	263	905	933	263	1,838	2,101	1,385
10/01/85	Wichita/ E. Kellogg	-	185	658	396	185	1,054	1,239	811
10/01/85	Wichita/ S. Tyler	-	294	1,004	803	294	1,807	2,101	1,382
10/01/85	Wichita/ W. Maple	-	234	805	477	234	1,282	1,516	982
10/01/85	Wichita/ Carey Lane	-	192	674	481	192	1,155	1,347	875
10/01/85	Wichita/ E. Macarthur	-	220	775	344	220	1,119	1,339	869
10/01/85	Joplin/ S. Range Line	-	264	904	758	264	1,662	1,926	1,248
10/01/85	San Antonio/ Wetmore Rd.	-	306	1,079	1,362	306	2,441	2,747	2,022
10/01/85	San Antonio/ Callaghan	-	288	1,016	1,139	288	2,155	2,443	1,793
10/01/85	San Antonio/ Zarzamora	-	364	1,281	1,488	364	2,769	3,133	2,308
10/01/85	San Antonio/ Hackberry	-	388	1,367	3,801	388	5,168	5,556	3,319
10/01/85	San Antonio/ Fredericksburg	-	287	1,009	1,536	287	2,545	2,832	2,161
10/01/85	Dallas/ S. Westmoreland	-	474	1,670	1,194	474	2,864	3,338	2,339
10/01/85	Dallas/ Alvin St.	-	359	1,266	1,062	359	2,328	2,687	1,945
10/01/85	Fort Worth/ W. Beach St.	-	356	1,252	901	356	2,153	2,509	1,842
10/01/85	Fort Worth/ E. Seminary	-	382	1,346	922	382	2,268	2,650	1,947
10/01/85	Fort Worth/ Cockrell St.	-	323	1,136	829	323	1,965	2,288	1,657
11/01/85	Everett/ Evergreen	-	706	2,294	1,787	705	4,082	4,787	3,522
11/01/85	Seattle/ Empire Way	-	1,652	5,348	2,967	1,651	8,316	9,967	6,981
12/01/85	Milpitas	-	1,623	1,577	1,416	1,623	2,993	4,616	2,393

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/01/85	Pleasanton/ Santa Rita	-	1,226	2,078	1,719	1,225	3,798	5,023	3,069
12/01/85	Amherst/ Niagra Falls	-	132	701	882	132	1,583	1,715	1,309
12/01/85	West Sams Blvd.	-	164	1,159	196	164	1,355	1,519	1,120
12/01/85	MacArthur Rd.	-	204	1,628	949	204	2,577	2,781	2,206
12/01/85	Brockton/ Main	-	153	2,020	708	153	2,728	2,881	2,264
12/01/85	Eatontown/ Hwy 35	-	308	4,067	2,976	308	7,043	7,351	5,928
12/01/85	Denver/ Leetsdale	-	603	847	806	603	1,653	2,256	1,382
01/01/86	Mapleshade/ Rudderow	-	362	1,811	1,571	362	3,382	3,744	2,838
01/01/86	Bordentown/ Groveville	-	196	981	809	196	1,790	1,986	1,470
01/01/86	Sun Valley/ Sheldon	-	544	1,836	1,303	544	3,139	3,683	2,650
01/01/86	Las Vegas/ Highland	-	432	848	829	432	1,677	2,109	1,396
02/01/86	Costa Mesa/ Pomona	-	1,405	1,520	1,444	1,404	2,965	4,369	2,464
02/01/86	Brea/ Imperial Hwy	-	1,069	2,165	1,562	1,069	3,727	4,796	3,135
02/01/86	Skokie/ McCormick	-	638	1,912	1,382	638	3,294	3,932	2,816
02/01/86	Colorado Springs/ Sinton	-	535	1,115	1,367	535	2,482	3,017	2,185
02/01/86	Oklahoma City/ Penn	-	146	829	689	146	1,518	1,664	1,283
02/01/86	Oklahoma City/ 39th	-	238	812	957	238	1,769	2,007	1,495
03/01/86	Jacksonville/ Wiley	-	140	510	701	140	1,211	1,351	1,010
03/01/86	St. Louis/ Forder	-	517	1,133	1,097	516	2,231	2,747	1,817
03/03/86	Tampa / 56th	-	450	1,360	789	450	2,149	2,599	1,915
04/01/86	Reno/ Telegraph	-	649	1,051	1,702	649	2,753	3,402	2,325
04/01/86	St. Louis/Kirkham	-	199	1,001	845	199	1,846	2,045	1,636
04/01/86	St. Louis/Reavis	-	192	958	685	192	1,643	1,835	1,430
04/01/86	Fort Worth/East Loop	-	196	804	749	196	1,553	1,749	1,332
05/01/86	Westlake Village	-	1,205	995	5,815	1,256	6,759	8,015	2,658
05/01/86	Sacramento/Franklin Blvd.	-	872	978	4,113	1,139	4,824	5,963	4,526
06/01/86	Richland Hills	-	543	857	980	543	1,837	2,380	1,562
06/01/86	West Valley/So. 3600	-	208	1,552	1,161	208	2,713	2,921	2,331
07/01/86	Colorado Springs/ Hollow Tree	-	574	726	937	574	1,663	2,237	1,412
07/01/86	West LA/Purdue Ave.	-	2,415	3,585	1,626	2,416	5,210	7,626	4,586
07/01/86	Capital Heights/Central Ave.	-	649	3,851	7,688	649	11,539	12,188	5,813
07/01/86	Pontiac/Dixie Hwy.	-	259	2,091	1,114	259	3,205	3,464	2,778
08/01/86	Laurel/Ft. Meade Rd.	-	475	1,475	1,189	475	2,664	3,139	2,314
08/01/86	Hammond / Calumet	-	97	751	1,271	97	2,022	2,119	1,755
09/01/86	Kansas City/S. 44th.	-	509	1,906	1,929	508	3,836	4,344	3,224
09/01/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	1,963	1,070	5,118	6,188	4,623
10/01/86	Peralta/Fremont	-	851	1,074	794	851	1,868	2,719	1,631
10/01/86	Birmingham/Highland	-	89	786	770	149	1,496	1,645	1,278

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/86	Birmingham/Riverchase	-	262	1,338	1,284	278	2,606	2,884	2,255
10/01/86	Birmingham/Eastwood	-	166	1,184	1,195	232	2,313	2,545	2,024
10/01/86	Birmingham/Forestdale	-	152	948	924	190	1,834	2,024	1,581
10/01/86	Birmingham/Centerpoint	-	265	1,305	1,140	273	2,437	2,710	2,072
10/01/86	Birmingham/Roebuck Plaza	-	101	399	895	340	1,055	1,395	882
10/01/86	Birmingham/Greensprings	-	347	1,173	790	16	2,294	2,310	1,954
10/01/86	Birmingham/Hoover-Lorna	-	372	1,128	986	266	2,220	2,486	1,887
10/01/86	Midfield/Bessemer	-	170	355	702	95	1,132	1,227	930
10/01/86	Huntsville/Leeman Ferry Rd.	-	158	992	1,089	198	2,041	2,239	1,759
10/01/86	Huntsville/Drake	-	253	1,172	1,054	248	2,231	2,479	1,871
10/01/86	Anniston/Whiteside	-	59	566	583	107	1,101	1,208	956
10/01/86	Houston/Glenvista	-	595	1,043	1,656	594	2,700	3,294	2,275
10/01/86	Houston/I-45	-	704	1,146	2,338	703	3,485	4,188	2,890
10/01/86	Houston/Rogerdale	-	1,631	2,792	2,560	1,631	5,352	6,983	4,512
10/01/86	Houston/Gessner	-	1,032	1,693	2,282	1,032	3,975	5,007	3,380
10/01/86	Houston/Richmond-Fairdale	-	1,502	2,506	2,984	1,501	5,491	6,992	4,751
10/01/86	Houston/Gulfton	-	1,732	3,036	2,942	1,732	5,978	7,710	5,172
10/01/86	Houston/Westpark	-	503	854	1,048	502	1,903	2,405	1,595
10/01/86	Jonesboro	-	157	718	767	156	1,486	1,642	1,270
10/01/86	Houston / South Loop West	-	1,299	3,491	3,318	1,298	6,810	8,108	5,953
10/01/86	Houston / Plainfield Road	-	904	2,319	2,561	903	4,881	5,784	4,277
10/01/86	Houston / North Freeway	-	-	2,706	1,584	-	4,290	4,290	3,117
10/01/86	Houston / Old Katy Road	-	1,365	3,431	2,531	1,163	6,164	7,327	4,219
10/01/86	Houston / Long Point	-	451	1,187	1,578	451	2,765	3,216	2,356
10/01/86	Austin / Research Blvd.	-	1,390	1,710	1,614	1,390	3,324	4,714	2,872
11/01/86	Arleta / Osborne Street	-	987	663	768	986	1,432	2,418	1,180
12/01/86	Lynnwood / 196th Street	-	1,063	1,602	8,090	1,405	9,350	10,755	5,063
12/01/86	N. Auburn / Auburn Way N.	-	606	1,144	1,075	606	2,219	2,825	1,979
12/01/86	Gresham / Burnside & 202nd	-	351	1,056	1,095	351	2,151	2,502	1,911
12/01/86	Denver / Sheridan Boulevard	-	1,033	2,792	2,559	1,033	5,351	6,384	4,776
12/01/86	Marietta / Cobb Parkway	-	536	2,764	2,262	535	5,027	5,562	4,472
12/01/86	Hillsboro / T.V. Highway	-	461	574	748	461	1,322	1,783	1,208
12/01/86	San Antonio / West Sunset Road	-	1,206	1,594	1,556	1,207	3,149	4,356	2,736
12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	265	1,149	2,711	3,860	2,430
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,866	1,448	5,108	6,556	2,581
12/31/86	Houston / Larkwood	-	247	602	660	246	1,263	1,509	1,015
12/31/86	Northridge	-	3,624	1,922	7,319	3,642	9,223	12,865	3,971
12/31/86	Santa Clara / Duane	-	1,950	1,004	724	1,950	1,728	3,678	1,364

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/31/86	Oyster Point	-	1,569	1,490	675	1,569	2,165	3,734	1,888
12/31/86	Walnut	-	767	613	5,614	769	6,225	6,994	2,886
03/01/87	Annandale / Ravensworth	-	679	1,621	1,037	679	2,658	3,337	2,333
04/01/87	City Of Industry / Amar	-	748	2,052	1,444	748	3,496	4,244	2,387
05/01/87	Oklahoma City / W. Hefner	-	459	941	958	459	1,899	2,358	1,686
07/01/87	Oakbrook Terrace	-	912	2,688	2,242	1,580	4,262	5,842	3,896
08/01/87	San Antonio/Austin Hwy.	-	400	850	307	400	1,157	1,557	1,117
10/01/87	Plantation/S. State Rd.	-	924	1,801	234	924	2,035	2,959	1,984
10/01/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,902	1,702	13,200	14,902	5,868
02/01/88	Anaheim/Lakeview	-	995	1,505	368	995	1,873	2,868	1,843
06/07/88	Mesquite / Sorrento Drive	-	928	1,011	7,019	1,045	7,913	8,958	3,512
07/01/88	Fort Wayne	-	101	1,524	950	101	2,474	2,575	1,940
01/01/92	Costa Mesa	-	533	980	850	535	1,828	2,363	1,711
03/01/92	Dallas / Walnut St.	-	537	1,008	493	537	1,501	2,038	1,455
05/01/92	Camp Creek	-	576	1,075	645	575	1,721	2,296	1,391
09/01/92	Orlando/W. Colonial	-	368	713	394	367	1,108	1,475	900
09/01/92	Jacksonville/Arlington	-	554	1,065	460	554	1,525	2,079	1,205
10/01/92	Stockton/Mariners	-	381	730	274	380	1,005	1,385	826
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	687	599	1,806	2,405	1,425
01/01/93	Redwood City/Storage	-	907	1,684	320	907	2,004	2,911	1,555
01/01/93	City Of Industry	-	1,611	2,991	1,085	1,610	4,077	5,687	3,186
01/01/93	San Jose/Felipe	-	1,124	2,088	1,306	1,124	3,394	4,518	2,639
01/01/93	Baldwin Park/Garvey Ave	-	840	1,561	1,115	771	2,745	3,516	1,898
03/19/93	Westminister / W. 80th	-	840	1,586	528	840	2,114	2,954	1,662
04/26/93	Costa Mesa / Newport	752	2,141	3,989	5,662	3,732	8,060	11,792	4,786
05/13/93	Austin /N. Lamar	-	919	1,695	8,773	1,421	9,966	11,387	5,004
05/28/93	Jacksonville/Phillips Hwy.	-	406	771	373	406	1,144	1,550	892
05/28/93	Tampa/Nebraska Avenue	-	550	1,043	556	550	1,599	2,149	1,270
06/09/93	Calabasas / Ventura Blvd.	-	1,762	3,269	381	1,761	3,651	5,412	2,823
06/09/93	Carmichael / Fair Oaks	-	573	1,052	368	573	1,420	1,993	1,127
06/09/93	Santa Clara / Duane	-	454	834	268	453	1,103	1,556	845
06/10/93	Citrus Heights / Sylvan Road	-	438	822	449	437	1,272	1,709	951
06/25/93	Trenton / Allen Road	-	623	1,166	635	623	1,801	2,424	1,271
06/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	314	1,085	2,331	3,416	1,777
07/16/93	Austin / So. Congress Ave	-	777	1,445	492	777	1,937	2,714	1,513
08/01/93	Gaithersburg / E. Diamond	-	602	1,139	292	602	1,431	2,033	1,085
08/11/93	Atlanta / Northside	-	1,150	2,149	619	1,150	2,768	3,918	2,107
08/11/93	Smyrna/ Rosswill Rd	-	446	842	361	446	1,203	1,649	920

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/13/93	So. Brunswick/Highway	-	1,076	2,033	622	1,076	2,655	3,731	2,021
10/01/93	Denver / Federal Blvd	-	875	1,633	412	875	2,045	2,920	1,551
10/01/93	Citrus Heights	-	527	987	302	527	1,289	1,816	1,008
10/01/93	Lakewood / 6th Ave	-	798	1,489	146	685	1,748	2,433	1,324
10/27/93	Houston / S Shaver St	-	481	896	330	481	1,226	1,707	925
11/03/93	Upland/S. Euclid Ave.	-	431	807	667	508	1,397	1,905	1,059
11/16/93	Norcross / Jimmy Carter	-	627	1,167	300	626	1,468	2,094	1,124
11/16/93	Seattle / 13th	-	1,085	2,015	842	1,085	2,857	3,942	2,202
12/09/93	Salt Lake City	-	765	1,422	95	633	1,649	2,282	902
12/16/93	West Valley City	-	683	1,276	464	682	1,741	2,423	1,303
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	353	607	1,487	2,094	1,152
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	676	1,575	3,617	5,192	2,948
12/29/93	Orange / Main	-	1,238	2,317	1,782	1,593	3,744	5,337	2,840
12/29/93	Sunnyvale / Wedell	-	554	1,037	828	725	1,694	2,419	1,268
12/29/93	El Cajon / Magnolia	-	421	791	798	541	1,469	2,010	1,055
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	849	601	1,582	2,183	1,207
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	619	436	1,200	1,636	914
12/29/93	Irving / West Loop 12	-	341	643	320	354	950	1,304	724
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,490	1,159	2,922	4,081	2,112
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	883	798	1,895	2,693	1,374
12/29/93	Los Alimitos / Cerritos	-	695	1,299	862	874	1,982	2,856	1,379
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	697	692	1,660	2,352	1,241
12/29/93	Indianapolis / E. Washington	-	403	775	870	505	1,543	2,048	1,196
12/29/93	Gardena / Western Ave.	-	552	1,035	758	695	1,650	2,345	1,204
12/29/93	Palm Bay / Bobcock Street	-	409	775	628	525	1,287	1,812	1,014
01/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	185	1,590	3,947	5,537	2,929
01/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	409	657	1,726	2,383	1,263
01/12/94	Honolulu / Iwaena	-	-	3,382	1,220	-	4,602	4,602	3,356
01/12/94	Miami / Golden Glades	-	579	1,081	718	557	1,821	2,378	1,399
01/21/94	Herndon / Centreville Road	-	1,584	2,981	2,307	1,358	5,514	6,872	2,889
02/08/94	Las Vegas/S. MLK Blvd.	-	1,383	2,592	1,398	1,435	3,938	5,373	2,901
02/28/94	Arlingtn/Old Jefferson	-	735	1,399	794	630	2,298	2,928	1,784
03/08/94	Beaverton / Sw Barnes Road	-	942	1,810	334	807	2,279	3,086	1,748
03/21/94	Austin / Arboretum	-	473	897	2,981	1,553	2,798	4,351	1,739
03/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	545	921	2,731	3,652	1,976
03/25/94	East Brunswick / Milltown Road	-	1,282	2,411	519	1,099	3,113	4,212	2,355
03/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	755	950	3,025	3,975	2,132
03/31/94	Hypoluxo	-	735	1,404	3,035	630	4,544	5,174	3,623

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/26/94	No. Highlands / Roseville Road	-	980	1,835	547	840	2,522	3,362	1,953
05/12/94	Fort Pierce/Okeechobee Road	-	438	842	280	375	1,185	1,560	1,043
05/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	659	1,762	4,782	6,544	3,485
05/24/94	La/Huntington	-	483	905	376	414	1,350	1,764	1,023
06/09/94	Chattanooga / Brainerd Road	-	613	1,170	484	525	1,742	2,267	1,249
06/09/94	Chattanooga / Ringgold Road	-	761	1,433	863	652	2,405	3,057	1,787
06/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	436	718	2,126	2,844	1,587
06/23/94	Las Vegas / Tropicana	-	750	1,408	554	643	2,069	2,712	1,529
06/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	411	897	2,521	3,418	1,867
06/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	244	669	2,073	2,742	1,253
06/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	723	456	1,803	2,259	1,446
07/20/94	Milpitas / Dempsey Road	-	1,260	2,358	315	1,080	2,853	3,933	2,079
08/17/94	Beaverton / S.W. Denny Road	-	663	1,245	200	568	1,540	2,108	1,126
08/17/94	Irwindale / Central Ave.	-	674	1,263	214	578	1,573	2,151	1,131
08/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	682	1,312	3,813	5,125	2,799
08/17/94	North Brunswick / How Lane	-	1,238	2,323	343	1,061	2,843	3,904	1,988
08/17/94	Lombard / 64th	-	847	1,583	444	726	2,148	2,874	1,601
08/17/94	Alsip / 27th	-	406	765	227	348	1,050	1,398	769
09/15/94	Huntsville / Old Monrovia Rd	-	613	1,157	396	525	1,641	2,166	1,204
09/27/94	West Haven / Bull Hill Lane	-	455	873	5,518	1,963	4,883	6,846	2,706
09/30/94	San Francisco / Marin St.	-	1,227	2,339	1,361	1,371	3,556	4,927	2,572
09/30/94	Baltimore / Hillen Street	-	580	1,095	627	497	1,805	2,302	1,369
09/30/94	San Francisco /10th & Howard	-	1,423	2,668	533	1,221	3,403	4,624	2,409
09/30/94	Montebello / E. Whittier	-	383	732	288	329	1,074	1,403	798
09/30/94	Arlington / Collins	-	228	435	508	195	976	1,171	763
09/30/94	Miami / S.W. 119th Ave	-	656	1,221	172	562	1,487	2,049	1,071
09/30/94	Blackwood / Erial Road	-	774	1,437	232	663	1,780	2,443	1,277
09/30/94	Concord / Monument	-	1,092	2,027	549	936	2,732	3,668	2,004
09/30/94	Rochester / Lee Road	-	469	871	446	402	1,384	1,786	1,082
09/30/94	Houston / Bellaire	-	623	1,157	518	534	1,764	2,298	1,290
09/30/94	Austin / Lamar Blvd	-	781	1,452	231	669	1,795	2,464	1,295
09/30/94	Milwaukee / Lovers Lane Rd	-	469	871	352	402	1,290	1,692	954
09/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	163	903	2,250	3,153	1,660
09/30/94	St. Petersburg / 66Th St.	-	427	793	420	366	1,274	1,640	957
09/30/94	Dayton Bch / N. Nova Road	-	396	735	288	339	1,080	1,419	839
09/30/94	Maple Shade / Route 38	-	994	1,846	442	852	2,430	3,282	1,745
09/30/94	Marlton / Route 73 N.	-	938	1,742	(833)	557	1,290	1,847	1,246
09/30/94	Naperville / E. Ogden Ave	-	683	1,268	364	585	1,730	2,315	1,270

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/30/94	Long Beach / South Street	-	1,778	3,307	767	1,524	4,328	5,852	3,023
09/30/94	Aloha / S.W. Shaw	-	805	1,495	215	690	1,825	2,515	1,305
09/30/94	Alexandria / S. Pickett	-	1,550	2,879	411	1,329	3,511	4,840	2,538
09/30/94	Houston / Highway 6 North	-	1,120	2,083	467	960	2,710	3,670	1,953
09/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	424	489	1,566	2,055	1,137
09/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	910	1,311	3,969	5,280	2,874
09/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	312	1,461	3,721	5,182	2,650
09/30/94	San Antonio / Austin Hwy	-	592	1,098	411	507	1,594	2,101	1,150
09/30/94	Sharonville / E. Kemper	-	574	1,070	513	492	1,665	2,157	1,266
10/13/94	Davie / State Road 84	-	744	1,467	1,025	637	2,599	3,236	1,731
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,605	1,022	2,790	3,812	1,925
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,459	1,423	3,775	5,198	2,591
12/19/94	Salt Lake City/West North Temple	-	490	917	35	385	1,057	1,442	553
12/28/94	Milpitas / Watson	-	1,575	2,925	500	1,350	3,650	5,000	2,594
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	319	1,035	2,735	3,770	1,929
12/28/94	Venice / Guthrie	-	578	1,073	208	495	1,364	1,859	984
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	630	780	2,455	3,235	1,713
01/04/95	Chula Vista / Main Street	-	735	1,802	532	735	2,334	3,069	1,641
01/05/95	Pantego / West Park	-	315	735	261	315	996	1,311	723
01/12/95	Roswell / Alpharetta	-	423	993	456	423	1,449	1,872	1,135
01/23/95	San Leandro / Hesperian	-	734	1,726	203	733	1,930	2,663	1,355
01/24/95	Nashville / Elm Hill	-	338	791	552	337	1,344	1,681	1,048
02/03/95	Reno / S. Mccarron Blvd	-	1,080	2,537	384	1,080	2,921	4,001	2,025
02/15/95	Schiller Park	-	1,688	3,939	2,814	1,688	6,753	8,441	3,715
02/15/95	Lansing	-	1,514	3,534	727	1,514	4,261	5,775	2,844
02/15/95	Pleasanton	-	1,257	2,932	185	1,256	3,118	4,374	1,993
02/15/95	LA/Sepulveda	-	1,453	3,390	223	1,453	3,613	5,066	2,296
02/28/95	Decatur / Flat Shoal	-	970	2,288	859	970	3,147	4,117	2,377
02/28/95	Smyrna / S. Cobb	-	663	1,559	692	663	2,251	2,914	1,633
02/28/95	Downey / Bellflower	-	916	2,158	327	916	2,485	3,401	1,781
02/28/95	Vallejo / Lincoln	-	445	1,052	448	445	1,500	1,945	1,102
02/28/95	Lynnwood / 180th St	-	516	1,205	297	516	1,502	2,018	1,131
02/28/95	Kent / Pacific Hwy	-	728	1,711	216	728	1,927	2,655	1,368
02/28/95	Kirkland	-	1,254	2,932	545	1,253	3,478	4,731	2,545
02/28/95	Federal Way/Pacific	-	785	1,832	384	785	2,216	3,001	1,599
02/28/95	Tampa / S. Dale	-	791	1,852	396	791	2,248	3,039	1,641
02/28/95	Burlingame/Adrian Rd	-	2,280	5,349	617	2,280	5,966	8,246	4,209
02/28/95	Miami / Cloverleaf	-	606	1,426	442	606	1,868	2,474	1,388

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

02/28/95	Pinole / San Pablo	-	639	1,502	451	639	1,953	2,592	1,444
02/28/95	South Gate / Firesto	-	1,442	3,449	521	1,442	3,970	5,412	2,893
02/28/95	San Jose / Mabury	-	892	2,088	284	892	2,372	3,264	1,676
02/28/95	La Puente / Valley Blvd	-	591	1,390	299	591	1,689	2,280	1,239
02/28/95	San Jose / Capitol E	-	1,215	2,852	399	1,215	3,251	4,466	2,189
02/28/95	Milwaukie / 40th Street	-	576	1,388	298	579	1,683	2,262	1,114
02/28/95	Portland / N. Lombard	-	812	1,900	379	812	2,279	3,091	1,576
02/28/95	Miami / Biscayne	-	1,313	3,076	628	1,313	3,704	5,017	2,569
02/28/95	Chicago / Clark Street	-	442	1,031	641	442	1,672	2,114	1,182
02/28/95	Palatine / Dundee	-	698	1,643	725	698	2,368	3,066	1,829
02/28/95	Williamsville/Transit	-	284	670	400	284	1,070	1,354	820
02/28/95	Amherst / Sheridan	-	484	1,151	348	483	1,500	1,983	1,069
03/02/95	Everett / Highway 99	-	859	2,022	312	858	2,335	3,193	1,680
03/02/95	Burien / 1St Ave South	-	763	1,783	586	763	2,369	3,132	1,784
03/02/95	Kent / South 238th Street	-	763	1,783	372	763	2,155	2,918	1,550
03/31/95	Cheverly / Central Ave	-	911	2,164	518	910	2,683	3,593	1,951
05/01/95	Sandy / S. State Street	-	1,043	2,442	17	923	2,579	3,502	1,418
05/03/95	Largo / Ulmerton Roa	-	263	654	254	262	909	1,171	674
05/08/95	Fairfield/Western Street	-	439	1,030	158	439	1,188	1,627	833
05/08/95	Dallas / W. Mockingbird	-	1,440	3,371	380	1,440	3,751	5,191	2,600
05/08/95	East Point / Lakewood	-	884	2,071	502	884	2,573	3,457	1,880
05/25/95	Falls Church / Gallows Rd	-	350	835	9,398	3,560	7,023	10,583	2,229
06/12/95	Baltimore / Old Waterloo	-	769	1,850	278	769	2,128	2,897	1,488
06/12/95	Pleasant Hill / Hookston	-	766	1,848	382	742	2,254	2,996	1,523
06/12/95	Mountain View/Old Middlefield	-	2,095	4,913	223	2,094	5,137	7,231	3,516
06/30/95	San Jose / Blossom Hill	-	1,467	3,444	453	1,467	3,897	5,364	2,662
06/30/95	Fairfield / Kings Highway	-	1,811	4,273	809	1,810	5,083	6,893	3,448
06/30/95	Pacoima / Paxton Street	-	840	1,976	267	840	2,243	3,083	1,586
06/30/95	Portland / Prescott	-	647	1,509	294	647	1,803	2,450	1,271
06/30/95	St. Petersburg	-	352	827	377	352	1,204	1,556	898
06/30/95	Dallas / Audelia Road	-	1,166	2,725	1,639	1,166	4,364	5,530	3,191
06/30/95	Miami Gardens	-	823	1,929	517	823	2,446	3,269	1,704
06/30/95	Grand Prairie / 19th	-	566	1,329	300	566	1,629	2,195	1,127
06/30/95	Joliet / Jefferson Street	-	501	1,181	327	501	1,508	2,009	1,057
06/30/95	Bridgeton / Pennridge	-	283	661	273	283	934	1,217	690
06/30/95	Portland / S.E.92nd	-	638	1,497	276	638	1,773	2,411	1,250
06/30/95	Houston / S.W. Freeway	-	537	1,254	7,171	1,140	7,822	8,962	3,568
06/30/95	Milwaukee / Brown	-	358	849	395	358	1,244	1,602	910

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/95	Orlando / W. Oak Ridge	-	698	1,642	525	697	2,168	2,865	1,539
06/30/95	Lauderhill / State Road	-	644	1,508	399	644	1,907	2,551	1,396
06/30/95	Orange Park /Blanding Blvd	-	394	918	420	394	1,338	1,732	983
06/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	456	703	2,099	2,802	1,458
06/30/95	St. Louis / Page Service Drive	-	531	1,241	301	531	1,542	2,073	1,078
06/30/95	Independence /E. 42nd	-	438	1,023	359	438	1,382	1,820	966
06/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	409	715	2,086	2,801	1,475
06/30/95	Edgewater Park / Route 130	-	683	1,593	267	683	1,860	2,543	1,278
06/30/95	Beaverton / S.W. 110	-	572	1,342	314	572	1,656	2,228	1,159
06/30/95	Markham / W. 159Th Place	-	230	539	322	229	862	1,091	642
06/30/95	Houston / N.W. Freeway	-	447	1,066	312	447	1,378	1,825	971
06/30/95	Portland / Gantenbein	-	537	1,262	305	537	1,567	2,104	1,125
06/30/95	Upper Chichester/Market St.	-	569	1,329	332	569	1,661	2,230	1,129
06/30/95	Fort Worth / Hwy 80	-	379	891	350	379	1,241	1,620	907
06/30/95	Greenfield/ S. 108th	-	728	1,707	609	727	2,317	3,044	1,670
06/30/95	Altamonte Springs	-	566	1,326	388	566	1,714	2,280	1,215
06/30/95	Seattle / Delridge Way	-	760	1,779	318	760	2,097	2,857	1,488
06/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	443	748	2,201	2,949	1,494
06/30/95	Los Angeles / Beverly Blvd	-	787	1,886	2,046	787	3,932	4,719	2,383
06/30/95	Lawrenceville / Brunswick	-	841	1,961	252	840	2,214	3,054	1,520
06/30/95	Richmond / Carlson	-	865	2,025	416	864	2,442	3,306	1,729
06/30/95	Liverpool / Oswego Road	-	545	1,279	460	545	1,739	2,284	1,269
06/30/95	Rochester / East Ave	-	578	1,375	693	578	2,068	2,646	1,562
06/30/95	Pasadena / E. Beltway	-	757	1,767	428	757	2,195	2,952	1,480
07/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	719	2,894	7,543	10,437	5,284
07/31/95	Orlando / Lakehurst	-	450	1,063	344	450	1,407	1,857	948
07/31/95	Livermore / Portola	-	921	2,157	346	921	2,503	3,424	1,734
07/31/95	San Jose / Tully	-	912	2,137	557	912	2,694	3,606	1,967
07/31/95	Mission Bay	-	1,617	3,785	866	1,617	4,651	6,268	3,277
07/31/95	Las Vegas / Decatur	-	1,147	2,697	576	1,147	3,273	4,420	2,302
07/31/95	Pleasanton / Stanley	-	1,624	3,811	544	1,624	4,355	5,979	3,008
07/31/95	Castro Valley / Grove	-	757	1,772	165	756	1,938	2,694	1,326
07/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,396	2,133	4,324	6,457	2,834
07/31/95	Chicago / Wabash Ave	-	645	1,535	4,123	645	5,658	6,303	2,543
07/31/95	Springfield / Parker	-	765	1,834	400	765	2,234	2,999	1,538
07/31/95	Huntington Bch/Gotham	-	765	1,808	284	765	2,092	2,857	1,469
07/31/95	Tucker / Lawrenceville	-	630	1,480	333	630	1,813	2,443	1,258
07/31/95	Marietta / Canton Road	-	600	1,423	443	600	1,866	2,466	1,346

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/31/95	Wheeling / Hintz	-	450	1,054	265	450	1,319	1,769	922
08/01/95	Gresham / Division	-	607	1,428	289	607	1,717	2,324	1,088
08/01/95	Tucker / Lawrenceville	-	600	1,405	453	600	1,858	2,458	1,344
08/01/95	Decatur / Covington	-	720	1,694	496	720	2,190	2,910	1,490
08/11/95	Studio City/Ventura	-	1,285	3,015	419	1,285	3,434	4,719	2,446
08/12/95	Smyrna / Hargrove Road	-	1,020	3,038	626	1,020	3,664	4,684	2,523
09/01/95	Hayward / Mission Blvd	-	1,020	2,383	351	1,020	2,734	3,754	1,916
09/01/95	Park City / Belvider	-	600	1,405	216	600	1,621	2,221	1,107
09/01/95	New Castle/Dupont Parkway	-	990	2,369	2,115	990	4,484	5,474	2,066
09/01/95	Las Vegas / Rainbow	-	1,050	2,459	214	1,050	2,673	3,723	1,796
09/01/95	Mountain View / Reng	-	945	2,216	223	945	2,439	3,384	1,658
09/01/95	Venice / Cadillac	-	930	2,182	467	930	2,649	3,579	1,890
09/01/95	Simi Valley /Los Angeles	-	1,590	3,724	473	1,590	4,197	5,787	2,859
09/01/95	Spring Valley/Foreman	-	1,095	2,572	568	1,095	3,140	4,235	2,188
09/06/95	Darien / Frontage Road	-	975	2,321	323	975	2,644	3,619	1,825
09/30/95	Whittier	-	215	384	1,024	215	1,408	1,623	1,011
09/30/95	Van Nuys/Balboa	-	295	657	1,443	295	2,100	2,395	1,449
09/30/95	Huntington Beach	-	176	321	1,006	176	1,327	1,503	931
09/30/95	Monterey Park	-	124	346	1,028	124	1,374	1,498	1,055
09/30/95	Downey	-	191	317	1,023	191	1,340	1,531	966
09/30/95	Del Amo	-	474	742	1,642	474	2,384	2,858	1,587
09/30/95	Carson	-	375	735	928	375	1,663	2,038	1,150
09/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	764	1,920	5,268	7,188	3,306
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	547	1,590	4,263	5,853	2,668
10/31/95	Chicago / W. 47th Street	-	300	708	590	300	1,298	1,598	833
10/31/95	Los Angeles / Eastern	-	455	1,070	260	454	1,331	1,785	867
11/15/95	Costa Mesa	-	522	1,218	177	522	1,395	1,917	947
11/15/95	Plano / E. 14th	-	705	1,646	289	705	1,935	2,640	1,265
11/15/95	Citrus Heights/Sunrise	-	520	1,213	312	520	1,525	2,045	1,045
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	215	470	1,312	1,782	884
11/15/95	So San Francisco/Spruce	-	1,905	4,444	834	1,904	5,279	7,183	3,462
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	862	1,681	4,813	6,494	3,223
11/16/95	Palm Beach Gardens	-	657	1,540	300	657	1,840	2,497	1,272
11/16/95	Delray Beach	-	600	1,407	271	600	1,678	2,278	1,179
01/01/96	Bensenville/York Rd	-	667	1,602	1,346	667	2,948	3,615	1,695
01/01/96	Louisville/Preston	-	211	1,060	842	211	1,902	2,113	1,052
01/01/96	San Jose/Aborn Road	-	615	1,342	919	615	2,261	2,876	1,280
01/01/96	Englewood/Federal	-	481	1,395	947	481	2,342	2,823	1,371

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/96	W. Hollywood/Santa Monica	-	3,415	4,577	3,153	3,414	7,731	11,145	4,416
01/01/96	Orland Hills/W. 159th	-	917	2,392	1,880	917	4,272	5,189	2,488
01/01/96	Merrionette Park	-	818	2,020	1,496	818	3,516	4,334	1,951
01/01/96	Denver/S Quebec	-	1,849	1,941	1,661	1,849	3,602	5,451	2,107
01/01/96	Tigard/S.W. Pacific	-	633	1,206	1,033	633	2,239	2,872	1,252
01/01/96	Coram/Middle Count	-	507	1,421	1,031	507	2,452	2,959	1,369
01/01/96	Houston/FM 1960	-	635	1,294	1,230	635	2,524	3,159	1,475
01/01/96	Kent/Military Trail	-	409	1,670	1,317	409	2,987	3,396	1,715
01/01/96	Turnersville/Black	-	165	1,360	1,064	165	2,424	2,589	1,374
01/01/96	Sewell/Rts. 553	-	323	1,138	891	323	2,029	2,352	1,125
01/01/96	Maple Shade/Fellowship	-	331	1,421	1,041	331	2,462	2,793	1,350
01/01/96	Hyattsville/Kenilworth	-	509	1,757	1,309	508	3,067	3,575	1,691
01/01/96	Waterbury/Captain	-	434	2,089	1,649	434	3,738	4,172	1,896
01/01/96	Bedford Hts/Miles	-	835	1,577	1,492	835	3,069	3,904	1,736
01/01/96	Livonia/Newburgh	-	635	1,407	1,032	635	2,439	3,074	1,353
01/01/96	Sunland/Sunland Blvd.	-	631	1,965	1,261	631	3,226	3,857	1,765
01/01/96	Des Moines	-	448	1,350	938	447	2,289	2,736	1,299
01/01/96	Oxonhill/Indianhead	-	772	2,017	1,736	772	3,753	4,525	2,113
01/01/96	Sacramento/N. 16th	-	582	2,610	1,854	582	4,464	5,046	2,046
01/01/96	Houston/Westheimer	-	1,508	2,274	1,875	1,508	4,149	5,657	2,365
01/01/96	San Pablo/San Pablo	-	565	1,232	972	565	2,204	2,769	1,215
01/01/96	Bowie/Woodcliff	-	718	2,336	1,586	718	3,922	4,640	2,146
01/01/96	Milwaukee/S. 84th	-	444	1,868	1,525	444	3,393	3,837	1,826
01/01/96	Clinton/Malcolm Road	-	593	2,123	1,500	592	3,624	4,216	1,956
01/03/96	San Gabriel	-	1,005	2,345	446	1,005	2,791	3,796	1,954
01/05/96	San Francisco, Second St.	-	2,880	6,814	289	2,879	7,104	9,983	4,644
01/12/96	San Antonio, TX	-	912	2,170	236	912	2,406	3,318	1,552
02/29/96	Naples, FL/Old US 41	-	849	2,016	351	849	2,367	3,216	1,597
02/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	311	1,781	5,035	6,816	3,278
02/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,055	1,928	5,578	7,506	3,950
02/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	330	3,479	8,479	11,958	5,648
02/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	334	940	2,557	3,497	1,693
02/29/96	Jupiter FL/Military Trail	-	2,280	5,347	429	2,280	5,776	8,056	3,845
02/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	321	736	2,064	2,800	1,388
02/29/96	New Port Richey/State Rd 54	-	857	2,025	402	856	2,428	3,284	1,625
02/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,241	974	3,750	4,724	2,469
03/08/96	Atlanta/Roswell	-	898	3,649	219	898	3,868	4,766	2,513
03/31/96	Oakland	-	1,065	2,764	612	1,065	3,376	4,441	2,287

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/96	Saratoga	-	2,339	6,081	802	2,339	6,883	9,222	4,163
03/31/96	Randallstown	-	1,359	3,527	774	1,359	4,301	5,660	2,844
03/31/96	Plano	-	650	1,682	209	649	1,892	2,541	1,247
03/31/96	Houston	-	543	1,402	281	543	1,683	2,226	1,094
03/31/96	Irvine	-	1,920	4,975	1,604	1,920	6,579	8,499	4,424
03/31/96	Milwaukee	-	542	1,402	252	542	1,654	2,196	1,090
03/31/96	Carrollton	-	578	1,495	208	578	1,703	2,281	1,123
03/31/96	Torrance	-	1,415	3,675	266	1,415	3,941	5,356	2,559
03/31/96	Jacksonville	-	713	1,845	387	712	2,233	2,945	1,474
03/31/96	Dallas	-	315	810	1,895	315	2,705	3,020	1,422
03/31/96	Houston	-	669	1,724	1,022	669	2,746	3,415	1,905
03/31/96	Baltimore	-	842	2,180	519	842	2,699	3,541	1,788
03/31/96	New Haven	-	740	1,907	43	667	2,023	2,690	1,374
04/01/96	Chicago/Pulaski	-	764	1,869	502	763	2,372	3,135	1,507
04/01/96	Las Vegas/Desert Inn	-	1,115	2,729	271	1,115	3,000	4,115	1,890
04/01/96	Torrance/Crenshaw	-	916	2,243	289	916	2,532	3,448	1,535
04/01/96	Weymouth	-	485	1,187	968	485	2,155	2,640	1,174
04/01/96	St. Louis/Barrett Station Road	-	630	1,542	412	630	1,954	2,584	1,167
04/01/96	Rockville/Randolph	-	1,153	2,823	355	1,153	3,178	4,331	1,994
04/01/96	Simi Valley/East Street	-	970	2,374	152	970	2,526	3,496	1,560
04/01/96	Houston/Westheimer	-	1,390	3,402	6,452	1,390	9,854	11,244	5,428
04/03/96	Naples	-	1,187	2,809	609	1,186	3,419	4,605	2,327
06/26/96	Boca Raton	-	3,180	7,468	1,269	3,179	8,738	11,917	6,152
06/28/96	Venice	-	669	1,575	265	669	1,840	2,509	1,218
06/30/96	Las Vegas	-	921	2,155	475	921	2,630	3,551	1,810
06/30/96	Bedford Park	-	606	1,419	389	606	1,808	2,414	1,214
06/30/96	Los Angeles	-	692	1,616	214	691	1,831	2,522	1,203
06/30/96	Silver Spring	-	1,513	3,535	648	1,513	4,183	5,696	2,691
06/30/96	Newark	-	1,051	2,458	176	1,051	2,634	3,685	1,702
06/30/96	Brooklyn	-	783	1,830	2,987	783	4,817	5,600	3,490
07/02/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	813	1,755	4,963	6,718	3,016
07/22/96	Lakewood/W Hampton	-	717	2,092	140	716	2,233	2,949	1,411
08/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	269	954	3,387	4,341	2,147
09/05/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,080	1,260	4,046	5,306	2,812
09/16/96	Dallas/Royal Lane	-	1,008	2,426	378	1,007	2,805	3,812	1,802
09/16/96	Colorado Springs/Tomah Drive	-	731	1,759	276	730	2,036	2,766	1,303
09/16/96	Lewisville/S. Stemmons	-	603	1,451	245	603	1,696	2,299	1,085
09/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	583	946	2,863	3,809	1,953

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,503	584	2,910	3,494	1,496
09/16/96	Willow Grove/Maryland Road	-	673	1,620	259	673	1,879	2,552	1,189
09/16/96	Houston/W. Montgomery Rd.	-	524	1,261	381	523	1,643	2,166	1,098
09/16/96	Denver/W. Hampden	-	1,084	2,609	295	1,083	2,905	3,988	1,868
09/16/96	Littleton/Southpark Way	-	922	2,221	551	922	2,772	3,694	1,839
09/16/96	Petaluma/Baywood Drive	-	861	2,074	371	861	2,445	3,306	1,494
09/16/96	Canoga Park/Sherman Way	-	1,543	3,716	5,209	1,543	8,925	10,468	2,979
09/16/96	Jacksonville/South Lane Ave.	-	554	1,334	359	554	1,693	2,247	1,138
09/16/96	Newport News/Warwick Blvd.	-	575	1,385	251	575	1,636	2,211	1,071
09/16/96	Greenbrook/Route 22	-	1,227	2,954	775	1,226	3,730	4,956	2,337
09/16/96	Monsey/Route 59	-	1,068	2,572	450	1,068	3,022	4,090	1,911
09/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	208	575	1,593	2,168	1,010
09/16/96	Fort Worth/Brentwood	-	823	2,016	379	823	2,395	3,218	1,527
09/16/96	Glendale/San Fernando Road	-	2,500	6,124	408	2,500	6,532	9,032	4,081
09/16/96	Houston/Harwin	-	549	1,344	397	549	1,741	2,290	1,146
09/16/96	Irvine/Cowan Street	-	1,890	4,631	632	1,890	5,263	7,153	3,341
09/16/96	Fairfield/Dixie Highway	-	427	1,046	197	427	1,243	1,670	815
09/16/96	Mesa/Country Club Drive	-	701	1,718	704	701	2,422	3,123	1,699
09/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	1,582	2,957	8,826	11,783	5,287
09/16/96	Houston/Gulf Freeway	-	701	1,718	5,335	701	7,053	7,754	3,237
09/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	355	1,036	2,895	3,931	1,870
09/16/96	Tempe/McKellips Road	-	823	1,972	510	823	2,482	3,305	1,645
09/16/96	Richland Hills/Airport Fwy.	-	473	1,158	304	472	1,463	1,935	966
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	(25)	914	2,487	3,401	1,383
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	15	908	2,622	3,530	1,420
10/11/96	Richmond/Bloom Lane	-	1,188	2,512	(7)	994	2,699	3,693	1,527
10/11/96	Virginia Beach/Southern Blvd	-	282	610	333	282	943	1,225	677
10/11/96	Chesapeake/Military Hwy	-	-	2,886	711	-	3,597	3,597	1,747
10/11/96	Richmond/Midlothian Park	-	762	1,588	738	762	2,326	3,088	1,583
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	420	819	2,196	3,015	1,479
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	712	927	2,732	3,659	1,827
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	589	1,170	3,138	4,308	2,013
10/25/96	Austin/Renelli	-	1,710	3,990	569	1,710	4,559	6,269	2,901
10/25/96	Austin/Santiago	-	900	2,100	422	900	2,522	3,422	1,607
10/25/96	Dallas/East N.W. Highway	-	698	1,628	920	697	2,549	3,246	1,395
10/25/96	Dallas/Denton Drive	-	900	2,100	975	900	3,075	3,975	1,783
10/25/96	Houston/Hempstead	-	518	1,207	529	517	1,737	2,254	1,234
10/25/96	Pasadena/So. Shaver	-	420	980	676	420	1,656	2,076	1,154

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	348	465	1,433	1,898	929
10/31/96	Mt Holly/541 Bypass	-	360	840	632	360	1,472	1,832	968
11/13/96	Town East/Mesquite	-	330	770	381	330	1,151	1,481	773
11/14/96	Bossier City LA	-	633	1,488	34	557	1,598	2,155	919
12/05/96	Lake Forest/Bake Parkway	-	971	2,173	4,958	972	7,130	8,102	2,357
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	1,002	645	2,507	3,152	1,819
12/16/96	Oklahoma City/SW 74th	-	375	875	506	375	1,381	1,756	802
12/16/96	Oklahoma City/S Santa Fe	-	360	840	247	360	1,087	1,447	715
12/16/96	Oklahoma City/S. May	-	360	840	241	360	1,081	1,441	710
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	932	930	3,102	4,032	2,123
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	669	1,290	3,679	4,969	2,380
12/23/96	Eagle Rock/Colorado	-	330	813	456	444	1,155	1,599	641
12/23/96	Upper Darby/Lansdowne	-	899	2,272	442	899	2,714	3,613	1,755
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	370	1,109	3,172	4,281	1,639
12/23/96	Philadelphia/Byberry	-	1,019	2,575	603	1,019	3,178	4,197	2,024
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	518	1,199	3,548	4,747	2,249
12/23/96	Englewood/Costilla	-	1,739	4,393	394	1,738	4,788	6,526	2,987
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	299	599	1,815	2,414	1,166
12/23/96	Carmichael/Fair Oaks	-	809	2,045	392	809	2,437	3,246	1,569
12/23/96	Portland/Division Street	-	989	2,499	355	989	2,854	3,843	1,745
12/23/96	Napa/Industrial	-	660	1,666	248	659	1,915	2,574	1,206
12/23/96	Las Vegas/Charleston	-	1,049	2,651	334	1,049	2,985	4,034	1,883
12/23/96	Las Vegas/South Arvill	-	929	2,348	427	929	2,775	3,704	1,734
12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	690	3,327	9,098	12,425	5,765
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	427	749	2,321	3,070	1,493
12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	347	869	2,543	3,412	1,653
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	836	1,289	4,093	5,382	2,508
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	246	689	1,988	2,677	1,315
12/23/96	Tampa/15th Street	-	420	1,060	405	420	1,465	1,885	1,020
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	750	930	3,042	3,972	1,951
12/23/96	Overland Park/Mastin	-	990	2,440	3,386	1,306	5,510	6,816	2,873
12/23/96	Auburn/R Street	-	690	1,700	309	690	2,009	2,699	1,302
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	359	720	2,133	2,853	1,390
12/23/96	Decatur/Covington	-	930	2,292	359	930	2,651	3,581	1,715
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	336	540	1,667	2,207	1,126
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	259	840	2,329	3,169	1,530
12/23/96	Whittier/Colima	-	540	1,331	171	540	1,502	2,042	966
12/23/96	Kent/Pacific Hwy South	-	930	2,292	257	930	2,549	3,479	1,627

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Topeka/8th Street	-	150	370	496	150	866	1,016	659
12/23/96	Denver East Evans	-	1,740	4,288	416	1,740	4,704	6,444	2,953
12/23/96	Pittsburgh/California Ave.	-	630	1,552	151	630	1,703	2,333	1,073
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	500	-	2,786	2,786	1,421
12/23/96	Philadelphia/Oxford	-	900	2,218	420	900	2,638	3,538	1,673
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	344	1,710	4,558	6,268	2,849
12/23/96	Alsip/115th Street	-	750	1,848	4,711	750	6,559	7,309	2,860
12/23/96	Green Acres/Jog Road	-	600	1,479	247	600	1,726	2,326	1,114
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	265	1,320	3,518	4,838	2,257
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	601	2,160	5,924	8,084	3,708
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	359	960	2,725	3,685	1,741
12/23/96	Renton 174th St.	-	960	2,366	507	960	2,873	3,833	1,881
12/23/96	Sacramento/Northgate	-	1,021	2,647	254	1,021	2,901	3,922	1,828
12/23/96	Phoenix/19th Avenue	-	991	2,569	646	991	3,215	4,206	2,038
12/23/96	Bedford Park/Cicero	-	1,321	3,426	(1,519)	777	2,451	3,228	1,522
12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	487	1,111	3,367	4,478	2,147
12/23/96	Arlington/Algonquin	-	991	2,569	1,010	991	3,579	4,570	2,495
12/23/96	Seattle/15th Avenue	-	781	2,024	328	781	2,352	3,133	1,542
12/23/96	Southington/Spring	-	811	2,102	542	811	2,644	3,455	1,655
12/23/96	Nashville/Dickerson Pike	-	990	2,440	313	990	2,753	3,743	1,756
12/23/96	Madison/Gallatin Road	-	780	1,922	575	780	2,497	3,277	1,657
12/30/96	Concorde/Treat	-	1,396	3,258	365	1,396	3,623	5,019	2,342
12/30/96	Virginia Beach	-	535	1,248	303	535	1,551	2,086	987
12/30/96	San Mateo	-	2,408	5,619	349	2,408	5,968	8,376	3,681
01/22/97	Austin, 1033 E. 41 Street	-	257	3,633	318	257	3,951	4,208	2,359
04/12/97	Annandale / Backlick	-	955	2,229	470	955	2,699	3,654	1,661
04/12/97	Ft. Worth / West Freeway	-	667	1,556	407	667	1,963	2,630	1,223
04/12/97	Campbell / S. Curtner	-	2,550	5,950	899	2,549	6,850	9,399	4,157
04/12/97	Aurora / S. Idalia	-	1,002	2,338	936	1,002	3,274	4,276	2,041
04/12/97	Santa Cruz / Capitola	-	1,037	2,420	395	1,037	2,815	3,852	1,712
04/12/97	Indianapolis / Lafayette Road	-	682	1,590	683	681	2,274	2,955	1,534
04/12/97	Indianapolis / Route 31	-	619	1,444	676	619	2,120	2,739	1,372
04/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,218	1,567	4,877	6,444	2,997
04/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,513	3,781	10,603	14,384	6,545
04/12/97	Fountain Valley / Newhope	-	1,137	2,653	492	1,137	3,145	4,282	1,917
04/12/97	Dallas / Winsted	-	1,375	3,209	608	1,375	3,817	5,192	2,357
04/12/97	Columbia / Broad River Rd.	-	121	282	197	121	479	600	334
04/12/97	Livermore / S. Front Road	-	876	2,044	270	876	2,314	3,190	1,402

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/12/97	Garland / Plano	-	889	2,073	348	888	2,422	3,310	1,482
04/12/97	San Jose / Story Road	-	1,352	3,156	844	1,352	4,000	5,352	2,529
04/12/97	Aurora / Abilene	-	1,406	3,280	760	1,405	4,041	5,446	2,485
04/12/97	Antioch / Sunset Drive	-	1,035	2,416	333	1,035	2,749	3,784	1,684
04/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	469	1,048	2,914	3,962	1,842
04/12/97	Berlin / Wilbur Cross	-	756	1,764	509	756	2,273	3,029	1,442
04/12/97	Whittier / Whittier Blvd.	-	648	1,513	252	648	1,765	2,413	1,082
04/12/97	Peabody / Newbury Street	-	1,159	2,704	1,321	1,159	4,025	5,184	2,382
04/12/97	Denver / Blake	-	602	1,405	573	602	1,978	2,580	1,183
04/12/97	Evansville / Green River Road	-	470	1,096	355	470	1,451	1,921	893
04/12/97	Burien / First Ave. So.	-	792	1,847	353	791	2,201	2,992	1,371
04/12/97	Rancho Cordova / Mather Field	-	494	1,153	437	494	1,590	2,084	1,074
04/12/97	Sugar Land / Eldridge	-	705	1,644	402	705	2,046	2,751	1,266
04/12/97	Columbus / Eastland Drive	-	602	1,405	427	602	1,832	2,434	1,174
04/12/97	Slickerville / Black Horse Pike	-	539	1,258	391	539	1,649	2,188	1,030
04/12/97	Seattle / Aurora	-	1,145	2,671	456	1,144	3,128	4,272	1,927
04/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	487	972	2,755	3,727	1,753
04/12/97	Manchester / Tolland Turnpike	-	807	1,883	500	807	2,383	3,190	1,465
06/25/97	L.A./Venice Blvd.	-	523	1,221	1,886	1,044	2,586	3,630	1,381
06/25/97	Kirkland-Totem	-	2,131	4,972	964	2,099	5,968	8,067	3,415
06/25/97	Idianapolis	-	471	1,098	456	471	1,554	2,025	1,053
06/25/97	Dallas	-	699	1,631	179	699	1,810	2,509	1,114
06/25/97	Atlanta	-	1,183	2,761	226	1,183	2,987	4,170	1,834
06/25/97	Bensalem	-	1,159	2,705	331	1,159	3,036	4,195	1,810
06/25/97	Evansville	-	429	1,000	206	401	1,234	1,635	753
06/25/97	Austin	-	813	1,897	232	813	2,129	2,942	1,296
06/25/97	Harbor City	-	1,244	2,904	368	1,244	3,272	4,516	2,042
06/25/97	Birmingham	-	539	1,258	231	539	1,489	2,028	935
06/25/97	Sacramento	-	489	1,396	112	489	1,508	1,997	903
06/25/97	Carrollton	-	441	1,029	101	441	1,130	1,571	678
06/25/97	La Habra	-	822	1,918	255	822	2,173	2,995	1,339
06/25/97	Lombard	-	1,527	3,564	1,902	2,047	4,946	6,993	2,881
06/25/97	Fairfield	-	740	1,727	208	740	1,935	2,675	1,166
06/25/97	Seattle	-	1,498	3,494	10,147	1,498	13,641	15,139	4,849
06/25/97	Bellevue	-	1,653	3,858	284	1,653	4,142	5,795	2,568
06/25/97	Citrus Heights	-	642	1,244	725	642	1,969	2,611	1,283
06/25/97	San Jose	-	1,273	2,971	79	1,273	3,050	4,323	1,821
06/25/97	Stanton	-	948	2,212	217	948	2,429	3,377	1,427

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Garland	-	486	1,135	173	486	1,308	1,794	810
06/25/97	Westford	-	857	1,999	582	857	2,581	3,438	1,663
06/25/97	Dallas	-	1,627	3,797	1,319	1,627	5,116	6,743	3,098
06/25/97	Wheat Ridge	-	1,054	2,459	561	1,054	3,020	4,074	1,818
06/25/97	Berlin	-	825	1,925	4,581	505	6,826	7,331	2,389
06/25/97	Gretna	-	1,069	2,494	841	1,069	3,335	4,404	2,220
06/25/97	Spring	-	461	1,077	378	461	1,455	1,916	904
06/25/97	Sacramento	-	592	1,380	1,188	720	2,440	3,160	1,493
06/25/97	Houston/South Dairyashford	-	856	1,997	530	856	2,527	3,383	1,563
06/25/97	Naperville	-	1,108	2,585	640	1,108	3,225	4,333	1,959
06/25/97	Carrollton	-	1,158	2,702	872	1,158	3,574	4,732	2,198
06/25/97	Waipahu	-	1,620	3,780	914	1,620	4,694	6,314	2,935
06/25/97	Davis	-	628	1,465	431	628	1,896	2,524	1,056
06/25/97	Decatur	-	951	2,220	543	951	2,763	3,714	1,674
06/25/97	Jacksonville	-	653	1,525	474	653	1,999	2,652	1,221
06/25/97	Chicoppe	-	663	1,546	618	662	2,165	2,827	1,376
06/25/97	Alexandria	-	1,533	3,576	745	1,532	4,322	5,854	2,589
06/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	394	458	1,464	1,922	898
06/25/97	Los Angeles/Olympic	-	4,392	10,247	1,408	4,391	11,656	16,047	6,965
06/25/97	Littleton	-	1,340	3,126	1,242	1,340	4,368	5,708	2,667
06/25/97	Metairie	-	1,229	2,868	361	1,229	3,229	4,458	2,006
06/25/97	Louisville	-	717	1,672	480	716	2,153	2,869	1,318
06/25/97	East Hazel Crest	-	753	1,757	2,464	1,213	3,761	4,974	2,535
06/25/97	Edmonds	-	1,187	2,770	811	1,187	3,581	4,768	2,101
06/25/97	Foster City	-	1,064	2,483	406	1,064	2,889	3,953	1,742
06/25/97	Chicago	-	1,160	2,708	700	1,160	3,408	4,568	2,083
06/25/97	Philadelphia	-	924	2,155	503	923	2,659	3,582	1,626
06/25/97	Dallas/Vilbig Rd.	-	508	1,184	384	507	1,569	2,076	984
06/25/97	Staten Island	-	1,676	3,910	1,910	1,675	5,821	7,496	3,021
06/25/97	Pelham Manor	-	1,209	2,820	971	1,208	3,792	5,000	2,422
06/25/97	Irving	-	469	1,093	295	468	1,389	1,857	852
06/25/97	Elk Grove	-	642	1,497	493	642	1,990	2,632	1,243
06/25/97	LAX	-	1,312	3,062	682	1,312	3,744	5,056	2,282
06/25/97	Denver	-	1,316	3,071	928	1,316	3,999	5,315	2,487
06/25/97	Plano	-	1,369	3,193	666	1,368	3,860	5,228	2,343
06/25/97	Lynnwood	-	839	1,959	517	839	2,476	3,315	1,503
06/25/97	Lilburn	-	507	1,182	483	507	1,665	2,172	1,054
06/25/97	Parma	-	881	2,055	846	880	2,902	3,782	1,819

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Davie	-	1,086	2,533	734	1,085	3,268	4,353	2,076
06/25/97	Allen Park	-	953	2,223	706	953	2,929	3,882	1,762
06/25/97	Aurora	-	808	1,886	523	808	2,409	3,217	1,468
06/25/97	San Diego/16th Street	-	932	2,175	837	932	3,012	3,944	1,878
06/25/97	Sterling Heights	-	766	1,787	644	766	2,431	3,197	1,543
06/25/97	East L.A./Boyle Heights	-	957	2,232	596	957	2,828	3,785	1,719
06/25/97	Springfield/Alban Station	-	1,317	3,074	930	1,317	4,004	5,321	2,467
06/25/97	Littleton	-	868	2,026	602	868	2,628	3,496	1,584
06/25/97	Sacramento/57th Street	-	869	2,029	622	869	2,651	3,520	1,621
06/25/97	Miami	-	1,762	4,111	1,115	1,762	5,226	6,988	3,197
08/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	1,402	2,040	6,162	8,202	3,447
10/01/97	Marietta /Austell Rd	-	398	1,326	1,073	440	2,357	2,797	1,356
10/01/97	Denver / Leetsdale	-	1,407	1,682	1,428	1,554	2,963	4,517	1,737
10/01/97	Baltimore / York Road	-	1,538	1,952	2,001	1,700	3,791	5,491	2,274
10/01/97	Bolingbrook	-	737	1,776	1,432	814	3,131	3,945	1,776
10/01/97	Kent / Central	-	483	1,321	1,173	533	2,444	2,977	1,252
10/01/97	Geneva / Roosevelt	-	355	1,302	1,026	392	2,291	2,683	1,287
10/01/97	Denver / Sheridan	-	429	1,105	1,003	474	2,063	2,537	1,244
10/01/97	Mountlake Terrace	-	1,017	1,783	1,388	1,123	3,065	4,188	1,680
10/01/97	Carol Stream/ St.Charles	-	185	1,187	971	205	2,138	2,343	1,197
10/01/97	Marietta / Cobb Park	-	420	1,131	1,046	464	2,133	2,597	1,161
10/01/97	Venice / Rose	-	5,468	5,478	4,735	6,042	9,639	15,681	5,026
10/01/97	Ventura / Ventura Blvd	-	911	2,227	1,717	1,006	3,849	4,855	2,216
10/01/97	Studio City/ Ventura	-	2,421	1,610	1,292	2,675	2,648	5,323	1,447
10/01/97	Madison Heights	-	428	1,686	4,215	473	5,856	6,329	2,042
10/01/97	LAX / Imperial	-	1,662	2,079	1,459	1,836	3,364	5,200	1,927
10/01/97	Justice / Industrial	-	233	1,181	833	258	1,989	2,247	1,100
10/01/97	Burbank / San Fernando	-	1,825	2,210	1,582	2,016	3,601	5,617	2,053
10/01/97	Pinole / Appian Way	-	728	1,827	1,261	804	3,012	3,816	1,685
10/01/97	Denver / Tamarac Park	-	2,545	1,692	1,948	2,812	3,373	6,185	1,919
10/01/97	Gresham / Powell	-	322	1,298	950	356	2,214	2,570	1,209
10/01/97	Warren / Mound Road	-	268	1,025	809	296	1,806	2,102	969
10/01/97	Woodside/Brooklyn	-	5,016	3,950	5,183	5,542	8,607	14,149	4,533
10/01/97	Enfield / Elm Street	-	399	1,900	1,482	441	3,340	3,781	1,787
10/01/97	Roselle / Lake Street	-	312	1,411	1,058	344	2,437	2,781	1,323
10/01/97	Milwaukee / Appleton	-	324	1,385	1,104	358	2,455	2,813	1,330
10/01/97	Emeryville / Bay St	-	1,602	1,830	1,378	1,770	3,040	4,810	1,768
10/01/97	Monterey / Del Rey	-	257	1,048	851	284	1,872	2,156	966

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	San Leandro / Washington	-	660	1,142	903	730	1,975	2,705	1,089
10/01/97	Boca Raton / N.W. 20	-	1,140	2,256	1,857	1,259	3,994	5,253	1,992
10/01/97	Washington Dc/So Capital	-	1,437	4,489	3,070	1,588	7,408	8,996	3,506
10/01/97	Lynn / Lynnway	-	463	3,059	2,813	511	5,824	6,335	2,848
10/01/97	Pompano Beach	-	1,077	1,527	1,913	1,190	3,327	4,517	1,585
10/01/97	Lake Oswego/ N.State	-	465	1,956	1,304	514	3,211	3,725	1,553
10/01/97	Daly City / Mission	-	389	2,921	1,731	430	4,611	5,041	2,320
10/01/97	Odenton / Route 175	-	456	2,104	1,592	504	3,648	4,152	1,843
10/01/97	Novato / Landing	-	2,416	3,496	2,714	2,904	5,722	8,626	3,171
10/01/97	St. Louis / Lindberg	-	584	1,508	1,150	728	2,514	3,242	1,546
10/01/97	Oakland/International	-	358	1,568	1,264	475	2,715	3,190	1,520
10/01/97	Stockton / March Lane	-	663	1,398	982	811	2,232	3,043	1,357
10/01/97	Des Plaines / Golf Rd	-	1,363	3,093	1,512	1,630	4,338	5,968	2,566
10/01/97	Morton Grove / Wauke	-	2,658	3,232	7,310	3,110	10,090	13,200	4,647
10/01/97	Los Angeles / Jefferson	-	1,090	1,580	1,117	1,323	2,464	3,787	1,400
10/01/97	Los Angeles / Martin	-	869	1,152	901	1,066	1,856	2,922	1,043
10/01/97	San Leandro / E. 14th	-	627	1,289	951	775	2,092	2,867	1,140
10/01/97	Tucson / Tanque Verde	-	345	1,709	1,110	469	2,695	3,164	1,612
10/01/97	Randolph / Warren St	-	2,330	1,914	2,084	2,719	3,609	6,328	1,875
10/01/97	Forrestville / Penn.	-	1,056	2,347	1,525	1,312	3,616	4,928	2,162
10/01/97	Bridgeport	-	4,877	2,739	2,705	5,612	4,709	10,321	2,738
10/01/97	North Hollywood/Vine	-	906	2,379	1,497	1,166	3,616	4,782	2,026
10/01/97	Santa Cruz / Portola	-	535	1,526	1,008	689	2,380	3,069	1,339
10/01/97	Hyde Park / River St	-	626	1,748	1,672	759	3,287	4,046	1,811
10/01/97	Dublin / San Ramon Rd	-	942	1,999	1,146	1,119	2,968	4,087	1,681
10/01/97	Vallejo / Humboldt	-	473	1,651	1,012	620	2,516	3,136	1,446
10/01/97	Fremont/Warm Springs	-	848	2,885	1,548	1,072	4,209	5,281	2,377
10/01/97	Seattle / Stone Way	-	829	2,180	1,552	1,078	3,483	4,561	1,936
10/01/97	W. Olympia	-	149	1,096	944	209	1,980	2,189	1,077
10/01/97	Mercer/Parkside Ave	-	359	1,763	1,349	503	2,968	3,471	1,629
10/01/97	Bridge Water / Main	-	445	2,054	1,239	576	3,162	3,738	1,770
10/01/97	Norwalk / Hoyt Street	-	2,369	3,049	2,099	2,793	4,724	7,517	2,729
11/02/97	Lansing	-	758	1,768	8	730	1,804	2,534	1,122
11/07/97	Phoenix	-	1,197	2,793	415	1,197	3,208	4,405	1,906
11/13/97	Tinley Park	-	1,422	3,319	188	1,422	3,507	4,929	2,036
03/17/98	Houston/De Soto Dr.	-	659	1,537	291	659	1,828	2,487	1,106
03/17/98	Houston / East Freeway	-	593	1,384	636	593	2,020	2,613	1,289
03/17/98	Austin/Ben White	-	692	1,614	217	682	1,841	2,523	1,080

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/17/98	Arlington/E.Pioneer	-	922	2,152	374	922	2,526	3,448	1,523
03/17/98	Las Vegas/Tropicana	-	1,285	2,998	323	1,285	3,321	4,606	1,896
03/17/98	Branford / Summit Place	-	728	1,698	414	727	2,113	2,840	1,247
03/17/98	Las Vegas / Charleston	-	791	1,845	188	791	2,033	2,824	1,182
03/17/98	So. San Francisco	-	1,550	3,617	292	1,550	3,909	5,459	2,275
03/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	988	3,004	8,001	11,005	4,662
03/17/98	Tempe / E. Broadway	-	633	1,476	413	633	1,889	2,522	1,207
03/17/98	Phoenix / N. 43rd Ave	-	443	1,033	418	443	1,451	1,894	931
03/17/98	Phoenix/No. 43rd	-	380	886	787	380	1,673	2,053	1,039
03/17/98	Phoenix / Black Canyon	-	380	886	344	380	1,230	1,610	764
03/17/98	Phoenix/Black Canyon	-	136	317	252	136	569	705	410
03/17/98	Nesconset / Southern	-	1,423	3,321	541	1,423	3,862	5,285	2,234
04/01/98	St. Louis / Hwy. 141	-	659	1,628	4,675	1,344	5,618	6,962	2,989
04/01/98	Island Park / Austin	-	2,313	3,015	(228)	1,374	3,726	5,100	2,204
04/01/98	Akron / Brittain Rd.	-	275	2,248	400	669	2,254	2,923	1,164
04/01/98	Patchogue/W.Sunrise	-	936	2,184	473	936	2,657	3,593	1,552
04/01/98	Havertown/West Chester	-	1,254	2,926	264	1,249	3,195	4,444	1,849
04/01/98	Schiller Park/River	-	568	1,390	189	568	1,579	2,147	955
04/01/98	Chicago / Cuyler	-	1,400	2,695	353	1,400	3,048	4,448	1,836
04/01/98	Chicago Heights/West	-	468	1,804	330	468	2,134	2,602	1,285
04/01/98	Arlington Hts/University	-	670	3,004	324	670	3,328	3,998	1,944
04/01/98	Cicero / Ogden	-	1,678	2,266	803	1,677	3,070	4,747	1,717
04/01/98	Chicago/W. Howard St.	-	974	2,875	1,171	974	4,046	5,020	2,257
04/01/98	Chicago/N. Western Ave	-	1,453	3,205	493	1,453	3,698	5,151	2,218
04/01/98	Chicago/Northwest Hwy	-	925	2,412	226	925	2,638	3,563	1,514
04/01/98	Chicago/N. Wells St.	-	1,446	2,828	237	1,446	3,065	4,511	1,830
04/01/98	Chicago / Pulaski Rd.	-	1,276	2,858	258	1,276	3,116	4,392	1,844
04/01/98	Artesia / Artesia	-	625	1,419	269	625	1,688	2,313	1,087
04/01/98	Arcadia / Lower Azusa	-	821	1,369	345	821	1,714	2,535	1,171
04/01/98	Manassas / Centreville	-	405	2,137	431	405	2,568	2,973	1,742
04/01/98	La Downtwn/10 Fwy	-	1,608	3,358	341	1,607	3,700	5,307	2,440
04/01/98	Bellevue / Northup	-	1,232	3,306	650	1,231	3,957	5,188	2,702
04/01/98	Hollywood/Cole & Wilshire	-	1,590	1,785	229	1,590	2,014	3,604	1,293
04/01/98	Atlanta/John Wesley	-	1,233	1,665	530	1,233	2,195	3,428	1,466
04/01/98	Montebello/S. Maple	-	1,274	2,299	173	1,273	2,473	3,746	1,616
04/01/98	Lake City/Forest Park	-	248	1,445	230	248	1,675	1,923	1,077
04/01/98	Baltimore / W. Patap	-	403	2,650	288	402	2,939	3,341	1,887
04/01/98	Fraser/Groesbeck Hwy	-	368	1,796	192	368	1,988	2,356	1,282

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/01/98	Vallejo / Mini Drive	-	560	1,803	156	560	1,959	2,519	1,267
04/01/98	San Diego/54th & Euclid	-	952	2,550	533	952	3,083	4,035	2,105
04/01/98	Miami / 5th Street	-	2,327	3,234	458	2,327	3,692	6,019	2,493
04/01/98	Silver Spring/Hill	-	922	2,080	245	921	2,326	3,247	1,588
04/01/98	Chicago/E. 95th St.	-	397	2,357	311	397	2,668	3,065	1,808
04/01/98	Chicago / S. Harlem	-	791	1,424	223	791	1,647	2,438	1,110
04/01/98	St. Charles /Highway	-	623	1,501	296	623	1,797	2,420	1,241
04/01/98	Chicago/Burr Ridge Rd.	-	421	2,165	362	421	2,527	2,948	1,788
04/01/98	Yonkers / Route 9a	-	1,722	3,823	582	1,722	4,405	6,127	2,952
04/01/98	Silverlake/Glendale	-	2,314	5,481	343	2,313	5,825	8,138	3,962
04/01/98	Chicago/Harlem Ave	-	1,430	3,038	414	1,430	3,452	4,882	2,326
04/01/98	Bethesda / Butler Rd	-	1,146	2,509	146	1,146	2,655	3,801	1,739
04/01/98	Dundalk / Wise Ave	-	447	2,005	300	447	2,305	2,752	1,508
04/01/98	St. Louis / Hwy. 141	-	659	1,628	103	659	1,731	2,390	1,227
04/01/98	Island Park / Austin	-	2,313	3,015	977	2,313	3,992	6,305	2,497
04/01/98	Dallas / Kingsly	-	1,095	1,712	273	1,095	1,985	3,080	1,297
05/01/98	Berkeley / 2nd St.	-	1,914	4,466	6,941	1,837	11,484	13,321	4,459
05/08/98	Cleveland / W. 117th	-	930	2,277	535	930	2,812	3,742	1,651
05/08/98	La /Venice Blvd	-	1,470	3,599	190	1,470	3,789	5,259	2,133
05/08/98	Aurora / Farnsworth	-	960	2,350	214	960	2,564	3,524	1,430
05/08/98	Santa Rosa / Hopper	-	1,020	2,497	248	1,020	2,745	3,765	1,576
05/08/98	Golden Valley / Winn	-	630	1,542	295	630	1,837	2,467	1,065
05/08/98	St. Louis / Benham	-	810	1,983	277	810	2,260	3,070	1,333
05/08/98	Chicago / S. Chicago	-	840	2,057	254	840	2,311	3,151	1,350
10/01/98	El Segundo / Sepulveda	-	6,586	5,795	641	6,585	6,437	13,022	3,596
10/01/98	Atlanta / Memorial Dr.	-	414	2,239	455	414	2,694	3,108	1,582
10/01/98	Chicago / W. 79th St	-	861	2,789	457	861	3,246	4,107	1,892
10/01/98	Chicago / N. Broadway	-	1,918	3,824	629	1,917	4,454	6,371	2,614
10/01/98	Dallas / Greenville	-	1,933	2,892	271	1,933	3,163	5,096	1,777
10/01/98	Tacoma / Orchard	-	358	1,987	271	358	2,258	2,616	1,303
10/01/98	St. Louis / Gravois	-	312	2,327	478	312	2,805	3,117	1,666
10/01/98	White Bear Lake	-	578	2,079	315	578	2,394	2,972	1,383
10/01/98	Santa Cruz / Soquel	-	832	2,385	186	832	2,571	3,403	1,460
10/01/98	Coon Rapids / Hwy 10	-	330	1,646	212	330	1,858	2,188	1,070
10/01/98	Oxnard / Hueneme Rd	-	923	3,925	291	923	4,216	5,139	2,397
10/01/98	Vancouver/ Millplain	-	343	2,000	163	342	2,164	2,506	1,230
10/01/98	Tigard / Mc Ewan	-	597	1,652	114	597	1,766	2,363	1,002
10/01/98	Griffith / Cline	-	299	2,118	213	299	2,331	2,630	1,305

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/98	Miami / Sunset Drive	-	1,656	2,321	1,798	2,266	3,509	5,775	1,886
10/01/98	Farmington / 9 Mile	-	580	2,526	400	580	2,926	3,506	1,705
10/01/98	Los Gatos / University	-	2,234	3,890	305	2,234	4,195	6,429	2,356
10/01/98	N. Hollywood	-	1,484	3,143	144	1,484	3,287	4,771	1,841
10/01/98	Petaluma / Transport	-	460	1,840	5,212	857	6,655	7,512	2,988
10/01/98	Chicago / 111th	-	341	2,898	2,382	431	5,190	5,621	2,548
10/01/98	Upper Darby / Market	-	808	5,011	524	808	5,535	6,343	3,116
10/01/98	San Jose / Santa	-	966	3,870	245	966	4,115	5,081	2,283
10/01/98	San Diego / Morena	-	3,173	5,469	371	3,173	5,840	9,013	3,266
10/01/98	Brooklyn /Rockaway Ave	-	6,272	9,691	6,798	7,337	15,424	22,761	6,446
10/01/98	Revere / Charger St	-	1,997	3,727	1,216	1,996	4,944	6,940	2,797
10/01/98	Las Vegas / E. Charles	-	602	2,545	415	602	2,960	3,562	1,723
10/01/98	Laurel / Baltimore Ave	-	1,899	4,498	303	1,899	4,801	6,700	2,687
10/01/98	East La/Figueroa & 4th	-	1,213	2,689	192	1,213	2,881	4,094	1,624
10/01/98	Oldsmar / Tampa Road	-	760	2,154	2,990	1,049	4,855	5,904	2,465
10/01/98	Ft. Lauderdale /S.W.	-	1,046	2,928	488	1,046	3,416	4,462	1,984
10/01/98	Miami / Nw 73rd St	-	1,050	3,064	252	1,049	3,317	4,366	1,947
12/09/98	Miami / Nw 115th Ave	-	1,095	2,349	4,999	1,185	7,258	8,443	2,446
01/01/99	New Orleans/St.Charles	-	1,463	2,634	(224)	1,039	2,834	3,873	1,645
01/06/99	Brandon / E. Brandon Blvd	-	1,560	3,695	223	1,560	3,918	5,478	1,973
03/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	574	1,688	4,513	6,201	2,534
03/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	520	699	2,151	2,850	1,269
03/12/99	St. Ann / Maryland Heights	-	1,035	2,414	564	1,035	2,978	4,013	1,667
03/12/99	Florissant / N. Hwy 67	-	971	2,265	365	971	2,630	3,601	1,482
03/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	669	1,178	3,417	4,595	2,015
03/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	745	1,144	3,415	4,559	2,087
03/12/99	St. Louis / Airport	-	785	1,833	416	785	2,249	3,034	1,270
03/12/99	St. Louis/ S.Third St	-	1,096	2,557	297	1,096	2,854	3,950	1,513
03/12/99	Kansas City / E. 47th St.	-	610	1,424	468	610	1,892	2,502	984
03/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	507	1,134	3,152	4,286	1,732
03/12/99	Kansas City / James A. Reed Rd	-	749	1,748	279	749	2,027	2,776	1,085
03/12/99	Independence / 291	-	871	2,032	341	871	2,373	3,244	1,267
03/12/99	Raytown / Woodson Rd	-	915	2,134	285	914	2,420	3,334	1,302
03/12/99	Kansas City / 34th Main Street	-	114	2,599	1,171	114	3,770	3,884	2,106
03/12/99	Columbia / River Dr	-	671	1,566	382	671	1,948	2,619	1,142
03/12/99	Columbia / Buckner Rd	-	714	1,665	516	713	2,182	2,895	1,284
03/12/99	Columbia / Decker Park Rd	-	605	1,412	193	605	1,605	2,210	877
03/12/99	Columbia / Rosewood Dr	-	777	1,814	252	777	2,066	2,843	1,097

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	W. Columbia / Orchard Dr.	-	272	634	333	272	967	1,239	571
03/12/99	W. Columbia / Airport Blvd	-	493	1,151	318	493	1,469	1,962	851
03/12/99	Greenville / Whitehorse Rd	-	882	2,058	292	882	2,350	3,232	1,313
03/12/99	Greenville / Woods Lake Rd	-	364	849	235	364	1,084	1,448	628
03/12/99	Mauldin / N. Main Street	-	571	1,333	330	571	1,663	2,234	965
03/12/99	Simpsonville / Grand View Dr	-	582	1,358	202	574	1,568	2,142	867
03/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	271	650	1,788	2,438	982
03/12/99	Charleston/Ashley Phosphate	-	839	1,950	525	823	2,491	3,314	1,395
03/12/99	N. Charleston / Dorchester Rd	-	380	886	274	379	1,161	1,540	655
03/12/99	N. Charleston / Dorchester	-	487	1,137	330	487	1,467	1,954	849
03/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	237	555	1,533	2,088	844
03/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	288	1,279	3,273	4,552	1,776
03/12/99	Columbia / Plumbers Rd	-	368	858	318	368	1,176	1,544	695
03/12/99	Greenville / Pineknoll Rd	-	927	2,163	330	927	2,493	3,420	1,374
03/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	91	826	3,200	4,026	1,803
03/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	716	480	2,013	2,493	1,294
03/12/99	Charleston / Ashley River Rd	-	1,114	2,581	268	1,108	2,855	3,963	1,602
03/12/99	Columbia / Broad River	-	1,463	3,413	565	1,463	3,978	5,441	2,205
03/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	332	736	2,050	2,786	1,129
03/12/99	Charlotte / North Tryon St.	-	708	1,653	685	708	2,338	3,046	1,491
03/12/99	Charlotte / South Blvd	-	641	1,496	285	641	1,781	2,422	1,036
03/12/99	Kannapolis / Oregon St	-	463	1,081	274	463	1,355	1,818	789
03/12/99	Durham / E. Club Blvd	-	947	2,209	238	947	2,447	3,394	1,373
03/12/99	Durham / N. Duke St.	-	769	1,794	230	769	2,024	2,793	1,122
03/12/99	Raleigh / Maitland Dr	-	679	1,585	379	679	1,964	2,643	1,155
03/12/99	Greensboro / O'henry Blvd	-	577	1,345	498	577	1,843	2,420	1,168
03/12/99	Gastonia / S. York Rd	-	467	1,089	321	466	1,411	1,877	829
03/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	613	1,102	3,185	4,287	1,898
03/12/99	Pensacola / Brent Lane	-	402	938	78	229	1,189	1,418	680
03/12/99	Pensacola / Creighton Road	-	454	1,060	308	454	1,368	1,822	857
03/12/99	Jacksonville / Park Avenue	-	905	2,113	336	905	2,449	3,354	1,355
03/12/99	Jacksonville / Phillips Hwy	-	665	1,545	715	663	2,262	2,925	1,243
03/12/99	Clearwater / Highland Ave	-	724	1,690	357	724	2,047	2,771	1,185
03/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	500	892	2,581	3,473	1,444
03/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	375	1,228	3,243	4,471	1,822
03/12/99	Casselberry Ii	-	1,160	2,708	384	1,160	3,092	4,252	1,691
03/12/99	Miami / Nw 14th Street	-	1,739	4,058	355	1,739	4,413	6,152	2,383
03/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	459	1,179	3,210	4,389	1,899

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(208)	834	1,737	2,571	1,062
03/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	454	1,037	2,874	3,911	1,584
03/12/99	Orlando / South Semoran	-	565	1,319	145	565	1,464	2,029	814
03/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	493	1,278	3,475	4,753	2,003
03/12/99	Miami / Nw 7th Ave	-	783	1,827	4,839	785	6,664	7,449	1,818
03/12/99	Vero Beach / Us Hwy 1	-	678	1,583	219	678	1,802	2,480	1,073
03/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	849	745	3,598	4,343	2,103
03/12/99	Miami Lakes / Nw 153rd St.	-	425	992	286	425	1,278	1,703	723
03/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	187	1,843	4,490	6,333	2,376
03/12/99	Apopka / S. Orange Blossom	-	307	717	383	307	1,100	1,407	667
03/12/99	Davie / University	-	313	4,379	741	313	5,120	5,433	2,868
03/12/99	Arlington / Division	-	998	2,328	300	997	2,629	3,626	1,384
03/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	536	1,477	3,983	5,460	2,151
03/12/99	Carrollton / Trinity Mills West	-	530	1,237	204	530	1,441	1,971	771
03/12/99	Houston / Wallisville Rd.	-	744	1,736	269	744	2,005	2,749	1,116
03/12/99	Houston / Fondren South	-	647	1,510	258	647	1,768	2,415	986
03/12/99	Houston / Addicks Satsuma	-	409	954	407	409	1,361	1,770	738
03/12/99	Addison / Inwood Road	-	1,204	2,808	226	1,203	3,035	4,238	1,605
03/12/99	Garland / Jackson Drive	-	755	1,761	193	755	1,954	2,709	1,058
03/12/99	Garland / Buckingham Road	-	492	1,149	205	492	1,354	1,846	769
03/12/99	Houston / South Main	-	1,461	3,409	440	1,461	3,849	5,310	2,060
03/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	324	1,516	3,864	5,380	2,099
03/12/99	Houston / Bingle Road	-	576	1,345	416	576	1,761	2,337	1,020
03/12/99	Houston / Mangum Road	-	737	1,719	464	737	2,183	2,920	1,260
03/12/99	Houston / Hayes Road	-	916	2,138	218	916	2,356	3,272	1,286
03/12/99	Katy / Dominion Drive	-	995	2,321	146	994	2,468	3,462	1,291
03/12/99	Houston / Fm 1960 West	-	513	1,198	374	513	1,572	2,085	928
03/12/99	Webster / Fm 528 Road	-	756	1,764	197	756	1,961	2,717	1,055
03/12/99	Houston / Loch Katrine Lane	-	580	1,352	291	579	1,644	2,223	917
03/12/99	Houston / Milwee St.	-	779	1,815	414	778	2,230	3,008	1,254
03/12/99	Lewisville / Highway 121	-	688	1,605	239	688	1,844	2,532	1,036
03/12/99	Richardson / Central Expressway	-	465	1,085	272	465	1,357	1,822	750
03/12/99	Houston / Hwy 6 South	-	569	1,328	181	569	1,509	2,078	824
03/12/99	Houston / Westheimer West	-	1,075	2,508	159	1,075	2,667	3,742	1,388
03/12/99	Ft. Worth / Granbury Road	-	763	1,781	219	763	2,000	2,763	1,054
03/12/99	Houston / New Castle	-	2,346	5,473	1,490	2,345	6,964	9,309	3,538
03/12/99	Dallas / Inwood Road	-	1,478	3,448	194	1,477	3,643	5,120	1,939
03/12/99	Fort Worth / Loop 820 North	-	729	1,702	415	729	2,117	2,846	1,247

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Arlington / Cooper St	-	779	1,818	208	779	2,026	2,805	1,108
03/12/99	Webster / Highway 3	-	677	1,580	249	677	1,829	2,506	962
03/12/99	Augusta / Peach Orchard Rd	-	860	2,007	502	860	2,509	3,369	1,419
03/12/99	Martinez / Old Petersburg Rd	-	407	950	297	407	1,247	1,654	744
03/12/99	Jonesboro / Tara Blvd	-	785	1,827	531	784	2,359	3,143	1,331
03/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	499	2,171	5,565	7,736	2,961
03/12/99	Decatur / N Decatur Rd	-	933	2,177	453	933	2,630	3,563	1,477
03/12/99	Douglasville / Westmoreland	-	453	1,056	287	453	1,343	1,796	808
03/12/99	Doraville / Mcelroy Rd	-	827	1,931	384	827	2,315	3,142	1,317
03/12/99	Roswell / Alpharetta	-	1,772	4,135	308	1,772	4,443	6,215	2,408
03/12/99	Douglasville / Duralee Lane	-	533	1,244	329	533	1,573	2,106	868
03/12/99	Douglasville / Highway 5	-	804	1,875	799	804	2,674	3,478	1,569
03/12/99	Forest Park / Jonesboro	-	659	1,537	332	658	1,870	2,528	1,039
03/12/99	Marietta / Whitlock	-	1,016	2,370	256	1,016	2,626	3,642	1,453
03/12/99	Marietta / Cobb	-	727	1,696	567	727	2,263	2,990	1,395
03/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	287	1,142	2,957	4,099	1,610
03/12/99	Norcross / Dawson Blvd	-	1,232	2,874	761	1,231	3,636	4,867	2,029
03/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	600	889	2,676	3,565	1,598
03/12/99	Decatur / Covington	-	1,764	4,116	386	1,763	4,503	6,266	2,394
03/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	241	1,075	2,750	3,825	1,482
03/12/99	Alpharetta / N. Main St	-	1,240	2,893	196	1,240	3,089	4,329	1,665
03/12/99	Atlanta / Bolton Rd	-	866	2,019	327	865	2,347	3,212	1,271
03/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	333	1,075	2,841	3,916	1,524
03/12/99	Kennesaw / Rutledge Road	-	803	1,874	457	803	2,331	3,134	1,404
03/12/99	Lawrenceville / Buford Dr.	-	256	597	183	256	780	1,036	429
03/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	285	1,320	3,366	4,686	1,828
03/12/99	Chicago / W. Jarvis Ave	-	313	731	166	313	897	1,210	497
03/12/99	Chicago / N. Broadway St	-	535	1,249	415	535	1,664	2,199	983
03/12/99	Carol Stream / Phillips Court	-	829	1,780	274	782	2,101	2,883	1,085
03/12/99	Winfield / Roosevelt Road	-	1,109	2,587	404	1,108	2,992	4,100	1,666
03/12/99	Schaumburg / S. Roselle Road	-	659	1,537	260	659	1,797	2,456	976
03/12/99	Tinley Park / Brennan Hwy	-	771	1,799	375	771	2,174	2,945	1,205
03/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	647	1,333	3,758	5,091	2,130
03/12/99	Mobile / Hillcrest Road	-	554	1,293	267	554	1,560	2,114	873
03/12/99	Mobile / Azalea Road	-	517	1,206	1,254	517	2,460	2,977	1,306
03/12/99	Mobile / Moffat Road	-	537	1,254	416	537	1,670	2,207	972
03/12/99	Mobile / Grelot Road	-	804	1,877	324	804	2,201	3,005	1,224
03/12/99	Mobile / Government Blvd	-	407	950	342	407	1,292	1,699	789

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	659	1,092	3,207	4,299	1,883
03/12/99	Louisville / Breckenridge Lane	-	581	1,356	254	581	1,610	2,191	861
03/12/99	Louisville	-	554	1,292	282	554	1,574	2,128	857
03/12/99	Louisville / Poplar Level	-	463	1,080	305	463	1,385	1,848	793
03/12/99	Chesapeake / Western Branch	-	1,274	2,973	301	1,274	3,274	4,548	1,817
03/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,501	1,635	8,367	10,002	3,380
03/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	224	1,271	3,227	4,498	1,772
03/12/99	Manassas / Sudley Road	-	776	1,810	249	776	2,059	2,835	1,176
03/12/99	Longmont / Wedgewood Ave	-	717	1,673	187	717	1,860	2,577	1,009
03/12/99	Fort Collins / So.College Ave	-	745	1,739	385	745	2,124	2,869	1,179
03/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	619	620	2,065	2,685	1,229
03/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	351	1,215	3,189	4,404	1,715
03/12/99	Denver / So. Clinton St.	-	462	1,609	244	462	1,853	2,315	998
03/12/99	Denver / Washington St.	-	795	1,846	559	792	2,408	3,200	1,358
03/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	193	1,352	3,348	4,700	1,757
03/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	497	809	2,387	3,196	1,350
03/12/99	Arvada / 64th Ave	-	671	1,566	197	671	1,763	2,434	946
03/12/99	Golden / Simms Street	-	918	2,143	598	918	2,741	3,659	1,587
03/12/99	Lawrence / Haskell Ave	-	636	1,484	298	636	1,782	2,418	995
03/12/99	Overland Park / Hemlock St	-	1,168	2,725	271	1,168	2,996	4,164	1,626
03/12/99	Lenexa / Long St.	-	720	1,644	155	709	1,810	2,519	962
03/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	197	570	1,528	2,098	856
03/12/99	Mission / Foxridge Dr	-	1,657	3,864	389	1,656	4,254	5,910	2,282
03/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	745	1,357	3,913	5,270	2,284
03/12/99	Columbus / Morse Road	-	1,415	3,302	1,320	1,415	4,622	6,037	2,833
03/12/99	Milford / Branch Hill	-	527	1,229	2,615	527	3,844	4,371	1,794
03/12/99	Fairfield / Dixie	-	519	1,211	368	519	1,579	2,098	879
03/12/99	Cincinnati / Western Hills	-	758	1,769	402	758	2,171	2,929	1,203
03/12/99	Austin / N. Mopac Expressway	-	865	2,791	185	865	2,976	3,841	1,517
03/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	498	1,390	3,814	5,204	2,063
03/12/99	Kennedale/Bowman Sprgs	-	425	991	166	425	1,157	1,582	643
03/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	815	1,123	3,438	4,561	1,884
03/12/99	St. Louis/S. Third St	-	206	480	15	206	495	701	259
03/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	257	521	1,474	1,995	871
03/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	484	851	2,470	3,321	1,437
03/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	313	934	2,494	3,428	1,405
03/12/99	North Miami Beach / 69th St	-	1,594	3,720	575	1,594	4,295	5,889	2,420
03/12/99	Miami Beach / Dade Blvd	-	962	2,245	575	962	2,820	3,782	1,557

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	580	1,684	4,510	6,194	2,445
03/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,454	1,294	4,473	5,767	2,698
03/12/99	Kansas City / State Ave	-	645	1,505	395	645	1,900	2,545	1,100
03/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	230	713	1,893	2,606	1,060
03/12/99	Waukesha / Foster Court	-	765	1,785	370	765	2,155	2,920	1,147
03/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	265	1,034	2,877	3,911	1,700
03/12/99	St. Charles / E. Main St.	-	951	2,220	(207)	802	2,162	2,964	1,373
03/12/99	Chicago / West 47th St.	-	705	1,645	176	705	1,821	2,526	973
03/12/99	Carol Stream / S. Main Place	-	1,320	3,079	434	1,319	3,514	4,833	1,969
03/12/99	Carpentersville /N. Western Ave	-	911	2,120	258	909	2,380	3,289	1,292
03/12/99	Elgin / E. Chicago St.	-	570	2,163	142	570	2,305	2,875	1,219
03/12/99	Elgin / Big Timber Road	-	1,347	3,253	738	1,347	3,991	5,338	2,194
03/12/99	Chicago / S. Pulaski Road	-	-	2,576	467	-	3,043	3,043	1,326
03/12/99	Aurora / Business 30	-	900	2,097	350	899	2,448	3,347	1,347
03/12/99	Streamwood / Old Church Road	-	855	1,991	122	853	2,115	2,968	1,127
03/12/99	Mt. Prospect / Central Road	-	802	1,847	660	795	2,514	3,309	1,535
03/12/99	Geneva / Gary Ave	-	1,072	2,501	298	1,072	2,799	3,871	1,529
03/12/99	Naperville / Lasalle Ave	-	1,501	3,502	187	1,501	3,689	5,190	1,951
03/31/99	Forest Park	-	270	3,378	4,566	270	7,944	8,214	4,119
04/01/99	Fresno	-	44	206	656	193	713	906	405
05/01/99	Stockton	-	151	402	2,028	590	1,991	2,581	1,111
06/30/99	Winter Park/N. Semor	-	342	638	1,210	427	1,763	2,190	717
06/30/99	N. Richland Hills	-	455	769	1,259	569	1,914	2,483	875
06/30/99	Rolling Meadows/Lois	-	441	849	1,525	551	2,264	2,815	1,028
06/30/99	Gresham/Burnside	-	354	544	966	441	1,423	1,864	600
06/30/99	Jacksonville/University	-	211	741	1,097	263	1,786	2,049	777
06/30/99	Houston/Highway 6 So.	-	751	1,006	2,167	936	2,988	3,924	1,321
06/30/99	Concord/Arnold	-	827	1,553	2,490	1,031	3,839	4,870	1,792
06/30/99	Rockville/Gude Drive	-	602	768	7,294	751	7,913	8,664	2,118
06/30/99	Bradenton/Cortez Road	-	476	885	1,403	588	2,176	2,764	1,040
06/30/99	San Antonio/Nw Loop	-	511	786	1,301	638	1,960	2,598	825
06/30/99	Anaheim / La Palma	-	1,378	851	1,582	1,720	2,091	3,811	880
06/30/99	Spring Valley/Sweetwater	-	271	380	5,508	356	5,803	6,159	1,765
06/30/99	Ft. Myers/Tamiami	-	948	962	1,743	1,184	2,469	3,653	1,098
06/30/99	Littleton/Centennial	-	421	804	1,220	526	1,919	2,445	927
06/30/99	Newark/Cedar Blvd	-	729	971	1,617	910	2,407	3,317	1,197
06/30/99	Falls Church/Columbia	-	901	975	1,545	1,126	2,295	3,421	1,051
06/30/99	Fairfax / Lee Highway	-	586	1,078	1,567	732	2,499	3,231	1,194

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/99	Wheat Ridge / W. 44th	-	480	789	1,225	599	1,895	2,494	910
06/30/99	Huntington Bch/Gotham	-	952	890	1,547	1,189	2,200	3,389	1,028
06/30/99	Fort Worth/McCart	-	372	942	977	464	1,827	2,291	652
06/30/99	San Diego/Clairemont	-	1,601	2,035	2,613	1,999	4,250	6,249	2,018
06/30/99	Houston/Millridge N.	-	1,160	1,983	4,447	1,449	6,141	7,590	2,481
06/30/99	Woodbridge/Jefferson	-	840	1,689	1,847	1,048	3,328	4,376	1,177
06/30/99	Mountainside	-	1,260	1,237	4,444	1,595	5,346	6,941	1,843
06/30/99	Woodbridge / Davis	-	1,796	1,623	2,758	2,243	3,934	6,177	2,034
06/30/99	Huntington Beach	-	1,026	1,437	1,684	1,282	2,865	4,147	1,374
06/30/99	Edison / Old Post Rd	-	498	1,267	1,647	621	2,791	3,412	1,391
06/30/99	Northridge/Parthenia	-	1,848	1,486	2,167	2,308	3,193	5,501	1,552
06/30/99	Brick Township/Brick	-	590	1,431	1,774	736	3,059	3,795	1,427
06/30/99	Stone Mountain/Rock	-	1,233	288	1,399	1,540	1,380	2,920	607
06/30/99	Hyattsville	-	768	2,186	2,319	959	4,314	5,273	2,115
06/30/99	Union City / Alvarado	-	992	1,776	2,007	1,239	3,536	4,775	1,698
06/30/99	Oak Park / Greenfield	-	621	1,735	1,860	774	3,442	4,216	1,692
06/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	2,688	2,180	4,637	6,817	2,146
07/01/99	Pantego/W. Pioneer Pkwy	-	432	1,228	231	432	1,459	1,891	618
07/01/99	Nashville/Lafayette St	-	486	1,135	899	486	2,034	2,520	1,145
07/01/99	Nashville/Metroplex Dr	-	380	886	367	379	1,254	1,633	752
07/01/99	Madison / Myatt Dr	-	441	1,028	201	441	1,229	1,670	673
07/01/99	Hixson / Highway 153	-	488	1,138	446	487	1,585	2,072	946
07/01/99	Hixson / Gadd Rd	-	207	484	597	207	1,081	1,288	732
07/01/99	Red Bank / Harding Rd	-	452	1,056	386	452	1,442	1,894	892
07/01/99	Nashville/Welshwood Dr	-	934	2,179	430	934	2,609	3,543	1,463
07/01/99	Madison/Williams Ave	-	1,318	3,076	1,106	1,318	4,182	5,500	2,545
07/01/99	Nashville/Mcnally Dr	-	884	2,062	915	884	2,977	3,861	1,778
07/01/99	Hermitage/Central Ct	-	646	1,508	253	646	1,761	2,407	997
07/01/99	Antioch/Cane Ridge Rd	-	353	823	467	352	1,291	1,643	742
09/01/99	Charlotte / Ashley Road	-	664	1,551	269	651	1,833	2,484	1,013
09/01/99	Raleigh / Capital Blvd	-	927	2,166	388	908	2,573	3,481	1,399
09/01/99	Charlotte / South Blvd.	-	734	1,715	170	719	1,900	2,619	1,023
09/01/99	Greensboro/W.Market St.	-	603	1,409	81	591	1,502	2,093	829
10/08/99	Belmont / O'neill Ave	-	869	4,659	212	878	4,862	5,740	2,567
10/11/99	Matthews	-	937	3,165	1,975	1,500	4,577	6,077	1,964
11/15/99	Poplar, Memphis	-	1,631	3,093	2,579	2,377	4,926	7,303	2,030
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	437	1,878	4,765	6,643	2,517
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	144	1,196	3,817	5,013	1,900

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/30/99	Santa Anna	-	2,657	3,293	3,612	3,704	5,858	9,562	2,330
01/21/00	Hanover Park	-	262	3,104	101	256	3,211	3,467	1,532
01/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	1,560	1,301	4,167	5,468	1,806
01/31/00	Rowland Heights/Walnut	-	681	1,589	114	687	1,697	2,384	877
02/08/00	Lewisville / Justin Rd	-	529	2,919	4,336	1,679	6,105	7,784	2,280
02/28/00	Plano / Avenue K	-	2,064	10,407	1,953	1,220	13,204	14,424	8,263
04/01/00	Hyattsville/Edmonson	-	1,036	2,657	143	1,036	2,800	3,836	1,383
04/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	2,058	1,311	5,889	7,200	2,546
05/02/00	Mill Valley	-	1,412	3,294	(278)	1,283	3,145	4,428	1,588
05/02/00	Culver City	-	2,439	5,689	6,405	2,221	12,312	14,533	5,422
05/26/00	Phoenix/N. 35th Ave	-	868	2,967	125	867	3,093	3,960	727
06/05/00	Mount Sinai / Route 25a	-	950	3,338	2,273	1,599	4,962	6,561	2,037
06/15/00	Pinellas Park	-	526	2,247	1,420	887	3,306	4,193	1,295
06/30/00	San Antonio/Broadway St	-	1,131	4,558	1,393	1,130	5,952	7,082	2,695
07/13/00	Lincolnwood	-	1,598	3,727	392	1,613	4,104	5,717	2,181
07/17/00	La Palco/New Orleans	-	1,023	3,204	2,030	1,609	4,648	6,257	1,823
07/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	358	1,761	4,872	6,633	2,377
08/01/00	Pineville	-	2,197	3,417	2,657	2,965	5,306	8,271	2,178
08/23/00	Morris Plains	-	1,501	4,300	4,333	2,719	7,415	10,134	2,769
08/31/00	Florissant/New Halls Fry	-	800	4,225	189	807	4,407	5,214	2,129
08/31/00	Orange, CA	-	661	1,542	6,138	667	7,674	8,341	2,474
09/01/00	Bayshore, NY	-	1,277	2,980	1,910	1,533	4,634	6,167	2,218
09/01/00	Los Angeles, CA	-	590	1,376	620	708	1,878	2,586	1,046
09/13/00	Merrillville	-	343	2,474	1,675	832	3,660	4,492	1,454
09/15/00	Gardena / W. El Segundo	-	1,532	3,424	200	1,532	3,624	5,156	1,582
09/15/00	Chicago / Ashland Avenue	-	850	4,880	2,060	849	6,941	7,790	3,101
09/15/00	Oakland / Macarthur	-	678	2,751	366	678	3,117	3,795	1,414
09/15/00	Alexandria / Pickett Ii	-	2,743	6,198	480	2,743	6,678	9,421	2,926
09/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	247	1,062	2,823	3,885	1,226
09/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	279	1,079	3,192	4,271	1,383
09/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	443	2,423	5,389	7,812	2,337
09/15/00	Evanston / Greenbay	-	846	4,436	437	846	4,873	5,719	2,098
09/15/00	Los Angeles / Coliseum	-	3,109	4,013	338	3,108	4,352	7,460	1,826
09/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,258	2,899	6,715	9,614	2,930
09/15/00	Northport / Fort Salonga Road	-	2,999	5,698	795	2,998	6,494	9,492	2,957
09/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,353	3,491	7,380	10,871	3,312
09/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	373	937	4,572	5,509	1,952
09/15/00	Tampa/Gunn Hwy	-	1,843	4,300	223	1,843	4,523	6,366	2,109

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,195	2,239	12,607	14,846	6,643
09/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,539	628	4,921	5,549	2,216
09/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,795	1,711	6,949	8,660	3,051
11/15/00	Largo/Missouri	-	1,092	4,270	2,539	1,838	6,063	7,901	2,451
11/21/00	St. Louis/Wilson	-	1,608	3,913	1,973	1,627	5,867	7,494	2,578
12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,564)	1,500	4,517	6,017	1,589
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	99	1,618	4,029	5,647	1,760
12/21/00	Houston/Main St	-	1,681	3,924	329	1,684	4,250	5,934	1,831
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	209	2,038	4,956	6,994	2,139
12/29/00	Chicago	-	1,946	6,002	157	1,949	6,156	8,105	2,740
12/29/00	Gardena	-	1,737	5,456	4,980	1,737	10,436	12,173	1,757
12/30/00	Raleigh/Glenwood	-	1,545	3,628	164	1,560	3,777	5,337	1,790
12/30/00	Frazier	-	800	3,324	85	800	3,409	4,209	1,417
01/05/01	Troy/E. Big Beaver Rd	-	2,195	4,221	2,138	2,820	5,734	8,554	2,229
01/11/01	Ft Lauderdale	-	954	3,972	2,663	1,746	5,843	7,589	2,271
01/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,670	2,200	9,085	11,285	3,296
01/18/01	Tuscon/E. Speedway	-	735	2,895	1,298	1,095	3,833	4,928	1,577
01/25/01	Lombard/Finley	-	851	3,806	2,597	1,564	5,690	7,254	2,248
03/15/01	Los Angeles/West Pico	-	8,579	8,630	2,635	8,608	11,236	19,844	4,842
04/01/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,148	1,331	13,502	14,833	5,556
04/07/01	Farmingdale/Rte 110	-	2,364	5,807	2,063	1,779	8,455	10,234	3,149
04/17/01	Philadelphia/Aramingo	-	968	4,539	131	968	4,670	5,638	2,010
04/18/01	Largo/Walsingham Road	-	1,000	3,545	(194)	800	3,551	4,351	1,561
06/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,874	2,359	6,504	8,863	2,500
06/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,097	1,065	7,488	8,553	2,893
06/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	76	954	3,860	4,814	1,665
06/26/01	Middletown	-	1,535	4,258	2,769	2,295	6,267	8,562	2,304
07/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,674	2,730	8,650	11,380	3,280
08/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	120	1,051	2,572	3,623	1,104
09/30/01	Syosset	-	2,461	5,312	2,174	3,089	6,858	9,947	2,553
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,876	8,333	14,257	22,590	4,916
12/27/01	Howell/Hgwy 9	-	941	4,070	1,615	1,365	5,261	6,626	2,001
12/29/01	Catonsville/Kent	-	1,378	5,289	2,694	1,377	7,984	9,361	3,036
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	33	1,250	4,987	6,237	2,028
12/29/01	Sacremento/Roseville	-	876	5,344	2,001	526	7,695	8,221	3,042
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	5,312	7,600	13,911	21,511	4,208
01/01/02	Concord	-	650	1,332	91	649	1,424	2,073	497
01/01/02	Tustin	-	962	1,465	323	962	1,788	2,750	638

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/02	Pasadena/Sierra Madre	-	706	872	79	706	951	1,657	334
01/01/02	Azusa	-	933	1,659	7,634	932	9,294	10,226	2,480
01/01/02	Redlands	-	423	1,202	240	422	1,443	1,865	536
01/01/02	Airport I	-	346	861	388	346	1,249	1,595	471
01/01/02	Miami / Marlin Road	-	562	1,345	212	562	1,557	2,119	637
01/01/02	Riverside	-	95	1,106	62	94	1,169	1,263	405
01/01/02	Oakland / San Leandro	-	330	1,116	134	330	1,250	1,580	464
01/01/02	Richmond / Jacuzzi	-	419	1,224	65	419	1,289	1,708	448
01/01/02	Santa Clara / Laurel	-	1,178	1,789	130	1,179	1,918	3,097	843
01/01/02	Pembroke Park	-	475	1,259	228	475	1,487	1,962	570
01/01/02	Ft. Lauderdale / Sun	-	452	1,254	128	452	1,382	1,834	549
01/01/02	San Carlos / Shorewa	-	737	1,360	76	737	1,436	2,173	468
01/01/02	Ft. Lauderdale / Sun	-	532	1,444	204	533	1,647	2,180	639
01/01/02	Sacramento / Howe	-	361	1,181	49	361	1,230	1,591	414
01/01/02	Sacramento / Capitol	-	186	1,284	357	186	1,641	1,827	713
01/01/02	Miami / Airport	-	517	915	324	517	1,239	1,756	501
01/01/02	Marietta / Cobb Park	-	419	1,571	422	420	1,992	2,412	881
01/01/02	Sacramento / Florin	-	624	1,710	1,146	623	2,857	3,480	1,278
01/01/02	Belmont / Dairy Lane	-	915	1,252	152	914	1,405	2,319	567
01/01/02	So. San Francisco	-	1,018	2,464	301	1,018	2,765	3,783	1,100
01/01/02	Palmdale / P Street	-	218	1,287	136	218	1,423	1,641	530
01/01/02	Tucker / Montreal Rd	-	760	1,485	210	758	1,697	2,455	655
01/01/02	Pasadena / S Fair Oaks	-	1,313	1,905	629	1,312	2,535	3,847	811
01/01/02	Carmichael/Fair Oaks	-	584	1,431	130	584	1,561	2,145	558
01/01/02	Carson / Carson St	-	507	877	160	506	1,038	1,544	419
01/01/02	San Jose / Felipe Ave	-	517	1,482	113	516	1,596	2,112	640
01/01/02	Miami / 27th Ave	-	272	1,572	284	271	1,857	2,128	725
01/01/02	San Jose / Capitol	-	400	1,183	71	401	1,253	1,654	449
01/01/02	Tucker / Mountain	-	519	1,385	168	520	1,552	2,072	587
01/03/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	240	687	1,842	2,529	834
01/07/02	Bothell/ N. Bothell Way	-	1,063	4,995	191	1,062	5,187	6,249	2,083
01/15/02	Houston / N.Loop	-	2,045	6,178	2,114	2,045	8,292	10,337	3,022
01/16/02	Orlando / S. Kirkman	-	889	3,180	112	889	3,292	4,181	1,546
01/16/02	Austin / Us Hwy 183	-	608	3,856	146	608	4,002	4,610	1,831
01/16/02	Rochelle Park / 168	-	744	4,430	215	744	4,645	5,389	2,031
01/16/02	Honolulu / Waialae	-	10,631	10,783	293	10,629	11,078	21,707	4,951
01/16/02	Sunny Isles Bch	-	931	2,845	249	931	3,094	4,025	1,505

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	San Ramon / San Ramo	-	1,522	3,510	82	1,521	3,593	5,114	1,608
01/16/02	Austin / W. 6th St	-	2,399	4,493	457	2,399	4,950	7,349	2,362
01/16/02	Schaumburg / W. Wise	-	1,158	2,598	77	1,157	2,676	3,833	1,230
01/16/02	Laguna Hills / Moulton	-	2,319	5,200	271	2,318	5,472	7,790	2,462
01/16/02	Annapolis / West St	-	955	3,669	70	955	3,739	4,694	1,692
01/16/02	Birmingham / Commons	-	1,125	3,938	240	1,125	4,178	5,303	1,917
01/16/02	Crestwood / Watson Rd	-	1,232	3,093	9	1,176	3,158	4,334	1,406
01/16/02	Northglenn /Huron St	-	688	2,075	119	688	2,194	2,882	1,004
01/16/02	Skokie / Skokie Blvd	-	716	5,285	123	716	5,408	6,124	2,364
01/16/02	Garden City / Stewart	-	1,489	4,039	326	1,489	4,365	5,854	2,021
01/16/02	Millersville / Veterans	-	1,036	4,229	224	1,035	4,454	5,489	1,986
01/16/02	W. Babylon / Sunrise	-	1,609	3,959	169	1,608	4,129	5,737	1,822
01/16/02	Memphis / Summer Ave	-	1,103	2,772	134	1,103	2,906	4,009	1,300
01/16/02	Santa Clara/Lafayette	-	1,393	4,626	32	1,393	4,658	6,051	1,953
01/16/02	Naperville / Washington	-	2,712	2,225	532	2,712	2,757	5,469	1,236
01/16/02	Phoenix/W Union Hills	-	1,071	2,934	133	1,065	3,073	4,138	1,365
01/16/02	Woodlawn / Whitehead	-	2,682	3,355	91	2,682	3,446	6,128	1,562
01/16/02	Issaquah / Pickering	-	1,138	3,704	51	1,137	3,756	4,893	1,658
01/16/02	West La /W Olympic	-	6,532	5,975	194	6,531	6,170	12,701	2,657
01/16/02	Pasadena / E. Colorado	-	1,125	5,160	140	1,124	5,301	6,425	2,276
01/16/02	Memphis / Covington	-	620	3,076	199	620	3,275	3,895	1,448
01/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	156	1,622	2,048	3,670	960
01/16/02	Longwood / State Rd	-	2,123	3,083	249	2,123	3,332	5,455	1,629
01/16/02	Casselberry / State	-	1,628	3,308	87	1,628	3,395	5,023	1,505
01/16/02	Honolulu/Kahala	-	3,722	8,525	169	3,721	8,695	12,416	3,702
01/16/02	Waukegan / Greenbay	-	933	3,826	65	933	3,891	4,824	1,693
01/16/02	Southfield / Telegraph	-	2,869	5,507	215	2,869	5,722	8,591	2,493
01/16/02	San Mateo / S. Delaware	-	1,921	4,602	142	1,921	4,744	6,665	2,006
01/16/02	Scottsdale/N.Hayden	-	2,111	3,564	80	2,117	3,638	5,755	1,559
01/16/02	Gilbert/W Park Ave	-	497	3,534	41	497	3,575	4,072	1,535
01/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(325)	2,148	4,326	6,474	1,890
01/16/02	Indianapolis / W.86th	-	812	2,421	292	812	2,713	3,525	1,195
01/16/02	Indianapolis / Madison	-	716	2,655	578	716	3,233	3,949	1,232
01/16/02	Indianapolis / Rockville	-	704	2,704	965	704	3,669	4,373	1,327
01/16/02	Santa Cruz / River	-	2,148	6,584	133	2,147	6,718	8,865	2,763
01/16/02	Novato / Rush Landing	-	1,858	2,574	74	1,858	2,648	4,506	1,150
01/16/02	Martinez / Arnold Dr	-	847	5,422	45	847	5,467	6,314	2,210
01/16/02	Charlotte/Cambridge	-	836	3,908	43	836	3,951	4,787	1,712

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Rancho Cucamonga	-	579	3,222	3,643	1,130	6,314	7,444	2,178
01/16/02	Renton / Kent	-	768	4,078	88	768	4,166	4,934	1,805
01/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	98	2,413	5,017	7,430	2,100
02/02/02	Nashua / Southwood Dr	-	2,493	4,326	275	2,493	4,601	7,094	1,850
02/15/02	Houston/Fm 1960 East	-	859	2,004	135	859	2,139	2,998	893
03/07/02	Baltimore / Russell Street	-	1,763	5,821	231	1,763	6,052	7,815	2,409
03/11/02	Weymouth / Main St	-	1,440	4,433	224	1,439	4,658	6,097	1,868
03/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	3,822	2,358	6,829	9,187	2,431
04/17/02	La Mirada/Alondra	-	1,749	5,044	2,812	2,575	7,030	9,605	2,525
05/01/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,455	631	8,793	9,424	3,283
05/02/02	Parkville/E.Joppa	-	898	4,306	149	898	4,455	5,353	1,739
06/17/02	Waltham / Lexington St	-	3,183	5,733	335	3,203	6,048	9,251	2,330
06/30/02	Nashville / Charlotte	-	876	2,004	156	876	2,160	3,036	892
07/02/02	Mt Juliet / Lebonan Rd	-	516	1,203	224	516	1,427	1,943	624
07/14/02	Yorktown / George Washington	-	707	1,684	140	707	1,824	2,531	767
07/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	181	2,113	3,737	5,850	1,445
08/01/02	Bricktown/Route 70	-	1,292	3,690	200	1,292	3,890	5,182	1,487
08/01/02	Danvers / Newbury St.	-	1,311	4,140	690	1,326	4,815	6,141	1,790
08/15/02	Montclair / Holt Blvd.	-	889	2,074	671	889	2,745	3,634	1,125
08/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	433	3,692	7,424	11,116	2,814
09/13/02	Lacey / Martin Way	-	1,379	3,217	139	1,379	3,356	4,735	1,116
09/13/02	Lakewood / Bridgeport	-	1,286	3,000	138	1,286	3,138	4,424	1,073
09/13/02	Kent / Pacific Highway	-	1,839	4,291	236	1,839	4,527	6,366	1,554
11/04/02	Scotch Plains /Route 22	-	2,124	5,072	133	2,126	5,203	7,329	1,986
12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,621	2,508	6,629	9,137	2,280
02/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	20	2,253	4,238	6,491	1,526
02/13/03	Malden / Eastern Ave	-	3,212	2,739	130	3,212	2,869	6,081	1,056
02/24/03	Miami / SW 137th Ave	-	1,600	4,684	(234)	1,600	4,450	6,050	1,610
03/03/03	Chantilly / Dulles South Court	-	2,190	4,314	175	2,190	4,489	6,679	1,575
03/06/03	Medford / Mystic Ave	-	3,886	4,982	41	3,885	5,024	8,909	1,775
05/27/03	Castro Valley / Grove Way	-	2,247	5,881	985	2,307	6,806	9,113	2,433
08/02/03	Sacramento / E.Stockton Blvd	-	554	4,175	105	554	4,280	4,834	1,507
08/13/03	Timonium / W. Padonia Road	-	1,932	3,681	49	1,932	3,730	5,662	1,289
08/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,400	1,698	6,286	7,984	1,845
09/09/03	Westwood / East St	-	3,267	5,013	380	3,288	5,372	8,660	1,867
10/21/03	San Diego / Miramar Road	-	2,244	6,653	687	2,243	7,341	9,584	2,464
11/03/03	El Sobrante/San Pablo	-	1,255	4,990	1,325	1,257	6,313	7,570	2,466
11/06/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	589	4,430	5,426	9,856	1,819

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/03	Boston / Southampton Street	-	5,334	7,511	838	5,345	8,338	13,683	2,725
01/09/04	Farmingville / Horseblock Road	-	1,919	4,420	(28)	1,918	4,393	6,311	1,425
02/27/04	Salem / Goodhue St.	-	1,544	6,160	115	1,544	6,275	7,819	2,002
03/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(239)	6,085	7,316	13,401	2,309
06/30/04	Marlton / Route 73	-	1,103	5,195	(13)	1,103	5,182	6,285	1,428
07/01/04	Long Island City/Northern Blvd.	-	4,876	7,610	(111)	4,876	7,499	12,375	2,337
07/09/04	West Valley Cty/Redwood	-	876	2,067	624	883	2,684	3,567	1,053
07/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	199	1,692	4,110	5,802	1,254
07/15/04	Harwood/Ronald	-	1,619	3,778	225	1,619	4,003	5,622	1,340
09/24/04	E. Hanover/State Rt	-	3,895	4,943	239	3,895	5,182	9,077	1,525
10/14/04	Apple Valley/148th St	370	591	1,375	224	592	1,598	2,190	550
10/14/04	Blaine / Hwy 65 NE	586	789	1,833	849	713	2,758	3,471	861
10/14/04	Brooklyn Park / Lakeland Ave	-	1,411	3,278	300	1,413	3,576	4,989	1,170
10/14/04	Brooklyn Park / Xylon Ave	695	1,120	2,601	395	1,121	2,995	4,116	1,112
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	373	615	1,431	163	616	1,593	2,209	511
10/14/04	Maple Grove / Zachary Lane	767	1,337	3,105	97	1,338	3,201	4,539	961
10/14/04	Minneapolis / Hiawatha Ave	878	1,480	3,437	280	1,481	3,716	5,197	1,186
10/14/04	New Hope / 36th Ave	908	1,332	3,094	950	1,333	4,043	5,376	1,301
10/14/04	Rosemount / Chippendale Ave	509	864	2,008	141	865	2,148	3,013	674
10/14/04	St Cloud/Franklin	343	575	1,338	117	576	1,454	2,030	441
10/14/04	Savage / W 128th St	887	1,522	3,535	193	1,523	3,727	5,250	1,152
10/14/04	Spring Lake Park/Hwy 65 NE	952	1,534	3,562	539	1,535	4,100	5,635	1,409
10/14/04	St Paul / Eaton St	-	1,161	2,698	190	1,163	2,886	4,049	922
10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	340	1,206	3,157	4,363	1,071
10/14/04	West St Paul / Marie Ave	-	1,447	3,361	1,431	1,449	4,790	6,239	1,772
10/14/04	Stillwater / Memorial Ave	967	1,669	3,876	185	1,671	4,059	5,730	1,243
10/14/04	St Paul-VadnaisHts/Birch Lake Rd	581	928	2,157	353	929	2,509	3,438	851
10/14/04	Woodbury / Hudson Road	-	1,863	4,327	320	1,865	4,645	6,510	1,430
10/14/04	Brown Deer / N Green Bay Rd	624	1,059	2,461	176	1,060	2,636	3,696	845
10/14/04	Germantown / Spaten Court	356	607	1,411	89	608	1,499	2,107	459
10/14/04	Milwaukee/ N 77th St	742	1,241	2,882	268	1,242	3,149	4,391	1,007
10/14/04	Milwaukee/ S 13th St	872	1,484	3,446	236	1,485	3,681	5,166	1,140
10/14/04	Oak Creek / S 27th St	452	751	1,746	181	752	1,926	2,678	613
10/14/04	Waukesha / Arcadian Ave	988	1,665	3,868	322	1,667	4,188	5,855	1,379
10/14/04	West Allis / W Lincoln Ave	822	1,390	3,227	251	1,391	3,477	4,868	1,097
10/14/04	Garland / O'Banion Rd	-	606	1,414	155	608	1,567	2,175	540
10/14/04	Grand Prairie/ Hwy360	-	942	2,198	142	944	2,338	3,282	760
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	387	1,525	3,942	5,467	1,407

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/14/04	Lancaster/ W Pleasant	-	993	2,317	146	995	2,461	3,456	785
10/14/04	Mesquite / Oates Dr	-	937	2,186	144	939	2,328	3,267	757
10/14/04	Dallas / E NW Hwy	-	942	2,198	144	944	2,340	3,284	756
11/24/04	Pompano Beach/E. Sample	-	1,608	3,754	209	1,621	3,950	5,571	1,208
11/24/04	Davie / SW 41st St.	-	2,467	5,758	211	2,466	5,970	8,436	1,852
11/24/04	North Bay Village/Kennedy	5,348	3,275	7,644	254	3,274	7,899	11,173	2,385
11/24/04	Miami / Biscayne Blvd	5,323	3,538	8,258	175	3,537	8,434	11,971	2,578
11/24/04	Miami Gardens/NW 57th St	5,554	2,706	6,316	186	2,706	6,502	9,208	1,955
11/24/04	Tamarac/ N University Dr	-	2,580	6,022	171	2,580	6,193	8,773	1,866
11/24/04	Miami / SW 31st Ave	11,378	11,574	27,009	320	11,571	27,332	38,903	7,967
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	466	2,224	5,658	7,882	1,964
11/24/04	Miami / SW 42nd St	-	2,955	6,897	531	2,958	7,425	10,383	2,553
11/24/04	Miami / SW 40th St	-	2,933	6,844	570	2,932	7,415	10,347	2,566
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,185	2,861	9,861	12,722	2,661
01/19/05	Cheektowaga / William St	-	965	2,262	56	964	2,319	3,283	810
01/19/05	Amherst / Millersport Hwy	-	1,431	3,350	94	1,431	3,444	4,875	1,187
01/19/05	Lancaster / Walden Ave	-	528	1,244	121	528	1,365	1,893	478
01/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	64	1,205	2,887	4,092	992
01/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	60	1,130	2,709	3,839	938
01/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	145	1,850	4,475	6,325	1,589
02/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	12	887	3,877	4,764	1,081
04/26/05	Hoboken / 8th St	-	3,963	9,290	432	3,962	9,723	13,685	3,327
05/03/05	Bayville / 939 Route 9	-	1,928	4,519	98	1,928	4,617	6,545	1,551
05/03/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	179	3,521	8,419	11,940	2,772
05/03/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	69	1,554	3,717	5,271	1,250
05/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	202	2,263	4,742	7,005	1,287
05/19/05	Libertyville / Kelley Crt	-	2,042	4,783	106	2,042	4,889	6,931	1,628
05/19/05	Joliet / Essington	-	1,434	3,367	134	1,434	3,501	4,935	1,186
06/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	65	1,864	4,428	6,292	1,459
06/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	124	1,293	3,157	4,450	1,036
07/07/05	Lithonia / Minola Dr	-	1,273	2,985	110	1,272	3,096	4,368	1,034
07/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	834	1,264	3,810	5,074	1,191
07/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	1,001	2,913	7,831	10,744	2,450
08/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	210	1,914	4,707	6,621	1,564
09/08/05	Brandon / Providence Rd	-	2,592	6,067	127	2,592	6,194	8,786	1,977
09/15/05	Woodstock / Hwy 92	-	1,251	2,935	70	1,250	3,006	4,256	976
09/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(185)	1,153	3,423	4,576	1,079
10/05/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	185	2,552	6,166	8,718	1,964

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/05/05	Bronx / Brush Ave	-	4,517	10,581	139	4,516	10,721	15,237	3,356
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	16	213	3,477	3,690	810
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	178	3,364	8,053	11,417	2,526
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	285	3,034	7,378	10,412	2,251
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	214	3,598	8,645	12,243	2,696
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	123	3,601	8,572	12,173	2,653
10/21/05	Norristown / W.Main St	-	1,465	4,818	298	1,465	5,116	6,581	1,273
11/02/05	Miller Place / Route 25A	-	2,757	6,459	191	2,757	6,650	9,407	3,639
11/18/05	Miami / Biscayne Blvd	-	7,434	17,268	396	7,433	17,665	25,098	5,313
12/01/05	Manchester / Taylor St	-	1,305	3,029	189	1,305	3,218	4,523	1,069
12/07/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	124	1,986	4,759	6,745	1,466
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	391	1,184	4,956	6,140	1,241
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	94	4,719	11,106	15,825	3,373
12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	89	3,409	5,583	8,992	1,520
01/01/06	Costa Mesa / Placentia-A	-	275	754	161	275	915	1,190	204
01/01/06	Van Nuys / Sepulveda-A	-	497	886	117	497	1,003	1,500	254
01/01/06	Pico Rivera / Beverly	-	303	865	48	303	913	1,216	179
01/01/06	San Dimas	-	222	1,505	113	222	1,618	1,840	454
01/01/06	Long Beach / Cherry Ave	-	801	1,723	2,853	801	4,576	5,377	418
01/01/06	E.LA / Valley Blvd	-	670	1,845	360	685	2,190	2,875	582
01/01/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	154	1,240	1,985	3,225	1,280
01/01/06	N. Pasadena / Lincoln Ave	-	357	535	50	357	585	942	145
01/01/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	51	146	824	970	206
01/01/06	Fremont / Enterprise	-	122	727	208	122	935	1,057	248
01/01/06	Milpitas/Montague I &Watson Ct	-	212	607	148	212	755	967	176
01/01/06	Wilmington	-	890	1,345	147	890	1,492	2,382	335
01/01/06	Sun Valley / Glenoaks	-	359	616	55	359	671	1,030	146
01/01/06	Corona	-	169	722	51	169	773	942	124
01/01/06	Norco	-	106	410	70	106	480	586	72
01/01/06	N. Hollywood / Vanowen	-	343	567	61	343	628	971	154
01/05/06	Norfolk/Widgeon Rd.	-	1,328	3,125	106	1,328	3,231	4,559	960
01/11/06	Goleta/Hollister&Stork	3,911	2,873	6,788	171	2,873	6,959	9,832	2,092
02/15/06	RockvilleCtr/Sunrs	-	1,813	4,264	1,507	1,813	5,771	7,584	1,742
03/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	148	1,953	4,717	6,670	1,419
03/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	123	3,008	7,141	10,149	2,089
03/30/06	Miami/SW 24th Ave.	-	4,272	9,969	190	4,272	10,159	14,431	2,908
03/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	85	2,492	7,212	9,704	1,658
05/01/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	191	1,572	3,863	5,435	1,107

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

05/01/06	Jupiter/5100 Military Trail	-	4,397	10,266	157	4,397	10,423	14,820	2,950
05/01/06	Neptune/Neptune Blvd.	-	3,240	7,564	139	3,240	7,703	10,943	2,209
05/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	79	2,483	5,878	8,361	1,656
05/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	434	9,329	20,834	30,163	4,622
06/06/06	Tampa/30th St	-	2,283	5,337	126	2,283	5,463	7,746	1,560
06/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	113	1,786	4,286	6,072	1,212
07/01/06	Brooklyn/Knapp St	-	6,701	5,088	15	6,701	5,103	11,804	1,114
08/22/06	Scottsdale North	-	5,037	14,000	303	5,036	14,304	19,340	3,297
08/22/06	Dobson Ranch	-	1,896	5,065	141	1,896	5,206	7,102	1,212
08/22/06	Scottsdale Air Park	-	1,560	7,060	68	1,560	7,128	8,688	1,597
08/22/06	Shea	-	2,271	6,402	68	2,270	6,471	8,741	1,461
08/22/06	Collonade Mall	-	-	3,569	68	-	3,637	3,637	833
08/22/06	Union Hills	-	2,618	5,357	93	2,617	5,451	8,068	1,241
08/22/06	Speedway	-	1,921	6,105	215	1,920	6,321	8,241	1,484
08/22/06	Mill Avenue	-	621	2,447	126	621	2,573	3,194	622
08/22/06	Cooper Road	-	2,378	3,970	105	2,377	4,076	6,453	949
08/22/06	Desert Sky	-	1,603	4,667	153	1,603	4,820	6,423	1,103
08/22/06	Tanque Verde Road	-	1,636	3,714	71	1,636	3,785	5,421	857
08/22/06	Oro Valley	-	1,729	6,158	88	1,728	6,247	7,975	1,412
08/22/06	Sunnyvale	-	5,647	16,555	270	5,646	16,826	22,472	3,780
08/22/06	El Cerito	-	2,002	8,710	148	2,001	8,859	10,860	2,014
08/22/06	Westwood	-	7,826	13,848	623	7,824	14,473	22,297	3,320
08/22/06	El Cajon	-	7,490	13,341	1,742	7,488	15,085	22,573	3,620
08/22/06	Santa Ana	-	12,432	10,961	741	12,429	11,705	24,134	2,951
08/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	183	3,688	14,739	18,427	3,340
08/22/06	Solana Beach	-	-	11,163	302	-	11,465	11,465	2,668
08/22/06	Huntington Beach	-	3,914	11,064	251	3,913	11,316	15,229	2,537
08/22/06	Ontario	-	2,904	5,762	231	2,904	5,993	8,897	1,452
08/22/06	Orange	-	2,421	9,184	247	2,421	9,431	11,852	2,122
08/22/06	Daly City	-	4,034	13,280	1,007	4,033	14,288	18,321	3,369
08/22/06	Castro Valley	-	3,682	5,986	222	3,681	6,209	9,890	1,397
08/22/06	Newark	-	3,550	6,512	82	3,550	6,594	10,144	1,480
08/22/06	Sacramento	-	1,864	4,399	100	1,864	4,499	6,363	1,022
08/22/06	San Leandro	-	2,979	4,776	88	2,979	4,864	7,843	1,112
08/22/06	San Lorenzo	-	1,842	4,387	135	1,841	4,523	6,364	1,051
08/22/06	Tracy	-	959	3,791	119	959	3,910	4,869	900
08/22/06	Aliso Viejo	-	6,640	11,486	139	6,639	11,626	18,265	2,613
08/22/06	Alicia Parkway	-	5,669	12,680	527	5,668	13,208	18,876	3,169

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Capitol Expressway	-	-	3,970	94	-	4,064	4,064	918
08/22/06	Vista Park	-	-	-	112	-	112	112	67
08/22/06	Oakley	-	2,419	5,452	180	2,418	5,633	8,051	1,321
08/22/06	Livermore	-	2,972	6,816	96	2,971	6,913	9,884	1,554
08/22/06	Sand City	-	2,563	8,291	78	2,563	8,369	10,932	1,873
08/22/06	Tracy II	-	1,762	4,487	98	1,762	4,585	6,347	1,062
08/22/06	SF-Evans	-	3,966	7,487	455	3,965	7,943	11,908	1,977
08/22/06	Natomas	-	1,302	5,063	110	1,302	5,173	6,475	1,185
08/22/06	Golden / 6th & Simms	-	853	2,817	150	853	2,967	3,820	706
08/22/06	Littleton / Hampden - South	-	1,040	2,261	51	1,040	2,312	3,352	530
08/22/06	Margate	-	3,482	5,742	225	3,482	5,967	9,449	1,413
08/22/06	Delray Beach	-	3,546	7,076	168	3,546	7,244	10,790	1,652
08/22/06	Lauderhill	-	2,807	6,668	143	2,807	6,811	9,618	1,576
08/22/06	Roswell	-	908	3,308	182	908	3,490	4,398	863
08/22/06	Morgan Falls	-	3,229	7,844	146	3,228	7,991	11,219	1,800
08/22/06	Norcross	-	724	2,197	143	724	2,340	3,064	578
08/22/06	Stone Mountain	-	500	2,055	149	500	2,204	2,704	531
08/22/06	Tucker	-	731	2,664	218	731	2,882	3,613	673
08/22/06	Forest Park	-	502	1,731	123	502	1,854	2,356	469
08/22/06	Clairmont Road	-	804	2,345	119	804	2,464	3,268	581
08/22/06	Gwinnett Place	-	1,728	3,982	95	1,728	4,077	5,805	928
08/22/06	Perimeter Center	-	3,414	8,283	171	3,413	8,455	11,868	1,900
08/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	167	2,442	6,850	9,292	1,555
08/22/06	Satellite Blvd	-	1,940	3,907	181	1,940	4,088	6,028	943
08/22/06	Hillside	-	1,949	3,611	188	1,949	3,799	5,748	910
08/22/06	Orland Park	-	2,977	5,443	173	2,976	5,617	8,593	1,330
08/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	138	1,342	2,271	3,613	530
08/22/06	Wheaton	-	1,531	5,584	176	1,531	5,760	7,291	1,305
08/22/06	Lincolnwood / Touhy	-	700	3,307	83	700	3,390	4,090	780
08/22/06	Niles	-	826	1,473	140	826	1,613	2,439	389
08/22/06	Berwyn	-	728	5,310	186	728	5,496	6,224	1,298
08/22/06	Chicago Hts / N Western	-	1,367	3,359	114	1,367	3,473	4,840	823
08/22/06	River West	-	296	2,443	193	296	2,636	2,932	641
08/22/06	Fullerton	-	1,369	6,500	382	1,369	6,882	8,251	1,683
08/22/06	Glenview West	-	1,283	2,621	111	1,282	2,733	4,015	661
08/22/06	Glendale / Keystone Ave.	-	1,733	3,958	154	1,733	4,112	5,845	956
08/22/06	College Park / W. 86th St.	-	1,381	2,669	56	1,381	2,725	4,106	638
08/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	179	2,580	5,204	7,784	1,192

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	117	1,263	4,341	5,604	991
08/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	300	2,105	3,930	6,035	963
08/22/06	Castleton / Corporate Dr.	-	914	2,465	119	914	2,584	3,498	633
08/22/06	Geist / Fitness Lane	-	2,133	3,718	89	2,133	3,807	5,940	881
08/22/06	Indianapolis / E. 6nd St.	-	444	2,141	67	444	2,208	2,652	517
08/22/06	Suitland	-	2,337	5,799	221	2,336	6,021	8,357	1,408
08/22/06	Gaithersburg	-	4,239	8,516	240	4,238	8,757	12,995	2,038
08/22/06	Germantown	-	2,057	4,510	220	2,057	4,730	6,787	1,118
08/22/06	Briggs Chaney	-	2,073	2,802	47	2,024	2,898	4,922	670
08/22/06	Oxon Hill	-	1,557	3,971	117	1,556	4,089	5,645	944
08/22/06	Frederick / Thomas Johnson	-	1,811	2,695	196	1,811	2,891	4,702	729
08/22/06	Clinton	-	2,728	5,363	87	2,728	5,450	8,178	1,258
08/22/06	Reisterstown	-	833	2,035	95	833	2,130	2,963	519
08/22/06	Plymouth	-	2,018	4,415	136	2,017	4,552	6,569	1,061
08/22/06	Madison Heights	-	2,354	4,391	162	2,354	4,553	6,907	1,112
08/22/06	Ann Arbor	-	1,921	4,068	110	1,920	4,179	6,099	959
08/22/06	Canton	-	710	4,287	174	710	4,461	5,171	1,048
08/22/06	Fraser	-	2,026	5,393	145	2,025	5,539	7,564	1,287
08/22/06	Livonia	-	1,849	3,860	113	1,848	3,974	5,822	913
08/22/06	Sterling Heights	-	2,996	5,358	159	2,995	5,518	8,513	1,283
08/22/06	Warren	-	3,345	7,004	129	3,344	7,134	10,478	1,595
08/22/06	Rochester	-	1,876	3,032	183	1,876	3,215	5,091	769
08/22/06	Taylor	-	1,635	4,808	156	1,634	4,965	6,599	1,152
08/22/06	Jackson	-	442	1,756	165	442	1,921	2,363	480
08/22/06	Troy	-	1,237	2,093	46	1,237	2,139	3,376	499
08/22/06	Rochester Hills	-	1,780	4,559	71	1,780	4,630	6,410	1,045
08/22/06	Auburn Hills	-	1,888	3,017	125	1,887	3,143	5,030	744
08/22/06	Flint South	-	543	3,068	95	542	3,164	3,706	741
08/22/06	Troy - Maple	-	2,570	5,775	85	2,570	5,860	8,430	1,322
08/22/06	Matawan	-	4,282	7,813	443	4,282	8,256	12,538	1,984
08/22/06	Marlboro	-	2,214	5,868	192	2,214	6,060	8,274	1,403
08/22/06	Voorhees	-	2,705	5,486	91	2,705	5,577	8,282	1,257
08/22/06	Dover/Rockaway	-	3,395	5,327	111	3,394	5,439	8,833	1,233
08/22/06	Marlton	-	1,635	2,273	91	1,635	2,364	3,999	561
08/22/06	West Paterson	-	701	5,689	279	701	5,968	6,669	1,411
08/22/06	Yonkers	-	4,473	9,925	3,084	4,473	13,009	17,482	3,207
08/22/06	Van Dam Street	-	3,527	6,935	2,855	3,527	9,790	13,317	3,159
08/22/06	Northern Blvd	-	5,373	9,970	2,796	5,372	12,767	18,139	4,160

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Gold Street	-	6,747	16,544	3,621	6,746	20,166	26,912	6,007
08/22/06	Utica Avenue	-	7,746	13,063	1,638	7,744	14,703	22,447	3,880
08/22/06	Melville	-	4,659	6,572	3,623	4,658	10,196	14,854	1,740
08/22/06	Westgate	-	697	1,211	142	697	1,353	2,050	356
08/22/06	Capital Boulevard	-	757	1,681	102	757	1,783	2,540	443
08/22/06	Cary	-	1,145	5,104	191	1,145	5,295	6,440	1,252
08/22/06	Garner	-	529	1,211	81	529	1,292	1,821	326
08/22/06	Morrisville	-	703	1,880	124	703	2,004	2,707	503
08/22/06	Atlantic Avenue	-	1,693	6,293	203	1,692	6,497	8,189	1,473
08/22/06	Friendly Avenue	-	1,169	3,043	221	1,169	3,264	4,433	765
08/22/06	Glenwood Avenue	-	1,689	4,948	176	1,689	5,124	6,813	1,189
08/22/06	Poole Road	-	1,271	2,919	154	1,271	3,073	4,344	715
08/22/06	South Raleigh	-	800	2,219	147	800	2,366	3,166	553
08/22/06	Wendover	-	2,891	7,656	232	2,891	7,888	10,779	1,830
08/22/06	Beaverton / Hwy 217	-	2,130	3,908	128	2,130	4,036	6,166	937
08/22/06	Gresham / Hogan Rd	-	1,957	4,438	157	1,957	4,595	6,552	1,090
08/22/06	Hillsboro / TV Hwy	-	3,095	8,504	115	3,095	8,619	11,714	1,936
08/22/06	Westchester	-	-	5,735	324	-	6,059	6,059	1,409
08/22/06	Airport	-	4,597	8,728	307	4,596	9,036	13,632	2,106
08/22/06	Oxford Valley	-	2,430	5,365	130	2,430	5,495	7,925	1,263
08/22/06	Valley Forge	-	-	-	79	-	79	79	53
08/22/06	Jenkintown	-	-	-	59	-	59	59	28
08/22/06	Burke	-	2,522	4,019	74	2,521	4,094	6,615	924
08/22/06	Midlothian Turnpike	-	1,978	3,244	109	1,978	3,353	5,331	787
08/22/06	South Military Highway	-	1,611	2,903	91	1,610	2,995	4,605	687
08/22/06	Newport News North	-	2,073	4,067	115	2,072	4,183	6,255	959
08/22/06	Virginia Beach Blvd.	-	2,743	4,786	135	2,743	4,921	7,664	1,149
08/22/06	Bayside	-	1,570	2,708	61	1,570	2,769	4,339	635
08/22/06	Chesapeake	-	1,507	4,296	99	1,506	4,396	5,902	999
08/22/06	Leesburg	-	1,935	2,485	79	1,935	2,564	4,499	593
08/22/06	Dale City	-	1,885	3,335	151	1,885	3,486	5,371	832
08/22/06	Gainesville	-	1,377	2,046	129	1,377	2,175	3,552	524
08/22/06	Charlottesville	-	1,481	2,397	103	1,481	2,500	3,981	593
08/22/06	Laskin Road	-	1,448	2,634	94	1,447	2,729	4,176	636
08/22/06	Holland Road	-	1,565	2,227	1,041	1,387	3,446	4,833	621
08/22/06	Princess Anne Road	-	1,479	2,766	63	1,478	2,830	4,308	650
08/22/06	Cedar Road	-	1,138	2,083	96	1,138	2,179	3,317	514
08/22/06	Crater Road	-	1,497	2,266	132	1,497	2,398	3,895	589

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Temple	-	993	2,231	189	993	2,420	3,413	582
08/22/06	Jefferson Davis Hwy	-	954	2,156	69	954	2,225	3,179	516
08/22/06	McLean	-	-	8,815	158	-	8,973	8,973	4,880
08/22/06	Burke Centre	-	4,756	8,705	134	4,756	8,839	13,595	1,978
08/22/06	Fordson	-	3,063	5,235	131	3,063	5,366	8,429	1,219
08/22/06	Fullerton	-	4,199	8,867	253	4,199	9,120	13,319	2,101
08/22/06	Telegraph	-	2,183	4,467	172	2,183	4,639	6,822	1,068
08/22/06	Mt Vernon	-	4,876	11,544	352	4,875	11,897	16,772	2,680
08/22/06	Bellingham	-	2,160	4,340	186	2,160	4,526	6,686	1,045
08/22/06	Everett Central	-	2,137	4,342	120	2,136	4,463	6,599	1,017
08/22/06	Tacoma / Highland Hills	-	2,647	5,533	220	2,647	5,753	8,400	1,361
08/22/06	Edmonds	-	5,883	10,514	315	5,882	10,830	16,712	2,482
08/22/06	Kirkland 124th	-	2,827	5,031	201	2,826	5,233	8,059	1,265
08/22/06	Woodinville	-	2,603	5,723	158	2,603	5,881	8,484	1,349
08/22/06	Burien / Des Moines	-	3,063	5,952	300	3,062	6,253	9,315	1,475
08/22/06	SeaTac	-	2,439	4,623	482	2,439	5,105	7,544	1,379
08/22/06	Southcenter	-	2,054	3,665	168	2,053	3,834	5,887	929
08/22/06	Puyallup / Canyon Rd	-	1,123	1,940	88	1,123	2,028	3,151	475
08/22/06	Puyallup / South Hill	-	1,567	2,610	173	1,567	2,783	4,350	687
08/22/06	Queen Anne/Magnolia	-	3,191	11,723	178	3,190	11,902	15,092	2,700
08/22/06	Kennydale	-	3,424	7,799	225	3,424	8,024	11,448	1,833
08/22/06	Bellefield	-	3,019	5,541	326	3,018	5,868	8,886	1,387
08/22/06	Factoria Square	-	3,431	8,891	216	3,431	9,107	12,538	2,052
08/22/06	Auburn / 16th Ave	-	2,491	4,716	145	2,491	4,861	7,352	1,137
08/22/06	East Bremerton	-	1,945	5,203	122	1,944	5,326	7,270	1,227
08/22/06	Port Orchard	-	1,144	2,885	161	1,143	3,047	4,190	719
08/22/06	West Seattle	-	3,573	8,711	77	3,572	8,789	12,361	1,974
08/22/06	Vancouver / Salmon Creek	-	2,667	5,597	102	2,666	5,700	8,366	1,315
08/22/06	West Bremerton	-	1,778	3,067	91	1,777	3,159	4,936	726
08/22/06	Kent / 132nd	-	1,806	3,880	121	1,805	4,002	5,807	917
08/22/06	Lacey / Martin Way	-	1,211	2,162	80	1,211	2,242	3,453	523
08/22/06	Lynwood / Hwy 9	-	2,172	3,518	215	2,171	3,734	5,905	864
08/22/06	W Olympia / Black Lake Blvd	-	1,295	2,300	38	1,295	2,338	3,633	540
08/22/06	Parkland / A St	-	1,855	3,819	206	1,854	4,026	5,880	957
08/22/06	Lake Union	-	11,602	32,019	2,602	11,600	34,623	46,223	7,764
08/22/06	Bellevue / 122nd	-	9,552	21,891	993	9,550	22,886	32,436	5,425
08/22/06	Gig Harbor/Olympic	-	1,762	3,196	90	1,762	3,286	5,048	768
08/22/06	Seattle /Ballinger Way	-	-	7,098	74	-	7,172	7,172	1,611

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Scottsdale South	-	2,377	3,524	199	2,377	3,723	6,100	920
08/22/06	Phoenix	-	2,516	5,638	185	2,515	5,824	8,339	1,369
08/22/06	Chandler	-	2,910	5,460	135	2,909	5,596	8,505	1,285
08/22/06	Phoenix East	-	1,524	5,151	173	1,524	5,324	6,848	1,247
08/22/06	Mesa	-	1,604	4,434	318	1,604	4,752	6,356	1,125
08/22/06	Union City	-	1,905	3,091	5,037	1,904	8,129	10,033	1,689
08/22/06	La Habra	-	5,439	10,239	213	5,438	10,453	15,891	2,381
08/22/06	Palo Alto	-	4,259	6,362	173	4,258	6,536	10,794	1,486
08/22/06	Kearney - Balboa	-	4,565	11,584	290	4,564	11,875	16,439	2,760
08/22/06	South San Francisco	-	1,593	4,995	295	1,593	5,290	6,883	1,305
08/22/06	Mountain View	-	1,505	3,839	71	1,505	3,910	5,415	893
08/22/06	Denver / Tamarac	-	666	1,109	72	665	1,182	1,847	306
08/22/06	Littleton / Windermere	-	2,214	4,186	166	2,213	4,353	6,566	1,071
08/22/06	Thornton / Quivas	-	547	1,439	160	547	1,599	2,146	412
08/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,146	1,579	5,862	7,441	1,287
08/22/06	Oakland Park	-	8,821	20,512	1,342	8,820	21,855	30,675	5,499
08/22/06	Seminole	-	1,821	3,817	103	1,820	3,921	5,741	924
08/22/06	Military Trail	-	6,514	10,965	672	6,513	11,638	18,151	2,774
08/22/06	Blue Heron	-	8,121	11,641	395	8,119	12,038	20,157	2,815
08/22/06	Alsip / 127th St	-	1,891	3,414	141	1,891	3,555	5,446	841
08/22/06	Dolton	-	1,784	4,508	109	1,783	4,618	6,401	1,053
08/22/06	Lombard / 330 North Ave	-	1,506	2,596	318	1,506	2,914	4,420	781
08/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	266	1,838	3,887	5,725	933
08/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	182	1,732	4,208	5,940	969
08/22/06	Bridgeview	-	1,396	3,651	188	1,395	3,840	5,235	935
08/22/06	Willowbrook	-	1,730	3,355	168	1,729	3,524	5,253	839
08/22/06	Lisle	-	1,967	3,525	201	1,967	3,726	5,693	879
08/22/06	Laurel	-	1,323	2,577	147	1,323	2,724	4,047	653
08/22/06	Crofton	-	1,373	3,377	137	1,373	3,514	4,887	811
08/22/06	Lansing	-	114	1,126	132	114	1,258	1,372	328
08/22/06	Southfield	-	4,181	6,338	97	4,180	6,436	10,616	1,461
08/22/06	Troy - Oakland Mall	-	2,281	4,953	163	2,281	5,116	7,397	1,163
08/22/06	Walled Lake	-	2,788	4,784	92	2,787	4,877	7,664	1,117
08/22/06	Salem / Lancaster	-	2,036	4,827	318	2,035	5,146	7,181	1,202
08/22/06	Tigard / King City	-	1,959	7,189	89	1,959	7,278	9,237	1,650
08/22/06	Portland / SE 82nd Ave	-	1,519	4,390	172	1,518	4,563	6,081	1,036
08/22/06	Beaverton/HWY 217	-	3,294	7,186	142	3,294	7,328	10,622	1,673
08/22/06	Beaverton / Cornell Rd	-	1,869	3,814	56	1,869	3,870	5,739	871

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Fairfax	-	6,895	10,006	290	6,893	10,298	17,191	2,361
08/22/06	Falls Church	-	2,488	15,341	287	2,487	15,629	18,116	3,480
08/22/06	Manassas West	-	912	2,826	138	912	2,964	3,876	704
08/22/06	Herndon	-	2,625	3,105	180	2,625	3,285	5,910	774
08/22/06	Newport News South	-	2,190	5,264	91	2,190	5,355	7,545	1,203
08/22/06	North Richmond	-	1,606	2,411	180	1,605	2,592	4,197	676
08/22/06	Kempsville	-	1,165	1,951	81	1,165	2,032	3,197	492
08/22/06	Manassas East	-	1,297	2,843	97	1,297	2,940	4,237	683
08/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	126	1,750	3,378	5,128	794
08/22/06	White Center	-	2,091	4,530	165	2,091	4,695	6,786	1,093
08/22/06	Factoria	-	2,770	5,429	480	2,769	5,910	8,679	1,554
08/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,489	4,030	11,040	15,070	2,440
08/22/06	Renton	-	2,752	6,378	190	2,751	6,569	9,320	1,529
08/22/06	Issaquah	-	3,739	5,624	103	3,738	5,728	9,466	1,280
08/22/06	East Lynnwood	-	2,250	4,790	157	2,249	4,948	7,197	1,143
08/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	116	1,604	2,510	4,114	608
08/22/06	Smokey Point	-	607	1,723	130	607	1,853	2,460	454
08/22/06	Shoreline / 145th	-	2,926	4,910	3,623	2,926	8,533	11,459	1,923
08/22/06	Mt. Clemens	-	1,247	3,590	88	1,246	3,679	4,925	849
08/22/06	Ramsey	-	552	2,155	102	552	2,257	2,809	545
08/22/06	Apple Valley / 155th St	-	1,203	3,136	95	1,203	3,231	4,434	742
08/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	419	1,953	4,321	6,274	1,098
08/22/06	Burnsville Parkway W	-	1,561	4,359	131	1,561	4,490	6,051	1,026
08/22/06	Chanhassen	-	3,292	6,220	153	3,291	6,374	9,665	1,469
08/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	310	1,990	5,286	7,276	1,324
08/22/06	Eden Prairie East	-	3,516	5,682	308	3,516	5,990	9,506	1,475
08/22/06	Eden Prairie West	-	3,713	7,177	141	3,712	7,319	11,031	1,663
08/22/06	Edina	-	4,422	8,190	75	4,422	8,265	12,687	1,852
08/22/06	Hopkins	-	1,460	2,510	100	1,459	2,611	4,070	602
08/22/06	Little Canada	-	3,490	7,062	353	3,489	7,416	10,905	1,737
08/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	829	1,513	4,101	5,614	937
08/22/06	Minnetonka	-	1,318	2,087	104	1,318	2,191	3,509	522
08/22/06	Plymouth 169	-	684	1,323	333	684	1,656	2,340	526
08/22/06	Plymouth 494	-	2,000	4,260	1,681	2,356	5,585	7,941	1,453
08/22/06	Plymouth West	-	1,973	6,638	114	1,973	6,752	8,725	1,534
08/22/06	Richfield	-	1,641	5,688	571	1,641	6,259	7,900	1,607
08/22/06	Shorewood	-	2,805	7,244	220	2,805	7,464	10,269	1,713
08/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	176	2,220	5,483	7,703	1,290

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Central Parkway	-	2,545	4,637	234	2,544	4,872	7,416	1,102
08/22/06	Kirkman East	-	2,479	3,717	213	2,478	3,931	6,409	974
08/22/06	Pinole	-	1,703	3,047	118	1,703	3,165	4,868	731
08/22/06	Martinez	-	3,277	7,126	140	3,277	7,266	10,543	1,667
08/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	111	1,052	3,914	4,966	920
08/22/06	Houghton	-	2,694	4,132	99	2,693	4,232	6,925	969
08/22/06	Antioch	-	1,853	6,475	73	1,853	6,548	8,401	1,474
08/22/06	Holcomb Bridge	-	1,906	4,303	90	1,905	4,394	6,299	998
08/22/06	Palatine / Rand Rd	-	1,215	1,895	62	1,215	1,957	3,172	457
08/22/06	Washington Sq/Wash. Point Dr	-	523	1,073	113	523	1,186	1,709	289
08/22/06	Indianapolis/N.Illinois	-	182	2,795	129	182	2,924	3,106	703
08/22/06	Canton South	-	769	3,316	126	768	3,443	4,211	817
08/22/06	Bricktown	-	2,881	5,834	151	2,880	5,986	8,866	1,365
08/22/06	Commack	-	2,688	6,376	4,372	2,687	10,749	13,436	1,542
08/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	86	1,373	3,238	4,611	741
08/22/06	Great Neck	-	1,229	3,299	66	1,229	3,365	4,594	769
08/22/06	Hempstead / S. Franklin St.	-	509	3,042	154	509	3,196	3,705	763
08/22/06	Bethpage / Stuart Ave	-	2,387	7,104	162	2,387	7,266	9,653	1,659
08/22/06	Helotes	-	1,833	3,557	50	1,833	3,607	5,440	876
08/22/06	Medical Center San Antonio	-	1,571	4,217	97	1,571	4,314	5,885	989
08/22/06	Oak Hills	-	-	7,449	136	-	7,585	7,585	1,723
08/22/06	Olympia	-	2,382	4,182	42	2,382	4,224	6,606	952
08/22/06	Las Colinas	-	676	3,338	105	676	3,443	4,119	794
08/22/06	Old Towne	-	2,756	13,080	92	2,755	13,173	15,928	2,959
08/22/06	Juanita	-	2,318	7,554	33	2,224	7,681	9,905	1,727
08/22/06	Ansley Park	-	3,132	11,926	209	3,131	12,136	15,267	2,751
08/22/06	Brookhaven	-	2,740	8,333	159	2,739	8,493	11,232	1,918
08/22/06	Decatur	-	2,556	10,146	122	2,556	10,268	12,824	2,296
08/22/06	Oregon City	-	1,582	3,539	108	1,581	3,648	5,229	831
08/22/06	Portland/Barbur	-	2,328	9,134	134	2,327	9,269	11,596	2,103
08/22/06	Salem / Liberty Road	-	1,994	5,304	151	1,993	5,456	7,449	1,292
08/22/06	Edgemont	-	3,585	7,704	127	3,585	7,831	11,416	1,766
08/22/06	Bedford	-	2,042	4,176	161	2,041	4,338	6,379	1,011
08/22/06	Kingwood	-	1,625	2,926	148	1,625	3,074	4,699	735
08/22/06	Hillcroft	-	-	3,994	127	-	4,121	4,121	939
08/22/06	T.C. Jester	-	2,047	4,819	207	2,047	5,026	7,073	1,199
08/22/06	Windcrest	-	764	2,601	331	764	2,932	3,696	778
08/22/06	Mission Bend	-	1,381	3,141	113	1,381	3,254	4,635	758

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Parker Road & Independence	-	2,593	5,464	99	2,593	5,563	8,156	1,264
08/22/06	Park Cities East	-	4,205	6,259	38	4,204	6,298	10,502	1,414
08/22/06	MaCarthur Crossing	-	2,635	5,698	253	2,635	5,951	8,586	1,337
08/22/06	Arlington/S.Cooper	-	2,305	4,308	94	2,305	4,402	6,707	988
08/22/06	Woodforest	-	1,534	3,545	1,074	1,534	4,619	6,153	1,051
08/22/06	Preston Road	-	1,931	3,246	133	1,930	3,380	5,310	775
08/22/06	East Lamar	-	1,581	2,878	139	1,581	3,017	4,598	703
08/22/06	Lewisville/Interstate 35	-	2,696	4,311	228	2,696	4,539	7,235	1,112
08/22/06	Round Rock	-	1,256	2,153	92	1,256	2,245	3,501	541
08/22/06	Slaughter Lane	-	1,881	3,326	128	1,881	3,454	5,335	816
08/22/06	Valley Ranch	-	1,927	5,390	183	1,926	5,574	7,500	1,288
08/22/06	Nacogdoches	-	1,422	2,655	121	1,422	2,776	4,198	658
08/22/06	Thousand Oaks	-	1,815	3,814	128	1,814	3,943	5,757	916
08/22/06	Highway 78	-	1,344	2,288	91	1,344	2,379	3,723	554
08/22/06	The Quarry	-	1,841	8,765	168	1,840	8,934	10,774	2,022
08/22/06	Cinco Ranch	-	939	2,085	58	938	2,144	3,082	497
08/22/06	North Carrollton	-	2,408	4,204	137	2,407	4,342	6,749	1,022
08/22/06	First Colony	-	1,181	2,930	47	1,180	2,978	4,158	681
08/22/06	North Park	-	1,444	3,253	91	1,444	3,344	4,788	765
08/22/06	South Main	-	521	723	288	521	1,011	1,532	334
08/22/06	Westchase	-	903	3,748	120	902	3,869	4,771	890
08/22/06	Lakeline	-	1,289	3,762	99	1,288	3,862	5,150	885
08/22/06	Highway 26	-	1,353	3,147	83	1,353	3,230	4,583	752
08/22/06	Shavano Park	-	972	4,973	93	972	5,066	6,038	1,144
08/22/06	Oltorf	-	880	3,693	118	880	3,811	4,691	879
08/22/06	Irving	-	686	1,367	361	686	1,728	2,414	554
08/22/06	Hill Country Village	-	988	3,524	307	988	3,831	4,819	986
08/22/06	San Antonio NE	-	253	664	218	253	882	1,135	288
08/22/06	East Pioneer II	-	786	1,784	244	786	2,028	2,814	536
08/22/06	Westheimer	-	594	2,316	338	594	2,654	3,248	743
08/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	73	1,102	2,710	3,812	632
08/22/06	Beltline	-	1,291	2,336	177	1,291	2,513	3,804	639
08/22/06	MacArthur	-	1,590	2,265	206	1,589	2,472	4,061	615
08/22/06	Hurst / S. Pipeline Rd	-	661	1,317	212	661	1,529	2,190	436
08/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	133	2,372	4,851	7,223	1,120
08/22/06	Blanco Road	-	1,742	4,813	159	1,742	4,972	6,714	1,149
08/22/06	Leon Valley/Bandera Road	-	501	1,044	2,474	501	3,518	4,019	734
08/22/06	Imperial Valley	-	1,166	2,756	151	1,166	2,907	4,073	678

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Sugarland	-	1,714	3,407	103	1,714	3,510	5,224	806
08/22/06	Woodlands	-	1,353	3,131	168	1,353	3,299	4,652	788
08/22/06	Federal Road	-	1,021	3,086	150	1,021	3,236	4,257	776
08/22/06	West University	-	1,940	8,121	182	1,939	8,304	10,243	1,897
08/22/06	Medical Center/Braeswood	-	1,121	4,678	63	1,120	4,742	5,862	1,086
08/22/06	Richardson/Audelia	-	1,034	2,703	51	1,034	2,754	3,788	629
08/22/06	North Austin	-	2,143	3,674	361	2,142	4,036	6,178	977
08/22/06	Warner	-	1,603	3,998	189	1,602	4,188	5,790	1,005
08/22/06	Universal City	-	777	3,194	215	777	3,409	4,186	799
08/22/06	Seattle / Lake City Way	-	3,406	7,789	205	3,405	7,995	11,400	1,877
08/22/06	Arrowhead	-	2,372	5,818	124	2,372	5,942	8,314	1,361
08/22/06	Ahwatukee	-	3,017	5,975	102	3,017	6,077	9,094	1,374
08/22/06	Blossom Valley	-	2,721	8,418	79	2,721	8,497	11,218	1,916
08/22/06	Jones Bridge	-	3,065	6,015	83	3,064	6,099	9,163	1,389
08/22/06	Lawrenceville	-	2,076	5,188	93	2,076	5,281	7,357	1,205
08/22/06	Fox Valley	-	1,880	3,622	106	1,879	3,729	5,608	870
08/22/06	Eagle Creek / Shore Terrace	-	880	2,878	163	880	3,041	3,921	736
08/22/06	N.Greenwood/E.County Line Rd	-	-	3,954	103	-	4,057	4,057	932
08/22/06	Annapolis	-	-	7,439	120	-	7,559	7,559	1,716
08/22/06	Creedmoor	-	3,579	7,366	128	3,578	7,495	11,073	1,720
08/22/06	Painters Crossing	-	1,582	4,527	109	1,582	4,636	6,218	1,053
08/22/06	Greenville Ave & Meadow	-	2,066	6,969	114	2,065	7,084	9,149	1,606
08/22/06	Potomac Mills	-	2,806	7,347	103	2,806	7,450	10,256	1,682
08/22/06	Sterling	-	3,435	7,713	118	3,434	7,832	11,266	1,768
08/22/06	Redmond / Plateau	-	2,872	7,603	96	2,871	7,700	10,571	1,719
08/22/06	Val Vista	-	3,686	6,223	546	3,685	6,770	10,455	1,834
08/22/06	Van Ness	-	11,120	13,555	375	11,118	13,932	25,050	3,196
08/22/06	Sandy Plains	-	2,452	4,669	77	2,451	4,747	7,198	1,077
08/22/06	Country Club Hills	-	2,783	5,438	86	2,782	5,525	8,307	1,252
08/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	90	2,695	4,871	7,566	1,121
08/22/06	Clinton Township	-	1,917	4,143	62	1,917	4,205	6,122	947
08/22/06	Champions	-	1,061	3,207	98	1,061	3,305	4,366	770
08/22/06	Southlake	-	2,794	4,760	85	2,793	4,846	7,639	1,098
08/22/06	City Place	-	2,045	5,776	102	2,044	5,879	7,923	1,334
08/22/06	Bee Cave Road	-	3,546	10,341	97	3,545	10,439	13,984	2,342
08/22/06	Oak Farms	-	2,307	8,481	153	2,307	8,634	10,941	1,973
08/22/06	Henderson Street	-	542	5,001	93	542	5,094	5,636	1,158
08/22/06	Merrifield	-	5,061	10,949	131	5,060	11,081	16,141	2,508

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Mill Creek	-	2,917	7,252	87	2,917	7,339	10,256	1,648
08/22/06	Pier 57	-	2,042	8,719	298	2,137	8,922	11,059	2,033
08/22/06	Redmond / 90th	-	3,717	7,011	232	3,716	7,244	10,960	1,606
08/22/06	Seattle / Capital Hill	-	3,811	11,104	440	3,810	11,545	15,355	2,517
08/22/06	Costa Mesa	2,413	3,622	6,030	133	3,622	6,163	9,785	1,363
08/22/06	West Park	6,165	11,715	12,915	365	11,713	13,282	24,995	2,878
08/22/06	Cabot Road	3,595	5,168	9,253	155	5,167	9,409	14,576	2,091
08/22/06	San Juan Creek	4,295	4,755	10,749	171	4,754	10,921	15,675	2,442
08/22/06	Rancho San Diego	3,440	4,226	7,652	122	4,225	7,775	12,000	1,738
08/22/06	Palms	4,348	2,491	11,404	158	2,491	11,562	14,053	2,590
08/22/06	West Covina	3,482	3,595	7,360	178	3,594	7,539	11,133	1,701
08/22/06	Woodland Hills	4,404	4,376	11,898	205	4,375	12,104	16,479	2,702
08/22/06	Long Beach	-	3,130	11,211	159	3,130	11,370	14,500	2,528
08/22/06	Northridge	-	4,674	11,164	198	4,673	11,363	16,036	2,546
08/22/06	Rancho Mirage	-	2,614	4,744	155	2,614	4,899	7,513	1,091
08/22/06	Palm Desert	-	1,910	5,462	144	1,910	5,606	7,516	1,254
08/22/06	Davie	-	4,842	9,388	154	4,841	9,543	14,384	2,164
08/22/06	Portland / I-205	-	2,026	4,299	103	2,025	4,403	6,428	1,025
08/22/06	Milwaukie/Hwy224	-	2,867	5,926	158	2,867	6,084	8,951	1,369
08/22/06	River Oaks	-	2,625	8,930	170	2,624	9,101	11,725	2,074
08/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	179	2,188	4,956	7,144	1,157
08/22/06	Vancouver / Hazel Dell	-	2,299	4,313	78	2,299	4,391	6,690	1,006
08/22/06	Canyon Park	-	3,628	7,327	273	3,628	7,600	11,228	1,689
08/22/06	South Boulevard	3,917	3,090	6,041	1,918	3,765	7,284	11,049	1,716
08/22/06	Weddington	2,708	2,172	4,263	1,203	2,646	4,992	7,638	1,180
08/22/06	Gastonia	-	644	2,808	618	785	3,285	4,070	756
08/22/06	Amity Ct	-	610	1,378	406	743	1,651	2,394	406
08/22/06	Pavilion	-	1,490	3,114	1,752	1,817	4,539	6,356	984
08/22/06	Randleman	-	1,639	2,707	910	1,997	3,259	5,256	784
08/22/06	Matthews	-	1,733	6,457	1,852	2,112	7,930	10,042	1,953
08/22/06	Eastland	1,647	949	2,159	763	1,156	2,715	3,871	709
08/22/06	Albermarle	2,812	1,557	4,636	1,186	1,897	5,482	7,379	1,292
08/22/06	COTT	1,096	429	1,732	415	522	2,054	2,576	510
08/22/06	Ashley River	-	1,907	4,065	1,291	2,323	4,940	7,263	1,254
08/22/06	Clayton	-	1,071	2,869	1,541	1,306	4,175	5,481	948
08/22/06	Dave Lyle	-	604	2,111	1,487	737	3,465	4,202	771
08/22/06	English Rd	-	437	1,215	349	532	1,469	2,001	345
08/22/06	Sunset	-	659	1,461	482	803	1,799	2,602	448

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Cone Blvd	-	1,253	2,462	788	1,526	2,977	4,503	710
08/22/06	Wake Forest	-	1,098	2,553	702	1,338	3,015	4,353	712
08/22/06	Silas Creek	-	1,304	2,738	836	1,589	3,289	4,878	771
08/22/06	Winston	2,049	1,625	3,368	995	1,979	4,009	5,988	955
08/22/06	Hickory	2,200	1,091	4,271	1,068	1,329	5,101	6,430	1,213
08/22/06	Wilkinson	1,919	1,366	3,235	1,009	1,664	3,946	5,610	971
08/22/06	Lexington NC	1,138	874	1,806	647	1,065	2,262	3,327	584
08/22/06	Florence	2,669	952	5,557	1,293	1,160	6,642	7,802	1,582
08/22/06	Sumter	1,084	560	2,002	607	683	2,486	3,169	606
08/22/06	Garners Ferry	-	1,418	2,516	911	1,727	3,118	4,845	802
08/22/06	Greenville	-	1,816	4,732	1,323	2,213	5,658	7,871	1,381
08/22/06	Spartanburg	-	799	1,550	603	974	1,978	2,952	510
08/22/06	Rockingham	-	376	1,352	427	458	1,697	2,155	461
08/22/06	Monroe	-	1,578	2,996	1,020	1,923	3,671	5,594	938
08/22/06	Salisbury	-	40	5,488	1,037	49	6,516	6,565	1,507
08/22/06	N. Tryon	-	1,271	2,330	917	1,549	2,969	4,518	753
08/22/06	Pineville	3,811	2,609	6,829	1,886	3,179	8,145	11,324	2,019
08/22/06	Park Rd	3,926	2,667	7,243	1,756	3,249	8,417	11,666	1,964
08/22/06	Ballantyne	-	1,758	3,720	1,653	2,143	4,988	7,131	1,164
08/22/06	Stallings	2,224	1,348	2,882	905	1,642	3,493	5,135	865
08/22/06	Concord	1,826	1,147	2,308	761	1,398	2,818	4,216	707
08/22/06	Woodruff	1,462	1,154	1,616	606	1,406	1,970	3,376	485
08/22/06	Shriners	1,621	758	2,347	639	924	2,820	3,744	685
08/22/06	Charleston	-	604	3,313	762	736	3,943	4,679	949
08/22/06	Rock Hill	-	993	2,222	1,578	1,211	3,582	4,793	820
08/22/06	Arrowood	-	2,014	4,214	1,241	2,454	5,015	7,469	1,201
08/22/06	Country Club	-	935	3,439	820	1,139	4,055	5,194	949
08/22/06	Rosewood	-	352	2,141	429	429	2,493	2,922	588
08/22/06	James Island	-	2,061	3,708	1,033	2,512	4,290	6,802	997
08/22/06	Battleground	-	1,995	3,757	995	2,431	4,316	6,747	983
08/22/06	Greenwood Village / DTC Blvd	4,046	684	2,925	110	684	3,035	3,719	668
08/22/06	Highlands Ranch/ Colorado Blvd	3,196	793	2,000	145	793	2,145	2,938	490
08/22/06	Seneca Commons	-	2,672	5,354	1,876	3,256	6,646	9,902	1,506
08/22/06	Capital Blvd South	-	3,002	6,273	1,800	3,658	7,417	11,075	1,721
08/22/06	Southhaven	1,624	1,286	3,578	530	1,357	4,037	5,394	882
08/22/06	Wolfchase	1,279	987	2,816	445	1,042	3,206	4,248	713
08/22/06	Winchester	-	676	1,500	539	713	2,002	2,715	516
08/22/06	Sycamore View	-	705	1,936	582	744	2,479	3,223	605

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	South Main	-	70	186	390	58	588	646	115
08/22/06	Southfield at Telegraph	-	1,757	8,341	55	1,756	8,397	10,153	1,882
08/22/06	Westland	-	1,572	3,687	43	1,572	3,730	5,302	844
08/22/06	Dearborn	-	1,030	4,847	85	1,030	4,932	5,962	1,133
08/22/06	Roseville	-	1,319	5,210	61	1,319	5,271	6,590	1,194
08/22/06	Farmington Hills	-	982	2,878	93	982	2,971	3,953	702
08/22/06	Hunt Club	-	2,527	5,483	824	2,823	6,011	8,834	1,374
08/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	44	1,991	3,710	5,701	875
08/22/06	Alafaya @ University Blvd.	-	2,817	4,549	833	3,147	5,052	8,199	1,157
08/22/06	McCoy @ 528	-	2,656	5,206	136	2,655	5,343	7,998	1,238
08/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	1,063	3,139	7,583	10,722	1,769
08/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	811	2,639	5,627	8,266	1,281
08/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	1,687	5,748	11,755	17,503	2,658
08/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	989	2,940	7,283	10,223	1,680
08/22/06	Red Bug @ Dodd Road	-	2,552	5,959	918	2,850	6,579	9,429	1,492
08/22/06	Altmonte Sprgs/SR434	-	1,703	5,125	732	1,902	5,658	7,560	1,289
08/22/06	Brandon	2,698	2,810	4,584	810	3,139	5,065	8,204	1,147
08/22/06	Granada @ U.S. 1	2,620	2,682	4,751	854	2,996	5,291	8,287	1,230
08/22/06	Daytona/Beville @ Nova Road	2,609	2,616	6,085	987	2,922	6,766	9,688	1,576
08/22/06	Eau Gallie	2,344	1,962	4,677	695	2,192	5,142	7,334	1,169
08/22/06	Hyde Park	2,613	2,719	7,145	995	3,037	7,822	10,859	1,769
08/22/06	Carrollwood	1,332	2,050	6,221	855	2,290	6,836	9,126	1,539
08/22/06	Conroy @ I-4	1,706	2,091	3,517	681	2,335	3,954	6,289	908
08/22/06	West Waters	-	2,190	5,186	763	2,446	5,693	8,139	1,293
08/22/06	Oldsmar	2,044	2,276	5,253	787	2,542	5,774	8,316	1,328
08/22/06	Mills North of Colonial	4,169	1,995	5,914	854	2,228	6,535	8,763	1,509
08/22/06	Alafaya @ Colonial	2,530	2,836	4,680	914	3,168	5,262	8,430	1,262
08/22/06	Fairbanks @ I-4	-	2,846	6,612	984	3,179	7,263	10,442	1,670
08/22/06	Maguire @ Colonial	-	479	7,521	1,131	815	8,316	9,131	1,901
10/20/06	Burbank-Rich R.	-	3,793	9,103	(55)	3,793	9,048	12,841	1,838
10/24/06	Stonegate	4,670	651	4,278	(636)	651	3,642	4,293	739
02/09/07	Portland/Barbur	-	830	3,273	28	830	3,301	4,131	638
03/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	133	7,454	14,958	22,412	2,870
06/01/07	South Bay	-	1,017	4,685	61	1,017	4,746	5,763	875
08/14/07	Murrieta / Whitewood Road	-	5,764	6,197	45	5,764	6,242	12,006	1,080
08/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	359	3,785	8,218	12,003	1,619
09/07/07	Mahopac / Rte 6	-	1,330	8,407	71	1,330	8,478	9,808	1,440
09/11/07	East Point / N Desert Dr	-	1,186	9,239	62	1,186	9,301	10,487	1,592

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/11/07	Canton / Ridge Rd	-	389	4,197	43	389	4,240	4,629	722
09/13/07	Murrieta / Antelope Rd	-	1,630	2,991	82	1,630	3,073	4,703	538
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,671)	1,292	3,914	5,206	1,392
04/22/08	Miramar Place	-	7,225	7,875	159	7,225	8,034	15,259	1,159
05/28/08	Bee Cave at the Galleria	-	621	4,839	19	621	4,858	5,479	688
05/28/08	Carlsbad Village	9,772	4,277	10,075	110	4,277	10,185	14,462	1,462
07/21/08	Austell / Oak Ridge Rd.	-	581	2,446	29	581	2,475	3,056	308
07/21/08	Marietta / Piedmont Rd.	-	1,748	3,172	54	1,748	3,226	4,974	409
09/03/08	N. Las Vegas/Cheyenne	-	1,144	4,020	167	1,144	4,187	5,331	582
09/04/08	Las Vegas/Boulder Hwy II	-	1,151	4,281	68	1,151	4,349	5,500	590
11/07/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	8	1,726	6,202	7,928	743
12/23/08	East Palo Alto	-	2,655	2,235	27	2,655	2,262	4,917	271
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	245	1,862	10,277	12,139	799
04/27/10	Bloomington / Linden Ave	-	1,044	2,011	20	1,044	2,031	3,075	154
04/27/10	Fontana / Valley Blvd	-	2,122	3,444	97	2,122	3,541	5,663	272
04/27/10	Monterey Park/Potrero Grande Dr	-	1,900	6,001	183	1,900	6,184	8,084	454
04/27/10	Panorama City / Roscoe Blvd	-	1,233	4,815	38	1,233	4,853	6,086	347
04/27/10	Pomona / E. 1st St	-	363	2,498	15	363	2,513	2,876	194
04/27/10	Diamond Bar / E.Washington Ave	-	1,709	4,901	118	1,709	5,019	6,728	400
04/27/10	Arlington Hgts / E. Davis St	-	542	3,018	24	542	3,042	3,584	220
04/27/10	Elgin / RT 31S & Jerusha St	-	280	1,569	10	280	1,579	1,859	120
05/13/10	Alhambra/Mission Rd&Fremont Av	-	2,458	6,980	8	2,458	6,988	9,446	467
05/27/10	Anaheim/S.Knott Av & W.Lincoln	-	2,020	4,991	12	2,020	5,003	7,023	345
05/27/10	Canoga Park / 8050 Deering Ave	-	1,932	2,082	29	1,932	2,111	4,043	162
05/27/10	Canoga Park / 7900 Deering Ave	2,136	1,117	3,499	224	1,117	3,723	4,840	254
05/27/10	Colton / Fairway Dr	-	819	3,195	5	819	3,200	4,019	229
05/27/10	Goleta / Hollister Ave	-	2,860	2,318	28	2,860	2,346	5,206	162
05/27/10	Irwindale / Arrow Hwy	-	2,665	4,562	4	2,665	4,566	7,231	341
05/27/10	Long Beach / Long Beach Blvd	6,481	3,398	5,439	65	3,398	5,504	8,902	384
05/27/10	Culver City/ W.Washington Blvd	-	1,755	2,319	34	1,755	2,353	4,108	165
05/27/10	Los Angeles / S Grand Ave	-	2,653	5,048	147	2,653	5,195	7,848	397
05/27/10	Los Angeles / Avery St	6,695	1,488	7,359	369	1,488	7,728	9,216	566
05/27/10	Los Angeles / W. 6th St	4,513	1,745	5,382	1,382	1,745	6,764	8,509	450
05/27/10	Montclair / Mission Blvd	-	2,070	4,052	75	2,070	4,127	6,197	289
05/27/10	Pasadena / S. Fair Oaks Ave	-	5,972	5,457	442	5,972	5,899	11,871	421
05/27/10	Santa Clarita / Bouquet Cyn Rd	-	1,273	2,983	112	1,273	3,095	4,368	211
05/27/10	Ventura / McGrath St	-	1,876	5,057	15	1,876	5,072	6,948	347
06/16/10	Marietta / Dallas Hwy	-	485	3,340	47	485	3,387	3,872	211

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/10	Inglewood / S. Prairie Ave	3,313	1,641	2,148	35	1,641	2,183	3,824	140
06/30/10	La Verne / N. White Ave	-	4,421	4,877	92	4,421	4,969	9,390	336
06/30/10	Los Angeles / W. Pico Blvd	6,680	3,832	3,428	270	3,832	3,698	7,530	259
06/30/10	Riverside / Hole Ave	2,620	305	2,841	133	305	2,974	3,279	198
06/30/10	Sun Valley / San Fernando Rd	-	4,936	6,229	113	4,936	6,342	11,278	419
06/30/10	Sylmar / Foothill Blvd	4,562	1,146	3,971	113	1,146	4,084	5,230	275
08/18/10	Waipio / Waipio Uka St	-	3,125	3,453	79	3,125	3,532	6,657	211
08/18/10	Berkeley II /2nd & Harrison St	-	-	2,113	98	-	2,211	2,211	131
08/18/10	Los Angeles / Washington Blvd	-	1,275	1,937	155	1,275	2,092	3,367	130
08/18/10	San Francsco / Treat Ave	-	1,907	2,629	179	1,907	2,808	4,715	165
08/18/10	Vallejo / Couch St	-	1,714	2,823	27	1,714	2,850	4,564	174
08/19/10	Palatine / E. Lake Cook Rd	-	608	849	220	608	1,069	1,677	75
09/09/10	New Orleans / Washington Ave	-	468	2,875	123	468	2,998	3,466	178
11/17/10	Mangonia Park / 45th St	-	317	2,428	141	317	2,569	2,886	132
11/17/10	Fort Pierce / S. US Hwy 1	-	230	2,246	70	230	2,316	2,546	112
12/02/10	Groveport / S. Hamilton Road	-	128	1,118	306	128	1,424	1,552	87
12/08/10	Hillside / 625 Glenwood Ave	-	3,031	4,331	470	3,031	4,801	7,832	244
01/18/11	Gardnerville / Venture Dr.	-	305	3,072	104	305	3,176	3,481	122
01/18/11	Reno / N. McCarran Blvd.	-	1,114	3,219	112	1,114	3,331	4,445	131
01/18/11	Sparks / Boxington Way	-	1,360	3,684	115	1,360	3,799	5,159	149
01/18/11	Reno / S. Virginia St.	-	618	2,120	95	618	2,215	2,833	87
01/18/11	Reno / Selmi Dr.	-	361	3,021	91	361	3,112	3,473	121
02/08/11	Wanut Creek	-	615	9,422	304	615	9,726	10,341	411
05/26/11	Southern Blvd./Bronx	9,413	2,280	14,836	1,192	2,280	16,028	18,308	326
07/07/11	Aventura/NE 188th St	-	5,968	5,129	98	5,968	5,227	11,195	88
07/12/11	Torrance/Crenshaw & Del Amo	-	2,040	8,269	112	2,040	8,381	10,421	144
08/01/11	Glendale/San Fernando & 2 Fwy	-	2,685	5,487	-	2,685	5,487	8,172	69
08/01/11	Alameda / Webster St.	-	3,008	8,235	12	3,008	8,247	11,255	99
09/27/11	Laurel / Cherry Lane Court	-	1,110	2,483	107	1,110	2,590	3,700	25
10/25/11	Moorpark/W. Los Angeles Ave.	-	1,848	7,649	26	1,848	7,675	9,523	52
12/21/11	Dallas / Ross Ave.	-	917	4,494	-	917	4,494	5,411	-

Self-storage Facility - Europe

03/31/08	West London	-	5,730	14,278	1,848	4,518	17,338	21,856	8,157

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2011	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2011			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Other properties

02/16/96	Glendale/Western Avenue	-	1,622	3,771	17,173	1,615	20,951	22,566	20,209
12/13/99	Burlingame	-	4,043	9,434	946	4,042	10,381	14,423	5,139
04/28/00	San Diego/Sorrento	-	1,282	3,016	805	1,023	4,080	5,103	2,090
12/30/99	Tamarac Parkway	-	1,902	4,467	1,373	1,890	5,852	7,742	1,606
04/02/02	Long Beach	-	887	6,251	344	887	6,595	7,482	2,059
08/22/06	Lakewood 512 Business Park	-	4,437	6,685	1,852	4,437	8,537	12,974	2,584
08/22/06	Olive Innerbelt Business Park	-	787	3,023	67	787	3,090	3,877	674
08/22/06	St. Peters (land)	-	1,138	-	-	1,138	-	1,138	-
08/22/06	Monocacy (land)	-	1,386	-	-	1,386	-	1,386	-
08/22/06	Dolfield (land)	-	643	-	-	643	-	643	-
08/22/06	Village of Bee Caves (land)	-	544	-	-	544	-	544	-
08/22/06	Fontana (land)	-	99	-	-	99	-	99	-

	Construction in Progress	-	-	-	4,299	-	4,299	4,299	-

		$ 211,854	$ 2,753,913	$ 6,459,110	$ 1,564,553	$ 2,811,515	$ 7,966,061	$ 10,777,576	$ 3,398,379

Note:     Buildings are depreciated over a useful life of 25 years. All amounts in Schedule III above are in thousands.