Form 10-Q
period 2012-03-31
Public Storage
filed 2012-05-07
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 2, 2012:

Common Shares of beneficial interest, $.10 par value per share – 171,489,939 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2012 and December 31, 2011	1

	Statements of Income for the Three Months Ended March 31, 2012 and 2011	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	3

	Statement of Equity for the Three Months Ended March 31, 2012	4

	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	5 - 6

	Condensed Notes to Financial Statements	7 - 27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28 - 54

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 4.	Controls and Procedures	55

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	56

Item 1A.	Risk Factors	56

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56 – 57

Item 6.	Exhibits	57

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)

Cash and cash equivalents	$620,079	$139,008
Real estate facilities, at cost:
Land	2,823,255	2,811,515
Buildings	8,008,921	7,966,061
	10,832,176	10,777,576
Accumulated depreciation	(3,483,067)	(3,398,379)
	7,349,109	7,379,197

Investment in unconsolidated real estate entities	723,528	714,627
Goodwill and other intangible assets, net	211,278	209,833
Loans receivable from unconsolidated real estate entities	414,833	402,693
Other assets	87,485	87,204
Total assets	$9,406,312	$8,932,562

LIABILITIES AND EQUITY

Notes payable	$372,979	$398,314
Preferred shares called for redemption (Note 8)	476,634	-
Accrued and other liabilities	212,766	210,966
Total liabilities	1,062,379	609,280

Redeemable noncontrolling interests	-	12,355

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 128,018 shares issued (in series) and outstanding, (475,000 at December 31, 2011) at liquidation preference	3,200,450	3,111,271
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 170,449,508 shares issued and outstanding (170,238,805 at December 31, 2011)	17,045	17,024
Paid-in capital	5,413,151	5,442,506
Accumulated deficit	(296,969)	(259,578)
Accumulated other comprehensive loss	(11,950)	(23,014)
Total Public Storage shareholders’ equity	8,321,727	8,288,209
Permanent noncontrolling interests	22,206	22,718
Total equity	8,343,933	8,310,927
Total liabilities and equity	$9,406,312	$8,932,562

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Self-storage facilities	$407,688	$385,008
Ancillary operations	29,276	26,915
Interest and other income	5,655	7,768
	442,619	419,691
Expenses:
Cost of operations:
Self-storage facilities	138,974	135,327
Ancillary operations	9,518	8,914
Depreciation and amortization	86,938	88,511
General and administrative	16,405	14,235
Interest expense	5,334	6,984
	257,169	253,971
Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange gain, and gain on real estate sales	185,450	165,720
Equity in earnings of unconsolidated real estate entities	9,115	13,716
Foreign currency exchange gain	12,157	31,252
Gain on real estate sales	-	198
Income from continuing operations	206,722	210,886
Discontinued operations	-	(318)
Net income	206,722	210,568
Net income allocated to noncontrolling interests	(870)	(4,460)
Net income allocable to Public Storage shareholders	$205,852	$206,108
Allocation of net income to Public Storage shareholders:
Preferred shareholders based on distributions paid	$55,095	$57,617
Preferred shareholders based on redemptions	24,900	-
Restricted share units	514	432
Common shareholders	125,343	148,059
	$205,852	$206,108
Net income per common share – basic
Continuing operations	$0.74	$0.87
Discontinued operations	-	-
	$0.74	$0.87
Net income per common share – diluted
Continuing operations	$0.73	$0.87
Discontinued operations	-	-
	$0.73	$0.87
Basic weighted average common shares outstanding	170,309	169,315
Diluted weighted average common shares outstanding	171,415	170,382

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$206,722	$210,568
Other comprehensive income:
Aggregate foreign currency translation adjustments for the period	23,221	46,347
Adjust for foreign currency translation gain recognized during the period	(12,157)	(31,252)
Other comprehensive income for the period	11,064	15,095
Total comprehensive income	217,786	225,663
Comprehensive income allocated to noncontrolling interests:
Based upon income of the subsidiaries	(870)	(4,460)
Comprehensive income allocable to Public Storage Shareholders	$216,916	$221,203

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$3,111,271	$17,024	$5,442,506	$(259,578)	$(23,014)	$8,288,209	$22,718	$8,310,927
Issuance of cumulative preferred shares (36,900,000 shares) (Note 8)	922,500	-	(29,330)	-	-	893,170	-	893,170
Redemption of cumulative preferred shares (33,332,833 shares) (Note 8)	(833,321)	-	-	-	-	(833,321)	-	(833,321)
Issuance of common shares in connection with share-based compensation (210,703 shares) (Note 10)	-	21	9,701	-	-	9,722	-	9,722
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	(1,502)	-	-	(1,502)	-	(1,502)
Acquisition of redeemable noncontrolling interests (Note 7)	-	-	(7,954)	-	-	(7,954)	-	(7,954)
Decrease in permanent noncontrolling interests in connection with the acquisition of interests in Subsidiaries (Note 7)	-	-	(270)	-	-	(270)	(52)	(322)
Net income of the Company	-	-	-	206,722	-	206,722	-	206,722
Net income allocated to:
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(634)	-	(634)	634	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(55,095)	-	(55,095)	-	(55,095)
Permanent noncontrolling interests	-	-	-	-	-	-	(1,094)	(1,094)
Common shares and restricted share units ($1.10 per share)	-	-	-	(188,148)	-	(188,148)	-	(188,148)
Other comprehensive income (Note 2)	-	-	-	-	11,064	11,064	-	11,064

Balance at March 31, 2012	$3,200,450	$17,045	$5,413,151	$(296,969)	$(11,950)	$8,321,727	$22,206	$8,343,933

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$206,722	$210,568
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on real estate sales and debt retirement, net, including amounts in discontinued operations	-	55
Depreciation and amortization, including amounts in discontinued operations	86,938	88,553
Distributions received from unconsolidated real estate entities in excess of (less than) equity in earnings of unconsolidated real estate entities	1,957	(820)
Foreign currency exchange gain	(12,157)	(31,252)
Other	(3,970)	(2,285)
Total adjustments	72,768	54,251
Net cash provided by operating activities	279,490	264,819
Cash flows from investing activities:
Capital improvements to real estate facilities	(14,278)	(11,874)
Construction in process	(997)	(4,087)
Acquisition of real estate facilities and property intangibles (Note 3)	(41,970)	(26,196)
Proceeds from sales of other real estate investments	-	451
Loans to unconsolidated real estate entities	-	(358,877)
Proceeds from repayments of loans receivable from unconsolidated real estate entities	-	13,430
Maturities of marketable securities	-	102,279
Other investing activities	2,950	347
Net cash used in investing activities	(54,295)	(284,527)
Cash flows from financing activities:
Principal payments on notes payable	(24,884)	(105,535)
Net proceeds from the issuance of common shares	9,722	11,373
Issuance of cumulative preferred shares	893,170	-
Redemption of cumulative preferred shares	(356,687)	-
Acquisition of redeemable noncontrolling interests in subsidiaries	(19,900)	-
Acquisition of permanent noncontrolling interests	(322)	-
Distributions paid to Public Storage shareholders	(243,243)	(193,505)
Distributions paid to noncontrolling interests	(1,739)	(3,857)
Net cash provided by (used in) financing activities	256,117	(291,524)
Net increase (decrease) in cash and cash equivalents	481,312	(311,232)
Net effect of foreign exchange translation on cash	(241)	85
Cash and cash equivalents at the beginning of the period	139,008	456,252
Cash and cash equivalents at the end of the period	$620,079	$145,105

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Three Months Ended March 31,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(464)	$(524)
Investment in unconsolidated real estate entities	(10,858)	(14,637)
Loan receivable from unconsolidated real estate entities	(12,140)	(31,101)
Accumulated other comprehensive income	23,221	46,347

Preferred shares called for redemption and reclassified to liabilities	476,634	-
Preferred shares called for redemption and reclassified from equity	(476,634)	-

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	-	(153)
Redeemable noncontrolling interests	-	153

Real estate acquired in connection with elimination of intangible assets	-	(4,738)
Intangible assets eliminated in connection with acquisition of real estate	-	4,738

See accompanying notes.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
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

At March 31, 2012, we had direct and indirect equity interests in 2,064 self-storage facilities (with approximately 131 million net rentable square feet) located in 38 states in the U.S. operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 28.9 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name. At March 31, 2012, we have a 42% interest in PSB.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  We believe that all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been reflected in these unaudited interim financial statements.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonality and other factors.  The accompanying unaudited interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts previously reported in our December 31, 2011 and March 31, 2011 financial statements have been reclassified to conform to the March 31, 2012 presentation, as a result of discontinued operations.

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

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investment in entities that we do not control, but we have significant influence over, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”).  When we obtain control of entities in which we already own a partial equity interest, we record a gain representing the differential between the book value and fair value of our preexisting partial equity interest.  We then commence consolidating the assets, liabilities, and any noncontrolling interests of the entity.  All such changes in consolidation status are reflected prospectively.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

When we are the general partner of a partnership, we believe we control the partnership, unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at March 31, 2012, the Company and the Subsidiaries own 2,047 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At March 31, 2012, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as two limited partnerships (these two limited partnerships, for the periods in which the reference applies, are referred to collectively as the “Other Investments”).  At March 31, 2012, the Other Investments own in aggregate 17 self-storage facilities with 1.0 million net rentable square feet in the U.S.

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2012, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax, and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2012, we had no tax benefits that were not recognized.

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
March 31, 2012
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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable, and restricted cash.  At March 31, 2012, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” tradename.

Goodwill totaled $174.6 million at March 31, 2012 and December 31, 2011.  Goodwill has an indeterminate life and is not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At March 31, 2012, these intangibles have a net book value of $17.8 million ($16.4 million at December 31, 2011).  Accumulated amortization totaled $24.1 million at March 31, 2012 and December 31, 2011, and amortization expense of $2.0 million and $3.5 million was recorded for the three months ended March 31, 2012 and 2011, respectively.  During the three months ended March 31, 2012, these intangibles were increased by $3.4 million in connection with the acquisition of self-storage facilities (Note 3).

The “Shurgard” tradename, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at March 31, 2012 and December 31, 2011.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

Goodwill impairment is evaluated annually by reporting unit.  No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation at December 31, 2011, nor were there any indicators of impairment at March 31, 2012.  We evaluate our real estate and property related intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

Impairment charges with respect to continuing operations are included under “asset impairment charges” on our statements of income, and any such charges with respect to discontinued operations are included under “discontinued operations” on our statements of income.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations in which we have an interest.  Assets and liabilities related to foreign operations are translated from the functional currency into U.S. Dollars at the exchange rates at the respective financial statement date, while revenues, expenses, and equity in earnings are translated at the average exchange rates during the respective period.  The Euro, which is the functional currency of a majority of the foreign operations we have an interest in, was translated at exchange rates of approximately 1.334 U.S. Dollars per Euro at March 31, 2012 (1.295 at December 31, 2011), and average exchange rates of 1.310 and 1.366 for the three months ended March 31, 2012 and 2011, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Discontinued Operations

The net income of real estate facilities or other businesses that have been sold or otherwise disposed of, or that we expect to sell or dispose of within the next year based upon a committed plan of disposal, are reclassified and presented on our income statement for all periods as “discontinued operations.”  Discontinued operations for the three months ended March 31, 2011 are comprised primarily of a loss on disposition of real estate.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the Subsidiaries, and to our cumulative preferred shares based upon the dividends declared (or accumulated).

When our cumulative preferred shares are called for redemption, additional income is allocated to (from) the redeemed security to the extent the redemption cost is greater (less) than the related original net issuance proceeds.  Such redemption-related allocations are referred to hereinafter as “EITF D-42 allocations”.  The remaining net income is allocated to our common shares and our restricted share units based upon the dividends declared (or accumulated), combined with participation rights in undistributed earnings.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$125,343	$148,059
Eliminate: Discontinued operations allocable to common shareholders	-	318
Net income from continuing operations allocable to common shareholders	$125,343	$148,377

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	170,309	169,315
Net effect of dilutive stock options - based on treasury stock method	1,106	1,067
Diluted weighted average common shares outstanding	171,415	170,382

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Recent Accounting Pronouncements and Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, which clarifies existing fair value measurements principals, and expands certain disclosure requirements.  In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” which allows the consideration of qualitative factors in evaluating impairment to reduce (in certain circumstances) the required complexity of supporting computations.  We adopted both of these updates on January 1, 2012, which did not have a material impact on our results of operations, financial condition or disclosures.

In 2011, the FASB issued ASU No’s. 2011-05 and 2011-12, which required that comprehensive income be presented on either our income statement or a separate financial statement, rather than as a note to financial statements, beginning January 1, 2012.  We early adopted these statements in the fourth quarter of 2011.

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Three Months Ended March 31, 2012
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,777,576
Capital improvements	14,278
Acquisition of real estate facilities	38,570
Current development	997
Impact of foreign exchange rate changes	755
Ending balance	10,832,176
Accumulated depreciation:
Beginning balance	(3,398,379)
Depreciation expense	(84,397)
Impact of foreign exchange rate changes	(291)
Ending balance	(3,483,067)
Total real estate facilities at March 31, 2012	$7,349,109

During the three months ended March 31, 2012 we acquired six operating self-storage facilities (532,000 net rentable square feet) for an aggregate cost of $42.0 million of cash.  The aggregate cost was allocated $38.6 million to real estate facilities and $3.4 million to intangible assets for acquired tenants in place.

4.	Investments in Real Estate Entities

The following tables sets forth our investments in the Unconsolidated Real Estate Entities at March 31, 2012 and December 31, 2011, and our equity in earnings of the Unconsolidated Real Estate Entities for the three months ended March 31, 2012 and 2011 (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2012	December 31, 2011
PSB	$324,636	$328,508
Shurgard Europe	388,310	375,467
Other Investments	10,582	10,652
Total	$723,528	$714,627

	Equity in Earnings of Unconsolidated Real Estate Entities for the Three Months Ended March 31,
	2012	2011
PSB	$1,895	$8,784
Shurgard Europe	6,842	4,527
Other Investments	378	405
Total	$9,115	$13,716

During the three months ended March 31, 2012 and 2011, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $11.1 million and $12.9 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, which controls an operating partnership.  We have a 42% common equity interest in PSB as of March 31, 2012 and December 31, 2011, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2012 ($65.54 per share of PSB common stock), the shares and units we owned had a market value of approximately $859.0 million.

The following table sets forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	2012	2011
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$84,894	$73,690
Costs of operations	(28,172)	(25,708)
Depreciation and amortization	(27,299)	(20,754)
General and administrative	(2,273)	(1,570)
Other items	(5,305)	(985)
Net income	21,845	24,673
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(17,329)	(3,210)
Net income allocated to common shareholders and common unitholders	$4,516	$21,463

(a)
Includes EITF D-42 allocations to preferred equity holders of $5.3 million and from preferred equity holders of $7.4 million, during the three months ended March 31, 2012 and 2011, respectively, related to PSB’s redemption of preferred securities.

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily real estate)	$2,121,991	$2,138,619
Debt	637,874	717,084
Other liabilities	65,194	60,940
Preferred stock and units	669,979	604,129
Common equity and units	748,944	756,466

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities located in Europe operating under the “Shurgard” name.  We and our joint venture partner provided the funding for this acquisition.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to increase approximately $10.9 million and $14.6 million during the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, we also received interest on the loans due from Shurgard Europe and trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	2012	2011
	(Amounts in thousands)
For the three months ended March 31,
Our 49% equity share of Shurgard Europe’s net income (loss)	$1,985	$(2,009)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on loans due from Shurgard Europe	4,559	6,289
Trademark license fee	298	247

Total equity in earnings of Shurgard Europe	$6,842	$4,527

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

	2012	2011
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$60,774	$62,248
Interest and other income	154	117
Self-storage and ancillary cost of operations	(25,007)	(26,275)
Trademark license fee payable to Public Storage	(608)	(505)
Depreciation and amortization	(16,711)	(18,465)
General and administrative	(2,682)	(2,696)
Interest expense on third party debt	(2,522)	(3,516)
Interest expense on debt due to Public Storage	(9,304)	(12,835)
Income (expenses) from foreign currency exchange	(42)	643
Net income (loss)	$4,052	$(1,284)

Net income allocated to permanent noncontrolling equity interests	-	(2,816)
Net income (loss) allocated to Shurgard Europe	$4,052	$(4,100)

Average exchange rates Euro to the U.S. dollar	1.310	1.366

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,459,233	$1,430,307
Total debt to third parties	267,256	280,065
Total debt to Public Storage	414,833	402,693
Other liabilities	87,031	85,917
Equity	690,113	661,632

Exchange rate at end of period Euro to the U.S. dollar	1.334	1.295

Other Investments

At March 31, 2012, the “Other Investments” include an aggregate common equity ownership of approximately 26% in entities that collectively own 17 self-storage facilities and have no debt.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table sets forth certain condensed financial information (representing all of these entities’ balances and not our pro-rata share) with respect to the Other Investments:

	2012	2011
	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$3,719	$3,583
Cost of operations and other expenses	(1,541)	(1,505)
Depreciation and amortization	(550)	(628)
Net income	$1,628	$1,450

	March 31, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$30,232	$31,331
Total accrued and other liabilities	580	1,588
Total Partners’ equity	29,652	29,743

5.	Loans Receivable from Unconsolidated Real Estate Entities

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For the three months ended March 31, 2011, we recorded interest income of approximately $0.2 million related to the loan.  The loan was repaid in 2011.

As of March 31, 2012 and December 31, 2011, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($414.8 million at March 31, 2012 and $402.7 million at December 31, 2011),  which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain.”  We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

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

For the three months ended March 31, 2012 and 2011, we recorded interest income of approximately $4.7 million and $6.5 million, respectively, related to the loans to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loans, with the other 49% classified as equity in earnings of unconsolidated real estate entities.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

6.	Line of Credit and Notes Payable

On March 21, 2012, we entered a new revolving credit agreement (the “Credit Agreement”), which expires on March 21, 2017.  The aggregate limit with respect to borrowings and letters of credit totals $300 million.  Amounts drawn on the Credit Agreement bear an annual interest rate ranging from the London Interbank Offered Rate (“LIBOR”) plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at March 31, 2012).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at March 31, 2012).  We had no outstanding borrowings on our Credit Agreement at March 31, 2012 or at May 4, 2012.  At March 31, 2012, we had undrawn standby letters of credit, which reduce our borrowing capacity with respect to our line of credit by the amount of the letters of credit, totaling $15.9 million at March 31, 2012 ($18.4 million at December 31, 2011).

The carrying amounts of our notes payable at March 31, 2012 and December 31, 2011 consist of the following (dollar amounts in thousands):

	March 31, 2012	December 31, 2011
Unsecured Notes Payable:

5.875% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460

Secured Notes Payable:

5.0% average effective rate mortgage notes payable, secured by 71 real estate facilities with a net book value of approximately $427 million at March 31, 2012 and stated note rates between 4.95% and 7.43%, maturing at varying dates between August 2012 and September 2028 (carrying amount includes $2,014 of unamortized premium at March 31, 2012 and $2,665 at December 31, 2011)	186,519	211,854

Total notes payable	$372,979	$398,314

Substantially all of our debt was assumed in connection with the acquisition of real estate.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed.  This initial premium or discount is amortized over the remaining term of the debt using the effective interest method.

The notes payable and Credit Agreement have various customary restrictive covenants, all of which we were in compliance with at March 31, 2012.

At March 31, 2012, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

	Unsecured Notes Payable	Secured Notes Payable	Total
2012 (remainder)	$-	$26,835	$26,835
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$186,519	$372,979
Weighted average effective rate	5.9%	5.0%	5.5%

Cash paid for interest totaled $6.0 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively.  No interest was capitalized as real estate in the three months ended March 31, 2012 ($0.1 million for the same period in 2011).

7.	Noncontrolling Interests

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

Redeemable Noncontrolling Interests

At December 31, 2011, the Redeemable Noncontrolling Interests represented ownership interests in Subsidiaries that own 14 self-storage facilities.  During the three months ended March 31, 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash, of which $11.9 million was recorded as a reduction to redeemable noncontrolling interests and $8.0 million was recorded as a reduction to paid-in capital.   During each of the three month periods ended March 31, 2012 and 2011, we allocated a total of $0.2 million of income to these interests and paid distributions to these interests totaling $0.6 million.  As of March 31, 2012, we had no outstanding Redeemable Noncontrolling Interests.

Permanent Noncontrolling Interests

At March 31, 2012, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that own 12 self-storage facilities and own 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During the three months ended March 31, 2012 and 2011, we allocated a total of $0.6 million and $4.2 million, respectively, in income, and paid distributions to our Permanent Noncontrolling Interests totaling $1.1 million and $3.6 million, respectively.

During the year ended December 31, 2011, we acquired Permanent Noncontrolling Interests in 19 Subsidiaries, which includes five Subsidiaries representing public limited partnerships pursuant to mergers described in Note 9.  These interests were acquired for an aggregate cost of approximately $175.5 million, consisting of $118.4 million in cash and 477,928 of our common shares with an aggregate fair value of $57.1 million based on the closing trading price of our common shares on the date of acquisition.  During the three months ended March 31, 2012, we acquired additional interests in the Subsidiaries for $0.3 million in cash, of which $0.1 million was recorded as a reduction to permanent noncontrolling interests and the remainder as a reduction to paid-in capital.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

8.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At March 31, 2012 and December 31, 2011, we had the following series of Cumulative Preferred Shares outstanding:

			At March 31, 2012		At December 31, 2011
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	5,300	$132,500	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	-	-	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	4,425	110,625	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	-	-	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series L	10/20/11	6.750%	-	-	8,267	206,665
Series M	1/9/12	6.625%	-	-	19,065	476,634
Series N	7/2/12	7.000%	6,900	172,500	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/16	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/17	5.900%	18,400	460,000	-	-
Series T	3/13/17	5.750%	18,500	462,500	-	-
Total Cumulative Preferred Shares			128,018	$3,200,450	475,000	$3,111,271

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions and as noted below, holders of the Cumulative Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At March 31, 2012, there were no dividends in arrears.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

In January 2012, we issued 18.4 million depositary shares each representing 1/1,000 of our 5.900% Cumulative Preferred Shares, Series S for gross proceeds of $460.0 million, and we incurred $14.6 million in issuance costs.

In the three months ended March 31, 2012, we redeemed our Series E, Series L, and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $356.7 million.  In March 2012, we called for redemption our Series M Cumulative Preferred Shares, at par.  The redemption value of $476.6 million of this series has been classified as a liability at March 31, 2012.  On April 11, 2012, we redeemed this series, at par.  We recorded a $24.9 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the three months ended March 31, 2012 in connection with these redemptions.

In March 2012, we issued 18.5 million depositary shares each representing 1/1,000 of our 5.750% Cumulative Preferred Shares, Series T for gross proceeds of $462.5 million, and we incurred $14.7 million in issuance costs.

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $188.1 million ($1.10 per share) and $135.9 million ($0.80 per share), for the three months ended March 31, 2012 and 2011, respectively.  Preferred share dividends totaled $55.1 million and $57.6 million for the three months ended March 31, 2012 and 2011, respectively.

9.	Related Party Transactions

The Hughes Family owns approximately 16.0% of our common shares outstanding at March 31, 2012.

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

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During each of the three month periods ended March 31, 2012 and 2011, we received $0.1 million in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Hughes Family also had interests in 18 additional limited partnerships that we acquired on June 30, 2011.  The acquisition price was based upon independent appraisals of the partnerships’ facilities, dated April 5, 2011, from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  We paid the Hughes Family $13.3 million for their interests.  The special committee of our board of trustees also reviewed the terms of each of these purchases and unanimously determined that the purchases were fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  As of March 31, 2012, Mr. Hughes has withdrawn as general partner in 17 of these partnerships.  At May 4, 2012, Mr. Hughes remains as general partner in one of these partnerships.

10.   Share-Based Compensation

Under various share-based compensation plans, the Company can grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, service providers, and key employees.  The terms of these grants are established by an authorized committee of our Board of Trustees.

Stock options and RSUs are considered “granted” and “outstanding” (legal grant date notwithstanding) as the terms are used herein, when the Company and the recipient reach a mutual understanding of the key terms of the award, the award has been authorized in accordance with the Company’s share grant approval procedures and, in the case of performance-based grants, it is probable that the performance condition will be met.

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

For each of the three month periods ended March 31, 2012 and 2011, we recorded $0.7 million in compensation expense related to stock options.

During the three months ended March 31, 2012, no stock options were granted, 134,990 options were exercised, and 4,000 options were forfeited.  A total of 2,452,076 stock options were outstanding at March 31, 2012 (2,591,066 at December 31, 2011).

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Restricted Share Units

RSUs vest ratably over a five or eight-year period from the date of grant.  The grantee receives additional compensation equal to the per-share dividends received by common shareholders for each outstanding RSU.  Such compensation is classified as dividends paid.  When RSUs are forfeited, any dividends previously paid on such forfeited RSUs are expensed.  When RSUs vest, the grantee may receive common shares equal to the number of vested restricted share units, less common shares withheld for employee statutory tax liabilities.  Generally, however, deposits are made to taxing authorities on behalf of employees in lieu of the issuance of common shares (based upon the market value of the shares at the date of vesting) to settle the employees’ tax liability generated by the vesting, and is charged against paid in capital.

We recognize the estimated grant-date fair value of RSUs as compensation expense over the applicable vesting period, net of estimates for future forfeitures.  Fair value is determined based upon the closing trading price of our common shares on the grant date.  The employer portion of payroll taxes is expensed as incurred.  We have elected to use the straight-line attribution method with respect to restricted share grants that are earned solely based upon the passage of time and continued employment.  Performance–based RSU grants are amortized using the accelerated attribution method, with each vesting amortized separately over the individual vesting period.

During the three months ended March 31, 2012, 86,750 restricted share units were granted, 5,239 restricted share units were forfeited and 119,883 restricted share units vested.  This vesting resulted in the issuance of 75,713 common shares.  In addition, cash compensation totaling $6.0 million was paid to employees in lieu of 44,170 common shares based upon the market value of the shares at the date of vesting is used to settle the employees’ tax liability generated by the vesting and is charged against paid in capital.

At March 31, 2012, approximately 663,127 restricted share units were outstanding (701,499 at December 31, 2011).  A total of $4.6 million and $4.4 million in restricted share unit expense was recorded for the three months ended March 31, 2012 and 2011, respectively, and includes the compensation expense amounts with respect to the 266,800 RSUs granted under our 2011 performance-based restricted share unit program described above.

See also “net income per common share” in Note 2 for further discussion regarding the impact of restricted share units and stock options on our net income per common and income allocated to common shareholders.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,048 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At March 31, 2012, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

For the three months ended March 31, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$407,688	$-	$-	$-	$407,688
Ancillary operations	-	-	3,501	25,775	29,276
Interest and other income	-	5,055	-	600	5,655
	407,688	5,055	3,501	26,375	442,619

Expenses:
Cost of operations:
Self-storage facilities	138,974	-	-	-	138,974
Ancillary operations	-	-	1,304	8,214	9,518
Depreciation and amortization	86,238	-	700	-	86,938
General and administrative	-	-	-	16,405	16,405
Interest expense	-	-	-	5,334	5,334
	225,212	-	2,004	29,953	257,169

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, and foreign currency exchange gain	182,476	5,055	1,497	(3,578)	185,450

Equity in earnings of unconsolidated real estate entities	378	6,842	1,895	-	9,115
Foreign currency exchange gain	-	12,157	-	-	12,157
Net income (loss)	$182,854	$24,054	$3,392	$(3,578)	$206,722

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

For the three months ended March 31, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$385,008	$-	$-	$-	$385,008
Ancillary operations	-	-	3,800	23,115	26,915
Interest and other income	-	6,803	195	770	7,768
	385,008	6,803	3,995	23,885	419,691

Expenses:
Cost of operations:
Self-storage facilities	135,327	-	-	-	135,327
Ancillary operations	-	-	1,514	7,400	8,914
Depreciation and amortization	87,838	-	673	-	88,511
General and administrative	-	-	-	14,235	14,235
Interest expense	-	-	-	6,984	6,984
	223,165	-	2,187	28,619	253,971

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange gain and gain on real estate sales	161,843	6,803	1,808	(4,734)	165,720

Equity in earnings of unconsolidated real estate entities	405	4,527	8,784	-	13,716
Foreign currency exchange gain	-	31,252	-	-	31,252
Gain on real estate sales	-	-	-	198	198
Income (loss) from continuing operations	162,248	42,582	10,592	(4,536)	210,886
Discontinued operations	(318)	-	-	-	(318)
Net income (loss)	$161,930	$42,582	$10,592	$(4,536)	$210,568

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

12.	Commitments and Contingencies

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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $5.0 million resulting from any one individual event, to a limit of $15.0 million.  At March 31, 2012, there were approximately 700,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

13.	Subsequent Events

On May 4, 2012, we called for redemption all of our outstanding 6.9 million depositary shares each representing 1/1,000 of a 7.00% Cumulative Preferred Share of Beneficial Interest, Series N at par.  The aggregate redemption amount, before payment of accrued dividends, to be paid on July 2, 2012, is $172.5 million.  We will record an EITF D-42 allocation of approximately $5.4 million from our common shareholders to the holders of our Preferred Shares in the quarter ending June 30, 2012 as a result of this redemption.

We have also entered into contracts to acquire four self-storage properties, located in California (two), Florida and New York, for an aggregate purchase price of $46.0 million, cash.  We expect the pending acquisitions of these properties will close in the second quarter of 2012.  The pending acquisitions are subject to various conditions and contingencies and there can be no assurance that they will be completed.

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

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2012 and in our other filings with the SEC and the following:

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to our March 31, 2012 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

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

Our assumption that we have met the REIT requirements could be incorrect, because the REIT requirements are complex, require ongoing factual determinations, and there could be future unanticipated changes in our circumstances, or circumstances in previous years that we did not identify could affect our compliance.  For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years, we could be subject to penalties and interest, and our net income would be materially different from the amounts estimated in our financial statements.

In addition, our taxable REIT subsidiaries are taxable as a regular corporation.  To the extent that amounts paid to us by our taxable REIT subsidiaries are determined by the taxing authorities to be in excess of amounts that would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  If we became subject to such a penalty tax, our net income could be materially overstated from our current estimates.

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

Accruals for Contingencies: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not reasonably estimable or because we are not aware of the event.  We could in the future accrue additional amounts for such liabilities, due to future events and the results of further investigation or litigation.  Such accruals could have a material adverse impact on our financial condition or results of operations.

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

Overview

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and managing expenses at our self-storage facilities, which is the primary driver of growth in our net income and cash flow from operations and contributed 92% of our revenues for the three months ended March 31, 2012.

The remainder of our operations is comprised of our European Self-Storage segment through our investment in Shurgard Europe, our Commercial segment primarily through our investment in PS Business Parks, Inc. (“PSB”), and the operations not allocated to any segment, each of which is described in Note 11 to our March 31, 2012 financial statements.

The self-storage industry is subject to general economic conditions, particularly conditions that affect the spending habits of consumers and moving trends.

Our ability to effectively deploy capital to expand our asset base is an important component of our long-term growth strategy.  Since the beginning of 2010, we have acquired 59 self-storage facilities for approximately $362 million, noncontrolling interests in subsidiaries owning self-storage facilities for $196 million, and we invested $117 million in Shurgard Europe to fund its acquisition of the remaining interests it did not own in 72 self-storage facilities.

We believe that there may be opportunities to acquire additional self-storage facilities from third parties in the remainder of 2012, because we continue to see self-storage facilities come to market.  However, there is significant competition for facilities marketed in many of the geographic locations we find attractive.  As a result, there can be no assurance that we will be able to acquire facilities on terms we find attractive.

Due to the challenging operating environment and our belief that acquisitions of self-storage facilities are more economically advantageous,  we have substantially curtailed our development activities.  We continue to have a nominal development pipeline at March 31, 2012.

Other investments we have made in the past, and may make in the future, include i) further investment in Shurgard Europe to allow it to develop or acquire facilities, ii) further investment in PSB, and iii) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will even be available as investment alternatives.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations, due to our low levels of debt and significant cash from operations available for principal payments on debt and reinvestment (see “Liquidity and Capital Resources” below).  However, access to capital is important to growing our asset base.  We choose between the issuance of common and preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common equity only in connection with mergers and the acquisition of interests in real estate entities.  Our ability to raise capital at favorable costs is dependent upon capital market conditions.  When market conditions are favorable, we have generally been able to raise capital as necessary; however, there can be no assurance that future market conditions will permit us to raise capital at favorable costs.  During the year ended December 31, 2011, we issued approximately $863 million of preferred securities.  During the three months ended March 31, 2012, we issued another $923 million of preferred securities.

At March 31, 2012, we had approximately $620 million of cash and we have access to a $300 million line of credit which expires March 21, 2017.  On April 11, 2012, we paid $477 million to redeem our Series M Cumulative Preferred Shares.  As of May 4, 2012, we are under contract (subject to contingencies) to acquire four facilities for an aggregate purchase price of $46 million, in cash.  We have called for redemption our Series N Preferred Shares ($173 million) on July 2, 2012.  After May 4, 2012, we have no other significant commitments until 2013, when $265 million of existing debt comes due.

Results of Operations

Operating Results for the Three Months Ended March 31, 2012 and 2011

For the three months ended March 31, 2012, net income allocable to our common shareholders was $125.3 million or $0.73 per diluted common share, compared to $148.1 million or $0.87 per diluted common share for the same period in 2011, representing a decrease of $22.8 million or $0.14 per diluted common share.  This decrease is due to (i) a $30.1 million reduction in income allocated to common shareholders, in connection with applying EITF D-42 to our redemptions of preferred shares and our pro rata share of PSB’s preferred equity redemptions and (ii) a $19.1 million decline in foreign currency exchange gain, offset partially by (iii) improved property operations.

Funds from Operations

For the three months ended March 31, 2012, funds from operations (“FFO”) was $1.35 per diluted common share as compared to $1.48 for the same period in 2011, representing a decrease of $0.13.

For the three months ended March 31, 2012, FFO was impacted by a foreign currency exchange gain of $12.2 million (compared to $31.3 million for the same period in 2011) and a $27.1 million charge in applying EITF D-42 to our and PSB’s redemptions of preferred shares (compared to a $3.0 million gain for the same period in 2011).

The following table provides a summary of the per-share impact of the items noted above:

	Three Months Ended March 31,
	2012	2011	Percentage Change

FFO per diluted common share prior to adjustments for the following items	$1.44	$1.28	12.5%

Foreign currency exchange gain	0.07	0.18
Application of EITF D-42 to the redemption of our securities and our equity share from PSB	(0.16)	0.02

FFO per diluted common share, as reported	$1.35	$1.48	(8.8)%

FFO is a term defined by the National Association of Real Estate Investment Trusts, is a non-GAAP financial measure.  It is generally defined as net income before depreciation with respect to real estate assets and gains and losses on real estate assets.  FFO is presented because management and many analysts consider FFO to be one measure of the performance of real estate companies.  In addition, we believe that FFO is helpful to investors as an additional measure of the performance of a REIT, because net income includes the impact of depreciation, which assumes that the value of real estate diminishes predictably over time, while we believe that the value of real estate fluctuates due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO is not a substitute for our cash flow or net income as a measure of our liquidity or operating performance or our ability to pay dividends.  Other REITs may not compute FFO in the same manner; accordingly, FFO may not be comparable among REITs.  The following table reconciles from our net income to FFO, and sets forth the calculations of FFO per share.

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands, except per share data)
Computation of Funds from Operations (“FFO”) allocable to Common Shares:
Net income	$206,722	$210,568
Add back – depreciation and amortization	86,938	88,511
Add back – depreciation from unconsolidated real estate investments	19,741	16,788
Add back – depreciation and amortization included in Discontinued Operations	-	42
Eliminate – gain on sale of real estate investments	-	(198)
Eliminate – loss on sale of real estate included in Discontinued Operations	-	253
FFO allocable to our equity holders	313,401	315,964
Less allocations of FFO to other noncontrolling equity interests in subsidiaries	(1,718)	(4,929)
FFO allocable to Public Storage shareholders	311,683	311,035
Less allocations of FFO to:
Preferred shareholders, based upon distributions paid	(55,095)	(57,617)
Preferred shareholders, based on redemptions	(24,900)	-
Restricted share unitholders	(923)	(728)
Remaining FFO allocable to Common Shares	$230,765	$252,690
Diluted weighted average common shares outstanding	171,415	170,382
FFO per diluted common share	$1.35	$1.48

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing more than 91% of our revenues for the three months ended March 31, 2012 and 2011, respectively.

Management analyzes the results of the Company’s consolidated self-storage operations in two-groups: (i) the Same Store facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and operated on a stabilized basis since January 1, 2010, and (ii) all other facilities in the Domestic Self-Storage Segment, which are newly acquired, newly developed, and recently expanded facilities.

Self-Storage Operations Summary	Three Months Ended March 31,
	2012	2011	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$383,928	$366,497	4.8%
Non Same Store Facilities	23,760	18,511	28.4%
Total rental income	407,688	385,008	5.9%
Cost of operations:
Same Store Facilities	130,682	128,295	1.9%
Non Same Store Facilities	8,292	7,032	17.9%
Total cost of operations	138,974	135,327	2.7%
Net operating income (a):
Same Store Facilities	253,246	238,202	6.3%
Non Same Store Facilities	15,468	11,479	34.8%
Total net operating income	268,714	249,681	7.6%
Total depreciation and amortization expense:
Same Store Facilities	(76,482)	(77,941)	(1.9)%
Non Same Store Facilities	(9,756)	(9,897)	(1.4)%
Total depreciation and amortization expense	(86,238)	(87,838)	(1.8)%

Total net income	$182,476	$161,843	12.7%

Number of facilities at period end:
Same Store Facilities	1,941	1,941	-
Non Same Store Facilities	107	92	16.3%
Net rentable square footage at period end (in thousands):
Same Store Facilities	122,464	122,464	-
Non Same Store Facilities	7,896	6,444	22.5%

(a)         See “Net Operating Income” below for further information regarding this non-GAAP measure.

Net income with respect to our self-storage operations increased by $20.6 million or 12.7% during the three months ended March 31, 2012, when compared to the same period in 2011.  This was due primarily to a 6.3% increase in net operating income with respect to our Same Store Facilities due to increased revenues driven by higher occupancy and higher realized rents per occupied square foot, and a 34.8% increase in net operating income with respect to the Non Same Store Facilities, due primarily to the impact of the properties acquired in 2012 and 2011.

Same Store Facilities

The Same Store Facilities represents those 1,941 facilities that are stabilized and owned since January 1, 2010 and therefore provide meaningful comparisons for 2011 and 2012.  The following table summarizes the historical operating results of these 1,941 facilities (122.5 million net rentable square feet) that represent approximately 94% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2012.

SAME STORE FACILITIES	Three Months Ended March 31,
	2012	2011	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$364,128	$347,754	4.7%
Late charges and administrative fees	19,800	18,743	5.6%
Total revenues (a)	383,928	366,497	4.8%

Cost of operations:
Property taxes	43,058	41,382	4.1%
On site property manager payroll	25,928	25,773	0.6%
Repairs and maintenance	12,025	10,765	11.7%
Utilities	9,424	10,101	(6.7)%
Media advertising	3,145	4,046	(22.3)%
Other advertising and selling expense	7,360	7,818	(5.9)%
Other direct property costs	9,084	9,143	(0.6)%
Supervisory payroll	8,934	8,360	6.9%
Allocated overhead	11,724	10,907	7.5%
Total cost of operations (a)	130,682	128,295	1.9%
Net operating income (b)	253,246	238,202	6.3%
Depreciation and amortization expense	(76,482)	(77,941)	(1.9)%
Net income	$176,764	$160,261	10.3%

Gross margin (before depreciation and amortization expense)	66.0%	65.0%	1.5%

Weighted average for the period:
Square foot occupancy (c)	90.3%	89.8%	0.6%
Realized annual rent per occupied square foot (d)(e)	$13.17	$12.65	4.1%
REVPAF (e)(f)	$11.89	$11.36	4.7%

Weighted average at March 31:
Square foot occupancy	90.8%	90.6%	0.2%
In place annual rent per occupied square foot (g)	$13.96	$13.42	4.0%
Total net rentable square feet (in thousands)	122,464	122,464	-
Number of facilities	1,941	1,941	-

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three months ended March 31, 2012 and 2011.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Revenues generated by our Same Store Facilities increased by 4.8% for the three months ended March 31, 2012, as compared to the same period in 2011.  The increase was due primarily to a 4.1% increase in realized rent per occupied square foot as well as a 0.6% increase in weighted average occupancy.

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

Notwithstanding high current occupancy levels compared to historical levels, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  Based upon current trends, we expect positive year-over-year growth in rental income to continue.

Cost of operations (excluding depreciation and amortization) increased by 1.9% in the three months ended March 31, 2012, as compared to the same period in 2011.  Increases in property taxes and repairs and maintenance were partially offset by reductions in media advertising and utilities.

Property tax expense increased 4.1% in the three months ended March 31, 2012, as compared to the same period in 2011.  We expect property tax expense growth of approximately 4.0% in the year ending December 31, 2012, due primarily to higher assessed values.

On-site property manager payroll expense increased approximately 0.6% in the three months ended March 31, 2012, as compared to the same period in 2011.  We expect payroll expense to be relatively flat in the remainder of 2012, compared to 2011.

Repairs and maintenance expenditures increased 11.7% in the three months ended March 31, 2012, as compared to the same period in 2011.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation in material and labor costs, and random events.  Included in our repairs and maintenance expenditures in the three months ended March 31, 2012 and 2011 was approximately $1.8 million and $3.1 million, respectively, in snow removal costs.  During the quarter ended March 31, 2012, we accelerated some of our normal repair and maintenance expenditures due to mild weather.  While these expenditures can vary considerably from period to period and are difficult to project, we expect full year repairs and maintenance expenditures in 2012, excluding snow removal expenses totaling $4.3 million during the year ended December 31, 2011, to approximate the levels incurred in 2011.

Utility expenses decreased 6.7% in the three months ended March 31, 2012, as compared to the same period in 2011.  The decrease is due primarily to reduced usage driven by milder weather. It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon changes in demand driven by weather and temperature, as well as fuel prices, each of which are volatile and not predictable.

Media advertising decreased 22.3% in the three months ended March 31, 2012, as compared to the same period in 2011.  This decrease is due primarily to reductions in the number of markets in which we advertised on television.  We expect media advertising in the quarter ending June 30, 2012 to approximate the amount incurred in the same period in 2011.  Media advertising costs in particular can be volatile and increase or decrease significantly in the short-term.

Other advertising and selling expense is comprised principally of yellow page, Internet advertising, and the operating costs of our telephone reservation center, which decreased 5.9% in the three months ended March 31, 2012, as compared to the same period in 2011.  This decrease is due primarily to lower yellow page advertising expense, due primarily to lower rates.

Our future spending on yellow page, media, and Internet advertising will be driven in part by demand for our self-storage spaces, our occupancy levels, and the relative cost and efficacy of each type of advertising.

Other direct property costs include administrative expenses that are solely attributable to the self-storage facilities, such as property insurance, office expenses incurred at the property and by supervisory personnel, telephone and data communication lines at the properties, business license costs, and bank charges related to handling the properties cash deposits.  We expect moderate growth in other direct property costs in the remainder of 2012 as compared to the same periods in 2011.

Supervisory payroll expense represents compensation paid to the management which directly and indirectly supervises the on-site property managers, and increased 6.9% in the three months ended March 31, 2012, as compared to the same period in 2011.  This increase is due principally to increased headcount.  We expect more moderate growth in supervisory payroll in the remainder of 2012.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer).  The increase is due principally to increased headcount.  We expect moderate growth in allocated overhead in the remainder of 2012 as compared to the same periods in 2011.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2012	$383,928
2001	$366,497	$375,543	$393,819	$386,196	$1,522,055

Total cost of operations:
2012	$130,682
2011	$128,295	$122,776	$121,338	$104,632	$477,041

Property tax expense:
2012	$43,058
2011	$41,382	$40,264	$39,550	$26,063	$147,259

Repairs and maintenance expense:
2012	$12,025
2011	$10,765	$10,993	$10,960	$12,519	$45,237

Media advertising expense:
2012	$3,145
2011	$4,046	$3,360	$2,144	$992	$10,542

REVPAF:
2012	$11.89
2011	$11.36	$11.64	$12.16	$11.96	$11.78

Weighted average realized annual rent per occupied square foot:
2012	$13.17
2011	$12.65	$12.61	$13.19	$13.26	$12.92

Weighted average occupancy levels for the period:
2012	90.3%
2011	89.8%	92.3%	92.2%	90.2%	91.2%

Analysis of Regional Trends – Same Store Facilities

The following table sets forth selected regional trends in our Same Store Facilities:

	Three Months Ended March 31,
	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (191 facilities)	$57,856	$55,922	3.5%
Northern California (167 facilities)	39,142	37,029	5.7%
Texas (228 facilities)	38,002	35,637	6.6%
Florida (181 facilities)	35,994	34,248	5.1%
Illinois (121 facilities)	23,488	22,620	3.8%
Georgia (92 facilities)	14,121	13,423	5.2%
Washington (89 facilities)	18,889	18,290	3.3%
All other states (872 facilities)	156,436	149,328	4.8%
Total revenues	383,928	366,497	4.8%

Net operating income:
Southern California	43,754	42,940	1.9%
Northern California	28,788	27,198	5.8%
Texas	23,888	21,664	10.3%
Florida	22,780	21,308	6.9%
Illinois	11,352	10,629	6.8%
Georgia	8,997	8,552	5.2%
Washington	13,454	13,151	2.3%
All other states	100,233	92,760	8.1%
Total net operating income	$253,246	$238,202	6.3%

Weighted average occupancy:
Southern California	91.8%	91.6%	0.2%
Northern California	92.5%	91.4%	1.2%
Texas	90.2%	89.0%	1.3%
Florida	90.3%	89.4%	1.0%
Illinois	90.8%	89.3%	1.7%
Georgia	88.8%	88.6%	0.2%
Washington	89.7%	89.8%	(0.1)%
All other states	89.7%	89.6%	0.1%
Total weighted average occupancy	90.3%	89.8%	0.6%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended March 31,
	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$18.26	$17.65	3.5%
Northern California	16.91	16.13	4.8%
Texas	10.56	10.07	4.9%
Florida	12.44	11.96	4.0%
Illinois	12.81	12.62	1.5%
Georgia	9.82	9.35	5.0%
Washington	13.83	13.36	3.5%
All other states	12.43	11.90	4.5%
Total realized rent per square foot	$13.17	$12.65	4.1%

REVPAF:
Southern California	$16.76	$16.17	3.6%
Northern California	15.63	14.74	6.0%
Texas	9.53	8.96	6.4%
Florida	11.24	10.70	5.0%
Illinois	11.63	11.26	3.3%
Georgia	8.72	8.29	5.2%
Washington	12.40	12.00	3.3%
All other states	11.15	10.66	4.6%
Total REVPAF	$11.89	$11.36	4.7%

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

Non Same Store Facilities

The Non Same Store Facilities include 107 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2010, or were acquired since January 1, 2010.  As a result of the stabilization process and timing of when the facilities were put into place, year-over-year changes can be significant.  In the following table, “Facilities placed into service in 2012” includes six facilities acquired from third parties in the three months ended March 31, 2012.  “Facilities placed into service in 2011” includes 11 facilities acquired from third parties, one facility that was newly developed, and two facilities that we obtained control of and began consolidating in the year ended December 31, 2011.  “Other facilities” includes 42 facilities we acquired in 2010, as well as 45 other facilities that we have owned since January 1, 2010 that are not stabilized due to the addition of more net rentable square feet or due to casualty damage.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended March 31,
	2012	2011	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2012	$138	$-	$138
Facilities placed into service in 2011	3,053	427	2,626
Other facilities	20,569	18,084	2,485
Total rental income	23,760	18,511	5,249

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2012	$49	$-	$49
Facilities placed into service in 2011	1,014	176	838
Other facilities	7,229	6,856	373
Total cost of operations	8,292	7,032	1,260

Net operating income before depreciation and amortization expense (a):
Facilities placed into service in 2012	$89	$-	$89
Facilities placed into service in 2011	2,039	251	1,788
Other facilities	13,340	11,228	2,112
Total net operating income (a)	15,468	11,479	3,989
Depreciation and amortization expense	(9,756)	(9,897)	141
Net income	$5,712	$1,582	$4,130

At March 31:
Square foot occupancy:
Facilities placed into service in 2012	69.5%	-	-
Facilities placed into service in 2011	77.7%	64.7%	20.1%
Other facilities	86.6%	79.7%	8.7%
	84.1%	78.8%	6.7%

In place annual rent per occupied square foot:
Facilities placed into service in 2012	$12.13	$-	-
Facilities placed into service in 2011	14.32	8.48	68.9%
Other facilities	15.66	15.43	1.5%
	$15.28	$15.09	1.3%

Number of Facilities:
Facilities placed into service in 2012	6	-	6
Facilities placed into service in 2011	14	5	9
Other facilities	87	87	-
	107	92	15
Net rentable square feet (in thousands):
Facilities placed into service in 2012	532	-	532
Facilities placed into service in 2011	1,166	386	780
Other facilities	6,198	6,058	140
	7,896	6,444	1,452

(a)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012, we acquired six facilities for an aggregate cost of $42.0 million.  The weighted average aggregate capitalization rates for these properties are not meaningful as these properties were acquired late in the quarter.

In 2011, we acquired 11 facilities for an aggregate cost of $80.4 million.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the three months ended March 31, 2012, was approximately 7.5% and the average occupancy was 79.9%.

In addition, during 2011, we obtained control of two entities we had a partial interest in, and began consolidating the two stabilized self-storage facilities (143,000 net rentable square feet) owned by these entities.

We believe that our management, promotion, and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners, who are typically smaller operators.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities will continue to provide earnings growth during 2012 as these facilities approach stabilized occupancy levels, and the earnings of 2011 acquisitions are reflected in our operations for a full year.

Equity in earnings of unconsolidated real estate entities

At March 31, 2012, we have equity investments in PSB, Shurgard Europe and two limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three months ended March 31, 2012 and 2011 consists of our pro-rata share of the net income of these unconsolidated real estate entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended March 31,
	2012	2011	Change
	(Amounts in thousands)
Equity in earnings of unconsolidated real estate entities:
PSB	$1,895	$8,784	$(6,889)
Shurgard Europe	6,842	4,527	2,315
Other Investments	378	405	(27)
Total equity in earnings of unconsolidated real estate entities	$9,115	$13,716	$(4,601)

Investment in PSB:  At March 31, 2012, we have a 42% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2012, PSB owned and operated 27.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB decreased to $1.9 million in the three months ended March 31, 2011 as compared to $8.8 million in the same period in 2011.  This decrease was principally due to (i) the impact of redemptions of preferred securities, which increased income allocations to the preferred equity holders in the quarter ended March 31, 2012, as compared to reducing income allocations in the same period in 2011, (ii) increased depreciation and interest expense, each as a result of the properties PSB acquired in 2011, partially offset by (iii) incremental income generated by the properties PSB acquired in 2011.  See Note 4 to our March 31, 2012 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the Securities and Exchange Commission, and on PSB’s website, www.psbusinessparks.com.

We expect our future equity income from PSB to be dependent entirely upon PSB’s operating results.  Our investment in PSB provides us with some diversification into another asset type.  We have no plans of disposing of our investment in PSB.

Investment in Shurgard Europe: Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2011 and March 31, 2012, Shurgard Europe’s operations are comprised of 188 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for each of the three month periods ended March 31, 2012 and 2011, respectively, is included in Note 4 to our financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe for the three months ended March 31, 2012 was $6.8 million as compared to $4.5 million for the same period in 2011, representing an increase of $2.3 million.  The increase was primarily due to Shurgard Europe’s acquisition on March 2, 2011 of the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities.

Our equity in earnings from Shurgard Europe is affected by exchange rates, most notably the exchange rate between the U.S. Dollar and the Euro.  The average exchange rates for the U.S. Dollar to the Euro decreased from 1.366 for the three months ended March 31, 2011 to 1.310 for the same period in 2012.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing stabilized facilities described below, which represent 163 of the 188 facilities that Shurgard Europe owns.  Shurgard Europe’s 25 non-same store facilities had average occupancies of approximately 66% during the three months ended March 31, 2012.  There can be no assurance about the ultimate level of occupancy of the non-same store facilities.

European Same-Store Facilities:  The Shurgard Europe Same Store Pool represents those 163 facilities that are wholly-owned at March 31, 2012 and have been operated by Shurgard Europe at a stabilized occupancy level since January 1, 2010 and therefore provide meaningful comparisons for 2011 and 2012.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 163 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for 2011.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

Selected Operating Data for the 163 facilities operated by Shurgard Europe on a stabilized basis since January 1, 2010 (“European Same Store Facilities”):	Three Months Ended March 31,
	2012	2011	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues	$47,433	$47,443	0.0%
Less: Cost of operations (excluding depreciation and amortization expenses):	20,733	20,895	(0.8)%
Net operating income (b)	$26,700	$26,548	0.6%

Gross margin	56.3%	56.0%	0.5%
Weighted average for the period:
Square foot occupancy (c)	83.8%	84.6%	(0.9)%
Realized annual rent per occupied square foot (d)(e)	$25.66	$25.36	1.2%
REVPAF (e)(f)	$21.51	$21.46	0.2%
Weighted average at March 31:
Square foot occupancy	83.8%	84.5%	(0.8)%
In place annual rent per occupied square foot (g)	$28.74	$28.18	2.0%
Total net rentable square feet (in thousands)	8,677	8,677	-
Average Euro to the U.S. Dollar (a):
Constant exchange rates used herein	1.310	1.310	-
Actual historical exchange rates	1.310	1.366	(4.1)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three months ended March 31, 2011 have been restated using the actual exchange rate for the three months ended March 31, 2012.

(b)
We present net operating income “NOI” of the European Same Store Facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization is a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, segment performance, and comparing period-to-period and market-to-market property operating results.  In addition, the investment community utilizes NOI in determining real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization in evaluating our operating results.

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

Net operating income increased 0.6% at March 31, 2012 as compared to the same period in 2011, due principally to a decrease in expenses.  Based upon current operating trends and metrics, we do not expect growth in the net operating income of the European Same Store Facilities in 2012.  In Note 4 to our March 31, 2012 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three months ended March 31, 2012 and 2011.  Shurgard Europe’s consolidated operating results include additional facilities that are not European Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at March 31, 2012 are comprised primarily of our equity in earnings from two limited partnerships that collectively own 17 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities that these entities own.  See Note 4 to our March 31, 2012 financial statements for the operating results of these 17 facilities under the “Other Investments.”

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations, and (iv) management of facilities for third parties and facilities owned by the Unconsolidated Real Estate Entities.

Commercial property operations are included in our Commercial segment, and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our March 31, 2012 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our statements of income.

	Three Months Ended March 31
	2012	2011	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$18,592	$16,755	$1,837
Commercial	3,501	3,800	(299)
Merchandise and other	7,183	6,360	823
Total revenues	29,276	26,915	2,361

Ancillary Cost of Operations:
Tenant reinsurance	3,533	3,118	415
Commercial	1,304	1,514	(210)
Merchandise and other	4,681	4,282	399
Total cost of operations	9,518	8,914	604

Depreciation – commercial operations:	700	673	27

Ancillary net income:
Tenant reinsurance	15,059	13,637	1,422
Commercial	1,497	1,613	(116)
Merchandise and other	2,502	2,078	424
Total ancillary net income	$19,058	$17,328	$1,730

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants in the domestic self-storage facilities we operate.  The revenues that we record are based upon premiums that we reinsure.  The level of tenant reinsurance revenues is largely dependent upon the number of new tenants electing to purchase policies, the level of premiums charged for such insurance, and the number of tenants that continue participating in the insurance program.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses, and is dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties thereby increasing tenant insurance claims.

The increase in tenant reinsurance revenues over the past year was due primarily to an increase in the percentage of our existing tenants retaining such policies and in increase in premium rates.  On average, approximately 62% and 59% of our tenants had such policies during the three months ended March 31, 2012 and 2011, respectively.  We expect less growth in the percentage of tenants retaining insurance policies in the remainder of 2012 as compared to the same periods in 2011.

Commercial operations: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate, and to a much lesser extent, we manage self-storage facilities in the U.S. for third party owners and the Unconsolidated Real Estate Entities.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  During the three months ended March 31, 2012, merchandise sales and margins were positively impacted by higher retail prices for our locks, as compared to the same period in 2011.

Other Income and Expense Items

Interest and other income: Interest and other income was $5.7 million and $7.8 million in the three months ended March 31, 2012 and 2011, respectively, comprised primarily of interest and other income from Shurgard Europe.

The interest and other income from Shurgard Europe is comprised of interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our statements of income.

Interest and other income from Shurgard Europe decreased from $6.8 million in the three months ended March 31, 2011 to $5.1 million in the same period in 2012, due primarily to principal payments received in 2011 on our loan receivable from Shurgard Europe, and the extinguishment of a bridge loan to Shurgard Europe that was outstanding between March 2, 2011 and June 15, 2011 (see Note 5 to our March 31, 2012 financial statements for more information).

The loan receivable from Shurgard Europe, denominated in Euros, totaling €311.0 million ($414.8 million) as of March 31, 2012, and €311.0 million ($402.7 million) as of December 31, 2011, matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank requires significant principal reduction through the maturity date in November 2014, as a result during this period future principal repayments on our loan will be limited.

The remainder of our interest and other income is comprised primarily of interest earned on cash balances as well as sundry other income items that are received from time to time in varying amounts.  Interest income on cash balances has been minimal, because rates have been at historic lows of 0.1% or less, and we expect this trend to continue in the foreseeable future.  Future earnings from sundry other income items are not predictable.

Depreciation and amortization: Depreciation and amortization expense was $86.9 million and $88.5 million for the three months ended March 31, 2012 and 2011, respectively.

The decrease in depreciation and amortization expense for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to a $1.5 million decrease in amortization expense with respect to tenant intangible assets.

We expect approximately $5.3 million in intangible amortization during the remainder of 2012, with respect to our intangible assets at March 31, 2012.  We expect an approximately $3.0 million reduction in depreciation in 2012, as compared to 2011, with respect to fully depreciated buildings.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense was $16.4 million and $14.2 million for the three months ended March 31, 2012 and 2011, respectively, and is set forth in the following table:

	Three Months Ended March 31
	2012	2011	Change
	(Amounts in thousands)

Stock based compensation expense	$5,305	$5,070	$235
Costs of senior executives	3,485	2,056	1,429
Development and acquisition overhead	2,513	1,992	521
Tax compliance costs and taxes paid	1,622	1,720	(98)
Legal costs	1,632	1,330	302
Public company costs	810	849	(39)
Other	1,038	1,218	(180)
Total	$16,405	$14,235	$2,170

Stock based compensation expense includes the amortization of restricted share and stock options granted to employees, as well as employer taxes incurred upon vesting of restricted shares and upon exercise of employee stock options.  The level of stock-based compensation expense varies based upon the level of grants and forfeitures.

Costs of senior executives represents principally the cash compensation paid to our chief executive officer and chief financial officer, and has increased due to an increase in incentive compensation paid in the three months ended March 31, 2012 as compared to the same period in 2011.

Development and acquisition overhead represents the internal and external expenses of identifying, evaluating, and implementing our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities based upon our self-storage activities, as well as the internal and external costs of filing tax returns and other costs associated with complying with federal and state tax laws.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.

Public company costs represent the incremental costs of operating as a publicly-traded REIT, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of directors’ costs, and costs associated with maintaining compliance with the Sarbanes-Oxley act.

Interest expense: Interest expense was $5.3 million, and $7.0 million, for the three months ended March 31, 2012 and 2011, respectively.

The decrease in the three months ended March 31, 2012 as compared to the same period in 2011 is due to principal repayments, most notably the repayment in February 2011 of approximately $103 million of unsecured notes payable with an effective rate of interest of 5.7%.

See Note 6 to our March 31, 2012 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain: We recorded a foreign currency translation gains of $12.2 million and $31.3 million in the three months ended March 31, 2012 and 2011, respectively, representing the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to changes in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.334 and 1.295 at March 31, 2012 and December 31, 2011, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Net Income Allocable to Noncontrolling Interests:  Net income allocable to noncontrolling interests decreased during the three months ended March 31, 2012 as compared to the same period in 2011, due primarily to our acquisition of noncontrolling interests during the year ended December 31, 2011.  We allocated $0.2 million in income during the three months ended March 31, 2012 to noncontrolling interests we acquired on March 31, 2012.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders increased during the three months ended March 31, 2012 as compared to the same period in 2011, due primarily to increased allocations based upon redemptions of preferred shares.  Based upon preferred shares outstanding at April 12, 2012 and adjusted for the redemption in full of our 7.0% Series N Preferred Shares on July 2, 2012, our regular quarterly preferred distribution is expected to be approximately $47.3 million.  Based upon the July 2, 2012 redemption, we expect to allocate an additional approximately $5.4 million of income to the preferred shareholders during the three months ending June 30, 2012.

Net Operating Income

In our discussions above, we refer to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our net income in our March 31, 2012 financial statements.

	Three Months Ended March 31,
	2012	2011
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$253,246	$238,202
Non Same Store Facilities	15,468	11,479
Total net operating income from self-storage	268,714	249,681

Depreciation and amortization expense:
Same Store Facilities	(76,482)	(77,941)
Non Same Store Facilities	(9,756)	(9,897)
Total depreciation and amortization expense from self-storage	(86,238)	(87,838)

Net income:
Same Store Facilities	176,764	160,261
Non Same Store Facilities	5,712	1,582
Total net income from self-storage	182,476	161,843

Ancillary operating revenue	29,276	26,915
Interest and other income	5,655	7,768
Ancillary cost of operations	(9,518)	(8,914)
Depreciation and amortization, commercial	(700)	(673)
General and administrative expense	(16,405)	(14,235)
Interest expense	(5,334)	(6,984)
Equity in earnings of unconsolidated real estate entities	9,115	13,716
Foreign currency exchange gain	12,157	31,252
Gains on real estate sales	-	198
Discontinued operations	-	(318)
Net income of the Company	$206,722	$210,568

Liquidity and Capital Resources

We believe that our cash balances and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

Operating as a REIT, our ability to retain cash flow for reinvestment is restricted.  In order for us to maintain our REIT status, a substantial portion of our operating cash flow must be distributed to our shareholders (see “Requirement to Pay Distributions” below).  However, despite the significant distribution requirements, we have been able to retain a significant amount of our operating cash flow.  The following table summarizes our ability to fund capital improvements to maintain our facilities, distributions to the noncontrolling interests, and distributions to our shareholders through the use of cash provided by operating activities.  The remaining cash flow generated is available to make both scheduled and optional principal payments on debt and for reinvestment.

	For the Three Months Ended March 31,
	2012	2011
	(Amount in thousands)
Net cash provided by operating activities (a)	$279,490	$264,819

Capital improvements to real estate facilities	(14,278)	(11,874)
Remaining operating cash flow available for distributions to equity holders	265,212	252,945

Distributions paid to noncontrolling interests	(1,739)	(3,857)
Distributions paid to common shareholders and restricted share unitholders ($1.10 per share for the quarter ended March 31, 2012 as compared to $0.80 per share for the same period in 2011)	(188,148)	(135,888)
Distributions paid to preferred shareholders	(55,095)	(57,617)

Cash from operations available for principal payments on debt and reinvestment (b)	$20,230	$55,583

(a)	Represents net cash provided by operating activities for each respective period as presented in our March 31, 2012 statements of cash flows.

(b)
We present cash from operations available for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.  In addition, this measure is not necessarily indicative of what can be expected for the year ended December 31, 2012, because cash generated by operating activities varies seasonally, while dividends vary based upon the dividend rate.  However, we expect the cash from operations available for principal payments on debt and reinvestment for the full year ended December 31, 2012 to exceed the annualized amount for the three months ended March 31, 2012.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at March 31, 2012, (ii) internally generated retained cash flows, (iii) depending upon market conditions, proceeds from the issuance of common or preferred equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments: At March 31, 2012, we had approximately $620.1 million of cash and we have access to a $300 million line of credit which expires March 21, 2017.  On April 11, 2012, we paid $476.6 million (excluding accrued dividends) to redeem our Series M Cumulative Preferred Shares.  As of May 4, 2012, we are under contract to acquire four self-storage properties for an aggregate purchase price of $46.0 million, cash, subject to contingencies.  We expect the pending acquisitions of these properties will close in the second quarter of 2012.  We have called our Series N Preferred Shares ($172.5 million) for redemption on July 2, 2012.  We have no other significant commitments until 2013, when $264.9 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million line of credit which expires March 21, 2017, with no outstanding borrowings at May 4, 2012.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations.  However, access to capital is important to growing our asset base.  When growth capital is needed, we select either common or preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common stock only in connection with mergers and the acquisition of interests in real estate entities.  During periods of favorable market conditions, we have generally been able to raise capital at attractive costs; however, there can be no assurance that future market conditions will be favorable.

Debt Service Requirements: At March 31, 2012, outstanding debt totaled approximately $373.0 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2012 (remainder)	$-	$26,835	$26,835
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$186,519	$372,979

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At March 31, 2012, we have 1,977 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital improvements totaling $14.3 million during the three months ended March 31, 2012.  During 2012, we expect to incur approximately $70 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate REIT qualifying distributions paid during the three months ended March 31, 2012 totaled $243.2 million, consisting of $55.1 million to cumulative preferred shareholders and $188.1 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our cumulative preferred shares outstanding at March 31, 2012, adjusted for the April 2012 redemption of our Series M Cumulative Preferred Shares and the July 2, 2012 redemption of our Series N Cumulative Preferred Shares to be approximately $189 million per year.

On May 3, 2012, our Board of Trustees declared a regular common quarterly dividend of $1.10 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  We paid $1.1 million in the first quarter of 2012 with respect to such non-controlling interests outstanding at March 31, 2012, which represents our expectation with respect to future distributions to these interests.

Acquisition and Development Activities: At March 31, 2012, we were not under contract to acquire any properties.  During the remainder of 2012, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  As of May 4, 2012 we are under contract (subject to contingencies) to acquire four self-storage properties from third parties, for an aggregate of $46.0 million in cash.  We have a minimal development pipeline at March 31, 2012 and have no current plans to expand our development activities.  We plan on financing our development and acquisition activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of March 31, 2012, we had a €311.0 million loan receivable from Shurgard Europe totaling $414.8 million, which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

In November 2011, Shurgard Europe obtained a three year term loan of €215 million from Wells Fargo (the "Wells Fargo Loan”), and used the proceeds to refinance existing loans totaling €183 million and make an additional principal payment of €32 million on the Public Storage loan.  The Wells Fargo Loan is without recourse to Public Storage or our institutional partner.

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

Redemption of Preferred Securities: As of March 31, 2012, several series of our preferred securities were redeemable at our option upon at least 30 days’ notice with dividend rates ranging from 6.125% to 6.600% and have an aggregate redemption value of approximately $1.0 billion.  Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

We have called our Series N Preferred Shares for redemption on July 2, 2012.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 4, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.  We believe that our cash and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

Contractual Obligations

Our significant contractual obligations at March 31, 2012 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter

Long-term debt (1)	$409,062	$46,707	$274,412	$38,534	$31,358	$10,851	$7,200

Preferred shares called for redemption (2)	476,634	476,634	-	-	-	-	-

Operating leases (3)	69,622	3,306	4,447	4,325	3,356	3,201	50,987

Total	$955,318	$526,647	$278,859	$42,859	$34,714	$14,052	$58,187

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our March 31, 2012 financial statements for additional information on our notes payable.

(2)
In March 2012, we called for redemption all of our Cumulative Preferred Shares, Series M, at par plus accrued dividends.  We redeemed these shares on April 11, 2012.  Amounts include the liquidation amount of $476.6 million.

(3)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

Off-Balance Sheet Arrangements: At March 31, 2012, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $373.0 million and represents 4.5% of the book value of our equity at March 31, 2012.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $388.3 million at March 31, 2012.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($414.8 million) at March 31, 2012.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2012 (dollar amounts in thousands).

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$26,835	$264,851	$35,127	$30,009	$10,065	$6,092	$372,979	$378,497
Average interest rate	5.53%	5.72%	5.34%	4.33%	5.59%	5.66%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2017. As of March 31, 2012, we have no borrowings under our line of credit.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.                 Legal Proceedings

The information set forth under the heading “Contingent Losses” in Note 12 to the Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.              Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2011, in Part I, Item 1A, Risk Factors.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from those stated in forward-looking statements in this Form 10-Q and elsewhere. In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 4, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2012.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During February 2012, we redeemed all 8.3 million of our outstanding Cumulative Preferred Shares, Series L with a liquidation amount of $206.7 million for an aggregate of $208.1 million in cash (inclusive of accrued dividends).

During February 2012, we redeemed all 5.7 million of our outstanding Cumulative Preferred Shares, Series E with a liquidation amount of $141.3 million for an aggregate of $142.6 million in cash (inclusive of accrued dividends).

During March 2012, we redeemed all 0.4 million of our outstanding Cumulative Preferred Shares, Series Y with a liquidation amount of $8.8 million for an aggregate of $8.9 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series L, Series E and Series Y during the three months ended March 31, 2012:

Period Covered	Total Number of Shares Repurchased	Average Price Paid per Share
January 1, 2012 – January 31, 2012	-	-
February 1, 2012 – February 29, 2012
Preferred Shares - Series L	8,266,600	$25.00
Preferred Shares - Series E	5,650,000	$25.00
March 1, 2012 – March 31, 2012
Preferred Shares - Series Y	350,900	$25.00
Total	14,267,500	$25.00
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

DATED:  May 4, 2012

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

3.15	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein.
3.16	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.
3.17
Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

3.18	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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

10.9
Amended and Restated Credit Agreement by and among Registrant, Wells Fargo Securities, LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto, dated as of March 21, 2012.  Filed with PSI’s Current Report on Form 8-K on March 27, 2012 (SEC File No. 001-0839) and incorporated herein by reference.

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

10.17*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.18*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.19*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.
10.20*	Amendment to Form of Trustee Stock Option Agreement. Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.21*	Revised Form of Trustee Stock Option Agreement. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
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