Form 10-Q
period 2012-06-30
Public Storage
filed 2012-08-06
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 1, 2012:

Common Shares of beneficial interest, $.10 par value per share – 171,564,965 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2012 and December 31, 2011	1

	Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011	3

	Statement of Equity for the Six Months Ended June 30, 2012	4

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	5 - 6

	Condensed Notes to Financial Statements	7 - 29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 - 56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58 – 59

Item 6.	Exhibits	59

PUBLIC STORAGE
BALANCE SHEETS
(Amounts in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Cash and cash equivalents	$438,475	$139,008
Real estate facilities, at cost:
Land	2,840,443	2,811,515
Buildings	8,071,586	7,966,061
	10,912,029	10,777,576
Accumulated depreciation	(3,568,254)	(3,398,379)
	7,343,775	7,379,197

Investment in unconsolidated real estate entities	703,458	714,627
Goodwill and other intangible assets, net	212,419	209,833
Loans receivable from unconsolidated real estate entities	391,146	402,693
Other assets	89,674	87,204
Total assets	$9,178,947	$8,932,562

LIABILITIES AND EQUITY

Notes payable	$368,728	$398,314
Preferred shares called for redemption (Note 8)	415,625	-
Accrued and other liabilities	226,825	210,966
Total liabilities	1,011,178	609,280

Redeemable noncontrolling interests	-	12,355

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 122,893 shares issued (in series) and outstanding, (475,000 at December 31, 2011) at liquidation preference	3,072,325	3,111,271
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 170,543,534 shares issued and outstanding (170,238,805 at December 31, 2011)	17,054	17,024
Paid-in capital	5,414,682	5,442,506
Accumulated deficit	(339,020)	(259,578)
Accumulated other comprehensive loss	(27,433)	(23,014)
Total Public Storage shareholders’ equity	8,137,608	8,288,209
Permanent noncontrolling interests	30,161	22,718
Total equity	8,167,769	8,310,927
Total liabilities and equity	$9,178,947	$8,932,562

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Self-storage facilities	$420,466	$394,953	$827,855	$779,671
Ancillary operations	31,733	28,891	61,009	55,806
Interest and other income	5,540	10,575	11,195	18,343
	457,739	434,419	900,059	853,820
Expenses:
Cost of operations:
Self-storage facilities	129,355	129,632	268,227	264,874
Ancillary operations	9,781	9,597	19,299	18,511
Depreciation and amortization	88,533	89,098	175,415	177,544
General and administrative	12,414	12,593	28,819	26,828
Interest expense	5,067	5,933	10,401	12,917
	245,150	246,853	502,161	500,674
Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange (loss) gain, and gain (loss) on real estate sales	212,589	187,566	397,898	353,146
Equity in earnings of unconsolidated real estate entities	8,596	12,770	17,711	26,486
Foreign currency exchange (loss) gain	(23,657)	10,496	(11,500)	41,748
Gain (loss) on real estate sales	1,263	(70)	1,263	128
Income from continuing operations	198,791	210,762	405,372	421,508
Discontinued operations	140	179	281	1
Net income	198,931	210,941	405,653	421,509
Net income allocated to noncontrolling interests	(788)	(4,497)	(1,658)	(8,957)
Net income allocable to Public Storage shareholders	$198,143	$206,444	$403,995	$412,552
Allocation of net income to Public Storage shareholders:
Preferred shareholders based on distributions paid	$51,910	$58,639	$107,005	$116,256
Preferred shareholders based on redemptions	13,427	15,899	38,327	15,899
Restricted share units	463	391	977	823
Common shareholders	132,343	131,515	257,686	279,574
	$198,143	$206,444	$403,995	$412,552
Net income per common share – basic
Continuing operations	$0.78	$0.78	$1.51	$1.65
Discontinued operations	-	-	-	-
	$0.78	$0.78	$1.51	$1.65
Net income per common share – diluted
Continuing operations	$0.77	$0.77	$1.50	$1.64
Discontinued operations	-	-	-	-
	$0.77	$0.77	$1.50	$1.64
Basic weighted average common shares outstanding	170,496	169,492	170,402	169,404
Diluted weighted average common shares outstanding	171,560	170,401	171,487	170,392

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$198,931	$210,941	$405,653	$421,509
Other comprehensive (loss) income:
Aggregate foreign currency translation adjustments	(39,140)	12,840	(15,919)	59,187
Adjust for foreign currency translation loss (gain) included in net income	23,657	(10,496)	11,500	(41,748)
Other comprehensive (loss) income	(15,483)	2,344	(4,419)	17,439
Total comprehensive income	183,448	213,285	401,234	438,948
Comprehensive income allocated to noncontrolling interests:
Based upon income of the subsidiaries	(788)	(4,497)	(1,658)	(8,957)
Comprehensive income allocable to Public Storage Shareholders	$182,660	$208,788	$399,576	$429,991

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Public Storage Shareholders’ Equity	Equity of Permanent Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$3,111,271	$17,024	$5,442,506	$(259,578)	$(23,014)	$8,288,209	$22,718	$8,310,927
Issuance of cumulative preferred shares (48,400,000 shares) (Note 8)	1,210,000	-	(38,475)	-	-	1,171,525	-	1,171,525
Redemption of cumulative preferred shares (49,957,833 shares) (Note 8)	(1,248,946)	-	-	-	-	(1,248,946)	-	(1,248,946)
Issuance of common shares in connection with share-based compensation (304,729 shares) (Note 10)	-	30	15,538	-	-	15,568	-	15,568
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	3,968	-	-	3,968	-	3,968
Acquisition of redeemable noncontrolling interests (Note 7)	-	-	(7,954)	-	-	(7,954)	-	(7,954)
Increase (decrease) in permanent noncontrolling interest in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	8,224	8,224
Acquisition of interests in Subsidiaries (Note 7)	-	-	(901)	-	-	(901)	(75)	(976)
Net income of the Company	-	-	-	405,653	-	405,653	-	405,653
Net income allocated to:
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(1,422)	-	(1,422)	1,422	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(107,005)	-	(107,005)	-	(107,005)
Permanent noncontrolling interests	-	-	-	-	-	-	(2,128)	(2,128)
Common shares and restricted share units ($2.20 per share)	-	-	-	(376,432)	-	(376,432)	-	(376,432)
Other comprehensive loss (Note 2)	-	-	-	-	(4,419)	(4,419)	-	(4,419)
Balance at June 30, 2012	$3,072,325	$17,054	$5,414,682	$(339,020)	$(27,433)	$8,137,608	$30,161	$8,167,769

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$405,653	$421,509
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on real estate sales and debt retirement, net, including amounts in discontinued operations	(1,263)	125
Depreciation and amortization, including amounts in discontinued operations	175,526	177,739
Distributions received from unconsolidated real estate entities in excess of equity in earnings of unconsolidated real estate entities	4,393	2,892
Foreign currency exchange loss (gain)	11,500	(41,748)
Other	9,968	21,947
Total adjustments	200,124	160,955
Net cash provided by operating activities	605,777	582,464
Cash flows from investing activities:
Capital improvements to real estate facilities	(40,298)	(44,292)
Construction in process	(1,622)	(10,531)
Acquisition of real estate facilities and property intangibles (Note 3)	(88,067)	(34,361)
Proceeds from sales of other real estate investments	-	400
Loans to unconsolidated real estate entities	-	(358,877)
Repayments of loans receivable from unconsolidated real estate entities (Note 5)	-	27,289
Disposition of loans receivable from unconsolidated real estate entities (Note 5)	-	121,317
Acquisition of investments in unconsolidated real estate facilities	-	(1,274)
Maturities of marketable securities	-	102,279
Other investing activities	5,341	3,792
Net cash used in investing activities	(124,646)	(194,258)
Cash flows from financing activities:
Principal payments on notes payable	(28,788)	(126,813)
Net proceeds from the issuance of common shares	15,568	12,973
Issuance of cumulative preferred shares	1,171,525	363,664
Redemption of cumulative preferred shares	(833,321)	(517,500)
Acquisition of redeemable noncontrolling interests in subsidiaries	(19,900)	-
Acquisition of permanent noncontrolling interests	(976)	(12,026)
Distributions paid to Public Storage shareholders	(483,437)	(413,613)
Distributions paid to noncontrolling interests	(2,773)	(7,148)
Net cash used in financing activities	(182,102)	(700,463)
Net increase (decrease) in cash and cash equivalents	299,029	(312,257)
Net effect of foreign exchange translation on cash	438	492
Cash and cash equivalents at the beginning of the period	139,008	456,252
Cash and cash equivalents at the end of the period	$438,475	$144,487

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Six Months Ended June 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(158)	$(486)
Investment in unconsolidated real estate entities	4,968	(16,543)
Loans receivable from unconsolidated real estate entities	11,547	(41,666)
Accumulated other comprehensive (loss) income	(15,919)	59,187

Preferred shares called for redemption and reclassified to liabilities	415,625	-
Preferred shares called for redemption and reclassified from equity	(415,625)	-

Consolidation of entities previously accounted for under the equity method of accounting (Note 4):
Real estate facilities	(10,403)	-
Investments in unconsolidated real estate entities	3,072	-
Intangible assets	(949)	-
Permanent noncontrolling interests in subsidiaries	8,224	-

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	-	(218)
Redeemable noncontrolling interests	-	218

Conversion of loan receivable from Shurgard Europe to investment (Note 2):
Loans receivable from unconsolidated real estate entities	-	116,560
Investment in unconsolidated real estate entities	-	(116,560)

Real estate acquired in connection with elimination of intangible assets	-	(4,738)
Intangible assets eliminated in connection with acquisition of real estate	-	4,738

Real estate acquired in exchange for assumption of note payable	-	(9,679)
Note payable assumed in connection with acquisition of real estate	-	9,679

See accompanying notes.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

At June 30, 2012, we had direct and indirect equity interests in 2,068 self-storage facilities (with approximately 132 million net rentable square feet) located in 38 states in the U.S. operating under the “Public Storage” name.  In Europe, we own one facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 28.9 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name. At June 30, 2012, we have a 42% interest in PSB.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  We believe that all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been reflected in these unaudited interim financial statements.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonality and other factors.  The accompanying unaudited interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts previously reported in our December 31, 2011 and June 30, 2011 financial statements have been reclassified to conform to the June 30, 2012 presentation, as a result of discontinued operations.

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

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we do not control, but we have significant influence over, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”).  When we obtain control of entities in which we already own a partial equity interest, we record a gain representing the differential between the book value and fair value of our preexisting partial equity interest.  We then commence consolidating the assets, liabilities, and any noncontrolling interests of the entity.  All such changes in consolidation status are reflected prospectively.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

When we are the general partner of a partnership, we believe we control the partnership, unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at June 30, 2012, the Company and the Subsidiaries own 2,054 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At June 30, 2012, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. with 0.8 million net rentable square feet (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2012, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Acquisitions of interests in operating self-storage facilities, including the consolidation of entities where we obtain control other than by acquiring interests, are accounted for under the provisions of Codification Section 805, “Business Combinations.”  The net acquisition cost, consisting of the fair value of our existing investment, any cash paid to third parties for their interests, the fair value of any liabilities assumed, and the fair value of remaining noncontrolling interests, is allocated to the underlying land, buildings, and identified intangible assets based upon the relative individual estimated fair values.  Any difference between the net acquisition cost and the fair value of the net tangible and intangible assets acquired is recorded as goodwill.

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, and restricted cash.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of trade payables, property tax accruals, tenant prepayments of rents, accrued interest payable, accrued payroll, accrued tenant reinsurance losses, casualty losses, and contingent loss accruals which are accrued when probable and estimable.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable, and restricted cash.  At June 30, 2012, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” tradename.

Goodwill totaled $174.6 million at June 30, 2012 and December 31, 2011.  Goodwill has an indeterminate life and is not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At June 30, 2012, these intangibles have a net book value of $19.0 million ($16.4 million at December 31, 2011).  Accumulated amortization totaled $22.8 million at June 30, 2012 ($24.1 million at December 31, 2011), and amortization expense of $2.6 million was recorded for each of the three month periods ended June 30, 2012 and 2011, respectively, and $4.6 million and $6.1 million was recorded for the six months ended June 30, 2012 and 2011, respectively.  During the six months ended June 30, 2012, these intangibles were increased by (i) $6.2 million in connection with the acquisition of self-storage facilities (Note 3) and (ii) $0.9 million in connection with the consolidation of three facilities we previously accounted for under the equity method (Note 4).

The “Shurgard” tradename, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at June 30, 2012 and December 31, 2011.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

Goodwill impairment is evaluated annually by reporting unit.  No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation at December 31, 2011, nor were there any indicators of impairment at June 30, 2012.  We evaluate our real estate and property related intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

Impairment charges with respect to continuing operations are included under “asset impairment charges” on our statements of income, and any such charges with respect to discontinued operations are included under “discontinued operations” on our statements of income.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

Foreign Currency Exchange Translation

The local currency is the functional currency for the foreign operations in which we have an interest.  Assets and liabilities related to foreign operations are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while revenues, expenses, and equity in earnings are translated at the average exchange rates during the respective period.  The Euro, which is the functional currency of a majority of the foreign operations we have an interest in, was translated at exchange rates of approximately 1.258 U.S. Dollars per Euro at June 30, 2012 (1.295 at December 31, 2011), and average exchange rates of 1.284 and 1.438 for the three months ended June 30, 2012 and 2011, respectively, and average exchange rates of 1.297 and 1.402 for the six months ended June 30, 2012 and 2011, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

Total comprehensive income for a period represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, as set forth on our statements of comprehensive income.  The foreign currency exchange gains and losses reflected on our statements of income and statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on the Euro-denominated loan to Shurgard Europe.

Discontinued Operations

The net income of real estate facilities or other businesses that have been sold or otherwise disposed of, or that we expect to sell or dispose of within the next year based upon a committed plan of disposal, are reclassified and presented on our income statement for all periods as “discontinued operations.”

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the Subsidiaries, and to our cumulative preferred shares based upon the dividends declared (or accumulated).

When our cumulative preferred shares are called for redemption, additional income is allocated to the redeemed security to the extent the redemption cost is greater than the related original net issuance proceeds.  Such redemption-related allocations are referred to hereinafter as “EITF D-42 allocations.”  The remaining net income is allocated to our common shares and our restricted share units based upon the dividends declared (or accumulated), combined with participation rights in undistributed earnings.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$132,343	$131,515	$257,686	$279,574

Eliminate: Discontinued operations allocable to common shareholders	(140)	(179)	(281)	(1)
Net income from continuing operations allocable to common shareholders	$132,203	$131,336	$257,405	$279,573

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	170,496	169,492	170,402	169,404
Net effect of dilutive stock options - based on treasury stock method	1,064	909	1,085	988
Diluted weighted average common shares outstanding	171,560	170,401	171,487	170,392

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Six Months Ended June 30, 2012
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,777,576
Capital improvements	40,298
Acquisition of real estate facilities	92,282
Current development	1,622
Impact of foreign exchange rate changes	251
Ending balance	10,912,029
Accumulated depreciation:
Beginning balance	(3,398,379)
Depreciation expense	(169,782)
Impact of foreign exchange rate changes	(93)
Ending balance	(3,568,254)
Total real estate facilities at June 30, 2012	$7,343,775

During the six months ended June 30, 2012, we acquired ten operating self-storage facilities (848,000 net rentable square feet) for an aggregate cost of $88.1 million of cash.  The aggregate cost was allocated $81.9 million to real estate facilities and $6.2 million to intangible assets for acquired tenants in place.

During the six months ended June 30, 2012, we began to consolidate a limited partnership that we had previously accounted for using the equity method (see Note 4).  The three self-storage facilities (183,000 net rentable square feet) owned by this entity, having an aggregate fair market value of $10.4 million, have been added to our operating facilities.

4.	Investments in Real Estate Entities

The following tables set forth our investments in the Unconsolidated Real Estate Entities at June 30, 2012 and December 31, 2011, and our equity in earnings of the Unconsolidated Real Estate Entities for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2012	December 31, 2011
PSB	$319,600	$328,508
Shurgard Europe	375,199	375,467
Other Investments	8,659	10,652
Total	$703,458	$714,627

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	Equity in Earnings of Unconsolidated Real Estate Entities for the Three Months Ended June 30,		Equity in Earnings of Unconsolidated Real Estate Entities for the Six Months Ended June 30,
	2012	2011	2012	2011
PSB	$731	$6,081	$2,626	$14,865
Shurgard Europe	7,480	6,242	14,322	10,769
Other Investments	385	447	763	852
Total	$8,596	$12,770	$17,711	$26,486

During the six months ended June 30, 2012 and 2011, we received cash distributions from the Unconsolidated Real Estate Entities totaling $22.1 million and $29.4 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, and controls an operating partnership.  We have a 42% common equity interest in PSB as of June 30, 2012 and December 31, 2011, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2012 ($67.72 per share of PSB common stock), the shares and units we owned had a market value of approximately $887.6 million.

The following tables set forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.

	2012	2011
	(Amounts in thousands)
For the six months ended June 30:
Total revenue	$170,634	$146,778
Costs of operations	(55,832)	(49,811)
Depreciation and amortization	(54,442)	(41,718)
General and administrative	(4,685)	(3,318)
Other items	(10,475)	(1,951)
Net income	45,200	49,980
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(38,849)	(13,781)
Net income allocated to common shareholders and common unitholders	$6,351	$36,199

(a) Includes EITF D-42 allocations to preferred equity holders of $13.5 million and from preferred equity holders of $7.4 million, during the six months ended June 30, 2012 and 2011, respectively, related to PSB’s redemption of preferred securities.

	June 30, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily real estate)	$2,113,379	$2,138,619
Debt	521,662	717,084
Other liabilities	68,348	60,940
Preferred stock and units	787,250	604,129
Common equity and units	736,119	756,466

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities located in Europe operating under the “Shurgard” name.  We and our joint venture partner provided the funding for this acquisition (See Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease approximately $5.0 million and increase approximately $16.5 million during the six months ended June 30, 2012 and 2011, respectively.

For all periods presented, we also received interest on the loans due from Shurgard Europe and trademark license fees.  For financial statement purposes, 49% of the interest and license fees have been classified as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Our 49% equity share of Shurgard Europe’s net income (loss)	$2,715	$(1,599)	$4,700	$(3,608)
Add our 49% equity share of amounts received from Shurgard Europe:
Interest on loans due from Shurgard Europe	4,468	7,517	9,027	13,806
Trademark license fee	297	324	595	571

Total equity in earnings of Shurgard Europe	$7,480	$6,242	$14,322	$10,769

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the two joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)

Self-storage and ancillary revenues	$60,549	$66,024	$121,323	$128,272
Interest and other income	35	86	189	203
Self-storage and ancillary cost of operations	(24,814)	(27,687)	(49,821)	(53,962)
Trademark license fee payable to Public Storage	(606)	(661)	(1,214)	(1,166)
Depreciation and amortization	(14,953)	(18,236)	(31,664)	(36,701)
General and administrative	(3,499)	(2,924)	(6,181)	(5,620)
Interest expense on third party debt	(2,004)	(3,776)	(4,526)	(7,292)
Interest expense on debt due to Public Storage	(9,119)	(15,341)	(18,423)	(28,176)
Expenses from foreign currency exchange	(49)	(749)	(91)	(106)
Net income (loss)	$5,540	$(3,264)	$9,592	$(4,548)

Net income allocated to permanent noncontrolling equity interests	-	-	-	(2,816)
Net income (loss) allocated to Shurgard Europe	$5,540	$(3,264)	$9,592	$(7,364)
Average exchange rates Euro to the U.S. dollar	1.284	1.438	1.297	1.402

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	June 30, 2012	December 31, 2011
	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$1,362,903	$1,430,307
Total debt to third parties	238,176	280,065
Total debt to Public Storage	391,146	402,693
Other liabilities	76,182	85,917
Equity	657,399	661,632

Exchange rate at end of period Euro to the U.S. dollar	1.258	1.295

Other Investments

At June 30, 2012, the “Other Investments” include an aggregate common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

During the six months ended June 30, 2012, we began to consolidate a limited partnership due to a change in control.  As a result, we recorded a gain of $1.3 million on the disposition of our existing investment, representing the difference between the aggregate fair value of the investment ($3.1 million) and the book value ($1.8 million).  The $3.1 million fair value of our existing investment was allocated to real estate facilities ($10.4 million), intangible assets ($0.9 million), and permanent noncontrolling interests ($8.2 million).

The following table sets forth certain condensed financial information (representing all of these entities’ balances and not our pro-rata share) with respect to the Other Investments:

	2012	2011
	(Amounts in thousands)
For the six months ended June 30:
Total revenue	$6,649	$6,434
Cost of operations and other expenses	(2,581)	(2,577)
Depreciation and amortization	(1,062)	(1,145)
Net income	$3,006	$2,712

	June 30, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$29,155	$29,554
Total accrued and other liabilities	1,192	1,363
Total Partners’ equity	27,963	28,191

5.	Loans Receivable from Unconsolidated Real Estate Entities

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For the three and six months ended June 30, 2011, we recorded interest income of approximately $0.3 million and $0.5 million, respectively, related to the loan.  The loan was repaid in 2011.

As of June 30, 2012 and December 31, 2011, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($391.1 million at June 30, 2012 and $402.7 million at December 31, 2011),  which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain.”  We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

For the three and six months ended June 30, 2012, we recorded interest income of approximately $4.7 million and $9.4 million, respectively, as compared to $7.8 million and $14.4 million for the same periods in 2011, related to the Euro-denominated loan to Shurgard Europe.  These amounts reflect 51% of the aggregate interest on the loan, with the other 49% classified as equity in earnings of unconsolidated real estate entities.  In addition, we received $1.7 million from our joint venture partner for funding its 51% pro rata share of Shurgard Europe’s cost to acquire the interests, and recorded this amount as interest and other income for the three and six months ended June 30, 2011.

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

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear an annual interest rate ranging from LIBOR plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at June 30, 2012).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at June 30, 2012).  We had no outstanding borrowings on our Credit Facility at June 30, 2012 or at August 3, 2012.  We had undrawn standby letters of credit, which reduce our borrowing capacity with respect to the Credit Facility by the amount of the letters of credit, totaling $15.3 million at June 30, 2012 ($18.4 million at December 31, 2011).

The carrying amounts of our notes payable at June 30, 2012 and December 31, 2011 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

	June 30, 2012	December 31, 2011
Unsecured Notes Payable:

5.9% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460

Secured Notes Payable:

5.1% average effective rate, secured by 70 facilities with a net book value of approximately $421 million at June 30, 2012 and stated note rates between 4.95% and 7.43%, maturing at varying dates between September 2012 and September 2028 (carrying amount includes $1,641 of unamortized premium at June 30, 2012 and $2,665 at December 31, 2011)	182,268	211,854

Total notes payable	$368,728	$398,314

Substantially all of our debt was assumed in connection with the acquisition of real estate.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed.  This initial premium or discount is amortized over the remaining term of the debt using the effective interest method.

The notes payable and Credit Facility have various customary restrictive covenants, all of which we were in compliance with at June 30, 2012.

At June 30, 2012, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2012 (remainder)	$-	$22,584	$22,584
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$182,268	$368,728
Weighted average effective rate	5.9%	5.1%	5.5%

Cash paid for interest totaled $11.5 million and $15.0 million for the six months ended June 30, 2012 and 2011, respectively.  No interest was capitalized for the six months ended June 30, 2012 ($0.2 million for the same period in 2011).

7.	Noncontrolling Interests

Third party interests in the net assets of the Subsidiaries that can require us to redeem their interests, other than pursuant to a liquidation of the subsidiary, are presented at estimated fair value as “Redeemable Noncontrolling Interests.”  We estimate fair value by applying the liquidation provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  Any adjustments recorded due to changes in the fair value of these interests are recorded against retained earnings.  All other noncontrolling interests are presented on our balance sheets as a component of equity, “Equity of Permanent Noncontrolling Interests.”

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Redeemable Noncontrolling Interests

At December 31, 2011, the Redeemable Noncontrolling Interests represented ownership interests in Subsidiaries that own 14 self-storage facilities.  During the three months ended March 31, 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash, of which $11.9 million was recorded as a reduction to redeemable noncontrolling interests and $8.0 million was recorded as a reduction to paid-in capital.  No further income will be allocated and no further distributions will be paid to these interests after March 31, 2012.  During the three months ended June 30, 2011, we allocated a total of $0.2 million of income to these interests.  During the six months ended June 30, 2012 and 2011, we allocated a total of $0.2 million and $0.5 million, respectively, of income to these interests and paid distributions to these interests totaling $0.6 million during each respective period.

Permanent Noncontrolling Interests

At June 30, 2012, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that own 15 self-storage facilities and own 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During the three and six months ended June 30, 2012, we allocated a total of $0.8 million and $1.4 million, respectively, in income to our Permanent Noncontrolling Interests.  During the same periods in 2011, we allocated a total of $4.3 million and $8.5 million, respectively, in income to our Permanent Noncontrolling Interests.  During the six months ended June 30, 2012 and 2011, we paid distributions to our Permanent Noncontrolling Interests totaling $2.1 million and $6.6 million, respectively.

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during the six months ended June 30, 2012 a total of $8.2 million in connection with consolidating a partnership.

During the six months ended June 30, 2012, we acquired additional interests in the Subsidiaries for $1.0 million in cash, of which $0.1 million was recorded as a reduction to permanent noncontrolling interests and the remainder as a reduction to paid-in capital.

During the year ended December 31, 2011, we acquired Permanent Noncontrolling Interests in five Subsidiaries representing public limited partnerships pursuant to mergers described in Note 9, and interests in 14 additional subsidiaries, for an aggregate of $175.5 million in cash and our common shares.

8.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At June 30, 2012 and December 31, 2011, we had the following series of Cumulative Preferred Shares outstanding:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

			At June 30, 2012		At December 31, 2011
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	-	$-	5,300	$132,500
Series X	11/13/08	6.450%	4,800	120,000	4,800	120,000
Series Y	1/2/09	6.850%	-	-	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	-	-	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	-	-	5,650	141,250
Series F	8/23/10	6.450%	9,893	247,325	9,893	247,325
Series L	10/20/11	6.750%	-	-	8,267	206,665
Series M	1/9/12	6.625%	-	-	19,065	476,634
Series N	7/2/12	7.000%	-	-	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/16	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/17	5.900%	18,400	460,000	-	-
Series T	3/13/17	5.750%	18,500	462,500	-	-
Series U	6/15/17	5.625%	11,500	287,500	-	-
Total Cumulative Preferred Shares			122,893	$3,072,325	475,000	$3,111,271

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions and as noted below, holders of the Cumulative Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At June 30, 2012, there were no dividends in arrears.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

In June 2012, we issued 11.5 million depositary shares each representing 1/1,000 of our 5.625% Cumulative Preferred Shares, Series U for gross proceeds of $287.5 million, and we incurred $9.1 million in issuance costs.

In the six months ended June 30, 2012, we redeemed our Series E, Series L, Series M and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $833.3 million.

In the three months ended June 30, 2012, we called for redemption our Series C, Series N, and Series W Cumulative Preferred Shares.  The aggregate liquidation value (at par) of $415.6 million was reclassified as a liability at June 30, 2012.  The Series N and Series C Cumulative Preferred Shares were redeemed in July 2012 and the Series W Cumulative Preferred Shares will be redeemed on August 6, 2012.

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

We recorded a $13.4 million and a $38.3 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the three and six months ended June 30, 2012, respectively, in connection with our preferred redemption activities ($15.9 million for the three and six months ended June 30, 2011).

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $188.3 million ($1.10 per share) and $161.5 million ($0.95 per share), for the three months ended June 30, 2012 and 2011, respectively, and $376.4 million ($2.20 per share) and $297.4 million ($1.75 per share), for the six months ended June 30, 2012 and 2011, respectively.  Preferred share dividends totaled $51.9 million and $58.6 million for the three months ended June 30, 2012 and 2011, respectively, and $107.0 million and $116.3 million for the six months ended June 30, 2012 and 2011, respectively.

9.	Related Party Transactions

The Hughes Family owns approximately 16.0% of our common shares outstanding at June 30, 2012.

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

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During each of the six month periods ended June 30, 2012 and 2011, we received $0.3 million in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004.

On August 23, 2011, we completed mergers to acquire all of the units of limited partnership interest and general partnership interests we did not already own in each of five affiliated partnerships.  For three of these partnerships, Mr. Hughes was a co-general partner along with the Company.  These mergers were approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore could approve the mergers without the vote of the other limited partners.  The merger consideration was based upon independent appraisals, dated April 5, 2011, from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreements, the Hughes Family sold all of its general and limited partnership interests in these five partnerships for approximately $54.6 million, reflecting the same pricing and terms as the public limited partners (see “Permanent Noncontrolling Interests” in Note 7, “Noncontrolling Interests”).  In addition, on August 23, 2011, the Hughes Family’s interests in a private REIT owned by the Company and the Hughes Family were acquired for approximately $0.2 million, based upon the merger value of the interests in these five partnerships owned by the private REIT.  Our Board of Trustees appointed a special committee of independent trustees to review the terms of these acquisitions.  The special committee unanimously determined that the transactions were advisable and fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family, as well as fair to the public limited partners.  The Company also engaged an investment banking firm who concluded that the consideration received in the mergers by the unaffiliated limited partners was fair to them, from a financial point of view.  As a former trustee, Mr. Hughes is indemnified for any litigation arising from this transaction pursuant to the indemnification agreements we have with each Public Storage trustee.

On June 30, 2011, we acquired interests in 18 additional limited partnerships from the Hughes Family.  The acquisition price was based upon independent appraisals of the partnerships’ facilities, dated April 5, 2011, from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  We paid the Hughes Family $13.3 million for their interests.  The special committee of our Board of Trustees also reviewed the terms of each of these purchases and unanimously determined that the purchases were fair to and in the respective best interests of Public Storage and its shareholders not affiliated with the Hughes Family.  As of June 30, 2012, Mr. Hughes has withdrawn as general partner in all of these partnerships.

10.   Share-Based Compensation

Under various share-based compensation plans, the Company can grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, service providers, and key employees.  The terms of these grants are established by an authorized committee of our Board of Trustees.

Stock options and RSUs are considered “granted” and “outstanding” (legal grant date notwithstanding) as the terms are used herein, when i) the Company and the recipient reach a mutual understanding of the key terms of the award, ii) the award has been authorized in accordance with the Company’s share grant approval procedures, iii) the recipient begins to be benefited from or adversely affected by changes in the market price of our stock, and iv) it is probable that any performance and service conditions will be met.

We amortize the grant-date fair value of awards (net of anticipated forfeitures) as compensation expense over the service period.  The service period generally begins on the grant date and ends on the earlier of the vesting date or the date when the recipient would not forfeit unvested grants upon termination.  Where i) all the requirements of a grant have been met, except that the Company and the recipient have not reached a mutual understanding of the key terms of the award, and ii) no future services are required following the grant date, the service period begins on the date services begin to be provided rather than on the grant date.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

We have elected to use the straight-line attribution method with respect to awards that are earned solely based upon the passage of time and continued employment.  Awards with performance conditions are amortized using the accelerated attribution method, with each vesting amortized separately over the individual vesting period.   The employer portion of taxes is expensed as incurred.

Stock Options

Stock option exercise prices are equal to the closing trading price of our common shares on the date they are legally granted, vest over a three to five-year period, and expire ten years after the legal grant date.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and six months period ended June 30, 2012, we recorded $0.6 million and $1.3 million, respectively, in compensation expense related to stock options, as compared to $0.8 million and $1.5 million for the same periods in 2011.

During the six months ended June 30, 2012, 35,000 stock options were granted, 223,019 options were exercised and 27,400 options were forfeited.  A total of 2,375,647 stock options were outstanding at June 30, 2012 (2,591,066 at December 31, 2011).

Restricted Share Units

RSUs vest ratably over a three to eight-year period from the date they are legally granted.  The grantee receives additional compensation, classified as dividends paid, equal to the per-share dividends received by common shareholders for each outstanding RSU.  When RSUs are forfeited, any dividends previously paid on such forfeited RSUs are expensed.  When RSUs vest, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits, equal to the vesting-date fair value of the withheld shares, made by the Company to satisfy the employee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

During the six months ended June 30, 2012, 149,150 RSUs were granted, 43,772 RSUs were forfeited and 128,853 RSUs vested.  This vesting resulted in the issuance of 81,710 common shares.  In addition, tax deposits totaling $6.4 million were made on behalf of employees in exchange for 47,143 common shares withheld upon vesting.

At June 30, 2012, 678,024 RSUs were outstanding (701,499 at December 31, 2011).  A total of $5.4 million and $10.0 million in RSU expense (including employer taxes incurred upon vesting) was recorded for the three and six months ended June 30, 2012, respectively, as compared to $6.0 million and $10.3 million for the same periods in 2011.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,055 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2012, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

For the three months ended June 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$420,466	$-	$-	$-	$420,466
Ancillary operations	-	-	3,638	28,095	31,733
Interest and other income	-	4,960	-	580	5,540
	420,466	4,960	3,638	28,675	457,739

Expenses:
Cost of operations:
Self-storage facilities	129,355	-	-	-	129,355
Ancillary operations	-	-	1,216	8,565	9,781
Depreciation and amortization	87,850	-	683	-	88,533
General and administrative	-	-	-	12,414	12,414
Interest expense	-	-	-	5,067	5,067
	217,205	-	1,899	26,046	245,150

Income from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange loss, and gain on real estate sales	203,261	4,960	1,739	2,629	212,589

Equity in earnings of unconsolidated real estate entities	385	7,480	731	-	8,596
Foreign currency exchange loss	-	(23,657)	-	-	(23,657)
Gain on real estate sales	1,263	-	-	-	1,263
Income (loss) from continuing operations	204,909	(11,217)	2,470	2,629	198,791
Discontinued operations	140	-	-	-	140
Net income (loss)	$205,049	$(11,217)	$2,470	$2,629	$198,931

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

For the three months ended June 30, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$394,953	$-	$-	$-	$394,953
Ancillary operations	-	-	3,620	25,271	28,891
Interest and other income	-	9,854	328	393	10,575
	394,953	9,854	3,948	25,664	434,419

Expenses:
Cost of operations:
Self-storage facilities	129,632	-	-	-	129,632
Ancillary operations	-	-	1,352	8,245	9,597
Depreciation and amortization	88,443	-	655	-	89,098
General and administrative	-	-	-	12,593	12,593
Interest expense	-	-	-	5,933	5,933
	218,075	-	2,007	26,771	246,853

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange gain and loss on real estate sales	176,878	9,854	1,941	(1,107)	187,566

Equity in earnings of unconsolidated real estate entities	447	6,242	6,081	-	12,770
Foreign currency exchange gain	-	10,496	-	-	10,496
Loss on real estate sales	(70)	-	-	-	(70)
Income (loss) from continuing operations	177,255	26,592	8,022	(1,107)	210,762
Discontinued operations	179	-	-	-	179
Net income (loss)	$177,434	$26,592	$8,022	$(1,107)	$210,941

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

For the six months ended June 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$827,855	$-	$-	$-	$827,855
Ancillary operations	-	-	7,139	53,870	61,009
Interest and other income	-	10,015	-	1,180	11,195
	827,855	10,015	7,139	55,050	900,059

Expenses:
Cost of operations:
Self-storage facilities	268,227	-	-	-	268,227
Ancillary operations	-	-	2,520	16,779	19,299
Depreciation and amortization	174,032	-	1,383	-	175,415
General and administrative	-	-	-	28,819	28,819
Interest expense	-	-	-	10,401	10,401
	442,259	-	3,903	55,999	502,161

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange loss, and gain on real estate sales	385,596	10,015	3,236	(949)	397,898

Equity in earnings of unconsolidated real estate entities	763	14,322	2,626	-	17,711
Foreign currency exchange loss	-	(11,500)	-	-	(11,500)
Gain on real estate sales	1,263	-	-	-	1,263
Income (loss) from continuing operations	387,622	12,837	5,862	(949)	405,372
Discontinued operations	281	-	-	-	281
Net income (loss)	$387,903	$12,837	$5,862	$(949)	$405,653

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

For the six months ended June 30, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$779,671	$-	$-	$-	$779,671
Ancillary operations	-	-	7,420	48,386	55,806
Interest and other income	-	16,657	523	1,163	18,343
	779,671	16,657	7,943	49,549	853,820

Expenses:
Cost of operations:
Self-storage facilities	264,874	-	-	-	264,874
Ancillary operations	-	-	2,866	15,645	18,511
Depreciation and amortization	176,216	-	1,328	-	177,544
General and administrative	-	-	-	26,828	26,828
Interest expense	-	-	-	12,917	12,917
	441,090	-	4,194	55,390	500,674

Income (loss) from continuing operations before equity in earnings of unconsolidated real estate entities, foreign currency exchange gain and gain on real estate sales	338,581	16,657	3,749	(5,841)	353,146

Equity in earnings of unconsolidated real estate entities	852	10,769	14,865	-	26,486
Foreign currency exchange gain	-	41,748	-	-	41,748
Gain on real estate sales	128	-	-	-	128
Income (loss) from continuing operations	339,561	69,174	18,614	(5,841)	421,508
Discontinued operations	1	-	-	-	1
Net income (loss)	$339,562	$69,174	$18,614	$(5,841)	$421,509

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $5.0 million resulting from any one individual event, to a limit of $15.0 million.  At June 30, 2012, there were approximately 700,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.6 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

13.	Subsequent Events

On July 19, 2012, we acquired one self-storage property located in Los Angeles, California (61,000 net rentable square feet) for a purchase price of $5.5 million in cash.

As of August 3, 2012, we were under contract, subject to contingencies, to acquire two properties for approximately $31 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "will," "would," "should," "may," "estimates" and similar expressions.  These forward-looking statements involve known and unknown risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.

Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012 and in our other filings with the SEC and the following:

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

We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where required by law.  Accordingly, you should use caution in relying on forward-looking statements to anticipate future results.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to our June 30, 2012 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a REIT, as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements in 2011 and for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our assumption that we have met the REIT requirements could be incorrect, because compliance with the tax rules requires factual determinations, and circumstances we have not identified could result in noncompliance with the tax requirements in current or prior years.  For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years, we could be subject to penalties and interest, and our net income would be materially different from the amounts estimated in our financial statements.

In addition, our taxable REIT subsidiaries are taxable as regular corporations.  To the extent that amounts paid to us by our taxable REIT subsidiaries are determined by the taxing authorities to be in excess of amounts that would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  If we became subject to such a penalty tax, our net income could be materially overstated from our current estimates.

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

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past trends and future expectations, such as losses for workers compensation, employee health plans, and estimated claims for our tenant reinsurance program.  Our property tax expense represents one of our largest operating expenses and has significant estimated components.  Most notably, in certain jurisdictions we do not receive tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate tax expense based upon anticipated implementation of regulations and trends.  If these estimates and assumptions with respect to these operating expenses were incorrect, our expenses could be misstated.

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

Valuation of Real Estate and Intangible Assets Acquired: In reporting the acquisition of operating self-storage facilities in our financial statements, we must estimate the fair value of the land, buildings, and intangible assets acquired in these transactions.   These estimates are based upon many assumptions, subject to a significant degree of judgment, including estimating discount rates, replacement costs of land and buildings, future cash flows from the tenant base in place at the time of the acquisition, and future revenues to be earned and expenses to be incurred with respect to acquired properties.  We believe that the assumptions we used are reasonable, however, others could come to materially different conclusions as to the estimated values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, as well as the amounts included on our balance sheets for real estate  and intangible assets.

Overview

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and managing expenses at our self-storage facilities, which is the primary driver of our net income and cash flow from operations and contributed 92% of our revenues for the six months ended June 30, 2012.

The remainder of our operations is comprised of our European Self-Storage segment through our investment in Shurgard Europe, our Commercial segment primarily through our investment in PS Business Parks, Inc. (“PSB”), and the operations not allocated to any segment, each of which is described in Note 11 to our June 30, 2012 financial statements.

The self-storage industry is subject to general economic conditions, particularly conditions that affect the spending habits of consumers and moving trends.

Our ability to effectively deploy capital to expand our asset base is an important component of our long-term growth strategy.  Since the beginning of 2010, we have acquired 63 self-storage facilities for approximately $408 million, noncontrolling interests in subsidiaries owning self-storage facilities for $196 million, and we invested $117 million in Shurgard Europe which it used to acquire interests in self-storage facilities.

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

Due to our belief that acquisitions of self-storage facilities currently have a more favorable risk-adjusted return than development activities, we have a nominal development pipeline at June 30, 2012.

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

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations, due to our low levels of debt and significant cash from operations available for principal payments on debt and reinvestment (see “Liquidity and Capital Resources” below).  However, access to capital is important to growing our asset base.  We choose between the issuance of common and preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common equity only in connection with mergers and the acquisition of interests in real estate entities.  Our ability to raise capital with favorable costs is dependent upon capital market conditions.  When market conditions are favorable, we have generally been able to raise capital as necessary; however, there can be no assurance that future market conditions will permit us to raise capital at favorable costs.  During the year ended December 31, 2011, we issued approximately $863 million of preferred securities.  During the six months ended June 30, 2012, we issued another $1.2 billion of preferred securities, including $288 million of preferred securities issued most recently at a coupon of 5.625%.

At June 30, 2012, we had approximately $438 million of cash and we have access to a $300 million line of credit which expires March 21, 2017.  In July 2012, we paid an aggregate of $283 million to redeem our Series C and Series N Cumulative Preferred Shares, and in August 2012 we expect to pay $133 million to redeem our Series W preferred shares.  In July 2012, we paid $6 million to acquire a self-storage facility.  As of August 3, 2012, we are under contract (subject to contingencies) to acquire two facilities for an aggregate purchase price of $31 million in cash.  After August 3, 2012, we have no other significant commitments until 2013, when $265 million of existing debt comes due.

Results of Operations

Operating Results for the Three Months Ended June 30, 2012 and 2011

For the three months ended June 30, 2012, net income allocable to our common shareholders was $132.3 million compared to $131.5 million for the same period in 2011.  Diluted earnings per common share was flat at $0.77 for each period, as improved property operations and reduced income allocations to our preferred shareholders were offset by a $34.2 million reduction in income caused by foreign currency exchange gains and losses incurred in translating the value of our Euro-denominated loan receivable from Shurgard Europe into a U.S. Dollar equivalent.

Operating Results for the Six Months Ended June 30, 2012 and 2011

For the six months ended June 30, 2012, net income allocable to our common shareholders was $257.7 million or $1.50 per diluted common share, compared to $279.6 million or $1.64 per diluted common share for the same period in 2011, representing a decrease of $21.9 million or $0.14 per diluted common share.  This decrease is due to (i) a $53.2 million reduction in income caused by foreign currency exchange gains and losses incurred in translating the value of our Euro-denominated loan receivable from Shurgard Europe into a U.S. Dollar equivalent,  (ii) a $31.0 million reduction in income allocated to common shareholders, in connection with applying EITF D-42 to preferred equity redemptions, offset partially by (iii) improved property operations and (iv) reduced income allocations to our preferred shareholders based upon distributions paid.

Funds from Operations

For the three months ended June 30, 2012, funds from operations (“FFO”) was $1.38 per diluted common share as compared to $1.39 for the same period in 2011, representing a decrease of $0.01.

For the three months ended June 30, 2012, FFO was impacted by a foreign currency exchange loss of $23.7 million (compared to a $10.5 million gain for the same period in 2011) and a $16.8 million charge in applying EITF D-42 due to redemptions of preferred securities (compared to a $15.9 million charge for the same period in 2011).

For the six months ended June 30, 2012, FFO was $2.73 per diluted common share as compared to $2.88 for the same period in 2011, representing a decrease of $0.15.

For the six months ended June 30, 2012, FFO was impacted by a foreign currency exchange loss of $11.5 million (compared to a $41.7 million gain for the same period in 2011) and a $43.9 million charge in applying EITF D-42 due to redemptions of preferred securities (compared to a $12.9 million charge for the same period in 2011).

Our FFO per share for the three and six months ended June 30, 2011 was also reduced $0.01 in each period as a result of costs associated with the acquisition of real estate facilities.

The following table provides a summary of the per-share impact of the items noted above (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change

FFO per diluted common share prior to adjustments for the following items	$1.62	$1.43	13.3%	$3.06	$2.71	12.9%

Foreign currency exchange (loss) gain	(0.14)	0.06		(0.07)	0.25
Application of EITF D-42	(0.10)	(0.09)		(0.26)	(0.07)
Other items, net	-	(0.01)		-	(0.01)

FFO per diluted common share, as reported	$1.38	$1.39	(0.7)%	$2.73	$2.88	(5.2)%

FFO is a term defined by the National Association of Real Estate Investment Trusts.  It is generally defined as net income before depreciation with respect to real estate assets and gains and losses on real estate assets.  FFO is presented because management and many analysts consider FFO to be one measure of the performance of real estate companies.  In addition, we believe that FFO is helpful to investors as an additional measure of the performance of a REIT, because net income includes the impact of depreciation, which assumes that the value of real estate diminishes predictably over time, while we believe that the value of real estate fluctuates due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO is not a substitute for our cash flow or net income as a measure of our liquidity or operating performance or our ability to pay dividends.  Other REITs may not compute FFO in the same manner; accordingly, FFO may not be comparable among REITs.  The following table reconciles from our net income to FFO, and sets forth the calculations of FFO per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Computation of Funds from Operations (“FFO”) allocable to Common Shares:
Net income	$198,931	$210,941	$405,653	$421,509
Add back – depreciation and amortization, including discontinued operations	88,588	89,186	175,526	177,739
Add back – depreciation from unconsolidated real estate investments	18,823	17,638	38,564	34,426
Eliminate – (gain) loss on sale of real estate investments, including discontinued operations	(1,263)	70	(1,263)	125
FFO allocable to our equity holders	305,079	317,835	618,480	633,799
Less allocations of FFO to other noncontrolling equity interests in subsidiaries	(1,502)	(4,983)	(3,220)	(9,912)
FFO allocable to Public Storage shareholders	303,577	312,852	615,260	623,887
Less allocations of FFO to:
Preferred shareholders, based on distributions paid	(51,910)	(58,639)	(107,005)	(116,256)
Preferred shareholders, based on redemptions	(13,427)	(15,899)	(38,327)	(15,899)
Restricted share unitholders	(869)	(691)	(1,792)	(1,419)
Remaining FFO allocable to Common Shares	$237,371	$237,623	$468,136	$490,313
Diluted weighted average common shares outstanding	171,560	170,401	171,487	170,392
FFO per diluted common share	$1.38	$1.39	$2.73	$2.88

Real Estate Operations

Self-Storage Operations: Our self-storage operations are by far the largest component of our operating activities, representing 92% of our revenues for the six months ended June 30, 2012.

Management analyzes the results of the Company’s consolidated self-storage operations in two-groups: (i) the Same Store Facilities, representing the facilities in the Domestic Self-Storage Segment that we have owned and operated on a stabilized basis since January 1, 2010, and (ii) all other facilities in the Domestic Self-Storage Segment, which are newly acquired, newly developed, or recently expanded facilities (the "Non Same Store Facilities").

Self-Storage Operations Summary	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$394,700	$375,543	5.1%	$778,628	$742,040	4.9%
Non Same Store Facilities	25,766	19,410	32.7%	49,227	37,631	30.8%
Total rental income	420,466	394,953	6.5%	827,855	779,671	6.2%
Cost of operations:
Same Store Facilities	121,043	122,776	(1.4)%	251,725	251,071	0.3%
Non Same Store Facilities	8,312	6,856	21.2%	16,502	13,803	19.6%
Total cost of operations	129,355	129,632	(0.2)%	268,227	264,874	1.3%
Net operating income (a):
Same Store Facilities	273,657	252,767	8.3%	526,903	490,969	7.3%
Non Same Store Facilities	17,454	12,554	39.0%	32,725	23,828	37.3%
Total net operating income	291,111	265,321	9.7%	559,628	514,797	8.7%
Total depreciation and amortization expense:
Same Store Facilities	(80,942)	(83,509)	(3.1)%	(157,424)	(161,450)	(2.5)%
Non Same Store Facilities	(6,908)	(4,934)	40.0%	(16,608)	(14,766)	12.5%
Total depreciation and amortization expense	(87,850)	(88,443)	(0.7)%	(174,032)	(176,216)	(1.2)%

Total net income	$203,261	$176,878	14.9%	$385,596	$338,581	13.9%

Number of facilities at period end:
Same Store Facilities				1,941	1,941	-
Non Same Store Facilities				112	92	21.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				122,464	122,464	-
Non Same Store Facilities				8,266	6,580	25.6%

(a)         See “Net Operating Income” below for further information regarding this non-GAAP measure.

Net income with respect to our self-storage operations increased by $26.4 million or 14.9% during the three months ended June 30, 2012, when compared to the same period in 2011.  This was due primarily to a 8.3% increase in net operating income with respect to our Same Store Facilities due to increased revenues driven primarily by higher realized rents per occupied square foot, and a 39.0% increase in net operating income with respect to the Non Same Store Facilities, due primarily to the impact of the properties acquired in 2012 and 2011.  Net income with respect to our self-storage operations increased by $47.0 million or 13.9% during the six months ended June 30, 2012, when compared to the same period in 2011.  This was due primarily to a 7.3% increase in net operating income with respect to our Same Store Facilities due to increased revenues driven primarily by higher realized rents per occupied square foot, and a 37.3% increase in net operating income with respect to the Non Same Store Facilities, due primarily to the impact of the properties acquired in 2012 and 2011.

Same Store Facilities

The Same Store Facilities represent those 1,941 facilities that have been owned and operated on a stabilized basis since January 1, 2010, and therefore, provide meaningful comparisons for 2011 and 2012.  The following table summarizes the historical operating results of these facilities:

SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$374,959	$356,345	5.2%	$739,087	$704,099	5.0%
Late charges and administrative fees	19,741	19,198	2.8%	39,541	37,941	4.2%
Total revenues (a)	394,700	375,543	5.1%	778,628	742,040	4.9%

Cost of operations:
Property taxes	41,925	40,264	4.1%	84,983	81,646	4.1%
On-site property manager payroll	24,351	25,419	(4.2)%	50,279	51,192	(1.8)%
Repairs and maintenance	10,585	10,993	(3.7)%	22,610	21,758	3.9%
Utilities	8,275	8,573	(3.5)%	17,699	18,674	(5.2)%
Media advertising	1,891	3,360	(43.7)%	5,036	7,406	(32.0)%
Other advertising and selling expense	8,665	8,955	(3.2)%	16,025	16,773	(4.5)%
Other direct property costs	8,669	9,155	(5.3)%	17,753	18,298	(3.0)%
Supervisory payroll	8,505	8,046	5.7%	17,439	16,406	6.3%
Allocated overhead	8,177	8,011	2.1%	19,901	18,918	5.2%
Total cost of operations (a)	121,043	122,776	(1.4)%	251,725	251,071	0.3%
Net operating income (b)	273,657	252,767	8.3%	526,903	490,969	7.3%
Depreciation and amortization expense	(80,942)	(83,509)	(3.1)%	(157,424)	(161,450)	(2.5)%
Net income	$192,715	$169,258	13.9%	$369,479	$329,519	12.1%
Gross margin (before depreciation and amortization expense)	69.3%	67.3%	3.0%	67.7%	66.2%	2.3%

Weighted average for the period:
Square foot occupancy (c)	92.6%	92.3%	0.3%	91.4%	91.1%	0.3%
Realized annual rent per occupied square foot (d)(e)	$13.23	$12.61	4.9%	$13.21	$12.62	4.7%
REVPAF (e)(f)	$12.25	$11.64	5.2%	$12.07	$11.50	5.0%
Weighted average at June 30:
Square foot occupancy				93.1%	93.1%	-
In place annual rent per occupied square foot (g)				$14.28	$13.78	3.6%
Total net rentable square feet (in thousands)				122,464	122,464	-
Number of facilities				1,941	1,941	-

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and six months ended June 30, 2012 and 2011.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts that reduce rental income from the contractual amounts due.

(e)
Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF.  Exclusion of these amounts provides a better measure of our ongoing level of revenue because late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins.

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

Revenues generated by our Same Store Facilities increased by 5.1% and 4.9% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  These increases were due primarily to increases of 4.9% and 4.7% in realized rent per occupied square foot in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, as well as increases of 0.3% in weighted average occupancy in each of the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  Realized rent per occupied square foot increased primarily due to annual increases to monthly rental rates for tenants that have been renting longer than one year as well as reduced promotional discounts associated with attracting new tenants.

Average rental rates to new tenants and move in volumes were approximately flat for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  In addition, promotional discounts to attract new tenants decreased to $22.2 million and $43.4 million for the three and six months ended June 30, 2012, respectively, as compared to $24.6 million and $44.6 million for the comparable periods in 2011.

Our operating strategy is to maintain occupancy levels for our Same Store Facilities at an average of approximately 90% for the full year.  In order to achieve this strategy, we evaluate changes in traffic patterns of new tenants renting space and the volume of existing tenants vacating, and in response we increase or decrease rental rates, promotional discounts offered to new tenants and the frequency of television advertising.  We experience seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

Notwithstanding high current occupancy levels compared to historical levels, we will continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  Based upon current trends, we expect positive year-over-year growth in rental income to continue.

Cost of operations (excluding depreciation and amortization) decreased 1.4% in the three months ended June 30, 2012 as compared to the same period in 2011.  The decrease was due primarily to reductions in on-site property manager payroll and media advertising, offset partially by an increase in property tax expense.  Cost of operations increased 0.3% in the six months ended June 30, 2012, as compared to the same period in 2011, due primarily to an increase in property taxes, repairs and maintenance, and supervisory payroll, offset partially by reductions in on-site property manager payroll, utilities and media advertising.

Property tax expense increased 4.1% in each of the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  We expect property tax expense growth of approximately 4.0% in the year ending December 31, 2012, due primarily to higher assessed values.

On-site property manager payroll expense decreased approximately 4.2% and 1.8% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due primarily to lower incentive compensation.   We expect payroll expense to be relatively flat in the remainder of 2012, compared to 2011.

Repairs and maintenance expenditures decreased 3.7% and increased 3.9% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation in material and labor costs, and random events.  Included in our repairs and maintenance expenditures in the three and six months ended June 30, 2012 was approximately $0.3 million and $2.2 million, respectively, in snow removal costs, as compared to $0.4 million and $3.4 million in the same periods in 2011.  During the three months ended March 31, 2012, we accelerated some of our normal repair and maintenance expenditures due to mild weather, so repairs and maintenance expenditures were lower in the three months ended June 30, 2012, as compared to the same period in 2011.  While these expenditures can vary considerably from period to period and are difficult to project, we expect full year repairs and maintenance expenditures in 2012, excluding snow removal expenses totaling $4.3 million during the year ended December 31, 2011, to approximate the levels incurred in 2011.

Utility expenses decreased 3.5% and 5.2% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  These decreases are due primarily to reduced usage driven by milder weather.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon factors such as changes in demand driven by weather and temperature, as well as fuel prices, each of which is volatile and not predictable.

Media advertising decreased 43.7% and 32.0% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  These decreases are due primarily to reductions in the number of markets in which we advertised on television.  We expect media advertising in the quarter ending September 30, 2012 to approximate the amount incurred in the same period in 2011 (approximately $2.1 million).  Media advertising costs in particular can be volatile and may increase or decrease significantly in the short-term.

Other advertising and selling expense decreased 3.2% and 4.5% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  This expense is comprised principally of yellow page, Internet advertising, and the operating costs of our telephone reservation center.  The decreases are due primarily to lower yellow page advertising expense.

Our future spending on yellow page, Internet and other media advertising will be driven in part by demand for our self-storage spaces, our occupancy levels, and the relative cost and efficacy of each type of advertising.

Other direct property costs include administrative expenses that are solely attributable to the self-storage facilities, such as property insurance, office expenses incurred at the property and by supervisory personnel, telephone and data communication lines at the properties, business license costs, and bank charges related to handling the properties’ cash deposits.  We expect moderate growth in other direct property costs in the remainder of 2012 as compared to the same periods in 2011.

Supervisory payroll expense represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, and increased 5.7% and 6.3% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011.  These increases are due principally to increased headcount.  We expect more moderate growth in supervisory payroll in the remainder of 2012 as compared to the same periods in 2011.

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

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2012	$383,928	$394,700
2001	$366,497	$375,543	$393,819	$386,196	$1,522,055

Total cost of operations:
2012	$130,682	$121,043
2011	$128,295	$122,776	$121,338	$104,632	$477,041

Property tax expense:
2012	$43,058	$41,925
2011	$41,382	$40,264	$39,550	$26,063	$147,259

Repairs and maintenance expense:
2012	$12,025	$10,585
2011	$10,765	$10,993	$10,960	$12,519	$45,237

Media advertising expense:
2012	$3,145	$1,891
2011	$4,046	$3,360	$2,144	$992	$10,542

REVPAF:
2012	$11.89	$12.25
2011	$11.36	$11.64	$12.16	$11.96	$11.78

Weighted average realized annual rent per occupied square foot:
2012	$13.17	$13.23
2011	$12.65	$12.61	$13.19	$13.26	$12.92

Weighted average occupancy levels for the period:
2012	90.3%	92.6%
2011	89.8%	92.3%	92.2%	90.2%	91.2%

Analysis of Regional Trends – Same Store Facilities

The following table sets forth selected regional trends in our Same Store Facilities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (191 facilities)	$59,350	$56,891	4.3%	$117,206	$112,813	3.9%
Northern California (167 facilities)	40,406	38,158	5.9%	79,548	75,187	5.8%
Texas (228 facilities)	39,171	36,721	6.7%	77,173	72,358	6.7%
Florida (181 facilities)	36,687	34,878	5.2%	72,681	69,126	5.1%
Illinois (121 facilities)	24,175	22,998	5.1%	47,663	45,618	4.5%
Georgia (92 facilities)	14,230	13,603	4.6%	28,351	27,026	4.9%
Washington (89 facilities)	19,616	18,706	4.9%	38,505	36,996	4.1%
All other states (872 facilities)	161,065	153,588	4.9%	317,501	302,916	4.8%
Total revenues	394,700	375,543	5.1%	778,628	742,040	4.9%

Net operating income:
Southern California	46,352	44,253	4.7%	90,106	87,193	3.3%
Northern California	30,829	28,661	7.6%	59,617	55,859	6.7%
Texas	25,344	22,725	11.5%	49,232	44,389	10.9%
Florida	24,296	22,045	10.2%	47,076	43,353	8.6%
Illinois	13,414	11,845	13.2%	24,766	22,474	10.2%
Georgia	9,525	8,795	8.3%	18,522	17,347	6.8%
Washington	14,540	13,640	6.6%	27,994	26,791	4.5%
All other states	109,357	100,803	8.5%	209,590	193,563	8.3%
Total net operating income	$273,657	$252,767	8.3%	$526,903	$490,969	7.3%

Weighted average occupancy:
Southern California	92.9%	92.6%	0.3%	92.4%	92.1%	0.3%
Northern California	93.5%	93.6%	(0.1)%	93.0%	92.5%	0.5%
Texas	92.7%	92.2%	0.5%	91.5%	90.6%	1.0%
Florida	91.8%	91.4%	0.4%	91.1%	90.4%	0.8%
Illinois	93.2%	91.8%	1.5%	92.0%	90.5%	1.7%
Georgia	90.7%	91.1%	(0.4)%	89.7%	89.8%	(0.1)%
Washington	91.5%	91.7%	(0.2)%	90.6%	90.8%	(0.2)%
All other states	92.7%	92.6%	0.1%	91.2%	91.1%	0.1%
Total weighted average occupancy	92.6%	92.3%	0.3%	91.4%	91.1%	0.3%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$18.52	$17.79	4.1%	$18.39	$17.72	3.8%
Northern California	17.26	16.26	6.2%	17.08	16.20	5.4%
Texas	10.63	10.00	6.3%	10.59	10.03	5.6%
Florida	12.53	11.95	4.9%	12.49	11.95	4.5%
Illinois	12.85	12.41	3.5%	12.83	12.51	2.6%
Georgia	9.75	9.26	5.3%	9.79	9.31	5.2%
Washington	14.09	13.36	5.5%	13.96	13.36	4.5%
All other states	12.40	11.82	4.9%	12.42	11.86	4.7%
Total realized rent per square foot	$13.23	$12.61	4.9%	$13.21	$12.62	4.7%

REVPAF:
Southern California	$17.21	$16.47	4.5%	$16.98	$16.32	4.0%
Northern California	16.13	15.22	6.0%	15.88	14.98	6.0%
Texas	9.85	9.22	6.8%	9.69	9.09	6.6%
Florida	11.51	10.92	5.4%	11.37	10.81	5.2%
Illinois	11.98	11.39	5.2%	11.80	11.33	4.1%
Georgia	8.84	8.43	4.9%	8.78	8.36	5.0%
Washington	12.90	12.25	5.3%	12.65	12.12	4.4%
All other states	11.50	10.95	5.0%	11.32	10.80	4.8%
Total REVPAF	$12.25	$11.64	5.2%	$12.07	$11.50	5.0%

We believe that our geographic diversification and scale provide some insulation from localized economic effects and adds to the stability of our cash flows.  It is difficult to predict localized trends in short-term self-storage demand and operating results.  Over the long run, we believe that markets that experience population growth, high employment, and otherwise exhibit economic strength and consistency will outperform markets that do not exhibit these characteristics.

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2012 represent 112 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2010, or were acquired since January 1, 2010.  As a result of the stabilization process and timing of when the facilities were put into place, year-over-year changes can be significant.  In the following table, “Facilities placed into service in 2012” includes ten facilities acquired from third parties and three facilities that we obtained control of and began consolidating in the six months ended June 30, 2012.  “Facilities placed into service in 2011” includes 11 facilities acquired from third parties, one facility that was newly developed, and two facilities that we obtained control of and began consolidating in the year ended December 31, 2011.  “Other facilities” includes 42 facilities we acquired in 2010, as well as 43 other facilities that we have owned since January 1, 2010 that are not stabilized due to the addition of more net rentable square feet or due to casualty damage.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2012	$1,473	$-	$1,473	$1,611	$-	$1,611
Facilities placed into service in 2011	3,221	740	2,481	6,274	1,167	5,107
Other facilities	21,072	18,670	2,402	41,342	36,464	4,878
Total rental income	25,766	19,410	6,356	49,227	37,631	11,596

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2012	$685	$-	$685	$734	$-	$734
Facilities placed into service in 2011	1,071	294	777	2,085	470	1,615
Other facilities	6,556	6,562	(6)	13,683	13,333	350
Total cost of operations	8,312	6,856	1,456	16,502	13,803	2,699

Net operating income before depreciation and amortization expense (a):
Facilities placed into service in 2012	$788	$-	$788	$877	$-	$877
Facilities placed into service in 2011	2,150	446	1,704	4,189	697	3,492
Other facilities	14,516	12,108	2,408	27,659	23,131	4,528
Total net operating income (a)	17,454	12,554	4,900	32,725	23,828	8,897
Depreciation and amortization expense	(6,908)	(4,934)	(1,974)	(16,608)	(14,766)	(1,842)
Net income	$10,546	$7,620	$2,926	$16,117	$9,062	$7,055

At June 30:
Square foot occupancy:
Facilities placed into service in 2012				80.6%	-	-
Facilities placed into service in 2011				79.9%	60.7%	31.6%
Other facilities				90.4%	85.7%	5.5%
				87.7%	83.2%	5.4%

In place annual rent per occupied square foot:
Facilities placed into service in 2012				$13.12	$-	-
Facilities placed into service in 2011				14.71	10.78	36.5%
Other facilities				16.18	15.78	2.5%
				$15.64	$15.42	1.4%

Number of Facilities:
Facilities placed into service in 2012				13	-	13
Facilities placed into service in 2011				14	7	7
Other facilities				85	85	-
				112	92	20

Net rentable square feet (in thousands):
Facilities placed into service in 2012				1,031	-	1,031
Facilities placed into service in 2011				1,166	651	515
Other facilities				6,069	5,929	140
				8,266	6,580	1,686

(a)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and six months ended June 30, 2012 and 2011

During the six months ended June 30, 2012, we acquired ten facilities for an aggregate cost of $88.1 million.  The weighted average aggregate capitalization rates for the six properties acquired in the first quarter (total cost of $42.0 million) of 2012, based upon annualizing the net operating income for the period we owned them in the six months ended June 30, 2012, was 4.7%, and the corresponding related weighted average occupancy was 73.6%.  The weighted average aggregate capitalization rate for the four properties acquired in the second quarter is not meaningful as these properties were acquired late in the quarter.

In 2011, we acquired 11 facilities for an aggregate cost of $80.4 million.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the six months ended June 30, 2012, was approximately 7.7% and the corresponding related weighted average occupancy was 82.6%.

In addition, during 2011, we obtained control of two entities in which we had a partial interest, and began consolidating the two stabilized self-storage facilities (143,000 net rentable square feet) owned by these entities.  During 2012, we acquired control of another entity in which we had a partial interest, and began consolidating the three stabilized self-storage facilities (183,000 net rentable square feet) owned by this entity.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners, who are typically smaller operators.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities will continue to provide earnings growth during 2012 as these facilities approach stabilized occupancy levels, and the earnings of the 2011 and 2012 acquisitions are reflected in our operations for a longer period in 2012 as compared to 2011.

Equity in earnings of unconsolidated real estate entities

At June 30, 2012, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and six months ended June 30, 2012 and 2011 consists of our pro-rata share of the net income of these unconsolidated real estate entities based upon our ownership interest for the period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)
Equity in earnings of unconsolidated real estate entities:
PSB	$731	$6,081	$(5,350)	$2,626	$14,865	$(12,239)
Shurgard Europe	7,480	6,242	1,238	14,322	10,769	3,553
Other Investments	385	447	(62)	763	852	(89)
Total equity in earnings of unconsolidated real estate entities	$8,596	$12,770	$(4,174)	$17,711	$26,486	$(8,775)

Investment in PSB:  At June 30, 2012, we have a 42% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30 2012, PSB owned and operated 27.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB decreased to $0.7 million in the three months ended June 30, 2012 as compared to $6.1 million in the same period in 2011, and to $2.6 million in the six months ended June 30, 2012 as compared to $14.9 million in the same period in 2011.  These decreases were principally due to (i) the impact of redemptions of preferred securities in 2011 and 2012, which reduced income allocated to the common equity holders in the three and six months ended June 30, 2012, and increased income allocable to the common equity holders in the six months ended June 30, 2011, (ii) increased depreciation and interest expense as a result of the properties PSB acquired in 2011, partially offset by (iii) incremental income generated by the properties PSB acquired in 2011.  See Note 4 to our June 30, 2012 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

We expect our future equity income from PSB to be dependent entirely upon PSB’s operating results.  Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification into another asset type.

Investment in Shurgard Europe: Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2011 and June 30, 2012, Shurgard Europe’s operations are comprised of 188 wholly-owned facilities with 10.1 million net rentable square feet.  Selected financial data for Shurgard Europe for each of the three and six month periods ended June 30, 2012 and 2011, is included in Note 4 to our June 30, 2012 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe for the three months ended June 30, 2012 was $7.5 million as compared to $6.2 million for the same period in 2011, representing an increase of $1.3 million.  Equity in earnings from Shurgard Europe for the six months ended June 30, 2012 was $14.3 million as compared to $10.8 million for the same period in 2011, representing an increase of $3.5 million.  The increases were primarily due to Shurgard Europe’s acquisition on March 2, 2011 of the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities.  This was offset partially by a reduction in the average exchange rate for the U.S. Dollar to the Euro from 1.438 for the three months ended June 30, 2011 to 1.284 for the same period in 2012 and from 1.402 for the six months ended June 30, 2011 to 1.297 for the same period in 2012.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing stabilized facilities described below, which represent 163 of the 188 facilities that Shurgard Europe owns, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard conducts its business, principally the Euro.

Shurgard Europe’s 25 non-same store facilities had average occupancies of approximately 67% and 66% during the three and six months ended June 30, 2012, respectively.  There can be no assurance about the ultimate level of occupancy of the non-same store facilities.

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 163 facilities (8.7 million net rentable square feet) that have been wholly-owned and operated by Shurgard Europe on a stabilized basis since January 1, 2010 and therefore provide meaningful comparisons for 2011 and 2012.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 163 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for 2012.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our June 30, 2012 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three and six months ended June 30, 2012 and 2011.  Shurgard Europe’s consolidated operating results include 25 additional facilities that are not European Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (163 facilities):	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
	(Dollar amounts in thousands, except weighted average data,utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$47,031	$46,834	0.4%	$94,464	$94,277	0.2%
Less: Cost of operations (excluding depreciation and amortization expenses)	20,209	20,578	(1.8)%	40,942	41,473	(1.3)%
Net operating income (b)	$26,822	$26,256	2.2%	$53,522	$52,804	1.4%

Gross margin	57.0%	56.1%	1.6%	56.7%	56.0%	1.3%
Weighted average for the period:
Square foot occupancy (c)	83.4%	85.3%	(2.2)%	83.6%	85.0%	(1.6)%
Realized annual rent per occupied square foot (d)(e)	$25.52	$24.84	2.7%	$25.59	$25.09	2.0%
REVPAF (e)(f)	$21.29	$21.19	0.5%	$21.40	$21.32	0.4%
Weighted average at June 30:
Square foot occupancy				83.8%	86.1%	(2.7)%
In place annual rent per occupied square foot (g)				$27.93	$27.09	3.1%
Total net rentable square feet (in thousands)				8,677	8,677	-
Average Euro to the U.S. Dollar (a):
Constant exchange rates used herein	1.284	1.284	-	1.297	1.297	-
Actual historical exchange rates	1.284	1.438	(10.7)%	1.297	1.402	(7.5)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and six months ended June 30, 2011 have been restated using the actual exchange rates for the three and six months ended June 30, 2012, respectively.

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

(e)
Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and REVPAF.  Exclusion of these amounts provides a better measure of our ongoing level of revenue because late charges are dependent upon the level of deliquency and administrative fees are dependent upon the level of move-ins.

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

Net operating income increased 2.2% and 1.4% for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due principally to decreases in expenses.  Based upon current operating trends and metrics, we do not expect growth in the net operating income of the European Same Store Facilities in the remainder of 2012.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at June 30, 2012 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities.  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our June 30, 2012 financial statements under the “Other Investments” for the operating results of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations, and (iv) management of approximately 30 facilities owned by third parties and the 14 facilities owned by the limited partnerships mentioned above.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our June 30, 2012 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our statements of income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$19,423	$17,468	$1,955	$38,015	$34,223	$3,792
Commercial	3,638	3,620	18	7,139	7,420	(281)
Merchandise and other	8,672	7,803	869	15,855	14,163	1,692
Total revenues	31,733	28,891	2,842	61,009	55,806	5,203

Ancillary Cost of Operations:
Tenant reinsurance	3,316	3,260	56	6,849	6,378	471
Commercial	1,216	1,352	(136)	2,520	2,866	(346)
Merchandise and other	5,249	4,985	264	9,930	9,267	663
Total cost of operations	9,781	9,597	184	19,299	18,511	788

Depreciation – commercial operations:	683	655	28	1,383	1,328	55

Ancillary net income:
Tenant reinsurance	16,107	14,208	1,899	31,166	27,845	3,321
Commercial	1,739	1,613	126	3,236	3,226	10
Merchandise and other	3,423	2,818	605	5,925	4,896	1,029
Total ancillary net income	$21,269	$18,639	$2,630	$40,327	$35,967	$4,360

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the level of premiums charged for such insurance and the number of tenants that participate in the insurance program.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  These costs are dependent primarily upon the level of losses incurred, including the level of catastrophic events, such as hurricanes, that occur and affect our properties thereby increasing tenant insurance claims.

The increase in tenant reinsurance revenues for the three and six months ended June 30, 2012, as compared to the same periods in 2011, was due primarily to an increase in the number of our tenants that participate in the insurance program (approximately 5% higher) combined with an increase in average premium rates (approximately 6% higher).  On average, approximately 63% of our tenants had such policies during each of the three and six month periods ended June 30, 2012, as compared to 61% and 60% for the same periods in 2011.  We expect less growth in the percentage of tenants that participate in the insurance program and a moderation in the growth in the average premium rate in the remainder of 2012 as compared to the same periods in 2011.

Commercial operations: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate, and to a much lesser extent, we manage self-storage facilities in the U.S. for third party owners and various unconsolidated affiliated limited partnerships.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  During the three and six months ended June 30, 2012, merchandise sales and margins were positively impacted by higher retail prices for our locks, as compared to the same period in 2012.

Other Income and Expense Items

Interest and other income: Interest and other income was $5.5 million and $11.2 million in the three and six months ended June 30, 2012, respectively, as compared to $10.6 million and $18.3 million for the same periods in 2011, comprised primarily of interest and other income from Shurgard Europe.

Interest and other income includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our statements of income.

Interest and other income received from Shurgard Europe decreased from $8.2 million and $15.0 million in the three and six months ended June 30, 2011 to $5.0 million and $10.0 million in the same periods in 2012, due primarily to (i) reduced interest income on a bridge loan to Shurgard Europe that was outstanding between March 2, 2011 and June 15, 2011, for which we had recognized approximately $1.8 million and $2.5 million in interest income during the three and six months ended June 30, 2011 and (ii) principal payments received in 2011 on our currently outstanding loan receivable from Shurgard Europe.  In addition to the interest and other income  we received from Shurgard Europe, we received $1.7 million in other income from our joint venture partner during the three and six months ended June 30, 2011 (see Note 5 to our June 30, 2012 financial statements for more information).

The loan receivable from Shurgard Europe, denominated in Euros, totaling €311.0 million ($391.1 million) as of June 30, 2012, and €311.0 million ($402.7 million) as of December 31, 2011, matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank requires significant principal reduction through the maturity date in November 2014, as a result during this period future principal repayments on our loan will be limited.

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

Depreciation and amortization: Depreciation and amortization expense was $88.5 million and $175.4 million for the three and six months ended June 30, 2012, respectively, as compared to $89.1 million and $177.5 million for the same periods in 2011.

The decrease in depreciation and amortization expense for the six months ended June 30, 2012 as compared to the same period in 2011 is primarily due to a decrease in amortization expense with respect to tenant intangible assets.
We expect approximately $4.9 million in intangible amortization during the remainder of 2012, with respect to our intangible assets at June 30, 2012.  We expect an approximately $1.3 million reduction in depreciation in the remainder of 2012, as compared to the same period in 2011, with respect to fully depreciated buildings.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense was $12.4 million and $28.8 million for the three and six months ended June 30, 2012, respectively, as compared to $12.6 million and $26.8 million for the same periods in 2011, and is set forth in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)

Stock based compensation expense	$5,978	$6,751	$(773)	$11,283	$11,821	$(538)
Costs of senior executives	416	416	-	3,900	2,496	1,404
Development and acquisition overhead	953	553	400	3,466	2,545	921
Tax compliance costs and taxes paid	1,089	1,084	5	2,600	2,761	(161)
Legal costs	467	592	(125)	1,999	1,922	77
Public company costs	707	728	(21)	1,517	1,577	(60)
Other	2,804	2,469	335	4,054	3,706	348
Total	$12,414	$12,593	$(179)	$28,819	$26,828	$1,991

Stock based compensation expense includes the amortization of restricted share and stock options granted to employees, as well as employer taxes incurred upon vesting of restricted shares and upon exercise of employee stock options.  The level of stock-based compensation expense varies based upon the level of grants and forfeitures.

Costs of senior executives represents principally the cash compensation paid to our chief executive officer and chief financial officer, and has increased due to an increase in incentive compensation paid in the six months ended June 30, 2012 as compared to the same period in 2011.

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

Public company costs represent the incremental costs of operating as a publicly-traded REIT, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of directors’ costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Sarbanes-Oxley Act.

Interest expense: Interest expense was $5.1 million and $10.4 million for the three and six months ended June 30, 2012, respectively, as compared to $5.9 million and $12.9 million for the same periods in 2011.

The decrease in the three and six months ended June 30, 2012, as compared to the same periods in 2011 is due to principal repayments on our mortgage notes during 2011 and the six months ended June 30, 2012.

See Note 6 to our June 30, 2012 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange (Loss) Gain: We recorded foreign currency translation losses of $23.7 million and $11.5 million in the three and six months ended June 30, 2012, respectively, as compared to foreign currency translation gains of $10.5 million and $41.7 million for the same periods in 2011, representing the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to changes in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.258, 1.334 and 1.295 at June 30, 2012, March 31, 2012 and December 31, 2011, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Net Income Allocable to Noncontrolling Interests:  Net income allocable to noncontrolling interests decreased during the three and six months ended June 30, 2012, as compared to the same periods in 2011, due primarily to our acquisition of noncontrolling interests during the year ended December 31, 2011.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders decreased during the three months ended June 30, 2012 and increased during the six months ended June 30, 2012, as compared to the same periods in 2011, due primarily to allocations based upon redemptions of preferred shares.  Based upon our preferred shares outstanding at June 30, 2012, but excluding the Series C, Series N, and Series W Preferred Shares which were called for redemption at June 30, 2012, our regular quarterly preferred distribution is expected to be approximately $47.4 million.

Net Operating Income

In our discussions above, we refer to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our net income in our June 30, 2012 financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Net operating income:
Same Store Facilities	$273,657	$252,767	$526,903	$490,969
Non Same Store Facilities	17,454	12,554	32,725	23,828
Total net operating income from self-storage	291,111	265,321	559,628	514,797

Depreciation and amortization expense:
Same Store Facilities	(80,942)	(83,509)	(157,424)	(161,450)
Non Same Store Facilities	(6,908)	(4,934)	(16,608)	(14,766)
Total depreciation and amortization expense from self-storage	(87,850)	(88,443)	(174,032)	(176,216)

Net income:
Same Store Facilities	192,715	169,258	369,479	329,519
Non Same Store Facilities	10,546	7,620	16,117	9,062
Total net income from self-storage	203,261	176,878	385,596	338,581

Ancillary operating revenue	31,733	28,891	61,009	55,806
Interest and other income	5,540	10,575	11,195	18,343
Ancillary cost of operations	(9,781)	(9,597)	(19,299)	(18,511)
Depreciation and amortization, commercial	(683)	(655)	(1,383)	(1,328)
General and administrative expense	(12,414)	(12,593)	(28,819)	(26,828)
Interest expense	(5,067)	(5,933)	(10,401)	(12,917)
Equity in earnings of unconsolidated real estate entities	8,596	12,770	17,711	26,486
Foreign currency exchange (loss) gain	(23,657)	10,496	(11,500)	41,748
Gain (loss) on real estate sales	1,263	(70)	1,263	128
Discontinued operations	140	179	281	1
Net income of the Company	$198,931	$210,941	$405,653	$421,509

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

	For the Six Months Ended June 30,
	2012	2011
	(Amount in thousands)

Net cash provided by operating activities (a)	$605,777	$582,464

Capital improvements to real estate facilities	(40,298)	(44,292)
Remaining operating cash flow available for distributions to equity holders	565,479	538,172

Distributions paid to noncontrolling interests	(2,773)	(7,148)
Distributions paid to common shareholders and restricted share unitholders ($2.20 per share for the six months ended June 30, 2012 as compared to $1.75 per share for the same period in 2011)	(376,432)	(297,357)
Distributions paid to preferred shareholders	(107,005)	(116,256)

Cash from operations available for principal payments on debt and reinvestment (b)	$79,269	$117,411

(a)	Represents net cash provided by operating activities for each respective period as presented in our June 30, 2012 statements of cash flows.

(b)
We present cash from operations available for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.  In addition, this measure is not necessarily indicative of what can be expected for the year ending December 31, 2012, because cash generated by operating activities varies seasonally, while dividends vary based upon the dividend rate.  However, we expect the cash from operations available for principal payments on debt and reinvestment for the full year ending December 31, 2012 to exceed the annualized amount for the six months ended June 30, 2012.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at June 30, 2012, (ii) internally generated retained cash flows, (iii) depending upon market conditions, proceeds from the issuance of common or preferred equity securities, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Summary of Current Cash Balances and Short-term Capital Commitments: At June 30, 2012, we had approximately $438.5 million of cash and we have access to a $300 million line of credit which expires March 21, 2017.  In June 2012, we called for redemption our Series C, Series N, and Series W Cumulative Preferred Shares, and the aggregate liquidation value (at par) of $415.6 million will be paid during July 2012 ($283.1 million) and August 2012 ($132.5 million).  On July 19, 2012, we acquired one self-storage facility for approximately $6 million in cash, and as of August 3, 2012, we were under contract to acquire two facilities for approximately $31 million in cash, subject to contingencies.  We have no other significant commitments until 2013, when $264.9 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires March 21, 2017, with no outstanding borrowings at August 3, 2012.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

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

Debt Service Requirements: At June 30, 2012, outstanding debt totaled approximately $368.7 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2012 (remainder)	$-	$22,584	$22,584
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$182,268	$368,728

Our current intention is to repay the debt at maturity and not seek to refinance debt maturities with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At June 30, 2012, we have 1,985 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital improvements totaling $40.3 million during the six months ended June 30, 2012.  During 2012, we expect to incur approximately $68.6 million for capital improvements and expect to fund such improvements with operating cash flow.

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

Aggregate REIT qualifying distributions paid during the six months ended June 30, 2012 totaled $483.4 million, consisting of $107.0 million to cumulative preferred shareholders and $376.4 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our cumulative preferred shares outstanding at June 30, 2012, excluding the Series C, Series N, and Series W Cumulative preferred shares that will be redeemed in the three months ended September 30, 2012, to be approximately $189 million per year.

On August 2, 2012, our Board of Trustees declared a regular common quarterly dividend of $1.10 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  We estimate annual distributions of approximately $5.5 million with respect to such non-controlling interests outstanding at June 30, 2012.

Acquisition and Development Activities: During the six months ended June 30, 2012, we acquired ten facilities from third parties for an aggregate cost of $88.1 million.  On July 19, 2012, we acquired a property for approximately $6 million in cash.  As of August 3, 2012, we are under contract (subject to contingencies) to acquire two facilities for approximately $31 million in cash.  During the remainder of 2012, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.  We have a minimal development pipeline at June 30, 2012 and have no current plans to significantly expand our development activities.  We plan on financing our development and acquisition activities in one or more of the following ways: with available cash on-hand, the assumption of existing debt, borrowings on our line of credit, or the net proceeds from the issuance of common or preferred securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of June 30, 2012, we had a €311.0 million loan receivable from Shurgard Europe totaling $391.1 million, which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

In November 2011, Shurgard Europe obtained a three year term loan of €215 million from Wells Fargo (the “Wells Fargo Loan”), and used the proceeds to refinance existing loans totaling €183 million and make an additional principal payment of €32 million on the Public Storage loan.  The Wells Fargo Loan is without recourse to us or our joint venture partner.

Our loan to Shurgard Europe participates pari passu with the Wells Fargo Loan in the event of a liquidation of Shurgard Europe.  In addition, Shurgard Europe is obligated to utilize most of its available cashflow to make principal payments on the Wells Fargo Loan, which limits the principal payments that could otherwise be made on our loan.  Future prepayments will be dependent upon Shurgard Europe’s management’s evaluation of uses for the capital available from operations after making principal payments on the Wells Fargo Loan, and the availability of other sources of capital.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

Redemption of Preferred Securities: As of June 30, 2012, several series of our preferred securities were redeemable (excluding the three series that were already called for redemption at June 30, 2012) at our option upon at least 30 days’ notice with dividend rates ranging from 6.125% to 6.450% and have an aggregate redemption value of approximately $730 million.  Generally our strategy is to redeem a preferred security with the proceeds from the issuance of a new preferred series having a lower dividend rate, thus reducing our cost of capital, but not necessarily reducing our overall leverage.  However, we may use cash on hand to redeem preferred securities, reducing our aggregate preferred securities outstanding.  Accordingly, the redemption of any of the series of preferred securities that are callable will depend upon many factors including current dividend rates that we might pay on newly issued preferred securities, as well as comparison of the acquisition of preferred securities to other investment alternatives with respect to the use of cash on hand.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 3, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.  We believe that our cash and the internally generated net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service requirements, capital improvements and distribution requirements to our shareholders for the foreseeable future.

Contractual Obligations

Our significant contractual obligations at June 30, 2012 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter

Long-term debt (1)	$403,372	$41,017	$274,412	$38,534	$31,358	$10,851	$7,200

Preferred shares called for redemption (2)	415,625	415,625	-	-	-	-	-

Operating leases (3)	68,366	2,180	4,483	4,360	3,372	3,237	50,734

Construction and purchase commitments	1,030	927	103	-	-	-	-

Total	$888,393	$459,749	$278,998	$42,894	$34,730	$14,088	$57,934

(1)
Amounts include principal and fixed-rate interest payments on our notes payable based on their contractual terms.  See Note 6 to our June 30, 2012 financial statements for additional information on our notes payable.

(2)
In May 2012, we called for redemption all of our Cumulative Preferred Shares, Series N, at par plus accrued dividends.  We redeemed these shares on July 2, 2012.  Amounts include the liquidation amount of $172.5 million.  In June 2012, we called for redemption all of our Cumulative Preferred Shares, Series C, at par plus accrued dividends.  We redeemed these shares on July 12, 2012.  Amounts include the liquidation amount of $110.6 million.  Also in June 2012, we called for redemption all of our Cumulative Preferred Shares, Series W, at par plus accrued dividends.  We will redeem these shares on August 6, 2012.  Amounts include the liquidation amount of $132.5 million.

(3)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

Off-Balance Sheet Arrangements: At June 30, 2012, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $368.7 million and represents 4.5% of the book value of our equity at June 30, 2012.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $375.2 million at June 30, 2012.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($391.1 million) at June 30, 2012.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2012 (dollar amounts in thousands).

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$22,584	$264,851	$35,127	$30,009	$10,065	$6,092	$368,728	$375,709
Average interest rate	5.16%	5.72%	5.34%	4.33%	5.59%	5.66%
Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2017. As of June 30, 2012, we have no borrowings under our line of credit.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 3, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2012.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During April 2012, we redeemed all 19.1 million of our outstanding Cumulative Preferred Shares, Series M with a liquidation amount of $476.6 million for an aggregate of $477.5 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series M during the three months ended June 30, 2012:

Period Covered	Total Number of Shares Repurchased	Average Price Paid per Share
April 1, 2012 – April 30, 2012
Preferred Shares - Series M	19,065,353	$25.00
May 1, 2012 – May 31, 2012	-	-
June 1, 2012 – June 30, 2012	-	-
Total	19,065,353	$25.00

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

                        DATED:   August 3, 2012

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series W. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.7	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.8	Articles Supplementary for Public Storage 6.450% Cumulative Preferred Shares, Series F. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.10
Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series P.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

3.11	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.
3.13
Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

3.14	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.
3.15	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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