Form 10-Q
period 2012-09-30
Public Storage
filed 2012-11-09
CIK 1393311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November 7, 2012:

Common Shares of beneficial interest, $.10 par value per share – 171,648,540 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2012 and December 31, 2011	1

	Statements of Income for the Three and Nine Months Ended September 30, 2012 and 2011	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011	3

	Statement of Equity for the Nine Months Ended September 30, 2012	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	5 - 6

	Condensed Notes to Financial Statements	7 - 29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30 - 56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58 – 59

Item 6.	Exhibits	59

PUBLIC STORAGE
BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)

Cash and cash equivalents	$535,752	$139,008
Real estate facilities, at cost:
Land	2,852,481	2,811,515
Buildings	8,128,225	7,966,061
	10,980,706	10,777,576
Accumulated depreciation	(3,650,000)	(3,398,379)
	7,330,706	7,379,197

Investment in unconsolidated real estate entities	716,401	714,627
Goodwill and other intangible assets, net	210,148	209,833
Loans receivable from unconsolidated real estate entities	399,794	402,693
Other assets	95,319	87,204
Total assets	$9,288,120	$8,932,562

LIABILITIES AND EQUITY

Notes payable	$347,943	$398,314
Preferred shares called for redemption (Note 8)	367,325	-
Accrued and other liabilities	242,706	210,966
Total liabilities	957,974	609,280

Redeemable noncontrolling interests	-	12,355

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders:
Cumulative Preferred Shares of beneficial interest, $0.01 par value, 100,000,000 shares authorized, 128,000 shares issued (in series) and outstanding, (475,000 at December 31, 2011) at liquidation preference	3,200,000	3,111,271
Common Shares of beneficial interest, $0.10 par value, 650,000,000 shares authorized, 170,634,560 shares issued and outstanding (170,238,805 at December 31, 2011)	17,064	17,024
Paid-in capital	5,411,623	5,442,506
Accumulated deficit	(312,690)	(259,578)
Accumulated other comprehensive loss	(15,371)	(23,014)
Total Public Storage shareholders’ equity	8,300,626	8,288,209
Permanent noncontrolling interests	29,520	22,718
Total equity	8,330,146	8,310,927
Total liabilities and equity	$9,288,120	$8,932,562

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating Revenues:
Self-storage facilities	$440,918	$415,552	$1,268,256	$1,194,753
Ancillary operations	32,013	30,011	93,022	85,817
	472,931	445,563	1,361,278	1,280,570
Operating Expenses:
Self-storage cost of operations	127,367	128,787	395,381	393,446
Ancillary cost of operations	9,857	9,793	29,156	28,304
Depreciation and amortization	89,897	90,821	265,195	268,254
General and administrative	15,298	14,116	44,117	40,944
Asset impairment charges	-	2,186	-	2,186
	242,419	245,703	733,849	733,134
Operating income	230,512	199,860	627,429	547,436
Interest and other income	5,444	6,875	16,639	25,218
Interest expense	(4,926)	(5,862)	(15,327)	(18,779)
Equity in earnings of unconsolidated real estate entities	12,642	15,269	30,353	41,755
Foreign currency exchange gain (loss)	9,019	(28,253)	(2,481)	13,495
Gain on real estate sales and debt retirement	193	4,983	1,456	5,111
Income from continuing operations	252,884	192,872	658,069	614,236
Discontinued operations	11,935	1,641	12,403	1,786
Net income	264,819	194,513	670,472	616,022
Allocation to noncontrolling interests	(927)	(3,374)	(2,585)	(12,331)
Net income allocable to Public Storage shareholders	263,892	191,139	667,887	603,691
Allocation to preferred shareholders - distributions	(49,267)	(56,670)	(156,272)	(172,926)
Allocation to preferred shareholders - redemptions	(11,350)	(16,178)	(49,677)	(32,077)
Allocation to restricted share units	(810)	(341)	(1,787)	(1,164)
Net income allocable to common shareholders	$202,465	$117,950	$460,151	$397,524
Net income per common share
Basic
Continuing operations	$1.12	$0.68	$2.63	$2.34
Discontinued operations	0.07	0.01	0.07	0.01
	$1.19	$0.69	$2.70	$2.35
Diluted
Continuing operations	$1.11	$0.68	$2.61	$2.32
Discontinued operations	0.07	0.01	0.07	0.01
	$1.18	$0.69	$2.68	$2.33
Weighted average common shares outstanding
Basic	170,576	169,728	170,460	169,512
Diluted	171,700	170,830	171,558	170,538

Cash dividends declared per common share	$1.10	$0.95	$3.30	$2.70

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$264,819	$194,513	$670,472	$616,022

Other comprehensive income (loss):
Aggregate foreign currency exchange gain (loss)	21,081	(45,137)	5,162	14,050
Adjust for foreign currency exchange (gain) loss included in net income	(9,019)	28,253	2,481	(13,495)
Other comprehensive income (loss)	12,062	(16,884)	7,643	555
Total comprehensive income	276,881	177,629	678,115	616,577
Allocation to noncontrolling interests	(927)	(3,374)	(2,585)	(12,331)
Comprehensive income allocated to Public Storage shareholders	$275,954	$174,255	$675,530	$604,246

See accompanying notes.

PUBLIC STORAGE
STATEMENT OF EQUITY
(Amounts in thousands, except share data)
(Unaudited)

	Cumulative Preferred Shares	Common Shares	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Public Storage Shareholders’ Equity	Permanent Noncontrolling Interests	Total Equity
Balance at December 31, 2011	$3,111,271	$17,024	$5,442,506	$(259,578)	$(23,014)	$8,288,209	$22,718	$8,310,927
Issuance of cumulative preferred shares (68,200,000 shares) (Note 8)	1,705,000	-	(53,544)	-	-	1,651,456	-	1,651,456
Redemption of cumulative preferred shares (64,650,833 shares) (Note 8)	(1,616,271)	-	-	-	-	(1,616,271)	-	(1,616,271)
Issuance of common shares in connection with share-based compensation (395,755 shares) (Note 10)	-	40	20,967	-	-	21,007	-	21,007
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	10,549	-	-	10,549	-	10,549
Acquisition of redeemable noncontrolling interests (Note 7)	-	-	(7,954)	-	-	(7,954)	-	(7,954)
Increase (decrease) in permanent noncontrolling interest in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	8,224	8,224
Acquisition of interests in Subsidiaries (Note 7)	-	-	(901)	-	-	(901)	(75)	(976)
Net income of the Company	-	-	-	670,472	-	670,472	-	670,472
Net income allocated to:
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(2,349)	-	(2,349)	2,349	-
Distributions to equity holders:
Cumulative preferred shares (Note 8)	-	-	-	(156,272)	-	(156,272)	-	(156,272)
Permanent noncontrolling interests	-	-	-	-	-	-	(3,696)	(3,696)
Common shares and restricted share units ($3.30 per share)	-	-	-	(564,727)	-	(564,727)	-	(564,727)
Other comprehensive income (Note 2)	-	-	-	-	7,643	7,643	-	7,643

Balance at September 30, 2012	$3,200,000	$17,064	$5,411,623	$(312,690)	$(15,371)	$8,300,626	$29,520	$8,330,146

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$670,472	$616,022
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales and debt retirement, including amounts in discontinued operations	(13,191)	(5,799)
Asset impairment charges	-	2,186
Depreciation and amortization, including amounts in discontinued operations	265,517	268,695
Distributions received from unconsolidated real estate entities in excess of equity in earnings	3,119	97
Foreign currency exchange loss (gain)	2,481	(13,495)
Other	27,357	41,087
Total adjustments	285,283	292,771
Net cash provided by operating activities	955,755	908,793
Cash flows from investing activities:
Capital improvements to real estate facilities	(58,642)	(57,026)
Construction in process	(5,265)	(16,743)
Acquisition of real estate facilities and property intangibles (Note 3)	(143,827)	(60,888)
Proceeds from sales of other real estate investments	15,973	4,753
Loans to unconsolidated real estate entities	-	(358,877)
Repayments of loans receivable from unconsolidated real estate entities (Note 5)	-	163,663
Disposition of loans receivable from unconsolidated real estate entities (Note 5)	-	121,317
Acquisition of investments in unconsolidated real estate entities	-	(1,274)
Maturities of marketable securities	-	102,279
Other investing activities	4,022	537
Net cash used in investing activities	(187,739)	(102,259)
Cash flows from financing activities:
Principal payments on notes payable	(49,287)	(154,411)
Net proceeds from the issuance of common shares	21,007	15,728
Issuance of cumulative preferred shares	1,651,456	835,627
Redemption of cumulative preferred shares	(1,248,946)	(1,042,256)
Acquisition of redeemable noncontrolling interests	(19,900)	-
Acquisition of permanent noncontrolling interests	(976)	(112,115)
Distributions paid to Public Storage shareholders	(720,999)	(632,248)
Distributions paid to noncontrolling interests	(4,341)	(12,237)
Net cash used in financing activities	(371,986)	(1,101,912)
Net increase (decrease) in cash and cash equivalents	396,030	(295,378)
Net effect of foreign exchange translation on cash	714	(141)
Cash and cash equivalents at the beginning of the period	139,008	456,252
Cash and cash equivalents at the end of the period	$535,752	$160,733

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

(Continued)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(643)	$(139)
Investment in unconsolidated real estate entities	(6,701)	(269)
Intangible assets	(3)	-
Loans receivable from unconsolidated real estate entities	418	(13,783)
Accumulated other comprehensive income	7,643	14,050

Preferred shares called for redemption and reclassified to liabilities:
Preferred shares called for redemption	367,325	-
Cumulative preferred shares	(367,325)	-

Consolidation of entities previously accounted for under the equity method of accounting (Note 4):
Real estate facilities	(10,403)	(19,415)
Investments in unconsolidated real estate entities	3,072	6,126
Intangible assets	(949)	(3,985)
Permanent noncontrolling interests	8,224	17,663

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	-	(259)
Redeemable noncontrolling interests	-	259

Exchange of loan receivable from Shurgard Europe for investment (Note 5):
Loans receivable from unconsolidated real estate entities	-	116,560
Investment in unconsolidated real estate entities	-	(116,560)

Real estate acquired in connection with elimination of intangible assets	-	(4,738)
Intangible assets eliminated in connection with acquisition of real estate	-	4,738

Real estate acquired in exchange for assumption of note payable	-	(9,679)
Note payable assumed in connection with acquisition of real estate	-	9,679

Noncontrolling interests acquired in exchange for the issuance of common shares (Note 7)
Additional paid in capital (noncontrolling interests acquired)	-	(57,108)
Common shares	-	48
Additional paid in capital (common shares issued)	-	57,060

See accompanying notes.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

At September 30, 2012, we had direct and indirect equity interests in 2,069 self-storage facilities (with approximately 132 million net rentable square feet) located in 38 states in the U.S. operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29.8 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name. At September 30, 2012, we have an approximate 41% interest in PSB.

Disclosures of number or square footage of properties, as well as number of or coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts previously reported in our December 31, 2011 and September 30, 2011 financial statements have been reclassified to conform to the September 30, 2012 presentation, as a result of discontinued operations.

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

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we do not control, but we have significant influence over, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”).  When we obtain control of entities in which we already own a partial equity interest, we record a gain representing the differential between the book value and fair value of our preexisting equity interest.  We then commence consolidating the assets, liabilities, and any noncontrolling interests of the entity.  All such changes in consolidation status are reflected prospectively.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

When we are the general partner of a partnership, we assume that we control the partnership, unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at September 30, 2012, the Company and the Subsidiaries own 2,055 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At September 30, 2012, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. with 0.8 million net rentable square feet (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2012, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  We capitalize all costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period.  We expense internal and external transaction costs associated with acquisitions or dispositions of real estate and equity investments as incurred.  We expense repairs and maintenance costs as incurred.  We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

We account for acquisitions of interests in operating self-storage facilities, including the consolidation of entities where we obtain control other than by acquiring interests, under the provisions of Codification Section 805, “Business Combinations.”  We allocate the net acquisition cost (consisting of the fair value of our existing investment, plus any cash paid to third parties for their interests and the fair value of any liabilities assumed) to the underlying land, buildings, identified intangible assets, and remaining noncontrolling interests based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

We use significant judgment to estimate fair values in recording our business combinations, to evaluate real estate, goodwill, and other intangible assets for impairment, and to determine the fair values of our notes payable and noncontrolling interests in subsidiaries.  In estimating fair values, we consider significant unobservable inputs such as market prices of land, capitalization rates for real estate facilities, earnings multiples, projected levels of earnings, costs of construction, functional depreciation, and estimated market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.  We believe that, during all periods presented, the carrying values approximate the fair values of our notes payable.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable, and restricted cash.  At September 30, 2012, due primarily to our investment in and loan receivable from Shurgard Europe, our operations and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” tradename.

Goodwill totaled $174.6 million at September 30, 2012 and December 31, 2011.  Goodwill has an indeterminate life and is not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At September 30, 2012, these intangibles have a net book value of $16.7 million ($16.4 million at December 31, 2011).  Accumulated amortization totaled $23.2 million at September 30, 2012 ($24.1 million at December 31, 2011), and amortization expense of $7.3 million and $9.2 million was recorded for the nine months ended September 30, 2012 and 2011, respectively.  During the nine months ended September 30, 2012, these intangibles were increased by (i) $6.7 million in connection with the acquisition of self-storage facilities (Note 3) and (ii) $0.9 million in connection with the consolidation of three facilities we previously accounted for under the equity method (Note 4).

The “Shurgard” tradename, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at September 30, 2012 and December 31, 2011.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

Goodwill impairment is evaluated annually by reporting unit.  No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation at December 31, 2011, nor were there any indicators of impairment at September 30, 2012.  We evaluate our real estate and property related intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Revenue and Expense Recognition

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related amounts on our balance sheets are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.286 U.S. Dollars per Euro at September 30, 2012 (1.295 at December 31, 2011), and average exchange rates of 1.251 and 1.415 for the three months ended September 30, 2012 and 2011, respectively, and average exchange rates of 1.282 and 1.406 for the nine months ended September 30, 2012 and 2011, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income (Loss)

Total comprehensive income for a period represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period, as set forth on our statements of comprehensive income.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in, and loan receivable from, Shurgard Europe.

Discontinued Operations

The net income of real estate facilities or other businesses that have been sold or otherwise disposed of, or that we plan to sell or dispose of within the next year are presented on our statement of income for all periods as “discontinued operations.”  In addition to the revenues and expenses of disposed self-storage facilities, discontinued operations includes $11.7 million in gains on disposition of real estate facilities for each of the three and nine month periods ended September 30, 2012 and $1.7 million and $1.4 million in net gains on disposition of real estate facilities for the three and nine months ended September 30, 2011, respectively.

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the Subsidiaries, and to our cumulative preferred shares based upon the dividends declared or accumulated during the period.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

When our cumulative preferred shares are called for redemption, additional income is allocated to the security to the extent the redemption cost is greater than the related original net issuance proceeds.  These allocations are referred to hereinafter as “EITF D-42 allocations.”  The remaining net income is allocated to our common shares and our restricted share units based upon the dividends declared during the period, combined with participation rights in undistributed earnings.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income (loss) from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$202,465	$117,950	$460,151	$397,524

Eliminate: Discontinued operations allocable to common shareholders	(11,935)	(1,641)	(12,403)	(1,786)

Net income from continuing operations allocable to common shareholders	$190,530	$116,309	$447,748	$395,738

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	170,576	169,728	170,460	169,512
Net effect of dilutive stock options - based on treasury stock method	1,124	1,102	1,098	1,026
Diluted weighted average common shares outstanding	171,700	170,830	171,558	170,538

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

3.	Real Estate Facilities

Activity in real estate facilities is as follows:

Nine Months Ended September 30, 2012
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,777,576
Capital improvements	58,642
Acquisition of real estate facilities	147,461
Disposition of real estate facilities	(9,275)
Current development	5,265
Impact of foreign exchange rate changes	1,037
Ending balance	10,980,706
Accumulated depreciation:
Beginning balance	(3,398,379)
Depreciation expense	(256,457)
Disposition of real estate facilities	5,230
Impact of foreign exchange rate changes	(394)
Ending balance	(3,650,000)
Total real estate facilities at September 30, 2012	$7,330,706

During the nine months ended September 30, 2012, we acquired 14 operating self-storage facilities (1,148,000 net rentable square feet) for an aggregate cost of $143.8 million of cash.  The aggregate cost was allocated $137.1 million to real estate facilities and $6.7 million to intangible assets.

During the nine months ended September 30, 2012, we began to consolidate a limited partnership that we had previously accounted for using the equity method (see Note 4).  The three self-storage facilities (183,000 net rentable square feet) owned by this entity, having an aggregate fair market value of $10.4 million, have been added to our operating facilities.

4.	Investments in Real Estate Entities

The following tables set forth our investments in the Unconsolidated Real Estate Entities at September 30, 2012 and December 31, 2011, and our equity in earnings of the Unconsolidated Real Estate Entities for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2012	December 31, 2011
PSB	$316,634	$328,508
Shurgard Europe	391,612	375,467
Other Investments	8,155	10,652
Total	$716,401	$714,627

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	Equity in Earnings of Unconsolidated Real Estate Entities for the Three Months Ended September 30,		Equity in Earnings of Unconsolidated Real Estate Entities for the Nine Months Ended September 30,
	2012	2011	2012	2011
PSB	$2,801	$8,117	$5,427	$22,982
Shurgard Europe	9,442	6,702	23,764	17,471
Other Investments	399	450	1,162	1,302
Total	$12,642	$15,269	$30,353	$41,755

During the nine months ended September 30, 2012 and 2011, we received cash distributions from the Unconsolidated Real Estate Entities totaling $33.5 million and $41.9 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange, and controls an operating partnership.  We have an approximate 41% common equity interest in PSB as of September 30, 2012 and December 31, 2011, respectively, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in the operating partnership.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2012 ($66.82 per share of PSB common stock), the shares and units we own had a market value of approximately $875.8 million.

The following tables set forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.
	2012	2011
	(Amounts in thousands)
For the nine months ended September 30:
Total revenue	$257,813	$223,411
Costs of operations	(85,126)	(74,589)
Depreciation and amortization	(81,326)	(63,100)
General and administrative	(6,925)	(4,683)
Other items	(15,541)	(433)
Net income	68,895	80,606
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(55,815)	(24,366)
Net income allocated to common shareholders and common unitholders	$13,080	$56,240

(a) Includes EITF D-42 allocations to preferred equity holders of $17.3 million and from preferred equity holders of $7.4 million, during the nine months ended September 30, 2012 and 2011, respectively, related to PSB’s redemption of preferred securities.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	September 30, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily real estate)	$2,300,809	$2,138,619
Debt	481,448	717,084
Other liabilities	205,906	60,940
Preferred stock and units	885,000	604,129
Common equity and units	728,455	756,466

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities located in Europe operating under the “Shurgard” name.  We and our joint venture partner provided the funding for this acquisition (See Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to increase approximately $6.7 million and $0.3 million during the nine months ended September 30, 2012 and 2011, respectively.

We receive interest on the loans due from Shurgard Europe and trademark license fees, of which 49% is classified as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

	For the Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)
Our 49% equity share of:
Shurgard Europe’s net income (loss)	$9,444	$(2,874)
Interest income and trademark license fee	14,320	20,345

Total equity in earnings of Shurgard Europe	$23,764	$17,471

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the two joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(Amounts in thousands)

Self-storage and ancillary revenues	$182,315	$196,004
Self-storage and ancillary cost of operations	(73,616)	(82,051)
Trademark license fee payable to Public Storage	(1,825)	(1,844)
Depreciation and amortization	(46,067)	(54,655)
General and administrative	(10,141)	(9,191)
Interest expense on third party debt	(6,290)	(11,020)
Interest expense on debt due to Public Storage	(27,400)	(39,675)
Gain on disposition of real estate facility	2,208	-
Other	89	(617)
Net income (loss)	19,273	(3,049)

Net income allocated to noncontrolling equity interests	-	(2,816)
Net income (loss) allocated to Shurgard Europe	$19,273	$(5,865)

Average exchange rates Euro to the U.S. Dollar	1.282	1.406

	September 30,	December 31,
	2012	2011
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,391,789	$1,430,307
Total debt to third parties	221,283	280,065
Total debt to Public Storage	399,794	402,693
Other liabilities	77,917	85,917
Equity	692,795	661,632

Exchange rate of Euro to U.S. Dollar	1.286	1.295

Other Investments

At September 30, 2012, the “Other Investments” include an aggregate common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

During the nine months ended September 30, 2012, we began to consolidate a limited partnership due to a change in control.  As a result, we recorded a gain of $1.3 million representing the difference between the aggregate fair value of our existing investment ($3.1 million) and the book value ($1.8 million).  The $3.1 million fair value of our existing investment was allocated to real estate facilities ($10.4 million), intangible assets ($0.9 million), and permanent noncontrolling interests ($8.2 million).

The following table sets forth certain condensed financial information (representing all of these entities’ balances and not our pro-rata share) with respect to the Other Investments:

	2012	2011
	(Amounts in thousands)
For the nine months ended September 30:
Total revenue	$10,128	$9,801
Cost of operations and other expenses	(3,771)	(3,778)
Depreciation and amortization	(1,586)	(1,700)
Net income	$4,771	$4,323

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

	September 30, 2012	December 31, 2011
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$28,195	$29,510
Total accrued and other liabilities	2,008	1,396
Total Partners’ equity	26,187	28,114

5.	Loans Receivable from Unconsolidated Real Estate Entities

As of September 30, 2012 and December 31, 2011, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($399.8 million at September 30, 2012 and $402.7 million at December 31, 2011),  which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain.”  We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For the three and nine months ended September 30, 2011, we recorded interest income of approximately $0.1 million and $0.7 million, respectively, related to the loan.  The loan was repaid in 2011.

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

For the three and nine months ended September 30, 2012, we recorded interest income (representing 51% of the aggregate interest received; see Note 4) on the Euro-denominated loan to Shurgard Europe of approximately $4.6 million and $14.0 million, respectively, as compared to $5.9 million and $20.2 million for the same periods in 2011.  During the nine months ended September 30, 2011, we received $1.5 million in other income from our joint venture partner for our interim funding of its 51% pro rata share of Shurgard Europe’s cost to acquire the interests.

We believe that the interest rate on the loan to Shurgard Europe approximates the market rate for loans with similar credit characteristics and tenor, and that the fair value of the loan approximates book value.  In evaluating the fair value and appropriate market rate of the loan, we considered that Shurgard Europe has sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk is mitigated.  The characteristics of the loan to Shurgard Europe and comparative metrics utilized in our evaluation represent significant unobservable inputs, which are “Level 3” inputs as the term is utilized in Codification Section 820-10-35-52.

6.	Line of Credit and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear an annual interest rate ranging from LIBOR plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at September 30, 2012).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at September 30, 2012).  We had no outstanding borrowings on our Credit Facility at September 30, 2012 or at November 8, 2012.  We had undrawn standby letters of credit, which reduce our borrowing capacity with respect to the Credit Facility by the amount of the letters of credit, totaling $15.3 million at September 30, 2012 ($18.4 million at December 31, 2011).

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The carrying amounts of our notes payable at September 30, 2012 and December 31, 2011 consist of the following (dollar amounts in thousands):

	September 30, 2012	December 31, 2011
Unsecured Notes Payable:

5.9% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$186,460

Secured Notes Payable:

5.1% average effective rate, secured by 67 facilities with a net book value of approximately $373 million at September 30, 2012 and stated note rates between 4.95% and 7.43%, maturing at varying dates between January 2013 and September 2028 (carrying amount includes $1,425 of unamortized premium at September 30, 2012 and $2,665 at December 31, 2011)	161,483	211,854

Total notes payable	$347,943	$398,314

Substantially all of our debt was assumed in connection with the acquisition of real estate.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed.  This initial premium or discount is amortized over the remaining term of the debt using the effective interest method.

The notes payable and Credit Facility have various customary restrictive covenants, all of which we were in compliance with at September 30, 2012.

At September 30, 2012, approximate principal maturities of our notes payable are as follows (amounts in thousands):

	Unsecured Notes Payable	Secured Notes Payable	Total
2012 (remainder)	$-	$1,799	$1,799
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$161,483	$347,943
Weighted average effective rate	5.9%	5.1%	5.5%

Cash paid for interest totaled $16.6 million and $21.5 million for the nine months ended September 30, 2012 and 2011, respectively.  No interest was capitalized for the nine months ended September 30, 2012 ($0.3 million for the same period in 2011).

7.	Noncontrolling Interests

Third party interests in the net assets of the Subsidiaries that can require us to redeem their interests, other than pursuant to a liquidation, are presented at estimated fair value as “Redeemable Noncontrolling Interests.”  We estimate fair value by applying the liquidation provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  Adjustments recorded due to changes in the fair value of these interests are recorded against retained earnings.  All other noncontrolling interests are presented as a component of equity, “Equity of Permanent Noncontrolling Interests.”

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Redeemable Noncontrolling Interests

At December 31, 2011, the Redeemable Noncontrolling Interests represented ownership interests in Subsidiaries that own 14 self-storage facilities.  During the three months ended March 31, 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash, of which $11.9 million was recorded as a reduction to redeemable noncontrolling interests and $8.0 million was recorded as a reduction to paid-in capital.  During the three months ended September 30, 2011, we allocated a total of $0.2 million of income to these interests.  During the nine months ended September 30, 2012 and 2011, we allocated a total of $0.2 million and $0.7 million, respectively, of income to these interests and paid distributions to these interests totaling $0.7 million and $0.9 million during the nine months ended September 30, 2012 and 2011, respectively.

Permanent Noncontrolling Interests

At September 30, 2012, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that own 15 self-storage facilities and own 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During the three and nine months ended September 30, 2012, we allocated a total of $0.9 million and $2.3 million, respectively, in income to our Permanent Noncontrolling Interests.  During the same periods in 2011, we allocated a total of $3.1 million and $11.6 million, respectively, in income to our Permanent Noncontrolling Interests.  During the nine months ended September 30, 2012 and 2011, we paid $3.6 million and $11.4 million, respectively, in distributions to our Permanent Noncontrolling Interests.

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during the nine months ended September 30, 2012 a total of $8.2 million in connection with consolidating a partnership.

During the nine months ended September 30, 2012, we acquired additional interests in the Subsidiaries for $1.0 million in cash, of which $0.1 million was recorded as a reduction to permanent noncontrolling interests and the remainder as a reduction to paid-in capital.

During the year ended December 31, 2011, we acquired Permanent Noncontrolling Interests for an aggregate of $175.5 million in cash and our common shares.

8.	Public Storage Shareholders’ Equity

Cumulative Preferred Shares

At September 30, 2012 and December 31, 2011, we had the following series of Cumulative Preferred Shares outstanding:

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

			At September 30, 2012		At December 31, 2011
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	-	$-	5,300	$132,500
Series X	11/13/08	6.450%	-	-	4,800	120,000
Series Y	1/2/09	6.850%	-	-	350,900	8,772
Series Z	3/5/09	6.250%	4,500	112,500	4,500	112,500
Series A	3/31/09	6.125%	4,600	115,000	4,600	115,000
Series C	9/13/09	6.600%	-	-	4,425	110,625
Series D	2/28/10	6.180%	5,400	135,000	5,400	135,000
Series E	4/27/10	6.750%	-	-	5,650	141,250
Series F	8/23/10	6.450%	-	-	9,893	247,325
Series L	10/20/11	6.750%	-	-	8,267	206,665
Series M	1/9/12	6.625%	-	-	19,065	476,634
Series N	7/2/12	7.000%	-	-	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/16	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/17	5.900%	18,400	460,000	-	-
Series T	3/13/17	5.750%	18,500	462,500	-	-
Series U	6/15/17	5.625%	11,500	287,500	-	-
Series V	9/20/17	5.375%	19,800	495,000	-	-
Total Cumulative Preferred Shares			128,000	$3,200,000	475,000	$3,111,271

The holders of our Cumulative Preferred Shares have general preference rights with respect to liquidation and quarterly distributions.  Except under certain conditions and as noted below, holders of the Cumulative Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At September 30, 2012, there were no dividends in arrears.

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

Upon issuance of our Cumulative Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During the first nine months of 2012, we issued an aggregate 68.2 million depositary shares, each representing 1/1,000 of our of our Series S, Series T, Series U, and Series V Cumulative Preferred Shares, at an issuance price of $25 per depositary share, for a total of $1.7 billion in gross proceeds, and we incurred an aggregate of $53.5 million in issuance costs.

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

In the nine months ended September 30, 2012, we redeemed our Series C, Series E, Series L, Series M, Series N, Series W and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $1.2 billion.

In the three months ended September 30, 2012, we called for redemption our Series F and Series X Cumulative Preferred Shares.  The aggregate liquidation value (at par) of $367.3 million was reclassified as a liability at September 30, 2012.  The Series F and Series X Cumulative Preferred Shares were redeemed in October 2012.

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

In July 2011, we issued 19.5 million depositary shares each representing 1/1,000 of our 6.350% Cumulative Preferred Shares, Series R for gross proceeds of $487.5 million, and we incurred $15.5 million in issuance costs.

In August 2011, we redeemed our Series K Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $424.8 million.

On September 30, 2011, we redeemed our Series G Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $100.0 million.

We recorded a $11.4 million and a $49.7 million EITF D-42 allocation of income from our common shareholders to the holders of our Cumulative Preferred Shares in the three and nine months ended September 30, 2012, respectively, in connection with our preferred redemption activities ($16.2 million and $32.1 million for the three and nine months ended September 30, 2011, respectively).

Dividends

Common share dividends, including amounts paid to our restricted share unitholders, totaled $188.3 million ($1.10 per share) and $162.0 million ($0.95 per share), for the three months ended September 30, 2012 and 2011, respectively, and $564.7 million ($3.30 per share) and $459.3 million ($2.70 per share), for the nine months ended September 30, 2012 and 2011, respectively.  Preferred share dividends totaled $49.3 million and $56.7 million for the three months ended September 30, 2012 and 2011, respectively, and $156.3 million and $172.9 million for the nine months ended September 30, 2012 and 2011, respectively.

9.	Related Party Transactions

The Hughes Family owns approximately 16.0% of our common shares outstanding at September 30, 2012.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

We reinsure risks relating to loss of goods stored by tenants in the self-storage facilities in Canada.  During each of the nine month periods ended September 30, 2012 and 2011, we received $0.4 million in reinsurance premiums attributable to the Canadian facilities.  Since our right to provide tenant reinsurance to the Canadian facilities may be qualified, there is no assurance that these premiums will continue.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company and certain affiliates of the Company for occurrences prior to April 1, 2004.

In August 2011, we acquired through mergers the interests we did not own in five limited partnerships for $54.6 million paid to the Hughes Family and $100.8 million paid to the other third-party limited partners (the “Other Partners”).  In separate transactions in June and August 2011, we acquired interests in other entities from the Hughes Family for $13.5 million in cash.  All amounts paid were based upon independent property appraisals and the liquidation terms of the partnerships.  A special committee of our Board of Trustees unanimously determined that the transactions were fair and advisable to and in the best interests of Public Storage’s shareholders (other than the Hughes Family) and to the Other Partners, and an investment banking firm appointed by the special committee concluded that the amounts paid to the Other Partners was fair to them, from a financial point of view.  Mr. Hughes, a former trustee, is indemnified for any litigation arising from these transactions.  Mr. Hughes, who was co-general partner with Public Storage in certain of these entities, has withdrawn as general partner from each entity.

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

We amortize the grant-date fair value of awards (net of anticipated forfeitures) as compensation expense over the service period.  The service period generally begins on the grant date and ends on the earlier of the vesting date or the date when the recipient would not forfeit unvested grants upon termination.  The service period begins on the date services begin to be provided, rather than on the grant date, when i) all the requirements of a grant have been met, except that the Company and the recipient have not reached a mutual understanding of the key terms of the award, and ii) no future services are required following the grant date.

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

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the three and nine months period ended September 30, 2012, we recorded $0.7 million and $2.0 million, respectively, in compensation expense related to stock options, as compared to $0.8 million and $2.3 million for the same periods in 2011.

During the nine months ended September 30, 2012, 35,000 stock options were granted, 304,389 options were exercised and 31,400 options were forfeited.  A total of 2,290,277 stock options were outstanding at September 30, 2012 (2,591,066 at December 31, 2011).

Restricted Share Units

RSUs vest ratably over a three to eight-year period from the date they are legally granted.  The grantee receives additional compensation for each outstanding RSU, classified as dividends paid, equal to the per-share dividends received by common shareholders.  When RSUs are forfeited, any dividends previously paid on such forfeited RSUs are expensed.  When RSUs vest, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits, equal to the vesting-date fair value of the withheld shares, made by the Company to satisfy the employee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

During the nine months ended September 30, 2012, 150,400 RSUs were granted, 60,150 RSUs were forfeited and 144,472 RSUs vested.  This vesting resulted in the issuance of 91,366 common shares.  In addition, tax deposits totaling $6.9 million were made on behalf of employees in exchange for 53,106 common shares withheld upon vesting.

RSUs outstanding at September 30, 2012 and December 31, 2011 were 647,277 and 701,499, respectively.  A total of $6.4 million and $16.4 million in RSU expense (including employer taxes incurred upon vesting) was recorded for the three and nine months ended September 30, 2012, respectively, as compared to $5.4 million and $15.7 million for the same periods in 2011.

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
September 30, 2012
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

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At September 30, 2012, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the three months ended September 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$440,918	$-	$-	$-	$440,918
Ancillary operations	-	-	3,457	28,556	32,013
	440,918	-	3,457	28,556	472,931

Expenses:
Self-storage facilities	127,367	-	-	-	127,367
Ancillary operations	-	-	1,100	8,757	9,857
Depreciation and amortization	89,194	-	703	-	89,897
General and administrative	-	-	-	15,298	15,298
	216,561	-	1,803	24,055	242,419

Operating income	224,357	-	1,654	4,501	230,512

Interest and other income	-	4,890	-	554	5,444
Interest expense	-	-	-	(4,926)	(4,926)
Equity in earnings of unconsolidated real estate entities	399	9,442	2,801	-	12,642
Foreign currency exchange gain	-	9,019	-	-	9,019
Gain on real estate sales	193	-	-	-	193
Income from continuing operations	224,949	23,351	4,455	129	252,884
Discontinued operations	11,935	-	-	-	11,935
Net income	$236,884	$23,351	$4,455	$129	$264,819

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the three months ended September 30, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$415,552	$-	$-	$-	$415,552
Ancillary operations	-	-	3,590	26,421	30,011
	415,552	-	3,590	26,421	445,563

Expenses:
Self-storage cost of operations	128,787	-	-	-	128,787
Ancillary cost of operations	-	-	1,381	8,412	9,793
Depreciation and amortization	90,162	-	659	-	90,821
General and administrative	-	-	-	14,116	14,116
Asset impairment charges	297	-	-	1,889	2,186
	219,246	-	2,040	24,417	245,703

Operating income	196,306	-	1,550	2,004	199,860

Interest and other income	-	5,979	141	755	6,875
Interest expense	-	-	-	(5,862)	(5,862)
Equity in earnings of unconsolidated real estate entities	450	6,702	8,117	-	15,269
Foreign currency exchange loss	-	(28,253)	-	-	(28,253)
Gain on real estate sales and debt retirement, net	3,135	-	-	1,848	4,983
Income (loss) from continuing operations	199,891	(15,572)	9,808	(1,255)	192,872
Discontinued operations	2,021	-	-	(380)	1,641
Net income (loss)	$201,912	$(15,572)	$9,808	$(1,635)	$194,513

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the nine months ended September 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,268,256	$-	$-	$-	$1,268,256
Ancillary operations	-	-	10,596	82,426	93,022
	1,268,256	-	10,596	82,426	1,361,278

Expenses:
Self-storage cost of operations	395,381	-	-	-	395,381
Ancillary cost of operations	-	-	3,620	25,536	29,156
Depreciation and amortization	263,109	-	2,086	-	265,195
General and administrative	-	-	-	44,117	44,117
	658,490	-	5,706	69,653	733,849

Operating income	609,766	-	4,890	12,773	627,429

Interest and other income	-	14,905	-	1,734	16,639
Interest expense	-	-	-	(15,327)	(15,327)
Equity in earnings of unconsolidated real estate entities	1,162	23,764	5,427	-	30,353
Foreign currency exchange loss	-	(2,481)	-	-	(2,481)
Gain on real estate sales	1,456	-	-	-	1,456
Income (loss) from continuing operations	612,384	36,188	10,317	(820)	658,069
Discontinued operations	12,403	-	-	-	12,403
Net income (loss)	$624,787	$36,188	$10,317	$(820)	$670,472

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

For the nine months ended September 30, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,194,753	$-	$-	$-	$1,194,753
Ancillary operations	-	-	11,010	74,807	85,817
	1,194,753	-	11,010	74,807	1,280,570

Expenses:
Self-storage cost of operations	393,446	-	-	-	393,446
Ancillary cost of operations	-	-	4,247	24,057	28,304
Depreciation and amortization	266,267	-	1,987	-	268,254
General and administrative	-	-	-	40,944	40,944
Asset impairment charges	297	-	-	1,889	2,186
	660,010	-	6,234	66,890	733,134

Operating income	534,743	-	4,776	7,917	547,436

Interest and other income	-	22,636	664	1,918	25,218
Interest expense	-	-	-	(18,779)	(18,779)
Equity in earnings of unconsolidated real estate entities	1,302	17,471	22,982	-	41,755
Foreign currency exchange gain	-	13,495	-	-	13,495
Gain on real estate sales and debt retirement, net	3,263	-	-	1,848	5,111
Income (loss) from continuing operations	539,308	53,602	28,422	(7,096)	614,236
Discontinued operations	2,166	-	-	(380)	1,786
Net income (loss)	$541,474	$53,602	$28,422	$(7,476)	$616,022

PUBLIC STORAGE
CONDENSED NOTES TO FINANCIAL STATEMENTS
September 30, 2012
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

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $5.0 million resulting from any one individual event, to a limit of $15.0 million.  At September 30, 2012, there were approximately 700,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.6 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

13.	Subsequent Events

During October 2012, we acquired three self-storage properties located in Texas, Arizona and New York (336,000 net rentable square feet) for an aggregate purchase price of $37.3 million in cash.

As of November 8, 2012, we have acquired or are under contract to acquire (subject to contingencies) three additional self-storage facilities (two located in Georgia and one in California) with 291,000 net rentable square feet, for approximately $26.7 million in cash.

On November 8, 2012, we announced that we will call for redemption our 6.250% Series Z, 6.125% Series A, and 6.180% Series D Cumulative Preferred Shares, at par, totaling $362.5 million.  These securities will be redeemed on December 27, 2012.  We expect to incur EITF D-42 allocations to the preferred shareholders totaling approximately $12.0 million in the three months ending December 31, 2012 in connection with these redemptions.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our financial statements and accompanying notes.  The notes to our September 30, 2012 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our financial statements and related disclosures.

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

Our evaluation that we have met the REIT requirements could be incorrect, because compliance with the tax rules requires factual determinations, and circumstances we have not identified could result in noncompliance with the tax requirements in current or prior years.  For any taxable year that we fail to qualify as a REIT and for which applicable statutory relief provisions did not apply, we would be taxed at the regular corporate rates on all of our taxable income for at least that year and the ensuing four years, we could be subject to penalties and interest, and our net income would be materially different from the amounts estimated in our financial statements.

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

Overview

Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner of self-storage facilities in the U.S., which represents our Domestic Self-Storage segment.  A large portion of management time is focused on maximizing revenues and managing expenses at our self-storage facilities, which is the primary driver of our net income and cash flow from operations and represent 93% of our revenues for the nine months ended September 30, 2012.

Most of our facilities compete with other well-managed and well-located competitors.  In addition, we are subject to general economic conditions, particularly conditions that affect the spending habits of consumers and moving trends.  We believe that we possess several business characteristics, as described in our Form 10-K for the year ended December 31, 2011, which enable us to compete effectively, including our centralized information networks, national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale.

The remainder of our operations is comprised of our European Self-Storage segment through our investment in Shurgard Europe, our Commercial segment primarily through our investment in PS Business Parks, Inc. (“PSB”), and the operations not allocated to any segment, each of which is described in Note 11 to our September 30, 2012 financial statements.

Our ability to effectively deploy capital to expand our asset base is an important component of our long-term growth strategy.  Since the beginning of 2010, we have acquired 67 self-storage facilities for approximately $464 million, noncontrolling interests in subsidiaries owning self-storage facilities for $196 million, and we invested $117 million in Shurgard Europe which it used to acquire interests in self-storage facilities.

We believe that there may be opportunities to acquire additional self-storage facilities from third parties in the remainder of 2012.  There is significant competition for facilities marketed in many of the geographic locations we find attractive.  There can be no assurance that we will be able to acquire additional facilities.

We have a nominal pipeline of identified and committed development projects at September 30, 2012.  In part due to the significant increase in prices being paid for existing facilities, in many cases well above replacement cost, we have expanded our new property development efforts and we expect to increase our level of development activities over the next 12 to 18 months.  However, we believe that there are limitations on the level of investment that we can undertake.  Such limitations include limited attractively located land parcels available at a reasonable cost, extensive and substantial permitting requirements, limitations on self-storage development in certain local municipalities, and our desire to obtain an attractive return on our investment when considering the 36 to 48 months that it takes to fill up newly-developed self-storage space with tenants and other associated risks of development.  As a result, we do not expect such activities to have a significant impact upon our liquidity or earnings in the next 12 to 18 months.

Other investments we have made in the past, and may make in the future, include i) further investment in Shurgard Europe, ii) further investment in PSB, and iii) the early retirement of debt or redemption of preferred securities.  There can be no assurance that these other investment alternatives will be attractive in the long-term, or will even be available as investment alternatives.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations, due to our low levels of debt and significant cash from operations (see “Liquidity and Capital Resources” below).  However, access to capital is important to growing our property portfolio.  We choose between the issuance of common and preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common equity only in connection with mergers and the acquisition of interests in real estate entities.  Our ability to raise capital with favorable terms is dependent upon capital market conditions.  When market conditions are favorable, we have generally been able to raise capital as necessary; however, there can be no assurance that future market conditions will permit us to do so.  During the year ended December 31, 2011, we issued approximately $863 million of preferred securities.  During the nine months ended September 30, 2012, we issued another $1.7 billion of preferred securities, including $495.0 million of preferred securities issued most recently at a coupon of 5.375%.

At September 30, 2012, we had approximately $536 million of cash.  In October 2012, we redeemed our Series F and Series X Cumulative Preferred Shares at par for approximately $367 million, and we acquired three self-storage facilities for approximately $37.3 million in cash.  As of November 8, 2012, we were under contract to acquire three self-storage facilities for approximately $26.7 million in cash, subject to contingencies.  On December 27, 2012, we will redeem our 6.250% Series Z, 6.125% Series A, and 6.180% Series D Cumulative Preferred Shares, at par, totaling $362.5 million.  We expect to fund these activities with cash on hand, the issuance of equity securities, or borrowings on our line of credit.  We have no other significant commitments until 2013, when $264.9 million of existing debt comes due.

Results of Operations

Operating Results for the Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, net income allocable to our common shareholders was $202.5 million or $1.18 per diluted common share compared to $118.0 million or $0.69 per diluted common share for the same period in 2011, representing an increase of $84.5 million or $0.49 per diluted common share.  This increase is due to (i) a $37.3 million increase resulting from foreign currency exchange gains and losses incurred in translating the value of our Euro-denominated loan receivable from Shurgard Europe into a U.S. Dollar equivalent, (ii) improved property operations and (iii) reduced allocations of income to our preferred shareholders due primarily to lower average coupon rates and lower average outstanding preferred shares.

Operating Results for the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, net income allocable to our common shareholders was $460.2 million or $2.68 per diluted common share, compared to $397.5 million or $2.33 per diluted common share for the same period in 2011, representing an increase of $62.7 million or $0.35 per diluted common share.  This increase is due to (i) improved property operations and (ii) a $16.7 million reduction in allocations of net income to preferred shareholders based upon distributions paid due to lower average coupon rates and lower average outstanding preferred shares, offset partially by (iii) a $27.8 million decrease in earnings due to the application of EITF D-42 to our and PSB’s redemptions of preferred securities, and (iv) a $16.0 million decrease due to foreign exchange gains and losses in translating our Euro-denominated loan receivable from Shurgard Europe into U.S. Dollars.

Funds from Operations

For the three months ended September 30, 2012, funds from operations (“FFO”) was $1.73 per diluted common share as compared to $1.29 for the same period in 2011, representing an increase of 34.1%.

For the three months ended September 30, 2012, FFO was impacted by a foreign currency exchange gain of $9.0 million (compared to a $28.3 million loss for the same period in 2011) and a $12.9 million charge in applying EITF D-42 due to redemptions of preferred securities, including our equity share of PSB (compared to a $16.2 million charge for the same period in 2011).

For the nine months ended September 30, 2012, FFO was $4.46 per diluted common share as compared to $4.17 for the same period in 2011, representing an increase of 7.0%.

For the nine months ended September 30, 2012, FFO was impacted by a foreign currency exchange loss of $2.5 million (compared to a $13.5 million gain for the same period in 2011) and a $56.9 million charge in applying EITF D-42 due to redemptions of preferred securities, including our equity share of PSB (compared to a $29.1 million net charge for the same period in 2011).

Our FFO was also impacted by other items such as impairment charges with respect to non-real estate assets, our equity share of PSB’s lease termination benefits, and costs associated with the acquisition of real estate facilities, which reduced FFO per diluted common share $0.02 in the nine months ended September 30, 2012, and $0.01 in each of the three and nine months ended September 30, 2011.

The following table provides a summary of the per-share impact of the items noted above (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
FFO per diluted common share prior to adjustments for the following items	$1.76	$1.56	12.8%	$4.82	$4.27	12.9%

Foreign currency exchange gain (loss)	0.05	(0.17)		(0.01)	0.08
Application of EITF D-42	(0.08)	(0.09)		(0.33)	(0.17)
Other items, net	-	(0.01)		(0.02)	(0.01)

FFO per diluted common share, as reported	$1.73	$1.29	34.1%	$4.46	$4.17	7.0%

    FFO is a term defined by the National Association of Real Estate Investment Trusts.  It is generally defined as net income before depreciation, gains and losses, and impairment charges with respect to real estate assets.  FFO is presented because management and many analysts consider FFO to be one measure of the performance of real estate companies.  In addition, we believe that FFO is helpful to investors as an additional measure of the performance of a REIT, because net income includes the impact of depreciation, which assumes that the value of real estate diminishes predictably over time, while we believe that the value of real estate fluctuates due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO is not a substitute for our cash flow or net income as a measure of our liquidity or operating performance or our ability to pay dividends.  Other REITs may not compute FFO in the same manner; accordingly, FFO may not be comparable among REITs. See the following reconciliation of net income to FFO.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands, except per share data)
Computation of FFO allocable to Common Shares:
Net income	$264,819	$194,513	$670,472	$616,022
Add back – depreciation and amortization, including amounts classified as discontinued operations	89,991	90,956	265,517	268,695
Add back – depreciation from unconsolidated real estate investments	18,391	17,925	56,955	52,351
Eliminate – gains on sale of real estate investments, including discontinued operations and from unconsolidated real estate investments	(13,010)	(5,943)	(14,273)	(5,818)
FFO allocable to equity holders	360,191	297,451	978,671	931,250
Less allocations of FFO to:
Noncontrolling equity interests	(1,730)	(3,784)	(4,950)	(13,696)
Preferred shareholders - distributions	(49,267)	(56,670)	(156,272)	(172,926)
Preferred shareholders - redemptions	(11,350)	(16,178)	(49,677)	(32,077)
Restricted share unitholders	(1,198)	(641)	(2,990)	(2,060)
FFO allocable to Common Shares	$296,646	$220,178	$764,782	$710,491
Diluted weighted average common shares outstanding	171,700	170,830	171,558	170,538
FFO per diluted common share	$1.73	$1.29	$4.46	$4.17

Real Estate Operations

Self-Storage Operations: Our domestic self-storage operations are by far our largest segment, representing 93% of our revenues for the nine months ended September 30, 2012.  We analyze our domestic self-storage operations in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2010, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations Summary	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$412,641	$393,819	4.8%	$1,191,269	$1,135,859	4.9%
Non Same Store Facilities	28,277	21,733	30.1%	76,987	58,894	30.7%
Total rental income	440,918	415,552	6.1%	1,268,256	1,194,753	6.2%
Cost of operations:
Same Store Facilities	118,566	121,338	(2.3)%	370,291	372,409	(0.6)%
Non Same Store Facilities	8,801	7,449	18.2%	25,090	21,037	19.3%
Total cost of operations	127,367	128,787	(1.1)%	395,381	393,446	0.5%
Net operating income (a):
Same Store Facilities	294,075	272,481	7.9%	820,978	763,450	7.5%
Non Same Store Facilities	19,476	14,284	36.3%	51,897	37,857	37.1%
Total net operating income	313,551	286,765	9.3%	872,875	801,307	8.9%
Total depreciation and amortization expense:
Same Store Facilities	(78,452)	(79,229)	(1.0)%	(235,876)	(240,679)	(2.0)%
Non Same Store Facilities	(10,742)	(10,933)	(1.7)%	(27,233)	(25,588)	6.4%
Total depreciation and amortization expense	(89,194)	(90,162)	(1.1)%	(263,109)	(266,267)	(1.2)%

Total net income	$224,357	$196,603	14.1%	$609,766	$535,040	14.0%

Number of facilities at period end:
Same Store Facilities				1,941	1,941	-
Non Same Store Facilities				114	95	20.0%
Net rentable square footage at period end (in thousands):
Same Store Facilities				122,464	122,464	-
Non Same Store Facilities				8,412	6,877	22.3%

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

Same Store Facilities

The Same Store Facilities represent those 1,941 facilities that have been owned and operated on a stabilized basis since January 1, 2010, and therefore, provide meaningful comparisons for 2011 and 2012.  The following table summarizes the historical operating results of these facilities:

SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$391,461	$372,301	5.1%	$1,130,548	$1,076,400	5.0%
Late charges and administrative fees	21,180	21,518	(1.6)%	60,721	59,459	2.1%
Total revenues (a)	412,641	393,819	4.8%	1,191,269	1,135,859	4.9%

Cost of operations:
Property taxes	40,580	39,550	2.6%	125,563	121,196	3.6%
On-site property manager payroll	24,694	25,289	(2.4)%	74,973	76,481	(2.0)%
Repairs and maintenance	8,487	10,960	(22.6)%	31,097	32,718	(5.0)%
Utilities	10,153	10,501	(3.3)%	27,852	29,175	(4.5)%
Media advertising	1,239	2,144	(42.2)%	6,275	9,550	(34.3)%
Other advertising and selling expense	8,943	7,816	14.4%	24,968	24,589	1.5%
Other direct property costs	8,739	8,917	(2.0)%	26,492	27,215	(2.7)%
Supervisory payroll	8,191	8,199	(0.1)%	25,630	24,605	4.2%
Allocated overhead	7,540	7,962	(5.3)%	27,441	26,880	2.1%
Total cost of operations (a)	118,566	121,338	(2.3)%	370,291	372,409	(0.6)%
Net operating income (b)	294,075	272,481	7.9%	820,978	763,450	7.5%
Depreciation and amortization expense	(78,452)	(79,229)	(1.0)%	(235,876)	(240,679)	(2.0)%
Net income	$215,623	$193,252	11.6%	$585,102	$522,771	11.9%
Gross margin (before depreciation and amortization expense)	71.3%	69.2%	3.0%	68.9%	67.2%	2.5%

Weighted average for the period:
Square foot occupancy (c)	92.7%	92.2%	0.5%	91.9%	91.5%	0.4%
Realized annual rent per occupied square foot (d)(e)	$13.79	$13.19	4.5%	$13.39	$12.81	4.5%
REVPAF (e)(f)	$12.79	$12.16	5.2%	$12.31	$11.72	5.0%
Weighted average at September 30:
Square foot occupancy				92.5%	91.7%	0.9%
In place annual rent per occupied square foot (g)				$14.63	$14.13	3.5%
Total net rentable square feet (in thousands)				122,464	122,464	-
Number of facilities				1,941	1,941	-

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30, 2012 and 2011.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)
Realized annual rent per occupied square foot is computed by annualizing the result of dividing rental income (which excludes late charges and administrative fees) by the weighted average occupied square feet for the period.  Realized annual rent per occupied square foot takes into consideration promotional discounts that reduce rental income from the contractual amounts due.

(e)
Late charges and administrative fees are excluded from the computation of realized annual rent per occupied square foot and realized annual rent per available foot (“REVPAF”).  Exclusion of these amounts provides a better measure of our ongoing level of revenue because late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins.

(f)	REVPAF is computed by dividing rental income (which excludes late charges and administrative fees) by the total available net rentable square feet for the period.

(g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Revenues generated by our Same Store Facilities increased by 4.8% and 4.9% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011 due primarily to increased   average rental rates charged to our tenants.  These rate increases were due to annual increases for tenants that have been renting longer than one year and to reductions in promotional discounts to $24.1 million and $67.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $26.7 million and $71.3 million for the same periods in 2011, respectively.

Average rental rates to new tenants increased 1.2% and move in volumes increased 3.4% for the three months ended September 30, 2012, as compared to the same period in 2011.  For the nine months ended September 30, 2012, average rental rates for new tenants were flat and move-in volumes increased 2.6% as compared to the same period in 2011.

Our operating strategy is to maintain occupancy levels for our Same Store Facilities at an average of at least 90% for the full year.  In order to achieve this strategy, we evaluate changes in traffic patterns of new tenants renting space and the volume of existing tenants vacating.  In response to these trends, we increase or decrease rental rates, promotional discounts offered and the frequency of television advertising.  We experience seasonal fluctuations in occupancy levels with occupancies generally higher in the summer months than in the winter months.  Consequently, rates charged to new tenants are typically higher in the summer months than in the winter months.

Notwithstanding high current occupancy levels compared to historical levels, we intend to continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  Based upon current trends, we expect positive year-over-year growth in rental income to continue.

Cost of operations (excluding depreciation and amortization) decreased 2.3% and 0.6% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  The decreases were due primarily to reductions in on-site property manager payroll, repairs and maintenance, and media advertising, offset partially by an increase in property tax expense.

Property tax expense increased 2.6% and 3.6% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  We expect property tax expense growth of approximately 3.5% in the year ending December 31, 2012, due primarily to higher assessed values.

On-site property manager payroll expense decreased approximately 2.4% and 2.0% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, due primarily to lower incentive compensation.   We expect payroll expense to be relatively flat in the remainder of 2012, compared to 2011.

Repairs and maintenance expenditures decreased 22.6% and 5.0% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of periodic needs throughout our portfolio, inflation in material and labor costs, and random events.  Included in our repairs and maintenance expenditures in the nine months ended September 30, 2012 and 2011, respectively, was approximately $2.2 million and $3.5 million, respectively, in snow removal costs.  During the three months ended March 31, 2012, we accelerated some of our normal repair and maintenance expenditures due to mild weather, and as a result, repairs and maintenance expenditures were lower in the six months ended September 30, 2012, as compared to the same period in 2011.  During the three months ending December 31, 2012, we expect repairs and maintenance expense to be flat as compared to the same period in 2011.

Utility expenses decreased 3.3% and 4.5% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  These decreases are due primarily to reduced usage driven by milder weather.  It is difficult to estimate future utility cost levels because utility costs are primarily dependent upon factors such as changes in demand driven by weather and temperature, as well as fuel prices, each of which is volatile and not predictable.

Media advertising decreased 42.2% and 34.3% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  These decreases are due primarily to reductions in the number of markets in which we advertised on television.  We do not expect any spending on media advertising in the quarter ending December 31, 2012.  Media advertising costs in particular can be volatile and may increase or decrease significantly in the short-term.

Other advertising and selling expense increased 14.4% and 1.5% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.  This expense is comprised principally of yellow page, Internet advertising, and the operating costs of our telephone reservation center.  The increases are due to higher Internet advertising spending, offset partially by reduced yellow page advertising.  We expect other advertising and selling expense for the remainder of 2012 to be approximately 10% to 15% higher as compared to the same period in 2011.

Other direct property costs include administrative expenses that are solely attributable to the self-storage facilities, such as property insurance, office expenses incurred at the property, telephone and data communication lines at the properties, business license costs, and bank charges related to handling the properties’ cash deposits.  We expect moderate growth in other direct property costs in the remainder of 2012 as compared to the same period in 2011.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, was flat in the three months ended September 30, 2012, and up 4.2% in the nine months ended September 30, 2012, as compared to the same periods in 2011.  The increase in the nine months ended September 30, 2012 was due principally to increased headcount.  We expect more moderate growth in supervisory payroll in the remainder of 2012 as compared to the same period in 2011.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer).  The increase is due principally to increased headcount.  We expect moderate growth in allocated overhead in the remainder of 2012 as compared to the same period in 2011.

Impact of Hurricane Sandy

On October 30, 2012, Hurricane Sandy caused extensive damage to parts of the New Jersey/New York area (the “New York Market”).  We have 90 facilities operating in the New York Market, of which 79 facilities are included in our Same Store pool.  Property damage to our facilities appears to be minimal.  Within a few days after the storm all of our facilities were opened for business.

The New York Market is our third largest market behind Los Angeles and San Francisco, with revenues and square foot occupancy for the 79 Same Store facilities in the New York Market of $27.1 million and 93.0%, respectively, for the three months ended September 30, 2012.

We expect to incur less than $1.5 million in increased repairs and maintenance expenditures during the fourth quarter of 2012 as a result of storm damage, and do not expect any significant negative impact on our revenues.  Our evaluation, however, could change as we continue to develop and implement remediation plans.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amount)
Total revenues:
2012	$383,928	$394,700	$412,641
2011	$366,497	$375,543	$393,819	$386,196	$1,522,055

Total cost of operations:
2012	$130,682	$121,043	$118,566
2011	$128,295	$122,776	$121,338	$104,632	$477,041

Property tax expense:
2012	$43,058	$41,925	$40,580
2011	$41,382	$40,264	$39,550	$26,063	$147,259

Repairs and maintenance expense:
2012	$12,025	$10,585	$8,487
2011	$10,765	$10,993	$10,960	$12,519	$45,237

Media advertising expense:
2012	$3,145	$1,891	$1,239
2011	$4,046	$3,360	$2,144	$992	$10,542

REVPAF:
2012	$11.89	$12.25	$12.79
2011	$11.36	$11.64	$12.16	$11.96	$11.78

Weighted average realized annual rent per occupied square foot:
2012	$13.17	$13.23	$13.79
2011	$12.65	$12.61	$13.19	$13.26	$12.92

Weighted average occupancy levels for the period:
2012	90.3%	92.6%	92.7%
2011	89.8%	92.3%	92.2%	90.2%	91.2%

Analysis of Regional Trends – Same Store Facilities

The following table sets forth selected regional trends in our Same Store Facilities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Region
Revenues:
Southern California (191 facilities)	$61,281	$58,752	4.3%	$178,487	$171,565	4.0%
Northern California (167 facilities)	41,773	39,760	5.1%	121,321	114,947	5.5%
Texas (228 facilities)	41,096	38,748	6.1%	118,269	111,106	6.4%
Florida (181 facilities)	38,310	36,479	5.0%	110,991	105,605	5.1%
Illinois (121 facilities)	25,448	24,235	5.0%	73,111	69,853	4.7%
Georgia (92 facilities)	14,967	14,407	3.9%	43,318	41,433	4.5%
Washington (89 facilities)	20,622	19,683	4.8%	59,127	56,679	4.3%
All other states (872 facilities)	169,144	161,755	4.6%	486,645	464,671	4.7%
Total revenues	412,641	393,819	4.8%	1,191,269	1,135,859	4.9%

Net operating income:
Southern California	48,258	45,501	6.1%	138,364	132,694	4.3%
Northern California	32,137	30,071	6.9%	91,754	85,930	6.8%
Texas	27,686	24,743	11.9%	76,918	69,132	11.3%
Florida	25,871	23,768	8.8%	72,947	67,121	8.7%
Illinois	15,543	13,973	11.2%	40,309	36,447	10.6%
Georgia	10,546	9,782	7.8%	29,068	27,129	7.1%
Washington	15,893	14,905	6.6%	43,887	41,696	5.3%
All other states	118,141	109,738	7.7%	327,731	303,301	8.1%
Total net operating income	$294,075	$272,481	7.9%	$820,978	$763,450	7.5%

Weighted average occupancy:
Southern California	92.7%	91.9%	0.9%	92.5%	92.0%	0.5%
Northern California	93.1%	93.5%	(0.4)%	93.0%	92.8%	0.2%
Texas	93.0%	92.3%	0.8%	92.0%	91.2%	0.9%
Florida	92.3%	91.5%	0.9%	91.5%	90.8%	0.8%
Illinois	93.0%	92.3%	0.8%	92.3%	91.1%	1.3%
Georgia	91.7%	91.9%	(0.2)%	90.4%	90.5%	(0.1)%
Washington	92.2%	92.0%	0.2%	91.1%	91.2%	(0.1)%
All other states	92.8%	92.3%	0.5%	91.7%	91.5%	0.2%
Total weighted average occupancy	92.7%	92.2%	0.5%	91.9%	91.5%	0.4%

Same Store Facilities Operating Trends by Region (Continued)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands, except for weighted average data)
Realized annual rent per occupied square foot:
Southern California	$19.18	$18.49	3.7%	$18.65	$17.98	3.7%
Northern California	17.93	16.95	5.8%	17.37	16.45	5.6%
Texas	11.10	10.49	5.8%	10.76	10.19	5.6%
Florida	12.99	12.41	4.7%	12.66	12.11	4.5%
Illinois	13.53	12.93	4.6%	13.07	12.65	3.3%
Georgia	10.11	9.67	4.6%	9.90	9.43	5.0%
Washington	14.70	13.98	5.2%	14.21	13.57	4.7%
All other states	12.98	12.44	4.3%	12.61	12.06	4.6%
Total realized rent per square foot	$13.79	$13.19	4.5%	$13.39	$12.81	4.5%

REVPAF:
Southern California	$17.77	$16.99	4.6%	$17.25	$16.54	4.3%
Northern California	16.68	15.85	5.2%	16.15	15.27	5.8%
Texas	10.33	9.69	6.6%	9.90	9.29	6.6%
Florida	11.99	11.36	5.5%	11.58	10.99	5.4%
Illinois	12.58	11.93	5.4%	12.06	11.53	4.6%
Georgia	9.27	8.88	4.4%	8.95	8.53	4.9%
Washington	13.55	12.87	5.3%	12.95	12.37	4.7%
All other states	12.05	11.48	5.0%	11.56	11.03	4.8%
Total REVPAF	$12.79	$12.16	5.2%	$12.31	$11.72	5.0%

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2012 represent 114 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2010, or were acquired since January 1, 2010.  As a result of the stabilization process and timing of when the facilities were placed into service, year-over-year changes can be significant.  In the following table, “Facilities placed into service in 2012” includes 14 facilities acquired from third parties and three facilities that we obtained control of and began consolidating in the nine months ended September 30, 2012.  “Facilities placed into service in 2011” includes 11 facilities acquired from third parties, one facility that was newly developed, and two facilities that we obtained control of and began consolidating in the year ended December 31, 2011.  “Other facilities” includes 42 facilities we acquired in 2010, as well as 41 other facilities that we have owned since January 1, 2010 that are not stabilized due to the addition of more net rentable square feet or due to casualty damage.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2012	$2,806	$-	$2,806	$4,417	$-	$4,417
Facilities placed into service in 2011	3,476	1,955	1,521	9,750	3,122	6,628
Other facilities	21,995	19,778	2,217	62,820	55,772	7,048
Total rental income	28,277	21,733	6,544	76,987	58,894	18,093

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2012	$1,228	$-	$1,228	$1,962	$-	$1,962
Facilities placed into service in 2011	974	829	145	3,059	1,299	1,760
Other facilities	6,599	6,620	(21)	20,069	19,738	331
Total cost of operations	8,801	7,449	1,352	25,090	21,037	4,053

Net operating income before depreciation and amortization expense (a):
Facilities placed into service in 2012	$1,578	$-	$1,578	$2,455	$-	$2,455
Facilities placed into service in 2011	2,502	1,126	1,376	6,691	1,823	4,868
Other facilities	15,396	13,158	2,238	42,751	36,034	6,717
Total net operating income (a)	19,476	14,284	5,192	51,897	37,857	14,040
Depreciation and amortization expense	(10,742)	(10,933)	191	(27,233)	(25,588)	(1,645)
Net income	$8,734	$3,351	$5,383	$24,664	$12,269	$12,395

At September 30:
Square foot occupancy:
Facilities placed into service in 2012				79.4%	-	-
Facilities placed into service in 2011				82.0%	74.9%	9.5%
Other facilities				91.2%	87.5%	4.2%
				88.0%	85.6%	2.8%

In place annual rent per occupied square foot:
Facilities placed into service in 2012				$14.65	$-	-
Facilities placed into service in 2011				15.21	14.13	7.6%
Other facilities				16.34	15.78	3.5%
				$15.95	$15.56	2.5%

Number of Facilities:
Facilities placed into service in 2012				17	-	17
Facilities placed into service in 2011				14	12	2
Other facilities				83	83	-
				114	95	19

Net rentable square feet (in thousands):
Facilities placed into service in 2012				1,331	-	1,331
Facilities placed into service in 2011				1,166	1,011	155
Other facilities				5,915	5,866	49
				8,412	6,877	1,535

(a)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30, 2012 and 2011.

During the nine months ended September 30, 2012, we acquired 14 facilities for an aggregate cost of $143.8 million.  The weighted average aggregate capitalization rates for the 10 properties acquired in the first six months of 2012 (total cost of $87.8 million), based upon annualizing the net operating income for the period we owned them, was approximately 5.3%, and the corresponding related weighted average occupancy was approximately 77.4%.  The weighted average aggregate capitalization rate for the four properties acquired in the third quarter of 2012 is not meaningful due to our limited ownership period.

In 2011, we acquired 11 facilities for an aggregate cost of $80.4 million.  The weighted average aggregate capitalization rates for these acquisitions, based upon annualizing the net operating income of these facilities for the nine months ended September 30, 2012, was approximately 8.2% and the corresponding related weighted average occupancy was 81.9%.

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

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners, who are typically smaller operators.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during 2012 as these facilities approach stabilized occupancy levels, and the earnings of the 2011 and 2012 acquisitions are reflected in our operations for a longer period in 2012 as compared to 2011.

Equity in earnings of unconsolidated real estate entities

At September 30, 2012, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and nine months ended September 30, 2012 and 2011 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$2,801	$8,117	$(5,316)	$5,427	$22,982	$(17,555)
Shurgard Europe	9,442	6,702	2,740	23,764	17,471	6,293
Other Investments	399	450	(51)	1,162	1,302	(140)
Total equity in earnings	$12,642	$15,269	$(2,627)	$30,353	$41,755	$(11,402)

Investment in PSB:  At September 30, 2012, we have an approximate 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2012, PSB owned and operated 28.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space owned by the Company and affiliated entities pursuant to property management agreements.

Equity in earnings from PSB decreased to $2.8 million in the three months ended September 30, 2012 as compared to $8.1 million in the same period in 2011, and to $5.4 million in the nine months ended September 30, 2012 as compared to $23.0 million in the same period in 2011.  These decreases were principally due to (i) the impact of PSB’s redemptions of preferred securities in 2011 and 2012, which reduced income allocated to the common equity holders in the three and nine months ended September 30, 2012, and increased income allocable to the common equity holders in the nine months ended September 30, 2011, (ii) increased depreciation and interest expense as a result of the properties PSB acquired in 2011, partially offset by (iii) incremental income generated by the properties PSB acquired in 2011 and 2012.  See Note 4 to our September 30, 2012 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification into another asset type.

Investment in Shurgard Europe: Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2011 and September 30, 2012, Shurgard Europe’s operations are comprised of 188 wholly-owned facilities with 10.1 million net rentable square feet.  Selected financial data for Shurgard Europe for the nine months ended September 30, 2012 and 2011, is included in Note 4 to our September 30, 2012 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe increased to $9.4 million for the three months ended September 30, 2012 from $6.7 million for the same period in 2011 and to $23.8 million for the nine months ended September 30, 2012 from $17.5 million from the same period in 2011.  The increases are due to our equity share of a $1.1 million gain on disposition of assets recorded by Shurgard Europe in the three months ended September 30, 2012, reductions in depreciation expense principally with respect to intangible assets and, for the nine month period, the impact of Shurgard Europe’s acquisition on March 2, 2011 of the 80% interests it did not own in two joint ventures that owned 72 self-storage facilities.  These increases were offset partially by a reduction in the average exchange rate for the U.S. Dollar to the Euro from 1.415 and 1.406 for the three and nine months ended September 30, 2011, respectively, to 1.251 and 1.282 for the same periods in 2012.   The reductions in exchange rates resulted in a reduction to our earnings from Shurgard Europe of approximately $1.2 million and $2.3 million for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing stabilized facilities described below, which represent 162 of the 188 facilities that Shurgard Europe owns, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard conducts its business, principally the Euro.

Shurgard Europe’s 26 non-same store facilities had average occupancies of approximately 67% and 66% during the three and nine months ended September 30, 2012, respectively.  There can be no assurance about the ultimate stabilized level of occupancy of the non-same store facilities.

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 162 facilities (8.6 million net rentable square feet) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2010 and therefore provide meaningful comparisons for 2011 and 2012.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 162 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for 2012.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our September 30, 2012 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three and nine months ended September 30, 2012 and 2011.  Shurgard Europe’s consolidated operating results include 26 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (162 facilities):	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percentage Change	2012	2011	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$46,953	$47,891	(2.0)%	$140,871	$141,676	(0.6)%
Less: Cost of operations (excluding depreciation and amortization expenses)	19,250	20,758	(7.3)%	59,970	62,012	(3.3)%
Net operating income (b)	$27,703	$27,133	2.1%	$80,901	$79,664	1.6%

Gross margin	59.0%	56.7%	4.1%	57.4%	56.2%	2.1%
Weighted average for the period:
Square foot occupancy (c)	83.5%	86.1%	(3.0)%	83.5%	85.3%	(2.1)%
Realized annual rent per occupied square foot (d)(e)	$25.65	$25.32	1.3%	$25.63	$25.19	1.7%
REVPAF (e)(f)	$21.42	$21.80	(1.7)%	$21.40	$21.49	(0.4)%
Weighted average at September 30:
Square foot occupancy				83.3%	86.0%	(3.1)%
In place annual rent per occupied square foot (g)				$28.14	$27.19	3.5%
Total net rentable square feet (in thousands)				8,627	8,627	-
Average Euro to the U.S. Dollar (a):
Constant exchange rates used herein	1.251	1.251	-	1.282	1.282	-
Actual historical exchange rates	1.251	1.415	(11.6)%	1.282	1.406	(8.8)%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and nine months ended September 30, 2011 have been restated using the actual exchange rates for the three and nine months ended September 30, 2012, respectively.

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

Net operating income increased 2.1% and 1.6% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, due principally to decreases in expenses.  Based upon current operating trends and metrics, we do not expect growth in the net operating income of the European Same Store Facilities in the remainder of 2012.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at September 30, 2012 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (791,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our September 30, 2012 financial statements under the “Other Investments” for the operating results of these entities.

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

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our September 30, 2012 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our statements of income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$19,943	$18,822	$1,121	$57,958	$53,045	$4,913
Commercial	3,457	3,590	(133)	10,596	11,010	(414)
Merchandise and other	8,613	7,599	1,014	24,468	21,762	2,706
Total revenues	32,013	30,011	2,002	93,022	85,817	7,205

Ancillary Cost of Operations:
Tenant reinsurance	3,801	3,436	365	10,650	9,814	836
Commercial	1,100	1,381	(281)	3,620	4,247	(627)
Merchandise and other	4,956	4,976	(20)	14,886	14,243	643
Total cost of operations	9,857	9,793	64	29,156	28,304	852

Commercial depreciation	703	659	44	2,086	1,987	99

Ancillary net income:
Tenant reinsurance	16,142	15,386	756	47,308	43,231	4,077
Commercial	1,654	1,550	104	4,890	4,776	114
Merchandise and other	3,657	2,623	1,034	9,582	7,519	2,063
Total ancillary net income	$21,453	$19,559	$1,894	$61,780	$55,526	$6,254

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

The increase in tenant reinsurance revenues for the three and nine months ended September 30, 2012, as compared to the same periods in 2011, was due primarily to an increase in the number of our tenants that participate in the insurance program (approximately 5% higher) combined with an increase in average premium rates (approximately 1% and 3% higher in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011).  On average, approximately 63% of our tenants had such policies during each of the three and nine month periods ended September 30, 2012, as compared to 62% and 61% for the same periods in 2011.  We expect less growth in the percentage of tenants that participate in the insurance program and a moderation in the growth in the average premium rate in the remainder of 2012 as compared to the same periods in 2011.

Commercial operations: We also operate commercial facilities, primarily small storefronts and office space located on or near our existing self-storage facilities that are rented to third parties.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at the self-storage facilities that we operate, and to a much lesser extent, we manage self-storage facilities in the U.S. for third party owners and various unconsolidated affiliated limited partnerships.  The primary factor impacting the level of merchandise sales is the level of customer traffic at our self-storage facilities, including the level of move-ins.  During the three and nine months ended September 30, 2012, merchandise sales and margins were positively impacted by higher retail prices for our locks, as compared to the same periods in 2011.

Other Income and Expense Items

Interest and other income: Interest and other income was $5.4 million and $16.6 million in the three and nine months ended September 30, 2012, respectively, as compared to $6.9 million and $25.2 million for the same periods in 2011, comprised primarily of interest and other income from Shurgard Europe.

Interest and other income includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while 49% is presented as additional equity in earnings on our statements of income.

Interest and other income received from Shurgard Europe decreased from $6.2 million and $21.2 million in the three and nine months ended September 30, 2011 to $4.9 million and $14.9 million in the same periods in 2012, due primarily to (i) reduced interest on a bridge loan to Shurgard Europe for which we had recognized approximately $2.5 million in interest income during the nine months ended September 30, 2011 and (ii) principal payments received in 2011 on our currently outstanding loan receivable from Shurgard Europe.  We also received $1.5 million in other income from our joint venture partner during the nine months ended September 30, 2011 (see Note 5 to our September 30, 2012 financial statements for more information).

The loan receivable from Shurgard Europe, denominated in Euros, totaling €311.0 million ($399.8 million) as of September 30, 2012, and €311.0 million ($402.7 million) as of December 31, 2011, matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank requires significant principal reduction through the maturity date in November 2014, as a result during this period future principal repayments on our loan will be limited.

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

Depreciation and amortization: Depreciation and amortization expense was $89.9 million and $265.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $90.8 million and $268.3 million for the same periods in 2011.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense was $15.3 million and $44.1 million for the three and nine months ended September 30, 2012, respectively, as compared to $14.1 million and $40.9 million for the same periods in 2011, and is set forth in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Change	2012	2011	Change
	(Amounts in thousands)

Stock based compensation expense	$7,111	$6,147	$964	$18,394	$17,968	$426
Costs of senior executives	419	419	-	4,319	2,915	1,404
Development and acquisition overhead	1,228	1,026	202	4,694	3,571	1,123
Tax compliance costs and taxes paid	1,240	1,785	(545)	3,840	4,546	(706)
Legal costs	1,083	675	408	3,082	2,597	485
Public company costs	721	684	37	2,238	2,261	(23)
Other costs	3,496	3,380	116	7,550	7,086	464
Total	$15,298	$14,116	$1,182	$44,117	$40,944	$3,173

Stock based compensation expense includes the amortization of restricted share and stock options granted to employees, as well as employer taxes incurred upon vesting of restricted shares and upon exercise of employee stock options.  The level of stock-based compensation expense varies based upon the level of grants and forfeitures.  See Note 10 to our September 30, 2012 financial statement for further information on our stock-based compensation.

Costs of senior executives represents the cash compensation paid to our chief executive officer and chief financial officer, and has increased due to an increase in incentive compensation paid in the nine months ended September 30, 2012 as compared to the same period in 2011.

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

Interest expense: Interest expense was $4.9 million and $15.3 million for the three and nine months ended September 30, 2012, respectively, as compared to $5.9 million and $18.8 million for the same periods in 2011.

The decrease in the three and nine months ended September 30, 2012, as compared to the same periods in 2011 is due primarily to principal repayments on our mortgage notes during 2011 and the nine months ended September 30, 2012.

See Note 6 to our September 30, 2012 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation gain of $9.0 million and a loss of $2.5 million in the three and nine months ended September 30, 2012, respectively, as compared to a loss of $28.3 million and a gain of $13.5 million for the same periods in 2011, respectively, representing the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.286, 1.258 and 1.295 at September 30, 2012, June 30, 2012 and December 31, 2011, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Discontinued Operations: In addition to the revenues and expenses of disposed self-storage facilities, discontinued operations includes $11.7 million in gains on disposition of real estate facilities for the three and nine months ended September 30, 2011 and $1.7 million and $1.4 million in net gains on disposition of real estate facilities for the three and nine months ended September 30, 2011, respectively.

Net Income Allocable to Noncontrolling Interests:  Net income allocable to noncontrolling interests decreased during the three and nine months ended September 30, 2012, as compared to the same periods in 2011, due primarily to our acquisition of noncontrolling interests during the year ended December 31, 2011.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders increased during the three and nine months ended September 30, 2012, as compared to the same periods in 2011 due primarily to the impact of applying EITF D-42 to redemptions.  Based upon our preferred shares outstanding at September 30, 2012, but excluding the Series F and Series X Cumulative Preferred Shares which were redeemed on October 15, 2012, and the Series Z, Series A and Series D Cumulative Preferred Shares, which will be redeemed on December 27, 2012, our regular quarterly preferred distribution is expected to be approximately $42.5 million.

Net Operating Income

In our discussions above, we refer to net operating income (“NOI”) of our self-storage facilities, which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  Although depreciation and amortization are a component of GAAP net income, we believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, property performance, and comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense as it is based upon historical cost.  NOI is not a substitute for net operating income after depreciation and amortization or net income in evaluating our operating results.  The following reconciles NOI generated by our self-storage segment to our net income in our September 30, 2012 financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$294,075	$272,481	$820,978	$763,450
Non Same Store Facilities	19,476	14,284	51,897	37,857
	313,551	286,765	872,875	801,307

Self-storage depreciation expense:
Same Store Facilities	(78,452)	(79,229)	(235,876)	(240,679)
Non Same Store Facilities	(10,742)	(10,933)	(27,233)	(25,588)
	(89,194)	(90,162)	(263,109)	(266,267)

Self-storage net income:
Same Store Facilities	215,623	193,252	585,102	522,771
Non Same Store Facilities	8,734	3,351	24,664	12,269
Total net income from self-storage	224,357	196,603	609,766	535,040

Ancillary operating revenue	32,013	30,011	93,022	85,817
Ancillary cost of operations	(9,857)	(9,793)	(29,156)	(28,304)
Commercial depreciation and amortization	(703)	(659)	(2,086)	(1,987)
General and administrative expense	(15,298)	(14,116)	(44,117)	(40,944)
Asset impairment charges	-	(2,186)	-	(2,186)
Interest and other income	5,444	6,875	16,639	25,218
Interest expense	(4,926)	(5,862)	(15,327)	(18,779)
Equity in earnings of unconsolidated real estate entities	12,642	15,269	30,353	41,755
Foreign currency exchange gain (loss)	9,019	(28,253)	(2,481)	13,495
Gain on real estate sales and debt retirement	193	4,983	1,456	5,111
Discontinued operations	11,935	1,641	12,403	1,786
Net income	$264,819	$194,513	$670,472	$616,022

Liquidity and Capital Resources

We believe that our cash balances and net cash provided by our operating activities will continue to be sufficient to enable us to meet our operating expenses, debt service, capital improvements and distribution requirements to our shareholders for the foreseeable future.

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

	For the Nine Months Ended September 30,
	2012	2011
	(Amount in thousands)

Net cash provided by operating activities (a)	$955,755	$908,793

Capital improvements to real estate facilities	(58,642)	(57,026)
Remaining operating cash flow available for distributions to equity holders	897,113	851,767

Distributions paid to:
Noncontrolling interests	(4,341)	(12,237)
Common shareholders and restricted share unitholders ($3.30 per share for the nine months ended September 30, 2012 as compared to $2.70 per share for the same period in 2011)	(564,727)	(459,322)
Preferred shareholders	(156,272)	(172,926)

Cash from operations available for principal payments on debt and reinvestment (b)	$171,773	$207,282

(a)	Represents net cash provided by operating activities for each respective period as presented in our September 30, 2012 statements of cash flows.

(b)
We present cash from operations available for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) cash at September 30, 2012, (ii) retained operating cash flows, (iii) depending upon market conditions, proceeds from the issuance of common or preferred equity, and (iv) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

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

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A-” by Fitch Ratings.

Summary of Current Cash Balances and Short-term Capital Commitments: At September 30, 2012, we had approximately $536 million of cash.  In October 2012, we redeemed our Series F and Series X Cumulative Preferred Shares at par for approximately $367 million, and we acquired three self-storage facilities for approximately $37.3 million in cash.  As of November 8, 2012, we were under contract to acquire three self-storage facilities for approximately $26.7 million in cash, subject to contingencies.  On December 27, 2012, we will redeem our 6.250% Series Z, 6.125% Series A, and 6.180% Series D Cumulative Preferred Shares, at par, totaling $362.5 million.  We expect to fund these activities with cash on hand, the issuance of equity securities, or borrowings on our line of credit.  We have no other significant commitments until 2013, when $264.9 million of existing debt comes due.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires March 21, 2017, with no outstanding borrowings at November 8, 2012.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.

We believe that we are not dependent upon raising capital to fund our operations or meet our obligations.  However, access to capital is important to growing our property portfolio.  When growth capital is needed, we select either common or preferred securities based upon the relative cost of capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common stock only in connection with mergers and the acquisition of interests in real estate entities.  During periods of favorable market conditions, we have generally been able to raise capital at attractive costs; however, there can be no assurance that future market conditions will be favorable.

Debt Service Requirements: At September 30, 2012, outstanding debt totaled approximately $347.9 million.  Approximate principal maturities are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2012 (remainder)	$-	$1,799	$1,799
2013	186,460	78,391	264,851
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
Thereafter	-	6,092	6,092
	$186,460	$161,483	$347,943

Our current intention is to repay debt at maturity and not seek to refinance with additional debt.  Alternatively, we may prepay debt and finance such prepayments with cash on-hand or proceeds from the issuance of preferred or common securities.

Our portfolio of real estate facilities is substantially unencumbered.  At September 30, 2012, we have 1,988 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital improvements totaling $58.6 million during the nine months ended September 30, 2012.  For the year ending December 31, 2012, we expect to incur approximately $73.0 million for capital improvements and expect to fund such improvements with operating cash flow.  For the last three years, our capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Aggregate REIT qualifying distributions paid during the nine months ended September 30, 2012 totaled $721.0 million, consisting of $156.3 million to cumulative preferred shareholders and $564.7 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our cumulative preferred shares outstanding at September 30, 2012, excluding the Series F and Series X Cumulative Preferred Shares that were redeemed in October 2012, and excluding our Series Z, Series A and Series D Cumulative Preferred Shares which will be redeemed on December 27, 2012, to be approximately $170 million per year.

On November 8, 2012, our Board of Trustees declared a regular common quarterly dividend of $1.10 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the operating cash flows of the respective subsidiary less any required reserves for capital expenditures or debt repayment.  We estimate annual distributions of approximately $5.8 million with respect to such non-controlling interests outstanding at September 30, 2012.

Acquisition Activities: During October 2012, we acquired three properties for approximately $37.3 million in cash.  As of November 8, 2012, we have acquired or are under contract (subject to contingencies) to acquire three additional self-storage facilities from third parties for approximately $26.7 million in cash.  During the remainder of 2012, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

Development Activities: We have a nominal pipeline of identified development projects at September 30, 2012.  In part due to the significant increase in prices being paid for existing facilities, in many cases well above replacement cost, we have expanded our new property development efforts and we expect to increase our level of development activities over the next 12 to 18 months.  However, we believe that there are limitations on the level of investment that we can undertake.  Such limitations include limited attractively located land parcels available at a reasonable cost, extensive and substantial permitting requirements, limitations on self-storage development in certain local municipalities, and our desire to obtain an attractive return on our investment when considering the 36 to 48 months that it takes to fill up newly-developed self-storage space with tenants and other associated risks of development.  As a result, we do not expect such activities to have a significant impact upon our liquidity or earnings in the next 12 to 18 months.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of September 30, 2012, we had a €311.0 million loan receivable from Shurgard Europe totaling $399.8 million, which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

In addition to our loan, Shurgard Europe has a term loan with Wells Fargo (the “Wells Fargo Loan”) with a balance of approximately €168.0 million at September 30, 2012, that matures in November 2014.  Our loan participates pari passu with the Wells Fargo Loan in the event of a liquidation of Shurgard Europe.  Shurgard Europe is obligated to utilize most of its available cashflow to make principal payments on the Wells Fargo Loan, which limits the principal payments that could otherwise be made on our loan.

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

Redemption of Preferred Securities: On December 27, 2012, we will redeem our 6.250% Series Z, 6.125% Series A, and 6.180% Series D Cumulative Preferred Shares, at par, totaling $362.5 million.  We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 8, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2012 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	Remainder of 2012	2013	2014	2015	2016	Thereafter

Long-term debt (1)	$369,100	$6,734	$274,424	$38,534	$31,357	$10,851	$7,200

Preferred shares called for redemption (2)	367,325	367,325	-	-	-	-	-

Operating leases (3)	70,597	1,101	4,521	4,383	3,471	3,358	53,763

Construction and purchase commitments	2,231	1,785	446	-	-	-	-

Total	$809,253	$376,945	$279,391	$42,917	$34,828	$14,209	$60,963

(1)
Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our September 30, 2012 financial statements for additional information on our notes payable.

(2)
In September 2012, we called for redemption all of our Cumulative Preferred Shares, Series F and Series X, at par plus accrued dividends.  We redeemed these shares on October 15, 2012.  Amounts include the aggregate liquidation amount of $367.3 million.

(3)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

Off-Balance Sheet Arrangements: At September 30, 2012, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $347.9 million and represents 4.2% of the book value of our equity at September 30, 2012.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $391.6 million at September 30, 2012, as well as our loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($399.8 million) at September 30, 2012.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2012 (dollar amounts in thousands).

	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$1,799	$264,851	$35,127	$30,009	$10,065	$6,092	$347,943	$353,898
Average interest rate	5.16%	5.73%	5.35%	4.34%	5.59%	5.66%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)	Amounts include borrowings under our line of credit, which expires in March 2017. As of September 30, 2012, we have no borrowings under our line of credit.

Item 4.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.  We also have investments in certain unconsolidated entities and because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Contingent Losses” in Note 12 to the Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2011, in Part I, Item 1A, Risk Factors and in our subsequent Form 10-Qs and Form 8-Ks and other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 8, 2012, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2012.  Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During July 2012, we redeemed all 6.9 million of our outstanding Cumulative Preferred Shares, Series N with a liquidation amount of $172.5 million for an aggregate of $172.5 million in cash (inclusive of accrued dividends).

During July 2012, we redeemed all 4.4 million of our outstanding Cumulative Preferred Shares, Series C with a liquidation amount of $110.6 million for an aggregate of $110.8 million in cash (inclusive of accrued dividends).

During August 2012, we redeemed all 5.3 million of our outstanding Cumulative Preferred Shares, Series W with a liquidation amount of $132.5 million for an aggregate of $133.3 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series N, Series C and Series W during the three months ended September 30, 2012:

Period Covered	Total Number of Shares Repurchased	Average Price Paid per Share

July 1, 2012 – July 31, 2012

Preferred Shares - Series N	6,900,000	$25.00

Preferred Shares - Series C	4,425,000	$25.00

August 1, 2012 – August 31, 2012

Preferred Shares - Series W	5,300,000	$25.00

September 1, 2012 – September 30, 2012	-	-

Total	16,625,000	$25.00
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

DATED: November 8, 2012

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage 6.250% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.4	Articles Supplementary for Public Storage 6.125% Cumulative Preferred Shares, Series A. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.5	Articles Supplementary for Public Storage 6.180% Cumulative Preferred Shares, Series D. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.7
Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series P.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.
3.10
Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

3.11	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.
3.12	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.
3.13
Articles Supplementary for Public Storage 5.375% Cumulative Preferred Shares, Series V.  Filed with the Registrant’s Current Report on Form 8-K dated September 11, 2012 and incorporated by reference herein.

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

10.11*
Shurgard Storage Centers, Inc. 2004 Long Term Incentive Compensation Plan.  Filed as Appendix A of Definitive Proxy Statement dated June 7, 2004 filed by Shurgard (SEC File No. 001-11455) and incorporated herein by reference.

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