Form 10-K
period 2012-12-31
Public Storage
filed 2013-02-26
CIK 1393311

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012.

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

(818) 244-8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.875% Cumulative Preferred Share, Series O $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series P $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series Q $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.350% Cumulative Preferred Share, Series R $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cumulative Preferred Share, Series T $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Common Shares, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                Yes [X]No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

                Yes [   ]No [X]

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

Yes [   ]                      No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2012:

Common Shares, $0.10 Par Value – $20,712,158,000 (computed on the basis of $144.41 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2012).

As of February 22, 2013, there were 171,728,085 outstanding Common Shares, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (“SEC”) including:

•
general risks associated with the ownership and operation of real estate, including changes in demand, risks related to development of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in laws and regulations governing property tax, real estate and zoning;

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

•
risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, refinancing risk of affiliate loans from us, and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•	risks related to our participation in joint ventures;

•
the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, taxes and tenant insurance matters and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;

•	disruptions or shutdowns of our automated processes, systems and the Internet or breaches of our data security;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•	risks related to the concentration of approximately 20% of our facilities in California;

•	difficulties in raising capital at a reasonable cost; and

•	economic uncertainty due to the impact of terrorism or war.

These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except as required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.

General

Public Storage was organized in 1980.  Effective June 1, 2007, we reorganized Public Storage, Inc. into Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland real estate investment trust (“REIT”).

At December 31, 2012, our principal business activities are as follows:

(i)
Domestic Self-Storage: We acquire, develop, own, and operate self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (“U.S.”).  We have direct and indirect equity interests in 2,078 self-storage facilities (132 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)
European Self-Storage:  We have a 49% equity interest in Shurgard Europe, with an institutional investor owning the remaining 51% interest.  Shurgard Europe owns 188 self-storage facilities (10 million net rentable square feet of space) located in seven countries in Western Europe which operate under the “Shurgard” brand name, and manages one facility located in the United Kingdom that we wholly own.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

(iii)
Commercial:  We have a 41% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT which owns and operates 28.3 million net rentable square feet of commercial space.  We also wholly-own 1.4 million net rentable square feet of commercial space, substantially all of which is managed by PSB.

We conduct certain other activities that are not reported as separate segments including (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities, (ii) the sale of merchandise at our self-storage facilities and (iii) management of self-storage facilities owned by third-party owners and entities that we have an ownership interest in but are not consolidated.

For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

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

Competition

We believe that storage customers generally store their goods within a five mile radius of their home or business, and most of our facilities compete with other nearby self-storage facilities for these customers.  Our competitors attract customers using the same marketing channels we use, including Internet advertising, yellow pages, signage, and banners.  We believe customers usually have many choices among local operators, each who can meet their storage needs, and as a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 5% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own approximately 11%, with the remaining 89% owned by numerous private regional and local operators.  This market fragmentation enhances the advantage of our economies of scale and brand name recognition.  Our economies of scale are driven primarily by our concentration in major metropolitan markets; approximately 71% of our same-store revenues for 2012 were in the 20 Metropolitan Statistical Areas (“MSA’s”, as defined by the U.S. Census Bureau) with the highest population levels.

The fragmentation in the self-storage market also provides opportunities for us to acquire additional facilities; however, we compete for these acquisition opportunities with a wide variety of institutions and other investors who also view self-storage facilities as attractive investments.  The amount of capital available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

Business Attributes

We believe that we possess several primary business attributes that permit us to compete effectively:

Centralized information networks:  Our centralized reporting and information network enables us to identify changing market conditions and operating trends as well as analyze customer data, and quickly change each of our individual properties’ pricing and promotional discounting on an automated basis.

Convenient shopping experience: Customers can conveniently shop the space available at our facilities, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, and learn about ancillary businesses through the following marketing channels:

•
Our Website:  The online marketing channel continues to grow in prominence, with approximately 47% of our move-ins in 2012 sourced through our website, as compared to 36% in 2010.  In addition, we believe that many of our customers who directly call our call center, or who move-in to a facility on a walk-in basis, have often already reviewed our pricing and space availability through our website.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update and improve our website to enhance its productivity.

•
Our Call Center:  Our call center is staffed by sales specialists who are trained in phone selling skills.  Customers reach our call center by calling i) our advertised toll-free telephone referral number, (800) 44-STORE, ii) an individual storage location’s telephone number advertised on each sign of our storage facilities, or iii) telephone numbers provided on our website.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to an internet reservation, enhances our ability to close sales with potential storage customers.

•
Walk-In:  Customers can also shop at any one of our facilities.  Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of storage alternatives at that site or our other nearby storage facilities.  Property managers are extensively trained to maximize the conversion of such “walk in” shoppers into customers.

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2012, we operated 2,078 self-storage facilities in which we had an interest with over one million self-storage spaces rented.  These facilities are generally located in major markets within 38 states in the U.S.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

Our market share and concentration in major metropolitan centers makes various promotional and media programs more cost-beneficial for us than for our competitors.  As noted above, approximately 71% of our same-store revenues for 2012 were in the 20 MSA’s with the highest population levels.  Our large market share and well-recognized brand name increases the likelihood that our facilities will appear prominently in unpaid search results for “self-storage” in Google and other search engines, and enhances the efficiency of our bidding for paid multiple-keyword advertising.  We can use television advertising in many markets, while most of our competitors cannot do so cost-effectively.

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry in the U.S, due to our national reach in major markets in 38 states, and our highly visible facilities, with their distinct orange colored doors and signage, that are located principally in heavily populated areas.  We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a similarly established and valuable brand in Europe.  We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities, relative to other operators.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing new self-storage space, (iv) participating in the growth of commercial facilities, primarily through our investment in PSB, and (v) participating in the growth of Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of investment alternatives.

Improve the operating performance of existing facilities: We seek to increase the net cash flow generated by our existing self-storage facilities by a) regularly analyzing our call volume, reservation activity, move-in/move-out rates and other market supply and demand factors and responding by adjusting our marketing activities and rental rates, b) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and c) controlling operating costs.  We believe that our property management personnel, systems, our convenient shopping options for the customer, and our media advertising programs will continue to enhance our ability to meet these goals.

Acquire properties owned or operated by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities.  Over the past three years, we have acquired 77 facilities from third parties (5.5 million net rentable square feet) for approximately $546 million, including 24 facilities (1.9 million net rentable square feet) for approximately $226 million in 2012.  The level of third-party acquisition opportunities available depends upon many factors, such as the motivation of potential sellers to liquidate their investments as well as the financing available to self-storage owners.  We decide whether to pursue any such acquisition opportunities based upon many factors including our opinion as to the potential for future growth, the quality of construction and location, and our yield expectations.  We will continue to seek to acquire properties in 2013.

Develop new self-storage space:  The development of new self-storage locations and the expansion of existing self-storage facilities has been, from time to time, an important source of growth.   Over the past three years our development activities were minimal.  We have recently expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2012, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $36 million had been incurred at December 31, 2012, and the remaining costs will be incurred principally in 2013.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects and have hired additional personnel; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.:  Our investment in PSB provides us diversification into another asset type, and we have no plans of disposing of our investment in PSB.  During 2010 and 2011, the challenging economic trends in commercial real estate resulted in year over year decreases in rental income for PSB’s “Same Park” facilities.  During 2012, economic trends have improved, and PSB’s “Same Park” facilities had growth in rental income.  It is uncertain what impact these trends will have on PSB’s future occupancy levels and rental income.

Over the past three years, PSB has been able to grow its portfolio through acquisitions.  In 2010 and 2011, PSB acquired an aggregate total of 7.9 million net rentable square feet of commercial space for an aggregate purchase price of approximately $855.2 million, and in 2012, PSB acquired 1.2 million net rentable square feet for an aggregate purchase price of $52.5 million.  PSB is a stand-alone public company traded on the New York Stock Exchange.  As of December 31, 2012, PSB owned and operated approximately 28.3 million net rentable square feet of commercial space, and had an enterprise value of approximately $3.4 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its debt and preferred stock as of December 31, 2012).

Participate in the growth of European self-storage through ownership in Shurgard Europe:  Shurgard Europe is the largest self-storage company in Western Europe, and owns and operates 188 facilities with approximately 10 million net rentable square feet in seven countries:  France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

Customer awareness and availability of self-storage is significantly lower in Shurgard Europe’s markets than in the U.S.  With more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  In the long run, we believe Shurgard Europe could capitalize on potential increased demand through the development of new facilities or, to a lesser extent, acquiring existing facilities.

Shurgard Europe has a term loan from a bank (the “Bank Loan”) with a balance of approximately €159.5 million ($210.8 million) at December 31, 2012, which matures in November 2014.  Shurgard Europe also has a loan due to us totaling €311.0 million ($411.0 million) at December 31, 2012, which matures in February 2015.  The Bank Loan requires Shurgard Europe to utilize a significant amount of its operating cash flow to reduce the outstanding principal.  As a result, and in the absence of additional capital contributions by either us or our joint venture partner, Shurgard Europe’s ability to finance new investments will be constrained until its debt is refinanced.

Financing of the Company’s Growth Strategies

Overview of financing strategy:  We have historically financed our investment activities with permanent capital, predominantly retained cash flow, the net proceeds from the issuance of preferred securities and common shares.  Since we rarely dispose of our investments, we believe that financing with substantially permanent capital properly matches our long-lived real estate assets and avoids future refinancing risk.  Further,  we have elected to use preferred securities as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt, because of certain benefits described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.’’  Our present intention is to continue to finance substantially all our growth with internally generated cash flows and permanent capital. We believe that we are not dependent upon raising capital to fund our ongoing operations or meet our obligations.  However, in order to grow our asset base, access to capital is important.

Issuance of preferred and common securities:   When seeking capital, we generally select the lowest-cost form of permanent capital which is dependent on market conditions.  During periods of favorable market conditions, we have generally been able to raise capital from preferred securities at an attractive cost of capital relative to the issuance of our common shares.  During the years ended December 31, 2012 and 2011, we issued approximately $1.7 billion and $862.5 million, respectively, of preferred securities, and on January 16, 2013, we issued another $500.0 million of preferred securities.  In December 2012, we raised approximately $101 million from the sale of Public Storage common shares owned by a wholly-owned subsidiary, which will enable that subsidiary to efficiently liquidate.

Borrowing on Line of Credit: We have in the past used our $300 million revolving line of credit as temporary “bridge” financing, and repaid borrowings with permanent capital.  Most recently, on December 27, 2012, we borrowed $133.0 million on our line of credit to fund a portion of cash redemption costs for preferred securities, and on January 16, 2013 all outstanding amounts were repaid following the issuance of preferred securities.

Borrowing through mortgage loans or senior debt:  While it is not our present intention to issue additional debt as a long-term financing strategy, we have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below.

Our senior debt has an “A” credit rating by Standard and Poor’s.  Notwithstanding our desire to continue to meet our capital needs with permanent capital, this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon on preferred securities if we were to choose to do so.

Assumption of Debt: When we have assumed debt in the past, we have generally prepaid such amounts except in cases where the nature of the loan terms did not allow such prepayment, or where a prepayment penalty made it economically disadvantageous to prepay.  Substantially all of our debt outstanding was assumed in connection with real estate acquisitions.

Issuance of securities in exchange for property: We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

Joint Venture financing: In the past, we have formed joint ventures, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.  However, we can generally issue preferred securities on more favorable terms than joint venture financing.

Disposition of properties:  Generally, we have disposed of self-storage facilities only when compelled to do so through condemnation proceedings.  We do not presently intend to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

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

Facilities Owned by Subsidiaries

In addition to our direct ownership of 2,049 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2012, we have controlling indirect interests in entities that own 15 self-storage facilities in the U.S. with approximately one million net rentable square feet.  Due to our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2012, we had ownership interests in entities that we do not control or consolidate, comprised of PSB, Shurgard Europe (discussed above), and various limited partnerships that own an aggregate of 14 self-storage facilities with approximately 0.8 million net rentable square feet of storage space.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  None of the other Unconsolidated Real Estate Entities have significant amounts of debt or other obligations.  See Note 4 to our December 31, 2012 financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Real Estate Entities.

Limitations on Debt

Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles.  As of December 31, 2012, the Debt Ratio was approximately 4%.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we have met each of these covenants as of December 31, 2012.

Employees

We have approximately 5,000 employees in the U.S. at December 31, 2012 who render services on behalf of the Company, primarily personnel engaged in property operations.

Seasonality

We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

We have historically carried customary property, earthquake, general liability, medical insurance provided to our employees, and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of approximately $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable loss that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $5.0 million resulting from any one individual event, to a limit of $15.0 million.  At December 31, 2012, there were approximately 700,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

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

We have significant exposure to real estate risk.

Since our business consists primarily of acquiring and operating real estate, we are subject to the risks related to the ownership and operation of real estate that can adversely impact our business and financial condition.  These risks include the following:

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2012 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand and impairing our operating results.

Operating costs could increase.  We could be subject to increases in insurance premiums, increased or new property tax assessments or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases.

The acquisition of existing properties is subject to risks that may adversely affect our growth and financial results. We have acquired material amounts of self-storage facilities from third parties in the past, and we expect to continue to do so in the future. We face significant competition for suitable acquisition properties from other real estate investors.  As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased. Failures or unexpected circumstances in integrating newly acquired properties into our operations or circumstances we did not detect during due diligence, such as environmental matters, needed repairs or deferred maintenance, or the effects of increased property tax following reassessment of a newly-acquired property, as well as the general risks of real estate investment, could jeopardize realization of the anticipated earnings from an acquisition.

Development of self-storage facilities can subject us to risks.  At December 31, 2012, we have a pipeline of development projects totaling $169 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage facilities and from other storage alternatives.  Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2012.  Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  If development of self-storage facilities by other operators were to increase, due to increases in availability of funds for investment or other reasons, competition with our facilities could intensify.

We may incur significant liabilities from hazardous wastes or moisture infiltration.   Existing or future laws impose or may impose liability on us to clean up environmental contamination on or around properties that we currently or previously owned or operated, even if we weren’t responsible for or aware of the environmental contamination or even if such environmental contamination occurred prior to our involvement with the property.  We have conducted preliminary environmental assessments on most of our properties, which have not identified material liabilities.  These assessments, commonly referred to as “Phase 1 Environmental Assessments,” include an investigation (excluding soil or groundwater sampling or analysis) and a review of publicly available information regarding the site and other nearby properties.

We are also subject to potential liability relating to moisture infiltration, which can result in mold or other damage to our or our tenants’ property, as well as potential health concerns.  When we receive a complaint or otherwise become aware that an air quality concern exists, we implement corrective measures and seek to work proactively with our tenants to resolve issues, subject to our contractual limitations on liability for such claims.

We are not aware of any hazardous waste or moisture infiltration related liabilities that could be material to our overall business, financial condition, or results of operation.  However, we may not have detected all material liabilities, we could acquire properties with material undetected liabilities, or new conditions could arise or develop in the future.   Settling any such liabilities could negatively impact our earnings and cash available for distribution to shareholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities.

We incur liability from tenant and employment-related claims.  From time to time we have to make monetary settlements or defend actions or arbitration (including class actions) to resolve tenant or employment-related claims and disputes.

Economic conditions can adversely affect our business, financial condition, growth and access to capital.

Our revenues and operating cash flow can be negatively impacted by reductions in employment and population levels, household and disposable income, and other general economic factors that lead to a reduction in demand for rental space in each of the markets in which we operate our properties.

Our ability to issue preferred shares or access other sources of capital, such as borrowing, has been in the past, and may in the future be, adversely affected by challenging credit market conditions.  The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business.  We believe that we have sufficient working capital and capacity under our credit facilities and our retained cash flow from operations to continue to operate our business as usual and meet our current obligations.  However, if we were unable to issue preferred shares or borrow at reasonable rates, prospective earnings growth through expanding our asset base would be limited.

We have exposure to European operations through our ownership in Shurgard Europe.

As a result of our ownership of 49% of the equity in Shurgard Europe with a book value of $411.1 million at December 31, 2012, and our loan to Shurgard Europe totaling $411.0 million at December 31, 2012, we are exposed to additional risks related to the ownership and operation of international businesses that may adversely impact our business and financial results, including the following:

•	Currency risks: Currency fluctuations can impact the fair value of our investment in, and loan to Shurgard Europe, as well as the related income we receive.

•
Legislative, tax, and regulatory risks:  We are subject to complex foreign laws and regulations related to permitting and land use, the environment, labor, and other areas, as well as income, property, sales, value added and employment tax laws.  These laws can be difficult to apply or interpret and can vary in each country or locality, and are subject to unexpected changes in their form and application due to regional, national, or local political uncertainty and other factors.  Such changes, or Shurgard’s failure to comply with these laws, could subject it to penalties or other sanctions, adverse changes in business processes, as well as potentially adverse income tax, property tax, or other tax burdens.

•
Impediments to capital repatriation could negatively impact the realization of our investment in Shurgard Europe: Laws in Europe and the U.S. may create, impede or increase the cost to Public Storage of, repatriation of funds we have invested in Shurgard Europe or our share of Shurgard Europe’s earnings.

•	Risks of collective bargaining and intellectual property: Collective bargaining, which is prevalent in certain areas in Europe, could negatively impact Shurgard Europe’s labor costs or operations.

•
Potential operating and individual country risks:  Economic slowdowns or extraordinary political or social change in the countries in which it operates could pose challenges or result in future reductions of Shurgard Europe’s same-store revenues.

•
Impediments of Shurgard Europe’s joint venture structure:  Shurgard Europe’s significant decisions, involving activities such as borrowing money, capital contributions, raising capital from third parties, as well as selling or acquiring significant assets, require the consent of our joint venture partner.  As a result, Shurgard Europe may be precluded from taking advantage of opportunities that we would find attractive.  In addition, we could be unable to separately pursue such opportunities due to certain market exclusivity provisions of the Shurgard Europe joint venture agreement, and our 49% equity investment may not be easily sold or readily accepted as collateral by potential lenders to Public Storage due to the joint venture structure.

•
Refinancing risks:  Shurgard Europe has a loan due to a bank (the “Bank Loan”), maturing in November 2014, totaling $210.8 million (€159.5 million), and a loan due to us, maturing in February 2015, totaling $411.0 million at December 31, 2012.  As a condition of the Bank Loan, Shurgard Europe must use most of its available cash flow to make principal payments on the Bank Loan.  As a result, the Bank Loan will be paid down and mature before ours, increasing the risk of nonpayment or default on our loan.  In addition, if Shurgard Europe cannot refinance its debt upon maturity due to a constrained credit market, negative operating trends, or other factors, it may not be able to pay either the Bank Loan or our loan when due and the value of our equity investment could be negatively impacted.  We may also be forced to pursue less advantageous options, such as an additional equity contribution or loan, extending the maturity date of our loan, or exercising our lender rights.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2012, B. Wayne Hughes, our former Chairman, and his family, which includes two members of the board of trustees (the “Hughes Family”) owned approximately 15.9% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

Takeover attempts or changes in control could be thwarted, even if beneficial to shareholders.

In certain circumstances, shareholders might desire a change of control or acquisition of us, in order to realize a premium over the then-prevailing market price of our shares or for other reasons.  However, the following could prevent, deter, or delay such a transaction:

•
Provisions of Maryland law may impose limitations that may make it more difficult for a third party to negotiate or effect a business combination transaction or control share acquisition with Public Storage.  Currently, the Board has opted not to subject the Company to these provisions of Maryland law, but it could choose to do so in the future without shareholder approval.

•
To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes Family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in either case unless a specific exemption is granted by our board of trustees.  These limits could discourage, delay or prevent a transaction involving a change in control of our company not approved by our board of trustees.

•
Similarly, current provisions of our declaration of trust and powers of our Board of Trustees could have the same effect, including (1) limitations on removal of trustees in our declaration of trust, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares on terms approved by the Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws and (5) the Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring or preventing a transaction or a change in control.

If we failed to qualify as a REIT, we would have to pay substantial income taxes.

REITs are subject to a range of complex organizational and operational requirements.  A qualifying REIT does not generally incur federal income tax on its net income that is distributed to its shareholders.  Our REIT status is also dependent upon the ongoing REIT qualification of our affiliate, PSB, as a REIT, as a result of our substantial ownership interest in that company. We believe that we are organized and have operated as a REIT and we intend to continue to operate to maintain our REIT status.

There can be no assurance that we qualify or will continue to qualify as a REIT.  The highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods or changes in our circumstances, all could adversely affect our ability to comply.  For any taxable year that we fail to qualify as a REIT and statutory relief provisions did not apply, we would be taxed at the regular federal corporate rates on all of our taxable income and we also could be subject to penalties and interest.  We would generally not be eligible to seek REIT status again until the fifth taxable year after the first year of failure to qualify. Any taxes, interest and penalties incurred would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings, which could have a material adverse effect.

We may pay some taxes, reducing cash available for shareholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are greater than what would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments.  To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes, we will have less cash available for distribution to shareholders.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business and security breaches or a failure of such networks, systems or technology could adversely impact our business and customer relationships.

We are heavily dependent upon automated information technology and Internet commerce, with approximately half of our new tenants coming from the telephone or over the Internet, and the nature of our business involves the receipt and retention of personal information about our customers.  We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage at our systems or those of our third party providers, despite our use of back up and redundancy measures.  Further, viruses and other related risks could negatively impact our information technology processes.  We could also be subject to a “cyber-attack” or other data security breach which would penetrate our network security, resulting in misappropriation of our confidential information, including customer personal information. System disruptions and shutdowns could also result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities. Such events could lead to lost future sales and adversely affect our results of operations.

We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

At December 31, 2012, the Hughes Family had ownership interests in, and operated, 53 self-storage facilities in Canada (the “Canadian Self-Storage Facilities”).  These facilities are operated under the “Public Storage” tradename, which we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of the Canadian Self-Storage Facilities if the Hughes Family or the corporation agrees to sell them.  However, we do not benefit from profits or potential appreciation in value of the Canadian Self-Storage Facilities because we have no ownership interest in these facilities.  We do not operate in the Canadian self-storage market, and have no plans to do so.  However, if we choose to do so without acquiring the Hughes Family interests in the Canadian Self-Storage Facilities, we may have to share the use of the “Public Storage” name in Canada with the Hughes Family, unless we are able to terminate the license agreement.

Through our subsidiaries, we reinsure risks relating to loss of goods stored by tenants in the Canadian Self-Storage Facilities.  During each of the three years ended December 31, 2012, we received $0.6 million in reinsurance premiums attributable to the Canadian Self-Storage Facilities.  Because our right to earn these premiums may be qualified, there is no assurance that these premiums will continue.

We are subject to laws and governmental regulations and actions that require us to incur compliance costs affecting our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and New York Stock Exchange, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, restatement of our financial statements and could also affect the marketability of our real estate facilities.

The Patient Protection and Affordable Care Act as well as other healthcare reform legislation recently passed or being considered by Congress and state legislatures (collectively, the “Healthcare Legislation”) are expected to impact our business beginning in 2014.  Based on its current form, we believe that the Healthcare Legislation will at least moderately increase our costs; however, there could be a significant further negative impact to our costs and business depending upon how the various governmental agencies design and implement the specific regulations to implement the Patient Protection and Affordable Care Act, the nature of further legislation that may be passed at the national and local level, and other factors.

 In response to current economic conditions or the current political environment or otherwise, laws and regulations could be implemented or changed in ways that adversely affect our operating results and financial condition, such as legislation that could facilitate union activity or that would otherwise increase operating costs.

All our properties must comply with the Americans with Disabilities Act and with related regulations and similar state law requirements, as well as various real estate and zoning laws and regulations, which are subject to change and could become more costly to comply with in the future.  Compliance with these requirements can require us to incur significant expenditures, which would reduce cash otherwise available for distribution to shareholders.  A failure to comply with these laws could lead to fines or possible awards of damages to individuals affected by the non-compliance.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

Our tenant insurance business is subject to governmental regulation which could reduce our profitability or limit our growth.

We hold Limited Lines Self-Service Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision.  Our continued ability to maintain these Limited Lines Self-Service Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with related rules and regulations.  The regulatory authorities in each jurisdiction generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret, and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance agents.  As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined or penalized or suffer an adverse judgment.  For the year ended December 31, 2012, we recorded a total of $63.5 million in net income from our tenant reinsurance activities.

Developments in California may have an adverse impact on our business and financial results.

Approximately one fifth of our U.S. properties, and our corporate headquarters, are located in California.  California is facing budgetary problems and deficits.   Actions that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues, could adversely impact our business and results of operations.  There has been legislative discussion regarding the repeal of certain components of “Proposition 13,” which, if so repealed, could result in a substantial increase in our property tax expense.

ITEM 1B.                Unresolved Staff Comments

None.

ITEM 2.                      Properties

At December 31, 2012, we had direct and indirect ownership interests in 2,078 self-storage facilities located in 38 states within the U.S. and 189 storage facilities located in seven Western European nations:

	At December 31, 2012
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
U.S.:
California:
Southern	241	16,904
Northern	173	10,198
Texas	237	15,687
Florida	199	13,128
Illinois	126	7,904
Georgia	95	6,196
Washington	91	6,028
North Carolina	68	4,704
Virginia	78	4,471
New York	65	4,318
Colorado	59	3,713
New Jersey	56	3,549
Maryland	57	3,404
Minnesota	43	2,931
Michigan	43	2,755
Arizona	38	2,314
South Carolina	40	2,155
Missouri	37	2,136
Oregon	39	2,006
Pennsylvania	29	1,993
Indiana	31	1,926
Ohio	31	1,922
Nevada	27	1,818
Tennessee	27	1,528
Kansas	22	1,310
Massachusetts	20	1,249
Wisconsin	15	968
Other states (12 states)	91	5,154
Total – U.S.	2,078	132,369

Europe (b):
France	56	2,949
Netherlands	40	2,182
Sweden	30	1,629
Belgium	21	1,265
United Kingdom	21	1,026
Denmark	10	562
Germany	11	553
Total - Europe	189	10,166

Grand Total	2,267	142,535

(a) See Schedule III:  Real Estate and Accumulated Depreciation in the Company’s 2012 financials, for a complete list of properties consolidated by the Company.

(b) The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged to our existing and new incoming tenants, and controlling expenses.  For the year ended December 31, 2012, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 91.5% and $13.54, respectively, in the U.S. and 80.7% and $26.23, respectively, in Europe.

At December 31, 2012, 64 of our U.S. facilities were encumbered by an aggregate of $149 million in secured notes payable.  These facilities had a net book value of $344 million at December 31, 2012.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, are designed to offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Storage spaces are rented on a month-to-month basis.  Rental rates vary according to the location of the property, the size of the storage space, and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access or its proximity to elevators.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

Users include individuals from virtually all demographic groups, as well as businesses.  Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods.  Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

Our self-storage facilities generally consist of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

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

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2012, owns and operates approximately 28.3 million net rentable square feet of commercial space in eight states.  At December 31, 2012, the $316 million book value and $852 million market value, respectively, of our investment in PSB represents approximately 4% and 10%, respectively of our total assets.  We also directly own 1.4 million net rentable square feet of commercial space managed primarily by PSB, primarily representing individual retail locations at our existing self-storage locations.

The commercial properties owned by PSB consist primarily of flex, multi-tenant office and industrial space.  Flex space is defined as buildings that are configured with a combination of office and warehouse space and can be designed to fit a wide variety of uses (including office, assembly, showroom, laboratory, light manufacturing and warehouse space).

Environmental Matters: We accrue environmental assessments and estimated remediation cost when it is probable that such efforts will be required and the related costs can be reasonably estimated.  Our current practice is to conduct environmental investigations in connection with property acquisitions.  Although there can be no assurance, we are not aware of any environmental contamination of any of our facilities, which individually or in the aggregate would be material to our overall business, financial condition, or results of operations.

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

Our Common Shares (NYSE: PSA) have been listed on the New York Stock Exchange since October 19, 1984.   The following table sets forth the high and low sales prices of our Common Shares on the New York Stock Exchange composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2011	1st	$113.36	$99.96
	2nd	120.00	107.21
	3rd	124.81	101.77
	4th	136.67	103.42

2012	1st	141.48	129.04
	2nd	146.49	129.77
	3rd	152.68	137.86
	4th	148.17	135.07

As of February 15, 2013, there were approximately 16,971 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2012 we paid distributions to our common shareholders of $1.10 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $751.2 million or $4.40 per share.  During 2011 we paid distributions to our common shareholders of $0.80 per common share for the quarter ended March 31 and $0.95 per common share for each of the quarters ended June 30, September 30 and December 31, representing an aggregate of $619.7 million or $3.65 per share.  During 2010 we paid distributions to our common shareholders of $0.65 per common share for the quarter ended March 31 and $0.80 per common share for each of the quarters ended June 30, September 30 and December 31, representing an aggregate of $515.3 million or $3.05 per share.

Holders of common shares are entitled to receive distributions when and if declared by our Board of Trustees out of any funds legally available for that purpose.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2012, the dividends paid on common shares ($4.40 per share) and on all the various classes of preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.0000%	100.0000%	100.0000%	100.0000%
Long-term Capital Gain	0.0000%	0.0000%	0.0000%	0.0000%
Total	100.0000%	100.0000%	100.0000%	100.0000%

For 2011, the dividends paid on common shares ($3.65 per share) and on all the various classes of preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	99.9406%	100.0000%	100.0000%	96.6553%
Long-term Capital Gain	0.0594%	0.0000%	0.0000%	3.3447%
Total	100.0000%	100.0000%	100.0000%	100.0000%

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board of Trustees has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.

At December 31, 2009, we had 8,377,193 Equity Shares, Series A outstanding, and on April 15, 2010 we redeemed all these shares at $24.50 per share for an aggregate redemption amount of $205.4 million.  During the three months ended March 31, 2010, we paid quarterly distributions to the holders of the Equity Shares, Series A totaling $5.1 million ($0.6125 per share).  No further distributions on Equity Shares, Series A were paid after their April 15, 2010 retirement.

At December 31, 2009, we had 4,289,544 Equity Shares, Series AAA (“Equity AAA Shares”) outstanding with a carrying value of $100,000,000, all of which were held by a wholly-owned subsidiary and eliminated in consolidation, and we retired all of these shares on August 31, 2010.   For each of the quarters ended March 31, 2010 and June 30, 2010, we paid aggregate distributions to the holder of the Equity AAA Shares totaling $2.3 million or $0.5391 per share.  No further distributions were paid on the Equity AAA Shares after their August 31, 2010 retirement.

d.	Common Share Repurchases

Our Board of Trustees has authorized the repurchase from time to time (with no expiration date) of up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 25, 2013, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million, and 11,278,084 common shares remain available to purchase under the authorization.   Future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

In addition to the redemption price of $25.00 per share for all Cumulative Preferred Shares that we redeemed during 2012, we also paid accrued and unpaid dividends for such shares up to their respective redemption dates.  The following table presents monthly information related to our redemptions of our Preferred Shares during the year ended December 31, 2012:

Period Covered	Total Number of Shares Repurchased	Average Price Paid per Share
January 1, 2012 – January 31, 2012	-	-
February 1, 2012 – February 28, 2012
Preferred Shares – Series L	8,266,600	$25.00
Preferred Shares – Series E	5,650,000	$25.00
March 1, 2012 – March 31, 2012
Preferred Shares – Series Y	350,900	$25.00
April 1, 2012 – April 30, 2012
Preferred Shares – Series M	19,065,353	$25.00
May 1, 2012 – May 31, 2012	-	-
June 1, 2012 – June 30, 2012	-	-
July 1, 2012 – July 31, 2012
Preferred Shares – Series N	6,900,000	$25.00
Preferred Shares – Series C	4,425,000	$25.00
August 1, 2012 – August 31, 2012
Preferred Shares - Series W	5,300,000	$25.00
September 1, 2012 – September 30, 2012	-	-
October 1, 2012 – October 31, 2012
Preferred Shares - Series F	9,893,000	$25.00
Preferred Shares - Series X	4,800,000	$25.00
November 1, 2012 – November 30, 2012	-	-
December 1, 2012 – December 31, 2012
Preferred Shares - Series Z	4,500,000	$25.00
Preferred Shares - Series A	4,600,000	$25.00
Preferred Shares - Series D	5,400,000	$25.00
Total	79,150,853	$25.00

ITEM 6.                      Selected Financial Data

	For the year ended December 31,
	2012	2011	2010	2009 (1)	2008
	(Amounts in thousands, except per share data)
Operating Revenues	$1,826,729	$1,717,613	$1,613,777	$1,590,929	$1,680,198

Operating Expenses:
Cost of operations	540,129	542,234	528,404	520,089	552,667
Depreciation and amortization	357,781	357,969	353,245	339,003	407,422
General and administrative	56,837	52,410	38,487	35,735	62,809
Asset impairment charges	-	2,186	994	-	525
	954,747	954,799	921,130	894,827	1,023,423
Operating income	871,982	762,814	692,647	696,102	656,775
Interest and other income	22,074	32,333	29,017	29,813	36,155
Interest expense	(19,813)	(24,222)	(30,225)	(29,916)	(43,944)
Equity in earnings of unconsolidated real estate entities	45,586	58,704	38,352	53,244	20,391
Foreign currency exchange gain (loss)	8,876	(7,287)	(42,264)	9,662	(25,362)
Gain on real estate sales and debt retirement	1,456	10,801	827	37,540	336,545
Income from continuing operations	930,161	833,143	688,354	796,445	980,560
Discontinued operations	12,874	3,316	7,760	(5,989)	(6,688)
Net income	943,035	836,459	696,114	790,456	973,872
Net income allocated (to) from noncontrolling equity interests	(3,777)	(12,617)	(24,076)	44,165	(38,696)
Net income allocable to Public Storage shareholders	$939,258	$823,842	$672,038	$834,621	$935,176

Per Common Share:
Distributions	$4.40	$3.65	$3.05	$2.20	$2.80
Net income – Basic	$3.93	$3.31	$2.36	$3.48	$4.19
Net income – Diluted	$3.90	$3.29	$2.35	$3.47	$4.18

Weighted average common shares – Basic	170,562	169,657	168,877	168,358	168,250
Weighted average common shares – Diluted	171,664	170,750	169,772	168,768	168,675

Balance Sheet Data:
Total assets	$8,793,403	$8,932,562	$9,495,333	$9,805,645	$9,936,045
Total debt	$468,828	$398,314	$568,417	$518,889	$643,811
Public Storage shareholders’ equity	$8,093,756	$8,288,209	$8,676,598	$8,928,407	$8,708,995
Permanent noncontrolling interests’ equity	$29,108	$22,718	$32,336	$132,974	$358,109

Net cash flow:
Provided by operating activities	$1,285,659	$1,203,452	$1,093,221	$1,112,857	$1,076,971
Provided by (used in) investing activities	$(290,465)	$(81,355)	$(266,605)	$(91,409)	$340,018
Used in financing activities	$(1,117,305)	$(1,438,546)	$(1,132,709)	$(938,401)	$(984,076)

(1)
The 2009 decreases in our revenues, cost of operations, and depreciation and amortization, and our increase in equity in earnings of unconsolidated real estate entities, are due primarily to our disposition of a 51% interest in Shurgard Europe on March 31, 2008.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The amounts reported in our financial statements, notes to financial statements and MD&A are affected by judgments, assumptions and estimates that we make.  The notes to our December 31, 2012 financial statements, primarily Note 2, summarize our significant accounting policies.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements for all periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

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

In addition, our taxable REIT subsidiaries are taxable as regular corporations.  To the extent that amounts paid to us by our taxable REIT subsidiaries are determined by the taxing authorities to be in excess of amounts that would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  Such a penalty tax could have a material adverse impact on our net income.

Impairment of Long-Lived Assets:  The analysis of impairment of our long-lived assets involves identification of indicators of impairment, projections of future operating cash flows, and determination of fair values, all of which require significant judgment and subjectivity.  Others could come to materially different conclusions, and we may not have identified all current facts and circumstances that may affect impairment.  Any unidentified impairment loss, or change in conclusions, could have a material adverse impact on our net income.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation, employee health plans, and estimated claims for our tenant reinsurance program.  In certain jurisdictions we do not receive property tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate property tax expense based upon anticipated implementation of regulations and trends.  If our related estimates and assumptions are incorrect, our expenses could be misstated.

Accruals for Contingencies: We are subject to business and legal liability risks due to events that have occurred, which could result in future payments.   We have not accrued certain of these payments, either because they are not probable or not estimable, or because we are not aware of them.  We may have to accrue additional amounts for these payments due to the results of further investigation, the litigation process, or otherwise.  Such accruals could have a material adverse impact on our net income.

Recording the fair value of acquired real estate facilities: In recording the acquisition of real estate facilities, we estimate the fair value of the land, buildings and intangible assets acquired.  Such estimates are based upon many assumptions and judgments, including expected rates of return, land and building replacement costs, as well as future cash flows from the property and the existing tenant base.  Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, and real estate and intangible assets.

Overview of Management’s Discussion and Analysis of Operations

Our domestic self-storage facilities generated 93% of our revenues for the year ended December 31, 2012, and also generated most of our net income and cash flow from operations.  A large portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking to acquire and develop additional investments in self-storage facilities.

Most of our facilities compete with other well-managed and well-located competitors, and we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends.    We believe that our centralized information networks, national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale enable us to effectively meet such challenges.

In 2010, 2011, and 2012, we acquired an aggregate of 77 self-storage facilities from third parties for approximately $546 million, we acquired noncontrolling interests in subsidiaries owning self-storage facilities for approximately $197 million, and we invested $117 million in Shurgard Europe which it used to acquire interests in self-storage facilities.  We will continue to seek to acquire additional self-storage facilities from third parties in 2013.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities.

Over the past three years our development activities have been minimal.  We have recently expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2012, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $36 million had been incurred at December 31, 2012, and the remaining costs will be incurred principally in 2013.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects and have hired additional personnel; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

We also have equity investments in Shurgard Europe, interests in commercial operations primarily through our investment in PS Business Parks, Inc. (“PSB”), and ancillary operations such as tenant reinsurance and sales of merchandise.  We have no current plans to change our equity investments in Shurgard Europe or PSB; however, it is possible that we may make additional investments in these entities in the future.

We believe that we are not dependent upon raising capital to fund our ongoing operations or meet our obligations.  However, access to capital is important to growing our asset base.  During the years ended December 31, 2012 and 2011, we issued approximately $1.7 billion and $863 million, respectively, of preferred securities.  During December 2012, we raised $101 million from the sale of our common shares owned by a wholly-owned subsidiary.  We have no current plans to issue additional common shares.  On January 16, 2013, we issued another $500 million of preferred securities.

At December 31, 2012, cash and cash equivalents totaled $17.2 million and we had $133.0 million in borrowings on our line of credit.  On January 16, 2013, we raised $485 million in net proceeds from the issuance of our 5.2% Series W Preferred Shares and repaid the outstanding borrowings on our line of credit.  We have $255 million in scheduled principal repayments in 2013, including $186 million for our senior notes which mature on March 15, 2013.  At December 31, 2012, we have a pipeline of development projects with approximately $133 million in remaining spending.  We have no other significant commitments in 2013.

Results of Operations

Operating results for 2012 as compared to 2011: For the year ended December 31, 2012, net income allocable to our common shareholders was $669.7 million or $3.90 per diluted common share, compared to $561.7 million or $3.29 per diluted common share for the same period in 2011, representing an increase of $108.0 million or $0.61 per diluted common share.  This increase is due to (i) improved property operations, (ii) a $19.6 million reduction in distributions to preferred shareholders due primarily to lower average coupon rates, and (iii) a $16.2 million increase resulting from foreign currency exchange gains and losses in translating our Euro-denominated loan receivable from Shurgard Europe into U.S. Dollars, offset partially by (iv) a $36.3 million decrease due to the application of EITF D-42 to our, and our equity share of PSB’s, redemptions of preferred securities.

Operating results for 2011 as compared to 2010:  For the year ended December 31, 2011, net income allocable to our common shareholders was $561.7 million or $3.29 per diluted common share, compared to $399.2 million or $2.35 per diluted common share for the same period in 2010, representing an increase of $162.5 million or $0.94 per diluted common share.  This increase is due to (i) improved property operations, (ii), a $35.0 million increase due to foreign currency exchange gains and losses in translating our Euro-denominated loan receivable from Shurgard Europe into U.S. Dollars, (iii) increased equity in earnings and interest and other income from Shurgard Europe, due primarily to Shurgard Europe’s acquisition of its joint venture partner’s interests on March 2, 2011 and (iv) reduced income allocations to our Equity Shares, Series A.

Funds from Operations

Funds from Operations (“FFO”) is a term defined by the National Association of Real Estate Investment Trusts, and generally represents net income before depreciation, gains and losses, and impairment charges with respect to real estate assets.  We present FFO and FFO per share because we consider FFO to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company.  We believe that FFO is a helpful measure of a REIT’s performance since FFO excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time.  We believe that real estate values fluctuate due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO and FFO per share is not a substitute for our cash flow or net income per share as a measure of our liquidity or operating performance or our ability to pay dividends.  Because other REITs may not compute FFO in the same manner; FFO may not be comparable among REITs.  The following table reconciles from net income to FFO allocable to common shares and computes FFO per common share.  Amounts previously presented for 2010 have been adjusted to eliminate impairment charges with respect to real estate assets.

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands, except per share data)
Computation of FFO allocable to Common Shares:
Net income	$943,035	$836,459	$696,114
Add back – depreciation and amortization, including amounts classified as discontinued operations	358,103	358,525	354,386
Add back – depreciation from unconsolidated real estate investments	75,648	64,677	61,110
Eliminate – gains on sale and impairment charges related to real estate investments, including discontinued operations and our equity share of unconsolidated real estate investments	(14,778)	(12,797)	(7,573)
FFO allocable to equity holders	1,362,008	1,246,864	1,104,037
Less allocation of FFO to:
Noncontrolling equity interests	(6,828)	(15,539)	(25,915)
Preferred shareholders	(266,937)	(260,462)	(240,634)
Equity Shares, Series A	-	-	(30,877)
Restricted share unitholders	(4,247)	(2,817)	(2,645)
FFO allocable to Common Shares	$1,083,996	$968,046	$803,966
Diluted weighted average common shares outstanding	171,664	170,750	169,772
FFO per share	$6.31	$5.67	$4.74

In discussions with the investment community, we often discuss “Core FFO” per share, which represents FFO per share, adjusted to exclude the impact of i) foreign currency gains and losses, representing a gain of $8.9 million in 2012, and losses totaling $7.3 million and $42.3 million in 2011 and 2010, respectively, ii) EITF D-42 income allocations, including our equity share of PSB, representing a reduction of FFO totaling $68.9 million, $32.6 million and $35.8 million in 2012, 2011 and 2010, respectively, and ii) the aggregate net impact of  impairment charges with respect to non-real estate assets, contingency accruals, our equity share of PSB’s lease termination benefits, and costs associated with the acquisition of real estate facilities, representing an aggregate net reduction in FFO per share of $0.02, $0.03 and $0.02 in 2012, 2011 and 2010, respectively.

We present Core FFO per share because we believe it is a helpful measure in understanding our results of operations, as we believe that the items noted above that are included in FFO per share, but excluded from Core FFO per share, are not indicative of our ongoing earnings.  We also believe that the analyst community, likewise, reviews our Core FFO (or similar measures using different terminology) when evaluating our Company.  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other REITs may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles from FFO per share to Core FFO per share:

	Year Ended December 31,
	2012	2011	Percentage Change	2011	2010	Percentage Change
FFO per share	$6.31	$5.67	11.3%	$5.67	$4.74	19.6%
Eliminate the per share impact of items excluded from Core FFO:
Foreign currency exchange (gain) loss	(0.05)	0.04		0.04	0.25
Application of EITF D-42	0.40	0.19		0.19	0.21
Other items, net	0.02	0.03		0.03	0.02
Core FFO per share	$6.68	$5.93	12.6%	$5.93	$5.22	13.6%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the year ended December 31, 2012.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2010, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations Summary	Year Ended December 31,			Year Ended December 31,
	2012	2011	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,596,320	$1,522,055	4.9%	$1,522,055	$1,454,633	4.6%
Non Same Store Facilities	106,770	81,469	31.1%	81,469	54,763	48.8%
Total rental income	1,703,090	1,603,524	6.2%	1,603,524	1,509,396	6.2%
Cost of operations:
Same Store Facilities	468,752	477,041	(1.7)%	477,041	474,831	0.5%
Non Same Store Facilities	33,114	27,797	19.1%	27,797	19,884	39.8%
Total cost of operations	501,866	504,838	(0.6)%	504,838	494,715	2.0%
Net operating income (a):
Same Store Facilities	1,127,568	1,045,014	7.9%	1,045,014	979,802	6.7%
Non Same Store Facilities	73,656	53,672	37.2%	53,672	34,879	53.9%
Total net operating income	1,201,224	1,098,686	9.3%	1,098,686	1,014,681	8.3%
Total depreciation and amortization expense:
Same Store Facilities	(313,173)	(319,033)	(1.8)%	(319,033)	(316,199)	0.9%
Non Same Store Facilities	(41,798)	(36,282)	15.2%	(36,282)	(34,426)	5.4%
Total depreciation and amortization expense	(354,971)	(355,315)	(0.1)%	(355,315)	(350,625)	1.3%

Total net income	$846,253	$743,371	13.8%	$743,371	$664,056	11.9%

Number of facilities at period end:
Same Store Facilities	1,941	1,941	-	1,941	1,941	-
Non Same Store Facilities	124	97	27.8%	97	83	16.9%
Net rentable square footage at period end (in thousands):
Same Store Facilities	122,464	122,464	-	122,464	122,464	-
Non Same Store Facilities	9,173	6,997	31.1%	6,997	5,684	23.1%

(a)	See “Net Operating Income below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those 1,941 facilities (122,464,000 net rentable square feet) that have been owned and operated on a stabilized basis since January 1, 2010, and therefore provide meaningful comparisons for 2010, 2011 and 2012.  The following table summarizes the historical operating results of these facilities:

SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2012	2011	Percentage Change	2011	2010	Percentage Change
Revenues:	(Dollar amounts in thousands, except weighted average amounts)
Rental income	$1,516,152	$1,442,684	5.1%	$1,442,684	$1,383,232	4.3%
Late charges and administrative fees	80,168	79,371	1.0%	79,371	71,401	11.2%
Total revenues (a)	1,596,320	1,522,055	4.9%	1,522,055	1,454,633	4.6%

Cost of operations:
Property taxes	151,605	147,259	3.0%	147,259	144,502	1.9%
On-site property manager payroll	97,942	101,034	(3.1)%	101,034	99,928	1.1%
Repairs and maintenance	39,998	45,237	(11.6)%	45,237	46,201	(2.1)%
Utilities	36,255	37,732	(3.9)%	37,732	36,299	3.9%
Media advertising	6,326	10,542	(40.0)%	10,542	15,178	(30.5)%
Other advertising and selling expense	32,423	32,133	0.9%	32,133	31,991	0.4%
Other direct property costs	35,257	35,937	(1.9)%	35,937	36,810	(2.4)%
Supervisory payroll	33,144	32,038	3.5%	32,038	29,828	7.4%
Allocated overhead	35,802	35,129	1.9%	35,129	34,094	3.0%
Total cost of operations (a)	468,752	477,041	(1.7)%	477,041	474,831	0.5%
Net operating income (b)	1,127,568	1,045,014	7.9%	1,045,014	979,802	6.7%
Depreciation and amortization expense	(313,173)	(319,033)	(1.8)%	(319,033)	(316,199)	0.9%
Net income	$814,395	$725,981	12.2%	$725,981	$663,603	9.4%
Gross margin (before depreciation and amortization expense)	70.6%	68.7%	2.8%	68.7%	67.4%	1.9%

Weighted average for the period:
Square foot occupancy (c)	91.8%	91.2%	0.7%	91.2%	89.8%	1.6%
Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)(e)	$13.49	$12.92	4.4%	$12.92	$12.58	2.7%
Available square foot (“REVPAF”) (e)(f)	$12.38	$11.78	5.1%	$11.78	$11.30	4.2%
Weighted average at December 31:
Square foot occupancy	91.4%	89.6%	2.0%	89.6%	88.7%	1.0%
In place annual rent per occupied square foot (g)	$14.42	$14.02	2.9%	$14.02	$13.65	2.7%

a)	Revenues and cost of operations do not include tenant reinsurance and retail operations, which are included on our income statement under “ancillary revenues” and “ancillary operating expenses.”

b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31, 2012, 2011 and 2010.

c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

d)
Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.

e)
These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.   Late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

f)
Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.

g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot before any reductions for promotional discounts, and excludes late charges and administrative fees.

Analysis of Revenue

Revenues generated by our Same Store Facilities increased by 4.9% in 2012 as compared to 2011 due primarily to increased average rental rates charged to our tenants.  This increase was due primarily to annual rent increases for tenants that have been renting longer than one year combined with a reduction in promotional discounts given to new tenants from $96.5 million in 2011 to $87.8 million in 2012.

Revenues generated by our Same Store Facilities increased by 4.6% in 2011 as compared to 2010.  The increase was due primarily to a 1.6% increase in weighted average square foot occupancy and a 2.7% increase in realized rent per occupied square foot, as well as an 11.2% increase in late charges and administrative fees due primarily to increases in the fee levels charged for late payments.  The increase in realized annual rent per occupied square foot includes the impact of more aggressive increases in rents charged to existing tenants in the last two quarters of 2011.

Our future rental growth will be dependent upon many factors including the level of new supply of self-storage space in the markets in which we operate, demand for self-storage space, our ability to increase rental rates, the level of promotional activities, and our ability to maintain or improve our occupancy levels.

We seek to maintain an average occupancy level of at least 90% throughout the year, which we believe maximizes the realized rent per available foot.  We maintain occupancy by regularly adjusting rental rates and promotions offered, in order to generate sufficient move-ins to replace tenants that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

Our Same Store average occupancy levels increased 0.7% in 2012 as compared to 2011, due primarily to a 1.8% increase in average occupancy in the fourth quarter of 2012 as compared to the same period in 2011.  This increase was driven by (i) increased move-in volumes, primarily due to more aggressive pricing in the seasonally slow fourth quarter of 2012 combined with (ii) reduced levels of tenants moving out, as compared to the same period in 2011.  We expect to continue to implement aggressive pricing strategies during the first quarter of 2013 to increase occupancy levels as compared to the same period in 2012.  However, we expect occupancy levels in the second, third and fourth quarters of 2013 to be flat as compared to the same periods in 2012 due to more difficult year-over-year comparisons.

Increasing rental rates to tenants having a tenancy longer than one year is a key part of our rental growth.  At each of December 31, 2012, 2011 and 2010, approximately 55% of our tenants had a tenancy of a year or longer.  For these tenants, in place rent per occupied square foot at December 31, 2012 increased 4.1% as compared to December 31, 2011 and 4.3% at December 30, 2011 as compared to December 31, 2010.  These increases were due to rate increases passed to these tenants.  We expect to pass similar rate increases to long-term tenants in 2013 as we did in 2012.

Based upon current trends, we expect positive year-over-year growth in rental income to continue throughout 2013, due to improved occupancy and realized rents during the first quarter of the year and primarily from increases in realized rents during the remainder of 2013.

Analysis of Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 1.7% in 2012 as compared to 2011.  The decrease was due primarily to reductions in on-site property manager payroll, repairs and maintenance, and media advertising, offset partially by a 3.0% increase in property tax expense.  Cost of operations (excluding depreciation and amortization) increased by 0.5% in 2011 as compared to 2010.  The increase was due to higher property taxes, supervisory payroll, and utilities, partially offset by reduced media advertising.

Property tax expense increased 3.0% in 2012 as compared to 2011, due primarily to higher assessed values.   Property tax expense increased 1.9% in 2011 as compared to 2010, due primarily to higher tax rates.  We expect property tax expense growth of approximately 4.0% in 2013, due primarily to higher assessed values.

On-site property manager payroll expense decreased approximately 3.1% in 2012 as compared to 2011, and increased 1.1% in 2011 as compared to 2010.  The decrease in 2012 was due primarily to lower incentive compensation, and the increase in 2011 was due primarily to higher incentive compensation and wage rates.  We expect payroll expense to increase at a rate less than inflation in 2013.

Repairs and maintenance expenditures decreased 11.6% in 2012 as compared to the same period in 2011, and decreased 2.1% in 2011 as compared to the same period in 2010.  Repairs and maintenance expenditures are dependent upon several factors, such as weather, the timing of repair and maintenance needs, inflation in material and labor costs, and random events.  Included in our repairs and maintenance expenditures in 2012, 2011 and 2010 was approximately $2.7 million, $4.3 million and $6.1 million, respectively, in snow removal costs.  We expect repairs and maintenance, prior to snow removal costs, to decline modestly in 2013.  Snow removal costs are expected to be higher in the first quarter of 2013 as compared to the same period in 2012, due to more severe winter weather through February 25, 2013.  Snow removal costs ater the first quarter of 2013 are not determinable at this time.

Utility expenses decreased 3.9% in 2012 as compared to 2011, and increased 3.9% in 2011 as compared to 2010.  Utility cost levels are dependent upon changes in usage driven primarily by weather and temperature, as well as energy prices.  The decrease in 2012 was driven by reduced usage caused by milder weather.  The increase in 2011 was caused by higher usage from extreme temperatures, as well as higher energy prices.  It is difficult to estimate future utility cost levels, because weather, temperature, and fuel prices are volatile and not predictable.

Media advertising decreased 40.0% in 2012 as compared to the same period in 2011, and decreased 30.5% in 2011 as compared to 2010.  Media advertising can increase or decrease significantly in the short-term in response to demand, occupancy levels, and other factors.  Media advertising expenditures have declined due to higher square foot occupancies, which increased from 87.0% on December 31, 2009 to 91.4% at December 31, 2012.  We expect lower media advertising in 2013 due to current high occupancies.

Other advertising and selling expense is comprised principally of yellow page, internet advertising, and the operating costs of our telephone reservation center.  These costs in aggregate have remained flat in 2010, 2011 and 2012.  We have phased out our yellow page advertising program as of December 31, 2012, and expect that this cost reduction will be offset by increased Internet advertising.  We expect other advertising and selling expense to be flat in 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, and the cost of operating each property’s rental office including supplies and telephone data communication lines.   Due to cost-saving measures in certain expense categories, offset by inflationary increases, we expect other direct property expenses to be flat in 2013.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 3.5% in 2012 as compared to 2011, and increased 7.4% in 2011 as compared to 2010.  The increase in 2012 was due principally to increased headcount.  This increase in 2011 was due primarily to higher incentives and wage rates paid to supervisory personnel.  We expect growth in supervisory payroll in excess of inflation, due to higher wage rates, incentives and increased headcount.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  The increases in 2012 and 2011 are due principally to increased headcount.  We expect inflationary growth in allocated overhead in 2013.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
(Amounts in thousands, except for per square foot amount)
Total revenues:
2012	$383,928	$394,700	$412,641	$405,051	$1,596,320
2011	$366,497	$375,543	$393,819	$386,196	$1,522,055
2010	$353,976	$360,915	$372,125	$367,617	$1,454,633

Total cost of operations:
2012	$130,682	$121,043	$118,566	$98,461	$468,752
2011	$128,295	$122,776	$121,338	$104,632	$477,041
2010	$128,363	$122,954	$121,127	$102,387	$474,831

Property taxes:
2012	$43,058	$41,925	$40,580	$26,042	$151,605
2011	$41,382	$40,264	$39,550	$26,063	$147,259
2010	$40,420	$39,246	$39,187	$25,649	$144,502

Repairs and maintenance:
2012	$12,025	$10,585	$8,487	$8,901	$39,998
2011	$10,765	$10,993	$10,960	$12,519	$45,237
2010	$13,089	$10,693	$10,829	$11,590	$46,201

Media advertising:
2012	$3,145	$1,891	$1,239	$51	$6,326
2011	$4,046	$3,360	$2,144	$992	$10,542
2010	$5,456	$6,603	$3,119	$-	$15,178

REVPAF:
2012	$11.89	$12.25	$12.79	$12.59	$12.38
2011	$11.36	$11.64	$12.16	$11.96	$11.78
2010	$11.01	$11.22	$11.54	$11.41	$11.30

Weighted average realized annual rent per occupied square foot:
2012	$13.17	$13.23	$13.79	$13.72	$13.49
2011	$12.65	$12.61	$13.19	$13.26	$12.92
2010	$12.47	$12.34	$12.68	$12.82	$12.58

Weighted average occupancy levels for the period:
2012	90.3%	92.6%	92.7%	91.8%	91.8%
2011	89.8%	92.3%	92.2%	90.2%	91.2%
2010	88.3%	90.9%	91.0%	89.0%	89.8%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Same Store Facilities Operating Trends by Market
Revenues:
Los Angeles (168 facilities)	$210,653	$201,945	4.3%	$201,945	$197,432	2.3%
San Francisco (125 facilities)	134,109	126,852	5.7%	126,852	121,242	4.6%
New York (79 facilities)	105,421	100,256	5.2%	100,256	94,342	6.3%
Chicago (124 facilities)	99,699	95,346	4.6%	95,346	92,431	3.2%
Washington DC (72 facilities)	78,606	75,898	3.6%	75,898	71,321	6.4%
Seattle-Tacoma (85 facilities)	76,506	73,263	4.4%	73,263	70,380	4.1%
Miami (60 facilities)	67,468	63,568	6.1%	63,568	60,930	4.3%
Dallas-Ft. Worth (98 facilities)	62,346	59,062	5.6%	59,062	55,257	6.9%
Houston (80 facilities)	57,054	53,943	5.8%	53,943	52,437	2.9%
Atlanta (89 facilities)	56,878	54,426	4.5%	54,426	51,786	5.1%
Philadelphia (55 facilities)	43,128	41,725	3.4%	41,725	39,389	5.9%
Denver (47 facilities)	36,596	33,749	8.4%	33,749	32,098	5.1%
Minneapolis-St. Paul (41 facilities)	31,073	29,467	5.5%	29,467	27,783	6.1%
Portland (42 facilities)	28,817	27,451	5.0%	27,451	26,235	4.6%
Orlando-Daytona (45 facilities)	27,805	26,711	4.1%	26,711	25,545	4.6%
All other markets (731 facilities)	480,161	458,393	4.7%	458,393	436,025	5.1%
Total revenues	$1,596,320	$1,522,055	4.9%	$1,522,055	$1,454,633	4.6%

Net operating income:
Los Angeles	$166,158	$156,408	6.2%	$156,408	$152,334	2.7%
San Francisco	103,480	96,330	7.4%	96,330	90,692	6.2%
New York	71,470	67,304	6.2%	67,304	59,352	13.4%
Chicago	59,511	52,494	13.4%	52,494	52,134	0.7%
Washington DC	59,901	56,862	5.3%	56,862	52,038	9.3%
Seattle-Tacoma	57,092	54,244	5.3%	54,244	51,758	4.8%
Miami	49,508	45,729	8.3%	45,729	42,238	8.3%
Dallas-Ft. Worth	41,072	36,879	11.4%	36,879	33,108	11.4%
Houston	37,367	34,734	7.6%	34,734	33,216	4.6%
Atlanta	39,055	36,009	8.5%	36,009	33,731	6.8%
Philadelphia	28,775	26,732	7.6%	26,732	24,209	10.4%
Denver	25,769	22,521	14.4%	22,521	21,032	7.1%
Minneapolis-St. Paul	19,920	18,309	8.8%	18,309	16,427	11.5%
Portland	21,028	19,301	8.9%	19,301	18,463	4.5%
Orlando-Daytona	18,980	17,455	8.7%	17,455	16,429	6.2%
All other markets	328,482	303,703	8.2%	303,703	282,641	7.5%
Total net operating income	$1,127,568	$1,045,014	7.9%	$1,045,014	$979,802	6.7%

Same Store Facilities Operating Trends by Region (Continued)	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Weighted average occupancy:
Los Angeles	92.6%	92.1%	0.5%	92.1%	91.3%	0.9%
San Francisco	93.2%	93.0%	0.2%	93.0%	91.5%	1.6%
New York	92.9%	92.5%	0.4%	92.5%	91.7%	0.9%
Chicago	92.1%	91.0%	1.2%	91.0%	89.3%	1.9%
Washington DC	91.9%	92.3%	-0.4%	92.3%	91.3%	1.1%
Seattle-Tacoma	91.0%	90.7%	0.3%	90.7%	90.0%	0.8%
Miami	92.6%	92.0%	0.7%	92.0%	91.0%	1.1%
Dallas-Ft. Worth	91.7%	91.5%	0.2%	91.5%	89.4%	2.3%
Houston	91.8%	89.8%	2.2%	89.8%	88.9%	1.0%
Atlanta	90.4%	90.3%	0.1%	90.3%	88.4%	2.1%
Philadelphia	91.3%	91.7%	-0.4%	91.7%	90.3%	1.6%
Denver	94.0%	91.8%	2.4%	91.8%	90.5%	1.4%
Minneapolis-St. Paul	91.6%	90.5%	1.2%	90.5%	88.4%	2.4%
Portland	92.7%	91.4%	1.4%	91.4%	89.8%	1.8%
Orlando-Daytona	91.9%	90.1%	2.0%	90.1%	88.5%	1.8%
All other markets	91.4%	90.6%	0.9%	90.6%	89.2%	1.6%
Total weighted average occupancy	91.8%	91.2%	0.7%	91.2%	89.8%	1.6%

Realized annual rent per occupied square foot:
Los Angeles	$19.19	$18.48	3.8%	$18.48	$18.18	1.7%
San Francisco	18.97	17.94	5.7%	17.94	17.43	2.9%
New York	20.75	19.73	5.2%	19.73	18.82	4.8%
Chicago	13.14	12.71	3.4%	12.71	12.62	0.7%
Washington DC	19.76	18.96	4.2%	18.96	18.07	4.9%
Seattle-Tacoma	14.40	13.77	4.6%	13.77	13.37	3.0%
Miami	16.00	15.12	5.8%	15.12	14.73	2.6%
Dallas-Ft. Worth	10.38	9.82	5.7%	9.82	9.48	3.6%
Houston	10.67	10.29	3.7%	10.29	10.16	1.3%
Atlanta	10.02	9.56	4.8%	9.56	9.35	2.2%
Philadelphia	13.11	12.60	4.0%	12.60	12.16	3.6%
Denver	12.23	11.53	6.1%	11.53	11.16	3.3%
Minneapolis-St. Paul	11.41	10.92	4.5%	10.92	10.61	2.9%
Portland	13.56	13.09	3.6%	13.09	12.78	2.4%
Orlando-Daytona	10.53	10.29	2.3%	10.29	10.09	2.0%
All other markets	11.00	10.57	4.0%	10.57	10.26	3.0%
Total realized rent per square foot	$13.49	$12.92	4.4%	$12.92	$12.58	2.7%

REVPAF:
Los Angeles	$17.77	$17.01	4.5%	$17.01	$16.60	2.5%
San Francisco	17.68	16.69	5.9%	16.69	15.95	4.6%
New York	19.27	18.24	5.6%	18.24	17.26	5.7%
Chicago	12.10	11.56	4.7%	11.56	11.27	2.6%
Washington DC	18.15	17.50	3.7%	17.50	16.49	6.1%
Seattle-Tacoma	13.10	12.49	4.9%	12.49	12.03	3.8%
Miami	14.82	13.91	6.5%	13.91	13.40	3.8%
Dallas-Ft. Worth	9.52	8.99	5.9%	8.99	8.47	6.1%
Houston	9.79	9.24	6.0%	9.24	9.03	2.3%
Atlanta	9.06	8.63	5.0%	8.63	8.26	4.5%
Philadelphia	11.97	11.55	3.6%	11.55	10.98	5.2%
Denver	11.50	10.58	8.7%	10.58	10.09	4.9%
Minneapolis-St. Paul	10.46	9.89	5.8%	9.89	9.37	5.5%
Portland	12.57	11.97	5.0%	11.97	11.48	4.3%
Orlando-Daytona	9.67	9.28	4.2%	9.28	8.93	3.9%
All other markets	10.05	9.58	4.9%	9.58	9.15	4.7%
Total REVPAF	$12.38	$11.78	5.1%	$11.78	$11.30	4.2%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2012 represent 124 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2010, or were acquired since January 1, 2010.  As a result of the stabilization process and timing of when the facilities were placed into service, year-over-year changes can be significant.  In the following table, “Facilities placed into service in 2012” includes 24 facilities acquired from third parties and three facilities that we obtained control of and began consolidating in 2012.  “Facilities placed into service in 2011” includes 11 facilities acquired from third parties, one facility that was newly developed, and two facilities that we obtained control of and began consolidating in 2011.  “Other facilities” includes 42 facilities we acquired from third parties in 2010 and 41 other facilities that we have owned since January 1, 2010 that are not stabilized due to the addition of more net rentable square feet or due to casualty damage.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities placed into service in 2012	$8,715	$-	$8,715	$-	$-	$-
Facilities placed into service in 2011	13,302	5,914	7,388	5,914	-	5,914
Other facilities	84,753	75,555	9,198	75,555	54,763	20,792
Total rental income	106,770	81,469	25,301	81,469	54,763	26,706

Cost of operations before depreciation and amortization expense:
Facilities placed into service in 2012	$3,446	$-	$3,446	$-	$-	$-
Facilities placed into service in 2011	4,040	2,174	1,866	2,174	-	2,174
Other facilities	25,628	25,623	5	25,623	19,884	5,739
Total cost of operations	33,114	27,797	5,317	27,797	19,884	7,913

Net operating income before depreciation and amortization expense (a):
Facilities placed into service in 2012	$5,269	$-	$5,269	$-	$-	$-
Facilities placed into service in 2011	9,262	3,740	5,522	3,740	-	3,740
Other facilities	59,125	49,932	9,193	49,932	34,879	15,053
Total net operating income (a)	73,656	53,672	19,984	53,672	34,879	18,793
Depreciation and amortization expense	(41,798)	(36,282)	(5,516)	(36,282)	(34,426)	(1,856)
Net income	$31,858	$17,390	$14,468	$17,390	$453	$16,937

At December 31:
Square foot occupancy:
Facilities placed into service in 2012	76.5%	-	-	-	-	-
Facilities placed into service in 2011	83.4%	75.2%	10.9%	75.2%	-	-
Other facilities	90.0%	86.1%	4.5%	86.1%	78.2%	10.1%
	86.1%	84.3%	2.1%	84.3%	78.2%	10.7%

In place annual rent per occupied square foot:
Facilities placed into service in 2012	$13.31	$-	-	$-	$-	-
Facilities placed into service in 2011	15.07	14.29	5.5%	14.29	-	-
Other facilities	16.31	15.61	4.5%	15.61	15.77	(1.0)%
	$15.55	$15.41	0.9%	$15.41	$15.77	(2.3)%

Number of Facilities:
Facilities placed into service in 2012	27	-	27	-	-	-
Facilities placed into service in 2011	14	14	-	14	-	14
Other facilities	83	83	-	83	83	-
	124	97	27	97	83	14

Net rentable square feet (in thousands):
Facilities placed into service in 2012	2,091	-	2,091	-	-	-
Facilities placed into service in 2011	1,166	1,166	-	1,166	-	1,166
Other facilities	5,916	5,831	85	5,831	5,684	147
	9,173	6,997	2,176	6,997	5,684	1,313

(a)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31, 2012, 2011 and 2010.

In 2010, 2011, and 2012, we acquired an aggregate of 77 facilities from third parties.  The following table sets forth selected information with respect to these acquired properties:

			For the Year Ended December 31, 2012
	Number of Properties	Acquisition Cost	Average Occupancy	Capitalization Rate (a)
	(Dollar amounts in thousands)
Properties acquired from third parties during:
Last three months of 2012	10	$81,400	(b)	(b)
First nine months of 2012	14	144,100	78%	5.3%
2011	11	80,400	83%	8.4%
2010	42	239,600	89%	10.2%
	77	$545,500

(a)
Weighted average capitalization rate represents the net operating income earned in 2012 divided by the acquisition cost.  With respect to properties acquired in the first nine months of 2012, the capitalization rate is based upon annualizing the net operating income for the period we owned the properties.

(b)	Capitalization rate and average occupancy for these properties is not meaningful due to our limited ownership period.

In 2012 and 2011, we commenced consolidating three and two facilities, respectively that were owned by entities that we had previously accounted for on the equity method of accounting.  See Note 3 to our December 31, 2012 financial statements for further information.

At December 31, 2012, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $36 million had been incurred at December 31, 2012, and the remaining costs will be incurred principally in 2013.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects and have hired additional personnel; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during 2013 as these facilities approach stabilized occupancy levels, and the earnings of the 2012 acquisitions are reflected in our operations for a longer period in 2013 as compared to 2012.

Equity in earnings of unconsolidated real estate entities

At December 31, 2012, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for 2012, 2011 and 2010 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$10,638	$27,781	$(17,143)	$27,781	$20,719	$7,062
Shurgard Europe	33,223	29,152	4,071	29,152	15,872	13,280
Other Investments	1,725	1,771	(46)	1,771	1,761	10
Total equity in earnings	$45,586	$58,704	$(13,118)	$58,704	$38,352	$20,352

Investment in PSB:  At December 31, 2012, we have an approximate 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2012, PSB owned and operated 28.3 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased to $10.6 million in 2012, as compared to $27.8 million in 2011.  This decrease was principally due to (i) the impact of PSB’s redemptions of preferred securities in 2011 and 2012, which reduced income allocated to the common equity holders in 2012, and increased income allocable to the common equity holders in 2011, (ii) increased depreciation and interest expense as a result of the properties PSB acquired in 2011 and 2012, partially offset by (iii) incremental income generated by the properties PSB acquired in 2011 and 2012.  See Note 4 to our December 31, 2012 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Equity in earnings from PSB increased to $27.8 million in 2011 as compared to $20.7 million in 2010.  This increase was principally due to (i) incremental income generated by properties that PSB acquired in 2010 and 2011, (ii) reduced income allocations to PSB’s preferred securities, due to redemptions, partially offset by (iii) increased depreciation and interest expense, as a result of 2010 and 2011 property acquisitions.

Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification.

Investment in Shurgard Europe: Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2011 and 2012, Shurgard Europe’s operations are comprised of 188 wholly-owned facilities with 10.1 million net rentable square feet.  Selected financial data for Shurgard Europe for 2012, 2011 and 2010 is included in Note 4 to our December 31, 2012 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe increased to $33.2 million for the year ended December 31, 2012 from $29.2 million for the same period in 2011, representing an increase of $4.1 million.  The increase is due to our equity share of (i) improved property operations, (ii) reduced interest expense due to a reduction in interest rate as a result of refinancing completed in 2011 combined with reduced average principal outstanding due to repayments during 2012, (iii) the impact of Shurgard Europe’s March 2, 2011 acquisition of the remaining 80% interest it did not own in two joint ventures that owned 72 self-storage facilities, partially offset by (iv) a reduction in foreign currency exchange rates when converting Euros into U.S. Dollars for reporting purposes.

Equity in earnings from Shurgard Europe for the year ended December 31, 2011 was $29.2 million as compared to $15.9 million for the same period in 2010, representing an increase of $13.3 million.  This increase was due to our equity share of (i) improved property operations, (ii) the acquisition on March 2, 2011, of the remaining 80% interests it did not own in two joint ventures that owned 72 self-storage facilities, resulting in reduced allocations of income to permanent noncontrolling equity interests (and an increased allocation to Shurgard Europe), and (iii) improved foreign currency exchange rates.  These items were partially offset by increased interest and general and administrative expenses.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard Europe conducts its business, principally the Euro.

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 162 facilities (8.6 million net rentable square feet, representing 86% of the aggregate net rentable square feet of Shurgard Europe’s self-storage portfolio) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2010 and therefore provide meaningful comparisons for 2010, 2011 and 2012.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

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

In Note 4 to our December 31, 2012 financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2012, 2011 and 2010.  Shurgard Europe’s consolidated operating results include 26 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (162 facilities):	Year Ended December 31,			Year Ended September 31,
	2012	2011	Percentage Change	2011	2010	Percentage Change
	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$188,115	$190,141	(1.1)%	$190,141	$186,805	1.8%
Less: Cost of operations (excluding depreciation and amortization expenses)	78,615	82,105	(4.3)%	82,105	80,546	1.9%
Net operating income (b)	$109,500	$108,036	1.4%	$108,036	$106,259	1.7%

Gross margin	58.2%	56.8%	2.5%	56.8%	56.9%	(0.2)%

Weighted average for the period:
Square foot occupancy (c)	83.1%	85.2%	(2.5)%	85.2%	84.8%	0.5%
Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)(e)	$25.80	$25.40	1.6%	$25.40	$25.09	1.2%
Available square foot (“REVPAF”) (e)(f)	$21.44	$21.64	(0.9)%	$21.64	$21.27	1.7%

Weighted average at December 31:
Square foot occupancy	80.9%	83.6%	(3.2)%	83.6%	84.8%	(1.4)%
In place annual rent per occupied square foot (g)	$29.42	$28.65	2.7%	$28.65	$28.03	2.2%
Total net rentable square feet (in thousands)	8,627	8,627	-	8,627	8,627	-

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.285	1.285	-	1.285	1.285	-
Actual historical exchange rates	1.285	1.392	(7.7)%	1.392	1.326	5.0%

(a)
In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the years ended December 31, 2011 and 2010 have been restated using the actual exchange rate for the year ended December 31, 2012.

(b)
We present net operating income “NOI” of the European Same Store Facilities, which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating the operating results of the European Same Store Facilities.

(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)
Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.

(e)
These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  Realized annual rent takes into consideration promotional discounts, which reduce rental income.

(f)	Realized annual rent per available foot or “REVPAF” is computed by dividing rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.

(g)
In place annual rent per occupied square foot represents annualized contractual rents per occupied square foot without reductions for promotional discounts and excludes late charges and administrative fees.

Net operating income increased 1.4% for the year ended December 31, 2012, as compared to the same period in 2011, due to decreases in expenses offset by lower revenues.    Net operating income increased 1.7% for the year ended December 31, 2011, as compared to the same period in 2010, due principally to modest growth in revenue and expenses.  Based upon current operating trends and metrics, we expect Shurgard Europe’s Same Store Facilities to experience a year over year reduction in revenues at least during the first quarter of 2013.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at December 31, 2012 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our December 31, 2012 financial statements under the “Other Investments” for the operating results of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of approximately 30 facilities owned by third parties and the 14 facilities owned by the limited partnerships mentioned above.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2012 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our statements of income.

	Year Ended December 31			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$77,977	$71,348	$6,629	$71,348	$65,484	$5,864
Commercial	14,071	14,592	(521)	14,592	14,261	331
Merchandise and other	31,591	28,149	3,442	28,149	24,636	3,513
Total revenues	123,639	114,089	9,550	114,089	104,381	9,708

Ancillary Cost of Operations:
Tenant reinsurance	14,429	13,407	1,022	13,407	10,552	2,855
Commercial	4,908	5,505	(597)	5,505	5,748	(243)
Merchandise and other	18,926	18,484	442	18,484	17,389	1,095
Total cost of operations	38,263	37,396	867	37,396	33,689	3,707

Commercial depreciation	2,810	2,654	156	2,654	2,620	34

Ancillary net income:
Tenant reinsurance	63,548	57,941	5,607	57,941	54,932	3,009
Commercial	6,353	6,433	(80)	6,433	5,893	540
Merchandise and other	12,665	9,665	3,000	9,665	7,247	2,418
Total ancillary net income	$82,566	$74,039	$8,527	$74,039	$68,072	$5,967

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

The increase in tenant insurance revenues in 2012 as compared to 2011, and 2011 as compared to 2010, was due primarily to (i) an increase in the number of tenants participating in the insurance program, due to a larger tenant base combined with a higher participation level, and (ii) an increase in average premium rates.  On average, approximately 63%, 61%, and 58% of our tenants had such policies during 2012, 2011 and 2010, respectively.  We expect less growth in the percentage of tenants with insurance policies, and approximately flat premium rates, in 2013 as compared to the growth experienced in 2012.

Commercial operations: We also operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.   Over the past two years our merchandise sales and margins improved primarily as a result of higher retail prices for our locks.  To a much lesser extent, we manage a total of 44 self-storage facilities in the U.S. for third party owners and various unconsolidated affiliated limited partnerships for a fee.

Other Income and Expense Items

Interest and other income:  Interest and other income was $22.1 million in 2012, $32.3 million in 2011 and $29.0 million in 2010, respectively.  Interest and other income primarily includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while the remaining 49% is presented as additional equity in earnings on our statements of income.

Interest and other income received from Shurgard Europe decreased from $26.7 million in 2011 to $20.0 million in 2012, due primarily to (i) interest income on a bridge loan to Shurgard Europe of approximately $2.5 million during 2011 (none in 2012), (ii) reduced interest income on our currently outstanding loan receivable from Shurgard Europe, due to lower average outstanding balance in 2012 versus 2011 and a decrease in the average exchange rate of the U.S. Dollar to the Euro from 1.392 for 2011 to 1.285 for 2012 when converting euro denominated interest on the loan into U.S. Dollars.

Interest and other income from Shurgard Europe increased from $25.1 million in 2010 to $26.7 million in 2011, due primarily to (i) $2.5 million in interest earned during 2011 on the aforementioned bridge loan to Shurgard Europe, and (ii) an increase in the average exchange rate of the U.S. Dollar to the Euro from 1.326 for 2010 as to 1.392 in 2011.

In 2011, we also received $1.5 million in interest and other income from our joint venture partner for funding its 51% pro rata share of Shurgard Europe’s cost of the Acquired JV Interests for the period from March 2, 2011 until June 15, 2011.

The loan receivable from Shurgard Europe is denominated in Euros, has a balance of €311.0 million ($411.0 million) as of December 31, 2012, and matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank, with a principal amount of €160 million at December 31, 2012, requires significant principal repayments through the maturity date in November 2014.  As a result, in 2012, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.

Shurgard Europe is currently considering refinancing its debt during 2013, including amounts owed to us.  Depending on if, and when, any such refinancing is consummated it would result in reduced interest income due to the repayment of our loan.

During 2011 and 2010, Shurgard Europe repaid €62.7 million ($85.8 million) and €18.2 million ($24.5 million), respectively, on our loan.

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

Depreciation and amortization: Depreciation and amortization expense was approximately stable at $357.8 million, $358.0 million and $353.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense for 2012, 2011, and 2010 is set forth in the following table:

	Year Ended December 31,			Year Ended December 31,
	2012	2011	Change	2011	2010	Change
	(Amounts in thousands)

Share-based compensation expense	$24,312	$23,709	$603	$23,709	$11,444	$12,265
Costs of senior executives	4,736	3,332	1,404	3,332	3,332	-
Development and acquisition overhead	6,355	4,129	2,226	4,129	5,860	(1,731)
Tax compliance costs and taxes paid	4,775	5,546	(771)	5,546	3,684	1,862
Legal costs	3,653	3,601	52	3,601	2,678	923
Public company costs	2,937	2,919	18	2,919	3,133	(214)
Other costs	10,069	9,174	895	9,174	8,356	818
Total	$56,837	$52,410	$4,427	$52,410	$38,487	$13,923

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  Share-based compensation cost increased in 2011 as compared to 2010 due primarily to an increase of $11.3 million related to a performance-based plan established in 2011 (the “2011 Plan”), with expense recognized on an accelerated basis over five years.  Share-based compensation costs increased $0.6 million in 2012 as compared to 2011, due to additional share-based grants, offset partially by a reduction of $5.5 million with respect to the 2011 Plan.  We expect share-based compensation expense to remain flat in 2013 as compared to 2012.  See Note 10 to our December 31, 2012 financial statements for further information on our share-based compensation.

Costs of senior executives represents the cash compensation paid to our chief executive officer and chief financial officer, and has increased due to an increase in incentive compensation paid in 2012 as compared to 2011.

Development and acquisition overhead represents the internal and external expenses of identifying, evaluating, and implementing our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Approximately $1.8 million, $0.8 million, and $2.6 million in incremental legal, transfer tax, and other related costs were incurred in connection with the acquisition of real estate facilities in 2012, 2011 and 2010, respectively.  The level of such costs to be incurred in 2013 will depend upon the level of acquisition activities, which is not determinable.  We have hired additional personnel in late 2012 in connection with an expansion in our development activity, as a result we expect an increase in costs associated with development personnel.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of directors’ costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Sarbanes-Oxley Act.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest expense: Interest expense was $19.8 million, $24.2 million and $30.2 million for 2012, 2011 and 2010, respectively.  Interest capitalized into real estate was nominal for all periods due to our minimal real estate development activities.

The decreases in 2012 as compared to 2011, and 2011 as compared to 2010, are due primarily to principal repayments on our mortgage debt and, with respect to the 2011 decrease, repayments on our senior unsecured notes.  See Note 6 to our December 31, 2012 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation gain of $8.9 million in 2012 and losses of $7.3 million and $42.3 million in 2011, and 2010, respectively, representing the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.322, 1.295 and 1.325 at December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Discontinued Operations: In addition to the revenues and cost of operations of disposed self-storage facilities, discontinued operations includes $12.1 million, $2.7 million and $7.8 million in gains on disposition of real estate facilities in 2012, 2011 and 2010, respectively, and a $1.9 million impairment charge on real estate and intangible assets incurred in 2010.

Net Income Allocable to Noncontrolling Interests:  Net income allocable to noncontrolling interests decreased during 2012 as compared to the 2011, and in 2011 as compared to 2010, due primarily to our acquisition of noncontrolling interests during 2012 and 2011.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred stock.  During 2012, 2011 and 2010, we have redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 increased in 2012 as compared to 2011, and in 2011 as compared to 2010, due to increases in preferred share redemption activities.  Net income allocable to preferred shareholders associated with distributions decreased during 2012 as compared to 2011, and 2011 as compared to 2010, due primarily to lower average dividend rates on our outstanding preferred securities.  Based upon our preferred shares outstanding at December 31, 2012, and including the Series W Preferred Shares which were issued on January 16, 2013, our quarterly distribution to our preferred shareholders is expected to be approximately $49.0 million.

Net Operating Income

In our discussions above, we refer to net operating income or “NOI,” which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  The following table reconciles NOI generated by our self-storage facilities to our net income:

	Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$1,127,568	$1,045,014	$979,802
Non Same Store Facilities	73,656	53,672	34,879
	1,201,224	1,098,686	1,014,681

Self-storage depreciation expense:
Same Store Facilities	(313,173)	(319,033)	(316,199)
Non Same Store Facilities	(41,798)	(36,282)	(34,426)
	(354,971)	(355,315)	(350,625)

Self-storage net income:
Same Store Facilities	814,395	725,981	663,603
Non Same Store Facilities	31,858	17,390	453
Total net income from self-storage	846,253	743,371	664,056

Ancillary operating revenue	123,639	114,089	104,381
Ancillary cost of operations	(38,263)	(37,396)	(33,689)
Commercial depreciation and amortization	(2,810)	(2,654)	(2,620)
General and administrative expense	(56,837)	(52,410)	(38,487)
Asset impairment charges	-	(2,186)	(994)
Interest and other income	22,074	32,333	29,017
Interest expense	(19,813)	(24,222)	(30,225)
Equity in earnings of unconsolidated real estate entities	45,586	58,704	38,352
Foreign currency exchange gain (loss)	8,876	(7,287)	(42,264)
Gain on real estate sales and debt retirement	1,456	10,801	827
Discontinued operations	12,874	3,316	7,760
Net income	$943,035	$836,459	$696,114

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

	For the Year Ended December 31,
	2012	2011	2010
	(Amount in thousands)
Net cash provided by operating activities (a)	$1,285,659	$1,203,452	$1,093,221

Capital improvements to real estate facilities	(67,737)	(69,777)	(77,500)
Remaining operating cash flow available for distributions to equity holders	1,217,922	1,133,675	1,015,721

Distributions paid to:
Noncontrolling interests	(5,945)	(14,314)	(24,542)
Common shareholders and restricted share unitholders ($4.40 per share for 2012, $3.65 per share for 2011 and $3.05 per share for 2010)	(753,913)	(621,369)	(516,894)
Preferred and Equity Shares, Series A shareholders	(205,241)	(224,877)	(237,876)

Cash from operations available for principal payments on debt and reinvestment (b)	$252,823	$273,115	$236,409

(a)	Represents net cash provided by operating activities for each respective year as presented in our December 31, 2012 statements of cash flows.

(b)
We present cash from operations available for principal payments on debt and reinvestment because we believe it is an important measure to evaluate our ongoing liquidity.  This measure is not a substitute for cash flows from operations or net cash flows in evaluating our liquidity, ability to repay our debt, or to meet our distribution requirements.

Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) retained operating cash flows, (ii) depending upon market conditions, proceeds from the issuance of common or preferred equity, and (iii) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable.

We have elected to use predominantly preferred securities in our capital structure as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt.  We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enables us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A-” by Fitch Ratings.  In recent years, we have been one of the largest and most frequent issuers of preferred stock in the U.S.

Summary of Current Cash Balances and Short-term Capital Commitments: At December 31, 2012, cash and cash equivalents totaled $17.2 million and we had $133.0 million in borrowings on our line of credit.  On January 16, 2013, we raised $485 million in net proceeds from the issuance of our 5.2% Series W Preferred Shares and repaid the outstanding borrowings on our line of credit.  We have $255 million in scheduled principal repayments in 2013, including $186 million for our senior notes which mature on March 15, 2013.  As noted below, we have a pipeline of development projects with approximately $133 million in remaining spending.  We have no other significant commitments in 2013.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires March 21, 2017, with no outstanding borrowings at February 25, 2013.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.  When seeking capital, we select the lowest-cost form of permanent capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities, while we have issued common shares only in connection with mergers and acquisitions of interests in real estate entities, with one exception.  In December 2012, we raised $101 million from the sale of common shares owned by a wholly-owned subsidiary, which was done to efficiently liquidate that subsidiary.  We have no current plans to issue common shares for cash proceeds.

During periods of favorable market conditions, we have generally been able to raise capital from the issuance of preferred securities at an attractive cost of capital.  During the years ended December 31, 2012 and 2011, we issued approximately $1.7 billion and $862.5 million, respectively, of preferred securities and on January 16, 2013, we issued another $500.0 million of preferred securities.  The net proceeds from these issuances were generally used to fund the redemptions of higher rate preferred securities and thus lower our cost of capital with respect to our overall outstanding preferred securities.  During 2013, due to the favorable market conditions, we expect to continue to issue preferred securities with the likelihood that we will build our cash reserves for future investments.

Debt Service Requirements: As of December 31, 2012, our outstanding debt totaled approximately $468.8 million, including $133 million outstanding on our line of credit.  On January 16, 2013, we repaid the remaining outstanding balance on our line of credit.  Approximate principal maturities of our other unsecured and secured debt are as follows (amounts in thousands):

	Unsecured debt	Secured debt	Total
2013	$186,460	$68,116	$254,576
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
2017	-	1,003	1,003
Thereafter	-	5,048	5,048
	$186,460	$149,368	$335,828

The unsecured debt of $186.5 million is due on March 15, 2013.  Our remaining debt maturities are nominal compared to our annual cash from operations available for debt repayment.  We intend to repay the debt at maturity and not seek to refinance it with additional debt.

Our portfolio of real estate facilities is substantially unencumbered.  At December 31, 2012, we have 2,001 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Improvement Requirements: Capital improvements include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital improvements totaling $67.7 million during 2012.  During 2013, we expect to incur approximately $72 million for capital improvements and expect to fund such improvements with operating cash flow.  For the last three years, our capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

Requirement to Pay Distributions: For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

Aggregate REIT qualifying distributions paid during 2012 totaled $959.2 million, consisting of $205.2 million to preferred shareholders and $753.9 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2012, including the Series W Preferred Shares issued on January 16, 2013, to be approximately $196 million per year.

On February 21, 2013, our Board of Trustees declared a regular common quarterly dividend of $1.25 per common share, representing an increase of 13.6% from the previous regular common dividend of $1.10 per common share.   Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the available operating cash flows of the respective subsidiary. We estimate annual distributions of approximately $6.3 million with respect to such non-controlling interests outstanding at December 31, 2012.

Acquisition Activities: During 2013, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

Development Activities:  At December 31, 2012, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $36 million had been incurred at December 31, 2012, and the remaining costs will be incurred principally in 2013.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects and have hired additional personnel; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of December 31, 2012, Shurgard Europe had two loans outstanding; (i) €159.5 million due to a bank and (ii) €311.0 million due to Pubic Storage.  The loan due to Public Storage (totaling $411.0 million U.S Dollars) bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

The bank loan requires significant principal reduction through the maturity date in November 2014.  As a result, in 2012, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

Redemption of Preferred Securities: We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2012, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 25, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2012 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt (1)	$351,925	$264,023	$38,533	$31,358	$10,851	$1,324	$5,836

Line of credit (2)	133,064	133,064	-	-	-	-	-

Operating leases (3)	74,681	4,731	4,615	3,661	3,567	2,722	55,385

Construction and purchase commitments	14,828	12,392	2,436	-	-	-	-

Total	$574,498	$414,210	$45,584	$35,019	$14,418	$4,046	$61,221

(1)
Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2012 financial statements for additional information on our notes payable.

(2)
Amounts represent borrowings under our $300 million revolving line of credit, which were repaid in January 2013.  See Note 6 to our December 31, 2012 financial statements for additional information on our line of credit.

(3)
We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2012, including the Series W Preferred Shares issued on January 16, 2013, to be approximately $196 million per year.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At December 31, 2012, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $468.8 million and represents 5.8% of the book value of our equity at December 31, 2012.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $411.1 million at December 31, 2012.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($411.0 million) at December 31, 2012.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at December 31, 2012 (dollar amounts in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$254,576	$35,127	$30,009	$10,065	$1,003	$5,048	$335,828	$339,634
Average interest rate	5.87%	5.35%	5.45%	5.57%	5.78%	5.69%

Variable rate debt (1)	$133,000	$-	$-	$-	$-	$-	$133,000	$133,000
Average interest rate	1.16%

(1)	Amounts represent borrowings under our line of credit which expires in March 2017, which had a variable interest rate at December 31, 2012 of 1.16%. These borrowings were repaid in January 2013.

ITEM 8.                      Financial Statements and Supplementary Data

The financial statements of the Company at December 31, 2012 and December 31, 2011 and for each of the three years in the period ended December 31, 2012 and the report of Ernst & Young LLP, Independent Registered Public Accounting Firm, thereon and the related financial statement schedule, are included elsewhere herein.  Reference is made to the Index to Financial Statements and Schedules in Item 15.

ITEM 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

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

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of
Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 25, 2013

PART III

ITEM 10.                      Trustees, Executive Officers and Corporate Governance

The information required by this item with respect to trustees will be included under the captions titled “Election of Trustees”  in the Company’s definitive proxy statement for the 2013 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012 (the “2013 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions “Corporate Governance and Board Matters—Audit Committee”, “Corporate Governance and Board Matters—Consideration of Candidates for Trustee” in the 2013 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption “Corporate Governance and Board Matters” in the 2013 Proxy Statement and is incorporated herein by reference.   Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 55, is Chairman of the Board, President and Chief Executive Officer. He was named Chairman in 2011 and has served as the company’s Chief Executive Officer and a member of the Board of Public Storage since November 2002.  Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998.  Within the last five years, Mr. Havner served on the boards of Union BanCal Corporation and its subsidiary, Union Bank of California, and General Finance Corporation.

John Reyes, age 52, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996.

Shawn Weidmann, 49, joined Public Storage as Senior Vice President and Chief Operating Officer in August 2011.  Prior to joining Public Storage, Mr. Weidmann was employed at Teleflora LLC, the world’s leading floral wire service, where he served as President since 2006.

David F. Doll, age 54, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.

Steven M. Glick, age 56, became Senior Vice President and Chief Legal Officer of Public Storage in February 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.

Candace N. Krol, age 51, has served as Senior Vice President of Human Resources since September 2005.

ITEM 11.                      Executive Compensation

The information required by this item will be included under the captions titled  “Corporate Governance and Board Matters,” “Executive Compensation,” “Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2012 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,896,157	(b)	$59.24	1,535,487

Equity compensation plans not approved by security holders (c)	-		-	595,002

a)
The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2012 financial statements.  All plans, other than the 2000 and 2001 Non-Executive/Non-Director Plans, were approved by the Company’s shareholders.

b)	Includes 642,647 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.

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

ITEM 13.                      Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be included under the captions titled “Corporate Governance and Board Matters—Trustee Independence” and “Certain Relationships and Related Transactions and Legal Proceedings” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.                      Principal Accountant Fees and Services

The information required by this item will be included under the caption titled “Ratification of Auditors—Fees Billed to the Company by Ernst & Young LLP for 2012 and 2011” in the 2013 Proxy Statement and is incorporated herein by reference.

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.
3.3	Articles Supplementary for Public Storage 6.875% Cumulative Preferred Shares, Series O. Filed with the Registrant’s Current Report on Form 8-K dated April 8, 2010 and incorporated by reference herein.
3.4
Articles Supplementary for Public Storage 6.500% Cumulative Preferred Shares, Series P.  Filed with the Registrant’s Current Report on Form 8-K dated October 6, 2010 and incorporated by reference herein.

3.5	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein.
3.6	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.
3.7
Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

3.8	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.
3.9	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.
3.10
Articles Supplementary for Public Storage 5.375% Cumulative Preferred Shares, Series V.  Filed with the Registrant’s Current Report on Form 8-K dated September 11, 2012 and incorporated by reference herein.

3.11
Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series W.  Filed with the Registrant’s Current Report on Form 8-K dated January 8, 2013 and incorporated by reference herein.

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

10.6*
Post-Retirement Agreement between Registrant and B. Wayne Hughes dated as of March 11, 2004.  Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

10.7*
Shurgard Storage Centers, Inc. 2004 Long Term Incentive Compensation Plan.  Filed as Appendix A of Definitive Proxy Statement dated June 7, 2004 filed by Shurgard (SEC File No. 001-11455) and incorporated herein by reference.

10.8*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (“2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.
10.9*
Form of 2001 Plan Non-qualified Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.10*
Form of 2001 Plan Restricted Share Unit Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.11*
Form of 2001 Plan Non-Qualified Outside Director Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.12*
Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan.  Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8 (SEC File No. 333-144907) and incorporated herein by reference.

10.13*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.14*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.15*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.16*	Amendment to Form of Trustee Stock Option Agreement. Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.17*	Revised Form of Trustee Stock Option Agreement. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.
21	Listing of Subsidiaries. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS**	XBRL Instance Document
101 .SCH**	XBRL Taxonomy Extension Schema
101 .CAL**	XBRL Taxonomy Extension Calculation Linkbase
101 .DEF**	XBRL Taxonomy Extension Definition Linkbase
101 .LAB**	XBRL Taxonomy Extension Label Linkbase
101 .PRE**	XBRL Taxonomy Extension Presentation Link

_	(1)	SEC tFile No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE

Date: February 25, 2013	By: /s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Chairman, Chief Executive Officer, President and Trustee (principal executive officer)	February 25, 2013
/s/ John Reyes John Reyes	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2013
/s/ Tamara Hughes Gustavson Tamara Hughes Gustavson	Trustee	February 25, 2013
/s/ Uri P. Harkham Uri P. Harkham	Trustee	February 25, 2013
/s/ B. Wayne Hughes, Jr. B. Wayne Hughes, Jr.	Trustee	February 25, 2013
/s/ Avedick B. Poladian Avedick B. Poladian	Trustee	February 25, 2013
/s/ Gary E. Pruitt Gary E. Pruitt	Trustee	February 25, 2013
/s/ Ronald P. Spogli Ronald P. Spogli	Trustee	February 25, 2013
/s/ Daniel C. Staton Daniel C. Staton	Trustee	February 25, 2013

PUBLIC STORAGE
INDEX TO FINANCIAL STATEMENTS
AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm	F-1

Balance sheets as of December 31, 2012 and 2011	F-2

For the years ended December 31, 2012, 2011 and 2010:

Statements of income	F-3

Statements of comprehensive income	F-4

Statements of equity	F-5 – F-6

Statements of cash flows	F-7 – F-8

Notes to financial statements	F-9 – F-34

Schedule:

III – Real estate and accumulated depreciation	F-35– F-98

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of
Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

                                                                             /s/ ERNST & YOUNG LLP

Los Angeles, California
February 25, 2013

PUBLIC STORAGE
BALANCE SHEETS
 (Amounts in thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$17,239	$139,008
Real estate facilities, at cost:
Land	2,868,925	2,811,515
Buildings	8,201,137	7,966,061
	11,070,062	10,777,576
Accumulated depreciation	(3,738,130)	(3,398,379)
	7,331,932	7,379,197

Investments in unconsolidated real estate entities	735,323	714,627
Goodwill and other intangible assets, net	209,374	209,833
Loan receivable from unconsolidated real estate entity	410,995	402,693
Other assets	88,540	87,204
Total assets	$8,793,403	$8,932,562

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$133,000	$-
Notes payable	335,828	398,314
Accrued and other liabilities	201,711	210,966
Total liabilities	670,539	609,280

Redeemable noncontrolling interests	-	12,355

Commitments and contingencies (Note 13)
Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 113,500 shares issued (in series) and outstanding, (475,000 at December 31, 2011), at liquidation preference	2,837,500	3,111,271
Common Shares, $0.10 par value, 650,000,000 shares authorized, 171,388,286 shares issued and outstanding (170,238,805 shares at December 31, 2011)	17,139	17,024
Paid-in capital	5,519,596	5,442,506
Accumulated deficit	(279,474)	(259,578)
Accumulated other comprehensive loss	(1,005)	(23,014)
Total Public Storage shareholders’ equity	8,093,756	8,288,209
Permanent noncontrolling interests	29,108	22,718
Total equity	8,122,864	8,310,927
Total liabilities and equity	$8,793,403	$8,932,562

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF INCOME
 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010

Revenues:
Self-storage facilities	$1,703,090	$1,603,524	$1,509,396
Ancillary operations	123,639	114,089	104,381
	1,826,729	1,717,613	1,613,777
Expenses:
Self-storage cost of operations	501,866	504,838	494,715
Ancillary cost of operations	38,263	37,396	33,689
Depreciation and amortization	357,781	357,969	353,245
General and administrative	56,837	52,410	38,487
Asset impairment charges	-	2,186	994
	954,747	954,799	921,130
Operating income	871,982	762,814	692,647
Interest and other income	22,074	32,333	29,017
Interest expense	(19,813)	(24,222)	(30,225)
Equity in earnings of unconsolidated real estate entities	45,586	58,704	38,352
Foreign currency exchange gain (loss)	8,876	(7,287)	(42,264)
Gain on real estate sales and debt retirement	1,456	10,801	827
Income from continuing operations	930,161	833,143	688,354
Discontinued operations	12,874	3,316	7,760
Net income	943,035	836,459	696,114
Allocation to noncontrolling interests	(3,777)	(12,617)	(24,076)
Net income allocable to Public Storage shareholders	939,258	823,842	672,038
Allocation of net income to:
Preferred shareholders - distributions	(205,241)	(224,877)	(232,745)
Preferred shareholders - redemptions	(61,696)	(35,585)	(7,889)
Equity Shares, Series A - distributions	-	-	(5,131)
Equity Shares, Series A - redemptions	-	-	(25,746)
Restricted share units	(2,627)	(1,633)	(1,349)
Net income allocable to common shareholders	$669,694	$561,747	$399,178
Net income per common share – basic
Continuing operations	$3.85	$3.29	$2.31
Discontinued operations	0.08	0.02	0.05
	$3.93	$3.31	$2.36
Net income per common share – diluted
Continuing operations	$3.83	$3.27	$2.30
Discontinued operations	0.07	0.02	0.05
	$3.90	$3.29	$2.35

Basic weighted average common shares outstanding	170,562	169,657	168,877
Diluted weighted average common shares outstanding	171,664	170,750	169,772
Cash dividends declared per common share	$4.40	$3.65	$3.05

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF COMPREHENSIVE INCOME
 (Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010

Net income	$943,035	$836,459	$696,114
Other comprehensive (loss) income:
Aggregate foreign currency exchange gain (loss)	30,885	(14,528)	(43,035)
Adjust for foreign currency exchange (gain) loss included in net income	(8,876)	7,287	42,264
Other comprehensive income (loss)	22,009	(7,241)	(771)
Total comprehensive income	965,044	829,218	695,343
Allocation to noncontrolling interests	(3,777)	(12,617)	(24,076)
Comprehensive income allocated to Public Storage shareholders	$961,267	$816,601	$671,267

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF EQUITY
 (Amounts in thousands, except share and per share amounts)

	Cumulative				Accumulated Other	Total Public Storage	Permanent
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity
Balances at December 31, 2009	$3,399,777	$16,842	$5,680,549	$(153,759)	$(15,002)	$8,928,407	$132,974	$9,061,381
Redemption of 10,950,000 preferred shares (Note 8)	(273,750)	-	800	-	-	(272,950)	-	(272,950)
Issuance of 10,800,000 preferred shares (Note 8)	270,000	-	(8,897)	-	-	261,103	-	261,103
Redemption of preferred partnership units (Note 7)	-	-	(400)	-	-	(400)	(100,000)	(100,400)
Redemption of Equity Shares, Series A (8,377.193 shares) (Note 8)	-	-	(205,366)	-	-	(205,366)	-	(205,366)
Issuance of common shares in connection with share-based compensation (847,280 shares) (Note 10)	-	85	41,223	-	-	41,308	-	41,308
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	7,918	-	-	7,918	-	7,918
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(319)	-	(319)	-	(319)
Net income	-	-	-	696,114	-	696,114	-	696,114
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(933)	-	(933)	-	(933)
Permanent noncontrolling interests	-	-	-	(22,743)	-	(22,743)	22,743	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(232,745)	-	(232,745)	-	(232,745)
Permanent noncontrolling interests	-	-	-	-	-	-	(23,381)	(23,381)
Equity Shares, Series A ($0.6125 per depositary share)	-	-	-	(5,131)	-	(5,131)	-	(5,131)
Common shares and restricted share units ($3.05 per share)	-	-	-	(516,894)	-	(516,894)	-	(516,894)
Other comprehensive loss (Note 2)	-	-	-	-	(771)	(771)	-	(771)
Balances at December 31, 2010	3,396,027	16,927	5,515,827	(236,410)	(15,773)	8,676,598	32,336	8,708,934
Redemption of 45,890,000 preferred shares (Note 8)	(1,147,256)	-	-	-	-	(1,147,256)	-	(1,147,256)
Issuance of 34,500,000 preferred shares (Note 8)	862,500	-	(26,873)	-	-	835,627	-	835,627
Issuance of common shares in connection with share-based compensation (508,058 shares) (Note 10)	-	49	26,367	-	-	26,416	-	26,416
Issuance of common shares in connection with acquisition of noncontrolling interests (477,928 shares) (Note 7)	-	48	57,060	-	-	57,108	-	57,108
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	19,445	-	-	19,445	-	19,445
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(764)	-	(764)	-	(764)
Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	17,663	17,663
Acquisition of interests in Subsidiaries (Note 7)	-	-	(149,320)	-	-	(149,320)	(26,206)	(175,526)
Net income	-	-	-	836,459	-	836,459	-	836,459

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF EQUITY
 (Amounts in thousands, except share and per share amounts)
(Continued)

	Cumulative				Accumulated Other	Total Public Storage	Permanent
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(938)	-	(938)	-	(938)
Permanent noncontrolling interests	-	-	-	(11,679)	-	(11,679)	11,679	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(224,877)	-	(224,877)	-	(224,877)
Permanent noncontrolling interests	-	-	-	-	-	-	(12,754)	(12,754)
Common shares and restricted share units ($3.65 per share)	-	-	-	(621,369)	-	(621,369)	-	(621,369)
Other comprehensive loss (Note 2)	-	-	-	-	(7,241)	(7,241)	-	(7,241)
Balances at December 31, 2011	3,111,271	17,024	5,442,506	(259,578)	(23,014)	8,288,209	22,718	8,310,927
Redemption of 79,150,833 preferred shares (Note 8)	(1,978,771)	-	-	-	-	(1,978,771)	-	(1,978,771)
Issuance of 68,200,000 preferred shares (Note 8)	1,705,000	-	(53,544)	-	-	1,651,456	-	1,651,456
Issuance of common shares (1,149,481 shares) (Note 8)	-	115	124,332	-	-	124,447	-	124,447
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	15,606	-	-	15,606	-	15,606
Acquisition of redeemable noncontrolling interests (Note 7)	-	-	(7,954)	-	-	(7,954)	-	(7,954)
Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	8,224	8,224
Acquisition of interests in Subsidiaries (Note 7)	-	-	(1,350)	-	-	(1,350)	(75)	(1,425)
Net income	-	-	-	943,035	-	943,035	-	943,035
Net income allocated to (Note 7):
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(3,541)	-	(3,541)	3,541	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(205,241)	-	(205,241)	-	(205,241)
Permanent noncontrolling interests	-	-	-	-	-	-	(5,300)	(5,300)
Common shares and restricted share units ($4.40 per share)	-	-	-	(753,913)	-	(753,913)	-	(753,913)
Other comprehensive income (Note 2)	-	-	-	-	22,009	22,009	-	22,009
Balances at December 31, 2012	$2,837,500	$17,139	$5,519,596	$(279,474)	$(1,005)	$8,093,756	$29,108	$8,122,864

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$943,035	$836,459	$696,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales and debt retirement, including amounts in discontinued operations	(13,591)	(13,538)	(8,621)
Asset impairment charges, including amounts in discontinued operations	-	2,186	2,927
Depreciation and amortization, including amounts in discontinued operations	358,103	358,525	354,386
Distributions received from unconsolidated real estate entities (less than) in excess of equity in earnings	(904)	(5,197)	11,536
Foreign currency exchange (gain) loss	(8,876)	7,287	42,264
Other	7,892	17,730	(5,385)
Total adjustments	342,624	366,993	397,107
Net cash provided by operating activities	1,285,659	1,203,452	1,093,221
Cash flows from investing activities:
Capital improvements to real estate facilities	(67,737)	(69,777)	(77,500)
Construction in process	(10,168)	(19,164)	(16,759)
Acquisition of real estate facilities and intangibles (Note 3)	(226,035)	(77,228)	(107,945)
Proceeds from sales of other real estate investments	20,021	13,435	15,210
Loans to unconsolidated real estate entities (Note 5)	-	(358,877)	-
Repayments of loans receivable from unconsolidated real estate entities	-	206,770	24,539
Disposition of loans receivable from unconsolidated real estate entities (Note 5)	-	121,317	-
Acquisition of investments in unconsolidated real estate entities	-	(1,274)	-
Maturities (purchases) of marketable securities	-	102,279	(104,828)
Other	(6,546)	1,164	678
Net cash used in investing activities	(290,465)	(81,355)	(266,605)
Cash flows from financing activities:
Borrowings on bank credit facility	133,000	-	-
Principal payments on notes payable	(61,013)	(174,355)	(77,092)
Issuance of common shares	124,447	26,416	41,308
Issuance of preferred shares	1,651,456	835,627	261,103
Redemption of preferred shares	(1,978,771)	(1,147,256)	(272,950)
Redemption of Equity Shares, Series A	-	-	(205,366)
Acquisition of redeemable noncontrolling interests	(19,900)	-	-
Acquisition of permanent noncontrolling interests	(1,425)	(118,418)	(100,400)
Distributions paid to Public Storage shareholders	(959,154)	(846,246)	(754,770)
Distributions paid to noncontrolling interests	(5,945)	(14,314)	(24,542)
Net cash used in financing activities	(1,117,305)	(1,438,546)	(1,132,709)
Net decrease in cash and cash equivalents	(122,111)	(316,449)	(306,093)
Net effect of foreign exchange translation on cash and cash equivalents	342	(795)	(1,444)
Cash and cash equivalents at the beginning of the year	139,008	456,252	763,789
Cash and cash equivalents at the end of the year	$17,239	$139,008	$456,252

See accompanying notes.

PUBLIC STORAGE
STATEMENTS OF CASH FLOWS
 (Amounts in thousands)

(Continued)

	For the Years Ended December 31,
	2012	2011	2010
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(646)	$(18)	$445
Investment in unconsolidated real estate entities	(21,600)	6,985	(789)
Intangible assets	5	-	-
Loan receivable from unconsolidated real estate entity	(8,302)	6,766	41,935
Accumulated other comprehensive income (loss)	30,885	(14,528)	(43,035)

Consolidation of entities previously accounted for under the equity method of accounting (Note 4):
Real estate facilities	(10,403)	(19,427)	-
Investments in unconsolidated real estate entities	3,072	6,126	-
Intangible assets	(949)	(3,985)	-
Permanent noncontrolling interests	8,224	17,663	-

Noncontrolling interests in subsidiaries acquired in exchange for the issuance of common shares (Note 7):
Additional paid in capital (noncontrolling interests acquired)	-	(57,108)	-
Common shares	-	48	-
Additional paid in capital (common shares issued)	-	57,060	-

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	-	(764)	(319)
Redeemable noncontrolling interests	-	764	319

Exchange of loan receivable from Shurgard Europe for investment (Note 4):
Loans receivable from unconsolidated real estate entities	-	116,560	-
Investment in unconsolidated real estate entities	-	(116,560)	-

Real estate acquired in connection with elimination of intangible assets	-	(4,738)	-
Intangible assets eliminated in connection with acquisition of real estate	-	4,738	-

Real estate acquired in exchange for assumption of note payable	-	(9,679)	(131,698)
Note payable assumed in connection with acquisition of real estate	-	9,679	131,698

See accompanying notes.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

At December 31, 2012, we had direct and indirect equity interests in 2,078 self-storage facilities (with approximately 132 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 188 self-storage facilities (with approximately 10.1 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29.8 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December 31, 2012, we have an approximate 41% interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”).  Certain amounts previously reported in our December 31, 2011 and 2010 financial statements have been reclassified to conform to the December 31, 2012 presentation, as a result of discontinued operations.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIE’s”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest.  We have determined that we have no investments in any VIEs.

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we have significant influence over, but do not control, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”).  When we obtain control of an Unconsolidated Real Estate Entity, we commence consolidating the entity and record a gain representing the differential between the book value and fair value of our preexisting equity interest.  All changes in consolidation status are reflected prospectively.

When we are general partner, we control the partnership unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Collectively, at December 31, 2012, the Company and the Subsidiaries own 2,064 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At December 31, 2012, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. with 0.8 million net rentable square feet (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2012, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  We capitalize all costs incurred to develop, construct, renovate and improve properties, including interest and property taxes incurred during the construction period.  We expense internal and external transaction costs associated with acquisitions or dispositions of real estate, as well as repairs and maintenance costs, as incurred.  We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

We allocate the net acquisition cost of acquired operating self-storage facilities (consisting of the cash paid to third parties for their interests, the fair value of our existing investment, and the fair value of any liabilities assumed) to the underlying land, buildings, identified intangible assets, and remaining noncontrolling interests based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, land held for sale and restricted cash.  During the years ended December 31, 2011 and 2010, we recorded asset impairment charges with respect to other assets totaling $1.9 million and $1.0 million, respectively.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Cash Equivalents and Marketable Securities

Cash equivalents represent highly liquid financial instruments such as money market funds with daily liquidity or short-term commercial paper or treasury securities maturing within three months of acquisition.  Cash and cash equivalents which are restricted from general corporate use are included in other assets.  Commercial paper not maturing within three months of acquisition, which we intend and have the capacity to hold until maturity, are included in marketable securities and accounted for using the effective interest method.

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

We use significant judgment to estimate fair values in recording our business combinations, to evaluate real estate, goodwill, and other intangible assets for impairment, and to determine the fair values of our notes payable and receivable.  In estimating fair values, we consider significant unobservable inputs such as market prices of land, capitalization rates for real estate facilities, earnings multiples, projected levels of earnings, costs of construction, functional depreciation, and estimated market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, loans receivable, and restricted cash.  Cash equivalents and marketable securities we invest in are either money market funds with a rating of at least AAA by Standard and Poor’s, commercial paper that is  rated A1 by Standard and Poor’s or deposits with highly rated commercial banks.

At December 31, 2012, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” trade name.

Goodwill totaled $174.6 million at December 31, 2012 and 2011.  Goodwill has an indeterminate life and is not amortized.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At December 31, 2012, these intangibles have a net book value of $15.9 million ($16.4 million at December 31, 2011).  Accumulated amortization totaled $24.8 million at December 31, 2012 ($24.1 million at December 31, 2011), and amortization expense of $10.5 million, $11.9 million and $13.3 million was recorded in 2012, 2011 and 2010, respectively.  During 2012 and 2011, intangibles were increased $9.1 million and $1.0 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests (Note 3), and $0.9 million and $4.0 million, respectively, in connection with the consolidation of facilities previously accounted for under the equity method (Note 4).  During 2010, we recorded an impairment charge on intangibles totaling $0.2 million.

The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at December 31, 2012 and 2011.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

No impairment of goodwill or the Shurgard trade name was identified in our annual evaluation of goodwill by reporting unit at December 31, 2012.  We evaluate our real estate and property related intangibles for impairment on a quarterly basis.  If any indicators of impairment are noted, we estimate future undiscounted cash flows to be received from the use of the asset and, if such future undiscounted cash flows are less than carrying value, an impairment charge is recorded for the excess of carrying value over the assets’ estimated fair value.  Long-lived assets which we expect to sell or otherwise dispose of prior to the end of their estimated useful lives are stated at the lower of their net realizable value (estimated fair value less cost to sell) or their carrying value.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related amounts on our balance sheets are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.322 U.S. Dollars per Euro at December 31, 2012 (1.295 at December 31, 2011), and average exchange rates of 1.285, 1.392 and 1.326 for the years ended December 31, 2012, 2011 and 2010, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

Discontinued Operations

Discontinued operations includes the operating results for those facilities or other businesses that were either disposed during the three years ended December 31, 2012 or for which we plan to dispose within the next year.  In addition, discontinued operations include $12.1 million, $2.7 million and $7.8 million in gains on disposition of real estate facilities in 2012, 2011 and 2010, respectively, and a $1.9 million impairment charge on real estate and intangible assets incurred in 2010.

Net Income per Common Share

Net income is first allocated to each of our noncontrolling interests based upon their respective share of the net income of the Subsidiaries.

When our equity securities are called for redemption, additional income is allocated to the security to the extent the redemption cost is greater than the related original net issuance proceeds.  These allocations are referred to hereinafter as “EITF D-42 allocations.”  The remaining net income is allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

Basic net income per share, basic net income from discontinued operations per share, and basic net income from continuing operations per share are computed using the weighted average common shares outstanding.  Diluted net income per share, diluted net income from discontinued operations per share, and diluted net income from continuing operations per share are computed using the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options outstanding (Note 10).

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	For the Year Ended December 31,
	2012	2011	2010
	(Amounts in thousands)

Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$669,694	$561,747	$399,178

Eliminate: Discontinued operations allocable to common shareholders	(12,874)	(3,316)	(7,760)
Net income from continuing operations allocable to common shareholders	$656,820	$558,431	$391,418

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	170,562	169,657	168,877
Net effect of dilutive stock options - based on treasury stock method	1,102	1,093	895
Diluted weighted average common shares outstanding	171,664	170,750	169,772

3.	Real Estate Facilities

Activity in real estate facilities during 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$10,777,576	$10,594,275	$10,296,482
Capital improvements	67,737	69,777	77,500
Acquisitions	227,336	105,360	222,580
Dispositions	(13,792)	(10,528)	(16,665)
Impairment	-	(453)	(1,735)
Current development	10,168	19,164	16,759
Impact of foreign exchange rate changes	1,037	(19)	(646)
Ending balance	11,070,062	10,777,576	10,594,275
Accumulated depreciation:
Beginning balance	(3,398,379)	(3,061,459)	(2,734,449)
Depreciation expense	(345,459)	(342,758)	(336,856)
Dispositions	6,099	5,645	9,645
Impairment	-	156	-
Impact of foreign exchange rate changes	(391)	37	201
Ending balance	(3,738,130)	(3,398,379)	(3,061,459)
Total real estate facilities at December 31,	$7,331,932	$7,379,197	$7,532,816

During 2012, we acquired 24 operating self-storage facilities from third parties (1,908,000 net rentable square feet of storage space and additional space that we intend to convert to 220,000 net rentable square feet of storage space) for $226.0 million in cash, with $216.9 million allocated to real estate facilities and $9.1 million allocated to intangible assets.  In addition, we consolidated a limited partnership that we had previously accounted for using the equity method (see Note 4).  The three self-storage facilities (183,000 net rentable square feet) owned by this entity, having an aggregate fair market value of $10.4 million, have been added to our operating facilities.  We also completed various expansion activities to our existing facilities for an aggregate cost of approximately $10.2 million.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

During 2012, we also disposed of four operating self-storage facilities and portions of other facilities in connection with eminent domain proceedings.  We received aggregate proceeds totaling $20.0 million and recorded gains totaling of $12.3 million, of which $12.1 million was included in discontinued operations and $0.2 million was included in gain on real estate sales and debt retirement in our statement of income for the year ended December 31, 2012.

During 2011, we acquired eleven operating self-storage facilities from third parties (896,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities for an aggregate cost of $91.6 million, consisting of $77.2 million of cash, assumed mortgage debt with a fair value of $9.7 million and the elimination of the $4.7 million book value of an intangible asset related to the acquired leasehold interest.  The aggregate cost was allocated $85.9 million to real estate facilities and $5.7 million to intangible assets.  In addition, we consolidated two limited partnerships that we had previously accounted for using the equity method (see Note 4).  The two self-storage facilities (143,000 net rentable square feet) owned by these limited partnerships have an aggregate fair market value of $19.4 million and have been added to our operating facilities.  We also completed various expansion activities to our existing facilities for an aggregate cost of approximately $21.8 million.

During 2011, we disposed of two operating self-storage facilities and portions of other facilities in connection with eminent domain proceedings.  We received aggregate proceeds totaling $13.4 million and recorded an aggregate gain of $8.5 million, of which $2.7 million was included in discontinued operations and $5.8 million was included in gain on real estate sales and debt retirement on our statement of income for the year ended December 31, 2011.  Our facilities incurred hurricane damage in 2011, resulting in a $0.3 million impairment charge.

During 2010, we acquired 42 operating self-storage facilities from third parties (2,660,000 net rentable square feet) for $239.6 million consisting of assumed mortgage debt of $131.7 million and $107.9 million of cash.  The aggregate cost was allocated $222.6 million to real estate facilities, $17.3 million to intangibles and $0.3 million to other liabilities.  We also completed expansion projects to existing facilities for an aggregate cost of approximately $13.4 million.

During 2010, we disposed of four operating self-storage facilities and portions of other facilities in connection with eminent domain proceedings.  We received aggregate proceeds totaling $15.2 million and we recorded an aggregate gain of $8.2 million, of which $7.8 million was included in discontinued operations and $0.4 million was included in gain on real estate sales and debt retirement on our statement of income for the year ended December 31, 2010.  In 2010, we also recorded asset impairment charges totaling $1.7 million related to real estate facilities.

At December 31, 2012, the adjusted basis of real estate facilities for federal tax purposes was approximately $7.4 billion (unaudited).

4.	Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in the Unconsolidated Real Estate Entities at December 31, 2012 and 2011, and our equity in earnings of the Unconsolidated Real Estate Entities for each of the three years ended December 31, 2012 (amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2012	2011	2012	2011	2010
PSB	$316,078	$328,508	$10,638	$27,781	$20,719
Shurgard Europe	411,107	375,467	33,223	29,152	15,872
Other Investments	8,138	10,652	1,725	1,771	1,761
Total	$735,323	$714,627	$45,586	$58,704	$38,352

During 2012, 2011 and 2010, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $44.7 million, $53.5 million and $49.9 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 41% common equity interest in PSB as of December 31, 2012 (42% at December 31, 2011), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2012 ($64.98 per share of PSB common stock), the shares and units we owned had a market value of approximately $851.7 million.

The following table sets forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.

	2012	2011	2010
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$347,197	$298,141	$276,948
Costs of operations	(114,108)	(99,917)	(89,348)
Depreciation and amortization	(109,398)	(84,391)	(78,354)
General and administrative	(8,919)	(9,036)	(9,651)
Other items	(19,400)	(2,157)	2,427
Net income	95,372	102,640	102,022
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(69,597)	(34,935)	(51,469)
Net income allocated to common shareholders and common unitholders	$25,775	$67,705	$50,553

As of December 31,
Total assets (primarily real estate)	$2,151,817	$2,138,619
Debt	468,102	717,084
Other liabilities	69,454	60,940
Equity:
Preferred stock and units	885,000	604,129
Common equity and units	729,261	756,466

(a)
Includes EITF D-42 allocations to preferred equity holders of $17.3 million and $4.1 million during 2012 and 2010, respectively, and an allocation from preferred equity holders of $7.4 million during 2011, related to PSB’s redemption of preferred securities.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe.  On March 2, 2011, Shurgard Europe acquired the 80% interests it did not own in two joint ventures.  These joint ventures owned 72 self-storage facilities located in Europe and operated by Shurgard Europe under the “Shurgard” name.  We and our joint venture partner provided the funding for this acquisition (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to increase approximately $21.6 million in 2012, decrease approximately $7.0 million in 2011 and increase approximately $0.8 million during 2010.

We classify 49% of interest income and trademark license fees received from Shurgard Europe as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

	2012	2011	2010
	(Amounts in thousands)
For the year ended December 31,
Our 49% equity share of:
Shurgard Europe’s net income (loss)	$14,040	$3,473	$(8,262)
Interest income and trademark license fee	19,183	25,679	24,134

Total equity in earnings of Shurgard Europe	$33,223	$29,152	$15,872

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the two joint ventures), rather than our pro rata share, and are based upon our historical acquired book basis.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	2012	2011	2010
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$243,687	$259,618	$235,623
Self-storage and ancillary cost of operations	(96,341)	(107,056)	(98,690)
Trademark license fee payable to Public Storage	(2,439)	(2,481)	(1,670)
Depreciation and amortization	(60,404)	(61,244)	(64,064)
General and administrative	(13,327)	(12,458)	(8,725)
Interest expense on third party debt	(7,689)	(16,299)	(12,353)
Interest expense on debt due to Public Storage	(36,710)	(49,925)	(47,583)
Gain on disposition of real estate, real estate impairment charge and other	1,876	(234)	(715)
Net income	$28,653	$9,921	$1,823
Allocation to noncontrolling equity interests	-	(2,834)	(18,684)
Net income (loss) allocated to Shurgard Europe	$28,653	$7,087	$(16,861)
Average exchange rates Euro to the U.S. Dollar	1.285	1.392	1.326

As of December 31,
Total assets (primarily self-storage facilities)	$1,427,037	$1,430,307
Total debt to third parties	216,594	280,065
Total debt to Public Storage	410,995	402,693
Other liabilities	70,076	85,917
Equity	729,372	661,632

Exchange rate of Euro to U.S. Dollar	1.322	1.295

Other Investments

At December 31, 2012, the “Other Investments” include an aggregate common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

During 2012, we began to consolidate a limited partnership that we gained control of, and as a result, we recorded a gain of $1.3 million representing the difference between the aggregate fair value of our existing investment ($3.1 million) and the book value ($1.8 million).  The fair value of our existing investment was allocated to real estate facilities ($10.4 million), intangible assets ($0.9 million) and permanent noncontrolling interests ($8.2 million).

    During 2011, we began to consolidate two limited partnerships that we gained control of, and as a result, we recorded a gain of $3.1 million representing the difference between the aggregate fair values of the investments ($6.1 million) and the aggregate book values ($3.0 million).  The fair value of our existing investment was allocated to cash ($0.4 million), real estate facilities ($19.4 million), intangible assets ($4.0 million) and permanent noncontrolling interests ($17.7 million).

The following table sets forth certain condensed combined financial information (representing all of these entities’ balances and not our pro-rata share) with respect to the Other Investments:

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	2012	2011	2010
	(Amounts in thousands)
For the year ended December 31,
Total revenue	$13,590	$13,143	$12,629
Cost of operations and other expenses	(4,300)	(4,989)	(4,853)
Depreciation and amortization	(2,140)	(2,252)	(2,197)
Net income	$7,150	$5,902	$5,579

As of December 31,
Total assets (primarily self-storage facilities)	$27,710	$29,510
Total accrued and other liabilities	1,291	1,396
Total Partners’ equity	26,419	28,114

5.	Loan Receivable from Unconsolidated Real Estate Entity

As of December 31, 2012 and 2011, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($411.0 million at December 31, 2012 and $402.7 million at December 31, 2011),  which bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  We believe that the interest rate on the loan to Shurgard Europe approximates the market rate for loans with similar credit characteristics and tenor, and that the fair value of the loan approximates book value.  In our evaluation, we considered that Shurgard Europe has sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk is mitigated.

Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized in income, under “foreign currency gain (loss).”  For 2012, 2011 and 2010, we recorded interest income with respect to this loan (representing 51% of the aggregate interest received; see Note 4) of approximately $18.7 million, $23.0 million and $24.3 million, respectively. We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

On February 9, 2011, we loaned PSB $121.0 million.  The loan had a six-month term and bore interest at a rate of three-month LIBOR plus 0.85% (1.13% per annum for the term of the loan).  For 2011, we recorded interest income of approximately $0.7 million related to the loan.  The loan was repaid in 2011.

In March 2011, we provided bridge financing to Shurgard Europe totaling $237.9 million, bearing interest at a fixed rate of 7.0% per annum and denominated in U.S. Dollars, which it used to acquire its partner’s 80% interests in two joint ventures.  In June 2011, our joint venture partner in Shurgard Europe effectively purchased 51% of the loan from us for $121.3 million and the entire loan balance was exchanged for an equity interest in Shurgard Europe.  In addition to interest on the bridge financing, during 2011, we received $1.5 million in other income from our joint venture partner for our interim funding of its 51% pro rata share of Shurgard Europe’s cost to acquire the interests.

6.	Line of Credit and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at December 31, 2012).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at December 31, 2012).  At December 31, 2012, outstanding borrowings under this Credit Facility totaled $133.0 million.  We had no outstanding borrowings on our Credit Facility at February 22, 2013.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.3 million at December 31, 2012 ($18.4 million at December 31, 2011).

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

The carrying amounts of our notes payable at December 31, 2012 and 2011 consist of the following (dollar amounts in thousands):

	December 31, 2012		December 31, 2011
	Carrying amount	Fair Value	Carrying amount	Fair Value
Unsecured Note Payable:

5.9% effective and stated note rate, interest only and payable semi-annually, matures in March 2013	$186,460	$187,141	$186,460	$188,859

Secured Notes Payable:

5.0% average effective rate, secured by 64 real estate facilities with a net book value of approximately $344.3 million at December 31, 2012 and stated note rates between 4.95% and 7.43%, maturing at varying dates between March 2013 and September 2028 (carrying amount includes $1,192 of unamortized premium at December 31, 2012 and $2,665 at December 31, 2011)	149,368	152,493	211,854	215,943

Total notes payable	$335,828	$339,634	$398,314	$404,802

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

During 2011 and 2010, we prepaid mortgage debt for cash totaling $26.0 million and $51.2 million, respectively, and recorded gains on prepayment of $1.8 million and $0.1 million, respectively, representing the difference between the cash paid and the book value of the notes prepaid.

The notes payable and Credit Facility have various customary restrictive covenants, all of which we were in compliance with at December 31, 2012.

At December 31, 2012, approximate principal maturities of our notes payable are as follows (amounts in thousands):

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	Unsecured Notes Payable	Secured Notes Payable	Total
2013	$186,460	$68,116	$254,576
2014	-	35,127	35,127
2015	-	30,009	30,009
2016	-	10,065	10,065
2017	-	1,003	1,003
Thereafter	-	5,048	5,048
	$186,460	$149,368	$335,828
Weighted average effective rate	5.9%	5.0%	5.5%

Cash paid for interest totaled $21.7 million, $27.6 million and $35.3 million for 2012, 2011 and 2010, respectively.  Interest capitalized as real estate totaled $0.4 million in each of the years ended December 31, 2012, 2011 and 2010.

7.	Noncontrolling Interests

Third party interests in the net assets of the Subsidiaries that can require us to redeem their interests, other than pursuant to a liquidation, are presented at estimated fair value as “Redeemable Noncontrolling Interests,” with changes in the fair value of these interests recorded against retained earnings.  We estimate fair value by applying the liquidation provisions of the governing documents to our estimate of the fair value of the underlying net assets (principally real estate assets).  All other noncontrolling interests are presented as a component of equity, “Equity of Permanent Noncontrolling Interests.”

Redeemable Noncontrolling Interests

At December 31, 2011, the Redeemable Noncontrolling Interests represented ownership interests in Subsidiaries that owned 14 self-storage facilities.  During 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash, of which $11.9 million was recorded as a reduction to Redeemable Noncontrolling Interests and $8.0 million was recorded as a reduction to paid-in capital.  During 2012, 2011 and 2010, we allocated a total of $0.2 million, $0.9 million and $0.9 million, respectively, of income to these interests and paid distributions to these interests totaling $0.6 million, $1.6 million and $1.2 million, respectively.  During 2010, we acquired Redeemable Noncontrolling Interests for $1.0 million in cash.

Permanent Noncontrolling Interests

At December 31, 2012, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that owned 15 self-storage facilities and 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During 2012, 2011 and 2010, we allocated a total of $3.5 million, $11.7 million and $16.8 million, respectively, in income to these interests; and we paid $5.3 million, $12.8 million and $17.5 million, respectively, in distributions to these interests.

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during 2012 and 2011 by $8.2 million and $17.7 million, respectively, in connection with consolidating partnerships.

During 2012, we acquired Permanent Noncontrolling Interests for $1.4 million in cash, of which $0.1 million was recorded as a reduction to permanent noncontrolling interests and the remainder as a reduction to paid-in capital.

During 2011, we acquired Permanent Noncontrolling Interests for an aggregate of $175.5 million in cash and our common shares.  Permanent Noncontrolling Interests were reduced by $26.2 million, with the excess cost over the underlying book value ($149.3 million) recorded as a reduction to paid-in capital.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Preferred Partnership Interests

At December 31, 2012 and 2011, we had no preferred partnership interests outstanding.  During 2010, we redeemed 4.0 million units of our 7.250% Series J preferred units ($100.0 million carrying value) for an aggregate of $100.4 million, plus accrued and unpaid dividends.

During 2010, we allocated a total of $5.9 million in income to these interests based upon distributions paid and $0.4 million with respect to the application of EITF D-42.

8.	Shareholders’ Equity

Preferred Shares

At December 31, 2012 and 2011, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2012		At December 31, 2011
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series W	10/6/08	6.500%	-	$-	5,300	$132,500
Series X	11/13/08	6.450%	-	-	4,800	120,000
Series Y	1/2/09	6.850%	-	-	350,900	8,772
Series Z	3/5/09	6.250%	-	-	4,500	112,500
Series A	3/31/09	6.125%	-	-	4,600	115,000
Series C	9/13/09	6.600%	-	-	4,425	110,625
Series D	2/28/10	6.180%	-	-	5,400	135,000
Series E	4/27/10	6.750%	-	-	5,650	141,250
Series F	8/23/10	6.450%	-	-	9,893	247,325
Series L	10/20/11	6.750%	-	-	8,267	206,665
Series M	1/9/12	6.625%	-	-	19,065	476,634
Series N	7/2/12	7.000%	-	-	6,900	172,500
Series O	4/15/15	6.875%	5,800	145,000	5,800	145,000
Series P	10/7/15	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/16	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/16	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/17	5.900%	18,400	460,000	-	-
Series T	3/13/17	5.750%	18,500	462,500	-	-
Series U	6/15/17	5.625%	11,500	287,500	-	-
Series V	9/20/17	5.375%	19,800	495,000	-	-
Total Preferred Shares			113,500	$2,837,500	475,000	$3,111,271

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At December 31, 2012, there were no dividends in arrears.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Except under certain conditions relating to the Company’s qualification as a REIT, the Preferred Shares are not redeemable prior to the dates indicated on the table above.  On or after the respective dates, each of the series of Cumulative Preferred Shares are redeemable at our option, in whole or in part, at $25.00 per depositary share, plus accrued and unpaid dividends.  Holders of the Cumulative Preferred Shares do not have the right to require the Company to redeem such shares.

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During 2012, we issued an aggregate 68.2 million depositary shares, each representing 1/1,000 of a share of our Series S, Series T, Series U, and Series V Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.7 billion in gross proceeds, and we incurred an aggregate of $53.5 million in issuance costs.

In 2012, we redeemed our Series A, Series C, Series D, Series E, Series F, Series L, Series M, Series N, Series W, Series X, Series Y and Series Z Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $2.0 billion.

During 2011, we issued an aggregate 34.5 million depositary shares, each representing 1/1,000 of a share of our Series Q and Series R Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $862.5 million in gross proceeds, and we incurred an aggregate of $26.9 million in issuance costs.

In 2011, we redeemed our Series G, Series I and Series K Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $1.1 billion.

During 2010, we issued an aggregate 10.8 million depositary shares, each representing 1/1,000 of a share of our Series O and Series P Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $270.0 million in gross proceeds, and we incurred an aggregate of $8.9 million in issuance costs.

In 2010, we redeemed our Series B and Series V Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $263.8 million.  Also in 2010, we repurchased 0.4 million shares of our 6.850% Preferred Shares Series Y for an aggregate of $9.2 million.

We recorded $61.7 million, $35.6 million and a $7.9 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in 2012, 2011 and 2010, respectively.

Equity Shares, Series A

On April 15, 2010, we redeemed all of our outstanding Equity Shares, Series A at $24.50 per share for an aggregate redemption amount of $205.4 million.  Prior to the redemption, we allocated income and paid distributions to the holders of the Equity Shares, Series A of $0.6125 per share per quarter based on 8.4 million weighted average depositary shares outstanding.  We recorded a $25.7 million EITF D-42 allocation of income from our common shareholders to the holders of our Equity Shares, Series A in the year ended December 31, 2010 in connection with this redemption.

Equity Shares, Series AAA

On August 31, 2010, we retired all of outstanding Equity Shares, Series AAA (“Equity AAA Shares”) outstanding.  At December 31, 2009, we had 4,289,544 Equity AAA Shares outstanding with a carrying value of $100,000,000.  During the six months ended June 30, 2010, we paid quarterly distributions to the holder of the Equity AAA Shares of $0.5391 per share.  For all periods presented, the Equity AAA Shares and related dividends are eliminated in consolidation as the shares were held by one of our wholly-owned subsidiaries.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Common Shares

During 2012, 2011 and 2010, activity with respect to the issuance or repurchase of our common shares was as follows:

	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollar amounts in thousands)
Employee stock-based compensation and exercise of stock options (Note 10)	437,081	$23,185	508,058	$26,416	847,280	$41,308
Issuance of common shares in connection with acquisition of Permanent Noncontrolling Interests (Note 7)	-	-	477,928	57,108	-	-
Issuance of common shares for cash	712,400	101,262	-	-	-	-
	1,149,481	$124,447	985,986	$83,524	847,280	$41,308

Our Board of Trustees previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2012, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2012.

In December 2012, we sold 712,400 of our common shares for aggregate proceeds of approximately $101.3 million in cash.

At December 31, 2012 and 2011, we had 2,896,157 and 3,292,565, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of Convertible Partnership Units.

Dividends

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $753.9 million ($4.40 per share), $621.4 million ($3.65 per share) and $516.9 million ($3.05 per share), for the years ended December 31, 2012, 2011 and 2010, respectively.  Equity Shares, Series A dividends totaled $5.1 million ($0.6125 per share) for the year ended December 31, 2010.  Preferred share dividends totaled $205.2 million, $224.9 million and $232.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

For the tax year ended December 31, 2012, distributions for the common shares and all the various series of preferred shares were classified as follows:

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	2012 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	100.00%	100.00%
Long-Term Capital Gain	0.00%	0.00%	0.00%	0.00%

Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2012 do not constitute qualified dividend income.

9.	Related Party Transactions

The Hughes Family owns approximately 15.9% of our common shares outstanding at December 31, 2012.

The Hughes Family has ownership interests in, and operates, approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal, subject to limitations, to acquire these 53 facilities if the Hughes Family or the underlying corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by tenants in these facilities.  During each of the years ended December 31, 2012, 2011 and 2010, we received $0.6 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

In 2011, we acquired interests from the Hughes Family in various partnerships for an aggregate cost of $68.1 million.  All amounts paid were based upon independent property appraisals and the liquidation terms of the partnerships.  Mr. Hughes, a former trustee of the Company, is indemnified by the Company for any litigation arising from these transactions.  Mr. Hughes was also a co-general partner, along with us, in certain of these partnerships and has since withdrawn as general partner from each entity.

PS Canada holds approximately a 2.2% interest in Stor-RE, a consolidated entity that provides liability and casualty insurance for PS Canada, the Company, and certain affiliates of the Company for occurrences prior to April 1, 2004.

10.	Share-Based Compensation

Under various share-based compensation plans and under terms established by a committee of our Board of Trustees, the Company grants non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, service providers and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when i) the Company and the recipient reach a mutual understanding of the key terms of the award, ii) the award has been authorized in accordance with the Company’s share grant approval procedures, iii) the recipient begins to benefit from or be adversely affected by changes in the market price of our stock, and iv) it is probable that any performance and service conditions will be met.

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

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Stock Options

Stock option exercise prices are equal to the closing trading price of our common shares on the date they are legally granted.  Stock options vest over a three to five-year period, and generally expire ten years after the grant date.  Employees do not have an option to require the Company to settle their shares in cash.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

The stock options outstanding at December 31, 2012 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $153.2 million and remaining average contractual lives of approximately six years.  Other than stock options granted in 2012, all stock options outstanding at December 31, 2012 have exercise prices of $123 or less.  The aggregate intrinsic value of exercisable stock options at December 31, 2012 amounted to approximately $96.3 million.

Additional information with respect to stock options during 2012, 2011 and 2010 is as follows:

	2012		2011		2010
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise Price	Number of	Exercise Price	Number of	Exercise Price
	Options	Per Share	Options	Per Share	Options	Per Share
Options outstanding January 1	2,591,066	$74.30	2,950,892	$69.43	3,695,668	$64.96
Granted	35,000	144.97	135,000	120.77	180,000	87.59
Exercised	(341,156)	68.26	(448,826)	58.86	(782,151)	52.81
Cancelled	(31,400)	55.54	(46,000)	48.95	(142,625)	67.65
Options outstanding December 31	2,253,510	$76.14	2,591,066	$74.30	2,950,892	$69.43

Options exercisable at December 31	1,401,883	$76.23	1,200,356	$76.94	1,063,283	$74.27

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	2012	2011	2010

Stock option expense for the year (in 000’s)	$3,036	$3,445	$3,164

Aggregate exercise date intrinsic value of options exercised during the year (in 000’s)	$23,948	$23,703	$34,171

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.8%	1.2%	2.3%
Expected volatility, based upon historical volatility	24.5%	18.8%	14.5%
Expected dividend yield	3.1%	3.3%	3.9%
Average estimated value of options granted during the year	$20.71	$13.01	$7.16

Restricted Share Units

RSUs generally vest ratably over a three to eight-year period from the grant date.  The grantee receives additional compensation for each outstanding RSU, classified as dividends paid, equal to the per-share dividends received by common shareholders.  We expense any dividends previously paid on forfeited RSUs. Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

The fair value of our RSUs outstanding at December 31, 2012 was approximately $93.2 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2012 totals approximately $41.1 million (which is net of expected forfeitures) and is expected to be recognized as compensation expense over the next two years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2012		2011		2010
	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value	Number Of Restricted Share Units	Grant Date Aggregate Fair Value
Restricted share units outstanding January 1	701,499	$66,514	484,395	$39,896	548,354	$44,312
Granted	159,133	21,721	381,025	40,570	130,114	10,824
Vested	(151,775)	(14,507)	(92,039)	(7,655)	(103,797)	(7,973)
Forfeited	(66,210)	(6,255)	(71,882)	(6,297)	(90,276)	(7,267)
Restricted share units outstanding December 31	642,647	$67,473	701,499	$66,514	484,395	$39,896

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

	2012	2011	2010
Amounts for the year (in 000’s, except number of shares):
Fair value of vested shares on vesting date	$20,783	$10,224	$8,799
Cash paid upon vesting in lieu of common shares issued	$7,657	$3,736	$3,121
Common shares issued upon vesting	95,925	59,232	65,129
Restricted share unit expense	$20,227	$19,736	$7,875

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

11.	Segment Information

Our reportable segments reflect the significant components of our operations that are evaluated separately by our chief operating decision maker and have discrete financial information available.  We organize our segments based primarily upon the nature of the underlying products and services, and whether the operation is located in the U.S. or outside the U.S.  In making resource allocation decisions, our chief operating decision maker considers the net income from continuing operations of each reportable segment included in the tables below, excluding the impact of depreciation and amortization, gains or losses on disposition of real estate facilities, and real estate impairment charges.  The amounts for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2.  Ancillary revenues and expenses, interest income (other than from Loans Receivable from Unconsolidated Real Estate Entities), interest expense, general and administrative expense and gains and losses on the early repayment of debt are not allocable to any of our reportable segments.  Our chief operating decision maker does not consider the book value of assets in making resource allocation decisions.

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,065 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

European Self-Storage Segment

The European Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team reporting directly to our chief operating decision maker and our joint venture partner.  The European Self-Storage segment includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, and foreign currency exchange gains and losses that are attributable to Shurgard Europe.  Our balance sheet includes an investment in Shurgard Europe (Note 4) and a loan receivable from Shurgard Europe (Note 5).

Commercial Segment

The Commercial segment comprises our investment in PSB, a self-managed REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At December 31, 2012, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

For the year ended December 31, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,703,090	$-	$-	$-	$1,703,090
Ancillary operations	-	-	14,071	109,568	123,639
	1,703,090	-	14,071	109,568	1,826,729

Expenses:
Self-storage cost of operations	501,866	-	-	-	501,866
Ancillary cost of operations	-	-	4,908	33,355	38,263
Depreciation and amortization	354,971	-	2,810	-	357,781
General and administrative	-	-	-	56,837	56,837
	856,837	-	7,718	90,192	954,747

Operating income	846,253	-	6,353	19,376	871,982

Interest and other income	-	19,966	-	2,108	22,074
Interest expense	-	-	-	(19,813)	(19,813)
Equity in earnings of unconsolidated real estate entities	1,725	33,223	10,638	-	45,586
Foreign currency exchange gain	-	8,876	-	-	8,876
Gain on real estate sales	1,456	-	-	-	1,456
Income from continuing operations	849,434	62,065	16,991	1,671	930,161
Discontinued operations	12,874	-	-	-	12,874
Net income	$862,308	$62,065	$16,991	$1,671	$943,035

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

For the year ended December 31, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,603,524	$-	$-	$-	$1,603,524
Ancillary operations	-	-	14,592	99,497	114,089
	1,603,524	-	14,592	99,497	1,717,613

Expenses:
Self-storage cost of operations	504,838	-	-	-	504,838
Ancillary cost of operations	-	-	5,505	31,891	37,396
Depreciation and amortization	355,315	-	2,654	-	357,969
General and administrative	-	-	-	52,410	52,410
Asset impairment charges	297	-	-	1,889	2,186
	860,450	-	8,159	86,190	954,799

Operating income	743,074	-	6,433	13,307	762,814

Interest and other income	-	28,190	664	3,479	32,333
Interest expense	-	-	-	(24,222)	(24,222)
Equity in earnings of unconsolidated real estate entities	1,771	29,152	27,781	-	58,704
Foreign currency exchange loss	-	(7,287)	-	-	(7,287)
Gain on real estate sales and debt retirement, net	8,953	-	-	1,848	10,801
Income (loss) from continuing operations	753,798	50,055	34,878	(5,588)	833,143
Discontinued operations	3,696	-	-	(380)	3,316
Net income (loss)	$757,494	$50,055	$34,878	$(5,968)	$836,459

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

For the year ended December 31, 2010

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total
	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,509,396	$-	$-	$-	$1,509,396
Ancillary operations	-	-	14,261	90,120	104,381
	1,509,396	-	14,261	90,120	1,613,777

Expenses:
Self-storage cost of operations	494,715	-	-	-	494,715
Ancillary cost of operations	-	-	5,748	27,941	33,689
Depreciation and amortization	350,625	-	2,620	-	353,245
General and administrative	-	-	-	38,487	38,487
Asset impairment charges	-	-	-	994	994
	845,340	-	8,368	67,422	921,130

Operating income	664,056	-	5,893	22,698	692,647

Interest and other income	-	25,121	-	3,896	29,017
Interest expense	-	-	-	(30,225)	(30,225)
Equity in earnings of unconsolidated real estate entities	1,761	15,872	20,719	-	38,352
Foreign currency exchange loss	-	(42,264)	-	-	(42,264)
Gain on real estate sales and debt retirement, net	396	-	-	431	827
Income (loss) from continuing operations	666,213	(1,271)	26,612	(3,200)	688,354
Discontinued operations	5,146	-	-	2,614	7,760
Net income (loss)	$671,359	$(1,271)	$26,612	$(586)	$696,114

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” (“ASU No. 2012-02”).  The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  If the qualitative assessment supports that it is more likely than not the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test.  If the qualitative assessment does not support the fair value of the asset, then a quantitative assessment is performed.  ASU No. 2012-02 is effective for public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The adoption of ASU No. 2012-02 will not have a material impact our results of operations or financial condition.

13.   Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters and other contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried customary property, earthquake, general liability, medical insurance provided to our employees, and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of approximately $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable loss that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

Our tenant insurance program reinsures a program that provides insurance to certificate holders against claims for property losses due to specific named perils (earthquakes are not covered by these policies) to goods stored by tenants at our self-storage facilities for individual limits up to a maximum of $5,000.  We have third-party insurance coverage for claims paid exceeding $5.0 million resulting from any one individual event, to a limit of $15.0 million.  At December 31, 2012, there were approximately 700,000 certificate holders held by our self-storage tenants participating in this program, representing aggregate coverage of approximately $1.5 billion.  We rely on a third-party insurance company to provide the insurance and are subject to licensing requirements and regulations in several states.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

14.	Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues (a)	$436,408	$451,939	$472,931	$465,451
Self-storage and ancillary cost of operations (a)	$148,283	$139,030	$137,224	$115,592
Depreciation and amortization (a)	$86,824	$88,474	$89,897	$92,586
Income from continuing operations (a)	$206,489	$198,696	$252,884	$272,092
Net income	$206,722	$198,931	$264,819	$272,563
Per Common Share (Note 2):
Net income - Basic	$0.74	$0.78	$1.19	$1.23
Net income - Diluted	$0.73	$0.77	$1.18	$1.22
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues (a)	$411,399	$423,608	$445,563	$437,043
Self-storage and ancillary cost of operations (a)	$144,049	$139,121	$138,580	$120,484
Depreciation and amortization (a)	$88,390	$89,043	$90,821	$89,715
Income from continuing operations	$210,669	$210,695	$192,872	$218,907
Net income	$210,568	$210,941	$194,513	$220,437
Per Common Share (Note 2):
Net income - Basic	$0.87	$0.78	$0.69	$0.97
Net income - Diluted	$0.87	$0.77	$0.69	$0.96

(a)
Self-storage and ancillary revenues and cost of operations, as well as depreciation expense and income from continuing operations as presented in this table differ from those amounts as presented in our quarterly reports on Form 10-Q due to the impact of discontinued operations as described in Note 2.

PUBLIC STORAGE
NOTES TO FINANCIAL STATEMENTS
December 31, 2012

15.      Subsequent Events

On January 16, 2013, we issued 20.0 million depositary shares each representing 1/1,000 of our 5.20% Preferred Shares, Series W for gross proceeds of $500.0 million, and we incurred $16.0 million in issuance costs.  As of January 16, 2013, we had repaid all amounts outstanding under our Credit Facility from the net proceeds of the issuance of the Series W Preferred Shares.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

01/01/81	Newport News / Jefferson Avenue	-	108	1,071	806	108	1,877	1,985	1,826
01/01/81	Virginia Beach / Diamond Springs	-	186	1,094	983	186	2,077	2,263	2,011
08/01/81	San Jose / Snell	-	312	1,815	516	312	2,331	2,643	2,273
10/01/81	Tampa / Lazy Lane	-	282	1,899	997	282	2,896	3,178	2,748
06/01/82	San Jose / Tully	-	645	1,579	11,226	2,972	10,478	13,450	6,098
06/01/82	San Carlos / Storage	-	780	1,387	868	780	2,255	3,035	2,175
06/01/82	Mountain View	-	1,180	1,182	2,543	1,046	3,859	4,905	2,161
06/01/82	Cupertino / Storage	-	572	1,270	589	572	1,859	2,431	1,778
10/01/82	Sorrento Valley	-	1,002	1,343	(696)	651	998	1,649	926
10/01/82	Northwood	-	1,034	1,522	6,823	1,034	8,345	9,379	2,602
12/01/82	Port/Halsey	-	357	1,150	39	357	1,189	1,546	968
12/01/82	Sacto/Folsom	-	396	329	1,107	396	1,436	1,832	1,195
01/01/83	Platte	-	409	953	1,132	409	2,085	2,494	1,759
01/01/83	Semoran	-	442	1,882	9,195	442	11,077	11,519	5,702
01/01/83	Raleigh/Yonkers	-	-	1,117	1,108	-	2,225	2,225	1,735
03/01/83	Blackwood	-	213	1,559	1,145	213	2,704	2,917	2,232
04/01/83	Vailsgate	-	103	990	1,526	103	2,516	2,619	2,113
05/01/83	Delta Drive	-	67	481	755	68	1,235	1,303	1,026
06/01/83	Ventura	-	658	1,734	1,008	658	2,742	3,400	2,248
09/01/83	Southington	-	124	1,233	838	123	2,072	2,195	1,686
09/01/83	Southhampton	-	331	1,738	1,770	331	3,508	3,839	2,848
09/01/83	Webster/Keystone	-	449	1,688	2,062	434	3,765	4,199	2,964
09/01/83	Dover	-	107	1,462	1,567	107	3,029	3,136	2,452
09/01/83	Newcastle	-	227	2,163	1,555	227	3,718	3,945	3,026
09/01/83	Newark	-	208	2,031	1,374	208	3,405	3,613	2,771
09/01/83	Langhorne	-	263	3,549	2,677	263	6,226	6,489	5,017
09/01/83	Hobart	-	215	1,491	2,373	215	3,864	4,079	2,818
09/01/83	Ft. Wayne/W. Coliseum	-	160	1,395	1,184	160	2,579	2,739	2,169
09/01/83	Ft. Wayne/Bluffton	-	88	675	634	88	1,309	1,397	1,112
10/01/83	Orlando J. Y. Parkway	-	383	1,512	1,230	383	2,742	3,125	2,280
11/01/83	Aurora	-	505	758	948	505	1,706	2,211	1,429

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/01/83	Campbell	-	1,379	1,849	224	1,379	2,073	3,452	1,780
11/01/83	Col Springs/Ed	-	471	1,640	1,150	470	2,791	3,261	2,219
11/01/83	Col Springs/Mv	-	320	1,036	1,017	320	2,053	2,373	1,688
11/01/83	Thorton	-	418	1,400	970	418	2,370	2,788	1,932
11/01/83	Oklahoma City	-	454	1,030	1,896	454	2,926	3,380	2,388
11/01/83	Tucson	-	343	778	1,614	343	2,392	2,735	1,816
11/01/83	Webster/Nasa	-	1,570	2,457	3,595	1,570	6,052	7,622	5,009
12/01/83	Charlotte	-	165	1,274	1,145	165	2,419	2,584	2,012
12/01/83	Greensboro/Market	-	214	1,653	2,135	214	3,788	4,002	3,118
12/01/83	Greensboro/Electra	-	112	869	905	112	1,774	1,886	1,474
12/01/83	Columbia	-	171	1,318	1,147	171	2,465	2,636	2,026
12/01/83	Richmond	-	176	1,360	1,294	176	2,654	2,830	2,282
12/01/83	Augusta	-	97	747	925	97	1,672	1,769	1,419
12/01/83	Tacoma	-	553	1,173	1,057	553	2,230	2,783	1,913
01/01/84	Fremont/Albrae	-	636	1,659	1,173	636	2,832	3,468	2,373
01/01/84	Belton	-	175	858	1,698	175	2,556	2,731	2,235
01/01/84	Gladstone	-	275	1,799	1,557	274	3,357	3,631	2,825
01/01/84	Hickman/112	-	257	1,848	330	158	2,277	2,435	834
01/01/84	Holmes	-	289	1,333	1,113	289	2,446	2,735	2,047
01/01/84	Independence	-	221	1,848	1,467	221	3,315	3,536	2,852
01/01/84	Merriam	-	255	1,469	1,387	255	2,856	3,111	2,404
01/01/84	Olathe	-	107	992	941	107	1,933	2,040	1,614
01/01/84	Shawnee	-	205	1,420	1,611	205	3,031	3,236	2,615
01/01/84	Topeka	-	75	1,049	1,006	75	2,055	2,130	1,731
03/01/84	Marrietta/Cobb	-	73	542	894	73	1,436	1,509	1,203
03/01/84	Manassas	-	320	1,556	1,164	320	2,720	3,040	2,245
03/01/84	Pico Rivera	-	743	807	729	743	1,536	2,279	1,296
04/01/84	Providence	-	92	1,087	1,089	92	2,176	2,268	1,807
04/01/84	Milwaukie/Oregon	-	289	584	845	289	1,429	1,718	1,177
05/01/84	Raleigh/Departure	-	302	2,484	2,083	302	4,567	4,869	3,863
05/01/84	Virginia Beach	-	509	2,121	2,193	499	4,324	4,823	3,642
05/01/84	Philadelphia/Grant	-	1,041	3,262	2,197	1,040	5,460	6,500	4,624
05/01/84	Garland	-	356	844	903	356	1,747	2,103	1,473

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/01/84	Lorton	-	435	2,040	1,999	435	4,039	4,474	3,174
06/01/84	Baltimore	-	382	1,793	1,919	382	3,712	4,094	3,129
06/01/84	Laurel	-	501	2,349	2,092	500	4,442	4,942	3,737
06/01/84	Delran	-	279	1,472	1,202	279	2,674	2,953	2,171
06/01/84	Orange Blossom	-	226	924	764	226	1,688	1,914	1,390
06/01/84	Cincinnati	-	402	1,573	1,927	402	3,500	3,902	2,868
06/01/84	Florence	-	185	740	1,319	185	2,059	2,244	1,613
07/01/84	Trevose/Old Lincoln	-	421	1,749	1,424	421	3,173	3,594	2,631
08/01/84	Medley	-	584	1,016	1,657	520	2,737	3,257	2,003
08/01/84	Oklahoma City	-	340	1,310	1,597	340	2,907	3,247	2,359
08/01/84	Newport News	-	356	2,395	2,081	356	4,476	4,832	3,668
08/01/84	Kaplan/Walnut Hill	-	971	2,359	2,380	971	4,739	5,710	3,919
08/01/84	Kaplan/Irving	-	677	1,592	5,604	673	7,200	7,873	4,511
09/01/84	Cockrell Hill	-	380	913	2,217	380	3,130	3,510	2,478
11/01/84	Omaha	-	109	806	1,162	109	1,968	2,077	1,547
11/01/84	Hialeah	-	886	1,784	1,524	886	3,308	4,194	2,678
12/01/84	Austin/Lamar	-	643	947	1,294	642	2,242	2,884	1,876
12/01/84	Pompano	-	399	1,386	2,053	399	3,439	3,838	2,738
12/01/84	Fort Worth	-	122	928	463	122	1,391	1,513	1,129
12/01/84	Montgomeryville	-	215	2,085	1,475	215	3,560	3,775	2,919
01/01/85	Cranston	-	175	722	791	175	1,513	1,688	1,257
01/01/85	Bossier City	-	184	1,542	1,618	184	3,160	3,344	2,611
02/01/85	Simi Valley	-	737	1,389	988	737	2,377	3,114	1,949
02/01/85	Hurst	-	231	1,220	903	231	2,123	2,354	1,747
03/01/85	Chattanooga	-	202	1,573	1,856	202	3,429	3,631	2,900
03/01/85	Portland	-	285	941	984	285	1,925	2,210	1,480
03/01/85	Fern Park	-	144	1,107	822	144	1,929	2,073	1,615
03/01/85	Fairfield	-	338	1,187	1,528	338	2,715	3,053	2,106
03/01/85	Houston / Westheimer	-	850	1,179	1,102	850	2,281	3,131	2,114
04/01/85	Austin/ S. First	-	778	1,282	1,331	778	2,613	3,391	2,106
04/01/85	Cincinnati/ E. Kemper	-	232	1,573	1,359	232	2,932	3,164	2,360
04/01/85	Cincinnati/ Colerain	-	253	1,717	1,876	253	3,593	3,846	2,928
04/01/85	Florence/ Tanner Lane	-	218	1,477	1,714	218	3,191	3,409	2,542

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/01/85	Laguna Hills	-	1,224	3,303	1,797	1,223	5,101	6,324	4,206
05/01/85	Tacoma/ Phillips Rd.	-	396	1,204	1,151	396	2,355	2,751	1,861
05/01/85	Milwaukie/ Mcloughlin	-	458	742	1,321	458	2,063	2,521	1,545
05/01/85	Manchester/ S. Willow	-	371	2,129	1,111	371	3,240	3,611	2,597
05/01/85	Longwood	-	355	1,645	1,346	355	2,991	3,346	2,459
05/01/85	Columbus/Busch Blvd.	-	202	1,559	1,639	202	3,198	3,400	2,564
05/01/85	Columbus/Kinnear Rd.	-	241	1,865	1,730	241	3,595	3,836	2,954
05/01/85	Worthington	-	221	1,824	1,604	221	3,428	3,649	2,761
05/01/85	Arlington	-	201	1,497	1,598	201	3,095	3,296	2,491
06/01/85	N. Hollywood/ Raymer	-	967	848	6,408	968	7,255	8,223	2,626
06/01/85	Grove City/ Marlane Drive	-	150	1,157	1,119	150	2,276	2,426	1,882
06/01/85	Reynoldsburg	-	204	1,568	1,646	204	3,214	3,418	2,659
07/01/85	San Diego/ Kearny Mesa Rd	-	783	1,750	1,541	783	3,291	4,074	2,675
07/01/85	Scottsdale/ 70th St	-	632	1,368	1,331	632	2,699	3,331	2,164
07/01/85	Concord/ Hwy 29	-	150	750	1,310	150	2,060	2,210	1,684
07/01/85	Columbus/Morse Rd.	-	195	1,510	1,424	195	2,934	3,129	2,333
07/01/85	Columbus/Kenney Rd.	-	199	1,531	1,470	199	3,001	3,200	2,497
07/01/85	Westerville	-	199	1,517	1,664	305	3,075	3,380	2,510
07/01/85	Springfield	-	90	699	1,006	90	1,705	1,795	1,348
07/01/85	Dayton/Needmore Road	-	144	1,108	1,206	144	2,314	2,458	1,812
07/01/85	Dayton/Executive Blvd.	-	160	1,207	1,453	159	2,661	2,820	2,116
07/01/85	Lilburn	-	331	969	819	330	1,789	2,119	1,458
09/01/85	Columbus/ Sinclair	-	307	893	1,191	307	2,084	2,391	1,651
09/01/85	Philadelphia/ Tacony St	-	118	1,782	1,424	118	3,206	3,324	2,563
10/01/85	N. Hollywood/ Whitsett	-	1,524	2,576	1,810	1,524	4,386	5,910	3,591
10/01/85	Portland/ SE 82nd St	-	354	496	819	354	1,315	1,669	1,079
10/01/85	Columbus/ Ambleside	-	124	1,526	1,029	124	2,555	2,679	2,068
10/01/85	Indianapolis/ Pike Place	-	229	1,531	1,537	229	3,068	3,297	2,700
10/01/85	Indianapolis/ Beach Grove	-	198	1,342	1,336	198	2,678	2,876	2,184
10/01/85	Hartford/ Roberts	-	219	1,481	6,958	409	8,249	8,658	3,821
10/01/85	Wichita/ S. Rock Rd.	-	501	1,478	1,318	642	2,655	3,297	2,083
10/01/85	Wichita/ E. Harry	-	313	1,050	879	285	1,957	2,242	1,533
10/01/85	Wichita/ S. Woodlawn	-	263	905	955	263	1,860	2,123	1,456

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/85	Wichita/ E. Kellogg	-	185	658	401	185	1,059	1,244	843
10/01/85	Wichita/ S. Tyler	-	294	1,004	818	294	1,822	2,116	1,424
10/01/85	Wichita/ W. Maple	-	234	805	477	234	1,282	1,516	1,024
10/01/85	Wichita/ Carey Lane	-	192	674	482	192	1,156	1,348	905
10/01/85	Wichita/ E. Macarthur	-	220	775	363	220	1,138	1,358	890
10/01/85	Joplin/ S. Range Line	-	264	904	758	264	1,662	1,926	1,288
10/01/85	San Antonio/ Wetmore Rd.	-	306	1,079	1,379	306	2,458	2,764	2,075
10/01/85	San Antonio/ Callaghan	-	288	1,016	1,153	288	2,169	2,457	1,840
10/01/85	San Antonio/ Zarzamora	-	364	1,281	1,548	364	2,829	3,193	2,368
10/01/85	San Antonio/ Hackberry	-	388	1,367	3,843	388	5,210	5,598	3,469
10/01/85	San Antonio/ Fredericksburg	-	287	1,009	1,538	287	2,547	2,834	2,214
10/01/85	Dallas/ S. Westmoreland	-	474	1,670	1,311	474	2,981	3,455	2,424
10/01/85	Dallas/ Alvin St.	-	359	1,266	1,197	359	2,463	2,822	2,019
10/01/85	Fort Worth/ W. Beach St.	-	356	1,252	905	356	2,157	2,513	1,876
10/01/85	Fort Worth/ E. Seminary	-	382	1,346	948	382	2,294	2,676	1,988
10/01/85	Fort Worth/ Cockrell St.	-	323	1,136	844	323	1,980	2,303	1,698
11/01/85	Everett/ Evergreen	-	706	2,294	1,801	705	4,096	4,801	3,581
11/01/85	Seattle/ Empire Way	-	1,652	5,348	2,967	1,651	8,316	9,967	6,984
12/01/85	Milpitas	-	1,623	1,577	1,416	1,623	2,993	4,616	2,444
12/01/85	Pleasanton/ Santa Rita	-	1,226	2,078	1,732	1,225	3,811	5,036	3,113
12/01/85	Amherst/ Niagra Falls	-	132	701	901	132	1,602	1,734	1,358
12/01/85	West Sams Blvd.	-	164	1,159	204	164	1,363	1,527	1,144
12/01/85	MacArthur Rd.	-	204	1,628	953	204	2,581	2,785	2,246
12/01/85	Brockton/ Main	-	153	2,020	725	153	2,745	2,898	2,323
12/01/85	Eatontown/ Hwy 35	-	308	4,067	2,991	308	7,058	7,366	6,119
12/01/85	Denver/ Leetsdale	-	603	847	812	603	1,659	2,262	1,421
01/01/86	Mapleshade/ Rudderow	-	362	1,811	1,579	362	3,390	3,752	2,931
01/01/86	Bordentown/ Groveville	-	196	981	818	196	1,799	1,995	1,519
01/01/86	Sun Valley/ Sheldon	-	544	1,836	1,306	544	3,142	3,686	2,701
02/01/86	Costa Mesa/ Pomona	-	1,405	1,520	1,450	1,404	2,971	4,375	2,530
02/01/86	Brea/ Imperial Hwy	-	1,069	2,165	1,596	1,069	3,761	4,830	3,212
02/01/86	Skokie/ McCormick	-	638	1,912	1,403	638	3,315	3,953	2,869
02/01/86	Colorado Springs/ Sinton	-	535	1,115	1,374	535	2,489	3,024	2,221

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

02/01/86	Oklahoma City/ Penn	-	146	829	712	146	1,541	1,687	1,321
02/01/86	Oklahoma City/ 39th	-	238	812	967	238	1,779	2,017	1,535
03/01/86	Jacksonville/ Wiley	-	140	510	720	140	1,230	1,370	1,036
03/01/86	St. Louis/ Forder	-	517	1,133	1,105	516	2,239	2,755	1,881
03/03/86	Tampa / 56th	-	450	1,360	789	450	2,149	2,599	1,966
04/01/86	Reno/ Telegraph	-	649	1,051	1,738	649	2,789	3,438	2,401
04/01/86	St. Louis/Kirkham	-	199	1,001	851	199	1,852	2,051	1,659
04/01/86	St. Louis/Reavis	-	192	958	694	192	1,652	1,844	1,452
04/01/86	Fort Worth/East Loop	-	196	804	826	196	1,630	1,826	1,370
05/01/86	Westlake Village	-	1,205	995	5,817	1,256	6,761	8,017	2,880
05/01/86	Sacramento/Franklin Blvd.	-	872	978	4,130	1,139	4,841	5,980	4,623
06/01/86	Richland Hills	-	543	857	999	543	1,856	2,399	1,600
06/01/86	West Valley/So. 3600	-	208	1,552	1,176	208	2,728	2,936	2,398
07/01/86	Colorado Springs/ Hollow Tree	-	574	726	939	574	1,665	2,239	1,457
07/01/86	West LA/Purdue Ave.	-	2,415	3,585	1,657	2,416	5,241	7,657	4,655
07/01/86	Capital Heights/Central Ave.	-	649	3,851	7,695	649	11,546	12,195	6,108
07/01/86	Pontiac/Dixie Hwy.	-	259	2,091	1,187	259	3,278	3,537	2,833
08/01/86	Laurel/Ft. Meade Rd.	-	475	1,475	1,235	475	2,710	3,185	2,350
08/01/86	Hammond / Calumet	-	97	751	1,291	97	2,042	2,139	1,808
09/01/86	Kansas City/S. 44th.	-	509	1,906	1,932	508	3,839	4,347	3,357
09/01/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	1,965	1,070	5,120	6,190	4,695
10/01/86	Peralta/Fremont	-	851	1,074	795	851	1,869	2,720	1,652
10/01/86	Birmingham/Highland	-	89	786	788	149	1,514	1,663	1,308
10/01/86	Birmingham/Riverchase	-	262	1,338	1,321	278	2,643	2,921	2,301
10/01/86	Birmingham/Eastwood	-	166	1,184	1,260	232	2,378	2,610	2,072
10/01/86	Birmingham/Forestdale	-	152	948	962	190	1,872	2,062	1,621
10/01/86	Birmingham/Centerpoint	-	265	1,305	1,169	273	2,466	2,739	2,131
10/01/86	Birmingham/Roebuck Plaza	-	101	399	947	340	1,107	1,447	918
10/01/86	Birmingham/Greensprings	-	347	1,173	859	16	2,363	2,379	2,004
10/01/86	Birmingham/Hoover-Lorna	-	372	1,128	995	266	2,229	2,495	1,930
10/01/86	Midfield/Bessemer	-	170	355	708	95	1,138	1,233	965
10/01/86	Huntsville/Leeman Ferry Rd.	-	158	992	1,089	198	2,041	2,239	1,806
10/01/86	Huntsville/Drake	-	253	1,172	1,078	248	2,255	2,503	1,935

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/86	Anniston/Whiteside	-	59	566	584	107	1,102	1,209	970
10/01/86	Houston/Glenvista	-	595	1,043	1,677	594	2,721	3,315	2,384
10/01/86	Houston/I-45	-	704	1,146	2,366	703	3,513	4,216	3,026
10/01/86	Houston/Rogerdale	-	1,631	2,792	2,603	1,631	5,395	7,026	4,676
10/01/86	Houston/Gessner	-	1,032	1,693	2,314	1,032	4,007	5,039	3,488
10/01/86	Houston/Richmond-Fairdale	-	1,502	2,506	3,008	1,501	5,515	7,016	4,876
10/01/86	Houston/Gulfton	-	1,732	3,036	2,958	1,732	5,994	7,726	5,293
10/01/86	Houston/Westpark	-	503	854	1,057	502	1,912	2,414	1,654
10/01/86	Jonesboro	-	157	718	776	156	1,495	1,651	1,297
10/01/86	Houston / South Loop West	-	1,299	3,491	3,359	1,298	6,851	8,149	6,095
10/01/86	Houston / Plainfield Road	-	904	2,319	2,691	903	5,011	5,914	4,413
10/01/86	Houston / North Freeway	-	-	2,706	1,596	-	4,302	4,302	3,253
10/01/86	Houston / Old Katy Road	-	1,365	3,431	2,560	1,163	6,193	7,356	4,392
10/01/86	Houston / Long Point	-	451	1,187	1,587	451	2,774	3,225	2,438
10/01/86	Austin / Research Blvd.	-	1,390	1,710	1,622	1,390	3,332	4,722	2,965
11/01/86	Arleta / Osborne Street	-	987	663	779	986	1,443	2,429	1,224
12/01/86	Lynnwood / 196th Street	-	1,063	1,602	8,117	1,405	9,377	10,782	5,383
12/01/86	N. Auburn / Auburn Way N.	-	606	1,144	1,096	606	2,240	2,846	2,020
12/01/86	Gresham / Burnside & 202nd	-	351	1,056	1,103	351	2,159	2,510	1,958
12/01/86	Denver / Sheridan Boulevard	-	1,033	2,792	2,648	1,033	5,440	6,473	4,928
12/01/86	Marietta / Cobb Parkway	-	536	2,764	2,280	535	5,045	5,580	4,550
12/01/86	Hillsboro / T.V. Highway	-	461	574	1,292	981	1,346	2,327	1,224
12/01/86	San Antonio / West Sunset Road	-	1,206	1,594	1,564	1,207	3,157	4,364	2,791
12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	273	1,149	2,719	3,868	2,500
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,867	1,448	5,109	6,557	2,739
12/31/86	Houston / Larkwood	-	247	602	683	246	1,286	1,532	1,066
12/31/86	Northridge	-	3,624	1,922	7,335	3,642	9,239	12,881	4,282
12/31/86	Santa Clara / Duane	-	1,950	1,004	759	1,950	1,763	3,713	1,426
12/31/86	Oyster Point	-	1,569	1,490	675	1,569	2,165	3,734	1,922
12/31/86	Walnut	-	767	613	5,621	769	6,232	7,001	3,116
03/01/87	Annandale / Ravensworth	-	679	1,621	1,038	679	2,659	3,338	2,396
04/01/87	City Of Industry / Amar	-	748	2,052	1,487	748	3,539	4,287	2,543
05/01/87	Oklahoma City / W. Hefner	-	459	941	977	459	1,918	2,377	1,740

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/87	Oakbrook Terrace	-	912	2,688	2,250	1,580	4,270	5,850	4,007
08/01/87	San Antonio/Austin Hwy.	-	400	850	322	400	1,172	1,572	1,122
10/01/87	Plantation/S. State Rd.	-	924	1,801	259	924	2,060	2,984	1,993
10/01/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,906	1,702	13,204	14,906	6,426
02/01/88	Anaheim/Lakeview	-	995	1,505	385	995	1,890	2,885	1,849
06/07/88	Mesquite / Sorrento Drive	-	928	1,011	7,091	1,045	7,985	9,030	3,851
07/01/88	Fort Wayne	-	101	1,524	950	101	2,474	2,575	2,029
01/01/92	Costa Mesa	-	533	980	860	535	1,838	2,373	1,740
03/01/92	Dallas / Walnut St.	-	537	1,008	498	537	1,506	2,043	1,472
05/01/92	Camp Creek	-	576	1,075	723	575	1,799	2,374	1,468
09/01/92	Orlando/W. Colonial	-	368	713	408	367	1,122	1,489	960
09/01/92	Jacksonville/Arlington	-	554	1,065	488	554	1,553	2,107	1,287
10/01/92	Stockton/Mariners	-	381	730	282	380	1,013	1,393	864
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	791	599	1,910	2,509	1,510
01/01/93	Redwood City/Storage	-	907	1,684	374	907	2,058	2,965	1,638
01/01/93	City Of Industry	-	1,611	2,991	1,117	1,610	4,109	5,719	3,349
01/01/93	San Jose/Felipe	-	1,124	2,088	1,363	1,124	3,451	4,575	2,865
01/01/93	Baldwin Park/Garvey Ave	-	840	1,561	1,123	771	2,753	3,524	2,129
03/19/93	Westminister / W. 80th	-	840	1,586	537	840	2,123	2,963	1,755
04/26/93	Costa Mesa / Newport	728	2,141	3,989	5,738	3,732	8,136	11,868	5,135
05/13/93	Austin /N. Lamar	-	919	1,695	8,798	1,421	9,991	11,412	5,432
05/28/93	Tampa/Nebraska Avenue	-	550	1,043	556	550	1,599	2,149	1,359
06/09/93	Calabasas / Ventura Blvd.	-	1,762	3,269	384	1,761	3,654	5,415	2,966
06/09/93	Carmichael / Fair Oaks	-	573	1,052	386	573	1,438	2,011	1,189
06/09/93	Santa Clara / Duane	-	454	834	279	453	1,114	1,567	903
06/10/93	Citrus Heights / Sylvan Road	-	438	822	449	437	1,272	1,709	1,024
06/25/93	Trenton / Allen Road	-	623	1,166	646	623	1,812	2,435	1,388
06/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	338	1,085	2,355	3,440	1,877
07/16/93	Austin / So. Congress Ave	-	777	1,445	519	777	1,964	2,741	1,597
08/01/93	Gaithersburg / E. Diamond	-	602	1,139	315	602	1,454	2,056	1,145
08/11/93	Atlanta / Northside	-	1,150	2,149	644	1,150	2,793	3,943	2,237
08/11/93	Smyrna/ Rosswill Rd	-	446	842	368	446	1,210	1,656	976
08/13/93	So. Brunswick/Highway	-	1,076	2,033	693	1,076	2,726	3,802	2,149

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/93	Denver / Federal Blvd	-	875	1,633	440	875	2,073	2,948	1,639
10/01/93	Citrus Heights	-	527	987	333	527	1,320	1,847	1,068
10/01/93	Lakewood / 6th Ave	-	798	1,489	166	685	1,768	2,453	1,404
10/27/93	Houston / S Shaver St	-	481	896	413	481	1,309	1,790	981
11/03/93	Upland/S. Euclid Ave.	-	431	807	674	508	1,404	1,912	1,123
11/16/93	Norcross / Jimmy Carter	-	627	1,167	327	626	1,495	2,121	1,188
11/16/93	Seattle / 13th	-	1,085	2,015	910	1,085	2,925	4,010	2,322
12/09/93	Salt Lake City	-	765	1,422	102	633	1,656	2,289	972
12/16/93	West Valley City	-	683	1,276	502	682	1,779	2,461	1,397
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	372	607	1,506	2,113	1,213
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	714	1,575	3,655	5,230	3,018
12/29/93	Orange / Main	-	1,238	2,317	1,793	1,593	3,755	5,348	2,978
12/29/93	Sunnyvale / Wedell	-	554	1,037	830	725	1,696	2,421	1,334
12/29/93	El Cajon / Magnolia	-	421	791	874	541	1,545	2,086	1,142
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	849	601	1,582	2,183	1,291
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	645	436	1,226	1,662	975
12/29/93	Irving / West Loop 12	-	341	643	335	354	965	1,319	768
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,531	1,159	2,963	4,122	2,249
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	885	798	1,897	2,695	1,462
12/29/93	Los Alimitos / Cerritos	-	695	1,299	880	874	2,000	2,874	1,479
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	711	692	1,674	2,366	1,308
12/29/93	Indianapolis / E. Washington	-	403	775	884	505	1,557	2,062	1,275
12/29/93	Gardena / Western Ave.	-	552	1,035	789	695	1,681	2,376	1,287
12/29/93	Palm Bay / Bobcock Street	-	409	775	634	525	1,293	1,818	1,062
01/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	192	1,590	3,954	5,544	3,075
01/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	409	657	1,726	2,383	1,339
01/12/94	Honolulu / Iwaena	-	-	3,382	1,234	-	4,616	4,616	3,555
01/12/94	Miami / Golden Glades	-	579	1,081	765	557	1,868	2,425	1,477
01/21/94	Herndon / Centreville Road	-	1,584	2,981	617	1,358	3,824	5,182	3,214
02/28/94	Arlingtn/Old Jefferson	-	735	1,399	1,658	630	3,162	3,792	1,987
03/08/94	Beaverton / Sw Barnes Road	-	942	1,810	349	807	2,294	3,101	1,844
03/21/94	Austin / Arboretum	-	473	897	2,997	1,553	2,814	4,367	1,880
03/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	565	921	2,751	3,672	2,111

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/25/94	East Brunswick / Milltown Road	-	1,282	2,411	549	1,099	3,143	4,242	2,475
03/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	766	950	3,036	3,986	2,305
03/31/94	Hypoluxo	-	735	1,404	3,323	630	4,832	5,462	3,912
04/26/94	No. Highlands / Roseville Road	-	980	1,835	556	840	2,531	3,371	2,042
05/12/94	Fort Pierce/Okeechobee Road	-	438	842	322	375	1,227	1,602	1,106
05/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	681	1,762	4,804	6,566	3,708
05/24/94	La/Huntington	-	483	905	382	414	1,356	1,770	1,083
06/09/94	Chattanooga / Brainerd Road	-	613	1,170	573	525	1,831	2,356	1,348
06/09/94	Chattanooga / Ringgold Road	-	761	1,433	873	652	2,415	3,067	1,922
06/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	448	718	2,138	2,856	1,676
06/23/94	Las Vegas / Tropicana	-	750	1,408	637	643	2,152	2,795	1,643
06/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	421	897	2,531	3,428	1,971
06/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	268	669	2,097	2,766	1,345
06/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	752	456	1,832	2,288	1,535
07/20/94	Milpitas / Dempsey Road	-	1,260	2,358	350	1,080	2,888	3,968	2,198
08/17/94	Beaverton / S.W. Denny Road	-	663	1,245	211	568	1,551	2,119	1,190
08/17/94	Irwindale / Central Ave.	-	674	1,263	278	578	1,637	2,215	1,207
08/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	708	1,312	3,839	5,151	2,972
08/17/94	North Brunswick / How Lane	-	1,238	2,323	362	1,061	2,862	3,923	2,128
08/17/94	Lombard / 64th	-	847	1,583	449	726	2,153	2,879	1,683
08/17/94	Alsip / 27th	-	406	765	235	348	1,058	1,406	816
09/15/94	Huntsville / Old Monrovia Rd	-	613	1,157	428	525	1,673	2,198	1,284
09/27/94	West Haven / Bull Hill Lane	-	455	873	5,554	1,963	4,919	6,882	2,919
09/30/94	San Francisco / Marin St.	-	1,227	2,339	1,397	1,371	3,592	4,963	2,708
09/30/94	Baltimore / Hillen Street	-	580	1,095	681	497	1,859	2,356	1,451
09/30/94	San Francisco /10th & Howard	-	1,423	2,668	541	1,221	3,411	4,632	2,568
09/30/94	Montebello / E. Whittier	-	383	732	299	329	1,085	1,414	845
09/30/94	Arlington / Collins	-	228	435	511	195	979	1,174	824
09/30/94	Miami / S.W. 119th Ave	-	656	1,221	175	562	1,490	2,052	1,133
09/30/94	Blackwood / Erial Road	-	774	1,437	236	663	1,784	2,447	1,356
09/30/94	Concord / Monument	-	1,092	2,027	590	936	2,773	3,709	2,117
09/30/94	Rochester / Lee Road	-	469	871	452	402	1,390	1,792	1,142
09/30/94	Houston / Bellaire	-	623	1,157	532	534	1,778	2,312	1,377

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/30/94	Austin / Lamar Blvd	-	781	1,452	361	669	1,925	2,594	1,385
09/30/94	Milwaukee / Lovers Lane Rd	-	469	871	372	402	1,310	1,712	1,011
09/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	163	903	2,250	3,153	1,752
09/30/94	St. Petersburg / 66Th St.	-	427	793	429	366	1,283	1,649	1,024
09/30/94	Dayton Bch / N. Nova Road	-	396	735	291	339	1,083	1,422	882
09/30/94	Maple Shade / Route 38	-	994	1,846	481	852	2,469	3,321	1,864
09/30/94	Marlton / Route 73 N.	-	938	1,742	(809)	557	1,314	1,871	1,255
09/30/94	Naperville / E. Ogden Ave	-	683	1,268	378	585	1,744	2,329	1,350
09/30/94	Long Beach / South Street	-	1,778	3,307	775	1,524	4,336	5,860	3,225
09/30/94	Aloha / S.W. Shaw	-	805	1,495	227	690	1,837	2,527	1,386
09/30/94	Alexandria / S. Pickett	-	1,550	2,879	420	1,329	3,520	4,849	2,679
09/30/94	Houston / Highway 6 North	-	1,120	2,083	494	960	2,737	3,697	2,086
09/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	436	489	1,578	2,067	1,217
09/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	947	1,311	4,006	5,317	3,063
09/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	327	1,461	3,736	5,197	2,807
09/30/94	San Antonio / Austin Hwy	-	592	1,098	426	507	1,609	2,116	1,229
09/30/94	Sharonville / E. Kemper	-	574	1,070	630	492	1,782	2,274	1,344
10/13/94	Davie / State Road 84	-	744	1,467	1,046	637	2,620	3,257	1,792
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,644	1,022	2,829	3,851	2,061
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,493	1,423	3,809	5,232	2,808
12/19/94	Salt Lake City/West North Temple	-	490	917	47	385	1,069	1,454	608
12/28/94	Milpitas / Watson	-	1,575	2,925	523	1,350	3,673	5,023	2,762
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	344	1,035	2,760	3,795	2,051
12/28/94	Venice / Guthrie	-	578	1,073	217	495	1,373	1,868	1,042
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	634	780	2,459	3,239	1,858
01/04/95	Chula Vista / Main Street	-	735	1,802	534	735	2,336	3,071	1,775
01/05/95	Pantego / West Park	-	315	735	289	315	1,024	1,339	775
01/12/95	Roswell / Alpharetta	-	423	993	456	423	1,449	1,872	1,180
01/23/95	San Leandro / Hesperian	-	734	1,726	216	733	1,943	2,676	1,436
01/24/95	Nashville / Elm Hill	-	338	791	577	337	1,369	1,706	1,098
02/03/95	Reno / S. Mccarron Blvd	-	1,080	2,537	433	1,080	2,970	4,050	2,166
02/15/95	Schiller Park	-	1,688	3,939	2,855	1,688	6,794	8,482	4,327
02/15/95	Lansing	-	1,514	3,534	733	1,514	4,267	5,781	3,017

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

02/15/95	Pleasanton	-	1,257	2,932	187	1,256	3,120	4,376	2,118
02/15/95	LA/Sepulveda	-	1,453	3,390	224	1,453	3,614	5,067	2,443
02/28/95	Decatur / Flat Shoal	-	970	2,288	934	970	3,222	4,192	2,497
02/28/95	Smyrna / S. Cobb	-	663	1,559	709	663	2,268	2,931	1,745
02/28/95	Downey / Bellflower	-	916	2,158	344	916	2,502	3,418	1,884
02/28/95	Vallejo / Lincoln	-	445	1,052	470	445	1,522	1,967	1,173
02/28/95	Lynnwood / 180th St	-	516	1,205	316	516	1,521	2,037	1,189
02/28/95	Kent / Pacific Hwy	-	728	1,711	221	728	1,932	2,660	1,447
02/28/95	Kirkland	-	1,254	2,932	545	1,253	3,478	4,731	2,671
02/28/95	Federal Way/Pacific	-	785	1,832	384	785	2,216	3,001	1,688
02/28/95	Tampa / S. Dale	-	791	1,852	418	791	2,270	3,061	1,737
02/28/95	Burlingame/Adrian Rd	-	2,280	5,349	1,064	2,280	6,413	8,693	4,505
02/28/95	Miami / Cloverleaf	-	606	1,426	447	606	1,873	2,479	1,461
02/28/95	Pinole / San Pablo	-	639	1,502	477	639	1,979	2,618	1,526
02/28/95	South Gate / Firesto	-	1,442	3,449	544	1,442	3,993	5,435	3,045
02/28/95	San Jose / Mabury	-	892	2,088	319	892	2,407	3,299	1,780
02/28/95	La Puente / Valley Blvd	-	591	1,390	314	591	1,704	2,295	1,304
02/28/95	San Jose / Capitol E	-	1,215	2,852	410	1,215	3,262	4,477	2,353
02/28/95	Milwaukie / 40th Street	-	576	1,388	299	579	1,684	2,263	1,200
02/28/95	Portland / N. Lombard	-	812	1,900	409	812	2,309	3,121	1,683
02/28/95	Miami / Biscayne	-	1,313	3,076	646	1,313	3,722	5,035	2,983
02/28/95	Chicago / Clark Street	-	442	1,031	799	442	1,830	2,272	1,280
02/28/95	Palatine / Dundee	-	698	1,643	729	698	2,372	3,070	1,925
02/28/95	Williamsville/Transit	-	284	670	412	284	1,082	1,366	865
02/28/95	Amherst / Sheridan	-	484	1,151	356	483	1,508	1,991	1,141
03/02/95	Everett / Highway 99	-	859	2,022	317	858	2,340	3,198	1,767
03/02/95	Burien / 1St Ave South	-	763	1,783	611	763	2,394	3,157	1,868
03/02/95	Kent / South 238th Street	-	763	1,783	382	763	2,165	2,928	1,642
03/31/95	Cheverly / Central Ave	-	911	2,164	600	910	2,765	3,675	2,058
05/01/95	Sandy / S. State Street	-	1,043	2,442	32	923	2,594	3,517	1,548
05/03/95	Largo / Ulmerton Roa	-	263	654	258	262	913	1,175	719
05/08/95	Fairfield/Western Street	-	439	1,030	179	439	1,209	1,648	887
05/08/95	Dallas / W. Mockingbird	-	1,440	3,371	440	1,440	3,811	5,251	2,775

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

05/08/95	East Point / Lakewood	-	884	2,071	539	884	2,610	3,494	1,986
05/25/95	Falls Church / Gallows Rd	-	350	835	9,396	3,560	7,021	10,581	2,501
06/12/95	Baltimore / Old Waterloo	-	769	1,850	297	769	2,147	2,916	1,575
06/12/95	Pleasant Hill / Hookston	-	766	1,848	410	742	2,282	3,024	1,643
06/12/95	Mountain View/Old Middlefield	-	2,095	4,913	229	2,094	5,143	7,237	3,721
06/30/95	San Jose / Blossom Hill	-	1,467	3,444	485	1,467	3,929	5,396	2,845
06/30/95	Fairfield / Kings Highway	-	1,811	4,273	869	1,810	5,143	6,953	3,720
06/30/95	Pacoima / Paxton Street	-	840	1,976	322	840	2,298	3,138	1,683
06/30/95	Portland / Prescott	-	647	1,509	294	647	1,803	2,450	1,346
06/30/95	St. Petersburg	-	352	827	392	352	1,219	1,571	948
06/30/95	Dallas / Audelia Road	-	1,166	2,725	5,093	1,166	7,818	8,984	3,527
06/30/95	Miami Gardens	-	823	1,929	655	823	2,584	3,407	1,841
06/30/95	Grand Prairie / 19th	-	566	1,329	314	566	1,643	2,209	1,209
06/30/95	Joliet / Jefferson Street	-	501	1,181	345	501	1,526	2,027	1,129
06/30/95	Bridgeton / Pennridge	-	283	661	292	283	953	1,236	733
06/30/95	Portland / S.E.92nd	-	638	1,497	276	638	1,773	2,411	1,321
06/30/95	Houston / S.W. Freeway	-	537	1,254	7,258	1,140	7,909	9,049	3,932
06/30/95	Milwaukee / Brown	-	358	849	444	358	1,293	1,651	973
06/30/95	Orlando / W. Oak Ridge	-	698	1,642	584	697	2,227	2,924	1,650
06/30/95	Lauderhill / State Road	-	644	1,508	415	644	1,923	2,567	1,468
06/30/95	Orange Park /Blanding Blvd	-	394	918	422	394	1,340	1,734	1,053
06/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	459	703	2,102	2,805	1,566
06/30/95	St. Louis / Page Service Drive	-	531	1,241	320	531	1,561	2,092	1,151
06/30/95	Independence /E. 42nd	-	438	1,023	362	438	1,385	1,823	1,037
06/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	427	715	2,104	2,819	1,581
06/30/95	Edgewater Park / Route 130	-	683	1,593	277	683	1,870	2,553	1,363
06/30/95	Beaverton / S.W. 110	-	572	1,342	324	572	1,666	2,238	1,233
06/30/95	Markham / W. 159Th Place	-	230	539	375	229	915	1,144	689
06/30/95	Houston / N.W. Freeway	-	447	1,066	337	447	1,403	1,850	1,045
06/30/95	Portland / Gantenbein	-	537	1,262	310	537	1,572	2,109	1,189
06/30/95	Upper Chichester/Market St.	-	569	1,329	340	569	1,669	2,238	1,217
06/30/95	Fort Worth / Hwy 80	-	379	891	364	379	1,255	1,634	970
06/30/95	Greenfield/ S. 108th	-	728	1,707	612	727	2,320	3,047	1,763

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/95	Altamonte Springs	-	566	1,326	391	566	1,717	2,283	1,293
06/30/95	Seattle / Delridge Way	-	760	1,779	323	760	2,102	2,862	1,570
06/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	496	748	2,254	3,002	1,606
06/30/95	Los Angeles / Beverly Blvd	-	787	1,886	2,181	787	4,067	4,854	2,741
06/30/95	Lawrenceville / Brunswick	-	841	1,961	270	840	2,232	3,072	1,614
06/30/95	Richmond / Carlson	-	865	2,025	521	864	2,547	3,411	1,835
06/30/95	Liverpool / Oswego Road	-	545	1,279	520	545	1,799	2,344	1,348
06/30/95	Rochester / East Ave	-	578	1,375	711	578	2,086	2,664	1,654
06/30/95	Pasadena / E. Beltway	-	757	1,767	480	757	2,247	3,004	1,606
07/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	738	2,894	7,562	10,456	5,578
07/31/95	Orlando / Lakehurst	-	450	1,063	351	450	1,414	1,864	1,026
07/31/95	Livermore / Portola	-	921	2,157	396	921	2,553	3,474	1,851
07/31/95	San Jose / Tully	-	912	2,137	588	912	2,725	3,637	2,066
07/31/95	Mission Bay	-	1,617	3,785	885	1,617	4,670	6,287	3,492
07/31/95	Las Vegas / Decatur	-	1,147	2,697	608	1,147	3,305	4,452	2,448
07/31/95	Pleasanton / Stanley	-	1,624	3,811	548	1,624	4,359	5,983	3,203
07/31/95	Castro Valley / Grove	-	757	1,772	173	756	1,946	2,702	1,409
07/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,423	2,133	4,351	6,484	3,018
07/31/95	Chicago / Wabash Ave	-	645	1,535	4,239	645	5,774	6,419	2,833
07/31/95	Springfield / Parker	-	765	1,834	438	765	2,272	3,037	1,640
07/31/95	Huntington Bch/Gotham	-	765	1,808	301	765	2,109	2,874	1,555
07/31/95	Tucker / Lawrenceville	-	630	1,480	363	630	1,843	2,473	1,342
07/31/95	Marietta / Canton Road	-	600	1,423	483	600	1,906	2,506	1,431
07/31/95	Wheeling / Hintz	-	450	1,054	291	450	1,345	1,795	984
08/01/95	Gresham / Division	-	607	1,428	293	607	1,721	2,328	1,181
08/01/95	Tucker / Lawrenceville	-	600	1,405	507	600	1,912	2,512	1,426
08/01/95	Decatur / Covington	-	720	1,694	550	720	2,244	2,964	1,607
08/11/95	Studio City/Ventura	-	1,285	3,015	441	1,285	3,456	4,741	2,579
08/12/95	Smyrna / Hargrove Road	-	1,020	3,038	661	1,020	3,699	4,719	2,680
09/01/95	Hayward / Mission Blvd	-	1,020	2,383	383	1,020	2,766	3,786	2,026
09/01/95	Park City / Belvider	-	600	1,405	247	600	1,652	2,252	1,182
09/01/95	New Castle/Dupont Parkway	-	990	2,369	2,124	990	4,493	5,483	2,271
09/01/95	Las Vegas / Rainbow	-	1,050	2,459	242	1,050	2,701	3,751	1,917

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/01/95	Mountain View / Reng	-	945	2,216	223	945	2,439	3,384	1,759
09/01/95	Venice / Cadillac	-	930	2,182	557	930	2,739	3,669	1,996
09/01/95	Simi Valley /Los Angeles	-	1,590	3,724	570	1,590	4,294	5,884	3,048
09/01/95	Spring Valley/Foreman	-	1,095	2,572	597	1,095	3,169	4,264	2,325
09/06/95	Darien / Frontage Road	-	975	2,321	337	975	2,658	3,633	1,936
09/30/95	Whittier	-	215	384	1,100	215	1,484	1,699	1,068
09/30/95	Van Nuys/Balboa	-	295	657	1,449	295	2,106	2,401	1,551
09/30/95	Huntington Beach	-	176	321	1,049	176	1,370	1,546	1,000
09/30/95	Monterey Park	-	124	346	1,045	124	1,391	1,515	1,140
09/30/95	Downey	-	191	317	1,148	191	1,465	1,656	1,026
09/30/95	Del Amo	-	474	742	1,645	474	2,387	2,861	1,713
09/30/95	Carson	-	375	735	950	375	1,685	2,060	1,248
09/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	841	1,920	5,345	7,265	3,524
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	559	1,590	4,275	5,865	2,846
10/31/95	Chicago / W. 47th Street	-	300	708	669	300	1,377	1,677	929
10/31/95	Los Angeles / Eastern	-	455	1,070	264	454	1,335	1,789	924
11/15/95	Costa Mesa	-	522	1,218	177	522	1,395	1,917	999
11/15/95	Plano / E. 14th	-	705	1,646	302	705	1,948	2,653	1,368
11/15/95	Citrus Heights/Sunrise	-	520	1,213	320	520	1,533	2,053	1,118
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	222	470	1,319	1,789	942
11/15/95	So San Francisco/Spruce	-	1,905	4,444	873	1,904	5,318	7,222	3,706
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	903	1,681	4,854	6,535	3,449
11/16/95	Palm Beach Gardens	-	657	1,540	311	657	1,851	2,508	1,357
11/16/95	Delray Beach	-	600	1,407	286	600	1,693	2,293	1,247
01/01/96	Bensenville/York Rd	-	667	1,602	1,374	667	2,976	3,643	1,756
01/01/96	Louisville/Preston	-	211	1,060	867	211	1,927	2,138	1,098
01/01/96	San Jose/Aborn Road	-	615	1,342	928	615	2,270	2,885	1,330
01/01/96	Englewood/Federal	-	481	1,395	955	481	2,350	2,831	1,410
01/01/96	W. Hollywood/Santa Monica	-	3,415	4,577	3,161	3,414	7,739	11,153	4,612
01/01/96	Orland Hills/W. 159th	-	917	2,392	1,897	917	4,289	5,206	2,606
01/01/96	Merrionette Park	-	818	2,020	1,534	818	3,554	4,372	2,072
01/01/96	Denver/S Quebec	-	1,849	1,941	1,716	1,849	3,657	5,506	2,204
01/01/96	Tigard/S.W. Pacific	-	633	1,206	1,042	633	2,248	2,881	1,325

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/96	Coram/Middle Count	-	507	1,421	1,058	507	2,479	2,986	1,454
01/01/96	Houston/FM 1960	-	635	1,294	1,239	635	2,533	3,168	1,566
01/01/96	Kent/Military Trail	-	409	1,670	1,331	409	3,001	3,410	1,791
01/01/96	Turnersville/Black	-	165	1,360	1,095	165	2,455	2,620	1,454
01/01/96	Sewell/Rts. 553	-	323	1,138	903	323	2,041	2,364	1,188
01/01/96	Maple Shade/Fellowship	-	331	1,421	1,049	331	2,470	2,801	1,437
01/01/96	Hyattsville/Kenilworth	-	509	1,757	1,321	508	3,079	3,587	1,803
01/01/96	Waterbury/Captain	-	434	2,089	1,746	434	3,835	4,269	2,052
01/01/96	Bedford Hts/Miles	-	835	1,577	1,540	835	3,117	3,952	1,875
01/01/96	Livonia/Newburgh	-	635	1,407	1,063	635	2,470	3,105	1,441
01/01/96	Sunland/Sunland Blvd.	-	631	1,965	1,278	631	3,243	3,874	1,875
01/01/96	Des Moines	-	448	1,350	938	447	2,289	2,736	1,307
01/01/96	Oxonhill/Indianhead	-	772	2,017	1,773	772	3,790	4,562	2,260
01/01/96	Sacramento/N. 16th	-	582	2,610	1,874	582	4,484	5,066	2,191
01/01/96	Houston/Westheimer	-	1,508	2,274	1,898	1,508	4,172	5,680	2,540
01/01/96	San Pablo/San Pablo	-	565	1,232	1,000	565	2,232	2,797	1,299
01/01/96	Bowie/Woodcliff	-	718	2,336	1,609	718	3,945	4,663	2,275
01/01/96	Milwaukee/S. 84th	-	444	1,868	1,541	444	3,409	3,853	1,939
01/01/96	Clinton/Malcolm Road	-	593	2,123	1,505	592	3,629	4,221	2,075
01/03/96	San Gabriel	-	1,005	2,345	466	1,005	2,811	3,816	2,058
01/05/96	San Francisco, Second St.	-	2,880	6,814	333	2,879	7,148	10,027	4,939
01/12/96	San Antonio, TX	-	912	2,170	259	912	2,429	3,341	1,670
02/29/96	Naples, FL/Old US 41	-	849	2,016	371	849	2,387	3,236	1,699
02/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	335	1,781	5,059	6,840	3,502
02/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,110	1,928	5,633	7,561	4,147
02/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	392	3,479	8,541	12,020	6,024
02/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	348	940	2,571	3,511	1,812
02/29/96	Jupiter FL/Military Trail	-	2,280	5,347	461	2,280	5,808	8,088	4,080
02/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	330	736	2,073	2,809	1,485
02/29/96	New Port Richey/State Rd 54	-	857	2,025	463	856	2,489	3,345	1,736
02/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,264	974	3,773	4,747	2,634
03/08/96	Atlanta/Roswell	-	898	3,649	233	898	3,882	4,780	2,678
03/31/96	Oakland	-	1,065	2,764	632	1,065	3,396	4,461	2,432

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/96	Saratoga	-	2,339	6,081	863	2,339	6,944	9,283	4,524
03/31/96	Randallstown	-	1,359	3,527	799	1,359	4,326	5,685	3,057
03/31/96	Plano	-	650	1,682	224	649	1,907	2,556	1,332
03/31/96	Houston	-	543	1,402	347	543	1,749	2,292	1,182
03/31/96	Irvine	-	1,920	4,975	1,690	1,920	6,665	8,585	4,716
03/31/96	Milwaukee	-	542	1,402	278	542	1,680	2,222	1,168
03/31/96	Carrollton	-	578	1,495	255	578	1,750	2,328	1,204
03/31/96	Torrance	-	1,415	3,675	266	1,415	3,941	5,356	2,724
03/31/96	Jacksonville	-	713	1,845	391	712	2,237	2,949	1,582
03/31/96	Dallas	-	315	810	1,910	315	2,720	3,035	1,548
03/31/96	Houston	-	669	1,724	2,492	669	4,216	4,885	2,060
03/31/96	Baltimore	-	842	2,180	521	842	2,701	3,543	1,923
03/31/96	New Haven	-	740	1,907	75	667	2,055	2,722	1,482
04/01/96	Chicago/Pulaski	-	764	1,869	595	763	2,465	3,228	1,628
04/01/96	Las Vegas/Desert Inn	-	1,115	2,729	281	1,115	3,010	4,125	2,021
04/01/96	Torrance/Crenshaw	-	916	2,243	289	916	2,532	3,448	1,655
04/01/96	Weymouth	-	485	1,187	989	485	2,176	2,661	1,348
04/01/96	St. Louis/Barrett Station Road	-	630	1,542	665	630	2,207	2,837	1,302
04/01/96	Rockville/Randolph	-	1,153	2,823	358	1,153	3,181	4,334	2,123
04/01/96	Simi Valley/East Street	-	970	2,374	170	970	2,544	3,514	1,671
04/01/96	Houston/Westheimer	-	1,390	3,402	6,498	1,390	9,900	11,290	5,830
04/03/96	Naples	-	1,187	2,809	637	1,186	3,447	4,633	2,494
06/26/96	Boca Raton	-	3,180	7,468	1,335	3,179	8,804	11,983	6,527
06/28/96	Venice	-	669	1,575	274	669	1,849	2,518	1,297
06/30/96	Las Vegas	-	921	2,155	493	921	2,648	3,569	1,923
06/30/96	Bedford Park	-	606	1,419	412	606	1,831	2,437	1,298
06/30/96	Los Angeles	-	692	1,616	216	691	1,833	2,524	1,282
06/30/96	Silver Spring	-	1,513	3,535	667	1,513	4,202	5,715	2,902
06/30/96	Newark	-	1,051	2,458	211	1,051	2,669	3,720	1,814
06/30/96	Brooklyn	-	783	1,830	3,017	783	4,847	5,630	3,945
07/02/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	830	1,755	4,980	6,735	3,196
07/22/96	Lakewood/W Hampton	-	717	2,092	152	716	2,245	2,961	1,507
08/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	352	954	3,470	4,424	2,292

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/05/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,133	1,260	4,099	5,359	2,987
09/16/96	Dallas/Royal Lane	-	1,008	2,426	447	1,007	2,874	3,881	1,928
09/16/96	Colorado Springs/Tomah Drive	-	731	1,759	286	730	2,046	2,776	1,402
09/16/96	Lewisville/S. Stemmons	-	603	1,451	260	603	1,711	2,314	1,160
09/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	602	946	2,882	3,828	2,081
09/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,530	584	2,937	3,521	1,631
09/16/96	Willow Grove/Maryland Road	-	673	1,620	288	673	1,908	2,581	1,278
09/16/96	Houston/W. Montgomery Rd.	-	524	1,261	399	523	1,661	2,184	1,180
09/16/96	Denver/W. Hampden	-	1,084	2,609	315	1,083	2,925	4,008	1,989
09/16/96	Littleton/Southpark Way	-	922	2,221	565	922	2,786	3,708	1,960
09/16/96	Petaluma/Baywood Drive	-	861	2,074	393	861	2,467	3,328	1,619
09/16/96	Canoga Park/Sherman Way	-	1,543	3,716	5,218	1,543	8,934	10,477	3,345
09/16/96	Jacksonville/South Lane Ave.	-	554	1,334	407	554	1,741	2,295	1,208
09/16/96	Newport News/Warwick Blvd.	-	575	1,385	288	575	1,673	2,248	1,141
09/16/96	Greenbrook/Route 22	-	1,227	2,954	804	1,226	3,759	4,985	2,506
09/16/96	Monsey/Route 59	-	1,068	2,572	505	1,068	3,077	4,145	2,070
09/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	216	575	1,601	2,176	1,082
09/16/96	Fort Worth/Brentwood	-	823	2,016	382	823	2,398	3,221	1,646
09/16/96	Glendale/San Fernando Road	-	2,500	6,124	431	2,500	6,555	9,055	4,361
09/16/96	Houston/Harwin	-	549	1,344	423	549	1,767	2,316	1,242
09/16/96	Irvine/Cowan Street	-	1,890	4,631	639	1,890	5,270	7,160	3,576
09/16/96	Fairfield/Dixie Highway	-	427	1,046	234	427	1,280	1,707	870
09/16/96	Mesa/Country Club Drive	-	701	1,718	706	701	2,424	3,125	1,805
09/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	1,618	2,957	8,862	11,819	5,805
09/16/96	Houston/Gulf Freeway	-	701	1,718	5,395	701	7,113	7,814	3,566
09/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	372	1,036	2,912	3,948	1,994
09/16/96	Tempe/McKellips Road	-	823	1,972	513	823	2,485	3,308	1,747
09/16/96	Richland Hills/Airport Fwy.	-	473	1,158	310	472	1,469	1,941	1,032
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	30	914	2,542	3,456	1,499
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	15	908	2,622	3,530	1,565
10/11/96	Richmond/Bloom Lane	-	1,188	2,512	-	994	2,706	3,700	1,642
10/11/96	Virginia Beach/Southern Blvd	-	282	610	340	282	950	1,232	714
10/11/96	Chesapeake/Military Hwy	-	-	2,886	718	-	3,604	3,604	1,879

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/11/96	Richmond/Midlothian Park	-	762	1,588	738	762	2,326	3,088	1,687
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	474	819	2,250	3,069	1,573
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	733	927	2,753	3,680	1,986
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	589	1,170	3,138	4,308	2,188
10/25/96	Austin/Renelli	-	1,710	3,990	597	1,710	4,587	6,297	3,114
10/25/96	Austin/Santiago	-	900	2,100	454	900	2,554	3,454	1,735
10/25/96	Dallas/East N.W. Highway	-	698	1,628	961	697	2,590	3,287	1,513
10/25/96	Dallas/Denton Drive	-	900	2,100	995	900	3,095	3,995	2,019
10/25/96	Houston/Hempstead	-	518	1,207	565	517	1,773	2,290	1,304
10/25/96	Pasadena/So. Shaver	-	420	980	682	420	1,662	2,082	1,238
10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	1,432	465	2,517	2,982	996
10/31/96	Mt Holly/541 Bypass	-	360	840	635	360	1,475	1,835	1,066
11/13/96	Town East/Mesquite	-	330	770	398	330	1,168	1,498	838
11/14/96	Bossier City LA	-	633	1,488	41	557	1,605	2,162	996
12/05/96	Lake Forest/Bake Parkway	-	971	2,173	4,968	972	7,140	8,112	2,645
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	1,016	645	2,521	3,166	1,944
12/16/96	Oklahoma City/SW 74th	-	375	875	529	375	1,404	1,779	913
12/16/96	Oklahoma City/S Santa Fe	-	360	840	256	360	1,096	1,456	765
12/16/96	Oklahoma City/S. May	-	360	840	241	360	1,081	1,441	763
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	945	930	3,115	4,045	2,254
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	754	1,290	3,764	5,054	2,541
12/23/96	Eagle Rock/Colorado	-	330	813	462	444	1,161	1,605	689
12/23/96	Upper Darby/Lansdowne	-	899	2,272	461	899	2,733	3,632	1,884
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	387	1,109	3,189	4,298	1,782
12/23/96	Philadelphia/Byberry	-	1,019	2,575	702	1,019	3,277	4,296	2,200
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	542	1,199	3,572	4,771	2,415
12/23/96	Englewood/Costilla	-	1,739	4,393	400	1,738	4,794	6,532	3,205
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	306	599	1,822	2,421	1,250
12/23/96	Carmichael/Fair Oaks	-	809	2,045	438	809	2,483	3,292	1,687
12/23/96	Portland/Division Street	-	989	2,499	362	989	2,861	3,850	1,880
12/23/96	Napa/Industrial	-	660	1,666	252	659	1,919	2,578	1,291
12/23/96	Las Vegas/Charleston	-	1,049	2,651	345	1,049	2,996	4,045	2,017
12/23/96	Las Vegas/South Arvill	-	929	2,348	444	929	2,792	3,721	1,868

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	740	3,327	9,148	12,475	6,146
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	468	749	2,362	3,111	1,617
12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	353	869	2,549	3,418	1,754
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	1,234	1,289	4,491	5,780	2,771
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	254	689	1,996	2,685	1,405
12/23/96	Tampa/15th Street	-	420	1,060	458	420	1,518	1,938	1,077
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	795	930	3,087	4,017	2,117
12/23/96	Overland Park/Mastin	-	990	2,440	3,395	1,306	5,519	6,825	3,105
12/23/96	Auburn/R Street	-	690	1,700	312	690	2,012	2,702	1,388
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	372	720	2,146	2,866	1,485
12/23/96	Decatur/Covington	-	930	2,292	419	930	2,711	3,641	1,831
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	377	540	1,708	2,248	1,197
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	263	840	2,333	3,173	1,626
12/23/96	Whittier/Colima	-	540	1,331	183	540	1,514	2,054	1,029
12/23/96	Kent/Pacific Hwy South	-	930	2,292	257	930	2,549	3,479	1,731
12/23/96	Topeka/8th Street	-	150	370	547	150	917	1,067	701
12/23/96	Denver East Evans	-	1,740	4,288	452	1,740	4,740	6,480	3,158
12/23/96	Pittsburgh/California Ave.	-	630	1,552	155	630	1,707	2,337	1,142
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	527	-	2,813	2,813	1,513
12/23/96	Philadelphia/Oxford	-	900	2,218	494	900	2,712	3,612	1,809
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	397	1,710	4,611	6,321	3,057
12/23/96	Alsip/115th Street	-	750	1,848	4,799	750	6,647	7,397	3,138
12/23/96	Green Acres/Jog Road	-	600	1,479	252	600	1,731	2,331	1,196
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	308	1,320	3,561	4,881	2,408
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	603	2,160	5,926	8,086	3,987
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	427	960	2,793	3,753	1,864
12/23/96	Renton 174th St.	-	960	2,366	534	960	2,900	3,860	2,012
12/23/96	Sacramento/Northgate	-	1,021	2,647	266	1,021	2,913	3,934	1,950
12/23/96	Phoenix/19th Avenue	-	991	2,569	726	991	3,295	4,286	2,225
12/23/96	Bedford Park/Cicero	-	1,321	3,426	(1,093)	777	2,877	3,654	1,770
12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	503	1,111	3,383	4,494	2,306
12/23/96	Arlington/Algonquin	-	991	2,569	1,015	991	3,584	4,575	2,626
12/23/96	Seattle/15th Avenue	-	781	2,024	331	781	2,355	3,136	1,634

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Southington/Spring	-	811	2,102	585	811	2,687	3,498	1,787
12/23/96	Nashville/Dickerson Pike	-	990	2,440	328	990	2,768	3,758	1,872
12/23/96	Madison/Gallatin Road	-	780	1,922	606	780	2,528	3,308	1,782
12/30/96	Concorde/Treat	-	1,396	3,258	371	1,396	3,629	5,025	2,484
12/30/96	Virginia Beach	-	535	1,248	318	535	1,566	2,101	1,065
12/30/96	San Mateo	-	2,408	5,619	358	2,408	5,977	8,385	3,930
01/22/97	Austin, 1033 E. 41 Street	-	257	3,633	374	257	4,007	4,264	2,551
04/12/97	Annandale / Backlick	-	955	2,229	474	955	2,703	3,658	1,777
04/12/97	Ft. Worth / West Freeway	-	667	1,556	439	667	1,995	2,662	1,316
04/12/97	Campbell / S. Curtner	-	2,550	5,950	918	2,549	6,869	9,418	4,450
04/12/97	Aurora / S. Idalia	-	1,002	2,338	1,011	1,002	3,349	4,351	2,218
04/12/97	Santa Cruz / Capitola	-	1,037	2,420	408	1,037	2,828	3,865	1,832
04/12/97	Indianapolis / Lafayette Road	-	682	1,590	705	681	2,296	2,977	1,638
04/12/97	Indianapolis / Route 31	-	619	1,444	693	619	2,137	2,756	1,485
04/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,244	1,567	4,903	6,470	3,240
04/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,532	3,781	10,622	14,403	6,967
04/12/97	Fountain Valley / Newhope	-	1,137	2,653	517	1,137	3,170	4,307	2,059
04/12/97	Dallas / Winsted	-	1,375	3,209	660	1,375	3,869	5,244	2,521
04/12/97	Columbia / Broad River Rd.	-	121	282	197	121	479	600	353
04/12/97	Livermore / S. Front Road	-	876	2,044	284	876	2,328	3,204	1,505
04/12/97	Garland / Plano	-	889	2,073	359	888	2,433	3,321	1,591
04/12/97	San Jose / Story Road	-	1,352	3,156	859	1,352	4,015	5,367	2,733
04/12/97	Aurora / Abilene	-	1,406	3,280	766	1,405	4,047	5,452	2,680
04/12/97	Antioch / Sunset Drive	-	1,035	2,416	343	1,035	2,759	3,794	1,798
04/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	507	1,048	2,952	4,000	1,958
04/12/97	Berlin / Wilbur Cross	-	756	1,764	520	756	2,284	3,040	1,556
04/12/97	Whittier / Whittier Blvd.	-	648	1,513	272	648	1,785	2,433	1,161
04/12/97	Peabody / Newbury Street	-	1,159	2,704	1,343	1,159	4,047	5,206	2,641
04/12/97	Denver / Blake	-	602	1,405	605	602	2,010	2,612	1,314
04/12/97	Evansville / Green River Road	-	470	1,096	364	470	1,460	1,930	971
04/12/97	Burien / First Ave. So.	-	792	1,847	353	791	2,201	2,992	1,469
04/12/97	Rancho Cordova / Mather Field	-	494	1,153	449	494	1,602	2,096	1,134
04/12/97	Sugar Land / Eldridge	-	705	1,644	409	705	2,053	2,758	1,366

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/12/97	Columbus / Eastland Drive	-	602	1,405	470	602	1,875	2,477	1,256
04/12/97	Slickerville / Black Horse Pike	-	539	1,258	415	539	1,673	2,212	1,117
04/12/97	Seattle / Aurora	-	1,145	2,671	466	1,144	3,138	4,282	2,069
04/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	500	972	2,768	3,740	1,863
04/12/97	Manchester / Tolland Turnpike	-	807	1,883	511	807	2,394	3,201	1,590
06/25/97	L.A./Venice Blvd.	-	523	1,221	1,927	1,044	2,627	3,671	1,490
06/25/97	Kirkland-Totem	-	2,131	4,972	1,040	2,099	6,044	8,143	3,763
06/25/97	Idianapolis	-	471	1,098	456	471	1,554	2,025	1,138
06/25/97	Dallas	-	699	1,631	214	699	1,845	2,544	1,200
06/25/97	Atlanta	-	1,183	2,761	247	1,183	3,008	4,191	1,958
06/25/97	Bensalem	-	1,159	2,705	345	1,159	3,050	4,209	1,960
06/25/97	Evansville	-	429	1,000	265	401	1,293	1,694	825
06/25/97	Austin	-	813	1,897	255	813	2,152	2,965	1,402
06/25/97	Harbor City	-	1,244	2,904	375	1,244	3,279	4,523	2,176
06/25/97	Birmingham	-	539	1,258	231	539	1,489	2,028	1,004
06/25/97	Sacramento	-	489	1,396	144	489	1,540	2,029	993
06/25/97	Carrollton	-	441	1,029	102	441	1,131	1,572	730
06/25/97	La Habra	-	822	1,918	339	822	2,257	3,079	1,434
06/25/97	Lombard	-	1,527	3,564	1,956	2,047	5,000	7,047	3,102
06/25/97	Fairfield	-	740	1,727	208	740	1,935	2,675	1,255
06/25/97	Seattle	-	1,498	3,494	10,294	1,498	13,788	15,286	5,533
06/25/97	Bellevue	-	1,653	3,858	294	1,653	4,152	5,805	2,733
06/25/97	Citrus Heights	-	642	1,244	745	642	1,989	2,631	1,375
06/25/97	San Jose	-	1,273	2,971	117	1,273	3,088	4,361	1,954
06/25/97	Stanton	-	948	2,212	234	948	2,446	3,394	1,544
06/25/97	Garland	-	486	1,135	173	486	1,308	1,794	869
06/25/97	Westford	-	857	1,999	610	857	2,609	3,466	1,783
06/25/97	Dallas	-	1,627	3,797	1,341	1,627	5,138	6,765	3,386
06/25/97	Wheat Ridge	-	1,054	2,459	573	1,054	3,032	4,086	1,956
06/25/97	Berlin	-	825	1,925	4,582	505	6,827	7,332	2,644
06/25/97	Gretna	-	1,069	2,494	850	1,069	3,344	4,413	2,378
06/25/97	Spring	-	461	1,077	399	461	1,476	1,937	982
06/25/97	Sacramento	-	592	1,380	1,222	720	2,474	3,194	1,607

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Houston/South Dairyashford	-	856	1,997	545	856	2,542	3,398	1,678
06/25/97	Naperville	-	1,108	2,585	725	1,108	3,310	4,418	2,109
06/25/97	Carrollton	-	1,158	2,702	920	1,158	3,622	4,780	2,376
06/25/97	Waipahu	-	1,620	3,780	945	1,620	4,725	6,345	3,129
06/25/97	Davis	-	628	1,465	444	628	1,909	2,537	1,162
06/25/97	Decatur	-	951	2,220	618	951	2,838	3,789	1,801
06/25/97	Jacksonville	-	653	1,525	477	653	2,002	2,655	1,322
06/25/97	Chicoppe	-	663	1,546	631	662	2,178	2,840	1,483
06/25/97	Alexandria	-	1,533	3,576	760	1,532	4,337	5,869	2,786
06/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	400	458	1,470	1,928	977
06/25/97	Los Angeles/Olympic	-	4,392	10,247	1,505	4,391	11,753	16,144	7,448
06/25/97	Littleton	-	1,340	3,126	1,260	1,340	4,386	5,726	2,930
06/25/97	Metairie	-	1,229	2,868	415	1,229	3,283	4,512	2,114
06/25/97	Louisville	-	717	1,672	557	716	2,230	2,946	1,429
06/25/97	East Hazel Crest	-	753	1,757	2,540	1,213	3,837	5,050	2,717
06/25/97	Edmonds	-	1,187	2,770	819	1,187	3,589	4,776	2,300
06/25/97	Foster City	-	1,064	2,483	431	1,064	2,914	3,978	1,863
06/25/97	Chicago	-	1,160	2,708	796	1,160	3,504	4,664	2,238
06/25/97	Philadelphia	-	924	2,155	515	923	2,671	3,594	1,742
06/25/97	Dallas/Vilbig Rd.	-	508	1,184	389	507	1,574	2,081	1,057
06/25/97	Staten Island	-	1,676	3,910	1,912	1,675	5,823	7,498	3,446
06/25/97	Pelham Manor	-	1,209	2,820	1,014	1,208	3,835	5,043	2,585
06/25/97	Irving	-	469	1,093	304	468	1,398	1,866	917
06/25/97	Elk Grove	-	642	1,497	550	642	2,047	2,689	1,351
06/25/97	LAX	-	1,312	3,062	729	1,312	3,791	5,103	2,446
06/25/97	Denver	-	1,316	3,071	973	1,316	4,044	5,360	2,666
06/25/97	Plano	-	1,369	3,193	687	1,368	3,881	5,249	2,510
06/25/97	Lynnwood	-	839	1,959	534	839	2,493	3,332	1,619
06/25/97	Lilburn	-	507	1,182	489	507	1,671	2,178	1,128
06/25/97	Parma	-	881	2,055	897	880	2,953	3,833	1,950
06/25/97	Davie	-	1,086	2,533	761	1,085	3,295	4,380	2,210
06/25/97	Allen Park	-	953	2,223	720	953	2,943	3,896	1,896
06/25/97	Aurora	-	808	1,886	536	808	2,422	3,230	1,571

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	San Diego/16th Street	-	932	2,175	837	932	3,012	3,944	2,019
06/25/97	Sterling Heights	-	766	1,787	644	766	2,431	3,197	1,635
06/25/97	East L.A./Boyle Heights	-	957	2,232	624	957	2,856	3,813	1,841
06/25/97	Springfield/Alban Station	-	1,317	3,074	947	1,317	4,021	5,338	2,628
06/25/97	Littleton	-	868	2,026	602	868	2,628	3,496	1,699
06/25/97	Sacramento/57th Street	-	869	2,029	628	869	2,657	3,526	1,741
06/25/97	Miami	-	1,762	4,111	1,138	1,762	5,249	7,011	3,409
08/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	1,409	2,040	6,169	8,209	3,850
10/01/97	Marietta /Austell Rd	-	398	1,326	1,101	440	2,385	2,825	1,441
10/01/97	Denver / Leetsdale	-	1,407	1,682	1,438	1,554	2,973	4,527	1,852
10/01/97	Baltimore / York Road	-	1,538	1,952	2,027	1,700	3,817	5,517	2,401
10/01/97	Bolingbrook	-	737	1,776	1,628	814	3,327	4,141	1,934
10/01/97	Kent / Central	-	483	1,321	1,179	533	2,450	2,983	1,376
10/01/97	Geneva / Roosevelt	-	355	1,302	1,052	392	2,317	2,709	1,384
10/01/97	Denver / Sheridan	-	429	1,105	1,010	474	2,070	2,544	1,320
10/01/97	Mountlake Terrace	-	1,017	1,783	1,410	1,123	3,087	4,210	1,812
10/01/97	Carol Stream/ St.Charles	-	185	1,187	1,006	205	2,173	2,378	1,286
10/01/97	Marietta / Cobb Park	-	420	1,131	1,046	464	2,133	2,597	1,240
10/01/97	Venice / Rose	-	5,468	5,478	4,760	6,042	9,664	15,706	5,433
10/01/97	Ventura / Ventura Blvd	-	911	2,227	1,768	1,006	3,900	4,906	2,362
10/01/97	Studio City/ Ventura	-	2,421	1,610	1,314	2,675	2,670	5,345	1,548
10/01/97	Madison Heights	-	428	1,686	4,222	473	5,863	6,336	2,260
10/01/97	LAX / Imperial	-	1,662	2,079	1,471	1,836	3,376	5,212	2,052
10/01/97	Justice / Industrial	-	233	1,181	875	258	2,031	2,289	1,174
10/01/97	Burbank / San Fernando	-	1,825	2,210	1,617	2,016	3,636	5,652	2,182
10/01/97	Pinole / Appian Way	-	728	1,827	1,263	804	3,014	3,818	1,797
10/01/97	Denver / Tamarac Park	-	2,545	1,692	2,107	2,812	3,532	6,344	2,080
10/01/97	Gresham / Powell	-	322	1,298	960	356	2,224	2,580	1,291
10/01/97	Warren / Mound Road	-	268	1,025	829	296	1,826	2,122	1,039
10/01/97	Woodside/Brooklyn	-	5,016	3,950	5,270	5,542	8,694	14,236	4,976
10/01/97	Enfield / Elm Street	-	399	1,900	1,484	441	3,342	3,783	1,930
10/01/97	Roselle / Lake Street	-	312	1,411	1,091	344	2,470	2,814	1,424
10/01/97	Milwaukee / Appleton	-	324	1,385	1,120	358	2,471	2,829	1,429

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Emeryville / Bay St	-	1,602	1,830	1,389	1,770	3,051	4,821	1,878
10/01/97	Monterey / Del Rey	-	257	1,048	863	284	1,884	2,168	1,039
10/01/97	San Leandro / Washington	-	660	1,142	915	730	1,987	2,717	1,168
10/01/97	Boca Raton / N.W. 20	-	1,140	2,256	1,869	1,259	4,006	5,265	2,121
10/01/97	Washington Dc/So Capital	-	1,437	4,489	3,215	1,588	7,553	9,141	3,760
10/01/97	Lynn / Lynnway	-	463	3,059	2,827	511	5,838	6,349	3,142
10/01/97	Pompano Beach	-	1,077	1,527	1,924	1,190	3,338	4,528	1,694
10/01/97	Lake Oswego/ N.State	-	465	1,956	1,305	514	3,212	3,726	1,644
10/01/97	Daly City / Mission	-	389	2,921	1,735	430	4,615	5,045	2,458
10/01/97	Odenton / Route 175	-	456	2,104	1,613	504	3,669	4,173	1,959
10/01/97	Novato / Landing	-	2,416	3,496	2,727	2,904	5,735	8,639	3,511
10/01/97	St. Louis / Lindberg	-	584	1,508	1,179	728	2,543	3,271	1,657
10/01/97	Oakland/International	-	358	1,568	1,322	475	2,773	3,248	1,680
10/01/97	Stockton / March Lane	-	663	1,398	989	811	2,239	3,050	1,456
10/01/97	Des Plaines / Golf Rd	-	1,363	3,093	1,560	1,630	4,386	6,016	2,759
10/01/97	Morton Grove / Wauke	-	2,658	3,232	7,345	3,110	10,125	13,235	4,961
10/01/97	Los Angeles / Jefferson	-	1,090	1,580	1,133	1,323	2,480	3,803	1,499
10/01/97	Los Angeles / Martin	-	869	1,152	901	1,066	1,856	2,922	1,127
10/01/97	San Leandro / E. 14th	-	627	1,289	968	775	2,109	2,884	1,257
10/01/97	Tucson / Tanque Verde	-	345	1,709	1,125	469	2,710	3,179	1,729
10/01/97	Randolph / Warren St	-	2,330	1,914	2,111	2,719	3,636	6,355	2,045
10/01/97	Forrestville / Penn.	-	1,056	2,347	1,535	1,312	3,626	4,938	2,313
10/01/97	Bridgeport	-	4,877	2,739	2,771	5,612	4,775	10,387	2,967
10/01/97	North Hollywood/Vine	-	906	2,379	1,526	1,166	3,645	4,811	2,184
10/01/97	Santa Cruz / Portola	-	535	1,526	1,010	689	2,382	3,071	1,443
10/01/97	Hyde Park / River St	-	626	1,748	1,689	759	3,304	4,063	2,026
10/01/97	Dublin / San Ramon Rd	-	942	1,999	1,163	1,119	2,985	4,104	1,813
10/01/97	Vallejo / Humboldt	-	473	1,651	1,021	620	2,525	3,145	1,556
10/01/97	Fremont/Warm Springs	-	848	2,885	1,556	1,072	4,217	5,289	2,571
10/01/97	Seattle / Stone Way	-	829	2,180	1,558	1,078	3,489	4,567	2,091
10/01/97	W. Olympia	-	149	1,096	948	209	1,984	2,193	1,174
10/01/97	Mercer/Parkside Ave	-	359	1,763	1,359	503	2,978	3,481	1,761
10/01/97	Bridge Water / Main	-	445	2,054	1,324	576	3,247	3,823	1,914

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Norwalk / Hoyt Street	-	2,369	3,049	2,152	2,793	4,777	7,570	2,932
11/02/97	Lansing	-	758	1,768	12	730	1,808	2,538	1,201
11/07/97	Phoenix	-	1,197	2,793	418	1,197	3,211	4,408	2,051
11/13/97	Tinley Park	-	1,422	3,319	268	1,422	3,587	5,009	2,195
03/17/98	Houston/De Soto Dr.	-	659	1,537	313	659	1,850	2,509	1,194
03/17/98	Houston / East Freeway	-	593	1,384	649	593	2,033	2,626	1,416
03/17/98	Austin/Ben White	-	692	1,614	259	682	1,883	2,565	1,173
03/17/98	Arlington/E.Pioneer	-	922	2,152	401	922	2,553	3,475	1,635
03/17/98	Las Vegas/Tropicana	-	1,285	2,998	381	1,285	3,379	4,664	2,053
03/17/98	Branford / Summit Place	-	728	1,698	502	727	2,201	2,928	1,360
03/17/98	Las Vegas / Charleston	-	791	1,845	260	791	2,105	2,896	1,274
03/17/98	So. San Francisco	-	1,550	3,617	321	1,550	3,938	5,488	2,435
03/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	999	3,004	8,012	11,016	5,064
03/17/98	Tempe / E. Broadway	-	633	1,476	430	633	1,906	2,539	1,280
03/17/98	Phoenix / N. 43rd Ave	-	443	1,033	442	443	1,475	1,918	1,009
03/17/98	Phoenix/No. 43rd	-	380	886	829	380	1,715	2,095	1,132
03/17/98	Phoenix / Black Canyon	-	380	886	365	380	1,251	1,631	837
03/17/98	Phoenix/Black Canyon	-	136	317	261	136	578	714	433
03/17/98	Nesconset / Southern	-	1,423	3,321	560	1,423	3,881	5,304	2,431
04/01/98	St. Louis / Hwy. 141	-	659	1,628	4,678	1,344	5,621	6,965	3,258
04/01/98	Island Park / Austin	-	2,313	3,015	(181)	1,374	3,773	5,147	2,395
04/01/98	Akron / Brittain Rd.	-	275	2,248	431	669	2,285	2,954	1,345
04/01/98	Patchogue/W.Sunrise	-	936	2,184	485	936	2,669	3,605	1,693
04/01/98	Havertown/West Chester	-	1,254	2,926	334	1,249	3,265	4,514	1,999
04/01/98	Schiller Park/River	-	568	1,390	264	568	1,654	2,222	1,029
04/01/98	Chicago / Cuyler	-	1,400	2,695	382	1,400	3,077	4,477	1,971
04/01/98	Chicago Heights/West	-	468	1,804	355	468	2,159	2,627	1,391
04/01/98	Arlington Hts/University	-	670	3,004	359	670	3,363	4,033	2,104
04/01/98	Cicero / Ogden	-	1,678	2,266	847	1,677	3,114	4,791	1,905
04/01/98	Chicago/W. Howard St.	-	974	2,875	1,204	974	4,079	5,053	2,534
04/01/98	Chicago/N. Western Ave	-	1,453	3,205	517	1,453	3,722	5,175	2,391
04/01/98	Chicago/Northwest Hwy	-	925	2,412	241	925	2,653	3,578	1,638
04/01/98	Chicago/N. Wells St.	-	1,446	2,828	254	1,446	3,082	4,528	1,962

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/01/98	Chicago / Pulaski Rd.	-	1,276	2,858	278	1,276	3,136	4,412	1,976
04/01/98	Artesia / Artesia	-	625	1,419	289	625	1,708	2,333	1,180
04/01/98	Arcadia / Lower Azusa	-	821	1,369	351	821	1,720	2,541	1,242
04/01/98	Manassas / Centreville	-	405	2,137	449	405	2,586	2,991	1,848
04/01/98	La Downtwn/10 Fwy	-	1,608	3,358	357	1,607	3,716	5,323	2,593
04/01/98	Bellevue / Northup	-	1,232	3,306	657	1,231	3,964	5,195	2,847
04/01/98	Hollywood/Cole & Wilshire	-	1,590	1,785	237	1,590	2,022	3,612	1,387
04/01/98	Atlanta/John Wesley	-	1,233	1,665	536	1,233	2,201	3,434	1,591
04/01/98	Montebello/S. Maple	-	1,274	2,299	190	1,273	2,490	3,763	1,719
04/01/98	Lake City/Forest Park	-	248	1,445	264	248	1,709	1,957	1,161
04/01/98	Baltimore / W. Patap	-	403	2,650	322	402	2,973	3,375	2,017
04/01/98	Fraser/Groesbeck Hwy	-	368	1,796	201	368	1,997	2,365	1,374
04/01/98	Vallejo / Mini Drive	-	560	1,803	177	560	1,980	2,540	1,354
04/01/98	San Diego/54th & Euclid	-	952	2,550	548	952	3,098	4,050	2,251
04/01/98	Miami / 5th Street	-	2,327	3,234	470	2,327	3,704	6,031	2,660
04/01/98	Silver Spring/Hill	-	922	2,080	253	921	2,334	3,255	1,678
04/01/98	Chicago/E. 95th St.	-	397	2,357	337	397	2,694	3,091	1,931
04/01/98	Chicago / S. Harlem	-	791	1,424	232	791	1,656	2,447	1,189
04/01/98	St. Charles /Highway	-	623	1,501	318	623	1,819	2,442	1,322
04/01/98	Chicago/Burr Ridge Rd.	-	421	2,165	377	421	2,542	2,963	1,896
04/01/98	Yonkers / Route 9a	-	1,722	3,823	598	1,722	4,421	6,143	3,160
04/01/98	Silverlake/Glendale	-	2,314	5,481	347	2,313	5,829	8,142	4,191
04/01/98	Chicago/Harlem Ave	-	1,430	3,038	439	1,430	3,477	4,907	2,488
04/01/98	Bethesda / Butler Rd	-	1,146	2,509	162	1,146	2,671	3,817	1,852
04/01/98	Dundalk / Wise Ave	-	447	2,005	330	447	2,335	2,782	1,613
04/01/98	St. Louis / Hwy. 141	-	659	1,628	171	659	1,799	2,458	1,303
04/01/98	Island Park / Austin	-	2,313	3,015	1,188	2,313	4,203	6,516	2,839
04/01/98	Dallas / Kingsly	-	1,095	1,712	317	1,095	2,029	3,124	1,397
05/01/98	Berkeley / 2nd St.	-	1,914	4,466	6,946	1,837	11,489	13,326	4,918
05/08/98	Cleveland / W. 117th	-	930	2,277	629	930	2,906	3,836	1,793
05/08/98	La /Venice Blvd	-	1,470	3,599	190	1,470	3,789	5,259	2,289
05/08/98	Aurora / Farnsworth	-	960	2,350	239	960	2,589	3,549	1,548
05/08/98	Santa Rosa / Hopper	-	1,020	2,497	291	1,020	2,788	3,808	1,700

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

05/08/98	Golden Valley / Winn	-	630	1,542	304	630	1,846	2,476	1,153
05/08/98	St. Louis / Benham	-	810	1,983	300	810	2,283	3,093	1,430
05/08/98	Chicago / S. Chicago	-	840	2,057	277	840	2,334	3,174	1,447
10/01/98	El Segundo / Sepulveda	-	6,586	5,795	677	6,585	6,473	13,058	3,902
10/01/98	Atlanta / Memorial Dr.	-	414	2,239	467	414	2,706	3,120	1,705
10/01/98	Chicago / W. 79th St	-	861	2,789	506	861	3,295	4,156	2,035
10/01/98	Chicago / N. Broadway	-	1,918	3,824	678	1,917	4,503	6,420	2,824
10/01/98	Dallas / Greenville	-	1,933	2,892	303	1,933	3,195	5,128	1,922
10/01/98	Tacoma / Orchard	-	358	1,987	289	358	2,276	2,634	1,409
10/01/98	St. Louis / Gravois	-	312	2,327	499	312	2,826	3,138	1,793
10/01/98	White Bear Lake	-	578	2,079	336	578	2,415	2,993	1,490
10/01/98	Santa Cruz / Soquel	-	832	2,385	209	832	2,594	3,426	1,570
10/01/98	Coon Rapids / Hwy 10	-	330	1,646	271	330	1,917	2,247	1,158
10/01/98	Oxnard / Hueneme Rd	-	923	3,925	335	923	4,260	5,183	2,571
10/01/98	Vancouver/ Millplain	-	343	2,000	163	342	2,164	2,506	1,324
10/01/98	Tigard / Mc Ewan	-	597	1,652	114	597	1,766	2,363	1,074
10/01/98	Griffith / Cline	-	299	2,118	237	299	2,355	2,654	1,416
10/01/98	Miami / Sunset Drive	-	1,656	2,321	1,849	2,266	3,560	5,826	2,026
10/01/98	Farmington / 9 Mile	-	580	2,526	424	580	2,950	3,530	1,842
10/01/98	Los Gatos / University	-	2,234	3,890	315	2,234	4,205	6,439	2,527
10/01/98	N. Hollywood	-	1,484	3,143	179	1,484	3,322	4,806	1,982
10/01/98	Petaluma / Transport	-	460	1,840	5,223	857	6,666	7,523	3,294
10/01/98	Chicago / 111th	-	341	2,898	2,395	431	5,203	5,634	2,765
10/01/98	Upper Darby / Market	-	808	5,011	609	808	5,620	6,428	3,381
10/01/98	San Jose / Santa	-	966	3,870	254	966	4,124	5,090	2,468
10/01/98	San Diego / Morena	-	3,173	5,469	386	3,173	5,855	9,028	3,522
10/01/98	Brooklyn /Rockaway Ave	-	6,272	9,691	6,904	7,337	15,530	22,867	7,070
10/01/98	Revere / Charger St	-	1,997	3,727	1,246	1,996	4,974	6,970	3,090
10/01/98	Las Vegas / E. Charles	-	602	2,545	453	602	2,998	3,600	1,858
10/01/98	Laurel / Baltimore Ave	-	1,899	4,498	304	1,899	4,802	6,701	2,887
10/01/98	East La/Figueroa & 4th	-	1,213	2,689	200	1,213	2,889	4,102	1,750
10/01/98	Oldsmar / Tampa Road	-	760	2,154	3,013	1,049	4,878	5,927	2,687
10/01/98	Ft. Lauderdale /S.W.	-	1,046	2,928	498	1,046	3,426	4,472	2,149

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/98	Miami / Nw 73rd St	-	1,050	3,064	257	1,049	3,322	4,371	2,085
12/09/98	Miami / Nw 115th Ave	-	1,095	2,349	5,040	1,185	7,299	8,484	2,724
01/01/99	New Orleans/St.Charles	-	1,463	2,634	(177)	1,039	2,881	3,920	1,756
01/06/99	Brandon / E. Brandon Blvd	-	1,560	3,695	228	1,560	3,923	5,483	2,152
03/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	593	1,688	4,532	6,220	2,735
03/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	581	699	2,212	2,911	1,386
03/12/99	St. Ann / Maryland Heights	-	1,035	2,414	686	1,035	3,100	4,135	1,823
03/12/99	Florissant / N. Hwy 67	-	971	2,265	383	971	2,648	3,619	1,593
03/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	734	1,178	3,482	4,660	2,163
03/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	764	1,144	3,434	4,578	2,242
03/12/99	St. Louis / Airport	-	785	1,833	418	785	2,251	3,036	1,376
03/12/99	St. Louis/ S.Third St	-	1,096	2,557	289	1,096	2,846	3,942	1,649
03/12/99	Kansas City / E. 47th St.	-	610	1,424	473	610	1,897	2,507	1,100
03/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	511	1,134	3,156	4,290	1,891
03/12/99	Kansas City / James A. Reed Rd	-	749	1,748	289	749	2,037	2,786	1,185
03/12/99	Independence / 291	-	871	2,032	353	871	2,385	3,256	1,387
03/12/99	Raytown / Woodson Rd	-	915	2,134	293	914	2,428	3,342	1,420
03/12/99	Kansas City / 34th Main Street	-	114	2,599	1,202	114	3,801	3,915	2,317
03/12/99	Columbia / River Dr	-	671	1,566	406	671	1,972	2,643	1,227
03/12/99	Columbia / Buckner Rd	-	714	1,665	537	713	2,203	2,916	1,384
03/12/99	Columbia / Decker Park Rd	-	605	1,412	206	605	1,618	2,223	950
03/12/99	Columbia / Rosewood Dr	-	777	1,814	326	777	2,140	2,917	1,208
03/12/99	W. Columbia / Orchard Dr.	-	272	634	334	272	968	1,240	618
03/12/99	W. Columbia / Airport Blvd	-	493	1,151	324	493	1,475	1,968	916
03/12/99	Greenville / Whitehorse Rd	-	882	2,058	296	882	2,354	3,236	1,425
03/12/99	Greenville / Woods Lake Rd	-	364	849	241	364	1,090	1,454	681
03/12/99	Mauldin / N. Main Street	-	571	1,333	337	571	1,670	2,241	1,048
03/12/99	Simpsonville / Grand View Dr	-	582	1,358	236	574	1,602	2,176	938
03/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	291	650	1,808	2,458	1,072
03/12/99	Charleston/Ashley Phosphate	-	839	1,950	583	823	2,549	3,372	1,537
03/12/99	N. Charleston / Dorchester Rd	-	380	886	310	379	1,197	1,576	719
03/12/99	N. Charleston / Dorchester	-	487	1,137	355	487	1,492	1,979	928
03/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	267	555	1,563	2,118	920

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	292	1,279	3,277	4,556	1,916
03/12/99	Columbia / Plumbers Rd	-	368	858	355	368	1,213	1,581	757
03/12/99	Greenville / Pineknoll Rd	-	927	2,163	365	927	2,528	3,455	1,483
03/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	130	826	3,239	4,065	1,954
03/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	790	480	2,087	2,567	1,398
03/12/99	Charleston / Ashley River Rd	-	1,114	2,581	268	1,108	2,855	3,963	1,712
03/12/99	Columbia / Broad River	-	1,463	3,413	581	1,463	3,994	5,457	2,388
03/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	371	736	2,089	2,825	1,239
03/12/99	Charlotte / North Tryon St.	-	708	1,653	728	708	2,381	3,089	1,580
03/12/99	Charlotte / South Blvd	-	641	1,496	339	641	1,835	2,476	1,113
03/12/99	Kannapolis / Oregon St	-	463	1,081	277	463	1,358	1,821	852
03/12/99	Durham / E. Club Blvd	-	947	2,209	263	947	2,472	3,419	1,477
03/12/99	Durham / N. Duke St.	-	769	1,794	270	769	2,064	2,833	1,207
03/12/99	Raleigh / Maitland Dr	-	679	1,585	383	679	1,968	2,647	1,248
03/12/99	Greensboro / O'henry Blvd	-	577	1,345	541	577	1,886	2,463	1,246
03/12/99	Gastonia / S. York Rd	-	467	1,089	321	466	1,411	1,877	893
03/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	622	1,102	3,194	4,296	2,031
03/12/99	Pensacola / Brent Lane	-	402	938	87	229	1,198	1,427	750
03/12/99	Pensacola / Creighton Road	-	454	1,060	314	454	1,374	1,828	938
03/12/99	Jacksonville / Park Avenue	-	905	2,113	363	905	2,476	3,381	1,471
03/12/99	Jacksonville / Phillips Hwy	-	665	1,545	725	663	2,272	2,935	1,396
03/12/99	Clearwater / Highland Ave	-	724	1,690	409	724	2,099	2,823	1,275
03/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	518	892	2,599	3,491	1,584
03/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	384	1,228	3,252	4,480	1,965
03/12/99	Casselberry Ii	-	1,160	2,708	385	1,160	3,093	4,253	1,840
03/12/99	Miami / Nw 14th Street	-	1,739	4,058	361	1,739	4,419	6,158	2,573
03/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	462	1,179	3,213	4,392	2,018
03/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(166)	834	1,779	2,613	1,150
03/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	485	1,037	2,905	3,942	1,726
03/12/99	Orlando / South Semoran	-	565	1,319	167	565	1,486	2,051	888
03/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	530	1,278	3,512	4,790	2,161
03/12/99	Miami / Nw 7th Ave	-	783	1,827	4,852	785	6,677	7,462	2,342
03/12/99	Vero Beach / Us Hwy 1	-	678	1,583	242	678	1,825	2,503	1,153

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	907	745	3,656	4,401	2,263
03/12/99	Miami Lakes / Nw 153rd St.	-	425	992	301	425	1,293	1,718	798
03/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	202	1,843	4,505	6,348	2,569
03/12/99	Apopka / S. Orange Blossom	-	307	717	399	307	1,116	1,423	727
03/12/99	Davie / University	-	313	4,379	755	313	5,134	5,447	3,109
03/12/99	Arlington / Division	-	998	2,328	327	997	2,656	3,653	1,523
03/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	602	1,477	4,049	5,526	2,350
03/12/99	Carrollton / Trinity Mills West	-	530	1,237	204	530	1,441	1,971	842
03/12/99	Houston / Wallisville Rd.	-	744	1,736	276	744	2,012	2,756	1,212
03/12/99	Houston / Fondren South	-	647	1,510	263	647	1,773	2,420	1,071
03/12/99	Houston / Addicks Satsuma	-	409	954	449	409	1,403	1,812	833
03/12/99	Addison / Inwood Road	-	1,204	2,808	226	1,203	3,035	4,238	1,751
03/12/99	Garland / Jackson Drive	-	755	1,761	209	755	1,970	2,725	1,148
03/12/99	Garland / Buckingham Road	-	492	1,149	218	492	1,367	1,859	834
03/12/99	Houston / South Main	-	1,461	3,409	469	1,461	3,878	5,339	2,244
03/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	358	1,516	3,898	5,414	2,274
03/12/99	Houston / Bingle Road	-	576	1,345	492	576	1,837	2,413	1,136
03/12/99	Houston / Mangum Road	-	737	1,719	479	737	2,198	2,935	1,370
03/12/99	Houston / Hayes Road	-	916	2,138	346	916	2,484	3,400	1,401
03/12/99	Katy / Dominion Drive	-	995	2,321	171	994	2,493	3,487	1,403
03/12/99	Houston / Fm 1960 West	-	513	1,198	384	513	1,582	2,095	1,020
03/12/99	Webster / Fm 528 Road	-	756	1,764	204	756	1,968	2,724	1,149
03/12/99	Houston / Loch Katrine Lane	-	580	1,352	354	579	1,707	2,286	1,001
03/12/99	Houston / Milwee St.	-	779	1,815	430	778	2,246	3,024	1,373
03/12/99	Lewisville / Highway 121	-	688	1,605	240	688	1,845	2,533	1,113
03/12/99	Richardson / Central Expressway	-	465	1,085	274	465	1,359	1,824	828
03/12/99	Houston / Hwy 6 South	-	569	1,328	193	569	1,521	2,090	897
03/12/99	Houston / Westheimer West	-	1,075	2,508	168	1,075	2,676	3,751	1,511
03/12/99	Ft. Worth / Granbury Road	-	763	1,781	252	763	2,033	2,796	1,153
03/12/99	Houston / New Castle	-	2,346	5,473	1,503	2,345	6,977	9,322	3,846
03/12/99	Dallas / Inwood Road	-	1,478	3,448	237	1,477	3,686	5,163	2,097
03/12/99	Fort Worth / Loop 820 North	-	729	1,702	433	729	2,135	2,864	1,351
03/12/99	Arlington / Cooper St	-	779	1,818	253	779	2,071	2,850	1,204

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Webster / Highway 3	-	677	1,580	252	677	1,832	2,509	1,061
03/12/99	Augusta / Peach Orchard Rd	-	860	2,007	529	860	2,536	3,396	1,542
03/12/99	Martinez / Old Petersburg Rd	-	407	950	324	407	1,274	1,681	799
03/12/99	Jonesboro / Tara Blvd	-	785	1,827	576	784	2,404	3,188	1,456
03/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	572	2,171	5,638	7,809	3,217
03/12/99	Decatur / N Decatur Rd	-	933	2,177	504	933	2,681	3,614	1,601
03/12/99	Douglasville / Westmoreland	-	453	1,056	290	453	1,346	1,799	863
03/12/99	Doraville / Mcelroy Rd	-	827	1,931	402	827	2,333	3,160	1,423
03/12/99	Roswell / Alpharetta	-	1,772	4,135	327	1,772	4,462	6,234	2,598
03/12/99	Douglasville / Duralee Lane	-	533	1,244	360	533	1,604	2,137	956
03/12/99	Douglasville / Highway 5	-	804	1,875	831	804	2,706	3,510	1,704
03/12/99	Forest Park / Jonesboro	-	659	1,537	357	658	1,895	2,553	1,130
03/12/99	Marietta / Whitlock	-	1,016	2,370	303	1,016	2,673	3,689	1,562
03/12/99	Marietta / Cobb	-	727	1,696	581	727	2,277	3,004	1,481
03/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	343	1,142	3,013	4,155	1,742
03/12/99	Norcross / Dawson Blvd	-	1,232	2,874	784	1,231	3,659	4,890	2,220
03/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	635	889	2,711	3,600	1,712
03/12/99	Decatur / Covington	-	1,764	4,116	458	1,763	4,575	6,338	2,599
03/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	276	1,075	2,785	3,860	1,607
03/12/99	Alpharetta / N. Main St	-	1,240	2,893	197	1,240	3,090	4,330	1,799
03/12/99	Atlanta / Bolton Rd	-	866	2,019	333	865	2,353	3,218	1,380
03/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	384	1,075	2,892	3,967	1,661
03/12/99	Kennesaw / Rutledge Road	-	803	1,874	489	803	2,363	3,166	1,491
03/12/99	Lawrenceville / Buford Dr.	-	256	597	189	256	786	1,042	472
03/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	340	1,320	3,421	4,741	1,975
03/12/99	Chicago / W. Jarvis Ave	-	313	731	174	313	905	1,218	544
03/12/99	Chicago / N. Broadway St	-	535	1,249	487	535	1,736	2,271	1,061
03/12/99	Carol Stream / Phillips Court	-	829	1,780	323	782	2,150	2,932	1,192
03/12/99	Winfield / Roosevelt Road	-	1,109	2,587	425	1,108	3,013	4,121	1,791
03/12/99	Schaumburg / S. Roselle Road	-	659	1,537	260	659	1,797	2,456	1,069
03/12/99	Tinley Park / Brennan Hwy	-	771	1,799	479	771	2,278	3,049	1,325
03/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	650	1,333	3,761	5,094	2,291
03/12/99	Mobile / Hillcrest Road	-	554	1,293	280	554	1,573	2,127	945

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Mobile / Azalea Road	-	517	1,206	1,266	517	2,472	2,989	1,560
03/12/99	Mobile / Moffat Road	-	537	1,254	421	537	1,675	2,212	1,060
03/12/99	Mobile / Grelot Road	-	804	1,877	325	804	2,202	3,006	1,323
03/12/99	Mobile / Government Blvd	-	407	950	361	407	1,311	1,718	856
03/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	689	1,092	3,237	4,329	2,046
03/12/99	Louisville / Breckenridge Lane	-	581	1,356	257	581	1,613	2,194	945
03/12/99	Louisville	-	554	1,292	335	554	1,627	2,181	936
03/12/99	Louisville / Poplar Level	-	463	1,080	341	463	1,421	1,884	871
03/12/99	Chesapeake / Western Branch	-	1,274	2,973	329	1,274	3,302	4,576	1,951
03/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,510	1,635	8,376	10,011	3,720
03/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	283	1,271	3,286	4,557	1,902
03/12/99	Manassas / Sudley Road	-	776	1,810	273	776	2,083	2,859	1,257
03/12/99	Longmont / Wedgewood Ave	-	717	1,673	200	717	1,873	2,590	1,095
03/12/99	Fort Collins / So.College Ave	-	745	1,739	441	745	2,180	2,925	1,296
03/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	687	620	2,133	2,753	1,362
03/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	416	1,215	3,254	4,469	1,865
03/12/99	Denver / So. Clinton St.	-	462	1,609	252	462	1,861	2,323	1,090
03/12/99	Denver / Washington St.	-	795	1,846	566	792	2,415	3,207	1,463
03/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	211	1,352	3,366	4,718	1,906
03/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	510	809	2,400	3,209	1,471
03/12/99	Arvada / 64th Ave	-	671	1,566	199	671	1,765	2,436	1,028
03/12/99	Golden / Simms Street	-	918	2,143	653	918	2,796	3,714	1,725
03/12/99	Lawrence / Haskell Ave	-	636	1,484	315	636	1,799	2,435	1,081
03/12/99	Overland Park / Hemlock St	-	1,168	2,725	277	1,168	3,002	4,170	1,760
03/12/99	Lenexa / Long St.	-	720	1,644	160	709	1,815	2,524	1,047
03/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	200	570	1,531	2,101	919
03/12/99	Mission / Foxridge Dr	-	1,657	3,864	394	1,656	4,259	5,915	2,479
03/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	792	1,357	3,960	5,317	2,454
03/12/99	Columbus / Morse Road	-	1,415	3,302	1,446	1,415	4,748	6,163	3,045
03/12/99	Milford / Branch Hill	-	527	1,229	2,665	527	3,894	4,421	1,980
03/12/99	Fairfield / Dixie	-	519	1,211	411	519	1,622	2,141	983
03/12/99	Cincinnati / Western Hills	-	758	1,769	454	758	2,223	2,981	1,313
03/12/99	Austin / N. Mopac Expressway	-	865	2,791	215	865	3,006	3,871	1,654

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	513	1,390	3,829	5,219	2,235
03/12/99	Kennedale/Bowman Sprgs	-	425	991	178	425	1,169	1,594	698
03/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	889	1,123	3,512	4,635	2,098
03/12/99	St. Louis/S. Third St	-	206	480	15	206	495	701	278
03/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	258	521	1,475	1,996	939
03/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	485	851	2,471	3,322	1,551
03/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	601	934	2,782	3,716	1,529
03/12/99	North Miami Beach / 69th St	-	1,594	3,720	648	1,594	4,368	5,962	2,620
03/12/99	Miami Beach / Dade Blvd	-	962	2,245	2,246	962	4,491	5,453	1,883
03/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	676	1,684	4,606	6,290	2,671
03/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,510	1,294	4,529	5,823	2,970
03/12/99	Kansas City / State Ave	-	645	1,505	404	645	1,909	2,554	1,190
03/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	240	713	1,903	2,616	1,136
03/12/99	Waukesha / Foster Court	-	765	1,785	796	765	2,581	3,346	1,282
03/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	425	1,034	3,037	4,071	1,850
03/12/99	St. Charles / E. Main St.	-	951	2,220	(190)	802	2,179	2,981	1,464
03/12/99	Chicago / West 47th St.	-	705	1,645	214	705	1,859	2,564	1,058
03/12/99	Carol Stream / S. Main Place	-	1,320	3,079	451	1,319	3,531	4,850	2,117
03/12/99	Carpentersville /N. Western Ave	-	911	2,120	278	909	2,400	3,309	1,401
03/12/99	Elgin / E. Chicago St.	-	570	2,163	167	570	2,330	2,900	1,315
03/12/99	Elgin / Big Timber Road	-	1,347	3,253	921	1,347	4,174	5,521	2,420
03/12/99	Chicago / S. Pulaski Road	-	-	2,576	499	-	3,075	3,075	1,451
03/12/99	Aurora / Business 30	-	900	2,097	356	899	2,454	3,353	1,461
03/12/99	Streamwood / Old Church Road	-	855	1,991	159	853	2,152	3,005	1,218
03/12/99	Mt. Prospect / Central Road	-	802	1,847	699	795	2,553	3,348	1,641
03/12/99	Geneva / Gary Ave	-	1,072	2,501	312	1,072	2,813	3,885	1,659
03/12/99	Naperville / Lasalle Ave	-	1,501	3,502	200	1,501	3,702	5,203	2,106
03/31/99	Forest Park	-	270	3,378	4,679	270	8,057	8,327	4,434
04/01/99	Fresno	-	44	206	656	193	713	906	443
05/01/99	Stockton	-	151	402	2,115	590	2,078	2,668	1,231
06/30/99	Winter Park/N. Semor	-	342	638	1,210	427	1,763	2,190	761
06/30/99	N. Richland Hills	-	455	769	1,261	569	1,916	2,485	924
06/30/99	Rolling Meadows/Lois	-	441	849	1,579	551	2,318	2,869	1,109

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/99	Gresham/Burnside	-	354	544	966	441	1,423	1,864	644
06/30/99	Jacksonville/University	-	211	741	1,106	263	1,795	2,058	829
06/30/99	Houston/Highway 6 So.	-	751	1,006	2,176	936	2,997	3,933	1,374
06/30/99	Concord/Arnold	-	827	1,553	2,509	1,031	3,858	4,889	1,867
06/30/99	Rockville/Gude Drive	-	602	768	7,328	751	7,947	8,698	2,397
06/30/99	Bradenton/Cortez Road	-	476	885	1,407	588	2,180	2,768	1,079
06/30/99	San Antonio/Nw Loop	-	511	786	1,360	638	2,019	2,657	900
06/30/99	Anaheim / La Palma	-	1,378	851	1,588	1,720	2,097	3,817	942
06/30/99	Spring Valley/Sweetwater	-	271	380	5,511	356	5,806	6,162	1,973
06/30/99	Ft. Myers/Tamiami	-	948	962	1,779	1,184	2,505	3,689	1,169
06/30/99	Littleton/Centennial	-	421	804	1,234	526	1,933	2,459	972
06/30/99	Newark/Cedar Blvd	-	729	971	1,624	910	2,414	3,324	1,250
06/30/99	Falls Church/Columbia	-	901	975	1,561	1,126	2,311	3,437	1,102
06/30/99	Fairfax / Lee Highway	-	586	1,078	1,623	732	2,555	3,287	1,253
06/30/99	Wheat Ridge / W. 44th	-	480	789	1,227	599	1,897	2,496	957
06/30/99	Huntington Bch/Gotham	-	952	890	1,596	1,189	2,249	3,438	1,080
06/30/99	Fort Worth/McCart	-	372	942	984	464	1,834	2,298	694
06/30/99	San Diego/Clairemont	-	1,601	2,035	2,628	1,999	4,265	6,264	2,112
06/30/99	Houston/Millridge N.	-	1,160	1,983	4,449	1,449	6,143	7,592	2,870
06/30/99	Woodbridge/Jefferson	-	840	1,689	1,872	1,048	3,353	4,401	1,190
06/30/99	Mountainside	-	1,260	1,237	4,469	1,595	5,371	6,966	2,035
06/30/99	Woodbridge / Davis	-	1,796	1,623	2,766	2,243	3,942	6,185	2,113
06/30/99	Huntington Beach	-	1,026	1,437	1,687	1,282	2,868	4,150	1,438
06/30/99	Edison / Old Post Rd	-	498	1,267	1,677	621	2,821	3,442	1,460
06/30/99	Northridge/Parthenia	-	1,848	1,486	2,171	2,308	3,197	5,505	1,647
06/30/99	Brick Township/Brick	-	590	1,431	1,780	736	3,065	3,801	1,546
06/30/99	Stone Mountain/Rock	-	1,233	288	1,443	1,540	1,424	2,964	685
06/30/99	Hyattsville	-	768	2,186	2,357	959	4,352	5,311	2,281
06/30/99	Union City / Alvarado	-	992	1,776	2,021	1,239	3,550	4,789	1,838
06/30/99	Oak Park / Greenfield	-	621	1,735	1,866	774	3,448	4,222	1,824
06/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	2,724	2,180	4,673	6,853	2,310
07/01/99	Pantego/W. Pioneer Pkwy	-	432	1,228	269	432	1,497	1,929	706
07/01/99	Nashville/Lafayette St	-	486	1,135	942	486	2,077	2,563	1,327

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/99	Nashville/Metroplex Dr	-	380	886	367	379	1,254	1,633	818
07/01/99	Madison / Myatt Dr	-	441	1,028	212	441	1,240	1,681	733
07/01/99	Hixson / Highway 153	-	488	1,138	496	487	1,635	2,122	1,032
07/01/99	Hixson / Gadd Rd	-	207	484	618	207	1,102	1,309	802
07/01/99	Red Bank / Harding Rd	-	452	1,056	396	452	1,452	1,904	949
07/01/99	Nashville/Welshwood Dr	-	934	2,179	453	934	2,632	3,566	1,589
07/01/99	Madison/Williams Ave	-	1,318	3,076	1,155	1,318	4,231	5,549	2,727
07/01/99	Nashville/Mcnally Dr	-	884	2,062	920	884	2,982	3,866	1,939
07/01/99	Hermitage/Central Ct	-	646	1,508	292	646	1,800	2,446	1,076
07/01/99	Antioch/Cane Ridge Rd	-	353	823	514	352	1,338	1,690	832
09/01/99	Charlotte / Ashley Road	-	664	1,551	281	651	1,845	2,496	1,097
09/01/99	Raleigh / Capital Blvd	-	927	2,166	385	908	2,570	3,478	1,502
09/01/99	Charlotte / South Blvd.	-	734	1,715	178	719	1,908	2,627	1,116
09/01/99	Greensboro/W.Market St.	-	603	1,409	88	591	1,509	2,100	890
10/08/99	Belmont / O'neill Ave	-	869	4,659	212	878	4,862	5,740	2,765
10/11/99	Matthews	-	937	3,165	1,982	1,500	4,584	6,084	2,152
11/15/99	Poplar, Memphis	-	1,631	3,093	2,595	2,377	4,942	7,319	2,238
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	478	1,878	4,806	6,684	2,745
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	148	1,196	3,821	5,017	2,085
12/30/99	Santa Anna	-	2,657	3,293	3,633	3,704	5,879	9,583	2,576
01/21/00	Hanover Park	-	262	3,104	109	256	3,219	3,475	1,670
01/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	1,564	1,301	4,171	5,472	1,993
01/31/00	Rowland Heights/Walnut	-	681	1,589	202	687	1,785	2,472	953
02/08/00	Lewisville / Justin Rd	-	529	2,919	4,348	1,679	6,117	7,796	2,534
02/28/00	Plano / Avenue K	-	2,064	10,407	1,958	1,220	13,209	14,429	8,721
04/01/00	Hyattsville/Edmonson	-	1,036	2,657	173	1,036	2,830	3,866	1,500
04/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	2,073	1,311	5,904	7,215	2,802
05/02/00	Mill Valley	-	1,412	3,294	(271)	1,283	3,152	4,435	1,722
05/02/00	Culver City	-	2,439	5,689	6,422	2,221	12,329	14,550	5,921
05/26/00	Phoenix/N. 35th Ave	-	868	2,967	129	867	3,097	3,964	754
06/05/00	Mount Sinai / Route 25a	-	950	3,338	2,287	1,599	4,976	6,575	2,246
06/15/00	Pinellas Park	-	526	2,247	1,447	887	3,333	4,220	1,437
06/30/00	San Antonio/Broadway St	-	1,131	4,558	1,417	1,130	5,976	7,106	2,955

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/13/00	Lincolnwood	-	1,598	3,727	394	1,613	4,106	5,719	2,341
07/17/00	La Palco/New Orleans	-	1,023	3,204	2,055	1,609	4,673	6,282	2,033
07/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	364	1,761	4,878	6,639	2,574
08/01/00	Pineville	-	2,197	3,417	2,665	2,965	5,314	8,279	2,397
08/23/00	Morris Plains	-	1,501	4,300	4,348	2,719	7,430	10,149	3,069
08/31/00	Florissant/New Halls Fry	-	800	4,225	199	807	4,417	5,224	2,317
08/31/00	Orange, CA	-	661	1,542	6,147	667	7,683	8,350	2,784
09/01/00	Bayshore, NY	-	1,277	2,980	1,936	1,533	4,660	6,193	2,433
09/01/00	Los Angeles, CA	-	590	1,376	632	708	1,890	2,598	1,122
09/13/00	Merrillville	-	343	2,474	1,689	832	3,674	4,506	1,603
09/15/00	Gardena / W. El Segundo	-	1,532	3,424	210	1,532	3,634	5,166	1,725
09/15/00	Chicago / Ashland Avenue	-	850	4,880	2,207	849	7,088	7,937	3,520
09/15/00	Oakland / Macarthur	-	678	2,751	373	678	3,124	3,802	1,553
09/15/00	Alexandria / Pickett Ii	-	2,743	6,198	484	2,743	6,682	9,425	3,176
09/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	282	1,062	2,858	3,920	1,341
09/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	323	1,079	3,236	4,315	1,523
09/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	517	2,423	5,463	7,886	2,566
09/15/00	Evanston / Greenbay	-	846	4,436	459	846	4,895	5,741	2,318
09/15/00	Los Angeles / Coliseum	-	3,109	4,013	357	3,108	4,371	7,479	2,007
09/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,287	2,899	6,744	9,643	3,222
09/15/00	Northport / Fort Salonga Road	-	2,999	5,698	1,012	2,998	6,711	9,709	3,243
09/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,428	3,491	7,455	10,946	3,710
09/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	443	937	4,642	5,579	2,157
09/15/00	Tampa/Gunn Hwy	-	1,843	4,300	241	1,843	4,541	6,384	2,306
09/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,217	2,239	12,629	14,868	7,156
09/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,547	628	4,929	5,557	2,429
09/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,804	1,711	6,958	8,669	3,350
11/15/00	Largo/Missouri	-	1,092	4,270	2,585	1,838	6,109	7,947	2,700
11/21/00	St. Louis/Wilson	-	1,608	3,913	2,062	1,627	5,956	7,583	2,824
12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,506)	1,500	4,575	6,075	1,776
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	166	1,618	4,096	5,714	1,943
12/21/00	Houston/Main St	-	1,681	3,924	356	1,684	4,277	5,961	2,035
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	251	2,038	4,998	7,036	2,357

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/29/00	Chicago	-	1,946	6,002	157	1,949	6,156	8,105	3,006
12/29/00	Gardena	-	1,737	5,456	4,992	1,737	10,448	12,185	2,195
12/30/00	Raleigh/Glenwood	-	1,545	3,628	169	1,560	3,782	5,342	1,944
12/30/00	Frazier	-	800	3,324	90	800	3,414	4,214	1,561
01/05/01	Troy/E. Big Beaver Rd	-	2,195	4,221	2,160	2,820	5,756	8,576	2,451
01/11/01	Ft Lauderdale	-	954	3,972	2,708	1,746	5,888	7,634	2,507
01/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,670	2,200	9,085	11,285	3,667
01/18/01	Tuscon/E. Speedway	-	735	2,895	1,298	1,095	3,833	4,928	1,738
01/25/01	Lombard/Finley	-	851	3,806	2,621	1,564	5,714	7,278	2,483
03/15/01	Los Angeles/West Pico	-	8,579	8,630	2,330	8,294	11,245	19,539	5,296
04/01/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,198	1,331	13,552	14,883	6,107
04/07/01	Farmingdale/Rte 110	-	2,364	5,807	2,130	1,779	8,522	10,301	3,516
04/17/01	Philadelphia/Aramingo	-	968	4,539	142	968	4,681	5,649	2,211
04/18/01	Largo/Walsingham Road	-	1,000	3,545	(186)	800	3,559	4,359	1,709
06/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,884	2,359	6,514	8,873	2,769
06/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,154	1,065	7,545	8,610	3,204
06/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	83	954	3,867	4,821	1,826
06/26/01	Middletown	-	1,535	4,258	2,782	2,295	6,280	8,575	2,554
07/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,705	2,730	8,681	11,411	3,633
08/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	126	1,051	2,578	3,629	1,218
09/30/01	Syosset	-	2,461	5,312	2,190	3,089	6,874	9,963	2,833
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,879	8,333	14,260	22,593	5,502
12/27/01	Howell/Hgwy 9	-	941	4,070	1,617	1,365	5,263	6,628	2,225
12/29/01	Catonsville/Kent	-	1,378	5,289	2,728	1,377	8,018	9,395	3,363
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	72	1,250	5,026	6,276	2,236
12/29/01	Sacremento/Roseville	-	876	5,344	2,021	526	7,715	8,241	3,363
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	5,320	7,600	13,919	21,519	4,813
01/01/02	Concord	-	650	1,332	92	649	1,425	2,074	513
01/01/02	Tustin	-	962	1,465	344	962	1,809	2,771	717
01/01/02	Pasadena/Sierra Madre	-	706	872	97	706	969	1,675	350
01/01/02	Azusa	-	933	1,659	7,659	932	9,319	10,251	2,545
01/01/02	Redlands	-	423	1,202	242	422	1,445	1,867	562
01/01/02	Airport I	-	346	861	392	346	1,253	1,599	539

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/02	Miami / Marlin Road	-	562	1,345	225	562	1,570	2,132	662
01/01/02	Riverside	-	95	1,106	64	94	1,171	1,265	427
01/01/02	Oakland / San Leandro	-	330	1,116	160	330	1,276	1,606	490
01/01/02	Richmond / Jacuzzi	-	419	1,224	81	419	1,305	1,724	472
01/01/02	Santa Clara / Laurel	-	1,178	1,789	145	1,179	1,933	3,112	865
01/01/02	Pembroke Park	-	475	1,259	242	475	1,501	1,976	614
01/01/02	Ft. Lauderdale / Sun	-	452	1,254	181	452	1,435	1,887	571
01/01/02	San Carlos / Shorewa	-	737	1,360	146	737	1,506	2,243	510
01/01/02	Ft. Lauderdale / Sun	-	532	1,444	291	533	1,734	2,267	681
01/01/02	Sacramento / Howe	-	361	1,181	66	361	1,247	1,608	435
01/01/02	Sacramento / Capitol	-	186	1,284	361	186	1,645	1,831	762
01/01/02	Miami / Airport	-	517	915	339	517	1,254	1,771	559
01/01/02	Marietta / Cobb Park	-	419	1,571	431	420	2,001	2,421	926
01/01/02	Sacramento / Florin	-	624	1,710	1,172	623	2,883	3,506	1,478
01/01/02	Belmont / Dairy Lane	-	915	1,252	167	914	1,420	2,334	587
01/01/02	So. San Francisco	-	1,018	2,464	332	1,018	2,796	3,814	1,145
01/01/02	Palmdale / P Street	-	218	1,287	166	218	1,453	1,671	562
01/01/02	Tucker / Montreal Rd	-	760	1,485	248	758	1,735	2,493	696
01/01/02	Pasadena / S Fair Oaks	-	1,313	1,905	638	1,312	2,544	3,856	933
01/01/02	Carmichael/Fair Oaks	-	584	1,431	130	584	1,561	2,145	592
01/01/02	Carson / Carson St	-	507	877	182	506	1,060	1,566	443
01/01/02	San Jose / Felipe Ave	-	517	1,482	133	516	1,616	2,132	666
01/01/02	Miami / 27th Ave	-	272	1,572	375	271	1,948	2,219	779
01/01/02	San Jose / Capitol	-	400	1,183	218	401	1,400	1,801	482
01/01/02	Tucker / Mountain	-	519	1,385	236	520	1,620	2,140	626
01/03/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	293	687	1,895	2,582	920
01/07/02	Bothell/ N. Bothell Way	-	1,063	4,995	191	1,062	5,187	6,249	2,298
01/15/02	Houston / N.Loop	-	2,045	6,178	2,131	2,045	8,309	10,354	3,369
01/16/02	Orlando / S. Kirkman	-	889	3,180	120	889	3,300	4,189	1,709
01/16/02	Austin / Us Hwy 183	-	608	3,856	154	608	4,010	4,618	2,036
01/16/02	Rochelle Park / 168	-	744	4,430	281	744	4,711	5,455	2,270
01/16/02	Honolulu / Waialae	-	10,631	10,783	350	10,629	11,135	21,764	5,463
01/16/02	Sunny Isles Bch	-	931	2,845	267	931	3,112	4,043	1,665

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	San Ramon / San Ramo	-	1,522	3,510	94	1,521	3,605	5,126	1,775
01/16/02	Austin / W. 6th St	-	2,399	4,493	496	2,399	4,989	7,388	2,583
01/16/02	Schaumburg / W. Wise	-	1,158	2,598	89	1,157	2,688	3,845	1,355
01/16/02	Laguna Hills / Moulton	-	2,319	5,200	280	2,318	5,481	7,799	2,703
01/16/02	Annapolis / West St	-	955	3,669	86	955	3,755	4,710	1,867
01/16/02	Birmingham / Commons	-	1,125	3,938	246	1,125	4,184	5,309	2,117
01/16/02	Crestwood / Watson Rd	-	1,232	3,093	37	1,176	3,186	4,362	1,562
01/16/02	Northglenn /Huron St	-	688	2,075	134	688	2,209	2,897	1,117
01/16/02	Skokie / Skokie Blvd	-	716	5,285	145	716	5,430	6,146	2,610
01/16/02	Garden City / Stewart	-	1,489	4,039	366	1,489	4,405	5,894	2,229
01/16/02	Millersville / Veterans	-	1,036	4,229	250	1,035	4,480	5,515	2,215
01/16/02	W. Babylon / Sunrise	-	1,609	3,959	193	1,608	4,153	5,761	2,026
01/16/02	Memphis / Summer Ave	-	1,103	2,772	146	1,103	2,918	4,021	1,446
01/16/02	Santa Clara/Lafayette	-	1,393	4,626	43	1,393	4,669	6,062	2,151
01/16/02	Naperville / Washington	-	2,712	2,225	540	2,712	2,765	5,477	1,365
01/16/02	Phoenix/W Union Hills	-	1,071	2,934	137	1,065	3,077	4,142	1,516
01/16/02	Woodlawn / Whitehead	-	2,682	3,355	99	2,682	3,454	6,136	1,716
01/16/02	Issaquah / Pickering	-	1,138	3,704	68	1,137	3,773	4,910	1,832
01/16/02	West La /W Olympic	-	6,532	5,975	227	6,531	6,203	12,734	2,932
01/16/02	Pasadena / E. Colorado	-	1,125	5,160	151	1,124	5,312	6,436	2,504
01/16/02	Memphis / Covington	-	620	3,076	238	620	3,314	3,934	1,621
01/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	167	1,622	2,059	3,681	1,062
01/16/02	Longwood / State Rd	-	2,123	3,083	262	2,123	3,345	5,468	1,788
01/16/02	Casselberry / State	-	1,628	3,308	118	1,628	3,426	5,054	1,666
01/16/02	Honolulu/Kahala	-	3,722	8,525	216	3,721	8,742	12,463	4,087
01/16/02	Waukegan / Greenbay	-	933	3,826	76	933	3,902	4,835	1,863
01/16/02	Southfield / Telegraph	-	2,869	5,507	222	2,869	5,729	8,598	2,745
01/16/02	San Mateo / S. Delaware	-	1,921	4,602	185	1,921	4,787	6,708	2,221
01/16/02	Scottsdale/N.Hayden	-	2,111	3,564	92	2,117	3,650	5,767	1,722
01/16/02	Gilbert/W Park Ave	-	497	3,534	46	497	3,580	4,077	1,696
01/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(311)	2,148	4,340	6,488	2,100
01/16/02	Indianapolis / W.86th	-	812	2,421	362	812	2,783	3,595	1,356
01/16/02	Indianapolis / Madison	-	716	2,655	589	716	3,244	3,960	1,378

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Indianapolis / Rockville	-	704	2,704	966	704	3,670	4,374	1,496
01/16/02	Santa Cruz / River	-	2,148	6,584	153	2,147	6,738	8,885	3,039
01/16/02	Novato / Rush Landing	-	1,858	2,574	104	1,858	2,678	4,536	1,274
01/16/02	Martinez / Arnold Dr	-	847	5,422	61	847	5,483	6,330	2,433
01/16/02	Charlotte/Cambridge	-	836	3,908	51	836	3,959	4,795	1,885
01/16/02	Rancho Cucamonga	-	579	3,222	3,695	1,130	6,366	7,496	2,448
01/16/02	Renton / Kent	-	768	4,078	111	768	4,189	4,957	1,992
01/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	109	2,413	5,028	7,441	2,315
02/02/02	Nashua / Southwood Dr	-	2,493	4,326	291	2,493	4,617	7,110	2,053
02/15/02	Houston/Fm 1960 East	-	859	2,004	168	859	2,172	3,031	992
03/07/02	Baltimore / Russell Street	-	1,763	5,821	248	1,763	6,069	7,832	2,660
03/11/02	Weymouth / Main St	-	1,440	4,433	258	1,439	4,692	6,131	2,067
03/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	3,842	2,358	6,849	9,207	2,716
04/17/02	La Mirada/Alondra	-	1,749	5,044	2,840	2,575	7,058	9,633	2,812
05/01/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,489	631	8,827	9,458	3,657
05/02/02	Parkville/E.Joppa	-	898	4,306	153	898	4,459	5,357	1,921
06/17/02	Waltham / Lexington St	-	3,183	5,733	361	3,203	6,074	9,277	2,581
06/30/02	Nashville / Charlotte	-	876	2,004	192	876	2,196	3,072	989
07/02/02	Mt Juliet / Lebonan Rd	-	516	1,203	240	516	1,443	1,959	703
07/14/02	Yorktown / George Washington	-	707	1,684	148	707	1,832	2,539	851
07/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	186	2,113	3,742	5,855	1,599
08/01/02	Bricktown/Route 70	-	1,292	3,690	208	1,292	3,898	5,190	1,648
08/01/02	Danvers / Newbury St.	-	1,311	4,140	693	1,326	4,818	6,144	1,997
08/15/02	Montclair / Holt Blvd.	-	889	2,074	696	889	2,770	3,659	1,300
08/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	435	3,692	7,426	11,118	3,122
09/13/02	Lacey / Martin Way	-	1,379	3,217	140	1,379	3,357	4,736	1,258
09/13/02	Lakewood / Bridgeport	-	1,286	3,000	141	1,286	3,141	4,427	1,202
09/13/02	Kent / Pacific Highway	-	1,839	4,291	246	1,839	4,537	6,376	1,746
11/04/02	Scotch Plains /Route 22	-	2,124	5,072	133	2,126	5,203	7,329	2,208
12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,666	2,508	6,674	9,182	2,562
02/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	22	2,253	4,240	6,493	1,698
02/13/03	Malden / Eastern Ave	-	3,212	2,739	140	3,212	2,879	6,091	1,181
02/24/03	Miami / SW 137th Ave	-	1,600	4,684	(222)	1,600	4,462	6,062	1,797

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/03/03	Chantilly / Dulles South Court	-	2,190	4,314	183	2,190	4,497	6,687	1,763
03/06/03	Medford / Mystic Ave	-	3,886	4,982	47	3,885	5,030	8,915	1,982
05/27/03	Castro Valley / Grove Way	-	2,247	5,881	1,018	2,307	6,839	9,146	2,721
08/02/03	Sacramento / E.Stockton Blvd	-	554	4,175	105	554	4,280	4,834	1,685
08/13/03	Timonium / W. Padonia Road	-	1,932	3,681	62	1,932	3,743	5,675	1,438
08/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,400	1,698	6,286	7,984	2,097
09/09/03	Westwood / East St	-	3,267	5,013	395	3,288	5,387	8,675	2,095
10/21/03	San Diego / Miramar Road	-	2,244	6,653	688	2,243	7,342	9,585	2,762
11/03/03	El Sobrante/San Pablo	-	1,255	4,990	1,377	1,257	6,365	7,622	2,786
11/06/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	619	4,430	5,456	9,886	2,054
12/23/03	Boston / Southampton Street	-	5,334	7,511	843	5,345	8,343	13,688	3,067
01/09/04	Farmingville / Horseblock Road	-	1,919	4,420	(15)	1,918	4,406	6,324	1,615
02/27/04	Salem / Goodhue St.	-	1,544	6,160	116	1,544	6,276	7,820	2,264
03/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(212)	6,085	7,343	13,428	2,608
06/30/04	Marlton / Route 73	-	1,103	5,195	(13)	1,103	5,182	6,285	1,636
07/01/04	Long Island City/Northern Blvd.	-	4,876	7,610	(97)	4,876	7,513	12,389	2,658
07/09/04	West Valley Cty/Redwood	-	876	2,067	654	883	2,714	3,597	1,206
07/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	211	1,692	4,122	5,814	1,430
07/15/04	Harwood/Ronald	-	1,619	3,778	261	1,619	4,039	5,658	1,502
09/24/04	E. Hanover/State Rt	-	3,895	4,943	246	3,895	5,189	9,084	1,735
10/14/04	Apple Valley/148th St	285	591	1,375	243	592	1,617	2,209	637
10/14/04	Blaine / Hwy 65 NE	449	789	1,833	853	713	2,762	3,475	971
10/14/04	Brooklyn Park / Lakeland Ave	-	1,411	3,278	312	1,413	3,588	5,001	1,331
10/14/04	Brooklyn Park / Xylon Ave	532	1,120	2,601	399	1,121	2,999	4,120	1,233
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	286	615	1,431	171	616	1,601	2,217	597
10/14/04	Maple Grove / Zachary Lane	586	1,337	3,105	97	1,338	3,201	4,539	1,093
10/14/04	Minneapolis / Hiawatha Ave	673	1,480	3,437	288	1,481	3,724	5,205	1,350
10/14/04	New Hope / 36th Ave	696	1,332	3,094	952	1,333	4,045	5,378	1,570
10/14/04	Rosemount / Chippendale Ave	389	864	2,008	142	865	2,149	3,014	772
10/14/04	St Cloud/Franklin	262	575	1,338	118	576	1,455	2,031	512
10/14/04	Savage / W 128th St	680	1,522	3,535	207	1,523	3,741	5,264	1,311
10/14/04	Spring Lake Park/Hwy 65 NE	730	1,534	3,562	555	1,535	4,116	5,651	1,618
10/14/04	St Paul / Eaton St	-	1,161	2,698	194	1,163	2,890	4,053	1,045

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	410	1,206	3,227	4,433	1,222
10/14/04	West St Paul / Marie Ave	-	1,447	3,361	1,444	1,449	4,803	6,252	2,087
10/14/04	Stillwater / Memorial Ave	742	1,669	3,876	194	1,671	4,068	5,739	1,420
10/14/04	St Paul-VadnaisHts/Birch Lake Rd	447	928	2,157	374	929	2,530	3,459	984
10/14/04	Woodbury / Hudson Road	-	1,863	4,327	370	1,865	4,695	6,560	1,658
10/14/04	Brown Deer / N Green Bay Rd	479	1,059	2,461	189	1,060	2,649	3,709	957
10/14/04	Germantown / Spaten Court	273	607	1,411	92	608	1,502	2,110	525
10/14/04	Milwaukee/ N 77th St	570	1,241	2,882	289	1,242	3,170	4,412	1,153
10/14/04	Milwaukee/ S 13th St	668	1,484	3,446	243	1,485	3,688	5,173	1,306
10/14/04	Oak Creek / S 27th St	347	751	1,746	188	752	1,933	2,685	703
10/14/04	Waukesha / Arcadian Ave	756	1,665	3,868	322	1,667	4,188	5,855	1,550
10/14/04	West Allis / W Lincoln Ave	632	1,390	3,227	277	1,391	3,503	4,894	1,258
10/14/04	Garland / O'Banion Rd	-	606	1,414	162	608	1,574	2,182	613
10/14/04	Grand Prairie/ Hwy360	-	942	2,198	151	944	2,347	3,291	860
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	399	1,525	3,954	5,479	1,568
10/14/04	Lancaster/ W Pleasant	-	993	2,317	147	995	2,462	3,457	889
10/14/04	Mesquite / Oates Dr	-	937	2,186	154	939	2,338	3,277	856
10/14/04	Dallas / E NW Hwy	-	942	2,198	148	944	2,344	3,288	855
11/24/04	Pompano Beach/E. Sample	-	1,608	3,754	240	1,621	3,981	5,602	1,377
11/24/04	Davie / SW 41st St.	-	2,467	5,758	252	2,466	6,011	8,477	2,097
11/24/04	North Bay Village/Kennedy	-	3,275	7,644	268	3,274	7,913	11,187	2,718
11/24/04	Miami / Biscayne Blvd	5,094	3,538	8,258	231	3,537	8,490	12,027	2,935
11/24/04	Miami Gardens/NW 57th St	5,413	2,706	6,316	203	2,706	6,519	9,225	2,232
11/24/04	Tamarac/ N University Dr	-	2,580	6,022	192	2,580	6,214	8,794	2,128
11/24/04	Miami / SW 31st Ave	-	11,574	27,009	370	11,571	27,382	38,953	9,081
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	477	2,224	5,669	7,893	2,196
11/24/04	Miami / SW 42nd St	-	2,955	6,897	563	2,958	7,457	10,415	2,850
11/24/04	Miami / SW 40th St	-	2,933	6,844	570	2,932	7,415	10,347	2,866
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,190	2,861	9,866	12,727	3,062
01/19/05	Cheektowaga / William St	-	965	2,262	68	964	2,331	3,295	906
01/19/05	Amherst / Millersport Hwy	-	1,431	3,350	89	1,431	3,439	4,870	1,335
01/19/05	Lancaster / Walden Ave	-	528	1,244	122	528	1,366	1,894	548
01/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	76	1,205	2,899	4,104	1,114

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	62	1,130	2,711	3,841	1,051
01/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	245	1,850	4,575	6,425	1,776
02/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	18	887	3,883	4,770	1,237
04/26/05	Hoboken / 8th St	-	3,963	9,290	508	3,962	9,799	13,761	3,777
05/03/05	Bayville / 939 Route 9	-	1,928	4,519	125	1,928	4,644	6,572	1,744
05/03/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	191	3,521	8,431	11,952	3,132
05/03/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	89	1,554	3,737	5,291	1,402
05/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	204	2,263	4,744	7,007	1,485
05/19/05	Libertyville / Kelley Crt	-	2,042	4,783	124	2,042	4,907	6,949	1,832
05/19/05	Joliet / Essington	-	1,434	3,367	150	1,434	3,517	4,951	1,337
06/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	72	1,864	4,435	6,299	1,637
06/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	169	1,293	3,202	4,495	1,175
07/07/05	Lithonia / Minola Dr	-	1,273	2,985	141	1,272	3,127	4,399	1,167
07/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	837	1,264	3,813	5,077	1,352
07/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	1,064	2,913	7,894	10,807	2,793
08/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	229	1,914	4,726	6,640	1,763
09/08/05	Brandon / Providence Rd	-	2,592	6,067	165	2,592	6,232	8,824	2,234
09/15/05	Woodstock / Hwy 92	-	1,251	2,935	82	1,250	3,018	4,268	1,098
09/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(136)	1,153	3,472	4,625	1,224
10/05/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	221	2,552	6,202	8,754	2,223
10/05/05	Bronx / Brush Ave	-	4,517	10,581	172	4,516	10,754	15,270	3,801
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	26	213	3,487	3,700	950
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	196	3,364	8,071	11,435	2,857
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	296	3,034	7,389	10,423	2,585
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	248	3,598	8,679	12,277	3,058
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	142	3,601	8,591	12,192	3,004
10/21/05	Norristown / W.Main St	-	1,465	4,818	339	1,465	5,157	6,622	1,485
11/02/05	Miller Place / Route 25A	-	2,757	6,459	207	2,757	6,666	9,423	4,187
11/18/05	Miami / Biscayne Blvd	-	7,434	17,268	445	7,433	17,714	25,147	6,058
12/01/05	Manchester / Taylor St	-	1,305	3,029	191	1,305	3,220	4,525	1,206
12/07/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	125	1,986	4,760	6,746	1,664
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	423	1,184	4,988	6,172	1,455
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	106	4,719	11,118	15,837	3,826

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	96	3,409	5,590	8,999	1,781
01/01/06	Costa Mesa / Placentia-A	-	275	754	177	275	931	1,206	259
01/01/06	Van Nuys / Sepulveda-A	-	497	886	135	497	1,021	1,518	301
01/01/06	Pico Rivera / Beverly	-	303	865	48	303	913	1,216	213
01/01/06	San Dimas	-	222	1,505	267	222	1,772	1,994	522
01/01/06	Long Beach / Cherry Ave	-	801	1,723	2,978	801	4,701	5,502	522
01/01/06	E.LA / Valley Blvd	-	670	1,845	369	685	2,199	2,884	708
01/01/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	185	1,240	2,016	3,256	1,374
01/01/06	N. Pasadena / Lincoln Ave	-	357	535	62	357	597	954	164
01/01/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	70	146	843	989	232
01/01/06	Fremont / Enterprise	-	122	727	211	122	938	1,060	302
01/01/06	Milpitas/Montague I &Watson Ct	-	212	607	174	212	781	993	204
01/01/06	Wilmington	-	890	1,345	191	890	1,536	2,426	390
01/01/06	Sun Valley / Glenoaks	-	359	616	76	359	692	1,051	167
01/01/06	Corona	-	169	722	118	169	840	1,009	155
01/01/06	Norco	-	106	410	70	106	480	586	93
01/01/06	N. Hollywood / Vanowen	-	343	567	63	343	630	973	177
01/05/06	Norfolk/Widgeon Rd.	-	1,328	3,125	153	1,328	3,278	4,606	1,106
01/11/06	Goleta/Hollister&Stork	3,773	2,873	6,788	175	2,873	6,963	9,836	2,393
02/15/06	RockvilleCtr/Sunrs	-	1,813	4,264	1,537	1,813	5,801	7,614	2,018
03/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	150	1,953	4,719	6,672	1,612
03/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	136	3,008	7,154	10,162	2,385
03/30/06	Miami/SW 24th Ave.	-	4,272	9,969	199	4,272	10,168	14,440	3,330
03/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	85	2,492	7,212	9,704	1,957
05/01/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	209	1,572	3,881	5,453	1,291
05/01/06	Jupiter/5100 Military Trail	-	4,397	10,266	195	4,397	10,461	14,858	3,390
05/01/06	Neptune/Neptune Blvd.	-	3,240	7,564	163	3,240	7,727	10,967	2,538
05/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	92	2,483	5,891	8,374	1,901
05/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	496	9,329	20,896	30,225	5,548
06/06/06	Tampa/30th St	-	2,283	5,337	171	2,283	5,508	7,791	1,793
06/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	119	1,786	4,292	6,078	1,399
07/01/06	Brooklyn/Knapp St	-	6,701	5,088	22	6,701	5,110	11,811	1,334
08/22/06	Scottsdale North	-	5,037	14,000	321	5,036	14,322	19,358	3,916

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Dobson Ranch	-	1,896	5,065	141	1,896	5,206	7,102	1,441
08/22/06	Scottsdale Air Park	-	1,560	7,060	68	1,560	7,128	8,688	1,891
08/22/06	Shea	-	2,271	6,402	74	2,270	6,477	8,747	1,729
08/22/06	Collonade Mall	-	-	3,569	80	-	3,649	3,649	988
08/22/06	Union Hills	-	2,618	5,357	99	2,617	5,457	8,074	1,473
08/22/06	Speedway	-	1,921	6,105	219	1,920	6,325	8,245	1,769
08/22/06	Mill Avenue	-	621	2,447	127	621	2,574	3,195	741
08/22/06	Cooper Road	-	2,378	3,970	125	2,377	4,096	6,473	1,128
08/22/06	Desert Sky	-	1,603	4,667	158	1,603	4,825	6,428	1,318
08/22/06	Tanque Verde Road	-	1,636	3,714	78	1,636	3,792	5,428	1,019
08/22/06	Oro Valley	-	1,729	6,158	88	1,728	6,247	7,975	1,674
08/22/06	Sunnyvale	-	5,647	16,555	298	5,646	16,854	22,500	4,495
08/22/06	El Cerito	-	2,002	8,710	187	2,001	8,898	10,899	2,392
08/22/06	Westwood	-	7,826	13,848	667	7,824	14,517	22,341	3,996
08/22/06	El Cajon	-	7,490	13,341	1,897	7,488	15,240	22,728	4,361
08/22/06	Santa Ana	-	12,432	10,961	817	12,429	11,781	24,210	3,523
08/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	189	3,688	14,745	18,433	3,954
08/22/06	Solana Beach	-	-	11,163	360	-	11,523	11,523	3,169
08/22/06	Huntington Beach	-	3,914	11,064	255	3,913	11,320	15,233	3,023
08/22/06	Ontario	-	2,904	5,762	242	2,904	6,004	8,908	1,713
08/22/06	Orange	-	2,421	9,184	283	2,421	9,467	11,888	2,540
08/22/06	Daly City	-	4,034	13,280	1,030	4,033	14,311	18,344	4,012
08/22/06	Castro Valley	-	3,682	5,986	245	3,681	6,232	9,913	1,661
08/22/06	Newark	-	3,550	6,512	96	3,550	6,608	10,158	1,757
08/22/06	Sacramento	-	1,864	4,399	101	1,864	4,500	6,364	1,217
08/22/06	San Leandro	-	2,979	4,776	122	2,979	4,898	7,877	1,322
08/22/06	San Lorenzo	-	1,842	4,387	149	1,841	4,537	6,378	1,252
08/22/06	Tracy	-	959	3,791	125	959	3,916	4,875	1,073
08/22/06	Aliso Viejo	-	6,640	11,486	148	6,639	11,635	18,274	3,098
08/22/06	Alicia Parkway	-	5,669	12,680	548	5,668	13,229	18,897	3,748
08/22/06	Capitol Expressway	-	-	3,970	95	-	4,065	4,065	1,094
08/22/06	Vista Park	-	-	-	140	-	140	140	90
08/22/06	Oakley	-	2,419	5,452	218	2,418	5,671	8,089	1,590

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Livermore	-	2,972	6,816	129	2,971	6,946	9,917	1,846
08/22/06	Sand City	-	2,563	8,291	91	2,563	8,382	10,945	2,220
08/22/06	Tracy II	-	1,762	4,487	121	1,762	4,608	6,370	1,261
08/22/06	SF-Evans	-	3,966	7,487	488	3,965	7,976	11,941	2,354
08/22/06	Natomas	-	1,302	5,063	113	1,302	5,176	6,478	1,408
08/22/06	Golden / 6th & Simms	-	853	2,817	209	853	3,026	3,879	853
08/22/06	Littleton / Hampden - South	-	1,040	2,261	54	1,040	2,315	3,355	630
08/22/06	Margate	-	3,482	5,742	243	3,482	5,985	9,467	1,681
08/22/06	Delray Beach	-	3,546	7,076	180	3,546	7,256	10,802	1,966
08/22/06	Lauderhill	-	2,807	6,668	154	2,807	6,822	9,629	1,863
08/22/06	Roswell	-	908	3,308	201	908	3,509	4,417	1,026
08/22/06	Morgan Falls	-	3,229	7,844	159	3,228	8,004	11,232	2,141
08/22/06	Norcross	-	724	2,197	160	724	2,357	3,081	695
08/22/06	Stone Mountain	-	500	2,055	158	500	2,213	2,713	643
08/22/06	Tucker	-	731	2,664	242	731	2,906	3,637	824
08/22/06	Forest Park	-	502	1,731	192	502	1,923	2,425	570
08/22/06	Clairmont Road	-	804	2,345	126	804	2,471	3,275	695
08/22/06	Gwinnett Place	-	1,728	3,982	117	1,728	4,099	5,827	1,107
08/22/06	Perimeter Center	-	3,414	8,283	194	3,413	8,478	11,891	2,264
08/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	210	2,442	6,893	9,335	1,857
08/22/06	Satellite Blvd	-	1,940	3,907	186	1,940	4,093	6,033	1,131
08/22/06	Hillside	-	1,949	3,611	197	1,949	3,808	5,757	1,083
08/22/06	Orland Park	-	2,977	5,443	197	2,976	5,641	8,617	1,571
08/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	143	1,342	2,276	3,618	642
08/22/06	Wheaton	-	1,531	5,584	202	1,531	5,786	7,317	1,563
08/22/06	Lincolnwood / Touhy	-	700	3,307	89	700	3,396	4,096	926
08/22/06	Niles	-	826	1,473	144	826	1,617	2,443	474
08/22/06	Berwyn	-	728	5,310	228	728	5,538	6,266	1,545
08/22/06	Chicago Hts / N Western	-	1,367	3,359	135	1,367	3,494	4,861	979
08/22/06	River West	-	296	2,443	200	296	2,643	2,939	775
08/22/06	Fullerton	-	1,369	6,500	390	1,369	6,890	8,259	2,006
08/22/06	Glenview West	-	1,283	2,621	245	1,282	2,867	4,149	793
08/22/06	Glendale / Keystone Ave.	-	1,733	3,958	223	1,733	4,181	5,914	1,147

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	College Park / W. 86th St.	-	1,381	2,669	56	1,381	2,725	4,106	752
08/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	207	2,580	5,232	7,812	1,428
08/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	130	1,263	4,354	5,617	1,183
08/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	326	2,105	3,956	6,061	1,165
08/22/06	Castleton / Corporate Dr.	-	914	2,465	138	914	2,603	3,517	754
08/22/06	Geist / Fitness Lane	-	2,133	3,718	93	2,133	3,811	5,944	1,047
08/22/06	Indianapolis / E. 6nd St.	-	444	2,141	79	444	2,220	2,664	615
08/22/06	Suitland	-	2,337	5,799	240	2,336	6,040	8,376	1,682
08/22/06	Gaithersburg	-	4,239	8,516	251	4,238	8,768	13,006	2,422
08/22/06	Germantown	-	2,057	4,510	225	2,057	4,735	6,792	1,339
08/22/06	Briggs Chaney	-	2,073	2,802	82	2,024	2,933	4,957	803
08/22/06	Oxon Hill	-	1,557	3,971	118	1,556	4,090	5,646	1,122
08/22/06	Frederick / Thomas Johnson	-	1,811	2,695	227	1,811	2,922	4,733	875
08/22/06	Clinton	-	2,728	5,363	87	2,728	5,450	8,178	1,485
08/22/06	Reisterstown	-	833	2,035	106	833	2,141	2,974	619
08/22/06	Plymouth	-	2,018	4,415	143	2,017	4,559	6,576	1,262
08/22/06	Madison Heights	-	2,354	4,391	162	2,354	4,553	6,907	1,308
08/22/06	Ann Arbor	-	1,921	4,068	113	1,920	4,182	6,102	1,143
08/22/06	Canton	-	710	4,287	202	710	4,489	5,199	1,254
08/22/06	Fraser	-	2,026	5,393	170	2,025	5,564	7,589	1,533
08/22/06	Livonia	-	1,849	3,860	142	1,848	4,003	5,851	1,092
08/22/06	Sterling Heights	-	2,996	5,358	178	2,995	5,537	8,532	1,529
08/22/06	Warren	-	3,345	7,004	133	3,344	7,138	10,482	1,900
08/22/06	Rochester	-	1,876	3,032	213	1,876	3,245	5,121	928
08/22/06	Taylor	-	1,635	4,808	174	1,634	4,983	6,617	1,375
08/22/06	Jackson	-	442	1,756	217	442	1,973	2,415	585
08/22/06	Troy	-	1,237	2,093	46	1,237	2,139	3,376	591
08/22/06	Rochester Hills	-	1,780	4,559	74	1,780	4,633	6,413	1,240
08/22/06	Auburn Hills	-	1,888	3,017	139	1,887	3,157	5,044	890
08/22/06	Flint South	-	543	3,068	116	542	3,185	3,727	882
08/22/06	Troy - Maple	-	2,570	5,775	127	2,570	5,902	8,472	1,572
08/22/06	Matawan	-	4,282	7,813	488	4,282	8,301	12,583	2,388
08/22/06	Marlboro	-	2,214	5,868	212	2,214	6,080	8,294	1,673

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Voorhees	-	2,705	5,486	108	2,705	5,594	8,299	1,494
08/22/06	Dover/Rockaway	-	3,395	5,327	110	3,394	5,438	8,832	1,467
08/22/06	Marlton	-	1,635	2,273	104	1,635	2,377	4,012	667
08/22/06	West Paterson	-	701	5,689	284	701	5,973	6,674	1,691
08/22/06	Yonkers	-	4,473	9,925	3,071	4,473	12,996	17,469	4,142
08/22/06	Van Dam Street	-	3,527	6,935	2,903	3,527	9,838	13,365	3,896
08/22/06	Northern Blvd	-	5,373	9,970	2,988	5,372	12,959	18,331	5,149
08/22/06	Gold Street	-	6,747	16,544	3,649	6,746	20,194	26,940	7,331
08/22/06	Utica Avenue	-	7,746	13,063	1,644	7,744	14,709	22,453	4,725
08/22/06	Melville	-	4,659	6,572	3,702	4,658	10,275	14,933	2,249
08/22/06	Westgate	-	697	1,211	160	697	1,371	2,068	430
08/22/06	Capital Boulevard	-	757	1,681	102	757	1,783	2,540	529
08/22/06	Cary	-	1,145	5,104	237	1,145	5,341	6,486	1,495
08/22/06	Garner	-	529	1,211	126	529	1,337	1,866	390
08/22/06	Morrisville	-	703	1,880	144	703	2,024	2,727	602
08/22/06	Atlantic Avenue	-	1,693	6,293	211	1,692	6,505	8,197	1,764
08/22/06	Friendly Avenue	-	1,169	3,043	223	1,169	3,266	4,435	928
08/22/06	Glenwood Avenue	-	1,689	4,948	181	1,689	5,129	6,818	1,418
08/22/06	Poole Road	-	1,271	2,919	154	1,271	3,073	4,344	860
08/22/06	South Raleigh	-	800	2,219	147	800	2,366	3,166	668
08/22/06	Wendover	-	2,891	7,656	240	2,891	7,896	10,787	2,177
08/22/06	Beaverton / Hwy 217	-	2,130	3,908	133	2,130	4,041	6,171	1,117
08/22/06	Gresham / Hogan Rd	-	1,957	4,438	157	1,957	4,595	6,552	1,297
08/22/06	Hillsboro / TV Hwy	-	3,095	8,504	115	3,095	8,619	11,714	2,296
08/22/06	Westchester	-	-	5,735	352	-	6,087	6,087	1,703
08/22/06	Airport	-	4,597	8,728	325	4,596	9,054	13,650	2,515
08/22/06	Oxford Valley	-	2,430	5,365	141	2,430	5,506	7,936	1,501
08/22/06	Valley Forge	-	-	-	82	-	82	82	67
08/22/06	Jenkintown	-	-	-	66	-	66	66	39
08/22/06	Burke	-	2,522	4,019	86	2,521	4,106	6,627	1,100
08/22/06	Midlothian Turnpike	-	1,978	3,244	112	1,978	3,356	5,334	936
08/22/06	South Military Highway	-	1,611	2,903	97	1,610	3,001	4,611	819
08/22/06	Newport News North	-	2,073	4,067	126	2,072	4,194	6,266	1,142

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Virginia Beach Blvd.	-	2,743	4,786	153	2,743	4,939	7,682	1,364
08/22/06	Bayside	-	1,570	2,708	71	1,570	2,779	4,349	754
08/22/06	Chesapeake	-	1,507	4,296	106	1,506	4,403	5,909	1,188
08/22/06	Leesburg	-	1,935	2,485	85	1,935	2,570	4,505	707
08/22/06	Dale City	-	1,885	3,335	177	1,885	3,512	5,397	992
08/22/06	Gainesville	-	1,377	2,046	151	1,377	2,197	3,574	630
08/22/06	Charlottesville	-	1,481	2,397	114	1,481	2,511	3,992	708
08/22/06	Laskin Road	-	1,448	2,634	103	1,447	2,738	4,185	757
08/22/06	Holland Road	-	1,565	2,227	1,042	1,387	3,447	4,834	771
08/22/06	Princess Anne Road	-	1,479	2,766	63	1,478	2,830	4,308	772
08/22/06	Cedar Road	-	1,138	2,083	96	1,138	2,179	3,317	613
08/22/06	Crater Road	-	1,497	2,266	132	1,497	2,398	3,895	702
08/22/06	Temple	-	993	2,231	217	993	2,448	3,441	705
08/22/06	Jefferson Davis Hwy	-	954	2,156	69	954	2,225	3,179	613
08/22/06	McLean	-	-	8,815	172	-	8,987	8,987	5,260
08/22/06	Burke Centre	-	4,756	8,705	185	4,756	8,890	13,646	2,380
08/22/06	Fordson	-	3,063	5,235	131	3,063	5,366	8,429	1,452
08/22/06	Fullerton	-	4,199	8,867	276	4,199	9,143	13,342	2,505
08/22/06	Telegraph	-	2,183	4,467	178	2,183	4,645	6,828	1,279
08/22/06	Mt Vernon	-	4,876	11,544	366	4,875	11,911	16,786	3,206
08/22/06	Bellingham	-	2,160	4,340	193	2,160	4,533	6,693	1,252
08/22/06	Everett Central	-	2,137	4,342	128	2,136	4,471	6,607	1,213
08/22/06	Tacoma / Highland Hills	-	2,647	5,533	222	2,647	5,755	8,402	1,624
08/22/06	Edmonds	-	5,883	10,514	316	5,882	10,831	16,713	2,963
08/22/06	Kirkland 124th	-	2,827	5,031	205	2,826	5,237	8,063	1,503
08/22/06	Woodinville	-	2,603	5,723	163	2,603	5,886	8,489	1,607
08/22/06	Burien / Des Moines	-	3,063	5,952	312	3,062	6,265	9,327	1,771
08/22/06	SeaTac	-	2,439	4,623	612	2,439	5,235	7,674	1,661
08/22/06	Southcenter	-	2,054	3,665	179	2,053	3,845	5,898	1,108
08/22/06	Puyallup / Canyon Rd	-	1,123	1,940	93	1,123	2,033	3,156	570
08/22/06	Puyallup / South Hill	-	1,567	2,610	179	1,567	2,789	4,356	825
08/22/06	Queen Anne/Magnolia	-	3,191	11,723	190	3,190	11,914	15,104	3,201
08/22/06	Kennydale	-	3,424	7,799	514	3,424	8,313	11,737	2,223

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Bellefield	-	3,019	5,541	341	3,018	5,883	8,901	1,674
08/22/06	Factoria Square	-	3,431	8,891	219	3,431	9,110	12,541	2,447
08/22/06	Auburn / 16th Ave	-	2,491	4,716	143	2,491	4,859	7,350	1,353
08/22/06	East Bremerton	-	1,945	5,203	166	1,944	5,370	7,314	1,461
08/22/06	Port Orchard	-	1,144	2,885	175	1,143	3,061	4,204	866
08/22/06	West Seattle	-	3,573	8,711	87	3,572	8,799	12,371	2,336
08/22/06	Vancouver / Salmon Creek	-	2,667	5,597	104	2,666	5,702	8,368	1,557
08/22/06	West Bremerton	-	1,778	3,067	97	1,777	3,165	4,942	867
08/22/06	Kent / 132nd	-	1,806	3,880	128	1,805	4,009	5,814	1,096
08/22/06	Lacey / Martin Way	-	1,211	2,162	80	1,211	2,242	3,453	624
08/22/06	Lynwood / Hwy 9	-	2,172	3,518	222	2,171	3,741	5,912	1,045
08/22/06	W Olympia / Black Lake Blvd	-	1,295	2,300	38	1,295	2,338	3,633	638
08/22/06	Parkland / A St	-	1,855	3,819	214	1,854	4,034	5,888	1,150
08/22/06	Lake Union	-	11,602	32,019	2,632	11,600	34,653	46,253	9,281
08/22/06	Bellevue / 122nd	-	9,552	21,891	1,010	9,550	22,903	32,453	6,494
08/22/06	Gig Harbor/Olympic	-	1,762	3,196	131	1,762	3,327	5,089	918
08/22/06	Seattle /Ballinger Way	-	-	7,098	76	-	7,174	7,174	1,908
08/22/06	Scottsdale South	-	2,377	3,524	206	2,377	3,730	6,107	1,100
08/22/06	Phoenix	-	2,516	5,638	214	2,515	5,853	8,368	1,630
08/22/06	Chandler	-	2,910	5,460	135	2,909	5,596	8,505	1,528
08/22/06	Phoenix East	-	1,524	5,151	182	1,524	5,333	6,857	1,484
08/22/06	Mesa	-	1,604	4,434	343	1,604	4,777	6,381	1,365
08/22/06	Union City	-	1,905	3,091	5,044	1,904	8,136	10,040	2,033
08/22/06	La Habra	-	5,439	10,239	312	5,438	10,552	15,990	2,839
08/22/06	Palo Alto	-	4,259	6,362	173	4,258	6,536	10,794	1,768
08/22/06	Kearney - Balboa	-	4,565	11,584	293	4,564	11,878	16,442	3,269
08/22/06	South San Francisco	-	1,593	4,995	352	1,593	5,347	6,940	1,557
08/22/06	Mountain View	-	1,505	3,839	75	1,505	3,914	5,419	1,060
08/22/06	Denver / Tamarac	-	666	1,109	72	665	1,182	1,847	361
08/22/06	Littleton / Windermere	-	2,214	4,186	166	2,213	4,353	6,566	1,259
08/22/06	Thornton / Quivas	-	547	1,439	160	547	1,599	2,146	501
08/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,191	1,579	5,907	7,486	1,553
08/22/06	Oakland Park	-	8,821	20,512	1,636	8,820	22,149	30,969	6,563

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Seminole	-	1,821	3,817	114	1,820	3,932	5,752	1,093
08/22/06	Military Trail	-	6,514	10,965	693	6,513	11,659	18,172	3,342
08/22/06	Blue Heron	-	8,121	11,641	589	8,119	12,232	20,351	3,364
08/22/06	Alsip / 127th St	-	1,891	3,414	144	1,891	3,558	5,449	1,001
08/22/06	Dolton	-	1,784	4,508	140	1,783	4,649	6,432	1,255
08/22/06	Lombard / 330 North Ave	-	1,506	2,596	322	1,506	2,918	4,424	943
08/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	300	1,838	3,921	5,759	1,129
08/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	189	1,732	4,215	5,947	1,164
08/22/06	Bridgeview	-	1,396	3,651	197	1,395	3,849	5,244	1,110
08/22/06	Willowbrook	-	1,730	3,355	175	1,729	3,531	5,260	1,004
08/22/06	Lisle	-	1,967	3,525	240	1,967	3,765	5,732	1,061
08/22/06	Laurel	-	1,323	2,577	158	1,323	2,735	4,058	785
08/22/06	Crofton	-	1,373	3,377	211	1,373	3,588	4,961	977
08/22/06	Lansing	-	114	1,126	170	114	1,296	1,410	400
08/22/06	Southfield	-	4,181	6,338	104	4,180	6,443	10,623	1,733
08/22/06	Troy - Oakland Mall	-	2,281	4,953	192	2,281	5,145	7,426	1,394
08/22/06	Walled Lake	-	2,788	4,784	128	2,787	4,913	7,700	1,328
08/22/06	Salem / Lancaster	-	2,036	4,827	322	2,035	5,150	7,185	1,457
08/22/06	Tigard / King City	-	1,959	7,189	91	1,959	7,280	9,239	1,954
08/22/06	Portland / SE 82nd Ave	-	1,519	4,390	201	1,518	4,592	6,110	1,247
08/22/06	Beaverton/HWY 217	-	3,294	7,186	147	3,294	7,333	10,627	1,987
08/22/06	Beaverton / Cornell Rd	-	1,869	3,814	56	1,869	3,870	5,739	1,033
08/22/06	Fairfax	-	6,895	10,006	295	6,893	10,303	17,196	2,816
08/22/06	Falls Church	-	2,488	15,341	330	2,487	15,672	18,159	4,141
08/22/06	Manassas West	-	912	2,826	147	912	2,973	3,885	843
08/22/06	Herndon	-	2,625	3,105	191	2,625	3,296	5,921	931
08/22/06	Newport News South	-	2,190	5,264	118	2,190	5,382	7,572	1,431
08/22/06	North Richmond	-	1,606	2,411	198	1,605	2,610	4,215	801
08/22/06	Kempsville	-	1,165	1,951	85	1,165	2,036	3,201	585
08/22/06	Manassas East	-	1,297	2,843	121	1,297	2,964	4,261	813
08/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	126	1,750	3,378	5,128	946
08/22/06	White Center	-	2,091	4,530	171	2,091	4,701	6,792	1,304
08/22/06	Factoria	-	2,770	5,429	480	2,769	5,910	8,679	1,864

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,489	4,030	11,040	15,070	2,919
08/22/06	Renton	-	2,752	6,378	190	2,751	6,569	9,320	1,819
08/22/06	Issaquah	-	3,739	5,624	103	3,738	5,728	9,466	1,523
08/22/06	East Lynnwood	-	2,250	4,790	195	2,249	4,986	7,235	1,368
08/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	127	1,604	2,521	4,125	727
08/22/06	Smokey Point	-	607	1,723	140	607	1,863	2,470	548
08/22/06	Shoreline / 145th	-	2,926	4,910	3,630	2,926	8,540	11,466	2,288
08/22/06	Mt. Clemens	-	1,247	3,590	102	1,246	3,693	4,939	1,010
08/22/06	Ramsey	-	552	2,155	102	552	2,257	2,809	650
08/22/06	Apple Valley / 155th St	-	1,203	3,136	101	1,203	3,237	4,440	885
08/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	439	1,953	4,341	6,294	1,323
08/22/06	Burnsville Parkway W	-	1,561	4,359	133	1,561	4,492	6,053	1,224
08/22/06	Chanhassen	-	3,292	6,220	159	3,291	6,380	9,671	1,745
08/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	316	1,990	5,292	7,282	1,572
08/22/06	Eden Prairie East	-	3,516	5,682	315	3,516	5,997	9,513	1,754
08/22/06	Eden Prairie West	-	3,713	7,177	172	3,712	7,350	11,062	1,978
08/22/06	Edina	-	4,422	8,190	81	4,422	8,271	12,693	2,192
08/22/06	Hopkins	-	1,460	2,510	112	1,459	2,623	4,082	722
08/22/06	Little Canada	-	3,490	7,062	412	3,489	7,475	10,964	2,091
08/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	835	1,513	4,107	5,620	1,113
08/22/06	Minnetonka	-	1,318	2,087	111	1,318	2,198	3,516	623
08/22/06	Plymouth 169	-	684	1,323	343	684	1,666	2,350	642
08/22/06	Plymouth 494	-	2,000	4,260	1,696	2,356	5,600	7,956	1,755
08/22/06	Plymouth West	-	1,973	6,638	162	1,973	6,800	8,773	1,823
08/22/06	Richfield	-	1,641	5,688	586	1,641	6,274	7,915	1,945
08/22/06	Shorewood	-	2,805	7,244	233	2,805	7,477	10,282	2,043
08/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	220	2,220	5,527	7,747	1,535
08/22/06	Central Parkway	-	2,545	4,637	327	2,544	4,965	7,509	1,333
08/22/06	Kirkman East	-	2,479	3,717	235	2,478	3,953	6,431	1,159
08/22/06	Pinole	-	1,703	3,047	125	1,703	3,172	4,875	875
08/22/06	Martinez	-	3,277	7,126	147	3,277	7,273	10,550	1,978
08/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	131	1,052	3,934	4,986	1,091
08/22/06	Houghton	-	2,694	4,132	142	2,693	4,275	6,968	1,154

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Antioch	-	1,853	6,475	81	1,853	6,556	8,409	1,746
08/22/06	Holcomb Bridge	-	1,906	4,303	93	1,905	4,397	6,302	1,186
08/22/06	Palatine / Rand Rd	-	1,215	1,895	63	1,215	1,958	3,173	544
08/22/06	Washington Sq/Wash. Point Dr	-	523	1,073	124	523	1,197	1,720	353
08/22/06	Indianapolis/N.Illinois	-	182	2,795	129	182	2,924	3,106	838
08/22/06	Canton South	-	769	3,316	126	768	3,443	4,211	970
08/22/06	Bricktown	-	2,881	5,834	173	2,880	6,008	8,888	1,629
08/22/06	Commack	-	2,688	6,376	4,381	2,687	10,758	13,445	1,993
08/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	95	1,373	3,247	4,620	883
08/22/06	Great Neck	-	1,229	3,299	66	1,229	3,365	4,594	913
08/22/06	Hempstead / S. Franklin St.	-	509	3,042	161	509	3,203	3,712	914
08/22/06	Bethpage / Stuart Ave	-	2,387	7,104	186	2,387	7,290	9,677	1,974
08/22/06	Helotes	-	1,833	3,557	72	1,833	3,629	5,462	1,027
08/22/06	Medical Center San Antonio	-	1,571	4,217	117	1,571	4,334	5,905	1,176
08/22/06	Oak Hills	-	-	7,449	136	-	7,585	7,585	2,045
08/22/06	Olympia	-	2,382	4,182	66	2,382	4,248	6,630	1,129
08/22/06	Las Colinas	-	676	3,338	121	676	3,459	4,135	947
08/22/06	Old Towne	-	2,756	13,080	96	2,755	13,177	15,932	3,497
08/22/06	Juanita	-	2,318	7,554	33	2,222	7,683	9,905	2,052
08/22/06	Ansley Park	-	3,132	11,926	210	3,131	12,137	15,268	3,265
08/22/06	Brookhaven	-	2,740	8,333	178	2,739	8,512	11,251	2,281
08/22/06	Decatur	-	2,556	10,146	128	2,556	10,274	12,830	2,724
08/22/06	Oregon City	-	1,582	3,539	122	1,581	3,662	5,243	994
08/22/06	Portland/Barbur	-	2,328	9,134	136	2,327	9,271	11,598	2,492
08/22/06	Salem / Liberty Road	-	1,994	5,304	151	1,993	5,456	7,449	1,526
08/22/06	Edgemont	-	3,585	7,704	137	3,585	7,841	11,426	2,098
08/22/06	Bedford	-	2,042	4,176	178	2,041	4,355	6,396	1,209
08/22/06	Kingwood	-	1,625	2,926	176	1,625	3,102	4,727	882
08/22/06	Hillcroft	-	-	3,994	139	-	4,133	4,133	1,123
08/22/06	T.C. Jester	-	2,047	4,819	240	2,047	5,059	7,106	1,432
08/22/06	Windcrest	-	764	2,601	348	764	2,949	3,713	945
08/22/06	Mission Bend	-	1,381	3,141	123	1,381	3,264	4,645	904
08/22/06	Parker Road & Independence	-	2,593	5,464	110	2,593	5,574	8,167	1,500

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Park Cities East	-	4,205	6,259	38	4,204	6,298	10,502	1,670
08/22/06	MaCarthur Crossing	-	2,635	5,698	269	2,635	5,967	8,602	1,612
08/22/06	Arlington/S.Cooper	-	2,305	4,308	100	2,305	4,408	6,713	1,178
08/22/06	Woodforest	-	1,534	3,545	1,097	1,534	4,642	6,176	1,259
08/22/06	Preston Road	-	1,931	3,246	144	1,930	3,391	5,321	930
08/22/06	East Lamar	-	1,581	2,878	149	1,581	3,027	4,608	844
08/22/06	Lewisville/Interstate 35	-	2,696	4,311	244	2,696	4,555	7,251	1,328
08/22/06	Round Rock	-	1,256	2,153	104	1,256	2,257	3,513	645
08/22/06	Slaughter Lane	-	1,881	3,326	129	1,881	3,455	5,336	973
08/22/06	Valley Ranch	-	1,927	5,390	217	1,926	5,608	7,534	1,543
08/22/06	Nacogdoches	-	1,422	2,655	124	1,422	2,779	4,201	786
08/22/06	Thousand Oaks	-	1,815	3,814	142	1,814	3,957	5,771	1,092
08/22/06	Highway 78	-	1,344	2,288	122	1,344	2,410	3,754	665
08/22/06	The Quarry	-	1,841	8,765	184	1,840	8,950	10,790	2,404
08/22/06	Cinco Ranch	-	939	2,085	71	938	2,157	3,095	592
08/22/06	North Carrollton	-	2,408	4,204	157	2,407	4,362	6,769	1,215
08/22/06	First Colony	-	1,181	2,930	60	1,180	2,991	4,171	806
08/22/06	North Park	-	1,444	3,253	98	1,444	3,351	4,795	913
08/22/06	South Main	-	521	723	302	521	1,025	1,546	419
08/22/06	Westchase	-	903	3,748	123	902	3,872	4,774	1,062
08/22/06	Lakeline	-	1,289	3,762	103	1,288	3,866	5,154	1,053
08/22/06	Highway 26	-	1,353	3,147	94	1,353	3,241	4,594	895
08/22/06	Shavano Park	-	972	4,973	102	972	5,075	6,047	1,360
08/22/06	Oltorf	-	880	3,693	151	880	3,844	4,724	1,048
08/22/06	Irving	-	686	1,367	377	686	1,744	2,430	678
08/22/06	Hill Country Village	-	988	3,524	340	988	3,864	4,852	1,190
08/22/06	San Antonio NE	-	253	664	230	253	894	1,147	354
08/22/06	East Pioneer II	-	786	1,784	290	786	2,074	2,860	657
08/22/06	Westheimer	-	594	2,316	355	594	2,671	3,265	898
08/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	80	1,102	2,717	3,819	750
08/22/06	Beltline	-	1,291	2,336	215	1,291	2,551	3,842	785
08/22/06	MacArthur	-	1,590	2,265	213	1,589	2,479	4,068	759
08/22/06	Hurst / S. Pipeline Rd	-	661	1,317	383	661	1,700	2,361	542

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	168	2,372	4,886	7,258	1,334
08/22/06	Blanco Road	-	1,742	4,813	199	1,742	5,012	6,754	1,372
08/22/06	Leon Valley/Bandera Road	-	501	1,044	2,476	501	3,520	4,021	879
08/22/06	Imperial Valley	-	1,166	2,756	166	1,166	2,922	4,088	819
08/22/06	Sugarland	-	1,714	3,407	121	1,714	3,528	5,242	963
08/22/06	Woodlands	-	1,353	3,131	187	1,353	3,318	4,671	946
08/22/06	Federal Road	-	1,021	3,086	179	1,021	3,265	4,286	930
08/22/06	West University	-	1,940	8,121	223	1,939	8,345	10,284	2,260
08/22/06	Medical Center/Braeswood	-	1,121	4,678	63	1,120	4,742	5,862	1,283
08/22/06	Richardson/Audelia	-	1,034	2,703	53	1,034	2,756	3,790	746
08/22/06	North Austin	-	2,143	3,674	370	2,142	4,045	6,187	1,180
08/22/06	Warner	-	1,603	3,998	205	1,602	4,204	5,806	1,201
08/22/06	Universal City	-	777	3,194	221	777	3,415	4,192	967
08/22/06	Seattle / Lake City Way	-	3,406	7,789	205	3,405	7,995	11,400	2,225
08/22/06	Arrowhead	-	2,372	5,818	130	2,372	5,948	8,320	1,616
08/22/06	Ahwatukee	-	3,017	5,975	105	3,017	6,080	9,097	1,632
08/22/06	Blossom Valley	-	2,721	8,418	81	2,721	8,499	11,220	2,267
08/22/06	Jones Bridge	-	3,065	6,015	93	3,064	6,109	9,173	1,645
08/22/06	Lawrenceville	-	2,076	5,188	95	2,076	5,283	7,359	1,429
08/22/06	Fox Valley	-	1,880	3,622	118	1,879	3,741	5,620	1,035
08/22/06	Eagle Creek / Shore Terrace	-	880	2,878	172	880	3,050	3,930	881
08/22/06	N.Greenwood/E.County Line Rd	-	-	3,954	123	-	4,077	4,077	1,111
08/22/06	Annapolis	-	-	7,439	134	-	7,573	7,573	2,036
08/22/06	Creedmoor	-	3,579	7,366	133	3,578	7,500	11,078	2,038
08/22/06	Painters Crossing	-	1,582	4,527	127	1,582	4,654	6,236	1,255
08/22/06	Greenville Ave & Meadow	-	2,066	6,969	150	2,065	7,120	9,185	1,908
08/22/06	Potomac Mills	-	2,806	7,347	108	2,806	7,455	10,261	1,994
08/22/06	Sterling	-	3,435	7,713	1,403	3,434	9,117	12,551	2,134
08/22/06	Redmond / Plateau	-	2,872	7,603	96	2,871	7,700	10,571	2,040
08/22/06	Val Vista	-	3,686	6,223	569	3,685	6,793	10,478	2,323
08/22/06	Van Ness	-	11,120	13,555	456	11,118	14,013	25,131	3,810
08/22/06	Sandy Plains	-	2,452	4,669	92	2,451	4,762	7,213	1,278
08/22/06	Country Club Hills	-	2,783	5,438	86	2,782	5,525	8,307	1,484

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	90	2,695	4,871	7,566	1,328
08/22/06	Clinton Township	-	1,917	4,143	63	1,917	4,206	6,123	1,124
08/22/06	Champions	-	1,061	3,207	103	1,061	3,310	4,371	917
08/22/06	Southlake	-	2,794	4,760	93	2,793	4,854	7,647	1,305
08/22/06	City Place	-	2,045	5,776	113	2,044	5,890	7,934	1,601
08/22/06	Bee Cave Road	-	3,546	10,341	120	3,545	10,462	14,007	2,774
08/22/06	Oak Farms	-	2,307	8,481	163	2,307	8,644	10,951	2,339
08/22/06	Henderson Street	-	542	5,001	111	542	5,112	5,654	1,374
08/22/06	Merrifield	-	5,061	10,949	138	5,060	11,088	16,148	2,969
08/22/06	Mill Creek	-	2,917	7,252	98	2,917	7,350	10,267	1,954
08/22/06	Pier 57	-	2,042	8,719	350	2,137	8,974	11,111	2,418
08/22/06	Redmond / 90th	-	3,717	7,011	232	3,716	7,244	10,960	1,931
08/22/06	Seattle / Capital Hill	-	3,811	11,104	437	3,810	11,542	15,352	2,994
08/22/06	Costa Mesa	-	3,622	6,030	133	3,622	6,163	9,785	1,617
08/22/06	West Park	-	11,715	12,915	382	11,713	13,299	25,012	3,415
08/22/06	Cabot Road	-	5,168	9,253	162	5,167	9,416	14,583	2,476
08/22/06	San Juan Creek	4,198	4,755	10,749	176	4,754	10,926	15,680	2,889
08/22/06	Rancho San Diego	3,363	4,226	7,652	124	4,225	7,777	12,002	2,057
08/22/06	Palms	4,266	2,491	11,404	163	2,491	11,567	14,058	3,061
08/22/06	West Covina	3,416	3,595	7,360	187	3,594	7,548	11,142	2,017
08/22/06	Woodland Hills	4,318	4,376	11,898	208	4,375	12,107	16,482	3,197
08/22/06	Long Beach	-	3,130	11,211	166	3,130	11,377	14,507	2,988
08/22/06	Northridge	-	4,674	11,164	214	4,673	11,379	16,052	3,016
08/22/06	Rancho Mirage	-	2,614	4,744	170	2,614	4,914	7,528	1,300
08/22/06	Palm Desert	-	1,910	5,462	154	1,910	5,616	7,526	1,487
08/22/06	Davie	-	4,842	9,388	179	4,841	9,568	14,409	2,568
08/22/06	Portland / I-205	-	2,026	4,299	108	2,025	4,408	6,433	1,215
08/22/06	Milwaukie/Hwy224	-	2,867	5,926	170	2,867	6,096	8,963	1,636
08/22/06	River Oaks	-	2,625	8,930	206	2,624	9,137	11,761	2,465
08/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	179	2,188	4,956	7,144	1,381
08/22/06	Vancouver / Hazel Dell	-	2,299	4,313	79	2,299	4,392	6,691	1,191
08/22/06	Canyon Park	-	3,628	7,327	292	3,628	7,619	11,247	2,007
08/22/06	South Boulevard	3,837	3,090	6,041	2,008	3,765	7,374	11,139	2,081

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Weddington	2,632	2,172	4,263	1,205	2,646	4,994	7,640	1,405
08/22/06	Gastonia	-	644	2,808	628	785	3,295	4,080	905
08/22/06	Amity Ct	-	610	1,378	406	743	1,651	2,394	486
08/22/06	Pavilion	-	1,490	3,114	1,792	1,817	4,579	6,396	1,201
08/22/06	Randleman	-	1,639	2,707	947	1,997	3,296	5,293	944
08/22/06	Matthews	-	1,733	6,457	1,863	2,112	7,941	10,053	2,365
08/22/06	Eastland	1,624	949	2,159	794	1,156	2,746	3,902	861
08/22/06	Albermarle	-	1,557	4,636	1,191	1,897	5,487	7,384	1,548
08/22/06	COTT	1,072	429	1,732	415	522	2,054	2,576	604
08/22/06	Ashley River	-	1,907	4,065	1,359	2,323	5,008	7,331	1,501
08/22/06	Clayton	-	1,071	2,869	1,548	1,306	4,182	5,488	1,142
08/22/06	Dave Lyle	-	604	2,111	1,487	737	3,465	4,202	933
08/22/06	English Rd	-	437	1,215	351	532	1,471	2,003	417
08/22/06	Sunset	-	659	1,461	483	803	1,800	2,603	539
08/22/06	Cone Blvd	-	1,253	2,462	798	1,526	2,987	4,513	858
08/22/06	Wake Forest	-	1,098	2,553	725	1,338	3,038	4,376	850
08/22/06	Silas Creek	-	1,304	2,738	863	1,589	3,316	4,905	934
08/22/06	Winston	2,007	1,625	3,368	1,060	1,979	4,074	6,053	1,149
08/22/06	Hickory	2,149	1,091	4,271	1,120	1,329	5,153	6,482	1,461
08/22/06	Wilkinson	1,871	1,366	3,235	1,042	1,664	3,979	5,643	1,173
08/22/06	Lexington NC	1,110	874	1,806	669	1,065	2,284	3,349	709
08/22/06	Florence	2,658	952	5,557	1,508	1,160	6,857	8,017	1,920
08/22/06	Sumter	1,052	560	2,002	613	683	2,492	3,175	738
08/22/06	Garners Ferry	-	1,418	2,516	932	1,727	3,139	4,866	964
08/22/06	Greenville	-	1,816	4,732	1,336	2,213	5,671	7,884	1,649
08/22/06	Spartanburg	-	799	1,550	628	974	2,003	2,977	624
08/22/06	Rockingham	-	376	1,352	446	458	1,716	2,174	551
08/22/06	Monroe	-	1,578	2,996	1,050	1,923	3,701	5,624	1,126
08/22/06	Salisbury	-	40	5,488	1,054	49	6,533	6,582	1,816
08/22/06	Pineville	-	2,609	6,829	1,901	3,179	8,160	11,339	2,394
08/22/06	Park Rd	-	2,667	7,243	1,768	3,249	8,429	11,678	2,334
08/22/06	Ballantyne	-	1,758	3,720	1,657	2,143	4,992	7,135	1,391
08/22/06	Stallings	2,170	1,348	2,882	918	1,642	3,506	5,148	1,040

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Concord	1,782	1,147	2,308	774	1,398	2,831	4,229	847
08/22/06	Woodruff	1,423	1,154	1,616	606	1,406	1,970	3,376	583
08/22/06	Shriners	1,581	758	2,347	646	924	2,827	3,751	821
08/22/06	Charleston	-	604	3,313	777	736	3,958	4,694	1,134
08/22/06	Rock Hill	-	993	2,222	1,612	1,211	3,616	4,827	989
08/22/06	Arrowood	-	2,014	4,214	1,243	2,454	5,017	7,471	1,436
08/22/06	Country Club	-	935	3,439	838	1,139	4,073	5,212	1,134
08/22/06	Rosewood	-	352	2,141	439	429	2,503	2,932	698
08/22/06	James Island	-	2,061	3,708	1,038	2,512	4,295	6,807	1,183
08/22/06	Battleground	-	1,995	3,757	998	2,431	4,319	6,750	1,165
08/22/06	Greenwood Village / DTC Blvd	3,948	684	2,925	119	684	3,044	3,728	792
08/22/06	Highlands Ranch/ Colorado Blvd	3,122	793	2,000	155	793	2,155	2,948	582
08/22/06	Seneca Commons	-	2,672	5,354	1,881	3,256	6,651	9,907	1,819
08/22/06	Capital Blvd South	-	3,002	6,273	1,854	3,658	7,471	11,129	2,069
08/22/06	Southhaven	1,569	1,286	3,578	545	1,357	4,052	5,409	1,065
08/22/06	Wolfchase	1,237	987	2,816	460	1,042	3,221	4,263	855
08/22/06	Winchester	-	676	1,500	602	713	2,065	2,778	639
08/22/06	Sycamore View	-	705	1,936	659	744	2,556	3,300	749
08/22/06	South Main	-	70	186	405	58	603	661	201
08/22/06	Southfield at Telegraph	-	1,757	8,341	70	1,756	8,412	10,168	2,225
08/22/06	Westland	-	1,572	3,687	71	1,572	3,758	5,330	1,001
08/22/06	Dearborn	-	1,030	4,847	85	1,030	4,932	5,962	1,340
08/22/06	Roseville	-	1,319	5,210	78	1,319	5,288	6,607	1,413
08/22/06	Farmington Hills	-	982	2,878	95	982	2,973	3,955	833
08/22/06	Hunt Club	-	2,527	5,483	891	2,823	6,078	8,901	1,630
08/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	50	1,991	3,716	5,707	1,044
08/22/06	Alafaya @ University Blvd.	-	2,817	4,549	838	3,147	5,057	8,204	1,380
08/22/06	McCoy @ 528	-	2,656	5,206	146	2,655	5,353	8,008	1,471
08/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	1,078	3,139	7,598	10,737	2,101
08/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	823	2,639	5,639	8,278	1,526
08/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	1,724	5,748	11,792	17,540	3,166
08/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	1,002	2,940	7,296	10,236	1,995
08/22/06	Red Bug @ Dodd Road	-	2,552	5,959	923	2,850	6,584	9,434	1,777

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Altmonte Sprgs/SR434	-	1,703	5,125	744	1,902	5,670	7,572	1,534
08/22/06	Brandon	2,635	2,810	4,584	816	3,139	5,071	8,210	1,366
08/22/06	Granada @ U.S. 1	2,558	2,682	4,751	864	2,996	5,301	8,297	1,463
08/22/06	Daytona/Beville @ Nova Road	2,548	2,616	6,085	1,019	2,922	6,798	9,720	1,878
08/22/06	Eau Gallie	2,289	1,962	4,677	701	2,192	5,148	7,340	1,389
08/22/06	Hyde Park	2,552	2,719	7,145	1,030	3,037	7,857	10,894	2,096
08/22/06	Carrollwood	1,301	2,050	6,221	859	2,290	6,840	9,130	1,830
08/22/06	Conroy @ I-4	1,666	2,091	3,517	696	2,335	3,969	6,304	1,091
08/22/06	West Waters	-	2,190	5,186	783	2,446	5,713	8,159	1,537
08/22/06	Oldsmar	1,996	2,276	5,253	788	2,542	5,775	8,317	1,573
08/22/06	Mills North of Colonial	4,075	1,995	5,914	856	2,228	6,537	8,765	1,793
08/22/06	Alafaya @ Colonial	-	2,836	4,680	918	3,168	5,266	8,434	1,501
08/22/06	Fairbanks @ I-4	-	2,846	6,612	987	3,179	7,266	10,445	1,977
08/22/06	Maguire @ Colonial	-	479	7,521	1,138	815	8,323	9,138	2,252
10/20/06	Burbank-Rich R.	-	3,793	9,103	(52)	3,793	9,051	12,844	2,210
10/24/06	Stonegate	4,552	651	4,278	(631)	651	3,647	4,298	894
02/09/07	Portland/Barbur	-	830	3,273	28	830	3,301	4,131	775
03/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	140	7,454	14,965	22,419	3,490
06/01/07	South Bay	-	1,017	4,685	66	1,017	4,751	5,768	1,074
08/14/07	Murrieta / Whitewood Road	-	5,764	6,197	90	5,764	6,287	12,051	1,342
08/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	373	3,785	8,232	12,017	2,000
09/07/07	Mahopac / Rte 6	-	1,330	8,407	71	1,330	8,478	9,808	1,792
09/11/07	East Point / N Desert Dr	-	1,186	9,239	62	1,186	9,301	10,487	1,970
09/11/07	Canton / Ridge Rd	-	389	4,197	43	389	4,240	4,629	895
09/13/07	Murrieta / Antelope Rd	-	1,630	2,991	86	1,630	3,077	4,707	670
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,638)	1,292	3,947	5,239	1,481
04/22/08	Miramar Place	-	7,225	7,875	175	7,225	8,050	15,275	1,501
05/28/08	Bee Cave at the Galleria	-	621	4,839	22	621	4,861	5,482	886
05/28/08	Carlsbad Village	9,618	4,277	10,075	114	4,277	10,189	14,466	1,885
07/21/08	Austell / Oak Ridge Rd.	-	581	2,446	39	581	2,485	3,066	402
07/21/08	Marietta / Piedmont Rd.	-	1,748	3,172	56	1,748	3,228	4,976	539
09/03/08	N. Las Vegas/Cheyenne	-	1,144	4,020	229	1,144	4,249	5,393	776
09/04/08	Las Vegas/Boulder Hwy II	-	1,151	4,281	91	1,151	4,372	5,523	777

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/07/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	9	1,726	6,203	7,929	993
12/23/08	East Palo Alto	-	2,655	2,235	61	2,655	2,296	4,951	370
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	252	1,862	10,284	12,146	2,647
04/27/10	Bloomington / Linden Ave	-	1,044	2,011	46	1,044	2,057	3,101	256
04/27/10	Fontana / Valley Blvd	-	2,122	3,444	102	2,122	3,546	5,668	455
04/27/10	Monterey Park/Potrero Grande Dr	-	1,900	6,001	184	1,900	6,185	8,085	757
04/27/10	Panorama City / Roscoe Blvd	-	1,233	4,815	40	1,233	4,855	6,088	564
04/27/10	Pomona / E. 1st St	-	363	2,498	16	363	2,514	2,877	317
04/27/10	Diamond Bar / E.Washington Ave	-	1,709	4,901	120	1,709	5,021	6,730	672
04/27/10	Arlington Hgts / E. Davis St	-	542	3,018	26	542	3,044	3,586	358
04/27/10	Elgin / RT 31S & Jerusha St	-	280	1,569	19	280	1,588	1,868	197
05/13/10	Alhambra/Mission Rd&Fremont Av	-	2,458	6,980	13	2,458	6,993	9,451	759
05/27/10	Anaheim/S.Knott Av & W.Lincoln	-	2,020	4,991	39	2,020	5,030	7,050	574
05/27/10	Canoga Park / 8050 Deering Ave	-	1,932	2,082	30	1,932	2,112	4,044	272
05/27/10	Canoga Park / 7900 Deering Ave	-	1,117	3,499	228	1,117	3,727	4,844	453
05/27/10	Colton / Fairway Dr	-	819	3,195	29	819	3,224	4,043	384
05/27/10	Goleta / Hollister Ave	-	2,860	2,318	47	2,860	2,365	5,225	278
05/27/10	Irwindale / Arrow Hwy	-	2,665	4,562	36	2,665	4,598	7,263	571
05/27/10	Long Beach / Long Beach Blvd	-	3,398	5,439	157	3,398	5,596	8,994	652
05/27/10	Culver City/ W.Washington Blvd	-	1,755	2,319	36	1,755	2,355	4,110	275
05/27/10	Los Angeles / S Grand Ave	-	2,653	5,048	2,410	2,653	7,458	10,111	792
05/27/10	Los Angeles / Avery St	6,391	1,488	7,359	372	1,488	7,731	9,219	978
05/27/10	Los Angeles / W. 6th St	-	1,745	5,382	2,609	1,745	7,991	9,736	1,132
05/27/10	Montclair / Mission Blvd	-	2,070	4,052	92	2,070	4,144	6,214	489
05/27/10	Pasadena / S. Fair Oaks Ave	-	5,972	5,457	2,249	5,972	7,706	13,678	987
05/27/10	Santa Clarita / Bouquet Cyn Rd	-	1,273	2,983	119	1,273	3,102	4,375	365
05/27/10	Ventura / McGrath St	-	1,876	5,057	16	1,876	5,073	6,949	575
06/16/10	Marietta / Dallas Hwy	-	485	3,340	58	485	3,398	3,883	355
06/30/10	Inglewood / S. Prairie Ave	3,176	1,641	2,148	82	1,641	2,230	3,871	243
06/30/10	La Verne / N. White Ave	-	4,421	4,877	125	4,421	5,002	9,423	584
06/30/10	Los Angeles / W. Pico Blvd	6,341	3,832	3,428	3,041	3,832	6,469	10,301	619
06/30/10	Riverside / Hole Ave	2,493	305	2,841	167	305	3,008	3,313	354
06/30/10	Sun Valley / San Fernando Rd	-	4,936	6,229	194	4,936	6,423	11,359	732

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/10	Sylmar / Foothill Blvd	4,340	1,146	3,971	122	1,146	4,093	5,239	479
08/18/10	Waipio / Waipio Uka St	-	3,125	3,453	76	3,125	3,529	6,654	376
08/18/10	Berkeley II /2nd & Harrison St	-	-	2,113	693	-	2,806	2,806	299
08/18/10	Los Angeles / Washington Blvd	-	1,275	1,937	157	1,275	2,094	3,369	244
08/18/10	San Francsco / Treat Ave	-	1,907	2,629	294	1,907	2,923	4,830	317
08/18/10	Vallejo / Couch St	-	1,714	2,823	39	1,714	2,862	4,576	308
08/19/10	Palatine / E. Lake Cook Rd	-	608	849	307	608	1,156	1,764	162
09/09/10	New Orleans / Washington Ave	-	468	2,875	136	468	3,011	3,479	326
11/17/10	Mangonia Park / 45th St	-	317	2,428	144	317	2,572	2,889	258
11/17/10	Fort Pierce / S. US Hwy 1	-	230	2,246	106	230	2,352	2,582	220
12/02/10	Groveport / S. Hamilton Road	-	128	1,118	317	128	1,435	1,563	196
12/08/10	Hillside / 625 Glenwood Ave	-	3,031	4,331	500	3,031	4,831	7,862	515
01/18/11	Gardnerville / Venture Dr.	-	305	3,072	131	305	3,203	3,508	268
01/18/11	Reno / N. McCarran Blvd.	-	1,114	3,219	122	1,114	3,341	4,455	284
01/18/11	Sparks / Boxington Way	-	1,360	3,684	130	1,360	3,814	5,174	321
01/18/11	Reno / S. Virginia St.	-	618	2,120	109	618	2,229	2,847	190
01/18/11	Reno / Selmi Dr.	-	361	3,021	117	361	3,138	3,499	262
02/08/11	Wanut Creek	-	615	9,422	326	615	9,748	10,363	850
05/26/11	Southern Blvd./Bronx	8,942	2,280	14,836	2,674	2,280	17,510	19,790	1,381
07/07/11	Aventura/NE 188th St	-	5,968	5,129	173	5,968	5,302	11,270	316
07/12/11	Torrance/Crenshaw & Del Amo	-	2,040	8,269	288	2,040	8,557	10,597	520
08/01/11	Glendale/San Fernando & 2 Fwy	-	2,685	5,487	21	2,685	5,508	8,193	309
08/01/11	Alameda / Webster St.	-	3,008	8,235	34	3,008	8,269	11,277	457
09/27/11	Laurel / Cherry Lane Court	-	1,110	2,483	120	1,110	2,603	3,713	147
10/25/11	Moorpark/W. Los Angeles Ave.	-	1,848	7,649	163	1,848	7,812	9,660	394
12/21/11	Dallas / Ross Ave.	-	917	4,494	201	917	4,695	5,612	205
03/21/12	Montclair/Arrow Hwy	-	2,221	7,540	72	2,221	7,612	9,833	231
03/21/12	Hialeah/W. 4th Ave.	-	1,814	4,727	95	1,814	4,822	6,636	143
03/21/12	Pompano Bch/Copans & Andrews	-	2,441	4,263	56	2,441	4,319	6,760	131
03/21/12	Randolph/North St & Oak St	-	1,842	2,941	230	1,842	3,171	5,013	99
03/21/12	Wayne/Route 23	-	1,545	3,558	231	1,545	3,789	5,334	122
03/21/12	Philadelphia/Castor Ave.	-	2,410	4,906	1,569	2,410	6,475	8,885	272
05/25/12	Ft. Lauderdale/SE 24th St	-	1,557	8,762	229	1,557	8,991	10,548	190

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

05/25/12	Brooklyn/Fulton St.	-	4,675	4,602	190	4,675	4,792	9,467	104
06/19/12	Valencia/Kelly Johnson Pkwy	-	4,112	9,117	81	4,112	9,198	13,310	189
06/27/12	Sylmar/Foothill & Yarnell	-	3,102	7,333	187	3,102	7,520	10,622	158
06/01/12	Hialeah / Palmetto Expressway	-	1,886	3,300	5	1,886	3,305	5,191	87
06/01/12	Clearwater/Gulf To Bay	-	1,147	1,613	27	1,147	1,640	2,787	48
06/01/12	Clearwater/ E. Bay Drive	-	782	1,664	-	782	1,664	2,446	44
07/19/12	Whittier/Penn St	-	823	4,343	342	823	4,685	5,508	83
08/29/12	Burlington/Route 130	-	579	1,981	192	579	2,173	2,752	30
09/27/12	Waipio/Ka Uka Blvd	-	5,832	16,175	102	5,832	16,277	22,109	163
09/27/12	Pearl City/Kuala St.	-	6,828	17,291	89	6,828	17,380	24,208	174
10/04/12	Missouri City/Rocky Creek	-	957	4,336	168	957	4,504	5,461	29
10/10/12	Bronx/GerardAve.	-	4,941	23,559	-	4,941	23,559	28,500	13
10/11/12	Mesa/Baseline & Lindsay	-	633	2,199	253	633	2,452	3,085	15
11/08/12	Marietta/Lower Roswell Rd.	-	703	4,964	19	703	4,983	5,686	17
12/11/12	Suwanee/McGinnis Ferry	-	1,344	3,343	1	1,344	3,344	4,688	-
12/18/12	Santa Clara/Lafayette	-	3,639	11,250	-	3,639	11,250	14,889	-
12/20/12	Orlando/Silver Star Rd.	-	1,803	2,334	-	1,803	2,334	4,137	-
12/20/12	Orlando/S. Goldenrod Rd.	-	1,517	2,740	-	1,517	2,740	4,257	-
12/20/12	Kissimmee/N John Young	-	1,083	2,772	-	1,083	2,772	3,855	-
12/21/12	Oxnard/ E. Ventura Blvd.	-	604	4,386	2	604	4,388	4,992	-

Self-storage Facility - Europe

03/31/08	West London	-	5,730	14,278	2,273	4,726	17,555	22,281	9,333

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2012	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2012			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Other properties

02/16/96	Glendale/Western Avenue	-	1,622	3,771	17,385	1,615	21,163	22,778	20,552
12/13/99	Burlingame	-	4,043	9,434	952	4,042	10,387	14,429	5,644
04/28/00	San Diego/Sorrento	-	1,282	3,016	942	1,023	4,217	5,240	2,311
12/30/99	Tamarac Parkway	-	1,902	4,467	1,373	1,890	5,852	7,742	1,607
04/02/02	Long Beach	-	887	6,251	344	887	6,595	7,482	2,060
08/22/06	Lakewood 512	-	4,437	6,685	1,868	4,437	8,553	12,990	3,178
08/22/06	Olive Innerbelt	-	787	3,023	67	787	3,090	3,877	809
08/22/06	St. Peters (land)	-	1,138	-	-	1,138	-	1,138	-
08/22/06	Monocacy (land)	-	1,386	-	-	1,386	-	1,386	-
08/22/06	Dolfield (land)	-	643	-	-	643	-	643	-
08/22/06	Village of Bee Caves (land)	-	544	-	-	544	-	544	-
08/22/06	Fontana (land)	-	99	-	-	99	-	99	-

	Construction in progress	-	-	-	7,223	-	7,223	7,223	-

		$ 149,368	$ 2,811,241	$ 6,618,568	$ 1,640,253	$ 2,868,925	$ 8,201,137	$ 11,070,062	$ 3,738,130

Note:	Buildings are depreciated over a useful life of 25 years. All amounts in Schedule III above are in thousands.