Form 10-Q
period 2013-03-31
Public Storage
filed 2013-05-10
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March  31, 2013

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to                         .

Commission File Number:  001-33519

PUBLIC STORAGE
(Exact name of registrant as specified in its charter)

Maryland	95-3551121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 Western Avenue, Glendale, California	91201-2349
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (818) 244-8080.

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 8,  2013:

Common Shares of beneficial interest, $.10 par value per share – 171,858,839 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2013 and December 31, 2012	1

	Statements of Income for the Three Months Ended March 31, 2013 and 2012	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012	3

	Statement of Equity for the Three Months Ended March 31, 2013	4

	Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012	5

	Condensed Notes to Financial Statements	6-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$398,252	$17,239
Real estate facilities, at cost:
Land	2,864,996	2,863,464
Buildings	8,188,436	8,170,355
	11,053,432	11,033,819
Accumulated depreciation	(3,825,115)	(3,738,130)
	7,228,317	7,295,689
Construction in process	64,022	36,243
	7,292,339	7,331,932

Investments in unconsolidated real estate entities	717,264	735,323
Goodwill and other intangible assets, net	207,004	209,374
Loan receivable from unconsolidated real estate entity	398,565	410,995
Other assets	88,127	88,540
Total assets	$9,101,551	$8,793,403

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$133,000
Notes payable	142,419	335,828
Accrued and other liabilities	205,129	201,711
Total liabilities	347,548	670,539

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 142,500 shares issued (in series) and outstanding, (113,500 at December 31, 2012), at liquidation preference	3,562,500	2,837,500
Common Shares, $0.10 par value, 650,000,000 shares authorized, 171,534,957 shares issued and outstanding (171,388,286 shares at December 31, 2012)	17,154	17,139
Paid-in capital	5,498,782	5,519,596
Accumulated deficit	(331,984)	(279,474)
Accumulated other comprehensive loss	(20,889)	(1,005)
Total Public Storage shareholders’ equity	8,725,563	8,093,756
Permanent noncontrolling interests	28,440	29,108
Total equity	8,754,003	8,122,864
Total liabilities and equity	$9,101,551	$8,793,403

See accompanying notes.

PUBLIC STORAGE

INCOME STATEMENTS

 (Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues:
Self-storage facilities	$439,665	$410,559
Ancillary operations	31,235	29,276
	470,900	439,835

Expenses:
Self-storage cost of operations	140,993	142,193
Ancillary cost of operations	9,396	9,518
Depreciation and amortization	91,001	86,824
General and administrative	18,253	16,405
	259,643	254,940

Operating income	211,257	184,895
Interest and other income	5,581	5,655
Interest expense	(3,497)	(5,334)
Equity in earnings of unconsolidated real estate entities	11,643	9,115
Foreign currency exchange (loss) gain	(12,737)	12,157
Income from continuing operations	212,247	206,488
Discontinued operations	-	234
Net income	212,247	206,722
Allocation to noncontrolling interests	(1,024)	(870)
Net income allocable to Public Storage shareholders	211,223	205,852
Allocation of net income to:
Preferred shareholders - distributions	(48,590)	(55,095)
Preferred shareholders - redemptions	-	(24,900)
Restricted share units	(697)	(514)
Net income allocable to common shareholders	$161,936	$125,343
Net income per common share – basic
Continuing operations	$0.94	$0.74
Discontinued operations	-	-
	0.94	0.74
Net income per common share – diluted
Continuing operations	$0.94	$0.73
Discontinued operations	-	-
	0.94	0.73

Basic weighted average common shares outstanding	171,446	170,309
Diluted weighted average common shares outstanding	172,514	171,415
Cash dividends declared per common share	$1.25	$1.10

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$212,247	$206,722
Other comprehensive (loss) income:
Aggregate foreign currency exchange (loss) gain	(32,621)	23,221
Adjust for foreign currency exchange loss (gain) included in net income	12,737	(12,157)
Other comprehensive (loss) income:	(19,884)	11,064
Total comprehensive income	192,363	217,786
Allocation to noncontrolling interests	(1,024)	(870)
Comprehensive income allocated to Public Storage shareholders	$191,339	$216,916

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage	Permanent
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity

Balances at December 31, 2012	$2,837,500	$17,139	$5,519,596	$(279,474)	$(1,005)	$8,093,756	$29,108	$8,122,864

Issuance of 29,000,000 preferred shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with share-based compensation (146,671 shares) (Note 10)	-	15	3,848	-	-	3,863	-	3,863
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	(1,349)	-	-	(1,349)	-	(1,349)
Net income	-	-	-	212,247	-	212,247	-	212,247
Net income allocated to (Note 7):
Permanent noncontrolling interests	-	-	-	(1,024)	-	(1,024)	1,024	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(48,590)	-	(48,590)	-	(48,590)
Permanent noncontrolling interests	-	-	-	-	-	-	(1,692)	(1,692)
Common shares and restricted share units ($1.25 per share)	-	-	-	(215,143)	-	(215,143)	-	(215,143)
Other comprehensive income (Note 2)	-	-	-	-	(19,884)	(19,884)	-	(19,884)
Balances at March 31, 2013	$3,562,500	$17,154	$5,498,782	$(331,984)	$(20,889)	$8,725,563	$28,440	$8,754,003

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$212,247	$206,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amounts in discontinued operations	91,001	86,938
Distributions received from unconsolidated real estate entities (less than) in excess of equity in earnings	(493)	1,957
Foreign currency exchange loss (gain)	12,737	(12,157)
Other	(6,153)	(3,970)
Total adjustments	97,092	72,768
Net cash provided by operating activities	309,339	279,490
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(7,818)	(14,278)
Construction in process	(27,779)	(997)
Acquisition of real estate facilities and intangibles (Note 3)	(13,540)	(41,970)
Other	7,721	2,950
Net cash used in investing activities	(41,416)	(54,295)
Cash flows from financing activities:
Repayments on bank credit facility	(133,000)	-
Repayments on notes payable	(193,186)	(24,884)
Issuance of common shares	3,863	9,722
Issuance of preferred shares	701,687	893,170
Redemption of preferred shares	-	(356,687)
Acquisition of noncontrolling interests	-	(20,222)
Distributions paid to Public Storage shareholders	(263,733)	(243,243)
Distributions paid to noncontrolling interests	(1,692)	(1,739)
Net cash provided by financing activities	113,939	256,117
Net increase in cash and cash equivalents	381,862	481,312
Net effect of foreign exchange translation on cash and cash equivalents	(849)	(241)
Cash and cash equivalents at the beginning of the period	17,239	139,008
Cash and cash equivalents at the end of the period	$398,252	$620,079

Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$789	$(464)
Investment in unconsolidated real estate entities	18,553	(10,858)
Loan receivable from unconsolidated real estate entity	12,430	(12,140)
Accumulated other comprehensive (loss) income	(32,621)	23,221

Preferred shares called for redemption and reclassified:
To liabilities	-	476,634
From equity	-	(476,634)

See accompanying notes.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

At March 31, 2013, we have direct and indirect equity interests in 2,080 self-storage facilities (with approximately 133 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10.0 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29.7 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2013, we have an approximate 41% interest in PSB.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts previously reported in our December 31, 2012 and March 31, 2012 financial statements have been reclassified to conform to the March 31, 2013 presentation, as a result of 1) discontinued operations, 2) to separately present construction in process, and 3) to reflect credit card fees as part of cost of operations rather than as a reduction to revenues.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest.  We have no investments in any VIEs.

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

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

Collectively, at March 31, 2013, the Company and the Subsidiaries own 2,066 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At March 31, 2013, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. with 0.8 million net rentable square feet (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2013, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax, and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2013, we had no tax benefits that were not recognized.

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

March 31, 2013

(Unaudited)

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

We use significant judgment to estimate fair values in recording our business combinations, to evaluate real estate, investments in unconsolidated real estate entities, goodwill, and other intangible assets for impairment, and to determine the fair values of notes payable and receivable.  In estimating fair values, we consider significant unobservable inputs such as market prices of land, capitalization rates for real estate facilities, earnings multiples, projected levels of earnings, costs of construction, functional depreciation, and estimated market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.   We believe that, during all periods presented, the carrying values approximate the fair values of our notes payable and loan receivable.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

At March 31, 2013, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, acquired tenants in place, leasehold interests in land, and the “Shurgard” trade name.

Goodwill totaled $174.6 million at March 31, 2013 and December 31, 2012.  Goodwill has an indeterminate life and is not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At March 31, 2013, these intangibles have a net book value of $13.6 million ($15.9 million at December 31, 2012).  Accumulated amortization totaled $26.0 million at March 31, 2013 ($24.8 million at December 31, 2012), and amortization expense of $2.6 million and $2.0 million was recorded in the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013 and 2012, intangibles were increased $0.3 million and $3.4 million, respectively, in connection with the acquisition of self-storage facilities.

The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a licensing agreement, has a book value of $18.8 million at March 31, 2013 and December 31, 2012.  This asset has an indefinite life and, accordingly, is not amortized.

Evaluation of Asset Impairment

We evaluate our real estate, finite-lived intangible assets, investments in unconsolidated real estate entities, and loan receivable from Shurgard Europe for impairment on a quarterly basis.  We evaluate indefinite-lived assets (including goodwill) for impairment on an annual basis, or more often if there are indicators of impairment.

In evaluating our real estate assets or amortized intangible assets for impairment, if there are indicators of impairment, and we determine that the asset is not recoverable from future undiscounted cash flows, an impairment charge is recorded for any excess of the carrying amount over the estimated fair value of the asset.  For long-lived assets that we expect to dispose of prior to the end of their estimated useful lives, we record an impairment charge for any excess of the carrying value of the asset over the expected net proceeds from disposal.

Prior to January 1, 2013, we evaluated indefinite lived intangible assets (other than goodwill) for impairment through a quantitative analysis, and recorded impairment charges to the extent quantitatively estimated fair value was less than the carrying amount.  Beginning January 1, 2013, if we determine, based upon the relevant events and circumstances and other such qualitative factors, that it is more likely than not that the asset is unimpaired, we do not record an impairment charge and no further analysis is performed.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Otherwise, we record an impairment charge for any excess of carrying amount over the asset’s quantitatively assessed fair value.  The change made on January 1, 2013, which is not expected to have a material impact upon our net income, resulted from our adoption of the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”

In evaluating goodwill for impairment, we first evaluate, based upon the relevant events and circumstances and other such qualitative factors, whether the fair value of the reporting unit that the goodwill pertains to is greater than its aggregate carrying amount.  If based upon this evaluation it is more likely than not that the fair value of the reporting unit is in excess of its aggregate carrying amount, no impairment charge is recorded and no further analysis is performed.  Otherwise, we estimate the goodwill’s implied fair value based upon what would be allocated to goodwill if the reporting unit were acquired at estimated fair value and the acquisition were accounted for as a business combination, and record an impairment charge for any excess of book value over the goodwill’s implied fair value.

For our investments in unconsolidated real estate entities, if we determine that a decline in the estimated fair value of the investments below carrying amount is other than temporary, we record an impairment charge for any excess of carrying amount over the estimated fair value.

For our loan receivable from Shurgard Europe, if we determine that it is probable we will be unable to collect all amounts due based on the terms of the loan agreement, we record an impairment charge for any excess of book value over the present value of expected future cash flows.

No impairments were recorded in any of our evaluations for any period presented herein.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related amounts on our balance sheets are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.282 U.S. Dollars per Euro at March 31, 2013 (1.322 at December 31, 2012), and average exchange rates of 1.320 and 1.310 for the three months ended March 31, 2013 and 2012, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Comprehensive Income (Loss)

Total comprehensive income (loss) represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in, and loan receivable from, Shurgard Europe.

Discontinued Operations

Discontinued operations represents the net income of those facilities that have been disposed of as of March 31, 2013, or which we plan to dispose of within a year.

Net Income per Common Share

Net income is allocated to (i) our noncontrolling interests based upon their respective share of the net income of the Subsidiaries and (ii) preferred shareholders, when a preferred security is called for redemption, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation.”), with (iii) the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

The following table reflects the components of the calculations of our basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share which are not already otherwise set forth on the face of our statements of income:

	For the Three Months Ended March 31,
	2013	2012

	(Amounts in thousands)
Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$161,936	$125,343
Eliminate: Discontinued operations allocable to common shareholders	-	(234)
Net income from continuing operations allocable to common shareholders	$161,936	$125,109

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	171,446	170,309
Net effect of dilutive stock options - based on treasury stock method	1,068	1,106
Diluted weighted average common shares outstanding	172,514	171,415

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Recent Accounting Pronouncements and Guidance

In January 2013, we adopted ASU No. 2013-02, “Reporting Amounts Classified out of Accumulated Other Comprehensive Income,” (ASU No. 2013-02”) which requires enhanced disclosures about items reclassified out of accumulated other comprehensive income.  ASU 2013-02 requires us to report, in one place, information about reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires that for items reclassified to net income in their entirety, information about the effect of significant reclassification items on line items of net income by component of other comprehensive income.  For other accumulated other comprehensive income reclassification items not required to be reclassified directly to net income in their entirety, we must cross-reference to the note to our financial statements where additional details about the effects of the reclassification are disclosed.  The adoption of ASU No. 2013-02 had no impact on our financial condition or results of operations.

3.            Real Estate Facilities

Activity in real estate facilities is as follows:

Three Months Ended March 31, 2013
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$11,033,819
Capital expenditures to maintain real estate facilities	7,818
Acquisitions	13,159
Impact of foreign exchange rate changes	(1,364)
Ending balance	11,053,432
Accumulated depreciation:
Beginning balance	(3,738,130)
Depreciation expense	(87,560)
Impact of foreign exchange rate changes	575
Ending balance	(3,825,115)
Construction in process:
Beginning balance	36,243
Current development	27,779
Ending balance	64,022
Total real estate facilities at March 31, 2013	$7,292,339

During the three months ended March 31, 2013, we acquired two operating self-storage facilities from third parties (149,000 net rentable square feet of storage space) for $13.5 million in cash, with $13.2 million allocated to real estate facilities and $0.3 million allocated to intangible assets.  Construction in process at March 31, 2013, consists of 19 projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 1.3 million net rentable square feet, for an aggregate estimated cost of approximately $169 million, of which $64 million had been incurred as of March 31, 2013.

4.   Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in the Unconsolidated Real Estate Entities at March 31, 2013 and December 31, 2012, and our equity in earnings of the Unconsolidated Real Estate Entities for the three months ended March 31, 2013 and 2012 (amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2013	December 31, 2012

PSB	$314,921	$316,078
Shurgard Europe	394,382	411,107
Other Investments	7,961	8,138
Total	$717,264	$735,323

	Equity in Earnings of Unconsolidated Real Estate Entities for the Three Months Ended March 31,
	2013	2012
PSB	$4,610	$1,895
Shurgard Europe	6,667	6,842
Other Investments	366	378
Total	$11,643	$9,115

During the three months ended March 31, 2013 and 2012, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $11.2 million and $11.1 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 41% common equity interest in PSB as of March 31, 2013 (41% at December 31, 2012), comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2013 ($78.92 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.0 billion.

The following table sets forth selected financial information of PSB; the amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$88,278	$84,843
Costs of operations	(29,384)	(28,115)
Depreciation and amortization	(26,961)	(27,244)
General and administrative	(2,399)	(2,273)
Other items	(4,545)	(5,366)
Net income	24,989	21,845
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(13,883)	(17,329)
Net income allocated to common shareholders and common unitholders	$11,106	$4,516

(a) Includes EITF D-42 allocations to preferred equity holders of $5.3 million during the three months ended March 31, 2012 related to PSB’s redemption of preferred securities.
	March 31,	December 31,
	2013	2012

	(Amounts in thousands)

Total assets (primarily real estate)	$2,126,691	$2,151,817
Debt	340,000	468,102
Other liabilities	66,154	69,454
Equity:
Preferred stock and units	995,000	885,000
Common equity and units	725,537	729,261

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease approximately  $18.6 million during the three months ended March 31, 2013 and increase approximately $10.9 million during the three months ended March 31, 2012.

We classify 49% of interest income and trademark license fees received from Shurgard Europe as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the three months ended March 31,
Our 49% equity share of:
Shurgard Europe’s net income	$1,827	$1,985
Interest income and trademark license fee	4,840	4,857

Total equity in earnings of Shurgard Europe	$6,667	$6,842

The following table sets forth selected consolidated financial information of Shurgard Europe.  These amounts are based upon all of Shurgard Europe’s balances for all periods rather than our pro rata share, and are based upon our historical acquired book basis.

	2013	2012

	(Amounts in thousands)
For the three months ended March 31,

Self-storage and ancillary revenues	$60,524	$60,774
Self-storage and ancillary cost of operations	(24,763)	(25,007)
Depreciation and amortization	(15,392)	(16,711)
General and administrative	(2,586)	(2,682)
Interest expense on third party debt	(1,346)	(2,522)
Trademark license fee payable to Public Storage	(606)	(608)
Interest expense on debt due to Public Storage	(9,272)	(9,304)
Other (a)	(2,830)	112

Net income	$3,729	$4,052
Average exchange rates Euro to the U.S. Dollar	1.320	1.310

(a) Amount for the three months ended March 31, 2013 includes a $2.8 million lease termination charge associated with Shurgard Europe's closure of a facility in France.
	March 31,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$1,383,522	$1,427,037
Total debt to third parties	192,725	216,594
Total debt to Public Storage	398,565	410,995
Other liabilities	80,904	70,076
Equity	711,328	729,372

Exchange rate of Euro to U.S. Dollar	1.282	1.322

Other Investments

At March 31, 2013, the “Other Investments” include an aggregate common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The following table sets forth certain condensed combined financial information (representing all of these entities’ balances and not our pro-rata share) with respect to these limited partnerships:

	2013	2012

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$3,422	$3,314
Cost of operations and other expenses	(1,277)	(1,336)
Depreciation and amortization	(466)	(521)
Net income	$1,679	$1,457

	March 31,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$27,415	$27,710
Total accrued and other liabilities	1,443	1,291
Total Partners’ equity	25,972	26,419

5.   Loan Receivable from Unconsolidated Real Estate Entity

As of March 31, 2013 and December 31, 2012, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($398.6 million at March 31, 2013 and $411.0 million at December 31, 2012), which bears interest at a fixed rate of 9.0% per annum matures February 15, 2015, and can be prepaid at any time without penalty.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized on our income statements as “foreign currency exchange (loss) gain.”  For each of the three month periods ended March 31, 2013 and 2012, we recorded interest income with respect to this loan (representing 51% of the aggregate interest received; see Note 4) of approximately $4.7 million.

We believe that the interest rate on the loan to Shurgard Europe approximates the market rate for loans with similar terms, conditions, subordination features, and tenor, and that the fair value of the loan approximates book value.  In our evaluation of market rates and fair value, we considered that Shurgard Europe has sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk is mitigated.  We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

6.   Line of Credit and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at March 31, 2013).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at March 31, 2013).  At December 31, 2012, outstanding borrowings under this Credit Facility totaled $133.0 million, which was repaid in full on January 16, 2013.  We had no outstanding borrowings on our Credit Facility at either March 31, 2013 or May 9, 2013.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.3 million at March 31, 2013 and December 31, 2012.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2013.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The carrying amounts of our notes payable at March 31, 2013 and December 31, 2012 consist of the following (dollar amounts in thousands):

	March 31,	December 31,
	2013	2012
Unsecured Note Payable:

5.9% effective and stated note rate, interest only and payable semi-annually, matured in March 2013	$-	$186,460

Secured Notes Payable:

5.0% average effective rate, secured by 63 real estate facilities with a net book value of approximately $332.8 million at March 31, 2013 and stated note rates between 4.95% and 7.43%, maturing at varying dates between June 2013 and September 2028 (carrying amount includes $969 of unamortized premium at March 31, 2013 and $1,192 at December 31, 2012)	142,419	149,368

Total notes payable	$142,419	$335,828

Substantially all of our debt was assumed in connection with the acquisition of real estate.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed.  This initial premium or discount is amortized over the remaining term of the debt using the effective interest method.

At March 31, 2013, approximate principal maturities of our notes payable are as follows (amounts in thousands):

Secured Notes Payable
2013 (remainder)	$61,196
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$142,419
Weighted average effective rate	5.0%

Cash paid for interest totaled $4.3 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively.  Interest capitalized as real estate totaled $0.6 million in the three months ended March 31, 2013 (no interest was capitalized for the same period in 2012).

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Redeemable Noncontrolling Interests

During the three months ended March 31, 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash. During the three months ended March 31, 2012, we allocated a total of $0.2 million of income to these interests and paid distributions to these interests totaling $0.6 million.

Permanent Noncontrolling Interests

At March 31, 2013, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that owned 15 self-storage facilities and 231,978 partnership units (the “Convertible Partnership Units”) in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During the three months ended March 31, 2013 and 2012, we allocated a total of $1.0 million and $0.6 million, respectively, in income to these interests; and we paid $1.7 million and $1.1 million, respectively, in distributions to these interests.

During the three months ended March 31, 2012, we acquired Permanent Noncontrolling Interests for $0.3 million in cash.

8.   Shareholders’ Equity

Preferred Shares

At March 31, 2013 and December 31, 2012, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2013		At December 31, 2012
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	-	-
Series X	3/13/2018	5.200%	9,000	225,000	-	-
Total Preferred Shares			142,500	$3,562,500	113,500	$2,837,500

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At March 31, 2013, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the Preferred Shares are not redeemable prior to the dates indicated on the table above.  On or after the respective dates, each of the series of Preferred Shares are redeemable at our option, in whole or in part, at $25.00 per depositary share, plus accrued and unpaid dividends.  Holders of the Preferred Shares do not have the right to require the Company to redeem such shares.

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During the three months ended March 31, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred an aggregate of $23.3 million in issuance costs.

During the three months ended March 31, 2012, we issued an aggregate 36.9 million depositary shares, each representing 1/1,000 of a share of our Series S and Series T Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $922.5 million in gross proceeds, and we incurred an aggregate of $29.3 million in issuance costs.

In the three months ended March 31, 2012, we redeemed our Series E, Series L, and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $356.7 million.  In March 2012, we called for redemption our Series M Cumulative Preferred Shares.  On April 11, 2012, we redeemed this series, at par.  We recorded a $24.9 million EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2012 in connection with these redemptions.

Dividends

Common share dividends including amounts paid to our restricted share unitholders totaled $215.1 million ($1.25 per share) and $188.1 million ($1.10 per share), for the three months ended March 31, 2013 and 2012, respectively.  Preferred share dividends totaled $48.6 million and $55.1 million for the three months ended March 31, 2013 and 2012, respectively.

9.   Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at March 31, 2013.

The Hughes Family has ownership interests in, and operates, approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal, subject to limitations, to acquire these 53 facilities if the Hughes Family or the underlying corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by tenants in these facilities.  During each of the three month periods ended March 31, 2013 and 2012, we received $0.1 million in

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

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

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when i) the Company and the recipient reach a mutual understanding of the key terms of the award, ii) the award has been authorized, iii) the recipient is affected by changes in the market price of our stock, and iv) it is probable that any performance and service conditions will be met.

We amortize the grant-date fair value of awards (net of anticipated forfeitures) as compensation expense over the service period.  The service period begins on the grant date and ends on the vesting date. For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

Stock Options

Stock options vest over a three to five-year period, generally expire ten years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date.  Employees cannot require the Company to settle their award in cash.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For each of the three month periods ended March 31, 2013 and 2012, we recorded $0.7 million in compensation expense related to stock options.

During the three months ended March 31, 2013, 200,000 stock options were granted, 61,739 options were exercised and 24,000 options were forfeited.  A total of 2,367,771 stock options were outstanding at March 31, 2013 (2,253,510 at December 31, 2012).

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

Restricted Share Units

RSUs generally vest ratably over a three to eight-year period from the grant date.  The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders.  We expense any dividends previously paid upon forfeiture of the related RSU.  Upon vesting, the grantee receives common shares equal to the number of vested RSUs, less common shares withheld in exchange for tax deposits made by the Company to satisfy the grantee’s statutory tax liabilities arising from the vesting.

The fair value of our RSUs is determined based upon the applicable closing trading price of our common shares.

During the three months ended March 31, 2013, 174,925 RSUs were granted, 15,071 RSUs were forfeited and 127,341 RSUs vested.  This vesting resulted in the issuance of 84,932 common shares.  In addition, tax deposits totaling $6.4 million were made on behalf of employees in exchange for 42,409 common shares withheld upon vesting.

RSUs outstanding at March 31, 2013 and December 31, 2012 were 675,160 and 642,647, respectively.  A total of $5.2 million and $4.6 million in RSU expense was recorded for the three months ended March 31, 2013 and 2012, respectively, which includes approximately $0.8 million in employer taxes incurred upon vesting, for each of the three month periods ended March 31, 2013 and 2012.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

11.  Segment Information

Our reportable segments reflect the significant components of our operations that are evaluated separately by our chief operating decision maker (“CODM”) and have discrete financial information available.  We organize our segments based primarily upon the nature of the underlying products and services, and whether the operation is located in the U.S. or outside the U.S.  In making resource allocation decisions, our CODM considers the net income from continuing operations of each reportable segment included in the tables below, excluding the impact of depreciation and amortization, gains or losses on disposition of real estate facilities, and asset impairment charges.  The amounts for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2.  Ancillary revenues and expenses, interest and other income (other than from Shurgard Europe), interest expense, general and administrative expense and gains and losses on the early repayment of debt are not allocable to any of our reportable segments.  Our CODM does not consider the book value of assets in making resource allocation decisions.

Following is the description of and basis for presentation for each of our segments.

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,067 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

European Self-Storage Segment

The European Self-Storage segment comprises our interest in Shurgard Europe, which has a separate management team reporting directly to our CODM and our joint venture partner.  The European Self-Storage segment includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, and foreign currency exchange gains and losses that are attributable to Shurgard Europe.  Our balance sheet includes an investment in Shurgard Europe (Note 4) and a loan receivable from Shurgard Europe (Note 5).

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At March 31, 2013, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

For the three months ended March 31, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$439,665	$-	$-	$-	$439,665
Ancillary operations	-	-	3,533	27,702	31,235
	439,665	-	3,533	27,702	470,900

Expenses:
Self-storage cost of operations	140,993	-	-	-	140,993
Ancillary cost of operations	-	-	1,310	8,086	9,396
Depreciation and amortization	90,302	-	699	-	91,001
General and administrative	-	-	-	18,253	18,253
	231,295	-	2,009	26,339	259,643

Operating income	208,370	-	1,524	1,363	211,257

Interest and other income	-	5,038	-	543	5,581
Interest expense	-	-	-	(3,497)	(3,497)
Equity in earnings of unconsolidated real estate entities	366	6,667	4,610	-	11,643
Foreign currency exchange loss	-	(12,737)	-	-	(12,737)
Net income (loss)	$208,736	$(1,032)	$6,134	$(1,591)	$212,247

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

For the three months ended March 31, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$410,559	$-	$-	$-	$410,559
Ancillary operations	-	-	3,501	25,775	29,276
	410,559	-	3,501	25,775	439,835

Expenses:
Self-storage cost of operations	142,193	-	-	-	142,193
Ancillary cost of operations	-	-	1,304	8,214	9,518
Depreciation and amortization	86,124	-	700	-	86,824
General and administrative	-	-	-	16,405	16,405
	228,317	-	2,004	24,619	254,940

Operating income	182,242	-	1,497	1,156	184,895

Interest and other income	-	5,055	-	600	5,655
Interest expense	-	-	-	(5,334)	(5,334)
Equity in earnings of unconsolidated real estate entities	378	6,842	1,895	-	9,115
Foreign currency exchange gain	-	12,157	-	-	12,157
Income (loss) from continuing operations	182,620	24,054	3,392	(3,578)	206,488
Discontinued operations	234	-	-	-	234
Net income (loss)	$182,854	$24,054	$3,392	$(3,578)	$206,722

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

12.Commitments and Contingencies

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

We reinsure a program that provides insurance to our tenants from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At March 31, 2013, there were approximately 726,000 certificate holders held by our self-storage tenants, representing aggregate coverage of approximately $1.6 billion.

13.Subsequent Events

As of May 9, 2013, we are under contract to acquire (subject to contingencies) a self-storage facility (located in Phoenix, Arizona) with 80,000 net rentable square feet, for approximately $8.0 million in cash.

ITEM 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto.

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.    All statements in this document, other than statements of historical fact, are forward-looking statements, which may be identified by the use of the words "expects,"   "believes,"   "anticipates,"  "plans," "would," "should," "may," "estimates" and similar expressions.

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013 and in our other filings with the SEC and the following:

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

•

difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired properties, or in our ability to find development projects that meet our risk-adjusted yield expectations or to obtain building permits for self-storage activities in certain municipalities, and to complete these projects timely and on budget;

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;

•	changes in federal tax laws related to the taxation of REITs, which could impact our status as a REIT;

•	disruptions or shutdowns of our automated processes, systems and the Internet or breaches of our data security;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;

•	risks related to the concentration of approximately 20% of our facilities in California;

•	difficulties in raising capital at a reasonable cost or on other terms acceptable or favorable to us; and

•	economic uncertainty due to the impact of terrorism or war.

These forward looking statements speak only as of the date of this report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of these forward looking statements, except as required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events or guarantees of future performance.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The amounts reported in our financial statements, notes to financial statements and MD&A are affected by judgments, assumptions and estimates that we make.  The notes to our March 31, 2013 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Overview of Management’s Discussion and Analysis of Operations

Our domestic self-storage facilities generated 93% of our revenues for the three months ended March 31, 2013, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities and associated ancillary activities, as well as seeking additional investments in self-storage facilities.

Most of our facilities compete with other well-managed and well-located competitors, and we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends.   We believe that our centralized information networks, national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale enable us to meet such challenges effectively.

Since the beginning of 2010, we acquired an aggregate of 79 self-storage facilities from third parties for approximately $559 million, we acquired noncontrolling interests in subsidiaries owning self-storage facilities for approximately $197 million, and we invested $117 million in Shurgard Europe, which it used to acquire interests in self-storage facilities.  We expect to continue to seek to acquire additional self-storage facilities from third parties in the remainder of 2013.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

At March 31, 2013,  we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $64 million had been incurred at March 31, 2013, and the remaining costs will be incurred in 2013 and 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how many additional projects we will undertake in the future.

We also have an equity investment in Shurgard Europe and  interests in commercial operations primarily through our investment in PS Business Parks, Inc. (“PSB”).  We have no current plans to change our equity investments in Shurgard Europe or PSB; however, it is possible that we may make additional investments in these entities in the future.

We believe that we are not dependent upon raising capital to fund our ongoing operations or meet our obligations.  However, access to capital is important to growing our asset base.  During the year ended

December 31, 2012, we issued approximately $1.7 billion of preferred securities.  During the three months ended March 31, 2013, we issued another $725.0 million of preferred securities.

At March 31, 2013,  cash and cash equivalents totaled $398.3 million.  As of May 9, 2013, we were under contract to acquire one self-storage facility for approximately $8.0 million in cash, subject to contingencies.  We have $61 million in scheduled principal repayments in the remainder of 2013.  At March 31, 2013, we have remaining commitments on development projects of $105 million.  We have no other significant commitments in the remainder of 2013.

Results of Operations

Operating results for the Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, net income allocable to our common shareholders was $161.9 million or $0.94 per diluted common share, compared to $125.3 million or $0.73 per diluted common share for the same period in 2012, representing an increase of $36.6 million or $0.21 per diluted common share.  This increase is due primarily to (i) a $30.3 million increase in our self-storage net operating income and (ii) a $31.4 million increase from reduced allocations of net income to preferred shareholders, partially offset by (iii) a $24.9 million reduction due to the impact of foreign currency exchange gains and losses.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP term defined by the National Association of Real Estate Investment Trusts, and generally represents net income before depreciation, gains and losses, and impairment charges with respect to real estate assets.  We present FFO and FFO per share because we consider FFO to be an important measure of the performance of real estate companies, as do many analysts in evaluating our Company.  We believe that FFO is a helpful measure of a REIT’s performance since FFO excludes depreciation, which is included in computing net income and assumes the value of real estate diminishes predictably over time.  We believe that real estate values fluctuate due to market conditions and in response to inflation.  FFO computations do not consider scheduled principal payments on debt, capital improvements, distributions and other obligations of the Company.  FFO and FFO per share is not a substitute for our cash flow or net income per share as a measure of our liquidity or operating performance or our ability to pay dividends.  Because other REITs may not compute FFO in the same manner, FFO may not be comparable among REITs.

For the three months ended March 31, 2013, FFO was $1.57 per diluted common share, as compared to $1.35 for the same period in 2012, representing an increase of $0.22 per diluted common share.

The following table reconciles from our net income to FFO and FFO per diluted common share:

	Three Months Ended March 31,
	2013	2012

Net income	$212,247	$206,722
Adjust for amounts not included in FFO:
Depreciation and amortization, including discontinued operations	91,001	86,938
Depreciation from unconsolidated real estate investments	18,903	19,741
FFO allocable to equity holders	322,151	313,401
Less allocation of FFO to:
Noncontrolling equity interests	(1,631)	(1,718)
Preferred shareholders - distributions	(48,590)	(55,095)
Preferred shareholders - redemptions	-	(24,900)
Restricted share unitholders	(1,105)	(923)
FFO allocable to common shares	$270,825	$230,765
Diluted weighted average common shares outstanding	172,514	171,415
FFO per diluted common share	$1.57	$1.35

In addition to FFO, we often discuss “Core FFO” per share which is also a non-GAAP measure that represents FFO per share, adjusted to exclude the impact of i) foreign currency exchange gains and losses, representing a loss of $12.7 million and a gain of $12.2 million for the three months ended March 31, 2013 and 2012, respectively, ii) the impact of  EITF D-42 charges, including our equity share from PSB, representing a $27.1 million charge for the three months ended March 31, 2012 (none for the same period in 2013), and iii) our $1.4 million equity share of charges incurred by Shurgard Europe in closing a facility in the three months ended March 31, 2013.  We believe Core FFO is a helpful measure in understanding our ongoing earnings.  We also believe that the analyst community, likewise, reviews our Core FFO and Core FFO per share (or similar measures using different terminology).  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other REITs may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles from FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2013	2012	Change

FFO per share	$1.57	$1.35	16.3%
Eliminate the per share impact of items excluded from Core FFO:
Foreign currency exchange loss (gain)	0.07	(0.07)
Application of EITF D-42	-	0.16
Shurgard Europe's facility closure charge	0.01	-
Core FFO per share	$1.65	$1.44	14.6%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the three months ended March 31, 2013.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2011, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2013	2012	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$409,604	$388,499	5.4%
Non Same Store Facilities	30,061	22,060	36.3%
Total rental income (a)	439,665	410,559	7.1%
Cost of operations:
Same Store Facilities	131,358	134,411	(2.3)%
Non Same Store Facilities	9,635	7,782	23.8%
Total cost of operations (a)	140,993	142,193	(0.8)%
Net operating income (b):
Same Store Facilities	278,246	254,088	9.5%
Non Same Store Facilities	20,426	14,278	43.1%
Total net operating income	298,672	268,366	11.3%
Total depreciation and amortization expense:
Same Store Facilities	(76,898)	(76,911)	(0.0)%
Non Same Store Facilities	(13,404)	(9,213)	45.5%
Total depreciation and amortization expense	(90,302)	(86,124)	4.9%
Total net income	$208,370	$182,242	14.3%

Number of facilities at period end:
Same Store Facilities	1,949	1,949	-
Non Same Store Facilities	118	95	24.2%
Net rentable square footage at period end (in thousands):
Same Store Facilities	122,823	122,823	-
Non Same Store Facilities	8,963	7,255	23.5%

(a)	Adjustments have been made to amounts previously reported, to reflect credit card fees as part of cost of operations rather than as a reduction to revenues.
(b)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2012 and 2013.  The following table summarizes the historical operating results of these 1,949 facilities (122.8 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2013.

Selected Operating Data for the Same Store Facilities (1,949 facilities)
	Three Months Ended March 31,
			Percentage
	2013	2012	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income (a)	$389,107	$368,681	5.5%
Late charges and administrative fees	20,497	19,818	3.4%
Total revenues (a) (b)	409,604	388,499	5.4%

Cost of operations:
Property taxes	44,758	43,142	3.7%
On-site property manager payroll	25,716	26,031	(1.2)%
Supervisory payroll	9,106	8,990	1.3%
Repairs and maintenance	10,824	12,235	(11.5)%
Utilities	9,259	9,447	(2.0)%
Advertising and selling expense	7,453	10,531	(29.2)%
Other direct property costs (a)	12,601	12,254	2.8%
Allocated overhead	11,641	11,781	(1.2)%
Total cost of operations (a) (b)	131,358	134,411	(2.3)%
Net operating income (c)	278,246	254,088	9.5%
Depreciation and amortization expense	(76,898)	(76,911)	(0.0)%
Net income	$201,348	$177,177	13.6%

Gross margin (a)	67.9%	65.4%	3.8%

Weighted average for the period:
Square foot occupancy (d)	91.9%	90.3%	1.8%
Realized annual rental income per:
Occupied square foot (a) (e)	$13.79	$13.30	3.7%
Available square foot (“REVPAF”) (a) (e)	$12.67	$12.01	5.5%
Weighted average at March 31:
Square foot occupancy	92.4%	90.8%	1.8%
Annual contract rent per occupied square foot (f)	$14.38	$13.96	3.0%

(a)  In previous presentations, credit card fees were presented as a reduction to rental income; such fees are now classified as part of cost of operations under “other direct property costs.”

(b)  Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(c)  See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements for the three months ended March 31, 2013 and 2012.

(d)  Square foot occupancies represent weighted average occupancy levels over the entire period.

(e)  Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

(f)  Contract rent represents the applicable contractual monthly rent charged to our tenants, excluding the impact of promotional discounts, late charges, and administrative fees.

Analysis of Revenue

Revenues generated by our Same Store Facilities increased by 5.4% in the three months ended March 31, 2013 as compared to the same period in 2012 due to a 1.8% increase in average occupancy and a 3.7% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot was due primarily to rent increases for tenants that have been renting with us longer than one year, combined with a reduction in promotional discounts given to new tenants.

Same Store average occupancy levels were 2.0% higher on a year-over-year basis as we began 2013.  This positive spread stayed consistent throughout most of the three months ended March 31, 2013, as compared to the same period last year.  We expect the year-over-year occupancy spread to narrow during the balance of 2013.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing tenants, the level of promotional activities required, and the average length of stay of our tenants.  Our strategy to deal with these factors is to maximize our occupancy by remaining competitive in rates and promotions offered to new tenants, while increasing the rates charged to existing tenants, as described below.

Based upon current trends, we expect positive year-over-year growth in rental income to continue throughout 2013, due primarily to increases in realized rent per occupied square foot during the remainder of 2013.

We believe that high occupancies maximize our revenue.  We seek to maintain an occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to new tenants in order to generate sufficient move-in demand to replace tenants that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  The level of revenue growth in the remainder of 2013 resulting from rate increases to existing tenants will depend upon the level of rent increases and the resulting level of incremental vacates.

During the three months ended March 31, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $12.48 and $12.52, respectively, and the average annualized contractual rents per occupied square foot for tenants that vacated were $13.33 and $13.41, respectively.  The average contractual rents per occupied square foot for all tenants at March 31, 2013 and 2012 were approximately $14.38 and $13.96, respectively.

We believe that the current trends in move-in, move-out, and in place contractual rents are consistent with our expectation of continued revenue growth in the remainder of 2013.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Analysis of Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 2.3% in the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease was due primarily to reductions in repairs and maintenance and advertising and selling expense, offset partially by a 3.7% increase in property tax expense.

Property tax expense increased 3.7% in the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to higher assessed values.   We expect property tax growth of approximately 4% in the remainder of 2013 as compared to the same periods in 2012.

On-site property manager payroll expense decreased approximately 1.2% in the three months ended March 31, 2013 as compared to the same period in 2012.  The decrease was due primarily to fewer hours worked in the three months ended March 31, 2013 as compared to the same period in 2012, due to the impact of leap year in 2012.  We expect on-site property manager payroll expense to be approximately flat for the remainder of 2013 as compared to the same periods in 2012.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.3% in the three months ended March 31, 2013 as compared to the same period in 2012 due principally to increased salaries and incentives.  During the remainder of 2013, we expect growth in supervisory payroll  in excess of inflation, due to higher wage rates, incentives and increased headcount as compared to the same periods in 2012.

Repairs and maintenance expense decreased 11.5% in the three months ended March 31, 2013 as compared to the same period in 2012.  Included in repairs and maintenance expense is snow removal costs which increased from $1.8 million to $3.3 million during the three months ended March 31, 2012 and 2013, respectively, due to higher snowfall.  Excluding snow removal costs, repairs and maintenance decreased 27.7% for the three months ended March 31, 2013 compared to the same period in 2012.  This decrease was primarily due to timing of expenditures in 2013 versus 2012, as milder weather in 2012 allowed us to accelerate repairs and maintenance work in the first part of 2012.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs as well as when repair work can be accomplished, inflation in material and labor costs, and random events.  We expect year-over-year declines in repairs and maintenance in the remainder of 2013, but at a lower rate of decrease than experienced in the first quarter of 2013.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expenses decreased 2.0% in the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to lower usage and rates.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising,  and the operating costs of our telephone reservation center.  These costs declined 29.2% in the three months ended
March 31, 2013 as compared to the same period in 2012, due primarily to the phase-out of our yellow page advertising program as of December 31, 2012, combined with reduced television and Internet advertising as a result of high occupancies.  We expect continued declines in advertising and selling expense in the remainder of 2013 as compared to the same periods in 2012.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 2.8% in the three months ended March 31, 2013 as compared to the same period in 2012 due primarily to increases in credit card fees.  We expect similar increases in other direct property costs in the remainder of 2013 as compared to the same periods in 2012.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 1.2% in the three months ended March 31, 2013 as compared to the same period in 2012.  We expect inflationary growth in allocated overhead in the remainder of 2013 as compared to the same periods in 2012.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2013	$409,604
2012	$388,499	$399,725	$418,085	$410,489	$1,616,798

Total cost of operations:
2013	$131,358
2012	$134,411	$125,126	$122,987	$102,936	$485,460

Property taxes:
2013	$44,758
2012	$43,142	$42,051	$40,703	$26,295	$152,191

Repairs and maintenance:
2013	$10,824
2012	$12,235	$10,443	$8,500	$8,901	$40,079

Advertising and selling expense:
2013	$7,453
2012	$10,531	$10,586	$10,216	$7,538	$38,871

REVPAF:
2013	$12.67
2012	$12.01	$12.37	$12.93	$12.73	$12.51

Weighted average realized annual rent per occupied square foot:
2013	$13.79
2012	$13.30	$13.39	$13.90	$13.83	$13.61

Weighted average occupancy levels for the period:
2013	91.9%
2012	90.3%	92.4%	93.0%	92.1%	91.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended March 31,
	2013	2012	Change

	(Amounts in thousands)

Revenues:
Los Angeles (177 facilities)	$56,368	$53,453	5.5%
San Francisco (126 facilities)	34,821	32,861	6.0%
New York (78 facilities)	27,135	25,038	8.4%
Chicago (125 facilities)	25,374	24,315	4.4%
Washington DC (72 facilities)	19,784	19,152	3.3%
Seattle-Tacoma (85 facilities)	19,549	18,397	6.3%
Miami (59 facilities)	16,951	16,199	4.6%
Dallas-Ft. Worth (99 facilities)	16,295	15,481	5.3%
Houston (80 facilities)	14,863	13,794	7.7%
Atlanta (89 facilities)	14,367	13,936	3.1%
Philadelphia (55 facilities)	10,776	10,622	1.4%
Denver (47 facilities)	9,340	8,620	8.4%
Minneapolis-St. Paul (41 facilities)	7,900	7,350	7.5%
Portland (41 facilities)	7,233	6,810	6.2%
Orlando-Daytona (45 facilities)	7,108	6,779	4.9%
All other markets (730 facilities)	121,740	115,692	5.2%
Total revenues	$409,604	$388,499	5.4%

Net operating income:
Los Angeles	$43,636	$40,207	8.5%
San Francisco	26,532	24,261	9.4%
New York	17,307	14,766	17.2%
Chicago	12,691	11,694	8.5%
Washington DC	14,451	13,872	4.2%
Seattle-Tacoma	14,354	13,010	10.3%
Miami	11,204	10,310	8.7%
Dallas-Ft. Worth	10,412	9,514	9.4%
Houston	9,798	8,489	15.4%
Atlanta	9,697	8,823	9.9%
Philadelphia	6,897	6,762	2.0%
Denver	6,419	5,691	12.8%
Minneapolis-St. Paul	4,626	4,136	11.8%
Portland	5,152	4,561	13.0%
Orlando-Daytona	4,519	4,168	8.4%
All other markets	80,551	73,824	9.1%
Total net operating income	$278,246	$254,088	9.5%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2013	2012	Change
Weighted average square foot occupancy:
Los Angeles	93.2%	91.9%	1.4%
San Francisco	93.5%	92.4%	1.2%
New York	93.8%	91.4%	2.6%
Chicago	91.8%	90.8%	1.1%
Washington DC	91.5%	90.4%	1.2%
Seattle-Tacoma	91.2%	89.7%	1.7%
Miami	93.0%	91.9%	1.2%
Dallas-Ft. Worth	91.8%	89.9%	2.1%
Houston	92.3%	89.6%	3.0%
Atlanta	89.9%	89.1%	0.9%
Philadelphia	91.1%	90.7%	0.4%
Denver	93.4%	90.8%	2.9%
Minneapolis-St. Paul	90.3%	87.7%	3.0%
Portland	92.7%	90.4%	2.5%
Orlando-Daytona	92.3%	89.9%	2.7%
All other markets	91.4%	89.5%	2.1%
Total weighted average occupancy	91.9%	90.3%	1.8%

Realized annual rent per occupied square foot:
Los Angeles	$19.52	$18.82	3.7%
San Francisco	19.42	18.54	4.7%
New York	21.42	20.23	5.9%
Chicago	13.38	12.91	3.6%
Washington DC	20.00	19.57	2.2%
Seattle-Tacoma	14.71	14.03	4.8%
Miami	16.34	15.72	3.9%
Dallas-Ft. Worth	10.70	10.36	3.3%
Houston	11.03	10.54	4.6%
Atlanta	10.19	9.92	2.7%
Philadelphia	13.14	12.97	1.3%
Denver	12.61	11.92	5.8%
Minneapolis-St. Paul	11.81	11.28	4.7%
Portland	13.87	13.37	3.7%
Orlando-Daytona	10.72	10.46	2.5%
All other markets	11.18	10.85	3.0%
Total realized rent per square foot	$13.79	$13.30	3.7%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2013	2012	Change
REVPAF:
Los Angeles	$18.20	$17.30	5.2%
San Francisco	18.15	17.13	6.0%
New York	20.09	18.48	8.7%
Chicago	12.28	11.73	4.7%
Washington DC	18.30	17.69	3.4%
Seattle-Tacoma	13.41	12.58	6.6%
Miami	15.20	14.45	5.2%
Dallas-Ft. Worth	9.82	9.31	5.5%
Houston	10.18	9.45	7.7%
Atlanta	9.16	8.83	3.7%
Philadelphia	11.97	11.77	1.7%
Denver	11.78	10.82	8.9%
Minneapolis-St. Paul	10.66	9.90	7.7%
Portland	12.85	12.09	6.3%
Orlando-Daytona	9.89	9.40	5.2%
All other markets	10.22	9.71	5.3%
Total REVPAF	$12.67	$12.01	5.5%

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

Non Same Store Facilities

The Non Same Store Facilities at March  31, 2013  represent 118 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2011, or that we did not own as of January 1, 2011.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Facilities acquired in 2013” includes two facilities acquired from third parties.  “Facilities acquired in 2012” includes 24 facilities acquired from third parties.  “Other facilities” includes all other facilities that were not stabilized as of January 1, 2011, including three facilities that we obtained control of and began consolidating in 2012.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended March 31,
	2013	2012	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities acquired in 2013	$40	$-	$40
Facilities acquired in 2012	4,957	138	4,819
Other facilities	25,064	21,922	3,142
Total rental income	30,061	22,060	8,001

Cost of operations before depreciation and amortization expense:
Facilities acquired in 2013	$9	$-	$9
Facilities acquired in 2012	1,891	49	1,842
Other facilities	7,735	7,733	2
Total cost of operations	9,635	7,782	1,853

Net operating income before depreciation and amortization expense (a):
Facilities acquired in 2013	$31	$-	$31
Facilities acquired in 2012	3,066	89	2,977
Other facilities	17,329	14,189	3,140
Total net operating income (a)	20,426	14,278	6,148
Depreciation and amortization expense	(13,404)	(9,213)	(4,191)
Net income	$7,022	$5,065	$1,957

At March 31:
Square foot occupancy:
Facilities acquired in 2013	61.7%	-	-
Facilities acquired in 2012	82.1%	69.5%	18.1%
Other facilities	90.0%	85.2%	5.6%
	87.8%	84.0%	4.5%

Annual contract rent per occupied square foot:
Facilities acquired in 2013	$12.13	$-	-
Facilities acquired in 2012	13.12	12.13	8.2%
Other facilities	15.83	15.39	2.9%
	15.24	15.18	0.4%

Number of Facilities:
Facilities acquired in 2013	2	-	2
Facilities acquired in 2012	24	6	18
Other facilities	92	89	3
	118	95	23

Net rentable square feet (in thousands):
Facilities acquired in 2013	149	-	149
Facilities acquired in 2012	1,908	532	1,376
Other facilities	6,906	6,723	183
	8,963	7,255	1,708

(a)  See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three months ended March 31, 2013 and 2012.

During 2012, we acquired 24 facilities from third parties for $225.5 million, and during the first three months of 2013, we acquired two facilities from third parties for $13.5 million.  The weighted average annualized yield for the facilities acquired in 2012 (excluding one facility we acquired for $28.5 million that is subject to significant additional development) was 6.0% during the first three months of 2013.  The weighted average annualized yield with respect to the 2013 acquisitions is not meaningful due to our limited ownership period.

At March 31, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $64 million had been incurred at March 31, 2013, and the remaining costs will be incurred in 2013 and 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during the remainder of 2013 as these facilities approach stabilized occupancy levels, and the earnings of the 2012 acquisitions are reflected in our operations for a longer period in 2013 as compared to 2012.

Equity in earnings of unconsolidated real estate entities

At March  31, 2013, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three months ended March 31, 2013 and 2012 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended March 31,
	2013	2012	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$4,610	$1,895	$2,715
Shurgard Europe	6,667	6,842	(175)
Other Investments	366	378	(12)
Total equity in earnings	$11,643	$9,115	$2,528

Investment in PSB:    At March 31, 2013, we have an approximate 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2013, PSB owned and operated 28.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $4.6 million in the three months ended March 31, 2013 from $1.9 million in the same period in 2012, due primarily to the impact of EITF D-42 charges from PSB’s redemptions of preferred securities in the three months ended March 31, 2012.  See Note 4 to our March 31, 2013 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At March 31, 2013, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10.0 million net rentable square feet.  Selected financial data for Shurgard Europe for the three months ended March 31, 2013 and 2012 is included in Note 4 to our March 31, 2013 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe decreased to $6.7 million for the three months ended March 31, 2013 from $6.8 million in the same period in 2012.  This decrease was due primarily to i) lease termination costs associated with a self-storage facility in France that was closed during the three months ended March 31, 2013, offset partially by ii) reduced interest expense on Shurgard Europe’s loan payable to Wells Fargo as a result of principal reduction and lower interest rates and iii) lower depreciation expense.

Shurgard Europe has a nominal development pipeline.  Accordingly, at least in the short-term, our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard Europe conducts its business, principally the Euro.

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 163 facilities (8.7 million net rentable square feet, representing 86% of the aggregate net rentable square feet of Shurgard Europe’s self-storage portfolio) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2012 and 2013.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 163 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three months ended March 31, 2013.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our March 31, 2013 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three months ended March 31, 2013 and 2012.  Shurgard Europe’s consolidated operating results include 24 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (163 facilities):	Three Months Ended March 31,
			Percentage
	2013	2012	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$46,983	$47,930	(2.0)%
Less: Cost of operations (excluding depreciation and amortization expenses)	20,063	20,761	(3.4)%
Net operating income (b)	$26,920	$27,169	(0.9)%

Gross margin	57.3%	56.7%	1.1%

Weighted average for the period:
Square foot occupancy (c)	80.4%	83.7%	(3.9)%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)	$26.57	$26.03	2.1%
Available square foot (“REVPAF”) (d)	$21.36	$21.78	(1.9)%

Weighted average at March 31:
Square foot occupancy	80.0%	83.7%	(4.4)%
Annual contract rent per occupied square foot (e)	$30.07	$29.12	3.3%
Total net rentable square feet (in thousands)	8,657	8,657	-

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.320	1.320	-
Actual historical exchange rates	1.320	1.310	0.8%

(a)  In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three months ended March 31, 2012 have been restated using the actual exchange rates for the three months ended March 31, 2013.

(b)  We present Shurgard Europe’s same-store net operating income or “NOI,” which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating Shurgard Europe’s operating results.

(c)  Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)  Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

(e)    Contract rent represents the applicable contractual monthly rent charged to our tenants, excluding the impact of promotional discounts, late charges, and administrative fees.

Net operating income decreased 0.9% for the three months ended March 31, 2013 as compared to the same period in 2012, due to 2.0% reduction in rental income, offset by a 3.4% reduction in cost of operations.  Included in this decrease is a $0.7 million or 10.3% reduction in revenues for the United Kingdom, due to the imposition of a 20% value-added tax on rental revenues effective November 1, 2012.  While value-added taxes are passed through to the consumer, we reduced the rental rates by the amount of value-added taxes for existing customers.  Based upon current operating trends and metrics, we expect Shurgard Europe’s Same Store Facilities to experience a year over year reduction in revenues during the remainder of 2013.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at March 31, 2013 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our March 31, 2013 financial statements under the “Other Investments” for the operating results of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our March 31, 2013 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended March 31,
	2013	2012	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$20,237	$18,592	$1,645
Commercial	3,533	3,501	32
Merchandise and other	7,465	7,183	282
Total revenues	31,235	29,276	1,959

Ancillary Cost of Operations:
Tenant reinsurance	3,702	3,533	169
Commercial	1,310	1,304	6
Merchandise and other	4,384	4,681	(297)
Total cost of operations	9,396	9,518	(122)

Commercial depreciation	699	700	(1)

Ancillary net income:
Tenant reinsurance	16,535	15,059	1,476
Commercial	1,524	1,497	27
Merchandise and other	3,081	2,502	579
Total ancillary net income	$21,140	$19,058	$2,082

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

The increase in tenant insurance revenues in the three months ended March 31, 2013, as compared to the same period in 2012, was due primarily to (i) an increase in the number of tenants participating in the insurance program, due to a larger tenant base combined with a higher participation level, and (ii) an increase in average premium rates.  On average, approximately 64%, and 62% of our tenants had such policies during the three months ended March 31, 2013 and 2012, respectively.  We expect less growth in the percentage of tenants with insurance policies, and approximately flat premium rates, in the remainder of 2013 as compared to the growth experienced in the first three months of 2013.

Commercial operations: We also operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  During the three months ended March 31, 2013 as compared to the same period in 2012, merchandise sales and margins improved primarily as a result of higher retail prices for our locks.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.

Other Income and Expense Items

Interest and other income:  Interest and other income was $5.6 million and $5.7 million in the three months ended March 31, 2013 and 2012 respectively.  Interest and other income primarily includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while the remaining 49% is presented as additional equity in earnings on our statements of income.

Interest and other income received from Shurgard Europe was $5.0 million and $5.1 million in the three months ended March 31, 2013 and 2012, respectively.

The loan receivable from Shurgard Europe is denominated in Euros, has a balance of €311.0 million ($398.6 million) as of March 31, 2013, and matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank, with a principal amount of €146.0 million at March 31, 2013, requires significant principal repayments through the maturity date in November 2014.  As a result, in the year ended December 31, 2012 and the three months ended March 31, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.

Shurgard Europe is currently considering refinancing its debt during 2013, including amounts owed to us.  A refinancing of our loan would result in reduced interest income.

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

Depreciation and amortization: Depreciation and amortization increased to $91.0 million for the three months ended March 31, 2013 as compared to $86.8 million in the same period in 2012, due principally to newly acquired facilities.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: General and administrative expense for the three months ended March 31, 2013 and 2012 is set forth in the following table:

	Three Months Ended March 31,
	2013	2012	Change

	(Amounts in thousands)

Share-based compensation expense	$5,894	$5,305	$589
Costs of senior executives	4,056	3,485	571
Development and acquisition overhead	1,735	2,513	(778)
Tax compliance costs and taxes paid	1,281	1,511	(230)
Legal costs	1,481	1,532	(51)
Public company costs	919	810	109
Other costs	2,887	1,249	1,638
Total	$18,253	$16,405	$1,848

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  Share-based compensation cost increased $0.6 million in the three months ended March 31, 2013 as compared to the same period in 2012, due primarily to additional share-based grants.  We expect share-based compensation expense to increase in the remainder of 2013 as compared to the same periods in 2012, at a rate similar to that experienced in the three months ended March 31, 2013.  See Note 10 to our March 31, 2013 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increase in the three months ended March 31, 2013 as compared to the same period in 2012 is due to an increase in incentive compensation.

Development and acquisition overhead represents the internal and external expenses of identifying, evaluating, and implementing our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $0.1 million and $0.8 million were incurred in connection with the acquisition of real estate facilities in the three months ended March 31, 2013 and 2012, respectively.  The level of such costs to be incurred in the remainder of 2013 will depend upon the level of acquisition activities, which is not determinable.

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

Other costs increased in the three months ended March 31, 2013 due primarily to an increase in employee termination costs.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest expense: Interest expense was $3.5 million and $5.3 million for the three months ended March 31, 2013 and 2012 respectively.

The decrease in the three months ended March 31, 2013 as compared to the same period in 2012, is due primarily to principal repayments on our mortgage debt and repayment of our senior unsecured notes.  See Note 6 to our March 31, 2013 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation loss of $12.7 million in the three months ended March 31, 2013 and a gain and $12.2 million in the same period in 2012, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.282 and 1.322 at March 31, 2013 and December 31, 2012, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred shares.  During 2012, we redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 decreased $24.9 million in the three months ended March 31, 2013, as compared to the same period in 2012, due to a decrease in preferred share redemption activities.  Net income allocable to preferred shareholders associated with distributions decreased during the three months ended March 31, 2013, as compared to the same period in 2012, due primarily to lower average dividend rates and lower average outstanding preferred shares.  Based upon our preferred shares outstanding at March 31, 2013, our quarterly distribution to our preferred shareholders is expected to be approximately $51.9 million.

Net Operating Income

In our discussions above, we refer to net operating income or “NOI,” which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  The following table reconciles NOI generated by our self-storage facilities to our operating income:

	Three Months Ended March 31,
	2013	2012

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$278,246	$254,088
Non Same Store Facilities	20,426	14,278
	298,672	268,366

Self-storage depreciation expense:
Same Store Facilities	(76,898)	(76,911)
Non Same Store Facilities	(13,404)	(9,213)
	(90,302)	(86,124)

Self-storage net income:
Same Store Facilities	201,348	177,177
Non Same Store Facilities	7,022	5,065
Total net income from self-storage	208,370	182,242

Ancillary operating revenue	31,235	29,276
Ancillary cost of operations	(9,396)	(9,518)
Commercial depreciation and amortization	(699)	(700)
General and administrative expenses	(18,253)	(16,405)
Operating income	$211,257	$184,895

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

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A+” by Fitch Ratings.  In recent years, we have been one of the largest and most frequent issuers of preferred stock in the U.S.

Summary of Current Cash Balances and Short-term Capital Commitments:  At March 31, 2013, cash and cash equivalents totaled $398.3 million.  As of May 9, 2013, we were under contract to acquire one self-storage facility for approximately $8.0 million in cash, subject to contingencies.  We have $61 million in scheduled principal repayments in the remainder of 2013. At March 31, 2013 we have remaining commitments on development projects of approximately $105 million.  We have no other significant commitments during the remainder of 2013.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires March 21, 2017, with no outstanding borrowings at May 9, 2013.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.  When seeking capital, we select the lowest-cost form of permanent capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities.

During periods of favorable market conditions, we have generally been able to raise capital from the issuance of preferred securities at attractive coupon rates.  During the three months ended March 31, 2013 and the year ended December 31, 2012 we issued approximately $725.0 million and $1.7 billion, respectively, of preferred securities.  The net proceeds from these issuances were generally used to fund the redemptions of higher rate preferred securities and thus lower our cost of capital with respect to our overall outstanding preferred securities.

Debt Service Requirements: As of March 31, 2013, our outstanding debt totaled approximately $142.4 million.  Approximate principal maturities of our other unsecured and secured debt are as follows (amounts in thousands):

Secured Debt

2013 (remainder)	$61,196
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$142,419

Our remaining debt maturities are nominal compared to our annual cash from operations available for debt repayment.  We intend to repay the debt at maturity and not seek to refinance it with additional debt.

Our portfolio of real estate facilities is substantially unencumbered.  At March 31, 2013, we have 2,004 self-storage facilities with an aggregate net book value of approximately $6.9 billion that are unencumbered.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital expenditures to maintain our facilities totaling $7.8 million during the three months ended March 31, 2013.  For the year ending December 31, 2013, we expect to incur approximately $73 million in such expenditures, and expect to fund such expenditures with operating cash flow.  For the last three years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Aggregate REIT qualifying distributions paid during the three months ended March 31, 2013 totaled $263.7 million, consisting of $48.6 million to preferred shareholders and $215.1 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2013, to be approximately $207.6 million per year.

On May 9, 2013, our Board of Trustees declared a regular common quarterly dividend of $1.25 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the available operating cash flows of the respective subsidiary.  We estimate annual distributions of approximately $6.8 million with respect to such noncontrolling interests outstanding at March 31, 2013.

Acquisition and Development Activities: As of May 9, 2013, we were under contract to acquire a self-storage facility for approximately $8.0 million in cash.  During the remainder of 2013, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

At March 31, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.3 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $169 million, of which $64 million had been incurred at March 31, 2013, with the remaining costs to be incurred in the remainder of 2013 and 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much development we will undertake in the future.

We expect to finance our acquisition and development activities with cash on hand, retained operating cash flow and, if necessary, proceeds from the issuance of equity securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of March 31, 2013, Shurgard Europe had two loans outstanding; (i) €146.0 million due to a bank and (ii) €311.0 million due to Pubic Storage.  The loan due to Public Storage (totaling $398.6 million U.S Dollars) bears interest at a fixed rate of 9.0% per annum and matures February 15, 2015.  The loan can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

The bank loan requires significant principal reduction through the maturity date in November 2014.  As a result, in the three months ended March 31, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

Shurgard Europe is currently considering refinancing its debt during 2013, including amounts owed to us.  If and when any such refinancing is consummated, our loan may be repaid, providing us with additional capital.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 9, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2013 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt (1)	$153,782	$65,909	$38,533	$31,358	$10,851	$1,324	$5,807

Operating leases (2)	70,138	3,423	4,587	3,651	3,538	1,739	53,200

Construction and purchase commitments	24,533	19,626	4,907	-	-	-	-

Total	$248,453	$88,958	$48,027	$35,009	$14,389	$3,063	$59,007

(1)  Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our March  31, 2013 financial statements for additional information on our notes payable.

(2)  We lease land, equipment and office space under various operating leases.  Certain leases are cancelable;  however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

We estimate the quarterly distribution requirements with respect to our Preferred Shares outstanding at March 31, 2013, to be approximately $51.9  million per quarter.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At March  31, 2013, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $142.4 million and represents 1.6% of the book value of our equity at March  31, 2013.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $394.4 million at March 31, 2013.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros,  totaling €311.0 million ($398.6 million) at March 31, 2013.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at March 31, 2013 (dollar amounts in thousands).

	Remainder of
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$61,196	$35,127	$30,009	$10,065	$1,003	$5,019	$142,419	$145,123
Average interest rate	5.87%	5.35%	5.45%	5.57%	5.78%	5.69%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)  Amounts represent borrowings under our line of credit which expires in March 2017.  As of March 31, 2013, we have no borrowings under our line of credit.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.           Legal Proceedings

The information set forth under the heading “Contingent Losses” in Note 12 to the Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.        Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2012, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 9, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2013.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2013.

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

DATED: May 9, 2013

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

3.12	Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated March 5, 2013 and incorporated by reference herein.
4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.
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