Form 10-Q
period 2013-06-30
Public Storage
filed 2013-08-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 1,  2013:

Common Shares of beneficial interest, $.10 par value per share – 172,007,072 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2013 and December 31, 2012	1

	Statements of Income for the Three and Six Months Ended June 30, 2013 and 2012	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012	3

	Statement of Equity for the Six Months Ended June 30, 2013	4

	Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	5-6

	Condensed Notes to Financial Statements	7-29

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-57

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57-58

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6.	Exhibits	60

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$410,910	$17,239
Real estate facilities, at cost:
Land	2,867,523	2,863,464
Buildings	8,238,526	8,170,355
	11,106,049	11,033,819
Accumulated depreciation	(3,913,399)	(3,738,130)
	7,192,650	7,295,689
Construction in process	74,472	36,243
	7,267,122	7,331,932

Investments in unconsolidated real estate entities	717,937	735,323
Goodwill and other intangible assets, net	205,228	209,374
Loan receivable from unconsolidated real estate entity	404,526	410,995
Other assets	88,875	88,540
Total assets	$9,094,598	$8,793,403

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$133,000
Notes payable	111,688	335,828
Accrued and other liabilities	218,703	201,711
Total liabilities	330,391	670,539

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 142,500 shares issued (in series) and outstanding, (113,500 at December 31, 2012),
at liquidation preference	3,562,500	2,837,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
171,705,912 shares issued and outstanding (171,388,286 shares at
December 31, 2012)	17,171	17,139
Paid-in capital	5,517,742	5,519,596
Accumulated deficit	(338,785)	(279,474)
Accumulated other comprehensive loss	(22,522)	(1,005)
Total Public Storage shareholders’ equity	8,736,106	8,093,756
Noncontrolling interests	28,101	29,108
Total equity	8,764,207	8,122,864
Total liabilities and equity	$9,094,598	$8,793,403

See accompanying notes.

PUBLIC STORAGE

INCOME STATEMENTS

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Self-storage facilities	$451,576	$424,060	$891,241	$834,619
Ancillary operations	33,802	31,733	65,037	61,009
	485,378	455,793	956,278	895,628

Expenses:
Self-storage cost of operations	132,137	133,102	273,130	275,295
Ancillary cost of operations	10,434	9,781	19,830	19,299
Depreciation and amortization	90,937	88,474	181,938	175,298
General and administrative	14,085	12,414	32,338	28,819
	247,593	243,771	507,236	498,711

Operating income	237,785	212,022	449,042	396,917
Interest and other income	5,516	5,540	11,097	11,195
Interest expense	(647)	(5,067)	(4,144)	(10,401)
Equity in earnings of unconsolidated real estate entities	13,101	8,596	24,744	17,711
Foreign currency exchange gain (loss)	5,924	(23,657)	(6,813)	(11,500)
Gain on real estate sales	-	1,263	-	1,263
Income from continuing operations	261,679	198,697	473,926	405,185
Discontinued operations	-	234	-	468
Net income	261,679	198,931	473,926	405,653
Allocation to noncontrolling interests	(1,216)	(788)	(2,240)	(1,658)
Net income allocable to Public Storage shareholders	260,463	198,143	471,686	403,995
Allocation of net income to:
Preferred shareholders - distributions	(51,907)	(51,910)	(100,497)	(107,005)
Preferred shareholders - redemptions	-	(13,427)	-	(38,327)
Restricted share units	(871)	(463)	(1,568)	(977)
Net income allocable to common shareholders	$207,685	$132,343	$369,621	$257,686
Net income per common share – basic
Continuing operations	$1.21	$0.78	$2.15	$1.51
Discontinued operations	-	-	-	-
	1.21	0.78	2.15	1.51
Net income per common share – diluted
Continuing operations	$1.20	$0.77	$2.14	$1.50
Discontinued operations	-	-	-	-
	1.20	0.77	2.14	1.50

Basic weighted average common shares outstanding	171,625	170,496	171,535	170,402
Diluted weighted average common shares outstanding	172,647	171,560	172,580	171,487
Cash dividends declared per common share	$1.25	$1.10	$2.50	$2.20

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$261,679	$198,931	$473,926	$405,653
Other comprehensive (loss) income:
Aggregate foreign currency exchange gain (loss)	4,291	(39,140)	(28,330)	(15,919)
Adjust for foreign currency exchange (gain) loss included in net income	(5,924)	23,657	6,813	11,500
Other comprehensive (loss) income	(1,633)	(15,483)	(21,517)	(4,419)
Total comprehensive income	260,046	183,448	452,409	401,234
Allocation to noncontrolling interests	(1,216)	(788)	(2,240)	(1,658)
Comprehensive income allocable to Public Storage shareholders	$258,830	$182,660	$450,169	$399,576

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity

Balances at December 31, 2012	$2,837,500	$17,139	$5,519,596	$(279,474)	$(1,005)	$8,093,756	$29,108	$8,122,864

Issuance of 29,000,000 preferred shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with share-based compensation (317,626 shares) (Note 10)	-	32	16,905	-	-	16,937	-	16,937
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	5,180	-	-	5,180	-	5,180
Acquisition of noncontrolling interests	-	-	(626)	-	-	(626)	(21)	(647)
Net income	-	-	-	473,926	-	473,926	-	473,926
Net income allocated to noncontrolling interests	-	-	-	(2,240)	-	(2,240)	2,240	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(100,497)	-	(100,497)	-	(100,497)
Noncontrolling interests	-	-	-	-	-	-	(3,226)	(3,226)
Common shares and restricted share units ($2.50 per share)	-	-	-	(430,500)	-	(430,500)	-	(430,500)
Other comprehensive loss (Note 2)	-	-	-	-	(21,517)	(21,517)	-	(21,517)
Balances at June 30, 2013	$3,562,500	$17,171	$5,517,742	$(338,785)	$(22,522)	$8,736,106	$28,101	$8,764,207

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$473,926	$405,653
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales, including amounts in discontinued operations	-	(1,263)
Depreciation and amortization, including amounts in discontinued operations	181,938	175,526
Distributions received from unconsolidated real estate entities (less than) in excess of equity in earnings	(2,407)	4,393
Foreign currency exchange loss	6,813	11,500
Other	12,299	9,968
Total adjustments	198,643	200,124
Net cash provided by operating activities	672,569	605,777
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(32,764)	(40,298)
Construction in process	(58,087)	(1,622)
Acquisition of real estate facilities and intangibles (Note 3)	(21,528)	(88,067)
Other	7,615	5,341
Net cash used in investing activities	(104,764)	(124,646)
Cash flows from financing activities:
Repayments on bank credit facility	(133,000)	-
Repayments on notes payable	(223,590)	(28,788)
Issuance of common shares	16,937	15,568
Issuance of preferred shares	701,687	1,171,525
Redemption of preferred shares	-	(833,321)
Acquisition of noncontrolling interests	(647)	(20,876)
Distributions paid to Public Storage shareholders	(530,997)	(483,437)
Distributions paid to noncontrolling interests	(3,226)	(2,773)
Net cash used in financing activities	(172,836)	(182,102)
Net increase in cash and cash equivalents	394,969	299,029
Net effect of foreign exchange translation on cash and cash equivalents	(1,298)	438
Cash and cash equivalents at the beginning of the period	17,239	139,008
Cash and cash equivalents at the end of the period	$410,910	$438,475

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$770	$(158)
Investments in unconsolidated real estate entities	19,793	4,968
Loan receivable from unconsolidated real estate entity	6,469	11,547
Accumulated other comprehensive loss	(28,330)	(15,919)

Preferred shares called for redemption and reclassified:
To liabilities	-	415,625
From equity	-	(415,625)
Consolidation of entities previously accounted for under the equity method of accounting:
Real estate facilities	-	(10,403)
Investments in unconsolidated real estate entities	-	3,072
Intangible assets	-	(949)
Noncontrolling interests	-	8,224

See accompanying notes.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

At June 30, 2013, we have direct and indirect equity interests in 2,081 self-storage facilities (with approximately 133 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10.0 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29.7 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2013, we have an approximate 41% interest in PSB.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts previously reported in our December 31, 2012 and June 30, 2012 financial statements have been reclassified to conform to the June 30, 2013 presentation 1) for discontinued operations, 2) to separately present construction in process, and 3) to reflect credit card fees as part of cost of operations rather than as a reduction to revenues.

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

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

Collectively, at June 30, 2013, the Company and the Subsidiaries own 2,067 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At June 30, 2013, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. with 0.8 million net rentable square feet (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates and assumptions.

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

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2013, we had no tax benefits that were not recognized.

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

We allocate the net acquisition cost of acquired operating self-storage facilities (consisting of the cash paid to third parties for their interests, the fair value of any existing investment, and the fair value of any

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

liabilities assumed) to the underlying land, buildings, identified intangible assets, and remaining noncontrolling interests based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

Fair Value Accounting

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier hierarchy described in Codification Section 820-10-35.

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

We use significant judgment to estimate fair values in recording our business combinations, to evaluate real estate, investments in unconsolidated real estate entities, goodwill, and other intangible assets for impairment, and to determine the fair values of notes payable and receivable.  In estimating fair values, we consider significant unobservable inputs such as market prices of land, market capitalization rates and earnings multiples for real estate facilities, projected levels of earnings, costs of construction, functional depreciation, and market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.   We believe that, during all periods presented, the carrying values approximate the fair values of our notes payable and loan receivable.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

At June 30, 2013, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired tenants in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2013 and December 31, 2012.  The “Shurgard” trade name which is used by Shurgard Europe pursuant to a fee-based licensing agreement has a book value of $18.8 million at June 30, 2013 and December 31, 2012.  Goodwill and the “Shurgard” trade name have indeterminate lives and are not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At June 30, 2013, these intangibles have a net book value of $11.8 million ($15.9 million at December 31, 2012).  Accumulated amortization totaled $26.4 million at June 30, 2013 ($24.8 million at December 31, 2012), and amortization expense of $4.7 million and $4.6 million was recorded in the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, intangibles were increased $0.6 million in connection with the acquisition of self-storage facilities.

Evaluation of Asset Impairment

We evaluate our real estate, finite-lived intangible assets, investments in unconsolidated real estate entities, and loan receivable from Shurgard Europe for impairment on a quarterly basis.  We evaluate indefinite-lived assets (including goodwill) for impairment on an annual basis, or more often if there are indicators of impairment.

In evaluating our real estate assets and finite-lived intangible assets for impairment, if there are indicators of impairment, and we determine that the asset is not recoverable from future undiscounted cash flows, an impairment charge is recorded for any excess of the carrying amount over the asset’s estimated fair value.  For long-lived assets that we expect to dispose of prior to the end of their estimated useful lives, we record an impairment charge for any excess of the carrying value of the asset over the expected net proceeds from disposal.

Prior to January 1, 2013, we evaluated the “Shurgard” trade name for impairment through a quantitative analysis, and we would record impairment charges to the extent quantitatively estimated fair value was less than the carrying amount.  Beginning January 1, 2013, if we determine, based upon the relevant events and circumstances and other such qualitative factors, that it is more likely than not that the asset is unimpaired, we do not record an impairment charge and no further analysis is performed.  Otherwise, we record an impairment charge for any excess of carrying amount over quantitatively assessed fair value.  The change made on January 1, 2013, which is not expected to have a material impact upon our net income, resulted from our

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

adoption of the Financial Accounting Standards Board’s (the “FASB’s”) Accounting Standards Update No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”

In evaluating goodwill for impairment, we first evaluate, based upon the relevant events and circumstances and other such qualitative factors, whether the fair value of the reporting unit that the goodwill pertains to is greater than its aggregate carrying amount.  If based upon this evaluation it is more likely than not that the fair value of the reporting unit is in excess of its aggregate carrying amount, no impairment charge is recorded and no further analysis is performed.  Otherwise, we estimate the goodwill’s implied fair value based upon what would be allocated to goodwill if the reporting unit were acquired at estimated fair value in a transaction accounted for as a business combination, and record an impairment charge for any excess of book value over the goodwill’s implied fair value.

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

We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates and historical trends when bills or assessments have not been received from the taxing authorities or such bills and assessments are in dispute.  If these estimates are incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations, general and administrative expense, interest expense, as well as television and other advertising expenditures are expensed as incurred.

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.301 U.S. Dollars per Euro at June 30, 2013 (1.322 at December 31, 2012), and average exchange rates of 1.305 and 1.284 for the three months ended June 30, 2013 and 2012, respectively, and average exchange rates of 1.313 and 1.297 for the six months ended June 30, 2013 and 2012, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Discontinued Operations

Discontinued operations represent the net income of those facilities that have been disposed of as of June 30, 2013, or which we plan to dispose of within a year.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries and (ii) preferred shareholders, when a preferred security is called for redemption, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation.”), with (iii) the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

The following table reflects our calculations of basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Amounts in thousands)
Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$207,685	$132,343	$369,621	$257,686
Eliminate: Discontinued operations allocable to common shareholders	-	(234)	-	(468)
Net income from continuing operations allocable to common shareholders	$207,685	$132,109	$369,621	$257,218

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	171,625	170,496	171,535	170,402
Net effect of dilutive stock options - based on treasury stock method	1,022	1,064	1,045	1,085
Diluted weighted average common shares outstanding	172,647	171,560	172,580	171,487

Recent Accounting Pronouncements and Guidance

In January 2013, we adopted ASU No. 2013-02, “Reporting Amounts Classified out of Accumulated Other Comprehensive Income,” (ASU No. 2013-02”) which requires enhanced disclosures, in one place in our notes to financial statements, about items reclassified out of accumulated other comprehensive income.  The adoption of ASU No. 2013-02 had no impact on our financial condition or results of operations.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

3.            Real Estate Facilities

Activity in real estate facilities is as follows:

Six Months Ended
June 30, 2013
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$11,033,819
Capital expenditures to maintain real estate facilities	32,764
Acquisitions	20,943
Newly developed facilities opened for operation	19,858
Impact of foreign exchange rate changes	(1,335)
Ending balance	11,106,049
Accumulated depreciation:
Beginning balance	(3,738,130)
Depreciation expense	(175,834)
Impact of foreign exchange rate changes	565
Ending balance	(3,913,399)
Construction in process:
Beginning balance	36,243
Current development	58,087
Newly developed facilities opened for operation	(19,858)
Ending balance	74,472
Total real estate facilities at June 30, 2013	$7,267,122

During the six months ended June 30, 2013, we acquired three operating self-storage facilities from third parties (229,000 net rentable square feet of storage space) for $21.5 million in cash, with $20.9 million allocated to real estate facilities and $0.6 million allocated to intangible assets.  We completed expansions to existing self-storage facilities during the six months ended June 30, 2013, adding 293,000 net rentable square feet of self-storage space, at an aggregate cost of $19.9 million.  Construction in process at June 30, 2013, consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 1.4 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $198 million.

4.   Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	June 30, 2013	December 31, 2012

Investments in Unconsolidated Real Estate Entities
PSB	$313,830	$316,078
Shurgard Europe	396,332	411,107
Other Investments	7,775	8,138
Total	$717,937	$735,323

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in Earnings of Unconsolidated Real Estate Entities
PSB	$4,676	$731	$9,286	$2,626
Shurgard Europe	8,024	7,480	14,691	14,322
Other Investments	401	385	767	763
Total	$13,101	$8,596	$24,744	$17,711

 During the six months ended June 30, 2013 and 2012, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $22.3 million and $22.1 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 41% common equity interest in PSB as of June 30, 2013 and December 31, 2012, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2013 ($72.17 per share of PSB common stock), the shares and units we owned had a market value of approximately $945.9 million.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$176,365	$170,634
Costs of operations	(58,104)	(55,832)
Depreciation and amortization	(53,590)	(54,442)
General and administrative	(4,769)	(4,685)
Other items	(8,437)	(10,475)
Net income	51,465	45,200
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(29,035)	(38,849)
Net income allocated to common shareholders and common unitholders	$22,430	$6,351

(a) Includes EITF D-42 allocations to preferred equity holders of $13.5 million during the six months ended June 30, 2012 related to PSB’s redemption of preferred securities.
	June 30,	December 31,
	2013	2012

	(Amounts in thousands)

Total assets (primarily real estate)	$2,126,280	$2,151,817
Debt	340,000	468,102
Other liabilities	65,095	69,454
Equity:
Preferred stock and units	995,000	885,000
Common equity and units	726,185	729,261

Investment in Shurgard Europe

For all periods presented, we had a  49% equity investment in Shurgard Europe.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease approximately $19.8 million and $5.0 million during the six months ended June 30, 2013 and 2012, respectively.

We classify 49% of interest income and trademark license fees received from Shurgard Europe as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	Six Months Ended June 30,
	2013	2012

	(Amounts in thousands)

Our 49% equity share of:
Shurgard Europe’s net income	$5,018	$4,700
Interest income and trademark license fee	9,673	9,622

Total equity in earnings of Shurgard Europe	$14,691	$14,322

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2013	2012

For the six months ended June 30,	(Amounts in thousands)

Self-storage and ancillary revenues	$120,408	$121,323
Self-storage and ancillary cost of operations	(50,009)	(49,821)
Depreciation and amortization	(29,661)	(31,664)
General and administrative	(5,392)	(6,181)
Interest expense on third party debt	(2,631)	(4,526)
Trademark license fee payable to Public Storage	(1,205)	(1,214)
Interest expense on debt due to Public Storage	(18,536)	(18,423)
Lease termination charge and other	(2,733)	98

Net income	$10,241	$9,592
Average exchange rates Euro to the U.S. Dollar	1.313	1.297

	June 30,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$1,365,578	$1,427,037
Total debt to third parties	170,912	216,594
Total debt to Public Storage	404,526	410,995
Other liabilities	73,167	70,076
Equity	716,973	729,372

Exchange rate of Euro to U.S. Dollar	1.301	1.322

Other Investments

At June 30, 2013, the “Other Investments” include an aggregate common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to these limited partnerships:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$6,882	$6,695
Cost of operations and other expenses	(2,449)	(2,627)
Depreciation and amortization	(978)	(1,062)
Net income	$3,455	$3,006

	June 30,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$27,123	$27,710
Total accrued and other liabilities	1,556	1,291
Total Partners’ equity	25,567	26,419

5.   Loan Receivable from Unconsolidated Real Estate Entity

As of June 30, 2013 and December 31, 2012, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($404.5 million at June 30, 2013 and $411.0 million at December 31, 2012), which bears interest at a fixed rate of 9.0% per annum, has no required principal payments until maturity on February 15, 2015,  but can be prepaid in part or in full at any time without penalty.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized on our income statements as “foreign currency exchange (loss) gain.”  We recorded interest income with respect to this loan (representing 51% of the aggregate interest received; see Note 4) of approximately $4.7 million and $9.4 million for each of the three and six month periods ended June 30, 2013 and 2012, respectively.

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

6.   Line of Credit and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.925% to LIBOR plus 1.850% depending on our credit ratings (LIBOR plus 0.950% at June 30, 2013).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.400% per annum depending on our credit ratings (0.125% per annum at June 30, 2013).  See Note 13 regarding an amendment to our Credit Facility.  At December 31, 2012, outstanding borrowings under this Credit Facility totaled $133.0 million, which was repaid in full on January 16, 2013.  We had no outstanding borrowings on our Credit Facility at either June 30, 2013 or August 2, 2013.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.1 million at June 30, 2013 ($15.3 million at December 31, 2012).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2013.

The carrying amounts of our notes payable at June 30, 2013 and December 31, 2012 consist of the following (dollar amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

	June 30,	December 31,
	2013	2012
Unsecured Note Payable:
5.9% effective and stated note rate, interest only and payable semi-annually, matured in March 2013	$-	$186,460

Secured Notes Payable:
5.0% average effective rate, secured by 53 real estate facilities with a net book value of approximately $260.1 million at June 30, 2013 and stated note rates between 4.95% and 7.43%, maturing at varying dates between September 2013 and September 2028 (carrying amount includes $642 of unamortized premium at June 30, 2013 and $1,192 at December 31, 2012)	111,688	149,368

Total notes payable	$111,688	$335,828

Substantially all of our debt was assumed in connection with business combinations.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed and amortized over the remaining term of the debt using the effective interest method.

At June 30, 2013, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2013 (remainder)	$30,465
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$111,688
Weighted average effective rate	5.0%

Cash paid for interest totaled $6.2 million and $11.5 million for the six months ended June 30, 2013 and 2012, respectively.  Interest capitalized as real estate totaled $1.5 million in the six months ended June 30, 2013 (no interest was capitalized for the same period in 2012).

7.   Noncontrolling Interests

At June 30, 2013, third parties own i) interests in Subsidiaries that own an aggregate of 15 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively hereinafter as the “Noncontrolling Interests.”  At June 30, 2013, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

During the three and six months ended June 30, 2013, we allocated a total of $1.2 million and $2.2 million, respectively, in income, as compared to $0.8 million and $1.7 million for the same periods in 2012, respectively; and during the six months ended June 30, 2013 and 2012, we paid distributions of $3.2 million and $2.8 million, respectively, to the Noncontrolling Interests.  During the six months ended June 30, 2013, we acquired Noncontrolling Interests for $0.6 million in cash, substantially all of which was allocated to paid-in-capital.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

8.   Shareholders’ Equity

Preferred Shares

At June 30, 2013 and December 31, 2012, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2013		At December 31, 2012
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	-	-
Series X	3/13/2018	5.200%	9,000	225,000	-	-
Total Preferred Shares			142,500	$3,562,500	113,500	$2,837,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At June 30, 2013, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the Preferred Shares are not redeemable prior to the dates indicated on the table above.  On or after the respective dates, each of the series of Preferred Shares is redeemable at our option, in whole or in part, at $25.00 per depositary share, plus accrued and unpaid dividends.  Holders of the Preferred Shares cannot require us to redeem such shares.

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During the six months ended June 30, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred an aggregate of $23.3 million in issuance costs.

During the six months ended June 30, 2012, we issued an aggregate 48.4 million depositary shares, each representing 1/1,000 of a share of our Series S, Series T and Series U Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.2 billion in gross proceeds, and we incurred an aggregate of $38.5 million in issuance costs.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

In the six months ended June 30, 2012, we redeemed our Series E, Series L, Series M and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $833.3 million.  In the three months ended June 30 2012, we called for redemption our Series C, Series N and Series W Cumulative Preferred Shares; these shares were redeemed in the three months ended September 30, 2012, at par.  We recorded $13.4 million and $38.3 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2012, respectively, in connection with these redemptions.

Dividends

Common share dividends including amounts paid to our restricted share unitholders, totaled $215.4 million ($1.25 per share) and $188.3 million ($1.10 per share), for the three months ended June 30, 2013 and 2012, respectively, and $430.5 million ($2.50 per share) and $376.4 million ($2.20 per share), for the six months ended June 30, 2013 and 2012, respectively.  Preferred share dividends totaled $51.9 million for each of the three month periods ended June 30, 2013 and 2012, and $100.5 million and $107.0 million, for the six months ended June 30, 2013 and 2012, respectively.

9.   Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at June 30, 2013.

The Hughes Family has ownership interests in, and operates, approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal, subject to limitations, to acquire these 53 facilities if the Hughes Family or the underlying corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by tenants in these facilities.  During each of the six month periods ended June 30, 2013 and 2012, we received $0.3 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

PS Canada holds approximately a 2.2% interest in Stor-RE, a Subsidiary that provided liability and casualty insurance for PS Canada, the Company, and certain affiliates of the Company for occurrences prior to April 1, 2004.

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

Stock Options

Stock options vest over a three to five-year period, expire ten years after the grant date, and the exercise price is equal to the closing trading price of our common shares on the grant date.  Employees cannot require the Company to settle their award in cash.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and six months ended June 30, 2013, we recorded $0.7 million and $1.4 million, respectively, in compensation expense related to stock options, as compared to $0.6 million and $1.3 million for the same periods in 2012.

During the six months ended June 30, 2013, 235,000 stock options were granted, 228,179 options were exercised and 26,000 options were forfeited.  A total of 2,234,331 stock options were outstanding at June 30, 2013 (2,253,510 at December 31, 2012).

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

During the six months ended June 30, 2013, 193,675 RSUs were granted, 29,794 RSUs were forfeited and 134,565 RSUs vested.  This vesting resulted in the issuance of 89,447 common shares.  In addition, tax deposits totaling $6.8 million were made on behalf of employees in exchange for 45,118 common shares withheld upon vesting.

RSUs outstanding at June 30, 2013 and December 31, 2012 were 671,963 and 642,647, respectively.  A total of $6.3 million and $11.5 million in RSU expense was recorded for the three and six months ended June 30, 2013, respectively, which include approximately $0.1 million and $0.9 million, respectively, in employer taxes incurred upon vesting, as compared to $5.4 million and $10.0 million for the same periods in 2012, which include approximately $0.1 million and $0.9 million, respectively, in employer taxes incurred upon vesting.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,068 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2013, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Three months ended June 30, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$451,576	$-	$-	$-	$451,576
Ancillary operations	-	-	3,491	30,311	33,802
	451,576	-	3,491	30,311	485,378

Expenses:
Self-storage cost of operations	132,137	-	-	-	132,137
Ancillary cost of operations	-	-	1,319	9,115	10,434
Depreciation and amortization	90,249	-	688	-	90,937
General and administrative	-	-	-	14,085	14,085
	222,386	-	2,007	23,200	247,593

Operating income	229,190	-	1,484	7,111	237,785

Interest and other income	-	5,030	-	486	5,516
Interest expense	-	-	-	(647)	(647)
Equity in earnings of unconsolidated real estate entities	401	8,024	4,676	-	13,101
Foreign currency exchange gain	-	5,924	-	-	5,924
Net income	$229,591	$18,978	$6,160	$6,950	$261,679

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Three months ended June 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$424,060	$-	$-	$-	$424,060
Ancillary operations	-	-	3,638	28,095	31,733
	424,060	-	3,638	28,095	455,793

Expenses:
Self-storage cost of operations	133,102	-	-	-	133,102
Ancillary cost of operations	-	-	1,216	8,565	9,781
Depreciation and amortization	87,791	-	683	-	88,474
General and administrative	-	-	-	12,414	12,414
	220,893	-	1,899	20,979	243,771

Operating income	203,167	-	1,739	7,116	212,022

Interest and other income	-	4,960	-	580	5,540
Interest expense	-	-	-	(5,067)	(5,067)
Equity in earnings of unconsolidated real estate entities	385	7,480	731	-	8,596
Foreign currency exchange loss	-	(23,657)	-	-	(23,657)
Gain on real estate sales	1,263	-	-	-	1,263
Income (loss) from continuing operations	204,815	(11,217)	2,470	2,629	198,697
Discontinued operations	234	-	-	-	234
Net income (loss)	$205,049	$(11,217)	$2,470	$2,629	$198,931

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Six months ended June 30, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$891,241	$-	$-	$-	$891,241
Ancillary operations	-	-	7,024	58,013	65,037
	891,241	-	7,024	58,013	956,278

Expenses:
Self-storage cost of operations	273,130	-	-	-	273,130
Ancillary cost of operations	-	-	2,629	17,201	19,830
Depreciation and amortization	180,551	-	1,387	-	181,938
General and administrative	-	-	-	32,338	32,338
	453,681	-	4,016	49,539	507,236

Operating income	437,560	-	3,008	8,474	449,042

Interest and other income	-	10,068	-	1,029	11,097
Interest expense	-	-	-	(4,144)	(4,144)
Equity in earnings of unconsolidated real estate entities	767	14,691	9,286	-	24,744
Foreign currency exchange loss	-	(6,813)	-	-	(6,813)
Net income	$438,327	$17,946	$12,294	$5,359	$473,926

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Six months ended June 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$834,619	$-	$-	$-	$834,619
Ancillary operations	-	-	7,139	53,870	61,009
	834,619	-	7,139	53,870	895,628

Expenses:
Self-storage cost of operations	275,295	-	-	-	275,295
Ancillary cost of operations	-	-	2,520	16,779	19,299
Depreciation and amortization	173,915	-	1,383	-	175,298
General and administrative	-	-	-	28,819	28,819
	449,210	-	3,903	45,598	498,711

Operating income	385,409	-	3,236	8,272	396,917

Interest and other income	-	10,015	141	1,039	11,195
Interest expense	-	-	-	(10,401)	(10,401)
Equity in earnings of unconsolidated real estate entities	763	14,322	2,626	-	17,711
Foreign currency exchange loss	-	(11,500)	-	-	(11,500)
Gain on real estate sales	1,263	-	-	-	1,263
Income (loss) from continuing operations	387,435	12,837	6,003	(1,090)	405,185
Discontinued operations	468	-	-	-	468
Net income (loss)	$387,903	$12,837	$6,003	$(1,090)	$405,653

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

12.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried customary property, earthquake, general liability, employee medical insurance, and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of approximately $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

We reinsure a program that provides insurance to our tenants from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At June 30, 2013, there were approximately 761,000 certificate holders held by our self-storage tenants, representing aggregate coverage of approximately $1.6 billion.

13.Subsequent Events

During the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities (21 in Florida, five in Massachusetts, two in California, and one in Rhode Island), with an aggregate of approximately 2.3 million in net rentable square feet, at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions.

Effective July 17, 2013, pursuant to an amendment, our Credit Facility will bear annual interest at rates ranging from LIBOR plus an applicable margin ranging from 0.900% to 1.500%  (0.900% at July 17, 2013), and the quarterly facility fee will range from 0.125% to 0.300% (0.125% at July 17, 2013), in each case depending upon the ratio of our Total Indebtedness to our Gross Asset Value  (as defined in the Credit Facility).

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2013 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Impairment of Long-Lived Assets:  The analysis of impairment of our long-lived assets involves identification of indicators of impairment, projections of future operating cash flows, and estimates of fair values, all of which require significant judgment and subjectivity.  Others could come to materially different conclusions.  In addition, we may not have identified all current facts and circumstances that may affect impairment.  Any unidentified impairment loss, or change in conclusions, could have a material adverse impact on our net income.

Accruals for Operating Expenses:  Certain of our expenses are estimated based upon assumptions regarding past and future trends, such as losses for workers compensation, property taxes, and estimated claims for our tenant reinsurance program.  In certain jurisdictions we do not receive property tax bills for the current fiscal year until after our earnings are finalized, and as a result, we must estimate property tax expense based upon anticipated implementation of regulations and trends.  If our related estimates and assumptions are incorrect, our operating expenses could be misstated.

Accruals for Contingencies:    We may be currently liable for payments, due to legal or business risks, that we have not accrued, either because they are not probable or not estimable, or because we are not currently aware of our liability.  We may have to accrue additional amounts for these payments due to the results of further investigation, the litigation process, or otherwise.  Such accruals could have a material adverse impact on our net income.

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

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the six months ended June 30, 2013, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities and associated ancillary activities, as well as seeking additional investments in self-storage facilities.

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

Since the beginning of 2010 through June 30, 2013, we have acquired an aggregate of 80 self-storage facilities from third parties for approximately $567 million.    During the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities (21 in Florida, five in Massachusetts, two in California, and one in Rhode Island), with an aggregate of approximately 2.3 million in net rentable square feet, at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

At June 30, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.4 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $198 million, of which $74 million had been incurred at June 30, 2013, and the remaining costs are expected to be incurred in the second half of 2013 and in 2014.  Some of these projects are subject to significant contingencies.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  While we have no current plans to change our equity investments in these entities, it is possible that we may invest further in these entities in the future.

We believe that we are not dependent upon raising capital to fund our ongoing operations or meet our obligations.  However, we believe that access to capital is important to growing our asset base.  During the year ended December 31, 2012, we issued approximately $1.7 billion of preferred securities.  During January and March 2013, we issued $725.0 million of preferred securities at a coupon rate of 5.2%, representing historically low rates.  We believe that the current market coupon rates for our preferred securities are higher at approximately 6%.  If long-term interest rates increase in the future, it is likely that market coupon rates for our preferred securities will also increase.

Results of Operations

Operating results for the Three Months Ended June 30, 2013 and 2012

For the three months ended June 30, 2013, net income allocable to our common shareholders was $207.7 million or $1.20 per diluted common share, compared to $132.3 million or $0.77 per diluted common share for the same period in 2012, representing an increase of $75.4 million or $0.43 per diluted common share.  This increase is due primarily to (i) a $29.6 million increase from foreign currency exchange gains and losses incurred primarily in translating the value of our Euro-denominated loan receivable from Shurgard Europe into U.S. Dollars, (ii) a $28.5 million increase in self-storage net operating income, and (iii) a $16.8 million increase from reduced allocations of net income to preferred shareholders due to the application of EITF D-42 to our, and our equity share of PSB’s, redemptions of preferred securities.

Operating results for the Six Months Ended June 30, 2013 and 2012

For the six months ended June 30, 2013, net income allocable to our common shareholders was $369.6 million or $2.14 per diluted common share, compared to $257.7 million or $1.50 per diluted common share for the same period in 2012, representing an increase of $111.9 million or $0.64 per diluted common share.  This increase is due primarily to a $58.8 million increase in self-storage net operating income, combined with a $43.9 million increase from reduced allocations of net income to preferred shareholders due to the application of EITF D-42 to our, and our equity share of PSB’s, redemptions of preferred securities.

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

For the three months ended June 30, 2013, FFO was $1.83 per diluted common share, as compared to $1.38 for the same period in 2012, representing an increase of $0.45 per diluted common share.

For the six months ended June 30, 2013, FFO was $3.40 per diluted common share, as compared to $2.73 for the same period in 2012, representing an increase of $0.67 per diluted common share.

The following table reconciles from our net income to FFO and FFO per diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$261,679	$198,931	$473,926	$405,653
Adjust for amounts not included in FFO:
Depreciation and amortization, including discontinued
operations	90,937	88,588	181,938	175,526
Depreciation from unconsolidated real estate investments	18,158	18,823	37,061	38,564
Gain on real estate sales	-	(1,263)	-	(1,263)
FFO allocable to equity holders	370,774	305,079	692,925	618,480
Less allocation of FFO to:
Noncontrolling equity interests	(1,770)	(1,502)	(3,401)	(3,220)
Preferred shareholders - distributions	(51,907)	(51,910)	(100,497)	(107,005)
Preferred shareholders - redemptions	-	(13,427)	-	(38,327)
Restricted share unitholders	(1,296)	(869)	(2,401)	(1,792)
FFO allocable to common shares	$315,801	$237,371	$586,626	$468,136
Diluted weighted average common shares	172,647	171,560	172,580	171,487
FFO per share	$1.83	$1.38	$3.40	$2.73

In addition to FFO, we often discuss “Core FFO” per share which is also a non-GAAP measure that represents FFO per share, adjusted to exclude the impact of (i) foreign currency exchange gains and losses, representing a gain of $5.9 million and a loss of $6.8 million for the three and six months ended June 30, 2013, respectively (losses of $23.7 million and $11.5 million for the same periods in 2012), (ii) the impact of  EITF D-42, including our equity share from PSB, representing charges totaling $16.8 million and $43.9 million for the three and six months ended June 30, 2012, respectively (none for the same periods in 2013), and (iii) our $1.4 million equity share of charges incurred by Shurgard Europe in closing a facility during the six months ended June 30, 2013.  We believe Core FFO is a helpful measure in understanding our ongoing earnings.  We also believe that the analyst community, likewise, reviews our Core FFO and Core FFO per share (or similar measures using different terminology).  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other REITs may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles from FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

FFO per share	$1.83	$1.38	32.6%	$3.40	$2.73	24.5%
Eliminate the per share impact of items excluded
from Core FFO:
Foreign currency exchange (gain) loss	(0.03)	0.14		0.04	0.07
Application of EITF D-42	-	0.10		-	0.26
Shurgard Europe's facility closure charge	-	-		0.01	-
Core FFO per share	$1.80	$1.62	11.1%	$3.45	$3.06	12.7%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the six months ended June 30, 2013.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2011, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$420,146	$399,725	5.1%	$829,750	$788,224	5.3%
Non Same Store Facilities	31,430	24,335	29.2%	61,491	46,395	32.5%
Total rental income	451,576	424,060	6.5%	891,241	834,619	6.8%
Cost of operations:
Same Store Facilities	122,587	125,126	(2.0)%	253,945	259,537	(2.2)%
Non Same Store Facilities	9,550	7,976	19.7%	19,185	15,758	21.7%
Total cost of operations	132,137	133,102	(0.7)%	273,130	275,295	(0.8)%
Net operating income (a):
Same Store Facilities	297,559	274,599	8.4%	575,805	528,687	8.9%
Non Same Store Facilities	21,880	16,359	33.7%	42,306	30,637	38.1%
Total net operating income	319,439	290,958	9.8%	618,111	559,324	10.5%
Depreciation and amortization expense:
Same Store Facilities	(76,563)	(81,273)	(5.8)%	(153,461)	(158,184)	(3.0)%
Non Same Store Facilities	(13,686)	(6,518)	110.0%	(27,090)	(15,731)	72.2%
Total depreciation and amortization expense	(90,249)	(87,791)	2.8%	(180,551)	(173,915)	3.8%
Total net income	$229,190	$203,167	12.8%	$437,560	$385,409	13.5%

Number of facilities at period end:
Same Store Facilities				1,949	1,949	-
Non Same Store Facilities				119	102	16.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				122,823	122,823	-
Non Same Store Facilities				9,336	7,754	20.4%

(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2012 and 2013.  The following table summarizes the historical operating results of these 1,949 facilities (122.8 million net rentable square feet) that represent approximately 93% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2013.

Selected Operating Data for the Same Store Facilities (1,949 facilities)
	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$399,803	$379,957	5.2%	$788,910	$748,638	5.4%
Late charges and administrative fees	20,343	19,768	2.9%	40,840	39,586	3.2%
Total revenues (a)	420,146	399,725	5.1%	829,750	788,224	5.3%

Cost of operations:
Property taxes	44,031	42,051	4.7%	88,789	85,193	4.2%
On-site property manager payroll	25,508	24,448	4.3%	51,224	50,479	1.5%
Supervisory payroll	8,679	8,547	1.5%	17,785	17,537	1.4%
Repairs and maintenance	9,086	10,443	(13.0)%	19,910	22,678	(12.2)%
Utilities	8,558	8,301	3.1%	17,817	17,748	0.4%
Advertising and selling expense	6,412	10,586	(39.4)%	13,865	21,117	(34.3)%
Other direct property costs	12,439	12,541	(0.8)%	25,040	24,795	1.0%
Allocated overhead	7,874	8,209	(4.1)%	19,515	19,990	(2.4)%
Total cost of operations (a)	122,587	125,126	(2.0)%	253,945	259,537	(2.2)%
Net operating income (b)	297,559	274,599	8.4%	575,805	528,687	8.9%
Depreciation and amortization expense	(76,563)	(81,273)	(5.8)%	(153,461)	(158,184)	(3.0)%
Net income	$220,996	$193,326	14.3%	$422,344	$370,503	14.0%

Gross margin (before depreciation and amortization)	70.8%	68.7%	3.1%	69.4%	67.1%	3.4%

Weighted average for the period:
Square foot occupancy (c)	94.0%	92.4%	1.7%	93.0%	91.3%	1.9%
Realized annual rental income per:
Occupied square foot (d)	$13.85	$13.39	3.4%	$13.81	$13.35	3.4%
Available square foot (“REVPAF”) (d)	$13.02	$12.37	5.3%	$12.85	$12.19	5.4%
Weighted average at June 30:
Square foot occupancy				94.9%	93.1%	1.9%
Annual contract rent per occupied square foot (e)				$14.59	$14.28	2.2%

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements for the three and six months ended June 30, 2013 and 2012.
(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.1% in the three months ended June 30, 2013 as compared to the same period in 2012 due to a 1.7% increase in average occupancy and a 3.4% increase in realized rent per occupied square foot.  Revenues generated by our Same Store Facilities increased by 5.3% in the six months ended June 30, 2013 as compared to the same period in 2012 due to a 1.9% increase in average occupancy and a 3.4% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot in both periods was due primarily to rent increases for tenants that have been renting with us longer than one year, and to a lesser extent, a reduction in promotional discounts given to new tenants.

Same Store average occupancy levels were 2.0% higher on a year-over-year basis as we began 2013.  This positive spread stayed consistent throughout most of the three and six months ended June 30, 2013, as compared to the same periods last year.  We expect the year-over-year occupancy spread to narrow during the balance of 2013, as comparisons become more difficult.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing tenants, the level of promotional activities required, and the average length of stay of our tenants.

We believe that high occupancies maximize our revenue.  We seek to maintain an average occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

During the three months ended June 30, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $12.78 and $12.74, respectively, and the average annualized contractual rents per occupied square foot for tenants that vacated were $13.43 and $13.38, respectively.  During the six months ended June 30, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $12.65 and $12.64, respectively, and the average annualized contractual rents per occupied square foot for tenants that vacated were $13.38 and $13.40, respectively.  Although rental rates for new tenants moving in were relatively flat in each of the three and six months ended June 30, 2013, as compared to last year, we were able to reduce the level of promotional discounts given.  Promotional discounts given totaled $19.4 million and $38.3 million for the three and six months ended June 30, 2013, respectively, as compared to $21.9 million and $44.3 million for comparable periods in 2012.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  The level of revenue growth in the remainder of 2013 resulting from rate increases to existing tenants will depend upon the level of rent increases and the resulting level of incremental move-outs.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 2.0% and 2.2% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The decrease was due primarily to reductions in repairs and maintenance and advertising and selling expense, offset partially by increases in property tax expense.

Property tax expense increased 4.7% and 4.2% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due primarily to higher assessed values.  We expect property tax growth of approximately 5% in the remainder of 2013 as compared to the same periods in 2012.

On-site property manager payroll expense increased 4.3% and 1.5% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increases are due primarily to increases in claims incurred for employee health plans, combined with higher workers compensation insurance expense.  We expect moderate increases in on-site property manager payroll expense for the remainder of 2013 as compared to the same periods in 2012.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.5% and 1.4% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012 due principally to increased salaries and incentives.  During the remainder of 2013, we expect moderate growth in supervisory payroll as compared to the same periods in 2012.

Repairs and maintenance expense decreased 13.0% and 12.2% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  Repair and maintenance costs include snow removal expense, which is incurred primarily in the first and fourth quarters of the year.  Snow removal costs increased $1.5 million during the six months ended June 30, 2013 as compared to the same period in 2012, due to higher snowfall.  Excluding snow removal costs, repairs and maintenance decreased 20.8% in the six months ended June 30, 2013 as compared to the same period in 2012.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs as well as when repair work can be accomplished, inflation in material and labor costs, and random events.  We expect repairs and maintenance expense (excluding snow removal expense which totaled $0.4 million in the three months ended December 31, 2012) to be flat in the remainder of 2013 as compared to the same periods in 2012.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expenses increased 3.1% and 0.4% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due primarily to increased usage.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising, and the operating costs of our telephone reservation center.  These costs declined 39.4% and 34.3% in the three and six months ended June 30 2013, respectively, as compared to the same periods in 2012, due primarily to the phase-out of our yellow page advertising program as of December 31, 2012, as well as reduced television advertising and Internet search costs as a result of high occupancies.  We expect continued declines in advertising and selling expense in the remainder of 2013 as compared to the same periods in 2012, however, at a much more moderate level of decline than experienced during the first half of 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs decreased 0.8% and increased 1.0% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  We expect moderate increases in other direct property costs in the remainder of 2013 as compared to the same periods in 2012.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 4.1% and 2.4% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  We expect inflationary growth in allocated overhead in the remainder of 2013 as compared to the same periods in 2012.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2013	$409,604	$420,146
2012	$388,499	$399,725	$418,085	$410,489	$1,616,798

Total cost of operations:
2013	$131,358	$122,587
2012	$134,411	$125,126	$122,987	$102,936	$485,460

Property taxes:
2013	$44,758	$44,031
2012	$43,142	$42,051	$40,703	$26,295	$152,191

Repairs and maintenance:
2013	$10,824	$9,086
2012	$12,235	$10,443	$8,500	$8,901	$40,079

Advertising and selling expense:
2013	$7,453	$6,412
2012	$10,531	$10,586	$10,216	$7,538	$38,871

REVPAF:
2013	$12.67	$13.02
2012	$12.01	$12.37	$12.93	$12.73	$12.51

Weighted average realized annual rent per occupied square foot:
2013	$13.79	$13.85
2012	$13.30	$13.39	$13.90	$13.83	$13.61

Weighted average occupancy levels for the period:
2013	91.9%	94.0%
2012	90.3%	92.4%	93.0%	92.1%	91.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)

Revenues:
Los Angeles (177 facilities)	$57,545	$54,871	4.9%	$113,913	$108,324	5.2%
San Francisco (126 facilities)	35,780	34,016	5.2%	70,601	66,877	5.6%
New York (78 facilities)	27,566	25,718	7.2%	54,702	50,756	7.8%
Chicago (125 facilities)	26,235	25,048	4.7%	51,609	49,363	4.5%
Washington DC (72 facilities)	20,278	19,673	3.1%	40,063	38,826	3.2%
Seattle-Tacoma (85 facilities)	20,268	19,143	5.9%	39,817	37,540	6.1%
Miami (59 facilities)	17,242	16,551	4.2%	34,193	32,751	4.4%
Dallas-Ft. Worth (99 facilities)	16,728	15,830	5.7%	33,022	31,310	5.5%
Houston (80 facilities)	15,199	14,177	7.2%	30,063	27,972	7.5%
Atlanta (89 facilities)	14,613	14,066	3.9%	28,980	28,002	3.5%
Philadelphia (55 facilities)	11,052	10,788	2.4%	21,828	21,410	2.0%
Denver (47 facilities)	9,834	9,164	7.3%	19,174	17,784	7.8%
Minneapolis-St. Paul (41 facilities)	8,441	7,750	8.9%	16,341	15,100	8.2%
Portland (41 facilities)	7,430	7,107	4.5%	14,663	13,917	5.4%
Orlando-Daytona (45 facilities)	7,184	6,902	4.1%	14,292	13,681	4.5%
All other markets (730 facilities)	124,751	118,921	4.9%	246,489	234,611	5.1%
Total revenues	$420,146	$399,725	5.1%	$829,750	$788,224	5.3%

Net operating income:
Los Angeles	$45,750	$42,527	7.6%	$89,386	$82,733	8.0%
San Francisco	27,810	26,100	6.6%	54,342	50,360	7.9%
New York	19,347	16,912	14.4%	36,654	31,678	15.7%
Chicago	14,886	13,782	8.0%	27,577	25,477	8.2%
Washington DC	15,352	14,741	4.1%	29,803	28,613	4.2%
Seattle-Tacoma	15,383	14,066	9.4%	29,738	27,076	9.8%
Miami	11,864	11,319	4.8%	23,069	21,630	6.7%
Dallas-Ft. Worth	10,860	9,965	9.0%	21,271	19,479	9.2%
Houston	10,161	9,014	12.7%	19,958	17,503	14.0%
Atlanta	10,070	9,359	7.6%	19,767	18,182	8.7%
Philadelphia	7,523	7,394	1.7%	14,420	14,155	1.9%
Denver	7,016	6,391	9.8%	13,434	12,082	11.2%
Minneapolis-St. Paul	5,518	4,828	14.3%	10,144	8,964	13.2%
Portland	5,514	5,150	7.1%	10,665	9,711	9.8%
Orlando-Daytona	4,608	4,421	4.2%	9,127	8,589	6.3%
All other markets	85,897	78,630	9.2%	166,450	152,455	9.2%
Total net operating income	$297,559	$274,599	8.4%	$575,805	$528,687	8.9%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Weighted average square foot occupancy:
Los Angeles	94.2%	92.9%	1.4%	93.7%	92.4%	1.4%
San Francisco	95.0%	93.7%	1.4%	94.2%	93.0%	1.3%
New York	95.4%	92.7%	2.9%	94.6%	92.0%	2.8%
Chicago	95.0%	93.1%	2.0%	93.4%	92.0%	1.5%
Washington DC	94.4%	93.2%	1.3%	92.9%	91.8%	1.2%
Seattle-Tacoma	94.0%	91.6%	2.6%	92.6%	90.6%	2.2%
Miami	93.7%	92.3%	1.5%	93.3%	92.1%	1.3%
Dallas-Ft. Worth	93.8%	92.1%	1.8%	92.8%	91.0%	2.0%
Houston	93.7%	91.7%	2.2%	93.0%	90.7%	2.5%
Atlanta	92.2%	90.4%	2.0%	91.0%	89.7%	1.4%
Philadelphia	94.0%	92.1%	2.1%	92.5%	91.4%	1.2%
Denver	96.2%	95.6%	0.6%	94.8%	93.2%	1.7%
Minneapolis-St. Paul	95.7%	94.0%	1.8%	93.0%	90.8%	2.4%
Portland	94.8%	93.4%	1.5%	93.8%	91.9%	2.1%
Orlando-Daytona	93.3%	91.7%	1.7%	92.8%	90.8%	2.2%
All other markets	93.6%	92.0%	1.7%	92.5%	90.8%	1.9%
Total weighted average occupancy	94.0%	92.4%	1.7%	93.0%	91.3%	1.9%

Realized annual rent per occupied square foot:
Los Angeles	$19.76	$19.14	3.2%	$19.64	$18.98	3.5%
San Francisco	19.65	18.93	3.8%	19.54	18.74	4.3%
New York	21.44	20.54	4.4%	21.43	20.39	5.1%
Chicago	13.37	12.98	3.0%	13.38	12.95	3.3%
Washington DC	19.90	19.51	2.0%	19.95	19.54	2.1%
Seattle-Tacoma	14.76	14.31	3.1%	14.73	14.17	4.0%
Miami	16.55	16.07	3.0%	16.44	15.90	3.4%
Dallas-Ft. Worth	10.77	10.37	3.9%	10.74	10.36	3.7%
Houston	11.14	10.63	4.8%	11.08	10.59	4.6%
Atlanta	10.17	9.93	2.4%	10.18	9.92	2.6%
Philadelphia	13.09	13.03	0.5%	13.11	13.00	0.8%
Denver	12.89	12.07	6.8%	12.75	12.00	6.3%
Minneapolis-St. Paul	11.91	11.10	7.3%	11.86	11.19	6.0%
Portland	13.92	13.52	3.0%	13.89	13.45	3.3%
Orlando-Daytona	10.76	10.50	2.5%	10.74	10.48	2.5%
All other markets	11.21	10.87	3.1%	11.20	10.85	3.2%
Total realized rent per square foot	$13.85	$13.39	3.4%	$13.81	$13.35	3.4%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
REVPAF:
Los Angeles	$18.61	$17.77	4.7%	$18.41	$17.54	5.0%
San Francisco	18.67	17.73	5.3%	18.41	17.43	5.6%
New York	20.44	19.03	7.4%	20.27	18.76	8.0%
Chicago	12.70	12.09	5.0%	12.49	11.91	4.9%
Washington DC	18.78	18.18	3.3%	18.54	17.94	3.3%
Seattle-Tacoma	13.87	13.11	5.8%	13.64	12.84	6.2%
Miami	15.50	14.84	4.4%	15.35	14.65	4.8%
Dallas-Ft. Worth	10.10	9.55	5.8%	9.96	9.43	5.6%
Houston	10.43	9.75	7.0%	10.31	9.60	7.4%
Atlanta	9.38	8.98	4.5%	9.27	8.91	4.0%
Philadelphia	12.30	12.01	2.4%	12.13	11.89	2.0%
Denver	12.40	11.54	7.5%	12.09	11.18	8.1%
Minneapolis-St. Paul	11.40	10.43	9.3%	11.03	10.16	8.6%
Portland	13.20	12.62	4.6%	13.03	12.36	5.4%
Orlando-Daytona	10.04	9.63	4.3%	9.97	9.52	4.7%
All other markets	10.50	9.99	5.1%	10.36	9.85	5.2%
Total REVPAF	$13.02	$12.37	5.3%	$12.85	$12.19	5.4%
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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2013  represent 119 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2011, or that we did not own as of January 1, 2011.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Facilities acquired in 2013” includes three facilities acquired from third parties.  “Facilities acquired in 2012” includes 24 facilities acquired from third parties.  “Other facilities” includes all other facilities that were not stabilized as of January 1, 2011, including three facilities that we obtained control of and began consolidating in 2012.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
Facilities acquired in 2013	$337	$-	$337	$377	$-	$377
Facilities acquired in 2012	5,285	1,341	3,944	10,242	1,479	8,763
Other facilities	25,808	22,994	2,814	50,872	44,916	5,956
Total rental income	31,430	24,335	7,095	61,491	46,395	15,096

Cost of operations before depreciation and amortization expense:
Facilities acquired in 2013	$151	$-	$151	$160	$-	$160
Facilities acquired in 2012	2,007	649	1,358	3,898	698	3,200
Other facilities	7,392	7,327	65	15,127	15,060	67
Total cost of operations	9,550	7,976	1,574	19,185	15,758	3,427

Net operating income and net income:
Facilities acquired in 2013	$186	$-	$186	$217	$-	$217
Facilities acquired in 2012	3,278	692	2,586	6,344	781	5,563
Other facilities	18,416	15,667	2,749	35,745	29,856	5,889
Total net operating income (a)	21,880	16,359	5,521	42,306	30,637	11,669
Depreciation and amortization expense	(13,686)	(6,518)	(7,168)	(27,090)	(15,731)	(11,359)
Net income	$8,194	$9,841	$(1,647)	$15,216	$14,906	$310

At June 30:
Square foot occupancy:
Facilities acquired in 2013				69.0%	-	-
Facilities acquired in 2012				91.1%	78.1%	16.6%
Other facilities				90.7%	88.6%	2.4%
				90.2%	87.5%	3.1%

Annual contract rent per occupied square foot:
Facilities acquired in 2013				$12.28	$-	-
Facilities acquired in 2012				12.70	13.88	(8.5)%
Other facilities				15.88	15.62	1.7%
				15.14	15.45	(2.0)%

Number of Facilities:
Facilities acquired in 2013				3	-	3
Facilities acquired in 2012				24	10	14
Other facilities				92	92	-
				119	102	17
Net rentable square feet (in thousands):
Facilities acquired in 2013				229	-	229
Facilities acquired in 2012				1,908	848	1,060
Other facilities				7,199	6,906	293
				9,336	7,754	1,582

(a)  See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and six months ended June 30,  2013 and 2012.

During 2012, we acquired 24 self-storage facilities from third parties for $225.5 million, and during the first six months of 2013, we acquired three facilities from third parties for $21.5 million.  The weighted average annualized yield for the facilities acquired in 2012 (excluding one facility we acquired for $28.5 million that is subject to significant additional development) was 6.3% during the first six months of 2013.  The weighted average annualized yield with respect to the 2013 acquisitions is not meaningful due to our limited ownership period.

During the six months ended June 30, 2013, we completed expansions to existing self-storage facilities, adding 293,000 net rentable square feet of self-storage space, at an aggregate cost of $19.9 million.

We expect to increase the number of Non Same Storage Facilities over at least the next twelve months through development of additional self-storage space and acquisitions of existing facilities from third parties.  At June 30, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.4 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $198 million, of which $74 million had been incurred at June 30, 2013, and the remaining costs are expected to be incurred in the second half of 2013 and in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

During the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities (21 in Florida, five in Massachusetts, two in California, and one in Rhode Island), with an aggregate of approximately 2.3 million in net rentable square feet, at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of rent to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during the remainder of 2013 as these facilities approach stabilized occupancy levels.

Equity in earnings of unconsolidated real estate entities

At June 30, 2013, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and six months ended June 30, 2013 and 2012 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$4,676	$731	$3,945	$9,286	$2,626	$6,660
Shurgard Europe	8,024	7,480	544	14,691	14,322	369
Other Investments	401	385	16	767	763	4
Total equity in earnings	$13,101	$8,596	$4,505	$24,744	$17,711	$7,033

Investment in PSB:    At June 30, 2013, we have an approximate 41% common equity interest in PSB, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2013, PSB owned and operated 28.2 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to  $4.7 million and $9.3  million in the three and six months ended June 30, 2013, respectively from $0.7 million and $2.6 million in the same periods in 2012, respectively.  These increases are due primarily to our equity share, totaling $3.4 million and $5.6 million during the three and six months ended June 30, 2012, respectively, of EITF D-42 charges from PSB’s redemptions of preferred securities (none in 2013).  See Note 4 to our June 30, 2013 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At June 30, 2013, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10.0 million net rentable square feet.  Selected financial data for Shurgard Europe for the six months ended June 30, 2013 and 2012 is included in Note 4 to our June 30, 2013 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe increased to $8.0 million and $14.7 million for the three and six months ended June 30, 2013, respectively, as compared to $7.5 million and  $14.3 million during the same periods in 2012.  These increases  were due primarily to i) reduced interest expense on Shurgard Europe’s loan payable to Wells Fargo as a result of principal reduction and lower interest rates and ii) lower depreciation expense, offset by iii) reduced property net operating income, primarily from European Same Store facilities noted below.  Equity in earnings for the six months ended June 30, 2013 were also negatively impacted by lease termination costs associated with a self-storage facility in France that was closed in the six months ended June 30, 2013.

Shurgard Europe has no development pipeline and no expectations in the short-term of acquiring any facilities from third parties.  Accordingly, at least in the short-term, our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard Europe conducts its business, principally the Euro.

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

The following table reflects 100% of the operating results of those 163 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three and six months ended June 30, 2013.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our June 30, 2013 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three and six months ended June 30, 2013 and 2012.  Shurgard Europe’s consolidated operating results include 24 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (163 facilities):	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$46,359	$47,797	(3.0)%	$93,342	$95,727	(2.5)%
Less: Cost of operations (excluding depreciation and amortization expenses)	20,728	20,267	2.3%	40,791	41,028	(0.6)%
Net operating income (b)	$25,631	$27,530	(6.9)%	$52,551	$54,699	(3.9)%

Gross margin	55.3%	57.6%	(4.0)%	56.3%	57.1%	(1.4)%

Weighted average for the period:
Square foot occupancy (c)	80.2%	83.4%	(3.8)%	80.3%	83.5%	(3.8)%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)	$26.23	$26.00	0.9%	$26.40	$26.03	1.4%
Available square foot (“REVPAF”) (d)	$21.03	$21.69	(3.0)%	$21.20	$21.73	(2.4)%

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.305	1.305	-	1.313	1.313	-
Actual historical exchange rates	1.305	1.284	1.6%	1.313	1.297	1.2%

(a)  In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and six months ended June 30, 2012 have been restated using the actual exchange rates for the three and six months ended June 30, 2013.

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

Net operating income decreased 6.9% and 3.9% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, due to reductions of 3.0% and 2.5%, respectively, in rental income,  and an increase of 2.3%, with respect to the three month periods, in costs of operations.  Revenue for the United Kingdom was reduced $0.7 million (11.2%) and $1.4 million (10.7%) for the three and six month periods, respectively, due to the imposition of a 20% value-added tax on rental revenues effective November 1, 2012 which reduced our realized rents to new and existing customers.  Based upon current operating trends and metrics, we expect Shurgard Europe’s Same Store Facilities to experience a year over year reduction in revenues during the remainder of 2013.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at June 30, 2013 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our June 30, 2013 financial statements under the “Other Investments” for the operating results of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our June 30, 2013 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$21,162	$19,423	$1,739	$41,399	$38,015	$3,384
Commercial	3,491	3,638	(147)	7,024	7,139	(115)
Merchandise and other	9,149	8,672	477	16,614	15,855	759
Total revenues	33,802	31,733	2,069	65,037	61,009	4,028

Ancillary Cost of Operations:
Tenant reinsurance	3,767	3,316	451	7,469	6,849	620
Commercial	1,319	1,216	103	2,629	2,520	109
Merchandise and other	5,348	5,249	99	9,732	9,930	(198)
Total cost of operations	10,434	9,781	653	19,830	19,299	531

Commercial depreciation	688	683	5	1,387	1,383	4

Ancillary net income:
Tenant reinsurance	17,395	16,107	1,288	33,930	31,166	2,764
Commercial	1,484	1,739	(255)	3,008	3,236	(228)
Merchandise and other	3,801	3,423	378	6,882	5,925	957
Total ancillary net income	$22,680	$21,269	$1,411	$43,820	$40,327	$3,493

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

The increase in tenant insurance revenues in the three and six months ended June 30, 2013, as compared to the same periods in 2012, was due primarily to (i) an increase in the number of tenants participating in the insurance program, due to a larger tenant base combined with a higher participation level, and (ii) an increase in average premium rates.  On average, approximately 65%, and 64% of our tenants had such policies during the three and six months ended June 30, 2013, as compared to 63% for each of the same periods in 2012.  We expect less growth in the percentage of tenants with insurance policies, and approximately flat premium rates, in the remainder of 2013 as compared to the growth experienced in the first six months of 2013.

Commercial operations: We also operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  During the three and six months ended June 30, 2013 as compared to the same periods in 2012, merchandise sales and margins improved primarily as a result of higher retail prices for our locks, combined with higher sales volumes for other products.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.

Other Income and Expense Items

Interest and other income:  Interest and other income was $5.5 million and $11.1 million in the three and six months ended June 30, 2013, as compared to $5.5 million and $11.2 million for the same periods in 2012.  Interest and other income primarily includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while the remaining 49% is presented as additional equity in earnings on our statements of income.

Interest and other income received from Shurgard Europe was $5.0 million and $10.1 million in the three and six months ended June 30, 2013, as compared to $5.0 million and $10.0 million for the same periods in 2012.

The loan receivable from Shurgard Europe is denominated in Euros, has a balance of €311.0 million ($404.5 million) as of June 30, 2013, and matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank, with a principal amount of €127.0 million at June 30, 2013, requires significant principal repayments through the maturity date in November 2014.  As a result, in the year ended December 31, 2012 and the six months ended June 30, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited (except as noted below regarding a potential refinancing) until the bank loan is repaid.

Shurgard Europe is considering refinancing all or a portion of the amount owed to us which,  when and if consummated,  would result in reduced interest income.

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

Depreciation and amortization: Depreciation and amortization increased to $90.9 million and $181.9 million for the three and six months ended June 30, 2013, as compared to $88.5 million and $175.3 million in the same periods in 2012, due principally to newly acquired facilities.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)

Share-based compensation expense	$7,005	$5,978	$1,027	$12,899	$11,283	$1,616
Costs of senior executives	416	416	-	4,473	3,900	573
Development and acquisition overhead	1,276	953	323	3,011	3,466	(455)
Tax compliance costs and taxes paid	1,111	1,089	22	2,392	2,600	(208)
Legal costs	641	467	174	2,122	1,999	123
Public company costs	751	707	44	1,670	1,517	153
Other costs	2,885	2,804	81	5,771	4,054	1,717
Total	$14,085	$12,414	$1,671	$32,338	$28,819	$3,519

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  Share-based compensation cost increased $1.0 million and $1.6 million in the three and six months ended June 30, 2013 as compared to the same periods in 2012, due primarily to additional share-based grants.  We expect share-based compensation expense to increase in the remainder of 2013 as compared to the same periods in 2012, at a rate similar to that experienced in the three months ended June 30, 2013.  See Note 10 to our June 30, 2013 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increase in the six months ended June 30, 2013 as compared to the same periods in 2012 is due to an increase in incentive compensation.

Development and acquisition overhead represents the internal and external expenses of identifying, evaluating, and implementing our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $0.1 million and $0.2 million were incurred in connection with the acquisition of real estate facilities in the three and six months ended June 30, 2013 as compared to $0.1 million and $0.9 million in the same periods in 2012.  We expect an increase in ongoing development and acquisition overhead in the remainder of 2013 due to the expansion of our development and acquisition activities.  Subsequent to June 30, 2013, we completed approximately $101 million in acquisitions, and have another $273 million currently under contract.  Any further costs to be incurred in the remainder of 2013 will depend upon the level of future acquisition activities, which is not determinable.

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

Other costs increased in the six months ended June 30, 2013 due primarily to an increase in employee termination costs.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest expense: Interest expense was $0.6 million and $4.1 million for the three and six months ended June 30, 2013 as compared to $5.1 million and $10.4 million for the same periods in 2012.

The decrease in the three and six months ended June 30, 2013 as compared to the same periods in 2012, is due primarily to principal repayments on our mortgage debt and repayment of our senior unsecured notes, combined with increases of $1.0 million and $1.5 million in capitalized interest in the three and six months ended June 30, 2013 associated with our development activities.  See Note 6 to our June 30, 2013 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.  We expect that a majority of our interest expense in the remainder of 2013 will be capitalized as real estate costs.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation gain of $5.9 million and a foreign currency translation loss of $6.8 million in the three and six months ended June 30, 2013, respectively, as compared to losses of $23.7 million and $11.5 million for the same periods in 2012, respectively, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.301, 1.282 and 1.322 at June 30, 2013, March 31, 2013 and December 31, 2012, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed from Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.  Shurgard Europe is considering refinancing all or a portion of the amounts owed to us which, when and if completed, would result in reduced foreign exchange gains and losses.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred shares.  During 2012, we redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 decreased $13.4 million and $38.3 million in the three and six months ended June 30, 2013, as compared to the same periods in 2012, due to a decrease in preferred share redemption activities.  Net income allocable to preferred shareholders associated with distributions decreased during the three and six months ended June 30, 2013, as compared to the same periods in 2012, due primarily to lower average dividend rates and lower average outstanding preferred shares.  Based upon our preferred shares outstanding at June 30, 2013, our quarterly distribution to our preferred shareholders is expected to be approximately $51.9 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$297,559	$274,599	$575,805	$528,687
Non Same Store Facilities	21,880	16,359	42,306	30,637
	319,439	290,958	618,111	559,324

Self-storage depreciation expense:
Same Store Facilities	(76,563)	(81,273)	(153,461)	(158,184)
Non Same Store Facilities	(13,686)	(6,518)	(27,090)	(15,731)
	(90,249)	(87,791)	(180,551)	(173,915)

Self-storage net income:
Same Store Facilities	220,996	193,326	422,344	370,503
Non Same Store Facilities	8,194	9,841	15,216	14,906
Total net income from self-storage	229,190	203,167	437,560	385,409

Ancillary operating revenue	33,802	31,733	65,037	61,009
Ancillary cost of operations	(10,434)	(9,781)	(19,830)	(19,299)
Commercial depreciation and amortization	(688)	(683)	(1,387)	(1,383)
General and administrative expenses	(14,085)	(12,414)	(32,338)	(28,819)
Operating income	$237,785	$212,022	$449,042	$396,917

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

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A+” by Fitch Ratings.  In recent years, we have been one of the largest and most frequent issuers of preferred equity in the U.S.

Summary of Current Cash Balances and Short-term Capital Commitments:  At June 30, 2013, cash and cash equivalents totaled $410.9 million.  Short-term (through December 31, 2013) capital commitments include the following: (i) during the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions, (ii) we have $30 million in scheduled principal repayments in the remainder of 2013 and (iii) we have remaining commitments on development projects of approximately $124 million, of which approximately $50 million we expect to incur in the second half of 2013.  We have no other significant commitments during the remainder of 2013, however, we expect to expand our development and acquisition activities which may increase our short-term capital commitments significantly.

We expect to fund our capital commitments with cash on hand at June 30, 2013, retained operating cash flow, and, to the extent such resources are insufficient, we would seek to raise additional capital through the issuance of either common or preferred equity.  We may also use borrowings on our revolving line of credit as a short-term bridge to finance our commitments until we are able to finance with permanent capital.

Access to Additional Capital: We have a revolving line of credit for borrowings up to $300 million which expires March 21, 2017, with no outstanding borrowings at August 2, 2013.  We seldom borrow on the line of credit and generally view borrowings on the line as a means to bridge capital needs until we are able to refinance them with permanent capital.  When seeking capital, we select the lowest-cost form of permanent capital.  For at least the last ten years, we have raised cash proceeds for growth and other corporate purposes primarily through the issuance of preferred securities.

During periods of favorable market conditions, we have generally been able to raise capital from the issuance of preferred securities at attractive coupon rates.  During the six months ended June 30, 2013 and the year ended December 31, 2012 we issued approximately $725.0 million and $1.7 billion, respectively, of preferred securities.  The net proceeds from these issuances were generally used to fund the redemptions of higher rate preferred securities and thus lower our cost of capital with respect to our overall outstanding preferred securities.  While the coupon rates on our issuances in 2013 were 5.2%, we believe that current market coupon rates for our preferred securities are currently higher at approximately 6%.  If long-term interest rates increase in the future, it is likely that market coupon rates for our preferred securities will also increase.

Debt Service Requirements: As of June 30, 2013, our outstanding debt totaled approximately $111.7 million.  Approximate principal maturities of our debt are as follows (amounts in thousands):

2013 (remainder)	$30,465
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$111,688

Our remaining debt maturities are nominal compared to our annual cash from operations available for debt repayment.  We intend to repay the debt at maturity and not seek to refinance it with additional debt.

Our portfolio of real estate facilities is substantially unencumbered.  At June 30, 2013, we have 2,015 self-storage facilities with an aggregate net book value of approximately $7.0 billion that are unencumbered.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred capital expenditures to maintain our facilities totaling $32.8 million during the six months ended June 30, 2013.  For the year ending December 31, 2013, we expect to incur approximately $74 million in such expenditures, and expect to fund such expenditures with operating cash flow.  For the last three years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Aggregate REIT qualifying distributions paid during the six months ended June 30, 2013 totaled $531.0 million, consisting of $100.5 million to preferred shareholders and $430.5 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2013 to be approximately $207.6 million per year.

On August 1, 2013, our Board of Trustees declared a regular common quarterly dividend of $1.25 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the available operating cash flows of the respective subsidiary.  We estimate annual distributions of approximately $6.5 million with respect to such noncontrolling interests outstanding at June 30, 2013.

Acquisition and Development Activities:  During the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities (21 in Florida, five in Massachusetts, two in California, and one in Rhode Island), with an aggregate of approximately 2.3 million in net rentable square feet, at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions.  During the remainder of 2013, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

At June 30, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.4 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $198 million, of which $74 million had been incurred at June 30, 2013, with the remaining costs expected to be incurred primarily in the second half of 2013 and in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

As mentioned above, we  expect to finance our acquisition and development activities with cash on hand, retained operating cash flow and, if necessary, proceeds from the issuance of equity securities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of June 30, 2013, Shurgard Europe had two loans outstanding; (i) €127.0 million due to a bank and (ii) €311.0 million due to Public Storage.  The loan due to Public Storage (totaling $404.5 million U.S Dollars) bears interest at a fixed rate of 9.0% per annum, has no required principal payments until maturity on February 15, 2015, but can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

The bank loan requires significant principal reduction through the maturity date in November 2014.  As a result, in the six months ended June 30, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

Shurgard Europe is considering refinancing all or a portion of the amounts owed to us which, if and when consummated, will provide us with additional capital.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 2, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2013 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt (1)	$121,050	$33,179	$38,533	$31,358	$10,851	$1,324	$5,805

Operating leases (2)	67,679	2,127	4,274	3,325	3,225	2,325	52,403

Construction commitments (3)	42,619	34,095	8,524	-	-	-	-

Total	$231,348	$69,401	$51,331	$34,683	$14,076	$3,649	$58,208

(1)  Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our June 30, 2013 financial statements for additional information on our notes payable.

(2)  We lease land, equipment and office space under various operating leases.  Certain leases are cancelable;  however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)  Amounts exclude an additional $81 million in future expected development spending that was not under contract at June 30, 2013.

During the three months ending September 30, 2013, we expect to complete the acquisition of 29 self-storage facilities at a total cost of approximately $374 million in cash.  A total of $101 million of these acquisitions have been completed as of August 2, 2013, while the remainder is under contract and subject to customary closing conditions.  These amounts were not included in the table above because contracts were not entered into or were subject to closing contingencies as of June 30, 2013.

We estimate the quarterly distribution requirements with respect to our Preferred Shares outstanding at June 30, 2013, to be approximately $51.9 million per quarter.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At June 30, 2013, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $111.7 million and represents 1.3% of the book value of our equity at June 30, 2013.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $396.3 million at June 30, 2013.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($404.5 million) at June 30, 2013.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at June 30, 2013 (dollar amounts in thousands).

	Remainder of
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$30,465	$35,127	$30,009	$10,065	$1,003	$5,019	$111,688	$111,688
Average interest rate	5.87%	5.35%	5.45%	5.57%	5.78%	5.69%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)  Amounts represent borrowings under our line of credit which expires in March 2017.  As of June 30, 2013, we have no borrowings under our line of credit.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 2, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2013.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended June 30, 2013.

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

DATED: August 2, 2013

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

10.13*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.14*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.15*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.16*	Amendment to Form of Trustee Stock Option Agreement. Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.17*	Revised Form of Trustee Stock Option Agreement. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

       _      (1)     SEC File No. 001-33519 unless otherwise indicated.

       *      Denotes management compensatory plan agreement or arrangement.