Form 10-Q
period 2013-09-30
Public Storage
filed 2013-11-06
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-accelerated Filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November  4,  2013:

Common Shares of beneficial interest, $.10 par value per share – 172,066,884 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2013 and December 31, 2012	1

	Statements of Income for the Three and Nine Months Ended September 30, 2013 and 2012	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Statement of Equity for the Nine Months Ended September 30, 2013	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5-6

	Condensed Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-56

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56-57

Item 4.	Controls and Procedures	58

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6.	Exhibits	59

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$56,965	$17,239
Real estate facilities, at cost:
Land	3,001,267	2,863,464
Buildings	8,532,067	8,170,355
	11,533,334	11,033,819
Accumulated depreciation	(4,004,681)	(3,738,130)
	7,528,653	7,295,689
Construction in process	46,039	36,243
	7,574,692	7,331,932

Investments in unconsolidated real estate entities	766,489	735,323
Goodwill and other intangible assets, net	217,023	209,374
Loan receivable from unconsolidated real estate entity	420,441	410,995
Other assets	114,330	88,540
Total assets	$9,149,940	$8,793,403

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$133,000
Notes payable	100,118	335,828
Accrued and other liabilities	243,033	201,711
Total liabilities	343,151	670,539

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 142,500 shares issued (in series) and outstanding, (113,500 at December 31, 2012),
at liquidation preference	3,562,500	2,837,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
171,760,994 shares issued and outstanding (171,388,286 shares at
December 31, 2012)	17,176	17,139
Paid-in capital	5,525,639	5,519,596
Accumulated deficit	(321,890)	(279,474)
Accumulated other comprehensive loss	(4,481)	(1,005)
Total Public Storage shareholders’ equity	8,778,944	8,093,756
Noncontrolling interests	27,845	29,108
Total equity	8,806,789	8,122,864
Total liabilities and equity	$9,149,940	$8,793,403

See accompanying notes.

PUBLIC STORAGE

INCOME STATEMENTS

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Self-storage facilities	$477,978	$445,169	$1,369,219	$1,279,788
Ancillary operations	33,979	32,013	99,016	93,022
	511,957	477,182	1,468,235	1,372,810

Expenses:
Self-storage cost of operations	136,751	131,618	409,881	406,913
Ancillary cost of operations	11,052	9,857	30,882	29,156
Depreciation and amortization	96,537	89,897	278,475	265,195
General and administrative	17,650	15,298	49,988	44,117
	261,990	246,670	769,226	745,381

Operating income	249,967	230,512	699,009	627,429
Interest and other income	5,608	5,444	16,705	16,639
Interest expense	(478)	(4,926)	(4,622)	(15,327)
Equity in earnings of unconsolidated real estate entities	14,269	12,642	39,013	30,353
Foreign currency exchange gain (loss)	16,094	9,019	9,281	(2,481)
Gain on real estate sales	168	193	168	1,456
Income from continuing operations	285,628	252,884	759,554	658,069
Discontinued operations	-	11,935	-	12,403
Net income	285,628	264,819	759,554	670,472
Allocation to noncontrolling interests	(1,430)	(927)	(3,670)	(2,585)
Net income allocable to Public Storage shareholders	284,198	263,892	755,884	667,887
Allocation of net income to:
Preferred shareholders - distributions	(51,907)	(49,267)	(152,404)	(156,272)
Preferred shareholders - redemptions	-	(11,350)	-	(49,677)
Restricted share units	(930)	(810)	(2,498)	(1,787)
Net income allocable to common shareholders	$231,361	$202,465	$600,982	$460,151
Net income per common share – basic
Continuing operations	$1.35	$1.12	$3.50	$2.63
Discontinued operations	-	0.07	-	0.07
	1.35	1.19	3.50	2.70
Net income per common share – diluted
Continuing operations	$1.34	$1.11	$3.48	$2.61
Discontinued operations	-	0.07	-	0.07
	1.34	1.18	3.48	2.68

Basic weighted average common shares outstanding	171,721	170,576	171,597	170,460
Diluted weighted average common shares outstanding	172,793	171,700	172,651	171,558
Cash dividends declared per common share	$1.25	$1.10	$3.75	$3.30

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$285,628	$264,819	$759,554	$670,472
Other comprehensive income (loss):
Aggregate foreign currency exchange gain	34,135	21,081	5,805	5,162
Adjust for foreign currency exchange (gain) loss included in net income	(16,094)	(9,019)	(9,281)	2,481
Other comprehensive income (loss)	18,041	12,062	(3,476)	7,643
Total comprehensive income	303,669	276,881	756,078	678,115
Allocation to noncontrolling interests	(1,430)	(927)	(3,670)	(2,585)
Comprehensive income allocable to Public Storage shareholders	$302,239	$275,954	$752,408	$675,530

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

					Accumulated	Total
	Cumulative				Other	Public Storage
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2012	$2,837,500	$17,139	$5,519,596	$(279,474)	$(1,005)	$8,093,756	$29,108	$8,122,864

Issuance of 29,000,000 preferred depositary shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with share-based compensation (372,708 shares) (Note 10)	-	37	20,445	-	-	20,482	-	20,482
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	13,304	-	-	13,304	-	13,304
Acquisition of noncontrolling interests	-	-	(4,393)	-	-	(4,393)	(89)	(4,482)
Net income	-	-	-	759,554	-	759,554	-	759,554
Net income allocated to noncontrolling interests	-	-	-	(3,670)	-	(3,670)	3,670	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(152,404)	-	(152,404)	-	(152,404)
Noncontrolling interests	-	-	-	-	-	-	(4,844)	(4,844)
Common shares and restricted share units ($3.75 per share)	-	-	-	(645,896)	-	(645,896)	-	(645,896)
Other comprehensive loss (Note 2)	-	-	-	-	(3,476)	(3,476)	-	(3,476)
Balances at September 30, 2013	$3,562,500	$17,176	$5,525,639	$(321,890)	$(4,481)	$8,778,944	$27,845	$8,806,789

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$759,554	$670,472
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales, including amounts in discontinued operations	(168)	(13,191)
Depreciation and amortization, including amounts in discontinued operations	278,475	265,517
Distributions received from unconsolidated real estate entities (less than) in excess of equity in earnings	(5,182)	3,119
Foreign currency exchange (gain) loss	(9,281)	2,481
Other	16,265	27,357
Total adjustments	280,109	285,283
Net cash provided by operating activities	1,039,663	955,755
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(55,883)	(58,642)
Construction in process	(78,578)	(5,265)
Acquisition of real estate facilities and intangibles (Note 3)	(392,380)	(143,827)
Acquisition of investments in unconsolidated real estate entities	(29,752)	-
Proceeds from sale of other real estate investments	257	15,973
Other	9,674	4,022
Net cash used in investing activities	(546,662)	(187,739)
Cash flows from financing activities:
Repayments on bank credit facility	(133,000)	-
Repayments on notes payable	(234,936)	(49,287)
Issuance of common shares	20,482	21,007
Issuance of preferred shares	701,687	1,651,456
Redemption of preferred shares	-	(1,248,946)
Acquisition of noncontrolling interests	(4,482)	(20,876)
Distributions paid to Public Storage shareholders	(798,300)	(720,999)
Distributions paid to noncontrolling interests	(4,844)	(4,341)
Net cash used in financing activities	(453,393)	(371,986)
Net increase in cash and cash equivalents	39,608	396,030
Net effect of foreign exchange translation on cash and cash equivalents	118	714
Cash and cash equivalents at the beginning of the period	17,239	139,008
Cash and cash equivalents at the end of the period	$56,965	$535,752

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(9)	$(643)
Investments in unconsolidated real estate entities	3,768	(6,701)
Intangible assets	-	(3)
Loan receivable from unconsolidated real estate entity	(9,446)	2,899
Accumulated other comprehensive income	5,805	5,162

Preferred shares called for redemption and reclassified:
To liabilities	-	367,325
From equity	-	(367,325)
Consolidation of entities previously accounted for under the equity method of accounting:
Real estate facilities	-	(10,403)
Investments in unconsolidated real estate entities	-	3,072
Intangible assets	-	(949)
Noncontrolling interests	-	8,224

See accompanying notes.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1.Description of the Business

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland real estate investment trust, was organized in 1980.  Our principal business activities include the acquisition, development, ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use.

At September 30, 2013, we have direct and indirect equity interests in 2,110 self-storage facilities (with approximately 135 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 30 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2013, we have an approximate 43% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts previously reported in our December 31, 2012 and September 30, 2012 financial statements have been reclassified to conform to the September 30, 2013 presentation 1) for discontinued operations, 2) to separately present construction in process, and 3) to reflect credit card fees as part of cost of operations rather than as a reduction to revenues.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest.  We have no investments or other involvement in any VIEs.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Collectively, at September 30, 2013, the Company and the Subsidiaries own 2,096 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At September 30, 2013, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2013, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

We allocate the net acquisition cost of acquired operating self-storage facilities (consisting of the cash paid to third parties for their interests, the fair value of any existing investment, and the fair value of any liabilities assumed) to the underlying land, buildings, identified intangible assets, and remaining noncontrolling interests based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

September 30, 2013

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

At September 30, 2013, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired tenants in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2013 and December 31, 2012.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2013 and December 31, 2012.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired tenants in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the tenants in place or the land lease expense to each period.  At September 30, 2013, these intangibles have a net book value of $23.6 million ($15.9 million at December 31, 2012).  Accumulated amortization totaled $24.0 million at September 30, 2013 ($24.8 million at December 31, 2012), and amortization expense of $9.8 million and $7.3 million was recorded in the nine months ended September 30, 2013 and 2012, respectively.  During the nine months ended September 30, 2013, intangibles were increased $17.5 million in connection with the acquisition of self-storage facilities.

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.352 U.S. Dollars per Euro at September 30, 2013 (1.322 at December 31, 2012), and average exchange rates of 1.324 and 1.251 for the three months ended September 30, 2013 and 2012, respectively, and average exchange rates of 1.317 and 1.282 for the nine months ended September 30, 2013 and 2012, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Discontinued Operations

Discontinued operations represent the net income of those facilities that have been disposed of as of September 30, 2013, or which we plan to dispose of within a year.

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

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Amounts in thousands)
Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$231,361	$202,465	$600,982	$460,151
Eliminate: Discontinued operations
allocable to common shareholders	-	(11,935)	-	(12,403)
Net income from continuing operations
allocable to common shareholders	$231,361	$190,530	$600,982	$447,748

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	171,721	170,576	171,597	170,460
Net effect of dilutive stock options - based
on treasury stock method	1,072	1,124	1,054	1,098
Diluted weighted average common shares outstanding	172,793	171,700	172,651	171,558

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

September 30, 2013

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities is as follows:

Nine Months Ended
September 30, 2013
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$11,033,819
Capital expenditures to maintain real estate facilities	55,883
Acquisitions	374,947
Disposition	(89)
Newly developed facilities opened for operation	68,782
Impact of foreign exchange rate changes	(8)
Ending balance	11,533,334
Accumulated depreciation:
Beginning balance	(3,738,130)
Depreciation expense	(266,568)
Impact of foreign exchange rate changes	17
Ending balance	(4,004,681)
Construction in process:
Beginning balance	36,243
Current development	78,578
Newly developed facilities opened for operation	(68,782)
Ending balance	46,039
Total real estate facilities at September 30, 2013	$7,574,692

During the nine months ended September 30, 2013, we acquired 32 operating self-storage facilities from third parties (2,492,000 net rentable square feet of storage space) for $392.4 million in cash, with  $374.9 million allocated to real estate facilities and $17.5 million allocated to intangible assets.  We completed expansions to existing self-storage facilities during the nine months ended September 30, 2013, adding 502,000 net rentable square feet of self-storage space, at an aggregate cost of $68.8 million.  Construction in process at September 30, 2013, consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 1.6 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $188 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

	September 30, 2013	December 31, 2012

Investments in Unconsolidated Real Estate Entities
PSB	$342,497	$316,078
Shurgard Europe	416,339	411,107
Other Investments	7,653	8,138
Total	$766,489	$735,323

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Equity in Earnings of Unconsolidated Real Estate Entities
PSB	$4,861	$2,801	$14,147	$5,427
Shurgard Europe	8,953	9,442	23,644	23,764
Other Investments	455	399	1,222	1,162
Total	$14,269	$12,642	$39,013	$30,353

 During the nine months ended September 30, 2013 and 2012, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $33.8 million and $22.1 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 43% common equity interest in PSB as of September 30, 2013,  comprised of our ownership of 6,208,354 shares of PSB’s common stock, which includes 406,748 shares that we purchased in open-market transactions at an average cost of $73.15 per share during the three months ended September 30, 2013 and 7,305,355 limited partnership units in an operating partnership controlled by PSB  (41% as of December 31, 2012, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units at December 31, 2012).  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2013 ($74.62 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.0 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$266,299	$257,813
Costs of operations	(88,005)	(85,126)
Depreciation and amortization	(80,187)	(81,326)
General and administrative	(7,404)	(6,925)
Other items	(12,391)	(15,541)
Net income	78,312	68,895
Net income allocated to preferred unitholders, preferred shareholders
and restricted stock unitholders (a)	(44,185)	(55,815)
Net income allocated to common shareholders and common
unitholders	$34,127	$13,080

(a) Includes EITF D-42 allocations to preferred equity holders of $17.3 million during the nine months ended September 30, 2012 related to PSB’s redemption of preferred securities.
	September 30,	December 31,
	2013	2012

	(Amounts in thousands)

Total assets (primarily real estate)	$2,136,025	$2,151,817
Debt	340,000	468,102
Other liabilities	75,114	69,454
Equity:
Preferred stock and units	995,000	885,000
Common equity and units	725,911	729,261

Investment in Shurgard Europe

For all periods presented, we had a  49% equity investment in Shurgard Europe.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease approximately $3.8 million and increase approximately $6.7 million during the nine months ended September 30, 2013 and 2012, respectively.

We classify 49% of interest income and trademark license fees received from Shurgard Europe as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

	(Amounts in thousands)

Our 49% equity share of:
Shurgard Europe’s net income	$9,024	$9,444
Interest income and trademark license fee	14,620	14,320

Total equity in earnings of Shurgard Europe	$23,644	$23,764

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2013	2012

For the nine months ended September 30,	(Amounts in thousands)
Self-storage and ancillary revenues	$182,688	$182,315
Self-storage and ancillary cost of operations	(74,040)	(73,616)
Depreciation and amortization	(44,980)	(46,067)
General and administrative	(8,783)	(10,141)
Interest expense on third party debt	(3,920)	(6,290)
Trademark license fee payable to Public Storage	(1,828)	(1,825)
Interest expense on debt due to Public Storage	(28,009)	(27,400)
Lease termination charge and other	(2,712)	2,297

Net income	$18,416	$19,273
Average exchange rates Euro to the U.S. Dollar	1.317	1.282

	September 30,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$1,414,499	$1,427,037
Total debt to third parties	164,850	216,594
Total debt to Public Storage	420,441	410,995
Other liabilities	75,400	70,076
Equity	753,808	729,372

Exchange rate of Euro to U.S. Dollar	1.352	1.322

Other Investments

At September 30, 2013, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to these limited partnerships:

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

	2013	2012

	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$10,535	$10,200
Cost of operations and other expenses	(3,655)	(3,843)
Depreciation and amortization	(1,493)	(1,586)
Net income	$5,387	$4,771

	September 30,	December 31,
	2013	2012

	(Amounts in thousands)
Total assets (primarily self-storage facilities)	$26,770	$27,710
Total accrued and other liabilities	1,471	1,291
Total Partners’ equity	25,299	26,419

5.Loan Receivable from Unconsolidated Real Estate Entity

As of September 30, 2013 and December 31, 2012, we had a Euro-denominated loan receivable from Shurgard Europe with a balance of €311.0 million at both periods ($420.4 million at September 30, 2013 and $411.0 million at December 31, 2012), which bears interest at a fixed rate of 9.0% per annum, has no required principal payments until maturity on February 15, 2015,  but can be prepaid in part or in full at any time without penalty.  Because we expect repayment of this loan in the foreseeable future, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized on our income statements as “foreign currency exchange gain (loss).”  We recorded interest income with respect to this loan (representing 51% of the aggregate interest received, see Note 4) of approximately $4.8 million and $14.3   million for the three and nine months  ended September 30, 2013, respectively, as compared to $4.6 million and $14.0 million for the same periods in 2012.

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

6.Line of Credit and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at September 30, 2013).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at September 30, 2013).  At December 31, 2012, outstanding borrowings under this Credit Facility totaled $133.0 million, which was repaid in full on January 16, 2013.  We had no outstanding borrowings on our Credit Facility at September 30, 2013.   At November 5, 2013, we had outstanding borrowings on our Credit Facility of $135.0 million.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.1 million at September 30, 2013.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2013.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

The carrying amounts of our notes payable at September 30, 2013 and December 31, 2012 consist of the following (dollar amounts in thousands):

	September 30,	December 31,
	2013	2012
Unsecured Note Payable:
5.9% effective and stated note rate, interest only and payable semi-annually, matured in March 2013	$-	$186,460

Secured Notes Payable:
5.1% average effective rate, secured by 51 real estate facilities with a net book value of approximately $241.3 million at September 30, 2013 and stated note rates between 4.95% and 7.13%, maturing at varying dates between October 2013 and September 2028 (carrying amount includes $418 of unamortized premium at September 30, 2013 and $1,192 at December 31, 2012)	100,118	149,368

Total notes payable	$100,118	$335,828

Substantially all of our debt was assumed in connection with business combinations.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed and amortized over the remaining term of the debt using the effective interest method.

At September 30, 2013, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2013 (remainder)	$18,895
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$100,118
Weighted average effective rate	5.1%

Cash paid for interest totaled $7.8 million and $16.6 million for the nine months ended September 30, 2013 and 2012, respectively.  Interest capitalized as real estate totaled $2.4 million in the nine months ended September 30, 2013 (no interest was capitalized for the same period in 2012).

7.Noncontrolling Interests

At September 30, 2013, third parties own i) interests in Subsidiaries that own an aggregate of 14 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively hereinafter as the “Noncontrolling Interests.”  At September 30, 2013, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

During the three and nine months ended September 30, 2013, we allocated a total of $1.4 million and $3.7 million, respectively, in income, as compared to $0.9 million and $2.6 million for the same periods in 2012, respectively; and during the nine months ended September 30, 2013 and 2012, we paid distributions of

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

$4.8 million and $4.3 million, respectively, to the Noncontrolling Interests.  During the nine months ended September 30, 2013, we acquired Noncontrolling Interests for $4.5 million in cash, substantially all of which was allocated to paid-in-capital.

8.Shareholders’ Equity

Preferred Shares

At September 30, 2013 and December 31, 2012, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2013		At December 31, 2012
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	-	-
Series X	3/13/2018	5.200%	9,000	225,000	-	-
Total Preferred Shares			142,500	$3,562,500	113,500	$2,837,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At September 30, 2013, there were no dividends in arrears.

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

During the nine months ended September 30, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred an aggregate of $23.3 million in issuance costs.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

During the nine months ended September 30, 2012, we issued an aggregate 68.2 million depositary shares, each representing 1/1,000 of a share of our Series S, Series T, Series U and Series V Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.7 billion in gross proceeds, and we incurred an aggregate of $53.5 million in issuance costs.

In the nine months ended September 30, 2012, we redeemed our Series C, Series E, Series L, Series M, Series N, Series W and Series Y Cumulative Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $1.2  billion.  In the three months ended September 30 2012, we called for redemption our Series F and Series X Cumulative Preferred Shares; these shares were redeemed in October 2012, at par.  We recorded $11.4 million and $49.7 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2012, respectively, in connection with these redemptions.

Dividends

Common share dividends including amounts paid to our restricted share unitholders, totaled $215.5 million ($1.25 per share) and $188.3 million ($1.10 per share), for the three months ended September 30, 2013 and 2012, respectively, and $645.9 million ($3.75 per share) and $564.7 million ($3.30 per share), for the nine months ended September 30, 2013 and 2012, respectively.  Preferred share dividends totaled $51.9 million and $49.3 million for three months ended September 30, 2013 and 2012, respectively, and $152.4 million and $156.3 million for the nine months ended September 30, 2013 and 2012, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at September 30, 2013.

The Hughes Family has ownership interests in, and operates, approximately 53 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 53 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by tenants in these facilities.  During each of the nine month periods ended September 30, 2013 and 2012, we received $0.4 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

PS Canada holds approximately a 2.2% interest in Stor-RE, a Subsidiary that provided liability and casualty insurance for PS Canada, the Company, and certain affiliates of the Company for occurrences prior to April 1, 2004.

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan which was repaid in full on October 18, 2013.  The loan bore interest at 1.388%.  On November 7, 2013, we expect to acquire 950,000 shares of PSB common stock at $79.25 per share (a total of $75.3 million), in a private placement that is expected to close concurrently with PSB’s public offering of approximately 1.3 million common shares (prior to exercise of the underwriter’s over-allotment option) at $79.25 per share.

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

10.Share-Based Compensation

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

For the three and nine months ended September 30, 2013, we recorded $0.9 million and $2.3 million, respectively, in compensation expense related to stock options, as compared to $0.7 million and $2.0 million for the same periods in 2012.

During the nine months ended September 30, 2013, 235,000 stock options were granted, 275,179 options were exercised and 28,000 options were forfeited.  A total of 2,185,331 stock options were outstanding at September 30, 2013 (2,253,510 at December 31, 2012).

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

During the  nine months ended September 30, 2013, 196,675 RSUs were granted, 39,833 RSUs were forfeited and 147,665 RSUs vested.  This vesting resulted in the issuance of 97,529 common shares.  In

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

addition, tax deposits totaling $7.2 million were made on behalf of employees in exchange for 50,136 common shares withheld upon vesting.

RSUs outstanding at September 30, 2013 and December 31, 2012 were 651,824 and 642,647, respectively.  A total of $7.7 million and $19.2 million in RSU expense was recorded for the three and nine months ended September 30, 2013, respectively, which include approximately $0.1 million and $0.9 million, respectively, in employer taxes incurred upon vesting, as compared to $6.4 million and $16.4 million for the same periods in 2012, which include approximately $0.1 million and $1.0 million, respectively, in employer taxes incurred upon vesting.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

11.Segment Information

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,097 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At September 30, 2013, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

Three months ended September 30, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$477,978	$-	$-	$-	$477,978
Ancillary operations	-	-	3,593	30,386	33,979
	477,978	-	3,593	30,386	511,957

Expenses:
Self-storage cost of operations	136,751	-	-	-	136,751
Ancillary cost of operations	-	-	1,329	9,723	11,052
Depreciation and amortization	95,841	-	696	-	96,537
General and administrative	-	-	-	17,650	17,650
	232,592	-	2,025	27,373	261,990

Operating income	245,386	-	1,568	3,013	249,967

Interest and other income	-	5,149	-	459	5,608
Interest expense	-	-	-	(478)	(478)
Equity in earnings of
unconsolidated real estate entities	455	8,953	4,861	-	14,269
Foreign currency exchange gain	-	16,094	-	-	16,094
Gain on real estate sales	168	-	-	-	168
Net income	$246,009	$30,196	$6,429	$2,994	$285,628

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Three months ended September 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$445,169	$-	$-	$-	$445,169
Ancillary operations	-	-	3,457	28,556	32,013
	445,169	-	3,457	28,556	477,182

Expenses:
Self-storage cost of operations	131,618	-	-	-	131,618
Ancillary cost of operations	-	-	1,100	8,757	9,857
Depreciation and amortization	89,194	-	703	-	89,897
General and administrative	-	-	-	15,298	15,298
	220,812	-	1,803	24,055	246,670

Operating income	224,357	-	1,654	4,501	230,512

Interest and other income	-	4,890	-	554	5,444
Interest expense	-	-	-	(4,926)	(4,926)
Equity in earnings of
unconsolidated real estate entities	399	9,442	2,801	-	12,642
Foreign currency exchange gain	-	9,019	-	-	9,019
Gain on real estate sales	193	-	-	-	193
Income from continuing operations	224,949	23,351	4,455	129	252,884
Discontinued operations	11,935	-	-	-	11,935
Net income	$236,884	$23,351	$4,455	$129	$264,819

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Nine months ended September 30, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,369,219	$-	$-	$-	$1,369,219
Ancillary operations	-	-	10,617	88,399	99,016
	1,369,219	-	10,617	88,399	1,468,235

Expenses:
Self-storage cost of operations	409,881	-	-	-	409,881
Ancillary cost of operations	-	-	3,958	26,924	30,882
Depreciation and amortization	276,392	-	2,083	-	278,475
General and administrative	-	-	-	49,988	49,988
	686,273	-	6,041	76,912	769,226

Operating income	682,946	-	4,576	11,487	699,009

Interest and other income	-	15,217	-	1,488	16,705
Interest expense	-	-	-	(4,622)	(4,622)
Equity in earnings of
unconsolidated real estate entities	1,222	23,644	14,147	-	39,013
Foreign currency exchange gain	-	9,281	-	-	9,281
Gain on real estate sales	168	-	-	-	168
Net income	$684,336	$48,142	$18,723	$8,353	$759,554

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Nine months ended September 30, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,279,788	$-	$-	$-	$1,279,788
Ancillary operations	-	-	10,596	82,426	93,022
	1,279,788	-	10,596	82,426	1,372,810

Expenses:
Self-storage cost of operations	406,913	-	-	-	406,913
Ancillary cost of operations	-	-	3,620	25,536	29,156
Depreciation and amortization	263,109	-	2,086	-	265,195
General and administrative	-	-	-	44,117	44,117
	670,022	-	5,706	69,653	745,381

Operating income	609,766	-	4,890	12,773	627,429

Interest and other income	-	14,905	141	1,593	16,639
Interest expense	-	-	-	(15,327)	(15,327)
Equity in earnings of
unconsolidated real estate entities	1,162	23,764	5,427	-	30,353
Foreign currency exchange loss	-	(2,481)	-	-	(2,481)
Gain on real estate sales	1,456	-	-	-	1,456
Income (loss) from continuing operations	612,384	36,188	10,458	(961)	658,069
Discontinued operations	12,403	-	-	-	12,403
Net income (loss)	$624,787	$36,188	$10,458	$(961)	$670,472

PUBLIC STORAGE

CONDENSED NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

We reinsure a program that provides insurance to our tenants from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At September 30, 2013, there were approximately 762,000 certificate holders held by our self-storage tenants, representing aggregate coverage of approximately $1.7 billion.

13.Subsequent Events

During the three months ending December 31, 2013, we expect to complete the acquisition of 88 self-storage facilities (26 in Florida, 16 in Texas, 12 in South Carolina, eleven in Georgia, nine each in North Carolina and Virginia,  four in Colorado and one in California), consisting of approximately 2.3 million in net rentable square feet, at a total cost of approximately $754 million in cash.  A total of $324 million (representing 44 self-storage facilities) of these acquisitions have been completed as of November 5, 2013, while the remainder is under contract and subject to customary closing conditions.

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan that was repaid in full on October 18, 2013.  The loan bore interest at 1.388%.    On November 7, 2013, we expect to acquire 950,000 shares of PSB common stock at $79.25 per share (a total of $75.3 million), in a private placement that is expected to close concurrently with PSB’s public offering of approximately 1.3 million common shares (prior to exercise of the underwriter’s over-allotment option) at $79.25 per share.

On November 5, 2013, we had outstanding borrowings on our Credit Facility of $135.0 million.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2013 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Recording the fair value of acquired real estate facilities:    In accounting for facilities acquired from third parties, we estimate the fair value of the land, buildings and intangible assets acquired.  Such estimates are based upon many assumptions and judgments, including i) expected rates of return and capitalization rates on real estate assets, ii) estimated costs to replace acquired buildings and equipment in their current state, iii) comparisons of the acquired underlying land parcels to recent land transactions, and iv) future cash flows from the real estate and the existing tenant base.  Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, and real estate and intangible assets.

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the nine months ended September 30, 2013, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

Most of our facilities compete with other well-managed and well-located competitors and we are subject to general economic conditions, particularly those that affect the spending habits of consumers and moving trends.   We believe that our centralized information networks, national telephone and online reservation system, the brand name “Public Storage,” and our economies of scale enable us to meet such challenges effectively.

During the first nine months of 2013, we acquired 32 self-storage facilities from third parties for approximately $392 million.    During the last three months of December 31, 2013, we expect to complete the acquisition of 88 self-storage facilities at a cost of approximately $754 million.  A total of $324 million of these acquisitions (44 facilities) have been completed as of November 5, 2013.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

As of September 30, 2013, we have development and expansion projects which will add approximately 1.6 million net rentable square feet of storage space at a total cost of approximately $188 million.  A total of $46 million in costs were incurred through September 30, 2013, with the remaining costs expected to be incurred primarily in the last three months of 2013 and in 2014.

We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  During the three months ended September 30, 2013, we increased our ownership in PSB by acquiring 406,748 shares of PSB common stock in open-market transactions for an aggregate cost of $29.8 million.  On November 7, 2013, we expect to acquire 950,000 shares of PSB common stock at $79.25 per share (a total of $75.3 million), in a private placement that is expected to close concurrently with PSB’s public offering of approximately 1.3 million common shares (prior to exercise of the underwriter’s over-allotment option) at $79.25 per share.  We may invest further in these entities in the future.

At September 30, 2013, we had a total of $57 million in cash and an undrawn $300 million line of credit.  We expect our joint venture partner in Shurgard Europe to acquire 51% of our loan receivable from Shurgard Europe for approximately $214 million during the three months ending December 31, 2013; however, completion of this transaction is subject to contingencies.  We expect that this liquidity, combined with retained operating cash flow during the three months ending December 31, 2013, will not be sufficient to meet our capital requirements through the end of 2013.  See Liquidity and Capital Resources.

Results of Operations

Operating results for the Three Months Ended September 30, 2013 and 2012

For the three months ended September 30, 2013, net income allocable to our common shareholders was $231.4 million or $1.34 per diluted common share, compared to $202.5 million or $1.18 per diluted common share for the same period in 2012, representing an increase of $28.9 million or $0.16 per diluted common share.  This increase is due primarily to (i) a $27.7 million increase in self-storage net operating income, (ii) a $12.9 million reduction in income allocated to preferred shareholders due to redemptions, including PSB, and (iii) a $7.1 million increase from foreign currency exchange gains, offset partially by (iv) a $12.8 million reduction in gains on sale of real estate assets, including discontinued operations and Shurgard Europe and (v) a $6.6 million increase in depreciation.

Operating results for the Nine Months Ended September 30, 2013 and 2012

For the nine months ended September 30, 2013, net income allocable to our common shareholders was $601.0 million or $3.48 per diluted common share, compared to $460.2 million or $2.68 per diluted common share for the same period in 2012, representing an increase of $140.8 million or $0.80 per diluted common share.  This increase is due primarily to a $86.5 million increase in self-storage net operating income, combined with a $56.9 million reduction in income allocated to preferred shareholders due to redemptions, including PSB.

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

For the three months ended September 30, 2013, FFO was $2.00 per diluted common share, as compared to $1.73 for the same period in 2012, representing an increase of $0.27 per diluted common share.

For the nine months ended September 30, 2013, FFO was $5.40 per diluted common share, as compared to $4.46 for the same period in 2012, representing an increase of $0.94 per diluted common share.

The following table reconciles from our net income to FFO and FFO per diluted common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$285,628	$264,819	$759,554	$670,472
Adjust for amounts not included in FFO:
Depreciation and amortization, including discontinued
operations	96,537	89,991	278,475	265,517
Depreciation from unconsolidated real estate
investments	18,708	18,391	55,769	56,955
Gains on sale of real estate investments	(168)	(13,010)	(168)	(14,273)
FFO allocable to equity holders	400,705	360,191	1,093,630	978,671
Less allocation of FFO to:
Noncontrolling equity interests	(1,938)	(1,730)	(5,339)	(4,950)
Preferred shareholders - distributions	(51,907)	(49,267)	(152,404)	(156,272)
Preferred shareholders - redemptions	-	(11,350)	-	(49,677)
Restricted share unitholders	(1,401)	(1,198)	(3,802)	(2,990)
FFO allocable to common shares	$345,459	$296,646	$932,085	$764,782
Diluted weighted average common shares	172,793	171,700	172,651	171,558
FFO per share	$2.00	$1.73	$5.40	$4.46

In addition to FFO, we often discuss “Core FFO” per share which is also a non-GAAP measure that represents FFO per share, adjusted to exclude the impact of (i) foreign currency exchange gains and losses, consisting of a gain of $16.1 million and $9.3 million for the three and nine months ended September 30, 2013, respectively (a  gain of $9.0 million and a  loss of $2.5 million for the same periods in 2012), (ii) the impact of EITF D-42, including our equity share from PSB, representing charges totaling $12.9 million and $56.9 million, respectively, for the three and nine months ended September 30, 2012 (none for the same periods in 2013), and (iii) other items (including our equity share from PSB and Shurgard Europe) such as facility closure charges, contingency accruals, and costs incurred in acquiring real estate facilities.   We believe Core FFO is a helpful measure in understanding our ongoing earnings and cash flow.  We also believe that the analyst community, likewise, reviews our Core FFO and Core FFO per share (or similar measures using different terminology).  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other REITs may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles from FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

FFO per share	$2.00	$1.73	15.6%	$5.40	$4.46	21.1%
Eliminate the per share impact of items
excluded from Core FFO:
Foreign currency exchange (gain) loss	(0.09)	(0.05)		(0.05)	0.01
Application of EITF D-42	-	0.08		-	0.33
Other items	0.01	-		0.01	0.02
Core FFO per share	$1.92	$1.76	9.1%	$5.36	$4.82	11.2%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the nine months ended September 30, 2013.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2011, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$441,011	$418,085	5.5%	$1,270,761	$1,206,309	5.3%
Non Same Store Facilities	36,967	27,084	36.5%	98,458	73,479	34.0%
Total rental income	477,978	445,169	7.4%	1,369,219	1,279,788	7.0%
Cost of operations:
Same Store Facilities	124,798	122,987	1.5%	378,743	382,524	(1.0)%
Non Same Store Facilities	11,953	8,631	38.5%	31,138	24,389	27.7%
Total cost of operations	136,751	131,618	3.9%	409,881	406,913	0.7%
Net operating income (a):
Same Store Facilities	316,213	295,098	7.2%	892,018	823,785	8.3%
Non Same Store Facilities	25,014	18,453	35.6%	67,320	49,090	37.1%
Total net operating income	341,227	313,551	8.8%	959,338	872,875	9.9%
Depreciation and amortization expense:
Same Store Facilities	(76,043)	(78,713)	(3.4)%	(229,504)	(236,897)	(3.1)%
Non Same Store Facilities	(19,798)	(10,481)	88.9%	(46,888)	(26,212)	78.9%
Total depreciation and
amortization expense	(95,841)	(89,194)	7.5%	(276,392)	(263,109)	5.0%
Total net income	$245,386	$224,357	9.4%	$682,946	$609,766	12.0%

Number of facilities at period end:
Same Store Facilities				1,949	1,949	-
Non Same Store Facilities				148	106	39.6%
Net rentable square footage at period end (in thousands):
Same Store Facilities				122,823	122,823	-
Non Same Store Facilities				11,808	8,054	46.6%

(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2012 and 2013.  The following table summarizes the historical operating results of these 1,949 facilities (122.8 million net rentable square feet) that represent approximately 91% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2013.

Selected Operating Data for the Same Store Facilities (1,949 facilities)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$419,022	$396,879	5.6%	$1,207,932	$1,145,517	5.4%
Late charges and administrative fees	21,989	21,206	3.7%	62,829	60,792	3.4%
Total revenues (a)	441,011	418,085	5.5%	1,270,761	1,206,309	5.3%

Cost of operations:
Property taxes	43,652	40,703	7.2%	132,441	125,896	5.2%
On-site property manager payroll	24,567	24,797	(0.9)%	75,791	75,276	0.7%
Supervisory payroll	8,303	8,229	0.9%	26,088	25,766	1.2%
Repairs and maintenance	9,689	8,500	14.0%	29,599	31,178	(5.1)%
Utilities	10,045	10,194	(1.5)%	27,862	27,942	(0.3)%
Advertising and selling expense	8,385	10,216	(17.9)%	22,250	31,333	(29.0)%
Other direct property costs	12,259	12,775	(4.0)%	37,299	37,570	(0.7)%
Allocated overhead	7,898	7,573	4.3%	27,413	27,563	(0.5)%
Total cost of operations (a)	124,798	122,987	1.5%	378,743	382,524	(1.0)%
Net operating income (b)	316,213	295,098	7.2%	892,018	823,785	8.3%
Depreciation and amortization expense	(76,043)	(78,713)	(3.4)%	(229,504)	(236,897)	(3.1)%
Net income	$240,170	$216,385	11.0%	$662,514	$586,888	12.9%

Gross margin (before depreciation and
amortization)	71.7%	70.6%	1.6%	70.2%	68.3%	2.8%

Weighted average for the period:
Square foot occupancy (c)	94.4%	93.0%	1.5%	93.4%	91.9%	1.6%
Realized annual rental income per:
Occupied square foot (d)	$14.46	$13.90	4.0%	$14.04	$13.53	3.8%
Available square foot (“REVPAF”) (d)	$13.65	$12.93	5.6%	$13.11	$12.44	5.4%
Weighted average at September 30:
Square foot occupancy				93.6%	92.5%	1.2%
Annual contract rent per occupied square foot (e)				$15.20	$14.64	3.8%

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements for the three and nine months ended September 30, 2013 and 2012.
(c)	Square foot occupancies represent weighted average occupancy levels over the entire period.

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.5% in the three months ended September 30, 2013 as compared to the same period in 2012 due to a 1.5% increase in average occupancy and a 4.0% increase in realized rent per occupied square foot.  Revenues generated by our Same Store Facilities increased by 5.3% in the nine months ended September 30, 2013 as compared to the same period in 2012 due to a 1.6% increase in average occupancy and a 3.8% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot in both periods was due primarily to rent increases for tenants that have been renting with us longer than one year, and to a lesser extent, reduced promotional discounts given to new tenants and higher rates charged to new tenants.

Same Store average occupancy levels were 2.0% higher on a year-over-year basis as we began 2013.  We continued to maintain a positive year-over-year spread throughout the three and nine months ended September 30, 2013, as compared to the same periods last year, however the spread narrowed as the year progressed.  We expect the year-over-year occupancy spread to narrow during the fourth quarter of 2013, as comparisons become more difficult.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing tenants, the level of promotional activities required, and the average length of stay of our tenants.

We believe that high occupancies help maximize our rental revenue, along with our marketing and promotional strategies.  We seek to maintain an average occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

During the three months ended September 30, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $13.89 and $13.34, respectively, and the average annualized contractual rents per occupied square foot for tenants that vacated were $14.22 and $13.87,  respectively.  During the nine months ended September 30, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $13.09 and $12.88, respectively, and the average annualized contractual rents per occupied square foot for tenants that vacated were $13.71 and $13.57, respectively.    The increase in contractual rents for move-ins during the three months ended September 30, 2013 was the result of more aggressive pricing, reflected primarily in reductions in contractual rates offered to new tenant in the three months ended September 30, 2012 that were not repeated to the same degree during the same period in 2013.  Promotional discounts, generally representing a one-month reduction in contractual rents, given in the first month of tenancy, decreased $2.1 million to $23.4 million during the three months ended September 30, 2013 as compared to the same period in 2012, and decreased $8.1 million to $61.7 million during the nine months ended September 30, 2013 as compared to the same period in 2012.  Promotional discounts were decreased due to higher occupancies.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.5% and decreased 1.0% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increase in the three month period was due to higher property tax and repairs and maintenance expense, offset partially by lower advertising and selling expenses.  The decrease in the nine month period was due to reductions in repairs and maintenance and advertising and selling expense, offset partially by higher property tax expense.

Property tax expense increased 7.2% and 5.2% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due to higher assessed values and tax rates.  The increase in the three months ended September 30, 2013 also reflects an increase in our estimates of property tax for the year ending December 31, 2013.  We expect property tax growth of approximately 7.2%  for the three months ending December 31, 2013 as compared to the same period in 2012.

On-site property manager payroll expense was relatively flat in each of the three and nine months ended September 30, 2013 as compared to the same periods in 2012.  Incentives paid to property managers were lower in the three and nine months ended September 30, 2013, offset by higher claims experience with respect to employee health insurance benefits.  We expect moderate increases in on-site property manager payroll expense for the remainder of 2013 as compared to the same period in 2012.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 0.9% and 1.2% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012 due principally to increased salaries and incentives.  During the remainder of 2013, we expect moderate growth in supervisory payroll as compared to the same period in 2012.

Repairs and maintenance expense increased 14.0% and decreased 5.1% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  Repair and maintenance costs include snow removal expense, which is incurred primarily in the first and fourth quarters of the year.  Snow removal costs increased $1.5 million during the nine months ended September 30, 2013 as compared to the same period in 2012, due to higher snowfall.  Excluding snow removal costs, repairs and maintenance decreased 10.6% in the nine months ended September 30, 2013 as compared to the same period in 2012.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs as well as when repair work can be accomplished, inflation in material and labor costs, and random events.  We expect repairs and maintenance expense (excluding snow removal expense which totaled $0.5 million in the three months ended December 31, 2012) in the fourth quarter of 2013 to be comparable to the same period in 2012.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expenses decreased 1.5% and 0.3% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, due primarily to decreased usage.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising, and the operating costs of our telephone reservation center.  These costs declined 17.9% and 29.0% in the three and nine months ended September 30 2013, respectively, as compared to the same periods in 2012, due primarily to the phase-out of our yellow page advertising program as of December 31, 2012, as well as reduced television advertising and Internet search costs as a result of high occupancies at our facilities.  We expect continued declines in advertising and selling expense in the remainder of 2013 as compared to the same period in 2012, however, at a much more moderate level of decline than experienced during the first nine months of 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs decreased 4.0% and 0.7% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  We expect moderate increases in other direct property costs in the remainder of 2013 as compared to the same period in 2012.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 4.3% and decreased 0.5% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  We expect inflationary growth in allocated overhead in the remainder of 2013 as compared to the same period in 2012.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2013	$409,604	$420,146	$441,011
2012	$388,499	$399,725	$418,085	$410,489	$1,616,798

Total cost of operations:
2013	$131,358	$122,587	$124,798
2012	$134,411	$125,126	$122,987	$102,936	$485,460

Property taxes:
2013	$44,758	$44,031	$43,652
2012	$43,142	$42,051	$40,703	$26,295	$152,191

Repairs and maintenance:
2013	$10,824	$9,086	$9,689
2012	$12,235	$10,443	$8,500	$8,901	$40,079

Advertising and selling expense:
2013	$7,453	$6,412	$8,385
2012	$10,531	$10,586	$10,216	$7,538	$38,871

REVPAF:
2013	$12.67	$13.02	$13.65
2012	$12.01	$12.37	$12.93	$12.73	$12.51

Weighted average realized annual rent per occupied square foot:
2013	$13.79	$13.85	$14.46
2012	$13.30	$13.39	$13.90	$13.83	$13.61

Weighted average occupancy levels for the period:
2013	91.9%	94.0%	94.4%
2012	90.3%	92.4%	93.0%	92.1%	91.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)

Revenues:
Los Angeles (177 facilities)	$59,861	$56,723	5.5%	$173,774	$165,047	5.3%
San Francisco (126 facilities)	37,449	35,168	6.5%	108,050	102,046	5.9%
New York (78 facilities)	28,842	26,818	7.5%	83,544	77,574	7.7%
Chicago (125 facilities)	27,775	26,368	5.3%	79,384	75,731	4.8%
Washington DC (72 facilities)	21,166	20,541	3.0%	61,229	59,367	3.1%
Seattle-Tacoma (85 facilities)	21,374	20,133	6.2%	61,190	57,673	6.1%
Miami (59 facilities)	18,172	17,177	5.8%	52,365	49,927	4.9%
Dallas-Ft. Worth (99 facilities)	17,663	16,548	6.7%	50,686	47,859	5.9%
Houston (80 facilities)	16,121	14,924	8.0%	46,184	42,896	7.7%
Atlanta (89 facilities)	15,367	14,811	3.8%	44,347	42,813	3.6%
Philadelphia (55 facilities)	11,670	11,173	4.4%	33,498	32,584	2.8%
Denver (47 facilities)	10,494	9,682	8.4%	29,668	27,467	8.0%
Minneapolis-St. Paul (41 facilities)	8,969	8,285	8.3%	25,310	23,385	8.2%
Portland (41 facilities)	7,778	7,421	4.8%	22,441	21,338	5.2%
Orlando-Daytona (45 facilities)	7,540	7,271	3.7%	21,833	20,952	4.2%
All other markets (730 facilities)	130,770	125,042	4.6%	377,258	359,650	4.9%
Total revenues	$441,011	$418,085	5.5%	$1,270,761	$1,206,309	5.3%

Net operating income:
Los Angeles	$47,526	$44,334	7.2%	$136,912	$127,068	7.7%
San Francisco	29,197	27,053	7.9%	83,539	77,413	7.9%
New York	19,846	17,917	10.8%	56,501	49,595	13.9%
Chicago	16,634	15,975	4.1%	44,210	41,452	6.7%
Washington DC	16,093	15,608	3.1%	45,896	44,221	3.8%
Seattle-Tacoma	16,405	15,380	6.7%	46,142	42,457	8.7%
Miami	12,506	11,577	8.0%	35,574	33,207	7.1%
Dallas-Ft. Worth	11,940	10,905	9.5%	33,212	30,384	9.3%
Houston	10,883	9,817	10.9%	30,841	27,320	12.9%
Atlanta	10,921	10,365	5.4%	30,688	28,547	7.5%
Philadelphia	8,051	7,507	7.2%	22,470	21,662	3.7%
Denver	7,685	6,938	10.8%	21,119	19,020	11.0%
Minneapolis-St. Paul	6,117	5,610	9.0%	16,261	14,574	11.6%
Portland	5,862	5,548	5.7%	16,527	15,259	8.3%
Orlando-Daytona	5,112	4,833	5.8%	14,239	13,422	6.1%
All other markets	91,435	85,731	6.7%	257,887	238,184	8.3%
Total net operating income	$316,213	$295,098	7.2%	$892,018	$823,785	8.3%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Weighted average square foot occupancy:
Los Angeles	94.0%	92.7%	1.4%	93.8%	92.5%	1.4%
San Francisco	95.1%	93.4%	1.8%	94.5%	93.1%	1.5%
New York	95.3%	93.1%	2.4%	94.8%	92.4%	2.6%
Chicago	94.8%	93.4%	1.5%	93.9%	92.4%	1.6%
Washington DC	94.2%	93.0%	1.3%	93.4%	92.2%	1.3%
Seattle-Tacoma	94.2%	92.3%	2.1%	93.1%	91.2%	2.1%
Miami	94.5%	92.5%	2.2%	93.7%	92.3%	1.5%
Dallas-Ft. Worth	94.5%	92.8%	1.8%	93.3%	91.6%	1.9%
Houston	95.1%	93.3%	1.9%	93.7%	91.5%	2.4%
Atlanta	93.6%	92.1%	1.6%	91.9%	90.5%	1.5%
Philadelphia	94.4%	91.9%	2.7%	93.1%	91.6%	1.6%
Denver	96.2%	95.9%	0.3%	95.3%	94.1%	1.3%
Minneapolis-St. Paul	95.2%	94.6%	0.6%	93.7%	92.1%	1.7%
Portland	94.9%	94.3%	0.6%	94.1%	92.7%	1.5%
Orlando-Daytona	93.9%	93.0%	1.0%	93.2%	91.5%	1.9%
All other markets	94.0%	92.8%	1.3%	93.0%	91.4%	1.8%
Total weighted average occupancy	94.4%	93.0%	1.5%	93.4%	91.9%	1.6%

Realized annual rent per occupied square foot:
Los Angeles	$20.57	$19.82	3.8%	$19.95	$19.26	3.6%
San Francisco	20.55	19.64	4.6%	19.87	19.04	4.4%
New York	22.39	21.26	5.3%	21.75	20.68	5.2%
Chicago	14.16	13.60	4.1%	13.64	13.17	3.6%
Washington DC	20.79	20.38	2.0%	20.23	19.82	2.1%
Seattle-Tacoma	15.50	14.92	3.9%	14.99	14.42	4.0%
Miami	17.28	16.62	4.0%	16.73	16.14	3.7%
Dallas-Ft. Worth	11.27	10.76	4.7%	10.92	10.50	4.0%
Houston	11.62	10.98	5.8%	11.26	10.72	5.0%
Atlanta	10.49	10.23	2.5%	10.28	10.03	2.5%
Philadelphia	13.74	13.48	1.9%	13.33	13.16	1.3%
Denver	13.73	12.70	8.1%	13.08	12.24	6.9%
Minneapolis-St. Paul	12.68	11.78	7.6%	12.14	11.39	6.6%
Portland	14.56	13.95	4.4%	14.12	13.62	3.7%
Orlando-Daytona	11.21	10.89	2.9%	10.90	10.62	2.6%
All other markets	11.69	11.30	3.5%	11.36	11.01	3.2%
Total realized rent per square foot	$14.46	$13.90	4.0%	$14.04	$13.53	3.8%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
REVPAF:
Los Angeles	$19.35	$18.37	5.3%	$18.72	$17.82	5.1%
San Francisco	19.53	18.34	6.5%	18.78	17.73	5.9%
New York	21.34	19.80	7.8%	20.63	19.11	8.0%
Chicago	13.43	12.70	5.7%	12.80	12.17	5.2%
Washington DC	19.59	18.96	3.3%	18.89	18.28	3.3%
Seattle-Tacoma	14.61	13.77	6.1%	13.96	13.15	6.2%
Miami	16.32	15.38	6.1%	15.67	14.89	5.2%
Dallas-Ft. Worth	10.65	9.98	6.7%	10.19	9.61	6.0%
Houston	11.04	10.25	7.7%	10.55	9.82	7.4%
Atlanta	9.82	9.42	4.2%	9.45	9.08	4.1%
Philadelphia	12.97	12.39	4.7%	12.41	12.06	2.9%
Denver	13.21	12.18	8.5%	12.46	11.51	8.3%
Minneapolis-St. Paul	12.06	11.14	8.3%	11.38	10.49	8.5%
Portland	13.81	13.16	4.9%	13.29	12.62	5.3%
Orlando-Daytona	10.53	10.12	4.1%	10.15	9.72	4.4%
All other markets	10.98	10.49	4.7%	10.57	10.06	5.1%
Total REVPAF	$13.65	$12.93	5.6%	$13.11	$12.44	5.4%

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2013  represent 148 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2011, or that we did not own as of January 1, 2011.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Other facilities” includes all facilities that we have owned, but were not yet stabilized as of January 1, 2011, as well as three facilities that we obtained control of and began consolidating in 2012.

The following table summarizes operating data with respect to these facilities:

NON SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
2013 third party acquisitions	$3,926	$-	$3,926	$4,303	$-	$4,303
2012 third party acquisitions	5,932	2,402	3,530	16,174	3,881	12,293
Other facilities	27,109	24,682	2,427	77,981	69,598	8,383
Total rental income	36,967	27,084	9,883	98,458	73,479	24,979

Cost of operations before depreciation and amortization expense:
2013 third party acquisitions	$1,704	$-	$1,704	$1,864	$-	$1,864
2012 third party acquisitions	2,291	1,087	1,204	6,189	1,785	4,404
Other facilities	7,958	7,544	414	23,085	22,604	481
Total cost of operations	11,953	8,631	3,322	31,138	24,389	6,749

Net operating income and net income:
2013 third party acquisitions	$2,222	$-	$2,222	$2,439	$-	$2,439
2012 third party acquisitions	3,641	1,315	2,326	9,985	2,096	7,889
Other facilities	19,151	17,138	2,013	54,896	46,994	7,902
Total net operating income (a)	25,014	18,453	6,561	67,320	49,090	18,230
Depreciation and amortization expense	(19,798)	(10,481)	(9,317)	(46,888)	(26,212)	(20,676)
Net income	$5,216	$7,972	$(2,756)	$20,432	$22,878	$(2,446)

At September 30:
Square foot occupancy:
2013 third party acquisitions				76.1%	-	-
2012 third party acquisitions				86.7%	77.8%	11.4%
Other facilities				89.7%	89.8%	(0.1)%
				86.3%	88.0%	(1.9)%

Annual contract rent per occupied square foot:
2013 third party acquisitions				$14.57	$-	-
2012 third party acquisitions				13.36	15.42	(13.4)%
Other facilities				16.52	15.95	3.6%
				15.58	15.88	(1.9)%

Number of facilities:
2013 third party acquisitions				32	-	32
2012 third party acquisitions				24	14	10
Other facilities				92	92	-
				148	106	42
Net rentable square feet (in thousands):
2013 third party acquisitions				2,492	-	2,492
2012 third party acquisitions				2,117	1,148	969
Other facilities				7,199	6,906	293
				11,808	8,054	3,754

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30,  2013 and 2012.

During 2012, we acquired 24 self-storage facilities from third parties for $225.5 million, and during the first nine months of 2013, we acquired 32 facilities from third parties for $392.4 million.   During 2013, we completed the expansion of a facility acquired in 2012 for $20.4 million (which excludes the cost to acquire the facility totaling $28.5 million) in additional development cost, adding 209,000 net rentable square feet of storage space.  The weighted average annualized yield for the facilities acquired in 2012 (excluding the facility that was acquired in 2012 and expanded in 2013) was 6.6% during the first nine months of 2013.  The weighted average annualized yield with respect to the 2013 acquisitions is not meaningful due to our limited ownership period.

During the nine months ended September 30, 2013, we completed expansions to the Other facilities, adding 293,000 net rentable square feet of self-storage space, at an aggregate cost of $19.9 million.

We expect to increase the number of Non Same Storage Facilities over at least the next twelve months through development of additional self-storage space and acquisitions of existing facilities from third parties.  As of September 30, 2013, we have development and expansion projects which will add approximately 1.6 million net rentable square feet of storage space at a total cost of approximately $188 million.  A total of $46 million in costs were incurred through September 30, 2013, with the remaining costs expected to be incurred primarily in the last three months of 2013 and in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

During the three months ending December 31, 2013, we expect to complete the acquisition of 88 self-storage facilities located in California, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas and Virginia, at a total cost of approximately $754 million.  A total of $324 million (representing 44 self-storage facilities) of these acquisitions have been completed as of November 5, 2013.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during the remainder of 2013 as these facilities approach stabilized occupancy levels.

Equity in earnings of unconsolidated real estate entities

At September 30, 2013, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and nine months ended September 30, 2013 and 2012 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$4,861	$2,801	$2,060	$14,147	$5,427	$8,720
Shurgard Europe	8,953	9,442	(489)	23,644	23,764	(120)
Other Investments	455	399	56	1,222	1,162	60
Total equity in earnings	$14,269	$12,642	$1,627	$39,013	$30,353	$8,660

Investment in PSB:    At September 30, 2013, we have an approximate 43% common equity interest in PSB, comprised of our ownership of 6,208,354 shares of PSB’s common stock (which includes 406,748 shares that we purchased in open-market transactions for an aggregate cost of $29.8 million during the three months ended September 30, 2013) and 7,305,355 limited partnership units in PSB’s underlying operating partnership. The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  On November 7, 2013, we expect to acquire 950,000 shares of PSB common stock at $79.25 per share (a total of $75.3 million), in a private placement that is expected to close concurrently with PSB’s public offering of approximately 1.3 million common shares (prior to exercise of the underwriter’s over-allotment option) at $79.25 per share.

At September 30, 2013, PSB owned and operated 28.6 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to  $4.9 million and $14.1  million in the three and nine months ended September 30, 2013, respectively, from $2.8 million and $5.4 million in the same periods in 2012, respectively.  These increases are due primarily to our equity share, totaling $1.6 million and $7.2 million during the three and nine months ended September 30, 2012, respectively, of EITF D-42 charges from PSB’s redemptions of preferred securities (none in 2013).  See Note 4 to our September 30, 2013 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Our investment in PSB, which we plan on holding for the long-term, provides us with some diversification.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At September 30, 2013, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for the nine months ended September 30, 2013 and 2012 is included in Note 4 to our September 30, 2013 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe, of which 49% is classified as equity in earnings and the remaining 51% as interest and other income.

Equity in earnings from Shurgard Europe decreased to $9.0 million and $23.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $9.4 million and  $23.8 million during the same periods in 2012.  These decreases  were due primarily to i) our equity share of a $1.1 million gain on disposition of assets recorded by Shurgard Europe in the three months ended September 30, 2012 and ii) with respect to the nine months ended September 30, 2013, termination charges related to the closure of a facility, offset by iii) reduced interest expense on Shurgard Europe’s loan payable to Wells Fargo as a result of principal reduction and lower interest rates, iv) lower general and administrative expense, and v) increases in the average exchange rate for the U.S. Dollar to the Euro from 1.251 and 1.282 for the three and nine months ended September 30, 2012, respectively, to 1.324 and 1.317 for the same periods in 2013.

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

The following table reflects 100% of the operating results of those 163 facilities, and we restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three and nine months ended September 30, 2013.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our September 30, 2013 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three and nine months ended September 30, 2013 and 2012.  Shurgard Europe’s consolidated operating results include 24 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (163 facilities):	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2013	2012	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$47,998	$49,199	(2.4)%	$141,340	$144,925	(2.5)%
Less: Cost of operations (excluding depreciation and amortization expenses)	19,732	19,913	(0.9)%	60,523	60,941	(0.7)%
Net operating income (b)	$28,266	$29,286	(3.5)%	$80,817	$83,984	(3.8)%

Gross margin	58.9%	59.5%	(1.0)%	57.2%	57.9%	(1.2)%

Weighted average for the period:
Square foot occupancy (c)	81.5%	83.6%	(2.5)%	80.7%	83.5%	(3.4)%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)	$26.70	$26.75	(0.2)%	$26.50	$26.28	0.8%
Available square foot (“REVPAF”) (d)	$21.76	$22.37	(2.7)%	$21.39	$21.94	(2.5)%

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.324	1.324	-	1.317	1.317	-
Actual historical exchange rates	1.324	1.251	5.8%	1.317	1.282	2.7%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for the three and nine months ended September 30, 2012 have been restated using the actual exchange rates for the three and nine months ended September 30, 2013.

(b)We present Shurgard Europe’s same-store net operating income or “NOI,” which is a non-GAAP (generally accepted accounting principles) financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes

NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating Shurgard Europe’s operating results.

(c)Square foot occupancies represent weighted average occupancy levels over the entire period.

(d)Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

Net operating income decreased 3.5% and 3.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, principally due to a reduction in revenue of 2.4% and 2.5%, respectively, and relatively flat cost of operations.  The revenue declines in the three and nine months ended September 30, 2013 as compared to the same periods in 2012 includes reductions in revenues of $0.6 million (9.0%) and $2.0 million (10.1%), respectively, in the United Kingdom due to the imposition of a 20% value-added tax on rental revenues effective November 1, 2012 which reduced our realized rents to new and existing customers.  Based upon current operating trends and metrics, we expect Shurgard Europe’s Same Store Facilities to experience a year over year reduction in revenues during the remainder of 2013.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at September 30, 2013 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our September 30, 2013 financial statements under the “Other Investments” for certain condensed combined financial information of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our September 30, 2013 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$21,722	$19,943	$1,779	$63,121	$57,958	$5,163
Commercial	3,593	3,457	136	10,617	10,596	21
Merchandise and other	8,664	8,613	51	25,278	24,468	810
Total revenues	33,979	32,013	1,966	99,016	93,022	5,994

Ancillary Cost of Operations:
Tenant reinsurance	4,757	3,801	956	12,226	10,650	1,576
Commercial	1,329	1,100	229	3,958	3,620	338
Merchandise and other	4,966	4,956	10	14,698	14,886	(188)
Total cost of operations	11,052	9,857	1,195	30,882	29,156	1,726

Commercial depreciation	696	703	(7)	2,083	2,086	(3)

Ancillary net income:
Tenant reinsurance	16,965	16,142	823	50,895	47,308	3,587
Commercial	1,568	1,654	(86)	4,576	4,890	(314)
Merchandise and other	3,698	3,657	41	10,580	9,582	998
Total ancillary net income	$22,231	$21,453	$778	$66,051	$61,780	$4,271

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

The increase in tenant insurance revenues in the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was due primarily to (i) an increase in the number of tenants participating in the insurance program, due to a larger tenant base combined with a higher participation level, and (ii) an increase in average premium rates.  On average, approximately 65% and 64% of our tenants had such policies during the three and nine months ended September 30, 2013, as compared to 63% for each of the same periods in 2012.  We expect less growth in the percentage of tenants with insurance policies, and approximately flat premium rates, in the remainder of 2013 as compared to the growth experienced in the first nine months of 2013.

Commercial operations: We also own and operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  During the nine months ended September 30, 2013 as compared to the same period in 2012, merchandise sales and margins improved primarily as a result of higher retail prices for our locks, combined with higher sales volumes for other products.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.

Other Income and Expense Items

Interest and other income:  Interest and other income was $5.6 million and $16.7 million in the three and nine months ended September 30, 2013, as compared to $5.4 million and $16.6 million for the same periods in 2012.  Interest and other income primarily includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while the remaining 49% is presented as additional equity in earnings on our statements of income.

Aggregate interest income and trademark license fees received from Shurgard Europe was $5.1 million and $15.2 million in the three and nine months ended September 30, 2013, as compared to $4.9 million and $14.9 million for the same periods in 2012.

The loan receivable from Shurgard Europe is denominated in Euros, has a balance of €311.0 million ($420.4 million) as of September 30, 2013, and matures in February 2015.  Future interest income recorded in connection with this loan will be dependent upon the average outstanding balance as well as the exchange rate of the Euro versus the U.S. Dollar.  All such interest has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.  The terms of a loan payable by Shurgard Europe to a bank, with a principal amount of €117.5 million at September 30, 2013, requires significant principal repayments through the maturity date in November 2014.  As a result, in the year ended December 31, 2012 and the nine months ended September 30, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.

We expect our joint venture partner in Shurgard Europe to acquire 51% of our loan receivable from Shurgard Europe for approximately €158.6 million  ($214 million based on the exchange rate at September 30, 2013) during the three months ending December 31, 2013; however, completion of this transaction is subject to contingencies.  If this transaction is consummated, it would result in the elimination of all of the interest income from our loan receivable, which totaled $4.8 million and $14.3 million during the three and nine months ended September 30, 2013, respectively.

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

Depreciation and amortization: Depreciation and amortization increased to $96.5 million and $278.5 million for the three and nine months ended September 30, 2013, as compared to $89.9 million and $265.2 million in the same periods in 2012, due principally to newly acquired facilities.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change

	(Amounts in thousands)

Share-based compensation expense	$8,592	$7,111	$1,481	$21,491	$18,394	$3,097
Costs of senior executives	419	419	-	4,892	4,319	573
Development and acquisition costs	3,077	1,228	1,849	6,088	4,694	1,394
Tax compliance costs and taxes paid	1,002	1,240	(238)	3,394	3,840	(446)
Legal costs	702	1,083	(381)	2,824	3,082	(258)
Public company costs	709	721	(12)	2,379	2,238	141
Other costs	3,149	3,496	(347)	8,920	7,550	1,370
Total	$17,650	$15,298	$2,352	$49,988	$44,117	$5,871

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  Share-based compensation cost increased $1.5 million and $3.1 million in the three and nine months ended September 30, 2013 as compared to the same periods in 2012, due primarily to additional share-based grants.  We expect share-based compensation expense to increase in the remainder of 2013 as compared to the same period in 2012, at a rate similar to that experienced in the three months ended September 30, 2013.  See Note 10 to our September 30, 2013 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increase in the nine months ended September 30, 2013 as compared to the same period in 2012 is due to an increase in incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $1.6 million and $1.7 million were incurred in connection with the acquisition of real estate facilities in the three and nine months ended September 30, 2013 as compared to $0.4 million and $1.3 million in the same periods in 2012.  We expect an increase in ongoing development and acquisition costs in the remainder of 2013 due to the expansion of our development and acquisition activities, as well as increased incremental legal, transfer tax and other related costs associated with our expected acquisition of $754 million of self-storage facilities in the three months ending December 31, 2013.

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

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of directors’ costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Dodd-Frank Act and Sarbanes-Oxley Act.

Other costs increased in the nine months ended September 30, 2013 due primarily to an increase in employee termination costs.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest expense: Interest expense was $0.5 million and $4.6 million for the three and nine months ended September 30, 2013 as compared to $4.9 million and $15.3 million for the same periods in 2012.

The decrease in the three and nine months ended September 30, 2013 as compared to the same periods in 2012, is due primarily to principal repayments, combined with increases of $0.8 million and $2.3 million in capitalized interest in the three and nine months ended September 30, 2013 associated with our development activities.  See Note 6 to our September 30, 2013 financial statements for a schedule of our notes payable balances, principal repayment requirements, and average interest rates.  We expect that a majority of our interest expense in the remainder of 2013 will be capitalized as real estate costs.

Foreign Exchange Gain (Loss): We recorded foreign currency translation gains of $16.1 million and $9.3 million in the three and nine months ended September 30, 2013, respectively, as compared to a gain of $9.0 million and a loss $2.5 million for the same periods in 2012, respectively, representing primarily the change in the U.S.

Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.352, 1.301 and  1.322 at September 30, 2013, June 30, 2013 and December 31, 2012, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed to us by Shurgard Europe and our continued expectation of collecting the principal on the loan in the foreseeable future.  As noted above, we expect our joint venture partner in Shurgard Europe to acquire 51% of our loan receivable from Shurgard Europe for approximately $214 million during the three months ending December 31, 2013; however, completion of this transaction is subject to contingencies.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred shares.  During 2012, we redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 totaled $11.4 million and $49.7 million in the three and nine months ended September 30, 2012 (there were no redemptions of preferred securities and as a result, no EITF D-42 allocations in 2013).  Net income allocable to preferred shareholders associated with distributions decreased during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, due primarily to lower average dividend rates and lower average outstanding preferred shares.  Based upon our preferred shares outstanding at September 30, 2013, our quarterly distribution to our preferred shareholders is expected to be approximately $51.9 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$316,213	$295,098	$892,018	$823,785
Non Same Store Facilities	25,014	18,453	67,320	49,090
	341,227	313,551	959,338	872,875

Self-storage depreciation expense:
Same Store Facilities	(76,043)	(78,713)	(229,504)	(236,897)
Non Same Store Facilities	(19,798)	(10,481)	(46,888)	(26,212)
	(95,841)	(89,194)	(276,392)	(263,109)

Self-storage net income:
Same Store Facilities	240,170	216,385	662,514	586,888
Non Same Store Facilities	5,216	7,972	20,432	22,878
Total net income from self-storage	245,386	224,357	682,946	609,766

Ancillary operating revenue	33,979	32,013	99,016	93,022
Ancillary cost of operations	(11,052)	(9,857)	(30,882)	(29,156)
Commercial depreciation and amortization	(696)	(703)	(2,083)	(2,086)
General and administrative expenses	(17,650)	(15,298)	(49,988)	(44,117)
Operating income	$249,967	$230,512	$699,009	$627,429

Liquidity and Capital Resources

Financial Strategy:    Our financial profile is characterized by a low level of debt-to-total-capitalization.  We expect to fund our long-term growth strategies and debt obligations with (i) retained operating cash flows, (ii) depending upon market conditions, proceeds from the issuance of common or preferred equity, and (iii) in the case of acquisitions of facilities, the assumption of existing debt.  In general, our strategy is to continue to finance our growth with permanent capital, either retained operating cash flow or capital raised through the issuance of common or preferred equity to the extent that market conditions are favorable and using bank debt as interim financing when market conditions are unfavorable.

Unlike most REITs, we have elected to use predominantly preferred securities in our capital structure as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt.  We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult, relative to a traditional taxable corporation, to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enables us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not contain covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

During periods of favorable market conditions, we have generally been able to raise capital from the issuance of preferred securities at attractive coupon rates.  During the nine months ended September 30, 2013 and the year ended December 31, 2012 we issued approximately $725.0 million and $1.7 billion, respectively, of preferred securities.  The net proceeds from these issuances were generally used to fund the redemptions of higher rate preferred securities and thus lower our cost of capital with respect to our overall outstanding preferred securities.  Currently, market conditions are much less favorable, with market coupon rates for our most recently issued series at approximately 6.5% (as compared to 5.2% for the preferred securities we issued earlier in 2013). Financial advisors have advised us that a new issuance of our preferred stock would need to be in the area of 6.75% to 6.875% and the amount of capital we could raise would most likely be much lower than what we raised earlier in 2013.  The market coupon rate on our preferred securities is influenced by long term interest rates.

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A+” by Fitch Ratings.  In recent years, we have been one of the largest and most frequent issuers of preferred equity in the U.S.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, debt service, capital improvements and distributions to our shareholders for the foreseeable future.  However, due to recent opportunities to acquire a significant number of self-storage facilities, our near-term liquidity position and our current liquidity is not sufficient to meet our capital requirement to fund $754 million in property acquisitions during the three months ending December 31, 2013.

At September 30, 2013, we had a total of $57 million in cash and an undrawn $300 million line of credit.  During the last three months of 2013, we expect to generate retained operating cash flow (after distribution requirements to our shareholders and maintenance capital expenditures) of approximately $70 million.  In addition, we expect our partner in Shurgard Europe to purchase 51% of our loan receivable from Shurgard Europe which would result in approximately $214 million of additional liquidity before the end of 2013; however, completion of this transaction is not assured.

Our capital requirements during the last three months of 2013 include $754 million to acquire real estate facilities, $19 million in principal repayments on debt, estimated development requirements of approximately $30 million, and approximately $75 million for an expected acquisition of PSB common stock on November 7, 2013.

Through November 5, 2013, we have completed $324 million of the $754 million of acquisitions noted above.  We funded these acquisitions with a combination of borrowings on our line of credit and a $100 million short-term loan from PSB.  We repaid the loan to PSB on October 18, 2013.  At November 5, 2013, we have $135 million outstanding on our line of credit.

We do not expect to issue preferred stock at this time due to market conditions, as noted above.  However, we have a variety of alternatives to finance our capital needs, which may include common equity, debt, or some combination of both combined with our retained operating cash flow.

Debt Service Requirements: As of September 30, 2013, our outstanding debt totaled approximately $100.1 million.  Approximate principal maturities of our debt are as follows (amounts in thousands):

2013 (remainder)	$18,895
2014	35,127
2015	30,009
2016	10,065
2017	1,003
Thereafter	5,019
$100,118

Our remaining debt maturities are nominal compared to our annual cash from operations available for debt repayment.  We intend to repay the debt at maturity and not seek to refinance it with additional debt.

Our portfolio of real estate facilities is substantially unencumbered.  At September 30, 2013, we have 2,046 self-storage facilities with an aggregate net book value of approximately $7.3 billion that are unencumbered.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer.  Capital improvements do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  We incurred $55.9 million in capital expenditures to maintain our facilities during the nine months ended September 30, 2013, and we expect to incur approximately $28 million in the three months ending December 31, 2013, which includes approximately $10 million with respect to 120 self-storage facilities that we have acquired, or expect to acquire, in 2013, in order to re-brand these facilities and address deferred maintenance.  For the last three years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Aggregate REIT qualifying distributions paid during the nine months ended September 30, 2013 totaled $798.3 million, consisting of $152.4 million to preferred shareholders and $645.9 million to common shareholders and restricted share unitholders.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2013 to be approximately $207.6 million per year.

On October 31, 2013, our Board of Trustees declared a regular common quarterly dividend of $1.40 per common share, representing an increase of $0.15 per share from the prior quarter.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with operating cash flow.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the available operating cash flows of the respective subsidiary.  We estimate annual distributions of approximately $6.5 million with respect to such noncontrolling interests outstanding at September 30, 2013.

Real Estate Investment Activities:  During the three months ending December 31, 2013, we expect to complete the acquisition of 88 self-storage facilities (26 in Florida, 16 in Texas, twelve in South Carolina, eleven in Georgia, nine in North Carolina, nine in Virginia, four in Colorado and one in California), at a total cost of approximately $754 million.  A total of $324 million of these acquisitions have been completed as of November 5, 2013, while the remainder is under contract and subject to customary closing conditions.  During the remainder of 2013, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of September 30, 2013, we have development and expansion projects which will add approximately 1.6 million net rentable square feet of storage space at a total cost of approximately $188 million.  A total of $46 million in costs were incurred through September 30, 2013, with the remaining costs expected to be incurred primarily in the last three months of 2013 and in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: We have a 49% interest in Shurgard Europe and our institutional partner owns the remaining 51% interest.  As of September 30, 2013, Shurgard Europe had two loans outstanding; (i) €117.5 million due to a bank and (ii) €311.0 million due to Public Storage.  The loan due to Public Storage (totaling $420.4 million U.S Dollars based on the exchange rate at September 30, 2013) bears interest at a fixed rate of 9.0% per annum, has no required principal payments until maturity on February 15, 2015, but can be prepaid in part or in full at any time without penalty.  This loan is denominated in Euros and is translated to U.S. Dollars for financial statement purposes.

The bank loan requires significant principal reduction through the maturity date in November 2014.  As a result, in the nine months ended September 30, 2013, there were no principal repayments on our loan, and future principal repayments on our loan will be limited until the bank loan is repaid.  Further, consistent with prior years, we do not expect to receive cash distributions from Shurgard Europe with respect to our 49% equity interest for the foreseeable future.

We expect our joint venture partner in Shurgard Europe to acquire 51% of our loan receivable from Shurgard Europe for approximately €158.6 million ($214 million based on the exchange rate at September 30, 2013) during the three months ending December 31, 2013; however, completion of this transaction is subject to contingencies.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through November  5, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2013 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2013	2014	2015	2016	2017	Thereafter

Long-term debt (1)	$108,112	$20,125	$38,649	$31,358	$10,851	$1,324	$5,805

Operating leases (2)	66,237	1,073	4,322	3,361	3,273	2,320	51,888

Construction commitments (3)	37,543	30,034	7,509	-	-	-	-

Purchase commitments (4)	314,700	314,700	-	-	-	-	-

Total	$526,592	$365,932	$50,480	$34,719	$14,124	$3,644	$57,693

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our September 30, 2013 financial statements for additional information on our notes payable.

(2)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable;  however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)Amounts exclude an additional $105 million in future expected development spending that was not under contract at September 30, 2013.

(4)While we expect to complete $754 million of acquisitions in the three months ending December 31, 2013, only $315 million of these acquisitions were under contract and not subject to closing contingencies at September 30, 2013.

We estimate the quarterly distribution requirements with respect to our Preferred Shares outstanding at September 30, 2013, to be approximately $51.9 million per quarter.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no other series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At September 30, 2013, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $100.1 million and represents 1.1% of the book value of our equity at September 30, 2013.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $416.3 million at September 30, 2013.  We also have a loan receivable from Shurgard Europe, which is denominated in Euros, totaling €311.0 million ($420.4 million) at September 30, 2013.

The table below summarizes annual debt maturities and weighted-average interest rates on our outstanding debt at the end of each year and fair values required to evaluate our expected cash-flows under debt agreements and our sensitivity to interest rate changes at September 30, 2013 (dollar amounts in thousands).

	Remainder of
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

Fixed rate debt	$18,895	$35,127	$30,009	$10,065	$1,003	$5,019	$100,118	$100,118
Average interest rate	5.87%	5.35%	5.45%	5.57%	5.78%	5.69%

Variable rate debt (1)	$-	$-	$-	$-	$-	$-	$-	$-
Average interest rate

(1)Amounts represent borrowings under our line of credit which expires in March 2017.  We had no outstanding borrowings on our Credit Facility at September 30, 2013.  At November 5, 2013, we had outstanding borrowings on our Credit Facility of $135.0 million.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 5, 2013, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2013.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended September 30, 2013.

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

DATED: November 5, 2013

PUBLIC STORAGE

By:	/s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE

INDEX TO EXHIBITS (1)

(Items 15(a)(3) and 15(c))

3.1

Articles of Amendment and Restatement of Declaration of Trust of Public Storage, a Maryland real estate investment trust.  Filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein.

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

10.5.1

Second Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2013, by and among Public Storage, the Lenders party thereto and Wells Fargo Bank, National Association.  Filed with the Registrant’s Current Report on Form 8-K on July 18, 2013 and incorporated herein by reference.

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