Form 10-K
period 2013-12-31
Public Storage
filed 2014-02-26
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013.

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                 .

Commission File Number:  001‑33519

PUBLIC STORAGE

(Exact name of Registrant as specified in its charter)

Maryland	95‑3551121
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
701 Western Avenue, Glendale, California 91201-2349 (Address of principal executive offices) (Zip Code)

(818) 244‑8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.875% Cumulative Preferred Share, Series O $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series P $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series Q $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.350% Cumulative Preferred Share, Series R $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cumulative Preferred Share, Series T $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Common Shares, $.10 par value...............................................................................................................	New York Stock Exchange

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

Yes [X]No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]No [   ]

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

Large Accelerated Filer [X]Accelerated Filer [   ]Non-accelerated Filer [   ]Smaller Reporting Company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2013:

Common Shares, $0.10 Par Value – $22,171,992,000  (computed on the basis of $153.33 per share which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange on June 30, 2013).

As of February 21, 2014, there were 172,120,701 outstanding Common Shares, $.10 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

PART I

ITEM 1.Business

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

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;
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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REIT’s, which could impact our status as a REIT;
•	disruptions or shutdowns of our automated processes, systems and the Internet or breaches of our data security;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost; and
•	economic uncertainty due to the impact of terrorism or war.

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

At December 31, 2013, our principal business activities are as follows:

(i)

Domestic Self-Storage: We acquire, develop, own, and operate self-storage facilities which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (“U.S.”).  We have direct and indirect equity interests in 2,200 self-storage facilities (141 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)

European Self-Storage:  We have a 49% equity interest in Shurgard Europe, with an institutional investor owning the remaining 51% interest.  Shurgard Europe owns 187 self-storage facilities (10 million net rentable square feet of space) located in seven countries in Western Europe which operate under the “Shurgard” brand name and manages one facility we own in the United Kingdom.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

(iii)

Commercial:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT which owns and operates 29.7 million net rentable square feet of commercial space.  We also wholly-own 1.4 million net rentable square feet of commercial space, substantially all of which is managed by PSB.

In addition, we  reinsure policies against losses to goods stored by customers in our self-storage facilities, sell merchandise at our self-storage facilities and manage self-storage facilities owned by third-party owners.

For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

We report annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants.  We have also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings.  We expect to continue such reporting.

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Competition

We believe that storage customers generally store their goods within a five mile radius of their home or business.  Most of our facilities compete with other nearby self-storage facilities that use the same marketing channels and offer the same service as us.  Generally, our competitors attract customers using the same marketing channels we use, including Internet advertising, signage, and banners.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 6% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own approximately 12%, with all other self-storage space owned by numerous private regional and local operators.  We believe this market fragmentation enhances the advantage of our brand name, as well as the economies of scale we enjoy with approximately 71% of our 2013 same-store revenues in the 20 Metropolitan Statistical Areas (“MSA’s”, as defined by the U.S. Census Bureau) with the highest population levels.

Such fragmentation also provides opportunities for us to acquire additional facilities; however, we compete with a wide variety of institutions and other investors who also view self-storage facilities as attractive investments.  The amount of capital available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

Business Attributes

We believe that we possess several primary business attributes that permit us to compete effectively:

Centralized information networks:  Our centralized reporting and information network enables us to identify changing market conditions and operating trends as well as analyze customer data and quickly change each of our individual properties’ pricing and promotions  on an automated basis.

Convenient shopping experience: Customers can conveniently shop the space available at our facilities, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, and learn about ancillary businesses through the following marketing channels:

•

Our Website:  The online marketing channel continues to grow in prominence, with approximately 55% of our move-ins in 2013 sourced through our website, as compared to 36% in 2010.  In addition, we believe that many of our customers who directly call our call center, or who move-in to a facility on a walk-in basis, have already reviewed our pricing and space availability through our website.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update and improve our website to enhance its productivity.

•	Our Call Center: Our call center is staffed by skilled sales specialists. Customers reach our call center by calling our advertised toll-free telephone referral number, (800) 44- 6

STORE, or telephone numbers provided on the Internet.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to an internet reservation, enhances our ability to close sales with potential storage customers.

•

Our Properties:  Customers can also shop at any one of our facilities.  Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of storage alternatives at that site or our other nearby storage facilities.  Property managers are extensively trained to maximize the conversion of such “walk in” shoppers into customers.

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2013, we operated 2,200 self-storage facilities with over one million self-storage spaces.  These facilities are generally located in major markets within 38 states in the U.S.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large number of facilities in close proximity to each other.

We believe our market share and concentration in major metropolitan centers makes various promotional and media programs more cost-beneficial for us than for our competitors.  As noted above, approximately 71% of our same-store revenues for 2013 were in the 20 MSA’s with the highest population levels.  Our large market share and well-recognized brand name increases the likelihood that our facilities will appear prominently in unpaid search results for “self-storage” on major online search engines, and enhances the efficiency of our bidding for paid multiple-keyword advertising.  We can use television advertising in many markets, while most of our competitors cannot do so cost-effectively.

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry in the U.S, due to our national reach in major markets in 38 states, and our highly visible facilities, with their distinct orange colored doors and signage.  We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a similarly established and valuable brand in Europe.  We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities, relative to other operators.

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

Improve the operating performance of existing facilities: We seek to increase the net cash flow of our existing self-storage facilities by a) regularly analyzing our call volume, reservation activity, Internet activity, move-in/move-out rates and other market supply and demand factors and responding by adjusting our marketing activities and rental rates, b) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and c) controlling operating costs.  We believe that our property management personnel, systems, our convenient shopping options for the customer, and our media and Internet advertising programs will continue to enhance our ability to meet these goals.

Acquire properties owned or operated by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provide us an advantage in evaluating the potential of acquisition opportunities.  The level of third-party acquisition opportunities available depends upon many factors, such as the motivation of potential sellers to liquidate their investments, as well as the financing available to self-storage owners.  We decide whether to pursue acquisition opportunities based upon many factors including our opinion as to the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform and our yield expectations.

During 2013, we acquired 121 facilities from third parties for approximately $1.2 billion, primarily through large portfolio acquisitions.  This volume was higher than in the preceding six years combined.  We will continue to seek to acquire properties in 2014.  While there were more sellers of self-storage facilities in 2013 due at least in part, we believe, to higher values and robust cash flows of self-storage facilities, it is uncertain as to the level of third party acquisitions we will complete in 2014.

Develop new self-storage space:  The development of new self-storage locations and the expansion of existing self-storage facilities has been an important source of growth.   Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2013, we had a development pipeline of projects to expand existing self-storage facilities and develop new self-storage facilities, which will add approximately 1.8 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $196 million, of which $52 million had been incurred at December 31, 2013, and the remaining costs will be incurred principally in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, due to the difficulty in finding projects that meet our risk-adjusted yield expectations, as well as the difficulty in obtaining building permits for self-storage activities in certain municipalities, it is uncertain as to how much additional development we will undertake in the future.

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.:  Our investment in PSB provides us diversification into another asset type.  PSB is a stand-alone public company traded on the New York Stock Exchange.  During the year ended December 31, 2013, we increased our investment in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.

Over the past three years, PSB has been able to grow its portfolio through acquisitions.  In 2011 and 2012, PSB acquired an aggregate total of 6.8 million net rentable square feet of commercial space for an aggregate purchase price of approximately $605.0 million.  In 2013, PSB acquired 1.5 million net rentable square feet for an aggregate purchase price of $115.6 million.    As of December 31, 2013, PSB owned and operated approximately 29.7 million net rentable square feet of commercial space, and had an enterprise value of approximately $3.9 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its debt and preferred stock as of December 31, 2013).

Participate in the growth of European self-storage through ownership in Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 187 facilities with approximately 10 million net rentable square feet in:  France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S.  However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  In the long run, we believe Shurgard Europe could capitalize on potential increased demand through the development of new facilities or, to a lesser extent, acquiring existing facilities.

Financing of the Company’s Growth Strategies

Overview of financing strategy:  In order to grow our asset base, access to capital is important.  In general, we seek to finance our investment activities with retained cash flow and the issuance of preferred and common securities when market conditions are favorable, using bank debt as bridge financing when market conditions are not favorable.

Permanent capital:  We have generally been able to raise capital through the issuance of preferred securities at an attractive cost of capital relative to the issuance of our common shares and, as a result, issuances of common shares have been minimal over the past several years.  During the years ended December 31, 2013 and 2012, we issued approximately $725.0 million and $1.7 billion, respectively, of preferred securities.  Currently, market conditions are much less favorable, with market coupon rates for our most recently issued series of preferred securities trading at approximately 6.5% (as compared to 5.2% for the preferred securities we issued in the first quarter of 2013).  We believe that market coupon rates for a new issuance of our preferred securities would need to be in the area of 6.5% and the amount of capital we could raise would most likely be much lower than what we raised in the first quarter of 2013.

Bridge financing:  We have in the past used our $300 million revolving line of credit as temporary “bridge” financing and repaid such borrowings with permanent capital.  At December 31, 2013, we had approximately $50.1 million outstanding on our line of credit (none as of February 25, 2014).  On December 2, 2013, we borrowed $700 million from Wells Fargo pursuant to a term loan due in one year, in order to fund our acquisitions of self-storage facilities in the fourth quarter of 2013.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Borrowing through mortgage loans or senior debt:  Even though preferred securities have a higher coupon rate than long-term debt, we have generally not issued conventional debt due to refinancing risk associated with debt and other benefits of preferred securities described in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

We have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below. Our senior debt has an “A” credit rating by Standard and Poor’s.  Notwithstanding our desire to continue to meet our capital needs with permanent capital, we believe this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon on preferred securities if we chose to.

Assumption of Debt: Substantially all of our mortgage debt outstanding was assumed in connection with real estate acquisitions.   When we have assumed debt in the past, we did so because the nature of the loan terms did not allow prepayment, or a prepayment penalty made it economically disadvantageous to prepay.

Issuance of securities in exchange for property: We have issued both our common and preferred securities in exchange for real estate and other investments in the past.  Future issuances will be dependent upon our financing needs and capital market conditions at the time, including the market prices of our equity securities.

Joint Venture financing: We have used joint ventures with institutional investors and we may form additional joint ventures in the future.

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

Facilities Owned by Subsidiaries

In addition to our direct ownership of 2,172 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2013, we have controlling indirect interests in entities that own 14 self-storage facilities in the U.S.  Due to our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2013, we also had ownership interests in entities that we do not control or consolidate.  These entities include PSB, Shurgard Europe (discussed above), and various limited partnerships that own an aggregate of 14 self-storage facilities.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  None of the other Unconsolidated Real Estate Entities have significant amounts of debt or other obligations.  See Note 4 to our December 31, 2013 financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Real Estate Entities.

Limitations on Debt

Without the consent of holders of the various series of Senior Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles.  As of December 31, 2013, the Debt Ratio was approximately 6%.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we were in compliance with each of these covenants as of December 31, 2013.

Employees

We have approximately 5,200 employees in the U.S. at December 31, 2013 which are engaged primarily in property operations.

Seasonality

We experience minor seasonal fluctuations in the demand for self-storage space, with demand and rates generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

We have historically carried customary property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of approximately $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At December  31, 2013, there were approximately 759,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $1.7 billion.

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

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2013 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand and impairing our operating results.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2013, we have a pipeline of development projects totaling $196 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage facilities and from other storage alternatives.  Most of our properties are self-storage facilities, which generated most of our revenue for the year ended December 31, 2013.  Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  If development of self-storage facilities by other operators were to increase, due to increases in availability of funds for investment or other reasons, competition with our facilities could intensify.

We may incur significant liabilities from environmental contamination or moisture infiltration.   Existing or future laws impose or may impose liability on us to clean up environmental contamination on or around properties that we currently or previously owned or operated, even if we were not responsible for or aware of the environmental contamination or even if such environmental contamination occurred prior to our involvement with the property.  We have conducted preliminary environmental assessments on most of our properties, which have not identified material liabilities.  These assessments, commonly referred to as “Phase 1 Environmental Assessments,” include an investigation (excluding soil or groundwater sampling or analysis) and a review of publicly available information regarding the site and other nearby properties.

We are also subject to potential liability relating to moisture infiltration, which can result in mold or other damage to our or our customers’ property, as well as potential health concerns.  When we receive a complaint or otherwise become aware that an air quality concern exists, we implement corrective measures and seek to work proactively with our customers to resolve issues, subject to our contractual limitations on liability for such claims.

We are not aware of any environmental contamination or moisture infiltration related liabilities that could be material to our overall business, financial condition, or results of operation.  However, we may not have detected all material liabilities, we could acquire properties with material undetected liabilities, or new conditions could arise or develop in the future.   Settling any such liabilities could negatively impact our earnings and cash available for distribution to shareholders, and could also adversely affect our ability to sell, lease, operate, or encumber affected facilities.

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

Our ability to issue preferred shares or access other sources of capital, such as borrowing, has been in the past, and may in the future be, adversely affected by challenging market conditions.  The issuance of perpetual preferred securities historically has been a significant source of capital to grow our business.  If we were unable to issue preferred shares or borrow at reasonable rates, prospective earnings growth through expanding our asset base could be limited.

We have exposure to European operations through our ownership in Shurgard Europe.

As a result of our ownership of 49% of the equity in Shurgard Europe’s equity with a book value of $424.1 million at December 31, 2013, and our loan to Shurgard Europe totaling $428.1 million at December 31, 2013, we are exposed to additional risks related to the ownership and operation of international businesses that may adversely impact our business and financial results, including the following:

•

Currency risks:  Currency fluctuations can impact the fair value of our equity investment in, and loan to Shurgard Europe, as well as the related income we receive as well as future repatriation of cash.

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

•

Impediments to capital repatriation could negatively impact the realization of our investment in Shurgard Europe: Laws in Europe and the U.S. may create, impede or increase our cost to repatriate capital or earnings from Shurgard Europe.

•	Risks of collective bargaining and intellectual property: Collective bargaining, which is prevalent in certain areas in Europe, could negatively impact Shurgard Europe’s labor costs or operations.
•

Potential operating and individual country risks:  Economic slowdowns or extraordinary political or social change in the countries in which it operates have posed, and could continue to pose, challenges or result in future reductions of Shurgard Europe’s operating cash flows.

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

•

Risks related to Shurgard Europe’s Debt:  Shurgard Europe has a term loan from a bank (the “Bank Loan”) with a balance of approximately €107.5 million ($148.0 million) at December 31, 2013 maturing in November 2014 and a loan due to us (the “Shareholder Loan”) totaling €311.0 million ($428.1 million) at December 31, 2013.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value, using the proceeds from a bank loan (the “JV Partner Loan”), and the maturity date of the Shareholder Loan was extended to April 2019.  The JV Partner Loan matures in two years and is collateralized with our joint venture partner’s interests in the Shareholder Loan and their interest in Shurgard Europe.  Shurgard Europe will seek to refinance the Bank Loan.  If Shurgard Europe is not able to refinance its debt due to a constrained credit market, negative operating trends or other reasons, our equity investment in Shurgard Europe could be negatively impacted.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2013, B. Wayne Hughes, our former Chairman, and his family, which includes two members of the board of trustees (the “Hughes Family”) owned approximately 15.8% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

There can be no assurance that we qualify or will continue to qualify as a REIT.  The highly technical nature of the REIT rules, the ongoing importance of factual determinations, the possibility of unidentified issues in prior periods or changes in our circumstances, all could adversely affect our ability to comply.  For any taxable year that we fail to qualify as a REIT and statutory relief provisions did not apply, we would be taxed at the regular federal corporate rates on all of our taxable income and we also could be subject to penalties and interest.  We would generally not be eligible to seek REIT status again until the fifth taxable year after the first year of our failure to qualify. Any taxes, interest and penalties incurred would reduce the amount of cash available for distribution to our shareholders or for reinvestment and would adversely affect our earnings, which could have a material adverse effect.

We may pay some taxes, reducing cash available for shareholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are greater than what would be paid under similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments.  To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business and security breaches or a failure of such networks, systems or technology could adversely impact our business and customer relationships.

We are heavily dependent upon automated information technology and Internet commerce, with approximately half of our new customers coming from the telephone or over the Internet, and the nature of our business involves the receipt and retention of personal information about our customers.  We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage at our systems or those of our third party providers, despite our use of back up and redundancy measures.  Further, viruses and other related risks could negatively impact our information technology processes.  Our or our customers’ confidential information could be compromised or misappropriated, due to a breach of our network security.  Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations.

We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

At December 31, 2013, the Hughes Family had ownership interests in, and operated, 54 self-storage facilities in Canada (the “Canadian Self-Storage Facilities”).  These facilities are operated under the “Public Storage” tradename, which we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of the Canadian Self-Storage Facilities if the Hughes Family or the corporation agrees to sell them.  However, we do not benefit from profits or potential appreciation in value of the Canadian Self-Storage Facilities because we have no ownership interest in these facilities.  We do not operate in the Canadian self-storage market, and have no plans to do so.  However, if we choose to do so without acquiring the Hughes Family interests in the Canadian Self-Storage Facilities, we may have to share the use of the “Public Storage” name in Canada with the Hughes Family, unless we are able to terminate the license agreement.

Through our subsidiaries, we reinsure risks relating to loss of goods stored by customers in the Canadian Self-Storage Facilities.  During the years ended December 31, 2013, 2012 and 2011, we received $0.5 million, $0.6 million and $0.6 million, respectively, in reinsurance premiums attributable to the Canadian Self-Storage Facilities.  Because our right to earn these premiums may be qualified, there is no assurance that these premiums will continue.

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

We hold Limited Lines Self-Service Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision.  Our continued ability to maintain these Limited Lines Self-Service Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with related rules and regulations.  The regulatory authorities in each jurisdiction generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret, and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance agents.  As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined or penalized or suffer an adverse judgment.  For the year ended December 31, 2013, we recorded a total of $67.8 million in net income from our tenant reinsurance activities.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2013, we had direct and indirect ownership interests in 2,200 self-storage facilities located in 38 states within the U.S. and 188 storage facilities located in seven Western European nations:

	At December 31, 2013
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
U.S.:
California:
Southern.........................................	244	17,192
Northern.........................................	173	10,310
Texas...............................................	254	16,715
Florida...........................................	247	16,344
Illinois.............................................	126	7,904
Georgia...........................................	107	7,049
Washington.....................................	91	6,064
North Carolina.............................	77	5,272
Virginia...........................................	87	5,110
New York.......................................	65	4,527
Colorado.........................................	63	3,980
New Jersey.....................................	56	3,549
Maryland.......................................	57	3,404
Minnesota.......................................	43	2,931
South Carolina.............................	52	2,867
Michigan.........................................	43	2,755
Arizona...........................................	40	2,470
Missouri.........................................	37	2,136
Oregon...........................................	39	2,006
Pennsylvania...............................	29	1,993
Indiana...........................................	31	1,926
Ohio...............................................	31	1,922
Nevada...........................................	27	1,818
Massachusetts.............................	25	1,691
Tennessee.......................................	27	1,528
Kansas...........................................	22	1,310
Wisconsin.......................................	15	968
Other states (12 states).................	92	5,278
Total – U.S......................................	2,200	141,019

Europe (b):
France.............................................	55	2,886
Netherlands.....................................	40	2,180
Sweden...........................................	30	1,623
Belgium...........................................	21	1,270
United Kingdom...........................	21	1,025
Germany.........................................	11	571
Denmark.........................................	10	565
Total - Europe...............................	188	10,120

Grand Total.....................................	2,388	151,139

(a)	See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2013 financials, for a complete list of properties consolidated by the Company.
(b)	The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2013, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 92.7% and $14.18, respectively, in the U.S. and 79.6% and $26.90, respectively, in Europe.

At December 31, 2013,  45 of our U.S. facilities with a net book value of $224 million were encumbered by an aggregate of $89 million in secured notes payable.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Space is rented on a month-to-month basis and rental rates vary according to the location of the property, the size of the storage space and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access, its proximity to elevators, or if the space is climate controlled.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

Users include individuals from virtually all demographic groups, as well as businesses.  Individuals usually store furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods.  Businesses normally store excess inventory, business records, seasonal goods, equipment and fixtures.

Our self-storage facilities generally consist of between 350 to 750 storage spaces.  Most spaces have between 25 and 400 square feet and an interior height of approximately eight to 12 feet.

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

We believe that self-storage facilities, upon achieving stabilized occupancy levels of approximately 90%, have attractive characteristics consisting of high profit margins, a broad tenant base and low levels of capital expenditures to maintain their condition and appearance.  Historically, upon reaching stabilization, our U.S. self-storage facilities have generally shown a high degree of stability in generating cash flows.

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2013, owns and operates approximately 29.7 million net rentable square feet of commercial space in eight states.  At December 31, 2013, the $424.5 million book value and $1.1 billion market value, respectively, of our investment in PSB represents approximately 4% and 11%, respectively of our total assets.  We also directly own 1.4 million net rentable square feet of commercial space managed primarily by PSB.

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

ITEM 3.Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

a.	Market Information of the Registrant’s Common Equity:

Our Common Shares (NYSE: PSA) have been listed on the New York Stock Exchange since October 19, 1984.   The following table sets forth the high and low sales prices of our Common Shares on the New York Stock Exchange composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2012	1st	$ 141.48	$ 129.04
	2nd	146.49	129.77
	3rd	152.68	137.86
	4th	148.17	135.07

2013	1st	157.95	144.35
	2nd	168.66	145.04
	3rd	168.30	149.46
	4th	176.68	147.14

As of February 15, 2014, there were approximately 16,043 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2013 we paid distributions to our common shareholders of $1.25 per common share for each of the quarters ended March 31, June 30, September 30 and $1.40 per common share for the quarter ended December 31, representing an aggregate of $884.2 million or $5.15 per share.  During 2012 we paid distributions to our common shareholders of $1.10 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $751.2 million or $4.40 per share.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2013, the dividends paid on common shares and preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income.....................	100.0000%	100.0000%	99.8273%	99.9543%
Long-term Capital Gain...........	0.0000%	0.0000%	0.1727%	0.0457%
Total.........................................	100.0000%	100.0000%	100.0000%	100.0000%

For 2012, the dividends paid on common shares ($4.40 per share) and on all the various classes of preferred shares were classified as ordinary income.

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board of Trustees has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.  We had no equity shares outstanding for any period in the years ended December 31, 2013 and 2012.

d.	Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 25, 2014, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2013.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

We had no preferred redemptions during the year ended December 31, 2013.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2013	2012	2011	2010	2009

Revenues	$1,981,746	$1,842,504	$1,735,888	$1,631,294	$1,607,395

Expenses:
Cost of operations	565,161	555,904	560,509	545,921	536,555
Depreciation and amortization	387,402	357,781	357,969	353,245	339,003
General and administrative	66,679	56,837	52,410	38,487	35,735
Asset impairment charges	-	-	2,186	994	-
	1,019,242	970,522	973,074	938,647	911,293
Operating income	962,504	871,982	762,814	692,647	696,102
Interest and other income	22,577	22,074	32,333	29,017	29,813
Interest expense	(6,444)	(19,813)	(24,222)	(30,225)	(29,916)
Equity in earnings of unconsolidated real estate entities	57,579	45,586	58,704	38,352	53,244
Foreign currency exchange gain (loss)	17,082	8,876	(7,287)	(42,264)	9,662
Gain on real estate sales and debt retirement	4,233	1,456	10,801	827	37,540
Income from continuing operations	1,057,531	930,161	833,143	688,354	796,445
Discontinued operations	-	12,874	3,316	7,760	(5,989)
Net income	1,057,531	943,035	836,459	696,114	790,456
Net income allocated (to) from noncontrolling equity interests	(5,078)	(3,777)	(12,617)	(24,076)	44,165
Net income allocable to Public Storage shareholders	$1,052,453	$939,258	$823,842	$672,038	$834,621

Per Common Share:
Distributions	$ 5.15	$ 4.40	$ 3.65	$ 3.05	$ 2.20
Net income – Basic	$ 4.92	$ 3.93	$ 3.31	$ 2.36	$ 3.48
Net income – Diluted	$ 4.89	$ 3.90	$ 3.29	$ 2.35	$ 3.47

Weighted average common shares – Basic	171,640	170,562	169,657	168,877	168,358
Weighted average common shares – Diluted	172,688	171,664	170,750	169,772	168,768

Balance Sheet Data:
Total assets	$9,876,266	$8,793,403	$8,932,562	$9,495,333	$9,805,645
Total debt	$839,053	$468,828	$398,314	$568,417	$518,889
Total preferred equity	$3,562,500	$2,837,500	$3,111,271	$3,396,027	$3,399,777
Public Storage shareholders’ equity	$8,791,730	$8,093,756	$8,288,209	$8,676,598	$8,928,407
Permanent noncontrolling interests’ equity	$27,125	$29,108	$22,718	$32,336	$132,974

Net cash flow:
Provided by operating activities	$1,430,339	$1,285,659	$1,203,452	$1,093,221	$1,112,857
Used in investing activities	$(1,412,393)	$(290,465)	$(81,355)	$(266,605)	$(91,409)
Used in financing activities	$(16,160)	$(1,117,305)	$(1,438,546)	$(1,132,709)	$(938,401)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2013 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Accrual for Uncertain and Contingent Liabilities:  We accrue for certain contingent and other liabilities that have significant uncertain elements, such as property taxes, workers compensation claims, tenant reinsurance claims, as well as other legal claims and disputes involving customers, employees, governmental agencies and other third parties.  Such liabilities we are aware of are estimated based upon many factors such as assumptions of past and future trends and our evaluation of likely outcomes.  However, the estimates of known liabilities could be incorrect or we may not be aware of all such liabilities, in which case our accrued liabilities and net income could be misstated.

Recording the fair value of acquired real estate facilities:    In accounting for facilities acquired from third parties, we estimate the fair values of the land, buildings and intangible assets acquired.  Such estimates are based upon many assumptions and judgments, including i) expected rates of return and capitalization rates on real estate assets, ii) estimated costs to replace acquired buildings and equipment in their current state, iii) comparisons of the acquired underlying land parcels to recent land transactions, and iv) future cash flows from the real estate and the existing tenant base.  Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, and real estate and intangible assets.

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the year ended December 31, 2013, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2013, we acquired 121 self-storage facilities for approximately $1.2 billion, substantially more than we had acquired in total in 2010, 2011 and 2012 (an aggregate of 77 facilities for $546 million).  In 2013, we took advantage of a significant increase in properties being marketed for sale, which we believe was primarily driven by easier access to capital in the current low interest rate environment and improved property valuations.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

As of December 31 2013, we had development and expansion projects which will add approximately 1.8 million net rentable square feet of storage space at $196 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  During the year ended December 31, 2013, we increased our ownership interest in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.  We may invest further in these entities in the future.

As of December 31, 2013, our capital commitments for 2014 exceed our expected capital resources.  As of December 31, 2013, our capital resources consist of (i) approximately $250 million of available borrowing capacity on our revolving line of credit, (ii) $216.2 million of cash proceeds from the sale of 51% of a loan we have provided to Shurgard Europe which we received in January 2014, and (iii) $250 million of expected 2014 retained operating cash flow.  Retained operating cash flow represents our expected 2014 cash flow provided by operating activities, after deducting estimated 2014 distributions to our common and preferred shareholders, and estimated 2014 capital expenditure requirements.

At December 31, 2013, we had estimated 2014 capital commitments of $726.2 million of debt maturities, and approximately $145 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to bridge the gap between our capital resources and commitments which may include raising capital through the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.  See Liquidity and Capital Resources for further information regarding our 2014 capital requirements.

Results of Operations

Operating results for 2013 as compared to 2012

For the year ended December 31, 2013, net income allocable to our common shareholders was $844.7 million or $4.89 per diluted common share, compared to $669.7 million or $3.90 per diluted common share for the same period in 2012, representing an increase of $175.0 million or $0.99 per diluted common share.  This increase is due primarily to (i) a $124.6 million increase in self-storage net operating income, (ii) a $68.9 million reduction in income allocated to preferred shareholders due to redemptions, including our equity share of PSB, (iii) an $8.2 million increase from foreign currency exchange gains, offset partially by (iv) a $29.6 million increase in depreciation and amortization associated with acquired real estate facilities.

Operating results for 2012 as compared to 2011

For the year ended December 31, 2012, net income allocable to our common shareholders was $669.7 million or $3.90 per diluted common share, compared to $561.7 million or $3.29 per diluted common share for the same period in 2011, representing an increase of $108.0 million or $0.61 per diluted common share.  This increase is due to (i) a $102.5 million increase in self-storage net operating income, (ii) a $19.6 million reduction in distributions to preferred shareholders due primarily to lower average coupon rates, and (iii) a $16.2 million increase resulting from foreign currency exchange gains and losses in translating our Euro-denominated loan receivable from Shurgard Europe into U.S. Dollars, offset partially by (iv) a $36.3 million decrease due to the application of EITF D-42 to our, and our equity share of PSB’s, redemptions of preferred securities.

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

For the year ended December 31, 2013, FFO was $7.53 per diluted common share, as compared to $6.31 for the same period in 2012, representing an increase of $1.22 per diluted common share.

For the year ended December 31, 2012, FFO was $6.31 per diluted common share, as compared to $5.67 for the same period in 2011, representing an increase of $0.64 per diluted common share.

The following table reconciles net income to FFO and FFO per diluted common share:

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands, except per share data)

Net income	$1,057,531	$943,035	$836,459
Adjust for amounts not included in FFO:
Depreciation and amortization, including discontinued
operations	387,402	358,103	358,525
Depreciation from unconsolidated real estate
investments	75,458	75,648	64,677
Gains on sale of real estate investments, including our equity share	(4,120)	(14,778)	(12,797)
FFO allocable to equity holders	1,516,271	1,362,008	1,246,864
Less allocation of FFO to:
Noncontrolling equity interests	(7,275)	(6,828)	(15,539)
Preferred shareholders - distributions	(204,312)	(205,241)	(224,877)
Preferred shareholders - redemptions	-	(61,696)	(35,585)
Restricted share unitholders	(5,173)	(4,247)	(2,817)
FFO allocable to common shares	$1,299,511	$1,083,996	$968,046
Diluted weighted average common shares	172,688	171,664	170,750
FFO per share	$7.53	$6.31	$5.67

In addition to FFO, we often discuss “Core FFO” per share which is also a non-GAAP measure that represents FFO per share, adjusted to exclude the impact of (i) foreign currency exchange gains and losses, representing gains of $17.1 million and $8.9 million in 2013 and 2012, respectively, and a loss of $7.3 million for 2011, (ii) the impact of EITF D-42, including our equity share from PSB, representing charges totaling $68.9 million and $32.6 million for 2012 and 2011, respectively, (none for 2013) and (iii) other items.  We believe Core FFO is a helpful measure in understanding our ongoing earnings and cash flow.  We also believe that the analyst community, likewise, reviews our Core FFO and Core FFO per share (or similar measures using different terminology).  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other REITs may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2013	2012	Change	2012	2011	Change

FFO per share	$7.53	$6.31	19.3%	$6.31	$5.67	11.3%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange (gain) loss	(0.10)	(0.05)		(0.05)	0.04
Application of EITF D-42	-	0.40		0.40	0.19
Other items	0.01	0.02		0.02	0.03
Core FFO per share	$7.44	$6.68	11.4%	$6.68	$5.93	12.6%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the year ended December 31, 2013.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2011, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2013	2012	Change	2012	2011	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,703,294	$1,616,798	5.3%	$1,616,798	$1,544,543	4.7%
Non Same Store Facilities	146,589	102,067	43.6%	102,067	77,256	32.1%
Total rental income	1,849,883	1,718,865	7.6%	1,718,865	1,621,799	6.0%
Cost of operations:
Same Store Facilities	478,978	485,460	(1.3)%	485,460	496,569	(2.2)%
Non Same Store Facilities	45,108	32,181	40.2%	32,181	26,544	21.2%
Total cost of operations	524,086	517,641	1.2%	517,641	523,113	(1.0)%
Net operating income (a):
Same Store Facilities	1,224,316	1,131,338	8.2%	1,131,338	1,047,974	8.0%
Non Same Store Facilities	101,481	69,886	45.2%	69,886	50,712	37.8%
Total net operating income	1,325,797	1,201,224	10.4%	1,201,224	1,098,686	9.3%
Depreciation and amortization expense:
Same Store Facilities	(305,270)	(314,428)	(2.9)%	(314,428)	(322,467)	(2.5)%
Non Same Store Facilities	(79,353)	(40,543)	95.7%	(40,543)	(32,848)	23.4%
Total depreciation and
amortization expense	(384,623)	(354,971)	8.4%	(354,971)	(355,315)	(0.1)%
Total net income	$941,174	$846,253	11.2%	$846,253	$743,371	13.8%

Number of facilities at period end:
Same Store Facilities	1,949	1,949	-	1,949	1,949	-
Non Same Store Facilities	238	116	105.2%	116	89	30.3%
Net rentable square footage at period end (in thousands):
Same Store Facilities	122,823	122,823	-	122,823	122,823	-
Non Same Store Facilities	17,464	8,814	98.2%	8,814	6,638	32.8%
(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Net income from our Self-Storage operations has increased 11.2% in 2013 as compared to 2012 and 13.8% in 2012 as compared to 2011.  These increases are due to improvements in our Same Store Facilities, as well as the acquisitions of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2011, 2012 and 2013.  The following table summarizes the historical operating results of these 1,949 facilities (122.8 million net rentable square feet) that represent approximately 88% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2013.

Selected Operating Data for the Same Store Facilities (1,949 facilities)
	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2013	2012	Change	2012	2011	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$1,619,533	$1,536,517	5.4%	$1,536,517	$1,465,038	4.9%
Late charges and administrative fees	83,761	80,281	4.3%	80,281	79,505	1.0%
Total revenues (a)	1,703,294	1,616,798	5.3%	1,616,798	1,544,543	4.7%

Cost of operations:
Property taxes	160,027	152,191	5.1%	152,191	147,806	3.0%
On-site property manager payroll	97,563	98,326	(0.8)%	98,326	101,445	(3.1)%
Supervisory payroll	33,766	33,306	1.4%	33,306	32,187	3.5%
Repairs and maintenance	39,401	40,079	(1.7)%	40,079	45,406	(11.7)%
Utilities	36,387	36,370	0.0%	36,370	37,873	(4.0)%
Advertising and selling expense	27,083	38,871	(30.3)%	38,871	42,846	(9.3)%
Other direct property costs	49,340	50,361	(2.0)%	50,361	53,725	(6.3)%
Allocated overhead	35,411	35,956	(1.5)%	35,956	35,281	1.9%
Total cost of operations (a)	478,978	485,460	(1.3)%	485,460	496,569	(2.2)%
Net operating income (b)	1,224,316	1,131,338	8.2%	1,131,338	1,047,974	8.0%
Depreciation and amortization expense	(305,270)	(314,428)	(2.9)%	(314,428)	(322,467)	(2.5)%
Net income	$919,046	$816,910	12.5%	$816,910	$725,507	12.6%

Gross margin (before depreciation and
amortization)	71.9%	70.0%	2.7%	70.0%	67.9%	3.1%

Weighted average for the period:
Square foot occupancy (c)	93.3%	91.9%	1.5%	91.9%	91.3%	0.7%
Realized annual rental income per:
Occupied square foot (d)	$14.13	$13.61	3.8%	$13.61	$13.06	4.2%
Available square foot
(“REVPAF”) (d)	$13.19	$12.51	5.4%	$12.51	$11.93	4.9%
Weighted average at December 31:
Square foot occupancy	91.8%	91.4%	0.4%	91.4%	89.6%	2.0%
Annual contract rent per occupied square foot (e)	$15.02	$14.43	4.1%	$14.43	$14.02	2.9%
(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements for the years ended December 31, 2013, 2012 and 2011.
(c)	Square foot occupancies represent weighted average occupancy levels over the entire period. 29

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

(e)	Contract rent represents the applicable contractual monthly rent charged to our customers, excluding the impact of promotional discounts, late charges, and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.3% in 2013 as compared to 2012 due to a 1.5% increase in average occupancy and a 3.8% increase in realized rent per occupied square foot.  Revenues generated by our Same Store Facilities increased by 4.7% in 2012 as compared to 2011 due to a 0.7% increase in average occupancy and a 4.2% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot in both periods was due primarily to annual rent increases given to customers that have been renting with us longer than one year, and to a lesser extent, reduced promotional discounts given to new customers.

Same Store average occupancy increased from 91.3% in 2011, to 91.9% in 2012, and to 93.3% in 2013, representing increases of 0.7% in 2012 and 1.5% in 2013.  The year over year increases began primarily late in the fourth quarter of 2012, as we implemented more aggressive pricing strategies in the seasonally slow first and fourth quarters.  The occupancy spread narrowed in the fourth quarter of 2013 and is expected to continue to narrow in 2014, due to more difficult comparisons.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing customers, the level of promotional activities required, and the average length of stay of our customers.

Increasing rental rates to existing customers, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to pass similar rent increases to long-term customers in 2014, as we did in 2013.

We believe that high occupancies help maximize our rental revenue.  We seek to maintain an average occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new customers as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace customers that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new customers are typically higher in the summer months than in the winter months.

During 2013, 2012 and 2011, the average annualized contractual rates per occupied square foot for customers that moved in were $12.97, $12.76 and $12.89, respectively, and for customers that vacated were $13.76, $13.54 and $13.24, respectively.  Promotional discounts, generally representing a one-month reduction in contractual rents, given in the first month of tenancy, were $79.3 million, $87.9 million and $96.6 million in 2013, 2012 and 2011, respectively.  Promotional discounts have declined due to higher occupancies.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in 2014.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific customers moving in or moving out, the length of stay of the customers moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing customers.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 1.3% in 2013 as compared to 2012 and decreased 2.2% in 2012 as compared to 2011.  The decrease in 2013 was due primarily to reduced advertising and selling expense, offset partially by increased property taxes.  The decrease in 2012 was due to reduced repairs and maintenance, advertising and selling expense, and on-site property manager payroll, offset partially by increased property taxes.

Property tax expense increased 5.1% in 2013 as compared to 2012 and increased 3.0% in 2012 as compared to 2011.  The increase in 2013 was due primarily to higher assessed values and tax rates, while the increase in 2012 was due primarily to higher assessed values.  We expect property tax growth of approximately 4.5% to 5%  in 2014.

On-site property manager payroll expense decreased 0.8% in 2013 as compared to 2012 and 3.1% in 2012 as compared to 2011.  These decreases were due to reductions in incentive compensation, offset partially in 2013 by higher claims expense with respect to employee health benefits.  We expect on-site property manager payroll expense to increase modestly in 2014 due to higher health care costs.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.4% in 2013 as compared to 2012 and increased 3.5% in 2012 as compared to 2011.  The increase in 2013 was due primarily to increases in compensation rates, while the increase in 2012 was due primarily to increased headcount.  We expect inflationary increases in compensation rates and flat headcount in 2014.

Repairs and maintenance expense decreased 1.7% in 2013 as compared to 2012 and decreased 11.7% in 2012 as compared to 2011.  Repair and maintenance costs include snow removal expense totaling $5.3 million, $2.7 million and $4.3 million in 2013, 2012 and 2011, respectively.  Excluding snow removal costs, repairs and maintenance decreased 8.7% in 2013 as compared to 2012 and 9.0% in 2012 as compared to 2011.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2014 excluding snow removal expense.  Snow removal expense is expected to be higher in the three months ending March 31, 2014 as compared to the same period in 2013 due to high levels of snowfall.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature. Utility expense was flat in 2013 as compared to 2012 and down 4.0% in 2012 as compared to 2011.  The decrease in 2012 was due to reduced usage caused by milder weather.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.  We do, however, expect utility expense to be higher in the first three months of 2014 as compared to the same period in 2013 due to severe winter weather in many of the markets we operate in.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; media and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  These costs declined 30.3% in 2013 as compared to 2012 and declined 9.3% in 2012 as compared to 2011.  The decrease in 2013 is due to the phase-out of our yellow page advertising program as of December 31, 2012, as well as reduced television advertising and Internet search costs as a result of high occupancies.  The decrease in 2012 is due primarily to reduced media advertising.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in 2014.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs decreased 2.0% in 2013 as compared to 2012 and 6.3% in 2012 as compared to 2011.  The decrease in 2013 is due to lower property insurance costs and certain administrative cost-saving efforts, offset partially by an increase in credit card fees due primarily to an increase in credit card collections.  The decrease in 2012 is due principally to lower credit card fee rates.  We expect moderate increases in other direct property costs in 2014.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 1.5% in 2013 as compared to 2012, and increased 1.9% in 2012 as compared to 2011.  We expect inflationary growth in allocated overhead in 2014 as compared to the 2013.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2013	$409,604	$420,146	$441,011	$432,533	$1,703,294
2012	$388,499	$399,725	$418,085	$410,489	$1,616,798
2011	$372,073	$381,301	$399,864	$391,305	$1,544,543

Total cost of operations:
2013	$131,358	$122,587	$124,798	$100,235	$478,978
2012	$134,411	$125,126	$122,987	$102,936	$485,460
2011	$133,232	$127,781	$126,615	$108,941	$496,569

Property taxes:
2013	$44,758	$44,031	$43,652	$27,586	$160,027
2012	$43,142	$42,051	$40,703	$26,295	$152,191
2011	$41,472	$40,383	$39,713	$26,238	$147,806

Repairs and maintenance:
2013	$10,824	$9,086	$9,689	$9,802	$39,401
2012	$12,235	$10,443	$8,500	$8,901	$40,079
2011	$10,792	$11,029	$11,008	$12,577	$45,406

Advertising and selling expense:
2013	$7,453	$6,412	$8,385	$4,833	$27,083
2012	$10,531	$10,586	$10,216	$7,538	$38,871
2011	$11,908	$12,357	$10,011	$8,570	$42,846

REVPAF:
2013	$12.67	$13.02	$13.65	$13.40	$13.19
2012	$12.01	$12.37	$12.93	$12.73	$12.51
2011	$11.51	$11.79	$12.32	$12.09	$11.93

Weighted average realized annual rent per occupied square foot:
2013	$13.79	$13.85	$14.46	$14.41	$14.13
2012	$13.30	$13.39	$13.90	$13.83	$13.61
2011	$12.84	$12.80	$13.29	$13.32	$13.06

Weighted average occupancy levels for the period:
2013	91.9%	94.0%	94.4%	93.0%	93.3%
2012	90.3%	92.4%	93.0%	92.1%	91.9%
2011	89.6%	92.1%	92.7%	90.8%	91.3%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change

	(Amounts in thousands)

Revenues:
Los Angeles (177 facilities)	$232,877	$221,310	5.2%	$221,310	$212,288	4.2%
San Francisco (126 facilities)	145,029	136,821	6.0%	136,821	129,608	5.6%
New York (78 facilities)	111,695	104,290	7.1%	104,290	99,361	5.0%
Chicago (125 facilities)	106,284	101,340	4.9%	101,340	97,156	4.3%
Washington DC (72 facilities)	81,815	79,348	3.1%	79,348	76,793	3.3%
Seattle-Tacoma (85 facilities)	82,111	77,251	6.3%	77,251	74,109	4.2%
Miami (59 facilities)	70,408	66,955	5.2%	66,955	63,268	5.8%
Dallas-Ft. Worth (99 facilities)	68,177	64,127	6.3%	64,127	60,851	5.4%
Houston (80 facilities)	62,205	57,637	7.9%	57,637	54,592	5.6%
Atlanta (89 facilities)	59,573	57,382	3.8%	57,382	55,045	4.2%
Philadelphia (55 facilities)	44,783	43,532	2.9%	43,532	42,206	3.1%
Denver (47 facilities)	39,808	36,921	7.8%	36,921	34,107	8.3%
Minneapolis-St Paul
(41 facilities)	33,863	31,369	8.0%	31,369	29,797	5.3%
Portland (41 facilities)	30,077	28,625	5.1%	28,625	27,321	4.8%
Orlando-Daytona (45 facilities)	29,259	28,083	4.2%	28,083	27,049	3.8%
All other markets (730 facilities)	505,330	481,807	4.9%	481,807	460,992	4.5%
Total revenues	$1,703,294	$1,616,798	5.3%	$1,616,798	$1,544,543	4.7%

Net operating income:
Los Angeles	$185,930	$172,382	7.9%	$172,382	$161,816	6.5%
San Francisco	113,509	104,514	8.6%	104,514	97,076	7.7%
New York	78,269	70,005	11.8%	70,005	65,917	6.2%
Chicago	62,378	59,892	4.2%	59,892	52,830	13.4%
Washington DC	62,444	59,901	4.2%	59,901	56,862	5.3%
Seattle-Tacoma	62,354	57,092	9.2%	57,092	54,244	5.3%
Miami	52,649	48,685	8.1%	48,685	44,977	8.2%
Dallas-Ft. Worth	46,498	41,924	10.9%	41,924	37,621	11.4%
Houston	40,853	37,367	9.3%	37,367	34,734	7.6%
Atlanta	42,171	39,055	8.0%	39,055	36,009	8.5%
Philadelphia	30,154	28,775	4.8%	28,775	26,732	7.6%
Denver	28,707	25,769	11.4%	25,769	22,521	14.4%
Minneapolis-St. Paul	21,979	19,920	10.3%	19,920	18,309	8.8%
Portland	22,457	20,750	8.2%	20,750	19,054	8.9%
Orlando-Daytona	20,155	18,980	6.2%	18,980	17,455	8.7%
All other markets	353,809	326,327	8.4%	326,327	301,817	8.1%
Total net operating income	$1,224,316	$1,131,338	8.2%	$1,131,338	$1,047,974	8.0%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
Weighted average square foot occupancy:
Los Angeles	93.7%	92.6%	1.2%	92.6%	92.1%	0.5%
San Francisco	94.5%	93.2%	1.4%	93.2%	92.9%	0.3%
New York	94.7%	92.9%	1.9%	92.9%	92.7%	0.2%
Chicago	93.5%	92.3%	1.3%	92.3%	91.2%	1.2%
Washington DC	93.0%	91.9%	1.2%	91.9%	92.6%	(0.8)%
Seattle-Tacoma	93.0%	91.1%	2.1%	91.1%	91.0%	0.1%
Miami	93.9%	92.5%	1.5%	92.5%	91.8%	0.8%
Dallas-Ft. Worth	93.4%	91.7%	1.9%	91.7%	91.5%	0.2%
Houston	93.8%	91.8%	2.2%	91.8%	89.8%	2.2%
Atlanta	91.9%	90.6%	1.4%	90.6%	90.4%	0.2%
Philadelphia	93.1%	91.6%	1.6%	91.6%	91.9%	(0.3)%
Denver	94.8%	94.1%	0.7%	94.1%	91.9%	2.4%
Minneapolis-St. Paul	93.2%	91.8%	1.5%	91.8%	90.9%	1.0%
Portland	94.1%	92.8%	1.4%	92.8%	91.8%	1.1%
Orlando-Daytona	93.1%	91.8%	1.4%	91.8%	90.3%	1.7%
All other markets	92.9%	91.5%	1.5%	91.5%	90.7%	0.9%
Total weighted average occupancy	93.3%	91.9%	1.5%	91.9%	91.3%	0.7%

Realized annual rent per occupied square foot:
Los Angeles	$20.09	$19.35	3.8%	$19.35	$18.63	3.9%
San Francisco	20.01	19.14	4.5%	19.14	18.15	5.5%
New York	21.85	20.80	5.0%	20.80	19.78	5.2%
Chicago	13.76	13.25	3.8%	13.25	12.84	3.2%
Washington DC	20.36	19.94	2.1%	19.94	19.13	4.2%
Seattle-Tacoma	15.12	14.52	4.1%	14.52	13.89	4.5%
Miami	16.84	16.20	4.0%	16.20	15.37	5.4%
Dallas-Ft. Worth	11.01	10.55	4.4%	10.55	10.00	5.5%
Houston	11.37	10.79	5.4%	10.79	10.42	3.6%
Atlanta	10.37	10.09	2.8%	10.09	9.66	4.5%
Philadelphia	13.38	13.20	1.4%	13.20	12.73	3.7%
Denver	13.22	12.35	7.0%	12.35	11.65	6.0%
Minneapolis-St. Paul	12.26	11.50	6.6%	11.50	11.01	4.5%
Portland	14.20	13.69	3.7%	13.69	13.21	3.6%
Orlando-Daytona	10.96	10.65	2.9%	10.65	10.42	2.2%
All other markets	11.43	11.06	3.3%	11.06	10.65	3.8%
Total realized rent per square foot	$14.13	$13.61	3.8%	$13.61	$13.06	4.2%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change
REVPAF:
Los Angeles	$18.82	$17.92	5.0%	$17.92	$17.15	4.5%
San Francisco	18.91	17.84	6.0%	17.84	16.87	5.7%
New York	20.68	19.33	7.0%	19.33	18.34	5.4%
Chicago	12.87	12.23	5.2%	12.23	11.71	4.4%
Washington DC	18.92	18.33	3.2%	18.33	17.71	3.5%
Seattle-Tacoma	14.06	13.23	6.3%	13.23	12.64	4.7%
Miami	15.81	14.99	5.5%	14.99	14.11	6.2%
Dallas-Ft. Worth	10.28	9.67	6.3%	9.67	9.15	5.7%
Houston	10.66	9.90	7.7%	9.90	9.36	5.8%
Atlanta	9.53	9.14	4.3%	9.14	8.73	4.7%
Philadelphia	12.45	12.09	3.0%	12.09	11.69	3.4%
Denver	12.54	11.61	8.0%	11.61	10.70	8.5%
Minneapolis-St. Paul	11.43	10.56	8.2%	10.56	10.01	5.5%
Portland	13.36	12.71	5.1%	12.71	12.13	4.8%
Orlando-Daytona	10.21	9.78	4.4%	9.78	9.40	4.0%
All other markets	10.62	10.12	4.9%	10.12	9.67	4.7%
Total REVPAF	$13.19	$12.51	5.4%	$12.51	$11.93	4.9%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2013  represent 238 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2011, or that we did not own as of January 1, 2011.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Other facilities” includes all facilities that we have owned, but were not yet stabilized as of January 1, 2011, three facilities that we obtained control of and began consolidating in 2012 and a newly developed facility opened in 2013.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE FACILITIES	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
2013 third party acquisitions	$19,309	$-	$19,309	$-	$-	$-
2012 third party acquisitions	22,452	7,791	14,661	7,791	-	7,791
Other facilities	104,828	94,276	10,552	94,276	77,256	17,020
Total rental income	146,589	102,067	44,522	102,067	77,256	24,811

Cost of operations before depreciation and amortization expense:
2013 third party acquisitions	$7,574	$-	$7,574	$-	$-	$-
2012 third party acquisitions	8,562	3,206	5,356	3,206	-	3,206
Other facilities	28,972	28,975	(3)	28,975	26,544	2,431
Total cost of operations	45,108	32,181	12,927	32,181	26,544	5,637

Net operating income and net income:
2013 third party acquisitions	$11,735	$-	$11,735	$-	$-	$-
2012 third party acquisitions	13,890	4,585	9,305	4,585	-	4,585
Other facilities	75,856	65,301	10,555	65,301	50,712	14,589
Total net operating income (a)	101,481	69,886	31,595	69,886	50,712	19,174
Depreciation and amortization expense	(79,353)	(40,543)	(38,810)	(40,543)	(32,848)	(7,695)
Net income	$22,128	$29,343	$(7,215)	$29,343	$17,864	$11,479

At December 31:
Square foot occupancy:
2013 third party acquisitions	82.6%	-	-	-	-	-
2012 third party acquisitions	86.5%	75.2%	15.0%	75.2%	-	-
Other facilities	88.3%	89.1%	(0.9)%	89.1%	84.2%	5.8%
	85.4%	86.0%	(0.7)%	86.0%	84.2%	2.1%

Annual contract rent per occupied square foot:
2013 third party acquisitions	$13.56	$-	-	$-	$-	-
2012 third party acquisitions	13.76	13.66	0.7%	13.66	-	-
Other facilities	16.37	15.89	3.0%	15.89	15.37	3.4%
	14.78	15.47	(4.5)%	15.47	15.37	0.7%

Number of facilities:
2013 third party acquisitions	121	-	121	-	-	-
2012 third party acquisitions	24	24	-	24	-	24
Other facilities	93	92	1	92	89	3
	238	116	122	116	89	27
Net rentable square feet (in thousands):
2013 third party acquisitions	8,036	-	8,036	-	-	-
2012 third party acquisitions	2,117	1,908	209	1,908	-	1,908
Other facilities	7,311	6,906	405	6,906	6,638	268
	17,464	8,814	8,650	8,814	6,638	2,176

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31,  2013, 2012 and 2011.

During 2013, we acquired 121 operating self-storage facilities from third parties (8,036,000 net rentable square feet of storage space) for approximately $1.16 billion.  During 2012, we acquired 24 operating self-storage facilities from third parties (1,908,000 net rentable square feet of storage space and unfinished space that was converted to 209,000 net rentable square feet of self-storage space in 2013 for $20.3 million in additional development cost) for $225.5 million in cash.  During 2011, we acquired eleven operating self-storage facilities from third parties (896,000 net rentable square feet) for an aggregate cost of $80.4 million.

For 2013, the weighted average annualized yield for the facilities acquired in 2011 and 2012 (excluding the facility that was acquired in 2012 and expanded in 2013) was 10.5% and 6.8%, respectively.  The weighted average annualized yield with respect to the 2013 acquisitions is not meaningful due to our limited ownership period.

During 2013, we completed expansions to the Other Facilities, adding 300,000 net rentable square feet of self-storage space, for an aggregate cost of $19.9 million and we opened a newly developed facility for an aggregate cost of $16.6 million with 105,000 net rentable square feet of storage space.

We expect to increase the number of Non Same Storage Facilities over at least the next twelve months through development of additional self-storage space and acquisitions of existing facilities from third parties.  As of December 31, 2013, we had development and expansion projects which will add approximately 1.8 million net rentable square feet of storage space at a total cost of approximately $196 million.  A total of $52 million in costs were incurred through December 31, 2013, with the remaining costs expected to be incurred in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during 2014 as these facilities approach stabilized occupancy levels and the earnings of the 2013 acquisitions are reflected in our operations for a longer period in 2014 as compared to 2013.

Equity in earnings of unconsolidated real estate entities

At December 31, 2013, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for 2013, 2012 and 2011 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$23,199	$10,638	$12,561	$10,638	$27,781	$(17,143)
Shurgard Europe	32,694	33,223	(529)	33,223	29,152	4,071
Other Investments	1,686	1,725	(39)	1,725	1,771	(46)
Total equity in earnings	$57,579	$45,586	$11,993	$45,586	$58,704	$(13,118)

Investment in PSB:    At December 31, 2013, we have an approximate 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB  (41% as of December 31, 2012, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units at December 31, 2012).  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

During 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share.

On November 7, 2013, we purchased 950,000 shares of PSB common stock from PSB at $79.25 per share, concurrent with PSB’s sale of 1,495,000 additional shares to the public at the same price per share.

At December 31, 2013, PSB owned and operated 29.7 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $23.2 million in 2013 from $10.6 million in 2012. This increase was due primarily to EITF D-42 charges from PSB’s redemptions of preferred securities recorded in 2012, combined with increases in operating income for its newly acquired and same-park facilities.  See Note 4 to our December 31, 2013 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

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

Our investment in PSB provides us with some diversification.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2013, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for 2013, 2012 and 2011 is included in Note 4 to our December 31, 2013 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe.

Equity in earnings from Shurgard Europe decreased to $32.7 million for the year ended December 31, 2013 from $33.2 million for the same period in 2012.

Equity in earnings from Shurgard Europe increased to $33.2 million for the year ended December 31, 2012 from $29.2 million for the same period in 2011.  The increase is due to our equity share of (i) improved property operations, (ii) reduced interest expense due to a reduction in interest rates and repayment of principal on third-party debt (iii) the impact of Shurgard Europe’s March 2, 2011 acquisition of the remaining 80% interest it did not own in two joint ventures that owned 72 self-storage facilities, partially offset by (iv) a reduction in foreign currency exchange rates when converting Euros into U.S. Dollars for reporting purposes.

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

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 163 facilities (8.7 million net rentable square feet, representing 86% of the aggregate net rentable square feet of Shurgard Europe’s self-storage portfolio) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2011 and therefore provide meaningful comparisons for 2011, 2012 and 2013.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 163 facilities.  We restate the exchange rates used in prior year’s presentation to the actual exchange rates for 2013.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our December 31, 2013 financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2013, 2012 and 2011.  Shurgard Europe’s consolidated operating results include 24 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (163 facilities):	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2013	2012	Change	2012	2011	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$190,673	$194,275	(1.9)%	$194,275	$196,163	(1.0)%
Less: Cost of operations (excluding depreciation and amortization expenses)	80,295	79,994	0.4%	79,994	83,641	(4.4)%
Net operating income (b)	$110,378	$114,281	(3.4)%	$114,281	$112,522	1.6%

Gross margin	57.9%	58.8%	(1.5)%	58.8%	57.4%	2.4%

Weighted average for the period:
Square foot occupancy (c)	81.2%	83.1%	(2.3)%	83.1%	85.0%	(2.2)%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)	$26.65	$26.56	0.3%	$26.56	$26.18	1.5%
Available square foot (“REVPAF”) (d)	$21.64	$22.07	(1.9)%	$22.07	$22.25	(0.8)%

Average Euro to the U.S. Dollar for
the period (a):
Constant exchange rates used herein	1.328	1.328	-	1.328	1.328	-
Actual historical exchange rates	1.328	1.285	3.3%	1.285	1.392	(7.7)%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for years ended December 31, 2012 and 2011 have been restated using the actual exchange rates for the year ended December 31, 2013.

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

Net operating income decreased 3.4% in 2013 as compared to 2012, principally due to a reduction in revenue of 1.9% and relatively flat cost of operations.  Net operating income increased 1.6% in 2012 as compared to 2011, due to decreases in expenses offset by lower revenues.  While revenue declined in 2013, the most recent trends in the fourth quarter of 2013 have improved.  Due to the limited number of facilities in this portfolio and lack of geographic diversification, as well as recent volatile economic conditions in

Western Europe, it is difficult to estimate revenue growth.  However, based upon current trends, it appears that revenue should increase modestly in at least the first quarter of 2014.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at December  31, 2013 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our December  31, 2013 financial statements under the “Other Investments” for certain condensed combined financial information of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by customers in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2013 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance
premiums	$84,904	$77,977	$6,927	$77,977	$71,348	$6,629
Commercial	14,510	14,071	439	14,071	14,592	(521)
Merchandise and other	32,449	31,591	858	31,591	28,149	3,442
Total revenues	131,863	123,639	8,224	123,639	114,089	9,550

Ancillary Cost of Operations:
Tenant reinsurance	17,067	14,429	2,638	14,429	13,407	1,022
Commercial	5,228	4,908	320	4,908	5,505	(597)
Merchandise and other	18,780	18,926	(146)	18,926	18,484	442
Total cost of operations	41,075	38,263	2,812	38,263	37,396	867

Commercial depreciation	2,779	2,810	(31)	2,810	2,654	156

Ancillary net income:
Tenant reinsurance	67,837	63,548	4,289	63,548	57,941	5,607
Commercial	6,503	6,353	150	6,353	6,433	(80)
Merchandise and other	13,669	12,665	1,004	12,665	9,665	3,000
Total ancillary net income	$88,009	$82,566	$5,443	$82,566	$74,039	$8,527

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by customers in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the level of premiums charged for such insurance and the number of customers that participate in the insurance program.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  These costs are dependent primarily upon the level of losses incurred, including the level of catastrophic events that occur and affect our properties thereby increasing tenant insurance claims.

The increase in tenant insurance revenues in 2013 and 2012 as compared to the respective prior years is due to (i) an increased number of customers due to higher occupancy levels, including the fill-up of non-Same Store facilities, (ii) an increase in the percentage of such customers having policies from 61% in 2011, to 63% in 2012 and 65% in 2013, (iii) an increase in average premium rates and (iv)  the impact of the acquisition of 145 self-storage facilities from third parties in 2012 and 2013.  Tenant insurance revenues with respect to customers in our Same Store Facilities totaled $76.5 million, $71.4 million and $66.0 million in 2013, 2012 and 2011, respectively.

We expect continued increases in tenant insurance revenues in 2014 as the tenant insurance revenues with respect to the facilities we acquired in 2013 are reflected for a full year and Non-Same Store facilities continue to add customers.  We expect stable participation rates and flat premium rates in 2014.

Commercial operations: We also own and operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.  In 2012 our merchandise sales and margins improved primarily as a result of higher retail prices for our locks.  We do not expect any significant changes in revenues our profitability from our merchandise sales and other in 2014.

Other Income and Expense Items

Interest and other income:  Interest and other income was $22.6 million in 2013, $22.1 million in 2012 and $32.3 million in 2011, respectively.  Interest and other income primarily includes interest income on loans receivable from Shurgard Europe, as well as trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.  We record 51% of the aggregate interest income and trademark license fees as interest and other income, while the remaining 49% is presented as additional equity in earnings on our income statement.

Aggregate interest income and trademark license fees received from Shurgard Europe was $20.6 million,  $20.0 million and $26.7 million for 2013, 2012 and 2011, respectively.

The loan receivable from Shurgard Europe (the “Shareholder Loan”) is denominated in Euros and has a balance of €311.0 million ($428.1 million) as of December  31, 2013.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value for €158.6 million ($216.2 million) in cash and the maturity date of the Shareholder Loan was extended to April 2019.  As a result, the 51% of the interest received on the Shareholder Loan that we previously recorded as interest income will cease as of January 28, 2014.  We will continue to record interest received with respect to our remaining 49% ownership of the Shareholder Loan as additional equity in earnings on our income statement.

The terms of a loan payable by Shurgard Europe to a bank (the “Bank Loan”), with a principal amount of €107.5 million at December 31, 2013, requires significant principal repayments through the maturity date in November 2014.  As a result, in 2013 and 2012 there were no principal repayments on the Shareholder Loan.  All interest on the Shareholder Loan has been paid currently when due and we expect the interest to continue to be paid when due with Shurgard Europe’s operating cash flow.

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

Depreciation and amortization: Depreciation and amortization increased to $387.4 million for 2013 as compared to $357.8 million for 2012 and $358.0 million for 2011, due principally to newly acquired facilities.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $24.1 million, $10.5 million and $11.9 million in 2013, 2012 and 2011, respectively.  Based upon the facilities we own at December 31, 2013, amortization expense with respect to such intangibles is estimated at $36.6 million in 2014.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	Change	2012	2011	Change

	(Amounts in thousands)

Share-based compensation expense	$28,413	$24,312	$4,101	$24,312	$23,709	$603
Costs of senior executives	5,309	4,736	573	4,736	3,332	1,404
Development and acquisition costs	10,475	6,355	4,120	6,355	4,129	2,226
Tax compliance costs and taxes paid	4,704	4,775	(71)	4,775	5,546	(771)
Legal costs	3,550	3,653	(103)	3,653	3,601	52
Public company costs	3,069	2,937	132	2,937	2,919	18
Other costs	11,159	10,069	1,090	10,069	9,174	895
Total	$66,679	$56,837	$9,842	$56,837	$52,410	$4,427

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  The increase in share-based compensation costs in 2013 as compared to 2012 is due primarily to additional share-based grants.  The increase in share-based compensation costs in 2012 as compared to 2011 is due primarily to additional share-based grants, offset partially by a reduction of $5.5 million with respect to certain RSUs granted in 2011 under a performance-based plan.  We expect share-based compensation expense to remain flat in 2014 as compared to 2013.  See Note 10 to our December 31, 2013 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increases in 2013 as compared to 2012 and in 2012 as compared to 2011 are due to increases in incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $5.0 million, $1.8 million and $0.8 million were incurred in connection with the acquisition of real estate facilities in 2013, 2012 and 2011, respectively.  The level of such costs to be incurred in 2014 will depend upon the level of acquisition activities, which is not determinable.

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

Interest expense: Interest expense was $6.4 million, $19.8 million and $24.2 million for 2013, 2012 and 2011, respectively.

The decreases in 2013 as compared to 2012, and 2012 as compared to 2011, are due primarily to repayments on our unsecured senior notes in 2013 and 2011, along with principal repayments on our secured mortgage debt.  During 2013, 2012 and 2011, we capitalized interest of $2.9 million, $0.4 million and $0.4 million, respectively, associated with our development activities.  See Note 6 to our December 31, 2013 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.  The level of interest expense that we incur in 2014 will be dependent upon the source of funds used to refinance our term loan that matures on December 2, 2014, and when such refinance is expected to occur.

Foreign Exchange Gain (Loss): We recorded foreign currency translation gains of $17.1 million and $8.9 million in 2013 and 2012, respectively, and a loss $7.3 million in 2011, representing primarily the change in the U.S. Dollar equivalent of our Euro-based Shareholder Loan due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the Shareholder Loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.377, 1.322 and 1.295 at December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount of the Shareholder Loan and our continued expectation of collecting the principal on the loan in the foreseeable future.  As noted above, On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value for €158.6 million ($216.2 million) in cash and the maturity date of the Shareholder Loan was extended to April 2019.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred shares.  During 2012 and 2011, we redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 totaled $61.7 million and $35.6 million in 2012 and 2011, respectively, (there were no redemptions of preferred securities and as a result, no EITF D-42 allocations in 2013).  Net income allocable to preferred shareholders associated with distributions decreased during 2013 as compared to 2012, and 2012 as compared to 2011, due primarily to lower average dividend rates and lower average outstanding preferred shares.  Based upon our preferred shares outstanding at December 31, 2013, our quarterly distribution to our preferred shareholders is expected to be approximately $51.9 million.

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

	Year Ended December 31,
	2013	2012	2011

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$1,224,316	$1,131,338	$1,047,974
Non Same Store Facilities	101,481	69,886	50,712
	1,325,797	1,201,224	1,098,686

Self-storage depreciation expense:
Same Store Facilities	(305,270)	(314,428)	(322,467)
Non Same Store Facilities	(79,353)	(40,543)	(32,848)
	(384,623)	(354,971)	(355,315)

Self-storage net income:
Same Store Facilities	919,046	816,910	725,507
Non Same Store Facilities	22,128	29,343	17,864
Total net income from self-storage	941,174	846,253	743,371

Ancillary operating revenue	131,863	123,639	114,089
Ancillary cost of operations	(41,075)	(38,263)	(37,396)
Commercial depreciation and amortization	(2,779)	(2,810)	(2,654)
General and administrative expenses	(66,679)	(56,837)	(52,410)
Asset impairment charges	-	-	(2,186)
Operating income	$962,504	$871,982	$762,814

Liquidity and Capital Resources

Financial Strategy:  Our financial profile is characterized by a low level of debt-to-total-capitalization.  In general, we seek to finance our investment activities and debt obligations with retained operating cash flow, and when not sufficient, capital raised through the issuance of preferred and common securities.  When market conditions are not favorable to issue either preferred or common securities, we will use bank debt as bridge financing.

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

We have generally been able to raise preferred capital at an attractive cost relative to the issuance of our common shares, and as a result, our issuances of common shares for cash have been minimal over the past several years.  During the years ended December 31, 2013 and 2012, we issued approximately $725.0 million and $1.7 billion, respectively, of preferred securities.    Currently, market conditions are much less favorable, with market coupon rates for our most recently issued series of preferred securities trading at approximately 6.5% (as compared to 5.2% for the preferred securities we issued in the first quarter of 2013).  We believe that market coupon rates for a new issuance of our preferred securities would need to be in the area of 6.5% and the amount of capital we could raise would most likely be much lower than what we raised in the first quarter of 2013.  The market coupon rate on our preferred securities is influenced by long-term interest rates.

Due to poor capital market conditions for the issuance of either preferred or common securities, during the last three months of 2013, we borrowed approximately $750.1 million from banks to bridge finance our acquisition activities during that timeframe.  See discussion on this debt below.

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s, “BBB+” by Standard & Poor’s and “A” by Fitch Ratings.  In recent years, we have been one of the largest and most frequent issuers of preferred equity in the U.S.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, capital improvements and distributions to our shareholders for the foreseeable future.

As of December 31, 2013, our capital commitments for 2014 exceed our expected capital resources.  As of December 31, 2013, our capital resources consist of (i) approximately $250 million of available borrowing capacity on our revolving line of credit, (ii) $216.2 million of cash proceeds from the sale of 51% of a loan we have provided to Shurgard Europe which we received in January 2014, and (iii) $250 million of expected 2014 retained operating cash flow.  Retained operating cash flow represents our expected 2014 cash flow provided by operating activities, after deducting estimated 2014 distributions to our common and preferred shareholders, and estimated 2014 capital expenditure requirements.

At December 31, 2013, we had estimated 2014 capital commitments of $726.2 million of debt maturities, and approximately $145 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to bridge the gap between our capital resources and commitments which may include raising capital through the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.

At February 25, 2014, we have no outstanding borrowings on our line of credit and outstanding borrowings of $600 million on our term loan.

Debt Service Requirements: As of December 31, 2013, our outstanding debt totaled approximately $839.1 million.  Approximate principal maturities of our outstanding debt are as follows (amounts in thousands):

	Term Loan and
	Line of Credit	Secured Debt	Total

2014	$700,000	$26,206	$726,206
2015	-	30,842	30,842
2016	-	15,920	15,920
2017	50,100	1,343	51,443
2018	-	11,077	11,077
Thereafter	-	3,565	3,565
	$750,100	$88,953	$839,053

The remaining maturities on our secured debt are nominal compared to our annual cash from operations.  We intend to repay the secure debt at maturity and not seek to refinance it with additional debt.

Virtually all of the book value of our real estate facilities are unencumbered at December  31, 2013.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer, which totaled $71.3 million in 2013.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  During 2014, we expect to incur approximately $70 million for capital expenditures and fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during 2013 totaled $1.1 billion, consisting of $204.3 million to preferred shareholders and $887.1 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2013 to be approximately $207.6 million per year.

On February 20, 2014, our Board of Trustees declared a regular common quarterly dividend of $1.40 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the cash provided by operating activities of the respective subsidiary.  Such distributions are estimated at approximately $6.4 million in 2014, with respect to such noncontrolling interests outstanding at December 31, 2013.

Real Estate Investment Activities:  As of February 25, 2014, we were under contract to acquire a self-storage facility for approximately $10.8 million in cash.  During 2014, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of December 31, 2013, we had development and expansion projects which will add approximately 1.8 million net rentable square feet of storage space at a total cost of approximately $196 million.  A total of $52 million in costs were incurred through December 31, 2013, with the remaining costs expected to be incurred primarily in 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: Shurgard Europe has a term loan from a bank (the “Bank Loan”) with a balance of approximately €107.5 million ($148.0 million) at December 31, 2013 maturing in November 2014 and the Shareholder Loan totaling €311.0 million ($428.1 million) at December 31, 2013.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value for €158.6 million ($216.2 million) in cash, and the maturity date of the Shareholder Loan was extended to April 2019.  Shurgard Europe is exploring various financing alternatives.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2013, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 25, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2013 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt (1)	$98,034	$30,320	$32,861	$17,191	$1,965	$11,610	$4,087

Term loan (2)	700,000	700,000	-	-	-	-	-

Line of credit (3)	50,100	50,100	-	-	-	-	-

Operating leases (4)	72,426	4,357	3,369	3,298	2,295	1,969	57,138

Construction commitments (5)	43,450	34,760	8,690	-	-	-	-

Total	$964,010	$819,537	$44,920	$20,489	$4,260	$13,579	$61,225

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2013 financial statements for additional information on our notes payable.

(2)Amounts represent borrowings under our $700 million term loan, of which $100 million was repaid on January 30, 2014.  See Note 6 to our December 31, 2013 financial statements for additional information on our term loan.

(3)Amounts represent borrowings under our $300 million revolving line of credit, which were repaid on January 8, 2014.  See Note 6 to our December 31, 2013 financial statements for additional information on our line of credit.

(4)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable;  however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(5) Amounts exclude an additional $100.6 million in future expected development spending that was not under contract at December 31, 2013.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2013, to be approximately $207.6 million per year.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At December 31, 2013, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $839.1 million and represents 9.5% of the book value of our equity at December  31, 2013.

We have foreign currency exposures related to our investment in Shurgard Europe, which has a book value of $424.1 million at December 31, 2013.  We also have a loan receivable from Shurgard Europe “the Shareholder Loan”), which is denominated in Euros, totaling €311.0 million ($428.1 million) at December 31, 2013.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value for €158.6 million ($216.2 million) in cash, and the maturity date of the Shareholder Loan was extended to April 2019.

At December 31, 2013, we had $700 million payable under a term loan which matures on December 2, 2014 and $50.1 million outstanding on our line of credit, which expires in March 2017.  As of December 31, 2013, these balances bear interest at a variable rate of Libor plus 0.90%.

 The fair value of our fixed rate debt at December 31, 2013 is $90.5 million.  The table below summarizes the annual maturities of our fixed rate debt which had a weighted average fixed rate of 4.8% at December 31, 2013.  See Note 6 to our December 31, 2013 financial statements for further information regarding our fixed rate debt (dollar amounts in thousands).

	2014	2015	2016	2017	2018	Thereafter	Total

Fixed rate debt	$26,206	$30,842	$15,920	$1,343	$11,077	$3,565	$88,953

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 25, 2014

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The information required by this item with respect to trustees will be included under the captions titled “Election of Trustees”  in the Company’s definitive proxy statement for the 2014 Annual Meeting to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (the “2014 Proxy Statement”) and is incorporated herein by reference.

The information required by this item with respect to the nominating process, the audit committee and the audit committee financial expert will be included under the captions “Corporate Governance and Board Matters—Audit Committee”, “Corporate Governance and Board Matters—Consideration of Candidates for Trustee” in the 2014 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to Section 16(a) compliance will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

The information required by this item with respect to a code of ethics will be included under the caption “Corporate Governance and Board Matters” in the 2014 Proxy Statement and is incorporated herein by reference.   Any amendments to or waivers of the code of ethics granted to the Company’s executive officers or the controller will be published promptly on our website or by other appropriate means in accordance with SEC rules and regulations.

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 56, is Chairman of the Board, President and Chief Executive Officer. He was named Chairman in 2011 and has served as the company’s Chief Executive Officer and a member of the Board of Public Storage since November 2002.  Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (PSB), since March 1998.  Within the last five years, Mr. Havner served on the boards of Union BanCal Corporation and its subsidiary, Union Bank of California and General Finance Corporation.

John Reyes, age 53, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996.

Shawn Weidmann,  50, joined Public Storage as Senior Vice President and Chief Operating Officer in August 2011.  Prior to joining Public Storage, Mr. Weidmann was employed at Teleflora LLC, the world’s leading floral wire service, where he served as President since 2006.

David F. Doll, age 55, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, redevelopments and capital improvements.

Steven M. Glick, age 57, became Senior Vice President and Chief Legal Officer of Public Storage in February 2010.  From April 2005 until joining Public Storage, Mr. Glick was Senior Vice President and General Counsel, Americas for Technicolor (NYSE:TCH), a services, systems and technology company.  Mr. Glick is leaving the employment of the Company by March 2015.

Candace N. Krol, age 52, has served as Senior Vice President of Human Resources since September 2005.

ITEM 11.Executive Compensation

The information required by this item will be included under the captions titled  “Corporate Governance and Board Matters,” “Executive Compensation,” “Corporate Governance and Board Matters--Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Stock Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of December 31, 2013 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,810,540 (b)	$ 66.13	1,135,581

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2013 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 636,329 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2013.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item will be included under the captions titled “Corporate Governance and Board Matters—Trustee Independence” and “Certain Relationships and Related Transactions and Legal Proceedings” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.Principal Accountant Fees and Services

The information required by this item will be included under the caption titled “Ratification of Auditors—Fees Billed to the Company by Ernst & Young LLP for 2013 and 2012” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

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

10.7*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (“2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

10.8*

Form of 2001 Plan Non-qualified Stock Option Agreement.  Filed with PSI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (SEC File No. 001-0839) and incorporated herein by reference.

10.9*

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

10.12*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.13*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.14*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.15*	Amendment to Form of Trustee Stock Option Agreement. Filed as Exhibit 10.30 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.16*	Revised Form of Trustee Stock Option Agreement. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.17

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K and incorporated herein by reference.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

23	Consent of Ernst & Young LLP. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

       _      (1)     SEC File No. 001-33519 unless otherwise indicated.

       *      Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4
PUBLIC STORAGE

Date: February 25, 2014	By:/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman, Chief Executive Officer, President and Trustee	February 25, 2014
Ronald L. Havner, Jr.	(principal executive officer)

/s/ John Reyes	Senior Vice President and Chief Financial Officer	February 25, 2014
John Reyes	(principal financial officer and principal accounting officer)

/s/ Tamara Hughes Gustavson	Trustee	February 25, 2014
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 25, 2014
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee	February 25, 2014
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 25, 2014
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 25, 2014
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee	February 25, 2014
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 25, 2014
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2013 and 2012.....................................................................................	F-2

For the years ended December 31, 2013, 2012 and 2011:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-35

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-36 – F-109

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 25, 2014

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$19,169	$17,239
Real estate facilities, at cost:
Land	3,321,236	2,863,464
Buildings	8,965,020	8,170,355
	12,286,256	11,033,819
Accumulated depreciation	(4,098,814)	(3,738,130)
	8,187,442	7,295,689
Construction in process	52,336	36,243
	8,239,778	7,331,932

Investments in unconsolidated real estate entities	856,182	735,323
Goodwill and other intangible assets, net	246,854	209,374
Loan receivable from unconsolidated real estate entity	428,139	410,995
Other assets	86,144	88,540
Total assets	$9,876,266	$8,793,403

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$50,100	$133,000
Term loan	700,000	-
Notes payable	88,953	335,828
Accrued and other liabilities	218,358	201,711
Total liabilities	1,057,411	670,539

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 142,500 shares issued (in series) and outstanding, (113,500 at December 31, 2012),
at liquidation preference	3,562,500	2,837,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
171,776,291 shares issued and outstanding (171,388,286 shares at
December 31, 2012)	17,178	17,139
Paid-in capital	5,531,034	5,519,596
Accumulated deficit	(318,482)	(279,474)
Accumulated other comprehensive loss	(500)	(1,005)
Total Public Storage shareholders’ equity	8,791,730	8,093,756
Noncontrolling interests	27,125	29,108
Total equity	8,818,855	8,122,864
Total liabilities and equity	$9,876,266	$8,793,403

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011

Revenues:
Self-storage facilities	$1,849,883	$1,718,865	$1,621,799
Ancillary operations	131,863	123,639	114,089
	1,981,746	1,842,504	1,735,888

Expenses:
Self-storage cost of operations	524,086	517,641	523,113
Ancillary cost of operations	41,075	38,263	37,396
Depreciation and amortization	387,402	357,781	357,969
General and administrative	66,679	56,837	52,410
Asset impairment charges	-	-	2,186
	1,019,242	970,522	973,074

Operating income	962,504	871,982	762,814
Interest and other income	22,577	22,074	32,333
Interest expense	(6,444)	(19,813)	(24,222)
Equity in earnings of unconsolidated real estate entities	57,579	45,586	58,704
Foreign currency exchange gain (loss)	17,082	8,876	(7,287)
Gain on real estate sales and debt retirement	4,233	1,456	10,801
Income from continuing operations	1,057,531	930,161	833,143
Discontinued operations	-	12,874	3,316
Net income	1,057,531	943,035	836,459
Allocation to noncontrolling interests	(5,078)	(3,777)	(12,617)
Net income allocable to Public Storage shareholders	1,052,453	939,258	823,842
Allocation of net income to:
Preferred shareholders - distributions	(204,312)	(205,241)	(224,877)
Preferred shareholders - redemptions	-	(61,696)	(35,585)
Restricted share units	(3,410)	(2,627)	(1,633)
Net income allocable to common shareholders	$844,731	$669,694	$561,747
Net income per common share – basic
Continuing operations	$4.92	$3.85	$3.29
Discontinued operations	-	0.08	0.02
	$4.92	$3.93	$3.31
Net income per common share – diluted
Continuing operations	$4.89	$3.83	$3.27
Discontinued operations	-	0.07	0.02
	$4.89	$3.90	$3.29

Basic weighted average common shares outstanding	171,640	170,562	169,657
Diluted weighted average common shares outstanding	172,688	171,664	170,750

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net income	$1,057,531	$943,035	$836,459
Other comprehensive income (loss):
Aggregate foreign currency exchange gain	17,587	30,885	(14,528)
Adjust for foreign currency exchange (gain) loss included in net income	(17,082)	(8,876)	7,287
Other comprehensive income (loss)	505	22,009	(7,241)
Total comprehensive income	1,058,036	965,044	829,218
Allocation to noncontrolling interests	(5,078)	(3,777)	(12,617)
Comprehensive income allocable to Public Storage shareholders	$1,052,958	$961,267	$816,601

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2010	$3,396,027	$16,927	$5,515,827	$(236,410)	$(15,773)	$8,676,598	$32,336	$8,708,934
Redemption of 45,890,000 preferred shares (Note 8)	(1,147,256)	-	-	-	-	(1,147,256)	-	(1,147,256)
Issuance of 34,500,000 preferred shares (Note 8)	862,500	-	(26,873)	-	-	835,627	-	835,627
Issuance of common shares in connection with share-based compensation (508,058 shares) (Note 10)	-	49	26,367	-	-	26,416	-	26,416
Issuance of common shares in connection with acquisition of noncontrolling interests (477,928 shares) (Note 7)	-	48	57,060	-	-	57,108	-	57,108
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	19,445	-	-	19,445	-	19,445
Adjustments of redeemable noncontrolling interests to liquidation value (Note 7)	-	-	-	(764)	-	(764)	-	(764)
Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	17,663	17,663
Acquisition of interests in Subsidiaries (Note 7)	-	-	(149,320)	-	-	(149,320)	(26,206)	(175,526)
Net income	-	-	-	836,459	-	836,459	-	836,459
Net income allocated to:
Redeemable noncontrolling interests	-	-	-	(938)	-	(938)	-	(938)
Permanent noncontrolling interests	-	-	-	(11,679)	-	(11,679)	11,679	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(224,877)	-	(224,877)	-	(224,877)
Noncontrolling interests	-	-	-	-	-	-	(12,754)	(12,754)
Common shares and restricted share units ($3.65 per share)	-	-	-	(621,369)	-	(621,369)	-	(621,369)
Other comprehensive loss (Note 2)	-	-	-	-	(7,241)	(7,241)	-	(7,241)
Balances at December 31, 2011	3,111,271	17,024	5,442,506	(259,578)	(23,014)	8,288,209	22,718	8,310,927
Redemption of 79,150,833 preferred shares (Note 8)	(1,978,771)	-	-	-	-	(1,978,771)	-	(1,978,771)
Issuance of 68,200,000 preferred shares (Note 8)	1,705,000	-	(53,544)	-	-	1,651,456	-	1,651,456
Issuance of common shares (1,149,481 shares) (Note 10)	-	115	124,332	-	-	124,447	-	124,447
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	15,606	-	-	15,606	-	15,606
Acquisition of redeemable noncontrolling interests	-	-	(7,954)	-	-	(7,954)	-	(7,954)

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Increase (decrease) in permanent noncontrolling interests in connection with:
Consolidation of partially-owned entities (Note 4)	-	-	-	-	-	-	8,224	8,224
Acquisition of interests in Subsidiaries (Note 7)	-	-	(1,350)	-	-	(1,350)	(75)	(1,425)
Net income	-	-	-	943,035	-	943,035	-	943,035
Net income allocated to:						-
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(3,541)	-	(3,541)	3,541	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(205,241)	-	(205,241)	-	(205,241)
Noncontrolling interests	-	-	-	-	-	-	(5,300)	(5,300)
Common shares and restricted share units ($4.40 per share)	-	-	-	(753,913)	-	(753,913)	-	(753,913)
Other comprehensive income (Note 2)	-	-	-	-	22,009	22,009	-	22,009
Balances at December 31, 2012	2,837,500	17,139	5,519,596	(279,474)	(1,005)	8,093,756	29,108	8,122,864
Issuance of 29,000,000 preferred shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with share-based compensation (388,005 shares) (Note 10)	-	39	21,072	-	-	21,111	-	21,111
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	19,320	-	-	19,320	-	19,320
Acquisition of noncontrolling interests	-	-	(5,641)	-	-	(5,641)	(607)	(6,248)
Net income	-	-	-	1,057,531	-	1,057,531	-	1,057,531
Net income allocated to noncontrolling interests	-	-	-	(5,078)	-	(5,078)	5,078	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(204,312)	-	(204,312)	-	(204,312)
Noncontrolling interests	-	-	-	-	-	-	(6,454)	(6,454)
Common shares and restricted share units ($5.15 per share)	-	-	-	(887,149)	-	(887,149)	-	(887,149)
Other comprehensive income (Note 2)	-	-	-	-	505	505	-	505
Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$1,057,531	$943,035	$836,459
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales and debt retirement, including amounts in discontinued operations	(4,233)	(13,591)	(13,538)
Depreciation and amortization, including amounts in discontinued operations	387,402	358,103	358,525
Distributions received from unconsolidated real estate entities less than equity in earnings	(11,709)	(904)	(5,197)
Foreign currency exchange (gain) loss	(17,082)	(8,876)	7,287
Asset impairment charges, including amounts in discontinued operations	-	-	2,186
Other	18,430	7,892	17,730
Total adjustments	372,808	342,624	366,993
Net cash provided by operating activities	1,430,339	1,285,659	1,203,452
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(71,270)	(67,737)	(69,777)
Construction in process	(101,376)	(10,688)	(19,164)
Acquisition of real estate facilities and intangibles (Note 3)	(1,150,943)	(225,515)	(77,228)
Investment in unconsolidated real estate entities	(105,040)	-	(1,274)
Proceeds from sale of real estate investments	257	20,021	13,435
Loans to unconsolidated real estate entities	-	-	(358,877)
Repayments of loans receivable from unconsolidated real estate entities	-	-	206,770
Disposition of loans receivable from unconsolidated real estate entities	-	-	121,317
Maturities of marketable securities	-	-	102,279
Other	15,979	(6,546)	1,164
Net cash used in investing activities	(1,412,393)	(290,465)	(81,355)
Cash flows from financing activities:
(Repayments) borrowings on bank credit facility, net	(82,900)	133,000	-
Borrowings on term loan	700,000	-	-
Repayments on notes payable	(251,895)	(61,013)	(174,355)
Issuance of common shares	21,111	124,447	26,416
Issuance of preferred shares	701,687	1,651,456	835,627
Redemption of preferred shares	-	(1,978,771)	(1,147,256)
Acquisition of noncontrolling interests	(6,248)	(21,325)	(118,418)
Distributions paid to Public Storage shareholders	(1,091,461)	(959,154)	(846,246)
Distributions paid to noncontrolling interests	(6,454)	(5,945)	(14,314)
Net cash used in financing activities	(16,160)	(1,117,305)	(1,438,546)
Net decrease in cash and cash equivalents	1,786	(122,111)	(316,449)
Net effect of foreign exchange translation on cash and cash equivalents	144	342	(795)
Cash and cash equivalents at the beginning of the period	17,239	139,008	456,252
Cash and cash equivalents at the end of the period	$19,169	$17,239	$139,008

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(254)	$(646)	$(18)
Investments in unconsolidated real estate entities	(45)	(21,600)	6,985
Intangible assets	-	5	-
Loan receivable from unconsolidated real estate entity	(17,144)	(8,302)	6,766
Accumulated other comprehensive income (loss)	17,587	30,885	(14,528)

Real estate acquired in exchange for assumption of note payable	(6,071)	-	(9,679)
Note payable assumed in connection with acquisition of real estate	6,071	-	9,679

Consolidation of entities previously accounted for under the equity method of accounting:
Real estate facilities	-	(10,403)	(19,427)
Investments in unconsolidated real estate entities	-	3,072	6,126
Intangible assets	-	(949)	(3,985)
Noncontrolling interests	-	8,224	17,663

Noncontrolling interests in subsidiaries acquired in exchange for the issuance of common shares (Note 7):
Additional paid in capital (noncontrolling interests acquired)	-	-	(57,108)
Common shares	-	-	48
Additional paid in capital (common shares issued)	-	-	57,060

Adjustments of redeemable noncontrolling interests to fair values:
Accumulated deficit	-	-	(764)
Redeemable noncontrolling interests	-	-	764

Exchange of loan receivable from Shurgard Europe for investment (Note 4):
Loans receivable from unconsolidated real estate entities	-	-	116,560
Investment in unconsolidated real estate entities	-	-	(116,560)

Real estate acquired in connection with elimination of intangible assets	-	-	(4,738)
Intangible assets eliminated in connection with acquisition of real estate	-	-	4,738

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

At December  31, 2013, we have direct and indirect equity interests in 2,200 self-storage facilities (with approximately 141 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 31 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December  31, 2013, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”).  Certain amounts previously reported in our December 31, 2012 and 2011 financial statements have been reclassified to conform to the December 31, 2013 presentation, (i) to reflect credit card fees as part of cost of operations rather than as a reduction to revenues and (ii) to reclassify construction in process from buildings.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

When we are general partner, we control the partnership unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at December 31, 2013, the Company and the Subsidiaries own 2,186 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At December 31, 2013, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would be sustained (including the impact of appeals, as applicable), assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2013, we had no tax benefits that were not recognized.

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

We allocate the net acquisition cost of acquired operating self-storage facilities to the underlying land, buildings, identified intangible assets, and remaining noncontrolling interests based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable, land held for sale and restricted cash.  In 2011, we recorded impairment charges with respect to other assets totaling $1.9 million.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

At December 31, 2013, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at December 31, 2013 and 2012.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2013 and 2012.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the land lease expense to each period.  At December 31, 2013, these intangibles have a net book value of $53.4 million ($15.9 million at December 31, 2012).  Accumulated amortization totaled $35.1 million at December 31, 2013 ($24.8 million at December 31, 2012), and amortization expense of $24.1 million, $10.5 million and $11.9 million was recorded in 2013, 2012 and 2011, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2013 is $36.6 million in 2014, $8.2 million in 2015 and $8.6 million thereafter.  During 2013, 2012 and 2011, intangibles were increased $61.5 million, $9.1 million and $1.0 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests (Note 3), and in 2012 and 2011, $0.9 million and $4.0 million, respectively, in connection with the consolidation of facilities previously accounted for under the equity method (Note 4).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.377 U.S. Dollars per Euro at December 31, 2013 (1.322 at December 31, 2012), and average exchange rates of 1.328,  1.285 and 1.392 for the years ended December 31, 2013, 2012 and 2011, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Discontinued Operations

Discontinued operations represent the net income of those facilities that have been disposed of as of during the three years ended December 31, 2013, or which we plan to dispose of within a year.  In addition, discontinued operations include $12.1 million and $2.7 million in gains on disposition of real estate facilities in 2012 and 2011, respectively.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries, (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation.”), and (iii) the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

The following table reflects net income allocations and weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in thousands)
Net income allocable to common shareholders from continuing operations and discontinued operations:

Net income allocable to common shareholders	$844,731	$669,694	$561,747
Eliminate: Discontinued operations
allocable to common shareholders	-	(12,874)	(3,316)
Net income from continuing operations
allocable to common shareholders	$844,731	$656,820	$558,431

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	171,640	170,562	169,657
Net effect of dilutive stock options - based
on treasury stock method	1,048	1,102	1,093
Diluted weighted average common shares outstanding	172,688	171,664	170,750

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

3.Real Estate Facilities

Activity in real estate facilities during 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$11,033,819	$10,773,277	$10,587,347
Capital expenditures to maintain real estate
facilities	71,270	67,737	69,777
Acquisitions	1,095,477	198,316	105,360
Dispositions	(89)	(13,792)	(10,528)
Impairment	-	-	(453)
Newly developed facilities opened for operation	85,283	7,244	21,793
Impact of foreign exchange rate changes	496	1,037	(19)
Ending balance	12,286,256	11,033,819	10,773,277
Accumulated depreciation:
Beginning balance	(3,738,130)	(3,398,379)	(3,061,459)
Depreciation expense	(360,442)	(345,459)	(342,758)
Dispositions	-	6,099	5,645
Impairment	-	-	156
Impact of foreign exchange rate changes	(242)	(391)	37
Ending balance	(4,098,814)	(3,738,130)	(3,398,379)
Construction in process:
Beginning balance	36,243	4,299	6,928
Current development	101,376	10,688	19,164
Acquisitions	-	28,500	-
Newly developed facilities opened for operation	(85,283)	(7,244)	(21,793)
Ending balance	52,336	36,243	4,299
Total real estate facilities at December 31,	$8,239,778	$7,331,932	$7,379,197

During 2013, we acquired 121 operating self-storage facilities from third parties (8,036,000 net rentable square feet of storage space) for $1.151 billion in cash and assumed mortgage debt with a fair value of $6 million.  We allocated approximately $1.095 billion to real estate facilities and $62 million to intangible assets.  We completed expansion and development activities during 2013, adding 614,000 net rentable square feet of self-storage space, at an aggregate cost of $85.3 million.  We disposed of real estate for an aggregate of $0.2 million in cash, recording a gain of approximately $0.1 million in connection with partial condemnations.  Construction in process at December 31, 2013, consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 1.8 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $196 million.

The results of operations of the facilities acquired from third parties during 2013 have been included in our consolidated financial statements since their respective acquisitions dates.  The unaudited pro forma data presented below assumes that the acquisitions occurred as of January 1, 2012, and includes pro forma adjustments to (i) increase depreciation and amortization expense to the buildings and intangible assets acquired and (ii) increase interest expense to reflect the financing of the acquisitions with borrowings on our line of credit, the term loan and the issuance of preferred shares.   The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have occurred had the acquisitions been consummated on January 1, 2012.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

	For the Year Ended December 31,
	2013	2012
	(Amounts in thousands, except per share data)
	(Unaudited)

Revenues	$2,053,143	$1,926,195
Net income	$1,079,066	$902,108
Income per share:
Basic	$5.03	$3.56
Diluted	$5.00	$3.54

During 2012, we acquired 24 operating self-storage facilities from third parties (1,908,000 net rentable square feet of storage space and unfinished space that we converted to 209,000 net rentable square feet of storage space in 2013 for $20.3 million in additional development cost) for $225.5 million in cash, with $187.9 million allocated to real estate facilities, $9.1 million allocated to intangible assets and $28.5 million allocated to construction in process with respect to the unfinished space.  In addition, we consolidated a limited partnership that we had previously accounted for using the equity method (see Note 4).  The three self-storage facilities (183,000 net rentable square feet) owned by this entity, having an aggregate fair market value of $10.4 million, have been added to our operating facilities.  We also completed various expansion activities to our existing facilities for an aggregate cost of approximately $7.2 million.

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

At December 31, 2013, the adjusted basis of real estate facilities for federal tax purposes was approximately $8.5 billion (unaudited).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2013	2012	2013	2012	2011

PSB	$424,538	$316,078	$23,199	$10,638	$27,781
Shurgard Europe	424,095	411,107	32,694	33,223	29,152
Other Investments	7,549	8,138	1,686	1,725	1,771
Total	$856,182	$735,323	$57,579	$45,586	$58,704

During 2013, 2012 and 2011, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $45.9 million, $44.7 million and $53.5 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December  31, 2013,  comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB  (41% as of December 31, 2012, comprised of our ownership of 5,801,606 shares of PSB’s common stock and 7,305,355 limited partnership units at December 31, 2012).  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2013 ($76.42 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.1 billion.

During 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share.  Subsequently, on November 7, 2013, PSB completed a public offering of 1,495,000 shares of its common stock for $79.25 per share.  Concurrent with the public offering, we purchased an additional 950,000 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $75.3 million.  In connection with PSB’s common share issuance, we recognized a gain on sale of real estate totaling $4.1 million as if we had sold a proportionate share of our investment in PSB.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

	2013	2012	2011

	(Amounts in thousands)
For the year ended December 31,
Total revenue	$359,885	$347,197	$298,141
Costs of operations	(114,831)	(114,108)	(99,917)
Depreciation and amortization	(108,917)	(109,398)	(84,391)
General and administrative	(5,312)	(8,919)	(9,036)
Other items	(14,681)	(19,400)	(2,157)
Net income	116,144	95,372	102,640
Net income allocated to preferred unitholders, preferred shareholders and restricted stock unitholders (a)	(59,341)	(69,597)	(34,935)
Net income allocated to common shareholders and common
unitholders	$56,803	$25,775	$67,705

(a)      Includes EITF D-42 allocations to preferred equity holders of $17.3 million during 2012 related to PSB’s redemption of preferred securities and an allocation from preferred equity holders of $7.4 million during 2011, related to PSB’s redemption of preferred securities.

	2013	2012

	(Amounts in thousands)
As of December 31,
Total assets (primarily real estate)	$2,238,559	$2,151,817
Debt	250,000	468,102
Other liabilities	73,919	69,454
Equity:
Preferred stock	995,000	885,000
Common equity and units	919,640	729,261

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

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $45 thousand in 2013 and $21.6 million in 2012, and decreased our investment by approximately $7.0 million in 2011.

Shurgard Europe pays interest to us on the loan we have provided to them (see Note 5).  In addition, Shurgard Europe pays us a license fee for the use of the “Shurgard” trademark.  We classify 49% of the interest income and trademark license fees received from Shurgard Europe as equity in earnings of unconsolidated real estate entities and the remaining 51% as interest and other income, as set forth in the following table:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

	2013	2012	2011

	(Amounts in thousands)
For the year ended December 31,
Our 49% equity share of:
Shurgard Europe’s net income (net of $2,834 allocated to noncontrolling interests in 2011)	$12,944	$14,040	$3,473
Interest income and trademark license fee	19,750	19,183	25,679

Total equity in earnings of Shurgard Europe	$32,694	$33,223	$29,152

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods (including the consolidated operations of 72 self-storage facilities formerly owned by the two joint ventures), rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2013	2012	2011

For the year ended December 31,	(Amounts in thousands)
Self-storage and ancillary revenues	$246,615	$243,687	$259,618
Self-storage and ancillary cost of operations	(98,222)	(96,341)	(107,056)
Depreciation and amortization	(60,029)	(60,404)	(61,244)
General and administrative	(13,651)	(13,327)	(12,458)
Interest expense on third party debt	(5,082)	(7,689)	(16,299)
Trademark license fee payable to Public Storage	(2,468)	(2,439)	(2,481)
Interest expense on debt due to Public Storage	(37,838)	(36,710)	(49,925)
Lease termination charge, gain on sale of real estate and other	(2,909)	1,876	(234)

Net income ($2,834 of net income was allocated to noncontrolling interests in 2011)	$26,416	$28,653	$9,921
Average exchange rates Euro to the U.S. Dollar	1.328	1.285	1.392

	2013	2012
	(Amounts in thousands)
As of December 31,
Total assets (primarily self-storage facilities)	$1,468,155	$1,468,111
Total debt to third parties	154,119	216,594
Total debt to Public Storage	428,139	410,995
Other liabilities	107,550	103,425
Equity	778,347	737,097

Exchange rate of Euro to U.S. Dollar	1.377	1.322

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Other Investments

At December  31, 2013, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

During 2012 and 2011, we began to consolidate limited partnerships that we gained control of, and recorded gains of $1.3 million and $3.1 million, respectively, representing the differences between the aggregate fair values of our existing investments and their book values.  The fair values of our existing investments in 2012 and 2011 was allocated to real estate facilities ($10.4 million and $19.4 million, respectively), intangible assets ($0.9 million and $4.0 million, respectively), noncontrolling interests ($8.2 million and $17.7 million, respectively), and cash ($0.4 million in 2011).

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to the Other Investments:

	2013	2012	2011

	(Amounts in thousands)
For the year ended December 31,
Total revenue	$14,105	$13,688	$13,271
Cost of operations and other expenses	(4,686)	(4,398)	(5,117)
Depreciation and amortization	(2,012)	(2,140)	(2,252)
Net income	$7,407	$7,150	$5,902

	2013	2012
	(Amounts in thousands)
As of December 31,
Total assets (primarily self-storage facilities)	$26,531	$27,710
Total accrued and other liabilities	1,412	1,291
Total Partners’ equity	25,119	26,419

5.Loan Receivable from Unconsolidated Real Estate Entity

As of December 31, 2013 and 2012, we had a Euro-denominated loan receivable from Shurgard Europe (the “Shareholder Loan”) with a balance of €311.0 million at both periods ($428.1 million at December 31, 2013 and $411.0 million at December 31, 2012), which bears interest at a fixed rate of 9.0% per annum and has no required principal payments until maturity on February 15, 2015,  but can be prepaid in part or in full at any time without penalty.  Because we expected repayment of the Shareholder Loan in the foreseeable future for all periods presented, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized on our income statements as “foreign currency exchange gain (loss).”  For 2013, 2012 and 2011, we recorded interest income with respect to this loan (representing 51% of the aggregate interest received, see Note 4) of approximately $19.3 million, $18.7 million and $23.0 million, respectively.

We believe that the interest rate on the Shareholder Loan approximates the market rate for loans with similar terms, conditions, subordination features, and tenor, and that the fair value of the loan approximates book value.  In our evaluation of market rates and fair value, we considered that Shurgard Europe has sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk is

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

mitigated.  We have received a total of €80.9 million in principal repayments on this loan since its inception on March 31, 2008.

On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of the Shareholder Loan at face value for €158.6 million ($216.2 million) in cash and the maturity date of the Shareholder Loan was extended to April 2019.  We continue to believe that the Shareholder Loan will be repaid in the foreseeable future.

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

6.Credit Facility, Term Loan and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at December  31, 2013).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at December  31, 2013).  At December 31, 2013, outstanding borrowings under this Credit Facility totaled $50.1 million ($133.0 million at December 31, 2012) which was repaid in full on January 8, 2014.  At February 25, 2014, we had no outstanding borrowings on our Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.1 million at December 31, 2013 ($15.3 million at December 31, 2012).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December  31, 2013.

On December 2, 2013, we entered into a one year $700 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank, the lead arranger for our Credit Facility.  The Term Loan matures on December 2, 2014 and can be repaid in full or part at any time prior to its maturity without penalty.  The interest rate and covenants on the Term Loan are the same as for the Credit Facility.  As of December 31, 2013 and February 25, 2014, outstanding borrowings under the Term Loan totaled $700.0 million and $600.0 million, respectively, at an interest rate of 1.065%.  In connection with the Term Loan, we incurred origination costs of $1.9 million which are amortized over the one year period of the Term Loan.  As of December 31, 2013, we had $1.8 million of unamortized loan costs.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan which was repaid in full on October 18, 2013.  The loan bore interest at 1.388%.

The carrying amounts of our notes payable at December  31, 2013 and 2012 consist of the following (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
	Carrying amount	Fair Value	Carrying amount	Fair Value

Secured Notes Payable:
4.8% average effective rate, secured by 45 real estate facilities with a net book value of approximately $223.6 million at December 31, 2013 and stated note rates between 2.92% and 7.13%, maturing at varying dates between June 2014 and September 2028 (carrying amount includes $528 of unamortized premium at December 31, 2013 and $1,192 at December 31, 2012)	$88,953	$90,476	$149,368	$152,493

Unsecured Note Payable:
5.9% effective and stated note rate, interest only and payable semi-annually, matured in March 2013	-	-	186,460	187,141

Total notes payable	$88,953	$90,476	$335,828	$339,634

Substantially all of our notes payable was assumed in connection with business combinations.  An initial premium or discount is established for any difference between the stated note balance and estimated fair value of the debt assumed and amortized over the remaining term of the debt using the effective interest method.

During 2013 and 2011, we assumed mortgage debt of $5.7 million and $8.8 million, respectively, in connection with the acquisition of real estate facilities.  The debt was recorded at its estimated fair value of approximately $6.1 million and $9.7 million in 2013 and 2011, respectively, and we recorded premiums of $0.4 million and $0.9 million, respectively.  In determining estimated fair values, we used estimated market rates of approximately 3.7% and 2.9%, in 2013 and 2011, respectively, compared to average contractual rates of 6.2% and 5.5%, respectively.

At December  31, 2013, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2014	$26,206
2015	30,842
2016	15,920
2017	1,343
2018	11,077
Thereafter	3,565
$88,953
Weighted average effective rate	4.8%

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Cash paid for interest totaled $10.4 million, $21.7 million and $27.6 million for 2013, 2012 and 2011, respectively.  Interest capitalized as real estate totaled $2.9 million, $0.4 million and $0.4 million in 2013, 2012 and 2011, respectively.

7.Noncontrolling Interests

At December  31, 2013, third parties own i) interests in Subsidiaries that own an aggregate of 14 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively hereinafter as the “Noncontrolling Interests.”  At December  31, 2013, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

Redeemable Noncontrolling Interests

At December 31, 2013 and 2012, we had no Redeemable Noncontrolling Interests.  At December 31, 2011, the Redeemable Noncontrolling Interests represented ownership interests in Subsidiaries that owned 14 self-storage facilities.  During 2012, we acquired all the outstanding Redeemable Noncontrolling Interests for $19.9 million in cash, of which $11.9 million was recorded as a reduction to Redeemable Noncontrolling Interests and $8.0 million was recorded as a reduction to paid-in capital.  During 2012 and 2011, we allocated a total of $0.2 million and $0.9 million, respectively, of income to these interests and paid distributions to these interests totaling $0.6 million and $1.6 million, respectively.

Permanent Noncontrolling Interests

At December 31, 2013, the Permanent Noncontrolling Interests have ownership interests in Subsidiaries that owned 14 self-storage facilities and 231,978 partnership units in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  During 2013, 2012 and 2011, we allocated a total of $5.1 million, $3.5 million and $11.7 million, respectively, in income to these interests; and we paid $6.5 million, $5.3 million and $12.8 million, respectively, in distributions to these interests.

As described more fully in Note 4, we increased Permanent Noncontrolling Interests during 2012 and 2011 by $8.2 million and $17.7 million, respectively, in connection with consolidating partnerships.

During 2013, we acquired Permanent Noncontrolling Interests for $6.2 million in cash, substantially all of which was allocated to paid-in-capital.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

8.Shareholders’ Equity

Preferred Shares

At December  31, 2013 and 2012, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2013		At December 31, 2012
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	-	-
Series X	3/13/2018	5.200%	9,000	225,000	-	-
Total Preferred Shares			142,500	$3,562,500	113,500	$2,837,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At December  31, 2013, there were no dividends in arrears.

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

During 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred $23.3 million in issuance costs.

During 2012, we issued an aggregate 68.2 million depositary shares, each representing 1/1,000 of a share of our Series S, Series T, Series U, and Series V Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.7 billion in gross proceeds, and we incurred $53.5 million in issuance costs.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

In 2012, we redeemed our Series A, Series C, Series D, Series E, Series F, Series L, Series M, Series N, Series W, Series X, Series Y and Series Z Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $2.0 billion.

During 2011, we issued an aggregate 34.5 million depositary shares, each representing 1/1,000 of a share of our Series Q and Series R Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $862.5 million in gross proceeds, and we incurred $26.9 million in issuance costs.

In 2011, we redeemed our Series G, Series I and Series K Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $1.1 billion.

We recorded $61.7 million and  $35.6 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in 2012 and 2011, respectively, (none in 2013).

Common Shares

During 2013, 2012 and 2011, activity with respect to the issuance or repurchase of our common shares was as follows (amounts in thousands):

	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 10)	388,005	$21,111	437,081	$23,185	508,058	$26,416
Issuance of commons shares in connection with acquisition of Permanent Noncontrolling Interest (Note 7)	-	-	-	-	477,928	57,108
Issuance of commons shares for cash	-	-	712,400	101,262	-	-
	388,005	$21,111	1,149,481	$124,447	985,986	$83,524

Our Board of Trustees previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2013, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2013.

In December 2012, we sold 712,400 of our common shares for aggregate proceeds of approximately $101.3 million in cash.

At December 31, 2013 and 2012, we had 2,810,540 and 2,896,157, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of Convertible Partnership Units.

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $887.1 million ($5.15 per share), $753.9 million ($4.40 per share) and $621.4 million ($3.65 per share), for the years ended December 31, 2013, 2012 and 2011, respectively.  Preferred share dividends totaled $204.3 million, $205.2 million and $224.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

For the tax year ended December 31, 2013, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2013 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	99.83%	99.95%
Long-Term Capital Gain	0.00%	0.00%	0.17%	0.05%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2013 do not constitute qualified dividend income.

9.Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at December 31, 2013.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During the years ended December 31, 2013, 2012 and 2011, we received $0.5 million, $0.6 million and $0.6 million, respectively, in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

At December 31, 2012, PS Canada and PSB held approximately a 2.2%  and 4.0%, respectively, interest in STOR-Re Mutual Insurance Company, Inc. (“STOR-Re”), a Subsidiary that provided liability and casualty insurance for PS Canada, PSB, the Company, and certain affiliates of the Company for occurrences prior to April 1, 2004.  During 2013, we acquired PS Canada’s 2.2% interest and PSB’s 4.0% interest in STOR-Re for $0.6 million and $1.1 million, respectively, in cash.

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan which was repaid in full on October 18, 2013.  The loan bore interest at 1.388%  per annum and interest paid to PSB totaled $0.1 million.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

The stock options outstanding at December 31, 2013 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $142.2 million and remaining average contractual lives of approximately five years.  Other than stock options granted in 2012 and 2013, all stock options outstanding at December 31, 2013 have exercise prices of $123 or less.  The aggregate intrinsic value of exercisable stock options at December 31, 2013 amounted to approximately $117.4 million.

Additional information with respect to stock options during 2013, 2012 and 2011 is as follows:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,253,510	$76.14	2,591,066	$74.30	2,950,892	$69.43
Granted	235,000	153.89	35,000	144.97	135,000	120.77
Exercised	(286,299)	71.06	(341,156)	68.26	(448,826)	58.86
Cancelled	(28,000)	55.25	(31,400)	55.54	(46,000)	48.95

Options outstanding December 31,	2,174,211	$85.49	2,253,510	$76.14	2,591,066	$74.30

Options exercisable at December 31,	1,581,954	$76.29	1,401,883	$76.23	1,200,356	$76.94

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

	2013	2012	2011

Stock option expense for the year
(in 000's)	$3,468	$3,036	$3,445

Aggregate exercise date intrinsic value of
options exercised during the year
(in 000's)	$23,337	$23,948	$23,703

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	0.8%	0.8%	1.2%
Expected volatility, based upon historical volatility	25.8%	24.5%	18.8%
Expected dividend yield	3.3%	3.1%	3.3%

Average estimated value of options
granted during the year	$23.83	$20.71	$13.01

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

The fair value of our RSUs outstanding at December 31, 2013 was approximately $95.8 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2013 totals approximately $45.3 million (which is net of expected forfeitures) and is expected to be recognized as compensation expense over the next two years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

	2013		2012		2011
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	642,647	$67,473	701,499	$66,514	484,395	$39,896
Granted	197,675	30,774	159,133	21,721	381,025	40,570
Vested	(154,535)	(15,657)	(151,775)	(14,507)	(92,039)	(7,655)
Forfeited	(49,458)	(5,306)	(66,210)	(6,255)	(71,882)	(6,297)

Restricted share units outstanding December 31,	636,329	$77,284	642,647	$67,473	701,499	$66,514

	2013	2012	2011
Amounts for the year (in 000's,
except number of shares:
Fair value of vested shares on vesting date	$23,551	$20,783	$10,224
Cash paid upon vesting lieu of common shares issued	$8,067	$7,657	$3,736
Common shares issued upon vesting	101,706	95,925	59,232
Restricted share unit expense	$23,919	$20,227	$19,736

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,187 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At December  31, 2013, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Year ended December 31, 2013

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,849,883	$-	$-	$-	$1,849,883
Ancillary operations	-	-	14,510	117,353	131,863
	1,849,883	-	14,510	117,353	1,981,746

Expenses:
Self-storage cost of operations	524,086	-	-	-	524,086
Ancillary cost of operations	-	-	5,228	35,847	41,075
Depreciation and amortization	384,623	-	2,779	-	387,402
General and administrative	-	-	-	66,679	66,679
	908,709	-	8,007	102,526	1,019,242

Operating income	941,174	-	6,503	14,827	962,504

Interest and other income	-	20,556	-	2,021	22,577
Interest expense	-	-	-	(6,444)	(6,444)
Equity in earnings of
unconsolidated real estate entities	1,686	32,694	23,199	-	57,579
Foreign currency exchange gain	-	17,082	-	-	17,082
Gain on real estate sales	168	-	4,065	-	4,233
Net income	$943,028	$70,332	$33,767	$10,404	$1,057,531

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Year ended December 31, 2012

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,718,865	$-	$-	$-	$1,718,865
Ancillary operations	-	-	14,071	109,568	123,639
	1,718,865	-	14,071	109,568	1,842,504

Expenses:
Self-storage cost of operations	517,641	-	-	-	517,641
Ancillary cost of operations	-	-	4,908	33,355	38,263
Depreciation and amortization	354,971	-	2,810	-	357,781
General and administrative	-	-	-	56,837	56,837
	872,612	-	7,718	90,192	970,522

Operating income	846,253	-	6,353	19,376	871,982

Interest and other income	-	19,966	-	2,108	22,074
Interest expense	-	-	-	(19,813)	(19,813)
Equity in earnings of
unconsolidated real estate entities	1,725	33,223	10,638	-	45,586
Foreign currency exchange gain	-	8,876	-	-	8,876
Gain on real estate sales	1,456	-	-	-	1,456
Income (loss) from continuing operations	849,434	62,065	16,991	1,671	930,161
Discontinued operations	12,874	-	-	-	12,874
Net income (loss)	$862,308	$62,065	$16,991	$1,671	$943,035

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Year ended December 31, 2011

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,621,799	$-	$-	$-	$1,621,799
Ancillary operations	-	-	14,592	99,497	114,089
	1,621,799	-	14,592	99,497	1,735,888

Expenses:
Self-storage cost of operations	523,113	-	-	-	523,113
Ancillary cost of operations	-	-	5,505	31,891	37,396
Depreciation and amortization	355,315	-	2,654	-	357,969
General and administrative	-	-	-	52,410	52,410
Asset impairment charges	297	-	-	1,889	2,186
	878,725	-	8,159	86,190	973,074

Operating income	743,074	-	6,433	13,307	762,814

Interest and other income	-	28,190	664	3,479	32,333
Interest expense	-	-	-	(24,222)	(24,222)
Equity in earnings of
unconsolidated real estate entities	1,771	29,152	27,781	-	58,704
Foreign currency exchange loss	-	(7,287)	-	-	(7,287)
Gain on real estate sales and debt retirement, net	8,953	-	-	1,848	10,801
Income (loss) from continuing operations	753,798	50,055	34,878	(5,588)	833,143
Discontinued operations	3,696	-	-	(380)	3,316
Net income (loss)	$757,494	$50,055	$34,878	$(5,968)	$836,459

12. Recent Accounting Pronouncements and Guidance

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

13.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried customary property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to customary levels of deductibles.  The aggregate limits on these policies of approximately $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exhausted.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At December  31, 2013, there were approximately 759,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $1.7 billion.

14.Supplementary Quarterly Financial Data (unaudited)

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$ 470,900	$ 485,378	$ 511,957	$ 513,511

Self-storage and ancillary cost of operations	$ 150,389	$ 142,571	$ 147,803	$ 124,398

Depreciation and amortization	$ 91,001	$ 90,937	$ 96,537	$ 108,927

Income from continuing operations	$ 212,247	$ 261,679	$ 285,628	$ 297,977

Net Income	$ 212,247	$ 261,679	$ 285,628	$ 297,977

Per Common Share
Net income - Basic	$ 0.94	$ 1.21	$ 1.35	$ 1.42

Net income - Diluted	$ 0.94	$ 1.20	$ 1.34	$ 1.41

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$ 439,835	$ 455,793	$ 477,182	$ 469,694

Self-storage and ancillary cost of operations	$ 151,711	$ 142,883	$ 141,475	$ 119,835

Depreciation and amortization	$ 86,824	$ 88,474	$ 89,897	$ 92,586

Income from continuing operations	$ 206,488	$ 198,697	$ 252,884	$ 272,092

Net Income	$ 206,722	$ 198,931	$ 264,819	$ 272,563

Per Common Share
Net income - Basic	$ 0.74	$ 0.78	$ 1.19	$ 1.23

Net income - Diluted	$ 0.73	$ 0.77	$ 1.18	$ 1.22

15.Subsequent Events

As of February 25, 2014, we are under contract to acquire (subject to customary closing conditions) one self-storage facility in Austin, Texas), consisting of approximately 86,000 in net rentable square feet, at a total cost of $10.8 million in cash.

On January 28, 2014, our joint venture partner in Shurgard Europe acquired 51% of our €311.0 loan receivable from Shurgard Europe at face value for €158.6 million ($216.2 million) in cash, and the maturity date of the loan receivable from Shurgard Europe was extended to April 2019.

At February 25, 2014, we had no outstanding borrowings on our Credit Facility and $600.0 million of outstanding borrowings on our Term Loan.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

01/01/81	Newport News / Jefferson Avenue	-	108	1,071	809	108	1,880	1,988	1,846
01/01/81	Virginia Beach / Diamond Springs	-	186	1,094	1,044	186	2,138	2,324	2,033
08/01/81	San Jose / Snell	-	312	1,815	538	312	2,353	2,665	2,291
10/01/81	Tampa / Lazy Lane	-	282	1,899	1,031	282	2,930	3,212	2,801
06/01/82	San Jose / Tully	-	645	1,579	16,380	2,972	15,632	18,604	6,560
06/01/82	San Carlos / Storage	-	780	1,387	870	780	2,257	3,037	2,204
06/01/82	Mountain View	-	1,180	1,182	2,546	1,046	3,862	4,908	2,265
06/01/82	Cupertino / Storage	-	572	1,270	589	572	1,859	2,431	1,793
10/01/82	Sorrento Valley	-	1,002	1,343	(690)	651	1,004	1,655	951
10/01/82	Northwood	-	1,034	1,522	6,830	1,034	8,352	9,386	2,874
12/01/82	Port/Halsey	-	357	1,150	118	357	1,268	1,625	992
12/01/82	Sacto/Folsom	-	396	329	1,109	396	1,438	1,834	1,211
01/01/83	Platte	-	409	953	1,211	409	2,164	2,573	1,807
01/01/83	Semoran	-	442	1,882	9,220	442	11,102	11,544	6,042
01/01/83	Raleigh/Yonkers	-	-	1,117	1,118	-	2,235	2,235	1,743
03/01/83	Blackwood	-	213	1,559	1,214	213	2,773	2,986	2,274
04/01/83	Vailsgate	-	103	990	1,546	103	2,536	2,639	2,146
05/01/83	Delta Drive	-	67	481	770	68	1,250	1,318	1,058
06/01/83	Ventura	-	658	1,734	1,014	658	2,748	3,406	2,272
09/01/83	Southington	-	124	1,233	838	123	2,072	2,195	1,695
09/01/83	Southhampton	-	331	1,738	1,806	331	3,544	3,875	2,902
09/01/83	Webster/Keystone	-	449	1,688	2,088	434	3,791	4,225	3,092
09/01/83	Dover	-	107	1,462	1,579	107	3,041	3,148	2,499
09/01/83	Newcastle	-	227	2,163	1,571	227	3,734	3,961	3,075
09/01/83	Newark	-	208	2,031	1,389	208	3,420	3,628	2,820
09/01/83	Langhorne	-	263	3,549	2,712	263	6,261	6,524	5,156
09/01/83	Hobart	-	215	1,491	2,412	215	3,903	4,118	2,977

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/01/83	Ft. Wayne/W. Coliseum	-	160	1,395	1,196	160	2,591	2,751	2,198
09/01/83	Ft. Wayne/Bluffton	-	88	675	644	88	1,319	1,407	1,121
10/01/83	Orlando J. Y. Parkway	-	383	1,512	1,260	383	2,772	3,155	2,315
11/01/83	Aurora	-	505	758	966	505	1,724	2,229	1,450
11/01/83	Campbell	-	1,379	1,849	223	1,379	2,072	3,451	1,790
11/01/83	Col Springs/Ed	-	471	1,640	1,187	470	2,828	3,298	2,301
11/01/83	Col Springs/Mv	-	320	1,036	1,097	320	2,133	2,453	1,723
11/01/83	Thorton	-	418	1,400	970	418	2,370	2,788	1,969
11/01/83	Oklahoma City	-	454	1,030	1,902	454	2,932	3,386	2,435
11/01/83	Tucson	-	343	778	1,638	343	2,416	2,759	1,894
11/01/83	Webster/Nasa	-	1,570	2,457	3,665	1,570	6,122	7,692	5,105
12/01/83	Charlotte	-	165	1,274	1,191	165	2,465	2,630	2,044
12/01/83	Greensboro/Market	-	214	1,653	2,171	214	3,824	4,038	3,194
12/01/83	Greensboro/Electra	-	112	869	919	112	1,788	1,900	1,495
12/01/83	Columbia	-	171	1,318	1,214	171	2,532	2,703	2,057
12/01/83	Richmond	-	176	1,360	1,314	176	2,674	2,850	2,316
12/01/83	Augusta	-	97	747	950	97	1,697	1,794	1,436
12/01/83	Tacoma	-	553	1,173	1,099	553	2,272	2,825	1,925
01/01/84	Fremont/Albrae	-	636	1,659	1,230	636	2,889	3,525	2,396
01/01/84	Belton	-	175	858	1,761	175	2,619	2,794	2,262
01/01/84	Gladstone	-	275	1,799	1,593	274	3,393	3,667	2,860
01/01/84	Hickman/112	-	257	1,848	370	158	2,317	2,475	870
01/01/84	Holmes	-	289	1,333	1,166	289	2,499	2,788	2,081
01/01/84	Independence	-	221	1,848	1,480	221	3,328	3,549	2,867
01/01/84	Merriam	-	255	1,469	1,416	255	2,885	3,140	2,457
01/01/84	Olathe	-	107	992	957	107	1,949	2,056	1,643
01/01/84	Shawnee	-	205	1,420	1,614	205	3,034	3,239	2,636
01/01/84	Topeka	-	75	1,049	1,010	75	2,059	2,134	1,752
03/01/84	Marrietta/Cobb	-	73	542	919	73	1,461	1,534	1,228
03/01/84	Manassas	-	320	1,556	1,175	320	2,731	3,051	2,268

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/01/84	Pico Rivera	-	743	807	746	743	1,553	2,296	1,302
04/01/84	Providence	-	92	1,087	1,089	92	2,176	2,268	1,840
04/01/84	Milwaukie/Oregon	-	289	584	856	289	1,440	1,729	1,205
05/01/84	Raleigh/Departure	-	302	2,484	2,127	302	4,611	4,913	3,905
05/01/84	Virginia Beach	-	509	2,121	2,196	499	4,327	4,826	3,682
05/01/84	Philadelphia/Grant	-	1,041	3,262	2,247	1,040	5,510	6,550	4,705
05/01/84	Garland	-	356	844	939	356	1,783	2,139	1,492
06/01/84	Lorton	-	435	2,040	2,020	435	4,060	4,495	3,260
06/01/84	Baltimore	-	382	1,793	1,954	382	3,747	4,129	3,180
06/01/84	Laurel	-	501	2,349	2,242	500	4,592	5,092	3,810
06/01/84	Delran	-	279	1,472	1,214	279	2,686	2,965	2,209
06/01/84	Orange Blossom	-	226	924	790	226	1,714	1,940	1,413
06/01/84	Cincinnati	-	402	1,573	1,952	402	3,525	3,927	2,934
06/01/84	Florence	-	185	740	1,361	185	2,101	2,286	1,684
07/01/84	Trevose/Old Lincoln	-	421	1,749	1,467	421	3,216	3,637	2,686
08/01/84	Medley	-	584	1,016	2,003	520	3,083	3,603	2,101
08/01/84	Oklahoma City	-	340	1,310	1,738	340	3,048	3,388	2,422
08/01/84	Newport News	-	356	2,395	2,103	356	4,498	4,854	3,717
08/01/84	Kaplan/Walnut Hill	-	971	2,359	2,406	971	4,765	5,736	3,967
08/01/84	Kaplan/Irving	-	677	1,592	5,611	673	7,207	7,880	4,741
09/01/84	Cockrell Hill	-	380	913	2,222	380	3,135	3,515	2,536
11/01/84	Omaha	-	109	806	1,167	109	1,973	2,082	1,597
11/01/84	Hialeah	-	886	1,784	1,533	886	3,317	4,203	2,764
12/01/84	Austin/Lamar	-	643	947	1,338	642	2,286	2,928	1,902
12/01/84	Pompano	-	399	1,386	2,067	399	3,453	3,852	2,851
12/01/84	Fort Worth	-	122	928	501	122	1,429	1,551	1,150
12/01/84	Montgomeryville	-	215	2,085	1,486	215	3,571	3,786	2,959
01/01/85	Cranston	-	175	722	793	175	1,515	1,690	1,282
01/01/85	Bossier City	-	184	1,542	1,623	184	3,165	3,349	2,663
02/01/85	Simi Valley	-	737	1,389	995	737	2,384	3,121	1,970

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

02/01/85	Hurst	-	231	1,220	932	231	2,152	2,383	1,775
03/01/85	Chattanooga	-	202	1,573	1,861	202	3,434	3,636	2,935
03/01/85	Portland	-	285	941	984	285	1,925	2,210	1,505
03/01/85	Fern Park	-	144	1,107	826	144	1,933	2,077	1,635
03/01/85	Fairfield	-	338	1,187	1,531	338	2,718	3,056	2,194
03/01/85	Houston / Westheimer	-	850	1,179	1,134	850	2,313	3,163	2,136
04/01/85	Austin/ S. First	-	778	1,282	1,356	778	2,638	3,416	2,165
04/01/85	Cincinnati/ E. Kemper	-	232	1,573	1,370	232	2,943	3,175	2,411
04/01/85	Cincinnati/ Colerain	-	253	1,717	1,879	253	3,596	3,849	3,004
04/01/85	Florence/ Tanner Lane	-	218	1,477	1,737	218	3,214	3,432	2,633
04/01/85	Laguna Hills	-	1,224	3,303	1,802	1,223	5,106	6,329	4,232
05/01/85	Tacoma/ Phillips Rd.	-	396	1,204	1,164	396	2,368	2,764	1,908
05/01/85	Milwaukie/ Mcloughlin	-	458	742	1,350	458	2,092	2,550	1,611
05/01/85	Manchester/ S. Willow	-	371	2,129	1,111	371	3,240	3,611	2,668
05/01/85	Longwood	-	355	1,645	1,362	355	3,007	3,362	2,512
05/01/85	Columbus/Busch Blvd.	-	202	1,559	1,643	202	3,202	3,404	2,638
05/01/85	Columbus/Kinnear Rd.	-	241	1,865	1,773	241	3,638	3,879	3,010
05/01/85	Worthington	-	221	1,824	1,608	221	3,432	3,653	2,814
05/01/85	Arlington	-	201	1,497	1,599	201	3,096	3,297	2,558
06/01/85	N. Hollywood/ Raymer	-	967	848	6,405	968	7,252	8,220	2,867
06/01/85	Grove City/ Marlane Drive	-	150	1,157	1,132	150	2,289	2,439	1,904
06/01/85	Reynoldsburg	-	204	1,568	1,652	204	3,220	3,424	2,712
07/01/85	San Diego/ Kearny Mesa Rd	-	783	1,750	1,549	783	3,299	4,082	2,725
07/01/85	Scottsdale/ 70th St	-	632	1,368	1,357	632	2,725	3,357	2,211
07/01/85	Concord/ Hwy 29	-	150	750	1,328	150	2,078	2,228	1,731
07/01/85	Columbus/Morse Rd.	-	195	1,510	1,465	195	2,975	3,170	2,389
07/01/85	Columbus/Kenney Rd.	-	199	1,531	1,480	199	3,011	3,210	2,533
07/01/85	Westerville	-	199	1,517	1,669	305	3,080	3,385	2,539
07/01/85	Springfield	-	90	699	1,009	90	1,708	1,798	1,384
07/01/85	Dayton/Needmore Road	-	144	1,108	1,213	144	2,321	2,465	1,854

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/85	Dayton/Executive Blvd.	-	160	1,207	1,500	159	2,708	2,867	2,190
07/01/85	Lilburn	-	331	969	819	330	1,789	2,119	1,476
09/01/85	Columbus/ Sinclair	-	307	893	1,200	307	2,093	2,400	1,711
09/01/85	Philadelphia/ Tacony St	-	118	1,782	1,450	118	3,232	3,350	2,628
10/01/85	N. Hollywood/ Whitsett	-	1,524	2,576	1,826	1,524	4,402	5,926	3,641
10/01/85	Portland/ SE 82nd St	-	354	496	843	354	1,339	1,693	1,097
10/01/85	Columbus/ Ambleside	-	124	1,526	1,042	124	2,568	2,692	2,114
10/01/85	Indianapolis/ Pike Place	-	229	1,531	1,550	229	3,081	3,310	2,744
10/01/85	Indianapolis/ Beach Grove	-	198	1,342	1,343	198	2,685	2,883	2,229
10/01/85	Hartford/ Roberts	-	219	1,481	6,972	409	8,263	8,672	4,067
10/01/85	Wichita/ S. Rock Rd.	-	501	1,478	1,339	642	2,676	3,318	2,146
10/01/85	Wichita/ E. Harry	-	313	1,050	906	285	1,984	2,269	1,596
10/01/85	Wichita/ S. Woodlawn	-	263	905	960	263	1,865	2,128	1,526
10/01/85	Wichita/ E. Kellogg	-	185	658	408	185	1,066	1,251	867
10/01/85	Wichita/ S. Tyler	-	294	1,004	845	294	1,849	2,143	1,465
10/01/85	Wichita/ W. Maple	-	234	805	477	234	1,282	1,516	1,048
10/01/85	Wichita/ Carey Lane	-	192	674	494	192	1,168	1,360	931
10/01/85	Wichita/ E. Macarthur	-	220	775	373	220	1,148	1,368	912
10/01/85	Joplin/ S. Range Line	-	264	904	769	264	1,673	1,937	1,322
10/01/85	San Antonio/ Wetmore Rd.	-	306	1,079	1,510	306	2,589	2,895	2,135
10/01/85	San Antonio/ Callaghan	-	288	1,016	1,226	288	2,242	2,530	1,880
10/01/85	San Antonio/ Zarzamora	-	364	1,281	1,563	364	2,844	3,208	2,417
10/01/85	San Antonio/ Hackberry	-	388	1,367	3,857	388	5,224	5,612	3,608
10/01/85	San Antonio/ Fredericksburg	-	287	1,009	1,552	287	2,561	2,848	2,257
10/01/85	Dallas/ S. Westmoreland	-	474	1,670	1,323	474	2,993	3,467	2,515
10/01/85	Dallas/ Alvin St.	-	359	1,266	1,317	359	2,583	2,942	2,103
10/01/85	Fort Worth/ W. Beach St.	-	356	1,252	991	356	2,243	2,599	1,917
10/01/85	Fort Worth/ E. Seminary	-	382	1,346	1,040	382	2,386	2,768	2,033
10/01/85	Fort Worth/ Cockrell St.	-	323	1,136	856	323	1,992	2,315	1,738
11/01/85	Everett/ Evergreen	-	706	2,294	1,902	705	4,197	4,902	3,641

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/01/85	Seattle/ Empire Way	-	1,652	5,348	2,967	1,651	8,316	9,967	6,982
12/01/85	Milpitas	-	1,623	1,577	1,416	1,623	2,993	4,616	2,482
12/01/85	Pleasanton/ Santa Rita	-	1,226	2,078	1,761	1,225	3,840	5,065	3,156
12/01/85	Amherst/ Niagra Falls	-	132	701	931	132	1,632	1,764	1,398
12/01/85	West Sams Blvd.	-	164	1,159	215	164	1,374	1,538	1,168
12/01/85	MacArthur Rd.	-	204	1,628	984	204	2,612	2,816	2,284
12/01/85	Brockton/ Main	-	153	2,020	729	153	2,749	2,902	2,375
12/01/85	Eatontown/ Hwy 35	-	308	4,067	3,033	308	7,100	7,408	6,265
12/01/85	Denver/ Leetsdale	-	603	847	812	603	1,659	2,262	1,457
01/01/86	Mapleshade/ Rudderow	-	362	1,811	1,582	362	3,393	3,755	3,012
01/01/86	Bordentown/ Groveville	-	196	981	827	196	1,808	2,004	1,567
01/01/86	Sun Valley/ Sheldon	-	544	1,836	1,319	544	3,155	3,699	2,748
02/01/86	Costa Mesa/ Pomona	-	1,405	1,520	1,454	1,404	2,975	4,379	2,593
02/01/86	Brea/ Imperial Hwy	-	1,069	2,165	1,656	1,069	3,821	4,890	3,293
02/01/86	Skokie/ McCormick	-	638	1,912	1,430	638	3,342	3,980	2,920
02/01/86	Colorado Springs/ Sinton	-	535	1,115	1,403	535	2,518	3,053	2,256
02/01/86	Oklahoma City/ Penn	-	146	829	753	146	1,582	1,728	1,352
02/01/86	Oklahoma City/ 39th	-	238	812	997	238	1,809	2,047	1,567
03/01/86	Jacksonville/ Wiley	-	140	510	745	140	1,255	1,395	1,061
03/01/86	St. Louis/ Forder	-	517	1,133	1,206	516	2,340	2,856	1,944
03/03/86	Tampa / 56th	-	450	1,360	801	450	2,161	2,611	2,015
04/01/86	Reno/ Telegraph	-	649	1,051	1,750	649	2,801	3,450	2,459
04/01/86	St. Louis/Kirkham	-	199	1,001	879	199	1,880	2,079	1,680
04/01/86	St. Louis/Reavis	-	192	958	710	192	1,668	1,860	1,475
04/01/86	Fort Worth/East Loop	-	196	804	839	196	1,643	1,839	1,411
05/01/86	Westlake Village	-	1,205	995	5,818	1,256	6,762	8,018	3,099
05/01/86	Sacramento/Franklin Blvd.	-	872	978	4,130	1,139	4,841	5,980	4,674
06/01/86	Richland Hills	-	543	857	1,005	543	1,862	2,405	1,633
06/01/86	West Valley/So. 3600	-	208	1,552	1,189	208	2,741	2,949	2,439
07/01/86	Colorado Springs/ Hollow Tree	-	574	726	940	574	1,666	2,240	1,482

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/86	West LA/Purdue Ave.	-	2,415	3,585	1,675	2,416	5,259	7,675	4,716
07/01/86	Capital Heights/Central Ave.	-	649	3,851	7,722	649	11,573	12,222	6,400
07/01/86	Pontiac/Dixie Hwy.	-	259	2,091	1,287	259	3,378	3,637	2,900
08/01/86	Laurel/Ft. Meade Rd.	-	475	1,475	1,260	475	2,735	3,210	2,388
08/01/86	Hammond / Calumet	-	97	751	1,297	97	2,048	2,145	1,837
09/01/86	Kansas City/S. 44th.	-	509	1,906	1,951	508	3,858	4,366	3,452
09/01/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	1,967	1,070	5,122	6,192	4,745
10/01/86	Peralta/Fremont	-	851	1,074	835	851	1,909	2,760	1,675
10/01/86	Birmingham/Highland	-	89	786	812	149	1,538	1,687	1,335
10/01/86	Birmingham/Riverchase	-	262	1,338	1,359	278	2,681	2,959	2,348
10/01/86	Birmingham/Eastwood	-	166	1,184	1,349	232	2,467	2,699	2,108
10/01/86	Birmingham/Forestdale	-	152	948	986	190	1,896	2,086	1,660
10/01/86	Birmingham/Centerpoint	-	265	1,305	1,198	273	2,495	2,768	2,187
10/01/86	Birmingham/Roebuck Plaza	-	101	399	963	340	1,123	1,463	954
10/01/86	Birmingham/Greensprings	-	347	1,173	938	16	2,442	2,458	2,065
10/01/86	Birmingham/Hoover-Lorna	-	372	1,128	1,006	266	2,240	2,506	1,971
10/01/86	Midfield/Bessemer	-	170	355	739	95	1,169	1,264	999
10/01/86	Huntsville/Leeman Ferry Rd.	-	158	992	1,094	198	2,046	2,244	1,839
10/01/86	Huntsville/Drake	-	253	1,172	1,078	248	2,255	2,503	1,993
10/01/86	Anniston/Whiteside	-	59	566	594	107	1,112	1,219	983
10/01/86	Houston/Glenvista	-	595	1,043	1,706	594	2,750	3,344	2,451
10/01/86	Houston/I-45	-	704	1,146	2,395	703	3,542	4,245	3,144
10/01/86	Houston/Rogerdale	-	1,631	2,792	2,620	1,631	5,412	7,043	4,808
10/01/86	Houston/Gessner	-	1,032	1,693	2,353	1,032	4,046	5,078	3,588
10/01/86	Houston/Richmond-Fairdale	-	1,502	2,506	3,027	1,501	5,534	7,035	4,984
10/01/86	Houston/Gulfton	-	1,732	3,036	3,003	1,732	6,039	7,771	5,386
10/01/86	Houston/Westpark	-	503	854	1,074	502	1,929	2,431	1,701
10/01/86	Jonesboro	-	157	718	777	156	1,496	1,652	1,322
10/01/86	Houston / South Loop West	-	1,299	3,491	3,386	1,298	6,878	8,176	6,223
10/01/86	Houston / Plainfield Road	-	904	2,319	2,691	903	5,011	5,914	4,517

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/86	Houston / North Freeway	-	-	2,706	1,610	-	4,316	4,316	3,364
10/01/86	Houston / Old Katy Road	-	1,365	3,431	2,578	1,163	6,211	7,374	4,543
10/01/86	Houston / Long Point	-	451	1,187	1,609	451	2,796	3,247	2,512
10/01/86	Austin / Research Blvd.	-	1,390	1,710	1,623	1,390	3,333	4,723	3,029
11/01/86	Arleta / Osborne Street	-	987	663	796	986	1,460	2,446	1,262
12/01/86	Lynnwood / 196th Street	-	1,063	1,602	8,149	1,405	9,409	10,814	5,686
12/01/86	N. Auburn / Auburn Way N.	-	606	1,144	1,161	606	2,305	2,911	2,055
12/01/86	Gresham / Burnside & 202nd	-	351	1,056	1,167	351	2,223	2,574	1,991
12/01/86	Denver / Sheridan Boulevard	-	1,033	2,792	2,650	1,033	5,442	6,475	5,038
12/01/86	Marietta / Cobb Parkway	-	536	2,764	2,299	535	5,064	5,599	4,605
12/01/86	Hillsboro / T.V. Highway	-	461	574	784	461	1,358	1,819	1,241
12/01/86	San Antonio / West Sunset Road	-	1,206	1,594	1,616	1,207	3,209	4,416	2,841
12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	309	1,149	2,755	3,904	2,570
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,883	1,448	5,125	6,573	2,892
12/31/86	Houston / Larkwood	-	247	602	682	246	1,285	1,531	1,103
12/31/86	Northridge	-	3,624	1,922	7,447	3,642	9,351	12,993	4,573
12/31/86	Santa Clara / Duane	-	1,950	1,004	764	1,950	1,768	3,718	1,488
12/31/86	Oyster Point	-	1,569	1,490	687	1,569	2,177	3,746	1,950
12/31/86	Walnut	-	767	613	5,642	769	6,253	7,022	3,345
03/01/87	Annandale / Ravensworth	-	679	1,621	1,276	679	2,897	3,576	2,444
04/01/87	City Of Industry / Amar	-	748	2,052	1,445	748	3,497	4,245	2,673
05/01/87	Oklahoma City / W. Hefner	-	459	941	984	459	1,925	2,384	1,767
07/01/87	Oakbrook Terrace	-	912	2,688	2,257	1,580	4,277	5,857	4,045
08/01/87	San Antonio/Austin Hwy.	-	400	850	324	400	1,174	1,574	1,137
10/01/87	Plantation/S. State Rd.	-	924	1,801	274	924	2,075	2,999	1,997
10/01/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,925	1,702	13,223	14,925	6,854
02/01/88	Anaheim/Lakeview	-	995	1,505	429	995	1,934	2,929	1,865
06/07/88	Mesquite / Sorrento Drive	-	928	1,011	7,334	1,045	8,228	9,273	4,181
07/01/88	Fort Wayne	-	101	1,524	952	101	2,476	2,577	2,078
01/01/92	Costa Mesa	-	533	980	867	535	1,845	2,380	1,766

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/01/92	Dallas / Walnut St.	-	537	1,008	505	537	1,513	2,050	1,483
05/01/92	Camp Creek	-	576	1,075	754	575	1,830	2,405	1,557
09/01/92	Orlando/W. Colonial	-	368	713	498	367	1,212	1,579	1,024
09/01/92	Jacksonville/Arlington	-	554	1,065	591	554	1,656	2,210	1,370
10/01/92	Stockton/Mariners	-	381	730	301	380	1,032	1,412	901
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	938	599	2,057	2,656	1,610
01/01/93	Redwood City/Storage	-	907	1,684	406	907	2,090	2,997	1,726
01/01/93	City Of Industry	-	1,611	2,991	1,142	1,610	4,134	5,744	3,514
01/01/93	San Jose/Felipe	-	1,124	2,088	1,392	1,124	3,480	4,604	3,058
01/01/93	Baldwin Park/Garvey Ave	-	840	1,561	1,146	771	2,776	3,547	2,359
03/19/93	Westminister / W. 80th	-	840	1,586	581	840	2,167	3,007	1,838
04/26/93	Costa Mesa / Newport	699	2,141	3,989	5,795	3,732	8,193	11,925	5,475
05/13/93	Austin /N. Lamar	-	919	1,695	8,821	1,421	10,014	11,435	5,854
05/28/93	Tampa/Nebraska Avenue	-	550	1,043	577	550	1,620	2,170	1,416
06/09/93	Calabasas / Ventura Blvd.	-	1,762	3,269	400	1,761	3,670	5,431	3,107
06/09/93	Carmichael / Fair Oaks	-	573	1,052	401	573	1,453	2,026	1,247
06/09/93	Santa Clara / Duane	-	454	834	286	453	1,121	1,574	955
06/10/93	Citrus Heights / Sylvan Road	-	438	822	453	437	1,276	1,713	1,096
06/25/93	Trenton / Allen Road	-	623	1,166	663	623	1,829	2,452	1,506
06/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	366	1,085	2,383	3,468	1,977
07/16/93	Austin / So. Congress Ave	-	777	1,445	551	777	1,996	2,773	1,682
08/01/93	Gaithersburg / E. Diamond	-	602	1,139	341	602	1,480	2,082	1,208
08/11/93	Atlanta / Northside	-	1,150	2,149	658	1,150	2,807	3,957	2,353
08/11/93	Smyrna/ Rosswill Rd	-	446	842	373	446	1,215	1,661	1,030
08/13/93	So. Brunswick/Highway	-	1,076	2,033	702	1,076	2,735	3,811	2,280
10/01/93	Denver / Federal Blvd	-	875	1,633	459	875	2,092	2,967	1,730
10/01/93	Citrus Heights	-	527	987	347	527	1,334	1,861	1,127
10/01/93	Lakewood / 6th Ave	-	798	1,489	174	685	1,776	2,461	1,479
10/27/93	Houston / S Shaver St	-	481	896	418	481	1,314	1,795	1,048
11/03/93	Upland/S. Euclid Ave.	-	431	807	704	508	1,434	1,942	1,185

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/16/93	Norcross / Jimmy Carter	-	627	1,167	378	626	1,546	2,172	1,252
11/16/93	Seattle / 13th	-	1,085	2,015	913	1,085	2,928	4,013	2,438
12/09/93	Salt Lake City	-	765	1,422	113	633	1,667	2,300	1,040
12/16/93	West Valley City	-	683	1,276	510	682	1,787	2,469	1,482
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	409	607	1,543	2,150	1,275
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	737	1,575	3,678	5,253	3,155
12/29/93	Orange / Main	-	1,238	2,317	1,815	1,593	3,777	5,370	3,113
12/29/93	Sunnyvale / Wedell	-	554	1,037	847	725	1,713	2,438	1,395
12/29/93	El Cajon / Magnolia	-	421	791	878	541	1,549	2,090	1,226
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	862	601	1,595	2,196	1,359
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	667	436	1,248	1,684	1,027
12/29/93	Irving / West Loop 12	-	341	643	338	354	968	1,322	809
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,579	1,159	3,011	4,170	2,392
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	908	798	1,920	2,718	1,547
12/29/93	Los Alimitos / Cerritos	-	695	1,299	895	874	2,015	2,889	1,581
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	732	692	1,695	2,387	1,377
12/29/93	Indianapolis / E. Washington	-	403	775	891	505	1,564	2,069	1,335
12/29/93	Gardena / Western Ave.	-	552	1,035	824	695	1,716	2,411	1,367
12/29/93	Palm Bay / Bobcock Street	-	409	775	638	525	1,297	1,822	1,109
01/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	221	1,590	3,983	5,573	3,244
01/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	413	657	1,730	2,387	1,409
01/12/94	Honolulu / Iwaena	-	-	3,382	1,261	-	4,643	4,643	3,739
01/12/94	Miami / Golden Glades	-	579	1,081	781	557	1,884	2,441	1,554
01/21/94	Herndon / Centreville Road	-	1,584	2,981	675	1,358	3,882	5,240	3,369
02/28/94	Arlingtn/Old Jefferson	-	735	1,399	1,668	630	3,172	3,802	2,264
03/08/94	Beaverton / Sw Barnes Road	-	942	1,810	350	807	2,295	3,102	1,930
03/21/94	Austin / Arboretum	-	473	897	3,034	1,553	2,851	4,404	2,375
03/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	574	921	2,760	3,681	2,243
03/25/94	East Brunswick / Milltown Road	-	1,282	2,411	561	1,099	3,155	4,254	2,595
03/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	777	950	3,047	3,997	2,478

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/94	Hypoluxo	-	735	1,404	3,374	630	4,883	5,513	4,209
04/26/94	No. Highlands / Roseville Road	-	980	1,835	568	840	2,543	3,383	2,128
05/12/94	Fort Pierce/Okeechobee Road	-	438	842	325	375	1,230	1,605	1,170
05/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	751	1,762	4,874	6,636	3,910
05/24/94	La/Huntington	-	483	905	404	414	1,378	1,792	1,137
06/09/94	Chattanooga / Brainerd Road	-	613	1,170	573	525	1,831	2,356	1,454
06/09/94	Chattanooga / Ringgold Road	-	761	1,433	929	652	2,471	3,123	2,040
06/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	479	718	2,169	2,887	1,763
06/23/94	Las Vegas / Tropicana	-	750	1,408	729	643	2,244	2,887	1,751
06/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	475	897	2,585	3,482	2,074
06/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	331	669	2,160	2,829	1,437
06/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	785	456	1,865	2,321	1,619
07/20/94	Milpitas / Dempsey Road	-	1,260	2,358	355	1,080	2,893	3,973	2,315
08/17/94	Beaverton / S.W. Denny Road	-	663	1,245	209	568	1,549	2,117	1,251
08/17/94	Irwindale / Central Ave.	-	674	1,263	285	578	1,644	2,222	1,285
08/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	767	1,312	3,898	5,210	3,136
08/17/94	North Brunswick / How Lane	-	1,238	2,323	362	1,061	2,862	3,923	2,265
08/17/94	Lombard / 64th	-	847	1,583	457	726	2,161	2,887	1,765
08/17/94	Alsip / 27th	-	406	765	239	348	1,062	1,410	861
09/15/94	Huntsville / Old Monrovia Rd	-	613	1,157	439	525	1,684	2,209	1,362
09/27/94	West Haven / Bull Hill Lane	-	455	873	5,572	1,963	4,937	6,900	3,126
09/30/94	San Francisco / Marin St.	-	1,227	2,339	1,483	1,371	3,678	5,049	2,853
09/30/94	Baltimore / Hillen Street	-	580	1,095	827	497	2,005	2,502	1,537
09/30/94	San Francisco /10th & Howard	-	1,423	2,668	541	1,221	3,411	4,632	2,722
09/30/94	Montebello / E. Whittier	-	383	732	337	329	1,123	1,452	893
09/30/94	Arlington / Collins	-	228	435	548	195	1,016	1,211	872
09/30/94	Miami / S.W. 119th Ave	-	656	1,221	203	562	1,518	2,080	1,195
09/30/94	Blackwood / Erial Road	-	774	1,437	240	663	1,788	2,451	1,430
09/30/94	Concord / Monument	-	1,092	2,027	625	936	2,808	3,744	2,233
09/30/94	Rochester / Lee Road	-	469	871	469	402	1,407	1,809	1,203

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/30/94	Houston / Bellaire	-	623	1,157	571	534	1,817	2,351	1,457
09/30/94	Austin / Lamar Blvd	-	781	1,452	364	669	1,928	2,597	1,482
09/30/94	Milwaukee / Lovers Lane Rd	-	469	871	388	402	1,326	1,728	1,069
09/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	169	903	2,256	3,159	1,842
09/30/94	St. Petersburg / 66Th St.	-	427	793	450	366	1,304	1,670	1,079
09/30/94	Dayton Bch / N. Nova Road	-	396	735	303	339	1,095	1,434	925
09/30/94	Maple Shade / Route 38	-	994	1,846	496	852	2,484	3,336	1,984
09/30/94	Marlton / Route 73 N.	-	938	1,742	(800)	557	1,323	1,880	1,135
09/30/94	Naperville / E. Ogden Ave	-	683	1,268	397	585	1,763	2,348	1,425
09/30/94	Long Beach / South Street	-	1,778	3,307	791	1,524	4,352	5,876	3,425
09/30/94	Aloha / S.W. Shaw	-	805	1,495	249	690	1,859	2,549	1,466
09/30/94	Alexandria / S. Pickett	-	1,550	2,879	421	1,329	3,521	4,850	2,819
09/30/94	Houston / Highway 6 North	-	1,120	2,083	501	960	2,744	3,704	2,207
09/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	456	489	1,598	2,087	1,294
09/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	978	1,311	4,037	5,348	3,240
09/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	336	1,461	3,745	5,206	2,963
09/30/94	San Antonio / Austin Hwy	-	592	1,098	441	507	1,624	2,131	1,301
09/30/94	Sharonville / E. Kemper	-	574	1,070	649	492	1,801	2,293	1,430
10/13/94	Davie / State Road 84	-	744	1,467	1,105	637	2,679	3,316	1,876
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,676	1,022	2,861	3,883	2,192
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,507	1,423	3,823	5,246	3,019
12/19/94	Salt Lake City/West North Temple	-	490	917	54	385	1,076	1,461	663
12/28/94	Milpitas / Watson	-	1,575	2,925	536	1,350	3,686	5,036	2,919
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	382	1,035	2,798	3,833	2,172
12/28/94	Venice / Guthrie	-	578	1,073	276	495	1,432	1,927	1,098
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	644	780	2,469	3,249	1,999
01/04/95	Chula Vista / Main Street	-	735	1,802	559	735	2,361	3,096	1,899
01/05/95	Pantego / West Park	-	315	735	304	315	1,039	1,354	824
01/12/95	Roswell / Alpharetta	-	423	993	456	423	1,449	1,872	1,224
01/23/95	San Leandro / Hesperian	-	734	1,726	226	733	1,953	2,686	1,515

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/24/95	Nashville / Elm Hill	-	338	791	615	337	1,407	1,744	1,153
02/03/95	Reno / S. Mccarron Blvd	-	1,080	2,537	482	1,080	3,019	4,099	2,311
02/15/95	Schiller Park	-	1,688	3,939	2,953	1,688	6,892	8,580	4,940
02/15/95	Lansing	-	1,514	3,534	766	1,514	4,300	5,814	3,185
02/15/95	Pleasanton	-	1,257	2,932	224	1,256	3,157	4,413	2,242
02/15/95	LA/Sepulveda	-	1,453	3,390	257	1,453	3,647	5,100	2,585
02/28/95	Decatur / Flat Shoal	-	970	2,288	1,027	970	3,315	4,285	2,627
02/28/95	Smyrna / S. Cobb	-	663	1,559	818	663	2,377	3,040	1,855
02/28/95	Downey / Bellflower	-	916	2,158	358	916	2,516	3,432	1,981
02/28/95	Vallejo / Lincoln	-	445	1,052	479	445	1,531	1,976	1,243
02/28/95	Lynnwood / 180th St	-	516	1,205	333	516	1,538	2,054	1,246
02/28/95	Kent / Pacific Hwy	-	728	1,711	224	728	1,935	2,663	1,521
02/28/95	Kirkland	-	1,254	2,932	566	1,253	3,499	4,752	2,794
02/28/95	Federal Way/Pacific	-	785	1,832	384	785	2,216	3,001	1,771
02/28/95	Tampa / S. Dale	-	791	1,852	425	791	2,277	3,068	1,831
02/28/95	Burlingame/Adrian Rd	-	2,280	5,349	1,082	2,280	6,431	8,711	4,829
02/28/95	Miami / Cloverleaf	-	606	1,426	456	606	1,882	2,488	1,532
02/28/95	Pinole / San Pablo	-	639	1,502	488	639	1,990	2,629	1,603
02/28/95	South Gate / Firesto	-	1,442	3,449	563	1,442	4,012	5,454	3,196
02/28/95	San Jose / Mabury	-	892	2,088	341	892	2,429	3,321	1,881
02/28/95	La Puente / Valley Blvd	-	591	1,390	316	591	1,706	2,297	1,368
02/28/95	San Jose / Capitol E	-	1,215	2,852	423	1,215	3,275	4,490	2,510
02/28/95	Milwaukie / 40th Street	-	576	1,388	318	579	1,703	2,282	1,286
02/28/95	Portland / N. Lombard	-	812	1,900	471	812	2,371	3,183	1,796
02/28/95	Miami / Biscayne	-	1,313	3,076	635	1,313	3,711	5,024	3,645
02/28/95	Chicago / Clark Street	-	442	1,031	872	442	1,903	2,345	1,402
02/28/95	Palatine / Dundee	-	698	1,643	733	698	2,376	3,074	2,013
02/28/95	Williamsville/Transit	-	284	670	435	284	1,105	1,389	910
02/28/95	Amherst / Sheridan	-	484	1,151	372	483	1,524	2,007	1,206
03/02/95	Everett / Highway 99	-	859	2,022	350	858	2,373	3,231	1,853

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/02/95	Burien / 1St Ave South	-	763	1,783	651	763	2,434	3,197	1,954
03/02/95	Kent / South 238th Street	-	763	1,783	382	763	2,165	2,928	1,728
03/31/95	Cheverly / Central Ave	-	911	2,164	614	910	2,779	3,689	2,174
05/01/95	Sandy / S. State Street	-	1,043	2,442	35	923	2,597	3,520	1,671
05/03/95	Largo / Ulmerton Roa	-	263	654	272	262	927	1,189	757
05/08/95	Fairfield/Western Street	-	439	1,030	190	439	1,220	1,659	938
05/08/95	Dallas / W. Mockingbird	-	1,440	3,371	468	1,440	3,839	5,279	2,935
05/08/95	East Point / Lakewood	-	884	2,071	639	884	2,710	3,594	2,088
05/25/95	Falls Church / Gallows Rd	-	350	835	9,410	3,560	7,035	10,595	2,768
06/12/95	Baltimore / Old Waterloo	-	769	1,850	316	769	2,166	2,935	1,661
06/12/95	Pleasant Hill / Hookston	-	766	1,848	451	742	2,323	3,065	1,761
06/12/95	Mountain View/Old Middlefield	-	2,095	4,913	229	2,094	5,143	7,237	3,922
06/30/95	San Jose / Blossom Hill	-	1,467	3,444	537	1,467	3,981	5,448	3,025
06/30/95	Fairfield / Kings Highway	-	1,811	4,273	943	1,810	5,217	7,027	3,975
06/30/95	Pacoima / Paxton Street	-	840	1,976	366	840	2,342	3,182	1,781
06/30/95	Portland / Prescott	-	647	1,509	299	647	1,808	2,455	1,416
06/30/95	St. Petersburg	-	352	827	399	352	1,226	1,578	997
06/30/95	Dallas / Audelia Road	-	1,166	2,725	5,099	1,166	7,824	8,990	3,838
06/30/95	Miami Gardens	-	823	1,929	692	823	2,621	3,444	1,980
06/30/95	Grand Prairie / 19th	-	566	1,329	363	566	1,692	2,258	1,289
06/30/95	Joliet / Jefferson Street	-	501	1,181	352	501	1,533	2,034	1,202
06/30/95	Bridgeton / Pennridge	-	283	661	321	283	982	1,265	776
06/30/95	Portland / S.E.92nd	-	638	1,497	314	638	1,811	2,449	1,393
06/30/95	Houston / S.W. Freeway	-	537	1,254	7,295	1,140	7,946	9,086	4,286
06/30/95	Milwaukee / Brown	-	358	849	446	358	1,295	1,653	1,038
06/30/95	Orlando / W. Oak Ridge	-	698	1,642	644	697	2,287	2,984	1,761
06/30/95	Lauderhill / State Road	-	644	1,508	500	644	2,008	2,652	1,552
06/30/95	Orange Park /Blanding Blvd	-	394	918	450	394	1,368	1,762	1,099
06/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	461	703	2,104	2,807	1,665
06/30/95	St. Louis / Page Service Drive	-	531	1,241	336	531	1,577	2,108	1,224

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/95	Independence /E. 42nd	-	438	1,023	382	438	1,405	1,843	1,105
06/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	441	715	2,118	2,833	1,684
06/30/95	Edgewater Park / Route 130	-	683	1,593	310	683	1,903	2,586	1,447
06/30/95	Beaverton / S.W. 110	-	572	1,342	324	572	1,666	2,238	1,302
06/30/95	Markham / W. 159Th Place	-	230	539	404	229	944	1,173	738
06/30/95	Houston / N.W. Freeway	-	447	1,066	359	447	1,425	1,872	1,110
06/30/95	Portland / Gantenbein	-	537	1,262	313	537	1,575	2,112	1,247
06/30/95	Upper Chichester/Market St.	-	569	1,329	341	569	1,670	2,239	1,301
06/30/95	Fort Worth / Hwy 80	-	379	891	370	379	1,261	1,640	1,019
06/30/95	Greenfield/ S. 108th	-	728	1,707	646	727	2,354	3,081	1,856
06/30/95	Altamonte Springs	-	566	1,326	397	566	1,723	2,289	1,364
06/30/95	Seattle / Delridge Way	-	760	1,779	330	760	2,109	2,869	1,649
06/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	543	748	2,301	3,049	1,724
06/30/95	Los Angeles / Beverly Blvd	-	787	1,886	8,485	787	10,371	11,158	3,538
06/30/95	Lawrenceville / Brunswick	-	841	1,961	283	840	2,245	3,085	1,709
06/30/95	Richmond / Carlson	-	865	2,025	536	864	2,562	3,426	1,951
06/30/95	Liverpool / Oswego Road	-	545	1,279	623	545	1,902	2,447	1,439
06/30/95	Rochester / East Ave	-	578	1,375	754	578	2,129	2,707	1,743
06/30/95	Pasadena / E. Beltway	-	757	1,767	518	757	2,285	3,042	1,731
07/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	775	2,894	7,599	10,493	5,861
07/31/95	Orlando / Lakehurst	-	450	1,063	355	450	1,418	1,868	1,100
07/31/95	Livermore / Portola	-	921	2,157	415	921	2,572	3,493	1,961
07/31/95	San Jose / Tully	-	912	2,137	591	912	2,728	3,640	2,165
07/31/95	Mission Bay	-	1,617	3,785	925	1,617	4,710	6,327	3,702
07/31/95	Las Vegas / Decatur	-	1,147	2,697	671	1,147	3,368	4,515	2,586
07/31/95	Pleasanton / Stanley	-	1,624	3,811	552	1,624	4,363	5,987	3,380
07/31/95	Castro Valley / Grove	-	757	1,772	182	756	1,955	2,711	1,488
07/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,434	2,133	4,362	6,495	3,199
07/31/95	Chicago / Wabash Ave	-	645	1,535	4,274	645	5,809	6,454	3,134
07/31/95	Springfield / Parker	-	765	1,834	487	765	2,321	3,086	1,748

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/31/95	Huntington Bch/Gotham	-	765	1,808	314	765	2,122	2,887	1,639
07/31/95	Tucker / Lawrenceville	-	630	1,480	376	630	1,856	2,486	1,424
07/31/95	Marietta / Canton Road	-	600	1,423	489	600	1,912	2,512	1,511
07/31/95	Wheeling / Hintz	-	450	1,054	293	450	1,347	1,797	1,044
08/01/95	Gresham / Division	-	607	1,428	299	607	1,727	2,334	1,271
08/01/95	Tucker / Lawrenceville	-	600	1,405	538	600	1,943	2,543	1,508
08/01/95	Decatur / Covington	-	720	1,694	576	720	2,270	2,990	1,726
08/11/95	Studio City/Ventura	-	1,285	3,015	476	1,285	3,491	4,776	2,712
08/12/95	Smyrna / Hargrove Road	-	1,020	3,038	732	1,020	3,770	4,790	2,833
09/01/95	Hayward / Mission Blvd	-	1,020	2,383	388	1,020	2,771	3,791	2,134
09/01/95	Park City / Belvider	-	600	1,405	249	600	1,654	2,254	1,257
09/01/95	New Castle/Dupont Parkway	-	990	2,369	2,136	990	4,505	5,495	2,473
09/01/95	Las Vegas / Rainbow	-	1,050	2,459	278	1,050	2,737	3,787	2,038
09/01/95	Mountain View / Reng	-	945	2,216	229	945	2,445	3,390	1,857
09/01/95	Venice / Cadillac	-	930	2,182	585	930	2,767	3,697	2,108
09/01/95	Simi Valley /Los Angeles	-	1,590	3,724	645	1,590	4,369	5,959	3,243
09/01/95	Spring Valley/Foreman	-	1,095	2,572	615	1,095	3,187	4,282	2,462
09/06/95	Darien / Frontage Road	-	975	2,321	381	975	2,702	3,677	2,047
09/30/95	Whittier	-	215	384	1,106	215	1,490	1,705	1,127
09/30/95	Van Nuys/Balboa	-	295	657	1,458	295	2,115	2,410	1,647
09/30/95	Huntington Beach	-	176	321	1,054	176	1,375	1,551	1,067
09/30/95	Monterey Park	-	124	346	1,071	124	1,417	1,541	1,195
09/30/95	Downey	-	191	317	1,150	191	1,467	1,658	1,099
09/30/95	Del Amo	-	474	742	1,646	474	2,388	2,862	1,831
09/30/95	Carson	-	375	735	964	375	1,699	2,074	1,337
09/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	870	1,920	5,374	7,294	3,755
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	599	1,590	4,315	5,905	3,024
10/31/95	Chicago / W. 47th Street	-	300	708	692	300	1,400	1,700	1,026
10/31/95	Los Angeles / Eastern	-	455	1,070	331	454	1,402	1,856	983
11/15/95	Costa Mesa	-	522	1,218	177	522	1,395	1,917	1,050

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/15/95	Plano / E. 14th	-	705	1,646	309	705	1,955	2,660	1,457
11/15/95	Citrus Heights/Sunrise	-	520	1,213	328	520	1,541	2,061	1,181
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	248	470	1,345	1,815	999
11/15/95	So San Francisco/Spruce	-	1,905	4,444	963	1,904	5,408	7,312	3,956
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	908	1,681	4,859	6,540	3,655
11/16/95	Palm Beach Gardens	-	657	1,540	336	657	1,876	2,533	1,439
11/16/95	Delray Beach	-	600	1,407	296	600	1,703	2,303	1,315
01/01/96	Bensenville/York Rd	-	667	1,602	1,500	667	3,102	3,769	1,834
01/01/96	Louisville/Preston	-	211	1,060	887	211	1,947	2,158	1,139
01/01/96	San Jose/Aborn Road	-	615	1,342	938	615	2,280	2,895	1,366
01/01/96	Englewood/Federal	-	481	1,395	981	481	2,376	2,857	1,440
01/01/96	W. Hollywood/Santa Monica	-	3,415	4,577	3,194	3,414	7,772	11,186	4,707
01/01/96	Orland Hills/W. 159th	-	917	2,392	1,911	917	4,303	5,220	2,683
01/01/96	Merrionette Park	-	818	2,020	1,556	818	3,576	4,394	2,150
01/01/96	Denver/S Quebec	-	1,849	1,941	1,717	1,849	3,658	5,507	2,267
01/01/96	Tigard/S.W. Pacific	-	633	1,206	1,053	633	2,259	2,892	1,371
01/01/96	Coram/Middle Count	-	507	1,421	1,061	507	2,482	2,989	1,495
01/01/96	Houston/FM 1960	-	635	1,294	1,262	635	2,556	3,191	1,613
01/01/96	Kent/Military Trail	-	409	1,670	1,358	409	3,028	3,437	1,858
01/01/96	Turnersville/Black	-	165	1,360	1,097	165	2,457	2,622	1,505
01/01/96	Sewell/Rts. 553	-	323	1,138	927	323	2,065	2,388	1,226
01/01/96	Maple Shade/Fellowship	-	331	1,421	1,062	331	2,483	2,814	1,475
01/01/96	Hyattsville/Kenilworth	-	509	1,757	1,332	508	3,090	3,598	1,877
01/01/96	Waterbury/Captain	-	434	2,089	1,782	434	3,871	4,305	2,209
01/01/96	Bedford Hts/Miles	-	835	1,577	1,549	835	3,126	3,961	1,956
01/01/96	Livonia/Newburgh	-	635	1,407	1,077	635	2,484	3,119	1,480
01/01/96	Sunland/Sunland Blvd.	-	631	1,965	1,293	631	3,258	3,889	1,982
01/01/96	Des Moines	-	448	1,350	938	447	2,289	2,736	1,332
01/01/96	Oxonhill/Indianhead	-	772	2,017	1,816	772	3,833	4,605	2,390
01/01/96	Sacramento/N. 16th	-	582	2,610	1,889	582	4,499	5,081	2,281

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/96	Houston/Westheimer	-	1,508	2,274	1,946	1,508	4,220	5,728	2,685
01/01/96	San Pablo/San Pablo	-	565	1,232	1,013	565	2,245	2,810	1,379
01/01/96	Bowie/Woodcliff	-	718	2,336	1,628	718	3,964	4,682	2,406
01/01/96	Milwaukee/S. 84th	-	444	1,868	1,566	444	3,434	3,878	2,042
01/01/96	Clinton/Malcolm Road	-	593	2,123	1,511	592	3,635	4,227	2,189
01/03/96	San Gabriel	-	1,005	2,345	470	1,005	2,815	3,820	2,160
01/05/96	San Francisco, Second St.	-	2,880	6,814	373	2,879	7,188	10,067	5,237
01/12/96	San Antonio, TX	-	912	2,170	271	912	2,441	3,353	1,787
02/29/96	Naples, FL/Old US 41	-	849	2,016	401	849	2,417	3,266	1,800
02/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	372	1,781	5,096	6,877	3,725
02/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,139	1,928	5,662	7,590	4,350
02/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	445	3,479	8,594	12,073	6,373
02/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	360	940	2,583	3,523	1,927
02/29/96	Jupiter FL/Military Trail	-	2,280	5,347	508	2,280	5,855	8,135	4,314
02/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	341	736	2,084	2,820	1,580
02/29/96	New Port Richey/State Rd 54	-	857	2,025	512	856	2,538	3,394	1,851
02/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,294	974	3,803	4,777	2,790
03/08/96	Atlanta/Roswell	-	898	3,649	342	898	3,991	4,889	2,842
03/31/96	Oakland	-	1,065	2,764	704	1,065	3,468	4,533	2,582
03/31/96	Saratoga	-	2,339	6,081	913	2,339	6,994	9,333	4,889
03/31/96	Randallstown	-	1,359	3,527	820	1,359	4,347	5,706	3,268
03/31/96	Plano	-	650	1,682	228	649	1,911	2,560	1,412
03/31/96	Houston	-	543	1,402	355	543	1,757	2,300	1,269
03/31/96	Irvine	-	1,920	4,975	1,842	1,920	6,817	8,737	5,004
03/31/96	Milwaukee	-	542	1,402	294	542	1,696	2,238	1,244
03/31/96	Carrollton	-	578	1,495	257	578	1,752	2,330	1,282
03/31/96	Torrance	-	1,415	3,675	916	1,415	4,591	6,006	2,907
03/31/96	Jacksonville	-	713	1,845	425	712	2,271	2,983	1,688
03/31/96	Dallas	-	315	810	1,930	315	2,740	3,055	1,666
03/31/96	Houston	-	669	1,724	2,531	669	4,255	4,924	2,237

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/96	Baltimore	-	842	2,180	530	842	2,710	3,552	2,056
03/31/96	New Haven	-	740	1,907	79	667	2,059	2,726	1,590
04/01/96	Chicago/Pulaski	-	764	1,869	628	763	2,498	3,261	1,752
04/01/96	Las Vegas/Desert Inn	-	1,115	2,729	375	1,115	3,104	4,219	2,151
04/01/96	Torrance/Crenshaw	-	916	2,243	308	916	2,551	3,467	1,774
04/01/96	Weymouth	-	485	1,187	999	485	2,186	2,671	1,521
04/01/96	St. Louis/Barrett Station Road	-	630	1,542	698	630	2,240	2,870	1,460
04/01/96	Rockville/Randolph	-	1,153	2,823	370	1,153	3,193	4,346	2,250
04/01/96	Simi Valley/East Street	-	970	2,374	182	970	2,556	3,526	1,778
04/01/96	Houston/Westheimer	-	1,390	3,402	6,557	1,390	9,959	11,349	6,228
04/03/96	Naples	-	1,187	2,809	650	1,186	3,460	4,646	2,633
06/26/96	Boca Raton	-	3,180	7,468	1,547	3,179	9,016	12,195	6,894
06/28/96	Venice	-	669	1,575	283	669	1,858	2,527	1,375
06/30/96	Las Vegas	-	921	2,155	587	921	2,742	3,663	2,037
06/30/96	Bedford Park	-	606	1,419	423	606	1,842	2,448	1,379
06/30/96	Los Angeles	-	692	1,616	250	691	1,867	2,558	1,359
06/30/96	Silver Spring	-	1,513	3,535	692	1,513	4,227	5,740	3,109
06/30/96	Newark	-	1,051	2,458	219	1,051	2,677	3,728	1,926
06/30/96	Brooklyn	-	783	1,830	3,043	783	4,873	5,656	4,267
07/02/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	842	1,755	4,992	6,747	3,375
07/22/96	Lakewood/W Hampton	-	717	2,092	160	716	2,253	2,969	1,603
08/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	431	954	3,549	4,503	2,457
09/05/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,170	1,260	4,136	5,396	3,133
09/16/96	Dallas/Royal Lane	-	1,008	2,426	456	1,007	2,883	3,890	2,054
09/16/96	Colorado Springs/Tomah Drive	-	731	1,759	292	730	2,052	2,782	1,492
09/16/96	Lewisville/S. Stemmons	-	603	1,451	272	603	1,723	2,326	1,235
09/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	640	946	2,920	3,866	2,202
09/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,538	584	2,945	3,529	1,766
09/16/96	Willow Grove/Maryland Road	-	673	1,620	305	673	1,925	2,598	1,369
09/16/96	Houston/W. Montgomery Rd.	-	524	1,261	421	523	1,683	2,206	1,249

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/16/96	Denver/W. Hampden	-	1,084	2,609	346	1,083	2,956	4,039	2,109
09/16/96	Littleton/Southpark Way	-	922	2,221	589	922	2,810	3,732	2,073
09/16/96	Petaluma/Baywood Drive	-	861	2,074	404	861	2,478	3,339	1,747
09/16/96	Canoga Park/Sherman Way	-	1,543	3,716	5,239	1,543	8,955	10,498	3,694
09/16/96	Jacksonville/South Lane Ave.	-	554	1,334	411	554	1,745	2,299	1,281
09/16/96	Newport News/Warwick Blvd.	-	575	1,385	290	575	1,675	2,250	1,212
09/16/96	Greenbrook/Route 22	-	1,227	2,954	810	1,226	3,765	4,991	2,675
09/16/96	Monsey/Route 59	-	1,068	2,572	522	1,068	3,094	4,162	2,228
09/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	231	575	1,616	2,191	1,153
09/16/96	Fort Worth/Brentwood	-	823	2,016	385	823	2,401	3,224	1,749
09/16/96	Glendale/San Fernando Road	-	2,500	6,124	466	2,500	6,590	9,090	4,640
09/16/96	Houston/Harwin	-	549	1,344	441	549	1,785	2,334	1,325
09/16/96	Irvine/Cowan Street	-	1,890	4,631	677	1,890	5,308	7,198	3,805
09/16/96	Fairfield/Dixie Highway	-	427	1,046	258	427	1,304	1,731	927
09/16/96	Mesa/Country Club Drive	-	701	1,718	715	701	2,433	3,134	1,885
09/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	1,799	2,957	9,043	12,000	6,333
09/16/96	Houston/Gulf Freeway	-	701	1,718	5,452	701	7,170	7,871	3,890
09/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	417	1,036	2,957	3,993	2,118
09/16/96	Tempe/McKellips Road	-	823	1,972	523	823	2,495	3,318	1,847
09/16/96	Richland Hills/Airport Fwy.	-	473	1,158	354	472	1,513	1,985	1,097
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	57	914	2,569	3,483	1,613
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	14	908	2,621	3,529	1,697

10/11/96	Richmond/Bloom Lane	-	1,188	2,512	19	994	2,725	3,719	1,754
10/11/96	Virginia Beach/Southern Blvd	-	282	610	343	282	953	1,235	747
10/11/96	Chesapeake/Military Hwy	-	-	2,886	729	-	3,615	3,615	2,009
10/11/96	Richmond/Midlothian Park	-	762	1,588	743	762	2,331	3,093	1,785
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	483	819	2,259	3,078	1,663
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	734	927	2,754	3,681	2,109
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	672	1,170	3,221	4,391	2,347
10/25/96	Austin/Renelli	-	1,710	3,990	633	1,710	4,623	6,333	3,315

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/25/96	Austin/Santiago	-	900	2,100	527	900	2,627	3,527	1,863
10/25/96	Dallas/East N.W. Highway	-	698	1,628	1,009	697	2,638	3,335	1,631
10/25/96	Dallas/Denton Drive	-	900	2,100	1,023	900	3,123	4,023	2,248
10/25/96	Houston/Hempstead	-	518	1,207	730	517	1,938	2,455	1,384
10/25/96	Pasadena/So. Shaver	-	420	980	713	420	1,693	2,113	1,321
10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	1,445	465	2,530	2,995	1,093
10/31/96	Mt Holly/541 Bypass	-	360	840	634	360	1,474	1,834	1,150
11/13/96	Town East/Mesquite	-	330	770	422	330	1,192	1,522	893
11/14/96	Bossier City LA	-	633	1,488	42	557	1,606	2,163	1,066
12/05/96	Lake Forest/Bake Parkway	-	971	2,173	4,973	972	7,145	8,117	2,931
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	1,019	645	2,524	3,169	2,030
12/16/96	Oklahoma City/SW 74th	-	375	875	551	375	1,426	1,801	1,019
12/16/96	Oklahoma City/S Santa Fe	-	360	840	267	360	1,107	1,467	813
12/16/96	Oklahoma City/S. May	-	360	840	267	360	1,107	1,467	811
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	1,100	930	3,270	4,200	2,388
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	815	1,290	3,825	5,115	2,708
12/23/96	Eagle Rock/Colorado	-	330	813	476	444	1,175	1,619	736
12/23/96	Upper Darby/Lansdowne	-	899	2,272	496	899	2,768	3,667	2,010
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	400	1,109	3,202	4,311	1,921
12/23/96	Philadelphia/Byberry	-	1,019	2,575	781	1,019	3,356	4,375	2,376
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	596	1,199	3,626	4,825	2,585
12/23/96	Englewood/Costilla	-	1,739	4,393	491	1,738	4,885	6,623	3,416
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	310	599	1,826	2,425	1,327
12/23/96	Carmichael/Fair Oaks	-	809	2,045	447	809	2,492	3,301	1,794
12/23/96	Portland/Division Street	-	989	2,499	400	989	2,899	3,888	2,010
12/23/96	Napa/Industrial	-	660	1,666	252	659	1,919	2,578	1,373
12/23/96	Las Vegas/Charleston	-	1,049	2,651	389	1,049	3,040	4,089	2,143
12/23/96	Las Vegas/South Arvill	-	929	2,348	477	929	2,825	3,754	2,003
12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	749	3,327	9,157	12,484	6,505
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	484	749	2,378	3,127	1,737

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	359	869	2,555	3,424	1,853
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	1,303	1,289	4,560	5,849	3,075
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	255	689	1,997	2,686	1,483
12/23/96	Tampa/15th Street	-	420	1,060	462	420	1,522	1,942	1,139
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	844	930	3,136	4,066	2,285
12/23/96	Overland Park/Mastin	-	990	2,440	3,420	1,306	5,544	6,850	3,336
12/23/96	Auburn/R Street	-	690	1,700	408	690	2,108	2,798	1,473
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	382	720	2,156	2,876	1,570
12/23/96	Decatur/Covington	-	930	2,292	452	930	2,744	3,674	1,951
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	388	540	1,719	2,259	1,266
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	292	840	2,362	3,202	1,722
12/23/96	Whittier/Colima	-	540	1,331	202	540	1,533	2,073	1,090
12/23/96	Kent/Pacific Hwy South	-	930	2,292	262	930	2,554	3,484	1,830
12/23/96	Topeka/8th Street	-	150	370	556	150	926	1,076	743
12/23/96	Denver East Evans	-	1,740	4,288	452	1,740	4,740	6,480	3,358
12/23/96	Pittsburgh/California Ave.	-	630	1,552	187	630	1,739	2,369	1,213
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	548	-	2,834	2,834	1,604
12/23/96	Philadelphia/Oxford	-	900	2,218	519	900	2,737	3,637	1,935
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	447	1,710	4,661	6,371	3,258
12/23/96	Alsip/115th Street	-	750	1,848	4,816	750	6,664	7,414	3,419
12/23/96	Green Acres/Jog Road	-	600	1,479	271	600	1,750	2,350	1,272
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	428	1,320	3,681	5,001	2,565
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	629	2,160	5,952	8,112	4,254
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	443	960	2,809	3,769	1,993
12/23/96	Renton 174th St.	-	960	2,366	543	960	2,909	3,869	2,129
12/23/96	Sacramento/Northgate	-	1,021	2,647	281	1,021	2,928	3,949	2,071
12/23/96	Phoenix/19th Avenue	-	991	2,569	728	991	3,297	4,288	2,393
12/23/96	Bedford Park/Cicero	-	1,321	3,426	(1,039)	777	2,931	3,708	2,043
12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	542	1,111	3,422	4,533	2,464
12/23/96	Arlington/Algonquin	-	991	2,569	1,043	991	3,612	4,603	2,751

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Seattle/15th Avenue	-	781	2,024	349	781	2,373	3,154	1,724
12/23/96	Southington/Spring	-	811	2,102	620	811	2,722	3,533	1,912
12/23/96	Nashville/Dickerson Pike	-	990	2,440	328	990	2,768	3,758	1,984
12/23/96	Madison/Gallatin Road	-	780	1,922	675	780	2,597	3,377	1,899
12/30/96	Concorde/Treat	-	1,396	3,258	375	1,396	3,633	5,029	2,622
12/30/96	Virginia Beach	-	535	1,248	341	535	1,589	2,124	1,139
12/30/96	San Mateo	-	2,408	5,619	384	2,408	6,003	8,411	4,174
01/22/97	Austin, 1033 E. 41 Street	-	257	3,633	418	257	4,051	4,308	2,746
04/12/97	Annandale / Backlick	-	955	2,229	490	955	2,719	3,674	1,891
04/12/97	Ft. Worth / West Freeway	-	667	1,556	440	667	1,996	2,663	1,404
04/12/97	Campbell / S. Curtner	-	2,550	5,950	935	2,549	6,886	9,435	4,730
04/12/97	Aurora / S. Idalia	-	1,002	2,338	1,026	1,002	3,364	4,366	2,390
04/12/97	Santa Cruz / Capitola	-	1,037	2,420	417	1,037	2,837	3,874	1,948
04/12/97	Indianapolis / Lafayette Road	-	682	1,590	718	681	2,309	2,990	1,718
04/12/97	Indianapolis / Route 31	-	619	1,444	697	619	2,141	2,760	1,579
04/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,248	1,567	4,907	6,474	3,468
04/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,576	3,781	10,666	14,447	7,384
04/12/97	Fountain Valley / Newhope	-	1,137	2,653	535	1,137	3,188	4,325	2,193
04/12/97	Dallas / Winsted	-	1,375	3,209	724	1,375	3,933	5,308	2,690
04/12/97	Columbia / Broad River Rd.	-	121	282	197	121	479	600	370
04/12/97	Livermore / S. Front Road	-	876	2,044	293	876	2,337	3,213	1,605
04/12/97	Garland / Plano	-	889	2,073	374	888	2,448	3,336	1,696
04/12/97	San Jose / Story Road	-	1,352	3,156	953	1,352	4,109	5,461	2,913
04/12/97	Aurora / Abilene	-	1,406	3,280	802	1,405	4,083	5,488	2,866
04/12/97	Antioch / Sunset Drive	-	1,035	2,416	372	1,035	2,788	3,823	1,913
04/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	513	1,048	2,958	4,006	2,075
04/12/97	Berlin / Wilbur Cross	-	756	1,764	585	756	2,349	3,105	1,661
04/12/97	Whittier / Whittier Blvd.	-	648	1,513	287	648	1,800	2,448	1,238
04/12/97	Peabody / Newbury Street	-	1,159	2,704	1,343	1,159	4,047	5,206	2,893
04/12/97	Denver / Blake	-	602	1,405	622	602	2,027	2,629	1,448

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/12/97	Evansville / Green River Road	-	470	1,096	381	470	1,477	1,947	1,045
04/12/97	Burien / First Ave. So.	-	792	1,847	367	791	2,215	3,006	1,559
04/12/97	Rancho Cordova / Mather Field	-	494	1,153	457	494	1,610	2,104	1,192
04/12/97	Sugar Land / Eldridge	-	705	1,644	422	705	2,066	2,771	1,455
04/12/97	Columbus / Eastland Drive	-	602	1,405	476	602	1,881	2,483	1,340
04/12/97	Slickerville / Black Horse Pike	-	539	1,258	425	539	1,683	2,222	1,203
04/12/97	Seattle / Aurora	-	1,145	2,671	469	1,144	3,141	4,285	2,203
04/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	509	972	2,777	3,749	1,971
04/12/97	Manchester / Tolland Turnpike	-	807	1,883	529	807	2,412	3,219	1,706
06/25/97	L.A./Venice Blvd.	-	523	1,221	1,952	1,044	2,652	3,696	1,599
06/25/97	Kirkland-Totem	-	2,131	4,972	1,166	2,099	6,170	8,269	4,128
06/25/97	Idianapolis	-	471	1,098	459	471	1,557	2,028	1,196
06/25/97	Dallas	-	699	1,631	240	699	1,871	2,570	1,285
06/25/97	Atlanta	-	1,183	2,761	295	1,183	3,056	4,239	2,083
06/25/97	Bensalem	-	1,159	2,705	378	1,159	3,083	4,242	2,107
06/25/97	Evansville	-	429	1,000	277	401	1,305	1,706	900
06/25/97	Austin	-	813	1,897	270	813	2,167	2,980	1,502
06/25/97	Harbor City	-	1,244	2,904	406	1,244	3,310	4,554	2,309
06/25/97	Birmingham	-	539	1,258	258	539	1,516	2,055	1,068
06/25/97	Sacramento	-	489	1,396	153	489	1,549	2,038	1,076
06/25/97	Carrollton	-	441	1,029	114	441	1,143	1,584	779
06/25/97	La Habra	-	822	1,918	368	822	2,286	3,108	1,543
06/25/97	Lombard	-	1,527	3,564	1,964	2,047	5,008	7,055	3,323
06/25/97	Fairfield	-	740	1,727	215	740	1,942	2,682	1,340
06/25/97	Seattle	-	1,498	3,494	10,357	1,498	13,851	15,349	6,221
06/25/97	Bellevue	-	1,653	3,858	303	1,653	4,161	5,814	2,894
06/25/97	Citrus Heights	-	642	1,244	773	642	2,017	2,659	1,459
06/25/97	San Jose	-	1,273	2,971	155	1,273	3,126	4,399	2,089
06/25/97	Stanton	-	948	2,212	254	948	2,466	3,414	1,662
06/25/97	Garland	-	486	1,135	194	486	1,329	1,815	924

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Westford	-	857	1,999	652	857	2,651	3,508	1,899
06/25/97	Dallas	-	1,627	3,797	1,458	1,627	5,255	6,882	3,666
06/25/97	Wheat Ridge	-	1,054	2,459	610	1,054	3,069	4,123	2,092
06/25/97	Berlin	-	825	1,925	4,579	505	6,824	7,329	2,897
06/25/97	Gretna	-	1,069	2,494	860	1,069	3,354	4,423	2,513
06/25/97	Spring	-	461	1,077	422	461	1,499	1,960	1,053
06/25/97	Sacramento	-	592	1,380	1,238	720	2,490	3,210	1,714
06/25/97	Houston/South Dairyashford	-	856	1,997	550	856	2,547	3,403	1,784
06/25/97	Naperville	-	1,108	2,585	758	1,108	3,343	4,451	2,265
06/25/97	Carrollton	-	1,158	2,702	942	1,158	3,644	4,802	2,541
06/25/97	Waipahu	-	1,620	3,780	961	1,620	4,741	6,361	3,310
06/25/97	Davis	-	628	1,465	453	628	1,918	2,546	1,268
06/25/97	Decatur	-	951	2,220	618	951	2,838	3,789	1,932
06/25/97	Jacksonville	-	653	1,525	487	653	2,012	2,665	1,411
06/25/97	Chicoppe	-	663	1,546	642	662	2,189	2,851	1,581
06/25/97	Alexandria	-	1,533	3,576	904	1,532	4,481	6,013	2,985
06/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	412	458	1,482	1,940	1,051
06/25/97	Los Angeles/Olympic	-	4,392	10,247	1,604	4,391	11,852	16,243	7,933
06/25/97	Littleton	-	1,340	3,126	1,294	1,340	4,420	5,760	3,190
06/25/97	Metairie	-	1,229	2,868	417	1,229	3,285	4,514	2,258
06/25/97	Louisville	-	717	1,672	559	716	2,232	2,948	1,539
06/25/97	East Hazel Crest	-	753	1,757	2,625	1,213	3,922	5,135	2,899
06/25/97	Edmonds	-	1,187	2,770	819	1,187	3,589	4,776	2,493
06/25/97	Foster City	-	1,064	2,483	465	1,064	2,948	4,012	1,986
06/25/97	Chicago	-	1,160	2,708	863	1,160	3,571	4,731	2,404
06/25/97	Philadelphia	-	924	2,155	550	923	2,706	3,629	1,854
06/25/97	Dallas/Vilbig Rd.	-	508	1,184	404	507	1,589	2,096	1,125
06/25/97	Staten Island	-	1,676	3,910	1,951	1,675	5,862	7,537	3,868
06/25/97	Pelham Manor	-	1,209	2,820	1,058	1,208	3,879	5,087	2,739
06/25/97	Irving	-	469	1,093	311	468	1,405	1,873	980

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Elk Grove	-	642	1,497	554	642	2,051	2,693	1,455
06/25/97	LAX	-	1,312	3,062	762	1,312	3,824	5,136	2,616
06/25/97	Denver	-	1,316	3,071	993	1,316	4,064	5,380	2,839
06/25/97	Plano	-	1,369	3,193	705	1,368	3,899	5,267	2,672
06/25/97	Lynnwood	-	839	1,959	587	839	2,546	3,385	1,735
06/25/97	Lilburn	-	507	1,182	515	507	1,697	2,204	1,196
06/25/97	Parma	-	881	2,055	903	880	2,959	3,839	2,080
06/25/97	Davie	-	1,086	2,533	780	1,085	3,314	4,399	2,339
06/25/97	Allen Park	-	953	2,223	747	953	2,970	3,923	2,030
06/25/97	Aurora	-	808	1,886	628	808	2,514	3,322	1,680
06/25/97	San Diego/16th Street	-	932	2,175	870	932	3,045	3,977	2,148
06/25/97	Sterling Heights	-	766	1,787	655	766	2,442	3,208	1,726
06/25/97	East L.A./Boyle Heights	-	957	2,232	652	957	2,884	3,841	1,960
06/25/97	Springfield/Alban Station	-	1,317	3,074	950	1,317	4,024	5,341	2,789
06/25/97	Littleton	-	868	2,026	615	868	2,641	3,509	1,813
06/25/97	Sacramento/57th Street	-	869	2,029	664	869	2,693	3,562	1,853
06/25/97	Miami	-	1,762	4,111	1,244	1,762	5,355	7,117	3,624
08/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	1,442	2,040	6,202	8,242	4,236
10/01/97	Marietta /Austell Rd	-	398	1,326	1,116	440	2,400	2,840	1,480
10/01/97	Denver / Leetsdale	-	1,407	1,682	1,467	1,554	3,002	4,556	1,902
10/01/97	Baltimore / York Road	-	1,538	1,952	2,068	1,700	3,858	5,558	2,467
10/01/97	Bolingbrook	-	737	1,776	1,642	814	3,341	4,155	2,032
10/01/97	Kent / Central	-	483	1,321	1,197	533	2,468	3,001	1,452
10/01/97	Geneva / Roosevelt	-	355	1,302	1,063	392	2,328	2,720	1,437
10/01/97	Denver / Sheridan	-	429	1,105	1,019	474	2,079	2,553	1,357
10/01/97	Mountlake Terrace	-	1,017	1,783	1,423	1,123	3,100	4,223	1,903
10/01/97	Carol Stream/ St.Charles	-	185	1,187	1,039	205	2,206	2,411	1,353
10/01/97	Marietta / Cobb Park	-	420	1,131	1,048	464	2,135	2,599	1,278
10/01/97	Venice / Rose	-	5,468	5,478	4,815	6,042	9,719	15,761	5,820
10/01/97	Ventura / Ventura Blvd	-	911	2,227	1,796	1,006	3,928	4,934	2,493

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Studio City/ Ventura	-	2,421	1,610	1,350	2,675	2,706	5,381	1,631
10/01/97	Madison Heights	-	428	1,686	4,235	473	5,876	6,349	2,383
10/01/97	LAX / Imperial	-	1,662	2,079	1,534	1,836	3,439	5,275	2,153
10/01/97	Justice / Industrial	-	233	1,181	891	258	2,047	2,305	1,224
10/01/97	Burbank / San Fernando	-	1,825	2,210	1,646	2,016	3,665	5,681	2,296
10/01/97	Pinole / Appian Way	-	728	1,827	1,267	804	3,018	3,822	1,884
10/01/97	Denver / Tamarac Park	-	2,545	1,692	2,123	2,812	3,548	6,360	3,276
10/01/97	Gresham / Powell	-	322	1,298	963	356	2,227	2,583	1,338
10/01/97	Warren / Mound Road	-	268	1,025	832	296	1,829	2,125	1,097
10/01/97	Woodside/Brooklyn	-	5,016	3,950	5,295	5,542	8,719	14,261	5,361
10/01/97	Enfield / Elm Street	-	399	1,900	1,491	441	3,349	3,790	2,066
10/01/97	Roselle / Lake Street	-	312	1,411	1,096	344	2,475	2,819	1,507
10/01/97	Milwaukee / Appleton	-	324	1,385	1,167	358	2,518	2,876	1,529
10/01/97	Emeryville / Bay St	-	1,602	1,830	1,404	1,770	3,066	4,836	1,987
10/01/97	Monterey / Del Rey	-	257	1,048	870	284	1,891	2,175	1,108
10/01/97	San Leandro / Washington	-	660	1,142	926	730	1,998	2,728	1,238
10/01/97	Boca Raton / N.W. 20	-	1,140	2,256	1,919	1,259	4,056	5,315	2,239
10/01/97	Washington Dc/So Capital	-	1,437	4,489	3,998	1,588	8,336	9,924	4,082
10/01/97	Lynn / Lynnway	-	463	3,059	2,832	511	5,843	6,354	3,427
10/01/97	Pompano Beach	-	1,077	1,527	1,938	1,190	3,352	4,542	1,784
10/01/97	Lake Oswego/ N.State	-	465	1,956	1,334	514	3,241	3,755	1,734
10/01/97	Daly City / Mission	-	389	2,921	1,789	430	4,669	5,099	2,599
10/01/97	Odenton / Route 175	-	456	2,104	1,628	504	3,684	4,188	2,070
10/01/97	Novato / Landing	-	2,416	3,496	2,750	2,904	5,758	8,662	3,843
10/01/97	St. Louis / Lindberg	-	584	1,508	1,186	728	2,550	3,278	1,768
10/01/97	Oakland/International	-	358	1,568	1,345	475	2,796	3,271	1,843
10/01/97	Stockton / March Lane	-	663	1,398	1,017	811	2,267	3,078	1,550
10/01/97	Des Plaines / Golf Rd	-	1,363	3,093	1,611	1,630	4,437	6,067	2,956
10/01/97	Morton Grove / Wauke	-	2,658	3,232	7,375	3,110	10,155	13,265	5,271
10/01/97	Los Angeles / Jefferson	-	1,090	1,580	1,169	1,323	2,516	3,839	1,599

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Los Angeles / Martin	-	869	1,152	915	1,066	1,870	2,936	1,208
10/01/97	San Leandro / E. 14th	-	627	1,289	972	775	2,113	2,888	1,368
10/01/97	Tucson / Tanque Verde	-	345	1,709	1,137	469	2,722	3,191	1,846
10/01/97	Randolph / Warren St	-	2,330	1,914	2,110	2,719	3,635	6,354	2,210
10/01/97	Forrestville / Penn.	-	1,056	2,347	1,546	1,312	3,637	4,949	2,463
10/01/97	Bridgeport	-	4,877	2,739	2,783	5,612	4,787	10,399	3,186
10/01/97	North Hollywood/Vine	-	906	2,379	1,548	1,166	3,667	4,833	2,343
10/01/97	Santa Cruz / Portola	-	535	1,526	1,029	689	2,401	3,090	1,547
10/01/97	Hyde Park / River St	-	626	1,748	1,687	759	3,302	4,061	2,226
10/01/97	Dublin / San Ramon Rd	-	942	1,999	1,174	1,119	2,996	4,115	1,939
10/01/97	Vallejo / Humboldt	-	473	1,651	1,024	620	2,528	3,148	1,664
10/01/97	Fremont/Warm Springs	-	848	2,885	1,610	1,072	4,271	5,343	2,766
10/01/97	Seattle / Stone Way	-	829	2,180	1,640	1,078	3,571	4,649	2,244
10/01/97	W. Olympia	-	149	1,096	969	209	2,005	2,214	1,262
10/01/97	Mercer/Parkside Ave	-	359	1,763	1,425	503	3,044	3,547	1,894
10/01/97	Bridge Water / Main	-	445	2,054	1,351	576	3,274	3,850	2,062
10/01/97	Norwalk / Hoyt Street	-	2,369	3,049	2,178	2,793	4,803	7,596	3,136
11/02/97	Lansing	-	758	1,768	60	730	1,856	2,586	1,275
11/07/97	Phoenix	-	1,197	2,793	434	1,197	3,227	4,424	2,191
11/13/97	Tinley Park	-	1,422	3,319	277	1,422	3,596	5,018	2,356
03/17/98	Houston/De Soto Dr.	-	659	1,537	404	659	1,941	2,600	1,279
03/17/98	Houston / East Freeway	-	593	1,384	685	593	2,069	2,662	1,515
03/17/98	Austin/Ben White	-	692	1,614	296	682	1,920	2,602	1,262
03/17/98	Arlington/E.Pioneer	-	922	2,152	413	922	2,565	3,487	1,744
03/17/98	Las Vegas/Tropicana	-	1,285	2,998	455	1,285	3,453	4,738	2,215
03/17/98	Branford / Summit Place	-	728	1,698	536	727	2,235	2,962	1,476
03/17/98	Las Vegas / Charleston	-	791	1,845	321	791	2,166	2,957	1,375
03/17/98	So. San Francisco	-	1,550	3,617	336	1,550	3,953	5,503	2,595
03/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	1,054	3,004	8,067	11,071	5,413
03/17/98	Tempe / E. Broadway	-	633	1,476	441	633	1,917	2,550	1,352

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/17/98	Phoenix / N. 43rd Ave	-	443	1,033	455	443	1,488	1,931	1,074
03/17/98	Phoenix/No. 43rd	-	380	886	849	380	1,735	2,115	1,210
03/17/98	Phoenix / Black Canyon	-	380	886	375	380	1,261	1,641	894
03/17/98	Phoenix/Black Canyon	-	136	317	279	136	596	732	454
03/17/98	Nesconset / Southern	-	1,423	3,321	588	1,423	3,909	5,332	2,616
04/01/98	St. Louis / Hwy. 141	-	659	1,628	4,700	1,344	5,643	6,987	3,518
04/01/98	Island Park / Austin	-	2,313	3,015	(151)	1,374	3,803	5,177	2,588
04/01/98	Akron / Brittain Rd.	-	275	2,248	446	669	2,300	2,969	1,511
04/01/98	Patchogue/W.Sunrise	-	936	2,184	488	936	2,672	3,608	1,823
04/01/98	Havertown/West Chester	-	1,254	2,926	355	1,249	3,286	4,535	2,153
04/01/98	Schiller Park/River	-	568	1,390	282	568	1,672	2,240	1,107
04/01/98	Chicago / Cuyler	-	1,400	2,695	382	1,400	3,077	4,477	2,105
04/01/98	Chicago Heights/West	-	468	1,804	356	468	2,160	2,628	1,494
04/01/98	Arlington Hts/University	-	670	3,004	418	670	3,422	4,092	2,265
04/01/98	Cicero / Ogden	-	1,678	2,266	879	1,677	3,146	4,823	2,098
04/01/98	Chicago/W. Howard St.	-	974	2,875	1,236	974	4,111	5,085	2,806
04/01/98	Chicago/N. Western Ave	-	1,453	3,205	518	1,453	3,723	5,176	2,560
04/01/98	Chicago/Northwest Hwy	-	925	2,412	242	925	2,654	3,579	1,759
04/01/98	Chicago/N. Wells St.	-	1,446	2,828	267	1,446	3,095	4,541	2,089
04/01/98	Chicago / Pulaski Rd.	-	1,276	2,858	286	1,276	3,144	4,420	2,108
04/01/98	Artesia / Artesia	-	625	1,419	302	625	1,721	2,346	1,263
04/01/98	Arcadia / Lower Azusa	-	821	1,369	360	821	1,729	2,550	1,311
04/01/98	Manassas / Centreville	-	405	2,137	479	405	2,616	3,021	1,948
04/01/98	La Downtwn/10 Fwy	-	1,608	3,358	420	1,607	3,779	5,386	2,749
04/01/98	Bellevue / Northup	-	1,232	3,306	667	1,231	3,974	5,205	2,987
04/01/98	Hollywood/Cole & Wilshire	-	1,590	1,785	255	1,590	2,040	3,630	1,477
04/01/98	Atlanta/John Wesley	-	1,233	1,665	555	1,233	2,220	3,453	1,704
04/01/98	Montebello/S. Maple	-	1,274	2,299	214	1,273	2,514	3,787	1,821
04/01/98	Lake City/Forest Park	-	248	1,445	270	248	1,715	1,963	1,243
04/01/98	Baltimore / W. Patap	-	403	2,650	351	402	3,002	3,404	2,152

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/01/98	Fraser/Groesbeck Hwy	-	368	1,796	214	368	2,010	2,378	1,460
04/01/98	Vallejo / Mini Drive	-	560	1,803	200	560	2,003	2,563	1,442
04/01/98	San Diego/54th & Euclid	-	952	2,550	564	952	3,114	4,066	2,388
04/01/98	Miami / 5th Street	-	2,327	3,234	526	2,327	3,760	6,087	2,822
04/01/98	Silver Spring/Hill	-	922	2,080	299	921	2,380	3,301	1,768
04/01/98	Chicago/E. 95th St.	-	397	2,357	346	397	2,703	3,100	2,053
04/01/98	Chicago / S. Harlem	-	791	1,424	252	791	1,676	2,467	1,266
04/01/98	St. Charles /Highway	-	623	1,501	368	623	1,869	2,492	1,407
04/01/98	Chicago/Burr Ridge Rd.	-	421	2,165	380	421	2,545	2,966	1,990
04/01/98	Yonkers / Route 9a	-	1,722	3,823	642	1,722	4,465	6,187	3,364
04/01/98	Silverlake/Glendale	-	2,314	5,481	387	2,313	5,869	8,182	4,421
04/01/98	Chicago/Harlem Ave	-	1,430	3,038	443	1,430	3,481	4,911	2,634
04/01/98	Bethesda / Butler Rd	-	1,146	2,509	180	1,146	2,689	3,835	1,966
04/01/98	Dundalk / Wise Ave	-	447	2,005	344	447	2,349	2,796	1,723
04/01/98	St. Louis / Hwy. 141	-	659	1,628	181	659	1,809	2,468	1,386
04/01/98	Island Park / Austin	-	2,313	3,015	1,270	2,313	4,285	6,598	3,194
04/01/98	Dallas / Kingsly	-	1,095	1,712	424	1,095	2,136	3,231	1,500
05/01/98	Berkeley / 2nd St.	-	1,914	4,466	6,969	1,837	11,512	13,349	5,373
05/08/98	Cleveland / W. 117th	-	930	2,277	659	930	2,936	3,866	1,940
05/08/98	La /Venice Blvd	-	1,470	3,599	220	1,470	3,819	5,289	2,443
05/08/98	Aurora / Farnsworth	-	960	2,350	251	960	2,601	3,561	1,665
05/08/98	Santa Rosa / Hopper	-	1,020	2,497	317	1,020	2,814	3,834	1,819
05/08/98	Golden Valley / Winn	-	630	1,542	308	630	1,850	2,480	1,237
05/08/98	St. Louis / Benham	-	810	1,983	313	810	2,296	3,106	1,525
05/08/98	Chicago / S. Chicago	-	840	2,057	290	840	2,347	3,187	1,543
10/01/98	El Segundo / Sepulveda	-	6,586	5,795	762	6,585	6,558	13,143	4,205
10/01/98	Atlanta / Memorial Dr.	-	414	2,239	479	414	2,718	3,132	1,822
10/01/98	Chicago / W. 79th St	-	861	2,789	514	861	3,303	4,164	2,181
10/01/98	Chicago / N. Broadway	-	1,918	3,824	713	1,917	4,538	6,455	3,016
10/01/98	Dallas / Greenville	-	1,933	2,892	334	1,933	3,226	5,159	2,064

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/98	Tacoma / Orchard	-	358	1,987	292	358	2,279	2,637	1,505
10/01/98	St. Louis / Gravois	-	312	2,327	520	312	2,847	3,159	1,916
10/01/98	White Bear Lake	-	578	2,079	388	578	2,467	3,045	1,598
10/01/98	Santa Cruz / Soquel	-	832	2,385	241	832	2,626	3,458	1,681
10/01/98	Coon Rapids / Hwy 10	-	330	1,646	271	330	1,917	2,247	1,248
10/01/98	Oxnard / Hueneme Rd	-	923	3,925	364	923	4,289	5,212	2,749
10/01/98	Vancouver/ Millplain	-	343	2,000	167	342	2,168	2,510	1,413
10/01/98	Tigard / Mc Ewan	-	597	1,652	118	597	1,770	2,367	1,145
10/01/98	Griffith / Cline	-	299	2,118	268	299	2,386	2,685	1,525
10/01/98	Miami / Sunset Drive	-	1,656	2,321	2,001	2,266	3,712	5,978	2,184
10/01/98	Farmington / 9 Mile	-	580	2,526	425	580	2,951	3,531	1,974
10/01/98	Los Gatos / University	-	2,234	3,890	351	2,234	4,241	6,475	2,692
10/01/98	N. Hollywood	-	1,484	3,143	204	1,484	3,347	4,831	2,123
10/01/98	Petaluma / Transport	-	460	1,840	5,261	857	6,704	7,561	3,597
10/01/98	Chicago / 111th	-	341	2,898	2,397	431	5,205	5,636	2,980
10/01/98	Upper Darby / Market	-	808	5,011	685	808	5,696	6,504	3,648
10/01/98	San Jose / Santa	-	966	3,870	278	966	4,148	5,114	2,647
10/01/98	San Diego / Morena	-	3,173	5,469	438	3,173	5,907	9,080	3,771
10/01/98	Brooklyn /Rockaway Ave	-	6,272	9,691	6,984	7,337	15,610	22,947	7,706
10/01/98	Revere / Charger St	-	1,997	3,727	1,255	1,996	4,983	6,979	3,372
10/01/98	Las Vegas / E. Charles	-	602	2,545	483	602	3,028	3,630	1,990
10/01/98	Laurel / Baltimore Ave	-	1,899	4,498	314	1,899	4,812	6,711	3,083
10/01/98	East La/Figueroa & 4th	-	1,213	2,689	225	1,213	2,914	4,127	1,869
10/01/98	Oldsmar / Tampa Road	-	760	2,154	3,037	1,049	4,902	5,951	2,902
10/01/98	Ft. Lauderdale /S.W.	-	1,046	2,928	523	1,046	3,451	4,497	2,304
10/01/98	Miami / Nw 73rd St	-	1,050	3,064	277	1,049	3,342	4,391	2,220
12/09/98	Miami / Nw 115th Ave	-	1,095	2,349	5,091	1,185	7,350	8,535	3,007
01/01/99	New Orleans/St.Charles	-	1,463	2,634	696	1,039	3,754	4,793	2,005
01/06/99	Brandon / E. Brandon Blvd	-	1,560	3,695	245	1,560	3,940	5,500	2,325
03/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	630	1,688	4,569	6,257	2,934

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	593	699	2,224	2,923	1,482
03/12/99	St. Ann / Maryland Heights	-	1,035	2,414	707	1,035	3,121	4,156	1,984
03/12/99	Florissant / N. Hwy 67	-	971	2,265	388	971	2,653	3,624	1,704
03/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	773	1,178	3,521	4,699	2,313
03/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	779	1,144	3,449	4,593	2,395
03/12/99	St. Louis / Airport	-	785	1,833	428	785	2,261	3,046	1,477
03/12/99	St. Louis/ S.Third St	-	1,096	2,557	297	1,096	2,854	3,950	1,781
03/12/99	Kansas City / E. 47th St.	-	610	1,424	490	610	1,914	2,524	1,214
03/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	521	1,134	3,166	4,300	2,039
03/12/99	Kansas City / James A. Reed Rd	-	749	1,748	291	749	2,039	2,788	1,286
03/12/99	Independence / 291	-	871	2,032	356	871	2,388	3,259	1,505
03/12/99	Raytown / Woodson Rd	-	915	2,134	296	914	2,431	3,345	1,534
03/12/99	Kansas City / 34th Main Street	-	114	2,599	1,274	114	3,873	3,987	2,524
03/12/99	Columbia / River Dr	-	671	1,566	443	671	2,009	2,680	1,309
03/12/99	Columbia / Buckner Rd	-	714	1,665	557	713	2,223	2,936	1,482
03/12/99	Columbia / Decker Park Rd	-	605	1,412	207	605	1,619	2,224	1,022
03/12/99	Columbia / Rosewood Dr	-	777	1,814	355	777	2,169	2,946	1,324
03/12/99	W. Columbia / Orchard Dr.	-	272	634	334	272	968	1,240	665
03/12/99	W. Columbia / Airport Blvd	-	493	1,151	324	493	1,475	1,968	976
03/12/99	Greenville / Whitehorse Rd	-	882	2,058	324	882	2,382	3,264	1,517
03/12/99	Greenville / Woods Lake Rd	-	364	849	248	364	1,097	1,461	725
03/12/99	Mauldin / N. Main Street	-	571	1,333	342	571	1,675	2,246	1,114
03/12/99	Simpsonville / Grand View Dr	-	582	1,358	236	574	1,602	2,176	1,008
03/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	319	650	1,836	2,486	1,155
03/12/99	Charleston/Ashley Phosphate	-	839	1,950	632	823	2,598	3,421	1,666
03/12/99	N. Charleston / Dorchester Rd	-	380	886	312	379	1,199	1,578	782
03/12/99	N. Charleston / Dorchester	-	487	1,137	357	487	1,494	1,981	996
03/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	270	555	1,566	2,121	994
03/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	292	1,279	3,277	4,556	2,051
03/12/99	Columbia / Plumbers Rd	-	368	858	357	368	1,215	1,583	809

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Greenville / Pineknoll Rd	-	927	2,163	380	927	2,543	3,470	1,594
03/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	165	826	3,274	4,100	2,090
03/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	830	480	2,127	2,607	1,502
03/12/99	Charleston / Ashley River Rd	-	1,114	2,581	268	1,108	2,855	3,963	1,815
03/12/99	Columbia / Broad River	-	1,463	3,413	594	1,463	4,007	5,470	2,556
03/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	439	736	2,157	2,893	1,352
03/12/99	Charlotte / North Tryon St.	-	708	1,653	808	708	2,461	3,169	1,672
03/12/99	Charlotte / South Blvd	-	641	1,496	346	641	1,842	2,483	1,189
03/12/99	Kannapolis / Oregon St	-	463	1,081	314	463	1,395	1,858	908
03/12/99	Durham / E. Club Blvd	-	947	2,209	294	947	2,503	3,450	1,573
03/12/99	Durham / N. Duke St.	-	769	1,794	294	769	2,088	2,857	1,294
03/12/99	Raleigh / Maitland Dr	-	679	1,585	383	679	1,968	2,647	1,321
03/12/99	Greensboro / O'henry Blvd	-	577	1,345	569	577	1,914	2,491	1,316
03/12/99	Gastonia / S. York Rd	-	467	1,089	354	466	1,444	1,910	955
03/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	703	1,102	3,275	4,377	2,152
03/12/99	Pensacola / Brent Lane	-	402	938	92	229	1,203	1,432	817
03/12/99	Pensacola / Creighton Road	-	454	1,060	321	454	1,381	1,835	1,005
03/12/99	Jacksonville / Park Avenue	-	905	2,113	373	905	2,486	3,391	1,586
03/12/99	Jacksonville / Phillips Hwy	-	665	1,545	774	663	2,321	2,984	1,545
03/12/99	Clearwater / Highland Ave	-	724	1,690	561	724	2,251	2,975	1,374
03/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	557	892	2,638	3,530	1,707
03/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	469	1,228	3,337	4,565	2,107
03/12/99	Casselberry Ii	-	1,160	2,708	420	1,160	3,128	4,288	1,978
03/12/99	Miami / Nw 14th Street	-	1,739	4,058	376	1,739	4,434	6,173	2,761
03/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	516	1,179	3,267	4,446	2,138
03/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(160)	834	1,785	2,619	1,240
03/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	531	1,037	2,951	3,988	1,866
03/12/99	Orlando / South Semoran	-	565	1,319	179	565	1,498	2,063	956
03/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	585	1,278	3,567	4,845	2,317
03/12/99	Miami / Nw 7th Ave	-	783	1,827	4,850	785	6,675	7,460	2,858

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Vero Beach / Us Hwy 1	-	678	1,583	284	678	1,867	2,545	1,237
03/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	921	745	3,670	4,415	2,406
03/12/99	Miami Lakes / Nw 153rd St.	-	425	992	319	425	1,311	1,736	863
03/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	238	1,843	4,541	6,384	2,762
03/12/99	Apopka / S. Orange Blossom	-	307	717	409	307	1,126	1,433	784
03/12/99	Davie / University	-	313	4,379	782	313	5,161	5,474	3,309
03/12/99	Arlington / Division	-	998	2,328	357	997	2,686	3,683	1,657
03/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	645	1,477	4,092	5,569	2,552
03/12/99	Carrollton / Trinity Mills West	-	530	1,237	206	530	1,443	1,973	910
03/12/99	Houston / Wallisville Rd.	-	744	1,736	297	744	2,033	2,777	1,296
03/12/99	Houston / Fondren South	-	647	1,510	277	647	1,787	2,434	1,148
03/12/99	Houston / Addicks Satsuma	-	409	954	485	409	1,439	1,848	929
03/12/99	Addison / Inwood Road	-	1,204	2,808	252	1,203	3,061	4,264	1,889
03/12/99	Garland / Jackson Drive	-	755	1,761	236	755	1,997	2,752	1,232
03/12/99	Garland / Buckingham Road	-	492	1,149	234	492	1,383	1,875	893
03/12/99	Houston / South Main	-	1,461	3,409	484	1,461	3,893	5,354	2,427
03/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	379	1,516	3,919	5,435	2,438
03/12/99	Houston / Bingle Road	-	576	1,345	528	576	1,873	2,449	1,238
03/12/99	Houston / Mangum Road	-	737	1,719	547	737	2,266	3,003	1,479
03/12/99	Houston / Hayes Road	-	916	2,138	340	916	2,478	3,394	1,528
03/12/99	Katy / Dominion Drive	-	995	2,321	200	994	2,522	3,516	1,519
03/12/99	Houston / Fm 1960 West	-	513	1,198	403	513	1,601	2,114	1,096
03/12/99	Webster / Fm 528 Road	-	756	1,764	270	756	2,034	2,790	1,237
03/12/99	Houston / Loch Katrine Lane	-	580	1,352	366	579	1,719	2,298	1,090
03/12/99	Houston / Milwee St.	-	779	1,815	432	778	2,248	3,026	1,479
03/12/99	Lewisville / Highway 121	-	688	1,605	254	688	1,859	2,547	1,186
03/12/99	Richardson / Central Expressway	-	465	1,085	276	465	1,361	1,826	894
03/12/99	Houston / Hwy 6 South	-	569	1,328	231	569	1,559	2,128	967
03/12/99	Houston / Westheimer West	-	1,075	2,508	187	1,075	2,695	3,770	1,631
03/12/99	Ft. Worth / Granbury Road	-	763	1,781	283	763	2,064	2,827	1,246

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Houston / New Castle	-	2,346	5,473	1,560	2,345	7,034	9,379	4,149
03/12/99	Dallas / Inwood Road	-	1,478	3,448	256	1,477	3,705	5,182	2,255
03/12/99	Fort Worth / Loop 820 North	-	729	1,702	448	729	2,150	2,879	1,435
03/12/99	Arlington / Cooper St	-	779	1,818	263	779	2,081	2,860	1,295
03/12/99	Webster / Highway 3	-	677	1,580	290	677	1,870	2,547	1,159
03/12/99	Augusta / Peach Orchard Rd	-	860	2,007	553	860	2,560	3,420	1,662
03/12/99	Martinez / Old Petersburg Rd	-	407	950	328	407	1,278	1,685	852
03/12/99	Jonesboro / Tara Blvd	-	785	1,827	628	784	2,456	3,240	1,580
03/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	625	2,171	5,691	7,862	3,480
03/12/99	Decatur / N Decatur Rd	-	933	2,177	506	933	2,683	3,616	1,727
03/12/99	Douglasville / Westmoreland	-	453	1,056	339	453	1,395	1,848	919
03/12/99	Doraville / Mcelroy Rd	-	827	1,931	426	827	2,357	3,184	1,523
03/12/99	Roswell / Alpharetta	-	1,772	4,135	446	1,772	4,581	6,353	2,788
03/12/99	Douglasville / Duralee Lane	-	533	1,244	399	533	1,643	2,176	1,044
03/12/99	Douglasville / Highway 5	-	804	1,875	895	804	2,770	3,574	1,844
03/12/99	Forest Park / Jonesboro	-	659	1,537	374	658	1,912	2,570	1,221
03/12/99	Marietta / Whitlock	-	1,016	2,370	303	1,016	2,673	3,689	1,674
03/12/99	Marietta / Cobb	-	727	1,696	582	727	2,278	3,005	1,565
03/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	378	1,142	3,048	4,190	1,881
03/12/99	Norcross / Dawson Blvd	-	1,232	2,874	789	1,231	3,664	4,895	2,397
03/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	668	889	2,744	3,633	1,825
03/12/99	Decatur / Covington	-	1,764	4,116	518	1,763	4,635	6,398	2,810
03/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	316	1,075	2,825	3,900	1,734
03/12/99	Alpharetta / N. Main St	-	1,240	2,893	261	1,240	3,154	4,394	1,931
03/12/99	Atlanta / Bolton Rd	-	866	2,019	357	865	2,377	3,242	1,485
03/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	409	1,075	2,917	3,992	1,801
03/12/99	Kennesaw / Rutledge Road	-	803	1,874	501	803	2,375	3,178	1,580
03/12/99	Lawrenceville / Buford Dr.	-	256	597	196	256	793	1,049	513
03/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	355	1,320	3,436	4,756	2,124
03/12/99	Chicago / W. Jarvis Ave	-	313	731	180	313	911	1,224	590

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Chicago / N. Broadway St	-	535	1,249	494	535	1,743	2,278	1,145
03/12/99	Carol Stream / Phillips Court	-	829	1,780	469	782	2,296	3,078	1,310
03/12/99	Winfield / Roosevelt Road	-	1,109	2,587	427	1,108	3,015	4,123	1,916
03/12/99	Schaumburg / S. Roselle Road	-	659	1,537	270	659	1,807	2,466	1,158
03/12/99	Tinley Park / Brennan Hwy	-	771	1,799	501	771	2,300	3,071	1,448
03/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	674	1,333	3,785	5,118	2,451
03/12/99	Mobile / Hillcrest Road	-	554	1,293	298	554	1,591	2,145	1,016
03/12/99	Mobile / Azalea Road	-	517	1,206	1,318	517	2,524	3,041	1,805
03/12/99	Mobile / Moffat Road	-	537	1,254	451	537	1,705	2,242	1,132
03/12/99	Mobile / Grelot Road	-	804	1,877	354	804	2,231	3,035	1,418
03/12/99	Mobile / Government Blvd	-	407	950	413	407	1,363	1,770	907
03/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	725	1,092	3,273	4,365	2,189
03/12/99	Louisville / Breckenridge Lane	-	581	1,356	261	581	1,617	2,198	1,027
03/12/99	Louisville	-	554	1,292	336	554	1,628	2,182	1,016
03/12/99	Louisville / Poplar Level	-	463	1,080	341	463	1,421	1,884	948
03/12/99	Chesapeake / Western Branch	-	1,274	2,973	371	1,274	3,344	4,618	2,085
03/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,536	1,635	8,402	10,037	4,057
03/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	320	1,271	3,323	4,594	2,039
03/12/99	Manassas / Sudley Road	-	776	1,810	274	776	2,084	2,860	1,338
03/12/99	Longmont / Wedgewood Ave	-	717	1,673	203	717	1,876	2,593	1,176
03/12/99	Fort Collins / So.College Ave	-	745	1,739	617	745	2,356	3,101	1,417
03/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	780	620	2,226	2,846	1,486
03/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	458	1,215	3,296	4,511	2,025
03/12/99	Denver / So. Clinton St.	-	462	1,609	264	462	1,873	2,335	1,172
03/12/99	Denver / Washington St.	-	795	1,846	583	792	2,432	3,224	1,562
03/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	211	1,352	3,366	4,718	2,054
03/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	516	809	2,406	3,215	1,587
03/12/99	Arvada / 64th Ave	-	671	1,566	216	671	1,782	2,453	1,109
03/12/99	Golden / Simms Street	-	918	2,143	685	918	2,828	3,746	1,859
03/12/99	Lawrence / Haskell Ave	-	636	1,484	335	636	1,819	2,455	1,164

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Overland Park / Hemlock St	-	1,168	2,725	285	1,168	3,010	4,178	1,889
03/12/99	Lenexa / Long St.	-	720	1,644	176	709	1,831	2,540	1,129
03/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	204	570	1,535	2,105	980
03/12/99	Mission / Foxridge Dr	-	1,657	3,864	414	1,656	4,279	5,935	2,671
03/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	883	1,357	4,051	5,408	2,625
03/12/99	Columbus / Morse Road	-	1,415	3,302	1,477	1,415	4,779	6,194	3,263
03/12/99	Milford / Branch Hill	-	527	1,229	2,673	527	3,902	4,429	2,163
03/12/99	Fairfield / Dixie	-	519	1,211	427	519	1,638	2,157	1,081
03/12/99	Cincinnati / Western Hills	-	758	1,769	461	758	2,230	2,988	1,428
03/12/99	Austin / N. Mopac Expressway	-	865	2,791	233	865	3,024	3,889	1,791
03/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	560	1,390	3,876	5,266	2,403
03/12/99	Kennedale/Bowman Sprgs	-	425	991	184	425	1,175	1,600	751
03/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	1,153	1,123	3,776	4,899	2,342
03/12/99	St. Louis/S. Third St	-	206	480	15	206	495	701	297
03/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	283	521	1,500	2,021	998
03/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	499	851	2,485	3,336	1,649
03/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	667	934	2,848	3,782	1,692
03/12/99	North Miami Beach / 69th St	-	1,594	3,720	678	1,594	4,398	5,992	2,799
03/12/99	Miami Beach / Dade Blvd	-	962	2,245	2,268	962	4,513	5,475	2,371
03/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	708	1,684	4,638	6,322	2,892
03/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,518	1,294	4,537	5,831	3,220
03/12/99	Kansas City / State Ave	-	645	1,505	417	645	1,922	2,567	1,269
03/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	248	713	1,911	2,624	1,213
03/12/99	Waukesha / Foster Court	-	765	1,785	832	765	2,617	3,382	1,482
03/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	440	1,034	3,052	4,086	2,026
03/12/99	St. Charles / E. Main St.	-	951	2,220	(163)	802	2,206	3,008	1,557
03/12/99	Chicago / West 47th St.	-	705	1,645	248	705	1,893	2,598	1,148
03/12/99	Carol Stream / S. Main Place	-	1,320	3,079	479	1,319	3,559	4,878	2,262
03/12/99	Carpentersville /N. Western Ave	-	911	2,120	278	909	2,400	3,309	1,510
03/12/99	Elgin / E. Chicago St.	-	570	2,163	199	570	2,362	2,932	1,416

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Elgin / Big Timber Road	-	1,347	3,253	935	1,347	4,188	5,535	2,662
03/12/99	Chicago / S. Pulaski Road	-	-	2,576	523	-	3,099	3,099	1,578
03/12/99	Aurora / Business 30	-	900	2,097	356	899	2,454	3,353	1,569
03/12/99	Streamwood / Old Church Road	-	855	1,991	164	853	2,157	3,010	1,311
03/12/99	Mt. Prospect / Central Road	-	802	1,847	755	795	2,609	3,404	1,750
03/12/99	Geneva / Gary Ave	-	1,072	2,501	334	1,072	2,835	3,907	1,780
03/12/99	Naperville / Lasalle Ave	-	1,501	3,502	207	1,501	3,709	5,210	2,260
03/31/99	Forest Park	-	270	3,378	4,728	270	8,106	8,376	4,746
04/01/99	Fresno	-	44	206	656	193	713	906	478
05/01/99	Stockton	-	151	402	2,114	590	2,077	2,667	1,337
06/30/99	Winter Park/N. Semor	-	342	638	1,239	427	1,792	2,219	800
06/30/99	N. Richland Hills	-	455	769	1,305	569	1,960	2,529	974
06/30/99	Rolling Meadows/Lois	-	441	849	1,610	551	2,349	2,900	1,190
06/30/99	Gresham/Burnside	-	354	544	970	441	1,427	1,868	686
06/30/99	Jacksonville/University	-	211	741	1,173	263	1,862	2,125	883
06/30/99	Houston/Highway 6 So.	-	751	1,006	2,196	936	3,017	3,953	1,423
06/30/99	Concord/Arnold	-	827	1,553	2,518	1,031	3,867	4,898	1,931
06/30/99	Rockville/Gude Drive	-	602	768	7,353	751	7,972	8,723	2,679
06/30/99	Bradenton/Cortez Road	-	476	885	1,421	588	2,194	2,782	1,117
06/30/99	San Antonio/Nw Loop	-	511	786	1,406	638	2,065	2,703	973
06/30/99	Anaheim / La Palma	-	1,378	851	1,601	1,720	2,110	3,830	988
06/30/99	Spring Valley/Sweetwater	-	271	380	5,522	356	5,817	6,173	2,180
06/30/99	Ft. Myers/Tamiami	-	948	962	1,917	1,184	2,643	3,827	1,242
06/30/99	Littleton/Centennial	-	421	804	1,235	526	1,934	2,460	1,013
06/30/99	Newark/Cedar Blvd	-	729	971	1,641	910	2,431	3,341	1,297
06/30/99	Falls Church/Columbia	-	901	975	1,570	1,126	2,320	3,446	1,154
06/30/99	Fairfax / Lee Highway	-	586	1,078	1,667	732	2,599	3,331	1,313
06/30/99	Wheat Ridge / W. 44th	-	480	789	1,254	599	1,924	2,523	1,006
06/30/99	Huntington Bch/Gotham	-	952	890	1,607	1,189	2,260	3,449	1,134
06/30/99	Fort Worth/McCart	-	372	942	994	464	1,844	2,308	734

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/99	San Diego/Clairemont	-	1,601	2,035	2,667	1,999	4,304	6,303	2,202
06/30/99	Houston/Millridge N.	-	1,160	1,983	4,458	1,449	6,152	7,601	3,235
06/30/99	Woodbridge/Jefferson	-	840	1,689	1,875	1,048	3,356	4,404	1,200
06/30/99	Mountainside	-	1,260	1,237	4,483	1,595	5,385	6,980	2,230
06/30/99	Woodbridge / Davis	-	1,796	1,623	2,798	2,243	3,974	6,217	2,190
06/30/99	Huntington Beach	-	1,026	1,437	1,712	1,282	2,893	4,175	1,490
06/30/99	Edison / Old Post Rd	-	498	1,267	1,680	621	2,824	3,445	1,528
06/30/99	Northridge/Parthenia	-	1,848	1,486	2,196	2,308	3,222	5,530	1,707
06/30/99	Brick Township/Brick	-	590	1,431	1,784	736	3,069	3,805	1,623
06/30/99	Stone Mountain/Rock	-	1,233	288	1,472	1,540	1,453	2,993	764
06/30/99	Hyattsville	-	768	2,186	2,411	959	4,406	5,365	2,433
06/30/99	Union City / Alvarado	-	992	1,776	2,021	1,239	3,550	4,789	1,939
06/30/99	Oak Park / Greenfield	-	621	1,735	1,901	774	3,483	4,257	1,939
06/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	3,103	2,180	5,052	7,232	2,481
07/01/99	Pantego/W. Pioneer Pkwy	-	432	1,228	282	432	1,510	1,942	793
07/01/99	Nashville/Lafayette St	-	486	1,135	942	486	2,077	2,563	1,504
07/01/99	Nashville/Metroplex Dr	-	380	886	420	379	1,307	1,686	879
07/01/99	Madison / Myatt Dr	-	441	1,028	261	441	1,289	1,730	797
07/01/99	Hixson / Highway 153	-	488	1,138	496	487	1,635	2,122	1,115
07/01/99	Hixson / Gadd Rd	-	207	484	619	207	1,103	1,310	849
07/01/99	Red Bank / Harding Rd	-	452	1,056	418	452	1,474	1,926	1,006
07/01/99	Nashville/Welshwood Dr	-	934	2,179	506	934	2,685	3,619	1,704
07/01/99	Madison/Williams Ave	-	1,318	3,076	1,185	1,318	4,261	5,579	2,909
07/01/99	Nashville/Mcnally Dr	-	884	2,062	948	884	3,010	3,894	2,090
07/01/99	Hermitage/Central Ct	-	646	1,508	335	646	1,843	2,489	1,159
07/01/99	Antioch/Cane Ridge Rd	-	353	823	583	352	1,407	1,759	929
09/01/99	Charlotte / Ashley Road	-	664	1,551	305	651	1,869	2,520	1,182
09/01/99	Raleigh / Capital Blvd	-	927	2,166	1,259	908	3,444	4,352	1,619
09/01/99	Charlotte / South Blvd.	-	734	1,715	178	719	1,908	2,627	1,200
09/01/99	Greensboro/W.Market St.	-	603	1,409	160	591	1,581	2,172	954

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/08/99	Belmont / O'neill Ave	-	869	4,659	244	878	4,894	5,772	2,962
10/11/99	Matthews	-	937	3,165	2,002	1,500	4,604	6,104	2,339
11/15/99	Poplar, Memphis	-	1,631	3,093	2,595	2,377	4,942	7,319	2,446
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	522	1,878	4,850	6,728	2,961
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	176	1,196	3,849	5,045	2,264
12/30/99	Santa Anna	-	2,657	3,293	3,681	3,704	5,927	9,631	2,820
01/21/00	Hanover Park	-	262	3,104	110	256	3,220	3,476	1,806
01/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	1,573	1,301	4,180	5,481	2,178
01/31/00	Rowland Heights/Walnut	-	681	1,589	200	687	1,783	2,470	1,036
02/08/00	Lewisville / Justin Rd	-	529	2,919	4,370	1,679	6,139	7,818	2,789
02/28/00	Plano / Avenue K	-	2,064	10,407	1,979	1,220	13,230	14,450	9,169
04/01/00	Hyattsville/Edmonson	-	1,036	2,657	198	1,036	2,855	3,891	1,622
04/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	2,093	1,311	5,924	7,235	3,052
05/02/00	Mill Valley	-	1,412	3,294	(259)	1,283	3,164	4,447	1,856
05/02/00	Culver City	-	2,439	5,689	6,425	2,221	12,332	14,553	6,415
05/26/00	Phoenix/N. 35th Ave	-	868	2,967	132	867	3,100	3,967	780
06/05/00	Mount Sinai / Route 25a	-	950	3,338	2,297	1,599	4,986	6,585	2,453
06/15/00	Pinellas Park	-	526	2,247	1,457	887	3,343	4,230	1,579
06/30/00	San Antonio/Broadway St	-	1,131	4,558	1,437	1,130	5,996	7,126	3,215
07/13/00	Lincolnwood	-	1,598	3,727	406	1,613	4,118	5,731	2,500
07/17/00	La Palco/New Orleans	-	1,023	3,204	2,077	1,609	4,695	6,304	2,239
07/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	364	1,761	4,878	6,639	2,767

08/01/00	Pineville	-	2,197	3,417	2,669	2,965	5,318	8,283	2,611
08/23/00	Morris Plains	-	1,501	4,300	4,356	2,719	7,438	10,157	3,364
08/31/00	Florissant/New Halls Fry	-	800	4,225	208	807	4,426	5,233	2,504
08/31/00	Orange, CA	-	661	1,542	6,144	667	7,680	8,347	3,091
09/01/00	Bayshore, NY	-	1,277	2,980	1,951	1,533	4,675	6,208	2,640
09/01/00	Los Angeles, CA	-	590	1,376	642	708	1,900	2,608	1,191
09/13/00	Merrillville	-	343	2,474	1,691	832	3,676	4,508	1,753
09/15/00	Gardena / W. El Segundo	-	1,532	3,424	247	1,532	3,671	5,203	1,868

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/15/00	Chicago / Ashland Avenue	-	850	4,880	2,251	849	7,132	7,981	3,955
09/15/00	Oakland / Macarthur	-	678	2,751	381	678	3,132	3,810	1,656
09/15/00	Alexandria / Pickett Ii	-	2,743	6,198	515	2,743	6,713	9,456	3,418
09/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	295	1,062	2,871	3,933	1,459
09/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	353	1,079	3,266	4,345	1,661
09/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	518	2,423	5,464	7,887	2,795
09/15/00	Evanston / Greenbay	-	846	4,436	485	846	4,921	5,767	2,539
09/15/00	Los Angeles / Coliseum	-	3,109	4,013	377	3,108	4,391	7,499	2,189
09/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,303	2,899	6,760	9,659	3,506
09/15/00	Northport / Fort Salonga Road	-	2,999	5,698	1,022	2,998	6,721	9,719	3,548
09/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,488	3,491	7,515	11,006	4,084
09/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	476	937	4,675	5,612	2,365
09/15/00	Tampa/Gunn Hwy	-	1,843	4,300	295	1,843	4,595	6,438	2,504
09/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,247	2,239	12,659	14,898	7,652
09/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,550	628	4,932	5,560	2,636
09/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,829	1,711	6,983	8,694	3,646
11/15/00	Largo/Missouri	-	1,092	4,270	2,604	1,838	6,128	7,966	2,956
11/21/00	St. Louis/Wilson	-	1,608	3,913	2,090	1,627	5,984	7,611	3,078
12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,496)	1,500	4,585	6,085	1,970
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	195	1,618	4,125	5,743	2,125
12/21/00	Houston/Main St	-	1,681	3,924	402	1,684	4,323	6,007	2,239
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	277	2,038	5,024	7,062	2,580
12/29/00	Chicago	-	1,946	6,002	162	1,949	6,161	8,110	3,267
12/29/00	Gardena	-	1,737	5,456	5,015	1,737	10,471	12,208	2,629
12/30/00	Raleigh/Glenwood	-	1,545	3,628	183	1,560	3,796	5,356	2,096
12/30/00	Frazier	-	800	3,324	99	800	3,423	4,223	1,705
01/05/01	Troy/E. Big Beaver Rd	-	2,195	4,221	2,154	2,820	5,750	8,570	2,671
01/11/01	Ft Lauderdale	-	954	3,972	2,749	1,746	5,929	7,675	2,744
01/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,718	2,200	9,133	11,333	4,034
01/18/01	Tuscon/E. Speedway	-	735	2,895	1,312	1,095	3,847	4,942	1,895

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/25/01	Lombard/Finley	-	851	3,806	2,637	1,564	5,730	7,294	2,719
03/15/01	Los Angeles/West Pico	-	8,579	8,630	2,361	8,294	11,276	19,570	5,746
04/01/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,217	1,331	13,571	14,902	6,659
04/07/01	Farmingdale/Rte 110	-	2,364	5,807	2,148	1,779	8,540	10,319	3,888
04/17/01	Philadelphia/Aramingo	-	968	4,539	147	968	4,686	5,654	2,411
04/18/01	Largo/Walsingham Road	-	1,000	3,545	(183)	800	3,562	4,362	1,853
06/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,896	2,359	6,526	8,885	3,036
06/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,161	1,065	7,552	8,617	3,520
06/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	107	954	3,891	4,845	1,984
06/26/01	Middletown	-	1,535	4,258	2,803	2,295	6,301	8,596	2,805
07/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,718	2,730	8,694	11,424	3,986
08/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	143	1,051	2,595	3,646	1,329
09/30/01	Syosset	-	2,461	5,312	2,201	3,089	6,885	9,974	3,105
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,896	8,333	14,277	22,610	6,083
12/27/01	Howell/Hgwy 9	-	941	4,070	1,623	1,365	5,269	6,634	2,448
12/29/01	Catonsville/Kent	-	1,378	5,289	2,744	1,377	8,034	9,411	3,691
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	103	1,250	5,057	6,307	2,450
12/29/01	Sacremento/Roseville	-	876	5,344	2,027	526	7,721	8,247	3,679
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	5,322	7,600	13,921	21,521	5,412
01/01/02	Concord	-	650	1,332	129	649	1,462	2,111	528
01/01/02	Tustin	-	962	1,465	346	962	1,811	2,773	784
01/01/02	Pasadena/Sierra Madre	-	706	872	104	706	976	1,682	365
01/01/02	Azusa	-	933	1,659	7,708	932	9,368	10,300	2,611
01/01/02	Redlands	-	423	1,202	246	422	1,449	1,871	587
01/01/02	Airport I	-	346	861	398	346	1,259	1,605	603
01/01/02	Miami / Marlin Road	-	562	1,345	253	562	1,598	2,160	688
01/01/02	Riverside	-	95	1,106	67	94	1,174	1,268	448
01/01/02	Oakland / San Leandro	-	330	1,116	168	330	1,284	1,614	513
01/01/02	Richmond / Jacuzzi	-	419	1,224	88	419	1,312	1,731	493
01/01/02	Santa Clara / Laurel	-	1,178	1,789	156	1,179	1,944	3,123	887

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/02	Pembroke Park	-	475	1,259	251	475	1,510	1,985	654
01/01/02	Ft. Lauderdale / Sun	-	452	1,254	265	452	1,519	1,971	608
01/01/02	San Carlos / Shorewa	-	737	1,360	164	737	1,524	2,261	557
01/01/02	Ft. Lauderdale / Sun	-	532	1,444	322	533	1,765	2,298	739
01/01/02	Sacramento / Howe	-	361	1,181	70	361	1,251	1,612	455
01/01/02	Sacramento / Capitol	-	186	1,284	364	186	1,648	1,834	802
01/01/02	Miami / Airport	-	517	915	343	517	1,258	1,775	613
01/01/02	Marietta / Cobb Park	-	419	1,571	450	420	2,020	2,440	970
01/01/02	Sacramento / Florin	-	624	1,710	1,192	623	2,903	3,526	1,652
01/01/02	Belmont / Dairy Lane	-	915	1,252	167	914	1,420	2,334	607
01/01/02	So. San Francisco	-	1,018	2,464	359	1,018	2,823	3,841	1,192
01/01/02	Palmdale / P Street	-	218	1,287	167	218	1,454	1,672	590
01/01/02	Tucker / Montreal Rd	-	760	1,485	266	758	1,753	2,511	737
01/01/02	Pasadena / S Fair Oaks	-	1,313	1,905	655	1,312	2,561	3,873	1,056
01/01/02	Carmichael/Fair Oaks	-	584	1,431	140	584	1,571	2,155	625
01/01/02	Carson / Carson St	-	507	877	194	506	1,072	1,578	468
01/01/02	San Jose / Felipe Ave	-	517	1,482	162	516	1,645	2,161	693
01/01/02	Miami / 27th Ave	-	272	1,572	404	271	1,977	2,248	845
01/01/02	San Jose / Capitol	-	400	1,183	271	401	1,453	1,854	539
01/01/02	Tucker / Mountain	-	519	1,385	280	520	1,664	2,184	672
01/03/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	294	687	1,896	2,583	1,008
01/07/02	Bothell/ N. Bothell Way	-	1,063	4,995	198	1,062	5,194	6,256	2,511
01/15/02	Houston / N.Loop	-	2,045	6,178	2,153	2,045	8,331	10,376	3,716
01/16/02	Orlando / S. Kirkman	-	889	3,180	175	889	3,355	4,244	1,873
01/16/02	Austin / Us Hwy 183	-	608	3,856	172	608	4,028	4,636	2,240
01/16/02	Rochelle Park / 168	-	744	4,430	302	744	4,732	5,476	2,513
01/16/02	Honolulu / Waialae	-	10,631	10,783	433	10,629	11,218	21,847	5,976
01/16/02	Sunny Isles Bch	-	931	2,845	289	931	3,134	4,065	1,813
01/16/02	San Ramon / San Ramo	-	1,522	3,510	113	1,521	3,624	5,145	1,941
01/16/02	Austin / W. 6th St	-	2,399	4,493	522	2,399	5,015	7,414	2,804

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Schaumburg / W. Wise	-	1,158	2,598	100	1,157	2,699	3,856	1,478
01/16/02	Laguna Hills / Moulton	-	2,319	5,200	307	2,318	5,508	7,826	2,941
01/16/02	Annapolis / West St	-	955	3,669	114	955	3,783	4,738	2,043
01/16/02	Birmingham / Commons	-	1,125	3,938	277	1,125	4,215	5,340	2,309
01/16/02	Crestwood / Watson Rd	-	1,232	3,093	60	1,176	3,209	4,385	1,717
01/16/02	Northglenn /Huron St	-	688	2,075	139	688	2,214	2,902	1,226
01/16/02	Skokie / Skokie Blvd	-	716	5,285	167	716	5,452	6,168	2,856
01/16/02	Garden City / Stewart	-	1,489	4,039	381	1,489	4,420	5,909	2,440
01/16/02	Millersville / Veterans	-	1,036	4,229	267	1,035	4,497	5,532	2,445
01/16/02	W. Babylon / Sunrise	-	1,609	3,959	229	1,608	4,189	5,797	2,231
01/16/02	Memphis / Summer Ave	-	1,103	2,772	177	1,103	2,949	4,052	1,588
01/16/02	Santa Clara/Lafayette	-	1,393	4,626	48	1,393	4,674	6,067	2,349
01/16/02	Naperville / Washington	-	2,712	2,225	545	2,712	2,770	5,482	1,491
01/16/02	Phoenix/W Union Hills	-	1,071	2,934	144	1,065	3,084	4,149	1,664
01/16/02	Woodlawn / Whitehead	-	2,682	3,355	130	2,682	3,485	6,167	1,871
01/16/02	Issaquah / Pickering	-	1,138	3,704	68	1,137	3,773	4,910	2,005
01/16/02	West La /W Olympic	-	6,532	5,975	248	6,531	6,224	12,755	3,205
01/16/02	Pasadena / E. Colorado	-	1,125	5,160	182	1,124	5,343	6,467	2,723
01/16/02	Memphis / Covington	-	620	3,076	253	620	3,329	3,949	1,788
01/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	179	1,622	2,071	3,693	1,164
01/16/02	Longwood / State Rd	-	2,123	3,083	294	2,123	3,377	5,500	1,945
01/16/02	Casselberry / State	-	1,628	3,308	133	1,628	3,441	5,069	1,823
01/16/02	Honolulu/Kahala	-	3,722	8,525	282	3,721	8,808	12,529	4,469
01/16/02	Waukegan / Greenbay	-	933	3,826	109	933	3,935	4,868	2,036
01/16/02	Southfield / Telegraph	-	2,869	5,507	246	2,869	5,753	8,622	2,995
01/16/02	San Mateo / S. Delaware	-	1,921	4,602	188	1,921	4,790	6,711	2,432
01/16/02	Scottsdale/N.Hayden	-	2,111	3,564	99	2,117	3,657	5,774	1,883
01/16/02	Gilbert/W Park Ave	-	497	3,534	62	497	3,596	4,093	1,855
01/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(247)	2,148	4,404	6,552	2,315
01/16/02	Indianapolis / W.86th	-	812	2,421	410	812	2,831	3,643	1,516

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Indianapolis / Madison	-	716	2,655	595	716	3,250	3,966	1,522
01/16/02	Indianapolis / Rockville	-	704	2,704	973	704	3,677	4,381	1,662
01/16/02	Santa Cruz / River	-	2,148	6,584	170	2,147	6,755	8,902	3,309
01/16/02	Novato / Rush Landing	-	1,858	2,574	105	1,858	2,679	4,537	1,396
01/16/02	Martinez / Arnold Dr	-	847	5,422	69	847	5,491	6,338	2,654
01/16/02	Charlotte/Cambridge	-	836	3,908	67	836	3,975	4,811	2,057
01/16/02	Rancho Cucamonga	-	579	3,222	3,702	1,130	6,373	7,503	2,721
01/16/02	Renton / Kent	-	768	4,078	112	768	4,190	4,958	2,179
01/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	119	2,413	5,038	7,451	2,527
02/02/02	Nashua / Southwood Dr	-	2,493	4,326	318	2,493	4,644	7,137	2,256
02/15/02	Houston/Fm 1960 East	-	859	2,004	195	859	2,199	3,058	1,088
03/07/02	Baltimore / Russell Street	-	1,763	5,821	275	1,763	6,096	7,859	2,910
03/11/02	Weymouth / Main St	-	1,440	4,433	265	1,439	4,699	6,138	2,266
03/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	3,855	2,358	6,862	9,220	2,994
04/17/02	La Mirada/Alondra	-	1,749	5,044	2,847	2,575	7,065	9,640	3,098
05/01/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,520	631	8,858	9,489	4,027
05/02/02	Parkville/E.Joppa	-	898	4,306	185	898	4,491	5,389	2,103
06/17/02	Waltham / Lexington St	-	3,183	5,733	368	3,203	6,081	9,284	2,832
06/30/02	Nashville / Charlotte	-	876	2,004	192	876	2,196	3,072	1,085
07/02/02	Mt Juliet / Lebonan Rd	-	516	1,203	258	516	1,461	1,977	772
07/14/02	Yorktown / George Washington	-	707	1,684	171	707	1,855	2,562	933
07/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	203	2,113	3,759	5,872	1,752
08/01/02	Bricktown/Route 70	-	1,292	3,690	227	1,292	3,917	5,209	1,809
08/01/02	Danvers / Newbury St.	-	1,311	4,140	710	1,326	4,835	6,161	2,204
08/15/02	Montclair / Holt Blvd.	-	889	2,074	719	889	2,793	3,682	1,476
08/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	439	3,692	7,430	11,122	3,427
09/13/02	Lacey / Martin Way	-	1,379	3,217	146	1,379	3,363	4,742	1,399
09/13/02	Lakewood / Bridgeport	-	1,286	3,000	164	1,286	3,164	4,450	1,326
09/13/02	Kent / Pacific Highway	-	1,839	4,291	271	1,839	4,562	6,401	1,933
11/04/02	Scotch Plains /Route 22	-	2,124	5,072	143	2,126	5,213	7,339	2,428

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,667	2,508	6,675	9,183	2,843
02/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	24	2,253	4,242	6,495	1,869
02/13/03	Malden / Eastern Ave	-	3,212	2,739	168	3,212	2,907	6,119	1,305
02/24/03	Miami / SW 137th Ave	-	1,600	4,684	(181)	1,600	4,503	6,103	1,983
03/03/03	Chantilly / Dulles South Court	-	2,190	4,314	132	2,101	4,535	6,636	1,953
03/06/03	Medford / Mystic Ave	-	3,886	4,982	47	3,885	5,030	8,915	2,187
05/27/03	Castro Valley / Grove Way	-	2,247	5,881	1,022	2,307	6,843	9,150	3,003
08/02/03	Sacramento / E.Stockton Blvd	-	554	4,175	119	554	4,294	4,848	1,862
08/13/03	Timonium / W. Padonia Road	-	1,932	3,681	65	1,932	3,746	5,678	1,588
08/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,400	1,698	6,286	7,984	2,347
09/09/03	Westwood / East St	-	3,267	5,013	409	3,288	5,401	8,689	2,322
10/21/03	San Diego / Miramar Road	-	2,244	6,653	700	2,243	7,354	9,597	3,058
11/03/03	El Sobrante/San Pablo	-	1,255	4,990	1,397	1,257	6,385	7,642	3,027
11/06/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	688	4,430	5,525	9,955	2,292
12/23/03	Boston / Southampton Street	-	5,334	7,511	867	5,345	8,367	13,712	3,408
01/09/04	Farmingville / Horseblock Road	-	1,919	4,420	16	1,918	4,437	6,355	1,807
02/27/04	Salem / Goodhue St.	-	1,544	6,160	121	1,544	6,281	7,825	2,523
03/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(186)	6,085	7,369	13,454	2,910
06/30/04	Marlton / Route 73	-	1,103	5,195	(13)	1,103	5,182	6,285	2,243
07/01/04	Long Island City/Northern Blvd.	-	4,876	7,610	(69)	4,876	7,541	12,417	2,973
07/09/04	West Valley Cty/Redwood	-	876	2,067	691	883	2,751	3,634	1,351
07/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	234	1,692	4,145	5,837	1,605
07/15/04	Harwood/Ronald	-	1,619	3,778	273	1,619	4,051	5,670	1,666
09/24/04	E. Hanover/State Rt	-	3,895	4,943	249	3,895	5,192	9,087	1,944
10/14/04	Apple Valley/148th St	208	591	1,375	252	592	1,626	2,218	717
10/14/04	Blaine / Hwy 65 NE	326	789	1,833	859	713	2,768	3,481	1,079
10/14/04	Brooklyn Park / Lakeland Ave	-	1,411	3,278	315	1,413	3,591	5,004	1,486
10/14/04	Brooklyn Park / Xylon Ave	387	1,120	2,601	403	1,121	3,003	4,124	1,346
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	208	615	1,431	172	616	1,602	2,218	673
10/14/04	Maple Grove / Zachary Lane	426	1,337	3,105	108	1,338	3,212	4,550	1,225

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/14/04	Minneapolis / Hiawatha Ave	490	1,480	3,437	308	1,481	3,744	5,225	1,512
10/14/04	New Hope / 36th Ave	504	1,332	3,094	953	1,333	4,046	5,379	1,834
10/14/04	Rosemount / Chippendale Ave	284	864	2,008	154	865	2,161	3,026	863
10/14/04	St Cloud/Franklin	191	575	1,338	121	576	1,458	2,034	581
10/14/04	Savage / W 128th St	494	1,522	3,535	209	1,523	3,743	5,266	1,470
10/14/04	Spring Lake Park/Hwy 65 NE	530	1,534	3,562	559	1,535	4,120	5,655	1,804
10/14/04	St Paul / Eaton St	-	1,161	2,698	208	1,163	2,904	4,067	1,167
10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	427	1,206	3,244	4,450	1,371
10/14/04	West St Paul / Marie Ave	-	1,447	3,361	1,453	1,449	4,812	6,261	2,386
10/14/04	Stillwater / Memorial Ave	541	1,669	3,876	226	1,671	4,100	5,771	1,590
10/14/04	St Paul-VadnaisHts/Birch Lake Rd	324	928	2,157	374	929	2,530	3,459	1,106
10/14/04	Woodbury / Hudson Road	-	1,863	4,327	390	1,865	4,715	6,580	1,876
10/14/04	Brown Deer / N Green Bay Rd	348	1,059	2,461	194	1,060	2,654	3,714	1,068
10/14/04	Germantown / Spaten Court	198	607	1,411	94	608	1,504	2,112	591
10/14/04	Milwaukee/ N 77th St	416	1,241	2,882	318	1,242	3,199	4,441	1,299
10/14/04	Milwaukee/ S 13th St	486	1,484	3,446	254	1,485	3,699	5,184	1,468
10/14/04	Oak Creek / S 27th St	252	751	1,746	193	752	1,938	2,690	792
10/14/04	Waukesha / Arcadian Ave	550	1,665	3,868	332	1,667	4,198	5,865	1,719
10/14/04	West Allis / W Lincoln Ave	460	1,390	3,227	291	1,391	3,517	4,908	1,414
10/14/04	Garland / O'Banion Rd	-	606	1,414	166	608	1,578	2,186	677
10/14/04	Grand Prairie/ Hwy360	-	942	2,198	176	944	2,372	3,316	957
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	606	1,525	4,161	5,686	1,738
10/14/04	Lancaster/ W Pleasant	-	993	2,317	164	995	2,479	3,474	993
10/14/04	Mesquite / Oates Dr	-	937	2,186	173	939	2,357	3,296	953
10/14/04	Dallas / E NW Hwy	-	942	2,198	183	944	2,379	3,323	954
11/24/04	Pompano Beach/E. Sample	-	1,608	3,754	279	1,621	4,020	5,641	1,549
11/24/04	Davie / SW 41st St.	-	2,467	5,758	272	2,466	6,031	8,497	2,345
11/24/04	North Bay Village/Kennedy	-	3,275	7,644	301	3,274	7,946	11,220	3,048
11/24/04	Miami / Biscayne Blvd	-	3,538	8,258	250	3,537	8,509	12,046	3,286
11/24/04	Miami Gardens/NW 57th St	-	2,706	6,316	218	2,706	6,534	9,240	2,509

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/24/04	Tamarac/ N University Dr	-	2,580	6,022	263	2,580	6,285	8,865	2,390
11/24/04	Miami / SW 31st Ave	-	11,574	27,009	392	11,571	27,404	38,975	10,194
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	498	2,224	5,690	7,914	2,428
11/24/04	Miami / SW 42nd St	-	2,955	6,897	594	2,958	7,488	10,446	3,148
11/24/04	Miami / SW 40th St	-	2,933	6,844	639	2,932	7,484	10,416	3,170
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,216	2,861	9,892	12,753	3,460
01/19/05	Cheektowaga / William St	-	965	2,262	82	964	2,345	3,309	1,003
01/19/05	Amherst / Millersport Hwy	-	1,431	3,350	97	1,431	3,447	4,878	1,476
01/19/05	Lancaster / Walden Ave	-	528	1,244	145	528	1,389	1,917	618
01/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	92	1,205	2,915	4,120	1,237
01/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	74	1,130	2,723	3,853	1,164
01/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	251	1,850	4,581	6,431	1,974
02/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	20	887	3,885	4,772	1,393
04/26/05	Hoboken / 8th St	-	3,963	9,290	545	3,962	9,836	13,798	4,215
05/03/05	Bayville / 939 Route 9	-	1,928	4,519	127	1,928	4,646	6,574	1,938
05/03/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	208	3,521	8,448	11,969	3,492
05/03/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	117	1,554	3,765	5,319	1,557
05/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	205	2,263	4,745	7,008	1,681
05/19/05	Libertyville / Kelley Crt	-	2,042	4,783	141	2,042	4,924	6,966	2,037
05/19/05	Joliet / Essington	-	1,434	3,367	166	1,434	3,533	4,967	1,487
06/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	98	1,864	4,461	6,325	1,816
06/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	220	1,293	3,253	4,546	1,324
07/07/05	Lithonia / Minola Dr	-	1,273	2,985	160	1,272	3,146	4,418	1,301
07/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	856	1,264	3,832	5,096	1,512
07/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	1,111	2,913	7,941	10,854	3,142
08/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	275	1,914	4,772	6,686	1,963
09/08/05	Brandon / Providence Rd	-	2,592	6,067	233	2,592	6,300	8,892	2,497
09/15/05	Woodstock / Hwy 92	-	1,251	2,935	120	1,250	3,056	4,306	1,223
09/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(122)	1,153	3,486	4,639	1,373
10/05/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	232	2,552	6,213	8,765	2,478

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/05/05	Bronx / Brush Ave	-	4,517	10,581	237	4,516	10,819	15,335	4,243
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	26	213	3,487	3,700	1,090
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	296	3,364	8,171	11,535	3,197
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	304	3,034	7,397	10,431	2,917
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	273	3,598	8,704	12,302	3,421
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	158	3,601	8,607	12,208	3,353
10/21/05	Norristown / W.Main St	-	1,465	4,818	349	1,465	5,167	6,632	1,700
11/02/05	Miller Place / Route 25A	-	2,757	6,459	249	2,757	6,708	9,465	4,734
11/18/05	Miami / Biscayne Blvd	-	7,434	17,268	452	7,433	17,721	25,154	6,804
12/01/05	Manchester / Taylor St	-	1,305	3,029	191	1,305	3,220	4,525	1,334
12/07/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	141	1,986	4,776	6,762	1,858
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	430	1,184	4,995	6,179	1,665
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	116	4,719	11,128	15,847	4,274
12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	107	3,409	5,601	9,010	2,017
01/01/06	Costa Mesa / Placentia-A	-	275	754	239	275	993	1,268	318
01/01/06	Van Nuys / Sepulveda-A	-	497	886	138	497	1,024	1,521	343
01/01/06	Pico Rivera / Beverly	-	303	865	62	303	927	1,230	247
01/01/06	San Dimas	-	222	1,505	285	222	1,790	2,012	611
01/01/06	Long Beach / Cherry Ave	-	801	1,723	2,981	801	4,704	5,505	629
01/01/06	E.LA / Valley Blvd	-	670	1,845	400	685	2,230	2,915	831
01/01/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	227	1,240	2,058	3,298	1,470
01/01/06	N. Pasadena / Lincoln Ave	-	357	535	65	357	600	957	181
01/01/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	71	146	844	990	258
01/01/06	Fremont / Enterprise	-	122	727	223	122	950	1,072	344
01/01/06	Milpitas/Montague I &Watson Ct	-	212	607	176	212	783	995	229
01/01/06	Wilmington	-	890	1,345	202	890	1,547	2,437	447
01/01/06	Sun Valley / Glenoaks	-	359	616	91	359	707	1,066	192
01/01/06	Corona	-	169	722	131	169	853	1,022	192
01/01/06	Norco	-	106	410	77	106	487	593	109
01/01/06	N. Hollywood / Vanowen	-	343	567	82	343	649	992	199

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/05/06	Norfolk/Widgeon Rd.	-	1,328	3,125	189	1,328	3,314	4,642	1,259
01/11/06	Goleta/Hollister&Stork	-	2,873	6,788	211	2,873	6,999	9,872	2,685
02/15/06	RockvilleCtr/Sunrs	-	1,813	4,264	1,548	1,813	5,812	7,625	2,266
03/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	159	1,953	4,728	6,681	1,802
03/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	161	3,008	7,179	10,187	2,678
03/30/06	Miami/SW 24th Ave.	-	4,272	9,969	237	4,272	10,206	14,478	3,753
03/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	5,402	3,794	11,227	15,021	2,336
05/01/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	231	1,572	3,903	5,475	1,471
05/01/06	Jupiter/5100 Military Trail	-	4,397	10,266	238	4,397	10,504	14,901	3,834
05/01/06	Neptune/Neptune Blvd.	-	3,240	7,564	193	3,240	7,757	10,997	2,860
05/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	108	2,483	5,907	8,390	2,144
05/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	572	9,329	20,972	30,301	6,479
06/06/06	Tampa/30th St	-	2,283	5,337	202	2,283	5,539	7,822	2,023
06/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	163	1,786	4,336	6,122	1,585
07/01/06	Brooklyn/Knapp St	-	6,701	5,088	61	6,701	5,149	11,850	1,556
08/22/06	Scottsdale North	-	5,037	14,000	373	5,036	14,374	19,410	4,510
08/22/06	Dobson Ranch	-	1,896	5,065	183	1,896	5,248	7,144	1,659
08/22/06	Scottsdale Air Park	-	1,560	7,060	80	1,560	7,140	8,700	2,180
08/22/06	Shea	-	2,271	6,402	80	2,270	6,483	8,753	1,990
08/22/06	Collonade Mall	-	-	3,569	90	-	3,659	3,659	1,140
08/22/06	Union Hills	-	2,618	5,357	111	2,617	5,469	8,086	1,698
08/22/06	Speedway	-	1,921	6,105	233	1,920	6,339	8,259	2,035
08/22/06	Mill Avenue	-	621	2,447	141	621	2,588	3,209	851
08/22/06	Cooper Road	-	2,378	3,970	128	2,377	4,099	6,476	1,298
08/22/06	Desert Sky	-	1,603	4,667	172	1,603	4,839	6,442	1,525
08/22/06	Tanque Verde Road	-	1,636	3,714	89	1,636	3,803	5,439	1,177
08/22/06	Oro Valley	-	1,729	6,158	95	1,728	6,254	7,982	1,929
08/22/06	Sunnyvale	-	5,647	16,555	314	5,646	16,870	22,516	5,203
08/22/06	El Cerito	-	2,002	8,710	217	2,001	8,928	10,929	2,767
08/22/06	Westwood	-	7,826	13,848	703	7,824	14,553	22,377	4,659

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	El Cajon	-	7,490	13,341	1,900	7,488	15,243	22,731	5,046
08/22/06	Santa Ana	-	12,432	10,961	837	12,429	11,801	24,230	4,041
08/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	241	3,688	14,797	18,485	4,555
08/22/06	Solana Beach	-	-	11,163	393	-	11,556	11,556	3,655
08/22/06	Huntington Beach	-	3,914	11,064	285	3,913	11,350	15,263	3,501
08/22/06	Ontario	-	2,904	5,762	362	2,904	6,124	9,028	1,965
08/22/06	Orange	-	2,421	9,184	293	2,421	9,477	11,898	2,951
08/22/06	Daly City	-	4,034	13,280	1,052	4,033	14,333	18,366	4,604
08/22/06	Castro Valley	-	3,682	5,986	253	3,681	6,240	9,921	1,919
08/22/06	Newark	-	3,550	6,512	121	3,550	6,633	10,183	2,030
08/22/06	Sacramento	-	1,864	4,399	108	1,864	4,507	6,371	1,408
08/22/06	San Leandro	-	2,979	4,776	126	2,979	4,902	7,881	1,528
08/22/06	San Lorenzo	-	1,842	4,387	152	1,841	4,540	6,381	1,445
08/22/06	Tracy	-	959	3,791	150	959	3,941	4,900	1,244
08/22/06	Aliso Viejo	-	6,640	11,486	181	6,639	11,668	18,307	3,574
08/22/06	Alicia Parkway	-	5,669	12,680	576	5,668	13,257	18,925	4,294
08/22/06	Capitol Expressway	-	-	3,970	98	-	4,068	4,068	1,267
08/22/06	Vista Park	-	-	-	158	-	158	158	107
08/22/06	Oakley	-	2,419	5,452	232	2,418	5,685	8,103	1,845
08/22/06	Livermore	-	2,972	6,816	141	2,971	6,958	9,929	2,134
08/22/06	Sand City	-	2,563	8,291	95	2,563	8,386	10,949	2,561
08/22/06	Tracy II	-	1,762	4,487	138	1,762	4,625	6,387	1,450
08/22/06	SF-Evans	-	3,966	7,487	513	3,965	8,001	11,966	2,692
08/22/06	Natomas	-	1,302	5,063	122	1,302	5,185	6,487	1,625
08/22/06	Golden / 6th & Simms	-	853	2,817	247	853	3,064	3,917	998
08/22/06	Littleton / Hampden - South	-	1,040	2,261	54	1,040	2,315	3,355	725
08/22/06	Margate	-	3,482	5,742	297	3,482	6,039	9,521	1,938
08/22/06	Delray Beach	-	3,546	7,076	190	3,546	7,266	10,812	2,271
08/22/06	Lauderhill	-	2,807	6,668	166	2,807	6,834	9,641	2,140
08/22/06	Roswell	-	908	3,308	256	908	3,564	4,472	1,177

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Morgan Falls	-	3,229	7,844	229	3,228	8,074	11,302	2,480
08/22/06	Norcross	-	724	2,197	189	724	2,386	3,110	800
08/22/06	Stone Mountain	-	500	2,055	183	500	2,238	2,738	749
08/22/06	Tucker	-	731	2,664	247	731	2,911	3,642	970
08/22/06	Forest Park	-	502	1,731	229	502	1,960	2,462	667
08/22/06	Clairmont Road	-	804	2,345	153	804	2,498	3,302	804
08/22/06	Gwinnett Place	-	1,728	3,982	158	1,728	4,140	5,868	1,285
08/22/06	Perimeter Center	-	3,414	8,283	258	3,413	8,542	11,955	2,629
08/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	296	2,442	6,979	9,421	2,162
08/22/06	Satellite Blvd	-	1,940	3,907	199	1,940	4,106	6,046	1,312
08/22/06	Hillside	-	1,949	3,611	213	1,949	3,824	5,773	1,247
08/22/06	Orland Park	-	2,977	5,443	221	2,976	5,665	8,641	1,807
08/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	148	1,342	2,281	3,623	749
08/22/06	Wheaton	-	1,531	5,584	241	1,531	5,825	7,356	1,818
08/22/06	Lincolnwood / Touhy	-	700	3,307	100	700	3,407	4,107	1,067
08/22/06	Niles	-	826	1,473	181	826	1,654	2,480	555
08/22/06	Berwyn	-	728	5,310	282	728	5,592	6,320	1,785
08/22/06	Chicago Hts / N Western	-	1,367	3,359	138	1,367	3,497	4,864	1,125
08/22/06	River West	-	296	2,443	224	296	2,667	2,963	899
08/22/06	Fullerton	-	1,369	6,500	410	1,369	6,910	8,279	2,297
08/22/06	Glenview West	-	1,283	2,621	264	1,282	2,886	4,168	931
08/22/06	Glendale / Keystone Ave.	-	1,733	3,958	223	1,733	4,181	5,914	1,336
08/22/06	College Park / W. 86th St.	-	1,381	2,669	56	1,381	2,725	4,106	859
08/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	260	2,580	5,285	7,865	1,660
08/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	144	1,263	4,368	5,631	1,372
08/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	367	2,105	3,997	6,102	1,360
08/22/06	Castleton / Corporate Dr.	-	914	2,465	140	914	2,605	3,519	865
08/22/06	Geist / Fitness Lane	-	2,133	3,718	93	2,133	3,811	5,944	1,205
08/22/06	Indianapolis / E. 6nd St.	-	444	2,141	81	444	2,222	2,666	709
08/22/06	Suitland	-	2,337	5,799	256	2,336	6,056	8,392	1,942

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Gaithersburg	-	4,239	8,516	252	4,238	8,769	13,007	2,791
08/22/06	Germantown	-	2,057	4,510	234	2,057	4,744	6,801	1,551
08/22/06	Briggs Chaney	-	2,073	2,802	104	2,024	2,955	4,979	933
08/22/06	Oxon Hill	-	1,557	3,971	127	1,556	4,099	5,655	1,294
08/22/06	Frederick / Thomas Johnson	-	1,811	2,695	245	1,811	2,940	4,751	1,006
08/22/06	Clinton	-	2,728	5,363	87	2,728	5,450	8,178	1,699
08/22/06	Reisterstown	-	833	2,035	120	833	2,155	2,988	708
08/22/06	Plymouth	-	2,018	4,415	155	2,017	4,571	6,588	1,453
08/22/06	Madison Heights	-	2,354	4,391	162	2,354	4,553	6,907	1,483
08/22/06	Ann Arbor	-	1,921	4,068	127	1,920	4,196	6,116	1,320
08/22/06	Canton	-	710	4,287	209	710	4,496	5,206	1,450
08/22/06	Fraser	-	2,026	5,393	175	2,025	5,569	7,594	1,764
08/22/06	Livonia	-	1,849	3,860	167	1,848	4,028	5,876	1,269
08/22/06	Sterling Heights	-	2,996	5,358	187	2,995	5,546	8,541	1,763
08/22/06	Warren	-	3,345	7,004	137	3,344	7,142	10,486	2,200
08/22/06	Rochester	-	1,876	3,032	213	1,876	3,245	5,121	1,080
08/22/06	Taylor	-	1,635	4,808	183	1,634	4,992	6,626	1,587
08/22/06	Jackson	-	442	1,756	272	442	2,028	2,470	690
08/22/06	Troy	-	1,237	2,093	46	1,237	2,139	3,376	676
08/22/06	Rochester Hills	-	1,780	4,559	81	1,780	4,640	6,420	1,429
08/22/06	Auburn Hills	-	1,888	3,017	155	1,887	3,173	5,060	1,030
08/22/06	Flint South	-	543	3,068	148	542	3,217	3,759	1,019
08/22/06	Troy - Maple	-	2,570	5,775	132	2,570	5,907	8,477	1,822
08/22/06	Matawan	-	4,282	7,813	529	4,282	8,342	12,624	2,783
08/22/06	Marlboro	-	2,214	5,868	223	2,214	6,091	8,305	1,933
08/22/06	Voorhees	-	2,705	5,486	123	2,705	5,609	8,314	1,728
08/22/06	Dover/Rockaway	-	3,395	5,327	139	3,394	5,467	8,861	1,696
08/22/06	Marlton	-	1,635	2,273	108	1,635	2,381	4,016	768
08/22/06	West Paterson	-	701	5,689	317	701	6,006	6,707	1,965
08/22/06	Yonkers	-	4,473	9,925	3,076	4,473	13,001	17,474	5,014

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Van Dam Street	-	3,527	6,935	2,934	3,527	9,869	13,396	4,399
08/22/06	Northern Blvd	-	5,373	9,970	3,003	5,372	12,974	18,346	6,499
08/22/06	Gold Street	-	6,747	16,544	3,715	6,746	20,260	27,006	8,449
08/22/06	Utica Avenue	-	7,746	13,063	1,682	7,744	14,747	22,491	5,490
08/22/06	Melville	-	4,659	6,572	3,623	4,658	10,196	14,854	2,757
08/22/06	Westgate	-	697	1,211	163	697	1,374	2,071	494
08/22/06	Capital Boulevard	-	757	1,681	124	757	1,805	2,562	605
08/22/06	Cary	-	1,145	5,104	283	1,145	5,387	6,532	1,727
08/22/06	Garner	-	529	1,211	127	529	1,338	1,867	453
08/22/06	Morrisville	-	703	1,880	161	703	2,041	2,744	690
08/22/06	Atlantic Avenue	-	1,693	6,293	260	1,692	6,554	8,246	2,050
08/22/06	Friendly Avenue	-	1,169	3,043	238	1,169	3,281	4,450	1,082
08/22/06	Glenwood Avenue	-	1,689	4,948	213	1,689	5,161	6,850	1,639
08/22/06	Poole Road	-	1,271	2,919	189	1,271	3,108	4,379	1,002
08/22/06	South Raleigh	-	800	2,219	180	800	2,399	3,199	779
08/22/06	Wendover	-	2,891	7,656	254	2,891	7,910	10,801	2,517
08/22/06	Beaverton / Hwy 217	-	2,130	3,908	133	2,130	4,041	6,171	1,287
08/22/06	Gresham / Hogan Rd	-	1,957	4,438	157	1,957	4,595	6,552	1,490
08/22/06	Hillsboro / TV Hwy	-	3,095	8,504	115	3,095	8,619	11,714	2,650
08/22/06	Westchester	-	-	5,735	453	-	6,188	6,188	1,993
08/22/06	Airport	-	4,597	8,728	334	4,596	9,063	13,659	2,901
08/22/06	Oxford Valley	-	2,430	5,365	144	2,430	5,509	7,939	1,730
08/22/06	Valley Forge	-	-	-	100	-	100	100	75
08/22/06	Jenkintown	-	-	-	66	-	66	66	48
08/22/06	Burke	-	2,522	4,019	100	2,521	4,120	6,641	1,273
08/22/06	Midlothian Turnpike	-	1,978	3,244	113	1,978	3,357	5,335	1,077
08/22/06	South Military Highway	-	1,611	2,903	97	1,610	3,001	4,611	947
08/22/06	Newport News North	-	2,073	4,067	132	2,072	4,200	6,272	1,320
08/22/06	Virginia Beach Blvd.	-	2,743	4,786	182	2,743	4,968	7,711	1,571
08/22/06	Bayside	-	1,570	2,708	71	1,570	2,779	4,349	869

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Chesapeake	-	1,507	4,296	159	1,506	4,456	5,962	1,375
08/22/06	Leesburg	-	1,935	2,485	111	1,935	2,596	4,531	818
08/22/06	Dale City	-	1,885	3,335	180	1,885	3,515	5,400	1,141
08/22/06	Gainesville	-	1,377	2,046	167	1,377	2,213	3,590	735
08/22/06	Charlottesville	-	1,481	2,397	116	1,481	2,513	3,994	815
08/22/06	Laskin Road	-	1,448	2,634	126	1,447	2,761	4,208	874
08/22/06	Holland Road	-	1,565	2,227	1,041	1,387	3,446	4,833	908
08/22/06	Princess Anne Road	-	1,479	2,766	66	1,478	2,833	4,311	888
08/22/06	Cedar Road	-	1,138	2,083	117	1,138	2,200	3,338	706
08/22/06	Crater Road	-	1,497	2,266	163	1,497	2,429	3,926	806
08/22/06	Temple	-	993	2,231	216	993	2,447	3,440	823
08/22/06	Jefferson Davis Hwy	-	954	2,156	74	954	2,230	3,184	706
08/22/06	McLean	-	-	8,815	180	-	8,995	8,995	5,627
08/22/06	Burke Centre	-	4,756	8,705	230	4,756	8,935	13,691	2,777
08/22/06	Fordson	-	3,063	5,235	146	3,063	5,381	8,444	1,679
08/22/06	Fullerton	-	4,199	8,867	302	4,199	9,169	13,368	2,896
08/22/06	Telegraph	-	2,183	4,467	202	2,183	4,669	6,852	1,482
08/22/06	Mt Vernon	-	4,876	11,544	372	4,875	11,917	16,792	3,726
08/22/06	Bellingham	-	2,160	4,340	200	2,160	4,540	6,700	1,453
08/22/06	Everett Central	-	2,137	4,342	131	2,136	4,474	6,610	1,403
08/22/06	Tacoma / Highland Hills	-	2,647	5,533	242	2,647	5,775	8,422	1,868
08/22/06	Edmonds	-	5,883	10,514	354	5,882	10,869	16,751	3,439
08/22/06	Kirkland 124th	-	2,827	5,031	209	2,826	5,241	8,067	1,715
08/22/06	Woodinville	-	2,603	5,723	178	2,603	5,901	8,504	1,857
08/22/06	Burien / Des Moines	-	3,063	5,952	343	3,062	6,296	9,358	2,057
08/22/06	SeaTac	-	2,439	4,623	622	2,439	5,245	7,684	1,898
08/22/06	Southcenter	-	2,054	3,665	188	2,053	3,854	5,907	1,271
08/22/06	Puyallup / Canyon Rd	-	1,123	1,940	100	1,123	2,040	3,163	662
08/22/06	Puyallup / South Hill	-	1,567	2,610	301	1,567	2,911	4,478	963
08/22/06	Queen Anne/Magnolia	-	3,191	11,723	208	3,190	11,932	15,122	3,686

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Kennydale	-	3,424	7,799	523	3,424	8,322	11,746	2,621
08/22/06	Bellefield	-	3,019	5,541	361	3,018	5,903	8,921	1,956
08/22/06	Factoria Square	-	3,431	8,891	219	3,431	9,110	12,541	2,829
08/22/06	Auburn / 16th Ave	-	2,491	4,716	143	2,491	4,859	7,350	1,555
08/22/06	East Bremerton	-	1,945	5,203	182	1,944	5,386	7,330	1,688
08/22/06	Port Orchard	-	1,144	2,885	175	1,143	3,061	4,204	1,007
08/22/06	West Seattle	-	3,573	8,711	93	3,572	8,805	12,377	2,691
08/22/06	Vancouver / Salmon Creek	-	2,667	5,597	110	2,666	5,708	8,374	1,786
08/22/06	West Bremerton	-	1,778	3,067	103	1,777	3,171	4,948	1,005
08/22/06	Kent / 132nd	-	1,806	3,880	128	1,805	4,009	5,814	1,269
08/22/06	Lacey / Martin Way	-	1,211	2,162	80	1,211	2,242	3,453	721
08/22/06	Lynwood / Hwy 9	-	2,172	3,518	223	2,171	3,742	5,913	1,218
08/22/06	W Olympia / Black Lake Blvd	-	1,295	2,300	38	1,295	2,338	3,633	730
08/22/06	Parkland / A St	-	1,855	3,819	221	1,854	4,041	5,895	1,330
08/22/06	Lake Union	-	11,602	32,019	2,647	11,600	34,668	46,268	11,243
08/22/06	Bellevue / 122nd	-	9,552	21,891	1,028	9,550	22,921	32,471	7,527
08/22/06	Gig Harbor/Olympic	-	1,762	3,196	131	1,762	3,327	5,089	1,060
08/22/06	Seattle /Ballinger Way	-	-	7,098	76	-	7,174	7,174	2,198
08/22/06	Scottsdale South	-	2,377	3,524	209	2,377	3,733	6,110	1,261
08/22/06	Phoenix	-	2,516	5,638	234	2,515	5,873	8,388	1,877
08/22/06	Chandler	-	2,910	5,460	161	2,909	5,622	8,531	1,767
08/22/06	Phoenix East	-	1,524	5,151	205	1,524	5,356	6,880	1,709
08/22/06	Mesa	-	1,604	4,434	368	1,604	4,802	6,406	1,589
08/22/06	Union City	-	1,905	3,091	5,047	1,904	8,139	10,043	2,369
08/22/06	La Habra	-	5,439	10,239	348	5,438	10,588	16,026	3,297
08/22/06	Palo Alto	-	4,259	6,362	197	4,258	6,560	10,818	2,046
08/22/06	Kearney - Balboa	-	4,565	11,584	329	4,564	11,914	16,478	3,755
08/22/06	South San Francisco	-	1,593	4,995	363	1,593	5,358	6,951	1,791
08/22/06	Mountain View	-	1,505	3,839	90	1,505	3,929	5,434	1,224
08/22/06	Denver / Tamarac	-	666	1,109	72	665	1,182	1,847	1,038

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Littleton / Windermere	-	2,214	4,186	166	2,213	4,353	6,566	1,427
08/22/06	Thornton / Quivas	-	547	1,439	175	547	1,614	2,161	580
08/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,191	1,579	5,907	7,486	1,818
08/22/06	Oakland Park	-	8,821	20,512	1,822	8,820	22,335	31,155	7,555
08/22/06	Seminole	-	1,821	3,817	171	1,820	3,989	5,809	1,253
08/22/06	Military Trail	-	6,514	10,965	758	6,513	11,724	18,237	3,878
08/22/06	Blue Heron	-	8,121	11,641	1,117	8,119	12,760	20,879	3,978
08/22/06	Alsip / 127th St	-	1,891	3,414	151	1,891	3,565	5,456	1,151
08/22/06	Dolton	-	1,784	4,508	144	1,783	4,653	6,436	1,456
08/22/06	Lombard / 330 North Ave	-	1,506	2,596	321	1,506	2,917	4,423	1,078
08/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	321	1,838	3,942	5,780	1,316
08/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	190	1,732	4,216	5,948	1,352
08/22/06	Bridgeview	-	1,396	3,651	215	1,395	3,867	5,262	1,275
08/22/06	Willowbrook	-	1,730	3,355	177	1,729	3,533	5,262	1,159
08/22/06	Lisle	-	1,967	3,525	273	1,967	3,798	5,765	1,239
08/22/06	Laurel	-	1,323	2,577	174	1,323	2,751	4,074	909
08/22/06	Crofton	-	1,373	3,377	242	1,373	3,619	4,992	1,145
08/22/06	Lansing	-	114	1,126	218	114	1,344	1,458	468
08/22/06	Southfield	-	4,181	6,338	107	4,180	6,446	10,626	1,998
08/22/06	Troy - Oakland Mall	-	2,281	4,953	205	2,281	5,158	7,439	1,620
08/22/06	Walled Lake	-	2,788	4,784	153	2,787	4,938	7,725	1,537
08/22/06	Salem / Lancaster	-	2,036	4,827	324	2,035	5,152	7,187	1,700
08/22/06	Tigard / King City	-	1,959	7,189	96	1,959	7,285	9,244	2,251
08/22/06	Portland / SE 82nd Ave	-	1,519	4,390	201	1,518	4,592	6,110	1,453
08/22/06	Beaverton/HWY 217	-	3,294	7,186	146	3,294	7,332	10,626	2,289
08/22/06	Beaverton / Cornell Rd	-	1,869	3,814	56	1,869	3,870	5,739	1,191
08/22/06	Fairfax	-	6,895	10,006	349	6,893	10,357	17,250	3,259
08/22/06	Falls Church	-	2,488	15,341	367	2,487	15,709	18,196	4,803
08/22/06	Manassas West	-	912	2,826	147	912	2,973	3,885	974
08/22/06	Herndon	-	2,625	3,105	200	2,625	3,305	5,930	1,079

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Newport News South	-	2,190	5,264	151	2,190	5,415	7,605	1,662
08/22/06	North Richmond	-	1,606	2,411	225	1,605	2,637	4,242	908
08/22/06	Kempsville	-	1,165	1,951	94	1,165	2,045	3,210	669
08/22/06	Manassas East	-	1,297	2,843	133	1,297	2,976	4,273	941
08/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	126	1,750	3,378	5,128	1,088
08/22/06	White Center	-	2,091	4,530	177	2,091	4,707	6,798	1,505
08/22/06	Factoria	-	2,770	5,429	485	2,769	5,915	8,684	2,112
08/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,496	4,030	11,047	15,077	3,391
08/22/06	Renton	-	2,752	6,378	198	2,751	6,577	9,328	2,095
08/22/06	Issaquah	-	3,739	5,624	120	3,738	5,745	9,483	1,762
08/22/06	East Lynnwood	-	2,250	4,790	268	2,249	5,059	7,308	1,594
08/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	166	1,604	2,560	4,164	840
08/22/06	Smokey Point	-	607	1,723	150	607	1,873	2,480	635
08/22/06	Shoreline / 145th	-	2,926	4,910	6,856	2,926	11,766	14,692	2,726
08/22/06	Mt. Clemens	-	1,247	3,590	108	1,246	3,699	4,945	1,167
08/22/06	Ramsey	-	552	2,155	102	552	2,257	2,809	746
08/22/06	Apple Valley / 155th St	-	1,203	3,136	101	1,203	3,237	4,440	1,023
08/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	443	1,953	4,345	6,298	1,527
08/22/06	Burnsville Parkway W	-	1,561	4,359	137	1,561	4,496	6,057	1,413
08/22/06	Chanhassen	-	3,292	6,220	186	3,291	6,407	9,698	2,012
08/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	327	1,990	5,303	7,293	1,792
08/22/06	Eden Prairie East	-	3,516	5,682	342	3,516	6,024	9,540	2,008
08/22/06	Eden Prairie West	-	3,713	7,177	206	3,712	7,384	11,096	2,289
08/22/06	Edina	-	4,422	8,190	93	4,422	8,283	12,705	2,528
08/22/06	Hopkins	-	1,460	2,510	116	1,459	2,627	4,086	838
08/22/06	Little Canada	-	3,490	7,062	438	3,489	7,501	10,990	2,437
08/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	841	1,513	4,113	5,626	1,284
08/22/06	Minnetonka	-	1,318	2,087	125	1,318	2,212	3,530	720
08/22/06	Plymouth 169	-	684	1,323	346	684	1,669	2,353	729
08/22/06	Plymouth 494	-	2,000	4,260	1,707	2,356	5,611	7,967	2,008

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Plymouth West	-	1,973	6,638	162	1,973	6,800	8,773	2,109
08/22/06	Richfield	-	1,641	5,688	628	1,641	6,316	7,957	2,269
08/22/06	Shorewood	-	2,805	7,244	278	2,805	7,522	10,327	2,363
08/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	230	2,220	5,537	7,757	1,773
08/22/06	Central Parkway	-	2,545	4,637	362	2,544	5,000	7,544	1,568
08/22/06	Kirkman East	-	2,479	3,717	260	2,478	3,978	6,456	1,324
08/22/06	Pinole	-	1,703	3,047	144	1,703	3,191	4,894	1,017
08/22/06	Martinez	-	3,277	7,126	165	3,277	7,291	10,568	2,280
08/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	140	1,052	3,943	4,995	1,252
08/22/06	Houghton	-	2,694	4,132	142	2,693	4,275	6,968	1,339
08/22/06	Antioch	-	1,853	6,475	76	1,853	6,551	8,404	2,014
08/22/06	Holcomb Bridge	-	1,906	4,303	93	1,905	4,397	6,302	1,368
08/22/06	Palatine / Rand Rd	-	1,215	1,895	63	1,215	1,958	3,173	625
08/22/06	Washington Sq/Wash. Point Dr	-	523	1,073	126	523	1,199	1,722	412
08/22/06	Indianapolis/N.Illinois	-	182	2,795	130	182	2,925	3,107	962
08/22/06	Canton South	-	769	3,316	126	768	3,443	4,211	1,111
08/22/06	Bricktown	-	2,881	5,834	178	2,880	6,013	8,893	1,886
08/22/06	Commack	-	2,688	6,376	4,390	2,687	10,767	13,454	2,435
08/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	100	1,373	3,252	4,625	1,021
08/22/06	Great Neck	-	1,229	3,299	73	1,229	3,372	4,601	1,051
08/22/06	Hempstead / S. Franklin St.	-	509	3,042	167	509	3,209	3,718	1,056
08/22/06	Bethpage / Stuart Ave	-	2,387	7,104	215	2,387	7,319	9,706	2,282
08/22/06	Helotes	-	1,833	3,557	76	1,833	3,633	5,466	1,177
08/22/06	Medical Center San Antonio	-	1,571	4,217	135	1,571	4,352	5,923	1,361
08/22/06	Oak Hills	-	-	7,449	156	-	7,605	7,605	2,356
08/22/06	Olympia	-	2,382	4,182	63	2,382	4,245	6,627	1,302
08/22/06	Las Colinas	-	676	3,338	147	676	3,485	4,161	1,096
08/22/06	Old Towne	-	2,756	13,080	200	2,755	13,281	16,036	4,028
08/22/06	Juanita	-	2,318	7,554	34	2,220	7,686	9,906	2,371
08/22/06	Ansley Park	-	3,132	11,926	292	3,131	12,219	15,350	3,767

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Brookhaven	-	2,740	8,333	236	2,739	8,570	11,309	2,643
08/22/06	Decatur	-	2,556	10,146	167	2,556	10,313	12,869	3,147
08/22/06	Oregon City	-	1,582	3,539	122	1,581	3,662	5,243	1,150
08/22/06	Portland/Barbur	-	2,328	9,134	144	2,327	9,279	11,606	2,870
08/22/06	Salem / Liberty Road	-	1,994	5,304	151	1,993	5,456	7,449	1,743
08/22/06	Edgemont	-	3,585	7,704	192	3,585	7,896	11,481	2,427
08/22/06	Bedford	-	2,042	4,176	194	2,041	4,371	6,412	1,395
08/22/06	Kingwood	-	1,625	2,926	201	1,625	3,127	4,752	1,023
08/22/06	Hillcroft	-	-	3,994	177	-	4,171	4,171	1,307
08/22/06	T.C. Jester	-	2,047	4,819	300	2,047	5,119	7,166	1,655
08/22/06	Windcrest	-	764	2,601	357	764	2,958	3,722	1,086
08/22/06	Mission Bend	-	1,381	3,141	161	1,381	3,302	4,683	1,045
08/22/06	Parker Road & Independence	-	2,593	5,464	116	2,593	5,580	8,173	1,732
08/22/06	Park Cities East	-	4,205	6,259	38	4,204	6,298	10,502	1,920
08/22/06	MaCarthur Crossing	-	2,635	5,698	284	2,635	5,982	8,617	1,878
08/22/06	Arlington/S.Cooper	-	2,305	4,308	153	2,305	4,461	6,766	1,366
08/22/06	Woodforest	-	1,534	3,545	1,116	1,534	4,661	6,195	1,463
08/22/06	Preston Road	-	1,931	3,246	158	1,930	3,405	5,335	1,082
08/22/06	East Lamar	-	1,581	2,878	171	1,581	3,049	4,630	980
08/22/06	Lewisville/Interstate 35	-	2,696	4,311	250	2,696	4,561	7,257	1,522
08/22/06	Round Rock	-	1,256	2,153	118	1,256	2,271	3,527	743
08/22/06	Slaughter Lane	-	1,881	3,326	150	1,881	3,476	5,357	1,121

08/22/06	Valley Ranch	-	1,927	5,390	234	1,926	5,625	7,551	1,794
08/22/06	Nacogdoches	-	1,422	2,655	175	1,422	2,830	4,252	911
08/22/06	Thousand Oaks	-	1,815	3,814	171	1,814	3,986	5,800	1,263
08/22/06	Highway 78	-	1,344	2,288	127	1,344	2,415	3,759	773
08/22/06	The Quarry	-	1,841	8,765	211	1,840	8,977	10,817	2,777
08/22/06	Cinco Ranch	-	939	2,085	86	938	2,172	3,110	686
08/22/06	North Carrollton	-	2,408	4,204	161	2,407	4,366	6,773	1,398
08/22/06	First Colony	-	1,181	2,930	92	1,180	3,023	4,203	932

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	North Park	-	1,444	3,253	114	1,444	3,367	4,811	1,056
08/22/06	South Main	-	521	723	304	521	1,027	1,548	491
08/22/06	Westchase	-	903	3,748	143	902	3,892	4,794	1,228
08/22/06	Lakeline	-	1,289	3,762	112	1,288	3,875	5,163	1,216
08/22/06	Highway 26	-	1,353	3,147	105	1,353	3,252	4,605	1,030
08/22/06	Shavano Park	-	972	4,973	115	972	5,088	6,060	1,573
08/22/06	Oltorf	-	880	3,693	155	880	3,848	4,728	1,216
08/22/06	Irving	-	686	1,367	393	686	1,760	2,446	770
08/22/06	Hill Country Village	-	988	3,524	448	988	3,972	4,960	1,378
08/22/06	San Antonio NE	-	253	664	235	253	899	1,152	405
08/22/06	East Pioneer II	-	786	1,784	297	786	2,081	2,867	773
08/22/06	Westheimer	-	594	2,316	414	594	2,730	3,324	1,031
08/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	95	1,102	2,732	3,834	862
08/22/06	Beltline	-	1,291	2,336	249	1,291	2,585	3,876	915
08/22/06	MacArthur	-	1,590	2,265	241	1,589	2,507	4,096	887
08/22/06	Hurst / S. Pipeline Rd	-	661	1,317	385	661	1,702	2,363	649
08/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	177	2,372	4,895	7,267	1,543
08/22/06	Blanco Road	-	1,742	4,813	241	1,742	5,054	6,796	1,594
08/22/06	Leon Valley/Bandera Road	-	501	1,044	2,476	501	3,520	4,021	1,019
08/22/06	Imperial Valley	-	1,166	2,756	176	1,166	2,932	4,098	952
08/22/06	Sugarland	-	1,714	3,407	132	1,714	3,539	5,253	1,116
08/22/06	Woodlands	-	1,353	3,131	201	1,353	3,332	4,685	1,096
08/22/06	Federal Road	-	1,021	3,086	225	1,021	3,311	4,332	1,080
08/22/06	West University	-	1,940	8,121	296	1,939	8,418	10,357	2,622
08/22/06	Medical Center/Braeswood	-	1,121	4,678	63	1,120	4,742	5,862	1,472
08/22/06	Richardson/Audelia	-	1,034	2,703	59	1,034	2,762	3,796	859
08/22/06	North Austin	-	2,143	3,674	382	2,142	4,057	6,199	1,371
08/22/06	Warner	-	1,603	3,998	223	1,602	4,222	5,824	1,384
08/22/06	Universal City	-	777	3,194	231	777	3,425	4,202	1,127
08/22/06	Seattle / Lake City Way	-	3,406	7,789	221	3,405	8,011	11,416	2,548

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Arrowhead	-	2,372	5,818	144	2,372	5,962	8,334	1,860
08/22/06	Ahwatukee	-	3,017	5,975	117	3,017	6,092	9,109	1,883
08/22/06	Blossom Valley	-	2,721	8,418	89	2,721	8,507	11,228	2,608
08/22/06	Jones Bridge	-	3,065	6,015	93	3,064	6,109	9,173	1,894
08/22/06	Lawrenceville	-	2,076	5,188	102	2,076	5,290	7,366	1,649
08/22/06	Fox Valley	-	1,880	3,622	125	1,879	3,748	5,627	1,191
08/22/06	Eagle Creek / Shore Terrace	-	880	2,878	179	880	3,057	3,937	1,017
08/22/06	N.Greenwood/E.County Line Rd	-	-	3,954	130	-	4,084	4,084	1,286
08/22/06	Annapolis	-	-	7,439	134	-	7,573	7,573	2,349
08/22/06	Creedmoor	-	3,579	7,366	142	3,578	7,509	11,087	2,343
08/22/06	Painters Crossing	-	1,582	4,527	133	1,582	4,660	6,242	1,453
08/22/06	Greenville Ave & Meadow	-	2,066	6,969	219	2,065	7,189	9,254	2,205
08/22/06	Potomac Mills	-	2,806	7,347	108	2,806	7,455	10,261	2,298
08/22/06	Sterling	-	3,435	7,713	1,416	3,434	9,130	12,564	2,508
08/22/06	Redmond / Plateau	-	2,872	7,603	110	2,871	7,714	10,585	2,357
08/22/06	Val Vista	-	3,686	6,223	573	3,685	6,797	10,482	2,629
08/22/06	Van Ness	-	11,120	13,555	472	11,118	14,029	25,147	4,409
08/22/06	Sandy Plains	-	2,452	4,669	106	2,451	4,776	7,227	1,476
08/22/06	Country Club Hills	-	2,783	5,438	88	2,782	5,527	8,309	1,709
08/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	111	2,695	4,892	7,587	1,526
08/22/06	Clinton Township	-	1,917	4,143	64	1,917	4,207	6,124	1,297
08/22/06	Champions	-	1,061	3,207	113	1,061	3,320	4,381	1,059
08/22/06	Southlake	-	2,794	4,760	96	2,793	4,857	7,650	1,507
08/22/06	City Place	-	2,045	5,776	155	2,044	5,932	7,976	1,854
08/22/06	Bee Cave Road	-	3,546	10,341	130	3,545	10,472	14,017	3,200
08/22/06	Oak Farms	-	2,307	8,481	164	2,307	8,645	10,952	2,695
08/22/06	Henderson Street	-	542	5,001	150	542	5,151	5,693	1,589
08/22/06	Merrifield	-	5,061	10,949	153	5,060	11,103	16,163	3,420
08/22/06	Mill Creek	-	2,917	7,252	107	2,917	7,359	10,276	2,256
08/22/06	Pier 57	-	2,042	8,719	386	2,137	9,010	11,147	2,801

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Redmond / 90th	-	3,717	7,011	232	3,716	7,244	10,960	2,250
08/22/06	Seattle / Capital Hill	-	3,811	11,104	461	3,810	11,566	15,376	3,463
08/22/06	Costa Mesa	-	3,622	6,030	133	3,622	6,163	9,785	1,864
08/22/06	West Park	-	11,715	12,915	381	11,713	13,298	25,011	3,941
08/22/06	Cabot Road	-	5,168	9,253	182	5,167	9,436	14,603	2,858
08/22/06	San Juan Creek	4,095	4,755	10,749	179	4,754	10,929	15,683	3,327
08/22/06	Rancho San Diego	3,280	4,226	7,652	126	4,225	7,779	12,004	2,368
08/22/06	Palms	4,178	2,491	11,404	180	2,491	11,584	14,075	3,521
08/22/06	West Covina	3,346	3,595	7,360	204	3,594	7,565	11,159	2,325
08/22/06	Woodland Hills	4,227	4,376	11,898	225	4,375	12,124	16,499	3,682
08/22/06	Long Beach	-	3,130	11,211	170	3,130	11,381	14,511	3,440
08/22/06	Northridge	-	4,674	11,164	229	4,673	11,394	16,067	3,477
08/22/06	Rancho Mirage	-	2,614	4,744	177	2,614	4,921	7,535	1,506
08/22/06	Palm Desert	-	1,910	5,462	162	1,910	5,624	7,534	1,715
08/22/06	Davie	-	4,842	9,388	204	4,841	9,593	14,434	2,964
08/22/06	Portland / I-205	-	2,026	4,299	128	2,025	4,428	6,453	1,397
08/22/06	Milwaukie/Hwy224	-	2,867	5,926	185	2,867	6,111	8,978	1,901
08/22/06	River Oaks	-	2,625	8,930	252	2,624	9,183	11,807	2,850
08/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	183	2,188	4,960	7,148	1,592
08/22/06	Vancouver / Hazel Dell	-	2,299	4,313	83	2,299	4,396	6,695	1,369
08/22/06	Canyon Park	-	3,628	7,327	402	3,628	7,729	11,357	2,331
08/22/06	South Boulevard	3,740	3,090	6,041	2,011	3,765	7,377	11,142	2,445
08/22/06	Weddington	2,564	2,172	4,263	1,204	2,646	4,993	7,639	1,617
08/22/06	Gastonia	-	644	2,808	653	785	3,320	4,105	1,049
08/22/06	Amity Ct	-	610	1,378	406	743	1,651	2,394	559
08/22/06	Pavilion	-	1,490	3,114	1,891	1,817	4,678	6,495	1,419
08/22/06	Randleman	-	1,639	2,707	959	1,997	3,308	5,305	1,096
08/22/06	Matthews	-	1,733	6,457	1,954	2,112	8,032	10,144	2,750
08/22/06	Eastland	1,600	949	2,159	835	1,156	2,787	3,943	998
08/22/06	Albermarle	-	1,557	4,636	1,243	1,897	5,539	7,436	1,795

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	COTT	1,045	429	1,732	415	522	2,054	2,576	685
08/22/06	Ashley River	-	1,907	4,065	1,444	2,323	5,093	7,416	1,725
08/22/06	Clayton	-	1,071	2,869	1,554	1,306	4,188	5,494	1,325
08/22/06	Dave Lyle	-	604	2,111	1,487	737	3,465	4,202	1,085
08/22/06	English Rd	-	437	1,215	355	532	1,475	2,007	485
08/22/06	Sunset	-	659	1,461	510	803	1,827	2,630	621
08/22/06	Cone Blvd	-	1,253	2,462	806	1,526	2,995	4,521	999
08/22/06	Wake Forest	-	1,098	2,553	725	1,338	3,038	4,376	985
08/22/06	Silas Creek	-	1,304	2,738	876	1,589	3,329	4,918	1,090
08/22/06	Winston	1,973	1,625	3,368	1,147	1,979	4,161	6,140	1,340
08/22/06	Hickory	2,106	1,091	4,271	1,193	1,329	5,226	6,555	1,707
08/22/06	Wilkinson	1,836	1,366	3,235	1,113	1,664	4,050	5,714	1,373
08/22/06	Lexington NC	1,089	874	1,806	708	1,065	2,323	3,388	828
08/22/06	Florence	2,589	952	5,557	1,548	1,160	6,897	8,057	2,256
08/22/06	Sumter	1,028	560	2,002	636	683	2,515	3,198	864
08/22/06	Garners Ferry	-	1,418	2,516	949	1,727	3,156	4,883	1,103
08/22/06	Greenville	-	1,816	4,732	1,394	2,213	5,729	7,942	1,890
08/22/06	Spartanburg	-	799	1,550	641	974	2,016	2,990	735
08/22/06	Rockingham	-	376	1,352	496	458	1,766	2,224	632
08/22/06	Monroe	-	1,578	2,996	1,134	1,923	3,785	5,708	1,300
08/22/06	Salisbury	-	40	5,488	1,113	49	6,592	6,641	2,121
08/22/06	Pineville	-	2,609	6,829	2,043	3,179	8,302	11,481	2,733
08/22/06	Park Rd	-	2,667	7,243	1,790	3,249	8,451	11,700	2,689
08/22/06	Ballantyne	-	1,758	3,720	1,683	2,143	5,018	7,161	1,603
08/22/06	Stallings	-	1,348	2,882	928	1,642	3,516	5,158	1,202
08/22/06	Concord	-	1,147	2,308	819	1,398	2,876	4,274	973
08/22/06	Woodruff	-	1,154	1,616	606	1,406	1,970	3,376	674
08/22/06	Shriners	-	758	2,347	653	924	2,834	3,758	948
08/22/06	Charleston	-	604	3,313	850	736	4,031	4,767	1,309
08/22/06	Rock Hill	-	993	2,222	1,634	1,211	3,638	4,849	1,151

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Arrowood	-	2,014	4,214	1,258	2,454	5,032	7,486	1,660
08/22/06	Country Club	-	935	3,439	859	1,139	4,094	5,233	1,314
08/22/06	Rosewood	-	352	2,141	445	429	2,509	2,938	800
08/22/06	James Island	-	2,061	3,708	1,054	2,512	4,311	6,823	1,360
08/22/06	Battleground	-	1,995	3,757	1,006	2,431	4,327	6,758	1,340
08/22/06	Greenwood Village / DTC Blvd	3,843	684	2,925	119	684	3,044	3,728	913
08/22/06	Highlands Ranch/ Colorado Blvd	3,045	793	2,000	161	793	2,161	2,954	667
08/22/06	Seneca Commons	-	2,672	5,354	1,888	3,256	6,658	9,914	2,126
08/22/06	Capital Blvd South	-	3,002	6,273	1,908	3,658	7,525	11,183	2,416
08/22/06	Southhaven	1,503	1,286	3,578	551	1,357	4,058	5,415	1,243
08/22/06	Wolfchase	1,198	987	2,816	513	1,042	3,274	4,316	992
08/22/06	Winchester	-	676	1,500	659	713	2,122	2,835	755
08/22/06	Sycamore View	-	705	1,936	689	744	2,586	3,330	888
08/22/06	South Main	-	70	186	405	58	603	661	287
08/22/06	Southfield at Telegraph	-	1,757	8,341	74	1,756	8,416	10,172	2,564
08/22/06	Westland	-	1,572	3,687	74	1,572	3,761	5,333	1,156
08/22/06	Dearborn	-	1,030	4,847	95	1,030	4,942	5,972	1,537
08/22/06	Roseville	-	1,319	5,210	84	1,319	5,294	6,613	1,628
08/22/06	Farmington Hills	-	982	2,878	98	982	2,976	3,958	954
08/22/06	Hunt Club	-	2,527	5,483	896	2,823	6,083	8,906	1,885
08/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	56	1,991	3,722	5,713	1,202
08/22/06	Alafaya @ University Blvd.	-	2,817	4,549	880	3,147	5,099	8,246	1,599
08/22/06	McCoy @ 528	-	2,656	5,206	162	2,655	5,369	8,024	1,697
08/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	1,104	3,139	7,624	10,763	2,413
08/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	831	2,639	5,647	8,286	1,766
08/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	1,777	5,748	11,845	17,593	3,664
08/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	1,014	2,940	7,308	10,248	2,298
08/22/06	Red Bug @ Dodd Road	-	2,552	5,959	925	2,850	6,586	9,436	2,054
08/22/06	Altmonte Sprgs/SR434	-	1,703	5,125	767	1,902	5,693	7,595	1,776
08/22/06	Brandon	-	2,810	4,584	822	3,139	5,077	8,216	1,580

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Granada @ U.S. 1	-	2,682	4,751	869	2,996	5,306	8,302	1,689
08/22/06	Daytona/Beville @ Nova Road	-	2,616	6,085	1,057	2,922	6,836	9,758	2,168
08/22/06	Eau Gallie	-	1,962	4,677	706	2,192	5,153	7,345	1,604
08/22/06	Hyde Park	-	2,719	7,145	1,032	3,037	7,859	10,896	2,418
08/22/06	Carrollwood	-	2,050	6,221	866	2,290	6,847	9,137	2,115
08/22/06	Conroy @ I-4	-	2,091	3,517	703	2,335	3,976	6,311	1,270
08/22/06	West Waters	-	2,190	5,186	817	2,446	5,747	8,193	1,776
08/22/06	Oldsmar	-	2,276	5,253	797	2,542	5,784	8,326	1,810
08/22/06	Mills North of Colonial	3,975	1,995	5,914	863	2,228	6,544	8,772	2,066
08/22/06	Alafaya @ Colonial	-	2,836	4,680	950	3,168	5,298	8,466	1,719
08/22/06	Fairbanks @ I-4	-	2,846	6,612	993	3,179	7,272	10,451	2,271
08/22/06	Maguire @ Colonial	-	479	7,521	1,144	815	8,329	9,144	2,585
10/20/06	Burbank-Rich R.	-	3,793	9,103	(36)	3,793	9,067	12,860	2,581
10/24/06	Stonegate	4,430	651	4,278	(631)	651	3,647	4,298	1,048
02/09/07	Portland/Barbur	-	830	3,273	39	830	3,312	4,142	911
03/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	192	7,454	15,017	22,471	4,106
06/01/07	South Bay	-	1,017	4,685	67	1,017	4,752	5,769	1,269
08/14/07	Murrieta / Whitewood Road	-	5,764	6,197	90	5,764	6,287	12,051	1,605
08/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	379	3,785	8,238	12,023	2,325
09/07/07	Mahopac / Rte 6	-	1,330	8,407	90	1,330	8,497	9,827	2,145
09/11/07	East Point / N Desert Dr	-	1,186	9,239	81	1,186	9,320	10,506	2,345
09/11/07	Canton / Ridge Rd	-	389	4,197	48	389	4,245	4,634	1,066
09/13/07	Murrieta / Antelope Rd	-	1,630	2,991	92	1,630	3,083	4,713	798
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,626)	1,292	3,959	5,251	1,662
04/22/08	Miramar Place	-	7,225	7,875	222	7,225	8,097	15,322	1,845
05/28/08	Bee Cave at the Galleria	-	621	4,839	25	621	4,864	5,485	1,084
05/28/08	Carlsbad Village	9,458	4,277	10,075	159	4,277	10,234	14,511	2,308
07/21/08	Austell / Oak Ridge Rd.	-	581	2,446	74	581	2,520	3,101	495
07/21/08	Marietta / Piedmont Rd.	-	1,748	3,172	67	1,748	3,239	4,987	672
09/03/08	N. Las Vegas/Cheyenne	-	1,144	4,020	255	1,144	4,275	5,419	977

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/04/08	Las Vegas/Boulder Hwy II	-	1,151	4,281	123	1,151	4,404	5,555	967
11/07/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	24	1,726	6,218	7,944	1,243
12/23/08	East Palo Alto	-	2,655	2,235	72	2,655	2,307	4,962	472
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	3,167	1,862	13,199	15,061	3,113
04/27/10	Bloomington / Linden Ave	-	1,044	2,011	49	1,044	2,060	3,104	361
04/27/10	Fontana / Valley Blvd	-	2,122	3,444	109	2,122	3,553	5,675	638
04/27/10	Monterey Park/Potrero Grande Dr	-	1,900	6,001	193	1,900	6,194	8,094	1,059
04/27/10	Panorama City / Roscoe Blvd	-	1,233	4,815	44	1,233	4,859	6,092	781
04/27/10	Pomona / E. 1st St	-	363	2,498	41	363	2,539	2,902	442
04/27/10	Diamond Bar / E.Washington Ave	-	1,709	4,901	131	1,709	5,032	6,741	944
04/27/10	Arlington Hgts / E. Davis St	-	542	3,018	32	542	3,050	3,592	496
04/27/10	Elgin / RT 31S & Jerusha St	-	280	1,569	39	280	1,608	1,888	276
05/13/10	Alhambra/Mission Rd&Fremont Av	-	2,458	6,980	15	2,458	6,995	9,453	1,051
05/27/10	Anaheim/S.Knott Av & W.Lincoln	-	2,020	4,991	42	2,020	5,033	7,053	804
05/27/10	Canoga Park / 8050 Deering Ave	-	1,932	2,082	31	1,932	2,113	4,045	382
05/27/10	Canoga Park / 7900 Deering Ave	-	1,117	3,499	241	1,117	3,740	4,857	653
05/27/10	Colton / Fairway Dr	-	819	3,195	44	819	3,239	4,058	542
05/27/10	Goleta / Hollister Ave	-	2,860	2,318	51	2,860	2,369	5,229	396
05/27/10	Irwindale / Arrow Hwy	-	2,665	4,562	43	2,665	4,605	7,270	805
05/27/10	Long Beach / Long Beach Blvd	-	3,398	5,439	173	3,398	5,612	9,010	930
05/27/10	Culver City/ W.Washington Blvd	-	1,755	2,319	48	1,755	2,367	4,122	386
05/27/10	Los Angeles / S Grand Ave	-	2,653	5,048	2,555	2,653	7,603	10,256	1,526
05/27/10	Los Angeles / Avery St	-	1,488	7,359	387	1,488	7,746	9,234	1,391
05/27/10	Los Angeles / W. 6th St	-	1,745	5,382	2,690	1,745	8,072	9,817	1,934
05/27/10	Montclair / Mission Blvd	-	2,070	4,052	140	2,070	4,192	6,262	695
05/27/10	Pasadena / S. Fair Oaks Ave	-	5,972	5,457	2,257	5,972	7,714	13,686	1,679
05/27/10	Santa Clarita / Bouquet Cyn Rd	-	1,273	2,983	145	1,273	3,128	4,401	526
05/27/10	Ventura / McGrath St	-	1,876	5,057	28	1,876	5,085	6,961	803
06/16/10	Marietta / Dallas Hwy	-	485	3,340	65	485	3,405	3,890	499
06/30/10	Inglewood / S. Prairie Ave	-	1,641	2,148	189	1,641	2,337	3,978	361

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/10	La Verne / N. White Ave	-	4,421	4,877	179	4,421	5,056	9,477	839
06/30/10	Los Angeles / W. Pico Blvd	-	3,832	3,428	3,239	3,832	6,667	10,499	1,378
06/30/10	Riverside / Hole Ave	-	305	2,841	183	305	3,024	3,329	523
06/30/10	Sun Valley / San Fernando Rd	-	4,936	6,229	209	4,936	6,438	11,374	1,052
06/30/10	Sylmar / Foothill Blvd	-	1,146	3,971	127	1,146	4,098	5,244	684
08/18/10	Waipio / Waipio Uka St	-	3,125	3,453	85	3,125	3,538	6,663	542
08/18/10	Berkeley II /2nd & Harrison St	-	-	2,113	695	-	2,808	2,808	539
08/18/10	Los Angeles / Washington Blvd	-	1,275	1,937	186	1,275	2,123	3,398	361
08/18/10	San Francsco / Treat Ave	-	1,907	2,629	304	1,907	2,933	4,840	486
08/18/10	Vallejo / Couch St	-	1,714	2,823	53	1,714	2,876	4,590	445
08/19/10	Palatine / E. Lake Cook Rd	-	608	849	325	608	1,174	1,782	259
09/09/10	New Orleans / Washington Ave	-	468	2,875	193	468	3,068	3,536	481
11/17/10	Mangonia Park / 45th St	-	317	2,428	2,605	317	5,033	5,350	1,016
11/17/10	Fort Pierce / S. US Hwy 1	-	230	2,246	109	230	2,355	2,585	331
12/02/10	Groveport / S. Hamilton Road	-	128	1,118	320	128	1,438	1,566	306
12/08/10	Hillside / 625 Glenwood Ave	-	3,031	4,331	530	3,031	4,861	7,892	790
01/18/11	Gardnerville / Venture Dr.	-	305	3,072	133	305	3,205	3,510	416
01/18/11	Reno / N. McCarran Blvd.	-	1,114	3,219	122	1,114	3,341	4,455	436
01/18/11	Sparks / Boxington Way	-	1,360	3,684	149	1,360	3,833	5,193	495
01/18/11	Reno / S. Virginia St.	-	618	2,120	123	618	2,243	2,861	295
01/18/11	Reno / Selmi Dr.	-	361	3,021	117	361	3,138	3,499	405
02/08/11	Wanut Creek	-	615	9,422	327	615	9,749	10,364	1,279
05/26/11	Southern Blvd./Bronx	8,459	2,280	14,836	2,747	2,280	17,583	19,863	2,575
07/07/11	Aventura/NE 188th St	-	5,968	5,129	204	5,968	5,333	11,301	561
07/12/11	Torrance/Crenshaw & Del Amo	-	2,040	8,269	340	2,040	8,609	10,649	914
08/01/11	Glendale/San Fernando & 2 Fwy	-	2,685	5,487	27	2,685	5,514	8,199	548
08/01/11	Alameda / Webster St.	-	3,008	8,235	77	3,008	8,312	11,320	814
09/27/11	Laurel / Cherry Lane Court	-	1,110	2,483	139	1,110	2,622	3,732	273
10/25/11	Moorpark/W. Los Angeles Ave.	-	1,848	7,649	166	1,848	7,815	9,663	745
12/21/11	Dallas / Ross Ave.	-	917	4,494	206	917	4,700	5,617	425

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/21/12	Montclair/Arrow Hwy	-	2,221	7,540	75	2,221	7,615	9,836	547
03/21/12	Hialeah/W. 4th Ave.	-	1,814	4,727	102	1,814	4,829	6,643	352
03/21/12	PompanoBch/Copans & Andrews	-	2,441	4,263	59	2,441	4,322	6,763	313
03/21/12	Randolph/North St & Oak St	-	1,842	2,941	234	1,842	3,175	5,017	263
03/21/12	Wayne/Route 23	-	1,545	3,558	241	1,545	3,799	5,344	311
03/21/12	Philadelphia/Castor Ave.	-	2,410	4,906	1,579	2,410	6,485	8,895	783
05/25/12	Ft. Lauderdale/ SE 24th St	-	1,557	8,762	311	1,557	9,073	10,630	596
05/25/12	Brooklyn/Fulton St.	-	4,675	4,602	237	4,675	4,839	9,514	331
06/01/12	Hialeah / Palmetto Expressway	-	1,886	3,300	75	1,886	3,375	5,261	344
06/01/12	Clearwater/Gulf To Bay	-	1,147	1,613	80	1,147	1,693	2,840	187
06/01/12	Clearwater/ E. Bay Drive	-	782	1,664	-	782	1,664	2,446	175
06/19/12	Valencia/Kelly Johnson Pkwy	-	4,112	9,117	88	4,112	9,205	13,317	570
06/27/12	Sylmar/Foothill & Yarnell	-	3,102	7,333	210	3,102	7,543	10,645	491
07/19/12	Whittier/Penn St	-	823	4,343	754	823	5,097	5,920	379
08/29/12	Burlington/Route 130	-	579	1,981	217	579	2,198	2,777	148
09/27/12	Waipio/Ka Uka Blvd	-	5,832	16,175	160	5,832	16,335	22,167	829
09/27/12	Pearl City/Kuala St.	-	6,828	17,291	140	6,828	17,431	24,259	882
10/04/12	Missouri City/Rocky Creek	-	957	4,336	188	957	4,524	5,481	234
10/10/12	Bronx/GerardAve.	-	4,941	23,559	20,332	5,260	43,572	48,832	499
10/11/12	Mesa/E Baseline & Lindsay	-	633	2,199	267	633	2,466	3,099	148
11/08/12	Marietta/Lower Roswell Rd.	-	703	4,964	52	703	5,016	5,719	224
12/11/12	Suwanee/McGinnis Ferry	-	1,344	3,343	403	1,344	3,746	5,090	170
12/18/12	Santa Clara/Lafayette	-	3,639	11,250	391	3,639	11,641	15,280	490
12/20/12	Orlando/Silver Star Rd.	-	1,803	2,334	199	1,803	2,533	4,336	116
12/20/12	Orlando/S. Goldenrod Rd.	-	1,517	2,740	167	1,517	2,907	4,424	128
12/20/12	Kissimmee/N John Young	-	1,083	2,772	167	1,083	2,939	4,022	130
12/21/12	Oxnard/ E. Ventura Blvd.	-	604	4,386	152	604	4,538	5,142	193
03/20/13	Surprise/W. Willow Ave.	-	658	6,255	66	658	6,321	6,979	381
03/21/13	Atlanta/Donald Lee Hollowell Pky	-	365	5,878	264	365	6,142	6,507	387
05/22/13	Phoenix / N. Cave Creek Rd	-	731	7,062	116	731	7,178	7,909	337

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/01/13	Brighton/Lincoln St.	-	6,734	16,200	57	6,734	16,257	22,991	491
08/01/13	Everett/Broadway St.	-	981	16,027	58	981	16,085	17,066	477
08/01/13	Waltham/Moody St.	-	7,715	18,398	47	7,715	18,445	26,160	557
08/01/13	Woburn/Washington St.	-	5,688	20,744	69	5,688	20,813	26,501	624
08/01/13	Cranston/Park Ave.	-	728	9,397	58	728	9,455	10,183	277
08/08/13	Boca Raton/Holland Dr	-	16,165	7,567	123	16,165	7,690	23,855	225
08/08/13	Boca Raton/Clint Moore	-	8,797	7,813	157	8,797	7,970	16,767	233
08/08/13	North Palm Beach / Northlake	-	5,215	5,328	52	5,215	5,380	10,595	156
08/08/13	North Palm Beach / US Hwy 1	-	13,069	6,497	118	13,069	6,615	19,684	191
08/08/13	Palm Beach Gardens / E Park	-	7,610	6,382	167	7,610	6,549	14,159	190
08/08/13	Palm Beach Gardens / Burns	-	11,334	12,279	166	11,334	12,445	23,779	361
08/08/13	Vero Beach / 5th St SW	-	286	1,603	102	286	1,705	1,991	48
08/08/13	W. Palm Beach / Okeechobee	-	4,726	5,345	223	4,726	5,568	10,294	159
08/08/13	W. Palm Beach / N Jog Rd.	-	2,716	5,914	113	2,716	6,027	8,743	174
08/08/13	Lantana / Hypoluxo Rd.	-	4,625	4,792	191	4,625	4,983	9,608	143
08/08/13	Bradenton / 53rd Ave E	-	3,005	4,239	146	3,005	4,385	7,390	125
08/08/13	Clearwater / 66th St N	-	1,466	6,609	140	1,466	6,749	8,215	194
08/08/13	New Port Richey / Mitchell	-	934	5,048	108	934	5,156	6,090	149
08/08/13	Port Richey / Embassy Blvd.	-	689	2,724	65	689	2,789	3,478	80
08/08/13	Tampa / N Dale Mabry Hwy	-	1,661	3,036	171	1,661	3,207	4,868	90
08/08/13	Fort Myers / Colonial Bl	-	2,365	5,852	145	2,365	5,997	8,362	172
08/08/13	Kissimmee / Simpson Rd	-	2,975	2,368	270	2,975	2,638	5,613	72
08/08/13	Ocala / 2110 NE 36th Ave (South)	-	293	2,781	172	293	2,953	3,246	84
08/08/13	Ocala / 3407 NE 36th Ave (North)	-	207	1,744	103	207	1,847	2,054	52
08/08/13	Orlando / N John Young Pkwy	-	797	5,835	186	797	6,021	6,818	173
08/08/13	Orlando / Silver Star Rd	-	775	4,297	201	775	4,498	5,273	130
08/29/13	Westwood/S. Sepulveda Blvd.	-	15,228	15,758	344	15,228	16,102	31,330	427
09/18/13	Somerville/Middlesex Ave.	-	2,249	14,496	95	2,249	14,591	16,840	312
09/26/13	Spring / I-45 & Spring Stuebner	-	549	5,343	57	549	5,400	5,949	111
10/03/13	Alpharetta / S. Main St	-	1,296	7,673	87	1,296	7,760	9,056	153

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/03/13	Barnwell / Ellenton St	-	429	2,286	81	429	2,367	2,796	46
10/03/13	Austin / W 5th Street	-	10,825	5,612	95	10,825	5,707	16,532	113
10/03/13	North Charleston/Dorchester Rd	-	1,346	7,604	51	1,346	7,655	9,001	151
10/03/13	Summerville / N. Main St	-	1,556	4,604	80	1,556	4,684	6,240	92
10/03/13	Charlotte / Reames Rd	-	2,467	5,785	77	2,467	5,862	8,329	115
10/03/13	Monroe Indian Trail / W Highway 74	-	1,294	5,340	90	1,294	5,430	6,724	106
10/03/13	Mooresville / Brawley School Rd	-	4,569	3,601	14	4,569	3,615	8,184	71
10/03/13	Charlotte / Tyvola Crossing	-	658	7,062	92	658	7,154	7,812	141
10/03/13	Charlotte / Mount Holly Rd	-	735	2,855	55	735	2,910	3,645	57
10/03/13	Charlotte / N. Tryon-Uptown	-	1,016	3,759	52	1,016	3,811	4,827	74
10/03/13	Orangeburg / North Rd	-	1,975	3,017	64	1,975	3,081	5,056	60
10/03/13	Sumter / N Guignard Dr	-	959	2,218	74	959	2,292	3,251	44
10/03/13	Sumter / Broad St	-	1,327	2,655	72	1,327	2,727	4,054	53
10/03/13	Dallas City Place/N Central	-	6,999	4,638	73	6,999	4,711	11,710	93
10/03/13	Plano / W. Plano Pkwy	-	4,044	4,935	106	4,044	5,041	9,085	99
10/03/13	Florence / 2nd Loop Rd	-	1,161	4,671	52	1,161	4,723	5,884	93
10/03/13	Friendswood E FM 528 Rd	-	1,381	5,326	73	1,381	5,399	6,780	106
10/03/13	Houston / San Felipe St	-	11,762	5,585	172	11,762	5,757	17,519	107
10/03/13	Conroe / I-45 South	-	1,222	4,102	104	1,222	4,206	5,428	82
10/03/13	Houston / Barker Cypress Rd	-	2,765	3,386	107	2,765	3,493	6,258	68
10/03/13	Houston / W Little York Rd	-	1,385	2,768	88	1,385	2,856	4,241	56
10/03/13	Houston / Louetta Rd	-	1,780	2,351	97	1,780	2,448	4,228	47
10/03/13	Houston / Kuykendahl Rd	-	845	1,711	193	845	1,904	2,749	35
10/03/13	Jersey Village / Northwest Fwy	-	5,653	6,017	207	5,653	6,224	11,877	121
10/03/13	Magnolia / FM 1488 Rd	-	4,343	3,597	121	4,343	3,718	8,061	72
10/03/13	Spring / Cypresswood Dr	-	1,154	2,919	125	1,154	3,044	4,198	59
10/03/13	Spring / Stuebner Airline Rd	-	1,093	1,996	130	1,093	2,126	3,219	40
10/03/13	Tomball / Kuykendahl Rd	-	1,613	3,806	112	1,613	3,918	5,531	77
10/03/13	Norfolk / W. 35th St	-	1,438	8,710	93	1,438	8,803	10,241	173
10/03/13	Virginia Beach / Haden Rd	-	1,008	5,737	73	1,008	5,810	6,818	114

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/03/13	Chesapeake/ Battlefield Blvd N	-	3,732	4,673	214	3,732	4,887	8,619	95
10/03/13	Carrboro Chapel Hill / Greensboro	-	8,712	4,219	128	8,712	4,347	13,059	84
10/03/13	Carrboro / Jones Ferry Rd	-	-	3,630	99	-	3,729	3,729	72
10/03/13	San Antonio / NE Loop 410	-	1,313	4,696	73	1,313	4,769	6,082	94
10/03/13	Pooler / Pipemaker Circle	-	6,398	5,161	130	6,398	5,291	11,689	103
10/03/13	Savannah / Largo Dr	-	2,537	3,411	60	2,537	3,471	6,008	69
10/03/13	Statesboro / Stambuk Lane	-	4,565	3,961	102	4,565	4,063	8,628	80
10/03/13	Beaufort / Storage Rd	-	1,971	4,850	76	1,971	4,926	6,897	97
10/03/13	Hilton Head /Mathews Dr	-	3,904	4,437	160	3,904	4,597	8,501	88
10/03/13	Hilton Head /Dillon Rd	-	1,283	1,217	211	1,283	1,428	2,711	26
10/03/13	Hilton Head /Arrow Rd	-	654	1,049	83	654	1,132	1,786	21
10/03/13	Hilton Head/Marshland	-	1,301	1,287	179	1,301	1,466	2,767	26
10/30/13	Long Beach / Atlantic Ave.	6,024	3,835	5,177	320	3,835	5,497	9,332	70
12/12/13	Duluth/Pleasant Hill	-	1,631	5,344	7	1,631	5,351	6,982	29
12/12/13	Decatur/Austin Dr & Redwing Cir	-	2,139	3,463	54	2,139	3,517	5,656	19
12/12/13	Dunwoody / Dunwoody Park	-	2,519	4,797	7	2,519	4,804	7,323	26
12/12/13	Marietta/Johnson Ferry & Roswell Rd	-	2,956	5,964	40	2,956	6,004	8,960	32
12/12/13	Roswell/Hwy 92 & Sandy Plains Rd	-	2,168	3,012	7	2,168	3,019	5,187	16
12/12/13	Sandy Springs/Roswell &Windsor	-	5,512	6,362	57	5,512	6,419	11,931	34
12/12/13	Tucker / Montreal Circle	-	1,112	4,732	57	1,112	4,789	5,901	26
12/12/13	Charlotte/N.Tryon & University City Bl	-	5,004	3,937	5	5,004	3,942	8,946	21
12/12/13	Denver / I-25 & Santa Fe Dr	-	5,462	6,681	-	5,462	6,681	12,143	36
12/12/13	Aurora / S.Reservoir & Quincy Ave	-	3,326	3,707	1	3,326	3,708	7,034	21
12/12/13	Littleton / Kipling & Bowles	-	3,994	3,253	1	3,994	3,254	7,248	18
12/12/13	Lone Tree/Park Meadows & Yosemite	-	6,862	5,506	12	6,862	5,518	12,380	30
12/12/13	Aventura / Biscayne Blvd	-	7,969	3,401	-	7,969	3,401	11,370	18
12/12/13	Coconut Creek / N.State Rd 7 & NW 61st	-	5,375	4,387	1	5,375	4,388	9,763	24
12/12/13	Davie/S University & Griffin Rd	-	3,489	4,406	30	3,489	4,436	7,925	24
12/12/13	Deerfield Beach/W.Hillsboro Bl	-	4,914	4,600	50	4,914	4,650	9,564	25
12/12/13	Fort Lauderdale / NE 14th Ave	-	1,179	6,281	-	1,179	6,281	7,460	34

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/12/13	Sunrise / Commercial West	-	4,639	4,964	1	4,639	4,965	9,604	27
12/12/13	Miami / Doral Blvd	-	3,585	7,100	-	3,585	7,100	10,685	38
12/12/13	Pembroke Pines/Sheridan & I-75	-	3,537	6,387	-	3,537	6,387	9,924	35
12/12/13	Weston / S Commerce Pkwy West	-	4,140	6,154	-	4,140	6,154	10,294	33
12/12/13	Weston / S Commerce Pkwy East	-	5,804	5,253	-	5,804	5,253	11,057	28
12/12/13	Coral Springs/Coral Ridge & Sawgrass	-	4,667	7,797	5	4,667	7,802	12,469	42
12/12/13	Davie/ Orange Dr & Flamingo Rd	-	3,572	6,560	50	3,572	6,610	10,182	36
12/12/13	Miami Gardens / NW 167th	-	2,654	5,627	70	2,654	5,697	8,351	30
12/12/13	Merritt Island / S. Plumosa St	-	2,424	3,450	-	2,424	3,450	5,874	19
12/12/13	Orlando/N. Goldenrod & Yucatan	-	1,945	3,771	-	1,945	3,771	5,716	21
12/12/13	Oviedo / Aloma & Red Bug Lake	-	4,633	3,927	-	4,633	3,927	8,560	21
12/12/13	Palm Bay/Babcock St & Palm Bay	-	572	2,993	-	572	2,993	3,565	16
12/12/13	Midlothian / Hull Street Road	-	2,613	3,088	11	2,613	3,099	5,712	17
12/12/13	Fairfax/Waples Mill	-	12,388	10,427	22	12,388	10,449	22,837	56
12/12/13	Manassas/Sudley Rd	-	12,471	4,555	5	12,471	4,560	17,031	25
12/12/13	Sterling/Gentry Dr & Cascades Pky	-	8,454	4,454	9	8,454	4,463	12,917	24
12/12/13	Centreville/Stone Rd & Lee Hwy	-	12,913	6,287	11	12,913	6,298	19,211	34
12/12/13	Woodbridge / Prince William Pkwy	-	6,991	3,746	7	6,991	3,753	10,744	20
12/12/13	Boynton Beach/E. Industrial Ave	-	3,683	5,458	1	3,683	5,459	9,142	30
12/12/13	Boynton Beach / Boynton Mall	-	3,140	6,529	-	3,140	6,529	9,669	35
12/12/13	Lake Worth / Hypoluxo & Jog Rd	-	2,158	4,207	-	2,158	4,207	6,365	23
12/12/13	Boca Raton / Turnpike & Glades	-	5,559	6,779	1	5,559	6,780	12,339	37
12/12/13	Fort Pierce / US Hwy 1 S	-	2,827	3,066	-	2,827	3,066	5,893	17
12/12/13	Greenacres/Lake Worth & Jog Rd	-	1,441	2,384	1	1,441	2,385	3,826	13
12/12/13	Lantana/Hypoluxo & Military Trl	-	4,207	3,432	1	4,207	3,433	7,640	19
12/12/13	Stuart/SE Federal Hwy & Kanner	-	1,495	2,850	-	1,495	2,850	4,345	15
12/12/13	Vero Beach / 4th St	-	3,530	3,444	5	3,530	3,449	6,979	19
12/19/13	Miramar/SW 29th St.	-	2,299	7,665	37	2,299	7,702	10,001	36
12/20/13	Hawthorne/Rosecrans& Inglewood	-	5,615	10,953	-	5,615	10,953	16,568	32

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2013	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2013			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage Facility - Europe

3/31/08	West London	-	5,730	14,278	3,011	4,824	18,195	23,019	10,600

Other properties

02/16/96	Glendale/Western Avenue	-	1,622	3,771	17,441	1,612	21,222	22,834	20,876
12/13/99	Burlingame	-	4,043	9,434	952	4,042	10,387	14,429	6,143
04/28/00	San Diego/Sorrento	-	1,282	3,016	996	1,023	4,271	5,294	2,543
12/30/99	Tamarac Parkway	-	1,902	4,467	1,373	1,890	5,852	7,742	5,238
04/02/02	Long Beach	-	887	6,251	344	887	6,595	7,482	2,060
08/22/06	Lakewood 512	-	4,437	6,685	2,162	4,437	8,847	13,284	3,654
08/22/06	Olive Innerbelt	-	787	3,023	67	787	3,090	3,877	943
08/22/06	St. Peters (land)	-	1,138	-	-	1,138	-	1,138	-
08/22/06	Monocacy (land)	-	1,386	-	-	1,386	-	1,386	-
08/22/06	Dolfield (land)	-	643	-	-	643	-	643	-
08/22/06	Village of Bee Caves (land)	-	544	-	-	544	-	544	-
08/22/06	Fontana (land)	-	99	-	-	99	-	99	-

	Construction in progress	-	-	-	52,336	-	52,336	52,336	-

		$ 88,953	$ 3,262,447	$ 7,279,413	$ 1,796,732	$ 3,321,236	$ 9,017,356	$ 12,338,592	$ 4,098,814

Note:	Buildings are depreciated over a useful life of 25 years.