Form 10-Q
period 2014-03-31
Public Storage
filed 2014-05-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 1, 2014:

Common Shares of beneficial interest, $.10 par value per share – 172,539,982 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2014 and December 31, 2013	1

	Statements of Income for the Three Months Ended March 31, 2014 and 2013	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	3

	Statement of Equity for the Three Months Ended March 31, 2014	4

	Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	5-6

	Condensed Notes to Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6.	Exhibits	54

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$101,112	$19,169
Real estate facilities, at cost:
Land	3,327,012	3,321,236
Buildings	9,012,703	8,965,020
	12,339,715	12,286,256
Accumulated depreciation	(4,192,529)	(4,098,814)
	8,147,186	8,187,442
Construction in process	37,742	52,336
	8,184,928	8,239,778

Investments in unconsolidated real estate entities	858,222	856,182
Goodwill and other intangible assets, net	232,273	246,854
Loan receivable from Shurgard Europe	209,557	428,139
Other assets	96,490	86,144
Total assets	$9,682,582	$9,876,266

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$50,100
Term loan	372,000	700,000
Notes payable	88,150	88,953
Accrued and other liabilities	222,608	218,358
Total liabilities	682,758	1,057,411

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized, 151,900 shares issued (in series) and outstanding, (142,500 at December 31, 2013),
at liquidation preference	3,797,500	3,562,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,236,050 shares issued and outstanding (171,776,291 shares at
December 31, 2013)	17,224	17,178
Paid-in capital	5,544,204	5,531,034
Accumulated deficit	(385,512)	(318,482)
Accumulated other comprehensive loss	(15)	(500)
Total Public Storage shareholders’ equity	8,973,401	8,791,730
Noncontrolling interests	26,423	27,125
Total equity	8,999,824	8,818,855
Total liabilities and equity	$9,682,582	$9,876,266

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenues:
Self-storage facilities	$485,587	$439,665
Ancillary operations	34,037	31,235
	519,624	470,900

Expenses:
Self-storage cost of operations	156,068	140,993
Ancillary cost of operations	18,451	9,396
Depreciation and amortization	109,021	91,001
General and administrative	18,989	18,253
	302,529	259,643

Operating income	217,095	211,257
Interest and other income	2,402	5,581
Interest expense	(3,480)	(3,497)
Equity in earnings of unconsolidated real estate entities	14,604	11,643
Foreign currency exchange loss	(2,348)	(12,737)
Net income	228,273	212,247
Allocation to noncontrolling interests	(1,077)	(1,024)
Net income allocable to Public Storage shareholders	227,196	211,223
Allocation of net income to:
Preferred shareholders - distributions	(52,507)	(48,590)
Restricted share units	(637)	(697)
Net income allocable to common shareholders	$174,052	$161,936
Net income allocable to common shareholders per common share:
Basic	$1.01	$0.94
Diluted	$1.01	$0.94

Basic weighted average common shares outstanding	171,910	171,446
Diluted weighted average common shares outstanding	172,809	172,514
Cash dividends declared per common share	$1.40	$1.25

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income	$228,273	$212,247
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(1,863)	(32,621)
Adjust for foreign currency exchange loss included in net income	2,348	12,737
Other comprehensive income (loss)	485	(19,884)
Total comprehensive income	228,758	192,363
Allocation to noncontrolling interests	(1,077)	(1,024)
Comprehensive income allocable to Public Storage shareholders	$227,681	$191,339

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	(Loss) Income	Equity	Interests	Equity

Balances at December 31, 2013	$3,562,500	$17,178	5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 9,400,000 preferred shares (Note 8)	235,000	-	(7,503)	-	-	227,497	-	227,497
Issuance of common shares in connection with share-based compensation (459,759 shares) (Note 10)	-	46	25,363	-	-	25,409	-	25,409
Cash paid in lieu of common shares issued for restricted share unit vestings, net of share-based compensation expense (Note 10)	-	-	(4,690)	-	-	(4,690)	-	(4,690)
Net income	-	-	-	228,273	-	228,273	-	228,273
Net income allocated to noncontrolling interests	-	-	-	(1,077)	-	(1,077)	1,077	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(52,507)	-	(52,507)	-	(52,507)
Noncontrolling interests	-	-	-	-	-	-	(1,779)	(1,779)
Common shares and restricted share units ($1.40 per share)	-	-	-	(241,719)	-	(241,719)	-	(241,719)
Other comprehensive income (Note 2)	-	-	-	-	485	485	-	485
Balances at March 31, 2014	$3,797,500	$17,224	$5,544,204	$(385,512)	$(15)	$8,973,401	$26,423	$8,999,824

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$228,273	$212,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,021	91,001
Distributions received from unconsolidated real estate entities less than equity in earnings	(1,728)	(493)
Foreign currency exchange loss	2,348	12,737
Other	(7,205)	(6,153)
Total adjustments	102,436	97,092
Net cash provided by operating activities	330,709	309,339
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(13,136)	(7,818)
Construction in process	(25,517)	(27,779)
Acquisition of real estate facilities and intangibles (Note 3)	-	(13,540)
Disposition of portion of loan receivable from Shurgard Europe	216,217	-
Other	(4,495)	7,721
Net cash provided by (used in) investing activities	173,069	(41,416)
Cash flows from financing activities:
Repayments on bank credit facility	(50,100)	(133,000)
Repayments on term loan	(328,000)	-
Repayments on notes payable	(710)	(193,186)
Issuance of common shares	25,409	3,863
Issuance of preferred shares	227,497	701,687
Distributions paid to Public Storage shareholders	(294,226)	(263,733)
Distributions paid to noncontrolling interests	(1,779)	(1,692)
Net cash (used in) provided by financing activities	(421,909)	113,939
Net increase in cash and cash equivalents	81,869	381,862
Net effect of foreign exchange translation on cash and cash equivalents	74	(849)
Cash and cash equivalents at the beginning of the period	19,169	17,239
Cash and cash equivalents at the end of the period	$101,112	$398,252

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(116)	$789
Investments in unconsolidated real estate entities	(312)	18,553
Loan receivable from Shurgard Europe	2,365	12,430
Accumulated other comprehensive loss	(1,863)	(32,621)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

At March 31, 2014, we have direct and indirect equity interests in 2,202 self-storage facilities (with approximately 141 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  In Europe, we own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 31 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2014, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Collectively, at March 31, 2014, the Company and the Subsidiaries own 2,188 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At March 31, 2014, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates and assumptions.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code.  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2014, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2014, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

Cash Equivalents, Marketable Securities and Other Financial Instruments

Cash equivalents represent highly liquid financial instruments such as money market funds with daily liquidity or short-term commercial paper or treasury securities maturing within three months of acquisition.  Cash and cash equivalents which are restricted from general corporate use are included in other assets.  Commercial paper not maturing within three months of acquisition, which we intend and have the capacity to hold until maturity, are included in marketable securities and accounted for using the effective interest method.    Transfers of financial assets are recorded as sales when the asset is put presumptively beyond our and our creditors’ reach, there is no impediment to the transferee’s right to pledge or exchange the asset, we have surrendered effective control of the asset, we have no actual or effective right or requirement to repurchase the asset and, in the case of a transfer of a participating interest, there is no impediment to our right to pledge or exchange the participating interest we retain.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

At March 31, 2014, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at March 31, 2014 and December 31, 2013.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2014 and December 31, 2013.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the land lease expense to each period.  At March 31, 2014, these intangibles have a net book value of $38.8 million ($53.4 million at December 31, 2013).  Accumulated amortization totaled $42.4 million at March 31, 2014 ($35.1 million at December 31, 2013), and amortization expense of $14.6 million and $2.6 million was recorded in the three months ended March 31, 2014 and 2013, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2014 is $22.0 million in the remainder of 2014, $8.2 million in 2015 and $8.6 million thereafter.  During the three months ended March 31, 2013, intangibles were increased $0.3 million, in connection with the acquisition of self-storage facilities and leasehold interests.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

If we determine, based upon the relevant events and circumstances and other such qualitative factors, that it is more likely than not that the “Shurgard” trade name is unimpaired, we do not record an impairment charge and no further analysis is performed.  Otherwise, we record an impairment charge for any excess of carrying amount over quantitatively assessed fair value.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.375 U.S. Dollars per Euro at March 31, 2014 (1.377 at December 31, 2013), and average exchange rates of 1.370 and 1.320 for the three months ended March 31, 2014 and 2013, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard (ASU No. 2014-08) that requires us to classify as discontinued operations the operating results for those facility disposals that represent a strategic shift and have a major impact upon operations, as compared to presenting all facility disposals as discontinued operations under the previous standard.  Prospective application is required. As the standard encourages, we are early adopting the standard on January 1, 2014.  The adoption of ASU No. 2014-08 had no impact on our financial condition or results of operations.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries, (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation”), and (iii) the remaining net income is allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

Basic net income per share is computed using the weighted average common shares outstanding.  Diluted net income per share is computed using the weighted average common shares outstanding, adjusted for the impact, if dilutive, of stock options outstanding (Note 10).

The following table reflects our net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in thousands)

Net income allocable to common shareholders	$174,052	$161,936

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	171,910	171,446
Net effect of dilutive stock options - based
on treasury stock method	899	1,068
Diluted weighted average common shares outstanding	172,809	172,514

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities is as follows:

Three Months Ended March 31, 2014
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,286,256
Capital expenditures to maintain real estate facilities	13,136
Newly developed facilities opened for operation	40,111
Impact of foreign exchange rate changes	212
Ending balance	12,339,715
Accumulated depreciation:
Beginning balance	(4,098,814)
Depreciation expense	(93,619)
Impact of foreign exchange rate changes	(96)
Ending balance	(4,192,529)
Construction in process:
Beginning balance	52,336
Current development	25,517
Newly developed facilities opened for operation	(40,111)
Ending balance	37,742
Total real estate facilities at March 31, 2014	$8,184,928

We completed expansion and development activities during the three months ended March 31, 2014, adding 335,000 net rentable square feet of self-storage space, at an aggregate cost of $40.1 million.  Construction in process at March 31, 2014, consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 1.9 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $195 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2014	December 31, 2013

PSB	$422,643	$424,538
Shurgard Europe	428,265	424,095
Other Investments	7,314	7,549
Total	$858,222	$856,182

	Equity in Earnings of Unconsolidated Real Estate Entites for the
	Three Months Ended March 31,
	2014	2013

PSB	$5,337	$4,610
Shurgard Europe	8,884	6,667
Other Investments	383	366
Total	$14,604	$11,643

During the three months ended March 31, 2014 and 2013, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $12.9 million and $11.2 million, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2014 and December 31, 2013, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2014  ($83.62 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.2 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2014	2013

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$95,487	$88,278
Costs of operations	(33,444)	(29,384)
Depreciation and amortization	(28,441)	(26,961)
General and administrative	(2,487)	(2,399)
Other items	(3,314)	(4,545)
Net income	27,801	24,989
Allocations to preferred shareholders and
restricted share unitholders	(15,158)	(13,883)
Net income allocated to common shareholders and
LP Unitholders	$12,643	$11,106

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	March 31,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily real estate)	$2,234,205	$2,238,559
Debt	250,000	250,000
Other liabilities	71,014	73,919
Equity:
Preferred stock	995,000	995,000
Common equity and units	918,191	919,640

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.   In addition, Shurgard Europe pays a license fee to Public Storage for the use of the “Shurgard” trademark and Public Storage has provided a loan to Shurgard (see Note 5).

Changes in foreign currency exchange rates increased our investment in Shurgard Europe by approximately $0.3 million during the three months ended March 31, 2014, and decreased our investment by approximately $18.6 million during the three months ended March 31, 2013.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods,  rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	March 31,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,459,228	$1,468,155
Total debt to third parties	135,370	154,119
Total shareholder loan	427,668	428,139
Other liabilities	111,306	107,550
Equity	784,884	778,347

Exchange rate of Euro to U.S. Dollar	1.375	1.377

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

	2014	2013

	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$63,659	$60,524
Self-storage and ancillary cost of operations	(25,519)	(24,763)
Depreciation and amortization	(15,241)	(15,392)
General and administrative	(3,834)	(2,586)
Interest expense on third party debt	(1,136)	(1,346)
Trademark license fee payable to Public Storage	(637)	(606)
Interest expense on shareholder loan	(9,670)	(9,272)
Lease termination charge and other (a)	202	(2,830)

Net income	$7,824	$3,729
Average exchange rates Euro to the U.S. Dollar	1.370	1.320

(a) Amount for the three months ended March 31, 2013 includes a $2.8 million lease termination charge associated with Shurgard Europe's closure of a facility in France.

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan.  Our equity in earnings of Shurgard Europe for the three months ended March 31, 2014 and 2013, consists of our equity ownership (49%) of Shurgard Europe’s net income adjusted for 49% of the trademark license fee and interest paid to Shurgard Europe’s shareholders.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

	2014	2013

	(Amounts in thousands)
For the three months ended March 31,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$3,834	$1,827
Adjustments:
49% of trademark license fees	312	297
49% of interest on shareholder loan	4,738	4,543

Total equity in earnings of Shurgard Europe	$8,884	$6,667

Trademark license fees and interest paid to Public Storage in excess of our 49% equity ownership (in excess of the amounts in the above table) are included in “Interest and other income” on our Statements of Income.  These amounts totaled $0.3 million for trademark license fees and $1.5 million in interest for the three months ended March 31, 2014, as compared to $0.3 million for trademark license fees and $4.7 million in interest for the same period in 2013.  The reduction in excess interest during the three months ended March 31, 2014, as compared to the same period in 2013, is due to the sale, on January 28, 2014, of 51% of the shareholder loan to our joint venture partner reducing our ownership of the loan to 49% (see Note 5).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Other Investments

At March 31, 2014, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to the Other Investments:

	2014	2013

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$3,516	$3,422
Cost of operations and other expenses	(1,312)	(1,277)
Depreciation and amortization	(506)	(466)
Net income	$1,698	$1,679

	March 31,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$25,993	$26,531
Total accrued and other liabilities	1,625	1,412
Total Partners’ equity	24,368	25,119

5.Loan Receivable from Shurgard Europe

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1million).  On January 28, 2014, our joint venture partner in Shurgard Europe acquired a  51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  As of March 31, 2014, we owned a 49% interest in the loan, which had a balance of €311.0 million ($427.7 million).

The loan bears interest at a fixed rate of 9.0% per annum and has no required principal payments until maturity in April 2019,  but can be prepaid in part or in full at any time without penalty.

As a result of the sale of the interest in the loan, the 51% of the loan interest that we previously recorded as interest income ceased as of January 28, 2014, while the interest received with respect to our remaining 49% ownership of the loan is recorded as equity in earnings on our income statement (see Note 4).  For the three months ended March 31, 2014 and 2013, we recorded interest income with respect to this loan of approximately $1.5 million and $4.7 million, respectively.

Because we expected repayment of the loan in the foreseeable future for all periods presented, foreign exchange rate gains or losses due to changes in exchange rates between the Euro and the U.S. Dollar are recognized on our income statements as “foreign currency exchange gain (loss).”  We recognized a $2.3 million foreign currency exchange loss in the three months ended March 31, 2014, based upon the change in the U.S. dollar equivalent of the loan between December 31, 2013 and i) January 28, 2014, with respect to the 51% interest sold, and ii) March 31, 2014, with respect to our remaining 49% interest in the loan. In the same period in 2013, we recognized a foreign exchange rate loss totaling $12.7  million with respect to the loan.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

We believe that the interest rate on the loan approximates the market rate for loans with similar terms, conditions, subordination features, and tenor, and that the fair value of the loan approximates book value.  In our evaluation of market rates and fair value, we considered that Shurgard Europe has sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk is mitigated.  Shurgard Europe has made a total of €80.9 million in principal repayments on this loan and paid all interest when due since its inception on March 31, 2008.

6.Credit Facility, Term Loan and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at March  31, 2014).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at March 31, 2014).  At March 31, 2014 and May 2, 2014, we had no outstanding borrowings under this Credit Facility ($50.1 million at December 31, 2013).  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.1 million at March 31, 2014 and December 31, 2013.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2014.

On December 2, 2013, we entered into a one year $700 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank, the lead arranger for our Credit Facility.  The Term Loan matures on December 2, 2014 and can be repaid in full or part at any time prior to its maturity without penalty.  The interest rate and covenants on the Term Loan are the same as for the Credit Facility.  At March 31, 2014, outstanding borrowings under this Term Loan totaled $372.0 million ($700.0 million at December 31, 2013), at an interest rate of 1.055%.  As of May 2, 2014, outstanding balances under this Term Loan totaled $322.0 million.  In connection with the Term Loan, we incurred origination costs of $1.9 million which are amortized over the one year period of the Term Loan using the effective interest method.  As of March 31, 2014, we had $0.7 million ($1.8 million as of December 31, 2013) of unamortized loan costs.

The carrying amounts of our notes payable at March  31, 2014 and December 31, 2013, respectively, totaled $88.2 million and $89.0 million, with unamortized premium totaling $0.4 million and $0.5 million. These notes were assumed in connection with business combinations and recorded at fair value, with any premium or discount over the stated note balance amortized using the effective interest method.  At March 31, 2014, the notes have a 4.8% average effective rate, are secured by 45 real estate facilities with a net book value of approximately $222 million, have stated note rates between 2.9% and 7.1%, and mature between June 2014 and September 2028.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

At March  31, 2014, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2014 (remainder)	$25,403
2015	30,842
2016	15,920
2017	1,343
2018	11,077
Thereafter	3,565
$88,150
Weighted average effective rate	4.8%

Cash paid for interest totaled $3.8 million and $4.3 million for the three months ended March 31, 2014 and 2013, respectively.  Interest capitalized as real estate totaled $0.2 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

7.Noncontrolling Interests

At March 31, 2014, third parties own i) interests in Subsidiaries that own an aggregate of 14 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively hereinafter as the “Noncontrolling Interests.”  At March  31, 2014, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

During the three months ended March 31, 2014 and 2013, we allocated a total of $1.1 million and $1.0 million, respectively, in income to these interests; and we paid $1.8 million and $1.7 million, respectively, in distributions to these interests.

During the year ended December 31, 2013, we acquired Permanent Noncontrolling Interests for $6.2 million in cash, substantially all of which was allocated to paid-in-capital.

8.Shareholders’ Equity

Preferred Shares

At March 31, 2014 and December  31, 2013, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

			At March 31, 2014		At December 31, 2013
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	9,400	235,000	-	-
Total Preferred Shares			151,900	$3,797,500	142,500	$3,562,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At March  31, 2014, there were no dividends in arrears.

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

During the three months ended March 31, 2014, we issued an aggregate 9.4 million depositary shares, representing 1/1,000 of a share of our Series Y Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $235.0 million in gross proceeds, and we incurred an aggregate of $7.5 million in issuance costs.

During the three months ended March 31, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred $23.3 million in issuance costs.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Dividends

Common share dividends including amounts paid to our restricted share unitholders totaled $241.7 million ($1.40 per share) and $215.1 million ($1.25 per share), for the three months ended March 31, 2014 and 2013, respectively.  Preferred share dividends totaled $52.5 million and $48.6 million for the three months ended March 31, 2014 and 2013, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.7% of our common shares outstanding at March 31, 2014.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During each of the three month periods ended March 31, 2014 and 2013, we received $0.1 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

For each of the three month periods ended March 31, 2014 and 2013, we recorded $0.7 million in compensation expense related to stock options.

During the three months ended March 31, 2014, 200,000 stock options were granted, 372,402 options were exercised and 2,000 options were forfeited.  A total of 1,999,809 stock options were outstanding at March 31, 2014 (2,174,211 at December 31, 2013).

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

During the three months ended March 31, 2014, 180,600 RSUs were granted, 22,813 RSUs were forfeited and 148,045 RSUs vested.  This vesting resulted in the issuance of 87,357 common shares.  In addition, tax deposits totaling $10.0 million were made on behalf of employees in exchange for 60,688 common shares withheld upon vesting.

RSUs outstanding at March 31, 2014 and December 31, 2013 were 646,071 and 636,329, respectively.  A total of $5.6 million and $5.2 million in RSU expense was recorded for the three months ended March 31, 2014 and 2013, respectively, which include approximately $1.0 million and $0.8 million, respectively, in employer taxes incurred upon vesting.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,189 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At March  31, 2014, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Three months ended March 31, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$485,587	$-	$-	$-	$485,587
Ancillary operations	-	-	4,005	30,032	34,037
	485,587	-	4,005	30,032	519,624

Expenses:
Self-storage cost of operations	156,068	-	-	-	156,068
Ancillary cost of operations	-	-	1,315	17,136	18,451
Depreciation and amortization	108,333	-	688	-	109,021
General and administrative	-	-	-	18,989	18,989
	264,401	-	2,003	36,125	302,529

Operating income (loss)	221,186	-	2,002	(6,093)	217,095

Interest and other income	-	1,862	-	540	2,402
Interest expense	-	-	-	(3,480)	(3,480)
Equity in earnings of
unconsolidated real estate entities	383	8,884	5,337	-	14,604
Foreign currency exchange loss	-	(2,348)	-	-	(2,348)
Net income (loss)	$221,569	$8,398	$7,339	$(9,033)	$228,273

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

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

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At March 31, 2014, there were approximately 781,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $1.8 billion.

13.Subsequent Events

On April 4, 2014, we acquired a self-storage facility in Austin, Texas, consisting of approximately 86,000 net rentable square feet, for $6.0 million in cash and loan assumption of $4.8 million.

On April 14, 2014, we issued an additional 2.0 million depository shares, representing 1/1,000 of a share of our Series Y Preferred Shares, at an issuance price of $25.00 per depository share, for a total of $50.0 million in gross proceeds.

From April 1, 2014 through May 2, 2014, we repaid an additional $50.0 million on the Term Loan.

As of May 2, 2014, we are under contract to acquire (subject to customary closing conditions) five self-storage facilities in North Carolina, with an aggregate of approximately 342,000 net rentable square feet, at a total cost of approximately $26.0 million in cash.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Forward Looking Statements

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2014 and in our other filings with the SEC and the following:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2014 financial statements, primarily Note 2, summarize our significant accounting policies.

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

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the three months ended March 31, 2014, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

As of March 31, 2014, we had development and expansion projects which will add approximately 1.9 million net rentable square feet of storage space and will cost approximately $195 million.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  During the year ended December 31, 2013, we increased our investment in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.  We may invest further in these entities in the future.

As of March 31, 2014, our capital resources totaled approximately $625 million, consisting of (i) cash and cash equivalents totaling $101 million, (ii) approximately $285 million of available borrowing capacity on our revolving line of credit, (iii) $49 million in net proceeds from the issuance of 2.0 million additional depositary shares of our Series Y Preferred Shares on April 14, 4014, and (iv) $190 million of retained operating cash flow for the remainder of 2014.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders, and estimated capital expenditure requirements for the nine months ending December 31, 2014.

At March 31, 2014, we had estimated remaining 2014 capital commitments totaling approximately $586 million, consisting of $372 million to repay our term loan, $25 million in maturities on notes payable,

$32 million in property acquisitions, as well as approximately $157 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to bridge any gap between our capital resources and commitments which may include raising capital through the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.  See Liquidity and Capital Resources for further information regarding our remaining 2014 capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, net income allocable to our common shareholders was $174.1 million or $1.01 per diluted common share, compared to $161.9 million or $0.94 per diluted common share for the same period in 2013, representing an increase of $12.2 million or $0.07 per diluted common share.  This increase is due primarily to a $30.8 million increase in self-storage net operating income, offset partially by an $18.0 million increase in depreciation and amortization associated with acquired real estate facilities.

Our self-storage net operating income increased $30.8 million in the three months ended March 31, 2014 as compared to the same period in 2013, including $16.0 million for our Same Store Facilities and $14.8 million for our non-Same Store Facilities.  Revenues for the Same Store Facilities increased 5.1% or $21.3 million in the quarter ended March 31, 2014 as compared to the same period in 2013, due to higher realized annual rent per occupied square foot and higher average occupancy.  Cost of operations for the Same Store Facilities increased by 4.0% or $5.3 million in the quarter ended March 31, 2014 as compared to the same period in 2013, due primarily to weather related increases in snow removal and utilities expense and increased property tax expense, offset partially by lower advertising and selling costs.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition of 121 self-storage facilities from third parties since January 1, 2013.

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

For the three months ended March 31, 2014, FFO was $1.74 per diluted common share, as compared to $1.57 for the same period in 2013, representing an increase of $0.17 per diluted common share.

The following table reconciles net income to FFO and FFO per diluted common share:

	Three Months Ended March 31,
	2014	2013

	(Amounts in thousands, except per share data)

Computation of FFO per Share:

Net income allocable to common shareholders	$174,052	$161,936
Eliminate items excluded from FFO:
Depreciation and amortization	109,021	91,001
Depreciation from unconsolidated real estate investments	19,671	18,903
Depreciation allocated to noncontrolling interests and restricted share unitholders	(1,128)	(1,015)
Gains on sale of real estate investments, including our equity share	(87)	-
FFO allocable to common shares	$301,529	$270,825
Diluted weighted average common shares	172,809	172,514
FFO per share	$1.74	$1.57

In addition to FFO, we often discuss “Core FFO” per share which is also a non-GAAP measure that represents FFO per share, adjusted to exclude the impact of (i) foreign currency exchange losses, consisting of a loss of $2.3 million and $12.7 million for the three months ended March 31, 2014 and March 31, 2013, respectively, and (ii) other items, comprised primarily of a $7.8 million accrual related to a contingent legal settlement included in ancillary cost of operations for the three months ended March 31, 2014, and our $1.4 million share of charges incurred by Shurgard Europe in closing a facility during the same period in 2013.  We believe Core FFO is a helpful measure in understanding our ongoing earnings and cash flow.  We also believe that the analyst community reviews our Core FFO and Core FFO per share (or similar measures using different terminology).  Core FFO is not a substitute for net income, earnings per share or cash flow from operations.  Because other real estate investment trusts (“REITs”) may not compute Core FFO in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2014	2013	Change

FFO per share	$1.74	$1.57	10.8%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss	0.01	0.07
Other items	0.05	0.01
Core FFO per share	$1.80	$1.65	9.1%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the three months ended March 31, 2014.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2012, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2014	2013	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$440,622	$419,309	5.1%
Non Same Store Facilities	44,965	20,356	120.9%
Total rental income	485,587	439,665	10.4%
Cost of operations:
Same Store Facilities	139,529	134,205	4.0%
Non Same Store Facilities	16,539	6,788	143.7%
Total cost of operations	156,068	140,993	10.7%
Net operating income (a):
Same Store Facilities	301,093	285,104	5.6%
Non Same Store Facilities	28,426	13,568	109.5%
Total net operating income	329,519	298,672	10.3%
Total depreciation and amortization expense:
Same Store Facilities	(79,158)	(79,742)	(0.7)%
Non Same Store Facilities	(29,175)	(10,560)	176.3%
Total depreciation and
amortization expense	(108,333)	(90,302)	20.0%
Total net income	$221,186	$208,370	6.2%

Number of facilities at period end:
Same Store Facilities	1,983	1,983	-
Non Same Store Facilities	206	84	145.2%
Net rentable square footage at period end (in thousands):
Same Store Facilities	125,492	125,492	-
Non Same Store Facilities	15,130	6,294	140.4%

(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2013 and 2014.  The following table summarizes the historical operating results of these 1,983 facilities (125.5 million net rentable square feet) that represent approximately 89% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2014.

Selected Operating Data for the Same Store Facilities (1,983 facilities)
	Three Months Ended March 31,
			Percentage
	2014	2013	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$418,489	$398,305	5.1%
Late charges and administrative fees	22,133	21,004	5.4%
Total revenues (a)	440,622	419,309	5.1%

Cost of operations:
Property taxes	47,602	45,633	4.3%
On-site property manager payroll	26,823	26,372	1.7%
Supervisory payroll	8,853	9,300	(4.8)%
Repairs and maintenance	14,748	11,026	33.8%
Utilities	10,553	9,481	11.3%
Advertising and selling expense	6,483	7,659	(15.4)%
Other direct property costs	12,671	12,877	(1.6)%
Allocated overhead	11,796	11,857	(0.5)%
Total cost of operations (a)	139,529	134,205	4.0%
Net operating income (b)	301,093	285,104	5.6%
Depreciation and amortization expense	(79,158)	(79,742)	(0.7)%
Net income	$221,935	$205,362	8.1%

Gross margin (before depreciation and
amortization)	68.3%	68.0%	0.4%
Weighted average for the period:
Square foot occupancy (c)	92.6%	91.9%	0.8%
Realized annual rental income per:
Occupied square foot (d)	$14.41	$13.81	4.3%
Available square foot (“REVPAF”) (d)	$13.34	$12.70	5.0%
Weighted average at March 31:
Square foot occupancy	93.2%	92.3%	1.0%
Annual contract rent per occupied square foot (e)	$15.01	$14.41	4.2%

(a)Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(b)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements for the three months ended March 31, 2014 and 2013.

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

(e)Contract rent represents the applicable contractual monthly rent charged to our customers, excluding the impact of promotional discounts, late charges and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.1% in the three months ended March 31, 2014 as compared to the same period in 2013 due to a 0.8% increase in average occupancy and a 4.3% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot was due primarily to annual rent increases given to customers that have been renting with us longer than one year, and to a lesser extent, increased move-in rates.

Same Store average occupancy increased from 91.9% in the three months ended March 31, 2013 to 92.6% in the three months ended March 31, 2014, representing an increase of 0.8%.  We expect the year-over-year occupancy spread to continue to narrow during the remainder of 2014, due to more difficult comparisons.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing customers, the level of promotional activities required, and the average length of stay of our customers.

Increasing rental rates to existing customers, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term customers in the remainder of 2014, as we did in in the same periods of 2013.

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

During the three months ended March 31, 2014 and 2013, the average annualized contractual rates per occupied square foot for customers that moved in were $12.79 and $12.54, respectively, and for customers that vacated were $13.86 and $13.38, respectively.  Promotional discounts, generally representing a one-month reduction in contractual rents, given in the first month of tenancy, were $19.2 million and $19.4 million in the three months ended March 31, 2014 and 2013, respectively.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in the remainder of 2014.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific customers moving in or moving out, the length of stay of the customers moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing customers.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 4.0% in the three months ended March 31, 2014 as compared to the same period in 2013.  The increase in the three months ended March 31, 2014 was due primarily to increased snow removal and utility costs due to severe winter weather in many of the markets we operate in and increased property taxes, offset partially by reduced advertising and selling expense.

Property tax expense increased 4.3% in the three months ended March 31, 2014 as compared to the same period in 2013, due primarily to higher assessed values and tax rates.  We expect property tax growth of approximately 4.5% to 5% in the remainder of 2014.

On-site property manager payroll expense increased 1.7% in the three months ended March 31, 2014 as compared to the same period in in 2013.  This increase was due primarily to higher health care costs.  We expect minimal growth in on-site property manager payroll for the remainder of 2014, with higher health care costs and inflationary increases being partially offset by lower hours worked.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 4.8% in the three months ended March 31, 2014 as compared to the same period in in 2013 due primarily to decreased incentives.  We expect inflationary increases in supervisory payroll expense for the remainder of 2014 as compared to the same period in 2013.

Repairs and maintenance expense increased 33.8% in the three months ended March 31, 2014 as compared to the same period in 2013.  Repair and maintenance costs include snow removal expense totaling $7.1 million and $3.3 million in the three months ended March 31, 2014 and 2013, respectively.  Excluding snow removal costs, repairs and maintenance was flat in the three months ended March 31, 2014 as compared to the same period in in 2013.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2014 as compared to the same period in 2013, excluding snow removal expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 11.3% in the three months ended March 31, 2014 as compared to the same period in 2013 in large part due to the severe winter weather in many of the markets we operate in, as well as increases in energy prices.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; media and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  These costs declined 15.4% in the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to decreases in media advertising and telephone reservation center costs as a result of high occupancies.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in the remainder of 2014 as compared to the same period in 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs decreased 1.6% in the three months ended March 31, 2014 as compared to the same period in 2013 is due primarily to lower property insurance costs.  We expect inflationary increases in other direct property costs in the remainder of 2014 as compared to the same period in 2013.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 0.5% in the three months ended March 31, 2014 as compared to the same period in 2013.  We expect inflationary growth in allocated overhead in the remainder of 2014 as compared to the same period in 2013.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2014	$440,622
2013	$419,309	$430,179	$451,525	$443,055	$1,744,068

Total cost of operations:
2014	$139,529
2013	$134,205	$125,335	$127,753	$102,116	$489,409

Property taxes:
2014	$47,602
2013	$45,633	$44,972	$44,594	$27,781	$162,980

Repairs and maintenance:
2014	$14,748
2013	$11,026	$9,281	$9,870	$9,986	$40,163

Advertising and selling expense:
2014	$6,483
2013	$7,659	$6,580	$8,600	$4,957	$27,796

REVPAF:
2014	$13.34
2013	$12.70	$13.05	$13.67	$13.44	$13.21

Weighted average realized annual rent per occupied square foot:
2014	$14.41
2013	$13.81	$13.88	$14.49	$14.45	$14.16

Weighted average occupancy levels for the period:
2014	92.6%
2013	91.9%	94.0%	94.4%	93.0%	93.3%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended March 31,
	2014	2013	Change

	(Amounts in thousands, except for weighted average data)

Revenues:
Los Angeles (197 facilities)	$65,021	$62,163	4.6%
San Francisco (128 facilities)	37,215	35,014	6.3%
New York (79 facilities)	28,463	27,697	2.8%
Chicago (129 facilities)	27,240	25,968	4.9%
Washington DC (75 facilities)	21,247	20,769	2.3%
Seattle-Tacoma (85 facilities)	20,770	19,549	6.2%
Miami (61 facilities)	18,670	17,535	6.5%
Dallas-Ft. Worth (98 facilities)	17,354	16,221	7.0%
Houston (80 facilities)	16,062	14,900	7.8%
Atlanta (89 facilities)	15,236	14,355	6.1%
Philadelphia (55 facilities)	11,328	10,776	5.1%
Denver (47 facilities)	10,030	9,340	7.4%
Minneapolis-St Paul (41 facilities)	8,484	7,900	7.4%
Portland (43 facilities)	7,910	7,520	5.2%
Orlando-Daytona (45 facilities)	7,384	7,108	3.9%
All other markets (731 facilities)	128,208	122,494	4.7%
Total revenues	$440,622	$419,309	5.1%

Net operating income:
Los Angeles	$50,814	$47,871	6.1%
San Francisco	28,593	26,542	7.7%
New York	18,203	17,758	2.5%
Chicago	12,385	12,867	-3.7%
Washington DC	15,380	15,176	1.3%
Seattle-Tacoma	15,563	14,354	8.4%
Miami	12,431	11,642	6.8%
Dallas-Ft. Worth	11,414	10,373	10.0%
Houston	10,926	9,849	10.9%
Atlanta	10,528	9,686	8.7%
Philadelphia	6,856	6,897	-0.6%
Denver	6,981	6,418	8.8%
Minneapolis-St. Paul	5,059	4,626	9.4%
Portland	5,752	5,344	7.6%
Orlando-Daytona	4,850	4,519	7.3%
All other markets	85,358	81,182	5.1%
Total net operating income	$301,093	$285,104	5.6%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2014	2013	Change

Weighted average square foot occupancy:
Los Angeles	93.2%	92.9%	0.3%
San Francisco	94.1%	93.4%	0.7%
New York	92.7%	93.7%	(1.1)%
Chicago	91.8%	91.7%	0.1%
Washington DC	91.0%	91.5%	(0.5)%
Seattle-Tacoma	92.4%	91.2%	1.3%
Miami	94.3%	93.0%	1.4%
Dallas-Ft. Worth	93.4%	91.8%	1.7%
Houston	93.4%	92.3%	1.2%
Atlanta	92.1%	89.9%	2.4%
Philadelphia	93.0%	91.1%	2.1%
Denver	93.1%	93.4%	(0.3)%
Minneapolis-St. Paul	91.2%	90.3%	1.0%
Portland	93.9%	92.8%	1.2%
Orlando-Daytona	93.0%	92.3%	0.8%
All other markets	92.2%	91.4%	0.9%
Total weighted average occupancy	92.6%	91.9%	0.8%

Realized annual rent per occupied square foot:
Los Angeles	$19.80	$18.96	4.4%
San Francisco	20.64	19.53	5.7%
New York	22.20	21.33	4.1%
Chicago	13.95	13.30	4.9%
Washington DC	20.32	19.90	2.1%
Seattle-Tacoma	15.40	14.71	4.7%
Miami	17.34	16.51	5.0%
Dallas-Ft. Worth	11.25	10.71	5.0%
Houston	11.75	11.03	6.5%
Atlanta	10.54	10.17	3.6%
Philadelphia	13.54	13.14	3.0%
Denver	13.59	12.61	7.8%
Minneapolis-St. Paul	12.54	11.81	6.2%
Portland	14.39	13.84	4.0%
Orlando-Daytona	11.09	10.72	3.5%
All other markets	11.59	11.19	3.6%
Total realized rent per square foot	$14.41	$13.81	4.3%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2014	2013	Change
REVPAF:
Los Angeles	$18.47	$17.62	4.8%
San Francisco	19.43	18.25	6.5%
New York	20.57	19.98	3.0%
Chicago	12.81	12.20	5.0%
Washington DC	18.50	18.21	1.6%
Seattle-Tacoma	14.23	13.41	6.1%
Miami	16.35	15.35	6.5%
Dallas-Ft. Worth	10.51	9.83	6.9%
Houston	10.97	10.18	7.8%
Atlanta	9.70	9.14	6.1%
Philadelphia	12.59	11.97	5.2%
Denver	12.64	11.78	7.3%
Minneapolis-St. Paul	11.44	10.66	7.3%
Portland	13.52	12.84	5.3%
Orlando-Daytona	10.32	9.89	4.3%
All other markets	10.69	10.23	4.5%
Total REVPAF	$13.34	$12.70	5.0%

Net operating income for the New York, Washington DC, Chicago and Philadelphia markets were negatively impacted by increased snow removal and utility costs due to severe winter weather.

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

Non Same Store Facilities

The Non Same Store Facilities at March 31, 2014 represent 206 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2012, or that we did not own as of January 1, 2012.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Other facilities” includes all facilities that we have owned, but were not yet stabilized as of January 1, 2012, three facilities that we obtained control of and began consolidating in 2012 and three newly developed facilities opened since January 1, 2013.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE FACILITIES	Three Months Ended March 31,
	2014	2013	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
2013 third party acquisitions	$22,199	$40	$22,159
2012 third party acquisitions	6,434	4,957	1,477
Other facilities	16,332	15,359	973
Total rental income	44,965	20,356	24,609

Cost of operations before depreciation and amortization expense:
2013 third party acquisitions	$8,644	$9	$8,635
2012 third party acquisitions	2,365	1,891	474
Other facilities	5,530	4,888	642
Total cost of operations	16,539	6,788	9,751

Net operating income and net (loss) income:
2013 third party acquisitions	$13,555	$31	$13,524
2012 third party acquisitions	4,069	3,066	1,003
Other facilities	10,802	10,471	331
Total net operating income (a)	28,426	13,568	14,858
Depreciation and amortization expense	(29,175)	(10,560)	(18,615)
Net (loss) income	$(749)	$3,008	$(3,757)

At March 31:
Square foot occupancy:
2013 third party acquisitions	86.4%	61.7%	40.0%
2012 third party acquisitions	86.6%	82.1%	5.5%
Other facilities	81.6%	90.1%	(9.4)%
	84.9%	87.0%	(2.4)%

Annual contract rent per occupied square foot:
2013 third party acquisitions	$13.35	$12.13	10.1%
2012 third party acquisitions	14.28	13.12	8.8%
Other facilities	16.12	15.68	2.8%
	14.34	14.88	(3.6)%

Number of facilities:
2013 third party acquisitions	121	2	119
2012 third party acquisitions	24	24	-
Other facilities	61	58	3
	206	84	122
Net rentable square feet (in thousands):
2013 third party acquisitions	8,036	149	7,887
2012 third party acquisitions	2,117	1,908	209
Other facilities	4,977	4,237	740
	15,130	6,294	8,836

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014, the weighted average annualized yield for the facilities acquired in 2013 and 2012, respectively (excluding a facility that was acquired in 2012 and expanded in 2013), was 4.7% and 7.7%.

During the three months ended March 31, 2014, we completed expansions to the Other Facilities, adding 100,000 net rentable square feet of self-storage space, for an aggregate cost of $13 million and we opened two newly developed facilities for an aggregate cost of $27 million with 235,000 net rentable square feet of storage space.

We expect to increase the number of Non Same Storage Facilities over at least the next twelve months through development of additional self-storage space and acquisitions of existing facilities from third parties.  As of March 31, 2014, we had development and expansion projects which will add approximately 1.9 million net rentable square feet of storage space at a total cost of approximately $195 million.  A total of $38 million in costs were incurred through March 31, 2014, with the remaining costs expected to be incurred primarily in the remainder of 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

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

Equity in earnings of unconsolidated real estate entities

At March 31, 2014, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three months ended March 31, 2014 and 2013 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended March 31,
	2014	2013	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$5,337	$4,610	$727
Shurgard Europe	8,884	6,667	2,217
Other Investments	383	366	17
Total equity in earnings	$14,604	$11,643	$2,961

Investment in PSB:  At March 31, 2014 and December 31, 2013, we had an approximate 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

During the last six months of 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share, and 950,000 shares of PSB common stock from PSB at $79.25 per share.

At March 31, 2014, PSB owned and operated 29.7 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $5.3 million in the three months March 31, 2014 from $4.6 million in the same period in 2013. This increase was due primarily to incremental earnings generated by the properties PSB acquired in 2013.  See Note 4 to our March 31, 2014 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Our investment in PSB provides us with some diversification.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At March 31, 2014, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for the three months ended March 31, 2014 and 2013 is included in Note 4 to our March 31, 2014 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe.

Equity in earnings from Shurgard Europe increased to $8.9 million for the three months ended March 31, 2014 from $6.7 million for the same period in 2013.  The increase is due primarily to our equity share of improved property operations and the impact of a lease termination charge during three months ended March 31, 2013.

Shurgard Europe has no material development pipeline and no expectations in the short-term of any material third party facility acquisitions.  Accordingly, at least in the short-term, our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard Europe conducts its business, principally the Euro.

European Same Store Facilities:  The Shurgard Europe Same Store Pool represents the 174 facilities (9.2 million net rentable square feet, representing 92% of the aggregate net rentable square feet of Shurgard Europe’s self-storage portfolio) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2013 and 2014.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 174 facilities.  We restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three months ended March 31, 2014.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our March 31, 2014 financial statements, we disclose Shurgard Europe’s consolidated operating results for the three months ended March 31, 2014 and 2013.  Shurgard Europe’s consolidated operating results include 13 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (174 facilities):	Three Months Ended March 31,
			Percentage
	2014	2013	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$52,437	$51,770	1.3%
Less: Cost of operations (excluding depreciation and amortization expenses)	22,568	22,288	1.3%
Net operating income (b)	$29,869	$29,482	1.3%

Gross margin	57.0%	56.9%	0.2%

Weighted average for the period:
Square foot occupancy (c)	83.2%	79.9%	4.1%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (d)	$26.77	$27.58	(2.9)%
Available square foot (“REVPAF”) (d)	$22.27	$22.04	1.0%

Weighted average at March 31:
Square foot occupancy	86.1%	79.5%	8.3%
Annual contract rent per occupied square foot (e)	$28.93	$30.68	(5.7)%

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.370	1.370	-
Actual historical exchange rates	1.370	1.320	3.8%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for three months ended March 31, 2013 have been restated using the actual exchange rates for the three months ended March 31, 2014.

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

(e)Contract rent represents the applicable contractual monthly rent charged to tenants, excluding the impact of promotional discounts, late charges and administrative fees.

NOI increased 1.3% in the three months ended March 31, 2014 as compared to the same period in 2013, principally due to increases of 1.3% in revenue, offset partially by a 1.3% increase in cost of operations.  Due to the limited number of facilities in this portfolio and lack of geographic concentration, as well as recent volatile economic conditions in Western Europe, it is difficult to estimate revenue growth.  However, based upon current trends, it appears that revenue should increase modestly in the second quarter of 2014.

See “Liquidity and Capital Resources – Shurgard Europe” for additional information on Shurgard Europe’s liquidity.

Other Investments:  The “Other Investments” at March 31, 2014 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our March 31, 2014 financial statements under the “Other Investments” for certain condensed combined financial information of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by customers in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our March 31, 2014 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended March 31,
	2014	2013	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$22,240	$20,237	$2,003
Commercial	4,005	3,533	472
Merchandise and other	7,792	7,465	327
Total revenues	34,037	31,235	2,802

Ancillary Cost of Operations:
Tenant reinsurance	12,573	3,702	8,871
Commercial	1,315	1,310	5
Merchandise and other	4,563	4,384	179
Total cost of operations	18,451	9,396	9,055

Commercial depreciation	688	699	(11)

Ancillary net income:
Tenant reinsurance	9,667	16,535	(6,868)
Commercial	2,002	1,524	478
Merchandise and other	3,229	3,081	148
Total ancillary net income	$14,898	$21,140	$(6,242)

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by customers in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the level of premiums charged for such insurance and the number of customers that participate in the insurance program.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the three months ended March 31, 2014 includes a $7.8 million accrual related to a contingent legal settlement.  The $1.1 million increase in ongoing cost of operations for the three months ended March 31, 2014 is due primarily to an increase in exposure associated with more insured tenants and, to a lesser extent, weather related claims.

The increase in tenant reinsurance premiums in three months ended March 31, 2014 as compared to the same period in 2013 is due the acquisition of 121 self-storage facilities from third parties in 2013, and in increase in tenant reinsurance premiums with respect to our Same Store Facilities from $18.9 million in the three months ended March 31, 2013 to $19.9 million in the same period in 2014.  The increase in Same Store tenant insurance revenues is due to 3.6% increase in insured tenants combined with higher premium rates.

We expect continued increases in tenant insurance revenues in the remainder of 2014 as the tenant insurance revenues with respect to the facilities we acquired in 2013 are reflected for a full year and Non-Same Store facilities continue to add customers.  We expect stable participation rates and flat premium rates in the remainder of 2014.

Commercial operations: We also own and operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.  We do not expect any significant changes in revenues our profitability from our merchandise sales and other in the remainder of 2014.

Other Income and Expense Items

Interest and other income:  Interest and other income for the three months ended March 31, 2014 and 2013, totaled $2.4 million and $5.6 million, respectively, representing a reduction of $3.2 million.  This reduction was primarily due to the sale of a 51% interest in the loan receivable from Shurgard Europe on January 28, 2014 to our joint venture partner (see Note 5 to the March 31, 2014 financial statements) which reduced interest income on the loan receivable from Shurgard Europe to $1.5 million for the three months ended March 31, 2014, as compared to $4.7 million for the same period in 2013.  From January 28, 2014, we will no longer record interest income from the loan.  The interest we will receive from the remaining 49% ownership of the loan will continue to be classified as equity in earnings of unconsolidated real estate entities.

Interest and other income also includes approximately $0.3 million in each of the three months ended March 31, 2014 and 2013, representing 51% of trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.

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

Depreciation and amortization: Depreciation and amortization increased to $109.0 million for the three months ended March 31, 2014 as compared to $91.0 million for the same period in 2013, due principally to the 121 facilities acquired from third parties in 2013.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $14.6 million for the three months ended March 31, 2014 as compared to $2.6 million for the same period in 2013.  Based upon the facilities we own at March 31, 2014, amortization expense with respect to such intangibles is estimated at $22.0 million for the remainder of 2014.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2014	2013	Change

	(Amounts in thousands)

Share-based compensation expense	$6,287	$5,894	$393
Costs of senior executives	4,306	4,056	250
Development and acquisition costs	2,323	1,735	588
Tax compliance costs and taxes paid	1,366	1,281	85
Legal costs	1,016	1,481	(465)
Public company costs	844	919	(75)
Other costs	2,847	2,887	(40)
Total	$18,989	$18,253	$736

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  The increase in share-based compensation costs in the three months ended March 31, 2014 as compared to the same period in 2013 is due primarily to additional share-based grants.  We expect share-based compensation expense to increase in the remainder of 2014 as compared to the same period in 2013, at a rate similar to that experienced in the quarter ended March 31, 2014.  See Note 10 to our March 31, 2014 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increase is due to an increase in incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The increase is due to increased development activities and increased personnel in those areas.  The level of such costs to be incurred in the remainder of 2014 will depend upon the level of acquisition activities, which is not determinable.

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

Interest expense: Interest expense was $3.5 million for the each of the three month periods ended March 31, 2014 and 2013.  Reductions in interest expense due primarily to principal repayments on our notes payable were offset by $1.6 million in cash interest, and $1.0 million in amortization of loan costs (including $0.6 million in accelerated amortization associated with prepayments incurred on our term loan.  See Note 6 to our March 31, 2014 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.  The level of interest expense that we incur in the remainder of 2014 will be dependent upon the source of funds used to refinance our term loan that matures on December 2, 2014, and when such refinance is expected to occur.

Foreign Exchange Gain (Loss): We recorded foreign currency translation losses of $2.3 million and $12.7 million for the three months ended March 31, 2014 and 2013, respectively, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  We have not entered into any agreements to mitigate the impact of currency exchange fluctuations between the U.S. Dollar and the Euro, therefore the amount of U.S. Dollars we will receive on repayment will depend upon the currency exchange rates at that time.  We record the exchange gains or losses into net income each period because of our continued expectation of repayment of the Shareholder Loan in the foreseeable future.  The U.S. Dollar exchange rate relative to the Euro was approximately 1.375, 1.377, 1.282 and 1.322 at March 31, 2014, December 31, 2013, March 31, 2013 and December 31, 2012, respectively.

Future foreign exchange gains or losses will be dependent primarily upon the movement of the Euro relative to the U.S. Dollar, the amount owed to us by Shurgard Europe, and our continued expectation of collecting the principal on the loan in the foreseeable future.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders decreased during the three months ended March 31, 2014 as compared to the same period in 2013 due primarily to higher average outstanding preferred shares, offset partially by lower average dividend rates.  Based upon our preferred shares outstanding at March 31, 2014, including the Series Y Preferred Shares issued on April 14, 2014, our quarterly distribution to our preferred shareholders is expected to be approximately $56.5 million.

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

	Three Months Ended March 31,
	2014	2013

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$301,093	$285,104
Non Same Store Facilities	28,426	13,568
	329,519	298,672

Self-storage depreciation expense:
Same Store Facilities	(79,158)	(79,742)
Non Same Store Facilities	(29,175)	(10,560)
	(108,333)	(90,302)

Self-storage net income:
Same Store Facilities	221,935	205,362
Non Same Store Facilities	(749)	3,008
Total net income from self-storage	221,186	208,370

Ancillary operating revenue	34,037	31,235
Ancillary cost of operations	(18,451)	(9,396)
Commercial depreciation and amortization	(688)	(699)
General and administrative expenses	(18,989)	(18,253)
Operating income	$217,095	$211,257

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

We have generally been able to raise preferred capital at an attractive cost relative to the issuance of our common shares, and as a result, our issuances of common shares for cash have been minimal over the past several years.  During the early part of 2013, we issued preferred securities with coupons as low as 5.2%.  Since then, rates increased and market conditions for the issuance of common and preferred capital worsened, and as a result during the last three months of 2013, we borrowed approximately $750.1 million from banks to bridge finance our acquisition activities during that timeframe (see discussion of our bridge financing below).  Since then, coupon rates and market conditions have improved, and in March and April 2014, we issued $285.0 million of preferred securities at a market coupon rate of 6.375% and used the proceeds to repay a portion of our bridge financing.  The market coupon rate on our preferred securities is influenced by long-term interest rates.

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

As of March 31, 2014, our capital resources totaled approximately $625 million, consisting of (i) cash and cash equivalents totaling $101 million, (ii) approximately $285 million of available borrowing capacity on our revolving line of credit, (iii) $49 million in net proceeds from the issuance of 2.0 million additional depositary shares of our Series Y Preferred Shares on April 14, 4014, and (iv) $190 million of retained operating cash flow for the remainder of 2014.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders, and estimated capital expenditure requirements for the nine months ending December 31, 2014.

At March 31, 2014, we had estimated remaining 2014 capital commitments totaling approximately $586 million, consisting of $372 million to repay our term loan, $25 million in maturities on notes payable, $32 million in property acquisitions, as well as approximately $157 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to bridge any gap between our capital resources and commitments which may include raising capital through the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.

Debt Service Requirements: As of March 31, 2014, our outstanding debt totaled approximately $460.2 million.  Approximate principal maturities of our outstanding debt are as follows (amounts in thousands):

	Term Loan	Notes Payable	Total

2014 (remainder)	$372,000	$25,403	$397,403
2015	-	30,842	30,842
2016	-	15,920	15,920
2017	-	1,343	1,343
2018	-	11,077	11,077
Thereafter	-	3,565	3,565
	$372,000	$88,150	$460,150

The remaining maturities on our notes payable are nominal compared to our annual cash from operations.  We intend to repay the note payablet at maturity and not seek to refinance it with additional debt.

Virtually all of the book value of our real estate facilities are unencumbered at March 31, 2014.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer, which totaled $13.1 million during the three months ended March 31, 2014.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2014, we expect to incur approximately $71 million for capital expenditures and fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during the three months ended March 31, 2014 totaled $294.2 million, consisting of $52.5 million to preferred shareholders and $241.7 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2014, including the Series Y Preferred Shares issued on April 14, 2014 to be approximately $225.8 million per year.

On May 1, 2014, our Board of Trustees declared a regular common quarterly dividend of $1.40 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the cash provided by operating activities of the respective subsidiary.  Such distributions are estimated at approximately $7.1 million in 2014, with respect to such noncontrolling interests outstanding at March 31, 2014.

Real Estate Investment Activities:  Subsequent to March 31, 2014, we acquired one self-storage facility for $6.0 million in cash and loan assumption of $4.8 million.  As of May 2, 2014, we were under contract to acquire five self-storage facilities for approximately $26.0 million in cash.  During the remainder of 2014, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of March 31, 2014, we had development and expansion projects which will add approximately 1.9 million net rentable square feet of storage space at a total cost of approximately $195 million.  A total of $38 million in costs were incurred through March 31, 2014, with the remaining costs expected to be incurred primarily in the remainder of 2014.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: Shurgard Europe has a term loan from a bank (the “Bank Loan”) with a balance of approximately €94.0 million ($129.3 million) at March 31, 2014 maturing in November 2014, and a note payable to us and our joint venture partner totaling €311.0 million ($427.7 million) at March 31, 2014 that matures in April 2019.  Shurgard Europe is exploring various financing alternatives.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 2, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2014 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt (1)	$96,331	$28,367	$32,861	$17,191	$1,965	$11,610	$4,337

Term loan (2)	372,000	372,000	-	-	-	-	-

Operating leases (3)	73,110	3,441	3,754	3,658	2,650	2,310	57,297

Construction commitments (4)	52,471	41,977	10,494	-	-	-	-

Total	$593,912	$445,785	$47,109	$20,849	$4,615	$13,920	$61,634

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our March 31, 2014 financial statements for additional information on our notes payable.

(2)We repaid $50 million on April 14, 2014.  See Note 6 to our March 31, 2014 financial statements for additional information on our term loan.

(3)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(4) Amounts exclude an additional $104.8 million in future expected development spending that was not under contract at March 31, 2014.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2014, including the Series Y Preferred Shares issued on April 14, 2014 to be approximately $225.8 million per year.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At March 31, 2014, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $460.2 million and represents 5.1% of the book value of our equity at March 31, 2014.

We have foreign currency exposure related to our investment in Shurgard Europe, which has a book value of $428.3 million at March 31, 2014.  We also have foreign currency exposure related to a loan receivable from Shurgard Europe,  which is denominated in Euros, totaling €152.4 million ($209.6 million) at March 31, 2014, and matures on April 28, 2019.

At March 31, 2014, we had $372 million payable under a term loan which matures on December 2, 2014 and bears interest at a variable rate of Libor plus 0.90%.

The fair value of our fixed rate debt at March 31, 2014 is $88.2 million.  The table below summarizes the annual maturities of our fixed rate debt which had a weighted average fixed rate of 4.8% at March 31, 2014.  See Note 6 to our March 31, 2014 financial statements for further information regarding our fixed rate debt (dollar amounts in thousands).

	Remainder of
	2014	2015	2016	2017	2018	Thereafter	Total

Fixed rate debt	$25,403	$30,842	$15,920	$1,343	$11,077	$3,565	$88,150

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.           Legal Proceedings

The information set forth under the heading “Contingent Losses” in Note 12 to the Financial Statements in this Form 10-Q is incorporated by reference in this Item 1.

Item 1A.        Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2013, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 2, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2014.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2014.

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

DATED: May 2, 2014

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

3.13

Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y.  Filed with the Registrant’s Current Report on Form 8-K dated March 12, 2014 and incorporated by reference herein.

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

10.18*

Employment Agreement and General Release dated as of February 19, 2014 between the Registrant and Steven M. Glick. Filed with the Registrant’s Current Report on Form 8-K dated February 25, 2014 and incorporated herein by reference.

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