Form 10-Q
period 2014-06-30
Public Storage
filed 2014-08-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 1, 2014:

Common Shares of beneficial interest, $.10 par value per share – 172,640,278 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2014 and December 31, 2013	1

	Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013	3

	Statement of Equity for the Six Months Ended June 30, 2014	4

	Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	5-6

	Condensed Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57

Item 4.	Controls and Procedures	58

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6.	Exhibits	59

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$387,983	$19,169
Real estate facilities, at cost:
Land	3,337,320	3,321,236
Buildings	9,056,865	8,965,020
	12,394,185	12,286,256
Accumulated depreciation	(4,287,703)	(4,098,814)
	8,106,482	8,187,442
Construction in process	60,561	52,336
	8,167,043	8,239,778

Investments in unconsolidated real estate entities	854,759	856,182
Goodwill and other intangible assets, net	225,097	246,854
Loan receivable from Shurgard Europe	207,928	428,139
Other assets	103,647	86,144
Total assets	$9,946,457	$9,876,266

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$50,100
Term loan	322,000	700,000
Notes payable	74,987	88,953
Accrued and other liabilities	237,985	218,358
Total liabilities	634,972	1,057,411

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
165,400 shares issued (in series) and outstanding, (142,500 at
December 31, 2013), at liquidation preference	4,135,000	3,562,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,339,168 shares issued and outstanding (171,776,291 shares at
December 31, 2013)	17,234	17,178
Paid-in capital	5,545,947	5,531,034
Accumulated deficit	(408,375)	(318,482)
Accumulated other comprehensive loss	(4,568)	(500)
Total Public Storage shareholders’ equity	9,285,238	8,791,730
Noncontrolling interests	26,247	27,125
Total equity	9,311,485	8,818,855
Total liabilities and equity	$9,946,457	$9,876,266

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Self-storage facilities	$500,803	$451,576	$986,390	$891,241
Ancillary operations	37,234	33,802	71,271	65,037
	538,037	485,378	1,057,661	956,278

Expenses:
Self-storage cost of operations	142,427	132,137	298,495	273,130
Ancillary cost of operations	8,127	10,434	26,578	19,830
Depreciation and amortization	106,443	90,937	215,464	181,938
General and administrative	15,377	14,085	34,366	32,338
	272,374	247,593	574,903	507,236

Operating income	265,663	237,785	482,758	449,042
Interest and other income	1,000	5,516	3,402	11,097
Interest expense	(2,063)	(647)	(5,543)	(4,144)
Equity in earnings of unconsolidated real estate entities	14,135	13,101	28,739	24,744
Foreign currency exchange (loss) gain	(1,675)	5,924	(4,023)	(6,813)
Gain on real estate sales	1,219	-	1,219	-
Net income	278,279	261,679	506,552	473,926
Allocation to noncontrolling interests	(1,445)	(1,216)	(2,522)	(2,240)
Net income allocable to Public Storage shareholders	276,834	260,463	504,030	471,686
Allocation of net income to:
Preferred shareholders	(57,672)	(51,907)	(110,179)	(100,497)
Restricted share units	(810)	(871)	(1,447)	(1,568)
Net income allocable to common shareholders	$218,352	$207,685	$392,404	$369,621
Net income allocable to common shareholders per common share:
Basic	$1.27	$1.21	$2.28	$2.15
Diluted	$1.26	$1.20	$2.27	$2.14

Basic weighted average common shares outstanding	172,282	171,625	172,096	171,535
Diluted weighted average common shares outstanding	173,181	172,647	172,995	172,580
Cash dividends declared per common share	$1.40	$1.25	$2.80	$2.50

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$278,279	$261,679	$506,552	$473,926
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(6,228)	4,291	(8,091)	(28,330)
Adjust for foreign currency exchange loss (gain) included in net income	1,675	(5,924)	4,023	6,813
Other comprehensive loss	(4,553)	(1,633)	(4,068)	(21,517)
Total comprehensive income	273,726	260,046	502,484	452,409
Allocation to noncontrolling interests	(1,445)	(1,216)	(2,522)	(2,240)
Comprehensive income allocable to Public Storage shareholders	$272,281	$258,830	$499,962	$450,169

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 22,900,000 preferred shares (Note 8)	572,500	-	(17,394)	-	-	555,106	-	555,106
Issuance of common shares in connection with share-based compensation (562,877 shares) (Note 10)	-	56	30,435	-	-	30,491	-	30,491
Share-based compensation expense, net of cash paid in lieu of common shares (Note 10)	-	-	1,872	-	-	1,872	-	1,872
Net income	-	-	-	506,552	-	506,552	-	506,552
Net income allocated to noncontrolling interests	-	-	-	(2,522)	-	(2,522)	2,522	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(110,179)	-	(110,179)	-	(110,179)
Noncontrolling interests	-	-	-	-	-	-	(3,400)	(3,400)
Common shares and restricted share units ($2.80 per share)	-	-	-	(483,744)	-	(483,744)	-	(483,744)
Other comprehensive loss (Note 2)	-	-	-	-	(4,068)	(4,068)	-	(4,068)
Balances at June 30, 2014	$4,135,000	$17,234	$5,545,947	$(408,375)	$(4,568)	$9,285,238	$26,247	$9,311,485

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$506,552	$473,926
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales	(1,219)	-
Depreciation and amortization	215,464	181,938
Distributions received from unconsolidated real estate entities less than equity in earnings	(2,953)	(2,407)
Foreign currency exchange loss	4,023	6,813
Other	4,179	12,299
Total adjustments	219,494	198,643
Net cash provided by operating activities	726,046	672,569
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(32,897)	(32,764)
Construction in process	(48,503)	(58,087)
Acquisition of real estate facilities and intangibles (Note 3)	(32,030)	(21,528)
Proceeds from sale of real estate investments	1,289	-
Disposition of portion of loan receivable from Shurgard Europe	216,217	-
Other	(2,355)	7,615
Net cash provided by (used in) investing activities	101,721	(104,764)
Cash flows from financing activities:
Repayments on bank credit facility	(50,100)	(133,000)
Repayments on term loan	(378,000)	-
Repayments on notes payable	(18,768)	(223,590)
Issuance of common shares	30,491	16,937
Issuance of preferred shares	555,106	701,687
Acquisition of noncontrolling interests	-	(647)
Distributions paid to Public Storage shareholders	(593,923)	(530,997)
Distributions paid to noncontrolling interests	(3,400)	(3,226)
Net cash used in financing activities	(458,594)	(172,836)
Net increase in cash and cash equivalents	369,173	394,969
Net effect of foreign exchange translation on cash and cash equivalents	(359)	(1,298)
Cash and cash equivalents at the beginning of the period	19,169	17,239
Cash and cash equivalents at the end of the period	$387,983	$410,910

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(638)	$770
Investments in unconsolidated real estate entities	4,376	19,793
Loan receivable from Shurgard Europe	3,994	6,469
Accumulated other comprehensive loss	(8,091)	(28,330)

Real estate acquired in exchange for assumption of note payable	(5,097)	-
Note payable assumed in connection with acquisition of real estate	5,097	-

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

At June 30, 2014, we have direct and indirect equity interests in 2,208 self-storage facilities (with approximately 142 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 31 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2014, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest.  We have no investments or other involvement in any VIEs.

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we have significant influence over, but do not control, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

collectively as the “Unconsolidated Real Estate Entities”), eliminating intra-entity profits and losses and amortizing any differences between the cost and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  When we obtain control of an Unconsolidated Real Estate Entity, we commence consolidating the entity and record a gain representing the differential between the book value and fair value of our preexisting equity interest.  All changes in consolidation status are reflected prospectively.

When we are general partner, we control the partnership unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at June 30, 2014, the Company and the Subsidiaries own 2,194 self-storage facilities in the U.S., one self-storage facility in London, England and six commercial facilities in the U.S.  At June 30, 2014, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 14 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2014, we had no tax benefits that were not recognized.

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

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

At June 30, 2014, due primarily to our investment in and loan receivable from Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2014 and December 31, 2013.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2014 and December 31, 2013.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the land lease expense to each period.  At June 30, 2014, these intangibles have a net book value of $31.6 million ($53.4 million at December 31, 2013).  Accumulated amortization totaled $50.8 million at June 30, 2014 ($35.1 million at December 31, 2013), and amortization expense of $24.8 million and $4.7 million was recorded in the six months ended June 30, 2014 and 2013, respectively.  The estimated future amortization expense for our finite-lived intangible assets at June 30, 2014 is $13.5 million in the remainder of 2014, $9.2 million in 2015 and $8.9 million thereafter.  During the six months ended June 30, 2014 and 2013, intangibles were increased $3.1 million and $0.6 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests.

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

June 30, 2014

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.364 U.S. Dollars per Euro at June 30, 2014 (1.377 at December 31, 2013), and average exchange rates of 1.371 and 1.305 for the three months ended June 30, 2014 and 2013, respectively, and average exchange rates of 1.371 and 1.313 for the six months ended June 30, 2014 and 2013, respectively.  Cumulative translation adjustments,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) revised standards to limit the presentation as discontinued operations only to those facility disposals that represent a strategic shift and have a major impact upon operations, rather than to all facility disposals under previous standards.  This change applies to disposals occurring after our early adoption date (as encouraged by the standard) of January 1, 2014.  This change has no material impact on our financial statements.

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued an accounting standard (ASU No. 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The new standard is effective for us on January 1, 2017.  Early adoption is not permitted.  We have not yet selected a transition method and we are currently evaluating the effect that the new standard will have on our financial statements.

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

The following table reflects our net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in thousands)

Net income allocable to common shareholders	$218,352	$207,685	$392,404	$369,621

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	172,282	171,625	172,096	171,535
Net effect of dilutive stock options -
based on treasury stock method	899	1,022	899	1,045
Diluted weighted average common shares outstanding	173,181	172,647	172,995	172,580

3.Real Estate Facilities

Activity in real estate facilities is as follows:

Six Months Ended June 30, 2014
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,286,256
Capital expenditures to maintain real estate facilities	32,897
Acquisitions	34,051
Dispositions	(70)
Newly developed facilities opened for operation	40,278
Impact of foreign exchange rate changes	773
Ending balance	12,394,185
Accumulated depreciation:
Beginning balance	(4,098,814)
Depreciation expense	(188,754)
Impact of foreign exchange rate changes	(135)
Ending balance	(4,287,703)
Construction in process:
Beginning balance	52,336
Current development	48,503
Newly developed facilities opened for operation	(40,278)
Ending balance	60,561
Total real estate facilities at June 30, 2014	$8,167,043

During the six months ended June 30, 2014, we acquired six self-storage facilities from third parties  (431,000 net rentable square feet), for a total cost of $37.1 million, consisting of $32.0 million in cash and loan assumption of $5.1 million.  Approximately $3.1 million of the aggregate cost was allocated to intangible assets.  We completed expansion and development activities during the six months ended June 30, 2014, adding 335,000 net rentable square feet of self-storage space, at an aggregate cost of $40.3 million.  Construction in

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

process at June 30, 2014, consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 2.1 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $242 million.  We received approximately $1.3 million in disposition proceeds during the six months ended June 30, 2014.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2014	December 31, 2013

PSB	$419,726	$424,538
Shurgard Europe	427,839	424,095
Other Investments	7,194	7,549
Total	$854,759	$856,182

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

PSB	$4,315	$4,676	$9,652	$9,286
Shurgard Europe	9,379	8,024	18,263	14,691
Other Investments	441	401	824	767
Total	$14,135	$13,101	$28,739	$24,744

During the six months ended June 30, 2014 and 2013, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $25.8 million and $22.3 million, respectively.  At June 30, 2014, our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $75 million.  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.0 million during the six months ended June 30, 2014.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of June 30, 2014 and December 31, 2013, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2014 ($83.49 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.2 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	2014	2013

	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$189,638	$176,365
Costs of operations	(64,979)	(58,104)
Depreciation and amortization	(56,736)	(53,590)
General and administrative	(5,850)	(4,769)
Other items	(6,622)	(8,437)
Net income	55,451	51,465
Allocations to preferred shareholders and
restricted share unitholders	(30,313)	(29,035)
Net income allocated to common shareholders and
LP Unitholders	$25,138	$22,430

	June 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily real estate)	$2,231,476	$2,238,559
Debt	250,000	250,000
Other liabilities	69,813	73,919
Equity:
Preferred stock	995,000	995,000
Common equity and units	916,663	919,640

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.   In addition, Shurgard Europe pays a license fee to Public Storage for the use of the “Shurgard” trademark and Public Storage has provided a loan to Shurgard (see Note 5).

Changes in foreign currency exchange rates decreased our investment in Shurgard Europe by approximately $4.4 million and $19.8 million during the six months ended June 30, 2014 and 2013, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods,  rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	June 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,439,089	$1,468,155
Total debt to third parties	119,190	154,119
Total shareholder loan	424,343	428,139
Other liabilities	109,453	107,550
Equity	786,103	778,347

Exchange rate of Euro to U.S. Dollar	1.364	1.377

	2014	2013

	(Amounts in thousands)
For the six months ended June 30,
Self-storage and ancillary revenues	$128,567	$120,408
Self-storage and ancillary cost of operations	(51,814)	(50,009)
Depreciation and amortization	(31,586)	(29,661)
General and administrative	(7,431)	(5,392)
Interest expense on third party debt	(2,157)	(2,631)
Trademark license fee payable to Public Storage	(1,287)	(1,205)
Interest expense on shareholder loan	(19,448)	(18,536)
Lease termination benefit (charge) and other (a)	1,691	(2,733)

Net income	$16,535	$10,241
Average exchange rates Euro to the U.S. Dollar	1.371	1.313

(a) Amounts for the six months ended June 30, 2014 and 2013 include a $1.3 million lease termination benefit and a $2.8 million lease termination charge, respectively, associated with a closed facility.

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan.  Our equity in earnings of Shurgard Europe for the six months ended June 30, 2014 and 2013 consists of our equity ownership (49%) of Shurgard Europe’s net income adjusted for 49% of the trademark license fee and interest paid to Shurgard Europe’s shareholders.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

	2014	2013

	(Amounts in thousands)
For the six months ended June 30,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$8,102	$5,018
Adjustments:
49% of trademark license fees	631	590
49% of interest on shareholder loan	9,530	9,083

Total equity in earnings of Shurgard Europe	$18,263	$14,691

As indicated in the table above, 49% of the trademark license fees and interest paid to us by Shurgard Europe is included in our equity in earnings of Shurgard Europe and the remaining amount is included in “Interest and other income” on our income statements.  See Note 5 for further information.

Other Investments

At June 30, 2014, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 14 self-storage facilities.

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to the Other Investments:

	2014	2013

	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$7,083	$6,882
Cost of operations and other expenses	(2,562)	(2,449)
Depreciation and amortization	(910)	(978)
Net income	$3,611	$3,455

	June 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$25,669	$26,531
Total accrued and other liabilities	1,539	1,412
Total Partners’ equity	24,130	25,119

5.Loan Receivable from Shurgard Europe

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1million).  On January 28, 2014, our joint venture partner in Shurgard Europe acquired a  51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  As of June 30, 2014, we owned a 49% interest in the loan, which had a balance of €311.0 million ($424.3 million).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

The loan bears interest at a fixed rate of 9.0% per annum and has no required principal payments until maturity in April 2019,  but can be prepaid in part or in full at any time without penalty.

49% of the interest paid to us by Shurgard Europe is included in equity in earnings of Shurgard Europe, and the remaining amount paid to us is included in “interest and other income.”  For the three and six months ended June 30, 2014, we recorded interest income with respect to this loan of nil and approximately $1.5 million, respectively, as compared to $4.7 million and $9.4 million for the three and six months ended June 30, 2013, respectively.  The reduction in amounts classified as interest and other income during the three and six months ended June 30, 2014, as compared to the same periods in 2013, is due to the sale, on January 28, 2014 of 51% of the shareholder loan to our joint venture partner, who now collects 51% of the loan interest following the sale.

Based upon our continued expectation of repayment of the loan in the foreseeable future, we reflect changes in the U.S. Dollar equivalent of the amount due us, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement.  Shurgard Europe repaid the entire shareholder loan in July 2014 with financing proceeds received from third parties.

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

6.Credit Facility, Term Loan and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at June 30, 2014).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at June 30, 2014).  At June 30, 2014 and August 4, 2014, we had no outstanding borrowings under this Credit Facility ($50.1 million at December 31, 2013).  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.1 million at June 30, 2014 and $15.1 million at December 31, 2013.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2014.

On December 2, 2013, we entered into a one year $700 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank, the lead arranger for our Credit Facility.  The Term Loan matures on December 2, 2014 and can be repaid in full or part at any time prior to its maturity without penalty.  The interest rate and covenants on the Term Loan are the same as for the Credit Facility.  At June 30, 2014, outstanding borrowings under this Term Loan totaled $322.0 million ($700.0 million at December 31, 2013), at an interest rate of 1.052%.  As of August 4, 2014, outstanding balances under this Term Loan totaled $122.0 million.  In connection with the Term Loan, we incurred origination costs of $1.9 million which are amortized over the one year period of the Term Loan using the effective interest method.  As of June 30, 2014, we had $0.4 million ($1.8 million as of December 31, 2013) of unamortized loan costs.

The carrying amounts of our notes payable at June 30, 2014 and December 31, 2013, respectively, totaled $75.0 million and $89.0 million, with unamortized premium totaling $0.6 million and $0.5 million. These notes were assumed in connection with business combinations and recorded at fair value with any premium or discount over the stated note balance amortized using the effective interest method.  At June 30,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

2014, the notes are secured by 41 real estate facilities with a net book value of approximately $188 million, have stated note rates between 2.9% and 7.1%, and mature between September 2014 and September 2028.

During the six months ended June 30, 2014, we assumed mortgage debt with an estimated fair value of $5.1 million and market rate of 3.6% (contractual balance of $4.8 million and contractual interest rate of 6.1%) in connection with the acquisition of a real estate facility.

At June 30, 2014, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2014 (remainder)	$7,342
2015	30,955
2016	16,100
2017	5,970
2018	11,076
Thereafter	3,544
$74,987
Weighted average effective rate	4.6%

Cash paid for interest totaled $6.2 million for each of the six month periods ended June 30, 2014 and 2013.  Interest capitalized as real estate totaled $0.4 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

7.Noncontrolling Interests

At June 30, 2014, third parties own i) interests in Subsidiaries that own an aggregate of 14 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively hereinafter as the “Noncontrolling Interests.”  At June 30, 2014, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

During the year ended December 31, 2013, we acquired Permanent Noncontrolling Interests for $6.2 million in cash, substantially all of which was allocated to paid-in-capital.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

8.Shareholders’ Equity

Preferred Shares

At June 30, 2014 and December  31, 2013, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2014		At December 31, 2013
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	-	-
Series Z	6/4/2019	6.000%	11,500	287,500	-	-
Total Preferred Shares			165,400	$4,135,000	142,500	$3,562,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At June 30, 2014, there were no dividends in arrears.

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

During the six months ended June 30, 2014, we issued an aggregate 22.9 million depositary shares, representing 1/1,000 of a share of our Series Y and Series Z Preferred Shares, at an issuance price of $25.00 per

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

depositary share, for a total of $572.5 million in gross proceeds, and we incurred $17.4 million in issuance costs.

During the six months ended June 30, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred $23.3 million in issuance costs.

Dividends

Common share dividends including amounts paid to our restricted share unitholders totaled $242.0 million ($1.40 per share) and $215.4 million ($1.25 per share), for the three months ended June 30, 2014 and 2013, respectively, and $483.7 million ($2.80 per share) and $430.5 million ($2.50 per share), for the six months ended June 30, 2014 and 2013, respectively. Preferred share dividends totaled $57.7 million and $51.9 million for the three months ended June 30, 2014 and 2013, respectively, and $110.2 million and $100.5 million, for the six months ended June 30, 2014 and 2013, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at June 30, 2014.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During the six months ended June 30, 2014 and 2013, we received $0.2 million and $0.3 million, respectively, in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

For the three and six months ended June 30, 2014, we recorded $0.7 million and $1.3 million, respectively, in compensation expense related to stock options, as compared to $0.7 million and $1.4 million, for the same periods in 2013.

During the six months ended June 30, 2014, 235,000 stock options were granted, 472,725 options were exercised and 3,250 options were forfeited.  A total of 1,933,236 stock options were outstanding at June 30, 2014 (2,174,211 at December 31, 2013).

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

During the six months ended June 30,  2014, 187,107 RSUs were granted, 38,922 RSUs were forfeited and 152,482 RSUs vested.  This vesting resulted in the issuance of 90,152 common shares.  In addition, tax deposits totaling $10.4 million were made on behalf of employees in exchange for 62,330 common shares withheld upon vesting.

RSUs outstanding at June 30, 2014 and December 31, 2013 were 632,032 and 636,329, respectively.  A total of $6.4 million and $12.0 million in RSU expense was recorded for the three and six months ended June 30, 2014, respectively, which include approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting, as compared to $6.3 million and $11.5 million for the same periods in 2013, respectively, which include approximately $0.1 million and $0.9 million, respectively, in employer taxes incurred upon vesting.

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,195 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings and interest income from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2014, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Three months ended June 30, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$500,803	$-	$-	$-	$500,803
Ancillary operations	-	-	3,966	33,268	37,234
	500,803	-	3,966	33,268	538,037

Expenses:
Self-storage cost of operations	142,427	-	-	-	142,427
Ancillary cost of operations	-	-	1,293	6,834	8,127
Depreciation and amortization	105,710	-	733	-	106,443
General and administrative	-	-	-	15,377	15,377
	248,137	-	2,026	22,211	272,374

Operating income	252,666	-	1,940	11,057	265,663

Interest and other income	-	332	-	668	1,000
Interest expense	-	-	-	(2,063)	(2,063)
Equity in earnings of
unconsolidated real estate entities	441	9,379	4,315	-	14,135
Foreign currency exchange loss	-	(1,675)	-	-	(1,675)
Gain on real estate sales	1,219	-	-	-	1,219
Net income	$254,326	$8,036	$6,255	$9,662	$278,279

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Six months ended June 30, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$986,390	$-	$-	$-	$986,390
Ancillary operations	-	-	7,971	63,300	71,271
	986,390	-	7,971	63,300	1,057,661

Expenses:
Self-storage cost of operations	298,495	-	-	-	298,495
Ancillary cost of operations	-	-	2,608	23,970	26,578
Depreciation and amortization	214,043	-	1,421	-	215,464
General and administrative	-	-	-	34,366	34,366
	512,538	-	4,029	58,336	574,903

Operating income	473,852	-	3,942	4,964	482,758

Interest and other income	-	2,194	-	1,208	3,402
Interest expense	-	-	-	(5,543)	(5,543)
Equity in earnings of
unconsolidated real estate entities	824	18,263	9,652	-	28,739
Foreign currency exchange loss	-	(4,023)	-	-	(4,023)
Gain on real estate sales	1,219	-	-	-	1,219
Net income	$475,895	$16,434	$13,594	$629	$506,552

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At June 30, 2014, there were approximately 825,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.0 billion.

13.Subsequent Events

On July 1, 2014, we acquired 25 properties, including 19 in Florida, three in Maryland and one each in North Carolina,  New Jersey and Virginia containing in aggregate 1.8 million in net rentable square feet of self-storage space for approximately $240.0 million in cash.  As of August 4, 2014, we were under contract to purchase four additional self-storage facilities with 0.4 million net rentable square feet of self-storage space for approximately $40 million.

In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan with financing proceeds it received from third parties.  We received a total of $205.0 million for our 49% share of the loan, based upon the foreign exchange rates at the date of repayment.  During July 2014, we repaid $200.0 million on our Term Loan.

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
•

risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, refinancing risk, and local and global economic uncertainty that could adversely affect our earnings and cash flows;

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2014 financial statements, primarily Note 2, summarize our significant accounting policies.

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

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the six months ended June 30, 2014, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2013, we took advantage of a significant increase in properties being marketed for sale and acquired 121 self-storage facilities for approximately $1.2 billion, substantially more than we had acquired in total in 2010, 2011 and 2012 (an aggregate of 77 facilities for $546 million).  We believe that the increase in properties marketed for sale was primarily driven by easier access to capital in the current low interest rate environment and improved property valuations.  During the six months ended June 30, 2014, we have acquired six self-storage facilities for approximately $37.1 million.  On July 1, 2014, we acquired 25 self-storage facilities for approximately $240.0 million, and as of August 4, 2014, we have four additional self-storage facilities under contract for an aggregate purchase price of approximately $40 million.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

As of June 30, 2014, we had development and expansion projects which will add approximately 2.1 million net rentable square feet of storage space and will cost approximately $242 million.  A total of $61 million in costs were incurred through June 30, 2014 with respect to these projects, with approximately $70 million of the remaining costs expected to be incurred in the last six months of 2014, and the remainder in 2015.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  During the year ended December 31, 2013, we increased our investment in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.  We may invest further in these entities in the future.

As of June 30, 2014, our capital resources totaled approximately $763 million, consisting of (i) cash and cash equivalents totaling $388 million, (ii) $205 million received from Shurgard Europe in July 2014 in repayment of its shareholder loan to us, and (iii) $170 million of retained operating cash flow for the remainder of 2014.  We also have approximately $286 million of available borrowing capacity on our line of credit.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders, and estimated capital expenditure requirements for the six months ending December 31, 2014.

At June 30, 2014, we had estimated remaining 2014 capital commitments totaling approximately $679 million, consisting of $322 million to repay our term loan, $7 million in maturities on notes payable, $280 million in property acquisitions, as well as approximately $70 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

See Liquidity and Capital Resources for further information regarding our remaining 2014 capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended June 30, 2014 and 2013

For the three months ended June 30, 2014, net income allocable to our common shareholders was $218.4 million or $1.26 per diluted common share, compared to $207.7 million or $1.20 per diluted common share for the same period in 2013, representing an increase of $10.7 million or $0.06 per diluted common share.  This increase is due primarily to a $38.9 million increase in self-storage net operating income, offset partially by a $15.5 million increase in depreciation and amortization associated with the 127 self-storage facilities acquired since January 2013.

The increase in our self-storage net operating income was the result of a $21.2 million increase for our Same Store Facilities combined with a $17.7 million increase for our non-Same Store Facilities.  Revenues for the Same Store Facilities increased 5.3% or $22.6 million in the quarter ended June 30, 2014 as compared to the same period in 2013, due to higher realized annual rent per occupied square foot and higher average occupancy.  Cost of operations for the Same Store Facilities increased by 1.2% or $1.5 million in the quarter ended June 30, 2014 as compared to the same period in 2013, due primarily to increases in property taxes offset partially by lower on-site property manager payroll.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition of 127 self-storage facilities since January 2013.

Operating Results for the Six Months Ended June 30, 2014 and 2013

For the six months ended June 30, 2014, net income allocable to our common shareholders was $392.4 million or $2.27 per diluted common share, compared to $369.6 million or $2.14 per diluted common share for the same period in 2013, representing an increase of $22.8 million or $0.13 per diluted common share.  This increase is due primarily to a $69.8 million increase in self-storage net operating income, offset partially by a $33.5 million increase in depreciation and amortization associated with the 127 self-storage facilities acquired since January 2013.

The increase in our self-storage net operating income was the result of a $37.2 million increase for our Same Store Facilities combined with a $32.6 million increase for our non-Same Store Facilities.  Revenues for the Same Store Facilities increased 5.2% or $43.9 million in the six months ended June 30, 2014 as compared to the same period in 2013, due to higher realized annual rent per occupied square foot and higher average occupancy.  Cost of operations for the Same Store Facilities increased by 2.6% or $6.8 million in the six months ended June 30, 2014 as compared to the same period in 2013, due primarily to increases in property taxes, snow removal and utilities expense, offset partially by lower advertising and selling costs.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition of 127 self-storage facilities since January 2013.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP (generally accepted accounting principles) measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents net income before real estate depreciation, gains and losses, and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratable over time, while we believe that real estate values fluctuate due to market conditions.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the three months ended June 30, 2014, FFO was $1.99 per diluted common share, as compared to $1.83 for the same period in 2013, representing an increase of 8.7%, or $0.16 per diluted common share.

For the six months ended June 30, 2014, FFO was $3.73 per diluted common share, as compared to $3.40 for the same period in 2013, representing an increase of 9.7%, or $0.33 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share, and sets for the computation of FFO per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$1.26	$1.20	$2.27	$2.14
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including amounts from investments and excluding amounts allocated to noncontrolling interests and restricted share unitholders	0.74	0.63	1.47	1.26
Gains on sale of real estate investments, including our equity share from investments, and other	(0.01)	-	(0.01)	-
FFO per share	$1.99	$1.83	$3.73	$3.40

Computation of FFO per Share:

Net income allocable to common shareholders	$218,352	$207,685	$392,404	$369,621
Eliminate items excluded from FFO:
Depreciation and amortization	106,443	90,937	215,464	181,938
Depreciation from unconsolidated real estate investments	21,062	18,158	40,733	37,061
Depreciation allocated to noncontrolling interests and restricted share unitholders	(811)	(979)	(1,939)	(1,994)
Gains on sale of real estate investments, including our equity share from investments, and other	(1,205)	-	(1,292)	-
FFO allocable to common shares	$343,841	$315,801	$645,370	$586,626
Diluted weighted Average common shares	173,181	172,647	172,995	172,580
FFO per share	$1.99	$1.83	$3.73	$3.40

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange losses of $1.7 million and $4.0 million for the three and six months ended June 30, 2014, respectively, (a gain of $5.9 million and a loss of $6.8 million for the same periods in 2013), and (ii) other items, comprised primarily of a $7.8 million accrual related to a legal settlement included in ancillary cost of operations for the six months ended June 30, 2014, a $4.1 million reduction in ancillary cost of operations associated with recognition of a deferred tax asset in the three and six months ended June 30, 2014, and our $1.4 million equity share of charges incurred by Shurgard Europe in closing a facility during the six months ended June 30, 2013.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

FFO per share	$1.99	$1.83	8.7%	$3.73	$3.40	9.7%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss (gain)	0.01	(0.03)		0.02	0.04
Other items	(0.03)	-		0.03	0.01
Core FFO per share	$1.97	$1.80	9.4%	$3.78	$3.45	9.6%

Real Estate Operations

Self-Storage Operations: Our self-storage operations represent 93% of our revenues for the six months ended June 30, 2014.  Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2012, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$452,797	$430,179	5.3%	$893,419	$849,488	5.2%
Non Same Store Facilities	48,006	21,397	124.4%	92,971	41,753	122.7%
Total rental income	500,803	451,576	10.9%	986,390	891,241	10.7%
Cost of operations:
Same Store Facilities	126,785	125,335	1.2%	266,314	259,540	2.6%
Non Same Store Facilities	15,642	6,802	130.0%	32,181	13,590	136.8%
Total cost of operations	142,427	132,137	7.8%	298,495	273,130	9.3%
Net operating income (a):
Same Store Facilities	326,012	304,844	6.9%	627,105	589,948	6.3%
Non Same Store Facilities	32,364	14,595	121.7%	60,790	28,163	115.9%
Total net operating income	358,376	319,439	12.2%	687,895	618,111	11.3%
Total depreciation and amortization expense:
Same Store Facilities	(77,929)	(79,331)	(1.8)%	(157,087)	(159,073)	(1.2)%
Non Same Store Facilities	(27,781)	(10,918)	154.5%	(56,956)	(21,478)	165.2%
Total depreciation and
amortization expense	(105,710)	(90,249)	17.1%	(214,043)	(180,551)	18.5%
Total net income	$252,666	$229,190	10.2%	$473,852	$437,560	8.3%

Number of facilities at period end:
Same Store Facilities				1,983	1,983	-
Non Same Store Facilities				212	85	149.4%
Net rentable square footage at period end (in thousands):
Same Store Facilities				125,492	125,492	-
Non Same Store Facilities				15,561	6,667	133.4%

(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2013 and 2014.  The following table summarizes the historical operating results of these 1,983 facilities (125.5 million net rentable square feet) that represent approximately 89% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2014.

Selected Operating Data for the Same Store Facilities (1,983 facilities)
	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$431,362	$409,340	5.4%	$849,851	$807,645	5.2%
Late charges and administrative fees	21,435	20,839	2.9%	43,568	41,843	4.1%
Total revenues (a)	452,797	430,179	5.3%	893,419	849,488	5.2%

Cost of operations:
Property taxes	46,986	44,972	4.5%	94,588	90,605	4.4%
On-site property manager payroll	25,081	26,130	(4.0)%	51,904	52,502	(1.1)%
Supervisory payroll	8,734	8,868	(1.5)%	17,587	18,168	(3.2)%
Repairs and maintenance	9,441	9,281	1.7%	24,189	20,307	19.1%
Utilities	9,038	8,785	2.9%	19,591	18,266	7.3%
Advertising and selling expense	6,047	6,580	(8.1)%	12,530	14,239	(12.0)%
Other direct property costs	13,152	12,703	3.5%	25,823	25,580	0.9%
Allocated overhead	8,306	8,016	3.6%	20,102	19,873	1.2%
Total cost of operations (a)	126,785	125,335	1.2%	266,314	259,540	2.6%
Net operating income (b)	326,012	304,844	6.9%	627,105	589,948	6.3%
Depreciation and amortization expense	(77,929)	(79,331)	(1.8)%	(157,087)	(159,073)	(1.2)%
Net income	$248,083	$225,513	10.0%	$470,018	$430,875	9.1%

Gross margin (before depreciation
and amortization)	72.0%	70.9%	1.6%	70.2%	69.4%	1.2%

Weighted average for the period:
Square foot occupancy	94.7%	94.0%	0.7%	93.7%	92.9%	0.9%
Realized annual rental income per:
Occupied square foot (c)	$14.52	$13.88	4.6%	$14.45	$13.86	4.3%
Available square foot (“REVPAF”) (c)	$13.75	$13.05	5.4%	$13.54	$12.87	5.2%
At June 30:
Square foot occupancy				95.1%	94.9%	0.2%
Annual contract rent per occupied square foot (d)				$15.29	$14.63	4.5%

(a)Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.

(b)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements.

(c)Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

(d)Contract rent represents the applicable contractual monthly rent charged to our customers, excluding the impact of promotional discounts, late charges and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.3% in the three months ended June 30, 2014 as compared to the same period in 2013 due to a 0.7% increase in average occupancy and a 4.6% increase in realized rent per occupied square foot.  Revenues generated by our Same Store Facilities increased by 5.2% in the six months ended June 30, 2014 as compared to the same period in 2013 due to a 0.9% increase in average occupancy and a 4.3% increase in realized rent per occupied square foot.  The increase in realized rent per occupied square foot was due primarily to annual rent increases given to customers that have been renting with us longer than one year, and to a lesser extent, increased move-in rates.

Same Store average occupancy increased from 94.0% in the three months ended June 30, 2013 to 94.7% in the three months ended June 30, 2014, representing an increase of 0.7%.  Same Store average occupancy increased from 92.9% in the six months ended June 30, 2013 to 93.7% in the six months ended June 30, 2014, representing an increase of 0.9%.  We expect the year-over-year occupancy spread to continue to narrow during the remainder of 2014, due to more difficult comparisons.

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

During the three months ended June 30, 2014 and 2013, the average annualized contractual rates per occupied square foot for customers that moved in were $13.70 and $12.82, respectively, and for customers that vacated were $13.94 and $13.48, respectively.  During the six months ended June 30, 2014 and 2013, the average annualized contractual rates per occupied square foot for customers that moved in were $13.28 and $12.69, respectively, and for customers that vacated were $13.90 and $13.43, respectively.  There were no changes in the amounts of promotional discounts in the three and six months ended June 30, 2014 as compared to the same periods in 2013.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.2% and 2.6% in the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The increase in the three months ended June 30, 2014 was due primarily to increased property taxes, offset partially by reduced on-site property manager payroll. The increase in the six months ended June 30, 2014 was due primarily to increases in property taxes, snow removal, and utilities expense, offset partially by lower advertising and selling costs.

Property tax expense increased 4.5% and 4.4% in the three and six months ended June 30, 2014 as compared to the same periods in 2013, due primarily to higher assessed values and tax rates.  We expect property tax growth of approximately 4.5% in the remainder of 2014.

On-site property manager payroll expense decreased 4.0% and 1.1% in the three and six months ended June 30, 2014 as compared to the same periods in in 2013.  This decrease was due primarily to efficiencies which resulted in fewer hours worked, combined with reduced workers’ compensation-related expenses.  We expect flat levels of on-site property manager payroll expense in the remainder of 2014.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 1.5% and 3.2% in the three and six months ended June 30, 2014 as compared to the same periods in in 2013 due primarily to reduced headcount.  We expect inflationary increases in supervisory payroll expense for the remainder of 2014 as compared to the same period in 2013.

Repairs and maintenance expense increased 1.7% and 19.1% in the three and six months ended June 30, 2014 as compared to the same periods in 2013.  Repair and maintenance costs include snow removal expense totaling $0.2 million and $0.4 million in the three months ended June 30, 2014 and 2013, respectively, and $7.3 million and $3.7 million in the six months ended June 30, 2014 and 2013, respectively.  Excluding snow removal costs, repairs and maintenance increased 3.6% and 2.0% in the three and six months ended June 30, 2014 as compared to the same periods in in 2013.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2014 as compared to the same period in 2013, excluding snow removal expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 2.9% and 7.3% in the three and six months ended June 30, 2014 as compared to the same periods in 2013.  The increase in the six month period was in large part due to the severe winter weather in many of the markets in which we operate.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; media and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  These costs declined 8.1% and 12.0% in the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to decreases in media advertising and telephone reservation center costs as a result of high occupancies.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in the third quarter of 2014 as compared to the same period in 2013, however, we expect an increase of approximately $2 million in our fourth quarter compared to the same period in 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 3.5% and 0.9% in the three and six months ended June 30, 2014 as compared to the same periods in 2013, due primarily to higher credit card fees, offset partially by lower property insurance costs.  We expect inflationary increases in other direct property costs in the remainder of 2014 as compared to the same period in 2013.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 3.6% and 1.2% in the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.  We expect inflationary growth in allocated overhead in the remainder of 2014 as compared to the same period in 2013.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2014	$440,622	$452,797
2013	$419,309	$430,179	$451,525	$443,055	$1,744,068

Total cost of operations:
2014	$139,529	$126,785
2013	$134,205	$125,335	$127,753	$102,116	$489,409

Property taxes:
2014	$47,602	$46,986
2013	$45,633	$44,972	$44,594	$27,781	$162,980

Repairs and maintenance:
2014	$14,748	$9,441
2013	$11,026	$9,281	$9,870	$9,986	$40,163

Advertising and selling expense:
2014	$6,483	$6,047
2013	$7,659	$6,580	$8,600	$4,957	$27,796

REVPAF:
2014	$13.34	$13.75
2013	$12.70	$13.05	$13.67	$13.44	$13.21

Weighted average realized annual rent per occupied square foot:
2014	$14.41	$14.52
2013	$13.81	$13.88	$14.49	$14.45	$14.16

Weighted average occupancy levels for the period:
2014	92.6%	94.7%
2013	91.9%	94.0%	94.4%	93.0%	93.3%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands, except for weighted average data)

Revenues:
Los Angeles (197 facilities)	$66,532	$63,514	4.8%	$131,553	$125,676	4.7%
San Francisco (128 facilities)	38,389	36,006	6.6%	75,604	71,020	6.5%
New York (79 facilities)	29,063	28,165	3.2%	57,526	55,863	3.0%
Chicago (129 facilities)	28,033	26,849	4.4%	55,273	52,816	4.7%
Washington DC (75 facilities)	21,856	21,295	2.6%	43,103	42,064	2.5%
Seattle-Tacoma (85 facilities)	21,569	20,268	6.4%	42,339	39,817	6.3%
Miami (61 facilities)	19,018	17,845	6.6%	37,688	35,380	6.5%
Dallas-Ft. Worth (98 facilities)	17,759	16,659	6.6%	35,114	32,880	6.8%
Houston (80 facilities)	16,471	15,236	8.1%	32,533	30,136	8.0%
Atlanta (89 facilities)	15,482	14,602	6.0%	30,718	28,957	6.1%
Philadelphia (55 facilities)	11,635	11,052	5.3%	22,962	21,828	5.2%
Denver (47 facilities)	10,564	9,834	7.4%	20,594	19,174	7.4%
Minneapolis-St Paul (41 facilities)	8,993	8,441	6.5%	17,477	16,341	7.0%
Portland (43 facilities)	8,272	7,721	7.1%	16,182	15,240	6.2%
Orlando-Daytona (45 facilities)	7,477	7,184	4.1%	14,861	14,292	4.0%
All other markets (731 facilities)	131,684	125,508	4.9%	259,892	248,004	4.8%
Total revenues	$452,797	$430,179	5.3%	$893,419	$849,488	5.2%

Net operating income:
Los Angeles	$53,398	$50,217	6.3%	$104,212	$98,087	6.2%
San Francisco	30,203	27,835	8.5%	58,795	54,377	8.1%
New York	20,513	19,850	3.3%	38,716	37,608	2.9%
Chicago	16,115	15,118	6.6%	28,501	27,985	1.8%
Washington DC	16,654	16,198	2.8%	32,034	31,373	2.1%
Seattle-Tacoma	16,595	15,383	7.9%	32,158	29,738	8.1%
Miami	13,192	12,303	7.2%	25,623	23,945	7.0%
Dallas-Ft. Worth	11,869	10,831	9.6%	23,284	21,204	9.8%
Houston	11,381	10,183	11.8%	22,307	20,032	11.4%
Atlanta	10,958	10,065	8.9%	21,486	19,751	8.8%
Philadelphia	8,371	7,523	11.3%	15,227	14,420	5.6%
Denver	7,730	7,016	10.2%	14,711	13,434	9.5%
Minneapolis-St. Paul	6,078	5,518	10.1%	11,137	10,144	9.8%
Portland	6,138	5,717	7.4%	11,890	11,061	7.5%
Orlando-Daytona	5,004	4,608	8.6%	9,854	9,127	8.0%
All other markets	91,813	86,479	6.2%	177,170	167,662	5.7%
Total net operating income	$326,012	$304,844	6.9%	$627,105	$589,948	6.3%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

Weighted average square foot occupancy:
Los Angeles	94.7%	94.0%	0.7%	94.0%	93.4%	0.6%
San Francisco	95.6%	94.9%	0.7%	94.9%	94.2%	0.7%
New York	94.7%	95.3%	(0.6)%	93.7%	94.5%	(0.8)%
Chicago	94.5%	95.0%	(0.5)%	93.1%	93.4%	(0.3)%
Washington DC	94.0%	94.4%	(0.4)%	92.5%	92.9%	(0.4)%
Seattle-Tacoma	94.8%	94.0%	0.9%	93.6%	92.6%	1.1%
Miami	94.9%	93.7%	1.3%	94.6%	93.3%	1.4%
Dallas-Ft. Worth	95.0%	93.9%	1.2%	94.2%	92.8%	1.5%
Houston	94.5%	93.7%	0.9%	93.9%	93.0%	1.0%
Atlanta	93.9%	92.2%	1.8%	93.0%	91.1%	2.1%
Philadelphia	95.0%	94.0%	1.1%	94.0%	92.5%	1.6%
Denver	96.2%	96.2%	0.0%	94.6%	94.8%	(0.2)%
Minneapolis-St. Paul	95.9%	95.7%	0.2%	93.6%	93.0%	0.6%
Portland	96.7%	94.9%	1.9%	95.3%	93.8%	1.6%
Orlando-Daytona	93.4%	93.3%	0.1%	93.2%	92.8%	0.4%
All other markets	94.6%	93.6%	1.1%	93.4%	92.5%	1.0%
Total weighted average occupancy	94.7%	94.0%	0.7%	93.7%	92.9%	0.9%

Realized annual rent per occupied square foot:
Los Angeles	$19.98	$19.19	4.1%	$19.89	$19.07	4.3%
San Francisco	20.97	19.79	6.0%	20.81	19.66	5.8%
New York	22.24	21.35	4.2%	22.22	21.34	4.1%
Chicago	13.98	13.28	5.3%	13.97	13.29	5.1%
Washington DC	20.30	19.81	2.5%	20.31	19.86	2.3%
Seattle-Tacoma	15.61	14.76	5.8%	15.50	14.73	5.2%
Miami	17.59	16.72	5.2%	17.47	16.62	5.1%
Dallas-Ft. Worth	11.37	10.78	5.5%	11.31	10.74	5.3%
Houston	11.96	11.14	7.4%	11.85	11.09	6.9%
Atlanta	10.60	10.15	4.4%	10.57	10.16	4.0%
Philadelphia	13.67	13.09	4.4%	13.61	13.11	3.8%
Denver	13.87	12.89	7.6%	13.73	12.75	7.7%
Minneapolis-St. Paul	12.69	11.91	6.5%	12.62	11.86	6.4%
Portland	14.66	13.90	5.5%	14.53	13.87	4.8%
Orlando-Daytona	11.21	10.76	4.2%	11.15	10.74	3.8%
All other markets	11.66	11.22	3.9%	11.62	11.21	3.7%
Total realized rent per square foot	$14.52	$13.88	4.6%	$14.45	$13.86	4.3%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
REVPAF:
Los Angeles	$18.92	$18.03	4.9%	$18.69	$17.82	4.9%
San Francisco	20.05	18.79	6.7%	19.74	18.52	6.6%
New York	21.07	20.35	3.5%	20.82	20.17	3.2%
Chicago	13.21	12.62	4.7%	13.01	12.41	4.8%
Washington DC	19.09	18.69	2.1%	18.80	18.45	1.9%
Seattle-Tacoma	14.80	13.87	6.7%	14.52	13.64	6.5%
Miami	16.69	15.66	6.6%	16.52	15.51	6.5%
Dallas-Ft. Worth	10.80	10.12	6.7%	10.65	9.97	6.8%
Houston	11.29	10.43	8.2%	11.13	10.31	8.0%
Atlanta	9.95	9.36	6.3%	9.82	9.25	6.2%
Philadelphia	12.99	12.30	5.6%	12.79	12.13	5.4%
Denver	13.34	12.40	7.6%	12.99	12.09	7.4%
Minneapolis-St. Paul	12.17	11.40	6.8%	11.81	11.03	7.1%
Portland	14.17	13.19	7.4%	13.84	13.01	6.4%
Orlando-Daytona	10.47	10.04	4.3%	10.39	9.97	4.2%
All other markets	11.03	10.50	5.0%	10.86	10.37	4.7%
Total REVPAF	$13.75	$13.05	5.4%	$13.54	$12.87	5.2%

Net operating income for the New York, Washington DC, Chicago and Philadelphia markets for the six months ended June 30, 2014 were negatively impacted by increased snow removal and utility costs due to severe winter weather.

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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2014 represent 212 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2012, or that we did not own as of January 1, 2012.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Other facilities” includes all facilities that we have owned, but were not yet stabilized as of January 1, 2012, three facilities that we obtained control of and began consolidating in 2012 and three newly developed facilities opened since January 1, 2013.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE FACILITIES	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
2014 third party acquisitions	$479	$-	$479	$479	$-	$479
2013 third party acquisitions	23,572	337	23,235	45,771	377	45,394
2012 third party acquisitions	6,779	5,285	1,494	13,213	10,242	2,971
Other facilities	17,176	15,775	1,401	33,508	31,134	2,374
Total rental income	48,006	21,397	26,609	92,971	41,753	51,218

Cost of operations before depreciation and amortization expense:
2014 third party acquisitions	$192	$-	$192	$192	$-	$192
2013 third party acquisitions	7,728	151	7,577	16,372	160	16,212
2012 third party acquisitions	2,330	2,007	323	4,695	3,898	797
Other facilities	5,392	4,644	748	10,922	9,532	1,390
Total cost of operations	15,642	6,802	8,840	32,181	13,590	18,591

Net operating income:
2014 third party acquisitions	$287	$-	$287	$287	$-	$287
2013 third party acquisitions	15,844	186	15,658	29,399	217	29,182
2012 third party acquisitions	4,449	3,278	1,171	8,518	6,344	2,174
Other facilities	11,784	11,131	653	22,586	21,602	984
Total net operating income (a)	32,364	14,595	17,769	60,790	28,163	32,627
Depreciation and amortization expense	(27,781)	(10,918)	(16,863)	(56,956)	(21,478)	(35,478)
Net income	$4,583	$3,677	$906	$3,834	$6,685	$(2,851)

At June 30:
Square foot occupancy:
2014 third party acquisitions				93.3%	-	-
2013 third party acquisitions				90.8%	69.0%	31.6%
2012 third party acquisitions				92.0%	91.1%	1.0%
Other facilities				87.9%	88.7%	(0.9)%
				90.1%	88.7%	1.6%
Annual contract rent per occupied square foot:
2014 third party acquisitions				$10.00	$-	-
2013 third party acquisitions				13.56	12.28	10.4%
2012 third party acquisitions				14.51	12.70	14.3%
Other facilities				16.22	15.74	3.0%
				$14.40	$14.72	(2.2)%
Number of facilities:
2014 third party acquisitions				6	-	6
2013 third party acquisitions				121	3	118
2012 third party acquisitions				24	24	-
Other facilities				61	58	3
				212	85	127
Net rentable square feet (in thousands):
2014 third party acquisitions				431	-	431
2013 third party acquisitions				8,036	229	7,807
2012 third party acquisitions				2,117	1,908	209
Other facilities				4,977	4,530	447
				15,561	6,667	8,894

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and six months ended June 30, 2014 and 2013.

For the six months ended June 30, 2014, the weighted average annualized yield for the facilities acquired in 2013 and 2012, respectively (excluding a facility that was acquired in 2012 and expanded in 2013), was 5.1% and 7.8%.  The yields for the facilities acquired in 2014 were not meaningful due to our limited ownership in the period.

During the six months ended June 30, 2014, we completed expansions to the Other Facilities, adding 100,000 net rentable square feet of self-storage space, for an aggregate cost of $13 million and we opened two newly developed facilities for an aggregate cost of $27 million with 235,000 net rentable square feet of self-storage space.

On July 1, 2014, we acquired 25 self-storage facilities with 1.8 million net rentable square feet for approximately $240 million in cash, and as of August 4, 2014, we have four additional self-storage facilities with 374,000 net rentable square feet of storage space under contract for an aggregate purchase price of approximately $40 million.

We expect to increase the number of Non Same Store Facilities over at least the next 18 months through development of additional self-storage space and acquisitions of existing facilities from third parties.  As of June 30, 2014, we had development and expansion projects which will add approximately 2.1 million net rentable square feet of storage space at a total cost of approximately $242 million.  A total of $61 million in costs were incurred through June 30, 2014 with respect to these projects, with approximately $70 million of the remaining costs expected to be incurred in the last six months of 2014, and the remainder in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

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

Equity in earnings of unconsolidated real estate entities

At June 30, 2014, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and six months ended June 30, 2014 and 2013 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$4,315	$4,676	$(361)	$9,652	$9,286	$366
Shurgard Europe	9,379	8,024	1,355	18,263	14,691	3,572
Other Investments	441	401	40	824	767	57
Total equity in earnings	$14,135	$13,101	$1,034	$28,739	$24,744	$3,995

Investment in PSB:  At June 30 2014 and December 31, 2013, we had an approximate 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

During the last six months of 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share, and 950,000 shares of PSB common stock from PSB at $79.25 per share.

At June 30, 2014, PSB owned and operated 29.7 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased to $4.3 million for the three months ended June 30, 2014 as compared to  $4.7 million for the same period in 2013, and increased to $9.7 million for the six months June 30, 2014 from $9.3 million for the same period in 2013. Equity earnings from PSB for the three and six months ended June 30, 2014 as compared to the same periods in 2013 were impacted by a) the incremental earnings generated by the properties PSB acquired in 2013, b) additional depreciation expense recorded by PSB associated with the properties it acquired in 2013, c) additional amortization expense we recorded with respect to differences between underlying book value and the cost of PSB common shares we acquired in the last six months of 2013.  See Note 4 to our June 30, 2014 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At June 30, 2014, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for the six months ended June 30, 2014 and 2013 is included in Note 4 to our June 30, 2014 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe.

Equity in earnings from Shurgard Europe increased to $9.4 million and $18.3 million for the three and six months ended June 30, 2014 from $8.0 million and $14.7 million for the same periods in 2013.  The increase is due primarily to our equity share of improved property operations and our $1.4 million equity share of a lease termination charge during the six months ended June 30, 2013, and our $0.6 million equity share of a lease termination benefit recorded during the three and six months ended June 30, 2014.

In July 2014, Shurgard Europe completed the following financing transactions: (i) amended its bank loan to, among other things, expand the outstanding borrowings from €82.9 million to €125.0 million, set the interest rate at Euribor plus 1.8%, and extend the maturity to January 2018, (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii) fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $205.0 million for our 49% share of the shareholder loan.  Our ongoing equity earnings in Shurgard Europe will be negatively impacted by approximately $1.4 million per quarter, compared to the amounts for the three months ended June 30, 2014, due to our 49% equity share of Shurgard Europe’s increased third party interest expense.

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

The following table reflects 100% of the operating results of those 174 facilities.  We restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three and six months ended June 30, 2014.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our June 30, 2014 financial statements, we disclose Shurgard Europe’s consolidated operating results for the six months ended June 30, 2014 and 2013.  Shurgard Europe’s consolidated operating results include 13 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (174 facilities):	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except weighted average data, utilizing constant exchange rates) (a)

Revenues (including late charges and administrative fees)	$53,383	$51,737	3.2%	$105,820	$103,507	2.2%
Less: Cost of operations (excluding depreciation and amortization expenses)	23,250	23,327	(0.3)%	45,818	45,615	0.4%
Net operating income (b)	$30,133	$28,410	6.1%	$60,002	$57,892	3.6%

Gross margin	56.4%	54.9%	2.7%	56.7%	55.9%	1.4%

Weighted average for the period:
Square foot occupancy	85.6%	79.8%	7.3%	84.2%	79.9%	5.4%

Realized annual rent, prior to late charges and administrative fees, per:
Occupied square foot (c)	$26.49	$27.54	(3.8)%	$26.69	$27.54	(3.1)%
Available square foot (“REVPAF”) (c)	$22.67	$21.98	3.1%	$22.47	$22.01	2.1%

At June 30:
Square foot occupancy				86.4%	81.0%	6.7%
Annual contract rent per occupied square foot (d)				$28.45	$29.98	(5.1)%
Total net rentable square feet (in thousands)				9,244	9,244	-

Average Euro to the U.S. Dollar for the period (a):
Constant exchange rates used herein	1.371	1.371	-	1.371	1.371	-
Actual historical exchange rates	1.371	1.305	5.1%	1.371	1.313	4.4%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for three and six months ended June 30, 2013 have been restated using the actual exchange rates for the three and six months ended June 30, 2014.

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

(c)Realized annual rent per occupied square foot is computed by dividing annualized rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing annualized rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

(d)Contract rent represents the applicable contractual monthly rent charged to tenants, excluding the impact of promotional discounts, late charges and administrative fees.

NOI increased 6.1% and 3.6% in the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, principally due to increases of 3.2% and 2.2%, respectively, in revenue, and approximately flat in cost of operations.  Due to the limited number of facilities in this portfolio and lack of geographic concentration, as well as recent volatile economic conditions in Western Europe, it is difficult to estimate revenue growth.  However, based upon current trends, it appears that revenue should increase modestly in the second half of 2014.

Other Investments:  The “Other Investments” at June 30, 2014 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 14 self-storage facilities (792,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our June 30, 2014 financial statements under the “Other Investments” for certain condensed combined financial information of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by customers in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 42 self-storage facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our June 30, 2014 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$23,663	$21,162	$2,501	$45,903	$41,399	$4,504
Commercial	3,966	3,491	475	7,971	7,024	947
Merchandise and other	9,605	9,149	456	17,397	16,614	783
Total revenues	37,234	33,802	3,432	71,271	65,037	6,234

Ancillary Cost of Operations:
Tenant reinsurance	1,040	3,767	(2,727)	13,613	7,469	6,144
Commercial	1,293	1,319	(26)	2,608	2,629	(21)
Merchandise and other	5,794	5,348	446	10,357	9,732	625
Total cost of operations	8,127	10,434	(2,307)	26,578	19,830	6,748

Commercial depreciation	733	688	45	1,421	1,387	34

Ancillary net income:
Tenant reinsurance	22,623	17,395	5,228	32,290	33,930	(1,640)
Commercial	1,940	1,484	456	3,942	3,008	934
Merchandise and other	3,811	3,801	10	7,040	6,882	158
Total ancillary net income	$28,374	$22,680	$5,694	$43,272	$43,820	$(548)

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by customers in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the number of customers that participate in the insurance program and the average premium rates charged.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the six months ended June 30, 2014 includes a $7.8 million accrual related to a contingent legal settlement.  Tenant reinsurance cost of operations for the three and six months ended June 30, 2014 includes a $4.1 million reduction associated with the recognition of a deferred tax asset.  The increases of $1.4 million and $2.5 million in ongoing cost of operations for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, are due primarily to an increase in exposure associated with more insured tenants and, to a lesser extent, claims resulting from extreme weather conditions in early 2014.

Tenant reinsurance revenue with respect to our Same Store Facilities increased from $19.6 million and $38.5 million in the three and six months ended June 30, 2013 to $21.0 million and $41.0 million in the same periods in 2014 primarily due to more insured tenants and, to a lesser extent, higher average premium rates charged.  The remaining increases are due primarily to the acquisition of 127 self-storage facilities from third parties since January 1, 2013.

We expect continued increases in tenant insurance revenues in the remainder of 2014 as the tenant insurance revenues with respect to the facilities we acquired in 2013 are reflected for a full year, combined with the acquisition of additional facilities in 2014.

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

Other Income and Expense Items

Interest and other income:  Interest and other income for the three months ended June 30, 2014 and 2013, totaled $1.0 million and $5.5 million, respectively, representing a reduction of $4.5 million.  Interest and other income for the six months ended June 30, 2014 and 2013, totaled $3.4 million  and $11.1 million, respectively, representing a reduction of $7.7 million.  These reductions were primarily due to the sale of a 51% interest in the loan receivable from Shurgard Europe on January 28, 2014 to our joint venture partner (see Note 5 to the June 30, 2014 financial statements) which reduced interest income on the loan receivable from Shurgard Europe to nil and $1.5 million for the three and six months ended June 30, 2014, respectively, as compared to $4.7 million and $9.4 million, respectively, for the same periods in 2013.  From January 28, 2014, we will no longer record interest income from the loan.

Interest and other income also includes approximately $0.3 million and $0.6 million in each of the three and six month periods ended June 30, 2014 and 2013, respectively, representing 51% of trademark license fees received from Shurgard Europe for the use of the “Shurgard” trade name.

All other interest income and trademark license fees received from Shurgard Europe are reflected as equity in earnings on our income statements.

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

Depreciation and amortization: Depreciation and amortization increased to $106.4 million and $215.5 million for the three and six months ended June 30, 2014 as compared to $90.9 million and $181.9 million for the same periods in 2013, due principally to the 121 facilities acquired from third parties in 2013.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $10.2 million and $24.8 million for the three and six months ended June 30, 2014 as compared to $2.1 million and $4.7 million for the same periods in 2013.  Based upon the facilities we own at June 30, 2014, amortization expense with respect to such intangibles is estimated at $13.5 million for the remainder of 2014.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)

Share-based compensation expense	$7,077	$7,005	$72	$13,364	$12,899	$465
Costs of senior executives	416	416	-	4,722	4,472	250
Development and acquisition costs	2,184	1,276	908	4,507	3,011	1,496
Tax compliance costs and taxes paid	994	1,111	(117)	2,360	2,392	(32)
Legal costs	742	641	101	1,758	2,122	(364)
Public company costs	861	751	110	1,705	1,670	35
Other costs	3,103	2,885	218	5,950	5,772	178
Total	$15,377	$14,085	$1,292	$34,366	$32,338	$2,028

Share-based compensation expense includes the amortization of restricted share units (“RSUs”) and stock options granted to employees, as well as employer taxes incurred upon vesting of RSUs and upon exercise of employee stock options.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  We expect increases in share-based compensation for the remainder of 2014 similar to those experienced in the first six months of 2014.  See Note 10 to our June 30, 2014 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increase reflects additional incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The increase is due to increased development and acquisition activities.

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

Interest expense: Interest expense was $2.1 million and $5.5 million for the three and six months ended June 30, 2014, as compared to $0.6 million and $4.1 million for the same periods in 2013.  Increases in interest expense due primarily to $0.9 million and $2.5 million in cash interest for the three and six months ended June 30, 2014, and $0.4 million and $1.4 million in amortization of loan costs with respect to our term loan were offset by principal repayments on our notes payable.  See Note 6 to our June 30, 2014 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.  On July 29, 2014, we repaid $200.0 million of our term loan.  The level of interest expense that we incur in the remainder of 2014 will be dependent upon the source of funds used to repay the remaining $122.0 million balance on our term loan, which matures on December 2, 2014.

Foreign Exchange Gain (Loss): We recorded foreign currency translation losses of $1.7 million and $4.0 million for the three and six months ended June 30, 2014, as compared to a foreign currency translation gain of $5.9 million and a foreign currency translation loss of $6.8 million for the same periods in 2013, respectively, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.

In July 2014, Shurgard Europe repaid its loan payable to us.  During July 2014, we will record a foreign exchange loss of $3.0 million, based upon the U.S. Dollars received in the repayment, as compared to the loan value at June 30, 2014.  As the loan is repaid, no further foreign exchange gains or losses on the loan are expected.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders decreased during the three and six months ended June 30, 2014 as compared to the same periods in 2013 due primarily to higher average outstanding preferred shares, offset partially by lower average dividend rates.  Based upon our preferred shares outstanding at June 30, 2014, our quarterly distribution to our preferred shareholders is expected to be approximately $60.8 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$326,012	$304,844	$627,105	$589,948
Non Same Store Facilities	32,364	14,595	60,790	28,163
	358,376	319,439	687,895	618,111

Self-storage depreciation expense:
Same Store Facilities	(77,929)	(79,331)	(157,087)	(159,073)
Non Same Store Facilities	(27,781)	(10,918)	(56,956)	(21,478)
	(105,710)	(90,249)	(214,043)	(180,551)

Self-storage net income:
Same Store Facilities	248,083	225,513	470,018	430,875
Non Same Store Facilities	4,583	3,677	3,834	6,685
Total net income from self-storage	252,666	229,190	473,852	437,560

Ancillary operating revenue	37,234	33,802	71,271	65,037
Ancillary cost of operations	(8,127)	(10,434)	(26,578)	(19,830)
Commercial depreciation and amortization	(733)	(688)	(1,421)	(1,387)
General and administrative expenses	(15,377)	(14,085)	(34,366)	(32,338)
Operating income	$265,663	$237,785	$482,758	$449,042

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

We have generally been able to raise preferred capital at an attractive cost relative to the issuance of our common shares, and as a result, our issuances of common shares for cash have been minimal over the past several years.  During the early part of 2013, we issued preferred securities with coupons as low as 5.2%.  Since then, rates increased and market conditions for the issuance of common and preferred capital worsened, and as a result during the last three months of 2013, we borrowed approximately $750.1 million from banks to bridge finance our acquisition activities during that timeframe (see discussion of our bridge financing below).  Since then, coupon rates and market conditions have improved, and in March and April 2014, we issued $285.0 million of preferred securities at a market coupon rate of 6.375%, and in June 2014, we issued $287.5 million of preferred securities at a market coupon rate of 6.0%.  The market coupon rate on our preferred securities is influenced by long-term interest rates.

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

As of June 30, 2014, our capital resources totaled approximately $763 million, consisting of (i) cash and cash equivalents totaling $388 million, (ii) $205 million received from Shurgard Europe in July 2014 in repayment of its shareholder loan to us, and (iii) $170 million of retained operating cash flow for the remainder of 2014.  We also have approximately $286 million of available borrowing capacity on our line of credit.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders, and estimated capital expenditure requirements for the six months ending December 31, 2014.

At June 30, 2014, we had estimated remaining 2014 capital commitments totaling approximately $679 million, consisting of $322 million to repay our term loan, $7 million in maturities on notes payable, $280 million in property acquisitions, as well as approximately $70 million of spending on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to raise additional capital, including the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.

Debt Service Requirements: As of June 30, 2014, our outstanding debt totaled approximately $397.0 million.  Approximate principal maturities of our outstanding debt are as follows (amounts in thousands):

	Term Loan	Notes Payable	Total

2014 (remainder)	$322,000	$7,342	$329,342
2015	-	30,955	30,955
2016	-	16,100	16,100
2017	-	5,970	5,970
2018	-	11,076	11,076
Thereafter	-	3,544	3,544
	$322,000	$74,987	$396,987

The remaining maturities on our notes payable are nominal compared to our annual cash from operations.  We intend to repay the notes payable at maturity and not seek to refinance it with additional debt.  In July 2014, we repaid $200.0 million of our term loan, leaving a remaining balance of $122.0 million.

Virtually all of our real estate facilities are unencumbered at June 30, 2014.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer, which totaled $32.9 million during the six months ended June 30, 2014.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2014, we expect to incur approximately $75 million for capital expenditures and fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during the six months ended June 30, 2014 totaled $593.9 million, consisting of $110.2 million to preferred shareholders and $483.7 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2014 to be approximately $243.1 million per year.

On July 31, 2014, our Board of Trustees declared a regular common quarterly dividend of $1.40 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the cash provided by operating activities of the respective subsidiary.  Such distributions are estimated at approximately $6.8 million in 2014, with respect to such noncontrolling interests outstanding at June 30, 2014.

Real Estate Investment Activities:  On July 1, 2014, we acquired 25 self-storage facilities for an aggregate of $240.0 million in cash.  At August 4, 2014, we have four additional self-storage facilities under contract for an aggregate purchase price of approximately $40 million.  During the remainder of 2014, we will continue to seek to acquire self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of June 30, 2014, we had development and expansion projects which will add approximately 2.1 million net rentable square feet of storage space at a total cost of approximately $242 million.  A total of $61 million in costs were incurred through June 30, 2014 with respect to these projects, with approximately $70 million of the remaining costs expected to be incurred in the last six months of 2014, and the remainder in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: In July 2014, Shurgard Europe completed the following financing transactions: (i) amended its bank loan to, among other things, expand the outstanding borrowings from €82.9 million to €125.0 million, set the interest rate at Euribor plus 1.8%, and extend the maturity to January 2018, (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii) fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $205.0 million for our 49% share of the shareholder loan.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 4, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2014 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt (1)	$83,154	$9,920	$33,261	$17,656	$6,640	$11,610	$4,067

Term loan (2)	322,000	322,000	-	-	-	-	-

Operating leases (3)	73,898	2,331	3,830	3,738	2,700	2,384	58,915

Construction commitments (4)	50,751	40,601	10,150	-	-	-	-

Purchase commitments (5)	240,000	240,000	-	-	-	-	-

Total	$769,803	$614,852	$47,241	$21,394	$9,340	$13,994	$62,982

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our June 30, 2014 financial statements for additional information on our notes payable.

(2)We repaid $200.0 million on July 29, 2014.  See Note 6 to our June 30, 2014 financial statements for additional information on our term loan.

(3)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(4) Amounts exclude an additional $130.4 million in future expected development spending that was not under contract at June 30, 2014.

(5)We completed an acquisition for $240.0 million on July 1, 2014 for which we were under contract and not subject to closing contingencies as of June 30, 2014.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2014 to be approximately $243.1 million per year.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.  We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Off-Balance Sheet Arrangements: At June 30, 2014, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $397.0 million and represents 4.3% of the book value of our equity at June 30, 2014.

We have foreign currency exposure related to our investment in Shurgard Europe, which has a book value of $427.8 million at June 30, 2014.  We also have foreign currency exposure related to a loan receivable from Shurgard Europe,  which is denominated in Euros, totaling €152.4 million ($207.9 million) at June 30, 2014.  In July 2014, Shurgard Europe repaid its €311.0 million shareholder loan due to us and our joint venture partner.  Shurgard Europe funded the repayments with the proceeds from the issuance of senior unsecured notes to third parties totaling €300.0 million, due in various tranches between seven to twelve years and a modification of its existing bank debt increasing borrowings to €125.0 million and extending the maturity to December 2017.  We received a total of $205.0 million for our 49% share of the note, based upon the foreign exchange rates at the dates of payments.

At June 30, 2014, we had $322.0 million payable under a term loan which matures on December 2, 2014 and bears interest at a variable rate of Libor plus 0.90%.    In July 2014, we repaid $200.0 million of our term loan, leaving a remaining balance of $122.0 million.

The fair value of our fixed rate debt at June 30, 2014 is $75.0 million.  The table below summarizes the annual maturities of our fixed rate debt which had a weighted average fixed rate of 4.6% at June 30, 2014.  See Note 6 to our June 30, 2014 financial statements for further information regarding our fixed rate debt (dollar amounts in thousands).

	Remainder of
	2014	2015	2016	2017	2018	Thereafter	Total

Fixed rate debt	$7,342	$30,955	$16,100	$5,970	$11,076	$3,544	$74,987

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended June 30 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 4, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2014.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended June 30, 2014.

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

DATED: August 4, 2014

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

3.14	Articles Supplementary for Public Storage 6.000% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated May 30, 2014 and incorporated by reference herein.

4.1	Master Deposit Agreement, dated as of May 31, 2007. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2007 and incorporated by reference herein.

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

10.11*

Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as amended effective May 1, 2014.  Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

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