Form 10-Q
period 2014-09-30
Public Storage
filed 2014-11-04
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November 2, 2014:

Common Shares of beneficial interest, $.10 par value per share – 172,725,666 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2014 and December 31, 2013	1

	Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Statement of Equity for the Nine Months Ended September 30, 2014	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5-6

	Condensed Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-56

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 6.	Exhibits	58

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$98,252	$19,169
Real estate facilities, at cost:
Land	3,421,473	3,321,236
Buildings	9,243,560	8,965,020
	12,665,033	12,286,256
Accumulated depreciation	(4,384,959)	(4,098,814)
	8,280,074	8,187,442
Construction in process	72,521	52,336
	8,352,595	8,239,778

Investments in unconsolidated real estate entities	837,624	856,182
Goodwill and other intangible assets, net	229,984	246,854
Loan receivable from Shurgard Europe	-	428,139
Other assets	106,013	86,144
Total assets	$9,624,468	$9,876,266

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$50,100
Term loan	-	700,000
Notes payable	71,632	88,953
Accrued and other liabilities	260,461	218,358
Total liabilities	332,093	1,057,411

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
165,400 shares issued (in series) and outstanding, (142,500 at
December 31, 2013), at liquidation preference	4,135,000	3,562,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,418,434 shares issued and outstanding (171,776,291 shares at
December 31, 2013)	17,242	17,178
Paid-in capital	5,559,746	5,531,034
Accumulated deficit	(417,663)	(318,482)
Accumulated other comprehensive loss	(27,895)	(500)
Total Public Storage shareholders’ equity	9,266,430	8,791,730
Noncontrolling interests	25,945	27,125
Total equity	9,292,375	8,818,855
Total liabilities and equity	$9,624,468	$9,876,266

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Self-storage facilities	$534,271	$477,978	$1,520,661	$1,369,219
Ancillary operations	37,325	33,979	108,596	99,016
	571,596	511,957	1,629,257	1,468,235

Expenses:
Self-storage cost of operations	146,979	136,751	445,474	409,881
Ancillary cost of operations	13,014	11,052	39,592	30,882
Depreciation and amortization	111,077	96,537	326,541	278,475
General and administrative	17,874	17,650	52,240	49,988
	288,944	261,990	863,847	769,226

Operating income	282,652	249,967	765,410	699,009
Interest and other income	749	5,608	4,151	16,705
Interest expense	(1,238)	(478)	(6,781)	(4,622)
Equity in earnings of unconsolidated real
estate entities	14,566	14,269	43,305	39,013
Foreign currency exchange (loss) gain	(3,012)	16,094	(7,035)	9,281
Gain on real estate sales	1,260	168	2,479	168
Net income	294,977	285,628	801,529	759,554
Allocation to noncontrolling interests	(1,518)	(1,430)	(4,040)	(3,670)
Net income allocable to Public Storage shareholders	293,459	284,198	797,489	755,884
Allocation of net income to:
Preferred shareholders	(60,763)	(51,907)	(170,942)	(152,404)
Restricted share units	(881)	(930)	(2,328)	(2,498)
Net income allocable to common shareholders	$231,815	$231,361	$624,219	$600,982
Net income allocable to common shareholders
per common share:
Basic	$1.34	$1.35	$3.63	$3.50
Diluted	$1.34	$1.34	$3.61	$3.48

Basic weighted average common shares outstanding	172,378	171,721	172,190	171,597
Diluted weighted average common shares
outstanding	173,304	172,793	173,098	172,651
Cash dividends declared per common share	$1.40	$1.25	$4.20	$3.75

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$294,977	$285,628	$801,529	$759,554
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(26,339)	34,135	(34,430)	5,805
Adjust for foreign currency exchange loss (gain)
included in net income	3,012	(16,094)	7,035	(9,281)
Other comprehensive (loss) income	(23,327)	18,041	(27,395)	(3,476)
Total comprehensive income	271,650	303,669	774,134	756,078
Allocation to noncontrolling interests	(1,518)	(1,430)	(4,040)	(3,670)
Comprehensive income allocable to Public Storage shareholders	$270,132	$302,239	$770,094	$752,408

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 22,900 preferred shares (Note 8)	572,500	-	(17,394)	-	-	555,106	-	555,106
Issuance of common shares in connection with
share-based compensation (642,143 shares)
(Note 10)	-	64	35,846	-	-	35,910	-	35,910
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	10,260	-	-	10,260	-	10,260
Net income	-	-	-	801,529	-	801,529	-	801,529
Net income allocated to noncontrolling interests	-	-	-	(4,040)	-	(4,040)	4,040	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(170,942)	-	(170,942)	-	(170,942)
Noncontrolling interests	-	-	-	-	-	-	(5,220)	(5,220)
Common shares and restricted share units
($4.20 per share)	-	-	-	(725,728)	-	(725,728)	-	(725,728)
Other comprehensive loss (Note 2)	-	-	-	-	(27,395)	(27,395)	-	(27,395)
Balances at September 30, 2014	$4,135,000	$17,242	$5,559,746	$(417,663)	$(27,895)	$9,266,430	$25,945	$9,292,375

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$801,529	$759,554
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on real estate sales	(2,479)	(168)
Depreciation and amortization	326,541	278,475
Distributions received from unconsolidated real estate entities less
than equity in earnings	(7,852)	(5,182)
Foreign currency exchange loss (gain)	7,035	(9,281)
Other	28,375	16,265
Total adjustments	351,620	280,109
Net cash provided by operating activities	1,153,149	1,039,663
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(63,599)	(55,883)
Construction in process	(80,027)	(78,578)
Acquisition of real estate facilities and intangibles (Note 3)	(271,228)	(392,380)
Investment in unconsolidated real estate entities	-	(29,752)
Proceeds from sale of real estate investments	2,581	257
Disposition of portion of loan receivable from Shurgard Europe	216,217	-
Repayments of loan receivable from Shurgard Europe	204,947	-
Other	891	9,674
Net cash provided by (used in) investing activities	9,782	(546,662)
Cash flows from financing activities:
Repayments on bank credit facility	(50,100)	(133,000)
Repayments on term loan	(700,000)	-
Repayments on notes payable	(21,994)	(234,936)
Issuance of common shares	35,910	20,482
Issuance of preferred shares	555,106	701,687
Acquisition of noncontrolling interests	-	(4,482)
Distributions paid to Public Storage shareholders	(896,670)	(798,300)
Distributions paid to noncontrolling interests	(5,220)	(4,844)
Net cash used in financing activities	(1,082,968)	(453,393)
Net increase in cash and cash equivalents	79,963	39,608
Net effect of foreign exchange translation on cash and cash equivalents	(880)	118
Cash and cash equivalents at the beginning of the period	19,169	17,239
Cash and cash equivalents at the end of the period	$98,252	$56,965

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Supplemental schedule of non-cash investing and financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$165	$(9)
Investments in unconsolidated real estate entities	26,410	3,768
Loan receivable from Shurgard Europe	6,975	(9,446)
Accumulated other comprehensive (loss) income	(34,430)	5,805

Real estate acquired in exchange for assumption of note payable	(5,097)	-
Note payable assumed in connection with acquisition of real estate	5,097	-

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

At September 30, 2014, we have direct and indirect equity interests in 2,234 self-storage facilities (with approximately 144 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 187 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 31 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2014, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or where the equity holders as a group do not have a controlling financial interest.  We have no investments or other involvement in any VIEs.

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we have significant influence over, but do not control, using the

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”), eliminating intra-entity profits and losses and amortizing any differences between the cost and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  When we obtain control of an Unconsolidated Real Estate Entity, we commence consolidating the entity and record a gain representing the differential between the book value and fair value of our preexisting equity interest.  All changes in consolidation status are reflected prospectively.

When we are general partner, we control the partnership unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at September 30, 2014, the Company and the Subsidiaries own 2,221 self-storage facilities in the U.S., one self-storage facility in London, England and five commercial facilities in the U.S.  At September 30, 2014, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 13 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2014, we had no tax benefits that were not recognized.

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

September 30, 2014

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

September 30, 2014

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

At September 30, 2014, due primarily to our investment in Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.  In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan with financing proceeds it received from third parties.  We received a total of $204.9 million for our 49% share of the loan, based upon the foreign exchange rates at the date of repayment.  As the loan is repaid, no further foreign exchange gains or losses on the loan are expected.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2014 and December 31, 2013.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2014 and December 31, 2013.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense for each period.  At September 30, 2014, these intangibles have a net book value of $36.6 million ($53.4 million at December 31, 2013).  Accumulated amortization totaled $59.8 million at September 30, 2014 ($35.1 million at December 31, 2013), and amortization expense of $37.4 million and $9.8 million was recorded in the nine months ended September 30, 2014 and 2013, respectively.  The estimated future amortization expense for our finite-lived intangible assets at September 30, 2014 is $9.1 million in the remainder of 2014, $16.9 million in 2015 and $10.6 million thereafter.  During the nine months ended September 30, 2014 and 2013, intangibles were increased $20.5 million and $17.5 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

For our loan receivable from Shurgard Europe, if we determine that it is probable we will be unable to collect all amounts due based on the terms of the loan agreement, we record an impairment charge for any excess of book value over the present value of expected future cash flows.  In July 2014, Shurgard Europe fully repaid our loan receivable from them.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.269 U.S. Dollars per Euro at September 30, 2014 (1.377 at December 31, 2013), and average exchange rates of 1.326 and 1.324 for the three months ended September 30, 2014 and 2013, respectively, and average exchange rates of 1.356 and 1.317 for the nine months ended September 30, 2014 and 2013, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued an accounting standard (ASU No. 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The new standard is effective for us on January 1, 2017.  Early adoption is not permitted.  We have not yet selected a transition method.  We do not believe the adoption of ASU No. 2014-09 will have a material impact on our results of operations or financial condition.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Amounts in thousands)

Net income allocable to common shareholders	$231,815	$231,361	$624,219	$600,982

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	172,378	171,721	172,190	171,597
Net effect of dilutive stock options -
based on treasury stock method	926	1,072	908	1,054
Diluted weighted average common shares outstanding	173,304	172,793	173,098	172,651

3.Real Estate Facilities

Activity in real estate facilities is as follows:

Nine Months Ended
September 30, 2014
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,286,256
Capital expenditures to maintain real estate facilities	63,599
Acquisitions	255,805
Dispositions	(112)
Newly developed facilities opened for operation	59,842
Impact of foreign exchange rate changes	(357)
Ending balance	12,665,033
Accumulated depreciation:
Beginning balance	(4,098,814)
Depreciation expense	(286,347)
Dispositions	10
Impact of foreign exchange rate changes	192
Ending balance	(4,384,959)
Construction in process:
Beginning balance	52,336
Current development	80,027
Newly developed facilities opened for operation	(59,842)
Ending balance	72,521
Total real estate facilities at September 30, 2014	$8,352,595

During the nine months ended September 30, 2014, we acquired 31 self-storage facilities from third parties  (2,238,000 net rentable square feet), for a total cost of $276.3 million, consisting of $271.2 million in

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

cash and loan assumption of $5.1 million.  Approximately $20.5 million of the aggregate cost was allocated to intangible assets.  We completed expansion and development activities during the nine months ended September 30, 2014, adding 686,000 net rentable square feet of self-storage space, at an aggregate cost of $59.8 million.  Construction in process at September 30, 2014 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 3.0 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $342.2 million.  We received approximately $2.6 million in disposition proceeds during the nine months ended September 30, 2014.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2014	December 31, 2013

PSB	$418,007	$424,538
Shurgard Europe	412,710	424,095
Other Investments	6,907	7,549
Total	$837,624	$856,182

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

PSB	$5,513	$4,861	$15,165	$14,147
Shurgard Europe	8,363	8,953	26,626	23,644
Other Investments	690	455	1,514	1,222
Total	$14,566	$14,269	$43,305	$39,013

During the nine months ended September 30, 2014 and 2013, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $35.5 million and $33.8 million, respectively.  At September 30, 2014, our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $78 million.  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.4 million during the nine months ended September 30, 2014.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of September 30, 2014 and December 31, 2013, comprised of our ownership of 7,158,354 shares of PSB’s common stock, which includes 406,748 shares that we purchased in open-market transactions at an average cost of $73.15 per share during the three months ended September 30, 2013, and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2014 ($76.14 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.1 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2014	2013

	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$285,429	$266,299
Costs of operations	(98,081)	(88,005)
Depreciation and amortization	(83,547)	(80,187)
General and administrative	(8,928)	(7,404)
Other items	(9,944)	(12,391)
Net income	84,929	78,312
Allocations to preferred shareholders and
restricted share unitholders	(45,465)	(44,185)
Net income allocated to common shareholders and
LP Unitholders	$39,464	$34,127

	September 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily real estate)	$2,242,010	$2,238,559
Debt	250,000	250,000
Other liabilities	80,454	73,919
Equity:
Preferred stock	995,000	995,000
Common equity and units	916,556	919,640

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.   In addition, Shurgard Europe pays a license fee to Public Storage for the use of the “Shurgard” trademark, and in the three months ended September 30, 2014, repaid a shareholder loan (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $26.4 million and $3.8 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods,  rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

	September 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,391,628	$1,468,155
Total debt to third parties	533,703	154,119
Total shareholder loan	-	428,139
Other liabilities	108,557	107,550
Equity	749,368	778,347

Exchange rate of Euro to U.S. Dollar	1.269	1.377

	2014	2013

	(Amounts in thousands)
For the nine months ended September 30,
Self-storage and ancillary revenues	$193,079	$182,688
Self-storage and ancillary cost of operations	(76,583)	(74,040)
Depreciation and amortization	(47,367)	(44,980)
General and administrative	(10,389)	(8,783)
Interest expense on third party debt	(5,702)	(3,920)
Trademark license fee payable to Public Storage	(1,933)	(1,828)
Interest expense on shareholder loan	(21,761)	(28,009)
Lease termination benefit (charge) and other (a)	1,301	(2,712)

Net income	$30,645	$18,416
Average exchange rates Euro to the U.S. Dollar	1.356	1.317

(a) Amounts for the nine months ended September 30, 2014 and 2013 include a $1.3 million lease termination benefit and a $2.8 million lease termination charge, respectively, associated with a closed facility.

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

	2014	2013

	(Amounts in thousands)
For the nine months ended September 30,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$15,016	$9,024
Adjustments:
49% of trademark license fees	947	896
49% of interest on shareholder loan	10,663	13,724

Total equity in earnings of Shurgard Europe	$26,626	$23,644

As indicated in the table above, 49% of the trademark license fees and interest paid by Shurgard Europe to its shareholders is included in our equity in earnings of Shurgard Europe and any remaining amount paid to us is included in “interest and other income” on our income statements.  See Note 5 for further information.

Other Investments

At September 30, 2014, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 13 self-storage facilities  (14 at December 31, 2013).

The following table sets forth certain condensed combined financial information (representing 100% of these entities’ balances, rather than our pro-rata share) with respect to the Other Investments:

	2014	2013

	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$10,832	$10,535
Cost of operations and other expenses	(3,709)	(3,655)
Depreciation and amortization	(1,330)	(1,493)
Gain on sale of real estate investment	713	-
Net income	$6,506	$5,387

	September 30,	December 31,
	2014	2013

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$26,342	$26,531
Total accrued and other liabilities	2,694	1,412
Total Partners’ equity	23,648	25,119

5.Loan Receivable from Shurgard Europe

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1 million) and bore interest at 9.0% per annum.  On January 28, 2014, our

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

joint venture partner in Shurgard Europe acquired a  51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan.  We received a total of $204.9 million for our 49% share of the loan, based upon the foreign exchange rates at the date of repayment.

For the three and nine months ended September 30, 2014, we recorded interest income with respect to this loan of nil and approximately $1.5 million, respectively, as compared to $4.8 million and $14.3 million for the three and nine months ended September 30, 2013, respectively.  The reduction in amounts classified as interest and other income during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, is due to the sale, on January 28, 2014 of 51% of the shareholder loan to our joint venture partner, who collected 51% of the loan interest following the sale.

Based upon our continued expectation of repayment of the loan in the foreseeable future, we reflected changes in the U.S. Dollar equivalent of the amount due us, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement until repayment of the loan in full in July 2014.  During July 2014, we recorded a foreign exchange loss of $3.0 million, based upon the U.S. Dollars received in the repayment, as compared to the loan value at June 30, 2014.

  We believed that the interest rate on the loan approximated the market rate for loans with similar terms, conditions, subordination features, and tenor, and that the fair value of the loan approximated book value.  In our evaluation of market rates and fair value, we considered that Shurgard Europe had sufficient operating cash flow, liquidity and collateral, and we have sufficient creditor rights such that credit risk was mitigated.

6.Credit Facility, Term Loan and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at September 30, 2014).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at September 30, 2014).  At September 30, 2014 and November 4, 2014, we had no outstanding borrowings under this Credit Facility ($50.1 million at December 31, 2013).  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.1 million at September 30, 2014 and $15.1 million at December 31, 2013.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2014.

On December 2, 2013, we entered into a one year $700 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank.  Our outstanding borrowings under this Term Loan totaled $700.0 million at December 31, 2013.    The interest rate and covenants on the Term Loan were the same as for the Credit Facility.  On September 30, 2014, we repaid the outstanding balance of the Term Loan and the Term Loan was extinguished.    In connection with the Term Loan, we incurred origination costs of $1.9 million which were amortized over the one year period of the Term Loan using the effective interest method.    As of September 30, 2014, we had no remaining unamortized loan costs ($1.8 million as of December 31, 2013).

The carrying amounts of our notes payable at September 30, 2014 and December 31, 2013, totaled $71.6 million and $89.0 million, respectively, with unamortized premium totaling $0.4 million and $0.5 million, respectively.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount over the stated note balance amortized using the effective interest method.  At September 30, 2014, the notes are secured by 39 real estate facilities with a net book value of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

approximately $192 million, have contractual interest rates between 2.9% and 7.1%, and mature between December 2014 and September 2028.

During the nine months ended September 30, 2014, we assumed mortgage debt with an estimated fair value of $5.1 million and market rate of 3.6% (contractual balance of $4.8 million and contractual interest rate of 6.1%) in connection with the acquisition of a real estate facility.

At September 30, 2014, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2014 (remainder)	$3,986
2015	30,955
2016	16,100
2017	5,970
2018	11,077
Thereafter	3,544
$71,632
Weighted average effective rate	4.5%

Cash paid for interest totaled $8.0 million and $7.8 million for the nine months ended September 30, 2014 and 2013, respectively.  Interest capitalized as real estate totaled $0.8 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

7.Noncontrolling Interests

At September 30, 2014, third parties own i) interests in Subsidiaries that own an aggregate of 14 self-storage facilities, and ii) 231,978 partnership units in a Subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder.  These interests are referred to collectively as the “Noncontrolling Interests.”  At September 30, 2014, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the Subsidiary.

During the year ended December 31, 2013, we acquired Noncontrolling Interests for $6.2 million in cash, substantially all of which was allocated to paid-in-capital.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

8.Shareholders’ Equity

Preferred Shares

At September 30, 2014 and December  31, 2013, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At September 30, 2014		At December 31, 2013
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	-	-
Series Z	6/4/2019	6.000%	11,500	287,500	-	-
Total Preferred Shares			165,400	$4,135,000	142,500	$3,562,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our Board of Trustees until the arrearage has been cured.  At September 30, 2014, there were no dividends in arrears.

Except under certain conditions relating to the Company’s qualification as a REIT, the Preferred Shares are not redeemable prior to the dates indicated on the table above.  On or after the respective dates, each of the series of Preferred Shares is redeemable at our option, in whole or in part, at $25.00 per depositary share (each representing 1/1,000 of a preferred share), plus accrued and unpaid dividends.  Holders of the Preferred Shares cannot require us to redeem such shares.

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

During the nine months ended September 30, 2014, we issued an aggregate 22.9 million depositary shares, representing 1/1,000 of a share of our Series Y and Series Z Preferred Shares, at an issuance price of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

$25.00 per depositary share, for a total of $572.5 million in gross proceeds, and we incurred $17.4 million in issuance costs.

During the nine months ended September 30, 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred $23.3 million in issuance costs.

Dividends

Common share dividends including amounts paid to our restricted share unitholders totaled $242.0 million ($1.40 per share) and $215.4 million ($1.25 per share), for the three months ended September 30, 2014 and 2013, respectively, and $725.7 million ($4.20 per share) and $645.9 million ($3.75 per share), for the nine months ended September 30, 2014 and 2013, respectively. Preferred share dividends totaled $60.8 million and $51.9 million for the three months ended September 30, 2014 and 2013, respectively, and $170.9 million and $152.4 million, for the nine months ended September 30, 2014 and 2013, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.8% of our common shares outstanding at September 30, 2014.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During each of the nine month periods ended September 30, 2014 and 2013, we received $0.4 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Stock Options

Stock options vest over a three to five-year period, expire ten years after the grant date, and have an exercise price equal to the closing trading price of our common shares on the grant date.  Employees cannot require the Company to settle their award in cash.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and nine months ended September 30, 2014, we recorded $0.8 million and $2.1 million, respectively, in compensation expense related to stock options, as compared to $0.9 million and $2.3 million, for the same periods in 2013.

During the nine months ended September 30, 2014, 235,000 stock options were granted, 545,482 options were exercised and 3,250 options were forfeited.  A total of 1,860,479 stock options were outstanding at September 30, 2014 (2,174,211 at December 31, 2013).

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

During the nine months ended September 30,  2014, 208,247 RSUs were granted, 46,357 RSUs were forfeited and 163,230 RSUs vested.  This vesting resulted in the issuance of 96,661 common shares.  In addition, tax deposits totaling $10.8 million were made on behalf of employees in exchange for 66,569 common shares withheld upon vesting.

RSUs outstanding at September 30, 2014 and December 31, 2013 were 634,989 and 636,329, respectively.  A total of $8.0 million and $20.0 million in RSU expense was recorded for the three and nine months ended September 30, 2014, respectively, which include approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting, as compared to $7.7 million and $19.2 million for the same periods in 2013, respectively, which include approximately $0.1 million and $0.9 million, respectively, in employer taxes incurred upon vesting.

See also “Net Income per Common Share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common and income allocated to common shareholders.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,222 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings from PSB, as well as the revenues and expenses of our commercial facilities.  At September 30, 2014, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Three months ended September 30, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$534,271	$-	$-	$-	$534,271
Ancillary operations	-	-	3,887	33,438	37,325
	534,271	-	3,887	33,438	571,596

Expenses:
Self-storage cost of operations	146,979	-	-	-	146,979
Ancillary cost of operations	-	-	1,392	11,622	13,014
Depreciation and amortization	110,346	-	731	-	111,077
General and administrative	-	-	-	17,874	17,874
	257,325	-	2,123	29,496	288,944

Operating income	276,946	-	1,764	3,942	282,652

Interest and other income	-	329	-	420	749
Interest expense	-	-	-	(1,238)	(1,238)
Equity in earnings of
unconsolidated real estate entities	690	8,363	5,513	-	14,566
Foreign currency exchange loss	-	(3,012)	-	-	(3,012)
Gain on real estate sales	1,260	-	-	-	1,260
Net income	$278,896	$5,680	$7,277	$3,124	$294,977

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Nine months ended September 30, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,520,661	$-	$-	$-	$1,520,661
Ancillary operations	-	-	11,858	96,738	108,596
	1,520,661	-	11,858	96,738	1,629,257

Expenses:
Self-storage cost of operations	445,474	-	-	-	445,474
Ancillary cost of operations	-	-	4,000	35,592	39,592
Depreciation and amortization	324,389	-	2,152	-	326,541
General and administrative	-	-	-	52,240	52,240
	769,863	-	6,152	87,832	863,847

Operating income	750,798	-	5,706	8,906	765,410

Interest and other income	-	2,523	-	1,628	4,151
Interest expense	-	-	-	(6,781)	(6,781)
Equity in earnings of
unconsolidated real estate entities	1,514	26,626	15,165	-	43,305
Foreign currency exchange loss	-	(7,035)	-	-	(7,035)
Gain on real estate sales	2,479	-	-	-	2,479
Net income	$754,791	$22,114	$20,871	$3,753	$801,529

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At September 30, 2014, there were approximately 816,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.1 billion.

13.Subsequent Events

Subsequent to September 30, 2014, we acquired ten self-storage facilities (three in Minnesota, two in Virginia, and one each in Arizona,  North Carolina,  South Carolina,  Texas and Florida, with an aggregate of 929,000 net rentable square feet, for approximately $98 million in cash.  As of November 4, 2014, we have four additional self-storage facilities with 333,000 net rentable square feet (one each in California,  Minnesota,  Texas and Washington), under contract, for an aggregate purchase price of approximately $63 million, with estimated closing dates in the fourth quarter of 2014.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2014 financial statements, primarily Note 2, summarize our significant accounting policies.

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

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the nine months ended September 30, 2014, and also generated most of our net income and cash flow from operations.  A significant portion of management time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2013, we took advantage of a significant increase in properties being marketed for sale and acquired 121 self-storage facilities for approximately $1.2 billion, substantially more than we had acquired in total in 2010, 2011 and 2012 (an aggregate of 77 facilities for $546 million).  We believe that the increase in properties marketed for sale was primarily driven by easier access to capital in the current low interest rate environment and improved property valuations.  During the nine months ended September 30, 2014, we have acquired 31 self-storage facilities for approximately $276.3 million.  Subsequent to September 30, 2014, we acquired ten self-storage facilities (three in Minnesota, two in Virginia, and one each in Arizona, North Carolina, South Carolina, Texas and Florida, with an aggregate of 929,000 net rentable square feet, for approximately $98 million in cash.  As of November 4, 2014, we have four additional self-storage facilities with 333,000 net rentable square feet (one each in California, Minnesota, Texas and Washington), under contract, for an aggregate purchase price of approximately $63 million, with estimated closing dates in the fourth quarter of 2014.  We expect to continue to seek to acquire additional self-storage facilities from third parties.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

As of September 30, 2014, we had development and expansion projects which will add approximately 3.0 million net rentable square feet of storage space and will cost approximately $342 million.  A total of $73 million in costs were incurred through September 30, 2014 with respect to these projects, with approximately $77 million of the remaining costs expected to be incurred in the last three months of 2014, and the remainder primarily in 2015.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  During the year ended December 31, 2013, we increased our investment in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.  We may invest further in these entities in the future.

As of September 30, 2014, our capital resources totaled approximately $519 million, consisting of cash and cash equivalents totaling $98 million, $135 million of retained operating cash flow for the remainder of 2014, and approximately $286 million of available borrowing capacity on our line of credit.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders and estimated capital expenditure requirements for the three months ending December 31, 2014.

At September 30, 2014, we had estimated remaining 2014 capital commitments totaling approximately $241 million, consisting of $4 million in maturities on notes payable, $160 million in property acquisitions, as well as approximately $77 million of remaining spend on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

See Liquidity and Capital Resources for further information regarding our remaining 2014 capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating Results for the Three Months Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, net income allocable to our common shareholders was $231.8 million or $1.34 per diluted common share, compared to $231.4 million or $1.34 per diluted common share for the same period in 2013.  Self-storage net operating income increased $46.1 million, which was offset partially by (i) a $19.1 million decrease in earnings associated with foreign currency exchange gains and losses, (ii) a $14.5 million increase in depreciation and amortization associated with facilities acquired since January 2013, and (iii) an $8.9 million increase in earnings allocated to preferred shareholders due to the issuance of additional preferred shares.

The increase in our self-storage net operating income was the result of a $23.6 million increase for our Same Store Facilities (defined below) combined with a $22.5 million increase for our non-Same Store Facilities.  Revenues for the Same Store Facilities increased 5.5% or $24.7 million in the quarter ended September 30, 2014 as compared to the same period in 2013, due to higher realized annual rent per occupied square foot and higher average occupancy.  Cost of operations for the Same Store Facilities increased by 0.8% or $1.1 million in the quarter ended September 30, 2014 as compared to the same period in 2013, due primarily to increases in property taxes offset partially by lower on-site property manager payroll and advertising and selling expense.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition of 152 self-storage facilities since January 2013.

Operating Results for the Nine Months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, net income allocable to our common shareholders was $624.2 million or $3.61 per diluted common share, compared to $601.0 million or $3.48 per diluted common share for the same period in 2013, representing an increase of $23.2 million or $0.13 per diluted common share.  This increase is due primarily to (i) a $115.9 million increase in self-storage net operating income, offset partially by (ii) a $48.1 million increase in depreciation and amortization associated with facilities acquired since January 2013, (iii) a $16.3 million reduction associated with foreign currency exchange gains and losses with respect to our note receivable from Shurgard Europe, (iv) an $18.5 million increase in earnings allocated to preferred shareholders due primarily to the issuance of additional preferred shares, and (v) a $12.6 million decrease in interest income due primarily to the repayment of our loan receivable from Shurgard Europe.

The increase in our self-storage net operating income was the result of a $60.8 million increase for our Same Store Facilities combined with a $55.1 million increase for our non-Same Store Facilities.  Revenues for the Same Store Facilities increased 5.3% or $68.6 million in the nine months ended September 30, 2014 as compared to the same period in 2013, due to higher realized annual rent per occupied square foot and higher average occupancy.  Cost of operations for the Same Store Facilities increased by 2.0% or $7.8 million in the nine months ended

September 30, 2014 as compared to the same period in 2013, due primarily to increases in property taxes, snow removal, and utilities expense, offset partially by lower advertising and selling costs.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition of 152 self-storage facilities since January 2013.

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

For the three months ended September 30, 2014, FFO was $2.08 per diluted common share, as compared to $2.00 for the same period in 2013, representing an increase of 4.0%, or $0.08 per diluted common share.

For the nine months ended September 30, 2014, FFO was $5.81 per diluted common share, as compared to $5.40 for the same period in 2013, representing an increase of 7.6%, or $0.41 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share, and sets for the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$1.34	$1.34	$3.61	$3.48
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.75	0.66	2.22	1.92
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.01)	-	(0.02)	-
FFO per share	$2.08	$2.00	$5.81	$5.40

Computation of FFO per Share:

Net income allocable to common shareholders	$231,815	$231,361	$624,219	$600,982
Eliminate items excluded from FFO:
Depreciation and amortization	111,077	96,537	326,541	278,475
Depreciation from unconsolidated
real estate investments	19,688	18,708	60,421	55,769
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(891)	(980)	(2,830)	(2,974)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(1,440)	(167)	(2,732)	(167)
FFO allocable to common shares	$360,249	$345,459	$1,005,619	$932,085
Diluted weighted Average common shares	173,304	172,793	173,098	172,651
FFO per share	$2.08	$2.00	$5.81	$5.40

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange losses of $3.0 million and $7.0 million for the three and nine months ended September 30, 2014, respectively, (gains of $16.1 million and $9.3 million for the same periods in 2013), and (ii) other items, comprised primarily of a $7.8 million accrual related to a legal settlement included in ancillary cost of operations for the nine months ended September 30, 2014, a $4.1 million reduction in ancillary cost of operations associated with recognition of a deferred tax asset in the nine months ended September 30, 2014, our $1.4 million equity share of charges incurred by Shurgard Europe in closing a facility during the nine months ended September 30, 2013 as well as general and administrative expense associated with the acquisition of real estate facilities.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

FFO per share	$2.08	$2.00	4.0%	$5.81	$5.40	7.6%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss (gain)	0.02	(0.09)		0.04	(0.05)
Other items	0.01	0.01		0.03	0.01
Core FFO per share	$2.11	$1.92	9.9%	$5.88	$5.36	9.7%

Real Estate Operations

Self-Storage Operations: Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2012, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$475,973	$451,300	5.5%	$1,368,948	$1,300,352	5.3%
Non Same Store Facilities	58,298	26,678	118.5%	151,713	68,867	120.3%
Total rental income	534,271	477,978	11.8%	1,520,661	1,369,219	11.1%
Cost of operations:
Same Store Facilities	128,745	127,691	0.8%	394,927	387,114	2.0%
Non Same Store Facilities	18,234	9,060	101.3%	50,547	22,767	122.0%
Total cost of operations	146,979	136,751	7.5%	445,474	409,881	8.7%
Net operating income (a):
Same Store Facilities	347,228	323,609	7.3%	974,021	913,238	6.7%
Non Same Store Facilities	40,064	17,618	127.4%	101,166	46,100	119.4%
Total net operating income	387,292	341,227	13.5%	1,075,187	959,338	12.1%
Total depreciation and amortization expense:
Same Store Facilities	(77,977)	(78,733)	(1.0)%	(235,029)	(237,773)	(1.2)%
Non Same Store Facilities	(32,369)	(17,108)	89.2%	(89,360)	(38,619)	131.4%
Total depreciation and
amortization expense	(110,346)	(95,841)	15.1%	(324,389)	(276,392)	17.4%
Total net income	$276,946	$245,386	12.9%	$750,798	$682,946	9.9%

Number of facilities at period end:
Same Store Facilities				1,982	1,982	-
Non Same Store Facilities				240	115	108.7%
Net rentable square footage at period end (in thousands):
Same Store Facilities				125,435	125,435	-
Non Same Store Facilities				17,776	9,196	93.3%

(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2013 and 2014.  The following table summarizes the historical operating results of these 1,982 facilities (125.4 million net rentable square feet) that represent approximately 88% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2014.  The number of Same Store facilities decreased from 1,983 at June 30, 2014 to 1,982 at September 30, 2014 due to development activities at a facility; as a result, comparisons should not be made between the current Same Store Facilities and previous presentations.

Selected Operating Data for the Same Store Facilities (1,982 facilities)
	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$452,965	$428,790	5.6%	$1,302,397	$1,236,017	5.4%
Late charges and administrative fees	23,008	22,510	2.2%	66,551	64,335	3.4%
Total revenues (a)	475,973	451,300	5.5%	1,368,948	1,300,352	5.3%

Cost of operations:
Property taxes	46,069	44,572	3.4%	140,619	135,138	4.1%
On-site property manager payroll	24,706	25,186	(1.9)%	76,589	77,662	(1.4)%
Supervisory payroll	8,608	8,491	1.4%	26,187	26,650	(1.7)%
Repairs and maintenance	9,900	9,862	0.4%	34,066	30,162	12.9%
Utilities	10,215	10,349	(1.3)%	29,795	28,607	4.2%
Advertising and selling expense	7,772	8,596	(9.6)%	20,296	22,828	(11.1)%
Other direct property costs	13,121	12,527	4.7%	38,933	38,095	2.2%
Allocated overhead	8,354	8,108	3.0%	28,442	27,972	1.7%
Total cost of operations (a)	128,745	127,691	0.8%	394,927	387,114	2.0%
Net operating income (b)	347,228	323,609	7.3%	974,021	913,238	6.7%
Depreciation and amortization
expense	(77,977)	(78,733)	(1.0)%	(235,029)	(237,773)	(1.2)%
Net income	$269,251	$244,876	10.0%	$738,992	$675,465	9.4%

Gross margin (before depreciation
and amortization)	73.0%	71.7%	1.8%	71.2%	70.2%	1.4%

Weighted average for the period:
Square foot occupancy	94.7%	94.4%	0.3%	94.0%	93.4%	0.6%
Realized annual rental income per (c):
Occupied square foot	$15.25	$14.48	5.3%	$14.73	$14.07	4.7%
Available square foot
(“REVPAF”)	$14.44	$13.67	5.6%	$13.84	$13.14	5.3%
At September 30:
Square foot occupancy				93.8%	93.6%	0.2%
Annual contract rent per occupied
square foot (d)				$15.93	$15.23	4.6%

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.5% in the three months ended September 30, 2014 as compared to the same period in 2013 due to a 5.3% increase in realized rent per occupied square foot and a 0.3% increase in average occupancy.  Revenues generated by our Same Store Facilities increased by 5.3% in the nine months ended September 30, 2014 as compared to the same period in 2013 due to a 4.7% increase in realized rent per occupied square foot and a 0.6% increase in average occupancy. The increase in realized rent per occupied square foot was due primarily to annual rent increases given to customers that have been renting with us longer than one year, and to a lesser extent, increased move-in rates.

Same Store average occupancy increased from 94.4% in the three months ended September 30, 2013 to 94.7% in the three months ended September 30, 2014, representing an increase of 0.3%.  Same Store average occupancy increased from 93.4% in the nine months ended September 30, 2013 to 94.0% in the nine months ended September 30, 2014, representing an increase of 0.6%.  At September 30, 2014, the year-over-year occupancy gap declined to 0.2%.  As noted below, we expect to spend more on advertising in the quarter ending December 31, 2014 in an effort to increase the year-over-year gap in occupancy, notwithstanding the increasing difficulty in year-over-year comparisons.

Our future rental growth will be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, our ability to increase rental rates to new and existing customers, the level of promotional activities required, and the average length of stay of our customers.

Increasing rental rates to existing customers, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term customers in the remainder of 2014, as we did in the same periods of 2013.

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

During the three months ended September 30, 2014 and 2013, the average annualized contractual rates per occupied square foot for customers that moved in were $14.53 and $13.94, respectively, and for customers that vacated were $14.87 and $14.27, respectively.  During the nine months ended September 30, 2014 and 2013, the average annualized contractual rates per occupied square foot for customers that moved in were $13.72 and $13.13, respectively, and for customers that vacated were $14.28 and $13.76, respectively.  There were no material changes in the amounts of promotional discounts in the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 0.8%  and 2.0% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  The increase in the three months ended September 30, 2014 was due primarily to increased property taxes, offset partially by reduced advertising and selling costs. The increase in the nine months ended September 30, 2014 was due primarily to increases in property taxes, snow removal, and utilities expense, offset partially by lower advertising and selling costs and reduced on-site property manager payroll.

Property tax expense increased 3.4% and 4.1% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due primarily to higher assessed values and tax rates.  We expect property tax growth of approximately 4.0% in the remainder of 2014.

On-site property manager payroll expense decreased 1.9% and 1.4% in the three and nine months ended September 30, 2014 as compared to the same periods in in 2013.  This decrease was due primarily to efficiencies which resulted in fewer hours worked, combined with reduced workers’ compensation-related expenses.  We expect flat levels of on-site property manager payroll expense in the remainder of 2014.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.4% and decreased 1.7% in the three and nine months ended September 30, 2014, respectively, as compared to the same periods in in 2013 due primarily to inflationary increases in supervisory payroll expense in the three months ended September 30, 2014, which was partially offset by reduced headcount.  We expect inflationary increases in supervisory payroll expense for the remainder of 2014 as compared to the same period in 2013.

Repairs and maintenance expense increased 0.4% and 12.9% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  Repair and maintenance costs include snow removal expense totaling $7.3 million and $3.7 million in the nine months ended September 30, 2014 and 2013, respectively.  Excluding snow removal costs, repairs and maintenance increased 1.4% in the nine months ended September 30, 2014 as compared to the same period in in 2013.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2014 as compared to the same period in 2013, excluding snow removal expense.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 1.3% and increased 4.2% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013.  The decrease in the three month period is due primarily to decreased usage.  The increase in the nine month period was in large part due to the severe winter weather in many of the markets in which we operate.  It is difficult to estimate future utility cost levels, because weather, temperature, and energy prices are volatile and not predictable.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based primarily upon demand and occupancy levels.  These costs declined 9.6% and 11.1% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due primarily to decreases in media advertising and telephone reservation center costs as a result of high occupancies.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to increase by approximately $2 million in our fourth quarter compared to the same period in 2013.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 4.7% and 2.2% in the three and nine months ended September 30, 2014 as compared to the same periods in 2013, due primarily to higher credit card fees, offset partially by lower property insurance costs.  We expect inflationary increases in other direct property costs in the remainder of 2014 as compared to the same period in 2013.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 3.0% and 1.7% in the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.  We expect allocated overhead to increase by approximately $1.1 million in the fourth quarter of 2014 compared to the same period 2013, due to an acceleration in the timing of our annual field staff meetings which normally would have occurred during the first quarter of 2015.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2014	$440,404	$452,571	$475,973
2013	$419,094	$429,958	$451,300	$442,830	$1,743,182

Total cost of operations:
2014	$139,460	$126,722	$128,745
2013	$134,144	$125,279	$127,691	$102,063	$489,177

Property taxes:
2014	$47,583	$46,967	$46,069
2013	$45,613	$44,953	$44,572	$27,765	$162,903

Repairs and maintenance:
2014	$14,734	$9,432	$9,900
2013	$11,022	$9,278	$9,862	$9,978	$40,140

Advertising and selling expense:
2014	$6,481	$6,043	$7,772
2013	$7,655	$6,577	$8,596	$4,955	$27,783

REVPAF:
2014	$13.34	$13.75	$14.44
2013	$12.69	$13.05	$13.67	$13.44	$13.21

Weighted average realized annual rent per occupied square foot:
2014	$14.40	$14.52	$15.25
2013	$13.81	$13.88	$14.48	$14.45	$14.16

Weighted average occupancy levels for the period:
2014	92.6%	94.7%	94.7%
2013	91.9%	94.0%	94.4%	93.0%	93.3%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands, except for weighted average data)

Revenues:
Los Angeles (197 facilities)	$69,744	$66,118	5.5%	$201,297	$191,795	5.0%
San Francisco (128 facilities)	40,412	37,705	7.2%	116,016	108,725	6.7%
New York (79 facilities)	30,349	29,436	3.1%	87,875	85,299	3.0%
Chicago (129 facilities)	29,713	28,415	4.6%	84,986	81,232	4.6%
Washington DC (74 facilities)	22,386	21,992	1.8%	65,045	63,621	2.2%
Seattle-Tacoma (85 facilities)	22,892	21,374	7.1%	65,231	61,190	6.6%
Miami (61 facilities)	19,992	18,784	6.4%	57,680	54,164	6.5%
Dallas-Ft. Worth (98 facilities)	18,719	17,607	6.3%	53,833	50,487	6.6%
Houston (80 facilities)	17,413	16,155	7.8%	49,946	46,291	7.9%
Atlanta (89 facilities)	16,343	15,364	6.4%	47,061	44,321	6.2%
Philadelphia (55 facilities)	12,133	11,670	4.0%	35,095	33,498	4.8%
Denver (47 facilities)	11,429	10,494	8.9%	32,023	29,668	7.9%
Minneapolis-St Paul
(41 facilities)	9,503	8,969	6.0%	26,980	25,310	6.6%
Portland (43 facilities)	8,782	8,098	8.4%	24,964	23,338	7.0%
Orlando-Daytona (45 facilities)	7,843	7,540	4.0%	22,704	21,833	4.0%
All other markets
(731 facilities)	138,320	131,579	5.1%	398,212	379,580	4.9%
Total revenues	$475,973	$451,300	5.5%	$1,368,948	$1,300,352	5.3%

Net operating income:
Los Angeles	$56,127	$52,176	7.6%	$160,339	$150,263	6.7%
San Francisco	31,999	29,263	9.3%	90,795	83,640	8.6%
New York	21,506	20,333	5.8%	60,222	57,941	3.9%
Chicago	18,042	16,883	6.9%	46,542	44,869	3.7%
Washington DC	17,217	16,757	2.7%	48,938	47,811	2.4%
Seattle-Tacoma	18,004	16,405	9.7%	50,162	46,142	8.7%
Miami	13,966	12,963	7.7%	39,588	36,908	7.3%
Dallas-Ft. Worth	12,635	11,918	6.0%	35,919	33,122	8.4%
Houston	12,051	10,895	10.6%	34,358	30,926	11.1%
Atlanta	11,780	10,921	7.9%	33,266	30,672	8.5%
Philadelphia	8,639	8,051	7.3%	23,866	22,470	6.2%
Denver	8,511	7,685	10.7%	23,222	21,119	10.0%
Minneapolis-St. Paul	6,621	6,117	8.2%	17,758	16,261	9.2%
Portland	6,684	6,090	9.8%	18,575	17,150	8.3%
Orlando-Daytona	5,269	5,112	3.1%	15,123	14,239	6.2%
All other markets	98,177	92,040	6.7%	275,348	259,705	6.0%
Total net operating income	$347,228	$323,609	7.3%	$974,021	$913,238	6.7%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

Weighted average square foot occupancy:
Los Angeles	94.9%	93.9%	1.1%	94.3%	93.6%	0.7%
San Francisco	95.8%	95.1%	0.7%	95.2%	94.5%	0.7%
New York	94.7%	95.3%	(0.6)%	94.0%	94.8%	(0.8)%
Chicago	94.9%	94.8%	0.1%	93.7%	93.8%	(0.1)%
Washington DC	93.5%	94.2%	(0.7)%	92.9%	93.4%	(0.5)%
Seattle-Tacoma	95.1%	94.2%	1.0%	94.1%	93.1%	1.1%
Miami	94.8%	94.5%	0.3%	94.7%	93.7%	1.1%
Dallas-Ft. Worth	94.7%	94.6%	0.1%	94.4%	93.4%	1.1%
Houston	95.0%	95.1%	(0.1)%	94.3%	93.7%	0.6%
Atlanta	94.7%	93.6%	1.2%	93.6%	91.9%	1.8%
Philadelphia	94.2%	94.4%	(0.2)%	94.1%	93.1%	1.1%
Denver	96.2%	96.2%	0.0%	95.2%	95.3%	(0.1)%
Minneapolis-St. Paul	94.6%	95.2%	(0.6)%	93.9%	93.7%	0.2%
Portland	96.0%	95.0%	1.1%	95.5%	94.2%	1.4%
Orlando-Daytona	94.6%	93.9%	0.7%	93.7%	93.2%	0.5%
All other markets	94.4%	94.0%	0.4%	93.7%	93.0%	0.8%
Total weighted average occupancy	94.7%	94.4%	0.3%	94.0%	93.4%	0.6%

Realized annual rent per occupied square foot:
Los Angeles	$20.89	$19.97	4.6%	$20.23	$19.37	4.4%
San Francisco	22.06	20.67	6.7%	21.23	20.00	6.2%
New York	23.20	22.27	4.2%	22.55	21.66	4.1%
Chicago	14.72	14.07	4.6%	14.22	13.55	4.9%
Washington DC	21.17	20.75	2.0%	20.64	20.19	2.2%
Seattle-Tacoma	16.48	15.50	6.3%	15.83	14.99	5.6%
Miami	18.53	17.44	6.3%	17.82	16.89	5.5%
Dallas-Ft. Worth	12.03	11.28	6.6%	11.55	10.92	5.8%
Houston	12.57	11.61	8.3%	12.09	11.26	7.4%
Atlanta	11.04	10.47	5.4%	10.73	10.27	4.5%
Philadelphia	14.37	13.74	4.6%	13.86	13.33	4.0%
Denver	15.07	13.73	9.8%	14.18	13.08	8.4%
Minneapolis-St. Paul	13.60	12.68	7.3%	12.95	12.14	6.7%
Portland	15.64	14.55	7.5%	14.90	14.10	5.7%
Orlando-Daytona	11.61	11.21	3.6%	11.31	10.90	3.8%
All other markets	12.24	11.69	4.7%	11.83	11.37	4.0%
Total realized rent per square foot	$15.25	$14.48	5.3%	$14.73	$14.07	4.7%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
REVPAF:
Los Angeles	$19.84	$18.76	5.8%	$19.07	$18.13	5.2%
San Francisco	21.20	19.66	7.8%	20.22	18.90	7.0%
New York	21.97	21.23	3.5%	21.20	20.52	3.3%
Chicago	13.99	13.34	4.9%	13.34	12.72	4.9%
Washington DC	19.81	19.55	1.3%	19.17	18.85	1.7%
Seattle-Tacoma	15.74	14.61	7.7%	14.92	13.96	6.9%
Miami	17.60	16.48	6.8%	16.88	15.83	6.6%
Dallas-Ft. Worth	11.47	10.67	7.5%	10.92	10.21	7.0%
Houston	11.94	11.04	8.2%	11.40	10.55	8.1%
Atlanta	10.59	9.81	8.0%	10.08	9.44	6.8%
Philadelphia	13.53	12.97	4.3%	13.04	12.41	5.1%
Denver	14.68	13.21	11.1%	13.55	12.46	8.7%
Minneapolis-St. Paul	12.87	12.06	6.7%	12.16	11.38	6.9%
Portland	15.03	13.82	8.8%	14.24	13.28	7.2%
Orlando-Daytona	11.01	10.53	4.6%	10.60	10.15	4.4%
All other markets	11.56	10.99	5.2%	11.09	10.57	4.9%
Total REVPAF	$14.44	$13.67	5.6%	$13.84	$13.14	5.3%

Net operating income for the New York, Washington DC, Chicago and Philadelphia markets for the nine months ended September 30, 2014 were negatively impacted by increased snow removal and utility costs due to severe winter weather.

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2014 represent 240 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2012, or that we did not own as of January 1, 2012.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.  In the following table, “Other facilities” includes all facilities that we have owned, but were not yet stabilized as of January 1, 2012, three facilities that we obtained control of and began consolidating in 2012, four newly developed facilities opened since January 1, 2013 and a self-storage facility that we gained possession of in the three months ended September 30, 2014 due to termination by a tenant who had ground leased the facility from us.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE FACILITIES	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except square foot amounts)
Rental income:
2014 third party acquisitions	$6,336	$-	$6,336	$6,815	$-	$6,815
2013 third party acquisitions	25,376	3,926	21,450	71,147	4,303	66,844
2012 third party acquisitions	7,457	5,932	1,525	20,670	16,174	4,496
Other facilities	19,129	16,820	2,309	53,081	48,390	4,691
Total rental income	58,298	26,678	31,620	151,713	68,867	82,846

Cost of operations before depreciation
and amortization expense:
2014 third party acquisitions	1,926	-	1,926	2,118	-	2,118
2013 third party acquisitions	8,166	1,704	6,462	24,538	1,864	22,674
2012 third party acquisitions	2,393	2,291	102	7,088	6,189	899
Other facilities	5,749	5,065	684	16,803	14,714	2,089
Total cost of operations	18,234	9,060	9,174	50,547	22,767	27,780

Net operating income:
2014 third party acquisitions	4,410	-	4,410	4,697	-	4,697
2013 third party acquisitions	17,210	2,222	14,988	46,609	2,439	44,170
2012 third party acquisitions	5,064	3,641	1,423	13,582	9,985	3,597
Other facilities	13,380	11,755	1,625	36,278	33,676	2,602
Total net operating income (a)	40,064	17,618	22,446	101,166	46,100	55,066
Depreciation and amortization
expense	(32,369)	(17,108)	(15,261)	(89,360)	(38,619)	(50,741)
Net income	$7,695	$510	$7,185	$11,806	$7,481	$4,325

At September 30:
Square foot occupancy:
2014 third party acquisitions				91.6%	-	-
2013 third party acquisitions				90.7%	76.1%	19.2%
2012 third party acquisitions				93.3%	86.7%	7.6%
Other facilities				87.0%	87.4%	(0.5)%
				90.0%	84.1%	7.0%
Annual contract rent per occupied
square foot:
2014 third party acquisitions				$12.01	$-	-
2013 third party acquisitions				14.16	14.57	(2.8)%
2012 third party acquisitions				15.21	13.36	13.8%
Other facilities				16.68	16.35	2.0%
				$14.73	$15.19	(3.0)%
Number of facilities:
2014 third party acquisitions				31	-	31
2013 third party acquisitions				121	32	89
2012 third party acquisitions				24	24	-
Other facilities				64	59	5
				240	115	125
Net rentable square feet (in thousands):
2014 third party acquisitions				2,238	-	2,238
2013 third party acquisitions				8,036	2,492	5,544
2012 third party acquisitions				2,117	2,117	-
Other facilities				5,385	4,587	798
				17,776	9,196	8,580

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the three and nine months ended September 30, 2014 and 2013.

For the nine months ended September 30, 2014, the weighted average annualized yield for the facilities acquired in 2013 and 2012, respectively, was 5.4% and 7.4%.  The yields for the facilities acquired in 2014 were not meaningful due to our limited ownership in the period.

During the nine months ended September 30, 2014, we completed expansions to the “Other facilities,” adding 370,000 net rentable square feet of self-storage space, for an aggregate cost of $27 million and we opened three newly developed facilities for an aggregate cost of $33 million with 316,000 net rentable square feet of self-storage space.

Subsequent to September 30, 2014, we acquired ten self-storage facilities (three in Minnesota, two in Virginia, and one each in Arizona, North Carolina, South Carolina, Texas and Florida), with an aggregate of 929,000 net rentable square feet, for approximately $98 million in cash.  As of November 4, 2014, we have four additional self-storage facilities with 333,000 net rentable square feet (one each in California, Minnesota, Texas and Washington) under contract, for an aggregate purchase price of approximately $63 million, with estimated closing dates in the fourth quarter of 2014.

We expect to increase the number of Non Same Store Facilities over at least the next 18 months through development of additional self-storage space and acquisitions of existing facilities from third parties.  As of September 30, 2014, we had development and expansion projects which will add approximately 3.0 million net rentable square feet of storage space at a total cost of approximately $342 million.  A total of $73 million in costs were incurred through September 30, 2014 with respect to these projects, with approximately $77 million of the remaining costs expected to be incurred in the last three months of 2014, and the remainder primarily in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

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

Equity in earnings of unconsolidated real estate entities

At September 30, 2014, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and nine months ended September 30, 2014 and 2013 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$5,513	$4,861	$652	$15,165	$14,147	$1,018
Shurgard Europe	8,363	8,953	(590)	26,626	23,644	2,982
Other Investments	690	455	235	1,514	1,222	292
Total equity in earnings	$14,566	$14,269	$297	$43,305	$39,013	$4,292

Investment in PSB:  At September 30 2014 and December 31, 2013, we had an approximate 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

During the last six months of 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share, and 950,000 shares of PSB common stock from PSB at $79.25 per share.

At September 30, 2014, PSB owned and operated 30.0 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $5.5 million for the three months ended September 30, 2014 as compared to  $4.9 million for the same period in 2013, and increased to $15.2 million for the nine months September 30, 2014 from $14.1 million for the same period in 2013. Equity earnings from PSB for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 were impacted by a) the incremental earnings generated by the properties PSB acquired in 2013, b) additional depreciation expense recorded by PSB associated with the properties it acquired in 2013, c) additional amortization expense we recorded with respect to differences between underlying book value and the cost of PSB common shares we acquired in the last six months of 2013.  See Note 4 to our September 30, 2014 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At September 30, 2014, Shurgard Europe’s operations are comprised of 187 wholly-owned facilities with 10 million net rentable square feet.  Selected financial data for Shurgard Europe for the nine months ended September 30, 2014 and 2013 is included in Note 4 to our September 30, 2014 financial statements.  As described in more detail in Note 4, we receive interest income and trademark license fees from Shurgard Europe.

Equity in earnings from Shurgard Europe decreased to $8.4 million for the three months ended September 30, 2014 as compared to  $9.0 million for the same period in 2013, and increased to $26.6 million for the nine months September 30, 2014 from $23.6 million for the same period in 2013.  The decrease for the three month periods is due primarily to our equity share of increased interest expense incurred in connection with Shurgard Europe’s refinancing activities completed in July 2014.  See below for additional information on the impact these refinancing activities have on our equity in earnings from Shurgard Europe.  The increase for the nine month periods is due primarily to our equity share of improved property operations and our $1.4 million equity share of a lease termination charge during the nine months ended September 30, 2013.

In July 2014, Shurgard Europe completed the following financing transactions: (i) amended its bank loan to, among other things, expand the outstanding borrowings from €82.9 million to €125.0 million, set the interest rate at Euribor plus 1.8%, and extend the maturity to January 2018, (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii)

fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $204.9 million for our 49% share of the shareholder loan.

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

The following table reflects 100% of the operating results of those 174 facilities.  We restate the exchange rates used in prior year’s presentation to the actual exchange rates for the three and nine months ended September 30, 2014.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our September 30, 2014 financial statements, we disclose Shurgard Europe’s consolidated operating results for the nine months ended September 30, 2014 and 2013.  Shurgard Europe’s consolidated operating results include 13 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (174 facilities):	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2014	2013	Change	2014	2013	Change

	(Dollar amounts in thousands, except weighted average data,
	utilizing constant exchange rates) (a)

Revenues (including late charges and
administrative fees)	$52,947	$51,279	3.3%	$158,767	$154,785	2.6%
Less: Cost of operations (excluding
depreciation and amortization expenses)	21,791	21,219	2.7%	67,609	66,834	1.2%
Net operating income (b)	$31,156	$30,060	3.6%	$91,158	$87,951	3.6%

Gross margin	58.8%	58.6%	0.3%	57.4%	56.8%	1.1%

Weighted average for the period:
Square foot occupancy	87.1%	81.3%	7.1%	85.1%	80.3%	6.0%

Realized annual rent, prior to late
charges and administrative fees, per (c):
Occupied square foot	$25.78	$26.78	(3.7)%	$26.40	$27.31	(3.3)%
Available square foot (“REVPAF”)	$22.46	$21.77	3.2%	$22.47	$21.93	2.5%

At September 30:
Square foot occupancy				90.0%	82.6%	9.0%
Annual contract rent per occupied
square foot (d)				$27.23	$28.81	(5.5)%
Total net rentable square feet
(in thousands)				9,244	9,244	-

Average Euro to the U.S. Dollar for the
period (a):
Constant exchange rates used herein	1.326	1.326	-	1.356	1.356	-
Actual historical exchange rates	1.326	1.324	0.2%	1.356	1.317	3.0%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for three and nine months ended September 30, 2013 have been restated using the actual exchange rates for the three and nine months ended September 30, 2014.

(b)We present Shurgard Europe’s same-store net operating income or “NOI,” which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost. NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating Shurgard Europe’s operating results.

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

NOI increased 3.6% in each of the three and nine month periods ended September 30, 2014, as compared to the same periods in 2013, principally due to increases of 3.3% and 2.6%, respectively, in revenue, partially offset by  increases of 2.7% and 1.2%, respectively, in cost of operations.  Due to the limited number of facilities in this portfolio and lack of geographic concentration, as well as recent volatile economic conditions in Western Europe, it is difficult to estimate revenue growth.  However, based upon current trends, it appears that revenue should increase modestly in the last quarter of 2014.

Other Investments:  The “Other Investments” at September 30, 2014 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 13 self-storage facilities (750,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own. See Note 4 to our September 30, 2014 financial statements under the “Other Investments” for certain condensed combined financial information of these entities.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by customers in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations and (iv) management of 41 self-storage facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our September 30, 2014 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance premiums	$24,117	$21,722	$2,395	$70,020	$63,121	$6,899
Commercial	3,887	3,593	294	11,858	10,617	1,241
Merchandise and other	9,321	8,664	657	26,718	25,278	1,440
Total revenues	37,325	33,979	3,346	108,596	99,016	9,580

Ancillary Cost of Operations:
Tenant reinsurance	6,151	4,757	1,394	19,764	12,226	7,538
Commercial	1,392	1,329	63	4,000	3,958	42
Merchandise and other	5,471	4,966	505	15,828	14,698	1,130
Total cost of operations	13,014	11,052	1,962	39,592	30,882	8,710

Commercial depreciation	731	696	35	2,152	2,083	69

Ancillary net income:
Tenant reinsurance	17,966	16,965	1,001	50,256	50,895	(639)
Commercial	1,764	1,568	196	5,706	4,576	1,130
Merchandise and other	3,850	3,698	152	10,890	10,580	310
Total ancillary net income	$23,580	$22,231	$1,349	$66,852	$66,051	$801

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by customers in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the number of customers that participate in the insurance program and the average premium rates charged.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the nine months ended September 30, 2014 includes a $7.8 million accrual related to a legal settlement and a $4.1 million reduction associated with the recognition of a deferred tax asset.  The increases of $1.4 million and $3.9 million in ongoing cost of operations for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, are due primarily to an increase in exposure associated with more insured tenants and, to a lesser extent, claims resulting from extreme weather conditions in early 2014.

Tenant reinsurance revenue with respect to our Same Store Facilities increased from $20.0 million and $58.5 million in the three and nine months ended September 30, 2013 to $21.1 million and $62.1 million in the same periods in 2014 primarily due to more insured tenants and, to a lesser extent, higher average premium rates charged.  The remaining increases are due primarily to the acquisition of 152 self-storage facilities from third parties since January 1, 2013.

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

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  These amounts include, to a much lesser extent, the results of our management of 41 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.  We do not expect any significant changes in revenues or profitability from our merchandise sales and other in the remainder of 2014.

Other Income and Expense Items

Interest and other income:  Interest and other income for the three months ended September 30, 2014 and 2013, totaled $0.7 million and $5.6 million, respectively, representing a reduction of $4.9 million.  Interest and other income for the nine months ended September 30, 2014 and 2013, totaled $4.2 million  and $16.7 million, respectively, representing a reduction of $12.5 million.  As described more fully in Note 5 to our September 30, 2014 financial statements, these reductions were primarily due to the sale of a 51% interest in the loan receivable from Shurgard Europe on January 28, 2014 to our joint venture partner, and the repayment of the remaining 49% balance due to us in July 2014.

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

Depreciation and amortization: Depreciation and amortization increased to $111.1 million and $326.5 million for the three and nine months ended September 30, 2014 as compared to $96.5 million and $278.5 million for the same periods in 2013, due principally to the 152 facilities acquired from third parties since January 1, 2013.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $12.6 million and $37.4 million for the three and nine months ended September 30, 2014 as compared to $5.1 million and $9.8 million for the same periods in 2013.  Based upon the facilities we own at September 30, 2014, amortization expense with respect to such intangibles is estimated at $9.1 million for the remainder of 2014.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change

	(Amounts in thousands)

Share-based compensation expense	$8,794	$8,592	$202	$22,158	$21,491	$667
Costs of senior executives	419	419	-	5,141	4,892	249
Development and acquisition costs	3,372	3,077	295	7,879	6,088	1,791
Tax compliance costs and taxes paid	1,083	1,002	81	3,443	3,394	49
Legal costs	1,401	702	699	3,159	2,824	335
Public company costs	848	709	139	2,553	2,379	174
Other costs	1,957	3,149	(1,192)	7,907	8,920	(1,013)
Total	$17,874	$17,650	$224	$52,240	$49,988	$2,252

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures.  We expect increases in share-based compensation expense for the remainder of 2014 similar to those experienced in the first nine months of 2014.  See Note 10 to our September 30, 2014 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our Chief Executive Officer and Chief Financial Officer.  The increase reflects additional incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The increases are due primarily to increased development activities.

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

Interest expense: Interest expense was $1.2 million and $6.8 million for the three and nine months ended September 30, 2014, as compared to $0.5 million and $4.6 million for the same periods in 2013.  Increases in interest expense were due primarily to increased outstanding borrowings, primarily our term loan, offset partially by principal repayments on our notes payable.  See Note 6 to our September 30, 2014 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.  On September 30, 2014, we repaid the outstanding balance of our term loan.

Foreign Exchange Gain (Loss): We recorded foreign currency translation losses of $3.0 million and $7.0 million for the three and nine months ended September 30, 2014, as compared to foreign currency translation gains of $16.1 million and $9.3 million for the same periods in 2013, respectively, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.

In July 2014, Shurgard Europe repaid its loan payable to us and, as a result, no further foreign exchange gains or losses on the loan are expected.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders increased during the three and nine months ended September 30, 2014 as compared to the same periods in 2013 due primarily to higher average outstanding preferred shares.  Based upon our preferred shares outstanding at September 30, 2014, our quarterly distribution to our preferred shareholders is expected to be approximately $60.8 million.

Net Operating Income

In our discussions above, we refer to net operating income or “NOI,” which is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense.  We believe that NOI is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, in determining current property values, in evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  The following table reconciles NOI generated by our self-storage facilities to our operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$347,228	$323,609	$974,021	$913,238
Non Same Store Facilities	40,064	17,618	101,166	46,100
	387,292	341,227	1,075,187	959,338

Self-storage depreciation expense:
Same Store Facilities	(77,977)	(78,733)	(235,029)	(237,773)
Non Same Store Facilities	(32,369)	(17,108)	(89,360)	(38,619)
	(110,346)	(95,841)	(324,389)	(276,392)

Self-storage net income:
Same Store Facilities	269,251	244,876	738,992	675,465
Non Same Store Facilities	7,695	510	11,806	7,481
Total net income from self-storage	276,946	245,386	750,798	682,946

Ancillary operating revenue	37,325	33,979	108,596	99,016
Ancillary cost of operations	(13,014)	(11,052)	(39,592)	(30,882)
Commercial depreciation and
amortization	(731)	(696)	(2,152)	(2,083)
General and administrative expenses	(17,874)	(17,650)	(52,240)	(49,988)
Operating income	$282,652	$249,967	$765,410	$699,009

Liquidity and Capital Resources

Financial Strategy:  Our financial profile is characterized by a low level of debt-to-total-capitalization.  In general, we seek to finance our investment activities and debt obligations with retained operating cash flow, and when not sufficient, the issuance of preferred and common securities.  When market conditions are not favorable to issue either preferred or common securities, we will use bank debt as bridge financing.  Given the low interest rate environment coupled with having only $71.6 million of debt outstanding at September 30, 2014, we may seek to issue a modest amount of medium to long-term debt.

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

As of September 30, 2014, our capital resources totaled approximately $519 million, consisting of cash and cash equivalents totaling $98 million, $135 million of retained operating cash flow for the remainder of 2014, and approximately $286 million of available borrowing capacity on our line of credit.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our common and preferred shareholders, and estimated capital expenditure requirements for the three months ending December 31, 2014.

At September 30, 2014, we had estimated remaining 2014 capital commitments totaling approximately $241 million, consisting of $4 million in maturities on notes payable, $160 million in property acquisitions, as well as approximately $77 million of spending on our development pipeline.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2014 as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to raise additional capital, including the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our credit facility, or entering into joint venture arrangements to acquire or develop facilities.

Debt Service Requirements: As of September 30, 2014, our outstanding debt totaled approximately $71.6 million.  Approximate principal maturities of our outstanding debt are as follows (amounts in thousands):

2014 (remainder)	$3,986
2015	30,955
2016	16,100
2017	5,970
2018	11,077
Thereafter	3,544
$71,632

The remaining maturities on our notes payable are nominal compared to our annual cash from operations.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer, which totaled $63.6 million during the nine months ended September 30, 2014.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2014, we expect to incur approximately $76 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during the nine months ended September 30, 2014 totaled $896.7 million, consisting of $170.9 million to preferred shareholders and $725.8 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the distribution requirements with respect to our Preferred Shares outstanding at September 30, 2014 to be approximately $60.8 million per quarter.

On October 30, 2014, our Board of Trustees declared a regular common quarterly dividend of $1.40 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the cash provided by operating activities of the respective subsidiary.  Such distributions are estimated at approximately $7.0 million in 2014, with respect to such noncontrolling interests outstanding at September 30, 2014.

Real Estate Investment Activities:  Subsequent to September 30, 2014, we acquired ten self-storage facilities for approximately $98 million in cash.  As of November 4, 2014, we have four additional self-storage facilities under contract, for an aggregate purchase price of approximately $63 million, with estimated closing dates in the fourth quarter of 2014.  During the remainder of 2014, we will continue to seek to acquire other self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of September 30, 2014, we had development and expansion projects at a total cost of approximately $342 million.  A total of $73 million in costs were incurred through September 30, 2014 with respect to these projects, with approximately $77 million of the remaining costs expected to be incurred in the last three months of 2014, and the remainder primarily in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: In July 2014, Shurgard Europe completed the following financing transactions: (i) amended its bank loan to, among other things, expand the outstanding borrowings from €82.9 million to €125.0 million, set the interest rate at Euribor plus 1.8%, and extend the maturity to January 2018, (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii) fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $204.9 million for our 49% share of the shareholder loan.

Redemption of Preferred Securities: We have no series of preferred shares that are redeemable before April 2015 and none of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 4, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2014 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2014	2015	2016	2017	2018	Thereafter

Long-term debt (1)	$78,136	$4,900	$33,263	$17,657	$6,640	$11,610	$4,066

Operating leases (2)	74,531	1,173	3,860	3,770	2,709	2,428	60,591

Construction commitments (3)	67,479	53,983	13,496	-	-	-	-

Total	$220,146	$60,056	$50,619	$21,427	$9,349	$14,038	$64,657

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our September 30, 2014 financial statements for additional information on our notes payable.

(2)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)Amounts exclude an additional $202.2 million in future expected development spending that was not under contract at September 30, 2014.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2014 to be approximately $243.1 million per year.  Dividends are paid when and if declared by our Board of Trustees and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2014, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $71.6 million and represents 0.1% of the book value of our equity at September 30, 2014.

We have foreign currency exposure related to our investment in Shurgard Europe, which has a book value of $412.7 million at September 30, 2014.

The fair value of our fixed rate debt at September 30, 2014 approximates book value.  The table below summarizes the annual maturities of our fixed rate debt which had a weighted average fixed rate of 4.5% at September 30, 2014.  See Note 6 to our September 30, 2014 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2014	2015	2016	2017	2018	Thereafter	Total

Fixed rate debt	$3,986	$30,955	$16,100	$5,970	$11,077	$3,544	$71,632

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.           Legal Proceedings

The information set forth under the heading “Contingent Losses” in Note 12 to our September 30, 2014 financial statements is incorporated by reference in this Item 1.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board of Trustees has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended September 30 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 4, 2014, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2014.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended September 30, 2014.

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

DATED: November 4, 2014

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