Form 10-K
period 2014-12-31
Public Storage
filed 2015-02-25
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014.

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

(818) 244‑8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.875% Cumulative Preferred Share, Series O $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series P $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series Q $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.350% Cumulative Preferred Share, Series R $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cumulative Preferred Share, Series T $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.375% Cumulative Preferred Share, Series Y $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.000% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.875% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Common Shares, $.10 par value...............................................................................................................	New York Stock Exchange

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

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2014:

Common Shares, $0.10 Par Value Per Share – $24,958,344,000 (computed on the basis of $171.35 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2014).

As of February 19, 2015, there were 172,808,464 outstanding Common Shares, $.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed in connection with the Annual Meeting of Shareholders to be held in 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission (the “SEC”) including:

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

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	disruptions or shutdowns of our automated processes, systems and the Internet or breaches of our data security;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost; and
•	economic uncertainty due to the impact of terrorism or war.

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

General

Public Storage (referred to herein as “the Company”, “the Trust”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2014, our principal business activities were as follows:

(i)

Domestic Self-Storage: We acquire, develop, own, and operate self-storage facilities which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (the “U.S.”).  We have direct and indirect equity interests in 2,250 self-storage facilities (146 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.

(ii)

European Self-Storage:  We have a 49% equity interest in Shurgard Self Storage Europe Limited (“Shurgard Europe”) which owns 192 self-storage facilities (ten million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.  We also wholly own one self-storage facility in the United Kingdom which is managed by Shurgard Europe.

(iii)

Commercial:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT which owns and operates 28.6 million net rentable square feet of commercial space.  We also wholly-own 1.3 million net rentable square feet of commercial space, substantially all of which is managed by PSB.

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

We report annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants.  We also report quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings.  We expect to continue such reporting.

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Competition

We believe that storage customers generally store their goods within a five mile radius of their home or business.  Most of our facilities compete with other nearby self-storage facilities that use the same marketing channels we use, including Internet advertising, signage, and banners, and offer the same service we do.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

While competition is significant, the self-storage industry remains fragmented in the U.S.  We believe that we own approximately 6% of the aggregate self-storage square footage in the U.S., and that collectively the five largest self-storage operators in the U.S. own approximately 13%, with all other self-storage space owned by numerous private regional and local operators.  We believe this market fragmentation enhances the advantage of our brand name, as well as the economies of scale we enjoy with approximately 71% of our 2014 same-store revenues in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels.

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

Convenient shopping experience: Customers can conveniently shop the space available at our facilities, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, and learn about ancillary businesses through the following marketing channels:

•

Our Desktop and Mobile Websites:  The online marketing channel continues to grow in prominence, with approximately 60% of our move-ins in 2014 sourced through our websites, as compared to 36% in 2010.  In addition, we believe that many of our customers who directly call our call center, or who move-in to a facility on a walk-in basis, have already reviewed our pricing and space availability through our websites.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update and improve our websites to enhance their productivity.

•	Our Call Center: Our call center is staffed by skilled sales specialists. Customers reach our call center by calling our advertised toll-free telephone referral number, (800) 44- 6

STORE, or telephone numbers provided on the Internet.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to an internet reservation, enhances our ability to close sales with potential customers.

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

Economies of scale: We are the largest provider of self-storage space in the U.S.  As of December 31, 2014, we operated 2,250 self-storage facilities with 1.4 million self-storage spaces.  These facilities are generally located in major markets within 38 states in the U.S.  The size and scope of our operations have enabled us to achieve high operating margins and a low level of administrative costs relative to revenues through the centralization of many functions, such as facility maintenance, employee compensation and benefits programs, revenue management, as well as the development and documentation of standardized operating procedures.  We also believe that our major market concentration provides managerial efficiencies stemming from having a large percentage of our facilities in close proximity to each other.

We believe that we have significant market share and concentration in major metropolitan centers, which increase the cost effectiveness of our promotional programs relative to our competitors.  Our large market share in major metropolitan markets and well-recognized brand name improves our prominence in unpaid search results for self-storage on major online search engines, and enhances the efficiency of our bidding for paid multiple-keyword advertising.  We can use television advertising in many markets, while most of our competitors cannot do so cost-effectively.

Brand name recognition: We believe that the “Public Storage” brand name is the most recognized and established name in the self-storage industry in the U.S, due to our national reach in major markets in 38 states, our highly visible facilities, and our facilities’ distinct orange colored doors and signage.  We believe the “Public Storage” name is one of the most frequently used search terms used by customers using Internet search engines for self-storage.  We believe that the “Shurgard” brand, used by Shurgard Europe, is a similarly established and valuable brand in Europe.  We believe that the awareness of our brand name results in a high percentage of potential storage customers considering our facilities, relative to other operators.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing new facilities and by adding more self-storage space to existing facilities, (iv) participating in the growth of the commercial operations we have an interest in, primarily our investment in PSB, and (v) participating in the growth of Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of investment alternatives.

Improve the operating performance of existing facilities: We seek to increase the net cash flow of our existing self-storage facilities by (i) regularly analyzing our call volume, reservation activity, Internet activity, move-in/move-out rates and other market supply and demand factors and responding by adjusting our marketing activities and rental rates, (ii) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and (iii) controlling operating costs.  We believe that our property management personnel, systems, our convenient shopping options for the customer, our economies of scale, and our advertising programs will continue to enhance our ability to meet these goals.

Acquire properties owned or operated by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provides us an advantage in evaluating the potential of acquisition opportunities.  Self-storage owners decide whether to market their facilities for sale based upon many factors, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations.  Our aggressiveness in competing for particular marketed facilities depends upon many factors including our opinion as to the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our yield expectations.   During 2014, 2013 and 2012, we acquired 44, 121 and 24 facilities, respectively, from third parties for approximately $431 million, $1.2 billion and $226 million, respectively, primarily through large portfolio acquisitions.  We will continue to seek to acquire properties in 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expansion of existing facilities:  The development of new self-storage locations and the expansion of existing facilities has been an important source of growth.   Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2014, we had a development pipeline to develop new self-storage facilities and, to a lesser extent, expand existing self-storage facilities, which will add approximately 3.5 million net rentable square feet of self-storage space.  The aggregate cost of these projects is estimated at $411 million, of which $105 million had been incurred at December 31, 2014, and the remaining costs will be incurred primarily in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Participate in the growth of commercial facilities primarily through our ownership in PS Business Parks, Inc.:  Our investment in PSB provides diversification into another asset type.  PSB is a stand-alone public company traded on the NYSE.  During 2013, we increased our investment in PSB by acquiring 1,356,748 shares of PSB common stock in open-market transactions and directly from PSB, for an aggregate cost of $105.0 million.  As of December 31, 2014, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in favorable markets as well as increase the cash flows from its existing portfolio.  From 2010 through 2014, PSB has acquired an aggregate total of 11.3 million rentable square feet in key markets for an aggregate purchase price of approximately $1.1 billion.  In 2014, PSB disposed of certain nonstrategic assets with an aggregate of 1.9 million rentable square feet in Arizona and Oregon, receiving net proceeds aggregating $212.2 million.  As of December 31, 2014, PSB owned and operated approximately 28.6 million net rentable square feet of commercial space, and had an enterprise value of approximately $4.0 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its debt and preferred stock as of December 31, 2014).

Participate in the growth of European self-storage through ownership in Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 192 facilities with approximately ten million net rentable square feet in:  France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

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

Financing of the Company’s Growth Strategies

Overview of financing strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our investment activities with retained operating cash flow and net proceeds from the issuance of preferred and common securities.  Occasionally we use short-term bank debt as bridge financing when capital market conditions are not favorable to issue either preferred or common securities.  We are evaluating raising additional capital through the issuance of medium or long-term debt instruments, and may do so over the next twelve months.

Permanent capital:  We have generally been able to raise capital through the issuance of preferred securities at an attractive cost of capital relative to the issuance of our common shares and, as a result, issuances of common shares have been minimal over the past several years.  However, rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time, and the market coupon rate of our preferred securities is influenced by long-term interest rates.  During the early part of 2013, we issued preferred securities with coupon rates of 5.2%, but later in 2013, rates increased and market conditions for the issuance of common and preferred capital worsened.  As a result, in December 2013 we borrowed $750.1 million from banks to bridge finance our acquisition activities during that timeframe.   Subsequently, preferred share coupon rates and market conditions steadily improved, and by September 2014, we repaid our bridge financing, in part, from the issuance of preferred securities.  During 2014, we issued an aggregate of $762.5 million in preferred securities, with an average coupon rate of 6.11%.  Notwithstanding the recent market turbulence, we continue to view preferred capital as an important source of capital over the long-term.

Bridge financing:  We have in the past used our $300 million revolving line of credit as temporary “bridge” financing and repaid such borrowings with permanent capital.  At December 31, 2013, we had approximately $50.1 million outstanding on our line of credit and $700 million due to Wells Fargo pursuant to a term loan which was used to fund our acquisitions of self-storage facilities in the fourth quarter of 2013.  We repaid the $750.1 million of bridge financing by September 30, 2014, in part, through the issuance of preferred securities.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

Borrowing through mortgage loans or senior debt:  Even though preferred securities have a higher coupon rate than long-term debt, we have generally not issued conventional debt due to refinancing risk associated with debt and other benefits of preferred securities described in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  We have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below. Our senior debt has an “A” credit rating by Standard and Poor’s.  We believe this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon rates on preferred securities if we chose to.  Given the current low interest rate environment combined with having minimal debt outstanding at December 31, 2014, we may seek to raise capital through the issuance of a modest amount of medium to long-term debt.

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

Joint Venture financing: We have used joint ventures with institutional investors and we may form additional joint ventures in the future, primarily to buy or develop self-storage facilities.

Disposition of properties:  Generally, we have disposed of self-storage facilities only when compelled to do so through condemnation proceedings.  We do not presently intend to sell any significant number of self-storage facilities in the future, though there can be no assurance that we will not.

Investments in Real Estate and Unconsolidated Real Estate Entities

Investment Policies and Practices with respect to our investments: Following are our investment practices and policies which, though we do not anticipate any significant alteration, can be changed by our board of trustees (the “Board”) without a shareholder vote:

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

Facilities Owned by Subsidiaries

In addition to our direct ownership of 2,223 self-storage facilities in the U.S. and one self-storage facility in London, England at December 31, 2014, we have controlling indirect interests in entities that own 14 self-storage facilities in the U.S.  Due to our controlling interest in each of these entities, we consolidate the assets, liabilities, and results of operations of these entities in our financial statements.

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2014, we also had ownership interests in entities that we do not control or consolidate.  These entities include PSB, Shurgard Europe (each discussed above), and various limited partnerships that own an aggregate of 13 self-storage facilities.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  None of the other Unconsolidated Real Estate Entities have significant amounts of debt or other obligations.  See Note 4 to our December 31, 2014 financial statements for further disclosure regarding the assets, liabilities and operating results of the Unconsolidated Real Estate Entities.

Limitations on Debt

Without the consent of holders of the various series of Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles.  As of December 31, 2014, the Debt Ratio was approximately 0.5%.

Our bank and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we were in compliance with each of these covenants as of December 31, 2014.

Employees

We had approximately 5,300 employees in the U.S. at December 31, 2014 which are engaged primarily in property operations.

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At December 31, 2014, there were approximately 823,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.2 billion.

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

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2014 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand and impairing our operating results.

Operating costs could increase.  We could be subject to increases in insurance premiums, increased or new property tax assessments or other taxes, repair and maintenance costs, payroll, utility costs, workers compensation, and other operating expenses due to various factors such as inflation, labor shortages, commodity and energy price increases, weather, as well as governmental actions.

The acquisition of existing properties is subject to risks that may adversely affect our growth and financial results.    We have acquired self-storage facilities from third parties in the past, and we expect to continue to do so in the future.    We face significant competition for suitable acquisition properties from other real estate investors.  As a result, we may be unable to acquire additional properties we desire or the purchase price for desirable properties may be significantly increased.    Failures or unexpected circumstances in integrating newly acquired properties into our operations or circumstances we did not detect during due diligence, such as environmental matters, needed repairs or deferred maintenance, or the effects of increased property tax following reassessment of a newly-acquired property, as well as the general risks of real estate investment, could jeopardize realization of the anticipated earnings from an acquisition.

Development of self-storage facilities can subject us to risks.  At December 31, 2014, we have a pipeline of development projects totaling $411 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage facilities and from other storage alternatives.  Our self-storage facilities generate most of our revenue and earnings.  Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  If development of self-storage facilities by other operators were to increase, due to increases in availability of funds for investment or other reasons, competition with our facilities could intensify.

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

Our revenues and operating cash flow can be negatively impacted by reductions in employment and population levels, household and disposable income, and other general economic factors that lead to a reduction in demand for rental space in each of the markets in which we operate.

Our ability to raise capital to fund our activities may be adversely affected by challenging market conditions.  If we were unable to issue preferred shares or borrow at reasonable rates, prospective earnings growth through expanding our asset base could be limited.

We have exposure to European operations through our ownership in Shurgard Europe.

We own a 49% equity interest in Shurgard Europe, with our investment having a $395 million book value at December 31, 2014.  As a result, we are exposed to additional risks related to international operations that may adversely impact our business and financial results, including the following:

•	Currency risks: Currency fluctuations can impact the fair value of our equity investment in Shurgard Europe, as well as future repatriation of cash.
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

•

Risks of collective bargaining and intellectual property:  Collective bargaining, which is prevalent in certain areas in Europe, could negatively impact Shurgard Europe’s labor costs or operations.  Many of Shurgard Europe’s employees participate in various national unions.

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

•

Risks related to Shurgard Europe’s Debt:  Shurgard Europe has a total of €407.5 million in debt outstanding at December 31, 2014, of which €35.0 million is due annually in each of 2015, 2016 and 2017 and €100.0 million is due annually in each of 2021, 2024 and 2025.  If Shurgard Europe is not able to refinance its debt when due or otherwise service its debt obligations due to a constrained credit market, negative operating trends or other reasons, our equity investment in Shurgard Europe could be negatively impacted.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2014, B. Wayne Hughes, our former Chairman, and his family (together, the “Hughes Family”), which includes two members of the Board, owned approximately 15.5% of our aggregate outstanding common shares.  Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares.  Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

•

To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes Family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9%

of the outstanding shares of any class or series of preferred or equity shares, in either case unless a specific exemption is granted by our Board.  These limits could discourage, delay or prevent a transaction involving a change in control of our company not approved by our Board.

•

Similarly, current provisions of our declaration of trust and powers of our Board could have the same effect, including (1) limitations on removal of trustees in our declaration of trust, (2) restrictions on the acquisition of our shares of beneficial interest, (3) the power to issue additional common shares, preferred shares or equity shares on terms approved by the Board without obtaining shareholder approval, (4) the advance notice provisions of our bylaws and (5) the Board’s ability under Maryland law, without obtaining shareholder approval, to implement takeover defenses that we may not yet have and to take, or refrain from taking, other actions that could have the effect of delaying, deterring or preventing a transaction or a change in control.

If we failed to qualify as a REIT, we would have to pay substantial income taxes.

REITs are subject to a range of complex organizational and operational requirements.  A qualifying REIT does not generally incur federal income tax on its net income that is distributed to its shareholders.  Our REIT status is also dependent upon the ongoing REIT qualification of PSB as a result of our substantial ownership interest in it. We believe that we are organized and have operated as a REIT and we intend to continue to operate to maintain our REIT status.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments.  To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.  In addition, certain local and state governments have imposed a tax on self-storage rent which, while in most cases is paid by our customers, increases the cost of self-storage rental to our customers and can negatively impact our revenues.  Other local and state governments may impose a self-storage rent tax in the future.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We are subject to the risk of legal claims and proceedings and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions.  Resolution of these claims and actions may divert time and attention by our management and could involve payment of damages or expenses by us, all of which may be significant.  In addition, any such resolution could involve our agreement to terms that restrict the operation of our business.  The results of legal proceedings cannot be predicted with certainty.  We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.  The occurrence of any of these events could have a material adverse effect on us.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business and security breaches or a failure of such networks, systems or technology could adversely impact our business, customer, and employee relationships.

We are heavily dependent upon automated information technology and Internet commerce, with more than half of our new customers coming from the telephone or over the Internet, and the nature of our business involves the receipt and retention of personal information about our customers.  We also maintain personally identifiable information about our employees.  We centrally manage significant components of our operations with our computer systems, including our financial information, and we also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events.

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that resulted in a significant outage at our systems or those of our third party providers, despite our use of back up and redundancy measures.  Further, viruses and other related risks could negatively impact our information technology processes.  Our or our customers’ or employees’ confidential information could be compromised or misappropriated, due to a breach of our network security.  Such cybersecurity and data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations and could result in remedial and other costs, fines or lawsuits, which could be in excess of any available insurance that we have procured.

We have no ownership interest in Canadian self-storage facilities owned or operated by the Hughes Family.

At December 31, 2014, the Hughes Family had ownership interests in, and operated, 54 self-storage facilities in Canada (the “Canadian Self-Storage Facilities”).  These facilities are operated under the “Public Storage” tradename, which we license to the Hughes Family for use in Canada on a royalty-free, non-exclusive basis.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of the Canadian Self-Storage Facilities if the Hughes Family or the corporation agrees to sell them.  However, we do not benefit from profits or potential appreciation in value of the Canadian Self-Storage Facilities because we have no ownership interest in these facilities.  We do not currently operate in the Canadian self-storage market.   If we choose to do so without acquiring the Hughes Family interests in the Canadian Self-Storage Facilities, we may have to share the use of the “Public Storage” name in Canada with the Hughes Family, unless we are able to terminate the license agreement.

Through our subsidiaries, we reinsure risks relating to loss of goods stored by customers in the Canadian Self-Storage Facilities.  During the years ended December 31, 2014, 2013 and 2012, we received $0.5 million, $0.5 million and $0.6 million, respectively, in reinsurance premiums attributable to the

Canadian Self-Storage Facilities.  Because our right to earn these premiums may be qualified, there is no assurance that these premiums will continue.

We are subject to laws and governmental regulations and actions that require us to incur compliance costs affecting our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and NYSE, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, restatement of our financial statements and could also affect the marketability of our real estate facilities.

In response to current economic conditions or the current political environment or otherwise, laws and regulations could be implemented or changed in ways that adversely affect our operating results and financial condition, such as legislation that could facilitate union activity or that would otherwise increase operating costs.

All of our properties must comply with the Americans with Disabilities Act and with related regulations and similar state law requirements, as well as various real estate and zoning laws and regulations, which are subject to change and could become more costly to comply with in the future.  Compliance with these requirements can require us to incur significant expenditures, which would reduce cash otherwise available for distribution to shareholders.  A failure to comply with these laws could lead to fines or possible awards of damages to individuals affected by the non-compliance.  Failure to comply with these requirements could also affect the marketability of our real estate facilities.

Our tenant reinsurance business is subject to governmental regulation which could reduce our profitability or limit our growth.

We hold Limited Lines Self-Service Storage Insurance Agent licenses from a number of individual state Departments of Insurance and are subject to state governmental regulation and supervision.  Our continued ability to maintain these Limited Lines Self-Service Storage Insurance Agent licenses in the jurisdictions in which we are licensed depends on our compliance with related rules and regulations.  The regulatory authorities in each jurisdiction generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret, and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance agents.  As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our reinsurance activities, or otherwise fined or penalized or suffer an adverse judgment, which could reduce our net income.

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2014, we had direct and indirect ownership interests in 2,250 self-storage facilities located in 38 states within the U.S. and 193 storage facilities located in seven Western European nations:

	At December 31, 2014
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousand)
U.S.:
California
Southern	245	17,348
Northern	174	10,662
Florida	268	17,944
Texas	257	17,004
Illinois	126	7,952
Washington	107	7,049
Georgia	91	6,122
North Carolina	84	5,802
Virginia	90	5,440
New York	65	4,527
Colorado	63	3,954
Maryland	61	3,699
New Jersey	57	3,630
Minnesota	47	3,313
Michigan	53	2,916
Arizona	43	2,755
South Carolina	43	2,737
Missouri	38	2,236
Oregon	39	2,040
Pennsylvania	29	1,993
Indiana	31	1,926
Ohio	31	1,922
Nevada	27	1,818
Tennessee	25	1,691
Kansas	27	1,528
Massachusetts	22	1,310
Wisconsin	15	968
Other states (12 states)	92	5,278

Total - U.S.	2,250	145,564

Europe (b):
France	55	2,886
Netherlands	40	2,180
Sweden	30	1,623
Belgium	21	1,270
UK	21	1,025
Germany	16	892
Denmark	10	571

Total - Europe	193	10,447

Grand Total	2,443	156,011

(a)	See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2014 financials, for a complete list of properties consolidated by the Company.
(b)	The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2014, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 93.0% and $14.81, respectively, in the U.S. and 85.0% and $25.92, respectively, in Europe.

At December 31, 2014,  34 of our U.S. facilities with a net book value of $161 million were encumbered by an aggregate of $64 million in secured notes payable.

We have no specific policy as to the maximum size of any one particular self-storage facility.  However, none of our facilities involves, or is expected to involve, 1% or more of our total assets, gross revenues or net income.

Description of Self-Storage Facilities: Self-storage facilities, which comprise the majority of our investments, offer accessible storage space for personal and business use at a relatively low cost.  A user rents a fully enclosed space, securing the space with their lock, which is for the user's exclusive use and to which only the user has access.  On-site operation is the responsibility of property managers who are supervised by district managers.  Some self-storage facilities also include rentable uncovered parking areas for vehicle storage.  Space is rented on a month-to-month basis and rental rates vary according to the location of the property, the size of the storage space and other characteristics that affect the relative attractiveness of each particular space, such as whether the space has “drive-up” access, its proximity to elevators, or if the space is climate controlled.  All of our self-storage facilities in the U.S. are operated under the "Public Storage" brand name, while our facilities in Europe are operated under the “Shurgard” brand name.

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

We experience minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased demand from moving activity during the summer months and incremental demand from college students.

Our self-storage facilities are geographically diversified and are located primarily in or near major metropolitan markets in 38 states in the U.S.  Generally our self-storage facilities are located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments.

Competition from other self-storage facilities is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

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

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2014, owns and operates approximately 28.6 million net rentable square feet of commercial space in eight states.  At December 31, 2014, the $412.1 million book value and $1.2 billion market value, respectively, of our investment in PSB represents approximately 4% and 12%, respectively, of our total assets.  We also directly own 1.3 million net rentable square feet of commercial space managed primarily by PSB.

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

Our Common Shares of beneficial interest (the “Common Shares”) NYSE: PSA) have been listed on the NYSE since October 19, 1984.   The following table sets forth the high and low sales prices of our Common Shares on the NYSE composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2013	1st	$ 157.95	$ 144.35
	2nd	168.66	145.04
	3rd	168.30	149.46
	4th	176.68	147.14

2014	1st	172.11	148.04
	2nd	176.72	167.41
	3rd	178.26	162.34
	4th	190.19	165.05

As of February 20, 2015, there were approximately 15,154 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2014 we paid distributions to our common shareholders of $1.40 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $964.6 million or $5.60 per share.  During 2013 we paid distributions to our common shareholders of $1.25 per common share for each of the quarters ended March 31, June 30, September 30 and $1.40 per common share for the quarter ended December 31, representing an aggregate of $884.2 million or $5.15 per share.  During 2012 we paid distributions to our common shareholders of $1.10 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $751.2 million or $4.40 per share.

Holders of common shares are entitled to receive distributions when and if declared by our Board out of any funds legally available for that purpose.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2014, the dividends paid on common shares and preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income.....................	100.0000%	99.7805%	100.0000%	91.2039%
Long-term Capital Gain...........	0.0000%	0.2195%	0.0000%	8.7961%
Total.........................................	100.0000%	100.0000%	100.0000%	100.0000%

For 2013, the dividends paid on common shares and preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income.....................	100.0000%	100.0000%	99.8273%	99.9543%
Long-term Capital Gain...........	0.0000%	0.0000%	0.1727%	0.0457%
Total.........................................	100.0000%	100.0000%	100.0000%	100.0000%

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.  We had no equity shares outstanding for any period in the years ended December 31, 2014 and 2013.

d.	Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 24, 2015, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2014.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

We had no preferred redemptions during the year ended December 31, 2014.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2014	2013	2012	2011	2010

Revenues	$2,195,404	$1,981,746	$1,842,504	$1,735,888	$1,631,294

Expenses:
Cost of operations	618,720	565,161	555,904	560,509	545,921
Depreciation and amortization	437,114	387,402	357,781	357,969	353,245
General and administrative	71,459	66,679	56,837	52,410	38,487
Asset impairment charges	-	-	-	2,186	994
	1,127,293	1,019,242	970,522	973,074	938,647
Operating income	1,068,111	962,504	871,982	762,814	692,647
Interest and other income	4,926	22,577	22,074	32,333	29,017
Interest expense	(6,781)	(6,444)	(19,813)	(24,222)	(30,225)
Equity in earnings of unconsolidated real estate entities	88,267	57,579	45,586	58,704	38,352
Foreign currency exchange (loss) gain	(7,047)	17,082	8,876	(7,287)	(42,264)
Gain on real estate sales and debt retirement	2,479	4,233	1,456	10,801	827
Income from continuing operations	1,149,955	1,057,531	930,161	833,143	688,354
Discontinued operations	-	-	12,874	3,316	7,760
Net income	1,149,955	1,057,531	943,035	836,459	696,114
Net income allocated to noncontrolling equity interests	(5,751)	(5,078)	(3,777)	(12,617)	(24,076)
Net income allocable to Public Storage shareholders	$1,144,204	$1,052,453	$939,258	$823,842	$672,038

Per Common Share:
Distributions	$ 5.60	$ 5.15	$ 4.40	$ 3.65	$ 3.05
Net income – Basic	$ 5.27	$ 4.92	$ 3.93	$ 3.31	$ 2.36
Net income – Diluted	$ 5.25	$ 4.89	$ 3.90	$ 3.29	$ 2.35

Weighted average common shares – Basic	172,251	171,640	170,562	169,657	168,877
Weighted average common shares – Diluted	173,138	172,688	171,664	170,750	169,772

Balance Sheet Data:
Total assets	$9,818,676	$9,876,266	$8,793,403	$8,932,562	$9,495,333
Total debt	$64,364	$839,053	$468,828	$398,314	$568,417
Total preferred equity	$4,325,000	$3,562,500	$2,837,500	$3,111,271	$3,396,027
Public Storage shareholders’ equity	$9,480,796	$8,791,730	$8,093,756	$8,288,209	$8,676,598
Permanent noncontrolling interests’ equity	$26,375	$27,125	$29,108	$22,718	$32,336

Net cash flow:
Provided by operating activities	$1,606,758	$1,430,339	$1,285,659	$1,203,452	$1,093,221
Used in investing activities	$(212,996)	$(1,412,393)	$(290,465)	$(81,355)	$(266,605)
Used in financing activities	$(1,225,415)	$(16,160)	$(1,117,305)	$(1,438,546)	$(1,132,709)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2014 financial statements, primarily Note 2, summarize our significant accounting policies.

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

In addition, our taxable REIT subsidiaries are taxable as regular corporations.  To the extent that amounts paid to us by our taxable REIT subsidiaries are determined by the taxing authorities to not be reasonable when compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments.  Such a penalty tax could have a material adverse impact on our net income.

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

Accounting for acquired real estate facilities:    We estimate the fair values of the land, buildings and intangible assets acquired, for purposes of allocating the purchase price of facilities acquired.  Such estimates are based upon many assumptions and judgments, including (i) expected rates of return and capitalization rates on real estate assets, (ii) estimated costs to replace acquired buildings and equipment, (iii) comparisons of the acquired underlying land parcels to recent land transactions, and (iv) future cash flows from the real estate and the existing tenant base.  Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, and real estate and intangible assets.

MD&A Overview

Our domestic self-storage facilities generated approximately 93% of our revenues for the year ended December 31, 2014, and also generated most of our net income and cash flow from operations.  A significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2014, 2013 and 2012, we acquired 44, 121 and 24 facilities, respectively, from third parties for approximately $431 million, $1.2 billion and $226 million, respectively, primarily through large portfolio acquisitions.  We will continue to seek to acquire properties in 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2014, we had development and expansion projects which will add approximately 3.5 million net rentable square feet of storage space at a total cost of approximately $411 million.  A total of $105 million in costs were incurred through December 31, 2014 with respect to these projects, with the remaining costs expected to be incurred primarily in 2015. We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings will be diluted to the extent that earnings from those newly developed facilities are less than the cost of the capital that was required in order to fund the development cost.  We believe that this negative impact will grow in 2015 and beyond due to the resulting level of growth of unstabilized facilities in our portfolio.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may invest further in these entities in the future.

As of December 31, 2014, our capital resources totaled approximately $774 million, consisting of $188 million in cash, approximately $286 million of available borrowing capacity on our line of credit, and $300 million of expected retained operating cash flow for 2015.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our shareholders and estimated maintenance capital expenditure requirements for 2015.

At December 31, 2014, we had capital commitments totaling approximately $356 million, consisting of $306 million of remaining spend on our development pipeline, $32 million in property acquisitions, and approximately $18 million in maturities on notes payable.  In addition, we expect that our capital commitments will continue to grow during 2015 as we continue to seek additional development and acquisition opportunities.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2014 as compared to 2013

For the year ended December 31, 2014, net income allocable to our common shareholders was $908.2 million or $5.25 per diluted common share, compared to $844.7 million or $4.89 per diluted common share for the same period in 2013, representing an increase of $63.5 million or $0.36 per diluted common share.  This increase is due primarily to (i) a $157.2 million increase in self-storage net operating income and (ii) our $36.5 million equity share of PSB’s gain on sale of real estate included in our equity in earnings of real estate entities, offset partially by (iii) a $49.7 million increase in depreciation and amortization expense associated with acquired facilities, (iv) a $24.1 million reduction associated with foreign currency exchange gains and losses, (v) an $28.3 million increase in earnings allocated to preferred shareholders due to the issuance of additional preferred shares, and (vi) a $17.7 million decrease in interest and other income due primarily to the disposition of 51% of our loan receivable from Shurgard Europe.

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

For the year ended December 31, 2014, FFO was $7.98 per diluted common share, as compared to $7.53 for the same period in 2013, representing an increase of 6.0%, or $0.45 per diluted common share.

For the year ended December 31, 2013, FFO was $7.53 per diluted common share, as compared to $6.31 for the same period in 2012, representing an increase of 19.3%, or $1.22 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share, and sets forth the computation of FFO per share:

	Year Ended December 31,
	2014	2013	2012

Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$5.25	$4.89	$3.90
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	2.96	2.66	2.50
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.23)	(0.02)	(0.09)
FFO per share	$7.98	$7.53	$6.31

Computation of FFO per Share:

Net income allocable to common shareholders	$908,176	$844,731	$669,694
Eliminate items excluded from FFO:
Depreciation and amortization	437,114	387,402	358,103
Depreciation from unconsolidated
real estate investments	79,413	75,458	75,648
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,638)	(3,976)	(4,730)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(39,083)	(4,104)	(14,719)
FFO allocable to common shares	$1,381,982	$1,299,511	$1,083,996
Diluted weighted average common shares	173,138	172,688	171,664
FFO per share	$7.98	$7.53	$6.31

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) certain other items such as legal settlements, recognition of deferred tax assets, costs associated with the acquisition of real estate facilities, and facility closure charges.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2014	2013	Change	2013	2012	Change

FFO per share	$7.98	$7.53	6.0%	$7.53	$6.31	19.3%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss (gain)	0.04	(0.10)		(0.10)	(0.05)
Application of EITF D-42	-	-		-	0.40
Other items	0.07	0.01		0.01	0.02
Core FFO per share	$8.09	$7.44	8.7%	$7.44	$6.68	11.4%

Real Estate Operations

Self-Storage Operations: Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2012, and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2014	2013	Change	2013	2012	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,836,676	$1,743,182	5.4%	$1,743,182	$1,653,145	5.4%
Non Same Store Facilities	213,206	106,701	99.8%	106,701	65,720	62.4%
Total rental income	2,049,882	1,849,883	10.8%	1,849,883	1,718,865	7.6%
Cost of operations:
Same Store Facilities	498,640	489,177	1.9%	489,177	496,217	(1.4)%
Non Same Store Facilities	68,258	34,909	95.5%	34,909	21,424	62.9%
Total cost of operations	566,898	524,086	8.2%	524,086	517,641	1.2%
Net operating income (a):
Same Store Facilities	1,338,036	1,254,005	6.7%	1,254,005	1,156,928	8.4%
Non Same Store Facilities	144,948	71,792	101.9%	71,792	44,296	62.1%
Total net operating income	1,482,984	1,325,797	11.9%	1,325,797	1,201,224	10.4%
Total depreciation and amortization expense:
Same Store Facilities	(312,995)	(316,178)	(1.0)%	(316,178)	(326,258)	(3.1)%
Non Same Store Facilities	(121,074)	(68,445)	76.9%	(68,445)	(28,713)	138.4%
Total depreciation and
amortization expense	(434,069)	(384,623)	12.9%	(384,623)	(354,971)	8.4%
Total net income	$1,048,915	$941,174	11.4%	$941,174	$846,253	11.2%

Number of facilities at period end:
Same Store Facilities	1,982	1,982	-	1,982	1,982	-
Non Same Store Facilities	256	205	24.9%	205	83	147.0%

Net rentable square footage at period end (in thousands):
Same Store Facilities	125,435	125,435	-	125,435	125,435	-
Non Same Store Facilities	19,439	14,852	30.9%	14,852	6,202	139.5%
(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.

Net income from our Self-Storage operations has increased 11.4% in 2014 as compared to 2013 and 11.2% in 2013 as compared to 2012.  These increases are due to improvements in our Same Store Facilities, as well as the acquisitions of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2012, 2013 and 2014.  The following table summarizes the historical operating results of these 1,982 facilities (125.4 million net rentable square feet) that represent approximately 87% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2014.

Selected Operating Data for the Same Store Facilities (1,982 facilities)
	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2014	2013	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$1,748,211	$1,657,412	5.5%	$1,657,412	$1,571,022	5.5%
Late charges and
administrative fees	88,465	85,770	3.1%	85,770	82,123	4.4%
Total revenues (a)	1,836,676	1,743,182	5.4%	1,743,182	1,653,145	5.4%

Cost of operations:
Property taxes	168,297	162,903	3.3%	162,903	155,403	4.8%
On-site property manager
payroll	98,260	99,980	(1.7)%	99,980	100,669	(0.7)%
Supervisory payroll	33,986	34,491	(1.5)%	34,491	33,952	1.6%
Repairs and maintenance	43,398	40,140	8.1%	40,140	40,959	(2.0)%
Utilities	38,927	37,365	4.2%	37,365	37,355	0.0%
Advertising and selling
expense	26,684	27,783	(4.0)%	27,783	39,920	(30.4)%
Other direct property costs	51,409	50,386	2.0%	50,386	51,402	(2.0)%
Allocated overhead	37,679	36,129	4.3%	36,129	36,557	(1.2)%
Total cost of operations (a)	498,640	489,177	1.9%	489,177	496,217	(1.4)%
Net operating income (b)	1,338,036	1,254,005	6.7%	1,254,005	1,156,928	8.4%
Depreciation and
amortization expense	(312,995)	(316,178)	(1.0)%	(316,178)	(326,258)	(3.1)%
Net income	$1,025,041	$937,827	9.3%	$937,827	$830,670	12.9%

Gross margin (before
depreciation and amortization)	72.9%	71.9%	1.4%	71.9%	70.0%	2.7%
Weighted average for the period:
Square foot occupancy	93.9%	93.3%	0.6%	93.3%	91.9%	1.5%
Realized annual rental income per (c):
Occupied square foot	$14.84	$14.16	4.8%	$14.16	$13.63	3.9%
Available square foot
(“REVPAF”)	$13.94	$13.21	5.5%	$13.21	$12.52	5.5%
At December 31:
Square foot occupancy	92.5%	91.8%	0.8%	91.8%	91.4%	0.4%
Annual contract rent per
occupied square foot (d)	$15.79	$15.05	4.9%	$15.05	$14.47	4.0%
(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our income statements.
(c)

Realized annual rent per occupied square foot is computed by dividing rental income, before late charges and administrative fees, by the weighted average occupied square feet for the period.  Realized annual rent per available square foot (“REVPAF”) is computed by dividing rental income, before late charges and administrative fees, by the total available net rentable square feet for the period.  These measures exclude late charges and administrative fees in order to provide a better measure of our ongoing level of revenue.  Late charges are dependent upon the level of delinquency, and administrative fees are dependent upon the level of move-ins.  In addition, the rates charged for late charges and administrative fees can vary independently from rental rates.  These measures take into consideration promotional discounts, which reduce rental income.

(d)	Annual contract rent represents the applicable annualized contractual monthly rent charged to our tenants, excluding the impact of promotional discounts, late charges and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 5.4% in 2014 as compared to the 2013 due primarily to a 4.8% increase in realized rent per occupied square foot and a 0.6% increase in average occupancy.  Revenues generated by our Same Store Facilities increased by 5.4% in 2013 as compared to 2012 due primarily to a 3.9% increase in realized rent per occupied square foot and a 1.5% increase in average occupancy. The increases in realized rent per occupied square foot was due primarily to annual rent increases given to tenants that have been renting with us longer than one year, and to a lesser extent, increased move-in rates in 2014 as compared to 2013, and reduced promotional discounts given to new tenants in 2013 as compared to 2012.

Same Store average occupancy increased from 93.3% in 2013 to 93.9% in 2014, representing an increase of 0.6%.  Same Store average occupancy increased from 91.9% in 2012 to 93.3% in 2013, representing an increase of 1.5%.  At December 31, 2014, the year-over-year occupancy gap was 0.8%.  Notwithstanding this increase, we expect the year over year occupancy gap to narrow because we believe we are reaching limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

We believe rental growth in 2015 will need to come from a combination of the following; (i) continued annual rent increases to tenants, (ii) higher rental rates charged to new tenants, and (iii) lower promotional discounts.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space, and the average length of stay of our tenants.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term tenants in 2015, as we did in 2014.

 During 2014, 2013 and 2012, the average annualized contractual rates per occupied square foot for tenants that moved in were $13.63, $13.02 and $12.81, respectively, and for tenants that vacated were $14.34, $13.81 and $13.58, respectively.  Notwithstanding the negative impact of vacate rates exceeding move in rates in each of the past three years, we have continue to grow realized annual rental income per square foot during each of 2014 and 2013, as noted in the table above.  The growth in realized annual rental income per square foot was primarily due to (i) annual rate increases to tenants, (ii) improved length of stay, (iii) for 2014, improved net positive move ins (move in volume less move out volume) versus 2013, and (iv) reduced levels of promotional discounts.  Promotional discounts were approximately $81.4 million in 2014, $81.2 million in 2013, and $90.2 million in 2012.  Promotional discounts have declined due to higher occupancy.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in 2015.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.9% in 2014 as compared to 2013 and decreased 1.4% in 2013 as compared to 2012.  The increase in 2014 was due primarily to increased repairs and maintenance, primarily snow removal expense, as well as increased property tax expense.  The decrease in 2013 was due primarily to reduced advertising and selling expense, offset partially by increased property taxes.

Property tax expense increased 3.3% in 2014 as compared to 2013 and 4.8% in 2013 as compared to 2012.  The increases in 2014 and 2013 were due primarily to higher assessed values and tax rates.  We expect property tax expense growth of approximately 4% to 5% in 2015.

On-site property manager payroll expense decreased 1.7% in 2014 as compared to 2013 and 0.7% in 2013 as compared to 2012.  The decrease in 2014 was due primarily to efficiencies which resulted in fewer hours worked, combined with reduced workers’ compensation expenses.  The decrease in 2013 was due primarily to reductions in incentive compensation, offset partially by higher employee health plan expenses.  We expect on-site property manager payroll expense to increase modestly in 2015 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, decreased 1.5% in 2014 as compared to 2013 and increased 1.6% in 2013 as compared to 2012.  The decrease in 2014 was due primarily to reduced headcount, while the increase in 2013 was due primarily to increases in compensation rates.  We expect inflationary increases in compensation rates and increased headcount in 2015.

Repairs and maintenance expense increased 8.1% in 2014 as compared to 2013, and decreased 2.0% in 2013 as compared to 2012.  Repair and maintenance costs include snow removal expense totaling $7.9 million, $5.3 million and $2.8 million in 2014, 2013 and 2012, respectively.  Excluding snow removal costs, repairs and maintenance increased 1.9% in 2014 as compared to 2013 and decreased 8.9% in 2013 as compared to 2012.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2015, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense increased 4.2% in 2014 and was flat in 2013 as compared to 2012.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; media and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses declined 4.0% in 2014 as compared to 2013, and 30.4% in 2013 as compared to 2012.  The significant decrease in 2013 is due to the phase-out of our yellow page advertising program as of December 31, 2012, as well as reduced television advertising and Internet search costs as a result of high occupancies.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 2.0% in 2014 as compared to 2013 and decreased 2.0% in 2013 as compared to 2012.  The increase in 2014 is due primarily to higher credit card fees, offset partially by lower property insurance costs.  The decrease in 2013 is due to lower property insurance costs and certain administrative cost-saving efforts, offset partially by an increase in credit card fees.  Credit card fees increased in both periods due to a higher proportion of collections being received from credit cards.  We expect moderate increases in other direct property costs in 2015.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 4.3% in 2014 as compared to 2013, and decreased 1.2% in 2013 as compared to 2012.  We expect inflationary growth in allocated overhead in 2015 as compared to 2014.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2014	$440,404	$452,571	$475,973	$467,728	$1,836,676
2013	$419,094	$429,958	$451,300	$442,830	$1,743,182
2012	$397,132	$408,636	$427,492	$419,885	$1,653,145

Total cost of operations:
2014	$139,460	$126,722	$128,745	$103,713	$498,640
2013	$134,144	$125,279	$127,691	$102,063	$489,177
2012	$137,298	$127,789	$125,742	$105,388	$496,217

Property taxes:
2014	$47,583	$46,967	$46,069	$27,678	$168,297
2013	$45,613	$44,953	$44,572	$27,765	$162,903
2012	$43,956	$42,910	$41,568	$26,969	$155,403

Repairs and maintenance:
2014	$14,734	$9,432	$9,900	$9,332	$43,398
2013	$11,022	$9,278	$9,862	$9,978	$40,140
2012	$12,513	$10,672	$8,656	$9,118	$40,959

Advertising and selling expense:
2014	$6,481	$6,043	$7,772	$6,388	$26,684
2013	$7,655	$6,577	$8,596	$4,955	$27,783
2012	$10,805	$10,883	$10,499	$7,733	$39,920

REVPAF:
2014	$13.34	$13.75	$14.44	$14.22	$13.94
2013	$12.69	$13.05	$13.67	$13.44	$13.21
2012	$12.02	$12.39	$12.94	$12.75	$12.52

Weighted average realized annual rent per occupied square foot:
2014	$14.40	$14.52	$15.25	$15.20	$14.84
2013	$13.81	$13.88	$14.48	$14.45	$14.16
2012	$13.32	$13.42	$13.93	$13.86	$13.63

Weighted average occupancy levels for the period:
2014	92.6%	94.7%	94.7%	93.5%	93.9%
2013	91.9%	94.0%	94.4%	93.0%	93.3%
2012	90.2%	92.3%	92.9%	92.0%	91.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change

	(Amounts in thousands, except for weighted average data)

Revenues:
Los Angeles (197 facilities)	$270,531	$257,062	5.2%	$257,062	$243,442	5.6%
San Francisco (128 facilities)	155,918	145,995	6.8%	145,995	137,431	6.2%
New York (79 facilities)	117,591	114,024	3.1%	114,024	106,623	6.9%
Chicago (129 facilities)	113,870	108,754	4.7%	108,754	103,578	5.0%
Washington DC (74 facilities)	86,836	85,013	2.1%	85,013	82,349	3.2%
Seattle-Tacoma (85 facilities)	87,607	82,111	6.7%	82,111	77,251	6.3%
Miami (61 facilities)	77,604	72,842	6.5%	72,842	69,088	5.4%
Dallas-Ft. Worth (98 facilities)	72,295	67,920	6.4%	67,920	63,836	6.4%
Houston (80 facilities)	67,259	62,348	7.9%	62,348	57,787	7.9%
Atlanta (89 facilities)	63,173	59,589	6.0%	59,589	57,293	4.0%
Philadelphia (55 facilities)	46,886	44,783	4.7%	44,783	43,532	2.9%
Denver (47 facilities)	43,075	39,808	8.2%	39,808	36,921	7.8%
Minneapolis-St Paul
(41 facilities)	35,947	33,863	6.2%	33,863	31,369	8.0%
Portland (43 facilities)	33,594	31,287	7.4%	31,287	29,703	5.3%
Orlando-Daytona
(45 facilities)	30,546	29,259	4.4%	29,259	28,083	4.2%
All other markets
(731 facilities)	533,944	508,524	5.0%	508,524	484,859	4.9%
Total revenues	$1,836,676	$1,743,182	5.4%	$1,743,182	$1,653,145	5.4%

Net operating income:
Los Angeles	$218,173	$204,154	6.9%	$204,154	$188,292	8.4%
San Francisco	123,741	114,097	8.5%	114,097	104,466	9.2%
New York	84,092	80,173	4.9%	80,173	71,787	11.7%
Chicago	65,521	63,680	2.9%	63,680	61,001	4.4%
Washington DC	66,368	65,022	2.1%	65,022	62,250	4.5%
Seattle-Tacoma	68,052	62,354	9.1%	62,354	57,092	9.2%
Miami	58,987	54,430	8.4%	54,430	50,124	8.6%
Dallas-Ft. Worth	50,524	46,377	8.9%	46,377	41,765	11.0%
Houston	45,098	40,933	10.2%	40,933	37,481	9.2%
Atlanta	45,279	42,189	7.3%	42,189	38,966	8.3%
Philadelphia	31,930	30,154	5.9%	30,154	28,775	4.8%
Denver	31,679	28,707	10.4%	28,707	25,769	11.4%
Minneapolis-St. Paul	23,933	21,979	8.9%	21,979	19,920	10.3%
Portland	25,129	23,311	7.8%	23,311	21,451	8.7%
Orlando-Daytona	21,522	20,155	6.8%	20,155	18,980	6.2%
All other markets	378,008	356,290	6.1%	356,290	328,809	8.4%
Total net operating income	$1,338,036	$1,254,005	6.7%	$1,254,005	$1,156,928	8.4%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change

Weighted average square foot occupancy:
Los Angeles	94.3%	93.5%	0.9%	93.5%	92.2%	1.4%
San Francisco	95.2%	94.6%	0.6%	94.6%	93.1%	1.6%
New York	94.0%	94.6%	(0.6)%	94.6%	92.9%	1.8%
Chicago	93.4%	93.5%	(0.1)%	93.5%	92.2%	1.4%
Washington DC	92.5%	93.0%	(0.5)%	93.0%	91.9%	1.2%
Seattle-Tacoma	94.0%	93.0%	1.1%	93.0%	91.1%	2.1%
Miami	94.6%	93.9%	0.7%	93.9%	92.4%	1.6%
Dallas-Ft. Worth	94.2%	93.5%	0.7%	93.5%	91.7%	2.0%
Houston	94.2%	93.8%	0.4%	93.8%	91.8%	2.2%
Atlanta	93.6%	92.0%	1.7%	92.0%	90.6%	1.5%
Philadelphia	93.7%	93.1%	0.6%	93.1%	91.6%	1.6%
Denver	95.0%	94.8%	0.2%	94.8%	94.1%	0.7%
Minneapolis-St. Paul	93.2%	93.2%	0.0%	93.2%	91.8%	1.5%
Portland	95.0%	94.1%	1.0%	94.1%	92.8%	1.4%
Orlando-Daytona	93.8%	93.1%	0.8%	93.1%	91.8%	1.4%
All other markets	93.6%	92.9%	0.8%	92.9%	91.4%	1.6%
Total weighted average
occupancy	93.9%	93.3%	0.6%	93.3%	91.9%	1.5%

Realized annual rent per occupied square foot:
Los Angeles	$20.39	$19.51	4.5%	$19.51	$18.76	4.0%
San Francisco	21.41	20.14	6.3%	20.14	19.26	4.6%
New York	22.65	21.75	4.1%	21.75	20.73	4.9%
Chicago	14.34	13.68	4.8%	13.68	13.17	3.9%
Washington DC	20.75	20.31	2.2%	20.31	19.88	2.2%
Seattle-Tacoma	15.98	15.12	5.7%	15.12	14.52	4.1%
Miami	17.99	17.01	5.8%	17.01	16.35	4.0%
Dallas-Ft. Worth	11.66	11.01	5.9%	11.01	10.56	4.3%
Houston	12.22	11.37	7.5%	11.37	10.79	5.4%
Atlanta	10.81	10.35	4.4%	10.35	10.06	2.9%
Philadelphia	13.94	13.38	4.2%	13.38	13.20	1.4%
Denver	14.35	13.22	8.5%	13.22	12.35	7.0%
Minneapolis-St. Paul	13.05	12.26	6.4%	12.26	11.50	6.6%
Portland	15.08	14.19	6.3%	14.19	13.66	3.9%
Orlando-Daytona	11.39	10.96	3.9%	10.96	10.65	2.9%
All other markets	11.93	11.44	4.3%	11.44	11.07	3.3%
Total realized rent per square
foot	$14.84	$14.16	4.8%	$14.16	$13.63	3.9%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change
REVPAF:
Los Angeles	$19.23	$18.24	5.4%	$18.24	$17.30	5.4%
San Francisco	20.39	19.04	7.1%	19.04	17.93	6.2%
New York	21.28	20.57	3.5%	20.57	19.26	6.8%
Chicago	13.40	12.78	4.9%	12.78	12.14	5.3%
Washington DC	19.20	18.88	1.7%	18.88	18.27	3.3%
Seattle-Tacoma	15.03	14.06	6.9%	14.06	13.23	6.3%
Miami	17.03	15.97	6.6%	15.97	15.10	5.8%
Dallas-Ft. Worth	11.00	10.30	6.8%	10.30	9.68	6.4%
Houston	11.52	10.66	8.1%	10.66	9.90	7.7%
Atlanta	10.15	9.52	6.6%	9.52	9.12	4.4%
Philadelphia	13.07	12.45	5.0%	12.45	12.09	3.0%
Denver	13.67	12.54	9.0%	12.54	11.61	8.0%
Minneapolis-St. Paul	12.16	11.43	6.4%	11.43	10.56	8.2%
Portland	14.32	13.36	7.2%	13.36	12.67	5.4%
Orlando-Daytona	10.70	10.21	4.8%	10.21	9.78	4.4%
All other markets	11.16	10.62	5.1%	10.62	10.12	4.9%
Total REVPAF	$13.94	$13.21	5.5%	$13.21	$12.52	5.5%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2014 represent 256 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2012, or that we did not own as of January 1, 2012.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Year Ended December 31,		Year Ended December 31,
FACILITIES	2014	2013	Change	2013	2012	Change

(Dollar amounts in thousands, except square foot amounts)
Rental income:
2014 third party acquisitions	$15,347	$-	$15,347	$-	$-	$-
2013 third party acquisitions	96,947	19,309	77,638	19,309	-	19,309
2012 third party acquisitions	28,275	22,452	5,823	22,452	7,791	14,661
Other facilities	72,637	64,940	7,697	64,940	57,929	7,011
Total rental income	213,206	106,701	106,505	106,701	65,720	40,981

Cost of operations before depreciation
and amortization expense:
2014 third party acquisitions	4,566	-	4,566	-	-	-
2013 third party acquisitions	32,917	7,574	25,343	7,574	-	7,574
2012 third party acquisitions	9,591	8,562	1,029	8,562	3,206	5,356
Other facilities	21,184	18,773	2,411	18,773	18,218	555
Total cost of operations	68,258	34,909	33,349	34,909	21,424	13,485

Net operating income:
2014 third party acquisitions	10,781	-	10,781	-	-	-
2013 third party acquisitions	64,030	11,735	52,295	11,735	-	11,735
2012 third party acquisitions	18,684	13,890	4,794	13,890	4,585	9,305
Other facilities	51,453	46,167	5,286	46,167	39,711	6,456
Total net operating income (a)	144,948	71,792	73,156	71,792	44,296	27,496
Depreciation and amortization
expense	(121,074)	(68,445)	(52,629)	(68,445)	(28,713)	(39,732)
Net income	$23,874	$3,347	$20,527	$3,347	$15,583	$(12,236)

At December 31:
Square foot occupancy:
2014 third party acquisitions	89.9%	-	-	-	-	-
2013 third party acquisitions	90.4%	82.6%	9.4%	82.6%	-	-
2012 third party acquisitions	92.5%	86.5%	6.9%	86.5%	75.2%	15.0%
Other facilities	82.2%	85.2%	(3.5)%	85.2%	88.6%	(3.8)%
	88.1%	84.0%	4.9%	84.0%	84.4%	(0.5)%
Annual contract rent per
occupied square foot:
2014 third party acquisitions	$12.15	$-	-	$-	$-	-
2013 third party acquisitions	13.99	13.56	3.2%	13.56	-	-
2012 third party acquisitions	15.40	13.76	11.9%	13.76	13.66	0.7%
Other facilities	16.33	16.17	1.0%	16.17	15.79	2.4%
	$14.45	$14.40	0.3%	$14.40	$15.20	(5.3)%
Number of facilities:
2014 third party acquisitions	44	-	44	-	-	-
2013 third party acquisitions	121	121	-	121	-	121
2012 third party acquisitions	24	24	-	24	24	-
Other facilities	67	60	7	60	59	1
	256	205	51	205	83	122
Net rentable square feet (in thousands):
2014 third party acquisitions	3,442	-	3,442	-	-	-
2013 third party acquisitions	8,056	8,036	20	8,036	-	8,036
2012 third party acquisitions	2,117	2,117	-	2,117	1,908	209
Other facilities	5,824	4,699	1,125	4,699	4,294	405
	19,439	14,852	4,587	14,852	6,202	8,650

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our net income in our statements of income for the years ended December 31,  2014, 2013 and 2012.

During 2014, we acquired 44 operating self-storage facilities (3,442,000 net rentable square feet of storage space) for approximately $430.7 million.  During 2013, we acquired 121 operating self-storage facilities (8,036,000 net rentable square feet of storage space) for approximately $1.16 billion.  During 2012, we acquired 24 operating self-storage facilities (1,908,000 net rentable square feet of storage space and unfinished space that was converted to 209,000 net rentable square feet of self-storage space in 2013 for $20.3 million in additional development cost) for $225.5 million in cash.

For 2014, the weighted average annualized yield for the facilities acquired in 2013 and 2012, respectively, was 5.5% and 7.6%.  The yields for the facilities acquired in 2014 were not meaningful due to our limited ownership period.

During 2014, we completed expansions to various facilities adding 614,000 net rentable square feet of self-storage space, for an aggregate cost of $48 million and we opened six newly developed facilities for an aggregate cost of $50 million with 531,000 net rentable square feet of self-storage space.  In addition, during 2014, we gained possession of a self-storage facility due to termination by a tenant who had ground leased the facility from us.  These facilities are included in “Other facilities” in the table above.

Subsequent to December 31, 2014, we acquired four self-storage facilities (one each in Florida, North Carolina, Washington and Texas), with an aggregate of 265,000 net rentable square feet, for approximately $32 million in cash.

We expect to increase the number of Non Same Store Facilities over at least the next 18 months through development of new self-storage facilities, expansions to existing facilities and acquisitions of facilities.  As of December 31, 2014, we had development and expansion projects which will add approximately 3.5 million net rentable square feet of storage space at a total cost of approximately $411 million.  A total of $105 million of these costs were incurred through December 31, 2014, with the remaining costs expected to be incurred primarily in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  There is significant competition to acquire existing facilities and there can be no assurance that we will be able to acquire additional facilities at prices we will find attractive.

We believe that our management and operating infrastructure will result in newly acquired facilities stabilizing at a higher level of net operating income than was achieved by the previous owners.  However, it can take 24 or more months for these newly acquired facilities to reach stabilization, and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that our expectations with respect to these facilities will be achieved.  However, we expect the Non Same Store Facilities to continue to provide earnings growth during 2015 as these facilities approach stabilized occupancy levels and the earnings of the 2014 acquisitions are reflected in our operations for a longer period in 2015 as compared to 2014.

Equity in earnings of unconsolidated real estate entities

At December 31, 2014, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for 2014, 2013 and 2012 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$56,280	$23,199	$33,081	$23,199	$10,638	$12,561
Shurgard Europe	29,900	32,694	(2,794)	32,694	33,223	(529)
Other Investments	2,087	1,686	401	1,686	1,725	(39)
Total equity in earnings	$88,267	$57,579	$30,688	$57,579	$45,586	$11,993

Investment in PSB:    At December 31, 2014 and 2013, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  During the last six months of 2013, we acquired an aggregate of 1,356,748 shares of PSB common stock at an average cost of $77.42 per share in open market transactions as well as directly from PSB.

At December 31, 2014, PSB owned and operated 28.6 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $56.3 million for 2014 as compared to $23.2 million for 2013, due primarily to our $36.5 million equity share of PSB’s gain on sale of real estate in 2014. Equity in earnings from PSB increased to $23.2 million for 2013 as compared to $10.6 million in 2012, due primarily to the impact of PSB’s 2012 redemptions of preferred securities which reduced our equity earnings by $7.2 million in 2012, combined with improved property operations from newly acquired and same park facilities. See Note 4 to our December 31, 2014 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:    Equity in earnings of Shurgard Europe represents our 49% equity share of Shurgard Europe’s net income.  At December 31, 2014, Shurgard Europe’s operations are comprised of 192 wholly-owned facilities with ten million net rentable square feet.  Selected financial data for Shurgard Europe for 2014, 2013 and 2012 is included in Note 4 to our December 31, 2014 financial statements.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe and, for certain periods, we received interest income from Shurgard Europe on a note payable to us.

In July 2014, Shurgard Europe completed the following financing transactions: (i) amended its bank term loan to, among other things, expand the outstanding borrowings from €82.9 million to €125.0 million, set the interest rate at Euribor plus 1.8%, and extend the maturity to January 2018, (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii) fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $204.9 million for our 49% share of the shareholder loan.  In December 2014, Shurgard Europe amended its bank term loan to provide for the addition of a €40 million revolving line of credit.

On December 31, 2014, Shurgard Europe acquired five facilities in Germany, with an aggregate of 327,000 net rentable square feet, for $82 million (€66 million) payable in March 2015 and during the three months ended December 31, 2014, they acquired a building and ground lease on a self-storage property located in the United Kingdom for $11 million cash.  The property, which is currently leased to a third party, is currently managed by Shurgard Europe and contains 83,000 square feet.  The acquisition costs are to be funded with cash on hand combined with borrowings on the revolving credit facility.

Our equity in earnings from Shurgard Europe decreased to $29.9 million for 2014 as compared to $32.7 million for 2013.  The decrease is due primarily to our equity share of increased interest expense incurred in connection with Shurgard Europe’s refinancing activities completed in July 2014, costs associated with the facilities acquired in 2014, and a contingent loss incurred in 2014, offset partially by improved property operations.  Equity in earnings from Shurgard Europe decreased to $32.7 million for 2013 from $33.2 million for the same period in 2012.  For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.329 for 2014, 1.328 for 2013 and 1.285 for 2012.

At least in the short-term, our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries Shurgard Europe conducts its business, principally the Euro.

During the fourth quarter of 2014 and the early part of 2015, the value of the U.S. Dollar has increased substantially relative to the Euro.  At February 20, 2015, the exchange rate was 1.14 U.S. Dollars per Euro.  If the exchange rate remained constant throughout 2015 at the rate of 1.14 U.S. Dollars per Euro, our equity in earnings would decrease approximately 14% ($4.7 million) in 2015, all other things being equal.

Shurgard Europe’s Same Store Facilities:  The Shurgard Europe’s Same Store facilities represents the 174 facilities (9.2 million net rentable square feet, representing 89% of the aggregate net rentable square feet of Shurgard Europe’s self-storage portfolio) that have been consolidated and operated by Shurgard Europe on a stabilized basis since January 1, 2012 and therefore provide meaningful comparisons for 2012, 2013 and 2014.  We evaluate the performance of these facilities because Shurgard Europe’s ability to effectively manage stabilized facilities represents an important measure of its ability to grow its earnings over the long-term.

The following table reflects 100% of the operating results of those 174 facilities.  For comparison purposes, the 2013 and 2012 results are presented in U.S. Dollars using the same historical exchange rate for 2014.  However, only our pro rata share of the operating results for these facilities, based upon the actual exchange rates for each period, is included in “equity in earnings of unconsolidated real estate entities” on our statements of income.

In Note 4 to our December 31, 2014 financial statements, we disclose Shurgard Europe’s consolidated operating results for the years ended December 31, 2014, 2013 and 2012.  Shurgard Europe’s consolidated operating results include 18 additional facilities that are not Same Store Facilities, and are based upon historical exchange rates rather than constant exchange rates for each of the respective periods.

Selected Operating Data for the Shurgard Europe Same Store Pool (174 facilities):	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2014	2013	Change	2013	2012	Change

	(Dollar amounts in thousands, except weighted average data,
	utilizing constant exchange rates) (a)

Revenues (including late charges and
administrative fees)	$209,035	$203,230	2.9%	$203,230	$206,284	(1.5)%
Less: Cost of operations (excluding
depreciation and amortization
expenses)	88,618	86,255	2.7%	86,255	85,786	0.5%
Net operating income (b)	$120,417	$116,975	2.9%	$116,975	$120,498	(2.9)%

Gross margin	57.6%	57.6%	0.0%	57.6%	58.4%	(1.4)%

Weighted average for the period:
Square foot occupancy	85.9%	80.9%	6.2%	80.9%	82.3%	(1.7)%

Realized annual rent, prior to late
charges and administrative fees, per (c):
Occupied square foot	$25.84	$26.69	(3.2)%	$26.69	$26.66	0.1%
Available square foot (“REVPAF”)	$22.20	$21.59	2.8%	$21.59	$21.94	(1.6)%

At December 31:
Square foot occupancy	87.8%	82.3%	6.7%	82.3%	80.4%	2.4%
Annual contract rent per occupied
square foot (d)	$26.35	$27.84	(5.4)%	$27.84	$27.70	0.5%
Total net rentable square feet
(in thousands)	9,244	9,244	-	9,244	9,244	-

Average Euro to the U.S. Dollar for
the period (a):
Constant exchange rates used herein	1.329	1.329	-	1.329	1.329	-
Actual historical exchange rates	1.329	1.328	0.1%	1.328	1.285	3.3%

(a)In order to isolate changes in the underlying operations from the impact of exchange rates, the amounts in this table are presented on a constant exchange rate basis.  The amounts for years ended December 31, 2013 and 2012 have been restated using the actual exchange rates for the year ended December 31, 2014.

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

NOI increased 2.9% in 2014 as compared to 2013, principally due to an increase of 2.9% in revenue, partially offset by an increase of 2.7% in cost of operations.  NOI decreased 2.9% in 2013 as compared to 2012, principally due to a decrease of 1.5% in revenue and an increase of 0.5% in cost of operations.  Due to the limited number of facilities in this portfolio and lack of geographic concentration, as well as recent volatile economic conditions in Western Europe, it is difficult to estimate revenue growth.  However, based upon current trends, it appears that revenue should increase modestly in the first quarter of 2015.

Other Investments:  The “Other Investments” at December 31, 2014 are comprised primarily of our equity in earnings from various limited partnerships that own an aggregate of 13 self-storage facilities (750,000 net rentable square feet).  Our future earnings with respect to the Other Investments will be dependent upon the operating results of the facilities these entities own.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations, and (iv) management of 41 self-storage facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our December 31, 2014 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance
premiums	$95,056	$84,904	$10,152	$84,904	$77,977	$6,927
Commercial	15,720	14,510	1,210	14,510	14,071	439
Merchandise and other	34,746	32,449	2,297	32,449	31,591	858
Total revenues	145,522	131,863	13,659	131,863	123,639	8,224

Ancillary Cost of Operations:
Tenant reinsurance	25,600	17,067	8,533	17,067	14,429	2,638
Commercial	5,247	5,228	19	5,228	4,908	320
Merchandise and other	20,975	18,780	2,195	18,780	18,926	(146)
Total cost of operations	51,822	41,075	10,747	41,075	38,263	2,812

Commercial depreciation	3,045	2,779	266	2,779	2,810	(31)

Ancillary net income:
Tenant reinsurance	69,456	67,837	1,619	67,837	63,548	4,289
Commercial	7,428	6,503	925	6,503	6,353	150
Merchandise and other	13,771	13,669	102	13,669	12,665	1,004
Total ancillary net income	$90,655	$88,009	$2,646	$88,009	$82,566	$5,443

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the number of tenants that participate in the insurance program and the average premium rates charged.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for 2014 includes a $7.8 million accrual related to a legal settlement and a $4.1 million reduction associated with the recognition of a deferred tax asset.  The increase of $4.9 million in ongoing cost of operations for 2014 as compared to 2013 is due primarily to an increase in exposure associated with more insured tenants and, to a lesser extent, claims resulting from extreme weather conditions in early 2014.

Tenant reinsurance revenue at our Same Store Facilities increased from $73.1 million in 2012, to $78.4 million in 2013, and to $83.8 million in 2014, due to more insured tenants as a result of increased occupancies and a higher proportion of tenants having insurance and, to a lesser extent, higher average premium rates charged.   The remaining increases in tenant reinsurance revenues are due primarily to the acquisition of 189 self-storage facilities from third parties since January 1, 2012.

We expect continued increases in tenant insurance revenues in 2015 as the tenant insurance revenues with respect to the facilities we acquired in 2014 are reflected for a full year, combined with the acquisition of additional facilities in 2015.

Commercial operations: We also own and operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  These amounts include, to a much lesser extent, the results of our management of 41 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.  We do not expect any significant changes in revenues or profitability from our merchandise sales and other in 2015.

Other Income and Expense Items

Interest and other income:  Interest and other income was $4.9 million in 2014, $22.6 million in 2013 and $22.1 million in 2012, which included $1.5 million, $19.3 million and $18.7 million, respectively, in interest received on a loan receivable from Shurgard Europe which was extinguished in 2014, as described more fully in Note 5 to our December 31, 2014 financial statements.

The remainder of our interest and other income is comprised primarily of interest earned on cash balances, trademark license fees from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Interest income on cash balances has been minimal, because rates have been at historic lows of 0.1% or less, and we expect this trend to continue in the foreseeable future.  Future earnings from sundry other income items are not predictable.

Depreciation and amortization: Depreciation and amortization increased to $437.1 million for 2014 as compared to $387.4 million for 2013 and $357.8 million for 2012, due principally to the 189 facilities acquired from third parties since January 1, 2012.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $48.4 million, $24.1 million and $10.5 million in 2014, 2013 and 2012, respectively.  Based upon the facilities we own at December 31, 2014, amortization expense with respect to such intangibles is estimated at $22.3 million in 2015.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	Change	2013	2012	Change

	(Amounts in thousands)

Share-based compensation expense	$29,541	$28,413	$1,128	$28,413	$24,312	$4,101
Costs of senior executives	5,558	5,309	249	5,309	4,736	573
Development and acquisition costs	10,614	10,475	139	10,475	6,355	4,120
Tax compliance costs and taxes paid	4,858	4,704	154	4,704	4,775	(71)
Legal costs	5,080	3,550	1,530	3,550	3,653	(103)
Public company costs	3,465	3,069	396	3,069	2,937	132
Other costs	12,343	11,159	1,184	11,159	10,069	1,090
Total	$71,459	$66,679	$4,780	$66,679	$56,837	$9,842

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  We expect share-based compensation expense to increase in 2015 as compared to 2014.  See Note 10 to our December 31, 2014 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.  The increases in 2014 as compared to 2013 and in 2013 as compared to 2012 are due to increases in incentive compensation.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $3.4 million, $5.0 million and $1.8 million were incurred in connection with the acquisition of real estate facilities in 2014, 2013 and 2012, respectively.  The level of such costs to be incurred in 2015 will depend upon the level of acquisition activities, which is not determinable.  The remaining increase in each period is due to the expansion of our real estate development activities in recent years, and such expenses are expected to increase modestly in 2015.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  Given our current legal matters, we believe our legal costs could potentially be higher in 2015, the amount of which is not determinable.

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of trustees’ costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Dodd-Frank Act and Sarbanes-Oxley Act.

Other costs represent professional and consulting fees, payroll and overhead that are not directly attributable to our property operations.  Such costs vary depending upon the level of corporate activities and initiatives, as such, are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest expense: Interest expense was $6.8 million, $6.4 million, and $19.8 million in 2014, 2013 and 2012, respectively.  The decrease in 2013 as compared to 2012 is due primarily to the repayment of our senior unsecured notes in 2013, along with principal repayments on our secured mortgage debt.  During 2014 and 2013, we incurred $4.7 million and $1.2 million, respectively, in interest expense on short-term borrowings, all of which were repaid in 2014.

During 2014, 2013 and 2012, we capitalized interest of $1.6 million, $2.9 million and $0.4 million, respectively, associated with our development activities.  See Note 6 to our December 31, 2014 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.  The level of interest expense that we incur in 2015 will be dependent upon our level of debt.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation loss of $7.0 million in 2014, and foreign currency translation gains $17.1 million and $8.9 million for 2013 and 2012, respectively, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  This loan receivable was repaid in 2014 and, as a result, no further material foreign exchange gains or losses are expected.

Net Income Allocable to Preferred Shareholders:  Allocations of net income to our preferred shareholders generally consists of allocations (i) based on distributions and (ii) in applying EITF D-42 when we redeem preferred shares.  Net income allocable to preferred shareholders associated with distributions increased during 2014 as compared to 2013 due primarily to higher average outstanding preferred shares, and decreased during 2013 as compared to 2012, due primarily to lower average dividend rates and lower average outstanding preferred shares.  During 2012, we redeemed certain existing series of preferred shares and issued additional preferred shares at lower coupon rates.  Net income allocable to preferred shareholders in applying EITF D-42 totaled $61.7 million in 2012 (there were no redemptions of preferred securities and as a result, no EITF D-42 allocations in 2013 and 2014).  Based upon our preferred shares outstanding at December 31, 2014, our quarterly distribution to our preferred shareholders is expected to be approximately $63.6 million.

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

	Year Ended December 31,
	2014	2013	2012

	(Amounts in thousands)
Self-storage net operating income:
Same Store Facilities	$1,338,036	$1,254,005	$1,156,928
Non Same Store Facilities	144,948	71,792	44,296
	1,482,984	1,325,797	1,201,224

Self-storage depreciation expense:
Same Store Facilities	(312,995)	(316,178)	(326,258)
Non Same Store Facilities	(121,074)	(68,445)	(28,713)
	(434,069)	(384,623)	(354,971)

Self-storage net income:
Same Store Facilities	1,025,041	937,827	830,670
Non Same Store Facilities	23,874	3,347	15,583
Total net income from self-storage	1,048,915	941,174	846,253

Ancillary operating revenue	145,522	131,863	123,639
Ancillary cost of operations	(51,822)	(41,075)	(38,263)
Commercial depreciation and
amortization	(3,045)	(2,779)	(2,810)
General and administrative expenses	(71,459)	(66,679)	(56,837)
Operating income	$1,068,111	$962,504	$871,982

Liquidity and Capital Resources

Financial Strategy:  Our financial profile is characterized by a low level of debt-to-total-capitalization.  In general, we seek to finance our investment activities and debt obligations with retained operating cash flow, and when not sufficient, the net proceeds from the issuance of preferred and common securities.  When market conditions are not favorable to issue either preferred or common securities, we will use bank debt as bridge financing.  Given the low interest rate environment coupled with having only $64.4 million of debt outstanding at December 31, 2014, we may seek to issue a modest amount of medium or long-term debt. In that regard, we anticipate that we may seek to expand the borrowing capacity of our bank credit facility and utilize the facility as a bridge to the issuance of longer term debt.

Unlike most REITs, we have elected to use predominantly preferred securities in our capital structure as a form of leverage despite the fact that the dividend rates of our preferred securities exceed the prevailing market interest rates on conventional debt.  We have chosen this method of financing for the following reasons: (i) under the REIT structure, a significant amount of operating cash flow needs to be distributed to our shareholders, making it difficult, relative to a traditional taxable corporation, to repay debt with operating cash flow alone, (ii) our perpetual preferred shares have no sinking fund requirement or maturity date and do not require redemption, all of which eliminate future refinancing risks, (iii) after the end of a non-call period, we have the option to redeem the preferred shares at any time, which enables us to refinance higher coupon preferred shares with new preferred shares at lower rates if appropriate, (iv) preferred shares do not subject us to covenants, thus allowing us to maintain significant financial flexibility, and (v) dividends on the preferred shares can be applied to satisfy our REIT distribution requirements.

We have generally been able to raise capital through the issuance of preferred securities at an attractive cost of capital relative to the issuance of our common shares and, as a result, issuances of common shares have been minimal over the past several years.  During the early part of 2013, we issued preferred securities with coupon rates at 5.2%, but later in 2013, rates increased and market conditions for the issuance of common and preferred capital worsened.  As a result, in December 2013 we borrowed $750.1 million from banks to bridge finance our acquisition activities during that timeframe.   Subsequently, preferred share coupon rates and market conditions steadily improved, and by September 2014, we repaid our bridge financing, in part, from the issuance of preferred securities.  During 2014, we issued an aggregate of $762.5 million in preferred securities, with an average coupon rate of 6.11%.  We continue to view preferred capital as an important source of capital over the long-term.  Notwithstanding the recent improvement in the preferred markets, rate spreads between a new issuance for us and U.S. treasuries have remained relatively wide as compared to historical levels.  As a result of an inefficient preferred market, combined with only $64.4 million of debt as of December 31, 2014, we may seek to raise capital in 2015 through the issuance of debt securities.

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

As of December 31, 2014, our capital resources totaled approximately $774 million, consisting of $188 million in cash, approximately $286 million of available borrowing capacity on our bank credit facility, and $300 million of expected retained operating cash flow for 2015.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our shareholders and estimated capital expenditure requirements for 2015.

At December 31, 2014, we had capital commitments totaling approximately $356 million, consisting of $306 million of remaining spend on our development pipeline, $32 million in property acquisitions, and approximately $18 million in maturities on notes payable.  In addition, we expect that our capital commitments will continue to grow during 2015 as we continue to seek additional development and acquisition opportunities.  We may also redeem outstanding preferred securities in 2015 totaling $270 million.

We believe we have a variety of possibilities to raise additional capital, including the issuance of common or preferred securities, issuing debt, expanding the borrowing capacity of our bank credit facility, or entering into joint venture arrangements to acquire or develop facilities.

At February 24, 2015, we have no outstanding borrowings on our bank credit facility.

Debt Service Requirements: As of December 31, 2014, our outstanding debt totaled approximately $64.4 million.  Approximate principal maturities of our outstanding debt are as follows (amounts in thousands):

2015	$17,822
2016	20,613
2017	9,263
2018	11,168
2019	1,217
Thereafter	4,281
$64,364

The remaining maturities on our notes payable are nominal compared to our annual cash from operations.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities, which keep the facilities in good operating condition and maintain their visual appeal to the customer, which totaled $79.8 million in, 2014.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For 2015, we expect to incur approximately $80 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during 2014 totaled $1.2 billion, consisting of $232.6 million to preferred shareholders and $967.9 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2014 to be approximately $254.2 million per year.

On February 19, 2015, our Board declared a regular common quarterly dividend of $1.40 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon the cash provided by operating activities of the respective subsidiary.  Such distributions are estimated at approximately $7.0 million in 2015, with respect to such noncontrolling interests outstanding at December 31, 2014.

Real Estate Investment Activities:  Subsequent to December 31, 2014, we acquired four self-storage facilities with an aggregate of 265,000 net rentable square feet for approximately $32 million in cash.  During 2015, we will continue to seek to acquire other self-storage facilities from third parties; however, it is difficult to estimate the amount of third party acquisitions we will undertake.

As of December 31, 2014, we had development and expansion projects which will add approximately 3.5 million net rentable square feet of storage space at a total cost of approximately $411 million.  A total of $105 million in costs were incurred through December 31, 2014 with respect to these projects, with the remaining costs expected to be incurred primarily in 2015.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Shurgard Europe: At December 31, 2014, Shurgard Europe has a bank term loan outstanding with a balance of approximately €107.5 million maturing in January 2018, and €300.0 million of unsecured senior notes maturing in equal amounts in 7, 10 and 12 years.  In December 2014, Shurgard Europe obtained a €40 million bank revolving credit facility which expires in January 2018.  There were no amounts outstanding on this facility at December 31, 2014.

On December 31, 2014, Shurgard Europe acquired five facilities located in Germany for a cash purchase price of approximately €65.5 million.  The cash purchase price was payable in the first quarter of 2015.  Shurgard Europe will use borrowings on its bank revolving credit facility combined with cash on hand to fund the purchase price.

Redemption of Preferred Securities: We have two series of preferred securities redeemable, at our option, in 2015.  Our 6.875% Series O Preferred Shares, with $145 million outstanding becomes redeemable in April 2015, and our 6.5% Series P Preferred Shares, with $125 million outstanding, which are redeemable in October 2015.   The timing of redemption of these series of preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2014, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 24, 2015, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2014 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt (1)	$71,526	$20,652	$22,659	$10,065	$11,797	$1,513	$4,840

Operating leases (2)	79,374	4,175	4,086	2,897	2,634	2,574	63,008

Construction
commitments (3)	50,135	40,108	10,027	-	-	-	-

Total	$201,035	$64,935	$36,772	$12,962	$14,431	$4,087	$67,848

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our December 31, 2014 financial statements for additional information on our notes payable.

(2)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(3)Amounts exclude an additional $256.4 million in future expected development spending that was not under contract at December 31, 2014.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2014, to be approximately $254.2 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2014, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $64.4 million and represents 0.1% of the book value of our equity at December 31, 2014.

We have foreign currency exposure related to our investment in Shurgard Europe, which has a book value of $394.8 million at December 31, 2014.

The fair value of our fixed rate debt at December 31, 2014 approximates book value.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 4.0% at December 31, 2014.  See Note 6 to our December 31, 2014 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2015	2016	2017	2018	2019	Thereafter	Total

Fixed rate debt	$17,822	$20,613	$9,263	$11,168	$1,217	$4,281	$64,364

ITEM 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.  We also have investments in certain unconsolidated real estate entities and because we do not control these entities, our disclosure controls and procedures with respect to such entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2014 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 24, 2015

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 57, has been Chairman and Chief Executive Officer of Public Storage since August 2011 and November 2002, respectively.  Mr. Havner joined Public Storage in 1986 and has held a variety of senior management positions. Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (“PSB”) since March 1998.  Mr. Havner also serves as a director of AvalonBay Communities, Inc. and California Resources Corp.  Mr. Havner is past Chairman of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”).

John Reyes, age 54, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996.

David F. Doll, age 56, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements.

Lily Y. Hughes, age 52, became Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2015.  Prior to joining Public Storage, Ms. Hughes was Vice President and Associate General Counsel-Corporate, M&A and Finance at Ingram Micro Inc., a Fortune 100 NYSE company with operations in 39 countries, which she joined in 1997.  Before joining Ingram Micro, Ms. Hughes was a partner of Manatt, Phelps and Phillips.

Candace N. Krol, age 53, has served as Chief Human Resources Officer of Public Storage since February 2015 and has served as Senior Vice President of Human Resources since September 2005.

Shawn Weidmann, 51, Chief Operating Officer in August 2011.  Prior to joining Public Storage, Mr. Weidmann was employed at Teleflora LLC, the world’s leading floral wire service, where he served as President since 2006.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2014 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,836,592 (b)	$ 82.32	1,140,322

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2014 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 751,048 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2014.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.13

Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y.  Filed with the Registrant’s Current Report on Form 8-K dated March 11, 2014 and incorporated by reference herein.

3.14	Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated April 9, 2014 and incorporated by reference herein.

3.15	Articles Supplementary for Public Storage 6.00% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated May 29, 2014 and incorporated by reference herein.

3.16

Articles Supplementary for Public Storage 5.875% Cumulative Preferred Shares, Series A.  Filed with the Registrant’s Current Report on Form 8-K/A dated November 24, 2014 and incorporated by reference herein.

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

10.5

Amended and Restated Credit Agreement by and among Registrant, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers, Wells Fargo Bank, National Association, as administrative agent, and the other financial institutions party thereto, dated as of March 21, 2012.  Filed with PSI’s Current Report on Form 8-K on March 27, 2012 (SEC File No. 001-0839) and incorporated herein by reference.

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

10.7*	Public Storage, Inc. 2001 Stock Option and Incentive Plan (the “2001 Plan”). Filed with PSI’s Registration Statement on Form S-8 (SEC File No. 333-59218) and incorporated herein by reference.

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

10.11*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.12*	Form of 2007 Plan Stock Option Agreement. Filed with Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

10.13*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.

10.15*	Revised Form of Trustee Stock Option Agreement. Filed as Exhibit 10.31 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

10.16

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013. Filed with Registrant’s Current Report on Form 8-K dated December 2, 2013 and incorporated herein by reference.

10.17*

Employment Agreement and General Release dated as of February 19, 2014 between Registrant and Steven M. Glick. Filed with the Registrant’s Current Report on Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.18*	First Amendment to Employment Agreement and General Release dated December 22, 2014 between Registrant and Steven M. Glick. Filed herewith.

10.19*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

21	Listing of Subsidiaries. Filed herewith.
23	Consent of Ernst & Young LLP. Filed herewith.
31.1	Rule 13a – 14(a) Certification. Filed herewith.
31.2	Rule 13a – 14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.
101 .INS	XBRL Instance Document. Filed herewith.
101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.
101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.
101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.
101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.
101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.
_	(1)	SEC File No. 001-33519 unless otherwise indicated.

*	Denotes management compensatory plan agreement or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4
PUBLIC STORAGE

Date: February 24, 2015	By:/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman, Chief Executive Officer, President and Trustee (principal executive officer)	February 24, 2015
Ronald L. Havner, Jr.

/s/ John Reyes	Senior Vice President and Chief Financial Officer	February 24, 2015
John Reyes	(principal financial officer and principal accounting officer)

/s/ Tamara Hughes Gustavson	Trustee	February 24, 2015
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 24, 2015
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee	February 24, 2015
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 24, 2015
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 24, 2015
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee	February 24, 2015
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 24, 2015
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2014 and 2013.....................................................................................	F-2

For the years ended December 31, 2014, 2013 and 2012:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-33

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-34 – F-109

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 24, 2015

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$187,712	$19,169
Real estate facilities, at cost:
Land	3,476,883	3,321,236
Buildings	9,386,352	8,965,020
	12,863,235	12,286,256
Accumulated depreciation	(4,482,520)	(4,098,814)
	8,380,715	8,187,442
Construction in process	104,573	52,336
	8,485,288	8,239,778

Investments in unconsolidated real estate entities	813,740	856,182
Goodwill and other intangible assets, net	228,632	246,854
Loan receivable from Shurgard Europe	-	428,139
Other assets	103,304	86,144
Total assets	$9,818,676	$9,876,266

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$-	$50,100
Term loan	-	700,000
Notes payable	64,364	88,953
Accrued and other liabilities	247,141	218,358
Total liabilities	311,505	1,057,411

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
173,000 shares issued (in series) and outstanding, (142,500 at
December 31, 2013), at liquidation preference	4,325,000	3,562,500
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,445,554 shares issued and outstanding (171,776,291 shares at
December 31, 2013)	17,245	17,178
Paid-in capital	5,561,530	5,531,034
Accumulated deficit	(374,823)	(318,482)
Accumulated other comprehensive loss	(48,156)	(500)
Total Public Storage shareholders’ equity	9,480,796	8,791,730
Noncontrolling interests	26,375	27,125
Total equity	9,507,171	8,818,855
Total liabilities and equity	$9,818,676	$9,876,266

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012

Revenues:
Self-storage facilities	$2,049,882	$1,849,883	$1,718,865
Ancillary operations	145,522	131,863	123,639
	2,195,404	1,981,746	1,842,504

Expenses:
Self-storage cost of operations	566,898	524,086	517,641
Ancillary cost of operations	51,822	41,075	38,263
Depreciation and amortization	437,114	387,402	357,781
General and administrative	71,459	66,679	56,837
	1,127,293	1,019,242	970,522

Operating income	1,068,111	962,504	871,982
Interest and other income	4,926	22,577	22,074
Interest expense	(6,781)	(6,444)	(19,813)
Equity in earnings of unconsolidated real estate entities	88,267	57,579	45,586
Foreign currency exchange (loss) gain	(7,047)	17,082	8,876
Gain on real estate sales	2,479	4,233	1,456
Income from continuing operations	1,149,955	1,057,531	930,161
Discontinued operations	-	-	12,874
Net income	1,149,955	1,057,531	943,035
Allocation to noncontrolling interests	(5,751)	(5,078)	(3,777)
Net income allocable to Public Storage shareholders	1,144,204	1,052,453	939,258
Allocation of net income to:
Preferred shareholders	(232,636)	(204,312)	(205,241)
Preferred shareholders - redemptions	-	-	(61,696)
Restricted share units	(3,392)	(3,410)	(2,627)
Net income allocable to common shareholders	$908,176	$844,731	$669,694
Net income per common share – basic
Continuing operations	$5.27	$4.92	$3.85
Discontinued operations	-	-	0.08
	$5.27	$4.92	$3.93
Net income per common share – diluted
Continuing operations	$5.25	$4.89	$3.83
Discontinued operations	-	-	0.07
	$5.25	$4.89	$3.90

Basic weighted average common shares outstanding	172,251	171,640	170,562
Diluted weighted average common shares
outstanding	173,138	172,688	171,664

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$1,149,955	$1,057,531	$943,035
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(54,703)	17,587	30,885
Adjust for foreign currency exchange loss (gain)
included in net income	7,047	(17,082)	(8,876)
Other comprehensive (loss) income	(47,656)	505	22,009
Total comprehensive income	1,102,299	1,058,036	965,044
Allocation to noncontrolling interests	(5,751)	(5,078)	(3,777)
Comprehensive income allocable to Public Storage shareholders	$1,096,548	$1,052,958	$961,267

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2011	$3,111,271	$17,024	$5,442,506	$(259,578)	$(23,014)	$8,288,209	$22,718	$8,310,927
Redemption of 79,150,833 preferred
shares (Note 8)	(1,978,771)	-	-	-	-	(1,978,771)	-	(1,978,771)
Issuance of 68,200 preferred shares (Note 8)	1,705,000	-	(53,544)	-	-	1,651,456	-	1,651,456
Issuance of common shares (1,149,481 shares)
(Note 10)	-	115	124,332	-	-	124,447	-	124,447
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	15,606	-	-	15,606	-	15,606
Acquisition of redeemable noncontrolling interests	-	-	(7,954)	-	-	(7,954)	-	(7,954)
Increase (decrease) in permanent noncontrolling
interests in connection with:
Consolidation of partially-owned entities
(Note 4)	-	-	-	-	-	-	8,224	8,224
Acquisition of interests in Subsidiaries (Note 7)	-	-	(1,350)	-	-	(1,350)	(75)	(1,425)
Net income	-	-	-	943,035	-	943,035	-	943,035
Net income allocated to:
Redeemable noncontrolling interests	-	-	-	(236)	-	(236)	-	(236)
Permanent noncontrolling interests	-	-	-	(3,541)	-	(3,541)	3,541	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(205,241)	-	(205,241)	-	(205,241)
Noncontrolling interests	-	-	-	-	-	-	(5,300)	(5,300)
Common shares and restricted share units
($4.40 per share)	-	-	-	(753,913)	-	(753,913)	-	(753,913)
Other comprehensive income (Note 2)	-	-	-	-	22,009	22,009	-	22,009
Balances at December 31, 2012	2,837,500	17,139	5,519,596	(279,474)	(1,005)	8,093,756	29,108	8,122,864
Issuance of 29,000 preferred shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with
share-based compensation (388,005 shares)
(Note 10)	-	39	21,072	-	-	21,111	-	21,111
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	19,320	-	-	19,320	-	19,320
Acquisition of noncontrolling interests	-	-	(5,641)	-	-	(5,641)	(607)	(6,248)

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Net income	-	-	-	1,057,531	-	1,057,531	-	1,057,531
Net income allocated to noncontrolling interests	-	-	-	(5,078)	-	(5,078)	5,078	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(204,312)	-	(204,312)	-	(204,312)
Noncontrolling interests	-	-	-	-	-	-	(6,454)	(6,454)
Common shares and restricted share units
($5.15 per share)	-	-	-	(887,149)	-	(887,149)	-	(887,149)
Other comprehensive income (Note 2)	-	-	-	-	505	505	-	505
Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 30,500 preferred shares (Note 8)	762,500	-	(23,546)	-	-	738,954	-	738,954
Issuance of common shares in connection with
share-based compensation (669,263 shares)
(Note 10)	-	67	37,805	-	-	37,872	-	37,872
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	16,926	-	-	16,926	-	16,926
Acquisition of noncontrolling interests	-	-	(689)	-	-	(689)	(32)	(721)
Net income	-	-	-	1,149,955	-	1,149,955	-	1,149,955
Net income allocated to noncontrolling interests	-	-	-	(5,751)	-	(5,751)	5,751	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(232,636)	-	(232,636)	-	(232,636)
Noncontrolling interests	-	-	-	-	-	-	(6,469)	(6,469)
Common shares and restricted share units
($5.60 per share)	-	-	-	(967,909)	-	(967,909)	-	(967,909)
Other comprehensive loss (Note 2)	-	-	-	-	(47,656)	(47,656)	-	(47,656)
Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2014		2013	2012
Cash flows from operating activities:
Net income	$1,149,955	$1,057,531	$943,035
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate sales, including amounts
in discontinued operations	(2,479)	(4,233)	(13,591)
Depreciation and amortization, including amounts
in discontinued operations	437,114	387,402	358,103
Distributions received from unconsolidated real estate
entities less than equity in earnings	(4,809)	(11,709)	(904)
Foreign currency exchange loss (gain)	7,047	(17,082)	(8,876)
Other	19,930	18,430	7,892
Total adjustments	456,803	372,808	342,624
Net cash provided by operating activities	1,606,758	1,430,339	1,285,659
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(79,784)	(71,270)	(67,737)
Construction in process	(150,399)	(101,376)	(10,688)
Acquisition of real estate facilities and intangibles	(410,210)	(1,150,943)	(225,515)
Investment in unconsolidated real estate entities	-	(105,040)	-
Proceeds from sale of real estate investments	2,581	257	20,021
Disposition of portion of loan receivable from
Shurgard Europe	216,217	-	-
Repayments of loan receivable from Shurgard Europe	204,947	-	-
Other	3,652	15,979	(6,546)
Net cash used in investing activities	(212,996)	(1,412,393)	(290,465)
Cash flows from financing activities:
Repayments on bank credit facility	(50,100)	(82,900)	133,000
Repayments on term loan	(700,000)	700,000	-
Repayments on notes payable	(44,406)	(251,895)	(61,013)
Issuance of common shares	37,872	21,111	124,447
Issuance of preferred shares	738,954	701,687	1,651,456
Redemption of preferred shares	-	-	(1,978,771)
Acquisition of noncontrolling interests	(721)	(6,248)	(21,325)
Distributions paid to Public Storage shareholders	(1,200,545)	(1,091,461)	(959,154)
Distributions paid to noncontrolling interests	(6,469)	(6,454)	(5,945)
Net cash used in financing activities	(1,225,415)	(16,160)	(1,117,305)
Net increase (decrease) in cash and cash equivalents	168,347	1,786	(122,111)
Net effect of foreign exchange translation on cash and
cash equivalents	196	144	342
Cash and cash equivalents at the beginning of the period	19,169	17,239	139,008
Cash and cash equivalents at the end of the period	$187,712	$19,169	$17,239

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$673	$(254)	$(646)
Investments in unconsolidated real estate entities	47,251	(45)	(21,600)
Intangible assets	-	-	5
Loan receivable from Shurgard Europe	6,975	(17,144)	(8,302)
Accumulated other comprehensive (loss) income	(54,703)	17,587	30,885

Real estate acquired in exchange for assumption
of notes payable	(20,460)	(6,071)	-
Notes payable assumed in connection with acquisition
of real estate	20,460	6,071	-

Consolidation of entities previously accounted for under the equity method of accounting:
Real estate facilities	-	-	(10,403)
Investments in unconsolidated real estate entities	-	-	3,072
Intangible assets	-	-	(949)
Noncontrolling interests	-	-	8,224

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

At December  31, 2014, we have direct and indirect equity interests in 2,250 self-storage facilities (with approximately 146 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 192 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 30 million net rentable square feet of commercial space located in 11 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December  31, 2014, we have an approximate 42% common equity interest in PSB.

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

We consolidate all entities that we control (these entities, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”), and we eliminate intercompany transactions and balances.  We account for our investments in entities that we have significant influence over, but do not control, using the equity method of accounting (these entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”), eliminating intra-entity profits and losses and amortizing any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.  When we obtain control of an Unconsolidated Real Estate Entity, we commence consolidating the entity and record a gain representing the differential between the book value and fair value of our preexisting equity interest.  All changes in consolidation status are reflected prospectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

When we are general partner, we control the partnership unless the third-party limited partners can dissolve the partnership or otherwise remove us as general partner without cause, or if the limited partners have the right to participate in substantive decisions of the partnership.

Collectively, at December 31, 2014, the Company and the Subsidiaries own 2,237 self-storage facilities in the U.S., one self-storage facility in London, England and five commercial facilities in the U.S.  At December 31, 2014, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 13 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2014, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Other Assets

Other assets primarily consist of prepaid expenses, accounts receivable and restricted cash.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

At December 31, 2014, due primarily to our investment in Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at December 31, 2014 and 2013.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2014 and 2013.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At December 31, 2014, these intangibles had a net book value of $35.2 million ($53.4 million at December 31, 2013).  Accumulated amortization totaled $69.3 million at December 31, 2014 ($35.1 million at December 31, 2013), and amortization expense of $48.4 million, $24.1 million and $10.5 million was recorded in 2014, 2013 and 2012, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2014 is $22.3 million in 2015, $5.6 million in 2016 and $7.3 million thereafter.  During 2014, 2013 and 2012, intangibles were increased $30.2 million, $61.5 million and $9.1 million, respectively, in connection with the acquisition of self-storage facilities and leasehold interests (Note 3), and in 2012, $0.9 million, in connection with the consolidation of facilities previously accounted for under the equity method (Note 4).

Evaluation of Asset Impairment

We evaluate our real estate, finite-lived intangible assets, investments in unconsolidated real estate entities, and loans receivable for impairment on a quarterly basis.  We evaluate indefinite-lived assets (including goodwill) for impairment on an annual basis, or more often if there are indicators of impairment.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

For our loan receivable, if we determine that it is probable we will be unable to collect all amounts due based on the terms of the loan agreement, we record an impairment charge for any excess of book value over the present value of expected future cash flows.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.216 U.S. Dollars per Euro at December 31, 2014 (1.377 at December 31, 2013), and average exchange rates of 1.329,  1.328 and 1.285 for the years ended December 31, 2014, 2013 and 2012, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in, and loan receivable from, Shurgard Europe.

Discontinued Operations

Effective January 1, 2014, we present as discontinued operations only those facility disposals that represent a strategic shift and have a major impact upon operations.  Previously, all facility disposals were presented as discontinued operations.   Discontinued operations totaling $12.9 million in 2012 primarily represents a gain on disposal of self-storage facilities.  No other discontinued operations are presented for any other periods.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries, (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (an “EITF D-42 allocation”), and (iii) the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

The following table reflects net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share, basic and diluted net income from discontinued operations per share, and basic and diluted net income from continuing operations per share:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in thousands)

Net income allocable to common shareholders from
continuing operations and discontinued operations:
Net income allocable to common shareholders	$908,176	$844,731	$669,694
Eliminate: Discontinued operations
allocable to common shareholders	-	-	(12,874)
Net income from continuing operations
allocable to common shareholders	$908,176	$844,731	$656,820

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	172,251	171,640	170,562
Net effect of dilutive stock options -
based on treasury stock method	887	1,048	1,102
Diluted weighted average common shares outstanding	173,138	172,688	171,664

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

3.Real Estate Facilities

Activity in real estate facilities during 2014, 2013 and 2012 is as follows:

2014		2013	2012
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,286,256	$11,033,819	$10,773,277
Capital expenditures to maintain real estate
facilities	79,784	71,270	67,737
Acquisitions	400,514	1,095,477	198,316
Dispositions	(112)	(89)	(13,792)
Newly developed facilities opened
for operation	98,162	85,283	7,244
Impact of foreign exchange rate changes	(1,369)	496	1,037
Ending balance	12,863,235	12,286,256	11,033,819
Accumulated depreciation:
Beginning balance	(4,098,814)	(3,738,130)	(3,398,379)
Depreciation expense	(384,412)	(360,442)	(345,459)
Dispositions	10	-	6,099
Impact of foreign exchange rate changes	696	(242)	(391)
Ending balance	(4,482,520)	(4,098,814)	(3,738,130)
Construction in process:
Beginning balance	52,336	36,243	4,299
Current development	150,399	101,376	10,688
Acquisitions	-	-	28,500
Newly developed facilities opened
for operation	(98,162)	(85,283)	(7,244)
Ending balance	104,573	52,336	36,243
Total real estate facilities at December 31,	$8,485,288	$8,239,778	$7,331,932

During 2014, we acquired 44 self-storage facilities (3,442,000 net rentable square feet), for a total cost of $430.7 million, consisting of $410.2 million in cash and the assumption of $20.5 million in mortgage debt.  Approximately $30.2 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during 2014, adding 1,145,000 net rentable square feet of self-storage space, at an aggregate cost of $98.2 million.  Construction in process at December 31, 2014 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 3.5 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $411.0 million.  We received approximately $2.6 million in disposition proceeds during 2014.

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

During 2012, we acquired 24 operating self-storage facilities from third parties (1,908,000 net rentable square feet of storage space) and unfinished space which was subsequently developed into self-storage space for

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

an aggregate of $225.5 million in cash, with $187.9 million allocated to real estate facilities, $9.1 million allocated to intangible assets and $28.5 million allocated to construction in process.  During 2012, we began to consolidate a limited partnership owning three self-storage facilities (183,000 net rentable square feet) that we gained control of, and recorded a gain of $1.3 million representing the differences between the aggregate fair values of our existing investments and their book values.  The fair values of our existing investments in 2012 was allocated to real estate facilities ($10.4 million), intangible assets ($0.9 million), and noncontrolling interests ($8.2 million).  We also completed various expansion activities to our existing facilities for an aggregate cost of approximately $7.2 million.

During 2012, we also disposed of four operating self-storage facilities and portions of other facilities in connection with eminent domain proceedings.  We received aggregate proceeds totaling $20.0 million and recorded gains totaling of $12.3 million, of which $12.1 million was included in discontinued operations and $0.2 million was included in gain on real estate sales in our statement of income for the year ended December 31, 2012.

At December 31, 2014, the adjusted basis of real estate facilities for federal tax purposes was approximately $8.9 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2014	2013	2014	2013	2012

PSB	$412,115	$424,538	$56,280	$23,199	$10,638
Shurgard Europe	394,842	424,095	29,900	32,694	33,223
Other Investments (A)	6,783	7,549	2,087	1,686	1,725
Total	$813,740	$856,182	$88,267	$57,579	$45,586
(A)

At December 31, 2014, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 13 self-storage facilities (14 at December 31, 2013).

During 2014, 2013 and 2012, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $83.5 million, $45.9 million and $44.7 million, respectively.  At December 31, 2014, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $68 million ($79 million at December 31, 2013).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $4.4 million during 2014 (none in 2013 or 2012), of which $2.5 million related to PSB’s disposition of assets.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December  31, 2014 and 2013, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

basis into PSB common stock.  Based upon the closing price at December 31, 2014  ($79.54 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.2 billion.

During 2014, PSB recognized gains on the sale of real estate totaling $92.4 million.  Our equity share of such gains totaled $36.5 million, which is included in our equity in earnings of unconsolidated real estate entities on our income statement for 2014.  During 2013, we purchased 406,748 shares of PSB common stock in open-market transactions at an average cost of $73.15 per share.  Subsequently, on November 7, 2013, PSB completed a public offering of 1,495,000 shares of its common stock for $79.25 per share.  Concurrent with the public offering, we purchased an additional 950,000 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of $75.3 million.  In connection with PSB’s common share issuance, we recognized a gain on sale of real estate totaling $4.1 million as if we had sold a proportionate share of our investment in PSB.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2014	2013	2012

	(Amounts in thousands)
For the year ended December 31,
Total revenue	$376,915	$359,885	$347,197
Costs of operations	(127,371)	(114,831)	(114,108)
Depreciation and amortization	(110,357)	(108,917)	(109,398)
General and administrative	(13,639)	(5,312)	(8,919)
Other items	(13,221)	(14,681)	(19,400)
Gain on sale of facilities	92,373	-	-
Net income	204,700	116,144	95,372
Allocations to preferred shareholders and
restricted share unitholders	(60,817)	(59,341)	(69,597)
Net income allocated to common shareholders
and LP Unitholders	$143,883	$56,803	$25,775

	2014	2013

	(Amounts in thousands)
As of December 31,

Total assets (primarily real estate)	$2,227,114	$2,238,559
Debt	250,000	250,000
Other liabilities	68,905	73,919
Equity:
Preferred stock	995,000	995,000
Common equity and units	913,209	919,640

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.   In addition, Shurgard Europe pays a license fee to us for the use of the “Shurgard” trademark, and through July 2014, paid us interest on a shareholder loan which was repaid at that time (see Note 5).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $47.3 million in 2014 and to increase our investment by $45.0 thousand in 2013 and $21.6 million in 2012.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	2014	2013

As of December 31,	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,404,246	$1,468,155
Total debt to third parties	500,767	154,119
Total shareholder loan	-	428,139
Other liabilities	180,546	107,550
Equity	722,933	778,347

Exchange rate of Euro to U.S. Dollar	1.216	1.377

	2014	2013	2012
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$254,136	$246,615	$243,687
Self-storage and ancillary cost of operations	(100,177)	(98,222)	(96,341)
Depreciation and amortization	(61,796)	(60,029)	(60,404)
General and administrative	(14,964)	(13,651)	(13,327)
Interest expense on third party debt	(9,607)	(5,082)	(7,689)
Trademark license fee payable to Public Storage	(2,544)	(2,468)	(2,439)
Interest expense on shareholder loan	(21,761)	(37,838)	(36,710)
Lease termination (charge) benefit and other (a)	(6,573)	(2,909)	1,876

Net income	$36,714	$26,416	$28,653
Average exchange rates Euro to the U.S. Dollar	1.329	1.328	1.285

(a) Amounts for the years ended December 31, 2014 and 2013, include a $1.5 million lease termination benefit and a $2.9 million lease termination charge, respectively, associated with a closed facility. Amounts for the year ended December 31, 2014 include $4.3 million in costs associated with the acquisition of self-storage facilities, and a $4.4 million contingent loss.

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

	2014	2013	2012

	(Amounts in thousands)
For the year ended December 31,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$17,990	$12,944	$14,040
Adjustments:
49% of trademark license fees	1,247	1,209	1,195
49% of interest on shareholder loan	10,663	18,541	17,988

Total equity in earnings of Shurgard Europe	$29,900	$32,694	$33,223

As indicated in the table above, 49% of the trademark license fees and interest paid by Shurgard Europe to its shareholders is included in our equity in earnings of Shurgard Europe and any remaining amount paid to us is included in “interest and other income” on our income statements.  See Note 5 for further information.

5.Loan Receivable from Unconsolidated Real Estate Entity

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1 million) and bore interest at 9.0% per annum.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired a 51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan accordingly, we received a total of €152.4 million ($204.9 million), representing our 49% share of the loan.

For 2014, 2013 and 2012, we recorded interest income with respect to this loan of approximately $1.5 million, $19.3 million and $18.7 million, respectively.  The reduction in amounts classified as interest and other income during 2014, as compared to 2013 and 2012 is due to the sale, on January 28, 2014 of 51% of the shareholder loan to our joint venture partner, who collected 51% of the loan interest following the sale.

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

6.Credit Facility, Term Loan and Notes Payable

We have a $300 million revolving line of credit (the “Credit Facility”) that expires on March 21, 2017.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.900% to LIBOR plus 1.500% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.900% at December 31, 2014).  In addition, we are required to pay a quarterly facility fee ranging from 0.125% per annum to 0.300% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.125% per annum at December 31, 2014).  At December 31, 2014 and February 20, 2015, we had no outstanding borrowings under this Credit Facility ($50.1 million at December 31, 2013).  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $13.9 million at

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

December 31, 2014 and $15.1 million at December 31, 2013.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2014.

On December 2, 2013, we entered into a one year $700 million unsecured term loan (the “Term Loan”) with Wells Fargo Bank, with an interest rate and covenants the same as for the Credit Facility.  The Term Loan was repaid in 2014.  We incurred origination costs of $1.9 million for the Term Loan which were amortized using the effective interest method through the date of extinguishment.

The carrying amounts of our notes payable at December 31, 2014 and 2013, totaled $64.4 million and $89.0 million, respectively, with unamortized premium totaling $0.6 million and $0.5 million, respectively.  These notes were assumed or issued in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount over the stated note balance amortized using the effective interest method.  At December 31, 2014, the notes are secured by 34 real estate facilities with a net book value of approximately $161 million, have contractual interest rates between 2.9% and 7.1%, and mature between March 2015 and September 2028.

During 2014 and 2013, we assumed mortgage debt with estimated fair values of $20.5 million and $6.1 million, respectively, market rates of 3.6% and 3.7%, respectively, (contractual balances of $19.8 million and $5.7 million, respectively, and contractual interest rates of 5.2% and 6.2%, respectively,) in connection with the acquisition of real estate facilities.

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan which was repaid in full on October 18, 2013.  The loan bore interest at 1.388%.

At December  31, 2014, approximate principal maturities of our notes payable are as follows (amounts in thousands):

2015	$17,822
2016	20,613
2017	9,263
2018	11,168
2019	1,217
Thereafter	4,281
$64,364
Weighted average effective rate	4.0%

Cash paid for interest totaled $9.0 million,  $10.4 million and $21.7 million for 2014, 2013 and 2012, respectively.  Interest capitalized as real estate totaled $1.6 million,  $2.9 million and $0.4 million in 2014, 2013 and 2012, respectively.

7.Noncontrolling Interests

At December 31, 2014, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 self-storage facilities and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At December 31, 2014, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During 2014, 2013 and 2012, we allocated a total of $5.8 million, $5.1 million and $3.7 million,

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

respectively, to these interests; and we paid $6.5 million, $6.5 million and $5.9 million, respectively, in distributions to these interests.

During 2014 and 2013, we acquired Noncontrolling Interests for $0.7 million and $6.2 million, respectively, in cash, substantially all of which was allocated to paid-in-capital.

During 2012, we acquired Noncontrolling Interests for $21.3 million in cash, including $19.9 million for interests that were redeemable at the option of the holder, of which $0.1 million was recorded as a reduction to permanent noncontrolling interests, $11.9 million was recorded as a reduction to redeemable noncontrolling interests, and $9.3 million was recorded as a reduction to paid-in capital.

8.Shareholders’ Equity

Preferred Shares

At December  31,  2014 and 2013, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

			At December 31, 2014		At December 31, 2013
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	5,800	$145,000	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	-	-
Series Z	6/4/2019	6.000%	11,500	287,500	-	-
Series A	12/2/2019	5.875%	7,600	190,000	-	-
Total Preferred Shares			173,000	$4,325,000	142,500	$3,562,500

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At December  31, 2014, there were no dividends in arrears.

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

During 2014, we issued an aggregate 30.5 million depositary shares, each representing 1/1,000 of a share of our Series Y, Series Z, and Series A Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $762.5 million in gross proceeds, and we incurred $23.5 million in issuance costs.

During 2013, we issued an aggregate 29.0 million depositary shares, each representing 1/1,000 of a share of our Series  W and Series X Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $725.0 million in gross proceeds, and we incurred $23.3 million in issuance costs.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

During 2012, we issued an aggregate 68.2 million depositary shares, each representing 1/1,000 of a share of our Series S, Series T, Series U, and Series V Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $1.7 billion in gross proceeds, and we incurred $53.5 million in issuance costs.

In 2012, we redeemed our Series A, Series C, Series D, Series E, Series F, Series L, Series M, Series N, Series W, Series X, Series Y and Series Z Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $2.0 billion.  We recorded $61.7 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in 2012 in connection with these redemptions.

Common Shares

During 2014, 2013 and 2012, activity with respect to the issuance or repurchase of our common shares was as follows (amounts in thousands):

	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and exercise of stock options (Note 10)	669,263	$37,872	388,005	$21,111	437,081	$23,185
Issuance of commons shares for cash	-	-	-	-	712,400	101,262
	669,263	$37,872	388,005	$21,111	1,149,481	$124,447

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2014, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2014.

In December 2012, we sold 712,400 of our common shares for aggregate proceeds of approximately $101.3 million in cash.

At December 31, 2014 and 2013, we had 2,836,592 and 2,810,540 respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our restricted share unitholders totaled $967.9 million ($5.60 per share), $887.1 million ($5.15 per share) and $753.9 million ($4.40 per share), for the years ended December 31, 2014, 2013 and 2012, respectively.  Preferred share dividends totaled $232.6 million, $204.3 million and $205.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

For the tax year ended December 31, 2014, distributions for the common shares and all the various series of preferred shares were classified as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

	2014 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	99.78%	100.00%	91.20%
Long-Term Capital Gain	0.00%	0.22%	0.00%	8.80%
Total	100.00%	100.00%	100.00%	100.00%

The ordinary income dividends distributed for the tax year ended December 31, 2014 do not constitute qualified dividend income.

9.Related Party Transactions

The Hughes Family owns approximately 15.5% of our common shares outstanding at December 31,  2014.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During the years ended December 31, 2014, 2013 and 2012, we received $0.5 million, $0.5 million and $0.6 million, respectively, in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks may be qualified.

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

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by a committee of our Board, the Company grants non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, service providers and key employees.

Stock options and RSUs are considered “granted” and “outstanding” as the terms are used herein, when (i) the Company and the recipient reach a mutual understanding of the key terms of the award, (ii) the award has been authorized, (iii) the recipient is affected by changes in the market price of our stock, and (iv) it is probable that any performance and service conditions will be met.

We amortize the grant-date fair value of awards (net of anticipated forfeitures) as compensation expense over the service period.  The service period begins on the grant date and ends on the vesting date.  For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

The stock options outstanding at December 31, 2014 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $152.0 million and remaining average contractual lives of approximately six years.  Other than stock options granted in 2014, all stock options outstanding at December 31, 2014 have exercise prices of $165 or less.  The aggregate intrinsic value of exercisable stock options at December 31, 2014 amounted to approximately $135.3 million.

Additional information with respect to stock options during 2014, 2013 and 2012 is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,174,211	$85.49	2,253,510	$76.14	2,591,066	$74.30
Granted	485,000	176.74	235,000	153.89	35,000	144.97
Exercised	(570,417)	66.39	(286,299)	71.06	(341,156)	68.26
Cancelled	(3,250)	63.76	(28,000)	55.25	(31,400)	55.54

Options outstanding December 31,	2,085,544	$111.96	2,174,211	$85.49	2,253,510	$76.14

Options exercisable at December 31,	1,321,537	$82.46	1,581,954	$76.29	1,401,883	$76.23

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

	2014	2013	2012

Stock option expense for the year
(in 000's)	$3,216	$3,468	$3,036

Aggregate exercise date intrinsic value of
options exercised during the year
(in 000's)	$59,322	$23,337	$23,948

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.6%	0.8%	0.8%
Expected volatility, based upon historical volatility	16.8%	25.8%	24.5%
Expected dividend yield	3.2%	3.3%	3.1%

Average estimated value of options
granted during the year	$17.66	$23.83	$20.71

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

The fair value of our RSUs outstanding at December 31, 2014 was approximately $138.8 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2014 totals approximately $68.9 million (which is net of expected forfeitures) and is expected to be recognized as compensation expense over the next three years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

	2014		2013		2012
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	636,329	$77,284	642,647	$67,473	701,499	$66,514
Granted	339,607	59,009	197,675	30,774	159,133	21,721
Vested	(166,905)	(18,456)	(154,535)	(15,657)	(151,775)	(14,507)
Forfeited	(57,983)	(6,963)	(49,458)	(5,306)	(66,210)	(6,255)

Restricted share units outstanding December 31,	751,048	$110,874	636,329	$77,284	642,647	$67,473

	2014	2013	2012
Amounts for the year (in 000's,
except number of shares):
Fair value of vested shares on vesting date	$27,591	$23,551	$20,783
Cash paid upon vesting lieu of common shares issued	$11,449	$8,067	$7,657
Common shares issued upon vesting	98,846	101,706	95,925
Restricted share unit expense	$25,159	$23,919	$20,227

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

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,238 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

Commercial Segment

The Commercial segment comprises our investment in PSB, a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions.  The Commercial segment also includes our direct interest in certain commercial facilities, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings from PSB, as well as the revenues and expenses of our commercial facilities.  At December  31, 2014, the assets of the Commercial segment are comprised principally of our investment in PSB (Note 4).

Presentation of Segment Information

The following tables reconcile the performance of each segment, in terms of segment income, to our net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

Year ended December 31, 2014

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$2,049,882	$-	$-	$-	$2,049,882
Ancillary operations	-	-	15,720	129,802	145,522
	2,049,882	-	15,720	129,802	2,195,404

Expenses:
Self-storage cost of operations	566,898	-	-	-	566,898
Ancillary cost of operations	-	-	5,247	46,575	51,822
Depreciation and amortization	434,069	-	3,045	-	437,114
General and administrative	-	-	-	71,459	71,459
	1,000,967	-	8,292	118,034	1,127,293

Operating income	1,048,915	-	7,428	11,768	1,068,111

Interest and other income	-	2,835	-	2,091	4,926
Interest expense	-	-	-	(6,781)	(6,781)
Equity in earnings of
unconsolidated real estate entities	2,087	29,900	56,280	-	88,267
Foreign currency exchange loss	-	(7,047)	-	-	(7,047)
Gain on real estate sales	2,479	-	-	-	2,479
Net income	$1,053,481	$25,688	$63,708	$7,078	$1,149,955

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

December 31, 2014

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

12. Recent Accounting Pronouncements and Guidance

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At December 31, 2014, there were approximately 823,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.2 billion.

14.Supplementary Quarterly Financial Data (unaudited)

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$ 519,624	$ 538,037	$ 571,596	$ 566,147

Self-storage and ancillary cost of operations	$ 174,519	$ 150,554	$ 159,993	$ 133,654

Depreciation and amortization	$ 109,021	$ 106,443	$ 111,077	$ 110,573

Income from continuing operations	$ 228,273	$ 278,279	$ 294,977	$ 348,426

Net Income	$ 228,273	$ 278,279	$ 294,977	$ 348,426

Per Common Share
Net income - Basic	$ 1.01	$ 1.27	$ 1.34	$ 1.65

Net income - Diluted	$ 1.01	$ 1.26	$ 1.34	$ 1.64

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

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

15.Subsequent Events

Subsequent to December 31, 2014, we acquired four self-storage facilities (one each in Florida,  North Carolina, Washington and Texas), with an aggregate of 265,000 net rentable square feet, for approximately $32 million in cash.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage Facilities - United States

01/01/81	Newport News / Jefferson Avenue	-	108	1,071	921	108	1,992	2,100	1,864
01/01/81	Virginia Beach / Diamond Springs	-	186	1,094	1,072	186	2,166	2,352	2,060
08/01/81	San Jose / Snell	-	312	1,815	547	312	2,362	2,674	2,312
10/01/81	Tampa / Lazy Lane	-	282	1,899	1,038	282	2,937	3,219	2,849
06/01/82	San Jose / Tully	-	645	1,579	16,541	2,972	15,793	18,765	7,218
06/01/82	San Carlos / Storage	-	780	1,387	876	780	2,263	3,043	2,227
06/01/82	Mountain View	-	1,180	1,182	2,554	1,046	3,870	4,916	2,365
06/01/82	Cupertino / Storage	-	572	1,270	605	572	1,875	2,447	1,811
10/01/82	Sorrento Valley	-	1,002	1,343	(664)	651	1,030	1,681	977
10/01/82	Northwood	-	1,034	1,522	6,835	1,034	8,357	9,391	3,150
12/01/82	Port/Halsey	-	357	1,150	140	357	1,290	1,647	1,019
12/01/82	Sacto/Folsom	-	396	329	1,117	396	1,446	1,842	1,227
01/01/83	Platte	-	409	953	1,359	409	2,312	2,721	1,875
01/01/83	Semoran	-	442	1,882	9,231	442	11,113	11,555	6,382
01/01/83	Raleigh/Yonkers	-	-	1,117	1,127	-	2,244	2,244	1,754
03/01/83	Blackwood	-	213	1,559	1,239	213	2,798	3,011	2,316
04/01/83	Vailsgate	-	103	990	1,603	103	2,593	2,696	2,179
05/01/83	Delta Drive	-	67	481	772	68	1,252	1,320	1,083
06/01/83	Ventura	-	658	1,734	1,014	658	2,748	3,406	2,295
09/01/83	Southington	-	124	1,233	838	123	2,072	2,195	1,705
09/01/83	Southhampton	-	331	1,738	1,852	331	3,590	3,921	2,951
09/01/83	Webster/Keystone	-	449	1,688	2,110	434	3,813	4,247	3,217
09/01/83	Dover	-	107	1,462	1,624	107	3,086	3,193	2,538
09/01/83	Newcastle	-	227	2,163	1,583	227	3,746	3,973	3,121
09/01/83	Newark	-	208	2,031	1,392	208	3,423	3,631	2,861
09/01/83	Langhorne	-	263	3,549	2,743	263	6,292	6,555	5,278
09/01/83	Hobart	-	215	1,491	2,423	215	3,914	4,129	3,133

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/01/83	Ft. Wayne/W. Coliseum	-	160	1,395	1,232	160	2,627	2,787	2,229
09/01/83	Ft. Wayne/Bluffton	-	88	675	727	88	1,402	1,490	1,138
10/01/83	Orlando J. Y. Parkway	-	383	1,512	1,404	383	2,916	3,299	2,366
11/01/83	Aurora	-	505	758	966	505	1,724	2,229	1,468
11/01/83	Campbell	-	1,379	1,849	247	1,379	2,096	3,475	1,799
11/01/83	Col Springs/Ed	-	471	1,640	1,245	470	2,886	3,356	2,384
11/01/83	Col Springs/Mv	-	320	1,036	1,109	320	2,145	2,465	1,762
11/01/83	Thorton	-	418	1,400	1,024	418	2,424	2,842	2,004
11/01/83	Oklahoma City	-	454	1,030	1,934	454	2,964	3,418	2,480
11/01/83	Tucson	-	343	778	1,646	343	2,424	2,767	1,965
11/01/83	Webster/Nasa	-	1,570	2,457	3,774	1,570	6,231	7,801	5,196
12/01/83	Charlotte	-	165	1,274	1,264	165	2,538	2,703	2,085
12/01/83	Greensboro/Market	-	214	1,653	2,203	214	3,856	4,070	3,286
12/01/83	Greensboro/Electra	-	112	869	924	112	1,793	1,905	1,521
12/01/83	Columbia	-	171	1,318	1,252	171	2,570	2,741	2,100
12/01/83	Richmond	-	176	1,360	1,432	176	2,792	2,968	2,363
12/01/83	Augusta	-	97	747	971	97	1,718	1,815	1,457
12/01/83	Tacoma	-	553	1,173	1,138	553	2,311	2,864	1,947
01/01/84	Fremont/Albrae	-	636	1,659	1,230	636	2,889	3,525	2,426
01/01/84	Belton	-	175	858	1,788	175	2,646	2,821	2,297
01/01/84	Gladstone	-	275	1,799	1,690	274	3,490	3,764	2,905
01/01/84	Hickman/112	-	257	1,848	371	158	2,318	2,476	910
01/01/84	Holmes	-	289	1,333	1,207	289	2,540	2,829	2,117
01/01/84	Independence	-	221	1,848	1,541	221	3,389	3,610	2,890
01/01/84	Merriam	-	255	1,469	1,471	255	2,940	3,195	2,505
01/01/84	Olathe	-	107	992	966	107	1,958	2,065	1,665
01/01/84	Shawnee	-	205	1,420	1,659	205	3,079	3,284	2,657
01/01/84	Topeka	-	75	1,049	1,024	75	2,073	2,148	1,773
03/01/84	Marrietta/Cobb	-	73	542	939	73	1,481	1,554	1,253
03/01/84	Manassas	-	320	1,556	1,178	320	2,734	3,054	2,292

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/01/84	Pico Rivera	-	743	807	867	743	1,674	2,417	1,325
04/01/84	Providence	-	92	1,087	1,120	92	2,207	2,299	1,868
04/01/84	Milwaukie/Oregon	-	289	584	860	289	1,444	1,733	1,227
05/01/84	Raleigh/Departure	-	302	2,484	2,150	302	4,634	4,936	3,958
05/01/84	Virginia Beach	-	509	2,121	2,234	499	4,365	4,864	3,730
05/01/84	Philadelphia/Grant	-	1,041	3,262	2,265	1,040	5,528	6,568	4,767
05/01/84	Garland	-	356	844	1,011	356	1,855	2,211	1,514
06/01/84	Lorton	-	435	2,040	2,020	435	4,060	4,495	3,348
06/01/84	Baltimore	-	382	1,793	1,966	382	3,759	4,141	3,208
06/01/84	Laurel	-	501	2,349	2,331	500	4,681	5,181	3,872
06/01/84	Delran	-	279	1,472	1,214	279	2,686	2,965	2,243
06/01/84	Orange Blossom	-	226	924	794	226	1,718	1,944	1,435
06/01/84	Cincinnati	-	402	1,573	2,007	402	3,580	3,982	2,998
06/01/84	Florence	-	185	740	1,435	185	2,175	2,360	1,753
07/01/84	Trevose/Old Lincoln	-	421	1,749	1,478	421	3,227	3,648	2,733
08/01/84	Medley	-	584	1,016	2,011	520	3,091	3,611	2,224
08/01/84	Oklahoma City	-	340	1,310	1,747	340	3,057	3,397	2,490
08/01/84	Newport News	-	356	2,395	2,227	356	4,622	4,978	3,772
08/01/84	Kaplan/Walnut Hill	-	971	2,359	2,421	971	4,780	5,751	4,017
08/01/84	Kaplan/Irving	-	677	1,592	5,623	673	7,219	7,892	4,972
09/01/84	Cockrell Hill	-	380	913	2,256	380	3,169	3,549	2,617
11/01/84	Omaha	-	109	806	1,249	109	2,055	2,164	1,649
11/01/84	Hialeah	-	886	1,784	1,558	886	3,342	4,228	2,822
12/01/84	Austin/Lamar	-	643	947	1,338	642	2,286	2,928	1,937
12/01/84	Pompano	-	399	1,386	2,068	399	3,454	3,853	2,947
12/01/84	Fort Worth	-	122	928	537	122	1,465	1,587	1,173
12/01/84	Montgomeryville	-	215	2,085	1,519	215	3,604	3,819	3,000
01/01/85	Cranston	-	175	722	824	175	1,546	1,721	1,300
01/01/85	Bossier City	-	184	1,542	1,652	184	3,194	3,378	2,706
02/01/85	Simi Valley	-	737	1,389	1,000	737	2,389	3,126	1,989

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

02/01/85	Hurst	-	231	1,220	940	231	2,160	2,391	1,795
03/01/85	Chattanooga	-	202	1,573	1,994	202	3,567	3,769	2,974
03/01/85	Portland	-	285	941	986	285	1,927	2,212	1,528
03/01/85	Fern Park	-	144	1,107	869	144	1,976	2,120	1,654
03/01/85	Fairfield	-	338	1,187	1,536	338	2,723	3,061	2,277
03/01/85	Houston / Westheimer	-	850	1,179	1,170	850	2,349	3,199	2,144
04/01/85	Austin/ S. First	-	778	1,282	1,370	778	2,652	3,430	2,221
04/01/85	Cincinnati/ E. Kemper	-	232	1,573	1,374	232	2,947	3,179	2,460
04/01/85	Cincinnati/ Colerain	-	253	1,717	1,882	253	3,599	3,852	3,068
04/01/85	Florence/ Tanner Lane	-	218	1,477	1,743	218	3,220	3,438	2,713
04/01/85	Laguna Hills	-	1,224	3,303	1,817	1,223	5,121	6,344	4,261
05/01/85	Tacoma/ Phillips Rd.	-	396	1,204	1,173	396	2,377	2,773	1,954
05/01/85	Milwaukie/ Mcloughlin	-	458	742	1,366	458	2,108	2,566	1,680
05/01/85	Manchester/ S. Willow	-	371	2,129	1,117	371	3,246	3,617	2,724
05/01/85	Longwood	-	355	1,645	1,369	355	3,014	3,369	2,559
05/01/85	Columbus/Busch Blvd.	-	202	1,559	1,666	202	3,225	3,427	2,704
05/01/85	Columbus/Kinnear Rd.	-	241	1,865	1,802	241	3,667	3,908	3,071
05/01/85	Worthington	-	221	1,824	1,621	221	3,445	3,666	2,866
05/01/85	Arlington	-	201	1,497	1,624	201	3,121	3,322	2,628
06/01/85	N. Hollywood/ Raymer	-	967	848	6,405	968	7,252	8,220	3,114
06/01/85	Grove City/ Marlane Drive	-	150	1,157	1,142	150	2,299	2,449	1,931
06/01/85	Reynoldsburg	-	204	1,568	1,670	204	3,238	3,442	2,759
07/01/85	San Diego/ Kearny Mesa Rd	-	783	1,750	1,557	783	3,307	4,090	2,774
07/01/85	Scottsdale/ 70th St	-	632	1,368	1,450	632	2,818	3,450	2,267
07/01/85	Concord/ Hwy 29	-	150	750	1,376	150	2,126	2,276	1,773
07/01/85	Columbus/Morse Rd.	-	195	1,510	1,541	195	3,051	3,246	2,448
07/01/85	Columbus/Kenney Rd.	-	199	1,531	1,482	199	3,013	3,212	2,566
07/01/85	Westerville	-	199	1,517	1,684	305	3,095	3,400	2,568
07/01/85	Springfield	-	90	699	1,009	90	1,708	1,798	1,410
07/01/85	Dayton/Needmore Road	-	144	1,108	1,219	144	2,327	2,471	1,898

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/85	Dayton/Executive Blvd.	-	160	1,207	1,536	159	2,744	2,903	2,255
07/01/85	Lilburn	-	331	969	873	330	1,843	2,173	1,496
09/01/85	Columbus/ Sinclair	-	307	893	1,232	307	2,125	2,432	1,766
09/01/85	Philadelphia/ Tacony St	-	118	1,782	1,454	118	3,236	3,354	2,691
10/01/85	N. Hollywood/ Whitsett	-	1,524	2,576	1,836	1,524	4,412	5,936	3,693
10/01/85	Portland/ SE 82nd St	-	354	496	890	354	1,386	1,740	1,118
10/01/85	Columbus/ Ambleside	-	124	1,526	1,054	124	2,580	2,704	2,164
10/01/85	Indianapolis/ Pike Place	-	229	1,531	1,550	229	3,081	3,310	2,791
10/01/85	Indianapolis/ Beach Grove	-	198	1,342	1,352	198	2,694	2,892	2,274
10/01/85	Hartford/ Roberts	-	219	1,481	6,990	409	8,281	8,690	4,323
10/01/85	Wichita/ S. Rock Rd.	-	501	1,478	1,448	642	2,785	3,427	2,214
10/01/85	Wichita/ E. Harry	-	313	1,050	933	285	2,011	2,296	1,646
10/01/85	Wichita/ S. Woodlawn	-	263	905	968	263	1,873	2,136	1,569
10/01/85	Wichita/ E. Kellogg	-	185	658	415	185	1,073	1,258	887
10/01/85	Wichita/ S. Tyler	-	294	1,004	854	294	1,858	2,152	1,505
10/01/85	Wichita/ W. Maple	-	234	805	522	234	1,327	1,561	1,072
10/01/85	Wichita/ Carey Lane	-	192	674	615	192	1,289	1,481	959
10/01/85	Wichita/ E. Macarthur	-	220	775	477	220	1,252	1,472	943
10/01/85	Joplin/ S. Range Line	-	264	904	803	264	1,707	1,971	1,360
10/01/85	San Antonio/ Wetmore Rd.	-	306	1,079	1,510	306	2,589	2,895	2,199
10/01/85	San Antonio/ Callaghan	-	288	1,016	1,252	288	2,268	2,556	1,931
10/01/85	San Antonio/ Zarzamora	-	364	1,281	1,645	364	2,926	3,290	2,479
10/01/85	San Antonio/ Hackberry	-	388	1,367	3,987	388	5,354	5,742	3,764
10/01/85	San Antonio/ Fredericksburg	-	287	1,009	1,564	287	2,573	2,860	2,297
10/01/85	Dallas/ S. Westmoreland	-	474	1,670	1,336	474	3,006	3,480	2,607
10/01/85	Dallas/ Alvin St.	-	359	1,266	1,329	359	2,595	2,954	2,197
10/01/85	Fort Worth/ W. Beach St.	-	356	1,252	1,001	356	2,253	2,609	1,968
10/01/85	Fort Worth/ E. Seminary	-	382	1,346	1,051	382	2,397	2,779	2,087
10/01/85	Fort Worth/ Cockrell St.	-	323	1,136	865	323	2,001	2,324	1,775
11/01/85	Everett/ Evergreen	-	706	2,294	2,120	705	4,415	5,120	3,733

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/01/85	Seattle/ Empire Way	-	1,652	5,348	2,967	1,651	8,316	9,967	7,290
12/01/85	Milpitas	-	1,623	1,577	1,419	1,623	2,996	4,619	2,521
12/01/85	Pleasanton/ Santa Rita	-	1,226	2,078	1,765	1,225	3,844	5,069	3,206
12/01/85	Amherst/ Niagra Falls	-	132	701	931	132	1,632	1,764	1,441
12/01/85	West Sams Blvd.	-	164	1,159	266	164	1,425	1,589	1,195
12/01/85	MacArthur Rd.	-	204	1,628	987	204	2,615	2,819	2,323
12/01/85	Brockton/ Main	-	153	2,020	736	153	2,756	2,909	2,423
12/01/85	Eatontown/ Hwy 35	-	308	4,067	3,057	308	7,124	7,432	6,382
12/01/85	Denver/ Leetsdale	-	603	847	825	603	1,672	2,275	1,486
01/01/86	Mapleshade/ Rudderow	-	362	1,811	1,599	362	3,410	3,772	3,083
01/01/86	Bordentown/ Groveville	-	196	981	838	196	1,819	2,015	1,613
01/01/86	Sun Valley/ Sheldon	-	544	1,836	1,318	544	3,154	3,698	2,796
02/01/86	Costa Mesa/ Pomona	-	1,405	1,520	1,454	1,404	2,975	4,379	2,656
02/01/86	Brea/ Imperial Hwy	-	1,069	2,165	1,699	1,069	3,864	4,933	3,381
02/01/86	Skokie/ McCormick	-	638	1,912	1,453	638	3,365	4,003	2,978
02/01/86	Colorado Springs/ Sinton	-	535	1,115	1,479	535	2,594	3,129	2,304
02/01/86	Oklahoma City/ Penn	-	146	829	795	146	1,624	1,770	1,387
02/01/86	Oklahoma City/ 39th	-	238	812	1,003	238	1,815	2,053	1,595
03/01/86	Jacksonville/ Wiley	-	140	510	750	140	1,260	1,400	1,087
03/01/86	St. Louis/ Forder	-	517	1,133	1,258	516	2,392	2,908	2,021
03/03/86	Tampa / 56th	-	450	1,360	823	450	2,183	2,633	2,065
04/01/86	Reno/ Telegraph	-	649	1,051	1,750	649	2,801	3,450	2,513
04/01/86	St. Louis/Kirkham	-	199	1,001	886	199	1,887	2,086	1,705
04/01/86	St. Louis/Reavis	-	192	958	721	192	1,679	1,871	1,502
04/01/86	Fort Worth/East Loop	-	196	804	863	196	1,667	1,863	1,452
05/01/86	Westlake Village	-	1,205	995	5,829	1,256	6,773	8,029	3,322
05/01/86	Sacramento/Franklin Blvd.	-	872	978	4,130	1,139	4,841	5,980	4,702
06/01/86	Richland Hills	-	543	857	1,122	543	1,979	2,522	1,673
06/01/86	West Valley/So. 3600	-	208	1,552	1,191	208	2,743	2,951	2,481
07/01/86	Colorado Springs/ Hollow Tree	-	574	726	980	574	1,706	2,280	1,508

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/86	West LA/Purdue Ave.	-	2,415	3,585	1,688	2,416	5,272	7,688	4,785
07/01/86	Capital Heights/Central Ave.	-	649	3,851	7,731	649	11,582	12,231	6,702
07/01/86	Pontiac/Dixie Hwy.	-	259	2,091	1,290	259	3,381	3,640	2,979
08/01/86	Laurel/Ft. Meade Rd.	-	475	1,475	1,265	475	2,740	3,215	2,432
08/01/86	Hammond / Calumet	-	97	751	1,303	97	2,054	2,151	1,871
09/01/86	Kansas City/S. 44th.	-	509	1,906	1,952	508	3,859	4,367	3,515
09/01/86	Lakewood / Wadsworth - 6th	-	1,070	3,155	1,969	1,070	5,124	6,194	4,809
10/01/86	Peralta/Fremont	-	851	1,074	843	851	1,917	2,768	1,704
10/01/86	Birmingham/Highland	-	89	786	936	149	1,662	1,811	1,376
10/01/86	Birmingham/Riverchase	-	262	1,338	1,423	278	2,745	3,023	2,406
10/01/86	Birmingham/Eastwood	-	166	1,184	1,354	232	2,472	2,704	2,168
10/01/86	Birmingham/Forestdale	-	152	948	994	190	1,904	2,094	1,700
10/01/86	Birmingham/Centerpoint	-	265	1,305	1,201	273	2,498	2,771	2,241
10/01/86	Birmingham/Roebuck Plaza	-	101	399	974	340	1,134	1,474	989
10/01/86	Birmingham/Greensprings	-	347	1,173	942	16	2,446	2,462	2,134
10/01/86	Birmingham/Hoover-Lorna	-	372	1,128	1,010	266	2,244	2,510	2,012
10/01/86	Midfield/Bessemer	-	170	355	763	95	1,193	1,288	1,038
10/01/86	Huntsville/Leeman Ferry Rd.	-	158	992	1,124	198	2,076	2,274	1,873
10/01/86	Huntsville/Drake	-	253	1,172	1,128	248	2,305	2,553	2,046
10/01/86	Anniston/Whiteside	-	59	566	628	107	1,146	1,253	999
10/01/86	Houston/Glenvista	-	595	1,043	1,726	594	2,770	3,364	2,504
10/01/86	Houston/I-45	-	704	1,146	2,417	703	3,564	4,267	3,240
10/01/86	Houston/Rogerdale	-	1,631	2,792	2,674	1,631	5,466	7,097	4,915
10/01/86	Houston/Gessner	-	1,032	1,693	2,353	1,032	4,046	5,078	3,673
10/01/86	Houston/Richmond-Fairdale	-	1,502	2,506	3,037	1,501	5,544	7,045	5,073
10/01/86	Houston/Gulfton	-	1,732	3,036	3,017	1,732	6,053	7,785	5,477
10/01/86	Houston/Westpark	-	503	854	1,080	502	1,935	2,437	1,742
10/01/86	Jonesboro	-	157	718	782	156	1,501	1,657	1,348
10/01/86	Houston / South Loop West	-	1,299	3,491	3,431	1,298	6,923	8,221	6,344
10/01/86	Houston / Plainfield Road	-	904	2,319	2,691	903	5,011	5,914	4,611

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/86	Houston / North Freeway	-	-	2,706	1,618	-	4,324	4,324	3,417
10/01/86	Houston / Old Katy Road	-	1,365	3,431	2,637	1,163	6,270	7,433	4,692
10/01/86	Houston / Long Point	-	451	1,187	1,645	451	2,832	3,283	2,580
10/01/86	Austin / Research Blvd.	-	1,390	1,710	1,798	1,390	3,508	4,898	3,087
11/01/86	Arleta / Osborne Street	-	987	663	798	986	1,462	2,448	1,301
12/01/86	Lynnwood / 196th Street	-	1,063	1,602	8,198	1,405	9,458	10,863	5,998
12/01/86	N. Auburn / Auburn Way N.	-	606	1,144	1,246	606	2,390	2,996	2,108
12/01/86	Gresham / Burnside & 202nd	-	351	1,056	1,169	351	2,225	2,576	2,037
12/01/86	Denver / Sheridan Boulevard	-	1,033	2,792	2,669	1,033	5,461	6,494	5,129
12/01/86	Marietta / Cobb Parkway	-	536	2,764	2,322	535	5,087	5,622	4,665
12/01/86	Hillsboro / T.V. Highway	-	461	574	1,443	981	1,497	2,478	1,273
12/01/86	San Antonio / West Sunset Road	-	1,206	1,594	1,633	1,207	3,226	4,433	2,902
12/31/86	Monrovia / Myrtle Avenue	-	1,149	2,446	392	1,149	2,838	3,987	2,652
12/31/86	Chatsworth / Topanga	-	1,447	1,243	3,896	1,448	5,138	6,586	3,050
12/31/86	Houston / Larkwood	-	247	602	718	246	1,321	1,567	1,126
12/31/86	Northridge	-	3,624	1,922	7,445	3,642	9,349	12,991	4,824
12/31/86	Santa Clara / Duane	-	1,950	1,004	789	1,950	1,793	3,743	1,554
12/31/86	Oyster Point	-	1,569	1,490	694	1,569	2,184	3,753	1,976
12/31/86	Walnut	-	767	613	5,654	769	6,265	7,034	3,577
03/01/87	Annandale / Ravensworth	-	679	1,621	1,369	679	2,990	3,669	2,530
04/01/87	City Of Industry / Amar	-	748	2,052	1,488	748	3,540	4,288	2,798
05/01/87	Oklahoma City / W. Hefner	-	459	941	1,006	459	1,947	2,406	1,794
07/01/87	Oakbrook Terrace	-	912	2,688	2,355	1,580	4,375	5,955	4,095
08/01/87	San Antonio/Austin Hwy.	-	400	850	351	400	1,201	1,601	1,147
10/01/87	Plantation/S. State Rd.	-	924	1,801	274	924	2,075	2,999	2,004
10/01/87	Rockville/Fredrick Rd.	-	1,695	3,305	9,943	1,702	13,241	14,943	7,231
02/01/88	Anaheim/Lakeview	-	995	1,505	431	995	1,936	2,931	1,872
06/07/88	Mesquite / Sorrento Drive	-	928	1,011	7,399	1,045	8,293	9,338	4,515
07/01/88	Fort Wayne	-	101	1,524	952	101	2,476	2,577	2,109
01/01/92	Costa Mesa	-	533	980	871	535	1,849	2,384	1,793

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/01/92	Dallas / Walnut St.	-	537	1,008	510	537	1,518	2,055	1,494
05/01/92	Camp Creek	-	576	1,075	764	575	1,840	2,415	1,649
09/01/92	Orlando/W. Colonial	-	368	713	509	367	1,223	1,590	1,097
09/01/92	Jacksonville/Arlington	-	554	1,065	598	554	1,663	2,217	1,460
10/01/92	Stockton/Mariners	-	381	730	305	380	1,036	1,416	939
11/18/92	Virginia Beach/General Booth Blvd	-	599	1,119	1,056	599	2,175	2,774	1,732
01/01/93	Redwood City/Storage	-	907	1,684	423	907	2,107	3,014	1,823
01/01/93	City Of Industry	-	1,611	2,991	1,161	1,610	4,153	5,763	3,695
01/01/93	San Jose/Felipe	-	1,124	2,088	1,514	1,124	3,602	4,726	3,214
01/01/93	Baldwin Park/Garvey Ave	-	840	1,561	1,247	771	2,877	3,648	2,520
03/19/93	Westminister / W. 80th	-	840	1,586	632	840	2,218	3,058	1,925
04/26/93	Costa Mesa / Newport	672	2,141	3,989	5,816	3,732	8,214	11,946	5,826
05/13/93	Austin /N. Lamar	-	919	1,695	8,852	1,421	10,045	11,466	6,283
05/28/93	Tampa/Nebraska Avenue	-	550	1,043	584	550	1,627	2,177	1,475
06/09/93	Calabasas / Ventura Blvd.	-	1,762	3,269	406	1,761	3,676	5,437	3,250
06/09/93	Carmichael / Fair Oaks	-	573	1,052	414	573	1,466	2,039	1,303
06/09/93	Santa Clara / Duane	-	454	834	290	453	1,125	1,578	1,003
06/10/93	Citrus Heights / Sylvan Road	-	438	822	457	437	1,280	1,717	1,158
06/25/93	Trenton / Allen Road	-	623	1,166	663	623	1,829	2,452	1,618
06/30/93	Los Angeles/W.Jefferson Blvd	-	1,085	2,017	403	1,085	2,420	3,505	2,085
07/16/93	Austin / So. Congress Ave	-	777	1,445	777	777	2,222	2,999	1,781
08/01/93	Gaithersburg / E. Diamond	-	602	1,139	382	602	1,521	2,123	1,275
08/11/93	Atlanta / Northside	-	1,150	2,149	666	1,150	2,815	3,965	2,473
08/11/93	Smyrna/ Rosswill Rd	-	446	842	379	446	1,221	1,667	1,084
08/13/93	So. Brunswick/Highway	-	1,076	2,033	778	1,076	2,811	3,887	2,398
10/01/93	Denver / Federal Blvd	-	875	1,633	586	875	2,219	3,094	1,824
10/01/93	Citrus Heights	-	527	987	368	527	1,355	1,882	1,185
10/01/93	Lakewood / 6th Ave	-	798	1,489	225	685	1,827	2,512	1,556
10/27/93	Houston / S Shaver St	-	481	896	429	481	1,325	1,806	1,114
11/03/93	Upland/S. Euclid Ave.	-	431	807	704	508	1,434	1,942	1,246

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/16/93	Norcross / Jimmy Carter	-	627	1,167	411	626	1,579	2,205	1,325
11/16/93	Seattle / 13th	-	1,085	2,015	1,027	1,085	3,042	4,127	2,559
12/09/93	Salt Lake City	-	765	1,422	134	633	1,688	2,321	1,111
12/16/93	West Valley City	-	683	1,276	537	682	1,814	2,496	1,562
12/21/93	Pinellas Park / 34th St. W	-	607	1,134	433	607	1,567	2,174	1,341
12/28/93	New Orleans / S. Carrollton Ave	-	1,575	2,941	766	1,575	3,707	5,282	3,288
12/29/93	Orange / Main	-	1,238	2,317	1,843	1,593	3,805	5,398	3,254
12/29/93	Sunnyvale / Wedell	-	554	1,037	851	725	1,717	2,442	1,459
12/29/93	El Cajon / Magnolia	-	421	791	878	541	1,549	2,090	1,307
12/29/93	Orlando / S. Semoran Blvd.	-	462	872	867	601	1,600	2,201	1,424
12/29/93	Tampa / W. Hillsborough Ave	-	352	665	671	436	1,252	1,688	1,079
12/29/93	Irving / West Loop 12	-	341	643	359	354	989	1,343	848
12/29/93	Fullerton / W. Commonwealth	-	904	1,687	1,618	1,159	3,050	4,209	2,541
12/29/93	N. Lauderdale / Mcnab Rd	-	628	1,182	911	798	1,923	2,721	1,633
12/29/93	Los Alimitos / Cerritos	-	695	1,299	914	874	2,034	2,908	1,683
12/29/93	Frederick / Prospect Blvd.	-	573	1,082	743	692	1,706	2,398	1,448
12/29/93	Indianapolis / E. Washington	-	403	775	894	505	1,567	2,072	1,387
12/29/93	Gardena / Western Ave.	-	552	1,035	892	695	1,784	2,479	1,450
12/29/93	Palm Bay / Bobcock Street	-	409	775	651	525	1,310	1,835	1,158
01/10/94	Hialeah / W. 20Th Ave.	-	1,855	3,497	239	1,590	4,001	5,591	3,418
01/12/94	Sunnyvale / N. Fair Oaks Ave	-	689	1,285	414	657	1,731	2,388	1,476
01/12/94	Honolulu / Iwaena	-	-	3,382	1,281	-	4,663	4,663	3,928
01/12/94	Miami / Golden Glades	-	579	1,081	811	557	1,914	2,471	1,632
01/21/94	Herndon / Centreville Road	-	1,584	2,981	686	1,358	3,893	5,251	3,544
02/28/94	Arlingtn/Old Jefferson	-	735	1,399	1,668	630	3,172	3,802	2,539
03/08/94	Beaverton / Sw Barnes Road	-	942	1,810	364	807	2,309	3,116	2,012
03/21/94	Austin / Arboretum	-	473	897	8,038	1,553	7,855	9,408	2,612
03/25/94	Tinton Falls / Shrewsbury Ave	-	1,074	2,033	582	921	2,768	3,689	2,376
03/25/94	East Brunswick / Milltown Road	-	1,282	2,411	568	1,099	3,162	4,261	2,719
03/25/94	Mercerville / Quakerbridge Road	-	1,109	2,111	785	950	3,055	4,005	2,653

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/94	Hypoluxo	-	735	1,404	3,530	630	5,039	5,669	4,486
04/26/94	No. Highlands / Roseville Road	-	980	1,835	573	840	2,548	3,388	2,218
05/12/94	Fort Pierce/Okeechobee Road	-	438	842	336	375	1,241	1,616	1,232
05/24/94	Hempstead/Peninsula Blvd.	-	2,053	3,832	862	1,762	4,985	6,747	4,120
05/24/94	La/Huntington	-	483	905	407	414	1,381	1,795	1,192
06/09/94	Chattanooga / Brainerd Road	-	613	1,170	623	525	1,881	2,406	1,553
06/09/94	Chattanooga / Ringgold Road	-	761	1,433	962	652	2,504	3,156	2,146
06/18/94	Las Vegas / S. Valley View Blvd	-	837	1,571	493	718	2,183	2,901	1,855
06/23/94	Las Vegas / Tropicana	-	750	1,408	769	643	2,284	2,927	1,872
06/23/94	Henderson / Green Valley Pkwy	-	1,047	1,960	490	897	2,600	3,497	2,185
06/24/94	Las Vegas / N. Lamb Blvd.	-	869	1,629	345	669	2,174	2,843	1,535
06/30/94	Birmingham / W. Oxmoor Road	-	532	1,004	834	456	1,914	2,370	1,704
07/20/94	Milpitas / Dempsey Road	-	1,260	2,358	356	1,080	2,894	3,974	2,434
08/17/94	Beaverton / S.W. Denny Road	-	663	1,245	267	568	1,607	2,175	1,314
08/17/94	Irwindale / Central Ave.	-	674	1,263	294	578	1,653	2,231	1,364
08/17/94	Suitland / St. Barnabas Rd	-	1,530	2,913	842	1,312	3,973	5,285	3,299
08/17/94	North Brunswick / How Lane	-	1,238	2,323	385	1,061	2,885	3,946	2,402
08/17/94	Lombard / 64th	-	847	1,583	457	726	2,161	2,887	1,850
08/17/94	Alsip / 27th	-	406	765	248	348	1,071	1,419	905
09/15/94	Huntsville / Old Monrovia Rd	-	613	1,157	469	525	1,714	2,239	1,438
09/27/94	West Haven / Bull Hill Lane	-	455	873	5,595	1,963	4,960	6,923	3,332
09/30/94	San Francisco / Marin St.	-	1,227	2,339	1,520	1,371	3,715	5,086	3,016
09/30/94	Baltimore / Hillen Street	-	580	1,095	868	497	2,046	2,543	1,646
09/30/94	San Francisco /10th & Howard	-	1,423	2,668	544	1,221	3,414	4,635	2,873
09/30/94	Montebello / E. Whittier	-	383	732	350	329	1,136	1,465	944
09/30/94	Arlington / Collins	-	228	435	562	195	1,030	1,225	914
09/30/94	Miami / S.W. 119th Ave	-	656	1,221	210	562	1,525	2,087	1,261
09/30/94	Blackwood / Erial Road	-	774	1,437	247	663	1,795	2,458	1,504
09/30/94	Concord / Monument	-	1,092	2,027	637	936	2,820	3,756	2,351
09/30/94	Rochester / Lee Road	-	469	871	580	402	1,518	1,920	1,270

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/30/94	Houston / Bellaire	-	623	1,157	572	534	1,818	2,352	1,532
09/30/94	Austin / Lamar Blvd	-	781	1,452	395	669	1,959	2,628	1,582
09/30/94	Milwaukee / Lovers Lane Rd	-	469	871	474	402	1,412	1,814	1,134
09/30/94	Monterey / Del Rey Oaks	-	1,093	1,897	172	903	2,259	3,162	1,935
09/30/94	St. Petersburg / 66Th St.	-	427	793	452	366	1,306	1,672	1,127
09/30/94	Dayton Bch / N. Nova Road	-	396	735	320	339	1,112	1,451	970
09/30/94	Maple Shade / Route 38	-	994	1,846	511	852	2,499	3,351	2,101
09/30/94	Marlton / Route 73 N.	-	938	1,742	(776)	557	1,347	1,904	1,219
09/30/94	Naperville / E. Ogden Ave	-	683	1,268	402	585	1,768	2,353	1,495
09/30/94	Long Beach / South Street	-	1,778	3,307	848	1,524	4,409	5,933	3,629
09/30/94	Aloha / S.W. Shaw	-	805	1,495	317	690	1,927	2,617	1,548
09/30/94	Alexandria / S. Pickett	-	1,550	2,879	441	1,329	3,541	4,870	2,961
09/30/94	Houston / Highway 6 North	-	1,120	2,083	525	960	2,768	3,728	2,322
09/30/94	San Antonio/Nacogdoches Rd	-	571	1,060	516	489	1,658	2,147	1,371
09/30/94	San Ramon/San Ramon Valley	-	1,530	2,840	1,006	1,311	4,065	5,376	3,405
09/30/94	San Rafael / Merrydale Rd	-	1,705	3,165	343	1,461	3,752	5,213	3,118
09/30/94	San Antonio / Austin Hwy	-	592	1,098	488	507	1,671	2,178	1,377
09/30/94	Sharonville / E. Kemper	-	574	1,070	675	492	1,827	2,319	1,521
10/13/94	Davie / State Road 84	-	744	1,467	1,115	637	2,689	3,326	1,966
10/13/94	Carrollton / Marsh Lane	-	770	1,437	1,678	1,022	2,863	3,885	2,321
10/31/94	Sherman Oaks / Van Nuys Blvd	-	1,278	2,461	1,525	1,423	3,841	5,264	3,238
12/19/94	Salt Lake City/West North Temple	-	490	917	74	385	1,096	1,481	718
12/28/94	Milpitas / Watson	-	1,575	2,925	542	1,350	3,692	5,042	3,073
12/28/94	Las Vegas / Jones Blvd	-	1,208	2,243	384	1,035	2,800	3,835	2,297
12/28/94	Venice / Guthrie	-	578	1,073	278	495	1,434	1,929	1,162
12/30/94	Apple Valley / Foliage Ave	-	910	1,695	655	780	2,480	3,260	2,114
01/04/95	Chula Vista / Main Street	-	735	1,802	568	735	2,370	3,105	2,016
01/05/95	Pantego / West Park	-	315	735	304	315	1,039	1,354	870
01/12/95	Roswell / Alpharetta	-	423	993	456	423	1,449	1,872	1,268
01/23/95	San Leandro / Hesperian	-	734	1,726	242	733	1,969	2,702	1,595

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/24/95	Nashville / Elm Hill	-	338	791	661	337	1,453	1,790	1,215
02/03/95	Reno / S. Mccarron Blvd	-	1,080	2,537	527	1,080	3,064	4,144	2,461
02/15/95	Schiller Park	-	1,688	3,939	3,162	1,688	7,101	8,789	5,554
02/15/95	Lansing	-	1,514	3,534	927	1,514	4,461	5,975	3,362
02/15/95	Pleasanton	-	1,257	2,932	235	1,256	3,168	4,424	2,371
02/15/95	LA/Sepulveda	-	1,453	3,390	265	1,453	3,655	5,108	2,733
02/28/95	Decatur / Flat Shoal	-	970	2,288	1,106	967	3,397	4,364	2,777
02/28/95	Smyrna / S. Cobb	-	663	1,559	827	663	2,386	3,049	1,970
02/28/95	Downey / Bellflower	-	916	2,158	388	916	2,546	3,462	2,081
02/28/95	Vallejo / Lincoln	-	445	1,052	489	445	1,541	1,986	1,312
02/28/95	Lynnwood / 180th St	-	516	1,205	388	516	1,593	2,109	1,308
02/28/95	Kent / Pacific Hwy	-	728	1,711	255	728	1,966	2,694	1,597
02/28/95	Kirkland	-	1,254	2,932	584	1,253	3,517	4,770	2,921
02/28/95	Federal Way/Pacific	-	785	1,832	399	785	2,231	3,016	1,854
02/28/95	Tampa / S. Dale	-	791	1,852	432	791	2,284	3,075	1,926
02/28/95	Burlingame/Adrian Rd	-	2,280	5,349	1,099	2,280	6,448	8,728	5,160
02/28/95	Miami / Cloverleaf	-	606	1,426	470	606	1,896	2,502	1,602
02/28/95	Pinole / San Pablo	-	639	1,502	489	639	1,991	2,630	1,678
02/28/95	South Gate / Firesto	-	1,442	3,449	574	1,442	4,023	5,465	3,351
02/28/95	San Jose / Mabury	-	892	2,088	389	892	2,477	3,369	1,987
02/28/95	La Puente / Valley Blvd	-	591	1,390	316	591	1,706	2,297	1,433
02/28/95	San Jose / Capitol E	-	1,215	2,852	430	1,215	3,282	4,497	2,666
02/28/95	Milwaukie / 40th Street	-	576	1,388	396	579	1,781	2,360	1,382
02/28/95	Portland / N. Lombard	-	812	1,900	509	812	2,409	3,221	1,916
02/28/95	Miami / Biscayne	-	1,313	3,076	7,995	1,313	11,071	12,384	3,835
02/28/95	Chicago / Clark Street	-	442	1,031	915	442	1,946	2,388	1,529
02/28/95	Palatine / Dundee	-	698	1,643	745	698	2,388	3,086	2,103
02/28/95	Williamsville/Transit	-	284	670	439	284	1,109	1,393	952
02/28/95	Amherst / Sheridan	-	484	1,151	390	483	1,542	2,025	1,273
03/02/95	Everett / Highway 99	-	859	2,022	523	858	2,546	3,404	1,961

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/02/95	Burien / 1St Ave South	-	763	1,783	721	763	2,504	3,267	2,054
03/02/95	Kent / South 238th Street	-	763	1,783	458	763	2,241	3,004	1,814
03/31/95	Cheverly / Central Ave	-	911	2,164	640	910	2,805	3,715	2,293
05/01/95	Sandy / S. State Street	-	1,043	2,442	143	923	2,705	3,628	1,791
05/03/95	Largo / Ulmerton Roa	-	263	654	274	262	929	1,191	794
05/08/95	Fairfield/Western Street	-	439	1,030	195	439	1,225	1,664	989
05/08/95	Dallas / W. Mockingbird	-	1,440	3,371	546	1,440	3,917	5,357	3,103
05/08/95	East Point / Lakewood	-	884	2,071	816	884	2,887	3,771	2,231
05/25/95	Falls Church / Gallows Rd	-	350	835	9,454	3,560	7,079	10,639	3,040
06/12/95	Baltimore / Old Waterloo	-	769	1,850	345	769	2,195	2,964	1,752
06/12/95	Pleasant Hill / Hookston	-	766	1,848	486	742	2,358	3,100	1,888
06/12/95	Mountain View/Old Middlefield	-	2,095	4,913	236	2,094	5,150	7,244	4,126
06/30/95	San Jose / Blossom Hill	-	1,467	3,444	604	1,467	4,048	5,515	3,211
06/30/95	Fairfield / Kings Highway	-	1,811	4,273	975	1,810	5,249	7,059	4,232
06/30/95	Pacoima / Paxton Street	-	840	1,976	420	840	2,396	3,236	1,885
06/30/95	Portland / Prescott	-	647	1,509	307	647	1,816	2,463	1,486
06/30/95	St. Petersburg	-	352	827	399	352	1,226	1,578	1,042
06/30/95	Dallas / Audelia Road	-	1,166	2,725	5,195	1,166	7,920	9,086	4,159
06/30/95	Miami Gardens	-	823	1,929	714	823	2,643	3,466	2,117
06/30/95	Grand Prairie / 19th	-	566	1,329	363	566	1,692	2,258	1,365
06/30/95	Joliet / Jefferson Street	-	501	1,181	366	501	1,547	2,048	1,272
06/30/95	Bridgeton / Pennridge	-	283	661	326	283	987	1,270	818
06/30/95	Portland / S.E.92nd	-	638	1,497	318	638	1,815	2,453	1,468
06/30/95	Houston / S.W. Freeway	-	537	1,254	7,332	1,140	7,983	9,123	4,639
06/30/95	Milwaukee / Brown	-	358	849	461	358	1,310	1,668	1,094
06/30/95	Orlando / W. Oak Ridge	-	698	1,642	648	697	2,291	2,988	1,868
06/30/95	Lauderhill / State Road	-	644	1,508	499	644	2,007	2,651	1,640
06/30/95	Orange Park /Blanding Blvd	-	394	918	458	394	1,376	1,770	1,150
06/30/95	St. Petersburg /Joe'S Creek	-	704	1,642	464	703	2,107	2,810	1,756
06/30/95	St. Louis / Page Service Drive	-	531	1,241	349	531	1,590	2,121	1,297

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/95	Independence /E. 42nd	-	438	1,023	410	438	1,433	1,871	1,168
06/30/95	Cherry Hill / Dobbs Lane	-	716	1,676	455	715	2,132	2,847	1,776
06/30/95	Edgewater Park / Route 130	-	683	1,593	319	683	1,912	2,595	1,534
06/30/95	Beaverton / S.W. 110	-	572	1,342	342	572	1,684	2,256	1,371
06/30/95	Markham / W. 159Th Place	-	230	539	418	229	958	1,187	783
06/30/95	Houston / N.W. Freeway	-	447	1,066	377	447	1,443	1,890	1,173
06/30/95	Portland / Gantenbein	-	537	1,262	322	537	1,584	2,121	1,306
06/30/95	Upper Chichester/Market St.	-	569	1,329	349	569	1,678	2,247	1,381
06/30/95	Fort Worth / Hwy 80	-	379	891	382	379	1,273	1,652	1,065
06/30/95	Greenfield/ S. 108th	-	728	1,707	667	727	2,375	3,102	1,956
06/30/95	Altamonte Springs	-	566	1,326	399	566	1,725	2,291	1,434
06/30/95	Seattle / Delridge Way	-	760	1,779	360	760	2,139	2,899	1,730
06/30/95	Elmhurst / Lake Frontage Rd	-	748	1,758	569	748	2,327	3,075	1,847
06/30/95	Los Angeles / Beverly Blvd	-	787	1,886	8,639	787	10,525	11,312	5,107
06/30/95	Lawrenceville / Brunswick	-	841	1,961	288	840	2,250	3,090	1,806
06/30/95	Richmond / Carlson	-	865	2,025	557	864	2,583	3,447	2,072
06/30/95	Liverpool / Oswego Road	-	545	1,279	649	545	1,928	2,473	1,531
06/30/95	Rochester / East Ave	-	578	1,375	794	578	2,169	2,747	1,837
06/30/95	Pasadena / E. Beltway	-	757	1,767	518	757	2,285	3,042	1,842
07/13/95	Tarzana / Burbank Blvd	-	2,895	6,823	780	2,894	7,604	10,498	6,155
07/31/95	Orlando / Lakehurst	-	450	1,063	363	450	1,426	1,876	1,168
07/31/95	Livermore / Portola	-	921	2,157	419	921	2,576	3,497	2,072
07/31/95	San Jose / Tully	-	912	2,137	595	912	2,732	3,644	2,264
07/31/95	Mission Bay	-	1,617	3,785	1,025	1,617	4,810	6,427	3,904
07/31/95	Las Vegas / Decatur	-	1,147	2,697	773	1,147	3,470	4,617	2,734
07/31/95	Pleasanton / Stanley	-	1,624	3,811	591	1,624	4,402	6,026	3,557
07/31/95	Castro Valley / Grove	-	757	1,772	182	756	1,955	2,711	1,568
07/31/95	Honolulu / Kaneohe	-	1,215	2,846	2,482	2,133	4,410	6,543	3,381
07/31/95	Chicago / Wabash Ave	-	645	1,535	4,320	645	5,855	6,500	3,427
07/31/95	Springfield / Parker	-	765	1,834	498	765	2,332	3,097	1,860

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/31/95	Huntington Bch/Gotham	-	765	1,808	317	765	2,125	2,890	1,725
07/31/95	Tucker / Lawrenceville	-	630	1,480	413	630	1,893	2,523	1,508
07/31/95	Marietta / Canton Road	-	600	1,423	521	600	1,944	2,544	1,588
07/31/95	Wheeling / Hintz	-	450	1,054	329	450	1,383	1,833	1,102
08/01/95	Gresham / Division	-	607	1,428	303	607	1,731	2,338	1,362
08/01/95	Tucker / Lawrenceville	-	600	1,405	547	600	1,952	2,552	1,591
08/01/95	Decatur / Covington	-	720	1,694	617	720	2,311	3,031	1,846
08/11/95	Studio City/Ventura	-	1,285	3,015	484	1,285	3,499	4,784	2,849
08/12/95	Smyrna / Hargrove Road	-	1,020	3,038	742	1,020	3,780	4,800	2,997
09/01/95	Hayward / Mission Blvd	-	1,020	2,383	395	1,020	2,778	3,798	2,243
09/01/95	Park City / Belvider	-	600	1,405	331	600	1,736	2,336	1,338
09/01/95	New Castle/Dupont Parkway	-	990	2,369	2,136	990	4,505	5,495	2,671
09/01/95	Las Vegas / Rainbow	-	1,050	2,459	283	1,050	2,742	3,792	2,161
09/01/95	Mountain View / Reng	-	945	2,216	240	945	2,456	3,401	1,955
09/01/95	Venice / Cadillac	-	930	2,182	581	930	2,763	3,693	2,225
09/01/95	Simi Valley /Los Angeles	-	1,590	3,724	664	1,590	4,388	5,978	3,451
09/01/95	Spring Valley/Foreman	-	1,095	2,572	658	1,095	3,230	4,325	2,602
09/06/95	Darien / Frontage Road	-	975	2,321	386	975	2,707	3,682	2,162
09/30/95	Whittier	-	215	384	1,106	215	1,490	1,705	1,232
09/30/95	Van Nuys/Balboa	-	295	657	1,489	295	2,146	2,441	1,747
09/30/95	Huntington Beach	-	176	321	1,068	176	1,389	1,565	1,132
09/30/95	Monterey Park	-	124	346	1,087	124	1,433	1,557	1,257
09/30/95	Downey	-	191	317	1,160	191	1,477	1,668	1,171
09/30/95	Del Amo	-	474	742	1,653	474	2,395	2,869	1,947
09/30/95	Carson	-	375	735	970	375	1,705	2,080	1,412
09/30/95	Van Nuys/Balboa Blvd	-	1,920	4,504	869	1,920	5,373	7,293	3,992
10/31/95	San Lorenzo /Hesperian	-	1,590	3,716	668	1,590	4,384	5,974	3,215
10/31/95	Chicago / W. 47th Street	-	300	708	704	300	1,412	1,712	1,116
10/31/95	Los Angeles / Eastern	-	455	1,070	343	454	1,414	1,868	1,050
11/15/95	Costa Mesa	-	522	1,218	177	522	1,395	1,917	1,101

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/15/95	Plano / E. 14th	-	705	1,646	312	705	1,958	2,663	1,540
11/15/95	Citrus Heights/Sunrise	-	520	1,213	332	520	1,545	2,065	1,241
11/15/95	Modesto/Briggsmore Ave	-	470	1,097	270	470	1,367	1,837	1,058
11/15/95	So San Francisco/Spruce	-	1,905	4,444	982	1,904	5,427	7,331	4,206
11/15/95	Pacheco/Buchanan Circle	-	1,681	3,951	968	1,681	4,919	6,600	3,860
11/16/95	Palm Beach Gardens	-	657	1,540	374	657	1,914	2,571	1,522
11/16/95	Delray Beach	-	600	1,407	296	600	1,703	2,303	1,382
01/01/96	Bensenville/York Rd	-	667	1,602	1,502	667	3,104	3,771	1,925
01/01/96	Louisville/Preston	-	211	1,060	981	211	2,041	2,252	1,186
01/01/96	San Jose/Aborn Road	-	615	1,342	965	615	2,307	2,922	1,467
01/01/96	Englewood/Federal	-	481	1,395	987	481	2,382	2,863	1,555
01/01/96	W. Hollywood/Santa Monica	-	3,415	4,577	3,251	3,414	7,829	11,243	5,084
01/01/96	Orland Hills/W. 159th	-	917	2,392	1,923	917	4,315	5,232	2,856
01/01/96	Merrionette Park	-	818	2,020	1,565	818	3,585	4,403	2,255
01/01/96	Denver/S Quebec	-	1,849	1,941	1,866	1,849	3,807	5,656	2,358
01/01/96	Tigard/S.W. Pacific	-	633	1,206	1,065	633	2,271	2,904	1,434
01/01/96	Coram/Middle Count	-	507	1,421	1,090	507	2,511	3,018	1,590
01/01/96	Houston/FM 1960	-	635	1,294	1,266	635	2,560	3,195	1,699
01/01/96	Kent/Military Trail	-	409	1,670	1,366	409	3,036	3,445	1,978
01/01/96	Turnersville/Black	-	165	1,360	1,097	165	2,457	2,622	1,592
01/01/96	Sewell/Rts. 553	-	323	1,138	930	323	2,068	2,391	1,290
01/01/96	Maple Shade/Fellowship	-	331	1,421	1,120	331	2,541	2,872	1,629
01/01/96	Hyattsville/Kenilworth	-	509	1,757	1,346	508	3,104	3,612	2,078
01/01/96	Waterbury/Captain	-	434	2,089	1,817	434	3,906	4,340	2,303
01/01/96	Bedford Hts/Miles	-	835	1,577	1,658	835	3,235	4,070	2,089
01/01/96	Livonia/Newburgh	-	635	1,407	1,077	635	2,484	3,119	1,569
01/01/96	Sunland/Sunland Blvd.	-	631	1,965	1,303	631	3,268	3,899	2,135
01/01/96	Des Moines	-	448	1,350	938	447	2,289	2,736	1,408
01/01/96	Oxonhill/Indianhead	-	772	2,017	1,935	772	3,952	4,724	2,479
01/01/96	Sacramento/N. 16th	-	582	2,610	1,889	582	4,499	5,081	2,369

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/96	Houston/Westheimer	-	1,508	2,274	1,949	1,508	4,223	5,731	2,827
01/01/96	San Pablo/San Pablo	-	565	1,232	1,042	565	2,274	2,839	1,512
01/01/96	Bowie/Woodcliff	-	718	2,336	1,633	718	3,969	4,687	2,516
01/01/96	Milwaukee/S. 84th	-	444	1,868	1,589	444	3,457	3,901	2,144
01/01/96	Clinton/Malcolm Road	-	593	2,123	1,525	592	3,649	4,241	2,293
01/03/96	San Gabriel	-	1,005	2,345	475	1,005	2,820	3,825	2,264
01/05/96	San Francisco, Second St.	-	2,880	6,814	399	2,879	7,214	10,093	5,546
01/12/96	San Antonio, TX	-	912	2,170	297	912	2,467	3,379	1,903
02/29/96	Naples, FL/Old US 41	-	849	2,016	407	849	2,423	3,272	1,906
02/29/96	Lake Worth, FL/S. Military Tr.	-	1,782	4,723	392	1,781	5,116	6,897	3,955
02/29/96	Brandon, FL/W Brandon Blvd.	-	1,928	4,523	1,147	1,928	5,670	7,598	4,559
02/29/96	Coral Springs FL/W Sample Rd.	-	3,480	8,148	447	3,479	8,596	12,075	6,730
02/29/96	Delray Beach FL/S Military Tr.	-	941	2,222	366	940	2,589	3,529	2,036
02/29/96	Jupiter FL/Military Trail	-	2,280	5,347	531	2,280	5,878	8,158	4,559
02/29/96	Lakeworth FL/Lake Worth Rd	-	737	1,742	346	736	2,089	2,825	1,671
02/29/96	New Port Richey/State Rd 54	-	857	2,025	531	856	2,557	3,413	1,974
02/29/96	Sanford FL/S Orlando Dr	-	734	1,749	2,299	974	3,808	4,782	2,947
03/08/96	Atlanta/Roswell	-	898	3,649	378	898	4,027	4,925	3,023
03/31/96	Oakland	-	1,065	2,764	748	1,065	3,512	4,577	2,739
03/31/96	Saratoga	-	2,339	6,081	943	2,339	7,024	9,363	5,265
03/31/96	Randallstown	-	1,359	3,527	857	1,359	4,384	5,743	3,455
03/31/96	Plano	-	650	1,682	271	649	1,954	2,603	1,490
03/31/96	Houston	-	543	1,402	357	543	1,759	2,302	1,357
03/31/96	Irvine	-	1,920	4,975	2,050	1,920	7,025	8,945	5,321
03/31/96	Milwaukee	-	542	1,402	295	542	1,697	2,239	1,321
03/31/96	Carrollton	-	578	1,495	274	578	1,769	2,347	1,362
03/31/96	Torrance	-	1,415	3,675	1,083	1,415	4,758	6,173	3,221
03/31/96	Jacksonville	-	713	1,845	450	712	2,296	3,008	1,794
03/31/96	Dallas	-	315	810	1,938	315	2,748	3,063	1,784
03/31/96	Houston	-	669	1,724	2,588	669	4,312	4,981	2,426

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/31/96	Baltimore	-	842	2,180	530	842	2,710	3,552	2,174
03/31/96	New Haven	-	740	1,907	123	667	2,103	2,770	1,679
04/01/96	Chicago/Pulaski	-	764	1,869	644	763	2,514	3,277	1,875
04/01/96	Las Vegas/Desert Inn	-	1,115	2,729	392	1,115	3,121	4,236	2,294
04/01/96	Torrance/Crenshaw	-	916	2,243	411	916	2,654	3,570	1,898
04/01/96	Weymouth	-	485	1,187	1,019	485	2,206	2,691	1,693
04/01/96	St. Louis/Barrett Station Road	-	630	1,542	706	630	2,248	2,878	1,609
04/01/96	Rockville/Randolph	-	1,153	2,823	413	1,153	3,236	4,389	2,382
04/01/96	Simi Valley/East Street	-	970	2,374	182	970	2,556	3,526	1,885
04/01/96	Houston/Westheimer	-	1,390	3,402	6,581	1,390	9,983	11,373	6,635
04/03/96	Naples	-	1,187	2,809	686	1,186	3,496	4,682	2,771
06/26/96	Boca Raton	-	3,180	7,468	1,625	3,179	9,094	12,273	7,261
06/28/96	Venice	-	669	1,575	291	669	1,866	2,535	1,454
06/30/96	Las Vegas	-	921	2,155	596	921	2,751	3,672	2,166
06/30/96	Bedford Park	-	606	1,419	450	606	1,869	2,475	1,458
06/30/96	Los Angeles	-	692	1,616	269	691	1,886	2,577	1,440
06/30/96	Silver Spring	-	1,513	3,535	720	1,513	4,255	5,768	3,313
06/30/96	Newark	-	1,051	2,458	224	1,051	2,682	3,733	2,040
06/30/96	Brooklyn	-	783	1,830	3,128	783	4,958	5,741	4,399
07/02/96	Glen Burnie/Furnace Br Rd	-	1,755	4,150	850	1,755	5,000	6,755	3,559
07/22/96	Lakewood/W Hampton	-	717	2,092	165	716	2,258	2,974	1,697
08/13/96	Norcross/Holcomb Bridge Rd	-	955	3,117	455	954	3,573	4,527	2,635
09/05/96	Spring Valley/S Pascack rd	-	1,260	2,966	1,240	1,260	4,206	5,466	3,288
09/16/96	Dallas/Royal Lane	-	1,008	2,426	499	1,007	2,926	3,933	2,186
09/16/96	Colorado Springs/Tomah Drive	-	731	1,759	335	730	2,095	2,825	1,579
09/16/96	Lewisville/S. Stemmons	-	603	1,451	289	603	1,740	2,343	1,311
09/16/96	Las Vegas/Boulder Hwy.	-	947	2,279	736	946	3,016	3,962	2,331
09/16/96	Sarasota/S. Tamiami Trail	-	584	1,407	1,539	584	2,946	3,530	1,902
09/16/96	Willow Grove/Maryland Road	-	673	1,620	321	673	1,941	2,614	1,460
09/16/96	Houston/W. Montgomery Rd.	-	524	1,261	464	523	1,726	2,249	1,321

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/16/96	Denver/W. Hampden	-	1,084	2,609	359	1,083	2,969	4,052	2,231
09/16/96	Littleton/Southpark Way	-	922	2,221	611	922	2,832	3,754	2,185
09/16/96	Petaluma/Baywood Drive	-	861	2,074	407	861	2,481	3,342	1,870
09/16/96	Canoga Park/Sherman Way	-	1,543	3,716	5,273	1,543	8,989	10,532	4,086
09/16/96	Jacksonville/South Lane Ave.	-	554	1,334	420	554	1,754	2,308	1,355
09/16/96	Newport News/Warwick Blvd.	-	575	1,385	381	575	1,766	2,341	1,290
09/16/96	Greenbrook/Route 22	-	1,227	2,954	829	1,226	3,784	5,010	2,837
09/16/96	Monsey/Route 59	-	1,068	2,572	534	1,068	3,106	4,174	2,370
09/16/96	Santa Rosa/Santa Rosa Ave.	-	575	1,385	231	575	1,616	2,191	1,223
09/16/96	Fort Worth/Brentwood	-	823	2,016	395	823	2,411	3,234	1,849
09/16/96	Glendale/San Fernando Road	-	2,500	6,124	485	2,500	6,609	9,109	4,926
09/16/96	Houston/Harwin	-	549	1,344	442	549	1,786	2,335	1,398
09/16/96	Irvine/Cowan Street	-	1,890	4,631	680	1,890	5,311	7,201	4,035
09/16/96	Fairfield/Dixie Highway	-	427	1,046	260	427	1,306	1,733	985
09/16/96	Mesa/Country Club Drive	-	701	1,718	864	701	2,582	3,283	1,980
09/16/96	San Francisco/Geary Blvd.	-	2,957	7,244	1,824	2,957	9,068	12,025	6,870
09/16/96	Houston/Gulf Freeway	-	701	1,718	5,496	701	7,214	7,915	4,221
09/16/96	Las Vegas/S. Decatur Blvd.	-	1,037	2,539	428	1,036	2,968	4,004	2,245
09/16/96	Tempe/McKellips Road	-	823	1,972	553	823	2,525	3,348	1,949
09/16/96	Richland Hills/Airport Fwy.	-	473	1,158	378	472	1,537	2,009	1,165
10/11/96	Hampton/Pembroke Road	-	1,080	2,346	135	914	2,647	3,561	1,732
10/11/96	Norfolk/Widgeon Road	-	1,110	2,405	14	908	2,621	3,529	1,823

10/11/96	Richmond/Bloom Lane	-	1,188	2,512	27	994	2,733	3,727	1,862
10/11/96	Virginia Beach/Southern Blvd	-	282	610	423	282	1,033	1,315	784
10/11/96	Chesapeake/Military Hwy	-	-	2,886	764	-	3,650	3,650	2,140
10/11/96	Richmond/Midlothian Park	-	762	1,588	770	762	2,358	3,120	1,884
10/11/96	Roanoke/Peters Creek Road	-	819	1,776	553	819	2,329	3,148	1,757
10/11/96	Orlando/E Oakridge Rd	-	927	2,020	738	927	2,758	3,685	2,215
10/11/96	Orlando/South Hwy 17-92	-	1,170	2,549	678	1,170	3,227	4,397	2,506
10/25/96	Austin/Renelli	-	1,710	3,990	678	1,710	4,668	6,378	3,518

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/25/96	Austin/Santiago	-	900	2,100	569	900	2,669	3,569	1,991
10/25/96	Dallas/East N.W. Highway	-	698	1,628	1,030	697	2,659	3,356	1,751
10/25/96	Dallas/Denton Drive	-	900	2,100	1,116	900	3,216	4,116	2,481
10/25/96	Houston/Hempstead	-	518	1,207	760	517	1,968	2,485	1,488
10/25/96	Pasadena/So. Shaver	-	420	980	776	420	1,756	2,176	1,405
10/31/96	Houston/Joel Wheaton Rd	-	465	1,085	1,449	465	2,534	2,999	1,189
10/31/96	Mt Holly/541 Bypass	-	360	840	655	360	1,495	1,855	1,229
11/13/96	Town East/Mesquite	-	330	770	449	330	1,219	1,549	951
11/14/96	Bossier City LA	-	633	1,488	52	557	1,616	2,173	1,125
12/05/96	Lake Forest/Bake Parkway	-	971	2,173	4,974	972	7,146	8,118	3,221
12/16/96	Cherry Hill/Old Cuthbert	-	645	1,505	1,023	645	2,528	3,173	2,110
12/16/96	Oklahoma City/SW 74th	-	375	875	590	375	1,465	1,840	1,129
12/16/96	Oklahoma City/S Santa Fe	-	360	840	290	360	1,130	1,490	860
12/16/96	Oklahoma City/S. May	-	360	840	309	360	1,149	1,509	860
12/16/96	Arlington/S. Watson Rd.	-	930	2,170	1,149	930	3,319	4,249	2,535
12/16/96	Richardson/E. Arapaho	-	1,290	3,010	918	1,290	3,928	5,218	2,891
12/23/96	Eagle Rock/Colorado	-	330	813	475	444	1,174	1,618	783
12/23/96	Upper Darby/Lansdowne	-	899	2,272	506	899	2,778	3,677	2,137
12/23/96	Plymouth Meeting /Chemical	-	1,109	2,802	418	1,109	3,220	4,329	2,056
12/23/96	Philadelphia/Byberry	-	1,019	2,575	820	1,019	3,395	4,414	2,546
12/23/96	Ft. Lauderdale/State Road	-	1,199	3,030	677	1,199	3,707	4,906	2,765
12/23/96	Englewood/Costilla	-	1,739	4,393	504	1,738	4,898	6,636	3,628
12/23/96	Lilburn/Beaver Ruin Road	-	600	1,515	378	599	1,894	2,493	1,407
12/23/96	Carmichael/Fair Oaks	-	809	2,045	453	809	2,498	3,307	1,904
12/23/96	Portland/Division Street	-	989	2,499	436	989	2,935	3,924	2,154
12/23/96	Napa/Industrial	-	660	1,666	268	659	1,935	2,594	1,455
12/23/96	Las Vegas/Charleston	-	1,049	2,651	423	1,049	3,074	4,123	2,277
12/23/96	Las Vegas/South Arvill	-	929	2,348	495	929	2,843	3,772	2,143
12/23/96	Los Angeles/Santa Monica	-	3,328	8,407	809	3,327	9,217	12,544	6,874
12/23/96	Warren/Schoenherr Rd.	-	749	1,894	489	749	2,383	3,132	1,837

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Portland/N.E. 71st Avenue	-	869	2,196	366	869	2,562	3,431	1,953
12/23/96	Broadview/S. 25th Avenue	-	1,289	3,257	1,332	1,289	4,589	5,878	3,372
12/23/96	Winter Springs/W. St. Rte 434	-	689	1,742	265	689	2,007	2,696	1,560
12/23/96	Tampa/15th Street	-	420	1,060	462	420	1,522	1,942	1,202
12/23/96	Pompano Beach/S. Dixie Hwy.	-	930	2,292	858	930	3,150	4,080	2,451
12/23/96	Overland Park/Mastin	-	990	2,440	3,433	1,306	5,557	6,863	3,567
12/23/96	Auburn/R Street	-	690	1,700	408	690	2,108	2,798	1,572
12/23/96	Federal Heights/W. 48th Ave.	-	720	1,774	395	720	2,169	2,889	1,657
12/23/96	Decatur/Covington	-	930	2,292	455	930	2,747	3,677	2,073
12/23/96	Forest Park/Jonesboro Rd.	-	540	1,331	392	540	1,723	2,263	1,335
12/23/96	Mangonia Park/Australian Ave.	-	840	2,070	428	840	2,498	3,338	1,833
12/23/96	Whittier/Colima	-	540	1,331	216	540	1,547	2,087	1,154
12/23/96	Kent/Pacific Hwy South	-	930	2,292	298	930	2,590	3,520	1,933
12/23/96	Topeka/8th Street	-	150	370	573	150	943	1,093	786
12/23/96	Denver East Evans	-	1,740	4,288	507	1,740	4,795	6,535	3,558
12/23/96	Pittsburgh/California Ave.	-	630	1,552	208	630	1,760	2,390	1,290
12/23/96	Ft. Lauderdale/Powerline	-	-	2,286	737	-	3,023	3,023	1,712
12/23/96	Philadelphia/Oxford	-	900	2,218	561	900	2,779	3,679	2,067
12/23/96	Dallas/Lemmon Ave.	-	1,710	4,214	464	1,710	4,678	6,388	3,461
12/23/96	Alsip/115th Street	-	750	1,848	4,846	750	6,694	7,444	3,703
12/23/96	Green Acres/Jog Road	-	600	1,479	281	600	1,760	2,360	1,349
12/23/96	Pompano Beach/Sample Road	-	1,320	3,253	1,904	1,320	5,157	6,477	2,855
12/23/96	Wyndmoor/Ivy Hill	-	2,160	5,323	634	2,160	5,957	8,117	4,502
12/23/96	W. Palm Beach/Belvedere	-	960	2,366	727	960	3,093	4,053	2,137
12/23/96	Renton 174th St.	-	960	2,366	552	960	2,918	3,878	2,245
12/23/96	Sacramento/Northgate	-	1,021	2,647	284	1,021	2,931	3,952	2,194
12/23/96	Phoenix/19th Avenue	-	991	2,569	741	991	3,310	4,301	2,540
12/23/96	Bedford Park/Cicero	-	1,321	3,426	(1,013)	777	2,957	3,734	2,285
12/23/96	Lake Worth/Lk Worth	-	1,111	2,880	567	1,111	3,447	4,558	2,615
12/23/96	Arlington/Algonquin	-	991	2,569	1,093	991	3,662	4,653	2,887

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/96	Seattle/15th Avenue	-	781	2,024	382	781	2,406	3,187	1,818
12/23/96	Southington/Spring	-	811	2,102	702	811	2,804	3,615	2,125
12/23/96	Nashville/Dickerson Pike	-	990	2,440	381	990	2,821	3,811	2,098
12/23/96	Madison/Gallatin Road	-	780	1,922	717	780	2,639	3,419	2,018
12/30/96	Concorde/Treat	-	1,396	3,258	389	1,396	3,647	5,043	2,762
12/30/96	Virginia Beach	-	535	1,248	379	535	1,627	2,162	1,213
12/30/96	San Mateo	-	2,408	5,619	452	2,408	6,071	8,479	4,428
01/22/97	Austin, 1033 E. 41 Street	-	257	3,633	494	257	4,127	4,384	2,949
04/12/97	Annandale / Backlick	-	955	2,229	498	955	2,727	3,682	2,009
04/12/97	Ft. Worth / West Freeway	-	667	1,556	442	667	1,998	2,665	1,491
04/12/97	Campbell / S. Curtner	-	2,550	5,950	1,022	2,549	6,973	9,522	5,019
04/12/97	Aurora / S. Idalia	-	1,002	2,338	1,076	1,002	3,414	4,416	2,562
04/12/97	Santa Cruz / Capitola	-	1,037	2,420	422	1,037	2,842	3,879	2,066
04/12/97	Indianapolis / Lafayette Road	-	682	1,590	723	681	2,314	2,995	1,799
04/12/97	Indianapolis / Route 31	-	619	1,444	704	619	2,148	2,767	1,671
04/12/97	Farmingdale / Broad Hollow Rd.	-	1,568	3,658	1,263	1,567	4,922	6,489	3,672
04/12/97	Tyson's Corner / Springhill Rd.	-	3,861	9,010	1,652	3,781	10,742	14,523	7,820
04/12/97	Fountain Valley / Newhope	-	1,137	2,653	539	1,137	3,192	4,329	2,328
04/12/97	Dallas / Winsted	-	1,375	3,209	765	1,375	3,974	5,349	2,866
04/12/97	Columbia / Broad River Rd.	-	121	282	197	121	479	600	387
04/12/97	Livermore / S. Front Road	-	876	2,044	297	876	2,341	3,217	1,702
04/12/97	Garland / Plano	-	889	2,073	381	888	2,455	3,343	1,799
04/12/97	San Jose / Story Road	-	1,352	3,156	1,018	1,352	4,174	5,526	3,087
04/12/97	Aurora / Abilene	-	1,406	3,280	886	1,405	4,167	5,572	3,052
04/12/97	Antioch / Sunset Drive	-	1,035	2,416	387	1,035	2,803	3,838	2,031
04/12/97	Rancho Cordova / Sunrise	-	1,048	2,445	550	1,048	2,995	4,043	2,197
04/12/97	Berlin / Wilbur Cross	-	756	1,764	617	756	2,381	3,137	1,763
04/12/97	Whittier / Whittier Blvd.	-	648	1,513	297	648	1,810	2,458	1,317
04/12/97	Peabody / Newbury Street	-	1,159	2,704	1,365	1,159	4,069	5,228	3,142
04/12/97	Denver / Blake	-	602	1,405	645	602	2,050	2,652	1,574

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/12/97	Evansville / Green River Road	-	470	1,096	417	470	1,513	1,983	1,118
04/12/97	Burien / First Ave. So.	-	792	1,847	372	791	2,220	3,011	1,648
04/12/97	Rancho Cordova / Mather Field	-	494	1,153	470	494	1,623	2,117	1,250
04/12/97	Sugar Land / Eldridge	-	705	1,644	433	705	2,077	2,782	1,544
04/12/97	Columbus / Eastland Drive	-	602	1,405	477	602	1,882	2,484	1,423
04/12/97	Slickerville / Black Horse Pike	-	539	1,258	435	539	1,693	2,232	1,288
04/12/97	Seattle / Aurora	-	1,145	2,671	494	1,144	3,166	4,310	2,330
04/12/97	Gaithersburg / Christopher Ave.	-	972	2,268	520	972	2,788	3,760	2,081
04/12/97	Manchester / Tolland Turnpike	-	807	1,883	548	807	2,431	3,238	1,813
06/25/97	L.A./Venice Blvd.	-	523	1,221	1,966	1,044	2,666	3,710	1,714
06/25/97	Kirkland-Totem	-	2,131	4,972	1,199	2,099	6,203	8,302	4,506
06/25/97	Idianapolis	-	471	1,098	475	471	1,573	2,044	1,245
06/25/97	Dallas	-	699	1,631	253	699	1,884	2,583	1,367
06/25/97	Atlanta	-	1,183	2,761	369	1,183	3,130	4,313	2,220
06/25/97	Bensalem	-	1,159	2,705	392	1,159	3,097	4,256	2,254
06/25/97	Evansville	-	429	1,000	341	401	1,369	1,770	971
06/25/97	Austin	-	813	1,897	408	813	2,305	3,118	1,608
06/25/97	Harbor City	-	1,244	2,904	419	1,244	3,323	4,567	2,447
06/25/97	Birmingham	-	539	1,258	277	539	1,535	2,074	1,134
06/25/97	Sacramento	-	489	1,396	173	489	1,569	2,058	1,161
06/25/97	Carrollton	-	441	1,029	123	441	1,152	1,593	829
06/25/97	La Habra	-	822	1,918	385	822	2,303	3,125	1,656
06/25/97	Lombard	-	1,527	3,564	1,975	2,047	5,019	7,066	3,548
06/25/97	Fairfield	-	740	1,727	231	740	1,958	2,698	1,422
06/25/97	Seattle	-	1,498	3,494	10,503	1,498	13,997	15,495	6,764
06/25/97	Bellevue	-	1,653	3,858	308	1,653	4,166	5,819	3,054
06/25/97	Citrus Heights	-	642	1,244	833	642	2,077	2,719	1,546
06/25/97	San Jose	-	1,273	2,971	173	1,273	3,144	4,417	2,228
06/25/97	Stanton	-	948	2,212	290	948	2,502	3,450	1,783
06/25/97	Garland	-	486	1,135	208	486	1,343	1,829	982

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Westford	-	857	1,999	728	857	2,727	3,584	2,018
06/25/97	Dallas	-	1,627	3,797	1,498	1,627	5,295	6,922	3,928
06/25/97	Wheat Ridge	-	1,054	2,459	621	1,054	3,080	4,134	2,232
06/25/97	Berlin	-	825	1,925	4,592	505	6,837	7,342	3,185
06/25/97	Gretna	-	1,069	2,494	887	1,069	3,381	4,450	2,632
06/25/97	Spring	-	461	1,077	436	461	1,513	1,974	1,122
06/25/97	Sacramento	-	592	1,380	1,256	720	2,508	3,228	1,821
06/25/97	Houston/South Dairyashford	-	856	1,997	551	856	2,548	3,404	1,888
06/25/97	Naperville	-	1,108	2,585	1,077	1,108	3,662	4,770	2,461
06/25/97	Carrollton	-	1,158	2,702	964	1,158	3,666	4,824	2,706
06/25/97	Waipahu	-	1,620	3,780	979	1,620	4,759	6,379	3,500
06/25/97	Davis	-	628	1,465	458	628	1,923	2,551	1,374
06/25/97	Decatur	-	951	2,220	651	951	2,871	3,822	2,065
06/25/97	Jacksonville	-	653	1,525	489	653	2,014	2,667	1,498
06/25/97	Chicoppe	-	663	1,546	648	662	2,195	2,857	1,675
06/25/97	Alexandria	-	1,533	3,576	940	1,532	4,517	6,049	3,210
06/25/97	Houston/Veterans Memorial Dr.	-	458	1,070	422	458	1,492	1,950	1,120
06/25/97	Los Angeles/Olympic	-	4,392	10,247	1,593	4,391	11,841	16,232	8,435
06/25/97	Littleton	-	1,340	3,126	1,329	1,340	4,455	5,795	3,386
06/25/97	Metairie	-	1,229	2,868	438	1,229	3,306	4,535	2,403
06/25/97	Louisville	-	717	1,672	584	716	2,257	2,973	1,643
06/25/97	East Hazel Crest	-	753	1,757	2,705	1,213	4,002	5,215	3,094
06/25/97	Edmonds	-	1,187	2,770	842	1,187	3,612	4,799	2,680
06/25/97	Foster City	-	1,064	2,483	468	1,064	2,951	4,015	2,113
06/25/97	Chicago	-	1,160	2,708	887	1,160	3,595	4,755	2,581
06/25/97	Philadelphia	-	924	2,155	561	923	2,717	3,640	1,970
06/25/97	Dallas/Vilbig Rd.	-	508	1,184	413	507	1,598	2,105	1,189
06/25/97	Staten Island	-	1,676	3,910	2,004	1,675	5,915	7,590	4,279
06/25/97	Pelham Manor	-	1,209	2,820	1,062	1,208	3,883	5,091	2,900
06/25/97	Irving	-	469	1,093	333	468	1,427	1,895	1,041

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/25/97	Elk Grove	-	642	1,497	555	642	2,052	2,694	1,538
06/25/97	LAX	-	1,312	3,062	785	1,312	3,847	5,159	2,789
06/25/97	Denver	-	1,316	3,071	1,033	1,316	4,104	5,420	3,013
06/25/97	Plano	-	1,369	3,193	712	1,368	3,906	5,274	2,837
06/25/97	Lynnwood	-	839	1,959	647	839	2,606	3,445	1,862
06/25/97	Lilburn	-	507	1,182	531	507	1,713	2,220	1,267
06/25/97	Parma	-	881	2,055	913	880	2,969	3,849	2,208
06/25/97	Davie	-	1,086	2,533	788	1,085	3,322	4,407	2,469
06/25/97	Allen Park	-	953	2,223	754	953	2,977	3,930	2,167
06/25/97	Aurora	-	808	1,886	710	808	2,596	3,404	1,802
06/25/97	San Diego/16th Street	-	932	2,175	880	932	3,055	3,987	2,276
06/25/97	Sterling Heights	-	766	1,787	661	766	2,448	3,214	1,821
06/25/97	East L.A./Boyle Heights	-	957	2,232	674	957	2,906	3,863	2,084
06/25/97	Springfield/Alban Station	-	1,317	3,074	997	1,317	4,071	5,388	2,958
06/25/97	Littleton	-	868	2,026	636	868	2,662	3,530	1,927
06/25/97	Sacramento/57th Street	-	869	2,029	665	869	2,694	3,563	1,967
06/25/97	Miami	-	1,762	4,111	1,275	1,762	5,386	7,148	3,858
08/13/97	Santa Monica / Wilshire Blvd.	-	2,040	4,760	1,555	2,040	6,315	8,355	4,632
10/01/97	Marietta /Austell Rd	-	398	1,326	1,117	440	2,401	2,841	1,629
10/01/97	Denver / Leetsdale	-	1,407	1,682	1,512	1,554	3,047	4,601	2,025
10/01/97	Baltimore / York Road	-	1,538	1,952	2,077	1,700	3,867	5,567	2,613
10/01/97	Bolingbrook	-	737	1,776	1,682	814	3,381	4,195	2,126
10/01/97	Kent / Central	-	483	1,321	1,200	533	2,471	3,004	1,528
10/01/97	Geneva / Roosevelt	-	355	1,302	1,087	392	2,352	2,744	1,515
10/01/97	Denver / Sheridan	-	429	1,105	1,054	474	2,114	2,588	1,431
10/01/97	Mountlake Terrace	-	1,017	1,783	1,468	1,123	3,145	4,268	2,022
10/01/97	Carol Stream/ St.Charles	-	185	1,187	1,053	205	2,220	2,425	1,409
10/01/97	Marietta / Cobb Park	-	420	1,131	1,071	464	2,158	2,622	1,359
10/01/97	Venice / Rose	-	5,468	5,478	4,922	6,042	9,826	15,868	6,231
10/01/97	Ventura / Ventura Blvd	-	911	2,227	1,802	1,006	3,934	4,940	2,660

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Studio City/ Ventura	-	2,421	1,610	1,394	2,675	2,750	5,425	1,732
10/01/97	Madison Heights	-	428	1,686	4,269	473	5,910	6,383	2,621
10/01/97	LAX / Imperial	-	1,662	2,079	1,604	1,836	3,509	5,345	2,310
10/01/97	Justice / Industrial	-	233	1,181	906	258	2,062	2,320	1,299
10/01/97	Burbank / San Fernando	-	1,825	2,210	1,640	2,016	3,659	5,675	2,488
10/01/97	Pinole / Appian Way	-	728	1,827	1,298	804	3,049	3,853	2,037
10/01/97	Denver / Tamarac Park	-	2,545	1,692	2,141	2,812	3,566	6,378	3,384
10/01/97	Gresham / Powell	-	322	1,298	973	356	2,237	2,593	1,457
10/01/97	Warren / Mound Road	-	268	1,025	836	296	1,833	2,129	1,183
10/01/97	Woodside/Brooklyn	-	5,016	3,950	5,429	5,542	8,853	14,395	5,708
10/01/97	Enfield / Elm Street	-	399	1,900	1,496	441	3,354	3,795	2,214
10/01/97	Roselle / Lake Street	-	312	1,411	1,101	344	2,480	2,824	1,597
10/01/97	Milwaukee / Appleton	-	324	1,385	1,189	358	2,540	2,898	1,658
10/01/97	Emeryville / Bay St	-	1,602	1,830	1,406	1,770	3,068	4,838	2,206
10/01/97	Monterey / Del Rey	-	257	1,048	880	284	1,901	2,185	1,184
10/01/97	San Leandro / Washington	-	660	1,142	932	730	2,004	2,734	1,328
10/01/97	Boca Raton / N.W. 20	-	1,140	2,256	1,955	1,259	4,092	5,351	2,340
10/01/97	Washington Dc/So Capital	-	1,437	4,489	4,193	1,588	8,531	10,119	4,502
10/01/97	Lynn / Lynnway	-	463	3,059	2,839	511	5,850	6,361	3,710
10/01/97	Pompano Beach	-	1,077	1,527	1,946	1,190	3,360	4,550	1,886
10/01/97	Lake Oswego/ N.State	-	465	1,956	1,349	514	3,256	3,770	1,824
10/01/97	Daly City / Mission	-	389	2,921	2,296	430	5,176	5,606	2,749
10/01/97	Odenton / Route 175	-	456	2,104	1,645	504	3,701	4,205	2,186
10/01/97	Novato / Landing	-	2,416	3,496	2,846	2,904	5,854	8,758	4,186
10/01/97	St. Louis / Lindberg	-	584	1,508	1,194	728	2,558	3,286	1,880
10/01/97	Oakland/International	-	358	1,568	1,354	475	2,805	3,280	2,009
10/01/97	Stockton / March Lane	-	663	1,398	1,033	811	2,283	3,094	1,645
10/01/97	Des Plaines / Golf Rd	-	1,363	3,093	1,685	1,630	4,511	6,141	3,155
10/01/97	Morton Grove / Wauke	-	2,658	3,232	7,460	3,111	10,239	13,350	5,589
10/01/97	Los Angeles / Jefferson	-	1,090	1,580	1,177	1,323	2,524	3,847	1,705

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/97	Los Angeles / Martin	-	869	1,152	912	1,066	1,867	2,933	1,286
10/01/97	San Leandro / E. 14th	-	627	1,289	1,002	775	2,143	2,918	1,482
10/01/97	Tucson / Tanque Verde	-	345	1,709	1,142	469	2,727	3,196	1,965
10/01/97	Randolph / Warren St	-	2,330	1,914	2,128	2,719	3,653	6,372	2,371
10/01/97	Forrestville / Penn.	-	1,056	2,347	1,566	1,312	3,657	4,969	2,617
10/01/97	Bridgeport	-	4,877	2,739	2,840	5,612	4,844	10,456	3,401
10/01/97	North Hollywood/Vine	-	906	2,379	1,591	1,166	3,710	4,876	2,505
10/01/97	Santa Cruz / Portola	-	535	1,526	1,036	689	2,408	3,097	1,654
10/01/97	Hyde Park / River St	-	626	1,748	1,697	759	3,312	4,071	2,424
10/01/97	Dublin / San Ramon Rd	-	942	1,999	1,189	1,119	3,011	4,130	2,065
10/01/97	Vallejo / Humboldt	-	473	1,651	1,044	620	2,548	3,168	1,773
10/01/97	Fremont/Warm Springs	-	848	2,885	1,623	1,072	4,284	5,356	2,968
10/01/97	Seattle / Stone Way	-	829	2,180	1,652	1,078	3,583	4,661	2,406
10/01/97	W. Olympia	-	149	1,096	972	209	2,008	2,217	1,350
10/01/97	Mercer/Parkside Ave	-	359	1,763	1,493	503	3,112	3,615	2,040
10/01/97	Bridge Water / Main	-	445	2,054	1,375	576	3,298	3,874	2,212
10/01/97	Norwalk / Hoyt Street	-	2,369	3,049	2,192	2,793	4,817	7,610	3,343
11/02/97	Lansing	-	758	1,768	64	730	1,860	2,590	1,352
11/07/97	Phoenix	-	1,197	2,793	434	1,197	3,227	4,424	2,336
11/13/97	Tinley Park	-	1,422	3,319	291	1,422	3,610	5,032	2,517
03/17/98	Houston/De Soto Dr.	-	659	1,537	403	659	1,940	2,599	1,370
03/17/98	Houston / East Freeway	-	593	1,384	710	593	2,094	2,687	1,598
03/17/98	Austin/Ben White	-	692	1,614	327	682	1,951	2,633	1,354
03/17/98	Arlington/E.Pioneer	-	922	2,152	463	922	2,615	3,537	1,857
03/17/98	Las Vegas/Tropicana	-	1,285	2,998	483	1,285	3,481	4,766	2,389
03/17/98	Branford / Summit Place	-	728	1,698	539	727	2,238	2,965	1,586
03/17/98	Las Vegas / Charleston	-	791	1,845	375	791	2,220	3,011	1,489
03/17/98	So. San Francisco	-	1,550	3,617	342	1,550	3,959	5,509	2,759
03/17/98	Pasadena / Arroyo Prkwy	-	3,005	7,012	1,065	3,004	8,078	11,082	5,766
03/17/98	Tempe / E. Broadway	-	633	1,476	450	633	1,926	2,559	1,427

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/17/98	Phoenix / N. 43rd Ave	-	443	1,033	524	443	1,557	2,000	1,140
03/17/98	Phoenix/No. 43rd	-	380	886	861	380	1,747	2,127	1,283
03/17/98	Phoenix / Black Canyon	-	380	886	399	380	1,285	1,665	951
03/17/98	Phoenix/Black Canyon	-	136	317	283	136	600	736	467
03/17/98	Nesconset / Southern	-	1,423	3,321	601	1,423	3,922	5,345	2,789
04/01/98	St. Louis / Hwy. 141	-	659	1,628	4,710	1,344	5,653	6,997	3,779
04/01/98	Island Park / Austin	-	2,313	3,015	(124)	1,374	3,830	5,204	2,781
04/01/98	Akron / Brittain Rd.	-	275	2,248	508	669	2,362	3,031	1,667
04/01/98	Patchogue/W.Sunrise	-	936	2,184	510	936	2,694	3,630	1,949
04/01/98	Havertown/West Chester	-	1,254	2,926	362	1,249	3,293	4,542	2,309
04/01/98	Schiller Park/River	-	568	1,390	285	568	1,675	2,243	1,187
04/01/98	Chicago / Cuyler	-	1,400	2,695	410	1,400	3,105	4,505	2,242
04/01/98	Chicago Heights/West	-	468	1,804	372	468	2,176	2,644	1,596
04/01/98	Arlington Hts/University	-	670	3,004	470	670	3,474	4,144	2,437
04/01/98	Cicero / Ogden	-	1,678	2,266	909	1,677	3,176	4,853	2,296
04/01/98	Chicago/W. Howard St.	-	974	2,875	1,273	974	4,148	5,122	3,088
04/01/98	Chicago/N. Western Ave	-	1,453	3,205	531	1,453	3,736	5,189	2,730
04/01/98	Chicago/Northwest Hwy	-	925	2,412	242	925	2,654	3,579	1,880
04/01/98	Chicago/N. Wells St.	-	1,446	2,828	268	1,446	3,096	4,542	2,213
04/01/98	Chicago / Pulaski Rd.	-	1,276	2,858	291	1,276	3,149	4,425	2,242
04/01/98	Artesia / Artesia	-	625	1,419	309	625	1,728	2,353	1,340
04/01/98	Arcadia / Lower Azusa	-	821	1,369	363	821	1,732	2,553	1,381
04/01/98	Manassas / Centreville	-	405	2,137	517	405	2,654	3,059	2,054
04/01/98	La Downtwn/10 Fwy	-	1,608	3,358	434	1,607	3,793	5,400	2,914
04/01/98	Bellevue / Northup	-	1,232	3,306	681	1,231	3,988	5,219	3,131
04/01/98	Hollywood/Cole & Wilshire	-	1,590	1,785	263	1,590	2,048	3,638	1,568
04/01/98	Atlanta/John Wesley	-	1,233	1,665	569	1,233	2,234	3,467	1,809
04/01/98	Montebello/S. Maple	-	1,274	2,299	219	1,273	2,519	3,792	1,927
04/01/98	Lake City/Forest Park	-	248	1,445	306	248	1,751	1,999	1,325
04/01/98	Baltimore / W. Patap	-	403	2,650	383	402	3,034	3,436	2,289

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

04/01/98	Fraser/Groesbeck Hwy	-	368	1,796	221	368	2,017	2,385	1,544
04/01/98	Vallejo / Mini Drive	-	560	1,803	245	560	2,048	2,608	1,537
04/01/98	San Diego/54th & Euclid	-	952	2,550	577	952	3,127	4,079	2,526
04/01/98	Miami / 5th Street	-	2,327	3,234	539	2,327	3,773	6,100	2,991
04/01/98	Silver Spring/Hill	-	922	2,080	311	921	2,392	3,313	1,865
04/01/98	Chicago/E. 95th St.	-	397	2,357	364	397	2,721	3,118	2,178
04/01/98	Chicago / S. Harlem	-	791	1,424	256	791	1,680	2,471	1,345
04/01/98	St. Charles /Highway	-	623	1,501	381	623	1,882	2,505	1,497
04/01/98	Chicago/Burr Ridge Rd.	-	421	2,165	382	421	2,547	2,968	2,085
04/01/98	Yonkers / Route 9a	-	1,722	3,823	705	1,722	4,528	6,250	3,571
04/01/98	Silverlake/Glendale	-	2,314	5,481	383	2,313	5,865	8,178	4,655
04/01/98	Chicago/Harlem Ave	-	1,430	3,038	461	1,430	3,499	4,929	2,781
04/01/98	Bethesda / Butler Rd	-	1,146	2,509	231	1,146	2,740	3,886	2,087
04/01/98	Dundalk / Wise Ave	-	447	2,005	378	447	2,383	2,830	1,832
04/01/98	St. Louis / Hwy. 141	-	659	1,628	201	659	1,829	2,488	1,472
04/01/98	Island Park / Austin	-	2,313	3,015	1,402	2,313	4,417	6,730	3,566
04/01/98	Dallas / Kingsly	-	1,095	1,712	462	1,095	2,174	3,269	1,612
05/01/98	Berkeley / 2nd St.	-	1,914	4,466	7,029	1,837	11,572	13,409	5,845
05/08/98	Cleveland / W. 117th	-	930	2,277	669	930	2,946	3,876	2,086
05/08/98	La /Venice Blvd	-	1,470	3,599	241	1,470	3,840	5,310	2,602
05/08/98	Aurora / Farnsworth	-	960	2,350	290	960	2,640	3,600	1,786
05/08/98	Santa Rosa / Hopper	-	1,020	2,497	322	1,020	2,819	3,839	1,942
05/08/98	Golden Valley / Winn	-	630	1,542	321	630	1,863	2,493	1,318
05/08/98	St. Louis / Benham	-	810	1,983	322	810	2,305	3,115	1,627
05/08/98	Chicago / S. Chicago	-	840	2,057	299	840	2,356	3,196	1,640
10/01/98	El Segundo / Sepulveda	-	6,586	5,795	779	6,585	6,575	13,160	4,519
10/01/98	Atlanta / Memorial Dr.	-	414	2,239	522	414	2,761	3,175	1,939
10/01/98	Chicago / W. 79th St	-	861	2,789	523	861	3,312	4,173	2,327
10/01/98	Chicago / N. Broadway	-	1,918	3,824	732	1,917	4,557	6,474	3,208
10/01/98	Dallas / Greenville	-	1,933	2,892	351	1,933	3,243	5,176	2,208

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/01/98	Tacoma / Orchard	-	358	1,987	303	358	2,290	2,648	1,601
10/01/98	St. Louis / Gravois	-	312	2,327	533	312	2,860	3,172	2,035
10/01/98	White Bear Lake	-	578	2,079	402	578	2,481	3,059	1,711
10/01/98	Santa Cruz / Soquel	-	832	2,385	253	832	2,638	3,470	1,793
10/01/98	Coon Rapids / Hwy 10	-	330	1,646	287	330	1,933	2,263	1,332
10/01/98	Oxnard / Hueneme Rd	-	923	3,925	371	923	4,296	5,219	2,929
10/01/98	Vancouver/ Millplain	-	343	2,000	175	342	2,176	2,518	1,498
10/01/98	Tigard / Mc Ewan	-	597	1,652	141	597	1,793	2,390	1,216
10/01/98	Griffith / Cline	-	299	2,118	298	299	2,416	2,715	1,634
10/01/98	Miami / Sunset Drive	-	1,656	2,321	2,000	2,266	3,711	5,977	2,366
10/01/98	Farmington / 9 Mile	-	580	2,526	444	580	2,970	3,550	2,089
10/01/98	Los Gatos / University	-	2,234	3,890	355	2,234	4,245	6,479	2,861
10/01/98	N. Hollywood	-	1,484	3,143	199	1,484	3,342	4,826	2,263
10/01/98	Petaluma / Transport	-	460	1,840	5,328	857	6,771	7,628	3,907
10/01/98	Chicago / 111th	-	341	2,898	2,407	431	5,215	5,646	3,192
10/01/98	Upper Darby / Market	-	808	5,011	679	808	5,690	6,498	3,916
10/01/98	San Jose / Santa	-	966	3,870	290	966	4,160	5,126	2,826
10/01/98	San Diego / Morena	-	3,173	5,469	479	3,173	5,948	9,121	4,022
10/01/98	Brooklyn /Rockaway Ave	-	6,272	9,691	7,061	7,337	15,687	23,024	8,361
10/01/98	Revere / Charger St	-	1,997	3,727	1,298	1,996	5,026	7,022	3,651
10/01/98	Las Vegas / E. Charles	-	602	2,545	514	602	3,059	3,661	2,125
10/01/98	Laurel / Baltimore Ave	-	1,899	4,498	326	1,899	4,824	6,723	3,278
10/01/98	East La/Figueroa & 4th	-	1,213	2,689	232	1,213	2,921	4,134	1,989
10/01/98	Oldsmar / Tampa Road	-	760	2,154	3,047	1,049	4,912	5,961	3,118
10/01/98	Ft. Lauderdale /S.W.	-	1,046	2,928	539	1,046	3,467	4,513	2,463
10/01/98	Miami / Nw 73rd St	-	1,050	3,064	290	1,049	3,355	4,404	2,356
12/09/98	Miami / Nw 115th Ave	-	1,095	2,349	5,104	1,185	7,363	8,548	3,299
01/01/99	New Orleans/St.Charles	-	1,463	2,634	723	1,039	3,781	4,820	2,303
01/06/99	Brandon / E. Brandon Blvd	-	1,560	3,695	270	1,560	3,965	5,525	2,496
03/12/99	St. Louis / N. Lindbergh Blvd.	-	1,688	3,939	642	1,688	4,581	6,269	3,137

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	St. Louis /Vandeventer Midtown	-	699	1,631	611	699	2,242	2,941	1,581
03/12/99	St. Ann / Maryland Heights	-	1,035	2,414	872	1,035	3,286	4,321	2,156
03/12/99	Florissant / N. Hwy 67	-	971	2,265	423	971	2,688	3,659	1,816
03/12/99	Ferguson Area-W.Florissant	-	1,194	2,732	932	1,178	3,680	4,858	2,478
03/12/99	Florissant / New Halls Ferry Rd	-	1,144	2,670	807	1,144	3,477	4,621	2,533
03/12/99	St. Louis / Airport	-	785	1,833	434	785	2,267	3,052	1,577
03/12/99	St. Louis/ S.Third St	-	1,096	2,557	320	1,096	2,877	3,973	1,909
03/12/99	Kansas City / E. 47th St.	-	610	1,424	502	610	1,926	2,536	1,329
03/12/99	Kansas City /E. 67th Terrace	-	1,136	2,643	533	1,134	3,178	4,312	2,174
03/12/99	Kansas City / James A. Reed Rd	-	749	1,748	294	749	2,042	2,791	1,385
03/12/99	Independence / 291	-	871	2,032	373	871	2,405	3,276	1,620
03/12/99	Raytown / Woodson Rd	-	915	2,134	314	914	2,449	3,363	1,643
03/12/99	Kansas City / 34th Main Street	-	114	2,599	1,300	114	3,899	4,013	2,735
03/12/99	Columbia / River Dr	-	671	1,566	454	671	2,020	2,691	1,394
03/12/99	Columbia / Buckner Rd	-	714	1,665	560	713	2,226	2,939	1,576
03/12/99	Columbia / Decker Park Rd	-	605	1,412	231	605	1,643	2,248	1,094
03/12/99	Columbia / Rosewood Dr	-	777	1,814	363	777	2,177	2,954	1,442
03/12/99	W. Columbia / Orchard Dr.	-	272	634	336	272	970	1,242	712
03/12/99	W. Columbia / Airport Blvd	-	493	1,151	333	493	1,484	1,977	1,035
03/12/99	Greenville / Whitehorse Rd	-	882	2,058	377	882	2,435	3,317	1,618
03/12/99	Greenville / Woods Lake Rd	-	364	849	250	364	1,099	1,463	769
03/12/99	Mauldin / N. Main Street	-	571	1,333	356	571	1,689	2,260	1,180
03/12/99	Simpsonville / Grand View Dr	-	582	1,358	272	574	1,638	2,212	1,078
03/12/99	Taylors / Wade Hampton Blvd	-	650	1,517	331	650	1,848	2,498	1,237
03/12/99	Charleston/Ashley Phosphate	-	839	1,950	698	823	2,664	3,487	1,800
03/12/99	N. Charleston / Dorchester Rd	-	380	886	315	379	1,202	1,581	842
03/12/99	N. Charleston / Dorchester	-	487	1,137	403	487	1,540	2,027	1,062
03/12/99	Charleston / Sam Rittenberg Blvd	-	555	1,296	275	555	1,571	2,126	1,067
03/12/99	Hilton Head / Office Park Rd	-	1,279	2,985	326	1,279	3,311	4,590	2,185
03/12/99	Columbia / Plumbers Rd	-	368	858	362	368	1,220	1,588	859

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Greenville / Pineknoll Rd	-	927	2,163	433	927	2,596	3,523	1,710
03/12/99	Hilton Head / Yacht Cove Dr	-	1,182	2,753	181	826	3,290	4,116	2,227
03/12/99	Spartanburg / Chesnee Hwy	-	533	1,244	867	480	2,164	2,644	1,610
03/12/99	Charleston / Ashley River Rd	-	1,114	2,581	268	1,108	2,855	3,963	1,921
03/12/99	Columbia / Broad River	-	1,463	3,413	608	1,463	4,021	5,484	2,725
03/12/99	Charlotte / East Wt Harris Blvd	-	736	1,718	460	736	2,178	2,914	1,458
03/12/99	Charlotte / North Tryon St.	-	708	1,653	837	708	2,490	3,198	1,776
03/12/99	Charlotte / South Blvd	-	641	1,496	375	641	1,871	2,512	1,268
03/12/99	Kannapolis / Oregon St	-	463	1,081	347	463	1,428	1,891	966
03/12/99	Durham / E. Club Blvd	-	947	2,209	335	947	2,544	3,491	1,677
03/12/99	Durham / N. Duke St.	-	769	1,794	322	769	2,116	2,885	1,387
03/12/99	Raleigh / Maitland Dr	-	679	1,585	414	679	1,999	2,678	1,396
03/12/99	Greensboro / O'henry Blvd	-	577	1,345	585	577	1,930	2,507	1,390
03/12/99	Gastonia / S. York Rd	-	467	1,089	388	466	1,478	1,944	1,020
03/12/99	Durham / Kangaroo Dr.	-	1,102	2,572	826	1,102	3,398	4,500	2,291
03/12/99	Pensacola / Brent Lane	-	402	938	91	229	1,202	1,431	885
03/12/99	Pensacola / Creighton Road	-	454	1,060	325	454	1,385	1,839	1,063
03/12/99	Jacksonville / Park Avenue	-	905	2,113	396	905	2,509	3,414	1,694
03/12/99	Jacksonville / Phillips Hwy	-	665	1,545	799	663	2,346	3,009	1,697
03/12/99	Clearwater / Highland Ave	-	724	1,690	563	724	2,253	2,977	1,493
03/12/99	Tarpon Springs / Us Highway 19	-	892	2,081	583	892	2,664	3,556	1,833
03/12/99	Orlando /S. Orange Blossom Trail	-	1,229	2,867	509	1,228	3,377	4,605	2,257
03/12/99	Casselberry Ii	-	1,160	2,708	432	1,160	3,140	4,300	2,114
03/12/99	Miami / Nw 14th Street	-	1,739	4,058	3,818	1,739	7,876	9,615	3,007
03/12/99	Tarpon Springs / Highway 19	-	1,179	2,751	520	1,179	3,271	4,450	2,265
03/12/99	Ft. Myers / Tamiami Trail South	-	834	1,945	(125)	834	1,820	2,654	1,334
03/12/99	Jacksonville / Ft. Caroline Rd.	-	1,037	2,420	540	1,037	2,960	3,997	2,007
03/12/99	Orlando / South Semoran	-	565	1,319	181	565	1,500	2,065	1,025
03/12/99	Jacksonville / Southside Blvd.	-	1,278	2,982	663	1,278	3,645	4,923	2,484
03/12/99	Miami / Nw 7th Ave	-	783	1,827	4,866	785	6,691	7,476	3,376

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Vero Beach / Us Hwy 1	-	678	1,583	292	678	1,875	2,553	1,323
03/12/99	Ponte Vedra / Palm Valley Rd.	-	745	2,749	928	745	3,677	4,422	2,549
03/12/99	Miami Lakes / Nw 153rd St.	-	425	992	321	425	1,313	1,738	930
03/12/99	Deerfield Beach / Sw 10th St.	-	1,844	4,302	268	1,843	4,571	6,414	2,960
03/12/99	Apopka / S. Orange Blossom	-	307	717	445	307	1,162	1,469	842
03/12/99	Davie / University	-	313	4,379	812	313	5,191	5,504	3,512
03/12/99	Arlington / Division	-	998	2,328	398	997	2,727	3,724	1,786
03/12/99	Duncanville/S.Cedar Ridge	-	1,477	3,447	680	1,477	4,127	5,604	2,759
03/12/99	Carrollton / Trinity Mills West	-	530	1,237	206	530	1,443	1,973	978
03/12/99	Houston / Wallisville Rd.	-	744	1,736	313	744	2,049	2,793	1,382
03/12/99	Houston / Fondren South	-	647	1,510	298	647	1,808	2,455	1,225
03/12/99	Houston / Addicks Satsuma	-	409	954	492	409	1,446	1,855	1,026
03/12/99	Addison / Inwood Road	-	1,204	2,808	258	1,203	3,067	4,270	2,021
03/12/99	Garland / Jackson Drive	-	755	1,761	247	755	2,008	2,763	1,316
03/12/99	Garland / Buckingham Road	-	492	1,149	235	492	1,384	1,876	948
03/12/99	Houston / South Main	-	1,461	3,409	579	1,461	3,988	5,449	2,610
03/12/99	Plano / Parker Road-Avenue K	-	1,517	3,539	403	1,516	3,943	5,459	2,603
03/12/99	Houston / Bingle Road	-	576	1,345	535	576	1,880	2,456	1,322
03/12/99	Houston / Mangum Road	-	737	1,719	554	737	2,273	3,010	1,578
03/12/99	Houston / Hayes Road	-	916	2,138	378	916	2,516	3,432	1,657
03/12/99	Katy / Dominion Drive	-	995	2,321	200	994	2,522	3,516	1,636
03/12/99	Houston / Fm 1960 West	-	513	1,198	423	513	1,621	2,134	1,163
03/12/99	Webster / Fm 528 Road	-	756	1,764	300	756	2,064	2,820	1,335
03/12/99	Houston / Loch Katrine Lane	-	580	1,352	383	579	1,736	2,315	1,177
03/12/99	Houston / Milwee St.	-	779	1,815	435	778	2,251	3,029	1,571
03/12/99	Lewisville / Highway 121	-	688	1,605	282	688	1,887	2,575	1,264
03/12/99	Richardson / Central Expressway	-	465	1,085	291	465	1,376	1,841	951
03/12/99	Houston / Hwy 6 South	-	569	1,328	237	569	1,565	2,134	1,037
03/12/99	Houston / Westheimer West	-	1,075	2,508	208	1,075	2,716	3,791	1,752
03/12/99	Ft. Worth / Granbury Road	-	763	1,781	288	763	2,069	2,832	1,336

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Houston / New Castle	-	2,346	5,473	1,573	2,345	7,047	9,392	4,454
03/12/99	Dallas / Inwood Road	-	1,478	3,448	275	1,477	3,724	5,201	2,415
03/12/99	Fort Worth / Loop 820 North	-	729	1,702	452	729	2,154	2,883	1,515
03/12/99	Arlington / Cooper St	-	779	1,818	310	779	2,128	2,907	1,392
03/12/99	Webster / Highway 3	-	677	1,580	293	677	1,873	2,550	1,248
03/12/99	Augusta / Peach Orchard Rd	-	860	2,007	572	860	2,579	3,439	1,781
03/12/99	Martinez / Old Petersburg Rd	-	407	950	359	407	1,309	1,716	908
03/12/99	Jonesboro / Tara Blvd	-	785	1,827	651	784	2,479	3,263	1,711
03/12/99	Atlanta / Briarcliff Rd	-	2,171	5,066	633	2,171	5,699	7,870	3,741
03/12/99	Decatur / N Decatur Rd	-	933	2,177	545	933	2,722	3,655	1,855
03/12/99	Douglasville / Westmoreland	-	453	1,056	341	453	1,397	1,850	975
03/12/99	Doraville / Mcelroy Rd	-	827	1,931	476	827	2,407	3,234	1,629
03/12/99	Roswell / Alpharetta	-	1,772	4,135	449	1,772	4,584	6,356	2,986
03/12/99	Douglasville / Duralee Lane	-	533	1,244	428	533	1,672	2,205	1,133
03/12/99	Douglasville / Highway 5	-	804	1,875	947	804	2,822	3,626	1,986
03/12/99	Forest Park / Jonesboro	-	659	1,537	394	658	1,932	2,590	1,311
03/12/99	Marietta / Whitlock	-	1,016	2,370	342	1,016	2,712	3,728	1,787
03/12/99	Marietta / Cobb	-	727	1,696	604	727	2,300	3,027	1,651
03/12/99	Norcross / Jones Mill Rd	-	1,142	2,670	409	1,142	3,079	4,221	2,021
03/12/99	Norcross / Dawson Blvd	-	1,232	2,874	858	1,231	3,733	4,964	2,572
03/12/99	Forest Park / Old Dixie Hwy	-	895	2,070	789	889	2,865	3,754	1,944
03/12/99	Decatur / Covington	-	1,764	4,116	574	1,763	4,691	6,454	3,040
03/12/99	Alpharetta / Maxwell Rd	-	1,075	2,509	382	1,075	2,891	3,966	1,863
03/12/99	Alpharetta / N. Main St	-	1,240	2,893	315	1,240	3,208	4,448	2,065
03/12/99	Atlanta / Bolton Rd	-	866	2,019	358	865	2,378	3,243	1,593
03/12/99	Riverdale / Georgia Hwy 85	-	1,075	2,508	443	1,075	2,951	4,026	1,943
03/12/99	Kennesaw / Rutledge Road	-	803	1,874	523	803	2,397	3,200	1,672
03/12/99	Lawrenceville / Buford Dr.	-	256	597	198	256	795	1,051	553
03/12/99	Hanover Park / W. Lake Street	-	1,320	3,081	382	1,320	3,463	4,783	2,275
03/12/99	Chicago / W. Jarvis Ave	-	313	731	191	313	922	1,235	634

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Chicago / N. Broadway St	-	535	1,249	575	535	1,824	2,359	1,232
03/12/99	Carol Stream / Phillips Court	-	829	1,780	705	782	2,532	3,314	1,467
03/12/99	Winfield / Roosevelt Road	-	1,109	2,587	491	1,108	3,079	4,187	2,042
03/12/99	Schaumburg / S. Roselle Road	-	659	1,537	323	659	1,860	2,519	1,241
03/12/99	Tinley Park / Brennan Hwy	-	771	1,799	512	771	2,311	3,082	1,569
03/12/99	Schaumburg / Palmer Drive	-	1,333	3,111	707	1,333	3,818	5,151	2,615
03/12/99	Mobile / Hillcrest Road	-	554	1,293	316	554	1,609	2,163	1,090
03/12/99	Mobile / Azalea Road	-	517	1,206	1,318	517	2,524	3,041	2,051
03/12/99	Mobile / Moffat Road	-	537	1,254	464	537	1,718	2,255	1,208
03/12/99	Mobile / Grelot Road	-	804	1,877	369	804	2,246	3,050	1,518
03/12/99	Mobile / Government Blvd	-	407	950	432	407	1,382	1,789	969
03/12/99	New Orleans / Tchoupitoulas	-	1,092	2,548	760	1,092	3,308	4,400	2,324
03/12/99	Louisville / Breckenridge Lane	-	581	1,356	294	581	1,650	2,231	1,106
03/12/99	Louisville	-	554	1,292	418	554	1,710	2,264	1,100
03/12/99	Louisville / Poplar Level	-	463	1,080	342	463	1,422	1,885	1,016
03/12/99	Chesapeake / Western Branch	-	1,274	2,973	422	1,274	3,395	4,669	2,225
03/12/99	Centreville / Lee Hwy	-	1,650	3,851	4,542	1,635	8,408	10,043	4,399
03/12/99	Sterling / S. Sterling Blvd	-	1,282	2,992	381	1,271	3,384	4,655	2,182
03/12/99	Manassas / Sudley Road	-	776	1,810	281	776	2,091	2,867	1,420
03/12/99	Longmont / Wedgewood Ave	-	717	1,673	211	717	1,884	2,601	1,254
03/12/99	Fort Collins / So.College Ave	-	745	1,739	642	745	2,381	3,126	1,552
03/12/99	Colo Sprngs / Parkmoor Village	-	620	1,446	842	620	2,288	2,908	1,600
03/12/99	Colo Sprngs / Van Teylingen	-	1,216	2,837	496	1,215	3,334	4,549	2,188
03/12/99	Denver / So. Clinton St.	-	462	1,609	277	462	1,886	2,348	1,251
03/12/99	Denver / Washington St.	-	795	1,846	614	792	2,463	3,255	1,664
03/12/99	Colo Sprngs / Centennial Blvd	-	1,352	3,155	234	1,352	3,389	4,741	2,201
03/12/99	Colo Sprngs / Astrozon Court	-	810	1,889	578	809	2,468	3,277	1,701
03/12/99	Arvada / 64th Ave	-	671	1,566	225	671	1,791	2,462	1,192
03/12/99	Golden / Simms Street	-	918	2,143	734	918	2,877	3,795	1,984
03/12/99	Lawrence / Haskell Ave	-	636	1,484	377	636	1,861	2,497	1,251

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Overland Park / Hemlock St	-	1,168	2,725	302	1,168	3,027	4,195	2,013
03/12/99	Lenexa / Long St.	-	720	1,644	180	709	1,835	2,544	1,209
03/12/99	Shawnee / Hedge Lane Terrace	-	570	1,331	205	570	1,536	2,106	1,040
03/12/99	Mission / Foxridge Dr	-	1,657	3,864	442	1,656	4,307	5,963	2,862
03/12/99	Milwaukee / W. Dean Road	-	1,362	3,163	920	1,357	4,088	5,445	2,805
03/12/99	Columbus / Morse Road	-	1,415	3,302	1,526	1,415	4,828	6,243	3,477
03/12/99	Milford / Branch Hill	-	527	1,229	2,682	527	3,911	4,438	2,333
03/12/99	Fairfield / Dixie	-	519	1,211	426	519	1,637	2,156	1,158
03/12/99	Cincinnati / Western Hills	-	758	1,769	470	758	2,239	2,997	1,543
03/12/99	Austin / N. Mopac Expressway	-	865	2,791	258	865	3,049	3,914	1,927
03/12/99	Atlanta / Dunwoody Place	-	1,410	3,296	613	1,390	3,929	5,319	2,573
03/12/99	Kennedale/Bowman Sprgs	-	425	991	226	425	1,217	1,642	801
03/12/99	Colo Sprngs/N.Powers	-	1,124	2,622	1,215	1,123	3,838	4,961	2,596
03/12/99	St. Louis/S. Third St	-	206	480	15	206	495	701	316
03/12/99	Orlando / L.B. Mcleod Road	-	521	1,217	291	521	1,508	2,029	1,056
03/12/99	Jacksonville / Roosevelt Blvd.	-	851	1,986	520	851	2,506	3,357	1,750
03/12/99	Miami-Kendall / Sw 84th Street	-	935	2,180	671	934	2,852	3,786	1,862
03/12/99	North Miami Beach / 69th St	-	1,594	3,720	706	1,594	4,426	6,020	2,984
03/12/99	Miami Beach / Dade Blvd	-	962	2,245	2,275	962	4,520	5,482	2,870
03/12/99	Chicago / N. Natchez Ave	-	1,684	3,930	728	1,684	4,658	6,342	3,111
03/12/99	Chicago / W. Cermak Road	-	1,294	3,019	1,542	1,294	4,561	5,855	3,421
03/12/99	Kansas City / State Ave	-	645	1,505	425	645	1,930	2,575	1,348
03/12/99	Lenexa / Santa Fe Trail Road	-	713	1,663	283	713	1,946	2,659	1,291
03/12/99	Waukesha / Foster Court	-	765	1,785	845	765	2,630	3,395	1,684
03/12/99	River Grove / N. 5th Ave.	-	1,094	2,552	564	1,034	3,176	4,210	2,213
03/12/99	St. Charles / E. Main St.	-	951	2,220	(134)	802	2,235	3,037	1,655
03/12/99	Chicago / West 47th St.	-	705	1,645	255	705	1,900	2,605	1,242
03/12/99	Carol Stream / S. Main Place	-	1,320	3,079	512	1,319	3,592	4,911	2,413
03/12/99	Carpentersville /N. Western Ave	-	911	2,120	301	909	2,423	3,332	1,617
03/12/99	Elgin / E. Chicago St.	-	570	2,163	212	570	2,375	2,945	1,521

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/12/99	Elgin / Big Timber Road	-	1,347	3,253	960	1,347	4,213	5,560	2,891
03/12/99	Chicago / S. Pulaski Road	-	-	2,576	528	-	3,104	3,104	1,705
03/12/99	Aurora / Business 30	-	900	2,097	370	899	2,468	3,367	1,675
03/12/99	Streamwood / Old Church Road	-	855	1,991	179	853	2,172	3,025	1,407
03/12/99	Mt. Prospect / Central Road	-	802	1,847	790	795	2,644	3,439	1,868
03/12/99	Geneva / Gary Ave	-	1,072	2,501	342	1,072	2,843	3,915	1,901
03/12/99	Naperville / Lasalle Ave	-	1,501	3,502	212	1,501	3,714	5,215	2,417
03/31/99	Forest Park	-	270	3,378	4,742	270	8,120	8,390	5,063
04/01/99	Fresno	-	44	206	689	193	746	939	516
05/01/99	Stockton	-	151	402	2,168	590	2,131	2,721	1,427
06/30/99	Winter Park/N. Semor	-	342	638	1,241	427	1,794	2,221	842
06/30/99	N. Richland Hills	-	455	769	1,308	569	1,963	2,532	1,026
06/30/99	Rolling Meadows/Lois	-	441	849	1,667	551	2,406	2,957	1,301
06/30/99	Gresham/Burnside	-	354	544	973	441	1,430	1,871	728
06/30/99	Jacksonville/University	-	211	741	1,201	263	1,890	2,153	1,021
06/30/99	Houston/Highway 6 So.	-	751	1,006	2,214	936	3,035	3,971	1,505
06/30/99	Concord/Arnold	-	827	1,553	2,535	1,031	3,884	4,915	1,999
06/30/99	Rockville/Gude Drive	-	602	768	7,381	751	8,000	8,751	2,970
06/30/99	Bradenton/Cortez Road	-	476	885	1,427	588	2,200	2,788	1,156
06/30/99	San Antonio/Nw Loop	-	511	786	1,428	638	2,087	2,725	1,045
06/30/99	Anaheim / La Palma	-	1,378	851	1,624	1,720	2,133	3,853	1,036
06/30/99	Spring Valley/Sweetwater	-	271	380	5,528	356	5,823	6,179	2,390
06/30/99	Ft. Myers/Tamiami	-	948	962	1,976	1,184	2,702	3,886	1,344
06/30/99	Littleton/Centennial	-	421	804	1,262	526	1,961	2,487	1,055
06/30/99	Newark/Cedar Blvd	-	729	971	1,680	910	2,470	3,380	1,350
06/30/99	Falls Church/Columbia	-	901	975	1,600	1,126	2,350	3,476	1,210
06/30/99	Fairfax / Lee Highway	-	586	1,078	1,673	732	2,605	3,337	1,403
06/30/99	Wheat Ridge / W. 44th	-	480	789	1,259	599	1,929	2,528	1,070
06/30/99	Huntington Bch/Gotham	-	952	890	1,607	1,189	2,260	3,449	1,208
06/30/99	Fort Worth/McCart	-	372	942	998	464	1,848	2,312	839

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/30/99	San Diego/Clairemont	-	1,601	2,035	2,720	1,999	4,357	6,356	2,336
06/30/99	Houston/Millridge N.	-	1,160	1,983	4,466	1,449	6,160	7,609	3,632
06/30/99	Woodbridge/Jefferson	-	840	1,689	1,888	1,048	3,369	4,417	1,455
06/30/99	Mountainside	-	1,260	1,237	4,513	1,595	5,415	7,010	2,460
06/30/99	Woodbridge / Davis	-	1,796	1,623	2,834	2,243	4,010	6,253	2,314
06/30/99	Huntington Beach	-	1,026	1,437	1,719	1,282	2,900	4,182	1,574
06/30/99	Edison / Old Post Rd	-	498	1,267	1,707	621	2,851	3,472	1,613
06/30/99	Northridge/Parthenia	-	1,848	1,486	2,202	2,308	3,228	5,536	1,775
06/30/99	Brick Township/Brick	-	590	1,431	1,814	736	3,099	3,835	1,682
06/30/99	Stone Mountain/Rock	-	1,233	288	1,488	1,540	1,469	3,009	833
06/30/99	Hyattsville	-	768	2,186	2,447	959	4,442	5,401	2,552
06/30/99	Union City / Alvarado	-	992	1,776	2,059	1,239	3,588	4,827	2,031
06/30/99	Oak Park / Greenfield	-	621	1,735	1,903	774	3,485	4,259	2,028
06/30/99	Tujunga/Foothill Blvd	-	1,746	2,383	3,193	2,180	5,142	7,322	2,665
07/01/99	Pantego/W. Pioneer Pkwy	-	432	1,228	296	432	1,524	1,956	879
07/01/99	Nashville/Lafayette St	-	486	1,135	979	486	2,114	2,600	1,638
07/01/99	Nashville/Metroplex Dr	-	380	886	441	379	1,328	1,707	942
07/01/99	Madison / Myatt Dr	-	441	1,028	305	441	1,333	1,774	869
07/01/99	Hixson / Highway 153	-	488	1,138	568	487	1,707	2,194	1,193
07/01/99	Hixson / Gadd Rd	-	207	484	625	207	1,109	1,316	890
07/01/99	Red Bank / Harding Rd	-	452	1,056	423	452	1,479	1,931	1,064
07/01/99	Nashville/Welshwood Dr	-	934	2,179	525	934	2,704	3,638	1,827
07/01/99	Madison/Williams Ave	-	1,318	3,076	1,362	1,318	4,438	5,756	3,110
07/01/99	Nashville/Mcnally Dr	-	884	2,062	1,033	884	3,095	3,979	2,238
07/01/99	Hermitage/Central Ct	-	646	1,508	352	646	1,860	2,506	1,246
07/01/99	Antioch/Cane Ridge Rd	-	353	823	600	352	1,424	1,776	1,019
09/01/99	Charlotte / Ashley Road	-	664	1,551	309	651	1,873	2,524	1,268
09/01/99	Raleigh / Capital Blvd	-	927	2,166	1,278	908	3,463	4,371	1,752
09/01/99	Charlotte / South Blvd.	-	734	1,715	223	719	1,953	2,672	1,282
09/01/99	Greensboro/W.Market St.	-	603	1,409	181	591	1,602	2,193	1,027

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/08/99	Belmont / O'neill Ave	-	869	4,659	251	878	4,901	5,779	3,162
10/11/99	Matthews	-	937	3,165	2,008	1,500	4,610	6,110	2,530
11/15/99	Poplar, Memphis	-	1,631	3,093	2,636	2,377	4,983	7,360	2,663
12/17/99	Dallas / Swiss Ave	-	1,862	4,344	529	1,878	4,857	6,735	3,172
12/30/99	Oak Park/Greenfield Rd	-	1,184	3,685	212	1,196	3,885	5,081	2,444
12/30/99	Santa Anna	-	2,657	3,293	3,697	3,704	5,943	9,647	3,077
01/21/00	Hanover Park	-	262	3,104	126	256	3,236	3,492	1,945
01/25/00	Memphis / N.Germantwn Pkwy	-	884	3,024	1,616	1,301	4,223	5,524	2,370
01/31/00	Rowland Heights/Walnut	-	681	1,589	200	687	1,783	2,470	1,119
02/08/00	Lewisville / Justin Rd	-	529	2,919	4,396	1,679	6,165	7,844	3,052
02/28/00	Plano / Avenue K	-	2,064	10,407	3,432	1,220	14,683	15,903	9,627
04/01/00	Hyattsville/Edmonson	-	1,036	2,657	212	1,036	2,869	3,905	1,748
04/29/00	St.Louis/Ellisville Twn Centre	-	765	4,377	2,096	1,311	5,927	7,238	3,303
05/02/00	Mill Valley	-	1,412	3,294	(250)	1,283	3,173	4,456	1,988
05/02/00	Culver City	-	2,439	5,689	6,435	2,221	12,342	14,563	6,911
05/26/00	Phoenix/N. 35th Ave	-	868	2,967	167	867	3,135	4,002	1,087
06/05/00	Mount Sinai / Route 25a	-	950	3,338	2,315	1,599	5,004	6,603	2,662
06/15/00	Pinellas Park	-	526	2,247	1,466	887	3,352	4,239	1,724
06/30/00	San Antonio/Broadway St	-	1,131	4,558	1,465	1,130	6,024	7,154	3,480
07/13/00	Lincolnwood	-	1,598	3,727	418	1,613	4,130	5,743	2,661
07/17/00	La Palco/New Orleans	-	1,023	3,204	2,094	1,609	4,712	6,321	2,442
07/29/00	Tracy/1615& 1650 W.11th S	-	1,745	4,530	395	1,761	4,909	6,670	2,963

08/01/00	Pineville	-	2,197	3,417	2,669	2,965	5,318	8,283	2,826
08/23/00	Morris Plains	-	1,501	4,300	4,363	2,719	7,445	10,164	3,662
08/31/00	Florissant/New Halls Fry	-	800	4,225	240	807	4,458	5,265	2,696
08/31/00	Orange, CA	-	661	1,542	6,150	667	7,686	8,353	3,400
09/01/00	Bayshore, NY	-	1,277	2,980	2,000	1,533	4,724	6,257	2,843
09/01/00	Los Angeles, CA	-	590	1,376	667	708	1,925	2,633	1,264
09/13/00	Merrillville	-	343	2,474	1,693	832	3,678	4,510	1,905
09/15/00	Gardena / W. El Segundo	-	1,532	3,424	266	1,532	3,690	5,222	1,952

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/15/00	Chicago / Ashland Avenue	-	850	4,880	2,335	849	7,216	8,065	4,316
09/15/00	Oakland / Macarthur	-	678	2,751	395	678	3,146	3,824	1,741
09/15/00	Alexandria / Pickett Ii	-	2,743	6,198	540	2,743	6,738	9,481	3,664
09/15/00	Royal Oak / Coolidge Highway	-	1,062	2,576	359	1,062	2,935	3,997	1,573
09/15/00	Hawthorne / Crenshaw Blvd.	-	1,079	2,913	370	1,079	3,283	4,362	1,799
09/15/00	Rockaway / U.S. Route 46	-	2,424	4,945	536	2,423	5,482	7,905	3,023
09/15/00	Evanston / Greenbay	-	846	4,436	562	846	4,998	5,844	2,758
09/15/00	Los Angeles / Coliseum	-	3,109	4,013	383	3,108	4,397	7,505	2,370
09/15/00	Bethpage / Hempstead Turnpike	-	2,899	5,457	1,482	2,899	6,939	9,838	3,778
09/15/00	Northport / Fort Salonga Road	-	2,999	5,698	1,037	2,998	6,736	9,734	3,845
09/15/00	Brooklyn / St. Johns Place	-	3,492	6,026	1,594	3,491	7,621	11,112	4,356
09/15/00	Lake Ronkonkoma / Portion Rd.	-	937	4,199	594	937	4,793	5,730	2,577
09/15/00	Tampa/Gunn Hwy	-	1,843	4,300	330	1,843	4,630	6,473	2,710
09/18/00	Tampa/N. Del Mabry	-	2,204	2,447	10,337	2,239	12,749	14,988	8,165
09/30/00	Marietta/Kennestone& Hwy5	-	622	3,388	1,555	628	4,937	5,565	2,844
09/30/00	Lilburn/Indian Trail	-	1,695	5,170	1,850	1,711	7,004	8,715	3,946
11/15/00	Largo/Missouri	-	1,092	4,270	2,641	1,838	6,165	8,003	3,219
11/21/00	St. Louis/Wilson	-	1,608	3,913	2,104	1,627	5,998	7,625	3,338
12/21/00	Houston/7715 Katy Frwy	-	2,274	5,307	(1,482)	1,500	4,599	6,099	2,168
12/21/00	Houston/10801 Katy Frwy	-	1,664	3,884	198	1,618	4,128	5,746	2,321
12/21/00	Houston/Main St	-	1,681	3,924	428	1,684	4,349	6,033	2,445
12/21/00	Houston/W. Loop/S. Frwy	-	2,036	4,749	399	2,038	5,146	7,184	2,822
12/29/00	Chicago	-	1,946	6,002	196	1,949	6,195	8,144	3,531
12/29/00	Gardena	-	1,737	5,456	5,017	1,737	10,473	12,210	3,067
12/30/00	Raleigh/Glenwood	-	1,545	3,628	205	1,560	3,818	5,378	2,252
12/30/00	Frazier	-	800	3,324	99	800	3,423	4,223	1,852
01/05/01	Troy/E. Big Beaver Rd	-	2,195	4,221	2,173	2,820	5,769	8,589	2,907
01/11/01	Ft Lauderdale	-	954	3,972	2,777	1,746	5,957	7,703	2,990
01/16/01	No Hollywood/Sherman Way	-	2,173	5,442	3,715	2,200	9,130	11,330	4,405
01/18/01	Tuscon/E. Speedway	-	735	2,895	1,317	1,095	3,852	4,947	2,052

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/25/01	Lombard/Finley	-	851	3,806	2,685	1,564	5,778	7,342	2,963
03/15/01	Los Angeles/West Pico	-	8,579	8,630	2,408	8,294	11,323	19,617	6,203
04/01/01	Lakewood/Cedar Dr.	-	1,329	9,356	4,228	1,331	13,582	14,913	7,216
04/07/01	Farmingdale/Rte 110	-	2,364	5,807	2,198	1,779	8,590	10,369	4,271
04/17/01	Philadelphia/Aramingo	-	968	4,539	177	968	4,716	5,684	2,615
04/18/01	Largo/Walsingham Road	-	1,000	3,545	(179)	800	3,566	4,366	2,000
06/17/01	Port Washington/Seaview &W.Sh	-	2,381	4,608	1,927	2,359	6,557	8,916	3,310
06/18/01	Silver Springs/Prosperity	-	1,065	5,391	2,189	1,065	7,580	8,645	3,841
06/19/01	Tampa/W. Waters Ave & Wilsky	-	953	3,785	112	954	3,896	4,850	2,147
06/26/01	Middletown	-	1,535	4,258	2,830	2,295	6,328	8,623	3,061
07/29/01	Miami/Sw 85th Ave	-	2,755	4,951	3,758	2,730	8,734	11,464	4,349
08/28/01	Hoover/John Hawkins Pkwy	-	1,050	2,453	190	1,051	2,642	3,693	1,446
09/30/01	Syosset	-	2,461	5,312	2,225	3,089	6,909	9,998	3,382
12/27/01	Los Angeles/W.Jefferson	-	8,285	9,429	4,896	8,333	14,277	22,610	6,660
12/27/01	Howell/Hgwy 9	-	941	4,070	1,721	1,365	5,367	6,732	2,678
12/29/01	Catonsville/Kent	-	1,378	5,289	2,773	1,377	8,063	9,440	4,025
12/29/01	Old Bridge/Rte 9	-	1,244	4,960	115	1,250	5,069	6,319	2,669
12/29/01	Sacremento/Roseville	-	876	5,344	2,059	526	7,753	8,279	4,002
12/31/01	Santa Ana/E.Mcfadden	-	7,587	8,612	5,334	7,600	13,933	21,533	6,010
01/01/02	Concord	-	650	1,332	159	649	1,492	2,141	594
01/01/02	Tustin	-	962	1,465	347	962	1,812	2,774	842
01/01/02	Pasadena/Sierra Madre	-	706	872	103	706	975	1,681	409
01/01/02	Azusa	-	933	1,659	7,726	932	9,386	10,318	2,716
01/01/02	Redlands	-	423	1,202	426	422	1,629	2,051	635
01/01/02	Airport I	-	346	861	407	347	1,267	1,614	663
01/01/02	Miami / Marlin Road	-	562	1,345	259	562	1,604	2,166	760
01/01/02	Riverside	-	95	1,106	73	94	1,180	1,274	498
01/01/02	Oakland / San Leandro	-	330	1,116	185	330	1,301	1,631	563
01/01/02	Richmond / Jacuzzi	-	419	1,224	91	419	1,315	1,734	547
01/01/02	Santa Clara / Laurel	-	1,178	1,789	178	1,179	1,966	3,145	984

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/01/02	Pembroke Park	-	475	1,259	259	475	1,518	1,993	695
01/01/02	Ft. Lauderdale / Sun	-	452	1,254	295	452	1,549	2,001	652
01/01/02	San Carlos / Shorewa	-	737	1,360	175	737	1,535	2,272	605
01/01/02	Ft. Lauderdale / Sun	-	532	1,444	347	533	1,790	2,323	790
01/01/02	Sacramento / Howe	-	361	1,181	84	361	1,265	1,626	521
01/01/02	Sacramento / Capitol	-	186	1,284	362	186	1,646	1,832	866
01/01/02	Miami / Airport	-	517	915	353	517	1,268	1,785	661
01/01/02	Marietta / Cobb Park	-	419	1,571	452	420	2,022	2,442	1,021
01/01/02	Sacramento / Florin	-	624	1,710	1,248	623	2,959	3,582	1,763
01/01/02	Belmont / Dairy Lane	-	915	1,252	167	914	1,420	2,334	693
01/01/02	So. San Francisco	-	1,018	2,464	435	1,018	2,899	3,917	1,308
01/01/02	Palmdale / P Street	-	218	1,287	183	218	1,470	1,688	647
01/01/02	Tucker / Montreal Rd	-	760	1,485	308	758	1,795	2,553	785
01/01/02	Pasadena / S Fair Oaks	-	1,313	1,905	671	1,312	2,577	3,889	1,182
01/01/02	Carmichael/Fair Oaks	-	584	1,431	180	584	1,611	2,195	693
01/01/02	Carson / Carson St	-	507	877	200	506	1,078	1,584	506
01/01/02	San Jose / Felipe Ave	-	517	1,482	162	516	1,645	2,161	775
01/01/02	Miami / 27th Ave	-	272	1,572	472	271	2,045	2,316	925
01/01/02	San Jose / Capitol	-	400	1,183	274	401	1,456	1,857	600
01/01/02	Tucker / Mountain	-	519	1,385	333	520	1,717	2,237	724
01/03/02	St Charles/Veterans Memorial Pkwy	-	687	1,602	328	687	1,930	2,617	1,099
01/07/02	Bothell/ N. Bothell Way	-	1,063	4,995	236	1,062	5,232	6,294	2,727
01/15/02	Houston / N.Loop	-	2,045	6,178	2,178	2,045	8,356	10,401	4,064
01/16/02	Orlando / S. Kirkman	-	889	3,180	279	889	3,459	4,348	2,056
01/16/02	Austin / Us Hwy 183	-	608	3,856	220	608	4,076	4,684	2,449
01/16/02	Rochelle Park / 168	-	744	4,430	325	744	4,755	5,499	2,758
01/16/02	Honolulu / Waialae	-	10,631	10,783	879	10,629	11,664	22,293	6,516
01/16/02	Sunny Isles Bch	-	931	2,845	315	931	3,160	4,091	1,959
01/16/02	San Ramon / San Ramo	-	1,522	3,510	113	1,521	3,624	5,145	2,109
01/16/02	Austin / W. 6th St	-	2,399	4,493	564	2,399	5,057	7,456	3,029

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Schaumburg / W. Wise	-	1,158	2,598	108	1,157	2,707	3,864	1,605
01/16/02	Laguna Hills / Moulton	-	2,319	5,200	314	2,318	5,515	7,833	3,183
01/16/02	Annapolis / West St	-	955	3,669	142	955	3,811	4,766	2,226
01/16/02	Birmingham / Commons	-	1,125	3,938	336	1,125	4,274	5,399	2,511
01/16/02	Crestwood / Watson Rd	-	1,232	3,093	68	1,176	3,217	4,393	1,875
01/16/02	Northglenn /Huron St	-	688	2,075	175	688	2,250	2,938	1,333
01/16/02	Skokie / Skokie Blvd	-	716	5,285	256	716	5,541	6,257	3,107
01/16/02	Garden City / Stewart	-	1,489	4,039	399	1,489	4,438	5,927	2,655
01/16/02	Millersville / Veterans	-	1,036	4,229	274	1,035	4,504	5,539	2,680
01/16/02	W. Babylon / Sunrise	-	1,609	3,959	244	1,608	4,204	5,812	2,440
01/16/02	Memphis / Summer Ave	-	1,103	2,772	197	1,103	2,969	4,072	1,734
01/16/02	Santa Clara/Lafayette	-	1,393	4,626	50	1,393	4,676	6,069	2,550
01/16/02	Naperville / Washington	-	2,712	2,225	548	2,712	2,773	5,485	1,619
01/16/02	Phoenix/W Union Hills	-	1,071	2,934	145	1,065	3,085	4,150	1,810
01/16/02	Woodlawn / Whitehead	-	2,682	3,355	154	2,682	3,509	6,191	2,033
01/16/02	Issaquah / Pickering	-	1,138	3,704	85	1,137	3,790	4,927	2,182
01/16/02	West La /W Olympic	-	6,532	5,975	255	6,531	6,231	12,762	3,482
01/16/02	Pasadena / E. Colorado	-	1,125	5,160	190	1,124	5,351	6,475	2,951
01/16/02	Memphis / Covington	-	620	3,076	290	620	3,366	3,986	1,958
01/16/02	Hiawassee / N.Hiawassee	-	1,622	1,892	180	1,622	2,072	3,694	1,264
01/16/02	Longwood / State Rd	-	2,123	3,083	296	2,123	3,379	5,502	2,106
01/16/02	Casselberry / State	-	1,628	3,308	137	1,628	3,445	5,073	1,982
01/16/02	Honolulu/Kahala	-	3,722	8,525	286	3,721	8,812	12,533	4,862
01/16/02	Waukegan / Greenbay	-	933	3,826	114	933	3,940	4,873	2,215
01/16/02	Southfield / Telegraph	-	2,869	5,507	249	2,869	5,756	8,625	3,251
01/16/02	San Mateo / S. Delaware	-	1,921	4,602	213	1,921	4,815	6,736	2,641
01/16/02	Scottsdale/N.Hayden	-	2,111	3,564	112	2,117	3,670	5,787	2,047
01/16/02	Gilbert/W Park Ave	-	497	3,534	73	497	3,607	4,104	2,019
01/16/02	W.Palm Beach/Okeechobee	-	2,149	4,650	(218)	2,148	4,433	6,581	2,539
01/16/02	Indianapolis / W.86th	-	812	2,421	441	812	2,862	3,674	1,674

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/16/02	Indianapolis / Madison	-	716	2,655	614	716	3,269	3,985	1,668
01/16/02	Indianapolis / Rockville	-	704	2,704	1,007	704	3,711	4,415	1,826
01/16/02	Santa Cruz / River	-	2,148	6,584	214	2,147	6,799	8,946	3,588
01/16/02	Novato / Rush Landing	-	1,858	2,574	123	1,858	2,697	4,555	1,522
01/16/02	Martinez / Arnold Dr	-	847	5,422	83	847	5,505	6,352	2,880
01/16/02	Charlotte/Cambridge	-	836	3,908	94	836	4,002	4,838	2,234
01/16/02	Rancho Cucamonga	-	579	3,222	3,702	1,130	6,373	7,503	2,998
01/16/02	Renton / Kent	-	768	4,078	61	714	4,193	4,907	2,368
01/16/02	Hawthorne / Goffle Rd	-	2,414	4,918	129	2,413	5,048	7,461	2,742
02/02/02	Nashua / Southwood Dr	-	2,493	4,326	326	2,493	4,652	7,145	2,458
02/15/02	Houston/Fm 1960 East	-	859	2,004	204	859	2,208	3,067	1,187
03/07/02	Baltimore / Russell Street	-	1,763	5,821	308	1,763	6,129	7,892	3,171
03/11/02	Weymouth / Main St	-	1,440	4,433	272	1,439	4,706	6,145	2,466
03/28/02	Clinton / Branch Ave & Schultz	-	1,257	4,108	3,871	2,358	6,878	9,236	3,275
04/17/02	La Mirada/Alondra	-	1,749	5,044	2,862	2,575	7,080	9,655	3,389
05/01/02	N.Richlnd Hls/Rufe Snow Dr	-	632	6,337	2,540	631	8,878	9,509	4,405
05/02/02	Parkville/E.Joppa	-	898	4,306	191	898	4,497	5,395	2,293
06/17/02	Waltham / Lexington St	-	3,183	5,733	373	3,203	6,086	9,289	3,085
06/30/02	Nashville / Charlotte	-	876	2,004	202	876	2,206	3,082	1,181
07/02/02	Mt Juliet / Lebonan Rd	-	516	1,203	267	516	1,470	1,986	842
07/14/02	Yorktown / George Washington	-	707	1,684	185	707	1,869	2,576	1,016
07/22/02	Brea/E. Lambert & Clifwood Pk	-	2,114	3,555	203	2,113	3,759	5,872	1,908
08/01/02	Bricktown/Route 70	-	1,292	3,690	234	1,292	3,924	5,216	1,975
08/01/02	Danvers / Newbury St.	-	1,311	4,140	738	1,326	4,863	6,189	2,415
08/15/02	Montclair / Holt Blvd.	-	889	2,074	733	889	2,807	3,696	1,653
08/21/02	Rockville Centre/Merrick Rd	-	3,693	6,990	477	3,692	7,468	11,160	3,738
09/13/02	Lacey / Martin Way	-	1,379	3,217	155	1,379	3,372	4,751	1,541
09/13/02	Lakewood / Bridgeport	-	1,286	3,000	181	1,286	3,181	4,467	1,457
09/13/02	Kent / Pacific Highway	-	1,839	4,291	335	1,839	4,626	6,465	2,126
11/04/02	Scotch Plains /Route 22	-	2,124	5,072	155	2,126	5,225	7,351	2,653

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/23/02	Snta Clarita/Viaprincssa	-	2,508	3,008	3,669	2,508	6,677	9,185	3,127
02/13/03	Pasadena / Ritchie Hwy	-	2,253	4,218	35	2,253	4,253	6,506	2,042
02/13/03	Malden / Eastern Ave	-	3,212	2,739	227	3,212	2,966	6,178	1,435
02/24/03	Miami / SW 137th Ave	-	1,600	4,684	(173)	1,600	4,511	6,111	2,179
03/03/03	Chantilly / Dulles South Court	-	2,190	4,314	141	2,101	4,544	6,645	2,152
03/06/03	Medford / Mystic Ave	-	3,886	4,982	57	3,885	5,040	8,925	2,395
05/27/03	Castro Valley / Grove Way	-	2,247	5,881	1,040	2,307	6,861	9,168	3,291
08/02/03	Sacramento / E.Stockton Blvd	-	554	4,175	122	554	4,297	4,851	2,040
08/13/03	Timonium / W. Padonia Road	-	1,932	3,681	73	1,932	3,754	5,686	1,741
08/21/03	Van Nuys / Sepulveda	-	1,698	3,886	2,400	1,698	6,286	7,984	2,600
09/09/03	Westwood / East St	-	3,267	5,013	435	3,288	5,427	8,715	2,549
10/21/03	San Diego / Miramar Road	-	2,244	6,653	704	2,243	7,358	9,601	3,359
11/03/03	El Sobrante/San Pablo	-	1,255	4,990	1,424	1,257	6,412	7,669	3,275
11/06/03	Pearl City / Kamehameha Hwy	-	4,428	4,839	1,040	4,430	5,877	10,307	2,549
12/23/03	Boston / Southampton Street	-	5,334	7,511	881	5,345	8,381	13,726	3,752
01/09/04	Farmingville / Horseblock Road	-	1,919	4,420	42	1,918	4,463	6,381	2,005
02/27/04	Salem / Goodhue St.	-	1,544	6,160	173	1,544	6,333	7,877	2,785
03/18/04	Seven Corners / Arlington Blvd.	-	6,087	7,553	(176)	6,085	7,379	13,464	3,220
06/30/04	Marlton / Route 73	-	1,103	5,195	(13)	1,103	5,182	6,285	2,451
07/01/04	Long Island City/Northern Blvd.	-	4,876	7,610	(51)	4,876	7,559	12,435	3,289
07/09/04	West Valley Cty/Redwood	-	876	2,067	693	883	2,753	3,636	1,483
07/12/04	Hicksville/E. Old Country Rd.	-	1,693	3,910	254	1,692	4,165	5,857	1,788
07/15/04	Harwood/Ronald	-	1,619	3,778	364	1,619	4,142	5,761	1,838
09/24/04	E. Hanover/State Rt	-	3,895	4,943	278	3,895	5,221	9,116	2,158
10/14/04	Apple Valley/148th St	186	591	1,375	276	592	1,650	2,242	791
10/14/04	Blaine / Hwy 65 NE	289	789	1,833	868	713	2,777	3,490	1,186
10/14/04	Brooklyn Park / Lakeland Ave	-	1,411	3,278	342	1,413	3,618	5,031	1,634
10/14/04	Brooklyn Park / Xylon Ave	342	1,120	2,601	416	1,121	3,016	4,137	1,459
10/14/04	St Paul(Eagan)/Sibley Mem'l Hwy	185	615	1,431	184	616	1,614	2,230	744
10/14/04	Maple Grove / Zachary Lane	378	1,337	3,105	123	1,338	3,227	4,565	1,359

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/14/04	Minneapolis / Hiawatha Ave	433	1,480	3,437	310	1,481	3,746	5,227	1,672
10/14/04	New Hope / 36th Ave	446	1,332	3,094	957	1,333	4,050	5,383	2,066
10/14/04	Rosemount / Chippendale Ave	252	864	2,008	171	865	2,178	3,043	956
10/14/04	St Cloud/Franklin	169	575	1,338	123	576	1,460	2,036	650
10/14/04	Savage / W 128th St	439	1,522	3,535	251	1,523	3,785	5,308	1,630
10/14/04	Spring Lake Park/Hwy 65 NE	471	1,534	3,562	593	1,535	4,154	5,689	1,981
10/14/04	St Paul / Eaton St	-	1,161	2,698	213	1,163	2,909	4,072	1,287
10/14/04	St Paul-Hartzell / Wabash Ave	-	1,207	2,816	433	1,206	3,250	4,456	1,518
10/14/04	West St Paul / Marie Ave	-	1,447	3,361	1,455	1,449	4,814	6,263	2,589
10/14/04	Stillwater / Memorial Ave	478	1,669	3,876	233	1,671	4,107	5,778	1,763
10/14/04	St Paul-VadnaisHts/Birch Lake Rd	286	928	2,157	374	929	2,530	3,459	1,218
10/14/04	Woodbury / Hudson Road	-	1,863	4,327	311	1,857	4,644	6,501	2,091
10/14/04	Brown Deer / N Green Bay Rd	308	1,059	2,461	202	1,060	2,662	3,722	1,178
10/14/04	Germantown / Spaten Court	175	607	1,411	95	608	1,505	2,113	656
10/14/04	Milwaukee/ N 77th St	370	1,241	2,882	349	1,242	3,230	4,472	1,445
10/14/04	Milwaukee/ S 13th St	434	1,484	3,446	311	1,485	3,756	5,241	1,636
10/14/04	Oak Creek / S 27th St	224	751	1,746	213	752	1,958	2,710	881
10/14/04	Waukesha / Arcadian Ave	488	1,665	3,868	364	1,667	4,230	5,897	1,891
10/14/04	West Allis / W Lincoln Ave	407	1,390	3,227	300	1,391	3,526	4,917	1,569
10/14/04	Garland / O'Banion Rd	-	606	1,414	201	608	1,613	2,221	743
10/14/04	Grand Prairie/ Hwy360	-	942	2,198	179	944	2,375	3,319	1,055
10/14/04	Duncanville/N Duncnvill	-	1,524	3,556	615	1,525	4,170	5,695	1,932
10/14/04	Lancaster/ W Pleasant	-	993	2,317	188	995	2,503	3,498	1,099
10/14/04	Mesquite / Oates Dr	-	937	2,186	184	939	2,368	3,307	1,051
10/14/04	Dallas / E NW Hwy	-	942	2,198	185	944	2,381	3,325	1,055
11/24/04	Pompano Beach/E. Sample	-	1,608	3,754	296	1,621	4,037	5,658	1,726
11/24/04	Davie / SW 41st St.	-	2,467	5,758	329	2,466	6,088	8,554	2,599
11/24/04	North Bay Village/Kennedy	-	3,275	7,644	372	3,274	8,017	11,291	3,384
11/24/04	Miami / Biscayne Blvd	-	3,538	8,258	285	3,537	8,544	12,081	3,640
11/24/04	Miami Gardens/NW 57th St	-	2,706	6,316	232	2,706	6,548	9,254	2,789

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

11/24/04	Tamarac/ N University Dr	-	2,580	6,022	302	2,580	6,324	8,904	2,662
11/24/04	Miami / SW 31st Ave	-	11,574	27,009	407	11,571	27,419	38,990	11,322
11/24/04	Hialeah / W 20th Ave	-	2,224	5,192	507	2,224	5,699	7,923	2,665
11/24/04	Miami / SW 42nd St	-	2,955	6,897	612	2,958	7,506	10,464	3,454
11/24/04	Miami / SW 40th St	-	2,933	6,844	653	2,932	7,498	10,430	3,480
11/25/04	Carlsbad/CorteDelAbeto	-	2,861	6,676	3,221	2,861	9,897	12,758	3,864
01/19/05	Cheektowaga / William St	-	965	2,262	115	964	2,378	3,342	1,104
01/19/05	Amherst / Millersport Hwy	-	1,431	3,350	102	1,431	3,452	4,883	1,621
01/19/05	Lancaster / Walden Ave	-	528	1,244	166	528	1,410	1,938	689
01/19/05	Tonawanda/HospitalityCentreWay	-	1,205	2,823	110	1,205	2,933	4,138	1,364
01/19/05	Wheatfield / Niagara Falls Blv	-	1,130	2,649	91	1,130	2,740	3,870	1,280
01/20/05	Oak Lawn / Southwest Hwy	-	1,850	4,330	314	1,850	4,644	6,494	2,179
02/25/05	Owings Mills / Reisterstown Rd	-	887	3,865	20	887	3,885	4,772	1,551
04/26/05	Hoboken / 8th St	-	3,963	9,290	567	3,962	9,858	13,820	4,630
05/03/05	Bayville / 939 Route 9	-	1,928	4,519	137	1,928	4,656	6,584	2,132
05/03/05	Bricktown / Burnt Tavern Rd	-	3,522	8,239	214	3,521	8,454	11,975	3,854
05/03/05	JacksonTwnshp/N.County Line Rd	-	1,555	3,647	141	1,554	3,789	5,343	1,718
05/16/05	Methuen / Pleasant Valley St	-	2,263	4,540	209	2,263	4,749	7,012	1,875
05/19/05	Libertyville / Kelley Crt	-	2,042	4,783	156	2,042	4,939	6,981	2,245
05/19/05	Joliet / Essington	-	1,434	3,367	181	1,434	3,548	4,982	1,639
06/15/05	Atlanta/Howell Mill Rd NW	-	1,864	4,363	105	1,864	4,468	6,332	2,002
06/15/05	Smyrna / Herodian Way SE	-	1,294	3,032	262	1,293	3,295	4,588	1,481
07/07/05	Lithonia / Minola Dr	-	1,273	2,985	217	1,272	3,203	4,475	1,446
07/14/05	Kennesaw / Bells Ferry Rd NW	-	1,264	2,976	884	1,264	3,860	5,124	1,676
07/28/05	Atlanta / Monroe Dr NE	-	2,914	6,829	1,123	2,913	7,953	10,866	3,495
08/11/05	Suwanee / Old Peachtree Rd NE	-	1,914	4,497	289	1,914	4,786	6,700	2,171
09/08/05	Brandon / Providence Rd	-	2,592	6,067	241	2,592	6,308	8,900	2,770
09/15/05	Woodstock / Hwy 92	-	1,251	2,935	140	1,250	3,076	4,326	1,355
09/22/05	Charlotte / W. Arrowood Rd	-	1,426	3,335	(70)	1,153	3,538	4,691	1,529
10/05/05	Jacksonville Beach / Beach Bl	-	2,552	5,981	235	2,552	6,216	8,768	2,733

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/05/05	Bronx / Brush Ave	-	4,517	10,581	247	4,516	10,829	15,345	4,697
10/11/05	Austin / E. Ben White Blvd	-	213	3,461	67	213	3,528	3,741	1,233
10/13/05	Deerfield Beach/S. Powerline R	-	3,365	7,874	302	3,364	8,177	11,541	3,549
10/14/05	Cooper City / Sheridan St	-	3,035	7,092	328	3,034	7,421	10,455	3,255
10/20/05	Staten Island / Veterans Rd W.	-	3,599	8,430	292	3,598	8,723	12,321	3,791
10/20/05	Pittsburg / LoveridgeCenter	-	3,602	8,448	190	3,601	8,639	12,240	3,713
10/21/05	Norristown / W.Main St	-	1,465	4,818	379	1,465	5,197	6,662	1,921
11/02/05	Miller Place / Route 25A	-	2,757	6,459	267	2,757	6,726	9,483	5,289
11/18/05	Miami / Biscayne Blvd	-	7,434	17,268	462	7,433	17,731	25,164	7,559
12/01/05	Manchester / Taylor St	-	1,305	3,029	201	1,305	3,230	4,535	1,463
12/07/05	Buffalo Grove/E. Aptakisic Rd	-	1,986	4,635	129	1,986	4,764	6,750	2,056
12/13/05	Lorton / Pohick Rd & I95	-	1,167	4,582	439	1,184	5,004	6,188	1,878
12/16/05	Pico Rivera / Washington Blvd	-	4,719	11,012	122	4,719	11,134	15,853	4,728
12/27/05	Queens Village / Jamaica Ave	-	3,409	5,494	116	3,409	5,610	9,019	2,243
01/01/06	Costa Mesa / Placentia-A	-	275	754	239	275	993	1,268	382
01/01/06	Van Nuys / Sepulveda-A	-	497	886	154	497	1,040	1,537	386
01/01/06	Pico Rivera / Beverly	-	303	865	65	303	930	1,233	311
01/01/06	San Dimas	-	222	1,505	285	222	1,790	2,012	701
01/01/06	Long Beach / Cherry Ave	-	801	1,723	3,145	801	4,868	5,669	736
01/01/06	E.LA / Valley Blvd	-	670	1,845	406	685	2,236	2,921	958
01/01/06	Glendale / Eagle Rock Blvd	-	1,240	1,831	266	1,240	2,097	3,337	1,574
01/01/06	N. Pasadena / Lincoln Ave	-	357	535	76	357	611	968	232
01/01/06	Crossroads Pkwy/ 605 & 60 Fwys	-	146	773	80	146	853	999	342
01/01/06	Fremont / Enterprise	-	122	727	228	122	955	1,077	413
01/01/06	Milpitas/Montague I &Watson Ct	-	212	607	187	212	794	1,006	284
01/01/06	Wilmington	-	890	1,345	205	890	1,550	2,440	572
01/01/06	Sun Valley / Glenoaks	-	359	616	96	359	712	1,071	250
01/01/06	Corona	-	169	722	285	163	1,013	1,176	262
01/01/06	Norco	-	106	410	128	106	538	644	142
01/01/06	N. Hollywood / Vanowen	-	343	567	89	343	656	999	253

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

01/05/06	Norfolk/Widgeon Rd.	-	1,328	3,125	301	1,328	3,426	4,754	1,422
01/11/06	Goleta/Hollister&Stork	-	2,873	6,788	217	2,873	7,005	9,878	3,009
02/15/06	RockvilleCtr/Sunrs	-	1,813	4,264	1,630	1,813	5,894	7,707	2,550
03/16/06	Deerfield/S. Pfingsten Rd.	-	1,953	4,569	169	1,953	4,738	6,691	1,994
03/28/06	Pembroke Pines/S. Douglas Rd.	-	3,008	7,018	228	3,008	7,246	10,254	2,980
03/30/06	Miami/SW 24th Ave.	-	4,272	9,969	283	4,272	10,252	14,524	4,188
03/31/06	San Diego/MiraMesa&PacHts	-	2,492	7,127	5,404	3,794	11,229	15,023	2,844
05/01/06	Wilmington/Kirkwood Hwy	-	1,572	3,672	269	1,572	3,941	5,513	1,649
05/01/06	Jupiter/5100 Military Trail	-	4,397	10,266	255	4,397	10,521	14,918	4,282
05/01/06	Neptune/Neptune Blvd.	-	3,240	7,564	210	3,240	7,774	11,014	3,183
05/15/06	Suwanee/Peachtree Pkwy	-	2,483	5,799	116	2,483	5,915	8,398	2,391
05/26/06	Honolulu/Kapiolani&Kamake	-	9,329	20,400	954	9,329	21,354	30,683	7,421
06/06/06	Tampa/30th St	-	2,283	5,337	207	2,283	5,544	7,827	2,259
06/22/06	Centennial/S. Parker Rd.	-	1,786	4,173	246	1,786	4,419	6,205	1,781
07/01/06	Brooklyn/Knapp St	-	6,701	5,088	80	6,701	5,168	11,869	1,785
08/22/06	Scottsdale North	-	5,037	14,000	377	5,036	14,378	19,414	5,104
08/22/06	Dobson Ranch	-	1,896	5,065	228	1,896	5,293	7,189	1,879
08/22/06	Scottsdale Air Park	-	1,560	7,060	103	1,560	7,163	8,723	2,476
08/22/06	Shea	-	2,271	6,402	95	2,270	6,498	8,768	2,255
08/22/06	Collonade Mall	-	-	3,569	103	-	3,672	3,672	1,292
08/22/06	Union Hills	-	2,618	5,357	115	2,617	5,473	8,090	1,924
08/22/06	Speedway	-	1,921	6,105	240	1,920	6,346	8,266	2,299
08/22/06	Mill Avenue	-	621	2,447	191	621	2,638	3,259	965
08/22/06	Cooper Road	-	2,378	3,970	136	2,377	4,107	6,484	1,469
08/22/06	Desert Sky	-	1,603	4,667	180	1,603	4,847	6,450	1,736
08/22/06	Tanque Verde Road	-	1,636	3,714	98	1,636	3,812	5,448	1,339
08/22/06	Oro Valley	-	1,729	6,158	96	1,728	6,255	7,983	2,186
08/22/06	Sunnyvale	-	5,647	16,555	9,638	5,646	26,194	31,840	7,924
08/22/06	El Cerito	-	2,002	8,710	270	2,001	8,981	10,982	3,147
08/22/06	Westwood	-	7,826	13,848	712	7,824	14,562	22,386	5,324

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	El Cajon	-	7,490	13,341	1,912	7,488	15,255	22,743	5,727
08/22/06	Santa Ana	-	12,432	10,961	897	12,429	11,861	24,290	4,520
08/22/06	Culver City / 405 & Jefferson	-	3,689	14,555	253	3,688	14,809	18,497	5,160
08/22/06	Solana Beach	-	-	11,163	393	-	11,556	11,556	4,139
08/22/06	Huntington Beach	-	3,914	11,064	291	3,913	11,356	15,269	3,985
08/22/06	Ontario	-	2,904	5,762	369	2,904	6,131	9,035	2,231
08/22/06	Orange	-	2,421	9,184	308	2,421	9,492	11,913	3,362
08/22/06	Daly City	-	4,034	13,280	1,120	4,033	14,401	18,434	5,204
08/22/06	Castro Valley	-	3,682	5,986	260	3,681	6,247	9,928	2,179
08/22/06	Newark	-	3,550	6,512	138	3,550	6,650	10,200	2,308
08/22/06	Sacramento	-	1,864	4,399	114	1,864	4,513	6,377	1,600
08/22/06	San Leandro	-	2,979	4,776	147	2,979	4,923	7,902	1,732
08/22/06	San Lorenzo	-	1,842	4,387	153	1,841	4,541	6,382	1,635
08/22/06	Tracy	-	959	3,791	166	959	3,957	4,916	1,418
08/22/06	Aliso Viejo	-	6,640	11,486	233	6,639	11,720	18,359	4,062
08/22/06	Alicia Parkway	-	5,669	12,680	585	5,668	13,266	18,934	4,844
08/22/06	Capitol Expressway	-	-	3,970	105	-	4,075	4,075	1,441
08/22/06	Vista Park	-	-	-	172	-	172	172	124
08/22/06	Oakley	-	2,419	5,452	248	2,418	5,701	8,119	2,099
08/22/06	Livermore	-	2,972	6,816	162	2,971	6,979	9,950	2,429
08/22/06	Sand City	-	2,563	8,291	112	2,563	8,403	10,966	2,905
08/22/06	Tracy II	-	1,762	4,487	154	1,762	4,641	6,403	1,645
08/22/06	SF-Evans	-	3,966	7,487	518	3,965	8,006	11,971	3,030
08/22/06	Natomas	-	1,302	5,063	130	1,302	5,193	6,495	1,841
08/22/06	Golden / 6th & Simms	-	853	2,817	275	853	3,092	3,945	1,145
08/22/06	Littleton / Hampden - South	-	1,040	2,261	54	1,040	2,315	3,355	821
08/22/06	Margate	-	3,482	5,742	331	3,482	6,073	9,555	2,202
08/22/06	Delray Beach	-	3,546	7,076	202	3,546	7,278	10,824	2,578
08/22/06	Lauderhill	-	2,807	6,668	174	2,807	6,842	9,649	2,421
08/22/06	Roswell	-	908	3,308	326	908	3,634	4,542	1,339

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Morgan Falls	-	3,229	7,844	255	3,228	8,100	11,328	2,829
08/22/06	Norcross	-	724	2,197	207	724	2,404	3,128	906
08/22/06	Stone Mountain	-	500	2,055	199	500	2,254	2,754	850
08/22/06	Tucker	-	731	2,664	306	731	2,970	3,701	1,120
08/22/06	Forest Park	-	502	1,731	232	502	1,963	2,465	763
08/22/06	Clairmont Road	-	804	2,345	179	804	2,524	3,328	918
08/22/06	Gwinnett Place	-	1,728	3,982	158	1,728	4,140	5,868	1,468
08/22/06	Perimeter Center	-	3,414	8,283	267	3,413	8,551	11,964	3,002
08/22/06	Peachtree Industrial Blvd.	-	2,443	6,682	308	2,442	6,991	9,433	2,476
08/22/06	Satellite Blvd	-	1,940	3,907	235	1,940	4,142	6,082	1,498
08/22/06	Hillside	-	1,949	3,611	260	1,949	3,871	5,820	1,417
08/22/06	Orland Park	-	2,977	5,443	226	2,976	5,670	8,646	2,043
08/22/06	Bolingbrook / Brook Ct	-	1,342	2,133	172	1,342	2,305	3,647	858
08/22/06	Wheaton	-	1,531	5,584	257	1,531	5,841	7,372	2,080
08/22/06	Lincolnwood / Touhy	-	700	3,307	110	700	3,417	4,117	1,212
08/22/06	Niles	-	826	1,473	197	826	1,670	2,496	639
08/22/06	Berwyn	-	728	5,310	286	728	5,596	6,324	2,029
08/22/06	Chicago Hts / N Western	-	1,367	3,359	138	1,367	3,497	4,864	1,269
08/22/06	River West	-	296	2,443	246	296	2,689	2,985	1,024
08/22/06	Fullerton	-	1,369	6,500	420	1,369	6,920	8,289	2,592
08/22/06	Glenview West	-	1,283	2,621	293	1,282	2,915	4,197	1,073
08/22/06	Glendale / Keystone Ave.	-	1,733	3,958	225	1,733	4,183	5,916	1,522
08/22/06	College Park / W. 86th St.	-	1,381	2,669	56	1,381	2,725	4,106	966
08/22/06	Carmel / N. Range Line Rd.	-	2,580	5,025	262	2,580	5,287	7,867	1,894
08/22/06	Geogetown / Georgetown Rd.	-	1,263	4,224	175	1,263	4,399	5,662	1,562
08/22/06	Fishers / Allisonville Rd.	-	2,106	3,629	378	2,105	4,008	6,113	1,548
08/22/06	Castleton / Corporate Dr.	-	914	2,465	140	914	2,605	3,519	970
08/22/06	Geist / Fitness Lane	-	2,133	3,718	98	2,133	3,816	5,949	1,359
08/22/06	Indianapolis / E. 6nd St.	-	444	2,141	83	444	2,224	2,668	803
08/22/06	Suitland	-	2,337	5,799	279	2,336	6,079	8,415	2,200

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Gaithersburg	-	4,239	8,516	273	4,238	8,790	13,028	3,151
08/22/06	Germantown	-	2,057	4,510	268	2,057	4,778	6,835	1,758
08/22/06	Briggs Chaney	-	2,073	2,802	135	2,024	2,986	5,010	1,069
08/22/06	Oxon Hill	-	1,557	3,971	163	1,556	4,135	5,691	1,469
08/22/06	Frederick / Thomas Johnson	-	1,811	2,695	263	1,811	2,958	4,769	1,132
08/22/06	Clinton	-	2,728	5,363	87	2,728	5,450	8,178	1,915
08/22/06	Reisterstown	-	833	2,035	146	833	2,181	3,014	798
08/22/06	Plymouth	-	2,018	4,415	158	2,017	4,574	6,591	1,645
08/22/06	Madison Heights	-	2,354	4,391	162	2,354	4,553	6,907	1,660
08/22/06	Ann Arbor	-	1,921	4,068	126	1,920	4,195	6,115	1,497
08/22/06	Canton	-	710	4,287	218	710	4,505	5,215	1,643
08/22/06	Fraser	-	2,026	5,393	179	2,025	5,573	7,598	1,996
08/22/06	Livonia	-	1,849	3,860	177	1,848	4,038	5,886	1,448
08/22/06	Sterling Heights	-	2,996	5,358	222	2,995	5,581	8,576	1,994
08/22/06	Warren	-	3,345	7,004	142	3,344	7,147	10,491	2,502
08/22/06	Rochester	-	1,876	3,032	238	1,876	3,270	5,146	1,224
08/22/06	Taylor	-	1,635	4,808	183	1,634	4,992	6,626	1,796
08/22/06	Jackson	-	442	1,756	290	442	2,046	2,488	794
08/22/06	Troy	-	1,237	2,093	46	1,237	2,139	3,376	760
08/22/06	Rochester Hills	-	1,780	4,559	82	1,780	4,641	6,421	1,620
08/22/06	Auburn Hills	-	1,888	3,017	162	1,887	3,180	5,067	1,162
08/22/06	Flint South	-	543	3,068	153	542	3,222	3,764	1,157
08/22/06	Troy - Maple	-	2,570	5,775	132	2,570	5,907	8,477	2,071
08/22/06	Matawan	-	4,282	7,813	584	4,282	8,397	12,679	3,139
08/22/06	Marlboro	-	2,214	5,868	258	2,214	6,126	8,340	2,193
08/22/06	Voorhees	-	2,705	5,486	126	2,705	5,612	8,317	1,966
08/22/06	Dover/Rockaway	-	3,395	5,327	144	3,394	5,472	8,866	1,927
08/22/06	Marlton	-	1,635	2,273	111	1,635	2,384	4,019	870
08/22/06	West Paterson	-	701	5,689	353	701	6,042	6,743	2,232
08/22/06	Yonkers	-	4,473	9,925	3,113	4,473	13,038	17,511	5,877

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Van Dam Street	-	3,527	6,935	3,015	3,527	9,950	13,477	4,784
08/22/06	Northern Blvd	-	5,373	9,970	3,040	5,372	13,011	18,383	7,063
08/22/06	Gold Street	-	6,747	16,544	3,829	6,746	20,374	27,120	9,293
08/22/06	Utica Avenue	-	7,746	13,063	1,717	7,744	14,782	22,526	6,093
08/22/06	Melville	-	4,659	6,572	3,636	4,658	10,209	14,867	3,310
08/22/06	Westgate	-	697	1,211	207	697	1,418	2,115	561
08/22/06	Capital Boulevard	-	757	1,681	136	757	1,817	2,574	681
08/22/06	Cary	-	1,145	5,104	337	1,145	5,441	6,586	1,961
08/22/06	Garner	-	529	1,211	133	529	1,344	1,873	513
08/22/06	Morrisville	-	703	1,880	229	703	2,109	2,812	780
08/22/06	Atlantic Avenue	-	1,693	6,293	263	1,692	6,557	8,249	2,345
08/22/06	Friendly Avenue	-	1,169	3,043	267	1,169	3,310	4,479	1,238
08/22/06	Glenwood Avenue	-	1,689	4,948	261	1,689	5,209	6,898	1,869
08/22/06	Poole Road	-	1,271	2,919	197	1,271	3,116	4,387	1,147
08/22/06	South Raleigh	-	800	2,219	207	800	2,426	3,226	897
08/22/06	Wendover	-	2,891	7,656	269	2,891	7,925	10,816	2,846
08/22/06	Beaverton / Hwy 217	-	2,130	3,908	176	2,130	4,084	6,214	1,460
08/22/06	Gresham / Hogan Rd	-	1,957	4,438	170	1,957	4,608	6,565	1,671
08/22/06	Hillsboro / TV Hwy	-	3,095	8,504	129	3,095	8,633	11,728	3,008
08/22/06	Westchester	-	-	5,735	456	-	6,191	6,191	2,287
08/22/06	Airport	-	4,597	8,728	366	4,596	9,095	13,691	3,279
08/22/06	Oxford Valley	-	2,430	5,365	170	2,430	5,535	7,965	1,960
08/22/06	Valley Forge	-	-	-	115	-	115	115	83
08/22/06	Jenkintown	-	-	-	66	-	66	66	57
08/22/06	Burke	-	2,522	4,019	109	2,521	4,129	6,650	1,449
08/22/06	Midlothian Turnpike	-	1,978	3,244	158	1,978	3,402	5,380	1,216
08/22/06	South Military Highway	-	1,611	2,903	145	1,610	3,049	4,659	1,081
08/22/06	Newport News North	-	2,073	4,067	199	2,072	4,267	6,339	1,506
08/22/06	Virginia Beach Blvd.	-	2,743	4,786	245	2,743	5,031	7,774	1,787
08/22/06	Bayside	-	1,570	2,708	174	1,570	2,882	4,452	995

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Chesapeake	-	1,507	4,296	207	1,506	4,504	6,010	1,576
08/22/06	Leesburg	-	1,935	2,485	124	1,935	2,609	4,544	933
08/22/06	Dale City	-	1,885	3,335	247	1,885	3,582	5,467	1,293
08/22/06	Gainesville	-	1,377	2,046	170	1,377	2,216	3,593	838
08/22/06	Charlottesville	-	1,481	2,397	178	1,481	2,575	4,056	923
08/22/06	Laskin Road	-	1,448	2,634	197	1,447	2,832	4,279	999
08/22/06	Holland Road	-	1,565	2,227	1,041	1,387	3,446	4,833	1,043
08/22/06	Princess Anne Road	-	1,479	2,766	71	1,478	2,838	4,316	1,006
08/22/06	Cedar Road	-	1,138	2,083	122	1,138	2,205	3,343	803
08/22/06	Crater Road	-	1,497	2,266	183	1,497	2,449	3,946	913
08/22/06	Temple	-	993	2,231	217	993	2,448	3,441	942
08/22/06	Jefferson Davis Hwy	-	954	2,156	105	954	2,261	3,215	801
08/22/06	McLean	-	-	8,815	313	-	9,128	9,128	6,006
08/22/06	Burke Centre	-	4,756	8,705	286	4,756	8,991	13,747	3,184
08/22/06	Fordson	-	3,063	5,235	151	3,063	5,386	8,449	1,910
08/22/06	Fullerton	-	4,199	8,867	341	4,199	9,208	13,407	3,286
08/22/06	Telegraph	-	2,183	4,467	216	2,183	4,683	6,866	1,690
08/22/06	Mt Vernon	-	4,876	11,544	373	4,875	11,918	16,793	4,247
08/22/06	Bellingham	-	2,160	4,340	200	2,160	4,540	6,700	1,653
08/22/06	Everett Central	-	2,137	4,342	141	2,136	4,484	6,620	1,595
08/22/06	Tacoma / Highland Hills	-	2,647	5,533	254	2,647	5,787	8,434	2,108
08/22/06	Edmonds	-	5,883	10,514	386	5,882	10,901	16,783	3,906
08/22/06	Kirkland 124th	-	2,827	5,031	209	2,826	5,241	8,067	1,921
08/22/06	Woodinville	-	2,603	5,723	180	2,603	5,903	8,506	2,108
08/22/06	Burien / Des Moines	-	3,063	5,952	357	3,062	6,310	9,372	2,329
08/22/06	SeaTac	-	2,439	4,623	717	2,439	5,340	7,779	2,129
08/22/06	Southcenter	-	2,054	3,665	207	2,053	3,873	5,926	1,426
08/22/06	Puyallup / Canyon Rd	-	1,123	1,940	114	1,123	2,054	3,177	752
08/22/06	Puyallup / South Hill	-	1,567	2,610	312	1,567	2,922	4,489	1,103
08/22/06	Queen Anne/Magnolia	-	3,191	11,723	258	3,190	11,982	15,172	4,179

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Kennydale	-	3,424	7,799	631	3,424	8,430	11,854	3,015
08/22/06	Bellefield	-	3,019	5,541	396	3,018	5,938	8,956	2,227
08/22/06	Factoria Square	-	3,431	8,891	221	3,431	9,112	12,543	3,213
08/22/06	Auburn / 16th Ave	-	2,491	4,716	149	2,491	4,865	7,356	1,748
08/22/06	East Bremerton	-	1,945	5,203	262	1,944	5,466	7,410	1,922
08/22/06	Port Orchard	-	1,144	2,885	183	1,143	3,069	4,212	1,144
08/22/06	West Seattle	-	3,573	8,711	107	3,572	8,819	12,391	3,050
08/22/06	Vancouver / Salmon Creek	-	2,667	5,597	111	2,666	5,709	8,375	2,014
08/22/06	West Bremerton	-	1,778	3,067	110	1,777	3,178	4,955	1,140
08/22/06	Kent / 132nd	-	1,806	3,880	130	1,805	4,011	5,816	1,439
08/22/06	Lacey / Martin Way	-	1,211	2,162	123	1,211	2,285	3,496	818
08/22/06	Lynwood / Hwy 9	-	2,172	3,518	237	2,171	3,756	5,927	1,386
08/22/06	W Olympia / Black Lake Blvd	-	1,295	2,300	38	1,295	2,338	3,633	823
08/22/06	Parkland / A St	-	1,855	3,819	233	1,854	4,053	5,907	1,507
08/22/06	Lake Union	-	11,602	32,019	14,667	11,600	46,688	58,288	13,271
08/22/06	Bellevue / 122nd	-	9,552	21,891	1,053	9,550	22,946	32,496	8,460
08/22/06	Gig Harbor/Olympic	-	1,762	3,196	134	1,762	3,330	5,092	1,201
08/22/06	Seattle /Ballinger Way	-	-	7,098	76	-	7,174	7,174	2,489
08/22/06	Scottsdale South	-	2,377	3,524	332	2,377	3,856	6,233	1,410
08/22/06	Phoenix	-	2,516	5,638	354	2,515	5,993	8,508	2,133
08/22/06	Chandler	-	2,910	5,460	185	2,909	5,646	8,555	2,005
08/22/06	Phoenix East	-	1,524	5,151	241	1,524	5,392	6,916	1,936
08/22/06	Mesa	-	1,604	4,434	446	1,604	4,880	6,484	1,815
08/22/06	Union City	-	1,905	3,091	5,062	1,904	8,154	10,058	2,704
08/22/06	La Habra	-	5,439	10,239	368	5,438	10,608	16,046	3,755
08/22/06	Palo Alto	-	4,259	6,362	209	4,258	6,572	10,830	2,324
08/22/06	Kearney - Balboa	-	4,565	11,584	353	4,564	11,938	16,502	4,245
08/22/06	South San Francisco	-	1,593	4,995	391	1,593	5,386	6,979	2,025
08/22/06	Mountain View	-	1,505	3,839	100	1,505	3,939	5,444	1,388
08/22/06	Denver / Tamarac	-	666	1,109	72	665	1,182	1,847	1,084

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Littleton / Windermere	-	2,214	4,186	166	2,213	4,353	6,566	1,595
08/22/06	Thornton / Quivas	-	547	1,439	191	547	1,630	2,177	653
08/22/06	Northglenn / Irma Dr.	-	1,579	3,716	2,276	1,579	5,992	7,571	2,085
08/22/06	Oakland Park	-	8,821	20,512	2,477	8,820	22,990	31,810	8,572
08/22/06	Seminole	-	1,821	3,817	177	1,820	3,995	5,815	1,423
08/22/06	Military Trail	-	6,514	10,965	857	6,513	11,823	18,336	4,421
08/22/06	Blue Heron	-	8,121	11,641	1,290	8,119	12,933	21,052	4,635
08/22/06	Alsip / 127th St	-	1,891	3,414	153	1,891	3,567	5,458	1,303
08/22/06	Dolton	-	1,784	4,508	155	1,783	4,664	6,447	1,658
08/22/06	Lombard / 330 North Ave	-	1,506	2,596	321	1,506	2,917	4,423	1,197
08/22/06	Rolling Meadows / Rohlwing	-	1,839	3,620	367	1,838	3,988	5,826	1,506
08/22/06	Schaumburg / Hillcrest Blvd	-	1,732	4,026	191	1,732	4,217	5,949	1,540
08/22/06	Bridgeview	-	1,396	3,651	220	1,395	3,872	5,267	1,439
08/22/06	Willowbrook	-	1,730	3,355	183	1,729	3,539	5,268	1,309
08/22/06	Lisle	-	1,967	3,525	416	1,967	3,941	5,908	1,426
08/22/06	Laurel	-	1,323	2,577	207	1,323	2,784	4,107	1,032
08/22/06	Crofton	-	1,373	3,377	248	1,373	3,625	4,998	1,315
08/22/06	Lansing	-	114	1,126	246	114	1,372	1,486	546
08/22/06	Southfield	-	4,181	6,338	107	4,180	6,446	10,626	2,259
08/22/06	Troy - Oakland Mall	-	2,281	4,953	207	2,281	5,160	7,441	1,849
08/22/06	Walled Lake	-	2,788	4,784	184	2,787	4,969	7,756	1,748
08/22/06	Salem / Lancaster	-	2,036	4,827	366	2,035	5,194	7,229	1,943
08/22/06	Tigard / King City	-	1,959	7,189	201	1,959	7,390	9,349	2,550
08/22/06	Portland / SE 82nd Ave	-	1,519	4,390	221	1,518	4,612	6,130	1,660
08/22/06	Beaverton/HWY 217	-	3,294	7,186	158	3,294	7,344	10,638	2,589
08/22/06	Beaverton / Cornell Rd	-	1,869	3,814	59	1,869	3,873	5,742	1,350
08/22/06	Fairfax	-	6,895	10,006	366	6,893	10,374	17,267	3,706
08/22/06	Falls Church	-	2,488	15,341	391	2,487	15,733	18,220	5,482
08/22/06	Manassas West	-	912	2,826	206	912	3,032	3,944	1,101
08/22/06	Herndon	-	2,625	3,105	216	2,625	3,321	5,946	1,231

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Newport News South	-	2,190	5,264	174	2,190	5,438	7,628	1,900
08/22/06	North Richmond	-	1,606	2,411	231	1,605	2,643	4,248	1,020
08/22/06	Kempsville	-	1,165	1,951	136	1,165	2,087	3,252	755
08/22/06	Manassas East	-	1,297	2,843	134	1,297	2,977	4,274	1,072
08/22/06	Vancouver / Vancouver Mall	-	1,751	3,251	158	1,750	3,410	5,160	1,232
08/22/06	White Center	-	2,091	4,530	190	2,091	4,720	6,811	1,702
08/22/06	Factoria	-	2,770	5,429	524	2,769	5,954	8,723	2,339
08/22/06	Federal Way/Pac Hwy& 320th St	-	4,027	8,554	2,502	4,030	11,053	15,083	3,857
08/22/06	Renton	-	2,752	6,378	203	2,751	6,582	9,333	2,361
08/22/06	Issaquah	-	3,739	5,624	166	3,738	5,791	9,529	2,008
08/22/06	East Lynnwood	-	2,250	4,790	349	2,249	5,140	7,389	1,827
08/22/06	Tacoma / 96th St & 32nd Ave	-	1,604	2,394	178	1,604	2,572	4,176	952
08/22/06	Smokey Point	-	607	1,723	166	607	1,889	2,496	718
08/22/06	Shoreline / 145th	-	2,926	4,910	6,956	2,926	11,866	14,792	3,266
08/22/06	Mt. Clemens	-	1,247	3,590	114	1,246	3,705	4,951	1,320
08/22/06	Ramsey	-	552	2,155	105	552	2,260	2,812	837
08/22/06	Apple Valley / 155th St	-	1,203	3,136	101	1,203	3,237	4,440	1,161
08/22/06	Brooklyn Park / 73rd Ave	-	1,953	3,902	581	1,953	4,483	6,436	1,735
08/22/06	Burnsville Parkway W	-	1,561	4,359	140	1,561	4,499	6,060	1,602
08/22/06	Chanhassen	-	3,292	6,220	197	3,291	6,418	9,709	2,277
08/22/06	Coon Rapids / Robinson Dr	-	1,991	4,975	351	1,990	5,327	7,317	2,009
08/22/06	Eden Prairie East	-	3,516	5,682	351	3,516	6,033	9,549	2,255
08/22/06	Eden Prairie West	-	3,713	7,177	212	3,712	7,390	11,102	2,602
08/22/06	Edina	-	4,422	8,190	102	4,422	8,292	12,714	2,868
08/22/06	Hopkins	-	1,460	2,510	122	1,459	2,633	4,092	954
08/22/06	Little Canada	-	3,490	7,062	478	3,489	7,541	11,030	2,771
08/22/06	Maple Grove / Lakeland Dr	-	1,513	3,272	849	1,513	4,121	5,634	1,455
08/22/06	Minnetonka	-	1,318	2,087	150	1,318	2,237	3,555	817
08/22/06	Plymouth 169	-	684	1,323	361	684	1,684	2,368	792
08/22/06	Plymouth 494	-	2,000	4,260	1,769	2,356	5,673	8,029	2,241

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Plymouth West	-	1,973	6,638	188	1,973	6,826	8,799	2,396
08/22/06	Richfield	-	1,641	5,688	653	1,641	6,341	7,982	2,529
08/22/06	Shorewood	-	2,805	7,244	298	2,805	7,542	10,347	2,687
08/22/06	Woodbury / Wooddale Dr	-	2,220	5,307	241	2,220	5,548	7,768	2,006
08/22/06	Central Parkway	-	2,545	4,637	360	2,544	4,998	7,542	1,814
08/22/06	Kirkman East	-	2,479	3,717	264	2,478	3,982	6,460	1,493
08/22/06	Pinole	-	1,703	3,047	145	1,703	3,192	4,895	1,159
08/22/06	Martinez	-	3,277	7,126	171	3,277	7,297	10,574	2,578
08/22/06	Portland / 16th & Sandy Blvd	-	1,053	3,802	166	1,052	3,969	5,021	1,416
08/22/06	Houghton	-	2,694	4,132	164	2,693	4,297	6,990	1,525
08/22/06	Antioch	-	1,853	6,475	108	1,853	6,583	8,436	2,285
08/22/06	Holcomb Bridge	-	1,906	4,303	122	1,905	4,426	6,331	1,555
08/22/06	Palatine / Rand Rd	-	1,215	1,895	67	1,215	1,962	3,177	708
08/22/06	Washington Sq/Wash. Point Dr	-	523	1,073	128	523	1,201	1,724	471
08/22/06	Indianapolis/N.Illinois	-	182	2,795	132	182	2,927	3,109	1,079
08/22/06	Canton South	-	769	3,316	145	768	3,462	4,230	1,254
08/22/06	Bricktown	-	2,881	5,834	185	2,880	6,020	8,900	2,143
08/22/06	Commack	-	2,688	6,376	4,406	2,687	10,783	13,470	2,925
08/22/06	Nesconset / Nesconset Hwy	-	1,374	3,151	113	1,373	3,265	4,638	1,159
08/22/06	Great Neck	-	1,229	3,299	80	1,229	3,379	4,608	1,190
08/22/06	Hempstead / S. Franklin St.	-	509	3,042	220	509	3,262	3,771	1,193
08/22/06	Bethpage / Stuart Ave	-	2,387	7,104	273	2,387	7,377	9,764	2,596
08/22/06	Helotes	-	1,833	3,557	84	1,833	3,641	5,474	1,329
08/22/06	Medical Center San Antonio	-	1,571	4,217	137	1,571	4,354	5,925	1,544
08/22/06	Oak Hills	-	-	7,449	166	-	7,615	7,615	2,671
08/22/06	Olympia	-	2,382	4,182	74	2,382	4,256	6,638	1,476
08/22/06	Las Colinas	-	676	3,338	157	676	3,495	4,171	1,250
08/22/06	Old Towne	-	2,756	13,080	217	2,755	13,298	16,053	4,579
08/22/06	Juanita	-	2,318	7,554	37	2,220	7,689	9,909	2,691
08/22/06	Ansley Park	-	3,132	11,926	308	3,131	12,235	15,366	4,284

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Brookhaven	-	2,740	8,333	275	2,739	8,609	11,348	3,017
08/22/06	Decatur	-	2,556	10,146	178	2,556	10,324	12,880	3,580
08/22/06	Oregon City	-	1,582	3,539	127	1,581	3,667	5,248	1,306
08/22/06	Portland/Barbur	-	2,328	9,134	148	2,327	9,283	11,610	3,246
08/22/06	Salem / Liberty Road	-	1,994	5,304	165	1,993	5,470	7,463	1,961
08/22/06	Edgemont	-	3,585	7,704	208	3,585	7,912	11,497	2,767
08/22/06	Bedford	-	2,042	4,176	201	2,041	4,378	6,419	1,583
08/22/06	Kingwood	-	1,625	2,926	206	1,625	3,132	4,757	1,162
08/22/06	Hillcroft	-	-	3,994	182	-	4,176	4,176	1,494
08/22/06	T.C. Jester	-	2,047	4,819	320	2,047	5,139	7,186	1,879
08/22/06	Windcrest	-	764	2,601	418	764	3,019	3,783	1,219
08/22/06	Mission Bend	-	1,381	3,141	159	1,381	3,300	4,681	1,189
08/22/06	Parker Road & Independence	-	2,593	5,464	115	2,593	5,579	8,172	1,964
08/22/06	Park Cities East	-	4,205	6,259	38	4,204	6,298	10,502	2,172
08/22/06	MaCarthur Crossing	-	2,635	5,698	471	2,635	6,169	8,804	2,162
08/22/06	Arlington/S.Cooper	-	2,305	4,308	178	2,305	4,486	6,791	1,566
08/22/06	Woodforest	-	1,534	3,545	1,144	1,534	4,689	6,223	1,669
08/22/06	Preston Road	-	1,931	3,246	175	1,930	3,422	5,352	1,234
08/22/06	East Lamar	-	1,581	2,878	212	1,581	3,090	4,671	1,123
08/22/06	Lewisville/Interstate 35	-	2,696	4,311	272	2,696	4,583	7,279	1,705
08/22/06	Round Rock	-	1,256	2,153	121	1,256	2,274	3,530	836
08/22/06	Slaughter Lane	-	1,881	3,326	165	1,881	3,491	5,372	1,265

08/22/06	Valley Ranch	-	1,927	5,390	252	1,926	5,643	7,569	2,041
08/22/06	Nacogdoches	-	1,422	2,655	190	1,422	2,845	4,267	1,040
08/22/06	Thousand Oaks	-	1,815	3,814	222	1,814	4,037	5,851	1,439
08/22/06	Highway 78	-	1,344	2,288	128	1,344	2,416	3,760	881
08/22/06	The Quarry	-	1,841	8,765	217	1,840	8,983	10,823	3,156
08/22/06	Cinco Ranch	-	939	2,085	119	938	2,205	3,143	782
08/22/06	North Carrollton	-	2,408	4,204	163	2,407	4,368	6,775	1,579
08/22/06	First Colony	-	1,181	2,930	102	1,180	3,033	4,213	1,061

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	North Park	-	1,444	3,253	129	1,443	3,383	4,826	1,203
08/22/06	South Main	-	521	723	307	521	1,030	1,551	544
08/22/06	Westchase	-	903	3,748	148	902	3,897	4,799	1,396
08/22/06	Lakeline	-	1,289	3,762	4,929	1,837	8,143	9,980	1,495
08/22/06	Highway 26	-	1,353	3,147	128	1,353	3,275	4,628	1,167
08/22/06	Shavano Park	-	972	4,973	129	972	5,102	6,074	1,790
08/22/06	Oltorf	-	880	3,693	165	880	3,858	4,738	1,384
08/22/06	Irving	-	686	1,367	405	686	1,772	2,458	842
08/22/06	Hill Country Village	-	988	3,524	452	988	3,976	4,964	1,555
08/22/06	San Antonio NE	-	253	664	508	253	1,172	1,425	460
08/22/06	East Pioneer II	-	786	1,784	327	786	2,111	2,897	875
08/22/06	Westheimer	-	594	2,316	499	594	2,815	3,409	1,153
08/22/06	San Antonio/Jones-Maltsberger	-	1,102	2,637	141	1,102	2,778	3,880	978
08/22/06	Beltline	-	1,291	2,336	270	1,291	2,606	3,897	1,037
08/22/06	MacArthur	-	1,590	2,265	333	1,590	2,598	4,188	1,040
08/22/06	Hurst / S. Pipeline Rd	-	661	1,317	389	661	1,706	2,367	741
08/22/06	Balcones Hts/Fredericksburg Rd	-	2,372	4,718	235	2,372	4,953	7,325	1,756
08/22/06	Blanco Road	-	1,742	4,813	301	1,742	5,114	6,856	1,821
08/22/06	Leon Valley/Bandera Road	-	501	1,044	2,501	501	3,545	4,046	1,160
08/22/06	Imperial Valley	-	1,166	2,756	181	1,166	2,937	4,103	1,087
08/22/06	Sugarland	-	1,714	3,407	134	1,714	3,541	5,255	1,268
08/22/06	Woodlands	-	1,353	3,131	219	1,353	3,350	4,703	1,244
08/22/06	Federal Road	-	1,021	3,086	230	1,021	3,316	4,337	1,227
08/22/06	West University	-	1,940	8,121	306	1,939	8,428	10,367	2,985
08/22/06	Medical Center/Braeswood	-	1,121	4,678	63	1,120	4,742	5,862	1,660
08/22/06	Richardson/Audelia	-	1,034	2,703	62	1,034	2,765	3,799	974
08/22/06	North Austin	-	2,143	3,674	411	2,142	4,086	6,228	1,555
08/22/06	Warner	-	1,603	3,998	234	1,602	4,233	5,835	1,561
08/22/06	Universal City	-	777	3,194	245	777	3,439	4,216	1,286
08/22/06	Seattle / Lake City Way	-	3,406	7,789	238	3,405	8,028	11,433	2,868

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Arrowhead	-	2,372	5,818	160	2,372	5,978	8,350	2,109
08/22/06	Ahwatukee	-	3,017	5,975	123	3,017	6,098	9,115	2,136
08/22/06	Blossom Valley	-	2,721	8,418	115	2,721	8,533	11,254	2,952
08/22/06	Jones Bridge	-	3,065	6,015	107	3,064	6,123	9,187	2,141
08/22/06	Lawrenceville	-	2,076	5,188	114	2,076	5,302	7,378	1,866
08/22/06	Fox Valley	-	1,880	3,622	127	1,879	3,750	5,629	1,345
08/22/06	Eagle Creek / Shore Terrace	-	880	2,878	180	880	3,058	3,938	1,144
08/22/06	N.Greenwood/E.County Line Rd	-	-	3,954	152	-	4,106	4,106	1,462
08/22/06	Annapolis	-	-	7,439	139	-	7,578	7,578	2,662
08/22/06	Creedmoor	-	3,579	7,366	149	3,578	7,516	11,094	2,645
08/22/06	Painters Crossing	-	1,582	4,527	141	1,582	4,668	6,250	1,653
08/22/06	Greenville Ave & Meadow	-	2,066	6,969	263	2,065	7,233	9,298	2,520
08/22/06	Potomac Mills	-	2,806	7,347	118	2,806	7,465	10,271	2,604
08/22/06	Sterling	-	3,435	7,713	1,427	3,434	9,141	12,575	2,925
08/22/06	Redmond / Plateau	-	2,872	7,603	114	2,871	7,718	10,589	2,679
08/22/06	Val Vista	-	3,686	6,223	586	3,686	6,809	10,495	2,903
08/22/06	Van Ness	-	11,120	13,555	485	11,118	14,042	25,160	5,008
08/22/06	Sandy Plains	-	2,452	4,669	113	2,451	4,783	7,234	1,676
08/22/06	Country Club Hills	-	2,783	5,438	94	2,782	5,533	8,315	1,937
08/22/06	Schaumburg / Irving Park Rd	-	2,695	4,781	113	2,695	4,894	7,589	1,725
08/22/06	Clinton Township	-	1,917	4,143	65	1,917	4,208	6,125	1,472
08/22/06	Champions	-	1,061	3,207	113	1,061	3,320	4,381	1,197
08/22/06	Southlake	-	2,794	4,760	109	2,793	4,870	7,663	1,711
08/22/06	City Place	-	2,045	5,776	197	2,045	5,973	8,018	2,113
08/22/06	Bee Cave Road	-	3,546	10,341	135	3,545	10,477	14,022	3,629
08/22/06	Oak Farms	-	2,307	8,481	166	2,307	8,647	10,954	3,048
08/22/06	Henderson Street	-	542	5,001	167	542	5,168	5,710	1,810
08/22/06	Merrifield	-	5,061	10,949	181	5,060	11,131	16,191	3,873
08/22/06	Mill Creek	-	2,917	7,252	118	2,917	7,370	10,287	2,563
08/22/06	Pier 57	-	2,042	8,719	403	2,137	9,027	11,164	3,187

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Redmond / 90th	-	3,717	7,011	232	3,716	7,244	10,960	2,569
08/22/06	Seattle / Capital Hill	-	3,811	11,104	503	3,810	11,608	15,418	3,941
08/22/06	Costa Mesa	-	3,622	6,030	135	3,622	6,165	9,787	2,113
08/22/06	West Park	-	11,715	12,915	392	11,713	13,309	25,022	4,471
08/22/06	Cabot Road	-	5,168	9,253	182	5,167	9,436	14,603	3,244
08/22/06	San Juan Creek	-	4,755	10,749	186	4,754	10,936	15,690	3,768
08/22/06	Rancho San Diego	-	4,226	7,652	126	4,225	7,779	12,004	2,682
08/22/06	Palms	-	2,491	11,404	184	2,491	11,588	14,079	3,986
08/22/06	West Covina	-	3,595	7,360	206	3,594	7,567	11,161	2,634
08/22/06	Woodland Hills	-	4,376	11,898	251	4,375	12,150	16,525	4,173
08/22/06	Long Beach	-	3,130	11,211	207	3,130	11,418	14,548	3,899
08/22/06	Northridge	-	4,674	11,164	237	4,673	11,402	16,075	3,942
08/22/06	Rancho Mirage	-	2,614	4,744	186	2,614	4,930	7,544	1,714
08/22/06	Palm Desert	-	1,910	5,462	169	1,910	5,631	7,541	1,946
08/22/06	Davie	-	4,842	9,388	255	4,841	9,644	14,485	3,370
08/22/06	Portland / I-205	-	2,026	4,299	157	2,025	4,457	6,482	1,579
08/22/06	Milwaukie/Hwy224	-	2,867	5,926	205	2,867	6,131	8,998	2,172
08/22/06	River Oaks	-	2,625	8,930	271	2,624	9,202	11,826	3,240
08/22/06	Tacoma / South Sprague Ave	-	2,189	4,776	191	2,188	4,968	7,156	1,796
08/22/06	Vancouver / Hazel Dell	-	2,299	4,313	95	2,299	4,408	6,707	1,550
08/22/06	Canyon Park	-	3,628	7,327	431	3,628	7,758	11,386	2,663
08/22/06	South Boulevard	-	3,090	6,041	2,054	3,765	7,420	11,185	2,811
08/22/06	Weddington	-	2,172	4,263	1,221	2,646	5,010	7,656	1,818
08/22/06	Gastonia	-	644	2,808	657	785	3,324	4,109	1,195
08/22/06	Amity Ct	-	610	1,378	406	743	1,651	2,394	626
08/22/06	Pavilion	-	1,490	3,114	1,929	1,817	4,716	6,533	1,648
08/22/06	Randleman	-	1,639	2,707	975	1,997	3,324	5,321	1,243
08/22/06	Matthews	-	1,733	6,457	2,064	2,112	8,142	10,254	3,141
08/22/06	Eastland	1,571	949	2,159	854	1,156	2,806	3,962	1,125
08/22/06	Albermarle	-	1,557	4,636	1,265	1,897	5,561	7,458	2,039

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	COTT	1,021	429	1,732	415	522	2,054	2,576	765
08/22/06	Ashley River	-	1,907	4,065	1,597	2,323	5,246	7,569	1,959
08/22/06	Clayton	-	1,071	2,869	1,613	1,306	4,247	5,553	1,505
08/22/06	Dave Lyle	-	604	2,111	1,537	737	3,515	4,252	1,237
08/22/06	English Rd	-	437	1,215	371	532	1,491	2,023	555
08/22/06	Sunset	-	659	1,461	525	803	1,842	2,645	708
08/22/06	Cone Blvd	-	1,253	2,462	847	1,526	3,036	4,562	1,136
08/22/06	Wake Forest	-	1,098	2,553	767	1,338	3,080	4,418	1,123
08/22/06	Silas Creek	-	1,304	2,738	909	1,589	3,362	4,951	1,245
08/22/06	Winston	-	1,625	3,368	1,231	1,979	4,245	6,224	1,543
08/22/06	Hickory	-	1,091	4,271	1,275	1,329	5,308	6,637	1,957
08/22/06	Wilkinson	-	1,366	3,235	1,135	1,664	4,072	5,736	1,570
08/22/06	Lexington NC	-	874	1,806	823	1,065	2,438	3,503	944
08/22/06	Florence	-	952	5,557	1,550	1,160	6,899	8,059	2,598
08/22/06	Sumter	-	560	2,002	694	683	2,573	3,256	1,001
08/22/06	Garners Ferry	-	1,418	2,516	982	1,727	3,189	4,916	1,248
08/22/06	Greenville	-	1,816	4,732	1,433	2,213	5,768	7,981	2,140
08/22/06	Spartanburg	-	799	1,550	666	974	2,041	3,015	837
08/22/06	Rockingham	-	376	1,352	549	458	1,819	2,277	718
08/22/06	Monroe	-	1,578	2,996	1,227	1,923	3,878	5,801	1,481
08/22/06	Salisbury	-	40	5,488	1,189	49	6,668	6,717	2,438
08/22/06	Pineville	-	2,609	6,829	2,235	3,179	8,494	11,673	3,101
08/22/06	Park Rd	-	2,667	7,243	1,828	3,249	8,489	11,738	3,034
08/22/06	Ballantyne	-	1,758	3,720	1,706	2,143	5,041	7,184	1,812
08/22/06	Stallings	-	1,348	2,882	933	1,642	3,521	5,163	1,354
08/22/06	Concord	-	1,147	2,308	867	1,398	2,924	4,322	1,106
08/22/06	Woodruff	-	1,154	1,616	624	1,406	1,988	3,394	763
08/22/06	Shriners	-	758	2,347	687	924	2,868	3,792	1,078
08/22/06	Charleston	-	604	3,313	884	736	4,065	4,801	1,494
08/22/06	Rock Hill	-	993	2,222	1,726	1,211	3,730	4,941	1,327

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Arrowood	-	2,014	4,214	1,258	2,454	5,032	7,486	1,875
08/22/06	Country Club	-	935	3,439	881	1,139	4,116	5,255	1,494
08/22/06	Rosewood	-	352	2,141	446	429	2,510	2,939	903
08/22/06	James Island	-	2,061	3,708	1,066	2,512	4,323	6,835	1,536
08/22/06	Battleground	-	1,995	3,757	1,006	2,431	4,327	6,758	1,517
08/22/06	Greenwood Village / DTC Blvd	3,740	684	2,925	127	684	3,052	3,736	1,035
08/22/06	Highlands Ranch/ Colorado Blvd	2,958	793	2,000	162	793	2,162	2,955	752
08/22/06	Seneca Commons	-	2,672	5,354	1,901	3,256	6,671	9,927	2,435
08/22/06	Capital Blvd South	-	3,002	6,273	1,972	3,658	7,589	11,247	2,774
08/22/06	Southhaven	-	1,286	3,578	565	1,357	4,072	5,429	1,422
08/22/06	Wolfchase	-	987	2,816	578	1,042	3,339	4,381	1,137
08/22/06	Winchester	-	676	1,500	728	713	2,191	2,904	865
08/22/06	Sycamore View	-	705	1,936	735	744	2,632	3,376	1,022
08/22/06	South Main	-	70	186	431	58	629	687	374
08/22/06	Southfield at Telegraph	-	1,757	8,341	78	1,756	8,420	10,176	2,905
08/22/06	Westland	-	1,572	3,687	77	1,572	3,764	5,336	1,313
08/22/06	Dearborn	-	1,030	4,847	95	1,030	4,942	5,972	1,737
08/22/06	Roseville	-	1,319	5,210	95	1,319	5,305	6,624	1,846
08/22/06	Farmington Hills	-	982	2,878	110	982	2,988	3,970	1,076
08/22/06	Hunt Club	-	2,527	5,483	905	2,823	6,092	8,915	2,144
08/22/06	Speedway IN /N. High School Rd	-	2,091	3,566	65	1,991	3,731	5,722	1,360
08/22/06	Alafaya @ University Blvd.	-	2,817	4,549	885	3,147	5,104	8,251	1,823
08/22/06	McCoy @ 528	-	2,656	5,206	171	2,655	5,378	8,033	1,920
08/22/06	S. Orange Blossom Trail @ 417	-	2,810	6,849	1,117	3,139	7,637	10,776	2,726
08/22/06	Alafaya-Mitchell Hammock Road	-	2,363	5,092	845	2,639	5,661	8,300	2,008
08/22/06	Maitland / 17/92 @ Lake Ave	-	5,146	10,670	1,778	5,748	11,846	17,594	4,167
08/22/06	S. Semoran @ Hoffner Road	-	2,633	6,601	1,017	2,940	7,311	10,251	2,595
08/22/06	Red Bug @ Dodd Road	-	2,552	5,959	948	2,850	6,609	9,459	2,336
08/22/06	Altmonte Sprgs/SR434	-	1,703	5,125	779	1,902	5,705	7,607	2,018
08/22/06	Brandon	-	2,810	4,584	835	3,139	5,090	8,229	1,796

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

08/22/06	Granada @ U.S. 1	-	2,682	4,751	893	2,996	5,330	8,326	1,911
08/22/06	Daytona/Beville @ Nova Road	-	2,616	6,085	1,083	2,922	6,862	9,784	2,456
08/22/06	Eau Gallie	-	1,962	4,677	708	2,192	5,155	7,347	1,818
08/22/06	Hyde Park	-	2,719	7,145	1,044	3,037	7,871	10,908	2,745
08/22/06	Carrollwood	-	2,050	6,221	874	2,290	6,855	9,145	2,402
08/22/06	Conroy @ I-4	-	2,091	3,517	709	2,335	3,982	6,317	1,451
08/22/06	West Waters	-	2,190	5,186	844	2,446	5,774	8,220	2,021
08/22/06	Oldsmar	-	2,276	5,253	802	2,542	5,789	8,331	2,043
08/22/06	Mills North of Colonial	-	1,995	5,914	878	2,228	6,559	8,787	2,331
08/22/06	Alafaya @ Colonial	-	2,836	4,680	976	3,168	5,324	8,492	1,941
08/22/06	Fairbanks @ I-4	-	2,846	6,612	1,018	3,179	7,297	10,476	2,566
08/22/06	Maguire @ Colonial	-	479	7,521	1,190	815	8,375	9,190	2,919
08/22/06	St. Louis/Olive Blvd	-	787	3,023	708	787	3,731	4,518	1,107
08/22/06	Owings Mills / S. Dolfield	-	655	5,144	4	655	5,148	5,803	52
10/20/06	Burbank-Rich R.	-	3,793	9,103	(34)	3,793	9,069	12,862	2,953
10/24/06	Stonegate	4,308	651	4,278	(625)	651	3,653	4,304	1,202
02/09/07	Portland/Barbur	-	830	3,273	3,099	1,150	6,052	7,202	1,046
03/27/07	Ewa Beach / Ft Weaver Road	-	7,454	14,825	204	7,454	15,029	22,483	4,729
06/01/07	South Bay	-	1,017	4,685	67	1,017	4,752	5,769	1,465
08/14/07	Murrieta / Whitewood Road	-	5,764	6,197	93	5,764	6,290	12,054	1,866
08/22/07	Palm Springs/S. Gene Autry Trl	-	3,785	7,859	387	3,785	8,246	12,031	2,652
09/07/07	Mahopac / Rte 6	-	1,330	8,407	99	1,330	8,506	9,836	2,502
09/11/07	East Point / N Desert Dr	-	1,186	9,239	88	1,186	9,327	10,513	2,724
09/11/07	Canton / Ridge Rd	-	389	4,197	50	389	4,247	4,636	1,237
09/13/07	Murrieta / Antelope Rd	-	1,630	2,991	92	1,630	3,083	4,713	926
10/14/07	New Orleans / I10 & Bullard	-	1,286	5,591	(1,594)	1,292	3,991	5,283	1,845
04/22/08	Miramar Place	-	7,225	7,875	224	7,225	8,099	15,324	2,191
05/28/08	Bee Cave at the Galleria	-	621	4,839	25	621	4,864	5,485	1,283
05/28/08	Carlsbad Village	9,289	4,277	10,075	157	4,277	10,232	14,509	2,727
07/21/08	Austell / Oak Ridge Rd.	-	581	2,446	92	581	2,538	3,119	609

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/21/08	Marietta / Piedmont Rd.	-	1,748	3,172	75	1,748	3,247	4,995	814
09/03/08	N. Las Vegas/Cheyenne	-	1,144	4,020	255	1,144	4,275	5,419	1,171
09/04/08	Las Vegas/Boulder Hwy II	-	1,151	4,281	131	1,151	4,412	5,563	1,154
11/07/08	Wash DC / Bladensburg Rd NE	-	1,726	6,194	24	1,726	6,218	7,944	1,497
12/23/08	East Palo Alto	-	2,655	2,235	77	2,655	2,312	4,967	576
11/30/09	Danbury / Mill Plain Rd	-	1,861	10,033	3,169	1,862	13,201	15,063	3,646
04/27/10	Bloomington / Linden Ave	-	1,044	2,011	49	1,044	2,060	3,104	467
04/27/10	Fontana / Valley Blvd	-	2,122	3,444	115	2,122	3,559	5,681	823
04/27/10	Monterey Park/Potrero Grande Dr	-	1,900	6,001	213	1,900	6,214	8,114	1,366
04/27/10	Panorama City / Roscoe Blvd	-	1,233	4,815	44	1,233	4,859	6,092	1,000
04/27/10	Pomona / E. 1st St	-	363	2,498	46	363	2,544	2,907	571
04/27/10	Diamond Bar / E.Washington Ave	-	1,709	4,901	141	1,709	5,042	6,751	1,220
04/27/10	Arlington Hgts / E. Davis St	-	542	3,018	39	542	3,057	3,599	636
04/27/10	Elgin / RT 31S & Jerusha St	-	280	1,569	46	280	1,615	1,895	358
05/13/10	Alhambra/Mission Rd&Fremont Av	-	2,458	6,980	21	2,458	7,001	9,459	1,345
05/27/10	Anaheim/S.Knott Av & W.Lincoln	-	2,020	4,991	50	2,020	5,041	7,061	1,035
05/27/10	Canoga Park / 8050 Deering Ave	-	1,932	2,082	42	1,932	2,124	4,056	494
05/27/10	Canoga Park / 7900 Deering Ave	-	1,117	3,499	241	1,117	3,740	4,857	855
05/27/10	Colton / Fairway Dr	-	819	3,195	51	819	3,246	4,065	702
05/27/10	Goleta / Hollister Ave	-	2,860	2,318	51	2,860	2,369	5,229	526
05/27/10	Irwindale / Arrow Hwy	-	2,665	4,562	56	2,665	4,618	7,283	1,043
05/27/10	Long Beach / Long Beach Blvd	-	3,398	5,439	176	3,398	5,615	9,013	1,211
05/27/10	Culver City/ W.Washington Blvd	-	1,755	2,319	48	1,755	2,367	4,122	498
05/27/10	Los Angeles / S Grand Ave	-	2,653	5,048	2,626	2,653	7,674	10,327	2,342
05/27/10	Los Angeles / Avery St	-	1,488	7,359	392	1,488	7,751	9,239	1,808
05/27/10	Los Angeles / W. 6th St	-	1,745	5,382	2,693	1,745	8,075	9,820	2,783
05/27/10	Montclair / Mission Blvd	-	2,070	4,052	154	2,070	4,206	6,276	908
05/27/10	Pasadena / S. Fair Oaks Ave	-	5,972	5,457	2,265	5,972	7,722	13,694	2,374
05/27/10	Santa Clarita / Bouquet Cyn Rd	-	1,273	2,983	145	1,273	3,128	4,401	690
05/27/10	Ventura / McGrath St	-	1,876	5,057	58	1,876	5,115	6,991	1,036

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

06/16/10	Marietta / Dallas Hwy	-	485	3,340	78	485	3,418	3,903	646
06/30/10	Inglewood / S. Prairie Ave	-	1,641	2,148	192	1,641	2,340	3,981	491
06/30/10	La Verne / N. White Ave	-	4,421	4,877	181	4,421	5,058	9,479	1,101
06/30/10	Los Angeles / W. Pico Blvd	-	3,832	3,428	3,245	3,832	6,673	10,505	2,222
06/30/10	Riverside / Hole Ave	-	305	2,841	235	305	3,076	3,381	698
06/30/10	Sun Valley / San Fernando Rd	-	4,936	6,229	209	4,936	6,438	11,374	1,375
06/30/10	Sylmar / Foothill Blvd	-	1,146	3,971	181	1,146	4,152	5,298	893
08/18/10	Waipio / Waipio Uka St	-	3,125	3,453	99	3,125	3,552	6,677	711
08/18/10	Berkeley II /2nd & Harrison St	-	-	2,113	697	-	2,810	2,810	780
08/18/10	Los Angeles / Washington Blvd	-	1,275	1,937	188	1,275	2,125	3,400	481
08/18/10	San Francsco / Treat Ave	-	1,907	2,629	318	1,907	2,947	4,854	658
08/18/10	Vallejo / Couch St	-	1,714	2,823	57	1,714	2,880	4,594	583
08/19/10	Palatine / E. Lake Cook Rd	-	608	849	344	608	1,193	1,801	360
09/09/10	New Orleans / Washington Ave	-	468	2,875	209	468	3,084	3,552	643
11/17/10	Mangonia Park / 45th St	-	317	2,428	2,606	317	5,034	5,351	1,267
11/17/10	Fort Pierce / S. US Hwy 1	-	230	2,246	128	230	2,374	2,604	454
12/02/10	Groveport / S. Hamilton Road	-	128	1,118	320	128	1,438	1,566	417
12/08/10	Hillside / 625 Glenwood Ave	-	3,031	4,331	611	3,031	4,942	7,973	1,075
01/18/11	Gardnerville / Venture Dr.	-	305	3,072	136	305	3,208	3,513	565
01/18/11	Reno / N. McCarran Blvd.	-	1,114	3,219	219	1,114	3,438	4,552	597
01/18/11	Sparks / Boxington Way	-	1,360	3,684	160	1,360	3,844	5,204	673
01/18/11	Reno / S. Virginia St.	-	618	2,120	125	618	2,245	2,863	403
01/18/11	Reno / Selmi Dr.	-	361	3,021	133	361	3,154	3,515	551
02/08/11	Wanut Creek	-	615	9,422	343	615	9,765	10,380	1,697
05/26/11	Southern Blvd./Bronx	7,961	2,280	14,836	2,809	2,280	17,645	19,925	3,860
07/07/11	Aventura/NE 188th St	-	5,968	5,129	210	5,968	5,339	11,307	810
07/12/11	Torrance/Crenshaw & Del Amo	-	2,040	8,269	346	2,040	8,615	10,655	1,314
08/01/11	Glendale/San Fernando & 2 Fwy	-	2,685	5,487	95	2,685	5,582	8,267	789
08/01/11	Alameda / Webster St.	-	3,008	8,235	129	3,008	8,364	11,372	1,159
09/27/11	Laurel / Cherry Lane Court	-	1,110	2,483	142	1,110	2,625	3,735	402

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/25/11	Moorpark/W. Los Angeles Ave.	-	1,848	7,649	175	1,848	7,824	9,672	1,097
12/21/11	Dallas / Ross Ave.	-	917	4,494	209	917	4,703	5,620	668
03/21/12	Montclair/Arrow Hwy	-	2,221	7,540	79	2,221	7,619	9,840	864
03/21/12	Hialeah/W. 4th Ave.	-	1,814	4,727	106	1,814	4,833	6,647	561
03/21/12	PompanoBch/Copans & Andrews	-	2,441	4,263	72	2,441	4,335	6,776	497
03/21/12	Randolph/North St & Oak St	-	1,842	2,941	257	1,842	3,198	5,040	429
03/21/12	Wayne/Route 23	-	1,545	3,558	241	1,545	3,799	5,344	501
03/21/12	Philadelphia/Castor Ave.	-	2,410	4,906	2,233	2,410	7,139	9,549	1,303
05/25/12	Ft. Lauderdale/ SE 24th St	-	1,557	8,762	317	1,557	9,079	10,636	1,009
05/25/12	Brooklyn/Fulton St.	-	4,675	4,602	280	4,675	4,882	9,557	565
06/01/12	Hialeah / Palmetto Expressway	-	1,886	3,300	85	1,886	3,385	5,271	524
06/01/12	Clearwater/Gulf To Bay	-	1,147	1,613	86	1,147	1,699	2,846	277
06/01/12	Clearwater/ E. Bay Drive	-	782	1,664	3	782	1,667	2,449	268
06/19/12	Valencia/Kelly Johnson Pkwy	-	4,112	9,117	89	4,112	9,206	13,318	952
06/27/12	Sylmar/Foothill & Yarnell	-	3,102	7,333	272	3,102	7,605	10,707	834
07/19/12	Whittier/Penn St	-	823	4,343	756	823	5,099	5,922	704
08/29/12	Burlington/Route 130	-	579	1,981	234	579	2,215	2,794	271
09/27/12	Waipio/Ka Uka Blvd	-	5,832	16,175	536	5,832	16,711	22,543	1,518
09/27/12	Pearl City/Kuala St.	-	6,828	17,291	518	6,828	17,809	24,637	1,612
10/04/12	Missouri City/Rocky Creek	-	957	4,336	181	957	4,517	5,474	444
10/10/12	Bronx/GerardAve.	-	4,941	23,559	20,476	5,260	43,716	48,976	2,245
10/11/12	Mesa/E Baseline & Lindsay	-	633	2,199	267	633	2,466	3,099	289
11/08/12	Marietta/Lower Roswell Rd.	-	703	4,964	60	703	5,024	5,727	434
12/11/12	Suwanee/McGinnis Ferry	-	1,344	3,343	388	1,344	3,731	5,075	382
12/18/12	Santa Clara/Lafayette	-	3,639	11,250	393	3,639	11,643	15,282	1,018
12/20/12	Orlando/Silver Star Rd.	-	1,803	2,334	214	1,803	2,548	4,351	250
12/20/12	Orlando/S. Goldenrod Rd.	-	1,517	2,740	184	1,517	2,924	4,441	272
12/20/12	Kissimmee/N John Young	-	1,083	2,772	176	1,083	2,948	4,031	275
12/21/12	Oxnard/ E. Ventura Blvd.	-	604	4,386	141	604	4,527	5,131	396
03/20/13	Surprise/W. Willow Ave.	-	658	6,255	65	658	6,320	6,978	448

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

03/21/13	Atlanta/Donald Lee Hollowell Pky	-	365	5,878	283	365	6,161	6,526	493
05/22/13	Phoenix / N. Cave Creek Rd	-	731	7,062	93	731	7,155	7,886	475
08/01/13	Brighton/Lincoln St.	-	6,734	16,200	67	6,734	16,267	23,001	938
08/01/13	Everett/Broadway St.	-	981	16,027	104	981	16,131	17,112	939
08/01/13	Waltham/Moody St.	-	7,715	18,398	56	7,715	18,454	26,169	1,059
08/01/13	Woburn/Washington St.	-	5,688	20,744	93	5,688	20,837	26,525	1,203
08/01/13	Cranston/Park Ave.	-	728	9,397	64	728	9,461	10,189	552
08/08/13	Boca Raton/Holland Dr	-	16,165	7,567	216	16,165	7,783	23,948	494
08/08/13	Boca Raton/Clint Moore	-	8,797	7,813	205	8,797	8,018	16,815	504
08/08/13	North Palm Beach / Northlake	-	5,215	5,328	126	5,215	5,454	10,669	340
08/08/13	North Palm Beach / US Hwy 1	-	13,069	6,497	169	13,069	6,666	19,735	419
08/08/13	Palm Beach Gardens / E Park	-	7,610	6,382	192	7,610	6,574	14,184	419
08/08/13	Palm Beach Gardens / Burns	-	11,334	12,279	214	11,334	12,493	23,827	760
08/08/13	Vero Beach / 5th St SW	-	286	1,603	655	286	2,258	2,544	287
08/08/13	W. Palm Beach / Okeechobee	-	4,726	5,345	251	4,726	5,596	10,322	378
08/08/13	W. Palm Beach / N Jog Rd.	-	2,716	5,914	144	2,716	6,058	8,774	378
08/08/13	Lantana / Hypoluxo Rd.	-	4,625	4,792	198	4,625	4,990	9,615	331
08/08/13	Bradenton / 53rd Ave E	-	3,005	4,239	114	3,005	4,353	7,358	274
08/08/13	Clearwater / 66th St N	-	1,466	6,609	270	1,466	6,879	8,345	456
08/08/13	New Port Richey / Mitchell	-	934	5,048	126	934	5,174	6,108	324
08/08/13	Port Richey / Embassy Blvd.	-	689	2,724	106	689	2,830	3,519	186
08/08/13	Tampa / N Dale Mabry Hwy	-	1,661	3,036	216	1,661	3,252	4,913	237
08/08/13	Fort Myers / Colonial Bl	-	2,365	5,852	303	2,365	6,155	8,520	423
08/08/13	Kissimmee / Simpson Rd	-	2,975	2,368	322	2,975	2,690	5,665	231
08/08/13	Ocala / 2110 NE 36th Ave (South)	-	293	2,781	843	293	3,624	3,917	410
08/08/13	Ocala / 3407 NE 36th Ave (North)	-	207	1,744	183	207	1,927	2,134	154
08/08/13	Orlando / N John Young Pkwy	-	797	5,835	388	797	6,223	7,020	447
08/08/13	Orlando / Silver Star Rd	-	775	4,297	237	775	4,534	5,309	315
08/29/13	Westwood/S. Sepulveda Blvd.	-	15,228	15,758	458	15,228	16,216	31,444	978
09/18/13	Somerville/Middlesex Ave.	-	2,249	14,496	119	2,249	14,615	16,864	857

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

09/26/13	Spring / I-45 & Spring Stuebner	-	549	5,343	1,320	549	6,663	7,212	278
10/03/13	Alpharetta / S. Main St	-	1,296	7,673	94	1,296	7,767	9,063	412
10/03/13	Barnwell / Ellenton St	-	429	2,286	155	429	2,441	2,870	161
10/03/13	Austin / W 5th Street	-	10,825	5,612	234	10,825	5,846	16,671	351
10/03/13	North Charleston/Dorchester Rd	-	1,346	7,604	115	1,346	7,719	9,065	415
10/03/13	Summerville / N. Main St	-	1,556	4,604	170	1,556	4,774	6,330	281
10/03/13	Charlotte / Reames Rd	-	2,467	5,785	142	2,467	5,927	8,394	332
10/03/13	Monroe Indian Trail / W Highway 74	-	1,294	5,340	167	1,294	5,507	6,801	317
10/03/13	Mooresville / Brawley School Rd	-	4,569	3,601	68	4,569	3,669	8,238	200
10/03/13	Charlotte / Tyvola Crossing	-	658	7,062	118	658	7,180	7,838	389
10/03/13	Charlotte / Mount Holly Rd	-	735	2,855	137	735	2,992	3,727	184
10/03/13	Charlotte / N. Tryon-Uptown	-	1,016	3,759	157	1,016	3,916	4,932	235
10/03/13	Orangeburg / North Rd	-	1,975	3,017	155	1,975	3,172	5,147	197
10/03/13	Sumter / N Guignard Dr	-	959	2,218	154	959	2,372	3,331	157
10/03/13	Sumter / Broad St	-	1,327	2,655	156	1,327	2,811	4,138	180
10/03/13	Dallas City Place/N Central	-	6,999	4,638	264	6,999	4,902	11,901	311
10/03/13	Plano / W. Plano Pkwy	-	4,044	4,935	310	4,044	5,245	9,289	340
10/03/13	Florence / 2nd Loop Rd	-	1,161	4,671	163	1,161	4,834	5,995	282
10/03/13	Friendswood E FM 528 Rd	-	1,381	5,326	164	1,381	5,490	6,871	316
10/03/13	Houston / San Felipe St	-	11,762	5,585	273	11,762	5,858	17,620	361
10/03/13	Conroe / I-45 South	-	1,222	4,102	298	1,222	4,400	5,622	295
10/03/13	Houston / Barker Cypress Rd	-	2,765	3,386	134	2,765	3,520	6,285	210
10/03/13	Houston / W Little York Rd	-	1,385	2,768	299	1,385	3,067	4,452	228
10/03/13	Houston / Louetta Rd	-	1,780	2,351	189	1,780	2,540	4,320	174
10/03/13	Houston / Kuykendahl Rd	-	845	1,711	267	845	1,978	2,823	166
10/03/13	Jersey Village / Northwest Fwy	-	5,653	6,017	309	5,653	6,326	11,979	394
10/03/13	Magnolia / FM 1488 Rd	-	4,343	3,597	173	4,343	3,770	8,113	232
10/03/13	Spring / Cypresswood Dr	-	1,154	2,919	139	1,154	3,058	4,212	188
10/03/13	Spring / Stuebner Airline Rd	-	1,093	1,996	185	1,093	2,181	3,274	155
10/03/13	Tomball / Kuykendahl Rd	-	1,613	3,806	135	1,613	3,941	5,554	231

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

10/03/13	Norfolk / W. 35th St	-	1,438	8,710	352	1,438	9,062	10,500	541
10/03/13	Virginia Beach / Haden Rd	-	1,008	5,737	74	1,008	5,811	6,819	302
10/03/13	Chesapeake/ Battlefield Blvd N	-	3,732	4,673	231	3,732	4,904	8,636	303
10/03/13	Carrboro Chapel Hill / Greensboro	-	8,712	4,219	138	8,712	4,357	13,069	252
10/03/13	Carrboro / Jones Ferry Rd	-	-	3,630	141	-	3,771	3,771	224
10/03/13	San Antonio / NE Loop 410	-	1,313	4,696	221	1,313	4,917	6,230	301
10/03/13	Pooler / Pipemaker Circle	-	6,398	5,161	159	6,398	5,320	11,718	306
10/03/13	Savannah / Largo Dr	-	2,537	3,411	101	2,537	3,512	6,049	201
10/03/13	Statesboro / Stambuk Lane	-	4,565	3,961	121	4,565	4,082	8,647	234
10/03/13	Beaufort / Storage Rd	-	1,971	4,850	87	1,971	4,937	6,908	260
10/03/13	Hilton Head /Mathews Dr	-	3,904	4,437	189	3,904	4,626	8,530	279
10/03/13	Hilton Head /Dillon Rd	-	1,283	1,217	475	1,283	1,692	2,975	204
10/03/13	Hilton Head /Arrow Rd	-	654	1,049	90	654	1,139	1,793	79
10/03/13	Hilton Head/Marshland	-	1,301	1,287	213	1,301	1,500	2,801	128
10/30/13	Long Beach / Atlantic Ave.	5,780	3,835	5,177	421	3,835	5,598	9,433	368
12/12/13	Duluth/Pleasant Hill	-	1,631	5,344	122	1,631	5,466	7,097	244
12/12/13	Decatur/Austin Dr & Redwing Cir	-	2,139	3,463	218	2,139	3,681	5,820	188
12/12/13	Dunwoody / Dunwoody Park	-	2,519	4,797	87	2,519	4,884	7,403	219
12/12/13	Marietta/Johnson Ferry & Roswell Rd	-	2,956	5,964	193	2,956	6,157	9,113	279
12/12/13	Roswell/Hwy 92 & Sandy Plains Rd	-	2,168	3,012	71	2,168	3,083	5,251	140
12/12/13	Sandy Springs/Roswell &Windsor	-	5,512	6,362	147	5,512	6,509	12,021	292
12/12/13	Tucker / Montreal Circle	-	1,112	4,732	331	1,112	5,063	6,175	263
12/12/13	Charlotte/N.Tryon & University City Bl	-	5,004	3,937	97	5,004	4,034	9,038	183
12/12/13	Denver / I-25 & Santa Fe Dr	-	5,462	6,681	110	5,462	6,791	12,253	301
12/12/13	Aurora / S.Reservoir & Quincy Ave	-	3,326	3,707	101	3,326	3,808	7,134	172
12/12/13	Littleton / Kipling & Bowles	-	3,994	3,253	58	3,994	3,311	7,305	148
12/12/13	Lone Tree/Park Meadows & Yosemite	-	6,862	5,506	130	6,862	5,636	12,498	255
12/12/13	Aventura / Biscayne Blvd	-	7,969	3,401	49	7,969	3,450	11,419	153
12/12/13	Coconut Creek / N.State Rd 7 & NW 61st	-	5,375	4,387	124	5,375	4,511	9,886	203
12/12/13	Davie/S University & Griffin Rd	-	3,489	4,406	64	3,489	4,470	7,959	200

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/12/13	Deerfield Beach/W.Hillsboro Bl	-	4,914	4,600	116	4,914	4,716	9,630	213
12/12/13	Fort Lauderdale / NE 14th Ave	-	1,179	6,281	75	1,179	6,356	7,535	280
12/12/13	Sunrise / Commercial West	-	4,639	4,964	85	4,639	5,049	9,688	226
12/12/13	Miami / Doral Blvd	-	3,585	7,100	162	3,585	7,262	10,847	328
12/12/13	Pembroke Pines/Sheridan & I-75	-	3,537	6,387	67	3,537	6,454	9,991	281
12/12/13	Weston / S Commerce Pkwy West	-	4,140	6,154	91	4,140	6,245	10,385	270
12/12/13	Weston / S Commerce Pkwy East	-	5,804	5,253	141	5,804	5,394	11,198	240
12/12/13	Coral Springs/Coral Ridge & Sawgrass	-	4,667	7,797	124	4,667	7,921	12,588	351
12/12/13	Davie/ Orange Dr & Flamingo Rd	-	3,572	6,560	141	3,572	6,701	10,273	299
12/12/13	Miami Gardens / NW 167th	-	2,654	5,627	224	2,654	5,851	8,505	271
12/12/13	Merritt Island / S. Plumosa St	-	2,424	3,450	86	2,424	3,536	5,960	163
12/12/13	Orlando/N. Goldenrod & Yucatan	-	1,945	3,771	87	1,945	3,858	5,803	175
12/12/13	Oviedo / Aloma & Red Bug Lake	-	4,633	3,927	68	4,633	3,995	8,628	179
12/12/13	Palm Bay/Babcock St & Palm Bay	-	572	2,993	64	572	3,057	3,629	135
12/12/13	Midlothian / Hull Street Road	-	2,613	3,088	104	2,613	3,192	5,805	149
12/12/13	Fairfax/Waples Mill	-	12,388	10,427	152	12,388	10,579	22,967	470
12/12/13	Manassas/Sudley Rd	-	12,471	4,555	125	12,471	4,680	17,151	215
12/12/13	Sterling/Gentry Dr & Cascades Pky	-	8,454	4,454	97	8,454	4,551	13,005	205
12/12/13	Centreville/Stone Rd & Lee Hwy	-	12,913	6,287	146	12,913	6,433	19,346	292
12/12/13	Woodbridge / Prince William Pkwy	-	6,991	3,746	103	6,991	3,849	10,840	176
12/12/13	Boynton Beach/E. Industrial Ave	-	3,683	5,458	69	3,683	5,527	9,210	245
12/12/13	Boynton Beach / Boynton Mall	-	3,140	6,529	86	3,140	6,615	9,755	292
12/12/13	Lake Worth / Hypoluxo & Jog Rd	-	2,158	4,207	94	2,158	4,301	6,459	192
12/12/13	Boca Raton / Turnpike & Glades	-	5,559	6,779	113	5,559	6,892	12,451	305
12/12/13	Fort Pierce / US Hwy 1 S	-	2,827	3,066	104	2,827	3,170	5,997	147
12/12/13	Greenacres/Lake Worth & Jog Rd	-	1,441	2,384	88	1,441	2,472	3,913	112
12/12/13	Lantana/Hypoluxo & Military Trl	-	4,207	3,432	84	4,207	3,516	7,723	159
12/12/13	Stuart/SE Federal Hwy & Kanner	-	1,495	2,850	66	1,495	2,916	4,411	131
12/12/13	Vero Beach / 4th St	-	3,530	3,444	117	3,530	3,561	7,091	163
12/19/13	Miramar/SW 29th St.	-	2,299	7,665	186	2,299	7,851	10,150	350

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/20/13	Hawthorne/Rosecrans& Inglewood	-	5,615	10,953	856	5,615	11,809	17,424	584
01/31/14	Irvine/Bake Pkwy	-	5,241	15,911	-	5,241	15,911	21,152	583
02/10/14	Glendale Hts/Schmale &Army Trl	-	493	5,655	11	493	5,666	6,159	208
04/04/14	Austin/Spectrum Dr & Parmer Ln	4,984	3,819	6,665	151	3,819	6,816	10,635	215
05/29/14	Charlotte/M SharonAmty&Milton	-	1,182	2,793	617	1,182	3,410	4,592	127
05/29/14	Charlotte/E. WT Harris&ThePlaza	-	1,719	3,711	183	1,719	3,894	5,613	105
05/29/14	Charlotte/N. Tryon & Sugar Crk	-	1,453	3,005	555	1,453	3,560	5,013	126
05/29/14	Charlotte/Albemarle & WT Harris	-	1,497	4,832	232	1,497	5,064	6,561	136
05/29/14	Charlotte/Crump & Westinghouse	-	581	2,795	222	581	3,017	3,598	87
07/01/14	Bonita Spgs/Tamiami & Terry St	-	2,222	6,865	160	2,222	7,025	9,247	153
07/01/14	Debary/CRB Bl & SpringVista Dr	-	1,358	3,645	106	1,358	3,751	5,109	84
07/01/14	Fort Myers/ Colonial & Tamiami	-	803	3,838	125	803	3,963	4,766	89
07/01/14	Fort Myers/Kelly Rd &SanCarlos	-	494	3,486	108	494	3,594	4,088	81
07/01/14	Hollywood/Knights Rd & Johnson	-	3,852	4,984	270	3,852	5,254	9,106	127
07/01/14	Kissimmee/Buenaventura&Osceola	-	1,712	4,026	103	1,712	4,129	5,841	91
07/01/14	Kissimmee / S John Young Pkwy	-	887	5,145	138	887	5,283	6,170	117
07/01/14	Melbourne/N Wickham Rd	-	6,989	4,747	162	6,989	4,909	11,898	111
07/01/14	Naples/Davis Bl & Snta Barbara	-	5,671	7,580	136	5,671	7,716	13,387	165
07/01/14	Orlando/E Michigan St	-	4,520	4,675	118	4,520	4,793	9,313	105
07/01/14	Orlando/E Colonial Dr &Dean Rd	-	1,212	6,434	106	1,212	6,540	7,752	139
07/01/14	Pensacola/Plantation&Creighton	-	473	5,574	62	473	5,636	6,109	118
07/01/14	Rockledge/Murrell Rd &Gus Hipp	-	3,704	3,393	103	3,704	3,496	7,200	78
07/01/14	Sarasota/Bee Rdg Rd &Sawyer Rd	-	6,918	6,887	96	6,918	6,983	13,901	147
07/01/14	Sarasota/N Beneva Rd & 12th St	-	4,678	4,025	119	4,678	4,144	8,822	92
07/01/14	Spring Hill/Mariner&Northclife	-	1,157	3,831	108	1,157	3,939	5,096	87
07/01/14	Summerfield/S US Hwy441	-	843	3,425	160	843	3,585	4,428	85
07/01/14	Tampa/CrossCrk Bl& Morris Brdg	-	2,622	4,185	81	2,622	4,266	6,888	92
07/01/14	Tampa/W Hillsborough Av	-	1,091	5,558	152	1,091	5,710	6,801	126
07/01/14	Gaithersburg / E Diamond Ave	-	3,243	5,219	169	3,243	5,388	8,631	121
07/01/14	Hyattsville / Hwy 50 & Hwy 295	-	4,625	8,532	204	4,625	8,736	13,361	191

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

07/01/14	Silver Spring / Lockwood Dr	-	9,058	10,409	229	9,058	10,638	19,696	231
07/01/14	Apex / Ten Ten Rd & Hwy 1	-	6,835	5,373	159	6,835	5,532	12,367	123
07/01/14	Wallington/Curie Av&PatersonAv	-	2,473	14,711	332	2,473	15,043	17,516	327
07/01/14	Manassas Park / Euclid Ave	-	4,803	3,713	198	4,803	3,911	8,714	94
08/01/14	Sarasota/Clark Rd & McIntoshRd	-	1,363	4,376	-	1,363	4,376	5,739	73
10/09/14	Raleigh / Commodity Pkwy	-	1,525	4,517	79	1,525	4,596	6,121	53
10/09/14	Cayce / Knox Abbott Dr	-	1,149	4,078	208	1,149	4,286	5,435	62
10/09/14	Fredericksburg / Business Dr	-	3,269	7,229	241	3,269	7,470	10,739	96
10/09/14	Stafford / Garrisonville Rd	-	8,765	6,662	162	8,765	6,824	15,589	83
10/16/14	Houston/Hwy 6 S & Empanada Dr.	-	892	2,165	171	892	2,336	3,228	32
10/21/14	Minneapolis / 3rd Ave N	5,000	1,313	8,696	43	1,313	8,739	10,052	62
10/21/14	St Louis Park / France Ave S	-	7,865	7,467	55	7,865	7,522	15,387	55
10/21/14	Port Saint Lucie / NW University	-	1,031	6,848	90	1,031	6,938	7,969	55
10/29/14	Fridley / Industrial Blvd NE	2,308	3,705	5,308	39	3,705	5,347	9,052	39
10/30/14	Mesa / E McDowell Rd	4,443	2,498	6,455	25	2,498	6,480	8,978	46
10/31/14	Gilbert/E Chandler	-	1,532	4,778	6	1,532	4,784	6,316	32
11/12/14	Sunnyvale / E. Arques Ave	-	15,244	22,386	41	15,244	22,427	37,671	153
12/02/14	Houston/Jackson & McGowaen	-	908	2,093	105	908	2,198	3,106	17
12/12/14	Gilbert/S Power	-	1,491	4,370	-	1,491	4,370	5,861	15
12/30/14	St Paul/Highway 280	3,569	3,812	8,081	28	3,812	8,109	11,921	30

Self-storage Facility - Europe

3/31/08	West London	-	5,730	14,278	1,642	4,545	17,105	21,650	11,298

Other properties

02/16/96	Glendale/Western Avenue	-	1,622	3,771	18,006	1,612	21,787	23,399	20,975

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

		2014	Initial Cost		Costs	Gross Carrying Amount
Date		Encum-		Buildings &	Subsequent	At December 31, 2014			Accumulated
Acquired	Description	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

12/13/99	Burlingame	-	4,043	9,434	993	4,043	10,427	14,470	6,644
04/28/00	San Diego/Sorrento	-	1,282	3,016	1,050	1,024	4,324	5,348	2,774
12/30/99	Tamarac Parkway	-	1,902	4,467	1,373	1,890	5,852	7,742	5,238
04/02/02	Long Beach	-	887	6,251	344	887	6,595	7,482	2,060
08/22/06	Lakewood 512	-	4,437	6,685	2,439	4,437	9,124	13,561	4,273
08/22/06	St. Peters (land)	-	1,138	-	-	1,138	-	1,138	-
08/22/06	Monocacy (land)	-	1,386	-	-	1,386	-	1,386	-
08/22/06	Village of Bee Caves (land)	-	544	-	-	544	-	544	-
08/22/06	Fontana (land)	-	99	-	-	99	-	99	-

	Construction in progress	-	-	-	104,573	-	104,573	104,573	-

		$ 64,364	$ 3,417,049	$ 7,575,693	$ 1,975,066	$ 3,476,883	$ 9,490,925	$ 12,967,808	$ 4,482,520

Note:	Buildings are depreciated over a useful life of 25 years.