Form 10-Q
period 2015-03-31
Public Storage
filed 2015-05-06
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 4, 2015:

Common Shares of beneficial interest, $.10 par value per share –  172,895,881 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2015 and December 31, 2014	1

	Statements of Income for the Three Months Ended March 31, 2015 and 2014	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	3

	Statement of Equity for the Three Months Ended March 31, 2015	4

	Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	5-6

	Condensed Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$152,797	$187,712
Real estate facilities, at cost:
Land	3,488,609	3,476,883
Buildings	9,431,266	9,386,352
	12,919,875	12,863,235
Accumulated depreciation	(4,574,373)	(4,482,520)
	8,345,502	8,380,715
Construction in process	135,896	104,573
	8,481,398	8,485,288

Investments in unconsolidated real estate entities	792,280	813,740
Goodwill and other intangible assets, net	221,330	228,632
Other assets	124,212	103,304
Total assets	$9,772,017	$9,818,676

LIABILITIES AND EQUITY

Notes payable	$58,657	$64,364
Preferred shares called for redemption (Note 8)	145,000	-
Accrued and other liabilities	264,439	247,141
Total liabilities	468,096	311,505

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
167,200 shares issued (in series) and outstanding, (173,000 at
December 31, 2014), at liquidation preference	4,180,000	4,325,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,594,849 shares issued and outstanding (172,445,554 shares at
December 31, 2014)	17,260	17,245
Paid-in capital	5,558,112	5,561,530
Accumulated deficit	(398,905)	(374,823)
Accumulated other comprehensive loss	(78,572)	(48,156)
Total Public Storage shareholders’ equity	9,277,895	9,480,796
Noncontrolling interests	26,026	26,375
Total equity	9,303,921	9,507,171
Total liabilities and equity	$9,772,017	$9,818,676

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues:
Self-storage facilities	$530,637	$485,587
Ancillary operations	38,757	34,037
	569,394	519,624

Expenses:
Self-storage cost of operations	161,242	156,068
Ancillary cost of operations	11,920	18,451
Depreciation and amortization	107,146	109,021
General and administrative	24,160	18,989
	304,468	302,529

Operating income	264,926	217,095
Interest and other income	672	2,402
Interest expense	-	(3,480)
Equity in earnings of unconsolidated real estate entities	16,184	14,604
Foreign currency exchange loss	-	(2,348)
Gain on real estate sales	1,472	-
Net income	283,254	228,273
Allocation to noncontrolling interests	(1,473)	(1,077)
Net income allocable to Public Storage shareholders	281,781	227,196
Allocation of net income to:
Preferred shareholders	(63,555)	(52,507)
Preferred shareholders - redemptions (Note 8)	(4,784)	-
Restricted share units	(829)	(637)
Net income allocable to common shareholders	$212,613	$174,052
Net income allocable to common shareholders per common share:
Basic	$1.23	$1.01
Diluted	$1.23	$1.01

Basic weighted average common shares outstanding	172,520	171,910
Diluted weighted average common shares outstanding	173,366	172,809

Cash dividends declared per common share	$1.40	$1.40

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$283,254	$228,273
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss)	(30,416)	(1,863)
Adjust for foreign currency exchange loss
included in net income	-	2,348
Other comprehensive (loss) income	(30,416)	485
Total comprehensive income	252,838	228,758
Allocation to noncontrolling interests	(1,473)	(1,077)
Comprehensive income allocable to Public Storage shareholders	$251,365	$227,681

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total Public
Cumulative				Other	Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171
Redemption of 5,800 preferred shares (Note 8)	(145,000)	-	-	-	-	(145,000)	-	(145,000)
Issuance of common shares in connection with
share-based compensation (149,295 shares)
(Note 10)	-	15	3,694	-	-	3,709	-	3,709
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	(7,112)	-	-	(7,112)	-	(7,112)
Net income	-	-	-	283,254	-	283,254	-	283,254
Net income allocated to noncontrolling interests	-	-	-	(1,473)	-	(1,473)	1,473	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(63,555)	-	(63,555)	-	(63,555)
Noncontrolling interests	-	-	-	-	-	-	(1,822)	(1,822)
Common shares and restricted share units
($1.40 per share)	-	-	-	(242,308)	-	(242,308)	-	(242,308)
Other comprehensive loss (Note 2)	-	-	-	-	(30,416)	(30,416)	-	(30,416)
Balances at March 31, 2015	$4,180,000	$17,260	$5,558,112	$(398,905)	$(78,572)	$9,277,895	$26,026	$9,303,921

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2015		2014
Cash flows from operating activities:
Net income	$283,254	$228,273
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate sales	(1,472)	-
Depreciation and amortization	107,146	109,021
Distributions received from unconsolidated real estate
entities less than equity in earnings	(8,019)	(1,728)
Foreign currency exchange loss	-	2,348
Other	(11,718)	(7,205)
Total adjustments	85,937	102,436
Net cash provided by operating activities	369,191	330,709
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(7,899)	(13,136)
Construction in process	(62,656)	(25,517)
Acquisition of real estate facilities and intangible assets	(32,291)	-
Proceeds from sale of real estate facilities	9,237	-
Disposition of portion of loan receivable from Shurgard Europe	-	216,217
Other	(538)	(4,495)
Net cash (used in) provided by investing activities	(94,147)	173,069
Cash flows from financing activities:
Repayments on bank credit facility	-	(50,100)
Repayments on term loan	-	(328,000)
Repayments on notes payable	(5,537)	(710)
Issuance of preferred shares	-	227,497
Issuance of common shares	3,709	25,409
Distributions paid to Public Storage shareholders	(305,863)	(294,226)
Distributions paid to noncontrolling interests	(1,822)	(1,779)
Net cash used in financing activities	(309,513)	(421,909)
Net (decrease) increase in cash and cash equivalents	(34,469)	81,869
Net effect of foreign exchange translation on cash and
cash equivalents	(446)	74
Cash and cash equivalents at the beginning of the period	187,712	19,169
Cash and cash equivalents at the end of the period	$152,797	$101,112

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$491	$(116)
Investments in unconsolidated real estate entities	29,479	(312)
Loan receivable from Shurgard Europe	-	2,365
Accumulated other comprehensive loss	(30,416)	(1,863)

Preferred shares called for redemption and reclassified to liabilities	145,000	-
Preferred shares called for redemption and reclassified from equity	(145,000)	-

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

At March 31, 2015, we have direct and indirect equity interests in 2,258 self-storage facilities (with approximately 146 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 192 self-storage facilities (with approximately 10 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 30 million net rentable square feet of commercial space located in 10 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2015, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of properties, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Collectively, at March 31, 2015, the Company and the Subsidiaries own 2,245 self-storage facilities in the U.S., one self-storage facility in London, England and four commercial facilities in the U.S.  At March 31, 2015, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 13 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates and assumptions.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year, and if we meet certain organizational and operational rules.  We believe we will meet these REIT requirements in 2015, and that we have met them for all other periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2015, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Other Assets

Other assets primarily consist of rents receivable from our tenants, prepaid expenses and restricted cash.

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll, accrued tenant reinsurance losses, and contingent loss accruals when probable and estimable.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

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

Fair Value Accounting

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier hierarchy described in Codification Section 820-10-35.  Our estimates of fair value involve considerable judgement and are not necessarily indicative of the amounts that could be realized in current market exchanges.

We believe that, during all periods presented, the carrying values approximate the estimated fair values of our cash and cash equivalents, marketable securities, other assets, and accrued and other liabilities, based upon our evaluation of the underlying characteristics, market data, and short maturity of these financial instruments, which involved considerable judgment.  The characteristics of these financial instruments, market data, and other comparative metrics utilized in determining these fair values are “Level 2” inputs as the term is defined in Codification Section 820-10-35-47.

We estimate fair values in recording our business combinations, to evaluate real estate, investments in unconsolidated real estate entities, goodwill, and other intangible assets for impairment, and to determine the fair values of notes payable and receivable.  In estimating these fair values, we consider significant unobservable inputs such as market prices of land, market capitalization rates and earnings multiples for real estate facilities, projected levels of earnings, costs of construction, functional depreciation, and market interest rates for debt securities with a similar time to maturity and credit quality, which are “Level 3” inputs as the term is defined in Codification Section 820-10-35-52.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, rents receivable from our tenants, loans receivable, and restricted cash.  Cash equivalents and marketable securities we invest in are either money market funds with a rating of at least AAA by Standard and Poor’s, commercial paper that is  rated A1 by Standard and Poor’s or deposits with highly rated commercial banks.

At March 31, 2015, due primarily to our investment in Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at March 31, 2015 and December 31, 2014.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2015 and December 31, 2014.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At March 31, 2015, these intangibles had a net book value of $27.9 million ($35.2 million at December 31, 2014).  Accumulated amortization totaled $73.3 million at March 31, 2015 ($69.3 million at December 31, 2014), and amortization expense of $9.2 million and $14.6 million was recorded in the three months ended March 31, 2015 and 2014, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2015 is approximately $14.6 million in the remainder of 2015, $5.9 million in 2016 and $7.4 million thereafter.  During the three months ended March 31, 2015, intangibles were increased $1.9 million in connection with the acquisition of self-storage facilities (Note 3).

Evaluation of Asset Impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter.  If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows to be received through the asset’s remaining life (or, if earlier, the expected disposal date), we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value or net proceeds from expected disposal.

We evaluate our investments in unconsolidated real estate entities for impairment on a quarterly basis.  We record an impairment charge to the extent the carrying amount exceeds estimated fair value, when we believe any such shortfall is other than temporary.

We evaluate goodwill for impairment annually and whenever relevant events, circumstances and other related factors indicate that fair value of the related reporting unit may be less than the carrying amount.  If we determine that the fair value of the reporting unit exceeds the aggregate carrying amount, no impairment charge is recorded.  Otherwise, we record an impairment charge to the extent the carrying amount of the goodwill exceeds the amount that would be allocated to goodwill if the reporting unit were acquired for estimated fair value.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

We evaluate the “Shurgard” trade name for impairment at least annually and whenever relevant events, circumstances and other related factors indicate that the fair value is less than the carrying amount.  When we conclude that it is likely that the asset is not impaired, we do not record an impairment charge and no further analysis is performed.  Otherwise, we record an impairment charge to the extent the carrying amount exceeds the asset’s estimated fair value.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  The Euro was translated at exchange rates of approximately 1.085 U.S. Dollars per Euro at March 31, 2015 (1.216 at December 31, 2014), and average exchange rates of 1.127 and 1.370 for the three months ended March 31, 2015 and 2014, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard Europe.

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued an accounting standard update (“ASU”) (ASU No. 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The new standard is effective for us on January 1, 2017.  Early adoption is not permitted.  We have not yet selected a transition method.  We do not believe the adoption of ASU No. 2014-09 will have a material impact on our results of operations or financial condition.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810).”  The guidance in this ASU includes amendments to Topic 810, “Consolidation.”  The new guidance modifies the consolidation analysis for limited and general partnerships and entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships.  Additionally, it provides a scope exception to the consolidation guidance for certain entities.  The amendments in ASU No. 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  Early adoption is permitted.  We have not yet determined whether the adoption of ASU No. 2015-02 will have a material effect on our results of operations or financial condition.

Net Income per Common Share

Net income is allocated to (i) noncontrolling interests based upon their share of the net income of the Subsidiaries, (ii) preferred shareholders, to the extent redemption cost exceeds the related original net issuance proceeds (in accordance with the provisions of Codification Section 260-10-S99-2, an “EITF D-42 allocation”), and (iii) the remaining net income allocated to each of our equity securities based upon the dividends declared or accumulated during the period, combined with participation rights in undistributed earnings.

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

The following table reflects net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)

Net income allocable to common shareholders	$212,613	$174,052

Weighted average common shares and equivalents outstanding:
Basic weighted average common shares outstanding	172,520	171,910
Net effect of dilutive stock options -
based on treasury stock method	846	899
Diluted weighted average common shares outstanding	173,366	172,809

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2015 is as follows:

Three Months Ended
March 31, 2015
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,863,235
Capital expenditures to maintain real estate facilities	7,899
Acquisitions	30,445
Dispositions	(12,038)
Newly developed facilities opened for operation	31,333
Impact of foreign exchange rate changes	(999)
Ending balance	12,919,875
Accumulated depreciation:
Beginning balance	(4,482,520)
Depreciation expense	(96,634)
Dispositions	4,273
Impact of foreign exchange rate changes	508
Ending balance	(4,574,373)
Construction in process:
Beginning balance	104,573
Current development	62,656
Newly developed facilities opened for operation	(31,333)
Ending balance	135,896
Total real estate facilities at March 31, 2015	$8,481,398

During the three months ended March 31, 2015, we acquired four self-storage facilities (265,000 net rentable square feet), for a total cost of $32.3 million in cash.  Approximately $1.9 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during the three months ended March 31, 2015, adding 338,000 net rentable square feet of self-storage space, at an aggregate cost of $31.3 million.  Construction in process at March 31, 2015 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 3.6 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $436 million.  We received approximately $9.2 million in disposition proceeds during the three months ended March 31, 2015, recording a gain on disposition of $1.5 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2015	December 31, 2014

PSB	$414,778	$412,115
Shurgard Europe	370,825	394,842
Other Investments	6,677	6,783
Total	$792,280	$813,740

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2015	2014

PSB	$9,895	$5,337
Shurgard Europe	5,736	8,884
Other Investments	553	383
Total	$16,184	$14,604

During the three months ended March 31, 2015 and 2014, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $8.2 million and $12.9 million, respectively.  At March 31, 2015, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $65 million  ($68 million at December 31, 2014).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.7 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2015 and December 31, 2014, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2015 ($83.04 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.2 billion.

Included in equity in earnings of unconsolidated real estate entities is our $5.0 million share of gains on sale of facilities recorded by PSB for the three months ended March 31, 2015 (none in the three months ended March 31, 2014).

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	March 31,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily real estate)	$2,237,372	$2,227,114
Debt	250,000	250,000
Other liabilities	68,612	68,905
Equity:
Preferred stock	995,000	995,000
Common equity and units	923,760	913,209

	2015	2014

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$92,462	$95,487
Costs of operations	(31,746)	(33,444)
Depreciation and amortization	(26,233)	(28,441)
General and administrative	(3,399)	(2,487)
Other items	(3,216)	(3,314)
Gain on sale of facilities	12,487	-
Net income	40,355	27,801
Allocations to preferred shareholders and
restricted share unitholders	(15,220)	(15,158)
Net income allocated to common shareholders
and LP Unitholders	$25,135	$12,643

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  In addition, Shurgard Europe pays a license fee to us for the use of the “Shurgard” trademark and paid us interest on a shareholder loan until it was repaid in July 2014 (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $29.5 million during the three months ended March 31, 2015 and to increase our investment by $0.3 million during the three months ended March 31, 2014.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

	March 31,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,233,012	$1,404,246
Total debt to third parties	457,324	500,767
Other liabilities	93,026	180,546
Equity	682,662	722,933

Exchange rate of Euro to U.S. Dollar	1.085	1.216

	2015	2014
	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$55,962	$63,659
Self-storage and ancillary cost of operations	(22,045)	(25,519)
Depreciation and amortization	(14,739)	(15,241)
General and administrative	(3,944)	(3,834)
Interest expense on third party debt	(3,501)	(1,136)
Trademark license fee payable to Public Storage	(560)	(637)
Interest expense on shareholder loan	-	(9,670)
Other	(26)	202

Net income	$11,147	$7,824
Average exchange rates of Euro to the U.S. Dollar	1.127	1.370

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan for periods in which the loan was outstanding.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

	2015	2014

	(Amounts in thousands)
For the three months ended March 31,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$5,462	$3,834
Adjustments:
49% of trademark license fees	274	312
49% of interest on shareholder loan	-	4,738

Total equity in earnings of Shurgard Europe	$5,736	$8,884

As indicated in the table above, 49% of the trademark license fees and interest paid by Shurgard Europe to its shareholders is included in our equity in earnings of Shurgard Europe and any remaining amount paid to us is included in “interest and other income” on our income statements.  See Note 5 for further information.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

5.Loan Receivable from Unconsolidated Real Estate Entity

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1 million) and bore interest at 9.0% per annum.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired a 51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan, and accordingly, we received our 49% share of the loan totaling €152.4 million ($204.9 million).

For the three months ended March 31, 2014, we recorded interest income with respect to this loan of approximately $1.5 million.

Based upon our continued expectation of repayment of the loan in the foreseeable future, we reflected changes in the U.S. Dollar equivalent of the amount due us, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement until repayment of the loan in full in July 2014.

6.Credit Facility, Term Loan and Notes Payable

On March 31, 2015, we entered into an amended revolving credit agreement (the “Credit Facility”), which expires on March 31, 2020.  The aggregate limit with respect to borrowings and letters of credit was increased from $300 million to $500 million.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at March 31, 2015).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at March 31, 2015).  At December 31, 2014, March 31, 2015 and May 5, 2015, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.9 million at March 31, 2015 and $13.9 million at December 31, 2014.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2015.

On December 2, 2013, we borrowed $700 million from Wells Fargo under an unsecured term loan (the “Term Loan”), and we fully repaid the borrowings by September 30, 2014.  We incurred origination costs of $1.9 million, which were amortized using the effective interest method through the date of extinguishment ($1.1 million for the three months ended March 31, 2014).

The carrying amounts of our notes payable at March 31, 2015 and December 31, 2014, totaled $58.7 million and $64.4 million, respectively, with unamortized premium totaling $0.4 million and $0.6 million, respectively.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount over the stated note balance amortized using the effective interest method.  At March 31, 2015, the notes are secured by 33 real estate facilities with a net book value of approximately $149 million, have contractual interest rates between 2.9% and 7.1%,  and mature between July 2015 and September 2028.

At March 31, 2015, approximate principal maturities of our notes payable are $12.1 million in the remainder of 2015, $20.6 million in 2016, $9.3 million in 2017, $11.2 million in 2018, $1.2 million in 2019 and $4.3 million thereafter.  The weighted average effective interest rate of our notes payable at March 31, 2015 was 4.0%.

Cash paid for interest totaled $0.8 million and $3.8 million for the three months ended March 31, 2015  and 2014, respectively.  Interest capitalized as real estate totaled $0.6 million and $0.2 million for the three months ended March 31, 2015  and 2014, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

7.Noncontrolling Interests

At March 31, 2015, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 self-storage facilities and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At March 31, 2015, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the three months ended March 31, 2015 and 2014, we allocated a total of $1.5 million and $1.1 million of income, respectively, to these interests; and we paid $1.8 million in each of the periods in distributions to these interests.

8.Shareholders’ Equity

Preferred Shares

At March  31,  2015 and December 31, 2014, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

			At March 31, 2015		At December 31, 2014
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	-	$-	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Total Preferred Shares			167,200	$4,180,000	173,000	$4,325,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At March  31, 2015, there were no dividends in arrears.

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

During the three months ended March 31, 2014, we issued an aggregate 9.4 million depositary shares, each representing 1/1,000 of a share of our Series Y Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $235.0 million in gross proceeds, and we incurred $7.5 million in issuance costs.

In March 2015, we called for redemption of, and on April 15, 2015, we redeemed our Series O Preferred Shares, at par.  The liquidation value (at par) of $145.0 million was reclassified as a liability at March 31, 2015.  We  recorded a $4.8 million EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2015 in connection with this redemption.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Common share dividends, including amounts paid to our restricted share unitholders, totaled $242.3 million ($1.40 per share) and $241.7 million ($1.40 per share) for the three months ended March 31, 2015 and 2014, respectively.  Preferred share dividends totaled $63.6 million and $52.5 million for the three months ended March 31, 2015 and 2014, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.5% of our common shares outstanding at March  31,  2015.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During each of the three month periods ended March 31, 2015 and 2014, we received $0.1 million, in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks could be withdrawn at any time.

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

For the three months ended March 31, 2015, we recorded $0.8 million in compensation expense related to stock options, as compared to $0.7 million for the same period in 2014.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

During the three months ended March 31, 2015,  250,000 stock options were granted, 55,990 options were exercised and no options were forfeited.  A total of 2,279,554 stock options were outstanding at March 31, 2015  (2,085,544 at December 31, 2014).

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

During the three months ended March 31, 2015, 119,800 RSUs were granted, 12,045 RSUs were forfeited and 160,134 RSUs vested.  This vesting resulted in the issuance of 93,305 common shares.  In addition, tax deposits totaling $13.3 million were made on behalf of employees in exchange for 66,829 common shares withheld upon vesting.

RSUs outstanding at March 31, 2015 and December 31, 2014 were 698,669 and 751,048, respectively.  A total of $6.4 million in RSU expense was recorded for the three months ended March 31, 2015, which includes approximately $1.0 million in employer taxes incurred upon vesting, as compared to $5.6 million for the same period in 2014, respectively, which includes approximately $1.0 million in employer taxes incurred upon vesting.

 See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

11.Segment Information

Our reportable segments reflect the significant components of our operations that are evaluated separately by our chief operating decision maker (“CODM”) and have discrete financial information available.  We organize our segments based primarily upon the nature of the underlying products and services, and whether the operation is located in the U.S. or outside the U.S.  In making resource allocation decisions, our CODM considers the net income of each reportable segment prior to depreciation and amortization, gains or losses on disposition of real estate facilities, and asset impairment charges, and does not consider the book value of assets.  The net income for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2.  The amounts with respect to non-reportable segments are aggregated under “other items not allocated to segments.”  Following is the description of and basis for presentation for each of our segments.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Domestic Self-Storage Segment

The Domestic Self-Storage Segment includes the operations of the 2,246 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of 13 self-storage facilities owned by the Other Investments.  The Domestic self-storage segment presentation includes the revenues, cost of operations, and depreciation expense of our self-storage facilities, as well as our equity in earnings of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage Segment.

European Self-Storage Segment

The European Self-Storage segment comprises our interest in Shurgard Europe (Note 4), which has a separate management team reporting directly to our CODM and our joint venture partner.  The European Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, and foreign currency exchange gains and losses that are attributable to Shurgard Europe.  At March 31, 2015, the assets of the European Self-Storage Segment are comprised of our investment in Shurgard Europe.  Prior to July 2014, we also had a loan receivable from Shurgard Europe (Note 5).

Commercial Segment

The Commercial segment comprises (i) our investment in PSB (Note 4), a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions, as well as (ii) certain commercial facilities we own, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings from PSB, as well as the revenues and expenses of our commercial facilities.  At March 31, 2015, the assets of the Commercial segment are comprised principally of our investment in PSB.

Presentation of Segment Information

The following tables reconcile the net income of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

Three months ended March 31, 2015

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$530,637	$-	$-	$-	$530,637
Ancillary operations	-	-	3,910	34,847	38,757
	530,637	-	3,910	34,847	569,394

Expenses:
Self-storage cost of operations	161,242	-	-	-	161,242
Ancillary cost of operations	-	-	1,112	10,808	11,920
Depreciation and amortization	106,540	-	606	-	107,146
General and administrative	-	-	-	24,160	24,160
	267,782	-	1,718	34,968	304,468

Operating income (loss)	262,855	-	2,192	(121)	264,926

Interest and other income	-	286	-	386	672
Equity in earnings of
unconsolidated real estate entities	553	5,736	9,895	-	16,184
Gain on real estate sales	1,472	-	-	-	1,472
Net income	$264,880	$6,022	$12,087	$265	$283,254

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

March 31, 2015

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At March 31, 2015, there were approximately 851,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.4 billion.

13.Subsequent Events

Subsequent to March 31, 2015, we acquired or were under contract to acquire seven self-storage facilities (three each in Colorado and Texas and one in California) with 0.6 million net rentable square feet for $80 million, and a land lease buyout for $15 million.

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part I, Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2015 and in our other filings with the SEC and the following:

•

general risks associated with the ownership and operation of real estate, including changes in demand, risks related to development of self-storage facilities, potential liability for environmental contamination, natural disasters and adverse changes in tax, real estate and zoning laws and regulations;

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed properties;
•	risks related to our development of new properties and/or participation in joint ventures;
•

risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, taxes and tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

•	risk of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to intercompany transactions with our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs, which could impact our status as a REIT;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;

•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost; and
•	economic uncertainty due to the impact of terrorism or war.

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2015 financial statements, primarily Note 2, summarize our significant accounting policies.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements for all periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

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

MD&A Overview

Our domestic self-storage facilities generated 93% of our revenues for the three months ended March 31, 2015, and also generated most of our net income and cash flow from operations.  A significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2014, we acquired 44 facilities for approximately $431 million, primarily through large portfolio acquisitions.  During the three months ended March 31, 2015, we acquired four self-storage facilities for $32.3 million.  Subsequent to March 31, 2015, we acquired or were under contract to acquire seven self-storage facilities (three each in Colorado and Texas and one in California) with 0.6 million net rentable square feet for $80 million, and a land lease buyout for $15 million.  We will continue to seek to acquire properties in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Since the beginning of 2013, we opened development and expansion projects with a total cost of $215 million, and as of March 31, 2015, we had additional projects which will add approximately 3.6 million net rentable square feet of storage space at a total cost of approximately $436 million.  A total of $136 million in costs were incurred through March 31, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily in 2015 and 2016.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space to achieve a stabilized level of cash flows, our earnings are diluted because earnings from those newly developed and expanded facilities are less than the cost of the capital required in order to fund the development cost.  We believe that this dilution will grow in the remainder of 2015 and beyond due to the resulting level of growth of unstabilized facilities in our portfolio.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of March 31, 2015, our capital resources totaled approximately $848 million, consisting of $153 million in cash, approximately $485 million of available borrowing capacity on our line of credit, and $210 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our shareholders and estimated maintenance capital expenditure requirements.

At March 31, 2015, we had capital commitments over the next twelve months totaling approximately $552 million, consisting of $300 million of remaining spend on our development pipeline, $145 million for the redemption of our Series O Preferred Shares on April 15, 2015, $95 million in property acquisitions and a lease buyout, and approximately $12 million in maturities on notes payable over the next twelve months.  In addition, we expect that our capital commitments will continue to grow as we continue to seek additional development and acquisition opportunities.  We may also seek to redeem our outstanding Series P Preferred Shares later in 2015 at par for $125.0 million.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three Months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, net income allocable to our common shareholders was $212.6 million or $1.23 per diluted common share, compared to $174.1 million or $1.01 per diluted common share for the same period in 2014 representing an increase of $38.5 million or $0.22 per diluted common share. The increase is primarily due to a $41.7 million increase in self-storage operating income.

Funds from Operations and Core Funds from Operations

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents net income before real estate depreciation, gains and losses, and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratable over time, while we believe that real estate values fluctuate due to market conditions.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the three months ended March 31, 2015, FFO was $1.91 per diluted common share, as compared to $1.74 for the same period in 2014, representing an increase of 9.8%, or $0.17 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended
	March 31,
	2015	2014

	(Amounts in thousands, except per share data)

Reconciliation of Diluted Earnings per Share to FFO per Share:

Diluted Earnings per Share	$1.23	$1.01
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.72	0.74
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.04)	(0.01)
FFO per share	$1.91	$1.74

Computation of FFO per Share:

Net income allocable to common shareholders	$212,613	$174,052
Eliminate items excluded from FFO:
Depreciation and amortization	107,146	109,021
Depreciation from unconsolidated
real estate investments	18,781	19,671
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(927)	(1,128)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(6,478)	(87)
FFO allocable to common shares	$331,135	$301,529
Diluted weighted average common shares	173,366	172,809
FFO per share	$1.91	$1.74

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2015	2014	Change

FFO per share	$1.91	$1.74	9.8%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss	-	0.01
Application of EITF D-42	0.03	-
Other items	-	0.05
Core FFO per share	$1.94	$1.80	7.8%

Real Estate Operations

Self-Storage Operations: Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2013 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded facilities (the “Non Same Store Facilities”).

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2015	2014	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$472,320	$445,267	6.1%
Non Same Store Facilities	58,317	40,320	44.6%
	530,637	485,587	9.3%
Cost of operations:
Same Store Facilities	142,509	140,931	1.1%
Non Same Store Facilities	18,733	15,137	23.8%
	161,242	156,068	3.3%
Net operating income (a):
Same Store Facilities	329,811	304,336	8.4%
Non Same Store Facilities	39,584	25,183	57.2%
Total net operating income	369,395	329,519	12.1%
Total depreciation and amortization expense:
Same Store Facilities	(80,522)	(81,555)	(1.3)%
Non Same Store Facilities	(26,018)	(26,778)	(2.8)%
Total depreciation and
amortization expense (b)	(106,540)	(108,333)	(1.7)%
Operating income (loss) from self-storage:
Same Store Facilities	249,289	222,781	11.9%
Non Same Store Facilities	13,566	(1,595)	(950.5)%
Operating income from self-storage (c)	$262,855	$221,186	18.8%

Number of facilities at period end:
Same Store Facilities	2,000	2,000	-
Non Same Store Facilities	246	189	30.2%

Net rentable square footage at period end (in thousands):
Same Store Facilities	126,956	126,956	-
Non Same Store Facilities	18,521	13,666	35.5%
(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.
(b)

See “Reconciliation of Depreciation and Amortization Expense and Operating Income” below for a reconciliation of the Depreciation and Amortization expense from self-storage herein, to Depreciation and Amortization expense on our Statements of Income.

(c)

See “Reconciliation of Depreciation and Amortization Expense and Operating Income” below for a reconciliation of the Operating Income from self-storage herein, to Operating Income on our Statements of Income.

Operating income from our self-storage operations has increased 18.8% in the three months ended March 31, 2015 as compared to the same period in 2014.  This increase is due to improvements in our Same Store Facilities, as well as the acquisitions of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2013 and therefore provide meaningful comparisons for 2014 and 2015.  The following table summarizes the historical operating results of these 2,000 facilities (127.0 million net rentable square feet) that represent approximately 87% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2015.

Selected Operating Data for the Same Store Facilities (2,000 facilities)
	Three Months Ended March 31,
			Percentage
	2015	2014	Change

	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$450,272	$422,911	6.5%
Late charges and administrative fees	22,048	22,356	(1.4)%
Total revenues (a)	472,320	445,267	6.1%

Cost of operations:
Property taxes	50,149	48,133	4.2%
On-site property manager payroll	26,964	27,206	(0.9)%
Supervisory payroll	9,039	8,947	1.0%
Repairs and maintenance	16,035	14,854	8.0%
Utilities	10,512	10,752	(2.2)%
Advertising and selling expense	6,192	6,572	(5.8)%
Other direct property costs	13,003	12,548	3.6%
Allocated overhead	10,615	11,919	(10.9)%
Total cost of operations (a)	142,509	140,931	1.1%
Net operating income (b)	329,811	304,336	8.4%
Depreciation and amortization expense	(80,522)	(81,555)	(1.3)%
Operating income from Same Store Facilities	$249,289	$222,781	11.9%

Gross margin (before
depreciation and amortization)	69.8%	68.3%	2.2%
Weighted average for the period:
Square foot occupancy	93.4%	92.6%	0.9%
Realized annual rental income per (c):
Occupied square foot	$15.19	$14.39	5.6%
Available square foot	$14.19	$13.32	6.5%
At March 31:
Square foot occupancy	93.9%	93.1%	0.9%
Annual contract rent per
occupied square foot (d)	$15.80	$15.01	5.3%
(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our Statements of Income.

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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.1% in the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to a 5.6% increase in realized annual rental income per occupied square foot and a 0.9% increase in weighted average square foot occupancy.  The increase in realized annual rental income per occupied square foot was due primarily to annual rent increases given to tenants that have been renting with us longer than one year, and to a lesser extent, increased move-in rates.

Same Store weighted average square foot occupancy increased from 92.6% in the three months ended March 31, 2014 to 93.4% in the three months ended March 31, 2015, representing an increase of 0.9%.  At March 31, 2015, the year-over-year occupancy gap was 0.9%.    We expect the year over year occupancy gap to narrow because we believe we are reaching limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

We believe that high occupancies help maximize our rental income.  We seek to maintain a weighted average square foot occupancy level of at least 90%, by regularly adjusting the rental rates and promotions offered to attract new tenants as well as adjusting our marketing efforts on both television and the Internet in order to generate sufficient move-in volume to replace tenants that vacate.  Demand fluctuates due to various local and regional factors, including the overall economy.  Demand is higher in the summer months than in the winter months and, as a result, rental rates charged to new tenants are typically higher in the summer months than in the winter months.

We believe rental growth in the remainder of 2015 will need to come from a combination of the following; (i) continued annual rent increases to tenants, (ii) higher rental rates charged to new tenants, and (iii) lower promotional discounts.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space and the average length of stay of our tenants.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term tenants in the remainder of 2015, as we did in the same periods in 2014.

During the three months ended March 31, 2015 and 2014, the average annualized contractual rates per occupied square foot for tenants that moved in were $13.51 and $12.84, respectively, and for tenants that vacated were $14.48 and $13.87, respectively.  Despite vacate rates exceeding move-in rates, realized annual rental income per square foot increased in the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to annual rate increases to tenants.  The percentage of new tenants receiving promotional discounts in the three months ended March 31, 2015 was flat as compared to the same period in 2014.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in the remainder of 2015.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.1% in the three months ended March 31, 2015 as compared to the same period in 2014, due primarily to increased property tax expense and snow removal costs offset by lower media advertising and allocated overhead.

Property tax expense increased 4.2% in the three months ended March 31, 2015 as compared to the same period in 2014, due primarily to higher assessed values and tax rates.  We expect property tax expense growth of approximately 4% in the remainder of 2015.

On-site property manager payroll expense decreased 0.9% in the three months ended March 31, 2015 as compared to the same period in 2014, due primarily to reduced hours worked due to staffing efficiencies, offset partially by higher wage rates.  We expect on-site property manager payroll expense to increase modestly in the remainder of 2015 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.0% in the three months ended March 31, 2015 as compared to the same period in 2014, due primarily to higher wage rates.  We expect inflationary increases in compensation rates and increased headcount in the remainder of 2015.

Repairs and maintenance expense increased 8.0% in the three months ended March 31, 2015 as compared to the same period in 2014.  Repair and maintenance costs include snow removal expense totaling $8.1 million and $7.0 million in the three months ended March 31, 2015 and 2014, respectively.  Excluding snow removal costs, repairs and maintenance increased 1.9% in the three months ended March 31, 2015 as compared to the same period in 2014.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2015, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 2.2% in the three months ended March 31, 2015 as compared to the same period in 2014.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, media advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; media and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses decreased 5.8% in the three months ended March 31, 2015 as compared to the same period in 2014.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in the remainder of 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the properties’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 3.6% in the three months ended March 31, 2015 as compared to the same period in 2014, due primarily to higher credit card fees.  Credit card fees increased due to a higher proportion of collections being received from credit cards.  We expect moderate increases in other direct property costs in the remainder of 2015.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 10.9% in the three months ended March 31, 2015 as compared to the same period in 2014, due to an acceleration of the timing of our annual field staff meetings to the fourth quarter of 2014, which would normally have occurred during the three months ended March 31, 2015.  We expect inflationary growth in allocated overhead in the remainder of 2015 as compared to the same period in 2014.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2015	$472,320
2014	$445,267	$457,649	$481,407	$473,239	$1,857,562

Total cost of operations:
2015	$142,509
2014	$140,931	$128,218	$130,248	$105,112	$504,509

Property taxes:
2015	$50,149
2014	$48,133	$47,635	$46,736	$28,276	$170,780

Repairs and maintenance:
2015	$16,035
2014	$14,854	$9,548	$9,998	$9,441	$43,841

Advertising and selling expense:
2015	$6,192
2014	$6,572	$6,122	$7,880	$6,462	$27,036

REVPAF:
2015	$14.19
2014	$13.32	$13.74	$14.43	$14.21	$13.93

Weighted average realized annual rent per occupied square foot:
2015	$15.19
2014	$14.39	$14.50	$15.24	$15.20	$14.83

Weighted average occupancy levels for the period:
2015	93.4%
2014	92.6%	94.7%	94.7%	93.5%	93.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended March 31,
	2015	2014	Change

	(Amounts in thousands, except for weighted average data)

Revenues:
Los Angeles (205 facilities)	$72,063	$67,088	7.4%
San Francisco (127 facilities)	39,763	36,836	7.9%
New York (82 facilities)	31,035	29,724	4.4%
Chicago (128 facilities)	28,203	27,058	4.2%
Washington DC (75 facilities)	21,903	21,460	2.1%
Seattle-Tacoma (84 facilities)	22,058	20,584	7.2%
Miami (65 facilities)	21,088	19,779	6.6%
Dallas-Ft. Worth (99 facilities)	18,752	17,597	6.6%
Houston (82 facilities)	17,624	16,349	7.8%
Atlanta (90 facilities)	16,025	15,162	5.7%
Philadelphia (55 facilities)	11,619	11,254	3.2%
Denver (45 facilities)	10,718	9,707	10.4%
Minneapolis-St Paul (41 facilities)	8,778	8,484	3.5%
Portland (42 facilities)	8,453	7,740	9.2%
Orlando-Daytona (47 facilities)	8,201	7,690	6.6%
All other markets (733 facilities)	136,037	128,755	5.7%
Total revenues	$472,320	$445,267	6.1%

Net operating income:
Los Angeles	$57,510	$52,212	10.1%
San Francisco	31,694	28,514	11.2%
New York	19,715	19,046	3.5%
Chicago	13,767	12,349	11.5%
Washington DC	15,787	15,591	1.3%
Seattle-Tacoma	16,858	15,432	9.2%
Miami	14,389	13,185	9.1%
Dallas-Ft. Worth	12,334	11,578	6.5%
Houston	12,331	11,098	11.1%
Atlanta	11,210	10,433	7.4%
Philadelphia	7,102	6,775	4.8%
Denver	7,515	6,757	11.2%
Minneapolis-St. Paul	5,750	5,059	13.7%
Portland	6,342	5,636	12.5%
Orlando-Daytona	5,486	5,035	9.0%
All other markets	92,021	85,636	7.5%
Total net operating income	$329,811	$304,336	8.4%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2015	2014	Change

Weighted average square foot occupancy:
Los Angeles	94.8%	93.2%	1.7%
San Francisco	95.4%	94.0%	1.5%
New York	93.6%	92.5%	1.2%
Chicago	91.6%	91.8%	(0.2)%
Washington DC	91.2%	91.1%	0.1%
Seattle-Tacoma	93.8%	92.4%	1.5%
Miami	94.4%	94.2%	0.2%
Dallas-Ft. Worth	93.8%	93.3%	0.5%
Houston	93.5%	93.3%	0.2%
Atlanta	93.2%	92.0%	1.3%
Philadelphia	92.4%	92.7%	(0.3)%
Denver	94.7%	93.4%	1.4%
Minneapolis-St. Paul	90.1%	91.2%	(1.2)%
Portland	95.2%	94.0%	1.3%
Orlando-Daytona	94.6%	92.9%	1.8%
All other markets	93.1%	92.2%	1.0%
Total weighted average
occupancy	93.4%	92.6%	0.9%

Realized annual rent per occupied square foot:
Los Angeles	$20.82	$19.68	5.8%
San Francisco	21.98	20.63	6.5%
New York	22.81	22.04	3.5%
Chicago	14.64	13.97	4.8%
Washington DC	20.66	20.26	2.0%
Seattle-Tacoma	16.35	15.44	5.9%
Miami	18.26	17.09	6.8%
Dallas-Ft. Worth	12.07	11.30	6.8%
Houston	12.64	11.68	8.2%
Atlanta	10.94	10.41	5.1%
Philadelphia	13.99	13.40	4.4%
Denver	14.74	13.48	9.3%
Minneapolis-St. Paul	13.23	12.54	5.5%
Portland	15.51	14.34	8.2%
Orlando-Daytona	11.53	10.96	5.2%
All other markets	12.20	11.60	5.2%
Total realized rent per square
foot	$15.19	$14.39	5.6%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2015	2014	Change
REVPAF:
Los Angeles	$19.74	$18.34	7.6%
San Francisco	20.97	19.39	8.1%
New York	21.36	20.39	4.8%
Chicago	13.41	12.82	4.6%
Washington DC	18.84	18.46	2.1%
Seattle-Tacoma	15.33	14.27	7.4%
Miami	17.24	16.11	7.0%
Dallas-Ft. Worth	11.32	10.54	7.4%
Houston	11.81	10.90	8.3%
Atlanta	10.20	9.58	6.5%
Philadelphia	12.91	12.43	3.9%
Denver	13.96	12.58	11.0%
Minneapolis-St. Paul	11.92	11.44	4.2%
Portland	14.77	13.47	9.7%
Orlando-Daytona	10.91	10.19	7.1%
All other markets	11.36	10.70	6.2%
Total REVPAF	$14.19	$13.32	6.5%

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

Non Same Store Facilities

The Non Same Store Facilities at March 31, 2015 represent 246 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2013, or that we did not own as of January 1, 2013.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Three Months Ended March 31,
FACILITIES	2015	2014	Change

(Dollar amounts in thousands, except square foot amounts)
Revenues:
2015 acquisitions	$623	$-	$623
2014 acquisitions	9,672	-	9,672
2013 acquisitions	25,930	22,199	3,731
Other facilities	22,092	18,121	3,971
Total revenues	58,317	40,320	17,997

Cost of operations before depreciation
and amortization expense:
2015 acquisitions	204	-	204
2014 acquisitions	3,148	-	3,148
2013 acquisitions	8,343	8,644	(301)
Other facilities	7,038	6,493	545
Total cost of operations	18,733	15,137	3,596

Net operating income:
2015 acquisitions	419	-	419
2014 acquisitions	6,524	-	6,524
2013 acquisitions	17,587	13,555	4,032
Other facilities	15,054	11,628	3,426
Total net operating income (a)	39,584	25,183	14,401
Depreciation and amortization expense	(26,018)	(26,778)	760
Operating income (loss) from
Non Same Store Facilities	$13,566	$(1,595)	$15,161

At March 31:
Square foot occupancy:
2015 acquisitions	89.1%	-	-
2014 acquisitions	91.8%	-	-
2013 acquisitions	92.8%	86.3%	7.5%
Other facilities	84.5%	81.7%	3.4%
	89.6%	84.4%	6.2%
Annual contract rent per occupied square foot:
2015 acquisitions	$11.65	$-	-
2014 acquisitions	12.23	-	-
2013 acquisitions	14.00	13.25	5.7%
Other facilities	15.89	15.80	0.6%
	$14.26	$14.26	0.0%
Number of facilities:
2015 acquisitions	4	-	4
2014 acquisitions	44	-	44
2013 acquisitions	121	121	-
Other facilities	77	68	9
	246	189	57
Net rentable square feet (in thousands):
2015 acquisitions	265	-	265
2014 acquisitions	3,457	-	3,457
2013 acquisitions	8,056	8,036	20
Other facilities	6,743	5,630	1,113
	18,521	13,666	4,855

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our Statements of Income.

The facilities included above under “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $32.3 million, $430.7 million, and $1.16 billion, respectively.

For the three months ended March 31, 2015, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2014 and 2013 was 6.1% each, respectively.  The yields for the facilities acquired in the three months ended March 31, 2015 were not meaningful due to our limited ownership period.

We believe that our management and operating infrastructure allows us to generate higher net operating income from newly acquired facilities than was achieved by the previous owners.  However, it can take 24 or more months for us to fully achieve the higher net operating income, and the ultimate levels of net operating income to be achieved can be affected by changes in general economic conditions.  As a result, there can be no assurance that we will achieve our expectations with respect to these newly acquired facilities.

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $215 million.  These expanded and newly developed facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because the incremental earnings from those development activities are less than the cost of capital required to fund the development cost.

We expect the Non Same Store Facilities to continue to provide earnings growth during the remainder of 2015 as these facilities approach stabilized occupancy levels and the earnings of the 2014 acquisitions are reflected in our operations for a longer period in 2015 as compared to 2014.

We also expect to increase the number of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, expansions to existing facilities and acquisitions of facilities.

As of March 31, 2015, we had development and expansion projects which will add approximately 3.6 million net rentable square feet of storage space at a total cost of approximately $436 million.  A total of $136 million of these costs were incurred through March 31, 2015, with the remaining costs expected to be incurred in 2015 and 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  We believe that the resulting dilution from our development activities will also grow in the remainder of 2015 and beyond.

Subsequent to March 31, 2015, we acquired or were under contract to acquire seven self-storage facilities (three each in Colorado and Texas and one in California) with 0.6 million net rentable square feet for $80 million, and a land lease buyout for $15 million.  We will continue to seek to acquire properties in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Equity in earnings of unconsolidated real estate entities

At March 31, 2015, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three months ended March 31, 2015 and 2014 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

Historical summary:	Three Months Ended March 31,
	2015	2014	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$9,895	$5,337	$4,558
Shurgard Europe	5,736	8,884	(3,148)
Other Investments	553	383	170
Total equity in earnings	$16,184	$14,604	$1,580

Investment in PSB:    At March 31, 2015 and December 31, 2014, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2015, PSB owned and operated 28.4 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $9.9 million for the three months ended March 31, 2015 as compared to $5.3 million for the same period in 2014, due primarily to our $5.0 million equity share of PSB’s gain on sale of real estate in the three months ended March 31, 2015.   See Note 4 to our March 31, 2015 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:    We have a 49% equity share in Shurgard Europe’s net income.  At March 31, 2015, Shurgard Europe’s operations are comprised of 192 wholly-owned facilities with 10 million net rentable square feet.  In Note 4 to our March 31, 2015 financial statements, we disclose Shurgard Europe’s consolidated operating results and selected financial data for the three months ended March 31, 2015 and 2014.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe and, for certain periods, we received interest income from Shurgard Europe on a loan payable to us.

Our equity in earnings from Shurgard Europe decreased to $5.7 million for the three months ended March 31, 2015 as compared $8.9 million for the same period in 2014.  The decrease is due primarily to (i) our equity share of increased interest expense incurred in connection with Shurgard Europe’s refinancing activities completed in July 2014, (ii) a 17.7% reduction in average exchange rates between the US Dollar and the Euro to 1.127 for the three months ended March 31, 2015 from 1.370 for the same period in 2015, offset partially by (iii) increased property operations, as measured on a constant exchange rate basis.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro.  Assuming a continuation of the 1.127 exchange rate for the three months ended March 31, 2015, compared to approximately 1.316 for the last nine months of 2014, our earnings will be negatively impacted in the remainder of 2015.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations, and (iv) management of 42 self-storage facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our March 31, 2015 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

	Three Months Ended March 31,
	2015	2014	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance
premiums	$26,010	$22,240	$3,770
Commercial	3,910	4,005	(95)
Merchandise and other	8,837	7,792	1,045
Total revenues	38,757	34,037	4,720

Ancillary Cost of Operations:
Tenant reinsurance	5,581	12,573	(6,992)
Commercial	1,112	1,315	(203)
Merchandise and other	5,227	4,563	664
Total cost of operations	11,920	18,451	(6,531)

Commercial depreciation (a)	606	688	(82)

Ancillary operating income:
Tenant reinsurance	20,429	9,667	10,762
Commercial	2,192	2,002	190
Merchandise and other	3,610	3,229	381
Operating income from
ancillary operations (a)	$26,231	$14,898	$11,333

(a)

See “Reconciliation of Depreciation and Amortization Expense and Operating Income” below for a reconciliation of the Operating Income and Depreciation and Amortization expense from self-ancillary operations herein, to the amounts on our Statements of Income.

Tenant reinsurance operations: We reinsure policies offered through a non-affiliated insurance company against losses to goods stored by tenants in the domestic self-storage facilities we operate.  The level of tenant reinsurance revenues is largely dependent upon the number of tenants that participate in the insurance program and the average premium rates charged.  Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the three months ended March 31, 2014 includes a $7.8 million accrual related to a legal settlement.  The increase of $0.8 million in ongoing cost of operations for the three months ended March 31, 2015 as compared to the same period in 2014 is due primarily to an increase in exposure associated with more insured tenants.

Tenant reinsurance revenue increased from $22.2 million in the three months ended March 31, 2014 to $26.0 million in the three months ended March 31, 2015, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to higher occupancies and newly acquired properties in 2014 and the first three months of 2015.

We expect continued increases in tenant insurance revenues in the remainder of 2015 due to the same factors noted above.

Commercial operations: We also own and operate commercial facilities, primarily the leasing of small retail storefronts and office space located on or near our existing self-storage facilities.  We do not expect any significant changes in revenues or profitability from our commercial operations.

Merchandise sales and other: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  These amounts include, to a much lesser extent, the results of our management of 42 self-storage facilities in the U.S. for third party owners and other partnerships that we account for on the equity method.  We do not expect any significant changes in revenues or profitability from our merchandise sales and other in the remainder of 2015.

Other Income and Expense Items

Interest and other income:  Interest and other income for the three months ended March 31, 2015 and 2014 totaled $0.7 million and $2.4 million, respectively, representing a reduction of $1.7 million.  As described more fully in Note 5 to our March 31, 2015 financial statements, this reduction was primarily due to the sale of a 51% interest in the loan receivable from Shurgard Europe on January 28, 2014 to our joint venture partner.

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

Depreciation and amortization: Depreciation and amortization decreased to $107.1 million for the three months ended March 31, 2015 as compared to $109.0 million for the same period in 2014, due principally to a reduction in amortization expense for the 121 facilities acquired from third parties in 2013.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $9.2 million and $14.6 million in the three months ended March 31, 2015 and 2014, respectively.  Based upon the facilities we own at March 31, 2015, amortization expense with respect to such intangibles is estimated at $14.6 million for the remainder of 2015.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2015	2014	Change

	(Amounts in thousands)

Share-based compensation expense	$7,158	$6,287	$871
Costs of senior executives	4,300	4,306	(6)
Development and acquisition costs	2,828	2,323	505
Tax compliance costs and taxes paid	1,345	1,366	(21)
Legal costs	5,028	1,016	4,012
Public company costs	1,005	844	161
Other costs	2,496	2,847	(351)
Total	$24,160	$18,989	$5,171

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increase in share-based compensation costs in the three months ended March 31, 2015 as compared to the same period in 2014 is due primarily to additional share-based grants, and we expect increases at a similar rate in the remainder of 2015.  See Note 10 to our March 31, 2015 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  Incremental legal, transfer tax, and other related costs of approximately $0.4 million and $0.2 million were incurred in connection with the acquisition of real estate facilities in the three months ended March 31, 2015 and 2014, respectively.  The level of such costs to be incurred in the remainder of 2015 will depend upon the level of acquisition activities, which is not determinable.  The remaining increase is due to the expansion of our real estate development activities in recent years, and such expenses are expected to increase modestly in the remainder of 2015 as compared to the same periods in 2014.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The increase of $4.0 million in legal costs is due primarily to legal fees and expenses associated with certain litigated matters.  Given our current level of litigation, we believe our legal costs will be higher in the remainder of 2015 as compared to the same periods in 2014.

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

Interest expense: For the three months ended March 31, 2015, we incurred interest totaling $0.6 million on our outstanding debt of which $0.6 million was capitalized, resulting in no interest expense.  For the three months ended March 31, 2014, we incurred interest of $3.7 million of which $0.2 million was capitalized, resulting in interest expense of $3.5 million.  The decrease in interest expense was due primarily to reduced outstanding debt, including repayments on our term loan.  Based upon our current development activities and debt outstanding, we expect to capitalize all interest incurred in the remainder of 2015.  See Note 6 to our March 31, 2015 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.

Foreign Exchange Gain (Loss): Foreign currency translation losses were nil and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.  Such losses are expected to be minimal going forward, due to the repayment of our Euro-based loan receivable from Shurgard Europe in July 2014.

Net Income Allocable to Preferred Shareholders:    Net income allocable to preferred shareholders based upon distributions increased during the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to higher average outstanding preferred shares.  We also allocated $4.8 million of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2015, in applying Codification Section 260-10-S99-2 to the redemption of our Series O Preferred Shares.  Based upon our preferred shares outstanding at March 31, 2015, our quarterly distribution to our preferred shareholders is expected to be approximately $61.1 million.

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

	Three Months Ended March 31,
	2015	2014

	(Amounts in thousands)
Self-storage operating income:
Same Store Facilities	$329,811	$304,336
Non Same Store Facilities	39,584	25,183
	369,395	329,519

Self-storage depreciation expense:
Same Store Facilities	(80,522)	(81,555)
Non Same Store Facilities	(26,018)	(26,778)
	(106,540)	(108,333)

Operating income (loss) from self-storage:
Same Store Facilities	249,289	222,781
Non Same Store Facilities	13,566	(1,595)
Operating income from self-storage	262,855	221,186

Ancillary operating revenue	38,757	34,037
Ancillary cost of operations	(11,920)	(18,451)
Commercial depreciation and amortization	(606)	(688)
General and administrative expenses	(24,160)	(18,989)
Operating income	$264,926	$217,095

Reconciliation of Depreciation and Amortization Expense and Operating Income

In the tables above, we present “Depreciation and Amortization Expense” and “Operating Income” for our self-storage and ancillary operations.  The table below reconciles from the amounts with respect to Self-Storage and Ancillary Operations to the aggregate amounts presented on our Statements of Income:

	Three Months Ended March 31,
	2015	2014
	(Amounts in thousands)
Depreciation and Amortization Expense
Self-storage operations	$106,540	$108,333
Ancillary (commercial) operations	606	688
Depreciation and Amortization on our Statements of Income	$107,146	$109,021

Operating Income
Operating income from self-storage	$262,855	$221,186
Operating income from ancillary operations	26,231	14,898
General and administrative expenses	(24,160)	(18,989)
Operating income on our Statements of Income	$264,926	$217,095

Liquidity and Capital Resources

We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, capital improvements and distributions to our shareholders for the foreseeable future.

As of March 31, 2015, our capital resources totaled approximately $848 million, consisting of $153 million in cash, approximately $485 million of available borrowing capacity on our revolving credit agreement (the “Credit Facility”), and $210 million of expected retained operating cash flow over the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, after deducting estimated distributions to our shareholders and estimated maintenance capital expenditure requirements.

At March 31, 2015, we had capital commitments totaling approximately $552 million, consisting of $300 million of remaining spend on our development pipeline, $145 million for the redemption of our Series O Preferred Shares on April 15, 2015, $95 million for property acquisitions and a lease buyout, and approximately $12 million in maturities on notes payable over the next twelve months.  In addition, we expect that our capital commitments will continue to grow during the remainder of 2015 as we continue to seek additional development and acquisition opportunities.  We may also seek to redeem our outstanding Series P Preferred Shares later in 2015 totaling $125.0 million.

We believe we have a variety of possibilities to raise additional capital, including the issuance of common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

At May 5, 2015, we have no outstanding borrowings on our Credit Facility.

Debt Service Requirements: As of March 31, 2015, our outstanding debt totaled approximately $58.7 million.  Approximate principal maturities are $12.1 million in the remainder of 2015, $20.6 million in 2016, $9.3 million in 2017, $11.2 million in 2018, and $5.5 million thereafter.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $7.9 million in the three months ended March 31, 2015.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2015, we expect to incur approximately $76 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

Requirement to Pay Distributions: For all periods presented herein, we have elected to be treated as a REIT, as defined in the Code.  As a REIT, we do not incur federal income tax on our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

Distributions paid during the three months ended March 31, 2015 totaled $305.9 million, consisting of $63.6 million to preferred shareholders and $242.3 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2015 to be approximately $244.3 million per year.

On April 29, 2015, our Board declared a regular common quarterly dividend of $1.70 per common share, which is an increase of $0.30 per share, or 21% over the previous quarter’s distribution.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  The increase in our common quarterly dividend is primarily due to improved property operations.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon each respective subsidiary’s operating cash flows.  We expect to distribute approximately $8 million per year to noncontrolling interests outstanding at March 31, 2015.

Real Estate Investment Activities:    Subsequent to March 31, 2015, we acquired or were under contract to acquire seven self-storage facilities (three each in Colorado and Texas and one in California) with 0.6 million net rentable square feet for $80 million, and a land lease buyout for $15 million.  We will continue to seek to acquire properties in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2015, we had development and expansion projects which will add approximately 3.6 million net rentable square feet of storage space at a total cost of approximately $436 million.  A total of $136 million in costs were incurred through March 31, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily in 2015 and 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities:   On April 15, 2015, we redeemed our Series O Preferred Shares for $145 million,  at par.  Our 6.5% Series P Preferred Shares, with $125 million outstanding, are redeemable in October 2015, and the timing of redemption of these shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2015, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 5, 2015, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2015 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt (1)	$65,776	$14,152	$22,668	$10,065	$11,797	$1,513	$5,581

Preferred shares called
for redemption (2)	145,000	145,000	-	-	-	-	-

Operating leases (3)	89,672	3,478	4,782	3,619	3,382	3,322	71,089

Construction
commitments (4)	83,531	66,825	16,706	-	-	-	-

Total	$383,979	$229,455	$44,156	$13,684	$15,179	$4,835	$76,670

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our March 31, 2015 financial statements for additional information on our notes payable.

(2)In March 2015, we called for redemption all of our Series O Preferred Shares, at par plus accrued dividends.  We redeemed these shares on April 15, 2015.  Amounts include the liquidation amount of $145.0 million.

(3)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(4)Amounts exclude an additional $216.2 million in future expected development spending that was not under contract at March 31, 2015.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2015, to be approximately $244.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2015, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the quantitative and qualitative disclosures about market risk disclosed in Item 7A of Part II of our Form 10-K for the year ended December 31, 2014.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2014, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through May 5, 2015, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2015.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2015.

ITEM 6.Exhibits

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4
DATED: May 5, 2015 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

10.1

Third Amendment effective on March 31, 2015 to the Amended and Restated Credit Agreement dated as of March 21, 2012 (as amended from time to time) among Public Storage, the lenders party thereto and Wells Fargo Bank, National Association, as agent.  Filed as Exhibit 10.1 with Public Storage’s Current Report on Form 8-K on April 2, 2015 (“April 2015 8-K”).

10.2

Copy of the Amended and Restated Credit Agreement dated as of March 21, 2012, consolidating all amendments made by the Letter Agreement, dated as of April 12, 2012, the Second Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2013, and the Third Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2015.  This conformed copy was filed as Exhibit 10.2 to the April 2015 8-K for ease of reference and was qualified in its entirety by reference to the Third Amendment.

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

_(1)SEC File No. 001-33519 unless otherwise indicated.