Form 10-Q
period 2015-06-30
Public Storage
filed 2015-08-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 3, 2015:

Common Shares of beneficial interest, $.10 par value per share –  172,967,347 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2015 and December 31, 2014	1

	Statements of Income for the Three and Six Months Ended June 30, 2015 and 2014	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	3

	Statement of Equity for the Six Months Ended June 30, 2015	4

	Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	5-6

	Condensed Notes to Financial Statements	7-26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	54

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$20,256	$187,712
Real estate facilities, at cost:
Land	3,517,310	3,476,883
Buildings	9,502,764	9,386,352
	13,020,074	12,863,235
Accumulated depreciation	(4,668,557)	(4,482,520)
	8,351,517	8,380,715
Construction in process	145,455	104,573
	8,496,972	8,485,288

Investments in unconsolidated real estate entities	808,455	813,740
Goodwill and other intangible assets, net	216,312	228,632
Other assets	92,763	103,304
Total assets	$9,634,758	$9,818,676

LIABILITIES AND EQUITY

Borrowings on bank credit facility	$11,000	$-
Notes payable	47,683	64,364
Accrued and other liabilities	270,414	247,141
Total liabilities	329,097	311,505

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
167,200 shares issued (in series) and outstanding, (173,000 at
December 31, 2014), at liquidation preference	4,180,000	4,325,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,664,710 shares issued and outstanding (172,445,554 shares at
December 31, 2014)	17,267	17,245
Paid-in capital	5,571,895	5,561,530
Accumulated deficit	(428,270)	(374,823)
Accumulated other comprehensive loss	(61,523)	(48,156)
Total Public Storage shareholders’ equity	9,279,369	9,480,796
Noncontrolling interests	26,292	26,375
Total equity	9,305,661	9,507,171
Total liabilities and equity	$9,634,758	$9,818,676

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Self-storage facilities	$551,028	$500,803	$1,081,665	$986,390
Ancillary operations	41,603	37,234	80,360	71,271
	592,631	538,037	1,162,025	1,057,661

Expenses:
Self-storage cost of operations	147,826	142,427	309,068	298,495
Ancillary cost of operations	14,406	8,127	26,326	26,578
Depreciation and amortization	106,473	106,443	213,619	215,464
General and administrative	20,988	15,377	45,148	34,366
	289,693	272,374	594,161	574,903

Operating income	302,938	265,663	567,864	482,758
Interest and other income	934	1,000	1,606	3,402
Interest expense	-	(2,063)	-	(5,543)
Equity in earnings of unconsolidated real estate entities	7,480	14,135	23,664	28,739
Foreign currency exchange loss	-	(1,675)	-	(4,023)
Gain on real estate sales	16,688	1,219	18,160	1,219
Net income	328,040	278,279	611,294	506,552
Allocation to noncontrolling interests	(1,635)	(1,445)	(3,108)	(2,522)
Net income allocable to Public Storage shareholders	326,405	276,834	608,186	504,030
Allocation of net income to:
Preferred shareholders	(61,449)	(57,672)	(125,004)	(110,179)
Preferred shareholders - redemptions (Note 8)	-	-	(4,784)	-
Restricted share units	(1,030)	(810)	(1,859)	(1,447)
Net income allocable to common shareholders	$263,926	$218,352	$476,539	$392,404
Net income per common share:
Basic	$1.53	$1.27	$2.76	$2.28
Diluted	$1.52	$1.26	$2.75	$2.27

Basic weighted average common shares outstanding	172,629	172,282	172,575	172,096
Diluted weighted average common shares outstanding	173,387	173,181	173,377	172,995

Cash dividends declared per common share	$1.70	$1.40	$3.10	$2.80

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$328,040	$278,279	$611,294	$506,552
Other comprehensive income (loss):
Aggregate foreign currency exchange income (loss)	17,049	(6,228)	(13,367)	(8,091)
Adjust for foreign currency exchange loss
included in net income	-	1,675	-	4,023
Other comprehensive income (loss):	17,049	(4,553)	(13,367)	(4,068)
Total comprehensive income	345,089	273,726	597,927	502,484
Allocation to noncontrolling interests	(1,635)	(1,445)	(3,108)	(2,522)
Comprehensive income allocable to
Public Storage shareholders	$343,454	$272,281	$594,819	$499,962

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total Public
Cumulative				Other	Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171
Redemption of 5,800 preferred shares (Note 8)	(145,000)	-	-	-	-	(145,000)	-	(145,000)
Issuance of common shares in connection with
share-based compensation (219,156 shares)
(Note 10)	-	22	10,466	-	-	10,488	-	10,488
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	(101)	-	-	(101)	-	(101)
Net income	-	-	-	611,294	-	611,294	-	611,294
Net income allocated to noncontrolling interests	-	-	-	(3,108)	-	(3,108)	3,108	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(125,004)	-	(125,004)	-	(125,004)
Noncontrolling interests	-	-	-	-	-	-	(3,191)	(3,191)
Common shares and restricted share units
($3.10 per share)	-	-	-	(536,629)	-	(536,629)	-	(536,629)
Other comprehensive loss (Note 2)	-	-	-	-	(13,367)	(13,367)	-	(13,367)
Balances at June 30, 2015	$4,180,000	$17,267	$5,571,895	$(428,270)	$(61,523)	$9,279,369	$26,292	$9,305,661

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2015		2014
Cash flows from operating activities:
Net income	$611,294	$506,552
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate sales	(18,160)	(1,219)
Depreciation and amortization	213,619	215,464
Distributions received from unconsolidated real estate
entities less than equity in earnings	(7,303)	(2,953)
Foreign currency exchange loss	-	4,023
Other	26,584	4,179
Total adjustments	214,740	219,494
Net cash provided by operating activities	826,034	726,046
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(32,461)	(32,897)
Construction in process	(100,085)	(48,503)
Acquisition of real estate facilities and intangible assets	(87,783)	(32,030)
Proceeds from sale of real estate facilities	13,929	1,289
Disposition of portion of loan receivable from Shurgard Europe	-	216,217
Other	18,426	(2,355)
Net cash (used in) provided by investing activities	(187,974)	101,721
Cash flows from financing activities:
Borrowings (repayments) on bank credit facility	11,000	(50,100)
Repayments on term loan	-	(378,000)
Repayments on notes payable	(16,282)	(18,768)
Issuance of preferred shares	-	555,106
Issuance of common shares	10,488	30,491
Redemption of preferred shares	(145,000)	-
Distributions paid to Public Storage shareholders	(661,633)	(593,923)
Distributions paid to noncontrolling interests	(3,191)	(3,400)
Net cash used in financing activities	(804,618)	(458,594)
Net (decrease) increase in cash and cash equivalents	(166,558)	369,173
Net effect of foreign exchange translation on cash and
cash equivalents	(898)	(359)
Cash and cash equivalents at the beginning of the period	187,712	19,169
Cash and cash equivalents at the end of the period	$20,256	$387,983

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(119)	$(638)
Investments in unconsolidated real estate entities	12,588	4,376
Loan receivable from Shurgard Europe	-	3,994
Accumulated other comprehensive loss	(13,367)	(8,091)

Real estate acquired in exchange for assumption of notes payable	-	(5,097)
Notes payable assumed in connection with acquisition of real estate	-	5,097

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

At June 30, 2015, we have direct and indirect equity interests in 2,262 self-storage facilities (with approximately 147 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England, and we have a 49% interest in Shurgard Europe, which owns 215 self-storage facilities (with approximately 11 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 30 million net rentable square feet of commercial space located in 10 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2015, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Collectively, at June 30, 2015, the Company and the Subsidiaries own 2,249 self-storage facilities in the U.S., one self-storage facility in London, England and four commercial facilities in the U.S.  At June 30, 2015, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 13 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2015, we had no tax benefits that were not recognized.

Real Estate Facilities

Real estate facilities are recorded at cost.  We capitalize all costs incurred to develop, construct, renovate and improve facilities, including interest and property taxes incurred during the construction period.  We expense internal and external transaction costs associated with acquisitions or dispositions of real estate, as well as repairs and maintenance costs, as incurred.  We depreciate buildings and improvements on a straight-line basis over estimated useful lives ranging generally between 5 to 25 years.

We allocate the net acquisition cost of acquired operating self-storage facilities to the underlying land, buildings, identified intangible assets, and any noncontrolling interests that remain outstanding based upon their

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

We believe that, during all periods presented, the carrying values approximate the estimated fair values of our cash and cash equivalents, marketable securities, other assets, and accrued and other liabilities, based upon our evaluation of the underlying characteristics, market data, and short maturity of these financial instruments, which involved considerable judgement.  The characteristics of these financial instruments, market data, and other comparative metrics utilized in determining these fair values are “Level 2” inputs as the term is defined in Codification Section 820-10-35-47.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

At June 30, 2015, due primarily to our investment in Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2015 and December 31, 2014.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2015 and December 31, 2014.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At June 30, 2015, these intangibles had a net book value of $22.9 million ($35.2 million at December 31, 2014).  Accumulated amortization totaled $78.0 million at June 30, 2015 ($69.3 million at December 31, 2014), and amortization expense of $15.9 million and $24.8 million was recorded in the six months ended June 30, 2015 and 2014, respectively.  The estimated future amortization expense for our finite-lived intangible assets at June 30, 2015 is approximately $8.9 million in the remainder of 2015, $6.5 million in 2016 and $7.5 million thereafter.  During the six months ended June 30, 2015, intangibles were increased $3.6 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Revenue and Expense Recognition

Rental income, which is generally earned pursuant to month-to-month leases for storage space, as well as late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period,  generally one month.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.110 U.S. Dollars per Euro at June 30, 2015 (1.216 at December 31, 2014), and average exchange rates of 1.106 and 1.371 for the three months ended June 30, 2015 and 2014, respectively,  and average exchange rates of 1.116 and 1.371 for the six months ended June 30, 2015 and 2014, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method.  The new standard is effective for us on January 1, 2018.  Early adoption is permitted effective January 1, 2017.  We have not yet selected a transition method.  We do not believe the adoption of ASU No. 2014-09 will have a material impact on our results of operations or financial condition.

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

The following table reflects net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in thousands)

Net income allocable to common shareholders	$263,926	$218,352	$476,539	$392,404

Weighted average common shares and equivalents
outstanding:
Basic weighted average common shares outstanding	172,629	172,282	172,575	172,096
Net effect of dilutive stock options -
based on treasury stock method	758	899	802	899
Diluted weighted average common shares
outstanding	173,387	173,181	173,377	172,995

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2015 is as follows:

Six Months Ended
June 30, 2015
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,863,235
Capital expenditures to maintain real estate facilities	32,461
Acquisitions	84,229
Dispositions	(19,320)
Newly developed facilities opened for operation	59,203
Impact of foreign exchange rate changes	266
Ending balance	13,020,074
Accumulated depreciation:
Beginning balance	(4,482,520)
Depreciation expense	(194,776)
Dispositions	8,886
Impact of foreign exchange rate changes	(147)
Ending balance	(4,668,557)
Construction in process:
Beginning balance	104,573
Current development	100,085
Newly developed facilities opened for operation	(59,203)
Ending balance	145,455
Total real estate facilities at June 30, 2015	$8,496,972

During the six months ended June 30, 2015, we acquired eight self-storage facilities (560,000) net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities, for a total cost of $87.8 million in cash.  Approximately $3.6 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during the six months ended June 30, 2015, adding 558,000 net rentable square feet of self-storage space, at an aggregate cost of $59.2 million.  Construction in process at June 30, 2015 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 3.9 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $479 million.  During the six months ended June 30, 2015, we sold one commercial facility and two self-storage facilities in connection with eminent domain proceedings, and recorded related gains on real estate sales totaling $18.2 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2015	December 31, 2014

PSB	$413,062	$412,115
Shurgard Europe	388,792	394,842
Other Investments	6,601	6,783
Total	$808,455	$813,740

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

PSB	$5,516	$4,315	$15,411	$9,652
Shurgard Europe	1,355	9,379	7,091	18,263
Other Investments	609	441	1,162	824
Total	$7,480	$14,135	$23,664	$28,739

During the six months ended June 30, 2015 and 2014, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $16.4 million and $25.8 million, respectively.  At June 30, 2015, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $62 million  ($68 million at December 31, 2014).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $1.1 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of June 30, 2015 and December 31, 2014, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2015 ($72.15 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.0 billion.

Included in equity in earnings of unconsolidated real estate entities is our $5.0 million share of gains on sale of facilities recorded by PSB for the six months ended June 30, 2015 (none in the three months ended June 30, 2015 or in the three and six months ended June 30, 2014).

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

	June 30,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily real estate)	$2,239,619	$2,227,114
Debt	250,000	250,000
Other liabilities	70,014	68,905
Equity:
Preferred stock	995,000	995,000
Common equity and units	924,605	913,209

	2015	2014

	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$185,543	$189,638
Costs of operations	(61,803)	(64,979)
Depreciation and amortization	(53,258)	(56,736)
General and administrative	(6,896)	(5,850)
Other items	(6,409)	(6,622)
Gain on sale of facilities	12,487	-
Net income	69,664	55,451
Allocations to preferred shareholders and
restricted share unitholders	(30,384)	(30,313)
Net income allocated to common shareholders
and LP Unitholders	$39,280	$25,138

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  In addition, Shurgard Europe pays a license fee to us for the use of the “Shurgard” trademark and paid us interest on a shareholder loan until it was repaid in July 2014 (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $12.6 million and $4.4 million during the six months ended June 30, 2015 and 2014, respectively.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

	June 30,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,503,889	$1,404,246
Total debt to third parties	673,972	500,767
Other liabilities	113,046	180,546
Equity	716,871	722,933

Exchange rate of Euro to U.S. Dollar	1.110	1.216

	2015	2014
	(Amounts in thousands)
For the six months ended June 30,
Self-storage and ancillary revenues	$112,683	$128,567
Self-storage and ancillary cost of operations	(44,244)	(51,814)
Depreciation and amortization	(29,339)	(31,586)
General and administrative	(9,987)	(7,431)
Interest expense on third party debt	(6,929)	(2,157)
Trademark license fee payable to Public Storage	(1,128)	(1,287)
Interest expense on shareholder loan	-	(19,448)
Costs of acquiring facilities and other, net	(7,713)	1,691

Net income	$13,343	$16,535
Average exchange rates of Euro to the U.S. Dollar	1.116	1.371

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan for periods in which the loan was outstanding.  During the six months ended June 30, 2015, Shurgard Europe incurred $6.9 million in acquisition costs associated with the acquisition of real estate facilities, which is included in “Other” in the table above.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

	2015	2014

	(Amounts in thousands)
For the six months ended June 30,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$6,538	$8,102
Adjustments:
49% of trademark license fees	553	631
49% of interest on shareholder loan	-	9,530

Total equity in earnings of Shurgard Europe	$7,091	$18,263

As indicated in the table above, 49% of the trademark license fees and interest paid by Shurgard Europe to its shareholders is included in our equity in earnings of Shurgard Europe and any remaining amount paid to us is included in “interest and other income” on our income statements.  See Note 5 for further information.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

For the three and six months ended June 30, 2014, we recorded interest income with respect to this loan of nil and approximately $1.5 million, respectively.

6.Credit Facility, Term Loan and Notes Payable

On March 31, 2015, we entered into an amended revolving credit agreement (the “Credit Facility”), which expires on March 31, 2020.  The aggregate limit with respect to borrowings and letters of credit was increased from $300 million to $500 million.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at June 30, 2015).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at June 30, 2015).  At June 30, 2015, outstanding borrowings under this Credit Facility totaled $11.0 million (none at December 31, 2014).  At August 4, 2015, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.9 million at June 30, 2015 and $13.9 million at December 31, 2014.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2015.

On December 2, 2013, we borrowed $700 million from Wells Fargo under an unsecured term loan (the “Term Loan”), and we fully repaid the borrowings by September 30, 2014.  We incurred origination costs of $1.9 million, which were amortized using the effective interest method through the date of extinguishment ($0.4 million and $1.5 million for the three and six months ended June 30, 2014, respectively).

The carrying amounts of our notes payable at June 30, 2015 and December 31, 2014, totaled $47.7 million and $64.4 million, respectively, with unamortized premium totaling $0.2 million and $0.6 million, respectively.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount over the stated note balance amortized using the effective interest method.  At June 30, 2015, the notes are secured by 30 real estate facilities with a net book value of approximately $128 million, have contractual interest rates between 2.9% and 7.1%, and mature between June 2016 and September 2028.

At June 30, 2015, approximate principal maturities of our notes payable are $1.2 million in the remainder of 2015, $20.6 million in 2016, $9.3 million in 2017, $11.2 million in 2018, $1.2 million in 2019 and $4.2 million thereafter.  The weighted average effective interest rate of our notes payable at June 30, 2015 was 4.1%.

Cash paid for interest totaled $1.5 million and $6.2 million for the six months ended June 30,  2015  and 2014, respectively.  Interest capitalized as real estate totaled $1.2 million and $0.4 million for the six months ended June 30,  2015  and 2014, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

7.Noncontrolling Interests

At June 30, 2015, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 14 self-storage facilities and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At June 30, 2015, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the six months ended June 30, 2015 and 2014, we allocated a total of $3.1 million and $2.5 million of income, respectively, to these interests and we paid $3.2 million and $3.4 million in distributions, respectively, to these interests.

8.Shareholders’ Equity

Preferred Shares

At June 30,  2015 and December 31, 2014, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2015		At December 31, 2014
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	-	$-	5,800	$145,000
Series P	10/7/2015	6.500%	5,000	125,000	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Total Preferred Shares			167,200	$4,180,000	173,000	$4,325,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At June 30, 2015, there were no dividends in arrears.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

During the six months ended June 30,  2014, we issued an aggregate 22.9 million depositary shares, each representing 1/1,000 of a share of our Series Y and Series Z Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $572.5 million in gross proceeds, and we incurred $17.4 million in issuance costs.

During the six months ended June 30, 2015,  we redeemed our Series O Preferred Shares, at par.  The redemption amount, before payment of accrued dividends, was $145.0 million.  We  recorded a $4.8 million EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2015 in connection with this redemption.

Common share dividends, including amounts paid to our restricted share unitholders, totaled $294.3 million ($1.70 per share) and $242.0 million ($1.40 per share) for the three months ended June 30, 2015 and 2014, respectively, and $536.6 million ($3.10 per share) and $483.7 million ($2.80 per share), for the six months ended June 30, 2015 and 2014, respectively.  Preferred share dividends totaled $61.4 million and $57.7 million for the three months ended June 30, 2015 and 2014, respectively, and $125.0 million and $110.2 million, for the six months ended June 30, 2015 and 2014, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 15.0% of our common shares outstanding at June 30,  2015.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During each of the six month periods ended June 30,  2015 and 2014, we received $0.2 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks could be withdrawn at any time.

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

June 30, 2015

(Unaudited)

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

For the three and six months ended June 30, 2015, we recorded $0.8 million and $1.5 million, respectively, in compensation expense related to stock options, as compared to $0.7 million and $1.3 million for the same periods in 2014.

During the six months ended June 30, 2015, 285,000 stock options were granted, 123,140 options were exercised and 115,000 options were forfeited.  A total of 2,132,404 stock options were outstanding at June 30, 2015 (2,085,544 at December 31, 2014).

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

During the six months ended June 30, 2015, 127,030 RSUs were granted, 47,985 RSUs were forfeited and 164,256 RSUs vested.  This vesting resulted in the issuance of 96,016 common shares.  In addition, tax deposits totaling $13.6 million were made on behalf of employees in exchange for 68,240 common shares withheld upon vesting.

RSUs outstanding at June 30, 2015 and December 31, 2014 were 665,837 and 751,048, respectively.  A total of $6.6 million and $13.0 million in RSU expense was recorded for the three and six months ended June 30, 2015, respectively, which includes approximately $0.1 million and $1.0 million, respectively, in employer taxes incurred upon vesting, as compared to $6.4 million and $12.0 million for the same periods in 2014, which includes approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting.

 See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

Domestic Self-Storage Segment

The Domestic Self-Storage segment includes the operations of the 2,250 self-storage facilities owned by the Company and the Subsidiaries, as well as our equity share of 13 self-storage facilities owned by the Other Investments.  The Domestic Self-Storage segment presentation includes the revenues, cost of operations, and depreciation expense of our self-storage facilities, as well as our equity in earnings of the Other Investments.  For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Domestic Self-Storage segment.

European Self-Storage Segment

The European Self-Storage segment comprises our interest in Shurgard Europe (Note 4), which has a separate management team reporting directly to our CODM and our joint venture partner.  The European Self-Storage segment presentation includes our equity share of Shurgard Europe’s operations, the interest and other income received from Shurgard Europe, and foreign currency exchange gains and losses that are attributable to Shurgard Europe.  At June 30, 2015, the assets of the European Self-Storage segment are comprised of our investment in Shurgard Europe.  Prior to July 2014, we also had a loan receivable from Shurgard Europe (Note 5).

Commercial Segment

The Commercial segment comprises (i) our investment in PSB (Note 4), a publicly-traded REIT with a separate management team that makes its financing, capital allocation and other significant decisions, as well as (ii) certain commercial facilities we own, substantially all of which are managed by PSB.  The Commercial segment presentation includes our equity earnings from PSB, as well as the revenues and expenses of our commercial facilities.  At June 30, 2015, the assets of the Commercial segment are comprised principally of our investment in PSB.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Presentation of Segment Information

The following tables reconcile the net income of each segment, in terms of segment income, to our consolidated net income (amounts in thousands):

Three months ended June 30, 2015

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$551,028	$-	$-	$-	$551,028
Ancillary operations	-	-	3,378	38,225	41,603
	551,028	-	3,378	38,225	592,631

Expenses:
Self-storage cost of operations	147,826	-	-	-	147,826
Ancillary cost of operations	-	-	1,096	13,310	14,406
Depreciation and amortization	105,877	-	596	-	106,473
General and administrative	-	-	-	20,988	20,988
	253,703	-	1,692	34,298	289,693

Operating income	297,325	-	1,686	3,927	302,938

Interest and other income	-	289	-	645	934
Equity in earnings of
unconsolidated real estate entities	609	1,355	5,516	-	7,480
Gain on real estate sales	16,688	-	-	-	16,688
Net income	$314,622	$1,644	$7,202	$4,572	$328,040

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

Six months ended June 30, 2015

	Domestic Self-Storage	European Self-Storage	Commercial	Other Items Not Allocated to Segments	Total

	(Amounts in thousands)
Revenues:
Self-storage facilities	$1,081,665	$-	$-	$-	$1,081,665
Ancillary operations	-	-	7,288	73,072	80,360
	1,081,665	-	7,288	73,072	1,162,025

Expenses:
Self-storage cost of operations	309,068	-	-	-	309,068
Ancillary cost of operations	-	-	2,208	24,118	26,326
Depreciation and amortization	212,417	-	1,202	-	213,619
General and administrative	-	-	-	45,148	45,148
	521,485	-	3,410	69,266	594,161

Operating income	560,180	-	3,878	3,806	567,864

Interest and other income	-	575	-	1,031	1,606
Equity in earnings of
unconsolidated real estate entities	1,162	7,091	15,411	-	23,664
Gain on real estate sales	18,160	-	-	-	18,160
Net income	$579,502	$7,666	$19,289	$4,837	$611,294

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

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

June 30, 2015

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program, but purchase insurance from an independent third party insurance company for aggregate claims between $5.0 million and $15.0 million per occurrence.  We are subject to licensing requirements and regulations in several states.  At June 30, 2015, there were approximately 893,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.5 billion.

13.Subsequent Events

We are currently under contract to acquire nine self-storage facilities (three in Colorado and six in Florida) with 0.7 million net rentable square feet for $96.7 million.

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

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed facilities;
•	risks related to our development of new facilities and/or participation in joint ventures;
•

risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing the environment, taxes and our tenant reinsurance business and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2015 financial statements, primarily Note 2, summarize our significant accounting policies.

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

MD&A Overview

Our domestic self-storage facilities generated most of our revenues, cost of operations and net income for the six months ended June 30, 2015.  Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2014, we acquired 44 facilities for approximately $431 million, primarily through large portfolio acquisitions.  During the six months ended June 30, 2015, we acquired eight self-storage facilities for $72.2 million.  We are under contract to acquire nine self-storage facilities (three in Colorado and six in Florida) with 0.7 million  net rentable square feet for $96.7 million.  We will continue to seek to acquire facilities in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the number of facilities we may acquire.

Since the beginning of 2013, we opened development and expansion projects with a total cost of $243 million, and as of June 30, 2015, we had additional projects which will add approximately 3.9 million net rentable square feet of storage space at a total cost of approximately $479 million.  A total of $145 million in costs were incurred through June 30, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily in the next 18 months.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

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

As of June 30, 2015, we have liquid capital resources in excess of $700 million, and planned capital needs over the next year totaling approximately $450 million.  Our liquid capital resources are comprised of $474 million of available borrowing capacity on our line of credit and $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of $334 million of remaining spend on our development pipeline, $97 million in property acquisitions, and $19 million in debt repayment.  We expect that our planned capital needs will continue to grow as we continue to seek additional development and acquisition opportunities.  We may redeem our outstanding 6.50% Series P Preferred Shares later in 2015 at par for $125 million.  We believe that we have access to additional debt or equity capital if needed to fund such future commitments.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three and Six Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015, net income allocable to our common shareholders was $263.9 million or $1.52 per diluted common share, compared to $218.4 million or $1.26 per diluted common share for the same period in 2014, representing an increase of $45.5 million or $0.26 per diluted common share. The increase is primarily due to a $44.8 million increase in self-storage operating income, as a result of a $29.6 million increase for our Same Store Facilities and a $15.2 million increase for our Non Same Store Facilities.

For the six months ended June 30, 2015, net income allocable to our common shareholders was $476.5 million or $2.75 per diluted common share, compared to $392.4 million or $2.27 per diluted common share for the same period in 2014, representing an increase of $84.1 million or $0.48 per diluted common share. The increase is primarily due to an $84.7 million increase in self-storage operating income, as a result of a $55.0 million increase for our Same Store Facilities and a $29.7 million increase for our Non Same Store Facilities.

Funds from Operations (“FFO”) and FFO per share are non-GAAP measures defined by the National Association of Real Estate Investment Trusts and are considered helpful measures of REIT performance by REITs and many REIT analysts.  FFO represents net income before real estate depreciation, gains and losses, and impairment charges, which are excluded because they are based upon historical real estate costs and assume that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  FFO and FFO per share are not a substitute for net income or earnings per share.  FFO is not a substitute for GAAP net cash flow in evaluating our liquidity or ability to pay dividends, because it excludes financing activities presented on our statements of cash flows.  In addition, other REITs may compute these measures differently, so comparisons among REITs may not be helpful.

For the three months ended June 30, 2015, FFO was $2.15 per diluted common share, as compared to $1.99 for the same period in 2014, representing an increase of 8.0%, or $0.16 per diluted common share.

For the six months ended June 30, 2015, FFO was $4.06 per diluted common share, as compared to $3.73 for the same period in 2014, representing an increase of 8.8%, or $0.33 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.52	$1.26	$2.75	$2.27
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.72	0.74	1.44	1.47
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.09)	(0.01)	(0.13)	(0.01)
FFO per share	$2.15	$1.99	$4.06	$3.73

Computation of FFO per Share:

Net income allocable to common shareholders	$263,926	$218,352	$476,539	$392,404
Eliminate items excluded from FFO:
Depreciation and amortization	106,473	106,443	213,619	215,464
Depreciation from unconsolidated
real estate investments	19,035	21,062	37,816	40,733
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(828)	(811)	(1,755)	(1,939)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(16,625)	(1,205)	(23,103)	(1,292)
FFO allocable to common shares	$371,981	$343,841	$703,116	$645,370
Diluted weighted average common shares	173,387	173,181	173,377	172,995
FFO per share	$2.15	$1.99	$4.06	$3.73

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) property acquisition costs incurred and (iv) certain other items.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change

FFO per share	$2.15	$1.99	8.0%	$4.06	$3.73	8.8%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss	-	0.01		-	0.02
Application of EITF D-42	-	-		0.03	-
Property acquisition costs	0.02	-		0.02	0.01
Other items	-	(0.03)		-	0.02
Core FFO per share	$2.17	$1.97	10.2%	$4.11	$3.78	8.7%

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

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2015		2014	Change	2015	2014	Change

(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$487,206	$456,203	6.8%	$957,998	$900,051	6.4%
Non Same Store Facilities	63,822	44,600	43.1%	123,667	86,339	43.2%
	551,028	500,803	10.0%	1,081,665	986,390	9.7%
Cost of operations:
Same Store Facilities	129,073	127,717	1.1%	271,070	268,146	1.1%
Non Same Store Facilities	18,753	14,710	27.5%	37,998	30,349	25.2%
	147,826	142,427	3.8%	309,068	298,495	3.5%
Net operating income (a):
Same Store Facilities	358,133	328,486	9.0%	686,928	631,905	8.7%
Non Same Store Facilities	45,069	29,890	50.8%	85,669	55,990	53.0%
Total net operating income	403,202	358,376	12.5%	772,597	687,895	12.3%

Total depreciation and amortization expense:
Same Store Facilities	(80,971)	(80,068)	1.1%	(161,368)	(161,456)	(0.1)%
Non Same Store Facilities	(24,906)	(25,642)	(2.9)%	(51,049)	(52,587)	(2.9)%
Total depreciation and
amortization expense (b)	(105,877)	(105,710)	0.2%	(212,417)	(214,043)	(0.8)%

Operating income from self-storage:
Same Store Facilities	277,162	248,418	11.6%	525,560	470,449	11.7%
Non Same Store Facilities	20,163	4,248	374.6%	34,620	3,403	917.3%
Operating income from self-storage (c)	$297,325	$252,666	17.7%	$560,180	$473,852	18.2%

Number of facilities at period end:
Same Store Facilities				1,990	1,990	-
Non Same Store Facilities				260	205	26.8%

Net rentable square footage at period end (in thousands):
Same Store Facilities				126,347	126,347	-
Non Same Store Facilities				19,536	14,706	32.8%
(a)	See “Net Operating Income” below for further information regarding this non-GAAP measure.
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

Operating income from our self-storage operations has increased 17.7% and 18.2% in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  This increase is due to improvements in our Same Store Facilities, as well as the acquisitions of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2013 and therefore provide meaningful comparisons for 2014 and 2015.  Due to significant disruptions at certain facilities in the Houston market due to flooding, our same store pool decreased from 2,000 facilities at March 31, 2015 to 1,990 facilities at June 30, 2015.  The following table summarizes the historical operating results of these 1,990 facilities (126.3 million net rentable square feet) that represent approximately 87% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2015.

Selected Operating Data for the Same Store Facilities (1,990 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
2015		2014	Change	2015	2014	Change

(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$465,196	$434,616	7.0%	$914,043	$856,213	6.8%
Late charges and
administrative fees	22,010	21,587	2.0%	43,955	43,838	0.3%
Total revenues (a)	487,206	456,203	6.8%	957,998	900,051	6.4%

Cost of operations:
Property taxes	49,821	47,452	5.0%	99,793	95,419	4.6%
On-site property manager payroll	25,185	25,326	(0.6)%	52,045	52,424	(0.7)%
Supervisory payroll	8,999	8,783	2.5%	17,995	17,690	1.7%
Repairs and maintenance	8,935	9,510	(6.0)%	24,935	24,333	2.5%
Utilities	9,102	9,231	(1.4)%	19,585	19,954	(1.8)%
Advertising and selling expense	5,500	6,093	(9.7)%	11,663	12,637	(7.7)%
Other direct property costs	13,244	12,972	2.1%	26,203	25,478	2.8%
Allocated overhead	8,287	8,350	(0.8)%	18,851	20,211	(6.7)%
Total cost of operations (a)	129,073	127,717	1.1%	271,070	268,146	1.1%
Net operating income (b)	358,133	328,486	9.0%	686,928	631,905	8.7%
Depreciation and
amortization expense	(80,971)	(80,068)	1.1%	(161,368)	(161,456)	(0.1)%
Operating income from Same
Store Facilities	$277,162	$248,418	11.6%	$525,560	$470,449	11.7%

Gross margin (before
depreciation and amortization)	73.5%	72.0%	2.1%	71.7%	70.2%	2.1%

Weighted average for the period:
Square foot occupancy	95.4%	94.7%	0.7%	94.4%	93.6%	0.9%

Realized annual rental income per (c):
Occupied square foot	$15.44	$14.53	6.3%	$15.33	$14.48	5.9%
Available square foot	$14.73	$13.76	7.0%	$14.47	$13.55	6.8%

At June 30:
Square foot occupancy				95.7%	95.1%	0.6%
Annual contract rent per
occupied square foot (d)				$16.25	$15.31	6.1%

(a)	Revenues and cost of operations do not include ancillary revenues and expenses generated at the facilities with respect to tenant reinsurance and retail sales.
(b)	See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our Statements of Income.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.8% in the three months ended June 30, 2015 as compared to the same period in 2014 due primarily to a 6.3% increase in realized annual rental income per occupied square foot and a 0.7% increase in weighted average square foot occupancy.  Revenues generated by our Same Store Facilities increased by 6.4% in the six months ended June 30, 2015 as compared to the same period in 2014 due primarily to a 5.9% increase in realized annual rental income per occupied square foot and a 0.9% increase in weighted average square foot occupancy.  The increase in realized annual rental income per occupied square foot was due primarily to annual rent increases given to existing tenants and to a lesser extent, increased move-in rental rates.

Same Store weighted average square foot occupancy increased from 94.7% in the three months ended June 30, 2014 to 95.4% in the three months ended June 30, 2015, representing an increase of 0.7%.  Same Store weighted average square foot occupancy increased from 93.6% in the six months ended June 30, 2014 to 94.4% in the six months ended June 30, 2015, representing an increase of 0.9%.  At June 30, 2015, the year-over-year occupancy gap was 0.6%.  We expect the year over year occupancy gap to narrow because we believe we are reaching limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

We believe rental growth in the remainder of 2015 will need to come from a combination of the following; (i) continued annual rent increases to tenants, (ii) higher rental rates charged to new tenants, (iii) lower promotional discounts and, to a lesser extent, (iv) higher occupancies.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of competitor supply of self-storage space and the average length of stay of our tenants.

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect rent increases to existing tenants for the remainder of 2015 to be similar to the prior year.

During the three months ended June 30, 2015 and 2014, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.87 and $13.73, respectively, and for tenants that vacated were $14.64 and $13.96, respectively.  During the six months ended June 30, 2015 and 2014, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.25 and $13.33, respectively, and for tenants that vacated were $14.57 and $13.93, respectively.  Realized annual rental income per square foot increased in the three and six months ended June 30, 2015 as compared to the same periods in 2014, despite vacate rental rates generally exceeding move-in rates, due primarily to rate increases to existing tenants.  The percentage of new tenants receiving promotional discounts in the three and six months ended June 30, 2015 was flat as compared to the same periods in 2014.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.1% in each of the three and six months ended June 30, 2015 as compared to the same periods in 2014, due primarily to increased property tax expense.

Property tax expense increased 5.0% and 4.6% in the three and six months ended June 30, 2015 as compared to the same periods in 2014, due primarily to higher assessed values and tax rates.  We expect property tax expense growth of approximately 5% in the remainder of 2015.

On-site property manager payroll expense decreased 0.6% and 0.7% in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The decrease in the three month period was due primarily to reduced workers compensation costs, and the decrease in the six month period was due to reduced hours worked due to staffing efficiencies, offset partially by higher wage rates.  We expect on-site property manager payroll expense to increase modestly in the remainder of 2015 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 2.5% and 1.7% in the three and six months ended June 30, 2015 as compared to the same periods in 2014 due primarily to higher wage rates and, in the case of the three month period, increased headcount.  We expect inflationary increases in compensation rates and increased headcount in the remainder of 2015.

Repairs and maintenance expense decreased 6.0% and increased 2.5% in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  Repair and maintenance costs include snow removal expense totaling $8.4 million and $7.2 million in the six months ended June 30, 2015 and 2014, respectively.  Excluding snow removal costs, repairs and maintenance decreased 3.0% in the six months ended June 30, 2015 as compared to the same period in 2014.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 1.4% and 1.8% in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses decreased 9.7% and 7.7% in the three and six months ended June 30, 2015 as compared to the same periods in 2014.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to be approximately flat in the remainder of 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 2.1% and 2.8% in the three and six months ended June 30, 2015 as compared to the same periods in 2014, due primarily to higher credit card fees.  Credit card fees increased due to a higher proportion of collections being received from credit cards.  We expect moderate increases in other direct property costs in the remainder of 2015.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 0.8% and 6.7% in the three and six months ended June 30, 2015 as compared to the same periods in 2014, due to an acceleration of the timing of our annual field staff meetings to the fourth quarter of 2014, which would normally have occurred during the first quarter of 2015.  We expect inflationary growth in allocated overhead in the remainder of 2015 as compared to the same period in 2014.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amount)
Total revenues:
2015	$470,792	$487,206
2014	$443,848	$456,203	$479,889	$471,729	$1,851,669

Total cost of operations:
2015	$141,997	$129,073
2014	$140,429	$127,717	$129,709	$104,560	$502,415

Property taxes:
2015	$49,972	$49,821
2014	$47,967	$47,452	$46,554	$28,037	$170,010

Repairs and maintenance:
2015	$16,000	$8,935
2014	$14,823	$9,510	$9,938	$9,397	$43,668

Advertising and selling expense:
2015	$6,163	$5,500
2014	$6,544	$6,093	$7,844	$6,430	$26,911

REVPAF:
2015	$14.21	$14.73
2014	$13.35	$13.76	$14.46	$14.24	$13.95

Weighted average realized annual rent per occupied square foot:
2015	$15.21	$15.44
2014	$14.41	$14.53	$15.27	$15.23	$14.86

Weighted average occupancy levels for the period:
2015	93.4%	95.4%
2014	92.6%	94.7%	94.7%	93.5%	93.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Three Months Ended June 30,				Six Months Ended June 30,
2015		2014	Change	2015	2014	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (205 facilities)	$74,357	$68,773	8.1%	$146,420	$135,861	7.8%
San Francisco (127 facilities)	41,282	38,010	8.6%	81,045	74,846	8.3%
New York (82 facilities)	32,005	30,382	5.3%	63,040	60,107	4.9%
Chicago (128 facilities)	29,086	27,847	4.4%	57,289	54,905	4.3%
Washington DC (75 facilities)	22,692	22,099	2.7%	44,595	43,560	2.4%
Seattle-Tacoma (83 facilities)	22,878	21,276	7.5%	44,832	41,766	7.3%
Miami (65 facilities)	21,468	20,150	6.5%	42,556	39,929	6.6%
Dallas-Ft. Worth (97 facilities)	19,265	17,764	8.4%	37,746	35,107	7.5%
Houston (75 facilities)	17,013	15,678	8.5%	33,484	30,957	8.2%
Atlanta (90 facilities)	16,462	15,405	6.9%	32,487	30,567	6.3%
Philadelphia (55 facilities)	11,970	11,476	4.3%	23,589	22,730	3.8%
Denver (45 facilities)	11,426	10,227	11.7%	22,144	19,934	11.1%
Minneapolis-St Paul
(41 facilities)	9,267	8,993	3.0%	18,045	17,477	3.2%
Portland (42 facilities)	8,983	8,098	10.9%	17,435	15,838	10.1%
Orlando-Daytona (47 facilities)	8,442	7,796	8.3%	16,643	15,486	7.5%
All other markets (733 facilities)	140,610	132,229	6.3%	276,648	260,981	6.0%
Total revenues	$487,206	$456,203	6.8%	$957,998	$900,051	6.4%

Net operating income:
Los Angeles	$60,708	$54,976	10.4%	$118,217	$107,189	10.3%
San Francisco	33,630	30,124	11.6%	65,323	58,638	11.4%
New York	22,959	21,411	7.2%	42,673	40,457	5.5%
Chicago	17,172	16,068	6.9%	30,939	28,417	8.9%
Washington DC	17,186	16,916	1.6%	32,973	32,507	1.4%
Seattle-Tacoma	17,868	16,397	9.0%	34,667	31,778	9.1%
Miami	15,060	13,960	7.9%	29,449	27,146	8.5%
Dallas-Ft. Worth	13,087	11,878	10.2%	25,248	23,294	8.4%
Houston	12,120	10,848	11.7%	23,667	21,243	11.4%
Atlanta	11,766	10,860	8.3%	22,976	21,293	7.9%
Philadelphia	8,601	8,204	4.8%	15,703	14,980	4.8%
Denver	8,576	7,484	14.6%	16,091	14,242	13.0%
Minneapolis-St. Paul	6,397	6,078	5.2%	12,147	11,137	9.1%
Portland	6,968	6,014	15.9%	13,310	11,650	14.2%
Orlando-Daytona	5,796	5,209	11.3%	11,282	10,244	10.1%
All other markets	100,239	92,059	8.9%	192,263	177,690	8.2%
Total net operating income	$358,133	$328,486	9.0%	$686,928	$631,905	8.7%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Weighted average square foot occupancy:
occupancy:
Los Angeles	96.0%	94.6%	1.5%	95.4%	93.9%	1.6%
San Francisco	96.7%	95.5%	1.3%	96.1%	94.8%	1.4%
New York	95.6%	94.6%	1.1%	94.6%	93.6%	1.1%
Chicago	94.1%	94.5%	(0.4)%	92.8%	93.1%	(0.3)%
Washington DC	95.0%	94.1%	1.0%	93.1%	92.6%	0.5%
Seattle-Tacoma	96.0%	94.8%	1.3%	94.9%	93.6%	1.4%
Miami	95.1%	94.9%	0.2%	94.8%	94.5%	0.3%
Dallas-Ft. Worth	95.8%	94.9%	0.9%	94.8%	94.1%	0.7%
Houston	95.0%	94.6%	0.4%	94.3%	94.0%	0.3%
Atlanta	95.0%	93.7%	1.4%	94.1%	92.8%	1.4%
Philadelphia	94.5%	94.6%	(0.1)%	93.4%	93.7%	(0.3)%
Denver	96.9%	96.5%	0.4%	95.8%	94.9%	0.9%
Minneapolis-St. Paul	95.4%	95.9%	(0.5)%	92.7%	93.6%	(1.0)%
Portland	97.3%	96.7%	0.6%	96.3%	95.3%	1.0%
Orlando-Daytona	95.5%	93.3%	2.4%	95.0%	93.1%	2.0%
All other markets	95.1%	94.5%	0.6%	94.1%	93.4%	0.7%
Total weighted average
occupancy	95.4%	94.7%	0.7%	94.4%	93.6%	0.9%

Realized annual rent per occupied square foot:
Los Angeles	$21.24	$19.90	6.7%	$21.03	$19.79	6.3%
San Francisco	22.53	20.95	7.5%	22.26	20.79	7.1%
New York	23.09	22.08	4.6%	22.95	22.06	4.0%
Chicago	14.69	14.00	4.9%	14.67	13.98	4.9%
Washington DC	20.48	20.26	1.1%	20.56	20.26	1.5%
Seattle-Tacoma	16.64	15.65	6.3%	16.50	15.55	6.1%
Miami	18.48	17.35	6.5%	18.37	17.22	6.7%
Dallas-Ft. Worth	12.39	11.48	7.9%	12.26	11.42	7.4%
Houston	13.07	12.09	8.1%	12.96	11.98	8.2%
Atlanta	11.06	10.47	5.6%	11.00	10.44	5.4%
Philadelphia	14.12	13.45	5.0%	14.05	13.42	4.7%
Denver	15.41	13.77	11.9%	15.08	13.63	10.6%
Minneapolis-St. Paul	13.17	12.69	3.8%	13.20	12.62	4.6%
Portland	16.14	14.61	10.5%	15.83	14.48	9.3%
Orlando-Daytona	11.80	11.09	6.4%	11.67	11.02	5.9%
All other markets	12.37	11.67	6.0%	12.29	11.64	5.6%
Total realized rent per square
foot	$15.44	$14.53	6.3%	$15.33	$14.48	5.9%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
REVPAF:
Los Angeles	$20.39	$18.82	8.3%	$20.07	$18.58	8.0%
San Francisco	21.79	20.02	8.8%	21.38	19.70	8.5%
New York	22.08	20.90	5.6%	21.72	20.65	5.2%
Chicago	13.83	13.22	4.6%	13.62	13.02	4.6%
Washington DC	19.46	19.07	2.0%	19.15	18.76	2.1%
Seattle-Tacoma	15.98	14.84	7.7%	15.65	14.56	7.5%
Miami	17.58	16.46	6.8%	17.41	16.28	6.9%
Dallas-Ft. Worth	11.87	10.90	8.9%	11.63	10.75	8.2%
Houston	12.41	11.43	8.6%	12.22	11.26	8.5%
Atlanta	10.51	9.82	7.0%	10.36	9.70	6.8%
Philadelphia	13.34	12.72	4.9%	13.13	12.57	4.5%
Denver	14.93	13.29	12.3%	14.45	12.94	11.7%
Minneapolis-St. Paul	12.57	12.17	3.3%	12.24	11.81	3.6%
Portland	15.71	14.13	11.2%	15.24	13.80	10.4%
Orlando-Daytona	11.27	10.34	9.0%	11.09	10.27	8.0%
All other markets	11.76	11.04	6.5%	11.56	10.87	6.3%
Total REVPAF	$14.73	$13.76	7.0%	$14.47	$13.55	6.8%

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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2015 represent 260 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2013, or that we did not own as of January 1, 2013.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES	2015	2014	Change	2015	2014	Change

	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2015 acquisitions	$1,019	$-	$1,019	$1,642	$-	$1,642
2014 acquisitions	10,334	479	9,855	20,006	479	19,527
2013 acquisitions	27,174	23,572	3,602	53,104	45,771	7,333
Other facilities	25,295	20,549	4,746	48,915	40,089	8,826
Total revenues	63,822	44,600	19,222	123,667	86,339	37,328

Cost of operations before depreciation
and amortization expense:
2015 acquisitions	374	-	374	578	-	578
2014 acquisitions	2,989	192	2,797	6,137	192	5,945
2013 acquisitions	7,924	7,728	196	16,267	16,372	(105)
Other facilities	7,466	6,790	676	15,016	13,785	1,231
Total cost of operations	18,753	14,710	4,043	37,998	30,349	7,649

Net operating income:
2015 acquisitions	645	-	645	1,064	-	1,064
2014 acquisitions	7,345	287	7,058	13,869	287	13,582
2013 acquisitions	19,250	15,844	3,406	36,837	29,399	7,438
Other facilities	17,829	13,759	4,070	33,899	26,304	7,595
Net operating income (a)	45,069	29,890	15,179	85,669	55,990	29,679
Depreciation and amortization
expense	(24,906)	(25,642)	736	(51,049)	(52,587)	1,538
Operating income from
Non Same Store Facilities	$20,163	$4,248	$15,915	$34,620	$3,403	$31,217

At June 30:
Square foot occupancy:
2015 acquisitions				88.0%	-	-
2014 acquisitions				93.4%	93.3%	0.1%
2013 acquisitions				94.9%	90.8%	4.5%
Other facilities				88.5%	88.7%	(0.2)%
				92.0%	90.0%	2.2%
Annual contract rent per occupied square foot:
2015 acquisitions				$12.94	$-	-
2014 acquisitions				13.04	10.00	30.4%
2013 acquisitions				14.53	13.56	7.2%
Other facilities				15.67	15.34	2.2%
				$14.63	$14.18	3.2%
Number of facilities:
2015 acquisitions				8	-	8
2014 acquisitions				44	6	38
2013 acquisitions				121	121	-
Other facilities				87	78	9
				260	205	55
Net rentable square feet (in thousands):
2015 acquisitions				560	-	560
2014 acquisitions				3,457	431	3,026
2013 acquisitions				8,056	8,036	20
Other facilities				7,463	6,239	1,224
				19,536	14,706	4,830

(a)See “Net Operating Income” below for a reconciliation of this non-GAAP measure to our operating income in our Statements of Income.

The facilities included above under “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $72.2 million, $430.7 million, and $1.16 billion, respectively.

For the six months ended June 30, 2015, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2014 and 2013 was 6.4% each, respectively.  The yields for the facilities acquired in the six months ended June 30, 2015 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $243 million.  These expanded and newly developed facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because the incremental earnings from those development activities are less than the cost of capital required to fund the development cost.

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

As of June 30, 2015, we had development and expansion projects which will add approximately 3.9 million net rentable square feet of storage space at a total cost of approximately $479 million.  A total of $145 million of these costs were incurred through June 30, 2015, with the remaining costs expected to be incurred in 2015 and 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  We believe that the resulting dilution from our development activities will also grow in the remainder of 2015 and beyond.

We are under contract to acquire nine self-storage facilities (three in Colorado and six in Florida) with 0.7 million net rentable square feet for $96.7 million.  We will continue to seek to acquire facilities in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to acquire facilities.

Equity in earnings of unconsolidated real estate entities

At June 30, 2015, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method.

Equity in earnings of unconsolidated real estate entities for the three and six months ended June 30, 2015 and 2014 consists of our pro-rata share of the net income of these unconsolidated real estate entities for each period.  The following table sets forth the significant components of equity in earnings of unconsolidated real estate entities.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$5,516	$4,315	$1,201	$15,411	$9,652	$5,759
Shurgard Europe	1,355	9,379	(8,024)	7,091	18,263	(11,172)
Other Investments	609	441	168	1,162	824	338
Total equity in earnings	$7,480	$14,135	$(6,655)	$23,664	$28,739	$(5,075)

Investment in PSB:    At June 30, 2015 and December 31, 2014, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2015, PSB owned and operated 28.4 million rentable square feet of commercial space located in eight states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $5.5 million for the three months ended June 30, 2015 as compared to $4.3 million for the same period in 2014 due primarily to reduced depreciation, and increased to $15.4 million for the six months ended June 30, 2015 as compared to $9.7 million for the same period in 2014 due primarily to our $5.0 million equity share of PSB’s gain on sale of real estate in the six months ended June 30, 2015. See Note 4 to our June 30, 2015 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe:    We have a 49% equity share in Shurgard Europe’s net income.  At June 30, 2015, Shurgard Europe’s operations are comprised of 215 wholly-owned facilities with 11 million net rentable square feet.  In Note 4 to our June 30, 2015 financial statements, we disclose Shurgard Europe’s consolidated operating results and selected financial data for the six months ended June 30, 2015 and 2014.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe and, for certain periods, we received interest income from Shurgard Europe on a loan payable to us.

Our equity in earnings from Shurgard Europe decreased to $1.4 million and $7.1 million for the three and six months ended June 30, 2015, respectively, as compared $9.4 million and $18.3 million for the same periods in 2014.  These decreases are due primarily to (i) our equity share, totaling $1.6 million and $3.1 million for the three and six month periods, respectively, of increased interest expense, as measured on a constant exchange rate basis, incurred in connection with Shurgard Europe’s July 2014 refinancing activities,  (ii) our $3.5 million equity share of acquisition costs incurred by Shurgard Europe in connection with their June 2015 acquisition of 23 self-storage facilities from a third-party, (iii) reductions of 19.3% and 18.6% in average exchange rates between the U.S. Dollar and the Euro to 1.106 and 1.116 for the three and six months ended June 30, 2015, respectively, from 1.371 for each of the same periods in 2014, which reduced our share of earnings by $1.5 million and $3.1 million for the three and six months ended June 30, 2015, respectively, offset partially by (iv) improved property operations, as measured on a constant exchange rate basis.

On June 30, 2015, Shurgard Europe acquired 23 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $130 million (€117 million).

In June 2015, Shurgard Europe issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.  Shurgard Europe used a portion of these funds to acquire the Netherland facilities noted above and to repay all credit facility borrowings.  Shurgard Europe had approximately €96 million in cash at June 30, 2015.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard

Europe conducts its business, principally the Euro.  Assuming a continuation of the 1.116 exchange rate for the six months ended June 30, 2015, compared to approximately 1.287 for the last six months of 2014, our earnings will be negatively impacted in the remainder of 2015.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with (i) the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S., (ii) merchandise sales, (iii) commercial property operations, and (iv) management of 42 self-storage facilities owned by third parties and the Unconsolidated Real Estate Entities.

Commercial property operations are included in our commercial segment and all other ancillary revenues and costs of operations are not allocated to any segment.  See Note 11 to our June 30, 2015 financial statements for further information regarding our segments and for a reconciliation of these ancillary revenues and cost of operations to our net income.

The following table sets forth our ancillary operations as presented on our income statements:

Three Months Ended June 30,				Six Months Ended June 30,
2015		2014	Change	2015	2014	Change

	(Amounts in thousands)
Ancillary Revenues:
Tenant reinsurance
premiums	$27,432	$23,663	$3,769	$53,442	$45,903	$7,539
Commercial	3,378	3,966	(588)	7,288	7,971	(683)
Merchandise and other	10,793	9,605	1,188	19,630	17,397	2,233
Total revenues	41,603	37,234	4,369	80,360	71,271	9,089

Ancillary Cost of Operations:
Tenant reinsurance	6,780	1,040	5,740	12,361	13,613	(1,252)
Commercial	1,096	1,293	(197)	2,208	2,608	(400)
Merchandise and other	6,530	5,794	736	11,757	10,357	1,400
Total cost of operations	14,406	8,127	6,279	26,326	26,578	(252)

Commercial depreciation (a)	596	733	(137)	1,202	1,421	(219)

Ancillary operating income:
Tenant reinsurance	20,652	22,623	(1,971)	41,081	32,290	8,791
Commercial	1,686	1,940	(254)	3,878	3,942	(64)
Merchandise and other	4,263	3,811	452	7,873	7,040	833
Operating income from
ancillary operations (a)	$26,601	$28,374	$(1,773)	$52,832	$43,272	$9,560
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

Tenant reinsurance revenue increased from $23.7 million in the three months ended June 30, 2014 to $27.4 million in the three months ended June 30, 2015, and from $45.9 million in the six months ended June 30, 2014 to $53.4 million in the six months ended June 30, 2015 due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to higher occupancies and newly acquired facilities in 2014 and the first six months of 2015.

We expect continued increases in tenant insurance revenues in the remainder of 2015 due to the same factors noted above.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the three and six months ended June 30, 2014 includes a $4.1 million reduction associated with the recognition of a deferred tax asset.  Tenant reinsurance cost of operations for the six months ended June 30, 2014 includes a $7.8 million accrual related to a legal settlement.  The increases of $1.6 million and $2.4 million in ongoing cost of operations for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 are due primarily to an increase in exposure associated with more insured tenants combined with losses incurred in connection with flooding in the Houston market.

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

Other Income and Expense Items

Interest and other income:  Interest and other income for the three months ended June 30, 2015 and 2014 totaled $0.9 million and $1.0 million.  Interest and other income for the six months ended June 30, 2015 and 2014 totaled $1.6 million and $3.4 million, respectively, representing a reduction of $1.8 million.  As described more fully in Note 5 to our June 30, 2015 financial statements, the reduction for the six month period was primarily due to the sale of a 51% interest in the loan receivable from Shurgard Europe on January 28, 2014 to our joint venture partner.

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

Depreciation and amortization: Depreciation and amortization increased to $106.5 million for the three months ended June 30, 2015 as compared to $106.4 million for the same period in 2014.  Depreciation and amortization decreased to $213.6 million for the six months ended June 30, 2015 as compared to $215.5 million for the same period in 2014, due principally to a decrease in amortization expense for the 121 facilities acquired from third parties in 2013 offset by increases in amortization expense for the 52 facilities acquired from third parties since January 1, 2014.  Included in depreciation and amortization is amortization expense of tenant intangibles for facilities acquired from third parties, which is being amortized relative to the expected future benefit of the customers in place for each period.  Such amortization expense totaled $6.7 million and $15.9 million for the three and six months ended June 30, 2015, respectively, as compared to $10.2 million and $24.8 million for the same periods in 2014.  Based upon the facilities we own at June 30, 2015, amortization expense with respect to such intangibles is estimated at $8.9 million for the remainder of 2015.  The level of future depreciation and amortization will primarily depend upon the level of acquisitions of facilities and the level of capital expenditures we incur on our facilities.

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change

	(Amounts in thousands)

Share-based compensation expense	$7,334	$7,077	$257	$14,492	$13,364	$1,128
Costs of senior executives	416	416	-	4,716	4,722	(6)
Development and acquisition costs	2,184	2,184	-	5,012	4,507	505
Tax compliance costs and taxes paid	1,414	994	420	2,759	2,360	399
Legal costs	3,905	742	3,163	8,933	1,758	7,175
Public company costs	891	861	30	1,896	1,705	191
Other costs	4,844	3,103	1,741	7,340	5,950	1,390
Total	$20,988	$15,377	$5,611	$45,148	$34,366	$10,782

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increases in share-based compensation costs in the three and six months ended June 30, 2015 as compared to the same periods in 2014 are due primarily to additional share-based grants, and we expect increases at a similar rate in the remainder of 2015.  See Note 10 to our June 30, 2015 financial statements for further information on our share-based compensation.

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

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The increases of $3.2 million and $7.2 million in legal costs are due primarily to legal fees and expenses associated with certain litigated matters.  Given our current level of litigation, we believe our legal costs will be higher in the remainder of 2015 as compared to the same periods in 2014.

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

Interest expense: For the three and six months ended June 30, 2015, we incurred interest totaling $0.6 million and $1.2 million, respectively, on our outstanding debt of which $0.6 million and $1.2 million, respectively, was capitalized, resulting in no interest expense.  For the three months ended June 30, 2014, we incurred interest of $2.3 million of which $0.2 million was capitalized, resulting in interest expense of $2.1 million.  For the six months ended June 30, 2014, we incurred interest of $5.9 million which $0.4 million was capitalized, resulting in interest expense of $5.5 million.  The decrease in interest expense was due primarily to reduced outstanding debt, including repayments on our term loan.  Based upon our current development activities and debt outstanding, we expect to capitalize all interest incurred in the remainder of 2015.  See Note 6 to our June 30, 2015 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates.

Foreign Exchange Gain (Loss): Foreign currency translation losses were nil for each of the three and six month periods ended June 30, 2015 and $1.7 million and $4.0 million for the three and six months ended June 30, 2014, respectively.  Such losses are expected to be minimal going forward, due to the repayment of our Euro-based loan receivable from Shurgard Europe in July 2014.

Gain on Real Estate Sales: During the six months ended June 30, 2015, we sold one commercial facility and two self-storage facilities in connection with eminent domain proceedings.  We recorded gains on real estate sales totaling $18.2 million ($16.7 million in the three months ended June 30, 2015).

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions increased during the three and six months ended June 30, 2015 as compared to the same periods in 2014 due primarily to higher average outstanding preferred shares.  We also allocated $4.8 million of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2015, in applying Codification Section 260-10-S99-2 to the redemption of our Series O Preferred Shares.  Based upon our preferred shares outstanding at June 30, 2015, our quarterly distribution to our preferred shareholders is expected to be approximately $61.1 million.

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

Three Months Ended June 30,			Six Months Ended June 30,
2015		2014	2015	2014

(Amounts in thousands)
Self-storage operating income:
Same Store Facilities	$358,133	$328,486	$686,928	$631,905
Non Same Store Facilities	45,069	29,890	85,669	55,990
	403,202	358,376	772,597	687,895

Self-storage depreciation expense:
Same Store Facilities	(80,971)	(80,068)	(161,368)	(161,456)
Non Same Store Facilities	(24,906)	(25,642)	(51,049)	(52,587)
	(105,877)	(105,710)	(212,417)	(214,043)

Operating income from self-storage:
Same Store Facilities	277,162	248,418	525,560	470,449
Non Same Store Facilities	20,163	4,248	34,620	3,403
Operating income from self-storage	297,325	252,666	560,180	473,852

Ancillary operating revenue	41,603	37,234	80,360	71,271
Ancillary cost of operations	(14,406)	(8,127)	(26,326)	(26,578)
Commercial depreciation and amortization	(596)	(733)	(1,202)	(1,421)
General and administrative expenses	(20,988)	(15,377)	(45,148)	(34,366)
Operating income	$302,938	$265,663	$567,864	$482,758

Reconciliation of Depreciation and Amortization Expense and Operating Income

In the tables above, we present “Depreciation and Amortization Expense” and “Operating Income” for our self-storage and ancillary operations.  The table below reconciles from the amounts with respect to Self-Storage and Ancillary Operations to the aggregate amounts presented on our Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(Amounts in thousands)
Depreciation and Amortization Expense
Self-storage operations	$105,877	$105,710	$212,417	$214,043
Ancillary (commercial) operations	596	733	1,202	1,421
Depreciation and Amortization on our Statements
of Income	$106,473	$106,443	$213,619	$215,464

Operating Income
Operating income from self-storage	$297,325	$252,666	$560,180	$473,852
Operating income from ancillary operations	26,601	28,374	52,832	43,272
General and administrative expenses	(20,988)	(15,377)	(45,148)	(34,366)
Operating income on our Statements of Income	$302,938	$265,663	$567,864	$482,758

Liquidity and Capital Resources

We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, capital improvements and distributions to our shareholders for the foreseeable future.

As of June 30, 2015, we have liquid capital resources in excess of $700 million, and planned capital needs over the next year totaling approximately $450 million.  Our liquid capital resources are comprised of $474 million of available borrowing capacity on our line of credit and $250 million of expected retained operating cash flow for the next twelve months.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of $334 million of remaining spend on our development pipeline, $97 million in property acquisitions, and $19 million in debt repayment.

We expect that our planned capital needs will continue to grow as we continue to seek additional development and acquisition opportunities.  We may redeem our outstanding 6.50% Series P Preferred Shares later in 2015 at par for $125.0 million.

We believe we have a variety of possibilities to raise additional capital, including the issuance of common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

At August 4, 2015, we have no outstanding borrowings on our $500 million Credit Facility, however, we do have outstanding letters of credit which reduce our borrowing capacity to $474 million.

Debt Service Requirements: As of June 30, 2015, our outstanding debt totaled approximately $58.7 million, including $11.0 million outstanding on our Credit Facility which was repaid on July 2, 2015.  Approximate principal maturities of our debt (excluding our Credit Facility) are $1.2 million in the remainder of 2015, $20.6 million in 2016, $9.3 million in 2017, $11.2 million in 2018, $1.2 million in 2019 and $4.2 million thereafter.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $32.5 million in the six months ended June 30, 2015.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2015, we expect to incur approximately $68 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during the six months ended June 30, 2015 totaled $661.6 million, consisting of $125.0 million to preferred shareholders and $536.6 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2015 to be approximately $244.3 million per year.

On July 29, 2015, our Board declared a regular common quarterly dividend of $1.70 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We are obligated to pay distributions to noncontrolling interests in our consolidated subsidiaries based upon each respective subsidiary’s operating cash flows.  We expect to distribute approximately $8 million per year to noncontrolling interests outstanding at June 30, 2015.

Real Estate Investment Activities:    We are under contract to acquire nine self-storage facilities (three in Colorado and six in Florida) with 0.7 million net rentable square feet for $96.7 million.  We will continue to seek to acquire facilities in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2015, we had development and expansion projects which will add approximately 3.9 million net rentable square feet of storage space at a total cost of approximately $479 million.  A total of $145 million in costs were incurred through June 30, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily over the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities:  On April 15, 2015, we redeemed our 6.875% Series O Preferred Shares for $145 million, at par.  Our 6.5% Series P Preferred Shares, with $125 million outstanding, become redeemable at our option in October 2015, and the timing of redemption of these shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2015, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 4, 2015, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2015 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt (1)	$54,749	$2,521	$22,668	$10,065	$11,797	$1,513	$6,185

Line of credit (2)	11,000	11,000	-	-	-	-	-

Operating leases (3)	86,590	2,250	4,635	3,540	3,274	3,215	69,676

Construction
commitments (4)	94,512	75,610	18,902	-	-	-	-

Total	$246,851	$91,381	$46,205	$13,605	$15,071	$4,728	$75,861

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our June 30, 2015 financial statements for additional information on our notes payable.

(2)We repaid $11.0 million at July 2, 2015.  See Note 6 to our June 30, 2015 financial statements for additional information on our line of credit.

(3)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(4)Amounts exclude an additional $238.9 million in future expected development spending that was not under contract at June 30, 2015.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2015, to be approximately $244.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2015, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through August 4, 2015, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2015.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

During April 2015, we redeemed all 5.8 million of our outstanding Cumulative Preferred Shares, Series O with a liquidation amount of $145.0 million for an aggregate of $145.4 million in cash (inclusive of accrued dividends).

The following table presents monthly information related to our redemption of all of our outstanding Cumulative Preferred Shares, Series O  during the three months ended June 30, 2015:

Period Covered	Total Number of Shares Repurchased	Average Price Paid per Share
April 1, 2015 – April 30, 2015
Preferred Shares - Series O	5,800,000	$ 25.00
May 1, 2015 – May 31, 2015	-	-
June 1, 2015 – June 30, 2015	-	-
Total	5,800,000	$ 25.00

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
DATED: August 4, 2015 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))

10.1

Third Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2015, among Public Storage, the lenders party thereto and Wells Fargo Bank, National Association, as agent.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 2, 2015 (“April 2015 8-K”).

10.2

Copy of the Amended and Restated Credit Agreement dated as of March 21, 2012, consolidating all amendments made by the Letter Agreement, dated as of April 12, 2012, the Second Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2013, and the Third Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2015.  Filed as Exhibit 10.2 to the April 2015 8-K.

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