Form 10-Q
period 2015-09-30
Public Storage
filed 2015-11-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of November  3, 2015:

Common Shares of beneficial interest, $.10 par value per share – 173,155,582 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at September 30, 2015 and December 31, 2014	1

	Statements of Income for the Three and Nine Months Ended September 30, 2015 and 2014	2

	Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	3

	Statement of Equity for the Nine Months Ended September 30, 2015	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	5-6

	Condensed Notes to Financial Statements	7-27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-51

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51-52

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6.	Exhibits	53

PUBLIC STORAGE

BALANCE SHEETS

(Amounts in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$35,668	$187,712
Real estate facilities, at cost:
Land	3,533,393	3,476,883
Buildings	9,559,470	9,386,352
	13,092,863	12,863,235
Accumulated depreciation	(4,767,104)	(4,482,520)
	8,325,759	8,380,715
Construction in process	174,622	104,573
	8,500,381	8,485,288

Investments in unconsolidated real estate entities	806,204	813,740
Goodwill and other intangible assets, net	212,976	228,632
Other assets	99,586	103,304
Total assets	$9,654,815	$9,818,676

LIABILITIES AND EQUITY

Notes payable	$55,725	$64,364
Preferred shares called for redemption (Note 8)	125,000	-
Accrued and other liabilities	295,482	247,141
Total liabilities	476,207	311,505

Commitments and contingencies (Note 12)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
162,200 shares issued (in series) and outstanding, (173,000 at
December 31, 2014), at liquidation preference	4,055,000	4,325,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,853,700 shares issued and outstanding (172,445,554 shares at
December 31, 2014)	17,286	17,245
Paid-in capital	5,591,664	5,561,530
Accumulated deficit	(444,395)	(374,823)
Accumulated other comprehensive loss	(67,437)	(48,156)
Total Public Storage shareholders’ equity	9,152,118	9,480,796
Noncontrolling interests	26,490	26,375
Total equity	9,178,608	9,507,171
Total liabilities and equity	$9,654,815	$9,818,676

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Self-storage facilities	$580,976	$534,271	$1,662,641	$1,520,661
Ancillary operations	37,896	32,819	109,725	94,954
	618,872	567,090	1,772,366	1,615,615

Expenses:
Self-storage cost of operations	152,010	146,979	461,078	445,474
Ancillary cost of operations	12,676	11,589	36,715	35,473
Depreciation and amortization	106,082	111,077	319,701	326,541
General and administrative	23,573	17,874	68,721	52,240
	294,341	287,519	886,215	859,728

Operating income	324,531	279,571	886,151	755,887
Interest and other income	3,659	3,830	11,509	13,674
Interest expense	-	(1,238)	-	(6,781)
Equity in earnings of unconsolidated real estate entities	12,603	14,566	36,267	43,305
Foreign currency exchange loss	-	(3,012)	-	(7,035)
Gain on real estate sales	343	1,260	18,503	2,479
Net income	341,136	294,977	952,430	801,529
Allocation to noncontrolling interests	(1,568)	(1,518)	(4,676)	(4,040)
Net income allocable to Public Storage shareholders	339,568	293,459	947,754	797,489
Allocation of net income to:
Preferred shareholders	(61,062)	(60,763)	(186,066)	(170,942)
Preferred shareholders - redemptions (Note 8)	(4,113)	-	(8,897)	-
Restricted share units	(885)	(881)	(2,744)	(2,328)
Net income allocable to common shareholders	$273,508	$231,815	$750,047	$624,219
Net income per common share:
Basic	$1.58	$1.34	$4.34	$3.63
Diluted	$1.58	$1.34	$4.32	$3.61

Basic weighted average common shares outstanding	172,771	172,378	172,641	172,190
Diluted weighted average common shares outstanding	173,529	173,304	173,428	173,098

Cash dividends declared per common share	$1.70	$1.40	$4.80	$4.20

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$341,136	$294,977	$952,430	$801,529
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(5,914)	(26,339)	(19,281)	(34,430)
Adjust for foreign currency exchange loss
included in net income	-	3,012	-	7,035
Other comprehensive loss	(5,914)	(23,327)	(19,281)	(27,395)
Total comprehensive income	335,222	271,650	933,149	774,134
Allocation to noncontrolling interests	(1,568)	(1,518)	(4,676)	(4,040)
Comprehensive income allocable to
Public Storage shareholders	$333,654	$270,132	$928,473	$770,094

See accompanying notes.

PUBLIC STORAGE

STATEMENT OF EQUITY

(Amounts in thousands, except share and per share amounts)

(Unaudited)

						Total
Cumulative					Accumulated Other	Public Storage
Preferred		Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares		Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171
Redemption of 10,800 preferred shares (Note 8)	(270,000)	-	-	-	-	(270,000)	-	(270,000)
Issuance of common shares in connection with
share-based compensation (408,146 shares)
(Note 10)	-	41	25,873	-	-	25,914	-	25,914
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	9,646	-	-	9,646	-	9,646
Acquisition of noncontrolling interests	-	-	(5,385)	-	-	(5,385)	(58)	(5,443)
Contributions by noncontrolling interests	-	-	-	-	-	-	984	984
Net income	-	-	-	952,430	-	952,430	-	952,430
Net income allocated to noncontrolling interests	-	-	-	(4,676)	-	(4,676)	4,676	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(186,066)	-	(186,066)	-	(186,066)
Noncontrolling interests	-	-	-	-	-	-	(5,487)	(5,487)
Common shares and restricted share units
($4.80 per share)	-	-	-	(831,260)	-	(831,260)	-	(831,260)
Other comprehensive loss (Note 2)	-	-	-	-	(19,281)	(19,281)	-	(19,281)
Balances at September 30, 2015	$4,055,000	$17,286	$5,591,664	$(444,395)	$(67,437)	$9,152,118	$26,490	$9,178,608

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

Nine Months Ended September 30,
2015		2014
Cash flows from operating activities:
Net income	$952,430	$801,529
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate sales	(18,503)	(2,479)
Depreciation and amortization	319,701	326,541
Distributions received from unconsolidated real estate
entities less than equity in earnings	(10,217)	(7,852)
Foreign currency exchange loss	-	7,035
Other	54,658	28,375
Total adjustments	345,639	351,620
Net cash provided by operating activities	1,298,069	1,153,149
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(52,939)	(65,600)
Construction in process	(159,527)	(76,135)
Acquisition of real estate facilities and intangible assets	(104,915)	(271,228)
Proceeds from sale of real estate facilities	15,013	2,581
Disposition of portion of loan receivable from Shurgard Europe	-	216,217
Repayments of loan receivable from Shurgard Europe	-	204,947
Other	16,282	(1,000)
Net cash (used in) provided by investing activities	(286,086)	9,782
Cash flows from financing activities:
Repayments on bank credit facility	-	(50,100)
Repayments on term loan	-	(700,000)
Repayments on notes payable	(16,741)	(21,994)
Issuance of preferred shares	-	555,106
Issuance of common shares	25,914	35,910
Redemption of preferred shares	(145,000)	-
Acquisition of noncontrolling interests	(5,443)	-
Contributions by noncontrolling interests	984	-
Distributions paid to Public Storage shareholders	(1,017,326)	(896,670)
Distributions paid to noncontrolling interests	(5,487)	(5,220)
Net cash used in financing activities	(1,163,099)	(1,082,968)
Net (decrease) increase in cash and cash equivalents	(151,116)	79,963
Net effect of foreign exchange translation on cash and
cash equivalents	(928)	(880)
Cash and cash equivalents at the beginning of the period	187,712	19,169
Cash and cash equivalents at the end of the period	$35,668	$98,252

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$691	$165
Investments in unconsolidated real estate entities	17,662	26,410
Loan receivable from Shurgard Europe	-	6,975
Accumulated other comprehensive loss	(19,281)	(34,430)

Preferred shares called for redemption and reclassified to liabilities	125,000	-
Preferred shares called for redemption and reclassified from equity	(125,000)	-

Real estate acquired in exchange for assumption of notes payable	(8,624)	(5,097)
Notes payable assumed in connection with acquisition of real estate	8,624	5,097

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	64	2,001
Construction in process	(316)	(3,892)
Accrued and other liabilities	252	1,891

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1.Description of the Business

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland real estate investment trust, was organized in 1980.  Our principal business activities include the ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as merchandise sales and tenant reinsurance to the tenants at our self-storage facilities, as well as the acquisition and development of additional self-storage space.

At September 30, 2015, we have direct and indirect equity interests in 2,266 self-storage facilities (with approximately 147 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England, and we have a 49% interest in Shurgard Europe, which owns 216 self-storage facilities (with approximately 11 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in 10 states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At September 30, 2015, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts previously reported in our September 30, 2014 financial statements have been reclassified to conform to the September 30, 2015 presentation.  We reclassified the revenues and cost of operations, net for our wholly-owned commercial facilities and property management operations as interest and other income (an aggregate of approximately $3.1 million and $9.5 million for the three and nine months ended September 30, 2014, respectively),  rather than as ancillary revenues and ancillary cost of operations.  We also revised our reportable segment presentation in Note 11, including renaming (i) our “Domestic Self-Storage” segment to “Self-Storage Operations,” (ii) our “European Self-Storage” segment to “Investment in Shurgard Europe,” (iii) our “Commercial” segment to “Investment in PSB,” removing our commercial facilities’ operations from this segment, and (iv) presenting a new segment called “Ancillary Operations” reflecting the sale of merchandise at our self-storage facilities and reinsurance of policies covering losses to goods stored by our tenants at our facilities.  Each of these reclassifications reflects changes to enhance the usefulness of this information based upon the relative significance of these activities to our aggregate operating results.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

Collectively, at September 30, 2015, the Company and the Subsidiaries own 2,254 self-storage facilities in the U.S., one self-storage facility in London, England and four commercial facilities in the U.S.  At September 30, 2015, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of September 30, 2015, we had no tax benefits that were not recognized.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

We allocate the net acquisition cost of acquired operating self-storage facilities to the underlying land, buildings, identified intangible assets, and any noncontrolling interests that remain outstanding based upon their respective individual estimated fair values.  Any difference between the net acquisition cost and the estimated fair value of the net tangible and intangible assets acquired is recorded as goodwill.

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

Fair Value Accounting

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  We prioritize the inputs used in measuring fair value based upon a three-tier hierarchy described in Codification Section 820-10-35.  Our estimates of fair value involve considerable judgment and are not necessarily indicative of the amounts that could be realized in current market exchanges.

We believe that, during all periods presented, the carrying values approximate the estimated fair values of our cash and cash equivalents, other assets, and accrued and other liabilities, based upon our evaluation of the underlying characteristics, market data, and short maturity of these financial instruments, which involved

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

considerable judgment.  The characteristics of these financial instruments, market data, and other comparative metrics utilized in determining these fair values are “Level 2” inputs as the term is defined in Codification Section 820-10-35-47.

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

Currency and Credit Risk

Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, certain portions of other assets including rents receivable from our tenants and restricted cash.  Cash equivalents we invest in are either money market funds with a rating of at least AAA by Standard and Poor’s, commercial paper that is  rated A1 by Standard and Poor’s or deposits with highly rated commercial banks.

At September 30, 2015, due primarily to our investment in Shurgard Europe, our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at September 30, 2015 and December 31, 2014.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at September 30, 2015 and December 31, 2014.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At September 30, 2015, these intangibles had a net book value of $19.5 million ($35.2 million at December 31, 2014).  Accumulated amortization totaled $74.2 million at September 30, 2015 ($69.3 million at December 31, 2014), and amortization expense of $21.3 million and $37.4 million was recorded in the nine months ended September 30, 2015 and 2014, respectively.  The estimated future amortization expense for our finite-lived intangible assets at September 30, 2015 is approximately $4.2 million in the remainder of 2015, $7.5 million in 2016 and $7.8 million thereafter.  During the nine months ended September 30, 2015, intangibles were increased $5.7 million in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

Revenue and Expense Recognition

Revenues from self-storage facilities, which is primarily composed of rental income earned pursuant to month-to-month leases for storage space, as well as associated late charges and administrative fees, are recognized as earned.  Promotional discounts reduce rental income over the promotional period,  which is generally one month.  Ancillary revenues and interest and other income are recognized when earned.  Equity in earnings of unconsolidated real estate entities represents our pro-rata share of the earnings of the Unconsolidated Real Estate Entities.

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.124 U.S. Dollars per Euro at September 30, 2015 (1.216 at December 31, 2014), and average exchange rates of 1.112 and 1.326 for the three months ended September 30, 2015 and 2014, respectively,  and average exchange rates of 1.115 and 1.356 for the nine months ended September 30, 2015 and 2014, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued ASU No. 2014-09,  which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The new standard, effective on January 1, 2018, permits either the retrospective or cumulative effects transition method and allows for early adoption on January 1, 2017.  We do not believe this standard will have a material impact on our results of operations or financial condition.

In February 2015, the FASB issued ASU No. 2015-02, which modifies i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and ii) the consolidation analysis for partnerships.  The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted.  We have not yet determined whether this standard will have a material effect on our results of operations or financial condition.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in thousands)

Net income allocable to common shareholders	$273,508	$231,815	$750,047	$624,219

Weighted average common shares and equivalents
outstanding:
Basic weighted average common shares outstanding	172,771	172,378	172,641	172,190
Net effect of dilutive stock options -
based on treasury stock method	758	926	787	908
Diluted weighted average common shares
outstanding	173,529	173,304	173,428	173,098

3.Real Estate Facilities

Activity in real estate facilities during the nine months ended September 30, 2015 is as follows:

Nine Months Ended
September 30, 2015
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,863,235
Capital expenditures to maintain real estate facilities	52,875
Acquisitions	107,872
Dispositions	(19,970)
Newly developed facilities opened for operation	89,794
Impact of foreign exchange rate changes	(943)
Ending balance	13,092,863
Accumulated depreciation:
Beginning balance	(4,482,520)
Depreciation expense	(293,722)
Dispositions	8,886
Impact of foreign exchange rate changes	252
Ending balance	(4,767,104)
Construction in process:
Beginning balance	104,573
Current development	159,843
Newly developed facilities opened for operation	(89,794)
Ending balance	174,622
Total real estate facilities at September 30, 2015	$8,500,381

During the nine months ended September 30, 2015, we acquired ten self-storage facilities (738,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities, for a total cost of $113.5 million, consisting of $104.9 million in cash and the assumption of $8.6 million in mortgage

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

debt.  Approximately $5.7 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during the nine months ended September 30, 2015, adding 897,000 net rentable square feet of self-storage space, at an aggregate cost of $89.8 million.  Construction in process at September 30, 2015 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 4.0 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $506.6 million.  During the nine months ended September 30, 2015, we sold one commercial facility and two self-storage facilities in connection with eminent domain proceedings, and recorded related gains on real estate sales totaling $18.5 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at
	September 30, 2015	December 31, 2014

PSB	$414,707	$412,115
Shurgard Europe	385,027	394,842
Other Investments	6,470	6,783
Total	$806,204	$813,740

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

PSB	$10,323	$5,513	$25,734	$15,165
Shurgard Europe	1,616	8,363	8,707	26,626
Other Investments	664	690	1,826	1,514
Total	$12,603	$14,566	$36,267	$43,305

During the nine months ended September 30, 2015 and 2014, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $26.1 million and $35.5 million, respectively.  At September 30, 2015, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $56 million  ($68 million at December 31, 2014).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $2.8 million and $1.4 million during the nine months ended September 30, 2015 and 2014, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of September 30, 2015 and December 31, 2014, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at September 30, 2015 ($79.38 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.1 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Included in equity in earnings of unconsolidated real estate entities is our $5.3 million and $10.4 million share of gains on sale of facilities recorded by PSB for the three and nine months ended September 30, 2015, respectively.   During the three and nine months ended September 30, 2015, our equity in earnings of unconsolidated real estate entities was decreased by $1.0 million, representing our share of PSB’s EITF D-42 allocations of income associated with the redemption of preferred securities.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	September 30,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily real estate)	$2,264,537	$2,227,114
Debt	250,000	250,000
Preferred stock called for redemption	75,000	-
Other liabilities	80,662	68,905
Equity:
Preferred stock	920,000	995,000
Common equity and LP units	938,875	913,209

	2015	2014

	(Amounts in thousands)
For the nine months ended September 30,
Total revenue	$278,995	$285,429
Costs of operations	(92,251)	(98,081)
Depreciation and amortization	(79,243)	(83,547)
General and administrative	(10,172)	(8,928)
Other items	(9,623)	(9,944)
Gain on sale of facilities	28,235	-
Net income	115,941	84,929
Allocations to preferred shareholders and
restricted share unitholders	(48,090)	(45,465)
Net income allocated to common shareholders
and LP Unitholders	$67,851	$39,464

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  In addition, Shurgard Europe pays a license fee to us for the use of the “Shurgard” trademark and paid us interest on a shareholder loan until it was repaid in July 2014 (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $17.7 million and $26.4 million during the nine months ended September 30, 2015 and 2014, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

	September 30,	December 31,
	2015	2014

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,509,060	$1,404,246
Total debt to third parties	682,903	500,767
Other liabilities	113,852	180,546
Equity	712,305	722,933

Exchange rate of Euro to U.S. Dollar	1.124	1.216

	2015	2014
	(Amounts in thousands)
For the nine months ended September 30,
Self-storage and ancillary revenues	$175,095	$193,079
Self-storage and ancillary cost of operations	(67,746)	(76,583)
Depreciation and amortization	(49,518)	(47,367)
General and administrative	(18,069)	(10,389)
Interest expense on third party debt	(11,825)	(5,702)
Trademark license fee payable to Public Storage	(1,755)	(1,933)
Interest expense on shareholder loan	-	(21,761)
Costs of acquiring facilities and other, net	(10,168)	1,301

Net income	$16,014	$30,645
Average exchange rates of Euro to the U.S. Dollar	1.115	1.356

As reflected in the table above, Shurgard Europe’s net income has been reduced by expenses it pays to its shareholders, including a trademark license fee and interest expense on the shareholder loan for periods in which the loan was outstanding.  During the nine months ended September 30, 2015, Shurgard Europe incurred $9.9 million in acquisition costs associated with the acquisition of real estate facilities, which is included in “Other” in the table above.  The following table set forth the calculation of our equity in earnings in Shurgard Europe:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

	2015	2014

	(Amounts in thousands)
For the nine months ended September 30,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$7,847	$15,016
Adjustments:
49% of trademark license fees	860	947
49% of interest on shareholder loan	-	10,663

Total equity in earnings of Shurgard Europe	$8,707	$26,626

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

6.Credit Facility, Term Loan and Notes Payable

On March 31, 2015, we entered into an amended revolving credit agreement (the “Credit Facility”), which expires on March 31, 2020.  The aggregate limit with respect to borrowings and letters of credit was increased from $300 million to $500 million.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at September 30, 2015).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at September 30, 2015).  At December 31, 2014, September 30, 2015 and November  4, 2015,  we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.9 million at September 30, 2015 and $13.9 million at December 31, 2014.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at September 30, 2015.

On December 2, 2013, we borrowed $700 million from Wells Fargo under an unsecured term loan (the “Term Loan”), and we fully repaid the borrowings by September 30, 2014.  We incurred origination costs of $1.9 million, which were amortized using the effective interest method through the date of extinguishment ($0.4 million and $1.8 million for the three and nine months ended September 30, 2014, respectively).

The carrying amounts of our notes payable at September 30, 2015 and December 31, 2014, totaled $55.7 million and $64.4 million, respectively, with unamortized premium totaling $0.3 million and $0.6 million, respectively.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At September 30, 2015, the notes are secured by 32 real estate facilities with a net book value of approximately $151 million, have contractual interest rates between 2.9% and 7.1%, and mature between June 2016 and September 2028.

During the nine months ended September 30, 2015, we assumed mortgage debt with an estimated fair value of $8.6 million and market rate of 4.3% (contractual balance of $8.4 million and contractual interest rate of 6.2%) in connection with the acquisition of two real estate facilities.  At September 30, 2015, approximate principal maturities of our notes payable are $0.6 million in the remainder of 2015, $29.0 million in 2016, $9.2 million in 2017, $11.1 million in 2018, $1.2 million in 2019 and $4.6 million thereafter.  The weighted average effective interest rate of our notes payable at September 30, 2015 was 4.1%.

Cash paid for interest totaled $2.3 million and $8.0 million for the nine months ended September 30,  2015  and 2014, respectively.  Interest capitalized as real estate totaled $1.8 million and $0.8 million for the nine months ended September 30,  2015  and 2014, respectively.

See “Subsequent Events” in Note 13 below for additional information regarding our debt.

7.Noncontrolling Interests

At September 30, 2015, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At September 30, 2015, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the nine months ended September 30, 2015 and 2014, we allocated a total of $4.7 million and $4.0 million of income, respectively, to these interests and we paid $5.5 million and $5.2 million in distributions, respectively, to these interests.

During the nine months ended September 30, 2015, we acquired noncontrolling interests for $5.4 million in cash, substantially all of which was allocated to paid-in capital.  Also during the nine months ended September 30, 2015, noncontrolling interests contributed $1.0 million.

8.Shareholders’ Equity

Preferred Shares

At September 30,  2015 and December 31, 2014, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

			At September 30, 2015		At December 31, 2014
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	-	$-	5,800	$145,000
Series P	10/7/2015	6.500%	-	-	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Total Preferred Shares			162,200	$4,055,000	173,000	$4,325,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At September 30, 2015, there were no dividends in arrears.

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

During the nine months ended September 30,  2014, we issued an aggregate 22.9 million depositary shares, each representing 1/1,000 of a share of our Series Y and Series Z Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $572.5 million in gross proceeds, and we incurred $17.4 million in issuance costs.

During the nine months ended September 30, 2015,  we called our Series O and Series P Preferred Shares for redemption at par.  The aggregate redemption amount, before payment of accrued dividends, was

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

$270.0 million, of which $125.0 million, for our Series P Preferred Shares was paid on October 8, 2015.  We  recorded $4.1 million and $8.9 million in EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2015, respectively, in connection with these redemptions.

Common share dividends, including amounts paid to our restricted share unitholders, totaled $294.6 million ($1.70 per share) and $242.0 million ($1.40 per share) for the three months ended September 30, 2015 and 2014, respectively, and $831.3 million ($4.80 per share) and $725.7 million ($4.20 per share), for the nine months ended September 30, 2015 and 2014, respectively.  Preferred share dividends totaled $61.1 million and $60.8 million for the three months ended September 30, 2015 and 2014, respectively, and $186.1 million and $170.9 million, for the nine months ended September 30, 2015 and 2014, respectively.

9.Related Party Transactions

The Hughes Family owns approximately 14.4% of our common shares outstanding at September 30,  2015.

The Hughes Family has ownership interests in, and operates, approximately 54 self-storage facilities in Canada (“PS Canada”) using the “Public Storage” brand name pursuant to a non-exclusive, royalty-free trademark license agreement with the Company.  We currently do not own any interests in these facilities.  We have a right of first refusal to acquire the stock or assets of the corporation that manages the 54 self-storage facilities in Canada, if the Hughes Family or the corporation agrees to sell them.  We reinsure risks relating to loss of goods stored by customers in these facilities.  During each of the nine month periods ended September 30,  2015 and 2014, we received $0.4 million in reinsurance premiums attributed to these facilities.  There is no assurance that these premiums will continue, as our rights to reinsure these risks could be withdrawn at any time.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

estimate the fair value of our stock options.

Outstanding stock option grants are included on a one-for-one basis in our diluted weighted average shares, to the extent dilutive, after applying the treasury stock method (based upon the average common share price during the period) to assumed exercise proceeds and measured but unrecognized compensation.

For the three and nine months ended September 30, 2015, we recorded $0.9 million and $2.4 million, respectively, in compensation expense related to stock options, as compared to $0.8 million and $2.1 million for the same periods in 2014.

During the nine months ended September 30, 2015, 285,000 stock options were granted, 310,745 options were exercised and 115,000 options were forfeited.  A total of 1,944,799 stock options were outstanding at  September 30, 2015 (2,085,544 at December 31, 2014).

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

During the nine months ended September 30, 2015, 146,280 RSUs were granted, 58,180 RSUs were forfeited and 166,331 RSUs vested.  This vesting resulted in the issuance of 97,401 common shares.  In addition, tax deposits totaling $13.7 million were made on behalf of employees in exchange for 68,930 common shares withheld upon vesting.

RSUs outstanding at September 30, 2015 and December 31, 2014 were 672,817 and 751,048, respectively.  A total of $9.0 million and $22.0 million in RSU expense was recorded for the three and nine months ended September 30, 2015, respectively, which includes approximately $0.1 million and $1.0 million, respectively, in employer taxes incurred upon vesting, as compared to $8.0 million and $20.0 million for the same periods in 2014, which includes approximately $0.1 million and $1.1 million, respectively, in employer taxes incurred upon vesting.

 See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

11.Segment Information

Our reportable segments reflect the significant components of our operations where discreet financial information is evaluated separately by our chief operating decision maker (“CODM”).  We organize our segments based primarily upon the nature of the underlying products and services, as well as the drivers of profitability growth.  The net income for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2.  The amounts not attributable to reportable segments are aggregated under “other items not allocated to segments.”

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

We have adjusted the classification of the “Presentation of Segment Information” below with respect to prior periods to be consistent with our current reportable segment definition, as described more fully in Note 2.  Following is a description of and basis for presentation for each of our reportable segments.

Self-Storage Operations

The Self-Storage Operations segment reflects the rental operations from all self-storage facilities owned by the Company and the Subsidiaries.  Our CODM reviews the net operating income (“NOI”) of this segment, which represents the related revenues less cost of operations (prior to depreciation expense), in assessing performance and making resource allocation decisions.  The presentation in the tables below sets forth the NOI of this segment, as well as the depreciation expense for this segment, which while reviewed by our CODM and included in net income, is not considered by the CODM in assessing performance and decision making.    For all periods presented, substantially all of our real estate facilities, goodwill and other intangible assets, other assets, and accrued and other liabilities are associated with the Self-Storage Operations segment.

Ancillary Operations

The Ancillary Operations segment reflects the sale of merchandise and reinsurance of policies against losses to goods stored by our self-storage tenants, activities which are incidental to our primary self-storage rental activities.  Our CODM reviews the NOI of these operations in assessing performance and making resource allocation decisions.

Investment in PSB

This segment represents our 42% equity interest in PSB, a publicly-traded REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial space.  PSB has a separate management team that makes its financing, capital allocation, and other significant decisions.  In making resource allocation decisions with respect to our investment in PSB, the CODM reviews PSB’s net income, which is detailed in PSB’s periodic filings with the United States Securities and Exchange Commission (“SEC”), and as included in Note 4.  The segment presentation in the tables below includes our equity earnings from PSB.

Investment in Shurgard Europe

This segment represents our 49% equity interest in Shurgard Europe, which owns and operates self-storage facilities located in seven countries in Western Europe.  Shurgard Europe has a separate management team reporting to our CODM and our joint venture partner.  In making resource allocation decisions with respect to our investment in Shurgard Europe, the CODM reviews Shurgard Europe’s net income, which is detailed in Note 4.  The segment presentation below includes our equity earnings from Shurgard Europe.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment  to our consolidated net income (amounts in thousands):

Three months ended September 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues
Self-storage operations	$580,976	$-	$-	$-	$-	$580,976
Ancillary operations	-	37,896	-	-	-	37,896
	580,976	37,896	-	-	-	618,872

Cost of operations:
Self-storage operations	152,010	-	-	-	-	152,010
Ancillary operations	-	12,676	-	-	-	12,676
	152,010	12,676	-	-	-	164,686

Net operating income
Self-storage operations	428,966	-	-	-	-	428,966
Ancillary operations	-	25,220	-	-	-	25,220
	428,966	25,220	-	-	-	454,186

Other components of net income (loss):
Depreciation and amortization	(106,082)	-	-	-	-	(106,082)
General and administrative	-	-	-	-	(23,573)	(23,573)
Interest and other income	-	-	-	-	3,659	3,659
Equity in earnings of
unconsolidated real estate entities	-	-	10,323	1,616	664	12,603
Gain on real estate sales	-	-	-	-	343	343
Net income (loss)	$322,884	$25,220	$10,323	$1,616	$(18,907)	$341,136

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Three months ended September 30, 2014

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues
Self-storage operations	$534,271	$-	$-	$-	$-	$534,271
Ancillary operations	-	32,819	-	-	-	32,819
	534,271	32,819	-	-	-	567,090

Cost of operations:
Self-storage operations	146,979	-	-	-	-	146,979
Ancillary operations	-	11,589	-	-	-	11,589
	146,979	11,589	-	-	-	158,568

Net operating income
Self-storage operations	387,292	-	-	-	-	387,292
Ancillary operations	-	21,230	-	-	-	21,230
	387,292	21,230	-	-	-	408,522

Other components of net income (loss):
Depreciation and amortization	(111,077)	-	-	-	-	(111,077)
General and administrative	-	-	-	-	(17,874)	(17,874)
Interest and other income	-	-	-	-	3,830	3,830
Interest expense	-	-	-	-	(1,238)	(1,238)
Equity in earnings of
unconsolidated real estate entities	-	-	5,513	8,363	690	14,566
Foreign currency exchange loss	-	-	-	-	(3,012)	(3,012)
Gain on real estate sales	-	-	-	-	1,260	1,260
Net income (loss)	$276,215	$21,230	$5,513	$8,363	$(16,344)	$294,977

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Nine months ended September 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues
Self-storage operations	$1,662,641	$-	$-	$-	$-	$1,662,641
Ancillary operations	-	109,725	-	-	-	109,725
	1,662,641	109,725	-	-	-	1,772,366

Cost of operations:
Self-storage operations	461,078	-	-	-	-	461,078
Ancillary operations	-	36,715	-	-	-	36,715
	461,078	36,715	-	-	-	497,793

Net operating income
Self-storage operations	1,201,563	-	-	-	-	1,201,563
Ancillary operations	-	73,010	-	-	-	73,010
	1,201,563	73,010	-	-	-	1,274,573

Other components of net income (loss):
Depreciation and amortization	(319,701)	-	-	-	-	(319,701)
General and administrative	-	-	-	-	(68,721)	(68,721)
Interest and other income	-	-	-	-	11,509	11,509
Equity in earnings of
unconsolidated real estate entities	-	-	25,734	8,707	1,826	36,267
Gain on real estate sales	-	-	-	-	18,503	18,503
Net income (loss)	$881,862	$73,010	$25,734	$8,707	$(36,883)	$952,430

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Nine months ended September 30, 2014

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues
Self-storage operations	$1,520,661	$-	$-	$-	$-	$1,520,661
Ancillary operations	-	94,954	-	-	-	94,954
	1,520,661	94,954	-	-	-	1,615,615

Cost of operations:
Self-storage operations	445,474	-	-	-	-	445,474
Ancillary operations	-	35,473	-	-	-	35,473
	445,474	35,473	-	-	-	480,947

Net operating income
Self-storage operations	1,075,187	-	-	-	-	1,075,187
Ancillary operations	-	59,481	-	-	-	59,481
	1,075,187	59,481	-	-	-	1,134,668

Other components of net income (loss):
Depreciation and amortization	(326,541)	-	-	-	-	(326,541)
General and administrative	-	-	-	-	(52,240)	(52,240)
Interest and other income	-	-	-	-	13,674	13,674
Interest expense	-	-	-	-	(6,781)	(6,781)
Equity in earnings of
unconsolidated real estate entities	-	-	15,165	26,626	1,514	43,305
Foreign currency exchange loss	-	-	-	-	(7,035)	(7,035)
Gain on real estate sales	-	-	-	-	2,479	2,479
Net income (loss)	$748,646	$59,481	$15,165	$26,626	$(48,389)	$801,529

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At September 30, 2015, there were approximately 880,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.5 billion.

13.Subsequent Events

On November 3, 2015, we issued €242.0 million of Euro-denominated unsecured Senior Notes, bearing interest at a fixed rate of 2.175% and maturing in ten years.

Subsequent to September 30, 2015, we acquired or were under contract to acquire (subject to customary closing conditions) eleven self-storage facilities (eight in Florida, two in Texas and one in California) with 0.8 million net rentable square feet for $107.7 million.

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

•	risks associated with downturns in the national and local economies in the markets in which we operate, including risks related to current economic conditions and the economic health of our customers;
•	the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;
•	difficulties in our ability to successfully evaluate, finance, integrate into our existing operations, and manage acquired and developed facilities;
•	risks associated with our unhedged expected issuance of Euro-denominated debt;
•	risks related to our development of new facilities and/or participation in joint ventures;
•

risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•	risks of ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business;
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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our September 30, 2015 financial statements, primarily Note 2, summarize our significant accounting policies.

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

Accounting for acquired real estate facilities:    We estimate the fair values of the land, buildings and intangible assets acquired for purposes of allocating the purchase price.  Such estimates are based upon many assumptions and judgments, including (i) market rates of return and capitalization rates on real estate and intangible assets, (ii) building and material cost levels, (iii) comparisons of the acquired underlying land parcels to recent land transactions, and (iv) future cash flows from the real estate and the existing tenant base.  Others could come to materially different conclusions as to the estimated fair values, which would result in different depreciation and amortization expense, gains and losses on sale of real estate assets, and real estate and intangible assets.

MD&A Overview

Our self-storage operations generated most of our net income for all periods presented.  Accordingly, a significant portion of management’s time is devoted to maximizing cash flows from our existing self-storage facilities, as well as seeking additional investments in self-storage facilities.

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

During 2014, we acquired 44 facilities for approximately $431 million, primarily through large portfolio acquisitions.  During the nine months ended September 30, 2015, we acquired ten self-storage facilities for $97.9 million.  Subsequent to September 30, 2015, we acquired or were under contract to acquire (subject to customary closing conditions) eleven self-storage facilities (eight in Florida, two in Texas and one in California) with 0.8 million net rentable square feet for $107.7 million.  We will continue to seek to acquire facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the number of facilities we may acquire.

Since the beginning of 2013, we opened development and expansion projects with a total cost of $273 million, adding approximately 2.7 million net rentable square feet.  As of September 30, 2015, we had additional projects which will add approximately 4.0 million net rentable square feet of storage space at a total cost of approximately $507 million.  A total of $175 million in costs were incurred through September 30, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily in the next 18 months.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and achieve a stabilized level of cash flows, our earnings are diluted because earnings from those newly developed and expanded facilities are less than the cost of the capital required in order to fund the development cost.  We believe that this dilution will grow in the remainder of 2015 and beyond due to the increasing level of development and unstabilized properties in our portfolio.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of September 30, 2015, we have capital resources in excess of $1 billion and planned capital needs over the next year totaling $577 million.  Our capital resources are comprised of $485 million of available borrowing capacity on our line of credit, $260 million of expected retained operating cash flow for the next twelve months and $264 million of net proceeds from a debt issuance on November 3, 2015.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of $332 million of remaining spend on our development pipeline, $125 million for the redemption of our Series P Preferred Shares on October 8, 2015, $108 million in property acquisitions, and $12 million in debt repayment.  We expect that our planned capital needs will continue to grow as we continue to seek additional development and acquisition opportunities.  We believe that we have access to additional debt or equity capital if needed to fund such future commitments.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three and Nine Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015, net income allocable to our common shareholders was $273.5 million or $1.58 per diluted common share, compared to $231.8 million or $1.34 per diluted common share for the same period in 2014, representing an increase of $41.7 million or $0.24 per diluted common share. The increase is primarily due to a $41.6 million increase in self-storage net operating income, as a result of a $29.5 million increase for our Same Store Facilities (defined below) and a $12.1 million increase for our Non Same Store Facilities (defined below).

For the nine months ended September 30, 2015, net income allocable to our common shareholders was $750.0 million or $4.32 per diluted common share, compared to $624.2 million or $3.61 per diluted common share for the same period in 2014, representing an increase of $125.8 million or $0.71 per diluted common share. The increase is primarily due to a $126.4 million increase in self-storage net operating income, as a result of a $84.6 million increase for our Same Store Facilities and a $41.8 million increase for our Non Same Store Facilities.

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

For the three months ended September 30, 2015, FFO was $2.27 per diluted common share, as compared to $2.08 for the same period in 2014, representing an increase of 9.1%, or $0.19 per diluted common share.

For the nine months ended September 30, 2015, FFO was $6.33 per diluted common share, as compared to $5.81 for the same period in 2014, representing an increase of 9.0%, or $0.52 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.58	$1.34	$4.32	$3.61
Eliminate amounts per share excluded from FFO:
from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.73	0.75	2.17	2.22
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.04)	(0.01)	(0.16)	(0.02)
FFO per share	$2.27	$2.08	$6.33	$5.81

Computation of FFO per Share:

Net income allocable to common shareholders	$273,508	$231,815	$750,047	$624,219
Eliminate items excluded from FFO:
Depreciation and amortization	106,082	111,077	319,701	326,541
Depreciation from unconsolidated
real estate investments	21,276	19,688	59,092	60,421
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(877)	(891)	(2,632)	(2,830)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(5,730)	(1,440)	(28,833)	(2,732)
FFO allocable to common shares	$394,259	$360,249	$1,097,375	$1,005,619
Diluted weighted average common shares	173,529	173,304	173,428	173,098
FFO per share	$2.27	$2.08	$6.33	$5.81

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

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percentage			Percentage
	2015	2014	Change	2015	2014	Change

FFO per share	$2.27	$2.08	9.1%	$6.33	$5.81	9.0%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss	-	0.02		-	0.04
Application of EITF D-42	0.03	-		0.06	-
Property acquisition costs	0.01	0.01		0.03	0.02
Other items	0.02	-		0.02	0.01
Core FFO per share	$2.33	$2.11	10.4%	$6.44	$5.88	9.5%

Analysis of Net Income by Reportable Segment

Our MD&A is presented and organized in accordance with Note 11 to our September 30, 2015 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2013 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded (the “Non Same Store Facilities”).  See Note 11 to our September 30, 2015 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended September 30,		Nine Months Ended September 30,
			Percentage			Percentage
2015		2014	Change	2015	2014	Change

(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$511,842	$479,889	6.7%	$1,469,840	$1,379,940	6.5%
Non Same Store Facilities	69,134	54,382	27.1%	192,801	140,721	37.0%
	580,976	534,271	8.7%	1,662,641	1,520,661	9.3%
Cost of operations:
Same Store Facilities	132,124	129,709	1.9%	403,194	397,855	1.3%
Non Same Store Facilities	19,886	17,270	15.1%	57,884	47,619	21.6%
	152,010	146,979	3.4%	461,078	445,474	3.5%
Net operating income (a):
Same Store Facilities	379,718	350,180	8.4%	1,066,646	982,085	8.6%
Non Same Store Facilities	49,248	37,112	32.7%	134,917	93,102	44.9%
Total net operating income	428,966	387,292	10.8%	1,201,563	1,075,187	11.8%

Depreciation and amortization expense:
Same Store Facilities	(82,237)	(83,888)	(2.0)%	(244,804)	(246,765)	(0.8)%
Non Same Store Facilities	(23,845)	(27,189)	(12.3)%	(74,897)	(79,776)	(6.1)%
Total depreciation and
amortization expense	(106,082)	(111,077)	(4.5)%	(319,701)	(326,541)	(2.1)%

Net income:
Same Store Facilities	297,481	266,292	11.7%	821,842	735,320	11.8%
Non Same Store Facilities	25,403	9,923	156.0%	60,020	13,326	350.4%
Total net income	$322,884	$276,215	16.9%	$881,862	$748,646	17.8%

Number of facilities at period end:
Same Store Facilities				1,990	1,990	-
Non Same Store Facilities				265	232	14.2%

Net rentable square footage at period end (in thousands):
Same Store Facilities				126,347	126,347	-
Non Same Store Facilities				20,053	16,864	18.9%
(a)

We believe net operating income or “NOI” is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, determining current property values, evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our September 30, 2015 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 10.8% and 11.8% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  This increase is due to improvements in our Same Store Facilities, as well as the acquisition of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2013 and therefore provide meaningful comparisons for 2014 and 2015.  The following table summarizes the historical operating results of these 1,990 facilities (126.3 million net rentable square feet) that represent approximately 86% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at September 30, 2015.

Selected Operating Data for the Same Store Facilities (1,990 facilities)
Three Months Ended September 30,				Nine Months Ended September 30,
			Percentage			Percentage
2015		2014	Change	2015	2014	Change

(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$487,526	$456,715	6.7%	$1,401,569	$1,312,928	6.8%
Late charges and
administrative fees	24,316	23,174	4.9%	68,271	67,012	1.9%
Total revenues (a)	511,842	479,889	6.7%	1,469,840	1,379,940	6.5%

Cost of operations:
Property taxes	49,403	46,554	6.1%	149,196	141,973	5.1%
On-site property manager payroll	25,247	24,950	1.2%	77,292	77,374	(0.1)%
Supervisory payroll	8,866	8,652	2.5%	26,861	26,342	2.0%
Repairs and maintenance	10,048	9,938	1.1%	34,983	34,271	2.1%
Utilities	10,285	10,434	(1.4)%	29,870	30,389	(1.7)%
Advertising and selling expense	6,906	7,844	(12.0)%	18,569	20,481	(9.3)%
Other direct property costs	12,913	12,952	(0.3)%	39,116	38,431	1.8%
Allocated overhead	8,456	8,385	0.8%	27,307	28,594	(4.5)%
Total cost of operations (a)	132,124	129,709	1.9%	403,194	397,855	1.3%
Net operating income	379,718	350,180	8.4%	1,066,646	982,085	8.6%
Depreciation and
amortization expense	(82,237)	(83,888)	(2.0)%	(244,804)	(246,765)	(0.8)%
Net income	$297,481	$266,292	11.7%	$821,842	$735,320	11.8%

Gross margin (before
depreciation and amortization)	74.2%	73.0%	1.6%	72.6%	71.2%	2.0%

Weighted average for the period:
Square foot occupancy	95.3%	94.7%	0.6%	94.7%	94.0%	0.7%

Realized annual rental income per (b):
Occupied square foot	$16.19	$15.27	6.0%	$15.62	$14.74	6.0%
Available square foot	$15.43	$14.46	6.7%	$14.79	$13.86	6.7%

At September 30:
Square foot occupancy				94.2%	93.8%	0.4%
Annual contract rent per
occupied square foot (c)				$16.90	$15.95	6.0%
(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

(c)	Annual contract rent represents the applicable annualized contractual monthly rent charged to our tenants, excluding the impact of promotional discounts, late charges and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.7% in the three months ended September 30, 2015 as compared to the same period in 2014 due primarily to a 6.0% increase in realized annual rental income per occupied square foot.  Revenues generated by our Same Store Facilities increased by 6.5% in the nine months ended September 30, 2015 as compared to the same period in 2014 due primarily to a 6.0% increase in realized annual rental income per occupied square foot.  The increase in realized annual rental income per occupied square foot was due primarily to annual rent increases given to existing tenants and, to a lesser extent, increased move-in rental rates.

Same Store weighted average square foot occupancy increased from 94.7% in the three months ended September 30, 2014 to 95.3% in the three months ended September 30, 2015, representing an increase of 0.6%.  Same Store weighted average square foot occupancy increased from 94.0% in the nine months ended September 30, 2014 to 94.7% in the nine months ended September 30, 2015, representing an increase of 0.7%.  At September 30, 2015, the year-over-year occupancy gap was 0.4%.  We expect the year over year occupancy gap to narrow because we believe we are reaching limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

During the three months ended September 30, 2015 and 2014, the average annualized contractual rates per occupied square foot for tenants that moved in were $15.29 and $14.57, respectively, and for tenants that vacated were $15.67 and $14.91, respectively.  During the nine months ended September 30, 2015 and 2014, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.62 and $13.76, respectively, and for tenants that vacated were $15.00 and $14.31, respectively.  Realized annual rental income per square foot increased in the three and nine months ended September 30, 2015 as compared to the same periods in 2014, despite vacate rental rates generally exceeding move-in rates, due primarily to rate increases to existing tenants.  The percentage of new tenants receiving promotional discounts in the three and nine months ended September 30, 2015 was flat as compared to the same periods in 2014.

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

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.9%  and 1.3% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014, due primarily to increased property tax expense.

Property tax expense increased 6.1% and 5.1% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014, due primarily to higher assessed values and tax rates.  We expect property tax expense growth of approximately 5.5% in the remainder of 2015.

On-site property manager payroll expense increased 1.2% and decreased 0.1% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The decrease in the nine month period was due to reduced workers compensation costs, offset by higher employee health plan expenses.  We expect on-site property manager payroll expense to increase modestly in the remainder of 2015 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 2.5% and 2.0% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due primarily to higher wage rates.  We expect inflationary increases in compensation rates in the remainder of 2015.

Repairs and maintenance expense increased 1.1% and 2.1% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  Repair and maintenance costs include snow removal expense totaling $8.4 million and $7.2 million in the nine months ended September 30, 2015 and 2014, respectively.  Excluding snow removal costs, repairs and maintenance decreased 1.5% in the nine months ended September 30, 2015 as compared to the same period in 2014.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 1.4% and 1.7% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses decreased 12.0% and 9.3% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to increase modestly in the remainder of 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs decreased 0.3% and increased 1.8% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The increase in the nine month period was due primarily to higher credit card fees.  Credit card fees increased due to a higher proportion of collections being received from credit cards.  We expect moderate increases in other direct property costs in the remainder of 2015.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 0.8% and decreased 4.5% in the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The decrease in the nine month period was due to an acceleration of the timing of our annual field staff meetings to the fourth quarter of 2014, which would normally have occurred during the first quarter of 2015.  We expect inflationary growth in allocated overhead in the remainder of 2015 as compared to the same period in 2014.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 2.0% and 0.8% during the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  We expect similar decreases during the remainder of 2015 as compared to the same period in 2014.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2015	$470,792	$487,206	$511,842
2014	$443,848	$456,203	$479,889	$471,729	$1,851,669

Total cost of operations:
2015	$141,997	$129,073	$132,124
2014	$140,429	$127,717	$129,709	$104,560	$502,415

Property taxes:
2015	$49,972	$49,821	$49,403
2014	$47,967	$47,452	$46,554	$28,037	$170,010

Repairs and maintenance:
2015	$16,000	$8,935	$10,048
2014	$14,823	$9,510	$9,938	$9,397	$43,668

Advertising and selling expense:
2015	$6,163	$5,500	$6,906
2014	$6,544	$6,093	$7,844	$6,430	$26,911

REVPAF:
2015	$14.21	$14.73	$15.43
2014	$13.35	$13.76	$14.46	$14.24	$13.95

Weighted average realized annual rent per occupied square foot:
2015	$15.21	$15.44	$16.19
2014	$14.41	$14.53	$15.27	$15.23	$14.86

Weighted average occupancy levels for the period:
2015	93.4%	95.4%	95.3%
2014	92.6%	94.7%	94.7%	93.5%	93.9%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
Three Months Ended September 30,				Nine Months Ended September 30,
2015		2014	Change	2015	2014	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (205 facilities)	$77,917	$72,041	8.2%	$224,337	$207,902	7.9%
San Francisco (127 facilities)	43,348	40,020	8.3%	124,392	114,866	8.3%
New York (82 facilities)	33,452	31,780	5.3%	96,492	91,887	5.0%
Chicago (128 facilities)	30,434	29,512	3.1%	87,723	84,417	3.9%
Washington DC (75 facilities)	23,541	22,846	3.0%	68,136	66,406	2.6%
Seattle-Tacoma (83 facilities)	24,343	22,587	7.8%	69,176	64,353	7.5%
Miami (65 facilities)	22,311	21,180	5.3%	64,867	61,109	6.1%
Dallas-Ft. Worth (97 facilities)	20,332	18,736	8.5%	58,078	53,843	7.9%
Houston (75 facilities)	17,938	16,567	8.3%	51,422	47,524	8.2%
Atlanta (90 facilities)	17,508	16,283	7.5%	49,995	46,850	6.7%
Philadelphia (55 facilities)	12,592	12,026	4.7%	36,180	34,756	4.1%
Denver (45 facilities)	12,123	11,065	9.6%	34,267	30,999	10.5%
Minneapolis-St Paul
(41 facilities)	9,726	9,503	2.3%	27,772	26,980	2.9%
Portland (42 facilities)	9,604	8,596	11.7%	27,039	24,435	10.7%
Orlando-Daytona (47 facilities)	8,946	8,173	9.5%	25,589	23,659	8.2%
All other markets (733 facilities)	147,727	138,974	6.3%	424,375	399,954	6.1%
Total revenues	$511,842	$479,889	6.7%	$1,469,840	$1,379,940	6.5%

Net operating income:
Los Angeles	$63,632	$57,758	10.2%	$181,850	$164,947	10.2%
San Francisco	35,292	31,914	10.6%	100,615	90,551	11.1%
New York	23,861	22,524	5.9%	66,534	62,981	5.6%
Chicago	18,560	17,981	3.2%	49,500	46,397	6.7%
Washington DC	18,217	17,642	3.3%	51,190	50,150	2.1%
Seattle-Tacoma	19,341	17,794	8.7%	54,010	49,572	9.0%
Miami	15,618	14,757	5.8%	45,067	41,903	7.6%
Dallas-Ft. Worth	14,163	12,660	11.9%	39,412	35,955	9.6%
Houston	12,766	11,496	11.0%	36,433	32,739	11.3%
Atlanta	12,886	11,700	10.1%	35,861	32,993	8.7%
Philadelphia	8,888	8,523	4.3%	24,590	23,502	4.6%
Denver	9,180	8,241	11.4%	25,272	22,483	12.4%
Minneapolis-St. Paul	6,948	6,621	4.9%	19,096	17,758	7.5%
Portland	7,577	6,548	15.7%	20,887	18,199	14.8%
Orlando-Daytona	6,213	5,476	13.5%	17,495	15,720	11.3%
All other markets	106,576	98,545	8.1%	298,834	276,235	8.2%
Total net operating income	$379,718	$350,180	8.4%	$1,066,646	$982,085	8.6%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Weighted average square foot occupancy:
occupancy:
Los Angeles	96.1%	94.9%	1.3%	95.6%	94.2%	1.5%
San Francisco	96.7%	95.8%	0.9%	96.3%	95.1%	1.3%
New York	95.6%	94.7%	1.0%	95.0%	93.9%	1.2%
Chicago	94.0%	94.9%	(0.9)%	93.2%	93.7%	(0.5)%
Washington DC	94.3%	93.5%	0.9%	93.5%	92.9%	0.6%
Seattle-Tacoma	96.4%	95.2%	1.3%	95.4%	94.1%	1.4%
Miami	95.1%	94.8%	0.3%	94.9%	94.6%	0.3%
Dallas-Ft. Worth	95.5%	94.8%	0.7%	95.1%	94.3%	0.8%
Houston	95.0%	95.1%	(0.1)%	94.5%	94.4%	0.1%
Atlanta	95.8%	94.7%	1.2%	94.7%	93.5%	1.3%
Philadelphia	94.8%	94.1%	0.7%	93.9%	93.8%	0.1%
Denver	96.4%	96.2%	0.2%	96.0%	95.4%	0.6%
Minneapolis-St. Paul	94.5%	94.6%	(0.1)%	93.3%	93.9%	(0.6)%
Portland	97.3%	96.0%	1.4%	96.6%	95.6%	1.0%
Orlando-Daytona	96.0%	94.5%	1.6%	95.4%	93.6%	1.9%
All other markets	94.9%	94.4%	0.5%	94.4%	93.7%	0.7%
Total weighted average
occupancy	95.3%	94.7%	0.6%	94.7%	94.0%	0.7%

Realized annual rent per occupied square foot:
Los Angeles	$22.22	$20.77	7.0%	$21.43	$20.12	6.5%
San Francisco	23.66	22.03	7.4%	22.73	21.21	7.2%
New York	24.08	23.05	4.5%	23.33	22.40	4.2%
Chicago	15.34	14.74	4.1%	14.89	14.24	4.6%
Washington DC	21.35	21.07	1.3%	20.83	20.53	1.5%
Seattle-Tacoma	17.62	16.53	6.6%	16.88	15.88	6.3%
Miami	19.20	18.26	5.1%	18.65	17.56	6.2%
Dallas-Ft. Worth	13.07	12.14	7.7%	12.53	11.66	7.5%
Houston	13.73	12.70	8.1%	13.22	12.22	8.2%
Atlanta	11.62	10.91	6.5%	11.21	10.60	5.8%
Philadelphia	14.76	14.23	3.7%	14.29	13.69	4.4%
Denver	16.41	14.96	9.7%	15.53	14.07	10.4%
Minneapolis-St. Paul	13.91	13.60	2.3%	13.44	12.95	3.8%
Portland	17.22	15.59	10.5%	16.30	14.85	9.8%
Orlando-Daytona	12.39	11.47	8.0%	11.91	11.17	6.6%
All other markets	12.97	12.26	5.8%	12.52	11.85	5.7%
Total realized rent per square
foot	$16.19	$15.27	6.0%	$15.62	$14.74	6.0%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
REVPAF:
Los Angeles	$21.35	$19.71	8.3%	$20.50	$18.96	8.1%
San Francisco	22.87	21.10	8.4%	21.88	20.17	8.5%
New York	23.02	21.82	5.5%	22.15	21.04	5.3%
Chicago	14.42	13.99	3.1%	13.88	13.34	4.0%
Washington DC	20.12	19.69	2.2%	19.48	19.07	2.1%
Seattle-Tacoma	16.99	15.73	8.0%	16.10	14.95	7.7%
Miami	18.26	17.31	5.5%	17.69	16.62	6.4%
Dallas-Ft. Worth	12.49	11.51	8.5%	11.91	11.00	8.3%
Houston	13.05	12.08	8.0%	12.50	11.54	8.3%
Atlanta	11.13	10.34	7.6%	10.61	9.91	7.1%
Philadelphia	13.99	13.40	4.4%	13.42	12.85	4.4%
Denver	15.81	14.40	9.8%	14.90	13.43	10.9%
Minneapolis-St. Paul	13.15	12.87	2.2%	12.55	12.16	3.2%
Portland	16.76	14.97	12.0%	15.74	14.19	10.9%
Orlando-Daytona	11.89	10.85	9.6%	11.36	10.46	8.6%
All other markets	12.31	11.58	6.3%	11.81	11.11	6.3%
Total REVPAF	$15.43	$14.46	6.7%	$14.79	$13.86	6.7%

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

Non Same Store Facilities

The Non Same Store Facilities at September 30, 2015 represent 265 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2013, or that we did not own as of January 1, 2013.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended September 30,			Nine Months Ended September 30,
FACILITIES	2015	2014	Change	2015	2014	Change

	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2015 acquisitions	$1,861	$-	$1,861	$3,503	$-	$3,503
2014 acquisitions	11,037	6,336	4,701	31,043	6,815	24,228
2013 acquisitions	28,832	25,376	3,456	81,936	71,147	10,789
Other facilities	27,404	22,670	4,734	76,319	62,759	13,560
Total revenues	69,134	54,382	14,752	192,801	140,721	52,080

Cost of operations:
2015 acquisitions	574	-	574	1,152	-	1,152
2014 acquisitions	3,166	1,926	1,240	9,303	2,118	7,185
2013 acquisitions	8,405	8,166	239	24,672	24,538	134
Other facilities	7,741	7,178	563	22,757	20,963	1,794
Total cost of operations	19,886	17,270	2,616	57,884	47,619	10,265

Net operating income:
2015 acquisitions	1,287	-	1,287	2,351	-	2,351
2014 acquisitions	7,871	4,410	3,461	21,740	4,697	17,043
2013 acquisitions	20,427	17,210	3,217	57,264	46,609	10,655
Other facilities	19,663	15,492	4,171	53,562	41,796	11,766
Net operating income	49,248	37,112	12,136	134,917	93,102	41,815
Depreciation and amortization
expense	(23,845)	(27,189)	3,344	(74,897)	(79,776)	4,879
Net income	$25,403	$9,923	$15,480	$60,020	$13,326	$46,694

At September 30:
Square foot occupancy:
2015 acquisitions				89.4%	-	-
2014 acquisitions				93.9%	91.6%	2.5%
2013 acquisitions				93.5%	90.7%	3.1%
Other facilities				86.5%	87.9%	(1.6)%
				90.7%	89.8%	1.0%
Annual contract rent per occupied square foot:
2015 acquisitions				$13.38	$-	-
2014 acquisitions				13.69	12.01	14.0%
2013 acquisitions				15.25	14.16	7.7%
Other facilities				16.15	15.87	1.8%
				$15.24	$14.50	5.1%
Number of facilities:
2015 acquisitions				10	-	10
2014 acquisitions				44	31	13
2013 acquisitions				121	121	-
Other facilities				90	80	10
				265	232	33
Net rentable square feet (in thousands):
2015 acquisitions				738	-	738
2014 acquisitions				3,457	2,238	1,219
2013 acquisitions				8,056	8,036	20
Other facilities				7,802	6,590	1,212
				20,053	16,864	3,189

The facilities included above under “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $97.9 million, $430.7 million, and $1.16 billion, respectively.

For the nine months ended September 30, 2015, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2014 and 2013 was 6.7% and 6.6%, respectively.  The yields for the facilities acquired in the nine months ended September 30, 2015 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $273 million.  These expanded and newly developed facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because of an increasing level of development and unstabilized properties in our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income during the remainder of 2015 as these facilities approach stabilized occupancy levels and the earnings of the 2014 acquisitions are reflected in our operations for a longer period in 2015 as compared to 2014.

We also expect to increase the number of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, expansions to existing facilities and acquisitions of facilities.

As of September 30, 2015, we had development and expansion projects which will add approximately 4.0 million net rentable square feet of storage space at a total cost of approximately $507 million.  A total of $175 million of these costs were incurred through September 30, 2015, with the remaining costs expected to be incurred in the remainder of 2015 and 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  We believe that the resulting dilution from our development activities will also grow in the remainder of 2015 and beyond.

Subsequent to September 30, 2015, we acquired or were under contract to acquire eleven self-storage facilities (eight in Florida, two in Texas and one in California) with 0.8 million net rentable square feet for $107.7 million.  We will continue to seek to acquire facilities in the remainder of 2015; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to acquire facilities.

Depreciation and amortization with respect to the Non Same Store Facilities decreased $3.3 million and $4.9 million during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due primarily to reduced amortization of tenant intangibles, offset by an increase in building depreciation with respect to the acquired and developed facilities.  These intangible assets represent the value of the tenants in place at the time the facilities are acquired and are amortized relative to the benefit of these tenants to each period.  Intangible amortization totaled $5.5 million and $21.3 million for the three and nine months ended September 30, 2015, respectively, as compared to $12.6 million and $37.4 million for the same periods in 2014.  Based upon the facilities we own at September 30, 2015, amortization expense with respect to such intangibles is estimated at $4.2 million for the remainder of 2015, as compared to $11.0 million for the same period in 2014.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, as well as the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended September 30,				Nine Months Ended September 30,
2015		2014	Change	2015	2014	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance
premiums	$28,175	$24,117	$4,058	$81,617	$70,020	$11,597
Merchandise	9,721	8,702	1,019	28,108	24,934	3,174
Total revenues	37,896	32,819	5,077	109,725	94,954	14,771

Cost of Operations:
Tenant reinsurance	6,562	6,151	411	18,923	19,764	(841)
Merchandise	6,114	5,438	676	17,792	15,709	2,083
Total cost of operations	12,676	11,589	1,087	36,715	35,473	1,242

Net income
Tenant reinsurance	21,613	17,966	3,647	62,694	50,256	12,438
Merchandise	3,607	3,264	343	10,316	9,225	1,091

Total net income	$25,220	$21,230	$3,990	$73,010	$59,481	$13,529

Tenant reinsurance operations: Our tenants have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities.  A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies, assuming all risk of losses under these policies.  The subsidiary received reinsurance premiums substantially equal to the premiums collected from our tenants by the non-affiliated insurance company.  Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.

The subsidiary pays a fee to Public Storage to assist with the administration of the program and allow the insurance to be marketed to our customers.  Such fees represent a substantial amount of the reinsurance premiums received by our subsidiary.  These fees are eliminated in consolidation and are therefore not shown in the above table.

Tenant reinsurance revenue increased from $24.1 million in the three months ended September 30, 2014 to $28.2 million in the three months ended September 30, 2015, and from $70.0 million in the nine months ended September 30, 2014 to $81.6 million in the nine months ended September 30, 2015 due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to higher occupancies and newly acquired facilities in 2014 and the first nine months of 2015.

We expect continued increases in tenant insurance revenues in the remainder of 2015 due to the same factors noted above.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations for the nine months ended September 30, 2014 includes a $4.1 million reduction associated with the recognition of a deferred tax asset and a $7.8 million accrual related to a legal settlement.  The increases of $0.4 million and $2.8 million in ongoing cost of operations for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014 are due primarily to an increase in exposure associated with more insured tenants and for the nine months ended September 30, 2015, losses incurred in connection with flooding in the Houston market.  We expect an aggregate of $1.0 million in incremental claims expense related to flooding in South Carolina during the three months ending December 31, 2015.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in the remainder of 2015.

Equity in earnings of unconsolidated real estate entities

At September 30, 2015, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$10,323	$5,513	$4,810	$25,734	$15,165	$10,569
Shurgard Europe	1,616	8,363	(6,747)	8,707	26,626	(17,919)
Other Investments	664	690	(26)	1,826	1,514	312
Total equity in earnings	$12,603	$14,566	$(1,963)	$36,267	$43,305	$(7,038)

Investment in PSB: At September 30, 2015 and December 31, 2014, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At September 30, 2015, PSB owned and operated 28.0 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased to $10.3 million and $25.7 million for the three and nine months ended September 30, 2015, respectively, as compared to $5.5 million and $15.2 million for the same periods in 2014, due primarily to our $5.3 million and $10.4 million equity share of gains on sale of facilities recorded by PSB for the three and nine months ended September 30, 2015, respectively.  See Note 4 to our September 30, 2015 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At September 30, 2015, Shurgard Europe’s operations are comprised of 216 wholly-owned facilities with 11 million net rentable square feet.  See Note 4 to our September 30, 2015 financial statements for selected financial data on Shurgard Europe for the nine months ended September 30, 2015 and 2014.

Our equity in earnings from Shurgard Europe decreased $6.7 million and $17.9 million for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014.  These decreases are due primarily to (i) our $1.4 million and $4.8 million equity share for the three and nine month periods, respectively, of acquisition costs associated with Shurgard Europe’s June 2015 property acquisition described below, (ii) our equity share of increased interest expense due to Shurgard Europe’s issuance of €300.0 million of debt in each of June 2014 and July 2015, (iii) our equity share of increased depreciation expense due primarily to property acquisitions, and (iv) reductions of 16.1% and 17.8% in average exchange rates between the U.S. Dollar and the

Euro for the three and nine month periods,  offset partially by (v) our equity share of improved property operations and earnings from newly acquired facilities, as measured on a constant exchange rate basis.

On June 30, 2015, Shurgard Europe acquired 23 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $130 million (€117 million).

In June 2015, Shurgard Europe issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.  Shurgard Europe used a portion of these funds to acquire the Netherland facilities noted above and to repay all credit facility borrowings.  Shurgard Europe had approximately €109 million in cash at September 30, 2015.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro.  Assuming a continuation of the 1.115 exchange rate for the nine months ended September 30, 2015, compared to approximately 1.249 for the last three months of 2014, our earnings will be negatively impacted in the remainder of 2015.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change

	(Amounts in thousands)

Share-based compensation expense	$9,911	$8,794	$1,117	$24,403	$22,158	$2,245
Costs of senior executives	419	419	-	5,135	5,141	(6)
Development and acquisition costs	1,933	3,372	(1,439)	6,945	7,879	(934)
Tax compliance costs and taxes paid	1,121	1,083	38	3,880	3,443	437
Legal costs	6,417	1,401	5,016	15,350	3,159	12,191
Public company costs	862	848	14	2,758	2,553	205
Other costs	2,910	1,957	953	10,250	7,907	2,343
Total	$23,573	$17,874	$5,699	$68,721	$52,240	$16,481

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increases in share-based compensation costs in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 are due primarily to additional share-based grants, and we expect increases at a similar rate in the remainder of 2015.  See Note 10 to our September 30, 2015 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The decreases in the three and nine month periods are due primarily to reductions in the level of facilities acquired from third parties.  Our aggregate development and acquisition costs are expected to increase modestly in the remainder of 2015 as compared to the same periods in 2014.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The increases of $5.0 million and $12.2 million in legal costs in the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014, are due primarily to legal fees and expenses associated with certain litigated matters, as well as $3.5 million accrued in connection with the settlement of a legal matter.  Given our current level of litigation, we believe our legal costs will be higher in the remainder of 2015 as compared to the same periods in 2014.

Public company costs represent the incremental costs of operating as a publicly-traded company, such as internal and external investor relations expenses, stock listing and transfer agent fees, board of trustees’ costs, and costs associated with maintaining compliance with applicable laws and regulations, including the Dodd-Frank Act and Sarbanes-Oxley Act.

Other costs represent professional and consulting fees, payroll and overhead that are not directly attributable to our property operations.  Such costs vary depending upon the level of corporate activities and initiatives and, as such, are not predictable.

Our future general and administrative expenses are difficult to estimate, due to their dependence upon many factors, including those noted above.

Interest and other income:    Interest and other income is comprised primarily of the net income from our commercial operations and property management operations.  Amounts attributable to these activities totaled $2.9 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively, and $9.1 million and $9.5 million for the nine months ended September 30, 2015 and 2014, respectively.  We do not expect any significant changes in these activities in the remainder of 2015.

The remainder of our interest and other income is comprised primarily of interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Interest income on cash balances has been minimal, because rates have been at historic lows of 0.1% or less, and we expect this trend to continue in the foreseeable future.  Future earnings from sundry other income items are not predictable.

Interest expense:  For the three and nine months ended September 30, 2015, we incurred $0.6 million and $1.8 million, respectively, of interest on our outstanding debt, all of which was capitalized.  For the three and nine months ended September 30, 2014, we incurred $1.6 million and $7.6 million of interest, respectively, of which $0.4 million and $0.8 million, respectively, was capitalized. Interest expense incurred decreased in each of the periods in 2015, as compared to the same periods in 2014, due to reduced outstanding debt.  See Note 6 to our September 30, 2015 financial statements for a schedule of our notes payable balances, principal repayment requirements and average interest rates at September 30, 2015.  On November 3, 2015, we issued €242.0 million of Euro-denominated unsecured Senior Notes, bearing interest at a fixed rate of 2.175% and maturing in 2025.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss):  Foreign currency translation losses were nil for each of the three and nine month periods ended September 30, 2015 and $3.0 million and $7.0 million for the three and nine months ended September 30, 2014, respectively.  Such losses were attributable to our Euro-based loan receivable from Shurgard Europe, which was repaid in July 2014.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, applied to our €242.0 million of Euro-denominated Senior Unsecured Notes which were issued on November 3, 2015.

Gain on Real Estate Sales: During the nine months ended September 30, 2015, we sold three real estate facilities in connection with eminent domain proceedings, recording gains on real estate sales totaling $18.5 million ($0.3 million in the three months ended September 30, 2015).

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions increased during the three and nine months ended September 30, 2015 as compared to the same periods in 2014 due primarily to higher average outstanding preferred shares.  We also allocated $4.1 million and $8.9 million of income from our common shareholders to the holders of our Preferred Shares in the three and nine months ended September 30, 2015, respectively, in applying Codification Section 260-10-S99-2 to the redemption of our Preferred Shares.  Based upon our preferred shares outstanding at September 30, 2015 (and excluding the Series P Preferred Shares that were redeemed on October 8, 2015), our quarterly distribution to our preferred shareholders is expected to be approximately $59.0 million.

Liquidity and Capital Resources

We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, capital improvements and distributions to our shareholders for the foreseeable future.

As of September 30, 2015, we have capital resources in excess of $1 billion and planned capital needs over the next year totaling approximately $577 million.  Our capital resources are comprised of $485 million of available borrowing capacity on our line of credit, $260 million of expected retained operating cash flow for the next twelve months, and $264 million of net proceeds from a November 3, 2015 debt issuance.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of $332 million of remaining spend on our development pipeline, $125 million for the redemption of our Series P Preferred Shares on October 8, 2015, $108 million in property acquisitions, and $12 million in debt repayment.  We expect that our planned capital needs will continue to grow as we continue to seek additional development and acquisition opportunities.

We believe we have a variety of possibilities to raise additional capital, including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Debt Service Requirements: As of September 30, 2015, our outstanding debt totaled approximately $55.7 million.  Approximate principal maturities of our debt are $0.6 million in the remainder of 2015, $29.0 million in 2016, $9.2 million in 2017, $11.1 million in 2018, $1.2 million in 2019 and $4.6 million thereafter.

On November 3, 2015, we issued €242 million of Euro-denominated unsecured Senior Notes, bearing interest at a fixed rate of 2.175% and maturing in ten years.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $52.9 million in the nine months ended September 30, 2015.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2015, we expect to incur approximately $69 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.55 and $0.60 per net rentable square foot per year.

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

Distributions paid during the nine months ended September 30, 2015 totaled $1.0 billion, consisting of $186.1 million to preferred shareholders and $831.3 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2015 to be approximately $236 million per year.

On October 28, 2015, our Board declared a regular common quarterly dividend of $1.70 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8 million per year in distributions to noncontrolling interests outstanding at September 30, 2015.

Real Estate Investment Activities: Subsequent to September 30, 2015, we acquired or were under contract to acquire (subject to customary closing conditions) eleven self-storage facilities (eight in Florida, two in Texas and one in California) with 0.8 million net rentable square feet for $107.7 million.  We will continue to seek to acquire facilities; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of September 30, 2015, we had development and expansion projects which will add approximately 4.0 million net rentable square feet of storage space at a total cost of approximately $507 million.  A total of $175 million in costs were incurred through September 30, 2015 with respect to these projects, with the remaining $332 million of costs expected to be incurred in the remainder of 2015 and 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites for building that meet our risk-adjusted yield expectations, as well as the challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: On April 15, 2015, we redeemed our 6.875% Series O Preferred Shares for $145 million, at par and on October 8, 2015, we redeemed our 6.500% Series P Preferred Shares for $125 million, at par.  Our 6.50% Series Q Preferred Shares, with $375 million outstanding, becomes redeemable at our option in April 2016, and our 6.35% Series R Preferred Shares, with $487.5 million outstanding, becomes redeemable at our option in July 2016; however, redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2015, we did not repurchase any of our common shares.  From the inception of the repurchase program through November 4, 2015, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at September 30, 2015 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
	Total	2015	2016	2017	2018	2019	Thereafter

Long-term debt (1)	$61,064	$1,241	$31,249	$10,040	$11,803	$1,518	$5,213

Preferred shares called
for redemption (2)	125,000	125,000	-	-	-	-	-

Operating leases (3)	70,216	908	3,711	2,600	2,429	2,372	58,196

Construction commitments (4)	153,813	123,050	30,763	-	-	-	-

Total	$410,093	$250,199	$65,723	$12,640	$14,232	$3,890	$63,409

(1)

Amounts include principal and interest payments (all of which are fixed-rate) on our notes payable based on their contractual terms.  See Note 6 to our September 30, 2015 financial statements for additional information on our notes payable.  The table excludes approximately €242 million of Euro-denominated unsecured Senior Notes, bearing interest at a fixed rate of 2.175% and maturing in ten years, which were issued on November 3, 2015.

(2)

In September 2015, we called for redemption of all of our Series P Preferred Shares, at par plus accrued dividends.  We redeemed these shares on October 8, 2015.  Amounts include the liquidation amount of $125.0 million.

(3)	Amounts reflect expected future payments under the terms of operating leases for land, equipment and office space.
(4)	Amounts exclude an additional $178.2 million in future expected development spending that was not under contract at September 30, 2015.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at September 30, 2015, to be approximately $236.0 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At September 30, 2015, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through November 4, 2015, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of September 30, 2015.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended September 30, 2015.

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
DATED: November 4, 2015 PUBLIC STORAGE

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