Form 10-K
period 2015-12-31
Public Storage
filed 2016-02-29
CIK 1393311

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10‑K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.

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

(818) 244‑8080

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Depositary Shares Each Representing 1/1,000 of a 6.500% Cumulative Preferred Share, Series Q $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.350% Cumulative Preferred Share, Series R $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.900% Cumulative Preferred Share, Series S $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.750% Cumulative Preferred Share, Series T $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.625% Cumulative Preferred Share, Series U $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.375% Cumulative Preferred Share, Series V $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series W $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.200% Cumulative Preferred Share, Series X $.01 par value	New York Stock Exchange

Depositary Shares Each Representing 1/1,000 of a 6.375% Cumulative Preferred Share, Series Y $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 6.000% Cumulative Preferred Share, Series Z $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.875% Cumulative Preferred Share, Series A $.01 par value	New York Stock Exchange
Depositary Shares Each Representing 1/1,000 of a 5.400% Cumulative Preferred Share, Series B $.01 par value	New York Stock Exchange
Common Shares, $.10 par value...............................................................................................................	New York Stock Exchange

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

Yes [   ]No [X]

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the Registrant as of June 30, 2015:

Common Shares, $0.10 Par Value Per Share – $27,061,855,000 (computed on the basis of $184.37 per share, which was the reported closing sale price of the Company's Common Shares on the New York Stock Exchange (the “NYSE”) on June 30, 2015).

As of February 24, 2016, there were 173,269,371 outstanding Common Shares, $.10 par value per share.

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
•

risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations, changes in tax laws, and local and global economic uncertainty that could adversely affect our earnings and cash flows;

•	risks related to our participation in joint ventures;
•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, taxes, tenant insurance matters, labor, and real estate investment trusts (“REITs”), and risks related to the impact of new laws and regulations;

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

General

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland REIT, was organized in 1980.

At December 31, 2015, our principal business activities were as follows:

(i)

Self-storage Operations:  We acquire, develop, own, and operate self-storage facilities which offer storage spaces for lease on a month-to-month basis, for personal and business use.  We are the largest owner and operator of self-storage facilities in the United States (the “U.S.”).  We have direct and indirect equity interests in 2,277 self-storage facilities (an aggregate of 148 million net rentable square feet of space) located in 38 states within the U.S. operating under the “Public Storage” brand name.  We also own one self-storage facility in London, England which is managed by Shurgard Europe (defined below).

(ii)

Ancillary Operations:  We reinsure policies against losses to goods stored by customers in our self-storage facilities, and sell merchandise, primarily locks and cardboard boxes, at our self-storage facilities.

(iii)

Investment in PS Business Parks:  We have a 42% equity interest in PS Business Parks, Inc. (“PSB”), a publicly held REIT that owns, operates, acquires and develops commercial properties, primarily multi-tenant flex, office, and industrial parks.  At December 31, 2015, PSB owns and operates 28.0 million rentable square feet of commercial space.

(iv)

Investment in Shurgard Europe:  We have a 49% equity interest in Shurgard Self Storage Europe Limited (“Shurgard Europe”) which owns 216 self-storage facilities (twelve million net rentable square feet) located in seven countries in Western Europe operated under the “Shurgard” brand name.  We believe Shurgard Europe is the largest owner and operator of self-storage facilities in Western Europe.

We also manage approximately 29 self-storage facilities for third parties, own 1.0 million net rentable square feet of commercial space which is managed primarily by PSB, and have equity interests in and manage 12 additional self-storage facilities.

For all periods presented herein, we have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income (generally, net rents and gains from real property, dividends, and interest) each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we met these requirements in all periods presented herein, and we expect to continue to elect and qualify as a REIT.

We report annually to the SEC on Form 10-K, which includes financial statements certified by our independent registered public accountants.  We also report quarterly to the SEC on Form 10-Q, which includes unaudited financial statements.  We expect to continue such reporting.

On our website, www.publicstorage.com, we make available, free of charge, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

Competition

We believe that storage customers generally store their goods within a five mile radius of their home or business.  Our facilities compete with nearby self-storage facilities owned by other operators using marketing channels similar to ours, including Internet advertising, signage, and banners, and offer services similar to ours.  As a result, competition is significant and affects the occupancy levels, rental rates, rental income and operating expenses of our facilities.

Ownership and operation of self-storage facilities is highly fragmented.  As the largest owner of self-storage facilities, we believe that we own approximately 6% of the self-storage square footage in the U.S. and that collectively the five largest self-storage owners in the U.S. own approximately 12%, with the remaining 88% owned by numerous regional and local operators.

We generally focus our ownership of facilities in major markets.  We believe that we have significant market share and concentration in major metropolitan centers, with approximately 71% of our 2015 same-store revenues generated in the 20 Metropolitan Statistical Areas (each, an “MSA”, as defined by the U.S. Census Bureau) with the highest population levels.  We believe this is a competitive advantage relative to other self-storage operators, which do not have our geographic concentration and market share.

Industry fragmentation also provides opportunities for us to acquire additional facilities; however, we compete with a wide variety of institutions and other investors who also view self-storage facilities as attractive investments.  The amount of capital available for real estate investments greatly influences the competition for ownership interests in facilities and, by extension, the yields that we can achieve on newly acquired investments.

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

Convenient shopping experience: Customers can conveniently shop for available storage space, reviewing attributes such as facility location, size, amenities such as climate-control, as well as pricing, through the following marketing channels:

•

Our Desktop and Mobile Websites:  The online marketing channel continues to grow in prominence, with approximately 63% of our move-ins in 2015 sourced through our websites, as compared to 36% in 2010.  In addition, we believe that many of our customers who directly call our call center, or who move-in to a facility without making a reservation, have already reviewed our pricing and space availability through our websites.  We invest extensively in advertising on the Internet to attract potential customers, primarily through the use of search engines, and we regularly update our websites to enhance their productivity.

•

Our Call Center:  Our call center is staffed by skilled sales specialists.  Customers reach our call center by calling our advertised toll-free telephone referral number, (800) 44-STORE, or telephone numbers provided on the Internet.  We believe giving customers the option to interact with a call center agent, despite the higher marginal cost relative to an internet reservation, enhances our ability to close sales with potential customers.

•

Our Properties:  Customers can also shop at any one of our facilities.  Property managers access the same information that is available on our website and to our call center agents, and can inform the customer of available space at that site or our other nearby storage facilities.  Property managers are extensively trained to maximize the conversion of such “walk in” shoppers into customers.

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

Marketing and advertising efficiencies: Our major-market concentration relative to the fragmented ownership and operation of the rest of the industry, combined with our well-recognized brand name, improves our prominence in unpaid search results for self-storage on major online search engines, and enhances the efficiency of our bidding for paid multiple-keyword advertising.  We use television advertising, because our large number of facilities in major markets makes it cost-efficient on a per facility basis to do so.  Most of our competitors cannot do so because they do not have a sufficient number of facilities.

Growth and Investment Strategies

Our growth strategies consist of: (i) improving the operating performance of our existing self-storage facilities, (ii) acquiring more facilities, (iii) developing new facilities and adding more self-storage space to existing facilities, (iv) participating in the growth of our investment in PSB, and (v) participating in the growth of our investment in Shurgard Europe.  While our long-term strategy includes each of these elements, in the short run the level of growth in our asset base in any period is dependent upon the cost and availability of capital, as well as the relative attractiveness of investment alternatives.

Improve the operating performance of existing facilities: We seek to increase the net cash flow of our existing self-storage facilities by (i) regularly analyzing our call volume, reservation activity, Internet activity, move-in/move-out rates and other market supply and demand factors and responding by adjusting our marketing and promotional activities and rental rates charged to new and existing customers,  (ii) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting and (iii) controlling operating costs.  We believe that our property management personnel, information technology, our convenient shopping options for the customer, our economies of scale, and our Internet marketing and advertising programs will continue to enhance our ability to meet these goals.

Acquire properties owned by others in the U.S.: We seek to capitalize on the fragmentation of the self-storage business through acquiring attractively priced, well-located existing self-storage facilities.  We believe our presence in and knowledge of substantially all of the major markets in the U.S. enhances our ability to identify attractive acquisition opportunities.  Data on the rental rates and occupancy levels of our existing facilities provides us an advantage in evaluating the potential of acquisition opportunities.  Self-storage owners decide whether to market their facilities for sale based upon many factors, including potential reinvestment returns, expectations of future growth, estimated value, the cost of debt financing, as well as personal considerations.  Our aggressiveness in competing for particular marketed facilities depends upon many factors including our opinion as to the potential for future growth, the quality of construction and location, the cash flow we expect from the facility when operated on our platform, how well the facility fits into our current geographic footprint, as well as our yield expectations.   During 2015, 2014 and 2013, we acquired 17, 44 and 121 facilities, respectively, from third parties for approximately $169 million, $431 million and $1.2 billion, respectively, primarily through large portfolio acquisitions.  We will continue to seek to acquire properties in 2016; however, there is significant competition to acquire existing facilities.  As a result, there can be no assurance as to the level of facilities we may acquire.

Develop new self-storage facilities and expansion of existing facilities:  The development of new self-storage locations and the expansion of existing facilities has been an important source of growth.   Since the beginning of 2013, we have expanded our development efforts due in part to the significant increase in prices being paid for existing facilities, in many cases well above the cost of developing new facilities.  At December 31, 2015, we had a development pipeline to develop new self-storage facilities and, to a lesser extent, expand existing self-storage facilities, which will add approximately 3.7 million net rentable square feet of self-storage space, at a total cost of $486 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations, challenges in obtaining building permits for self-storage activities in certain municipalities, as well as challenges in sourcing quality construction materials, labor, and design elements.

Participate in the growth of PS Business Parks, Inc.:  Our investment in PSB provides diversification into another asset type.  PSB is a stand-alone public company traded on the NYSE.  As of December 31, 2015, we have a 42% equity interest in PSB.

PSB seeks to grow its asset base in favorable markets as well as increase the cash flows from its existing portfolio.  From 2010 through 2015, PSB has acquired an aggregate total of 11.3 million rentable square feet in key markets for an aggregate purchase price of approximately $1.1 billion, and has disposed of an aggregate of 2.7 million rentable square feet in markets deemed non-strategic for an aggregate of $282 million in net proceeds.  As of December 31, 2015, PSB owned and operated approximately 28.0 million rentable square feet of commercial space, and had an enterprise value of approximately $4.2 billion (based upon the trading price of PSB’s common stock combined with the liquidation value of its debt and preferred stock as of December 31, 2015).

Participate in the growth of Shurgard Europe:  We believe Shurgard Europe is the largest self-storage company in Western Europe.  It owns and operates 216 self-storage facilities with approximately 12 million net rentable square feet in:  France (principally Paris), Sweden (principally Stockholm), the United Kingdom (principally London), the Netherlands, Denmark (principally Copenhagen), Belgium and Germany.  We own 49% of Shurgard Europe, with the other 51% owned by a large U.S. institutional investor.

Customer awareness and availability of self-storage is significantly lower in Europe than in the U.S.  However, with more awareness and product supply, we believe there is potential for increased demand for storage space in Europe.  In the long run, we believe Shurgard Europe could capitalize on potential increased demand through the development of new facilities or, to a lesser extent, acquiring existing facilities.  In 2014 and 2015, Shurgard Europe acquired 27 facilities with  1.3 million net rentable square feet in Germany, the Netherlands, and the United Kingdom for an aggregate purchase price of approximately $247 million.  In addition, during 2015 Shurgard Europe opened three development properties in the United Kingdom containing 0.2 million net rentable square feet at a cost of $38 million.

Financing of the Company’s Growth Strategies

Overview of financing strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our investment activities with retained operating cash flow combined with proceeds from the issuance of preferred securities.  Due to market inefficiency, volatility, and limited capital market breadth for preferred securities, as well as our increased scale and potential capital needs, we are seeking to diversify our capital sources by establishing medium and long-term debt as an alternative; see “Financing with Unsecured Debt” below.  Over the long-term, we expect to continue to maintain a conservative, investment grade, financial profile and will fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.

Financing with common and preferred equity:  Rates and market conditions for the issuance of preferred securities can be volatile or inefficient from time to time, particularly so in the last few years.  In 2013 and 2014, we issued preferred securities at fixed rates ranging from 5.200% to 6.375%.  We believe that the market coupon rate of our preferred securities is influenced by long-term interest rates, as well as demand specifically from retail investors.  Institutional investors are generally not buyers of our preferred securities.

Due to market conditions, we did not issue any preferred securities during 2015.  However, we continue to view preferred equity as an important source of capital over the long-term.  In early 2016, market conditions improved and on January 20, 2016, we issued $300 million of our 5.40% Series B Preferred Shares.

We have historically been able to raise capital through the issuance of preferred securities at an attractive cost of capital relative to the issuance of our common shares and, as a result, issuances of common shares have been minimal.  Future issuances of common shares will depend upon the relative cost of capital for the issuance of our common equity.

Notwithstanding our expectation of increasing debt as a capital source, we expect to remain conservatively capitalized and not subject ourselves to significant refinancing risk from the issuance of debt.

Financing with unsecured debt:  We have broad powers to issue debt to fund our business.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below. Our corporate credit ratings are “A” by Standard and Poor’s and “A2” by Moody’s.  We believe this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon rates on preferred securities.

As noted above, we are seeking to position ourselves to issue medium and long-term debt in order to diversify our capital sources and enhance our financial flexibility.  On November 3, 2015, through a private placement, we issued €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”) to an institutional investor.  We may issue additional medium or long-term debt in 2016 in the private placement or public debt markets.

Bridge financing:  We have a $500 million revolving line of credit which we use as temporary “bridge” financing and have historically repaid such borrowings with permanent capital.  We may also seek to obtain short-term loans from banks.  In 2013, we borrowed $700 million from a bank through an unsecured term loan, which we repaid in 2014, in part, through the issuance of preferred securities.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for more information.

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

•

Our partial ownership interests primarily reflect general and limited partnership interests in entities that own self-storage facilities that are managed by us under the “Public Storage” brand name in the U.S., as well as storage facilities located in Europe managed by Shurgard Europe under the “Shurgard” brand name.

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

Facilities Owned by Unconsolidated Real Estate Entities

At December 31, 2015, we had ownership interests in entities that we do not control or consolidate.  These entities include PSB, Shurgard Europe (each discussed above), and various limited partnerships that own an aggregate of 12 self-storage facilities.  These entities are referred to collectively as the “Unconsolidated Real Estate Entities.”

PSB, which files financial statements with the SEC, and Shurgard Europe, have debt and other obligations that we do not consolidate in our financial statements.  Such debt or other obligations are non-recourse to the Company.  None of the other Unconsolidated Real Estate Entities have significant amounts of debt or other obligations.  See Note 4 to our December 31, 2015 financial statements for further disclosure regarding the assets, liabilities and operating results of PSB and Shurgard Europe.

Canadian self-storage facilities owned by Former Chairman and Member of Board of Trustees

At December 31, 2015, B. Wayne Hughes, our former Chairman and his daughter, Tamara Hughes Gustavson, a member of our Board of Trustees, owned and controlled 55 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $0.5 million per year for each of the three years ended December 31, 2015.  Our right to continue receiving these premiums may be qualified.

We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities if their owners agree to sell them.

Limitations on Debt

Without the consent of holders of the various series of Preferred Shares, we may not take any action that would result in our “Debt Ratio” exceeding 50%.  “Debt Ratio”, as defined in the related governing documents, represents generally the ratio of debt to total assets before accumulated depreciation and amortization on our balance sheet, in accordance with U.S. generally accepted accounting principles (“GAAP”).  As of December 31, 2015, the Debt Ratio was approximately 2%.

Our revolving credit facility and senior unsecured debt agreements contain various customary financial covenants, including limitations on the level of indebtedness and the prohibition of the payment of dividends upon the occurrence of defined events of default.  We believe we were in compliance with each of these covenants as of December 31, 2015.

Employees

We had approximately 5,300 employees in the U.S. at December 31, 2015 who are engaged primarily in property operations.

Seasonality

We experience minor seasonal fluctuations in the demand for self-storage space, with demand and rental rates generally higher in the summer months than in the winter months.  We believe that these fluctuations result in part from increased moving activity during the summer months.

Insurance

We have historically carried customary property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Deductibles for property and general liability are $25 million and $2 million, respectively, per occurrence.  The aggregate limits on these policies of $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At December 31, 2015, there were approximately 874,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.5 billion.

ITEM 1A.  Risk Factors

In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company.  This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in Item 1, “Forward Looking Statements.”

We have significant exposure to real estate risk.

Since our business consists primarily of acquiring and operating real estate, we are subject to the risks related to the ownership and operation of real estate that can adversely impact our business and financial condition.  These risks include the following:

Natural disasters or terrorist attacks could cause damage to our facilities, resulting in increased costs and reduced revenues.  Natural disasters, such as earthquakes, hurricanes and floods, or terrorist attacks could cause significant damage and require significant repair costs, and make facilities temporarily uninhabitable, reducing our revenues.  Damage and business interruption losses could exceed the aggregate limits of our insurance coverage.  In addition, because we self-insure a portion of our risks, losses below a certain level may not be covered by insurance.   See Note 13 to our December 31, 2015 financial statements for a description of the risks of losses that are not covered by third-party insurance contracts.  We may not have sufficient insurance coverage for losses caused by a terrorist attack, or such insurance may not be maintained, available or cost-effective.  In addition, significant natural disasters, terrorist attacks, threats of future terrorist attacks, or resulting wider armed conflicts could have negative impacts on the U.S. economy, reducing storage demand and impairing our operating results.

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

Development of self-storage facilities can subject us to risks.  At December 31, 2015, we have a pipeline of development projects totaling $486 million (subject to contingencies), and we expect to continue to seek additional development projects.  There are significant risks involved in developing self-storage facilities, such as delays or cost increases due to changes in or failure to meet government or regulatory requirements, weather issues, unforeseen site conditions, or personnel problems.  Self-storage space is generally not pre-leased, and rent-up of newly developed space can be delayed or ongoing cash flow yields can be reduced due to competition, reductions in storage demand, or other factors.

There is significant competition among self-storage operators and from other storage alternatives.  Our self-storage facilities generate most of our revenue and earnings.  Competition in the local market areas in which many of our properties are located is significant and has affected our occupancy levels, rental rates and operating expenses.  If development of self-storage facilities by other operators were to increase, due to increases in availability of funds for investment or other reasons, competition could intensify.

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

Our ability to raise capital to fund our activities may be adversely affected by challenging market conditions.  If we were unable to raise capital at reasonable rates, prospective earnings growth through expanding our asset base could be limited.

We have exposure to European operations through our ownership in Shurgard Europe.

We own a 49% equity interest in Shurgard Europe, with our investment having a $388 million book value at December 31, 2015.  As a result, we are exposed to additional risks related to international operations that may adversely impact our business and financial results, including the following:

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

•

Risks related to Shurgard Europe’s Debt:  Shurgard Europe has a total of €600.0 million in unsecured debt outstanding at December 31, 2015, of which €100.0 million is due annually in each of 2021, 2024 and 2026, €130.0 million is due in 2025, €110.0 million is due in 2027 and €60.0 million is due 2030.  If Shurgard Europe is not able to refinance its debt when due or otherwise service its debt obligations due to a constrained credit market, negative operating trends or other reasons, our equity investment in Shurgard Europe could be negatively impacted.

The Hughes Family could control us and take actions adverse to other shareholders.

At December 31, 2015, B. Wayne Hughes, our former Chairman and his family, which includes his daughter, Tamara Hughes Gustavson and his son, B. Wayne Hughes, Jr., who are both members of our Board of Trustees (collectively, the “Hughes Family”), owned approximately 14.4% of our aggregate outstanding common shares. Our declaration of trust permits the Hughes Family to own up to 35.66% of our outstanding common shares while it generally restricts the ownership by other persons and entities to 3% of our outstanding common shares. Consequently, the Hughes Family may significantly influence matters submitted to a vote of our shareholders, including electing trustees, amending our organizational documents, dissolving and approving other extraordinary transactions, such as a takeover attempt, resulting in an outcome that may not be favorable to other shareholders.

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

•

To protect against the loss of our REIT status due to concentration of ownership levels, our declaration of trust generally limits the ability of a person, other than the Hughes Family or “designated investment entities” (each as defined in our declaration of trust), to own, actually or constructively, more than 3% of our outstanding common shares or 9.9% of the outstanding shares of any class or series of preferred or equity shares, in either case unless a specific exemption is granted by our Board.  These limits could discourage, delay or prevent a transaction involving a change in control of the Company not approved by our Board.

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

REITs are subject to a range of complex organizational and operational requirements.  A qualifying REIT does not generally incur federal income tax on its net income that is distributed to its shareholders.  Our REIT status is also dependent upon the ongoing REIT qualification of PSB as a result of our substantial ownership interest in it. We believe we have qualified as a REIT and we intend to continue to maintain our REIT status.

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

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, foreign, state and local taxes on our income and property.  Since January 1, 2001, certain corporate subsidiaries of the Company have elected to be treated as “taxable REIT subsidiaries” for federal income tax purposes, and are taxable as regular corporations and subject to certain limitations on intercompany transactions.  If tax authorities determine that amounts paid by our taxable REIT subsidiaries to us are not reasonable compared to similar arrangements among unrelated parties, we could be subject to a 100% penalty tax on the excess payments, and ongoing intercompany arrangements could have to change, resulting in higher ongoing tax payments.  To the extent the Company is required to pay federal, foreign, state or local taxes or federal penalty taxes due to existing laws or changes thereto, we will have less cash available for distribution to shareholders.  In addition, certain local and state governments have imposed taxes on self-storage rent.  While in most cases those taxes are paid by our customers, they increase the cost of self-storage rental to our customers and can negatively impact our revenues.  Other local and state governments may impose self-storage rent taxes in the future.

We are exposed to ongoing litigation and other legal and regulatory actions, which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

We are subject to the risk of legal claims and proceedings and regulatory enforcement actions in the ordinary course of our business and otherwise, and we could incur significant liabilities and substantial legal fees as a result of these actions.  Resolution of these claims and actions may divert time and attention by our management and could involve payment of damages or expenses by us, all of which may be significant.  In addition, any such resolution could involve our agreement to terms that restrict the operation of our business.  The results of legal proceedings cannot be predicted with certainty.  We cannot guarantee losses incurred in connection with any current or future legal or regulatory proceedings or actions will not exceed any provisions we may have set aside in respect of such proceedings or actions or will not exceed any available insurance coverage.  The impact of any such legal claims, proceedings, and regulatory enforcement actions could have a material adverse effect on us.

We are heavily dependent on computer systems, telecommunications and the Internet to process transactions, summarize results and manage our business.  Security breaches or a failure of such networks, systems or technology could adversely impact our business, customer, and employee relationships.

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

As a result, our operations could be severely impacted by a natural disaster, terrorist attack or other circumstance that results in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures.  Our or our customers’ or employees’ confidential information could be compromised or misappropriated, due to a breach of our network security.  Such cybersecurity and data security breaches as well as systems disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations and could result in remedial and other costs, fines or lawsuits, which could be in excess of any available insurance that we have procured.

We are subject to laws and governmental regulations and actions that require us to incur compliance costs affecting our operating results and financial condition.

Our business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and NYSE, as well as applicable local, state, and national labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, restatement of our financial statements and could also affect the marketability of our real estate facilities.

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

ITEM 1B.Unresolved Staff Comments

None.

ITEM 2.Properties

At December 31, 2015, we had direct and indirect ownership interests in 2,277 self-storage facilities located in 38 states within the U.S. and 217 storage facilities located in seven Western European nations:

	At December 31, 2015
	Number of Storage Facilities (a)	Net Rentable Square Feet (in thousands)
U.S.:
California
Southern	246	17,645
Northern	175	10,712
Florida	274	18,353
Texas	270	18,182
Illinois	126	7,952
Georgia	107	7,029
Washington	92	6,179
North Carolina	85	5,894
Virginia	90	5,468
New York	65	4,527
Colorado	66	4,240
Maryland	61	3,699
New Jersey	57	3,630
Minnesota	47	3,313
South Carolina	53	2,916
Arizona	44	2,816
Michigan	43	2,755
Missouri	38	2,236
Oregon	39	2,040
Pennsylvania	29	1,993
Indiana	31	1,926
Ohio	31	1,922
Nevada	27	1,818
Massachusetts	25	1,691
Tennessee	27	1,528
Kansas	21	1,268
Wisconsin	15	968
Other states (12 states)	93	5,352

Total - U.S.	2,277	148,052

Europe (b):
Netherlands	61	3,110
France	55	2,879
Sweden	30	1,640
Belgium	21	1,263
United Kingdom	24	1,259
Germany	16	889
Denmark	10	572

Total - Europe	217	11,612

Grand Total	2,494	159,664

(a)	See Schedule III: Real Estate and Accumulated Depreciation in the Company’s 2015 financials, for a summary of land, building, and accumulated depreciation by market.
(b)	The facilities located in Europe include one facility in the United Kingdom that we wholly own, as well as the facilities owned by Shurgard Europe.

We seek to maximize our facilities’ cash flow through the regular review and adjustment of rents charged and promotions granted to our existing and new incoming customers, and controlling expenses.  For the year ended December 31, 2015, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities were approximately 94.0% and  $15.55, respectively, in the U.S. and 82.5% and $21.81, respectively, in Europe.

At December 31, 2015,  32 of our U.S. facilities with a net book value of $149 million were encumbered by an aggregate of $55 million in secured notes payable.

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

Description of Commercial Properties: We have an interest in PSB, which, as of December 31, 2015, owns and operates approximately 28.0 million rentable square feet of commercial space in six states.  At December 31, 2015, the $414.5 million book value and $1.3 billion market value, respectively, of our investment in PSB represents approximately 4% and 13%, respectively, of our total assets.  We also directly own 1.0 million net rentable square feet of commercial space managed primarily by PSB.

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

Our Common Shares of beneficial interest (the “Common Shares”) (NYSE: PSA) have been listed on the NYSE since October 19, 1984.  The following table sets forth the high and low sales prices of our Common Shares on the NYSE composite tapes for the applicable periods.

		Range
Year	Quarter	High	Low
2014	1st	172.11	148.04
	2nd	176.72	167.41
	3rd	178.26	162.34
	4th	190.19	165.05

2015	1st	206.92	185.05
	2nd	200.60	182.91
	3rd	217.99	182.08
	4th	253.93	210.87

As of February 24, 2016, there were approximately 14,328 holders of record of our Common Shares.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

b.	Dividends

We have continuously paid quarterly distributions to our shareholders since 1981, our first full year of operations.  During 2015 we paid distributions to our common shareholders of $1.40 per common share for the quarter ended March 31 and $1.70 per common share for each of the quarters ended June 30, September 30 and December 31, representing an aggregate of $1.122 billion or $6.50 per share.  During 2014 we paid distributions to our common shareholders of $1.40 per common share for each of the quarters ended March 31, June 30, September 30 and December 31, representing an aggregate of $964.6 million or $5.60 per share.  During 2013 we paid distributions to our common shareholders of $1.25 per common share for each of the quarters ended March 31, June 30, and September 30 and $1.40 per common share for the quarter ended December 31, representing an aggregate of $884.2 million or $5.15 per share.

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

For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof.  For 2015, the dividends paid on common shares and preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income.....................	100.0000%	100.0000%	98.4883%	100.0000%
Long-term Capital Gain...........	0.0000%	0.0000%	1.5117%	0.0000%
Total.........................................	100.0000%	100.0000%	100.0000%	100.0000%

For 2014, the dividends paid on common shares and preferred shares were classified as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income.....................	100.0000%	99.7805%	100.0000%	91.2039%
Long-term Capital Gain...........	0.0000%	0.2195%	0.0000%	8.7961%
Total.........................................	100.0000%	100.0000%	100.0000%	100.0000%

c.	Equity Shares

We are authorized to issue 100,000,000 equity shares from time to time in one or more series and our Board has broad authority to fix the dividend and distribution rights, conversion and voting rights, redemption provisions and liquidation rights of each series of equity shares.  We had no equity shares outstanding for any period in the years ended December 31, 2015 and 2014.

d.	Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through February 26, 2016, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of December 31, 2015.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

e.	Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 5,000,000 of our Series P preferred shares in October 2015 at $25.00 per share.  No other redemptions we made in the fourth quarter of 2015.

ITEM 6.Selected Financial Data

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except share and per share data)

Revenues	$2,381,696	$2,177,296	$1,964,942	$1,826,186	$1,718,818

Expenses:
Cost of operations	635,502	613,324	559,759	550,805	554,814
Depreciation and amortization	426,008	437,114	387,402	357,781	357,969
General and administrative	88,177	71,459	66,679	56,837	52,410
Asset impairment charges	-	-	-	-	2,186
	1,149,687	1,121,897	1,013,840	965,423	967,379
Operating income	1,232,009	1,055,399	951,102	860,763	751,439
Interest and other income	16,544	17,638	33,979	33,293	43,708
Interest expense	(610)	(6,781)	(6,444)	(19,813)	(24,222)
Equity in earnings of unconsolidated real
estate entities	50,937	88,267	57,579	45,586	58,704
Foreign currency exchange gain (loss)	306	(7,047)	17,082	8,876	(7,287)
Gain on real estate sales and debt
retirement	18,503	2,479	4,233	1,456	10,801
Income from continuing operations	1,317,689	1,149,955	1,057,531	930,161	833,143
Discontinued operations	-	-	-	12,874	3,316
Net income	1,317,689	1,149,955	1,057,531	943,035	836,459
Net income allocated to noncontrolling
equity interests	(6,445)	(5,751)	(5,078)	(3,777)	(12,617)
Net income allocable to Public Storage
shareholders	$1,311,244	$1,144,204	$1,052,453	$939,258	$823,842

Per Common Share:
Distributions	$6.50	$5.60	$5.15	$4.40	$3.65
Net income – Basic	$6.10	$5.27	$4.92	$3.93	$3.31
Net income – Diluted	$6.07	$5.25	$4.89	$3.90	$3.29

Weighted average common shares –
Basic	172,699	172,251	171,640	170,562	169,657
Weighted average common shares –
Diluted	173,510	173,138	172,688	171,664	170,750

Balance Sheet Data:
Total assets	$9,778,232	$9,818,676	$9,876,266	$8,793,403	$8,932,562
Total debt	$319,016	$64,364	$839,053	$468,828	$398,314
Total preferred equity	$4,055,000	$4,325,000	$3,562,500	$2,837,500	$3,111,271
Public Storage shareholders’ equity	$9,170,641	$9,480,796	$8,791,730	$8,093,756	$8,288,209
Permanent noncontrolling interests’
equity	$26,997	$26,375	$27,125	$29,108	$22,718

Net cash flow:
Provided by operating activities	$1,732,601	$1,592,093	$1,430,339	$1,285,659	$1,203,452
Used in investing activities	$(440,105)	$(198,331)	$(1,412,393)	$(290,465)	$(81,355)
Used in financing activities	$(1,375,605)	$(1,225,415)	$(16,160)	$(1,117,305)	$(1,438,546)

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our financial statements and notes thereto.

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our December 31, 2015 financial statements, primarily Note 2, summarize our significant accounting policies.

We believe the following are our critical accounting policies, because they have a material impact on the portrayal of our financial condition and results, and they require us to make judgments and estimates about matters that are inherently uncertain.

Income Tax Expense:  We have elected to be treated as a REIT, as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur federal income tax on our REIT taxable income that is fully distributed each year (for this purpose, certain distributions paid in a subsequent year may be considered), and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements for all periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

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

During 2015, 2014 and 2013, we acquired 17, 44 and 121 facilities, respectively, from third parties for approximately $169 million, $431 million and $1.2 billion, respectively.  Subsequent to December 31, 2015, we acquired or were under contract to acquire 17 self-storage facilities with 1.2 million net rentable square feet for $149 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Since the beginning of 2013, we opened development and expansion projects with a total cost of $307 million, adding approximately 3.1 million net rentable square feet.  As of December 31, 2015, we had additional projects which will add approximately 3.7 million net rentable square feet of storage space at a total cost of approximately $486 million.  A total of $219 million in costs were incurred through December 31, 2015 with respect to these projects, with the remaining costs expected to be incurred primarily in 2016.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and achieve a stabilized level of cash flows, our earnings are diluted because earnings from those newly developed and expanded facilities are less than the cost of the capital required in order to fund the development cost.  We believe that this dilution will grow in 2016 and beyond due to the increasing level of development and unstabilized properties in our portfolio.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of December 31, 2015, we have capital resources well in excess of our current planned capital needs over the next year totaling $445 million.  Our capital resources include: (i) $104 million of cash as of December 31, 2015, (ii) $485 million of available borrowing capacity on our revolving line of credit, (iii) $250 million to $300 million of expected retained operating cash flow for the next twelve months, and (iv) $290 million of net proceeds from the issuance of preferred securities in January 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of (i) $267 million of remaining spend on our current development pipeline, (ii) $149 million in property acquisitions currently under contract and (iii) $29 million in principal repayments on existing debt.  Our capital needs may increase significantly over the course of 2016; at our option we may redeem preferred securities totaling $862.5 million, we expect to increase our development pipeline, and we expect additional property acquisition opportunities.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for 2015 as compared to 2014

For the year ended December 31, 2015, net income allocable to our common shareholders was $1,053.1 million or $6.07 per diluted common share, compared to $908.2 million or $5.25 in 2014 representing an increase of $144.9 million or $0.82 per diluted common share. The increase is primarily due to (i) a $165.8 million increase in self-storage net operating income and (ii) a $16.0 million increase in gains on sale of real estate, offset partially by (iii) a $22.1 million reduction in equity in earnings of PSB due primarily to reduced gains on disposition in 2015 as compared to 2014 and (iv) a $15.6 million reduction in equity in earnings of Shurgard Europe due primarily to Shurgard Europe’s repayment of a loan payable to us.

The $165.8 million increase in self-storage net operating income is a result of a $114.1 million increase in our Same Store Facilities and a $51.7 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 6.5% or $121.2 million in the year ended December 31, 2015 as compared to 2014, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 1.4% or $7.1 million in the year ended December 31, 2015 as compared to 2014, due primarily to increases in snow removal and property taxes, offset partially by lower advertising and selling expenses.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of the development and acquisition of 202 self-storage facilities since January 2013.

Operating results for 2014 as compared to 2013

For the year ended December 31, 2014, net income allocable to our common shareholders was $908.2 million or $5.25 per diluted common share, compared to $844.7 million or $4.89 per diluted common share for the same period in 2013, representing an increase of $63.5 million or $0.36 per diluted common share.  This increase is due primarily to (i) a $157.2 million increase in self-storage net operating income and (ii) our $36.5 million equity share of PSB’s gain on sale of real estate included in our equity in earnings of real estate entities, offset partially by (iii) a $49.7 million increase in depreciation and amortization expense associated with acquired facilities, (iv) a $24.1 million reduction associated with foreign currency exchange gains and losses, (v) a $28.3 million increase in earnings allocated to preferred shareholders due to the issuance of additional preferred shares, and (vi) a $16.3 million decrease in interest and other income due primarily to the disposition of 51% of our loan receivable from Shurgard Europe.

The $157.2 million increase in our self-storage net operating income is a result of an $86.8 million increase for our Same Store Facilities and a $70.4 million increase for our non-Same Store Facilities.   Revenues for the Same Store Facilities increased 5.5% or $96.1 million in the year ended December 31, 2014 as compared to the same period in 2013, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 1.9% or $9.3 million in the year ended December 31, 2014 as compared to the same period in 2013, due primarily to increases in property tax expense and snow removal costs, offset partially by lower on-site property manager payroll expense.  The increase in net operating income for the non-Same Store Facilities is due primarily to the impact of the acquisition and development of 172 facilities in 2013 and 2014.

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

For the year ended December 31, 2015, FFO was $8.79 per diluted common share, as compared to $7.98 for the same period in 2014, representing an increase of 10.2%, or $0.81 per diluted common share.

For the year ended December 31, 2014, FFO was $7.98 per diluted common share, as compared to $7.53 for the same period in 2013, representing an increase of 6.0%, or $0.45 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Year Ended December 31,
	2015	2014	2013

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$6.07	$5.25	$4.89
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	2.89	2.96	2.66
Gains on sale of real estate investments,
including our equity share from
investments, and other	(0.17)	(0.23)	(0.02)
FFO per share	$8.79	$7.98	$7.53

Computation of FFO per Share:

Net income allocable to common shareholders	$1,053,050	$908,176	$844,731
Eliminate items excluded from FFO:
Depreciation and amortization	426,008	437,114	387,402
Depreciation from unconsolidated
real estate investments	78,985	79,413	75,458
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(3,519)	(3,638)	(3,976)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(29,721)	(39,083)	(4,104)
FFO allocable to common shares	$1,524,803	$1,381,982	$1,299,511
Diluted weighted average common shares	173,510	173,138	172,688
FFO per share	$8.79	$7.98	$7.53

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, including amounts included in equity earnings, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) property acquisition costs incurred and (iv) certain other items.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2015	2014	Change	2014	2013	Change

FFO per share	$8.79	$7.98	10.2%	$7.98	$7.53	6.0%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency
exchange loss (gain)	-	0.04		0.04	(0.10)
Application of EITF D-42	0.06	-		-	-
Property acquisition costs	0.04	0.03		0.03	0.03
Other items	0.01	0.04		0.04	(0.02)
Core FFO per share	$8.90	$8.09	10.0%	$8.09	$7.44	8.7%

Analysis of Net Income by Reportable Segment

Our MD&A is presented and organized in accordance with Note 11 to our December 31, 2015 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 11 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the Same Store Facilities, representing the facilities that we have owned and operated on a stabilized basis since January 1, 2013 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded (the “Non Same Store Facilities”).  See Note 11 to our December 31, 2015 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2015	2014	Change	2014	2013	Change

	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$1,972,894	$1,851,669	6.5%	$1,851,669	$1,755,608	5.5%
Non Same Store Facilities	262,631	198,213	32.5%	198,213	94,275	110.2%
	2,235,525	2,049,882	9.1%	2,049,882	1,849,883	10.8%
Cost of operations:
Same Store Facilities	509,542	502,415	1.4%	502,415	493,115	1.9%
Non Same Store Facilities	77,154	64,483	19.7%	64,483	30,971	108.2%
	586,696	566,898	3.5%	566,898	524,086	8.2%
Net operating income (a):
Same Store Facilities	1,463,352	1,349,254	8.5%	1,349,254	1,262,493	6.9%
Non Same Store Facilities	185,477	133,730	38.7%	133,730	63,304	111.3%
Total net operating income	1,648,829	1,482,984	11.2%	1,482,984	1,325,797	11.9%

Depreciation and amortization expense:
Same Store Facilities	(327,593)	(328,203)	(0.2)%	(328,203)	(330,990)	(0.8)%
Non Same Store Facilities	(98,415)	(108,911)	(9.6)%	(108,911)	(56,412)	93.1%
Total depreciation and
amortization expense	(426,008)	(437,114)	(2.5)%	(437,114)	(387,402)	12.8%

Net income:
Same Store Facilities	1,135,759	1,021,051	11.2%	1,021,051	931,503	9.6%
Non Same Store Facilities	87,062	24,819	250.8%	24,819	6,892	260.1%
Total net income	$1,222,821	$1,045,870	16.9%	$1,045,870	$938,395	11.5%

Number of facilities at period end:
Same Store Facilities	1,990	1,990	-	1,990	1,990	-
Non Same Store Facilities	276	248	11.3%	248	197	25.9%

Net rentable square footage at period end (in thousands):
Same Store Facilities	126,347	126,347	-	126,347	126,347	-
Non Same Store Facilities	21,015	18,527	13.4%	18,527	13,940	32.9%
(a)

We believe net operating income or “NOI” is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, determining current property values, evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 11 to our December 31, 2015 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 11.2% in 2015 as compared to 2014 and 11.9% in 2014 as compared to 2013.  These increases are due to higher revenues offset in part by modest expense growth in our Same Store Facilities, the acquisition of new facilities, and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2013 and therefore provide meaningful comparisons for 2013, 2014 and 2015.  The following table summarizes the historical operating results of these 1,990 facilities (126.3 million net rentable square feet) that represent approximately 86% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at December 31, 2015.

Selected Operating Data for the Same Store Facilities (1,990 facilities)
	Year Ended December 31,			Year Ended December 31,
			Percentage			Percentage
	2015	2014	Change	2014	2013	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$1,881,154	$1,762,601	6.7%	$1,762,601	$1,669,181	5.6%
Late charges and
administrative fees	91,740	89,068	3.0%	89,068	86,427	3.1%
Total revenues (a)	1,972,894	1,851,669	6.5%	1,851,669	1,755,608	5.5%

Cost of operations:
Property taxes	177,004	170,010	4.1%	170,010	164,498	3.4%
On-site property manager
payroll	99,899	99,278	0.6%	99,278	101,070	(1.8)%
Supervisory payroll	34,840	34,193	1.9%	34,193	34,725	(1.5)%
Repairs and maintenance	45,193	43,668	3.5%	43,668	40,501	7.8%
Utilities	38,640	39,691	(2.6)%	39,691	38,076	4.2%
Advertising and selling
expense	24,967	26,911	(7.2)%	26,911	28,105	(4.2)%
Other direct property costs	51,906	50,778	2.2%	50,778	49,706	2.2%
Allocated overhead	37,093	37,886	(2.1)%	37,886	36,434	4.0%
Total cost of operations (a)	509,542	502,415	1.4%	502,415	493,115	1.9%
Net operating income	1,463,352	1,349,254	8.5%	1,349,254	1,262,493	6.9%
Depreciation and
amortization expense	(327,593)	(328,203)	(0.2)%	(328,203)	(330,990)	(0.8)%
Net income	$1,135,759	$1,021,051	11.2%	$1,021,051	$931,503	9.6%

Gross margin (before
depreciation and amortization
expense)	74.2%	72.9%	1.8%	72.9%	71.9%	1.4%

Weighted average for the period:
Square foot occupancy	94.5%	93.9%	0.6%	93.9%	93.3%	0.6%

Realized annual rental income per (b):
Occupied square foot	$15.76	$14.86	6.1%	$14.86	$14.17	4.9%
Available square foot	$14.89	$13.95	6.7%	$13.95	$13.21	5.6%

At December 31:
Square foot occupancy	92.8%	92.5%	0.3%	92.5%	91.8%	0.8%
Annual contract rent per
occupied square foot (c)	$16.75	$15.82	5.9%	$15.82	$15.07	5.0%
(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.

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

(c)

Annual contract rent represents the applicable annualized contractual monthly rent charged to our tenants, excluding the impact of bad debt expense, promotional discounts, late charges and administrative fees.

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.5% in 2015 as compared to 2014 due primarily to a 6.1% increase in realized annual rental income per occupied square foot.  Revenues generated by our Same Store Facilities increased by 5.5% in 2014 as compared to 2013 due primarily to a 4.9% increase in realized annual rental income per occupied square foot.  The increase in realized annual rental income per occupied square foot were due primarily to annual rent increases given to existing tenants and, to a lesser extent, increased move-in rental rates.

Same Store weighted average square foot occupancy increased from 93.9% in 2014 to 94.5% in 2015, representing an increase of 0.6%.  Same Store weighted average square foot occupancy increased from 93.3% in 2013 to 93.9% in 2014, representing an increase of 0.6%.  At December 31, 2015, the year-over-year occupancy gap was 0.3%.  We expect the year over year occupancy gap to narrow because we believe we are reaching limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term tenants in 2016 as we did in 2015.
During 2015, 2014 and 2013, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.45, $13.67 and $13.04, respectively, and for tenants that vacated were $15.08, $14.38 and $13.83, respectively.  Realized annual rental income per occupied square foot has increased in 2015 and 2014, despite average move-in rates for tenants moving in being generally less than average rates for tenants that vacate, due primarily to rate increases to existing tenants.

Promotional discounts given, based upon the move-in contractual rates for the related promotional period, totaled $84.7 million, $82.0 million, and $81.8 million for 2015, 2014, and 2013, respectively.  These increases reflect a reduced proportion of new tenants receiving promotional discounts, offset partially by increased move-in contractual rates.

We believe rental growth in 2016 will need to come from continued annual rent increases to existing tenants and higher rental rates charged to new tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in 2016.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 1.4% in 2015 as compared to 2014 and 1.9% in 2014 as compared to 2013, due primarily to increased property tax and repairs and maintenance expense, primarily snow removal expense, offset partially by reduced costs of advertising and selling.

Property tax expense increased 4.1% in 2015 as compared to 2014 and 3.4% in 2014 as compared to 2013, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% to 5% in 2016 due primarily to higher assessed values.

On-site property manager payroll expense increased 0.6% in 2015 as compared to 2014 and decreased 1.8% in 2014 as compared to 2013.  The increase in 2015 was due primarily to higher health care expenses, offset partially by reduced workers compensation costs.  The decrease in 2014 was due primarily to efficiencies which resulted in fewer hours worked, combined with reduced workers’ compensation expenses.  We expect on-site property manager payroll expense to increase modestly in 2016 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 1.9% in 2015 as compared to 2014 due primarily to higher wage rates, and decreased 1.5% in 2014 as compared to 2013, due primarily to reduced headcount.  We expect inflationary increases in compensation rates in 2016.

Repairs and maintenance expense increased 3.5% in 2015 as compared to 2014 and 7.8% in 2014 as compared to 2013.  Repair and maintenance costs include snow removal expense totaling $9.6 million, $7.9 million and $5.3 million in 2015, 2014 and 2013, respectively.  Excluding snow removal costs, repairs and maintenance decreased 0.4% in 2015 as compared to 2014, and increased 1.7% in 2014 as compared to 2013.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in 2016, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 2.6% in 2015 as compared to 2014, and increased 4.2% in 2014 as compared to 2013.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses decreased 7.2% in 2015 as compared 2014, and 4.2% in 2014 as compared to 2013.

Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to remain approximately flat in 2016.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 2.2% in 2015 as compared to 2014, as well as in 2014 as compared to 2013.  The increases were due primarily to higher credit card fees, offset partially by lower property insurance costs.  Credit card fees increased due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in 2016.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead decreased 2.1% in 2015 as compared to 2014, and increased 4.0% in 2014 as compared to 2013.  The decrease in 2015 and increase in 2014 was due to an acceleration of the timing of our annual field staff meetings to the fourth quarter of 2014, which would normally have occurred during the first quarter of 2015.  We expect inflationary growth in allocated overhead in 2016 as compared to 2015.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 0.2% during 2015 as compared to 2014 and 0.8% during 2014 as compared to 2013.  We expect depreciation to be flat in 2016 as compared to 2015.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year

	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2015	$470,792	$487,206	$511,842	$503,054	$1,972,894
2014	$443,848	$456,203	$479,889	$471,729	$1,851,669
2013	$421,712	$433,037	$454,637	$446,222	$1,755,608

Total cost of operations:
2015	$141,997	$129,073	$132,124	$106,348	$509,542
2014	$140,429	$127,717	$129,709	$104,560	$502,415
2013	$135,062	$126,211	$128,750	$103,092	$493,115

Property taxes:
2015	$49,972	$49,821	$49,403	$27,808	$177,004
2014	$47,967	$47,452	$46,554	$28,037	$170,010
2013	$45,908	$45,388	$44,967	$28,235	$164,498

Repairs and maintenance:
2015	$16,000	$8,935	$10,048	$10,210	$45,193
2014	$14,823	$9,510	$9,938	$9,397	$43,668
2013	$11,132	$9,337	$9,950	$10,082	$40,501

Advertising and selling expense:
2015	$6,163	$5,500	$6,906	$6,398	$24,967
2014	$6,544	$6,093	$7,844	$6,430	$26,911
2013	$7,755	$6,658	$8,686	$5,006	$28,105

REVPAF:
2015	$14.21	$14.73	$15.43	$15.18	$14.89
2014	$13.35	$13.76	$14.46	$14.24	$13.95
2013	$12.68	$13.04	$13.68	$13.44	$13.21

Weighted average realized annual rent per occupied square foot:
2015	$15.21	$15.44	$16.19	$16.18	$15.76
2014	$14.41	$14.53	$15.27	$15.23	$14.86
2013	$13.83	$13.89	$14.50	$14.46	$14.17

Weighted average occupancy levels for the period:
2015	93.4%	95.4%	95.3%	93.9%	94.5%
2014	92.6%	94.7%	94.7%	93.5%	93.9%
2013	91.7%	93.9%	94.4%	93.0%	93.3%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
	(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (205 facilities)	$302,094	$279,455	8.1%	$279,455	$265,020	5.4%
San Francisco (127 facilities)	167,309	154,417	8.3%	154,417	144,425	6.9%
New York (82 facilities)	129,289	123,025	5.1%	123,025	119,021	3.4%
Chicago (128 facilities)	117,034	113,107	3.5%	113,107	108,011	4.7%
Washington DC (75 facilities)	90,893	88,607	2.6%	88,607	86,755	2.1%
Seattle-Tacoma (83 facilities)	92,925	86,429	7.5%	86,429	80,952	6.8%
Miami (65 facilities)	87,106	82,212	6.0%	82,212	77,024	6.7%
Dallas-Ft. Worth (97 facilities)	78,142	72,311	8.1%	72,311	67,858	6.6%
Houston (75 facilities)	68,976	64,003	7.8%	64,003	59,309	7.9%
Atlanta (90 facilities)	67,258	62,908	6.9%	62,908	59,214	6.2%
Philadelphia (55 facilities)	48,563	46,434	4.6%	46,434	44,290	4.8%
Denver (45 facilities)	45,872	41,696	10.0%	41,696	38,476	8.4%
Minneapolis-St Paul
(41 facilities)	37,031	35,947	3.0%	35,947	33,863	6.2%
Portland (42 facilities)	36,406	32,875	10.7%	32,875	30,611	7.4%
Orlando-Daytona (47 facilities)	34,476	31,845	8.3%	31,845	30,255	5.3%
All other markets
(733 facilities)	569,520	536,398	6.2%	536,398	510,524	5.1%
Total revenues	$1,972,894	$1,851,669	6.5%	$1,851,669	$1,755,608	5.5%

Net operating income:
Los Angeles	$247,625	$224,488	10.3%	$224,488	$209,441	7.2%
San Francisco	136,541	123,441	10.6%	123,441	113,702	8.6%
New York	93,128	87,894	6.0%	87,894	83,593	5.1%
Chicago	68,042	65,116	4.5%	65,116	63,260	2.9%
Washington DC	69,464	67,946	2.2%	67,946	66,493	2.2%
Seattle-Tacoma	73,505	67,238	9.3%	67,238	61,550	9.2%
Miami	66,491	62,163	7.0%	62,163	57,254	8.6%
Dallas-Ft. Worth	55,303	50,599	9.3%	50,599	46,357	9.2%
Houston	48,016	42,967	11.8%	42,967	38,957	10.3%
Atlanta	49,035	44,984	9.0%	44,984	41,737	7.8%
Philadelphia	33,400	31,423	6.3%	31,423	29,634	6.0%
Denver	34,576	30,714	12.6%	30,714	27,792	10.5%
Minneapolis-St. Paul	25,681	23,933	7.3%	23,933	21,979	8.9%
Portland	28,340	24,626	15.1%	24,626	22,836	7.8%
Orlando-Daytona	24,798	22,360	10.9%	22,360	20,680	8.1%
All other markets	409,407	379,362	7.9%	379,362	357,228	6.2%
Total net operating income	$1,463,352	$1,349,254	8.5%	$1,349,254	$1,262,493	6.9%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
Weighted average square foot
occupancy:
Los Angeles	95.6%	94.2%	1.5%	94.2%	93.4%	0.9%
San Francisco	96.1%	95.1%	1.1%	95.1%	94.3%	0.8%
New York	94.8%	93.9%	1.0%	93.9%	94.4%	(0.5)%
Chicago	92.7%	93.4%	(0.7)%	93.4%	93.5%	(0.1)%
Washington DC	93.0%	92.5%	0.5%	92.5%	93.0%	(0.5)%
Seattle-Tacoma	95.2%	94.0%	1.3%	94.0%	93.0%	1.1%
Miami	94.9%	94.6%	0.3%	94.6%	93.9%	0.7%
Dallas-Ft. Worth	95.0%	94.2%	0.8%	94.2%	93.5%	0.7%
Houston	94.2%	94.3%	(0.1)%	94.3%	93.8%	0.5%
Atlanta	94.6%	93.5%	1.2%	93.5%	91.8%	1.9%
Philadelphia	93.8%	93.5%	0.3%	93.5%	92.8%	0.8%
Denver	95.5%	95.1%	0.4%	95.1%	95.0%	0.1%
Minneapolis-St. Paul	92.6%	93.2%	(0.6)%	93.2%	93.2%	0.0%
Portland	96.4%	95.3%	1.2%	95.3%	94.2%	1.2%
Orlando-Daytona	95.3%	93.8%	1.6%	93.8%	92.5%	1.4%
All other markets	94.2%	93.6%	0.6%	93.6%	92.9%	0.8%
Total weighted average
square foot occupancy	94.5%	93.9%	0.6%	93.9%	93.3%	0.6%

Realized annual rent per
occupied square foot:
Los Angeles	$21.65	$20.29	6.7%	$20.29	$19.38	4.7%
San Francisco	22.97	21.39	7.4%	21.39	20.13	6.3%
New York	23.49	22.50	4.4%	22.50	21.59	4.2%
Chicago	14.98	14.36	4.3%	14.36	13.69	4.9%
Washington DC	20.93	20.64	1.4%	20.64	20.19	2.2%
Seattle-Tacoma	17.05	16.03	6.4%	16.03	15.15	5.8%
Miami	18.78	17.74	5.9%	17.74	16.73	6.0%
Dallas-Ft. Worth	12.66	11.77	7.6%	11.77	11.10	6.0%
Houston	13.34	12.36	7.9%	12.36	11.50	7.5%
Atlanta	11.32	10.68	6.0%	10.68	10.22	4.5%
Philadelphia	14.40	13.79	4.4%	13.79	13.17	4.7%
Denver	15.67	14.24	10.0%	14.24	13.12	8.5%
Minneapolis-St. Paul	13.54	13.05	3.8%	13.05	12.26	6.4%
Portland	16.49	15.03	9.7%	15.03	14.14	6.3%
Orlando-Daytona	12.04	11.27	6.8%	11.27	10.82	4.2%
All other markets	12.62	11.94	5.7%	11.94	11.45	4.3%
Total realized rent per
occupied square foot	$15.76	$14.86	6.1%	$14.86	$14.17	4.9%

Same Store Facilities Operating Trends by Market (Continued)
	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change
REVPAF:
Los Angeles	$20.70	$19.12	8.3%	$19.12	$18.10	5.6%
San Francisco	22.07	20.35	8.5%	20.35	18.99	7.2%
New York	22.26	21.13	5.3%	21.13	20.38	3.7%
Chicago	13.89	13.41	3.6%	13.41	12.80	4.8%
Washington DC	19.47	19.10	1.9%	19.10	18.77	1.8%
Seattle-Tacoma	16.23	15.07	7.7%	15.07	14.10	6.9%
Miami	17.82	16.78	6.2%	16.78	15.71	6.8%
Dallas-Ft. Worth	12.02	11.09	8.4%	11.09	10.38	6.8%
Houston	12.57	11.66	7.8%	11.66	10.78	8.2%
Atlanta	10.71	9.99	7.2%	9.99	9.39	6.4%
Philadelphia	13.51	12.89	4.8%	12.89	12.23	5.4%
Denver	14.97	13.55	10.5%	13.55	12.47	8.7%
Minneapolis-St. Paul	12.54	12.16	3.1%	12.16	11.43	6.4%
Portland	15.90	14.33	11.0%	14.33	13.32	7.6%
Orlando-Daytona	11.47	10.56	8.6%	10.56	10.00	5.6%
All other markets	11.89	11.18	6.4%	11.18	10.63	5.2%
Total REVPAF	$14.89	$13.95	6.7%	$13.95	$13.21	5.6%

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

Non Same Store Facilities

The Non Same Store Facilities at December 31, 2015 represent 276 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2013, or that we did not own as of January 1, 2013.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE		Year Ended December 31,		Year Ended December 31,
FACILITIES	2015	2014	Change	2014	2013	Change

(Dollar amounts in thousands, except square foot amounts)
Revenues:
2015 acquisitions	$6,255	$-	$6,255	$-	$-	$-
2014 acquisitions	41,972	15,347	26,625	15,347	-	15,347
2013 acquisitions	110,603	96,947	13,656	96,947	19,309	77,638
Other facilities	103,801	85,919	17,882	85,919	74,966	10,953
Total revenues	262,631	198,213	64,418	198,213	94,275	103,938

Cost of operations:
2015 acquisitions	2,067	-	2,067	-	-	-
2014 acquisitions	12,304	4,566	7,738	4,566	-	4,566
2013 acquisitions	32,724	32,917	(193)	32,917	7,574	25,343
Other facilities	30,059	27,000	3,059	27,000	23,397	3,603
Total cost of operations	77,154	64,483	12,671	64,483	30,971	33,512

Net operating income:
2015 acquisitions	4,188	-	4,188	-	-	-
2014 acquisitions	29,668	10,781	18,887	10,781	-	10,781
2013 acquisitions	77,879	64,030	13,849	64,030	11,735	52,295
Other facilities	73,742	58,919	14,823	58,919	51,569	7,350
Net operating income	185,477	133,730	51,747	133,730	63,304	70,426
Depreciation and amortization
expense	(98,415)	(108,911)	10,496	(108,911)	(56,412)	(52,499)
Net income	$87,062	$24,819	$62,243	$24,819	$6,892	$17,927

At December 31:
Square foot occupancy:
2015 acquisitions	85.3%	-	-	-	-	-
2014 acquisitions	91.1%	89.9%	1.3%	89.9%	-	-
2013 acquisitions	92.5%	90.4%	2.3%	90.4%	82.6%	9.4%
Other facilities	83.7%	83.6%	0.1%	83.6%	84.8%	(1.4)%
	88.4%	87.8%	0.7%	87.8%	83.5%	5.1%
Annual contract rent per
occupied square foot:
2015 acquisitions	$12.87	$-	-	$-	$-	-
2014 acquisitions	13.51	12.15	11.2%	12.15	-	-
2013 acquisitions	15.15	13.99	8.3%	13.99	13.56	3.2%
Other facilities	16.05	15.65	2.6%	15.65	15.22	2.8%
	$15.06	$14.22	5.9%	$14.22	$14.25	(0.2)%
Number of facilities:
2015 acquisitions	17	-	17	-	-	-
2014 acquisitions	44	44	-	44	-	44
2013 acquisitions	121	121	-	121	121	-
Other facilities	94	83	11	83	76	7
	276	248	28	248	197	51
Net rentable square feet (in thousands):
2015 acquisitions	1,285	-	1,285	-	-	-
2014 acquisitions	3,457	3,442	15	3,442	-	3,442
2013 acquisitions	8,056	8,056	-	8,056	8,036	20
Other facilities	8,217	7,029	1,188	7,029	5,904	1,125
	21,015	18,527	2,488	18,527	13,940	4,587

The facilities included above under “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $168.8 million, $430.7 million, and $1.16 billion, respectively.

For 2015, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2014 and 2013 was 6.9% and 6.7%, respectively.  The yields for the facilities acquired in 2015 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $307 million.  These expanded and newly developed facilities are included in “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because of an increasing level of development and unstabilized properties in our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in 2016 as these facilities approach stabilized occupancy levels and the earnings of the 2015 acquisitions are reflected in our operations for a longer period in 2016 as compared to 2015.

We also expect to increase the number of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, expansions to existing facilities and acquisitions of facilities.

As of December 31, 2015, we had development and expansion projects which will add approximately 3.7 million net rentable square feet of storage space at a total cost of approximately $486 million.  A total of $219 million of these costs were incurred through December 31, 2015, with the remaining costs expected to be incurred primarily in 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  We believe that the resulting dilution from our development activities will also grow in 2016 and beyond.

Subsequent to December 31, 2015, we acquired or were under contract to acquire 17 self-storage facilities (seven in Florida, eight in Ohio, and one each in Tennessee and South Carolina) with 1.2 million net rentable square feet for $149 million.  We will continue to seek to acquire facilities in 2016; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to be successful.

Depreciation and amortization with respect to the Non Same Store Facilities decreased $10.5 million during 2015 as compared to 2014, and increased $52.5 million in 2014 as compared to 2013.  Included in depreciation and amortization for 2015, 2014, and 2013 is $26.1 million, $48.4 million, and $24.1 million, respectively in amortization of intangible assets.  Intangible assets represent the value of the tenants in place at the time the facilities are acquired and are amortized relative to the benefit of the tenants to each period.  The decrease in 2015 was due primarily to reduced tenant intangible amortization, while the increase in 2014 includes increased intangible amortization and increased building depreciation.  Based upon the facilities we own at December 31, 2015, amortization expense with respect to such intangibles is estimated at $9.7 million for 2016.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, as well as the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change

	(Amounts in thousands)
Revenues:
Tenant reinsurance
premiums	$109,836	$95,056	$14,780	$95,056	$84,904	$10,152
Merchandise	36,335	32,358	3,977	32,358	30,155	2,203
Total revenues	146,171	127,414	18,757	127,414	115,059	12,355

Cost of Operations:
Tenant reinsurance	25,997	25,600	397	25,600	17,067	8,533
Merchandise	22,809	20,826	1,983	20,826	18,606	2,220
Total cost of operations	48,806	46,426	2,380	46,426	35,673	10,753

Net income
Tenant reinsurance	83,839	69,456	14,383	69,456	67,837	1,619
Merchandise	13,526	11,532	1,994	11,532	11,549	(17)

Total net income	$97,365	$80,988	$16,377	$80,988	$79,386	$1,602

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

Tenant reinsurance revenue increased from $84.9 million in 2013, to $95.1 million in 2014, and to $109.8 million in 2015, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to higher occupancies and newly acquired facilities in 2014 and 2015.

We expect continued increases in tenant insurance revenues in 2016 due to the same factors noted above; however, we believe the growth rate in 2016 will be substantially less than year-over-year growth experienced in 2014 and 2015.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations increased from $17.1 million in 2013, to $25.6 million in 2014, and to $26.0 million in 2015.  Tenant reinsurance cost of operations for 2014 includes a $7.8 million accrual related to a legal settlement and a $4.1 million reduction associated with the recognition of a deferred tax asset.  The increase of $4.1 million in ongoing cost of operations for 2015 as compared to 2014 is due primarily to an increase in exposure associated with more insured tenants and losses incurred in connection with flooding in the Houston and South Carolina markets in the last six months of 2015.  The increase of $4.9 million in ongoing cost of operations for 2014 as compared to 2013 is due primarily to an increase in exposure associated with more insured tenants and, to a lesser extent, claims resulting from extreme weather conditions in early 2014.

Merchandise sales: We sell locks, boxes, and packing supplies at our self-storage facilities, and the level of sales of these items is primarily impacted by the level of move-ins and other customer traffic at our self-storage facilities.  We do not expect any significant changes in revenues or profitability from our merchandise sales in 2016.

Equity in earnings of unconsolidated real estate entities

At December 31, 2015, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change

	(Amounts in thousands)
Equity in earnings:
PSB	$34,155	$56,280	$(22,125)	$56,280	$23,199	$33,081
Shurgard Europe	14,272	29,900	(15,628)	29,900	32,694	(2,794)
Other Investments	2,510	2,087	423	2,087	1,686	401
Total equity in earnings	$50,937	$88,267	$(37,330)	$88,267	$57,579	$30,688

Investment in PSB: At December 31, 2015 and 2014, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At December 31, 2015, PSB owned and operated 28.0 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased to $34.2 million for 2015 as compared to $56.3 million for 2014, due primarily to a $25.2 million reduction in our equity share of PSB’s gains on disposal.   Equity in earnings from PSB increased to $56.3 million for 2014 as compared to $23.2 million for 2013, due primarily to our $36.5 million equity share of PSB’s gain on sale of real estate in 2014. See Note 4 to our December 31, 2015 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At December 31, 2015, Shurgard Europe’s operations are comprised of 216 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our December 31, 2015 financial statements for selected financial data on Shurgard Europe for 2015, 2014 and 2013.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe and, for certain periods, we received interest income from Shurgard Europe on a note payable to us.

In July 2014, Shurgard Europe completed the following financing transactions: (i) increased bank borrowings from €82.9 million to €125.0 million, and (ii) issued €300.0 million (issued in three equal tranches of 7, 10 and 12 year maturities) of unsecured senior notes with an average interest rate of 3.0%, and (iii) fully repaid its €311.0 million shareholder loan.  As a result, we received a total of $204.9 million for our 49% share of the shareholder loan.

On December 31, 2014, Shurgard Europe acquired five facilities in Germany (0.3 million net rentable square feet) for $90 million (€72 million) payable in March 2015.

On June 30, 2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $146 million (€132 million).

In June 2015, Shurgard Europe issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.  Shurgard Europe used a portion of these funds to acquire the Netherland facilities noted above and to repay all credit facility borrowings.

Our equity in earnings from Shurgard Europe decreased $15.6 million to $14.3 million for 2015 as compared to $29.9 million for 2014.  This decrease is due primarily to Shurgard’s July 2014 repayment of its shareholder loan.  This repayment eliminated $10.7 million in interest paid to us in 2014, which was classified as equity in earnings (see Note 4 to our December 31, 2015 financial statements for further information).  The decrease also included our $2.7 million equity share of an increase in Shurgard Europe’s income tax expense as well as a reduction of 16.5% in the average exchange rate between the U.S. Dollar and the Euro in 2015 as compared to 2014.

Our equity in earnings from Shurgard Europe decreased to $29.9 million for 2014 as compared to $32.7 million for 2013.  The decrease is due primarily to our equity share of increased interest expense incurred in connection with Shurgard Europe’s issuance of €300.0 million of debt in July 2014, costs associated with the facilities acquired in 2014, and a contingent loss incurred in 2014, offset partially by improved property operations.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.110 for 2015, 1.329 for 2014 and 1.328 for 2013.

Shurgard Europe had approximately €121 million in cash at December 31, 2015, with no investment prospects in the short-term for the funds.  Accordingly, during the first three months of 2016, we expect to receive our 49% equity share of a €100 million dividend to be paid by Shurgard Europe.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro, as well as the impact of income taxes.

Unlike our operations in the United States, Shurgard Europe operates as a taxable corporation in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense has increased to approximately $5.3 million, $2.6 million, and $1.3 million in 2015, 2014, and 2013, respectively.  We expect continued increases in tax expense incurred by Shurgard Europe in 2016 and beyond, as its operations improve and its taxable income increases.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Year Ended December 31,			Year Ended December 31,
	2015	2014	Change	2014	2013	Change

	(Amounts in thousands)

Share-based compensation expense	$32,570	$29,541	$3,029	$29,541	$28,413	$1,128
Costs of senior executives	5,552	5,558	(6)	5,558	5,309	249
Development and acquisition costs	10,006	10,614	(608)	10,614	10,475	139
Tax compliance costs and taxes paid	5,372	4,858	514	4,858	4,704	154
Legal costs	18,366	5,080	13,286	5,080	3,550	1,530
Public company costs	3,632	3,465	167	3,465	3,069	396
Other costs	12,679	12,343	336	12,343	11,159	1,184
Total	$88,177	$71,459	$16,718	$71,459	$66,679	$4,780

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increase in share-based compensation costs in 2015 as compared to 2014 is due primarily to additional share-based grants and a higher average grant-date fair value per share.  We expect similar increases in share-based compensation in 2016 as was experienced in 2015.  See Note 10 to our December 31, 2015 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  During 2015, 2014 and 2013, we incurred incremental legal, transfer tax, and other related costs of approximately $1.3 million, $3.4 million and $5.0 million, respectively, in connection with the acquisition of self-storage facilities in each period.  The level of such costs to be incurred in 2016 will depend upon the level of acquisition activities, which is not determinable.  The amounts above are net of $8.1 million, $5.0 million, and $3.1 million in development costs that were capitalized in 2015, 2014, and 2013, respectively, to newly developed and expanded self-storage facilities.  The remaining increase in each period is due to the expansion of our real estate development activities in recent years, and such expenses are expected to increase modestly in 2016.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The increase of $13.3 million in legal costs in 2015 as compared to 2014 is due primarily to legal fees and expenses associated with certain litigated matters, as well as $3.5 million accrued in connection with the settlement of a legal matter.  The future level of legal costs is not determinable.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations.  Amounts attributable to these activities totaled $12.0 million, $12.7 million and $11.4 million in 2015, 2014 and 2013, respectively.  We do not expect any significant changes in these activities in 2016.  For 2014 and 2013, interest and other income included $1.5 million and $19.3 million, respectively, in interest received on a loan receivable from Shurgard Europe which was extinguished in 2014, as described more fully in Note 5 to our December 31, 2015 financial statements.

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

Interest expense:  Interest expense was $0.6 million, $6.8 million, and $6.4 million in 2015, 2014 and 2013, respectively.  During 2015, 2014 and 2013, we capitalized interest of $2.7 million, $1.6 million and $2.9 million, respectively, associated with our development activities.  Interest expense incurred decreased in 2015, as compared to 2014, due to reduced outstanding debt.  During 2014 and 2013, we incurred $4.7 million and $1.2 million, respectively, in interest expense on short-term borrowings, all of which were repaid in 2014.  On November 3, 2015, we issued €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”), bearing interest at a fixed rate of 2.175% and maturing in 2025.  See Note 6 to our December 31, 2015 financial statements for a schedule of our debt balances, principal repayment requirements and average interest rates at December 31, 2015.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation gain of $0.3 million for 2015, representing primarily the change in the U.S. Dollar equivalent of our Senior Notes which were issued on November 3, 2015.  We had a foreign currency translation loss of $7.0 million for 2014 and a foreign currency translation gain of $17.1 million for 2013, representing primarily the change in the U.S. Dollar equivalent of our Euro-based loan receivable from Shurgard Europe due to fluctuations in exchange rates.  This loan receivable was repaid in 2014.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, applied to our Senior Notes.

Gain on Real Estate Sales: During each of 2015 and 2014, we sold various parcels of real estate primarily in connection with eminent domain proceedings recording gains on real estate sales totaling $18.5 million and $2.5 million, respectively.  During 2013, in connection with PSB’s common share issuance in 2013, we recognized a gain on sale of real estate totaling $4.1 million as if we had sold a proportionate share of our investment in PSB.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions increased during 2015 as compared to 2014; and during 2014 as compared to 2013 due primarily to higher average outstanding preferred shares.  We also allocated $8.9 million of income from our common shareholders to the holders of our Preferred Shares in 2015, in applying Codification Section 260-10-S99-2 to the redemption of our Preferred Shares (there were no redemptions of our Preferred Shares in 2014 and 2013).  Based upon our preferred shares outstanding at December 31, 2015, including the Series B Preferred Shares issued on January 20, 2016, our quarterly distribution to our preferred shareholders is expected to be approximately $63.1 million.

Liquidity and Capital Resources

Financial Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow and net proceeds from the issuance of preferred securities.  Due to market inefficiency, volatility, and limited capital market breadth for preferred securities, as well as our increased scale and potential capital needs, we are seeking to diversify our capital sources by establishing medium and long-term debt as an alternative; see “Debt issuance” below.  Over the long-term, we expect to continue to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.

Common and preferred equity: We have historically been able to raise capital through the issuance of preferred securities at an attractive cost of capital, with rates between 5.200% and 6.375% since 2013, relative to the issuance of our common shares and, as a result, issuances of common shares have been minimal.  Future issuances of common shares will depend upon the relative cost of capital for the issuance of our common equity.

We continue to view preferred equity as an important source of capital over the long-term.  On January 20, 2016, we issued 12.0 million depositary shares, each representing 1/1,000 of a share of our 5.40% Series B Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $300.0 million in gross proceeds, and we incurred $9.9 million in issuance costs.

Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  In recent years, we have been one of the largest and most frequent issuers of preferred equity in the U.S.

Debt issuance: As noted above, we are seeking to position ourselves to issue medium and long-term debt in order to diversify our capital sources.  On November 3, 2015, we issued the Senior Notes to an institutional investor, and we expect to seek to issue additional medium or long-term debt in 2016 in order to establish a presence in the capital markets for our debt securities.

Notwithstanding our expectation of increasing debt as a capital source, we expect to remain conservatively capitalized and not subject ourselves to significant refinancing risk from the issuance of debt.

We have broad powers to borrow in furtherance of our objectives without a vote of our shareholders.  These powers are subject to a limitation on unsecured borrowings in our Bylaws described in “Limitations on Debt” below. Our senior debt has an “A” credit rating by Standard and Poor’s and “A2” by Moody’s.  We believe this high rating, combined with our low level of debt, could allow us to issue a significant amount of unsecured debt at lower interest rates than the coupon rates on preferred securities if we chose to.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for operating expenses, capital improvements and distributions to our shareholders for the foreseeable future.

As of December 31, 2015, we have capital resources well in excess of our current planned capital needs over the next year totaling $445 million.  Our capital resources include: (i) $104 million of cash as of December 31, 2015, (ii) $485 million of available borrowing capacity on our revolving line of credit, (iii) $250 million to $300 million of expected retained operating cash flow for the next twelve months, and (iv) $290 million of net proceeds from the issuance of preferred securities in January 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.  Our planned capital needs consist of

(i) $267 million of remaining spend on our current development pipeline, (ii) $149 million in property acquisitions currently under contract and (iii) $29 million in principal repayments on existing debt.  Our capital needs may increase significantly over the course of 2016; at our option we may redeem preferred securities totaling $862.5 million, we expect to increase our development pipeline, and we expect additional property acquisition opportunities.

We believe we have a variety of possibilities to raise additional capital, if needed, to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of December 31, 2015, our outstanding debt totaled approximately $319.0 million, consisting of $55.1 million of secured debt and $263.9 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

2016	$28,980
2017	9,205
2018	11,099
2019	1,217
2020	1,286
Thereafter	267,229
$319,016

The remaining maturities on our debt over at least the next five years are nominal compared to our expected annual cash from retained operating cash flow and we do not expect to refinance such debt with the issuance of new secured debt.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $63.1 million in 2015.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For 2016, we expect to incur approximately $73 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during 2015 totaled $1.371 billion, consisting of $245.1 million to preferred shareholders and $1.126 billion to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2015, including the Series B Preferred Shares issued on January 20, 2016, to be approximately to be approximately $252 million per year.

On January 15, 2016, our Board declared a regular common quarterly dividend of $1.70 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.

Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8 million per year in distributions to noncontrolling interests outstanding at December 31, 2015.

Real Estate Investment Activities: Subsequent to December 31, 2015, we acquired or were under contract to acquire 17 self-storage facilities (seven in Florida, eight in Ohio, and one each in Tennessee and South Carolina) with 1.2 million net rentable square feet for $149 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of December 31, 2015, we had development and expansion projects which will add approximately 3.7 million net rentable square feet of storage space at a total cost of approximately $486 million.  A total of $219 million of these costs were incurred through December 31, 2015, with the remaining cost to complete of $267 million expected to be incurred primarily in 2016.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: We have two series of preferred securities that become redeemable, at our option, during 2016; our 6.50% Series Q Preferred Shares, with $375 million outstanding, become redeemable in April 2016, and our 6.35% Series R Preferred Shares, with $487.5 million outstanding, become redeemable in July 2016.  Redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During 2015, we did not repurchase any of our common shares.  From the inception of the repurchase program through February 26, 2016, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at December 31, 2015 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

Total		2016	2017	2018	2019	2020	Thereafter

Mortgage notes (1)	$59,824	$31,249	$10,040	$11,803	$1,518	$1,518	$3,696

Senior Notes (2)	320,385	5,740	5,740	5,740	5,740	5,740	291,685

Operating leases (3)	69,398	3,944	2,704	2,454	2,398	2,397	55,501

Construction commitments (4)	153,963	123,170	30,793	-	-	-	-

Total	$603,570	$164,103	$49,277	$19,997	$9,656	$9,655	$350,882

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 6 to our December 31, 2015 financial statements for additional information on our notes payable.

(2)Reflects the €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”) we issued to an institutional investor on November 3, 2015, bearing interest at a fixed rate of 2.175% and maturing in ten years.

(3)We lease land, equipment and office space under various operating leases.  Certain leases are cancelable; however, significant penalties would be incurred upon cancellation.  Amounts reflected above consider continuance of the lease without cancellation.

(4)Amounts exclude an additional $113.2 million in future expected development spending that was not under contract at December 31, 2015.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at December 31, 2015, including the Series B Preferred Shares issued on January 20, 2016, to be approximately to be approximately $252 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At December 31, 2015, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $319 million and represents 3.5% of the book value of our equity at December 31, 2015.

We have foreign currency exposure related to our investment in Shurgard Europe, which has a book value of $388 million at December 31, 2015.  We also have foreign currency exposure related to the €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”) we issued to an institutional investor on November 3, 2015, which have a book value of $264 million at December 31, 2015.

The fair value of our fixed rate debt at December 31, 2015 approximates book value.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.5% at December 31, 2015.  See Note 6 to our December 31, 2015 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	2016	2017	2018	2019	2020	Thereafter	Total

Fixed rate debt	$28,980	$9,205	$11,099	$1,217	$1,286	$267,229	$319,016

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP’s report on our internal control over financial reporting appears below.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2015 to which this report relates that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

Public Storage

We have audited Public Storage’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  Public Storage’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Public Storage maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Public Storage as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 26, 2016

ITEM 9B.Other Information

None.

PART III

ITEM 10.Trustees, Executive Officers and Corporate Governance

The following is a biographical summary of the current executive officers of the Company:

Ronald L. Havner, Jr., age 58, has been Chairman and Chief Executive Officer of Public Storage since August 2011 and November 2002, respectively.  Mr. Havner joined Public Storage in 1986 and has held a variety of senior management positions. Mr. Havner has been Chairman of the Board of Public Storage’s affiliate, PS Business Parks, Inc. (“PSB”) since March 1998.

John Reyes, age 55, has served as Senior Vice President and Chief Financial Officer of Public Storage since 1996, having joined the Company in 1990.

David F. Doll, age 57, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, re-developments, and capital improvements.

Lily Y. Hughes, age 52, became Senior Vice President, Chief Legal Officer and Corporate Secretary in January 2015.  Prior to joining Public Storage, Ms. Hughes was Vice President and Associate General Counsel-Corporate, M&A and Finance at Ingram Micro Inc., a Fortune 100 NYSE company with operations in 39 countries, which she joined in 1997.

Candace N. Krol, age 54, has served as Senior Vice President and Chief Human Resources Officer of Public Storage since February 2015 and has served as Senior Vice President of Human Resources since September 2005.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 11.Executive Compensation

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2015 on the Company’s equity compensation plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (a)	2,677,667 (b)	$130.18 (d)	774,888

Equity compensation plans not approved by security holders (c)	-	-	-
a)	The Company’s stock option and stock incentive plans are described more fully in Note 10 to the December 31, 2015 financial statements. All plans were approved by the Company’s shareholders.
b)	Includes 737,388 restricted share units that, if and when vested, will be settled in common shares of the Company on a one for one basis.
c)	There are no securities available for future issuance or currently outstanding under plans not approved by the Company’s shareholders as of December 31, 2015.
d)

Represents the average exercise price of 1,940,279 stock options outstanding at December 31, 2015.  We also have 737,388 restricted share units outstanding at December 31, 2015 that vest for no consideration.

Other information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.Certain Relationships and Related Transactions and Trustee Independence

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the material appearing in the Notice and Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Exchange Act of 1934.

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

3.2	Bylaws of Public Storage, a Maryland real estate investment trust. Filed with the Registrant’s Current Report on Form 8-K dated May 11, 2010 and incorporated by reference herein.

3.3	Articles Supplementary for Public Storage 6.5% Cumulative Preferred Shares, Series Q. Filed with the Registrant’s Current Report on Form 8-K dated May 2, 2011 and incorporated by reference herein.

3.4	Articles Supplementary for Public Storage 6.35% Cumulative Preferred Shares, Series R. Filed with the Registrant’s Current Report on Form 8-K dated July 20, 2011 and incorporated by reference herein.

3.5

Articles Supplementary for Public Storage 5.900% Cumulative Preferred Shares, Series S.  Filed with the Registrant’s Current Report on Form 8-K dated January 9, 2012 and incorporated by reference herein.

3.6	Articles Supplementary for Public Storage 5.750% Cumulative Preferred Shares, Series T. Filed with the Registrant’s Current Report on Form 8-K dated March 7, 2012 and incorporated by reference herein.

3.7	Articles Supplementary for Public Storage 5.625% Cumulative Preferred Shares, Series U. Filed with the Registrant’s Current Report on Form 8-K dated June 6, 2012 and incorporated by reference herein.

3.8

Articles Supplementary for Public Storage 5.375% Cumulative Preferred Shares, Series V.  Filed with the Registrant’s Current Report on Form 8-K dated September 11, 2012 and incorporated by reference herein.

3.9

Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series W.  Filed with the Registrant’s Current Report on Form 8-K dated January 8, 2013 and incorporated by reference herein.

3.10	Articles Supplementary for Public Storage 5.20% Cumulative Preferred Shares, Series X. Filed with the Registrant’s Current Report on Form 8-K dated March 5, 2013 and incorporated by reference herein.

3.11

Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y.  Filed with the Registrant’s Current Report on Form 8-K dated March 11, 2014 and incorporated by reference herein.

3.12	Articles Supplementary for Public Storage 6.375% Cumulative Preferred Shares, Series Y. Filed with the Registrant’s Current Report on Form 8-K dated April 9, 2014 and incorporated by reference herein.

3.13	Articles Supplementary for Public Storage 6.00% Cumulative Preferred Shares, Series Z. Filed with the Registrant’s Current Report on Form 8-K dated May 29, 2014 and incorporated by reference herein.

3.14

Articles Supplementary for Public Storage 5.875% Cumulative Preferred Shares, Series A.  Filed with the Registrant’s Current Report on Form 8-K/A dated November 24, 2014 and incorporated by reference herein.

3.15

Articles Supplementary for Public Storage 5.400% Cumulative Preferred Shares, Series B.  Filed with the Registrant’s Current Report on Form 8-K dated January 13, 2016 and incorporated by reference herein.

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

10.5.2

Third Amendment to the Amended and Restated Credit Agreement, dated as of March 31, 2015, among Public Storage, the lenders party thereto and Wells Fargo Bank, National Association, as agent.  Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on April 2, 2015 (“April 2015 8-K”) and incorporated herein by reference.

10.5.3

Copy of the Amended and Restated Credit Agreement dated as of March 21, 2012, consolidating all amendments made by the Letter Agreement, dated as of April 12, 2012, the Second Amendment to Amended and Restated Credit Agreement, dated as of July 17, 2013, and the Third Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2015.  This conformed copy was filed as Exhibit 10.2 to the April 2015 8-K for ease of reference and was qualified in its entirety by reference to the Third Amendment and incorporated herein by reference.

10.5.4

Fourth Amendment to the Amended and Restated Credit Agreement, dated as of December 22, 2015, among Public Storage, the lenders party thereto and Wells Fargo Bank, National Association, as agent.  Filed herewith.

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

10.11*	Form of 2007 Plan Restricted Stock Unit Agreement. Filed herewith.
10.12*	Form of 2007 Plan Restricted Stock Unit Agreement – deferral of receipt of shares. Filed herewith.
10.13*	Form of 2007 Plan Stock Option Agreement. Filed herewith.
10.14*	Form of 2007 Plan Trustee Stock Option Agreement. Filed herewith.
10.15*	Form of Indemnity Agreement. Filed with Registrant’s Amendment No. 1 to Registration Statement on Form S-4 (SEC File No. 333-141448) and incorporated herein by reference.
10.16

Term Loan Agreement, by and among Public Storage, Wells Fargo Securities, LLC as Lead Arranger and Wells Fargo National Bank N.A. as Administrative Agent, dated as of December 2, 2013.  Filed with Registrant’s Current Report on Form 8-K dated December 2, 2013 and incorporated herein by reference.

10.17*	Public Storage 2007 Equity and Performance-Based Incentive Compensation Plan, as Amended. Filed with Registrant’s Current Report on Form 8-K dated May 1, 2014 and incorporated herein by reference.

10.18

Note Purchase Agreement, dated as of November 3, 2015, by and among Public Storage and the signatories thereto.  Filed with Registrant’s Current Report on Form 8-K dated November 3, 2015 and incorporated herein by reference.

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

4
PUBLIC STORAGE

Date: February 26, 2016	By:/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Chairman, Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald L. Havner, Jr.	Chairman, Chief Executive Officer, President and Trustee (principal executive officer)	February 26, 2016
Ronald L. Havner, Jr.

/s/ John Reyes	Senior Vice President and Chief Financial Officer	February 26, 2016
John Reyes	(principal financial officer and principal accounting officer)

/s/ Tamara Hughes Gustavson	Trustee	February 26, 2016
Tamara Hughes Gustavson

/s/ Uri P. Harkham	Trustee	February 26, 2016
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.	Trustee	February 26, 2016
B. Wayne Hughes, Jr.

/s/ Avedick B. Poladian	Trustee	February 26, 2016
Avedick B. Poladian

/s/ Gary E. Pruitt	Trustee	February 26, 2016
Gary E. Pruitt

/s/ Ronald P. Spogli	Trustee	February 26, 2016
Ronald P. Spogli

/s/ Daniel C. Staton	Trustee	February 26, 2016
Daniel C. Staton

PUBLIC STORAGE

INDEX TO FINANCIAL STATEMENTS

AND SCHEDULES

(Item 15 (a))

Page References

Report of Independent Registered Public Accounting Firm...........................................................................	F-1

Balance sheets as of December 31, 2015 and 2014.....................................................................................	F-2

For the years ended December 31, 2015, 2014 and 2013:

Statements of income.............................................................................................................................	F-3

Statements of comprehensive income.......................................................................................................	F-4

Statements of equity .............................................................................................................................	F-5 – F-6

Statements of cash flows.......................................................................................................................	F-7 – F-8

Notes to financial statements...................................................................................................................	F-9 – F-31

Schedule:

III – Real estate and accumulated depreciation...........................................................................................	F-32 – F-34

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of Public Storage

We have audited the accompanying consolidated balance sheets of Public Storage as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Storage at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Public Storage’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

February 26, 2016

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents	$104,285	$187,712
Real estate facilities, at cost:
Land	3,564,810	3,476,883
Buildings	9,640,451	9,386,352
	13,205,261	12,863,235
Accumulated depreciation	(4,866,738)	(4,482,520)
	8,338,523	8,380,715
Construction in process	219,190	104,573
	8,557,713	8,485,288

Investments in unconsolidated real estate entities	809,308	813,740
Goodwill and other intangible assets, net	211,458	228,632
Other assets	95,468	103,304
Total assets	$9,778,232	$9,818,676

LIABILITIES AND EQUITY

Senior unsecured notes	$263,940	$-
Mortgage notes	55,076	64,364
Accrued and other liabilities	261,578	247,141
Total liabilities	580,594	311,505

Commitments and contingencies (Note 13)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
162,200 shares issued (in series) and outstanding, (173,000 at
December 31, 2014), at liquidation preference	4,055,000	4,325,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
172,921,241 shares issued and outstanding (172,445,554 shares at
December 31, 2014)	17,293	17,245
Paid-in capital	5,601,506	5,561,530
Accumulated deficit	(434,610)	(374,823)
Accumulated other comprehensive loss	(68,548)	(48,156)
Total Public Storage shareholders’ equity	9,170,641	9,480,796
Noncontrolling interests	26,997	26,375
Total equity	9,197,638	9,507,171
Total liabilities and equity	$9,778,232	$9,818,676

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013

Revenues:
Self-storage facilities	$2,235,525	$2,049,882	$1,849,883
Ancillary operations	146,171	127,414	115,059
	2,381,696	2,177,296	1,964,942

Expenses:
Self-storage cost of operations	586,696	566,898	524,086
Ancillary cost of operations	48,806	46,426	35,673
Depreciation and amortization	426,008	437,114	387,402
General and administrative	88,177	71,459	66,679
	1,149,687	1,121,897	1,013,840

Operating income	1,232,009	1,055,399	951,102
Interest and other income	16,544	17,638	33,979
Interest expense	(610)	(6,781)	(6,444)
Equity in earnings of unconsolidated real estate entities	50,937	88,267	57,579
Foreign currency exchange gain (loss)	306	(7,047)	17,082
Gain on real estate sales	18,503	2,479	4,233
Net income	1,317,689	1,149,955	1,057,531
Allocation to noncontrolling interests	(6,445)	(5,751)	(5,078)
Net income allocable to Public Storage shareholders	1,311,244	1,144,204	1,052,453
Allocation of net income to:
Preferred shareholders	(245,097)	(232,636)	(204,312)
Preferred shareholders - redemptions (Note 8)	(8,897)	-	-
Restricted share units	(4,200)	(3,392)	(3,410)
Net income allocable to common shareholders	$1,053,050	$908,176	$844,731
Net income per common share:
Basic	$6.10	$5.27	$4.92
Diluted	$6.07	$5.25	$4.89

Basic weighted average common shares outstanding	172,699	172,251	171,640
Diluted weighted average common shares outstanding	173,510	173,138	172,688

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$1,317,689	$1,149,955	$1,057,531
Other comprehensive income (loss):
Aggregate foreign currency exchange (loss) gain	(20,086)	(54,703)	17,587
Adjust for foreign currency exchange (gain) loss
included in net income	(306)	7,047	(17,082)
Other comprehensive (loss) gain	(20,392)	(47,656)	505
Total comprehensive income	1,297,297	1,102,299	1,058,036
Allocation to noncontrolling interests	(6,445)	(5,751)	(5,078)
Comprehensive income allocable to
Public Storage shareholders	$1,290,852	$1,096,548	$1,052,958

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2012	$2,837,500	$17,139	$5,519,596	$(279,474)	$(1,005)	$8,093,756	$29,108	$8,122,864
Issuance of 29,000 preferred shares (Note 8)	725,000	-	(23,313)	-	-	701,687	-	701,687
Issuance of common shares in connection with
share-based compensation (388,005 shares)
(Note 10)	-	39	21,072	-	-	21,111	-	21,111
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	19,320	-	-	19,320	-	19,320
Acquisition of noncontrolling interests	-	-	(5,641)	-	-	(5,641)	(607)	(6,248)
Net income	-	-	-	1,057,531	-	1,057,531	-	1,057,531
Net income allocated to noncontrolling interests	-	-	-	(5,078)	-	(5,078)	5,078	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(204,312)	-	(204,312)	-	(204,312)
Noncontrolling interests	-	-	-	-	-	-	(6,454)	(6,454)
Common shares and restricted share units
($5.15 per share)	-	-	-	(887,149)	-	(887,149)	-	(887,149)
Other comprehensive income (Note 2)	-	-	-	-	505	505	-	505
Balances at December 31, 2013	$3,562,500	$17,178	$5,531,034	$(318,482)	$(500)	$8,791,730	$27,125	$8,818,855
Issuance of 30,500 preferred shares (Note 8)	762,500	-	(23,546)	-	-	738,954	-	738,954
Issuance of common shares in connection with
share-based compensation (669,263 shares) (Note 10)	-	67	37,805	-	-	37,872	-	37,872
Share-based compensation expense, net of cash
paid in lieu of common shares (Note 10)	-	-	16,926	-	-	16,926	-	16,926
Acquisition of noncontrolling interests	-	-	(689)	-	-	(689)	(32)	(721)
Net income	-	-	-	1,149,955	-	1,149,955	-	1,149,955
Net income allocated to noncontrolling interests	-	-	-	(5,751)	-	(5,751)	5,751	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(232,636)	-	(232,636)	-	(232,636)
Noncontrolling interests	-	-	-	-	-	-	(6,469)	(6,469)
Common shares and restricted share units
($5.60 per share)	-	-	-	(967,909)	-	(967,909)	-	(967,909)
Other comprehensive income (Note 2)	-	-	-	-	(47,656)	(47,656)	-	(47,656)
Balances at December 31, 2014	$4,325,000	$17,245	$5,561,530	$(374,823)	$(48,156)	$9,480,796	$26,375	$9,507,171

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Redemption of 10,800 preferred shares (Note 8)	(270,000)	-	-	-	-	(270,000)	-	(270,000)
Issuance of common shares in connection with
share-based compensation (475,687 shares)
(Note 10)	-	48	29,615	-	-	29,663	-	29,663
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 10)	-	-	15,793	-	-	15,793	-	15,793
Acquisition of noncontrolling interests	-	-	(5,432)	-	-	(5,432)	(60)	(5,492)
Contributions by noncontrolling interests	-	-	-	-	-	-	1,562	1,562
Net income	-	-	-	1,317,689	-	1,317,689	-	1,317,689
Net income allocated to noncontrolling interests	-	-	-	(6,445)	-	(6,445)	6,445	-
Distributions to equity holders:
Preferred shares (Note 8)	-	-	-	(245,097)	-	(245,097)	-	(245,097)
Noncontrolling interests	-	-	-	-	-	-	(7,325)	(7,325)
Common shares and restricted share units
($6.50 per share)	-	-	-	(1,125,934)	-	(1,125,934)	-	(1,125,934)
Other comprehensive loss (Note 2)	-	-	-	-	(20,392)	(20,392)	-	(20,392)
Balances at December 31, 2015	$4,055,000	$17,293	$5,601,506	$(434,610)	$(68,548)	$9,170,641	$26,997	$9,197,638

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2015		2014	2013
Cash flows from operating activities:
Net income	$1,317,689	$1,149,955	$1,057,531
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate sales	(18,503)	(2,479)	(4,233)
Depreciation and amortization	426,008	437,114	387,402
Distributions received from unconsolidated real estate
entities less than equity in earnings	(15,242)	(4,809)	(11,709)
Foreign currency exchange (gain) loss	(306)	7,047	(17,082)
Other	22,955	5,265	18,430
Total adjustments	414,912	442,138	372,808
Net cash provided by operating activities	1,732,601	1,592,093	1,430,339
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(65,594)	(80,962)	(69,391)
Construction in process	(228,478)	(141,569)	(90,517)
Acquisition of real estate facilities and intangible assets	(177,076)	(410,210)	(1,150,943)
Investment in unconsolidated real estate entities	-	-	(105,040)
Proceeds from sale of real estate facilities	15,013	17,246	257
Disposition of portion of loan receivable from
Shurgard Europe	-	216,217	-
Repayments of loan receivable from Shurgard Europe	-	204,947	-
Other	16,030	(4,000)	3,241
Net cash used in investing activities	(440,105)	(198,331)	(1,412,393)
Cash flows from financing activities:
Repayments on bank credit facility	-	(50,100)	(82,900)
Repayments on term loan	-	(700,000)	700,000
Repayments on notes payable	(17,237)	(44,406)	(251,895)
Issuance of senior unsecured notes	264,255	-	-
Issuance of preferred shares	-	738,954	701,687
Issuance of common shares	29,663	37,872	21,111
Redemption of preferred shares	(270,000)	-	-
Acquisition of noncontrolling interests	(5,492)	(721)	(6,248)
Contributions by noncontrolling interests	1,562	-	-
Distributions paid to Public Storage shareholders	(1,371,031)	(1,200,545)	(1,091,461)
Distributions paid to noncontrolling interests	(7,325)	(6,469)	(6,454)
Net cash used in financing activities	(1,375,605)	(1,225,415)	(16,160)
Net (decrease) increase in cash and cash equivalents	(83,109)	168,347	1,786
Net effect of foreign exchange translation on cash and
cash equivalents	(318)	196	144
Cash and cash equivalents at the beginning of the period	187,712	19,169	17,239
Cash and cash equivalents at the end of the period	$104,285	$187,712	$19,169

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

For the Years Ended December 31,
2015		2014	2013
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$500	$673	$(254)
Investments in unconsolidated real estate entities	19,583	47,251	(45)
Senior unsecured notes	(315)	-	-
Loan receivable from Shurgard Europe	-	6,975	(17,144)
Accumulated other comprehensive loss	(20,086)	(54,703)	17,587

Real estate acquired in exchange for assumption of notes payable	(8,311)	(20,460)	(6,071)
Notes payable assumed in connection with acquisition of real
estate	8,311	20,460	6,071

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	2,525	1,178	(1,879)
Construction in process	(9,623)	(8,830)	(10,859)
Accrued and other liabilities	7,098	7,652	12,738

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

At December  31, 2015, we have direct and indirect equity interests in 2,277 self-storage facilities (with approximately 148 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 216 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in nine states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At December 31, 2015, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 13) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented on an accrual basis in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”).

Certain amounts previously reported in our December 31, 2014 and 2013 financial statements have been reclassified to conform to the December 31, 2015 presentation.  We reclassified the revenues and cost of operations, net for our wholly-owned commercial facilities and property management operations as interest and other income (an aggregate of approximately $12.7 million and $11.4 million for the years ended December 31, 2014 and 2013, respectively), rather than as ancillary revenues and ancillary cost of operations.  We also revised our reportable segment presentation in Note 11, including renaming (i) our “Domestic Self-Storage” segment to “Self-Storage Operations,” (ii) our “European Self-Storage” segment to “Investment in Shurgard Europe,” (iii) our “Commercial” segment to “Investment in PSB,” removing our commercial facilities’ operations from this segment, and (iv) presenting a new segment called “Ancillary Operations” reflecting the sale of merchandise at our self-storage facilities and reinsurance of policies covering losses to goods stored by our tenants at our facilities.  Each of these reclassifications reflects changes to enhance the usefulness of this information based upon the relative significance of these activities to our aggregate operating results.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Collectively, at December 31, 2015, the Company and the Subsidiaries own 2,265 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At December 31, 2015, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

Use of Estimates

The financial statements and accompanying notes reflect our estimates and assumptions.  Actual results could differ from those estimates and assumptions.

Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”), as defined in the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, we do not incur federal income tax if we distribute 100% of our REIT taxable income each year, and if we meet certain organizational and operational rules.  We believe we have met these REIT requirements for all periods presented herein.  Accordingly, we have recorded no federal income tax expense related to our REIT taxable income.

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of December 31, 2015, we had no tax benefits that were not recognized.

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

December 31, 2015

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

At December 31, 2015, due primarily to our investment in Shurgard Europe and our senior unsecured notes denominated in Euros (Note 6), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at December 31, 2015 and 2014.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at December 31, 2015 and 2014.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At December 31, 2015, these intangibles had a net book value of $18.0 million ($35.2 million at December 31, 2014).  Accumulated amortization totaled $66.4 million at December 31, 2015 ($69.3 million at December 31, 2014), and amortization expense of $26.1 million, $48.4 million and $24.1 million was recorded in 2015, 2014 and 2013, respectively.  The estimated future amortization expense for our finite-lived intangible assets at December 31, 2015 is approximately $9.7 million in 2016, $2.1 million in 2017 and $6.2 million thereafter.  During 2015, 2014 and 2013, intangibles were increased $8.9 million, $30.2 million and $61.5 million, respectively, in connection with the acquisition of self-storage facilities (Note 3).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

We accrue for property tax expense based upon actual amounts billed and, in some circumstances, estimates when bills or assessments have not been received from the taxing authorities.  If these estimates are incorrect, the timing and amount of expense recognition could be incorrect.  Cost of operations, general and administrative expense, interest expense, as well as advertising expenditures are expensed as incurred.

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.091 U.S. Dollars per Euro at December 31, 2015 (1.216 at December 31, 2014), and average exchange rates of 1.110,  1.329 and 1.328 for the years ended December 31, 2015, 2014 and 2013, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

For our loan receivable (Note 5), if we determine that it is probable we will be unable to collect all amounts due based on the terms of the loan agreement, we record an impairment charge for any excess of book value over the present value of expected future cash flows.

No impairments were recorded in any of our evaluations for any period presented herein.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The following table reflects net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in thousands)

Net income allocable to common shareholders	$1,053,050	$908,176	$844,731

Weighted average common shares and equivalents
outstanding:
Basic weighted average common shares outstanding	172,699	172,251	171,640
Net effect of dilutive stock options -
based on treasury stock method	811	887	1,048
Diluted weighted average common shares
outstanding	173,510	173,138	172,688

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

3.Real Estate Facilities

Activity in real estate facilities during 2015, 2014 and 2013 is as follows:

	2015	2014	2013
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$12,863,235	$12,286,256	$11,033,819
Capital expenditures to maintain real estate facilities	63,069	79,784	71,270
Acquisitions	176,444	400,514	1,095,477
Dispositions	(19,970)	(112)	(89)
Newly developed facilities opened for operation	123,484	98,162	85,283
Impact of foreign exchange rate changes	(1,001)	(1,369)	496
Ending balance	13,205,261	12,863,235	12,286,256
Accumulated depreciation:
Beginning balance	(4,482,520)	(4,098,814)	(3,738,130)
Depreciation expense	(393,605)	(384,412)	(360,442)
Dispositions	8,886	10	-
Impact of foreign exchange rate changes	501	696	(242)
Ending balance	(4,866,738)	(4,482,520)	(4,098,814)
Construction in process:
Beginning balance	104,573	52,336	36,243
Current development	238,101	150,399	101,376
Newly developed facilities opened for operation	(123,484)	(98,162)	(85,283)
Ending balance	219,190	104,573	52,336
Total real estate facilities at December 31,	$8,557,713	$8,485,288	$8,239,778

During 2015, we acquired 17 self-storage facilities (1,285,000 net rentable square feet) and the leasehold interest in the land of one of our existing self-storage facilities, for a total cost of $185.4 million, consisting of $177.1 million in cash and the assumption of $8.3 million in mortgage debt.  Approximately $8.9 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during 2015, adding 1,312,000 net rentable square feet of self-storage space, at an aggregate cost of $123.5 million.  Construction in process at December 31, 2015 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 3.7 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $486.4 million.  During 2015, we sold one commercial facility and two self-storage facilities in connection with eminent domain proceedings for a total of $29.7 million in cash proceeds, of which $14.7 million was collected in 2014, and recorded related gains on real estate sales totaling $18.5 million.

During 2014, we acquired 44 self-storage facilities (3,442,000 net rentable square feet), for a total cost of $430.7 million, consisting of $410.2 million in cash and the assumption of $20.5 million in mortgage debt.  Approximately $30.2 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during 2014, adding 1,145,000 net rentable square feet of self-storage space, at an aggregate cost of $98.2 million.  We received approximately $2.6 million in proceeds for real estate disposed of in 2014.

During 2013, we acquired 121 operating self-storage facilities from third parties (8,036,000 net rentable square feet of storage space) for $1.151  billion in cash and assumed mortgage debt with a fair value of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

At December 31, 2015, the adjusted basis of real estate facilities for federal tax purposes was approximately $9.0 billion (unaudited).

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

	Investments in Unconsolidated Real Estate Entities at December 31,		Equity in Earnings of Unconsolidated Real Estate Entities for the Year Ended December 31,
	2015	2014	2015	2014	2013

PSB	$414,450	$412,115	$34,155	$56,280	$23,199
Shurgard Europe	388,367	394,842	14,272	29,900	32,694
Other Investments (A)	6,491	6,783	2,510	2,087	1,686
Total	$809,308	$813,740	$50,937	$88,267	$57,579
(A)

At December 31, 2015, the “Other Investments” include an average common equity ownership of approximately 26% in various limited partnerships that collectively own 12 self-storage facilities (13 facilities at December 31, 2014).

During 2015, 2014 and 2013, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $35.7 million, $83.5 million and $45.9 million, respectively.  At December 31, 2015, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $62 million ($68 million at December 31, 2014).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $2.4 million and $4.4 million during 2015 and 2014, respectively, none in 2013.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of December 31, 2015 and 2014, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at December 31, 2015 ($87.43 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.3 billion.

Included in equity in earnings of unconsolidated real estate entities is our $11.3 million and $36.5 million share of gains on sale of facilities recorded by PSB for 2015 and 2014, respectively.  During 2013, we purchased 406,748 shares of PSB common stock in open-market transactions for a total of $29.7 million.  Subsequently, on November 7, 2013, PSB completed a public offering of 1,495,000 shares of its common stock for $79.25 per share.  Concurrent with the public offering, we purchased an additional 950,000 shares of PSB common stock from PSB at the same price per share as the public offering for a total cost of

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

$75.3 million.  In connection with PSB’s common share issuance, we recognized a gain on sale of real estate totaling $4.1 million as if we had sold a proportionate share of our investment in PSB.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

	2015	2014

	(Amounts in thousands)
As of December 31,

Total assets (primarily real estate)	$2,186,658	$2,227,114
Debt	250,000	250,000
Other liabilities	76,059	68,905
Equity:
Preferred stock	920,000	995,000
Common equity and LP units	940,599	913,209

	2015	2014	2013

	(Amounts in thousands)
For the year ended December 31,
Total revenue	$373,675	$376,915	$359,885
Costs of operations	(121,224)	(127,371)	(114,831)
Depreciation and amortization	(105,394)	(110,357)	(108,917)
General and administrative	(13,582)	(13,639)	(5,312)
Other items	(12,740)	(13,221)	(14,681)
Gain on sale of facilities	28,235	92,373	-
Net income	148,970	204,700	116,144
Allocations to preferred shareholders and
restricted share unitholders	(62,184)	(60,817)	(59,341)
Net income allocated to common shareholders
and LP Unitholders	$86,786	$143,883	$56,803

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  In addition, Shurgard Europe pays a license fee to us for the use of the “Shurgard” trademark and paid us interest on a shareholder loan until it was repaid in July 2014 (see Note 5).

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $19.6 million and $47.3 million in 2015 and 2014, respectively, and to increase by $45.0 thousand in 2013.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

	2015	2014

As of December 31,	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,476,632	$1,404,246
Total debt to third parties	662,336	500,767
Other liabilities	110,522	180,546
Equity	703,774	722,933

Exchange rate of Euro to U.S. Dollar	1.091	1.216

	2015	2014	2013
	(Amounts in thousands)
For the year ended December 31,
Self-storage and ancillary revenues	$236,990	$254,136	$246,615
Self-storage and ancillary cost of operations	(93,575)	(100,177)	(98,222)
Depreciation and amortization	(66,665)	(61,796)	(60,029)
General and administrative and income tax expense (a)	(23,418)	(14,964)	(13,651)
Interest expense on third party debt	(16,695)	(9,607)	(5,082)
Trademark license fee payable to Public Storage	(2,376)	(2,544)	(2,468)
Interest expense on shareholder loan	-	(21,761)	(37,838)
Costs of acquiring facilities and other, net (b)	(7,509)	(6,573)	(2,909)

Net income	$26,752	$36,714	$26,416
Average exchange rates of Euro to the U.S. Dollar	1.110	1.329	1.328

(a)	Included in these amounts are approximately $10.8 million, $5.4 million, and $2.6 million for 2015, 2014, and 2013, respectively, in income tax expense.
(b)	Included in these amounts are $10.5 million and $4.3 million in 2015 and 2014, respectively, associated with the acquisition of real estate facilities.

The following table set forth the calculation of our equity in earnings in Shurgard Europe:

	2015	2014	2013

	(Amounts in thousands)
For the year ended December 31,
Calculation of equity in earnings of Shurgard Europe:
Our 49% share of Shurgard Europe’s net income	$13,108	$17,990	$12,944
Adjustments:
49% of trademark license fees	1,164	1,247	1,209
49% of interest on shareholder loan	-	10,663	18,541

Total equity in earnings of Shurgard Europe	$14,272	$29,900	$32,694

As indicated in the table above, 49% of the trademark license fees and interest paid by Shurgard Europe to its shareholders is included in our equity in earnings of Shurgard Europe and any remaining amount

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

paid to us is included in “interest and other income” on our income statements.  See Note 5 for further information.

5.Loan Receivable from Unconsolidated Real Estate Entity

At December 31, 2013, we owned 100% of the shareholder loan due from Shurgard Europe, which had a balance of €311.0 million ($428.1 million) and bore interest at 9.0% per annum.  On January 28, 2014, our joint venture partner in Shurgard Europe acquired a 51% interest in the loan at face value for €158.6 million ($216.2 million) in cash.  In July 2014, Shurgard Europe fully repaid its €311.0 million shareholder loan, and we received our 49% share of the loan totaling €152.4 million ($204.9 million) in cash.  For 2014 and 2013, we recorded interest income with respect to this loan of approximately $1.5 million and $19.3 million, respectively.

Because we expected the loan to be repaid in the foreseeable future, changes in the U.S. Dollar equivalent of the amount due us due to change in the foreign exchange rates were presented as “foreign currency exchange gain (loss)” on our income statement.

We believed that the interest rate on the loan approximated the market rate for loans with similar terms, conditions, subordination features, and tenor, and that the fair value of the loan approximated book value.  In our evaluation of market rates and fair value, we considered that Shurgard Europe had sufficient operating cash flow, liquidity and collateral, and we had sufficient creditor rights such that credit risk was mitigated.

6.Borrowings

Credit Facility

On March 31, 2015, we entered into an amended revolving credit agreement (the “Credit Facility”), which expires on March 31, 2020.  The aggregate limit with respect to borrowings and letters of credit was increased from $300 million to $500 million.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at December 31, 2015).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at December 31, 2015).  At December 31, 2015 and February 26, 2016, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $14.9 million and $13.9 million at December 31, 2015 and 2014, respectively.  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at December 31, 2015.

Senior Unsecured Notes and Term Loan

On November 3, 2015, we issued €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”) to an institutional investor, bearing interest at a fixed rate of 2.175% and maturing on November 3, 2025.  We received $264.3 million of net proceeds from the issuance of the Senior Notes.  We reflect changes in the U.S. Dollar equivalent of the amount we owe on the Senior Notes, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement.  For 2015, we recorded a foreign currency exchange gain of $0.3 million on our income statement for 2015 in connection with the Senior Notes.  The Senior Notes have various customary financial covenants, all of which we were in compliance with at December 31, 2015.

On October 1, 2013, we borrowed $100.0 million from PSB under a term loan which was repaid in full on October 18, 2013.  The loan bore interest at 1.388%.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

On December 2, 2013, we borrowed $700 million from Wells Fargo under an unsecured term loan (the “Term Loan”).  The Term Loan was repaid in 2014.  We incurred origination costs of $1.9 million, which were amortized using the effective interest method through the date of extinguishment ($1.8 million and $0.1 million for 2014 and 2013, respectively).

Mortgage Notes

During 2015, 2014 and 2013, we assumed mortgage debt with estimated fair values of $8.3 million $20.5 million and $6.1 million, respectively, and market rates of 4.3%,  3.6% and 3.7%, respectively, (contractual balances of $8.3 million, $19.8 million and $5.7 million and contractual interest rates of 6.2%,  5.2% and 6.2%) in connection with the acquisition of real estate facilities.

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at December 31 2015 and December 31, 2014, totaled $55.1 million and $64.4 million, respectively, with unamortized premium totaling $0.5 million and $0.6 million, respectively.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At December 31, 2015, the notes are secured by 32 real estate facilities with a net book value of approximately $149 million, have contractual interest rates between 2.9% and 7.1%, and mature between June 2016 and September 2028.

At December 31, 2015, approximate principal maturities of our Senior Notes and Mortgage Notes are (amounts in thousands):

	Senior Notes	Mortgage Notes	Total
2016	$-	$28,980	$28,980
2017	-	9,205	9,205
2018	-	11,099	11,099
2019	-	1,217	1,217
2020	-	1,286	1,286
Thereafter	263,940	3,289	267,229
	$263,940	$55,076	$319,016
Weighted average effective rate	2.2%	4.1%	2.5%

Cash paid for interest totaled $3.4 million, $9.0 million and $10.4 million for 2015, 2014 and 2013, respectively.  Interest capitalized as real estate totaled $2.7 million, $1.6 million and $2.9 million in 2015, 2014 and 2013, respectively.

7.Noncontrolling Interests

At December 31, 2015, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At December 31, 2015, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During 2015, 2014 and 2013, we allocated a total of $6.4 million, $5.8 million and $5.1 million, respectively, to these interests; and we paid $7.3 million, $6.5 million and $6.5 million, respectively, in distributions to these interests.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

During 2015, 2014 and 2013, we acquired Noncontrolling Interests for $5.5 million,  $0.7 million and $6.2 million, respectively, in cash, substantially all of which was allocated to paid-in-capital.  Also during 2015, noncontrolling interests contributed $1.6 million.

8.Shareholders’ Equity

Preferred Shares

At December  31,  2015 and 2014, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At December 31, 2015		At December 31, 2014
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series O	4/15/2015	6.875%	-	$-	5,800	$145,000
Series P	10/7/2015	6.500%	-	-	5,000	125,000
Series Q	4/14/2016	6.500%	15,000	375,000	15,000	375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Total Preferred Shares			162,200	$4,055,000	173,000	$4,325,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At December 31, 2015, there were no dividends in arrears.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

In 2015, we redeemed our Series O and Series P Preferred Shares, at par.  The aggregate redemption amount, before payment of accrued dividends, was $270.0 million.  We recorded $8.9 million in EITF D-42 allocations of income from our common shareholders to the holders of our Preferred Shares in 2015 in connection with these redemptions.

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

Common Shares

During 2015, 2014 and 2013, activity with respect to the issuance or repurchase of our common shares was as follows (dollar amounts in thousands):

	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Employee stock-based compensation and
exercise of stock options (Note 10)	475,687	$29,663	669,263	$37,872	388,005	$21,111

Our Board previously authorized the repurchase from time to time of up to 35.0 million of our common shares on the open market or in privately negotiated transactions.  Through December 31, 2015, we repurchased approximately 23.7 million shares pursuant to this authorization; none of which were repurchased during the three years ended December 31, 2015.

At December 31, 2015 and 2014, we had 2,677,667 and 2,836,592, respectively, of common shares reserved in connection with our share-based incentive plans (see Note 10), and 231,978 shares reserved for the conversion of partnership units owned by Noncontrolling Interests.

The unaudited characterization of dividends for Federal income tax purposes is made based upon earnings and profits of the Company, as defined by the Internal Revenue Code.  Common share dividends including amounts paid to our common shareholders and our restricted share unitholders totaled $1.126 billion  ($6.50 per share), $967.9 million ($5.60 per share) and $887.1 million ($5.15 per share), for the years ended December 31, 2015, 2014 and 2013, respectively.  Preferred share dividends totaled $245.1 million, $232.6 million and $204.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

For the tax year ended December 31, 2015, distributions for the common shares and all the various series of preferred shares were classified as follows:

	2015 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Ordinary Income	100.00%	100.00%	98.49%	100.00%
Long-Term Capital Gain	0.00%	0.00%	1.51%	0.00%
Total	100.00%	100.00%	100.00%	100.00%

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

The ordinary income dividends distributed for the tax year ended December 31, 2015 do not constitute qualified dividend income.

9.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board of Trustees, collectively own approximately 14.4% of our common shares outstanding at December 31, 2015.

At December 31, 2015, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 55 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis.  Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $0.5 million per year for each of the three years ended December 31, 2015.  Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada.  If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

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

10.Share-Based Compensation

Under various share-based compensation plans and under terms established by our Board of Trustees or a committee thereof, we grant non-qualified options to purchase the Company’s common shares, as well as restricted share units (“RSUs”), to trustees, officers, and key employees.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The stock options outstanding at December 31, 2015 have an aggregate intrinsic value (the excess, if any, of each option’s market value over the exercise price) of approximately $228.1 million and remaining average contractual lives of approximately six years.  Substantially all of the stock options outstanding at December 31, 2015 have exercise prices less than $200 per share.  The aggregate intrinsic value of exercisable stock options at December 31, 2015 amounted to approximately $176.6 million.

Additional information with respect to stock options during 2015, 2014 and 2013 is as follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of	Price	of	Price	of	Price
	Options	per Share	Options	per Share	Options	per Share
Options outstanding January 1,	2,085,544	$111.96	2,174,211	$85.49	2,253,510	$76.14
Granted	335,000	200.70	485,000	176.74	235,000	153.89
Exercised	(365,265)	80.99	(570,417)	66.39	(286,299)	71.06
Cancelled	(115,000)	163.15	(3,250)	63.76	(28,000)	55.25

Options outstanding December 31,	1,940,279	$130.08	2,085,544	$111.96	2,174,211	$85.49

Options exercisable at December 31,	1,150,272	$94.18	1,321,537	$82.46	1,581,954	$76.29

	2015	2014	2013

Stock option expense for the year (in 000's)	$3,871	$3,216	$3,468

Aggregate exercise date intrinsic value of options exercised during the year (in 000's)	$46,719	$59,322	$23,337

Average assumptions used in valuing options with the Black-Scholes method:
Expected life of options in years, based upon historical experience	5	5	5
Risk-free interest rate	1.6%	1.6%	0.8%
Expected volatility, based upon historical volatility	15.1%	16.8%	25.8%
Expected dividend yield	2.9%	3.2%	3.3%

Average estimated value of options granted during the year	$18.39	$17.66	$23.83

Restricted Share Units

RSUs generally vest ratably over a five to eight-year period from the grant date.  The grantee receives dividends for each outstanding RSU equal to the per-share dividends received by our common shareholders.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

The fair value of our RSUs outstanding at December 31, 2015 was approximately $182.7 million.  Remaining compensation expense related to RSUs outstanding at December 31, 2015 totals approximately $93.0 million (which is net of expected forfeitures) and is expected to be recognized as compensation expense over the next 2.4 years on average.  The following tables set forth relevant information with respect to restricted shares (dollar amounts in thousands):

	2015		2014		2013
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Restricted	Aggregate	Restricted	Aggregate	Restricted	Aggregate
	Share Units	Fair Value	Share Units	Fair Value	Share Units	Fair Value
Restricted share units outstanding January 1,	751,048	$110,874	636,329	$77,284	642,647	$67,473
Granted	252,376	55,307	339,607	59,009	197,675	30,774
Vested	(187,342)	(24,752)	(166,905)	(18,456)	(154,535)	(15,657)
Forfeited	(78,694)	(12,145)	(57,983)	(6,963)	(49,458)	(5,306)

Restricted share units outstanding December 31,	737,388	$129,284	751,048	$110,874	636,329	$77,284

	2015	2014	2013
Amounts for the year (in 000's, except number of shares):
Fair value of vested shares on vesting date	$38,182	$27,591	$23,551
Cash paid upon vesting in lieu of issuing common shares	$15,677	$11,449	$8,067
Common shares issued upon vesting	110,422	98,846	101,706
Restricted share unit expense	$27,599	$25,159	$23,919

See also “net income per common share” in Note 2 for further discussion regarding the impact of RSUs and stock options on our net income per common share and income allocated to common shareholders.

11.Segment Information

Our reportable segments reflect the significant components of our operations where discrete financial information is evaluated separately by our chief operating decision maker (“CODM”).  We organize our segments based primarily upon the nature of the underlying products and services, as well as the drivers of profitability growth.  The net income for each reportable segment included in the tables below are in conformity with GAAP and our significant accounting policies as denoted in Note 2.  The amounts not attributable to reportable segments are aggregated under “other items not allocated to segments.”

We have adjusted the classification of the “Presentation of Segment Information” below with respect to prior periods to be consistent with our current reportable segment definition, as described more fully in Note 2.  Following is a description of and basis for presentation for each of our reportable segments.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Year ended December 31, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,235,525	$-	$-	$-	$-	$2,235,525
Ancillary operations	-	146,171	-	-	-	146,171
	2,235,525	146,171	-	-	-	2,381,696

Cost of operations:
Self-storage operations	586,696	-	-	-	-	586,696
Ancillary operations	-	48,806	-	-	-	48,806
	586,696	48,806	-	-	-	635,502

Net operating income:
Self-storage operations	1,648,829	-	-	-	-	1,648,829
Ancillary operations	-	97,365	-	-	-	97,365
	1,648,829	97,365	-	-	-	1,746,194

Other components of net income (loss):
Depreciation and amortization	(426,008)	-	-	-	-	(426,008)
General and administrative	-	-	-	-	(88,177)	(88,177)
Interest and other income	-	-	-	-	16,544	16,544
Interest expense	-	-	-	-	(610)	(610)
Equity in earnings of
unconsolidated real estate entities	-	-	34,155	14,272	2,510	50,937
Foreign currency exchange gain	-	-	-	-	306	306
Gain on real estate sales	-	-	-	-	18,503	18,503
Net income (loss)	$1,222,821	$97,365	$34,155	$14,272	$(50,924)	$1,317,689

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Year ended December 31, 2014

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$2,049,882	$-	$-	$-	$-	$2,049,882
Ancillary operations	-	127,414	-	-	-	127,414
	2,049,882	127,414	-	-	-	2,177,296

Cost of operations:
Self-storage operations	566,898	-	-	-	-	566,898
Ancillary operations	-	46,426	-	-	-	46,426
	566,898	46,426	-	-	-	613,324

Net operating income:
Self-storage operations	1,482,984	-	-	-	-	1,482,984
Ancillary operations	-	80,988	-	-	-	80,988
	1,482,984	80,988	-	-	-	1,563,972

Other components of net income (loss):
Depreciation and amortization	(437,114)	-	-	-	-	(437,114)
General and administrative	-	-	-	-	(71,459)	(71,459)
Interest and other income	-	-	-	-	17,638	17,638
Interest expense	-	-	-	-	(6,781)	(6,781)
Equity in earnings of
unconsolidated real estate entities	-	-	56,280	29,900	2,087	88,267
Foreign currency exchange loss	-	-	-	-	(7,047)	(7,047)
Gain on real estate sales	-	-	-	-	2,479	2,479
Net income (loss)	$1,045,870	$80,988	$56,280	$29,900	$(63,083)	$1,149,955

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

Year ended December 31, 2013

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$1,849,883	$-	$-	$-	$-	$1,849,883
Ancillary operations	-	115,059	-	-	-	115,059
	1,849,883	115,059	-	-	-	1,964,942

Cost of operations:
Self-storage operations	524,086	-	-	-	-	524,086
Ancillary operations	-	35,673	-	-	-	35,673
	524,086	35,673	-	-	-	559,759

Net operating income:
Self-storage operations	1,325,797	-	-	-	-	1,325,797
Ancillary operations	-	79,386	-	-	-	79,386
	1,325,797	79,386	-	-	-	1,405,183

Other components of net income (loss):
Depreciation and amortization	(387,402)	-	-	-	-	(387,402)
General and administrative	-	-	-	-	(66,679)	(66,679)
Interest and other income	-	-	-	-	33,979	33,979
Interest expense	-	-	-	-	(6,444)	(6,444)
Equity in earnings of
unconsolidated real estate entities	-	-	23,199	32,694	1,686	57,579
Foreign currency exchange gain	-	-	-	-	17,082	17,082
Gain on real estate sales	-	-	-	-	4,233	4,233
Net income (loss)	$938,395	$79,386	$23,199	$32,694	$(16,143)	$1,057,531

12. Recent Accounting Pronouncements and Guidance

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted.  We have not yet determined whether this standard will have a material effect on our results of operations or financial condition.

In February 2016, the FASB issued ASU 2016-02, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief and allows for early adoption on January 1, 2016.  We have not yet determined whether this standard will have a material effect on our results of operations or financial condition.

13.Commitments and Contingencies

Contingent Losses

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

Insurance and Loss Exposure

We have historically carried customary property, earthquake, general liability, employee medical insurance and workers compensation coverage through internationally recognized insurance carriers, subject to deductibles.  Deductibles for property and general liability are $25 million and $2 million, respectively, per occurrence.  The aggregate limits on these policies of $75 million for property losses and $102 million for general liability losses are higher than estimates of maximum probable losses that could occur from individual catastrophic events determined in recent engineering and actuarial studies; however, in case of multiple catastrophic events, these limits could be exceeded.

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At December 31, 2015, there were approximately 874,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.5 billion.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

14.Supplementary Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$564,879	$588,615	$618,872	$609,330

Self-storage and ancillary cost of operations	$172,010	$161,097	$164,686	$137,709

Depreciation and amortization	$107,146	$106,473	$106,082	$106,307

Net Income	$283,254	$328,040	$341,136	$365,259

Per Common Share
Net income - Basic	$1.23	$1.53	$1.58	$1.75

Net income - Diluted	$1.23	$1.52	$1.58	$1.74

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
	(Amounts in thousands, except per share data)

Self-storage and ancillary revenues	$515,045	$533,480	$567,090	$561,681

Self-storage and ancillary cost of operations	$173,155	$149,224	$158,568	$132,377

Depreciation and amortization	$109,021	$106,443	$111,077	$110,573

Net Income	$228,273	$278,279	$294,977	$348,426

Per Common Share
Net income - Basic	$1.01	$1.27	$1.34	$1.65

Net income - Diluted	$1.01	$1.26	$1.34	$1.64

15.Subsequent Events

On January 20, 2016, we issued 12.0 million depositary shares, each representing 1/1,000 of a share of our 5.40% Series B Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $300.0 million in gross proceeds, and we incurred $9.9 million in issuance costs.

Subsequent to December 31, 2015, we acquired or were under contract to acquire 17 self-storage facilities (seven in Florida, eight in Ohio, and one each in Tennessee and South Carolina), with 1.2 million net rentable square feet, for $149 million.

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

		2015	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2015			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Self-storage facilities by market:
Los Angeles	215	$6,180	$440,025	$853,149	$251,837	$448,670	$1,096,341	$1,545,011	$538,142
San Francisco	135	-	223,145	481,272	142,334	235,931	610,820	846,751	340,005
New York	89	-	213,537	478,489	138,815	219,847	610,994	830,841	303,891
Washington DC	88	-	221,108	385,043	101,703	226,302	481,552	707,854	225,937
Miami	87	-	204,551	417,288	77,444	206,435	492,848	699,283	213,564
Seattle/Tacoma	88	-	173,459	407,724	85,093	174,143	492,133	666,276	237,003
Chicago	130	-	137,165	352,595	99,432	140,047	449,145	589,192	282,204
Houston	108	-	141,501	314,733	99,763	141,277	414,720	555,997	204,440
Atlanta	101	-	122,880	327,975	54,955	123,242	382,568	505,810	192,246
Dallas/Ft. Worth	104	-	114,867	264,059	83,066	115,731	346,261	461,992	204,517
Orlando/Daytona	67	-	112,055	232,650	47,441	117,537	274,609	392,146	105,995
West Palm Beach	44	-	151,323	207,388	22,233	150,327	230,617	380,944	79,627
Charlotte	50	-	68,586	176,724	47,009	76,813	215,506	292,319	77,688
Minneapolis/St. Paul	45	9,403	81,895	177,533	18,194	82,060	195,562	277,622	77,460
Denver	54	19,228	77,855	151,123	40,824	78,418	191,384	269,802	104,807
Tampa	49	-	72,274	157,983	38,541	75,046	193,752	268,798	87,151
Philadelphia	57	-	51,682	152,406	49,250	50,703	202,635	253,338	131,688
Boston	25	-	61,583	158,870	17,866	62,217	176,102	238,319	63,058
Phoenix	39	4,249	59,267	162,505	14,090	59,259	176,603	235,862	69,999
Detroit	40	-	61,608	149,472	19,565	62,458	168,187	230,645	79,745
Portland	43	-	51,182	126,464	22,437	51,840	148,243	200,083	76,767
Austin	30	4,808	47,525	112,997	33,723	49,531	144,714	194,245	59,887
San Diego	20	9,116	47,884	108,911	26,384	49,433	133,746	183,179	63,163
Honolulu	11	-	54,184	106,299	8,992	55,101	114,374	169,475	45,888
Raleigh	25	-	41,377	81,821	15,632	42,502	96,328	138,830	39,927
Norfolk	28	-	33,316	81,267	14,648	32,755	96,476	129,231	45,444
San Antonio	28	-	27,566	76,028	22,869	27,524	98,939	126,463	51,595
Baltimore	23	-	25,176	79,734	15,121	25,300	94,731	120,031	55,001

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

		2015	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2015			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Sacramento	34	-	25,141	69,409	24,641	25,646	93,545	119,191	60,942
St. Louis	26	-	20,037	56,237	18,977	20,680	74,571	95,251	51,630
Indianapolis	22	-	21,064	57,655	11,117	22,064	67,772	89,836	35,216
Kansas City	24	-	14,225	43,732	22,628	14,425	66,160	80,585	50,124
Las Vegas	18	-	17,879	44,357	8,650	17,128	53,758	70,886	38,871
Columbia	20	-	16,167	44,429	9,801	16,915	53,482	70,397	23,069
Savannah	10	-	25,074	31,111	2,117	24,718	33,584	58,302	7,769
Greensboro	13	-	12,737	29,811	12,216	14,922	39,842	54,764	19,796
Fort Myers/Naples	9	-	15,373	35,353	3,879	15,608	38,997	54,605	10,030
Milwaukee	15	2,092	13,189	32,071	8,458	13,158	40,560	53,718	24,597
Charleston	10	-	10,849	31,144	6,059	11,825	36,227	48,052	14,088
Jacksonville	14	-	11,252	27,714	8,926	11,301	36,591	47,892	25,789
Hartford/New Haven	11	-	6,778	19,959	19,918	8,443	38,212	46,655	25,421
Columbus	14	-	4,388	22,272	19,040	4,494	41,206	45,700	33,606
New Orleans	9	-	9,205	30,832	4,617	9,373	35,281	44,654	19,328
Richmond	10	-	13,248	23,253	3,567	13,053	27,015	40,068	13,189
Tucson	7	-	9,403	25,491	4,771	9,884	29,781	39,665	14,544
Colorado Springs	12	-	8,229	19,659	11,012	8,225	30,675	38,900	23,874
Nashville/Bowling Green	13	-	8,942	21,057	8,109	8,939	29,169	38,108	21,510
Memphis	9	-	7,962	21,981	8,048	9,315	28,676	37,991	14,929
Greensville/Spartanburg/Asheville	11	-	9,036	20,767	6,547	9,965	26,385	36,350	15,166
Monterey/Salinas	7	-	8,465	24,151	3,369	8,455	27,530	35,985	16,202
Birmingham	14	-	5,229	17,835	12,170	5,117	30,117	35,234	24,796
Cincinnati	11	-	4,433	14,592	14,752	4,351	29,426	33,777	23,616
Reno	7	-	5,487	18,704	3,224	5,487	21,928	27,415	8,737
Palm Springs	3	-	8,309	18,065	752	8,309	18,817	27,126	7,091
Buffalo/Rochester	8	-	6,159	14,850	2,461	6,157	17,313	23,470	10,441
Mobile	8	-	4,148	14,152	3,463	3,975	17,788	21,763	9,653
London, UK	1	-	5,730	14,278	(62)	3,891	16,055	19,946	11,526

PUBLIC STORAGE
SCHEDULE III - REAL ESTATE
AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)

		2015	Initial Cost		Costs	Gross Carrying Amount
	No. of	Encum-		Buildings &	Subsequent	At December 31, 2015			Accumulated
Description	Facilities	brances	Land	Improvements	to Acquisition	Land	Buildings	Total	Depreciation

Salt Lake City	7	-	4,229	10,835	3,241	3,878	14,427	18,305	10,874
Oklahoma City	8	-	2,732	7,477	7,953	2,732	15,430	18,162	12,986
Santa Barbara	2	-	5,733	9,106	289	5,733	9,395	15,128	3,947
Cleveland/Akron	4	-	2,921	8,157	3,890	3,314	11,654	14,968	8,465
Chattanooga	6	-	2,723	6,854	5,338	2,525	12,390	14,915	10,257
Wichita	7	-	2,017	6,691	6,080	2,130	12,658	14,788	10,210
Providence	3	-	995	11,206	2,178	995	13,384	14,379	4,270
Louisville	5	-	2,526	6,460	2,637	2,525	9,098	11,623	6,444
Augusta	4	-	1,793	5,990	2,079	1,793	8,069	9,862	4,626
Dayton	3	-	394	3,014	3,992	393	7,007	7,400	5,690
Huntsville/Decatur	3	-	1,024	3,321	2,753	971	6,127	7,098	5,507
Fort Wayne	3	-	349	3,594	2,946	349	6,540	6,889	5,563
Springfield/Holyoke	2	-	1,428	3,380	1,259	1,427	4,640	6,067	3,732
Shreveport	2	-	817	3,030	1,774	741	4,880	5,621	3,923
Rochester	2	-	1,047	2,246	1,407	980	3,720	4,700	3,263
Lansing	2	-	556	2,882	555	556	3,437	3,993	1,522
Flint	1	-	543	3,068	169	542	3,238	3,780	1,298
Evansville	2	-	899	2,096	777	871	2,901	3,772	2,236
Topeka	2	-	225	1,419	1,652	225	3,071	3,296	2,624
Roanoke	1	-	819	1,776	555	819	2,331	3,150	1,860
Syracuse	1	-	545	1,279	681	545	1,960	2,505	1,626
Omaha	1	-	109	806	1,299	109	2,105	2,214	1,693
Joplin	1	-	264	904	803	264	1,707	1,971	1,399
Modesto/Fresno/Stockton	1	-	44	206	714	193	771	964	547
Commercial and other real estate		-	12,903	26,939	23,244	13,928	49,158	63,086	39,787

	2,266	$55,076	$3,494,349	$7,760,159	$1,950,753	$3,564,810	$9,640,451	$13,205,261	$4,866,738

	Note: Buildings are depreciated over a useful life of 25 years.