Form 10-Q
period 2016-03-31
Public Storage
filed 2016-05-06
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of May 4, 2016:

Common Shares of beneficial interest, $.10 par value per share – 173,382,028 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at March 31, 2016 and December 31, 2015	1

	Statements of Income for the Three Months Ended March 31, 2016 and 2015	2

	Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	3

	Statement of Equity for the Three Months Ended March 31, 2016	4

	Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	5-6

	Condensed Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-50

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6.	Exhibits	52

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$305,705	$104,285
Real estate facilities, at cost:
Land	3,613,583	3,564,810
Buildings	9,719,034	9,640,451
	13,332,617	13,205,261
Accumulated depreciation	(4,964,848)	(4,866,738)
	8,367,769	8,338,523
Construction in process	275,131	219,190
	8,642,900	8,557,713

Investments in unconsolidated real estate entities	812,415	809,308
Goodwill and other intangible assets, net	212,506	211,458
Other assets	90,821	95,468
Total assets	$10,064,347	$9,778,232

LIABILITIES AND EQUITY

Senior unsecured notes	$274,814	$263,940
Mortgage notes	61,850	55,076
Preferred shares called for redemption (Note 7)	375,000	-
Accrued and other liabilities	275,170	261,578
Total liabilities	986,834	580,594

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
159,200 shares issued (in series) and outstanding, (162,200 at
December 31, 2015), at liquidation preference	3,980,000	4,055,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,078,782 shares issued and outstanding (172,921,241 shares at
December 31, 2015)	17,309	17,293
Paid-in capital	5,596,091	5,601,506
Accumulated deficit	(476,861)	(434,610)
Accumulated other comprehensive loss	(67,773)	(68,548)
Total Public Storage shareholders’ equity	9,048,766	9,170,641
Noncontrolling interests	28,747	26,997
Total equity	9,077,513	9,197,638
Total liabilities and equity	$10,064,347	$9,778,232

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenues:
Self-storage facilities	$574,586	$530,637
Ancillary operations	37,200	34,242
	611,786	564,879

Expenses:
Self-storage cost of operations	159,863	161,242
Ancillary cost of operations	13,423	10,770
Depreciation and amortization	105,128	107,146
General and administrative	23,047	24,160
	301,461	303,318

Operating income	310,325	261,561
Interest and other income	3,836	4,037
Interest expense	(711)	-
Equity in earnings of unconsolidated real estate entities	14,164	16,184
Foreign currency exchange loss	(10,954)	-
Gain on real estate investment sales	689	1,472
Net income	317,349	283,254
Allocation to noncontrolling interests	(1,476)	(1,473)
Net income allocable to Public Storage shareholders	315,873	281,781
Allocation of net income to:
Preferred shareholders	(62,272)	(63,555)
Preferred shareholders - redemptions (Note 7)	(11,336)	(4,784)
Restricted share units	(930)	(829)
Net income allocable to common shareholders	$241,335	$212,613
Net income per common share:
Basic	$1.40	$1.23
Diluted	$1.39	$1.23

Basic weighted average common shares outstanding	172,977	172,520
Diluted weighted average common shares outstanding	173,850	173,366

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Net income	$317,349	$283,254
Other comprehensive income (loss):
Aggregate foreign currency exchange loss	(7,143)	(30,416)
Adjust for foreign currency exchange loss
included in net income	7,918	-
Other comprehensive income (loss)	775	(30,416)
Total comprehensive income	318,124	252,838
Allocation to noncontrolling interests	(1,476)	(1,473)
Comprehensive income allocable to
Public Storage shareholders	$316,648	$251,365

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2015	$4,055,000	$17,293	$5,601,506	$(434,610)	$(68,548)	$9,170,641	$26,997	$9,197,638
Cumulative effect of a change in accounting
principle (Note 9)	-	-	789	(789)	-	-	-	-
Balances at December 31, 2015, as adjusted	4,055,000	17,293	5,602,295	(435,399)	(68,548)	9,170,641	26,997	9,197,638
Issuance of 12,000 preferred shares (Note 7)	300,000	-	(9,883)	-	-	290,117	-	290,117
Redemption of 15,000 preferred shares (Note 7)	(375,000)	-	-	-	-	(375,000)	-	(375,000)
Issuance of common shares in connection with
share-based compensation (157,541 shares)
(Note 9)	-	16	9,651	-	-	9,667	-	9,667
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 9)	-	-	(5,972)	-	-	(5,972)	-	(5,972)
Contributions by noncontrolling interests	-	-	-	-	-	-	2,007	2,007
Net income	-	-	-	317,349	-	317,349	-	317,349
Net income allocated to noncontrolling interests	-	-	-	(1,476)	-	(1,476)	1,476	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(62,272)	-	(62,272)	-	(62,272)
Noncontrolling interests	-	-	-	-	-	-	(1,733)	(1,733)
Common shares and restricted share units
($1.70 per share)	-	-	-	(295,063)	-	(295,063)	-	(295,063)
Other comprehensive income (Note 2)	-	-	-	-	775	775	-	775
Balances at March 31, 2016	$3,980,000	$17,309	$5,596,091	$(476,861)	$(67,773)	$9,048,766	$28,747	$9,077,513

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2016		2015
Cash flows from operating activities:
Net income	$317,349	$283,254
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(689)	(1,472)
Depreciation and amortization	105,128	107,146
Distributions received from unconsolidated real estate
entities less than equity in earnings	(2,413)	(8,019)
Foreign currency exchange loss	10,954	-
Other	10,651	1,583
Total adjustments	123,631	99,238
Net cash provided by operating activities	440,980	382,492
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(11,517)	(9,861)
Construction in process	(67,975)	(61,232)
Acquisition of real estate facilities and intangible assets	(85,158)	(32,291)
Proceeds from sale of real estate investments	689	9,237
Other	1,283	-
Net cash used in investing activities	(162,678)	(94,147)
Cash flows from financing activities:
Repayments on notes payable	(5,952)	(5,537)
Issuance of preferred shares	290,117	-
Issuance of common shares	9,667	3,709
Cash paid upon vesting in lieu of issuing common shares	(13,037)	(13,301)
Contributions by noncontrolling interests	2,007	-
Distributions paid to Public Storage shareholders	(357,335)	(305,863)
Distributions paid to noncontrolling interests	(1,733)	(1,822)
Net cash used in financing activities	(76,266)	(322,814)
Net increase (decrease) in cash and cash equivalents	202,036	(34,469)
Net effect of foreign exchange translation on cash and
cash equivalents	(616)	(446)
Cash and cash equivalents at the beginning of the period	104,285	187,712
Cash and cash equivalents at the end of the period	$305,705	$152,797

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

For the Three Months Ended March 31,
2016		2015
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$(617)	$491
Investments in unconsolidated real estate entities	(3,730)	29,479
Senior unsecured notes	10,874	-
Accumulated other comprehensive loss	(7,143)	(30,416)

Preferred shares called for redemption and reclassified to liabilities	375,000	145,000
Preferred shares called for redemption and reclassified from equity	(375,000)	(145,000)

Real estate acquired in exchange for assumption of notes payable	(12,945)	-
Notes payable assumed in connection with acquisition of real
estate	12,945	-

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(2,876)	1,962
Construction in process	(9,156)	(1,424)
Accrued and other liabilities	12,032	(538)

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

At March 31, 2016, we have direct and indirect equity interests in 2,291 self-storage facilities (with approximately 149 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 216 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in nine states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At March 31, 2016, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 11) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts previously reported in our March 31, 2015 financial statements have been reclassified to conform to the March 31, 2016 presentation.  We reclassified the revenues and cost of operations, net for our wholly-owned commercial facilities and property management operations as interest and other income (an aggregate of approximately $4.5 million and $1.2 million for the three months ended March 31, 2015, respectively), rather than as ancillary revenues and ancillary cost of operations.  We also revised our reportable segment presentation in Note 10, including renaming (i) our “Domestic Self-Storage” segment to “Self-Storage Operations,” (ii) our “European Self-Storage” segment to “Investment in Shurgard Europe,” (iii) our “Commercial” segment to “Investment in PSB,” removing our commercial facilities’ operations from this segment, and (iv) presenting a new segment called “Ancillary Operations” reflecting the sale of merchandise at our self-storage facilities and reinsurance of policies covering losses to goods stored by our tenants at our facilities.  Each of these reclassifications reflects changes to enhance the usefulness of this information based upon the relative significance of these activities to our aggregate operating results.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

On our statement of cash flows for the three months ended March 31, 2015, we reclassified as cash flows from financing activities the $13.3 million we paid for the restricted share units that we withheld upon their vesting for tax requirements, in connection with a recently issued accounting pronouncement related to employee share-based payment accounting we early adopted effective January 1, 2016.  We previously included these amounts within operating activities (see “Recent Accounting Pronouncements and Guidance” below).

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest.  We consolidate VIEs when we have i) the power to direct the activities most significantly impacting economic performance, and ii) either the obligation to absorb losses or the right to receive benefits from the VIE.  We have no  involvement with any material VIEs.  We consolidate all other entities when we control them through voting shares or contractual rights.  The entities we consolidate, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”, and we eliminate intercompany transactions and balances.

We account for our investments in entities that we do not consolidate but have significant influence over using the equity method of accounting.  These entities, for the periods in which the reference applies, are referred to collectively as the “Unconsolidated Real Estate Entities”, eliminating intra-entity profits and losses and amortizing any differences between the cost of our investment and the underlying equity in net assets against equity in earnings as if the Unconsolidated Real Estate Entity were a consolidated subsidiary.

When we begin consolidating an entity, we record a gain representing the differential between the book value and fair value of any preexisting equity interest.  All changes in consolidation status are reflected prospectively.

Collectively, at March 31, 2016, the Company and the Subsidiaries own 2,279 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At March 31, 2016, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of March 31, 2016, we had no tax benefits that were not recognized.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

At March 31, 2016, due primarily to our investment in Shurgard Europe and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at March 31, 2016 and December 31, 2015.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at March 31, 2016 and December 31, 2015.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At March 31, 2016, these intangibles had a net book value of $19.0 million  ($18.0 million at December 31, 2015).  Accumulated amortization totaled $57.6 million at March 31, 2016  ($66.4 million at December 31, 2015), and amortization expense of $5.6 million and $9.2 million was recorded in the three months ended March 31, 2016 and 2015, respectively.  The estimated future amortization expense for our finite-lived intangible assets at March 31, 2016 is approximately $9.1 million in the remainder of 2016, $3.6 million in 2017 and $6.3 million thereafter.  During the three months ended March 31, 2016, intangibles were increased $6.6 million in connection with the acquisition of self-storage facilities (Note 3).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.136 U.S. Dollars per Euro at March 31, 2016 (1.091 at December 31, 2015), and average

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

exchange rates of 1.103 and 1.127 for the three months ended March 31, 2016 and 2015, respectively.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are comprised primarily of foreign currency exchange gains and losses on our investment in Shurgard Europe and our senior unsecured notes denominated in Euros.

Recent Accounting Pronouncements and Guidance

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires revenue to be based upon the consideration expected from customers for promised goods or services.  The new standard, effective on January 1, 2018, permits either the retrospective or cumulative effects transition method and allows for early adoption on January 1, 2017.  We do not believe this standard will have a material impact on our results of operations or financial condition.

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships.  We adopted this standard effective January 1, 2016.  The adoption of this standard did not change the consolidation status of any entities in which we have an interest; however, certain entities began to be considered VIE’s as a result of the change.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting.  The new standard, effective on January 1, 2019, requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief and allows for early adoption on January 1, 2016.  We have not yet determined whether this standard will have a material effect on our results of operations or financial condition.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects of how share-based payments to employees are accounted for and presented in the financial statements.  We early adopted this standard effective January 1, 2016.  The updated guidance requires that when an employer withholds shares upon the exercise of stock options or the vesting of restricted shares for the purpose of meeting withholding tax requirements, that the cash paid for withholding taxes be classified as a financing activity on its statement of cash flows.  This provision of the standard requires retrospective application.  We previously presented these amounts within operating activities.  See “Basis of Presentation” above.  The updated guidance further provides that companies may elect whether to account for forfeitures of share-based payments by (i) recognizing forfeitures of awards as they occur or (ii) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required.  This election must be applied using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings.  We have elected to account for forfeitures of share-based payments as they occur, rather than estimating them in advance.  Accordingly, we recorded a cumulative-effect adjustment of $0.8 million to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through December 31, 2015 (Note 9).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

The following table reflects net income allocable to common shareholders and the weighted average common shares and equivalents outstanding, as used in our calculations of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in thousands)

Net income allocable to common shareholders	$241,335	$212,613

Weighted average common shares and equivalents
outstanding:
Basic weighted average common shares outstanding	172,977	172,520
Net effect of dilutive stock options -
based on treasury stock method	873	846
Diluted weighted average common shares
outstanding	173,850	173,366

3.Real Estate Facilities

Activity in real estate facilities during the three months ended March 31, 2016 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Three Months Ended
March 31, 2016
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,205,261
Capital expenditures to maintain real estate facilities	14,393
Acquisitions	91,476
Newly developed facilities opened for operation	21,190
Impact of foreign exchange rate changes	297
Ending balance	13,332,617
Accumulated depreciation:
Beginning balance	(4,866,738)
Depreciation expense	(98,430)
Impact of foreign exchange rate changes	320
Ending balance	(4,964,848)
Construction in process:
Beginning balance	219,190
Current development	77,131
Newly developed facilities opened for operation	(21,190)
Ending balance	275,131
Total real estate facilities at March 31, 2016	$8,642,900

During the three months ended March 31, 2016, we acquired 12 self-storage facilities (809,000 net rentable square feet), for a total cost of $98.1 million, consisting of $85.2 million in cash and the assumption of $12.9 million in mortgage debt.  Approximately $6.6 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during the three months ended March 31, 2016, adding 264,000 net rentable square feet of self-storage space, at an aggregate cost of $21.2 million.  Construction in process at March 31, 2016 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 4.6 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $607.2 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	March 31, 2016	December 31, 2015

PSB	$410,933	$414,450
Shurgard Europe	394,995	388,367
Other Investments (A)	6,487	6,491
Total	$812,415	$809,308

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended March 31,
	2016	2015

PSB	$7,331	$9,895
Shurgard Europe	6,236	5,736
Other Investments (A)	597	553
Total	$14,164	$16,184

(A)

At March 31, 2016 and December 31, 2015, the “Other Investments” include an average 26% common equity ownership in limited partnerships that collectively own 12 self-storage facilities.  In the three months ended March 31, 2016, we sold an interest of Other Investments resulting in a $0.7 million gain on real estate investment sales on our income statement.

During the three months ended March 31, 2016 and 2015, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $11.8 million and $8.2 million, respectively.  At March 31, 2016, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $60 million ($62 million at December 31, 2015).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.4 million and $0.7 million during the three months ended March 31, 2016 and 2015, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of March 31, 2016 and December 31, 2015, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at March 31, 2016 ($100.51 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.5 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	March 31,	December 31,
	2016	2015

	(Amounts in thousands)

Total assets (primarily real estate)	$2,179,487	$2,186,658
Debt	250,000	250,000
Other liabilities	74,194	76,059
Equity:
Preferred stock	920,000	920,000
Common equity and LP units	935,293	940,599

	2016	2015

	(Amounts in thousands)
For the three months ended March 31,
Total revenue	$95,973	$92,462
Costs of operations	(31,894)	(31,746)
Depreciation and amortization	(25,041)	(26,233)
General and administrative	(3,635)	(3,399)
Other items	(2,923)	(3,216)
Gain on sale of facilities	-	12,487
Net income	32,480	40,355
Allocations to preferred shareholders and
restricted share unitholders	(13,975)	(15,220)
Net income allocated to common shareholders
and LP Unitholders	$18,505	$25,135

Investment in Shurgard Europe

For all periods presented, we had a 49% equity investment in Shurgard Europe and our joint venture partner owns the remaining 51% interest.  Our equity in earnings of Shurgard Europe is comprised of our 49% share of Shurgard Europe’s net income, plus 49% of the trademark license fees that Shurgard Europe pays to us for the use of the “Shurgard” trademark.  The remaining 51% of the license fees paid to us are classified as interest and other income on our income statement.

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to increase by approximately $3.7 million and to decrease by approximately $29.5 million in the three months ended March 31, 2016 and 2015, respectively.  Included in our equity in earnings of Shurgard Europe for the three months ended March 31, 2016, is approximately $3.0 million for the recognition of accumulated comprehensive income, representing a decrease in equity, rather than an increase to our investment.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

	March 31,	December 31,
	2016	2015

	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,533,532	$1,476,632
Total debt to third parties	689,528	662,336
Other liabilities	123,092	110,522
Equity	720,912	703,774

Exchange rate of Euro to U.S. Dollar	1.136	1.091

	2016	2015

	(Amounts in thousands)
For the three months ended March 31,
Self-storage and ancillary revenues	$61,220	$55,962
Self-storage and ancillary cost of operations	(24,692)	(22,045)
Depreciation and amortization	(17,396)	(14,739)
General and administrative and income tax expense (a)	(7,572)	(3,944)
Interest expense on third party debt	(5,142)	(3,501)
Trademark license fee payable to Public Storage	(616)	(560)
Foreign exchange gain and other, net (b)	6,308	(26)

Net income	$12,110	$11,147
Average exchange rates of Euro to the U.S. Dollar	1.103	1.127

(a)	Included in these amounts are approximately $3.0 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively, in income tax expense.
(b)

Included in these amounts are $6.2 million in the three months ended March 31, 2016 for a foreign exchange gain on an intercompany note between entities consolidated by Shurgard Europe, which is expected to be repaid in 2016.

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with an aggregate borrowing limit totaling $500 million, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at March 31, 2016).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at March 31, 2016).  At March 31, 2016 and May 5, 2016, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at March 31, 2016 ($14.9 million at December 31, 2015).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at March 31, 2016.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Senior Unsecured Notes

On November 3, 2015, we issued €242 million of Euro-denominated senior unsecured notes (the “Senior Notes”) to an institutional investor, bearing interest at a fixed rate of 2.175% and maturing on November 3, 2025.  We received $264.3 million of net proceeds after converting the Euros to U.S. Dollars.  We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (a $10.9 million loss for the three months ended March 31, 2016).  The Senior Notes have various customary financial covenants, all of which we were in compliance with at March 31, 2016.

Mortgage Notes

During the three months ended March 31, 2016, we assumed mortgage debt with contractual values and interest rates of $12.9 million and of 4.2%, respectively, which approximated market rates, in connection with the acquisition of real estate facilities.

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at March 31, 2016 and December 31, 2015, totaled $61.9 million and $55.1 million, respectively, which approximates contractual note values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At March 31, 2016, the notes are secured by 36 real estate facilities with a net book value of approximately $190 million, have contractual interest rates between 2.9% and 7.1%, and mature between September 2016 and September 2028.

At March 31, 2016, approximate principal maturities of our Senior Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Notes	Notes	Total

Remainder of 2016	$-	$23,056	$23,056
2017	-	9,459	9,459
2018	-	11,362	11,362
2019	-	1,505	1,505
2020	-	1,585	1,585
Thereafter	274,814	14,883	289,697
	$274,814	$61,850	$336,664
Weighted average effective rate	2.2%	4.2%	2.5%

Cash paid for interest totaled $2.2 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.  Interest capitalized as real estate totaled $1.4 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

6.Noncontrolling Interests

At March 31, 2016, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At March 31, 2016, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During each of the three month periods

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

ended March 31, 2016 and 2015, we allocated a total of $1.5 million of income to these interests; and we paid $1.7 million and $1.8 million, respectively, in distributions to these interests.

During the three months ended March 31, 2016, Noncontrolling Interests contributed $2.0 million (none during the three months ended March 31, 2015).

7.Shareholders’ Equity

Preferred Shares

At March  31,  2016 and December 31, 2015, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At March 31, 2016		At December 31, 2015
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference

			(Dollar amounts in thousands)
Series Q	4/14/2016	6.500%	-	$-	15,000	$375,000
Series R	7/26/2016	6.350%	19,500	487,500	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	-	-
Total Preferred Shares			159,200	$3,980,000	162,200	$4,055,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board of trustees (the “Board”) until the arrearage has been cured.  At March 31, 2016, there were no dividends in arrears.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Upon issuance of our Preferred Shares, we classify the liquidation value as preferred equity on our balance sheet with any issuance costs recorded as a reduction to paid-in capital.

In March 2015, we called for redemption of, and on April 15, 2015, we redeemed our 6.875% Series O Preferred Shares, at par.  We recorded a $4.8 million EITF D-42 allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2015 in connection with this redemption.

On January 20, 2016, we issued 12.0 million depositary shares, each representing 1/1,000 of a share of our 5.40% Series B Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $300.0 million in gross proceeds, and we incurred $9.9 million in issuance costs.

In March 2016, we called for redemption of, and on April 15, 2016, we redeemed our 6.500% Series Q Preferred Shares, at par.  The liquidation value (at par) of $375.0 million was reclassified as a liability at March 31, 2016.  We recorded a $11.3 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2016 in connection with this redemption.

Common share dividends, including amounts paid to our restricted share unitholders, totaled $295.1 million  ($1.70 per share) and $242.3 million ($1.40 per share) for the three months ended March 31, 2016 and 2015, respectively.  Preferred share dividends totaled $62.3 million and $63.6 million for the three months ended March 31, 2016 and 2015, respectively.

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board of Trustees, collectively own approximately 14.3% of our common shares outstanding at March 31, 2016.

At March 31, 2016, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 56 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. Our subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.  Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

9.Share-Based Compensation

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

As noted under “Recent Accounting Pronouncements and Guidance” in Note 2, we early adopted ASU 2016-09.  As provided by ASU 2016-09, we have elected to account for forfeitures of share-based payments as they occur, rather than estimating them in advance.  Accordingly, we recorded a cumulative-effect adjustment of $0.8 million to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through December 31, 2015.

We amortize the grant-date fair value of awards as compensation expense over the service period, which begins on the grant date and ends on the vesting date.  For awards that are earned solely upon the passage of time and continued service, the entire cost of the award is amortized on a straight-line basis over the service period. For awards with performance conditions, the individual cost of each vesting is amortized separately over each individual service period (the “accelerated attribution” method).

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

For the three months ended March 31, 2016, we recorded $1.0 million in compensation expense related to stock options, as compared to $0.8 million for the same period in 2015.

During the three months ended March 31, 2016, 200,000 stock options were granted, 77,965 options were exercised and no options were forfeited.  A total of 2,062,314 stock options were outstanding at March 31, 2016 (1,940,279 at December 31, 2015).

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

During the three months ended March 31, 2016, 126,564 RSUs were granted, 5,461 RSUs were forfeited and 131,856 RSUs vested.  This vesting resulted in the issuance of 79,576 common shares.  In addition, tax deposits totaling $13.0 million ($13.3 million for the same period in 2015) were made on behalf of employees in exchange for 52,281 common shares withheld upon vesting.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

RSUs outstanding at March 31, 2016 and December 31, 2015 were 726,635 and 737,388, respectively.  A total of $7.1 million in RSU expense was recorded for the three months ended March 31, 2016, which includes approximately $1.0 million in employer taxes incurred upon vesting, as compared to $6.4 million for the same period in 2015, which includes approximately $1.0 million in employer taxes incurred upon vesting.

10.Segment Information

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

team reporting to our CODM and our joint venture partner.  In making resource allocation decisions with respect to our investment in Shurgard Europe, the CODM reviews Shurgard Europe’s net income, which is detailed in Note 4.  The segment presentation below includes our equity earnings from Shurgard Europe.

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

Three months ended March 31, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$574,586	$-	$-	$-	$-	$574,586
Ancillary operations	-	37,200	-	-	-	37,200
	574,586	37,200	-	-	-	611,786

Cost of operations:
Self-storage operations	159,863	-	-	-	-	159,863
Ancillary operations	-	13,423	-	-	-	13,423
	159,863	13,423	-	-	-	173,286

Net operating income:
Self-storage operations	414,723	-	-	-	-	414,723
Ancillary operations	-	23,777	-	-	-	23,777
	414,723	23,777	-	-	-	438,500

Other components of net income (loss):
Depreciation and amortization	(105,128)	-	-	-	-	(105,128)
General and administrative	-	-	-	-	(23,047)	(23,047)
Interest and other income	-	-	-	-	3,836	3,836
Interest expense	-	-	-	-	(711)	(711)
Equity in earnings of
unconsolidated real estate entities	-	-	7,331	6,236	597	14,164
Foreign currency exchange loss	-	-	-	-	(10,954)	(10,954)
Gain on real estate investment sales	-	-	-	-	689	689
Net income (loss)	$309,595	$23,777	$7,331	$6,236	$(29,590)	$317,349

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

Three months ended March 31, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$530,637	$-	$-	$-	$-	$530,637
Ancillary operations	-	34,242	-	-	-	34,242
	530,637	34,242	-	-	-	564,879

Cost of operations:
Self-storage operations	161,242	-	-	-	-	161,242
Ancillary operations	-	10,770	-	-	-	10,770
	161,242	10,770	-	-	-	172,012

Net operating income:
Self-storage operations	369,395	-	-	-	-	369,395
Ancillary operations	-	23,472	-	-	-	23,472
	369,395	23,472	-	-	-	392,867

Other components of net income (loss):
Depreciation and amortization	(107,146)	-	-	-	-	(107,146)
General and administrative	-	-	-	-	(24,160)	(24,160)
Interest and other income	-	-	-	-	4,037	4,037
Equity in earnings of
unconsolidated real estate entities	-	-	9,895	5,736	553	16,184
Gain on real estate investment sales	-	-	-	-	1,472	1,472
Net income (loss)	$262,249	$23,472	$9,895	$5,736	$(18,098)	$283,254

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

11.Commitments and Contingencies

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At March 31, 2016, there were approximately 894,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.6 billion.

12.Subsequent Events

On April 12, 2016, we issued €100 million of Euro-denominated senior unsecured notes to an institutional investor, bearing interest at a fixed rate of 1.54% and maturing on April 12, 2024.  We received $113.6 million of net proceeds after converting the Euros to U.S. Dollars.

Subsequent to March 31, 2016, we acquired or were under contract to acquire 12 self-storage facilities (six in Ohio, two each in Texas and South Carolina, and one each in North Carolina and Indiana), with 0.9 million net rentable square feet, for $100 million.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause our actual results and performance to be materially different from those expressed or implied in the forward-looking statements.  Factors and risks that may impact our future results and performance include, but are not limited to, those described in Part 1, Item 1A, "Risk Factors" and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016 and in our other filings with the SEC and the following:

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

Critical Accounting Policies

Our MD&A discusses our financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  Our financial statements are affected by our judgments, assumptions and estimates.  The notes to our March 31, 2016 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing our business organically, as well as through acquisition and development of additional facilities. During 2015, 2014 and 2013, we acquired a total of 182 facilities from third parties for approximately $1.8 billion.  During the three months ended March 31, 2016, we acquired 12 self-storage facilities for $98.1 million.  Subsequent to March 31, 2016, we acquired or were under contract to acquire 12 self-storage facilities for $100 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $328 million, adding approximately 3.4 million net rentable square feet.  As of March 31, 2016, we had additional projects which will add approximately 4.6 million net rentable square feet of storage space at a total cost of approximately $607 million.  A total of $275 million in costs were incurred through March 31, 2016 with respect to these projects, with the remaining costs expected to be incurred primarily in the next 18 months.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and achieve a stabilized level of cash flows, our earnings are diluted because earnings from those newly developed and expanded facilities are less than the cost of the capital required in order to fund the development cost.  We believe that this dilution will grow in the remainder of 2016 and beyond due to the increasing level of development and unstabilized properties in our portfolio.

We also have equity investments in Shurgard Europe and PS Business Parks, Inc. (“PSB”).  We may make further investments in these companies.

As of March 31, 2016, we have capital resources well in excess of our current planned capital needs over the next year totaling $830 million.  Our capital resources include: (i) $306 million of cash as of March 31, 2016, (ii) $485 million of available borrowing capacity on our revolving line of credit, (iii) $300 million to $350 million of expected retained operating cash flow for the next twelve months, (iv) $114 million of net proceeds from a debt issuance on April 12, 2016, and (v) a  $106 million dividend we expect to receive from Shurgard Europe during the three months ending June 30, 2016 (see “Investment in Shurgard Europe” below).  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs consist of (i) $332 million of remaining spend on our current development pipeline, (ii) $100 million in property acquisitions currently under contract, (iii) $23 million in principal repayments on existing debt, and (iv) $375 million for the redemption of our Series Q Preferred Shares on April 15, 2016.  Our capital needs may increase significantly over the remainder of 2016.  We may redeem our Series R Preferred Shares for $487.5 million, we expect to increase our development pipeline and we expect additional property acquisition opportunities.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, net income allocable to our common shareholders was $241.3 million or $1.39 per diluted common share, compared to $212.6 million or $1.23 in 2015 representing an increase of $28.7 million or $0.16. The increase is primarily due to (i) a $45.3 million increase in self-storage net operating income offset partially by (ii) an $11.0 million foreign exchange translation loss, associated with our euro denominated debt, incurred in the quarter ended March 31, 2016.

The $45.3 million increase in self-storage net operating income is a result of a $34.6 million increase in our Same Store Facilities and a $10.7 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 6.5% or $30.8 million in the three months ended March 31, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities decreased by 2.6% or $3.8 million in the three months ended March 31, 2016 as compared to 2015, due primarily to decreased snow removal cost and advertising and selling expense, offset partially by higher property tax expense.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 200 self-storage facilities acquired or developed since January 2013.

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

For the three months ended March 31, 2016, FFO was $2.10 per diluted common share, as compared to $1.91 for the same period in 2015, representing an increase of 9.9%, or $0.19 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended March 31,
	2016	2015

	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.39	$1.23
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.71	0.72
Gains on sale of real estate investments,
including our equity share from
investments, and other	-	(0.04)
FFO per share	$2.10	$1.91

Computation of FFO per Share:

Net income allocable to common shareholders	$241,335	$212,613
Eliminate items excluded from FFO:
Depreciation and amortization	105,128	107,146
Depreciation from unconsolidated
real estate investments	19,537	18,781
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(882)	(927)
Gains on sale of real estate investments,
including our equity share from
investments, and other	(689)	(6,478)
FFO allocable to common shares	$364,429	$331,135
Diluted weighted average common shares	173,850	173,366
FFO per share	$2.10	$1.91

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, including amounts included in equity earnings, (ii) EITF D-42 charges related to the redemption of preferred securities and (iii) certain other items.  We believe Core FFO per share is a helpful measure used by investors and REIT analysts to understand our performance.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology, or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended March 31,
			Percentage
	2016	2015	Change

FFO per share	$2.10	$1.91	9.9%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange loss, net,
including our equity share from
investments	0.05	-
Application of EITF D-42	0.07	0.03
Other items	(0.01)	-
Core FFO per share	$2.21	$1.94	13.9%

Analysis of Net Income by Reportable Segment

Our MD&A is presented and organized in accordance with Note 10 to our March 31, 2016 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,007 facilities that we have owned and operated on a stabilized basis since January 1, 2014 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded (the “Non Same Store Facilities”).  See Note 10 to our March 31, 2016 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary	Three Months Ended March 31,
			Percentage
	2016	2015	Change
	(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$506,901	$476,145	6.5%
Non Same Store Facilities	67,685	54,492	24.2%
	574,586	530,637	8.3%
Cost of operations:
Same Store Facilities	140,029	143,834	(2.6)%
Non Same Store Facilities	19,834	17,408	13.9%
	159,863	161,242	(0.9)%
Net operating income (a):
Same Store Facilities	366,872	332,311	10.4%
Non Same Store Facilities	47,851	37,084	29.0%
Total net operating income	414,723	369,395	12.3%

Depreciation and amortization expense:
Same Store Facilities	(81,278)	(83,022)	(2.1)%
Non Same Store Facilities	(23,850)	(24,124)	(1.1)%
Total depreciation and amortization expense	(105,128)	(107,146)	(1.9)%

Net income:
Same Store Facilities	285,594	249,289	14.6%
Non Same Store Facilities	24,001	12,960	85.2%
Total net income	$309,595	$262,249	18.1%

Number of facilities at period end:
Same Store Facilities	2,007	2,007	-
Non Same Store Facilities	273	239	14.2%

Net rentable square footage at period end (in thousands):
Same Store Facilities	127,802	127,802	-
Non Same Store Facilities	20,633	17,675	16.7%
(a)

We believe net operating income or “NOI” is a meaningful measure of operating performance, because we utilize NOI in making decisions with respect to capital allocations, determining current property values, evaluating property performance and in comparing period-to-period and market-to-market property operating results.  In addition, we believe the investment community utilizes NOI in determining operating performance and real estate values, and does not consider depreciation expense because it is based upon historical cost.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our March 31, 2016 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 12.3% in the three months ended March 31, 2016 as compared to the same period in 2015.  These increases are due to higher revenues and lower costs of operations in our Same Store Facilities, as well as the acquisition of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized basis since January 1, 2014 and therefore provide meaningful comparisons for 2015 and 2016.  The following table summarizes the historical operating results of these 2,007 facilities (127.8 million net rentable square feet) that represent approximately 86% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at March 31, 2016.

Selected Operating Data for the Same Store Facilities (2,007 facilities)
	Three Months Ended March 31,
			Percentage
	2016	2015	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$483,138	$453,947	6.4%
Late charges and administrative fees	23,763	22,198	7.1%
Total revenues (a)	506,901	476,145	6.5%

Cost of operations:
Property taxes	52,906	50,676	4.4%
On-site property manager payroll	27,150	27,154	(0.0)%
Supervisory payroll	9,156	9,095	0.7%
Repairs and maintenance	11,149	16,238	(31.3)%
Utilities	10,064	10,678	(5.8)%
Advertising and selling expense	5,101	6,218	(18.0)%
Other direct property costs	13,680	13,116	4.3%
Allocated overhead	10,823	10,659	1.5%
Total cost of operations (a)	140,029	143,834	(2.6)%
Net operating income	366,872	332,311	10.4%
Depreciation and amortization expense	(81,278)	(83,022)	(2.1)%
Net income	$285,594	$249,289	14.6%

Gross margin (before depreciation and
amortization expense)	72.4%	69.8%	3.7%

Weighted average for the period:
Square foot occupancy	93.6%	93.4%	0.2%

Realized annual rental income per (b):
Occupied square foot	$16.15	$15.22	6.1%
Available square foot	$15.12	$14.21	6.4%

At March 31:
Square foot occupancy	93.9%	93.9%	0.0%
Annual contract rent per
occupied square foot (c)	$16.75	$15.82	5.9%
(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.5% in the three months ended March 31, 2016 as compared to the same period 2015 due primarily to a 6.1% increase in realized annual rental income per occupied square foot.  The increase in realized annual rental income per occupied square foot was due primarily to annual rent increases given to existing tenants and, to a lesser extent, increased move-in rental rates.

Same Store weighted average square foot occupancy increased from 93.4% during the three months ended March 31, 2015 to 93.6% for the same period in 2016.  At March 31, 2016, there was no year over year occupancy gap.  We do not expect any significant impact from occupancy changes in the near term because we believe we are near limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

Increasing rental rates to existing tenants, generally on an annual basis, is a key component of our revenue growth.  We determine the level of rental increases based upon our expectations regarding the impact of existing tenant rate increases on incremental move-outs.  We expect to continue to pass similar rent increases to long-term tenants in the remainder of 2016 as we did the same periods in 2015.

During the three months ended March 31, 2016 and 2015, the average annualized contractual rates per occupied square foot for tenants that moved in were $13.98 and $13.52, respectively, and for tenants that vacated were $15.24 and $14.51, respectively.  Realized annual rental income per occupied square foot has increased in the three months ended March 31, 2016 and 2015, despite average move-in rates for tenants moving in being generally less than average rates for tenants that vacate, due primarily to rate increases to existing tenants.

Promotional discounts given, based upon the move-in contractual rates for the related promotional period, totaled $20.4 million for each of the three month periods ended March 31, 2016 and 2015.

We believe rental growth in the remainder of 2016 will need to come from continued annual rent increases to existing tenants and higher rental rates charged to new tenants.  Our future rental growth will also be dependent upon many factors for each market that we operate in, including demand for self-storage space, the level of new supply of self-storage space and the average length of stay of our tenants.

We believe that the current trends in move-in, move-out, in place contractual rents and occupancy levels are consistent with our expectation of continued revenue growth in the remainder of 2016.  However, such trends, when viewed in the short-run, are volatile and not necessarily predictive of our revenues going forward because they are subject to many short-term factors.  Such factors include initial move-in rates, seasonal factors, the unit size and geographical mix of the specific tenants moving in or moving out, the length of stay of the tenants moving in or moving out, changes in our pricing strategies, and the degree and timing of rate increases previously passed to existing tenants.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) decreased 2.6% in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to reduced snow removal cost and advertising and selling expense, offset partially by increased property tax expense.

Property tax expense increased 4.4% in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% to 5% in the remainder of 2016 due primarily to higher assessed values.

On-site property manager payroll expense was flat in the three months ended March 31, 2016, as compared to the same period in 2015, as higher wage rates were offset by lower health care expenses and reduced workers compensation costs.  We expect on-site property manager payroll expense to increase modestly in the remainder of 2016 due to inflationary wage increases.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 0.7% in the three months ended March 31, 2016, as compared to the same period in 2015 due primarily to higher wage rates.  We expect inflationary increases in compensation rates in the remainder of 2016.

Repairs and maintenance expense decreased 31.3% in the three months ended March 31, 2016, as compared to the same period in 2015.  Repair and maintenance costs include snow removal expense totaling $2.8 million and $8.2 million in the three months ended March 31, 2016 and 2015, respectively.  The decrease in snow removal costs was due to less snowfall in the three months ended March 31, 2016, as compared to the same period in 2015.  Excluding snow removal costs, repairs and maintenance increased 3.3% in the three months ended March 31, 2016, as compared to the same period in 2015.

Repairs and maintenance expense levels are dependent upon many factors such as weather conditions, which can impact repair and maintenance needs including snow removal, inflation in material and labor costs, and random events.  We expect inflationary increases in repairs and maintenance expense in the remainder of 2016, excluding snow removal expense, which is primarily weather dependent and not predictable.

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 5.8% in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to lower usage as a result of milder weather.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses decreased 18.0% in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to reduced television advertising costs.  Based upon current trends in move-ins, move-outs, and occupancies, we expect advertising and selling expense to remain approximately flat in the remainder of 2016.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 4.3% in the three months ended March 31, 2016, as compared to the same period in 2015.  The increase was due primarily to higher credit card fees, offset partially by lower property insurance costs.  Credit card fees increased due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2016.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 1.5% in the three months ended March 31, 2016, as compared to the same period in 2015, due primarily to increased compensation costs.  We expect inflationary growth in allocated overhead in the remainder of 2016 as compared to 2015.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 2.1% during the three months ended March 31, 2016, as compared to the same period in 2015.  We expect similar decreases in the remainder of 2016 as compared to 2015.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2016	$506,901
2015	$476,145	$492,691	$517,701	$508,811	$1,995,348

Total cost of operations:
2016	$140,029
2015	$143,834	$130,752	$133,976	$107,568	$516,130

Property taxes:
2016	$52,906
2015	$50,676	$50,477	$50,129	$28,024	$179,306

Repairs and maintenance:
2016	$11,149
2015	$16,238	$9,067	$10,214	$10,334	$45,853

Advertising and selling expense:
2016	$5,101
2015	$6,218	$5,564	$6,983	$6,461	$25,226

REVPAF:
2016	$15.12
2015	$14.21	$14.72	$15.43	$15.18	$14.89

Weighted average realized annual rent per occupied square foot:
2016	$16.15
2015	$15.22	$15.44	$16.19	$16.18	$15.76

Weighted average occupancy levels for the period:
2016	93.6%
2015	93.4%	95.4%	95.3%	93.9%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended March 31,
	2016	2015	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (204 facilities)	$77,586	$71,721	8.2%
San Francisco (127 facilities)	42,617	39,546	7.8%
New York (86 facilities)	34,500	32,982	4.6%
Chicago (129 facilities)	29,076	28,393	2.4%
Washington DC (78 facilities)	23,478	22,891	2.6%
Seattle-Tacoma (82 facilities)	23,156	21,363	8.4%
Miami (65 facilities)	22,352	21,088	6.0%
Dallas-Ft. Worth (98 facilities)	20,285	18,624	8.9%
Houston (78 facilities)	17,984	17,100	5.2%
Atlanta (91 facilities)	17,588	16,310	7.8%
Philadelphia (56 facilities)	12,687	11,998	5.7%
Denver (44 facilities)	11,062	10,383	6.5%
Minneapolis-St Paul (41 facilities)	9,134	8,778	4.1%
Portland (40 facilities)	8,918	8,021	11.2%
Orlando-Daytona (49 facilities)	9,270	8,570	8.2%
All other markets (739 facilities)	147,208	138,377	6.4%
Total revenues	$506,901	$476,145	6.5%

Net operating income:
Los Angeles	$62,902	$57,250	9.9%
San Francisco	34,243	31,478	8.8%
New York	23,243	21,018	10.6%
Chicago	15,295	13,786	10.9%
Washington DC	17,556	16,500	6.4%
Seattle-Tacoma	17,978	16,286	10.4%
Miami	16,169	14,389	12.4%
Dallas-Ft. Worth	13,826	12,250	12.9%
Houston	12,604	11,987	5.1%
Atlanta	12,705	11,426	11.2%
Philadelphia	8,716	7,360	18.4%
Denver	8,184	7,264	12.7%
Minneapolis-St. Paul	6,012	5,750	4.6%
Portland	6,827	6,018	13.4%
Orlando-Daytona	6,462	5,742	12.5%
All other markets	104,150	93,807	11.0%
Total net operating income	$366,872	$332,311	10.4%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2016	2015	Change
Weighted average square foot
occupancy:
Los Angeles	95.4%	94.8%	0.6%
San Francisco	95.7%	95.4%	0.3%
New York	93.6%	93.6%	0.0%
Chicago	90.4%	91.6%	(1.3)%
Washington DC	91.5%	91.1%	0.4%
Seattle-Tacoma	95.0%	93.8%	1.3%
Miami	95.0%	94.4%	0.6%
Dallas-Ft. Worth	94.4%	93.8%	0.6%
Houston	92.0%	93.6%	(1.7)%
Atlanta	93.8%	93.2%	0.6%
Philadelphia	93.5%	92.4%	1.2%
Denver	94.1%	94.8%	(0.7)%
Minneapolis-St. Paul	90.6%	90.0%	0.7%
Portland	96.4%	95.3%	1.2%
Orlando-Daytona	94.8%	94.5%	0.3%
All other markets	93.3%	93.1%	0.2%
Total weighted average
square foot occupancy	93.6%	93.4%	0.2%

Realized annual rent per
occupied square foot:
Los Angeles	$22.43	$20.86	7.5%
San Francisco	23.44	21.81	7.5%
New York	23.85	22.78	4.7%
Chicago	15.14	14.62	3.6%
Washington DC	20.95	20.63	1.6%
Seattle-Tacoma	17.49	16.32	7.2%
Miami	19.25	18.26	5.4%
Dallas-Ft. Worth	13.08	12.10	8.1%
Houston	13.82	12.94	6.8%
Atlanta	11.83	11.05	7.1%
Philadelphia	14.64	14.02	4.4%
Denver	15.91	14.78	7.6%
Minneapolis-St. Paul	13.66	13.24	3.2%
Portland	16.95	15.43	9.9%
Orlando-Daytona	12.39	11.48	7.9%
All other markets	12.97	12.23	6.1%
Total realized rent per
occupied square foot	$16.15	$15.22	6.1%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended March 31,
	2016	2015	Change
REVPAF:
Los Angeles	$21.40	$19.78	8.2%
San Francisco	22.42	20.80	7.8%
New York	22.33	21.32	4.7%
Chicago	13.69	13.39	2.2%
Washington DC	19.17	18.79	2.0%
Seattle-Tacoma	16.61	15.31	8.5%
Miami	18.28	17.23	6.1%
Dallas-Ft. Worth	12.34	11.35	8.7%
Houston	12.71	12.12	4.9%
Atlanta	11.09	10.30	7.7%
Philadelphia	13.69	12.95	5.7%
Denver	14.97	14.02	6.8%
Minneapolis-St. Paul	12.38	11.92	3.9%
Portland	16.35	14.70	11.2%
Orlando-Daytona	11.74	10.85	8.2%
All other markets	12.10	11.38	6.3%
Total REVPAF	$15.12	$14.21	6.4%

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

Non Same Store Facilities

The Non Same Store Facilities at March 31, 2016 represent 273 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2014, or that we did not own as of January 1, 2014.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended March 31,
FACILITIES	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2016 acquisitions	$1,839	$-	$1,839
2015 acquisitions	3,595	623	2,972
2014 acquisitions	10,935	9,672	1,263
2013 acquisitions	23,810	21,374	2,436
Developed facilities	4,257	1,186	3,071
Other facilities	23,249	21,637	1,612
Total revenues	67,685	54,492	13,193

Cost of operations:
2016 acquisitions	551	-	551
2015 acquisitions	1,292	204	1,088
2014 acquisitions	3,103	3,148	(45)
2013 acquisitions	7,117	7,163	(46)
Developed facilities	1,810	617	1,193
Other facilities	5,961	6,276	(315)
Total cost of operations	19,834	17,408	2,426

Net operating income:
2016 acquisitions	1,288	-	1,288
2015 acquisitions	2,303	419	1,884
2014 acquisitions	7,832	6,524	1,308
2013 acquisitions	16,693	14,211	2,482
Developed facilities	2,447	569	1,878
Other facilities	17,288	15,361	1,927
Net operating income	47,851	37,084	10,767
Depreciation and amortization expense	(23,850)	(24,124)	274
Net income	$24,001	$12,960	$11,041

At March 31:
Square foot occupancy:
2016 acquisitions	90.8%	-	-
2015 acquisitions	89.6%	89.1%	0.6%
2014 acquisitions	92.0%	91.8%	0.2%
2013 acquisitions	93.7%	92.4%	1.4%
Developed facilities	68.6%	53.2%	28.9%
Other facilities	88.8%	90.6%	(2.0)%
	89.0%	89.5%	(0.6)%
Annual contract rent per
occupied square foot:
2016 acquisitions	$11.69	$-	-
2015 acquisitions	12.84	11.65	10.2%
2014 acquisitions	13.54	12.23	10.7%
2013 acquisitions	14.70	13.54	8.6%
Developed facilities	12.62	11.85	6.5%
Other facilities	17.17	15.90	8.0%
	$14.80	$14.00	5.7%

NON SAME STORE	Three Months Ended March 31,
FACILITIES (Continued)	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Number of facilities:
2016 acquisitions	12	-	12
2015 acquisitions	17	4	13
2014 acquisitions	44	44	-
2013 acquisitions	105	105	-
Developed facilities	22	11	11
Other facilities	73	75	(2)
	273	239	34
Net rentable square feet (in thousands):
2016 acquisitions	809	-	809
2015 acquisitions	1,285	265	1,020
2014 acquisitions	3,457	3,457	-
2013 acquisitions	6,906	6,906	-
Developed facilities	2,125	920	1,205
Other facilities	6,051	6,127	(76)
	20,633	17,675	2,958

The facilities included above under “2016 acquisitions”, “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $98.1 million, $168.8 million, $430.7 million, and $938.3 million, respectively.

For the three months ended March 31, 2016, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2015, 2014 and 2013 was 5.5%, 7.3% and 7.1%, respectively.  The yields for the facilities acquired in three months ended March 31, 2016 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $328 million.  These expanded and newly developed facilities are included in “Developed facilities” and “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because of an increasing level of development and unstabilized properties in our portfolio.

We expect the Non Same Store Facilities to continue to provide increased net operating income in the remainder of 2016 as these facilities approach stabilized occupancy levels and the earnings of the 2015 acquisitions are reflected in our operations for a longer period in 2016 as compared to 2015.

We also expect to increase the number and net rentable square feet of Non Same Store Facilities over at least the next 24 months through development of new self-storage facilities, expansions to existing facilities and acquisitions of facilities.

As of March 31, 2016, we had development and expansion projects which will add approximately 4.6 million net rentable square feet of storage space at a total cost of approximately $607 million.  A total of $275 million of these costs were incurred through March 31, 2016, with the remaining costs expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.  We believe that the resulting dilution from our development activities will also grow in 2016 and beyond.

Subsequent to March 31, 2016, we acquired or were under contract to acquire 12 self-storage facilities (six in Ohio, two each in Texas and South Carolina, and one each in North Carolina and Indiana), with 0.9 million net rentable square feet, for $100 million. We will continue to seek to acquire facilities in the remainder of 2016; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to be successful.

Depreciation and amortization with respect to the Non Same Store Facilities decreased $0.3 million during the three months ended March 31, 2016, as compared to the same period in 2015.  Included in depreciation and amortization is amortization of intangible assets, which represent the value of the tenants in place at the time the facilities are acquired and are amortized relative to the benefit of the tenants to each period.  The decrease in the three months ended March 31, 2016, as compared to the same period in 2015 was due primarily to a decrease in intangible amortization from $9.2 million for the three months ended March 31, 2015 to $5.6 million for the same period in 2016, offset partially by increased building depreciation related to facilities developed or acquired since January 1, 2015. Based upon the facilities we own at March 31, 2016, amortization expense with respect to intangibles is estimated at $9.1 million for the remainder of 2016.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, as well as the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$28,642	$26,010	$2,632
Merchandise	8,558	8,232	326
Total revenues	37,200	34,242	2,958

Cost of Operations:
Tenant reinsurance	8,175	5,581	2,594
Merchandise	5,248	5,189	59
Total cost of operations	13,423	10,770	2,653

Net income
Tenant reinsurance	20,467	20,429	38
Merchandise	3,310	3,043	267

Total net income	$23,777	$23,472	$305

Tenant reinsurance operations: Our tenants have the option of purchasing insurance from a non-affiliated insurance company to cover certain losses to their goods stored at our facilities.  A wholly-owned, consolidated subsidiary of Public Storage fully reinsures such policies, assuming all risk of losses under these policies.  The subsidiary received reinsurance premiums, substantially equal to the premiums collected from our tenants, from the non-affiliated insurance company.  Such reinsurance premiums are shown as “Tenant reinsurance premiums” in the above table.

The subsidiary pays a fee to Public Storage to assist with the administration of the program and to allow the insurance to be marketed to our customers.  Such fee represents a substantial amount of the reinsurance premiums received by our subsidiary.  The fee is eliminated in consolidation and is therefore not shown in the above table.

Tenant reinsurance revenue increased from $26.0 million in the three months ended March 31, 2015 to $28.6 million in the three months ended March 31, 2016, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to newly acquired facilities in 2015 and 2016.

We expect continued increases in tenant insurance revenues in the remainder of 2016 due to the same factors noted above; however, we believe the growth rate in the remainder of 2016 will be substantially less than year-over-year growth experienced in 2015.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations increased from $5.6 million in the three months ended March 31, 2015 to $8.2 million in in the three months ended March 31, 2016.  The increase of $2.6 million in ongoing cost of operations for the three months ended March 31, 2016 as compared to the same period in 2015 is due primarily to an increase in exposure associated with more insured tenants and increased claims.

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

Equity in earnings of unconsolidated real estate entities

At March 31, 2016, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$7,331	$9,895	$(2,564)
Shurgard Europe	6,236	5,736	500
Other Investments	597	553	44
Total equity in earnings	$14,164	$16,184	$(2,020)

Investment in PSB: At March 31, 2016 and December 31, 2015, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At March 31, 2016, PSB owned and operated 28.0 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB decreased $2.6 million in the three months ended March 31, 2016 as compared to the same period in 2015, due primarily to our $5.0 million equity share of a gain on sale of real estate recorded by PSB in the three months ended March 31, 2015, offset partially by improved operations.   See Note 4 to

our March 31, 2016 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At March 31, 2016, Shurgard Europe’s operations are comprised of 216 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our March 31, 2016 financial statements for selected financial data on Shurgard Europe for the three months ended March 31, 2016 and 2015.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

In  2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $146 million (€132 million), and issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.

Our equity in earnings from Shurgard Europe increased $0.5 million in the three months ended March 31, 2016 as compared to the same period in 2015.  The increase is due primarily to our $3.0 million equity share of a foreign currency exchange gain on an intercompany note between entities consolidated by Shurgard Europe and improved property operations, offset partially by increased income tax expense (see below) and increased interest expense due to increased outstanding borrowings.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.103 for the three months ended March 31, 2016 and 1.127 for the same period in 2015.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro, as well as the impact of income taxes.

Unlike our operations in the United States, Shurgard Europe operates as a taxable corporation in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense has increased to approximately $1.5 million from $0.6 million in the three months ended March 31, 2016 and 2015, respectively.  We expect continued increases in tax expense incurred by Shurgard Europe in the remainder of 2016 and beyond, as its operations improve and its taxable income increases.

During the three months ending June 30, 2016, we expect to receive $106 million, representing our 49% equity share of a €190.4 million dividend to be paid by Shurgard Europe, funded through cash on hand and increased bank borrowings.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

	Three Months Ended March 31,
	2016	2015	Change
	(Amounts in thousands)

Share-based compensation expense	$8,052	$7,158	$894
Costs of senior executives	4,800	4,300	500
Development and acquisition costs	2,814	2,828	(14)
Tax compliance costs and taxes paid	1,438	1,345	93
Legal costs	2,781	5,028	(2,247)
Public company costs	1,017	1,005	12
Other costs	2,145	2,496	(351)
Total	$23,047	$24,160	$(1,113)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increase in share-based compensation costs in the three months ended March 31, 2016 as compared to the same period in 2015 is due primarily to additional share-based grants and a higher average grant-date fair value per share.  We expect similar increases in share-based compensation in the remainder of 2016 as was experienced in 2015.  See Note 9 to our March 31, 2016 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  During the three months ended March 31, 2016 and 2015, we incurred incremental legal, transfer tax, and other related costs of approximately $0.3 million, and $0.4 million, respectively, in connection with the acquisition of self-storage facilities in each period.  The level of such costs to be incurred in the remainder of 2016 will depend upon the level of acquisition activities, which is not determinable.  The amounts above are net of $2.1 million and $1.9 million in development costs that were capitalized in the three months ended March 31, 2016 and 2015, respectively, to newly developed and expanded self-storage facilities.  Real estate development expenses are expected to increase modestly in the remainder of 2016.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The decrease of $2.2 million in legal costs in the three months ended March 31, 2016 as compared to the same period in 2015 is due primarily to legal fees and expenses associated with certain litigated matters in the three months ended March 31, 2015.  The future level of legal costs is not determinable.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations. The remainder of our interest and other income is comprised primarily of interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Interest income on cash balances has been minimal, because rates have been at historic lows of 0.1% or less, and we expect this trend to continue in the foreseeable future.  We do not expect any significant changes in interest and other income in the remainder of 2016.

Interest expense:  For the three months ended March 31, 2016 and 2015, we incurred $2.1 million and $0.6 million, respectively, of interest on our outstanding debt.  During the three months ended March 31, 2016 and 2015, we capitalized interest of $1.4 million and $0.6 million, respectively, associated with our development activities.  Interest expense incurred increased in the three months ended March 31, 2016, as compared to the same period in 2015, due to increased outstanding debt, primarily €242 million of 2.175% fixed-rate Euro-denominated senior unsecured notes issued on November 3, 2015.  See Note 5 to our March 31, 2016 financial statements for a schedule of our debt balances, principal repayment requirements and average interest rates at March 31, 2016.  On April 12, 2016, we issued €100 million of 1.54% Euro-denominated senior unsecured notes.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Loss: We recorded a foreign currency translation loss of $11.0 million for the three months ended March 31, 2016, representing the change in the U.S. Dollar equivalent of our Senior Notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.136 U.S. Dollars per Euro at March 31, 2016 (1.091 at December 31, 2015).  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Gain on Real Estate Investment Sales:    Gains on real estate investment sales are primarily due to our real estate facilities being condemned by government agencies pursuant to eminent domain proceedings from time to time.  During the three months ended March 31, 2016 and 2015, we sold various equity investments in real estate and real estate assets, recording gains on real estate investment sales totaling $0.7 million and $1.5 million, respectively.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased during the three months ended March 31, 2016 as compared to the same period in 2015; due primarily to lower average outstanding preferred shares.  We also allocated $11.3 million and $4.8 million of income from our common shareholders to the holders of our Preferred Shares in the three months ended March 31, 2016 and 2015, respectively, in connection with the redemption of our Preferred Shares.  Based upon our preferred shares outstanding at March 31, 2016 and excluding our Series Q Preferred Shares that were called for redemption, our quarterly distribution to our preferred shareholders is expected to be approximately $57.0 million.

Liquidity and Capital Resources

Financial Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow and net proceeds from the issuance of preferred securities.  Due to market inefficiency, volatility, and limited capital market breadth for preferred securities, as well as our increased scale and potential capital needs, we have diversified our capital sources by issuing debt as an alternative; see “Debt issuance” below.  Over the long-term, we expect to continue to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.

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

Debt issuance: We have issued €342 million in Euro-denominated senior notes payable to institutional investors (including €100 million issued on April 12, 2016).  We may seek to issue additional medium or long-term debt in the remainder of 2016.

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

As of March 31, 2016, we have capital resources well in excess of our current planned capital needs over the next year totaling $830 million.  Our capital resources include: (i) $306 million of cash as of March 31, 2016, (ii) $485 million of available borrowing capacity on our revolving line of credit, (iii) $300 million to $350 million of expected retained operating cash flow for the next twelve months, (iv) $114 million of net proceeds from a debt issuance on April 12, 2016, and (v) a  $106 million dividend we expect to receive from Shurgard Europe during the three months ending June 30, 2016 (see “Investment in Shurgard Europe” above).  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs consist of (i) $332 million of remaining spend on our current development pipeline, (ii) $100 million in property acquisitions currently under contract, (iii) $23 million in principal repayments on existing debt, and (iv) $375 million for the redemption of our Series Q Preferred Shares on April 15, 2016.  Our capital needs may increase significantly over the remainder of 2016.  We may redeem our Series R Preferred Shares for $487.5 million, we expect to increase our development pipeline and we expect additional property acquisition opportunities.

We believe we have a variety of possibilities to raise additional capital, if needed, to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of March 31, 2016, our outstanding debt totaled approximately $336.7 million, consisting of $61.9 million of secured debt and $274.8 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2016	$23,056
2017	9,459
2018	11,362
2019	1,505
2020	1,585
Thereafter	289,697
$336,664

The remaining maturities on our debt over at least the next five years are nominal compared to our expected annual cash from retained operating cash flow and we do not expect to refinance such debt with the issuance of new secured debt.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $14.4 million in the three months ended March 31, 2016.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2016, we expect to incur approximately $75 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during the three months ended March 31, 2016 totaled $357.3 million, consisting of $62.3 million to preferred shareholders and $295.1 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2016 and excluding our Series Q Preferred Shares that we called for redemption, to be approximately to be approximately $228 million per year.

On April 25, 2016, our Board declared a regular common quarterly dividend of $1.80 per common share, which is an increase of $0.10 over the previous quarter’s distribution.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8 million per year in distributions to noncontrolling interests outstanding at March 31, 2016.

Real Estate Investment Activities: Subsequent to March 31, 2016, we acquired or were under contract to acquire 12 self-storage facilities (six in Ohio, two each in Texas and South Carolina, and one each in North Carolina and Indiana), with 0.9 million net rentable square feet, for $100 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of March 31, 2016 we had development and expansion projects which will add approximately 4.6 million net rentable square feet of storage space at a total cost of approximately $607 million.  A total of $275 million of these costs were incurred through March 31, 2016, with the remaining cost to complete of $332 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: On April 15, 2016, we redeemed our 6.50% Series Q Preferred Shares for $375 million, at par.  Our 6.35% Series R Preferred Shares, with $487.5 million outstanding, becomes redeemable at our option in July 2016; however, redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the three months ended March 31, 2016, we did not repurchase any of our common shares.  From the inception of the repurchase program through May 5, 2016, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at March 31, 2016 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder of
Total		2016	2017	2018	2019	2020	Thereafter

Mortgage notes (1)	$126,250	$29,564	$16,814	$18,577	$8,292	$8,292	$44,711

Senior notes (2)	333,580	4,482	5,976	5,976	5,976	5,976	305,194

Preferred shares called
for redemption (3)	375,000	375,000	-	-	-	-	-

Operating leases (4)	67,373	2,854	2,709	2,430	2,373	2,371	54,636

Construction commitments (5)	127,591	102,073	25,518	-	-	-	-

Total	$1,029,794	$513,973	$51,017	$26,983	$16,641	$16,639	$404,541

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our March 31, 2016 financial statements for additional information on our notes payable.

(2)Reflects €242 million of Euro-denominated senior unsecured notes, bearing interest at a fixed rate of 2.175% and maturing in ten years.  The table excludes an additional €100 million of Euro-denominated senior unsecured notes issued on April 12, 2106, bearing interest at a fixed rate of 1.54% and maturing in eight years.

(3)Represents the liquidation amount for our Series Q Preferred Shares which were redeemed on April 15, 2016.

(4)Represents future contractual payments on land, equipment and office space under various operating leases.

(5)Amounts exclude an additional $204.5 million in future expected development spending that was not under contract at March 31, 2016.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at March 31, 2016 and excluding our Series Q Preferred Shares that we called for redemption, to be approximately $228 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At March 31, 2016, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $337 million and represents 3.7% of the book value of our equity at March 31, 2016.

We have foreign currency exposure at March 31, 2016 related to i) our investment in Shurgard Europe, with a book value of $395 million and ii) €242 million ($275 million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at March 31, 2016 approximates book value.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.5% at March 31, 2016.  See Note 5 to our March 31, 2016 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total

Fixed rate debt	$23,056	$9,459	$11,362	$1,505	$1,585	$289,697	$336,664

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.Legal Proceedings

We are a party to various legal proceedings and subject to various claims and complaints; however, we believe that the likelihood of these contingencies resulting in a material loss to the Company, either individually or in the aggregate, is remote.

ITEM 1A.Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in our Annual Report on Form 10-K filed for the year ended December 31, 2015, in Part I, Item 1A, Risk Factors, and in our other filings with the SEC.  These factors may materially affect our business, financial condition and operating results and could cause our actual results to differ materially from expectations.  In addition, in considering the forward-looking statements contained in this Form 10-Q and elsewhere, you should refer to the qualifications and limitations on our forward-looking statements that are described in Forward Looking Statements at the beginning of Part I, Item 2 of this Form 10-Q.

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through May 5, 2016, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of March 31, 2016.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We had no preferred redemptions during the three months ended March 31, 2016.

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
DATED: May 5, 2016 PUBLIC STORAGE

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