Form 10-Q
period 2016-06-30
Public Storage
filed 2016-08-05
CIK 1393311

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

[   ]  Yes  [X]  No

Indicate the number of the registrant’s outstanding common shares of beneficial interest, as of August 3, 2016:

Common Shares of beneficial interest, $.10 par value per share – 173,401,388 shares

PUBLIC STORAGE

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Balance Sheets at June 30, 2016 and December 31, 2015	1

	Statements of Income for the Three and Six Months Ended June 30, 2016 and 2015	2

	Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015	3

	Statement of Equity for the Six Months Ended June 30, 2016	4

	Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	5-6

	Condensed Notes to Financial Statements	7-28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-53

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	54

PART II	OTHER INFORMATION (Items 3, 4 and 5 are not applicable)

Item 1.	Legal Proceedings	55

Item 1A.	Risk Factors	55

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6.	Exhibits	55

PUBLIC STORAGE

BALANCE SHEETS

 (Amounts in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents	$260,124	$104,285
Real estate facilities, at cost:
Land	3,686,289	3,564,810
Buildings	9,884,371	9,640,451
	13,570,660	13,205,261
Accumulated depreciation	(5,064,423)	(4,866,738)
	8,506,237	8,338,523
Construction in process	228,103	219,190
	8,734,340	8,557,713

Investments in unconsolidated real estate entities	696,069	809,308
Goodwill and other intangible assets, net	213,396	211,458
Other assets	93,208	95,468
Total assets	$9,997,137	$9,778,232

LIABILITIES AND EQUITY

Senior unsecured notes	$379,792	$263,940
Mortgage notes	57,043	55,076
Preferred shares called for redemption (Note 7)	487,500	-
Accrued and other liabilities	305,769	261,578
Total liabilities	1,230,104	580,594

Commitments and contingencies (Note 11)

Equity:
Public Storage shareholders’ equity:
Preferred Shares, $0.01 par value, 100,000,000 shares authorized,
147,700 shares issued (in series) and outstanding, (162,200 at
December 31, 2015), at liquidation preference	3,692,500	4,055,000
Common Shares, $0.10 par value, 650,000,000 shares authorized,
173,098,015 shares issued and outstanding (172,921,241 shares at
December 31, 2015)	17,310	17,293
Paid-in capital	5,598,846	5,601,506
Accumulated deficit	(491,912)	(434,610)
Accumulated other comprehensive loss	(78,991)	(68,548)
Total Public Storage shareholders’ equity	8,737,753	9,170,641
Noncontrolling interests	29,280	26,997
Total equity	8,767,033	9,197,638
Total liabilities and equity	$9,997,137	$9,778,232

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF INCOME

 (Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenues:
Self-storage facilities	$594,387	$551,028	$1,168,973	$1,081,665
Ancillary operations	39,801	37,587	77,001	71,829
	634,188	588,615	1,245,974	1,153,494

Expenses:
Self-storage cost of operations	157,687	147,826	317,550	309,068
Ancillary cost of operations	14,317	13,271	27,740	24,041
Depreciation and amortization	107,013	106,473	212,141	213,619
General and administrative	18,321	20,988	41,368	45,148
	297,338	288,558	598,799	591,876

Operating income	336,850	300,057	647,175	561,618
Interest and other income	4,028	3,815	7,864	7,852
Interest expense	(1,378)	-	(2,089)	-
Equity in earnings of unconsolidated real estate entities	10,227	7,480	24,391	23,664
Foreign currency exchange gain (loss)	8,632	-	(2,322)	-
Gain on real estate investment sales	-	16,688	689	18,160
Net income	358,359	328,040	675,708	611,294
Allocation to noncontrolling interests	(1,700)	(1,635)	(3,176)	(3,108)
Net income allocable to Public Storage shareholders	356,659	326,405	672,532	608,186
Allocation of net income to:
Preferred shareholders	(59,216)	(61,449)	(121,488)	(125,004)
Preferred shareholders - redemptions (Note 7)	(15,537)	-	(26,873)	(4,784)
Restricted share units	(1,131)	(1,030)	(2,061)	(1,859)
Net income allocable to common shareholders	$280,775	$263,926	$522,110	$476,539
Net income per common share:
Basic	$1.62	$1.53	$3.02	$2.76
Diluted	$1.61	$1.52	$3.00	$2.75

Basic weighted average common shares outstanding	173,087	172,629	173,032	172,575
Diluted weighted average common shares outstanding	174,000	173,387	173,925	173,377

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF COMPREHENSIVE INCOME

 (Amounts in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$358,359	$328,040	$675,708	$611,294
Other comprehensive income (loss):
Aggregate foreign currency exchange income (loss)	(4,681)	17,049	(11,824)	(13,367)
Adjust for foreign currency exchange (income) loss
included in net income	(6,537)	-	1,381	-
Other comprehensive income (loss)	(11,218)	17,049	(10,443)	(13,367)
Total comprehensive income	347,141	345,089	665,265	597,927
Allocation to noncontrolling interests	(1,700)	(1,635)	(3,176)	(3,108)
Comprehensive income allocable to
Public Storage shareholders	$345,441	$343,454	$662,089	$594,819

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF EQUITY

 (Amounts in thousands, except share and per share amounts)

(Unaudited)

				Accumulated	Total
Cumulative				Other	Public Storage
Preferred	Common	Paid-in	Accumulated	Comprehensive	Shareholders’	Noncontrolling	Total
Shares	Shares	Capital	Deficit	Loss	Equity	Interests	Equity

Balances at December 31, 2015	$4,055,000	$17,293	$5,601,506	$(434,610)	$(68,548)	$9,170,641	$26,997	$9,197,638
Cumulative effect of a change in accounting
principle (Note 9)	-	-	789	(789)	-	-	-	-
Balances at December 31, 2015, as adjusted	4,055,000	17,293	5,602,295	(435,399)	(68,548)	9,170,641	26,997	9,197,638
Issuance of 20,000 preferred shares (Note 7)	500,000	-	(16,322)	-	-	483,678	-	483,678
Redemption of 34,500 preferred shares (Note 7)	(862,500)	-	-	-	-	(862,500)	-	(862,500)
Issuance of common shares in connection with
share-based compensation (176,774 shares)
(Note 9)	-	17	10,708	-	-	10,725	-	10,725
Cash paid in lieu of common shares, net of
share-based compensation expense (Note 9)	-	-	2,165	-	-	2,165	-	2,165
Contributions by noncontrolling interests	-	-	-	-	-	-	2,747	2,747
Net income	-	-	-	675,708	-	675,708	-	675,708
Net income allocated to noncontrolling interests	-	-	-	(3,176)	-	(3,176)	3,176	-
Distributions to equity holders:
Preferred shares (Note 7)	-	-	-	(121,488)	-	(121,488)	-	(121,488)
Noncontrolling interests	-	-	-	-	-	-	(3,640)	(3,640)
Common shares and restricted share units
($3.50 per share)	-	-	-	(607,557)	-	(607,557)	-	(607,557)
Other comprehensive loss (Note 2)	-	-	-	-	(10,443)	(10,443)	-	(10,443)
Balances at June 30, 2016	$3,692,500	$17,310	$5,598,846	$(491,912)	$(78,991)	$8,737,753	$29,280	$8,767,033

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2016		2015
Cash flows from operating activities:
Net income	$675,708	$611,294
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on real estate investment sales	(689)	(18,160)
Depreciation and amortization	212,141	213,619
Equity in earnings of unconsolidated real estate entities	(24,391)	(23,664)
Distributions from retained earnings of unconsolidated
real estate entities	60,587	16,361
Foreign currency exchange loss	2,322	-
Other	39,036	40,175
Total adjustments	289,006	228,331
Net cash provided by operating activities	964,714	839,625
Cash flows from investing activities:
Capital expenditures to maintain real estate facilities	(38,236)	(29,757)
Construction in process	(134,998)	(100,393)
Acquisition of real estate facilities and intangible assets	(184,657)	(87,783)
Distributions in excess of retained earnings from
unconsolidated real estate entities	67,420	-
Proceeds from sale of real estate investments	1,393	13,929
Other	1,283	16,030
Net cash used in investing activities	(287,795)	(187,974)
Cash flows from financing activities:
Borrowings on bank credit facility	-	11,000
Repayments on notes payable	(10,592)	(16,282)
Issuance of senior unsecured notes	113,620	-
Issuance of preferred shares	483,678	-
Issuance of common shares	10,725	10,488
Redemption of preferred shares	(375,000)	(145,000)
Cash paid upon vesting in lieu of issuing common shares	(13,304)	(13,591)
Contributions by noncontrolling interests	2,747	-
Distributions paid to Public Storage shareholders	(729,045)	(661,633)
Distributions paid to noncontrolling interests	(3,640)	(3,191)
Net cash used in financing activities	(520,811)	(818,209)
Net increase (decrease) in cash and cash equivalents	156,108	(166,558)
Net effect of foreign exchange translation on cash and cash equivalents	(269)	(898)
Cash and cash equivalents at the beginning of the period	104,285	187,712
Cash and cash equivalents at the end of the period	$260,124	$20,256

See accompanying notes.

PUBLIC STORAGE

STATEMENTS OF CASH FLOWS

 (Amounts in thousands)

(Unaudited)

Six Months Ended June 30,
2016		2015
Supplemental schedule of non-cash investing and
financing activities:

Foreign currency translation adjustment:
Real estate facilities, net of accumulated depreciation	$641	$(119)
Investments in unconsolidated real estate entities	8,682	12,588
Senior unsecured notes	2,232	-
Accumulated other comprehensive loss	(11,824)	(13,367)

Preferred shares called for redemption and reclassified to liabilities	487,500	-
Preferred shares called for redemption and reclassified from equity	(487,500)	-

Real estate acquired in exchange for assumption of notes payable	(12,945)	-
Notes payable assumed in connection with acquisition of real estate	12,945	-

Accrued construction costs and capital expenditures:
Capital expenditures to maintain real estate facilities	(6,709)	(2,704)
Construction in process	(10,904)	308
Accrued and other liabilities	17,613	2,396

See accompanying notes.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1.Description of the Business

Public Storage (referred to herein as “the Company”, “we”, “us”, or “our”), a Maryland real estate investment trust (“REIT”), was organized in 1980.  Our principal business activities include the ownership and operation of self-storage facilities which offer storage spaces for lease, generally on a month-to-month basis, for personal and business use, ancillary activities such as merchandise sales and tenant reinsurance to the tenants at our self-storage facilities, as well as the acquisition and development of additional self-storage space.

At June 30,  2016, we have direct and indirect equity interests in 2,310 self-storage facilities (with approximately 151 million net rentable square feet) located in 38 states in the United States (“U.S.”) operating under the “Public Storage” name.  We also own one self-storage facility in London, England and we have a 49% interest in Shurgard Europe, which owns 217 self-storage facilities (with approximately 12 million net rentable square feet) located in seven Western European countries, all operating under the “Shurgard” name.  We also have direct and indirect equity interests in approximately 29 million net rentable square feet of commercial space located in nine states in the U.S. primarily owned and operated by PS Business Parks, Inc. (“PSB”) under the “PS Business Parks” name.  At June 30, 2016, we have an approximate 42% common equity interest in PSB.

Disclosures of the number and square footage of facilities, as well as the number and coverage of tenant reinsurance policies (Note 11) are unaudited and outside the scope of our independent registered public accounting firm’s review of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board (U.S.).

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board (“FASB") Accounting Standards Codification (the “Codification”), including guidance with respect to interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  While they do not include all of the disclosures required by GAAP for complete financial statements, we believe that we have included all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 due to seasonality and other factors.  These interim financial statements should be read together with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain amounts previously reported in our June 30, 2015 financial statements have been reclassified to conform to the June 30, 2016 presentation.  We reclassified the revenues and cost of operations, net for our wholly-owned commercial facilities and property management operations as interest and other income (aggregates of approximately $4.0 million and $1.1 million for the three months ended June 30, 2015, respectively, and $8.5 million and $2.3 million for the six months ended June 30, 2015, respectively), rather than as ancillary revenues and ancillary cost of operations.  We also revised our reportable segment presentation in Note 10, including renaming (i) our “Domestic Self-Storage” segment to “Self-Storage Operations,” (ii) our “European Self-Storage” segment to “Investment in Shurgard Europe,” (iii) our “Commercial” segment to “Investment in PSB,” removing our commercial facilities’ operations from this segment, and (iv) presenting a new segment called “Ancillary Operations” reflecting the sale of merchandise at our self-storage facilities and reinsurance of policies covering losses to goods stored by our tenants at our facilities.  Each of these

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

reclassifications reflects changes to enhance the usefulness of this information based upon the relative significance of these activities to our aggregate operating results.

On our statement of cash flows for the six months ended June 30, 2015, we reclassified as cash flows from financing activities the $13.6 million we paid for the restricted share units that we withheld upon their vesting for tax requirements, in connection with a recently issued accounting pronouncement related to employee share-based payment accounting we early adopted effective January 1, 2016.  We previously included these amounts within operating activities (see “Recent Accounting Pronouncements and Guidance” below).

Consolidation and Equity Method of Accounting

We consider entities to be Variable Interest Entities (“VIEs”) when they have insufficient equity to finance their activities without additional subordinated financial support provided by other parties, or the equity holders as a group do not have a controlling financial interest.  We consolidate VIEs when we have (i) the power to direct the activities most significantly impacting economic performance, and (ii) either the obligation to absorb losses or the right to receive benefits from the VIE.  We have no involvement with any material VIEs.  We consolidate all other entities when we control them through voting shares or contractual rights.  The entities we consolidate, for the period in which the reference applies, are referred to collectively as the “Subsidiaries”, and we eliminate intercompany transactions and balances.

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

Collectively, at June 30, 2016, the Company and the Subsidiaries own 2,298 self-storage facilities in the U.S., one self-storage facility in London, England and three commercial facilities in the U.S.  At June 30, 2016, the Unconsolidated Real Estate Entities are comprised of PSB, Shurgard Europe, as well as limited partnerships that own an aggregate of 12 self-storage facilities in the U.S. (these limited partnerships, for the periods in which the reference applies, are referred to as the “Other Investments”).

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Our merchandise and tenant reinsurance operations are subject to corporate income tax and such taxes are included in ancillary cost of operations.  We also incur income and other taxes in certain states, which are included in general and administrative expense.

We recognize tax benefits of uncertain income tax positions that are subject to audit only if we believe it is more likely than not that the position would ultimately be sustained assuming the relevant taxing authorities had full knowledge of the relevant facts and circumstances of our positions.  As of June 30, 2016, we had no tax benefits that were not recognized.

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

Accrued and Other Liabilities

Accrued and other liabilities consist primarily of rents prepaid by our tenants, trade payables, property tax accruals, accrued payroll, accrued tenant reinsurance losses, and contingent loss accruals when probable and estimable, and we believe that the fair value of our accrued and other liabilities approximates book value, due to the short period until repayment.  We disclose the nature of significant unaccrued losses that are reasonably possible of occurring and, if estimable, a range of exposure.

Cash Equivalents, Marketable Securities and Other Financial Instruments

Cash equivalents represent highly liquid financial instruments such as money market funds with daily liquidity or short-term commercial paper or treasury securities maturing within three months of acquisition.  Cash and cash equivalents which are restricted from general corporate use are included in other assets.  Commercial paper not maturing within three months of acquisition, which we intend and have the capacity to hold until maturity, are included in marketable securities and accounted for using the effective interest method.  We believe that the book value of all such financial instruments for all periods presented approximates fair value, due to the short period to maturity.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Fair Value

As used herein, the term “fair value” is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Our estimates of fair value involve considerable judgment and are not necessarily indicative of the amounts that could be realized in current market exchanges.

We estimate the fair value of our cash and cash equivalents, marketable securities, other assets, debt, and other liabilities by applying a discount rate to the future cash flows of the financial instrument.  The discount rate is based upon quoted interest rates for securities that have similar characteristics such as credit quality and time to maturity; such quoted interest rates are referred to generally as “Level 2” inputs.

Currency and Credit Risk

Financial instruments that are exposed to credit risk consist primarily of cash and cash equivalents, certain portions of other assets including rents receivable from our tenants and restricted cash.  Cash equivalents we invest in are either money market funds with a rating of at least AAA by Standard and Poor’s, commercial paper that is  rated A1 by Standard and Poor’s or deposits with highly rated commercial banks.

At June 30, 2016, due primarily to our investment in Shurgard Europe (Note 4) and our senior unsecured notes denominated in Euros (Note 5), our operating results and financial position are affected by fluctuations in currency exchange rates between the Euro, and to a lesser extent, other European currencies, against the U.S. Dollar.

Goodwill and Other Intangible Assets

Intangible assets are comprised of goodwill, the “Shurgard” trade name, acquired customers in place, and leasehold interests in land.

Goodwill totaled $174.6 million at June 30, 2016 and December 31, 2015.  The “Shurgard” trade name, which is used by Shurgard Europe pursuant to a fee-based licensing agreement, has a book value of $18.8 million at June 30, 2016 and December 31, 2015.  Goodwill and the “Shurgard” trade name have indefinite lives and are not amortized.

Acquired customers in place and leasehold interests in land are finite-lived and are amortized relative to the benefit of the customers in place or the benefit to land lease expense to each period.  At June 30, 2016, these intangibles had a net book value of $19.9 million ($18.0 million at December 31, 2015).  Accumulated amortization totaled $51.9 million at June 30, 2016 ($66.4 million at December 31, 2015), and amortization expense of $10.5 million and $15.9 million was recorded in the six months ended June 30, 2016 and 2015, respectively.  The estimated future amortization expense for our finite-lived intangible assets at June 30, 2016 is approximately $7.5 million in the remainder of 2016, $5.6 million in 2017 and $6.8 million thereafter.  During the six months ended June 30, 2016, intangibles were increased $12.5 million in connection with the acquisition of self-storage facilities (Note 3).

Evaluation of Asset Impairment

We evaluate our real estate and finite-lived intangible assets for impairment each quarter.  If there are indicators of impairment and we determine that the asset is not recoverable from future undiscounted cash flows

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Foreign Currency Exchange Translation

The local currency (primarily the Euro) is the functional currency for our interests in foreign operations.  The related balance sheet amounts are translated into U.S. Dollars at the exchange rates at the respective financial statement date, while amounts on our statements of income are translated at the average exchange rates during the respective period.  When financial instruments denominated in a currency other than the U.S. Dollar are expected to be settled in cash in the foreseeable future, the impact of changes in the U.S. Dollar equivalent are reflected in current earnings.  The Euro was translated at exchange rates of approximately 1.110 U.S. Dollars per Euro at June 30, 2016 (1.091 at December 31, 2015), and average exchange rates of 1.129 and 1.106 for the three months ended June 30, 2016 and 2015, respectively, and an average exchange rate of 1.116 for the each of six month periods ended June 30, 2016 and 2015.  Cumulative translation adjustments, to the extent not included in cumulative net income, are included in equity as a component of accumulated other comprehensive income (loss).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Comprehensive Income

Total comprehensive income represents net income, adjusted for changes in other comprehensive income (loss) for the applicable period.  The aggregate foreign currency exchange gains and losses reflected on our statements of comprehensive income are primarily related to our investment in Shurgard Europe and our senior unsecured notes denominated in Euros.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation – Amendments to the Consolidation Analysis, which modifies (i) the criteria for and the analysis of the identification of consolidation of variable interest entities, particularly when fee arrangements and related party relationships are involved, and (ii) the consolidation analysis for partnerships.  We adopted this standard effective January 1, 2016, which did not change the consolidation status of any entities in which we have an interest; however, certain entities began to be considered VIE’s as a result of the change.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  We early adopted this standard effective January 1, 2016.  Under this standard, a share-based compensation-related tax liability paid on behalf of employees in lieu of shares received is classified as a financing activity on the statement of cash flows, rather than as an operating activity as we had previously presented such amounts.  We applied this provision retrospectively.  The standard also allows a company to choose, with respect to recording share-based expense, between (i) recognizing forfeitures only as they occur or (ii) estimating future forfeitures in advance.  We chose to recognize forfeitures only as they occur, rather than estimating in advance, accordingly, effective January 1, 2016, under the modified retrospective transition method as required by the standard, we recorded a cumulative-effect adjustment of $0.8 million to increase accumulated deficit and increase paid-in capital for the impact of estimated future forfeitures after December 31, 2015 (Note 9).

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

Basic and diluted per common share are each calculated based upon net income allocable to common shareholders presented on the face of our income statement, divided by (i) in the case of basic net income per common share, weighted average common shares, and (ii) in the case of diluted income per share, weighted average common shares adjusted for the impact, if dilutive, of stock options outstanding (Note 9).  The following table reconciles from basic to diluted common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands)

Weighted average common shares and equivalents
outstanding:
Basic weighted average common
shares outstanding	173,087	172,629	173,032	172,575
Net effect of dilutive stock options -
based on treasury stock method	913	758	893	802
Diluted weighted average common
shares outstanding	174,000	173,387	173,925	173,377

3.Real Estate Facilities

Activity in real estate facilities during the six months ended June 30, 2016 is as follows:

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Six Months Ended
June 30, 2016
(Amounts in thousands)
Operating facilities, at cost:
Beginning balance	$13,205,261
Capital expenditures to maintain real estate facilities	44,945
Acquisitions	185,150
Newly developed facilities opened for operation	136,989
Impact of foreign exchange rate changes	(1,685)
Ending balance	13,570,660
Accumulated depreciation:
Beginning balance	(4,866,738)
Depreciation expense	(198,729)
Impact of foreign exchange rate changes	1,044
Ending balance	(5,064,423)
Construction in process:
Beginning balance	219,190
Current development	145,902
Newly developed facilities opened for operation	(136,989)
Ending balance	228,103
Total real estate facilities at June 30, 2016	$8,734,340

During the six months ended June 30, 2016, we acquired 24 self-storage facilities (1,703,000 net rentable square feet), for a total cost of $197.6 million, consisting of $184.7 million in cash and the assumption of $12.9 million in mortgage debt.  Approximately $12.5 million of the total cost was allocated to intangible assets.  We completed expansion and development activities during the six months ended June 30, 2016, adding 1,269,000 net rentable square feet of self-storage space, at an aggregate cost of $137.0 million.  Construction in process at June 30, 2016 consists of projects to develop new self-storage facilities and expand existing self-storage facilities, which would add a total of 4.9 million net rentable square feet of storage space, for an aggregate estimated cost of approximately $630.7 million.

4.Investments in Unconsolidated Real Estate Entities

The following table sets forth our investments in, and equity earnings of, the Unconsolidated Real Estate Entities (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	Investments in Unconsolidated Real Estate Entities at
	June 30, 2016	December 31, 2015

PSB	$407,954	$414,450
Shurgard Europe	281,674	388,367
Other Investments (A)	6,441	6,491
Total	$696,069	$809,308

	Equity in Earnings of Unconsolidated Real Estate Entities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

PSB	$7,869	$5,516	$15,200	$15,411
Shurgard Europe	1,706	1,355	7,942	7,091
Other Investments (A)	652	609	1,249	1,162
Total	$10,227	$7,480	$24,391	$23,664

(A)

At June 30, 2016 and December 31, 2015, the “Other Investments” include an average 26% common equity ownership in limited partnerships that collectively own 12 self-storage facilities.  In the six months ended June 30, 2016, we sold one of the Other Investments resulting in a $0.7 million gain on real estate investment sales on our income statement.

During the six months ended June 30, 2016 and 2015, we received cash distributions from our investments in the Unconsolidated Real Estate Entities totaling $128.0 million and $16.4 million, respectively.  For the six months ended June 30, 2016, $67.4 million of the distributions received exceeded the retained earnings of the Unconsolidated Real Estate Entities and are presented as an investing activity on our statement of cash flows.  At June 30, 2016, the cost of our investment in the Unconsolidated Real Estate Entities exceeds our pro rata share of the underlying equity by approximately $59 million ($62 million at December 31, 2015).  This differential is being amortized as a reduction in equity in earnings of the Unconsolidated Real Estate Entities based upon allocations to the underlying net assets.  Such amortization was approximately $0.9 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively.

Investment in PSB

PSB is a REIT traded on the New York Stock Exchange.  We have an approximate 42% common equity interest in PSB as of June 30, 2016 and December 31, 2015, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units (“LP Units”) in an operating partnership controlled by PSB.  The LP Units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.  Based upon the closing price at June 30, 2016 ($106.08 per share of PSB common stock), the shares and units we owned had a market value of approximately $1.5 billion.

The following table sets forth selected financial information of PSB.  The amounts represent all of PSB’s balances and not our pro-rata share.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Amounts in thousands)

Total assets (primarily real estate)	$1,982,082	$2,186,658
Debt	54,000	250,000
Other liabilities	74,335	76,059
Equity:
Preferred stock	920,000	920,000
Common equity and LP units	933,747	940,599

	2016	2015
	(Amounts in thousands)
For the six months ended June 30,
Total revenue	$192,191	$185,543
Costs of operations	(61,644)	(61,803)
Depreciation and amortization	(50,255)	(53,258)
General and administrative	(9,012)	(6,896)
Other items	(4,877)	(6,409)
Gain on sale of facilities	-	12,487
Net income	66,403	69,664
Allocations to preferred shareholders and
restricted share unitholders	(27,924)	(30,384)
Net income allocated to common shareholders
and LP Unitholders	$38,479	$39,280

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

Changes in foreign currency exchange rates caused our investment in Shurgard Europe to decrease by approximately $8.7 million and $12.6 million in the six months ended June 30, 2016 and 2015, respectively.  Included in our equity in earnings of Shurgard Europe for the six months ended June 30, 2016, is an increase of $0.9 million for the recognition of accumulated comprehensive income, representing a decrease to equity rather than an increase to investments in unconsolidated real estate entities.

The following table sets forth selected consolidated financial information of Shurgard Europe based upon all of Shurgard Europe’s balances for all periods, rather than our pro rata share.  Such amounts are based upon our historical acquired book basis.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Amounts in thousands)

Total assets (primarily self-storage facilities)	$1,355,170	$1,476,632
Total debt to third parties	743,016	662,336
Other liabilities	123,451	110,522
Equity	488,703	703,774

Exchange rate of Euro to U.S. Dollar	1.110	1.091

	2016	2015
	(Amounts in thousands)
For the six months ended June 30,
Self-storage and ancillary revenues	$125,546	$112,683
Self-storage and ancillary cost of operations	(49,828)	(44,244)
Depreciation and amortization	(34,555)	(29,339)
General and administrative and income tax expense (a)	(12,656)	(9,987)
Interest expense on third party debt	(10,381)	(6,929)
Trademark license fee payable to Public Storage	(1,265)	(1,128)
Foreign exchange gain and other, net (b)	(1,919)	(7,713)

Net income	$14,942	$13,343
Average exchange rates of Euro to the U.S. Dollar	1.116	1.116

(a)	Amounts include approximately $5.7 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively, in income tax expense.
(b)

Amounts during the six months ended June 30, 2016 include  a $1.9 million foreign exchange gain on a repaid intercompany note between entities consolidated by Shurgard Europe, and amounts during the same period in 2015 include $6.9 million in costs associated with the acquisition of real estate facilities.

5.Borrowings

Credit Facility

We have a revolving credit agreement (the “Credit Facility”) with an aggregate borrowing limit totaling $500 million, which expires on March 31, 2020.  Amounts drawn on the Credit Facility bear annual interest at rates ranging from LIBOR plus 0.850% to LIBOR plus 1.450% depending upon the ratio of our Total Indebtedness to Gross Asset Value (as defined in the Credit Facility) (LIBOR plus 0.850% at June 30, 2016).  In addition, we are required to pay a quarterly facility fee ranging from 0.080% per annum to 0.250% per annum depending upon the ratio of our Total Indebtedness to our Gross Asset Value (0.080% per annum at June 30, 2016).  At June 30, 2016 and August 4, 2016, we had no outstanding borrowings under this Credit Facility.  We had undrawn standby letters of credit, which reduce our borrowing capacity, totaling $15.2 million at June 30, 2016 ($14.9 million at December 31, 2015).  The Credit Facility has various customary restrictive covenants, all of which we were in compliance with at June 30, 2016.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Senior Unsecured Notes

At June 30, 2016 and December 31, 2015, we had €342.0 million ($379.8 million) and €242.0 million  ($263.9 million), respectively, of Euro-denominated senior unsecured notes payable to institutional investors (collectively, the “Senior Unsecured Notes”).  The Senior Unsecured Notes consists of two tranches, (i) €242.0 million (2.175% fixed rate of interest) which matures in November 2025 and (ii) €100.0 million (1.54% fixed rate of interest), which was issued on April 12, 2016 for $113.6 million in net proceeds upon converting the Euros to U.S. Dollars, which matures in April 2024.  The fair value of our Senior Unsecured Notes was approximately $395.0 million at June 30, 2016 ($263.9 million at December 31, 2015).

We reflect changes in the U.S. Dollar equivalent of the amount payable, as a result of changes in foreign exchange rates as “foreign currency exchange gain (loss)” on our income statement (an $8.6 million gain and a $2.2 million loss for the three and six months ended June 30, 2016, respectively).  The Senior Unsecured Notes have various customary financial covenants, all of which we were in compliance with at June 30, 2016.

Mortgage Notes

During the six months ended June 30, 2016, we assumed mortgage debt with contractual values and interest rates of $12.9 million and of 4.2%, respectively, which approximated market rates, in connection with the acquisition of real estate facilities.

The carrying amounts of our mortgage notes (the “Mortgage Notes”) at June 30, 2016 and December 31, 2015, totaled $57.0 million and $55.1 million, respectively, which approximates contractual note values and estimated fair values.  These notes were assumed in connection with acquisitions of real estate facilities and recorded at fair value with any premium or discount to the stated note balance amortized using the effective interest method.  At June 30, 2016, the notes are secured by 35 real estate facilities with a net book value of approximately $181.0 million, have contractual interest rates between 2.9% and 7.1%, and mature between October 2016 and September 2028.

At June 30, 2016, approximate principal maturities of our Senior Unsecured Notes and Mortgage Notes are (amounts in thousands):

	Senior	Mortgage
	Unsecured Notes	Notes	Total
Remainder of 2016	$-	$18,236	$18,236
2017	-	9,434	9,434
2018	-	11,333	11,333
2019	-	1,505	1,505
2020	-	1,585	1,585
Thereafter	379,792	14,950	394,742
	$379,792	$57,043	$436,835
Weighted average effective rate	2.0%	4.2%	2.3%

Cash paid for interest totaled $4.7 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.  Interest capitalized as real estate totaled $2.6 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

6.Noncontrolling Interests

At June 30, 2016, the noncontrolling interests represent (i) third-party equity interests in subsidiaries owning 13 operating self-storage facilities and seven self-storage facilities that are under construction and (ii) 231,978 partnership units held by third-parties in a subsidiary that are convertible on a one-for-one basis (subject to certain limitations) into common shares of the Company at the option of the unitholder (collectively, the “Noncontrolling Interests”).  At June 30, 2016, the Noncontrolling Interests cannot require us to redeem their interests, other than pursuant to a liquidation of the subsidiary.  During the six months ended June 30, 2016 and 2015, we allocated a total of $3.2 million and $3.1 million, respectively, of income to these interests; and we paid $3.6 million and $3.2 million, respectively, in distributions to these interests.

During the six months ended June 30, 2016, Noncontrolling Interests contributed $2.7 million (none during the six months ended June 30, 2015).

7.Shareholders’ Equity

Preferred Shares

At June 30, 2016 and December 31, 2015, we had the following series of Cumulative Preferred Shares (“Preferred Shares”) outstanding:

			At June 30, 2016		At December 31, 2015
Series	Earliest Redemption Date	Dividend Rate	Shares Outstanding	Liquidation Preference	Shares Outstanding	Liquidation Preference
			(Dollar amounts in thousands)
Series Q	4/14/2016	6.500%	-	$-	15,000	$375,000
Series R	7/26/2016	6.350%	-	-	19,500	487,500
Series S	1/12/2017	5.900%	18,400	460,000	18,400	460,000
Series T	3/13/2017	5.750%	18,500	462,500	18,500	462,500
Series U	6/15/2017	5.625%	11,500	287,500	11,500	287,500
Series V	9/20/2017	5.375%	19,800	495,000	19,800	495,000
Series W	1/16/2018	5.200%	20,000	500,000	20,000	500,000
Series X	3/13/2018	5.200%	9,000	225,000	9,000	225,000
Series Y	3/17/2019	6.375%	11,400	285,000	11,400	285,000
Series Z	6/4/2019	6.000%	11,500	287,500	11,500	287,500
Series A	12/2/2019	5.875%	7,600	190,000	7,600	190,000
Series B	1/20/2021	5.400%	12,000	300,000	-	-
Series C	5/17/2021	5.125%	8,000	200,000	-	-
Total Preferred Shares			147,700	$3,692,500	162,200	$4,055,000

The holders of our Preferred Shares have general preference rights with respect to liquidation, quarterly distributions and any accumulated unpaid distributions.  Except under certain conditions and as noted below, holders of the Preferred Shares will not be entitled to vote on most matters.  In the event of a cumulative arrearage equal to six quarterly dividends, holders of all outstanding series of preferred shares (voting as a single class without regard to series) will have the right to elect two additional members to serve on our board

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

of trustees (the “Board”) until the arrearage has been cured.  At June 30, 2016, there were no dividends in arrears.

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

On May 17, 2016, we issued 8.0 million depositary shares, each representing 1/1,000 of a share of our 5.125% Series C Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $200.0 million in gross proceeds, and we incurred $6.4 million in issuance costs.

In March 2016, we called for redemption of, and on April 15, 2016, we redeemed our 6.500% Series Q Preferred Shares, at par.  We recorded a $11.3 million allocation of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2016 in connection with this redemption.

In June 2016, we called for redemption of, and on July 26, 2016, we redeemed our 6.350% Series R Preferred Shares, at par.  The liquidation value (at par) of $487.5 million was reclassified as a liability at June 30, 2016.  We recorded a $15.5 million allocation of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2016 in connection with this redemption.

Distributions

Common share dividends, including amounts paid to our restricted share unitholders, totaled $312.5 million ($1.80 per share) and $294.3 million ($1.70 per share) for the three months ended June 30, 2016 and 2015, respectively, and $607.6 million ($3.50 per share) and $536.6 million ($3.10 per share) for the six months ended June 30, 2016 and 2015, respectively.  Preferred share dividends totaled $59.2 million and $61.4 million for the three months ended June 30, 2016 and 2015, respectively, and $121.5 million and $125.0 million for the six months ended June 30, 2016 and 2015, respectively.

8.Related Party Transactions

B. Wayne Hughes, our former Chairman and his family, including his daughter Tamara Hughes Gustavson and his son B. Wayne Hughes, Jr., who are both members of our Board of Trustees, collectively own approximately 14.3% of our common shares outstanding at June 30, 2016.

At June 30, 2016, B. Wayne Hughes and Tamara Hughes Gustavson together owned and controlled 56 self-storage facilities in Canada.  These facilities operate under the “Public Storage” tradename, which we license to the owners of these facilities for use in Canada on a royalty-free, non-exclusive basis. Our

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

subsidiaries reinsure risks relating to loss of goods stored by customers in these facilities, and have received approximately $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.  Our right to continue receiving these premiums may be qualified.  We have no ownership interest in these facilities and we do not own or operate any facilities in Canada. If we chose to acquire or develop our own facilities in Canada, we would have to share the use of the “Public Storage” name in Canada with the facilities’ owners.  We have a right of first refusal, subject to limitations, to acquire the stock or assets of the corporation engaged in the operation of these facilities (“PS Canada”) if their owners agree to sell them.

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

As noted under “Recent Accounting Pronouncements and Guidance” in Note 2, we have elected to account for forfeitures of share-based payments as they occur, rather than estimating them in advance.  Accordingly, we recorded a cumulative-effect adjustment of $0.8 million to increase accumulated deficit and increase paid-in capital as of January 1, 2016, representing the impact of estimated forfeitures on our cumulative share-based compensation expense recorded through December 31, 2015.

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

For the three and six months ended June 30, 2016, we recorded $1.0 million and $1.9 million, respectively, in compensation expense related to stock options, as compared to $0.8 million and $1.5 million, for the same periods  in 2015.

During the six months ended June 30, 2016,  235,000 stock options were granted, 95,344 options were

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

exercised and no options were forfeited.  A total of 2,079,935 stock options were outstanding at June 30, 2016 (1,940,279 at December 31, 2015).

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

During the six months ended June 30, 2016, 129,624 RSUs were granted, 12,132 RSUs were forfeited and 134,763 RSUs vested.  This vesting resulted in the issuance of 81,430 common shares.  In addition, tax deposits totaling $13.3 million ($13.6 million for the same period in 2015) were made on behalf of employees in exchange for 53,333 common shares withheld upon vesting.  RSUs outstanding at June 30, 2016 and December 31, 2015 were 720,117 and 737,388, respectively.

A total of $7.5 million and $14.5 million in RSU expense was recorded for the three and six months ended June 30, 2016, which includes approximately $0.1 million and $1.0 million,  respectively, in employer taxes incurred upon vesting, as compared to $6.6 million and $13.0 million for the same periods in 2015, which includes approximately $0.1 million and $1.0 million, respectively, in employer taxes incurred upon vesting.

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

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

Presentation of Segment Information

The following tables reconcile NOI (as applicable) and net income of each segment to our consolidated net income (amounts in thousands):

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Three months ended June 30, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$594,387	$-	$-	$-	$-	$594,387
Ancillary operations	-	39,801	-	-	-	39,801
	594,387	39,801	-	-	-	634,188

Cost of operations:
Self-storage operations	157,687	-	-	-	-	157,687
Ancillary operations	-	14,317	-	-	-	14,317
	157,687	14,317	-	-	-	172,004

Net operating income:
Self-storage operations	436,700	-	-	-	-	436,700
Ancillary operations	-	25,484	-	-	-	25,484
	436,700	25,484	-	-	-	462,184

Other components of net income (loss):
Depreciation and amortization	(107,013)	-	-	-	-	(107,013)
General and administrative	-	-	-	-	(18,321)	(18,321)
Interest and other income	-	-	-	-	4,028	4,028
Interest expense	-	-	-	-	(1,378)	(1,378)
Equity in earnings of
unconsolidated real estate entities	-	-	7,869	1,706	652	10,227
Foreign currency exchange gain	-	-	-	-	8,632	8,632
Net income (loss)	$329,687	$25,484	$7,869	$1,706	$(6,387)	$358,359

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Three months ended June 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$551,028	$-	$-	$-	$-	$551,028
Ancillary operations	-	37,587	-	-	-	37,587
	551,028	37,587	-	-	-	588,615

Cost of operations:
Self-storage operations	147,826	-	-	-	-	147,826
Ancillary operations	-	13,271	-	-	-	13,271
	147,826	13,271	-	-	-	161,097

Net operating income:
Self-storage operations	403,202	-	-	-	-	403,202
Ancillary operations	-	24,316	-	-	-	24,316
	403,202	24,316	-	-	-	427,518

Other components of net income (loss):
Depreciation and amortization	(106,473)	-	-	-	-	(106,473)
General and administrative	-	-	-	-	(20,988)	(20,988)
Interest and other income	-	-	-	-	3,815	3,815
Equity in earnings of
unconsolidated real estate entities	-	-	5,516	1,355	609	7,480
Gain on real estate investment sales	-	-	-	-	16,688	16,688
Net income	$296,729	$24,316	$5,516	$1,355	$124	$328,040

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Six months ended June 30, 2016

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total
(Amounts in thousands)
Revenues:
Self-storage operations	$1,168,973	$-	$-	$-	$-	$1,168,973
Ancillary operations	-	77,001	-	-	-	77,001
	1,168,973	77,001	-	-	-	1,245,974

Cost of operations:
Self-storage operations	317,550	-	-	-	-	317,550
Ancillary operations	-	27,740	-	-	-	27,740
	317,550	27,740	-	-	-	345,290

Net operating income:
Self-storage operations	851,423	-	-	-	-	851,423
Ancillary operations	-	49,261	-	-	-	49,261
	851,423	49,261	-	-	-	900,684

Other components of net income (loss):
Depreciation and amortization	(212,141)	-	-	-	-	(212,141)
General and administrative	-	-	-	-	(41,368)	(41,368)
Interest and other income	-	-	-	-	7,864	7,864
Interest expense	-	-	-	-	(2,089)	(2,089)
Equity in earnings of
unconsolidated real estate entities	-	-	15,200	7,942	1,249	24,391
Foreign currency exchange loss	-	-	-	-	(2,322)	(2,322)
Gain on real estate investment sales	-	-	-	-	689	689
Net income (loss)	$639,282	$49,261	$15,200	$7,942	$(35,977)	$675,708

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Six months ended June 30, 2015

Self-Storage Operations		Ancillary Operations	Investment in PSB	Investment in Shurgard Europe	Other Items Not Allocated to Segments	Total

(Amounts in thousands)
Revenues:
Self-storage operations	$1,081,665	$-	$-	$-	$-	$1,081,665
Ancillary operations	-	71,829	-	-	-	71,829
	1,081,665	71,829	-	-	-	1,153,494

Cost of operations:
Self-storage operations	309,068	-	-	-	-	309,068
Ancillary operations	-	24,041	-	-	-	24,041
	309,068	24,041	-	-	-	333,109

Net operating income:
Self-storage operations	772,597	-	-	-	-	772,597
Ancillary operations	-	47,788	-	-	-	47,788
	772,597	47,788	-	-	-	820,385

Other components of net income (loss):
Depreciation and amortization	(213,619)	-	-	-	-	(213,619)
General and administrative	-	-	-	-	(45,148)	(45,148)
Interest and other income	-	-	-	-	7,852	7,852
Equity in earnings of
unconsolidated real estate entities	-	-	15,411	7,091	1,162	23,664
Gain on real estate investment sales	-	-	-	-	18,160	18,160
Net income (loss)	$558,978	$47,788	$15,411	$7,091	$(17,974)	$611,294

PUBLIC STORAGE

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

We reinsure a program that provides insurance to our customers from an independent third-party insurer.  This program covers tenant claims for losses to goods stored at our facilities as a result of specific named perils (earthquakes are not covered by this program), up to a maximum limit of $5,000 per storage unit.  We reinsure all risks in this program.  We are subject to licensing requirements and regulations in several states.  At June 30, 2016, there were approximately 923,000 certificates held by our self-storage customers, representing aggregate coverage of approximately $2.7 billion.

12.Subsequent Events

On July 20, 2016, we issued 13.0 million depositary shares, each representing 1/1,000 of a share of our 4.95% Series D Preferred Shares, at an issuance price of $25.00 per depositary share, for a total of $325.0 million in gross proceeds, and we incurred $10.6 million in issuance costs.

Subsequent to June 30,  2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four in Kentucky, two in Ohio, and one each in Georgia, Colorado, Michigan and Utah), with 1.7 million net rentable square feet, for $169.4 million.

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
•

the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, taxes, our tenant reinsurance business and labor, and risks related to the impact of new laws and regulations;

•	risks of increased tax expense associated either with a possible failure by us to qualify as a REIT, or with challenges to the determination of taxable income for our taxable REIT subsidiaries;
•	changes in federal or state tax laws related to the taxation of REITs and other corporations;
•	security breaches or a failure of our networks, systems or technology could adversely impact our business, customer and employee relationships;
•	risks associated with the self-insurance of certain business risks, including property and casualty insurance, employee health insurance and workers compensation liabilities;
•	difficulties in raising capital at a reasonable cost;

•	delays in the development process;
•	ongoing litigation and other legal and regulatory actions which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business; and
•	economic uncertainty due to the impact of war or terrorism.

These forward-looking statements speak only as of the date of this report.  All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement.  We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this report, except where expressly required by law.  Given these risks and uncertainties, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.

Critical Accounting Policies

Our financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and are affected by our judgments, assumptions and estimates.  The notes to our June 30, 2016 financial statements, primarily Note 2, summarize our significant accounting policies.

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

We plan on growing our business organically, as well as through acquisition and development of additional facilities. During 2015, 2014 and 2013, we acquired a total of 182 facilities from third parties for approximately $1.8 billion.  During the six months ended June 30, 2016, we acquired 24 self-storage facilities for $197.6 million.  Subsequent to June 30, 2016, we acquired or were under contract to acquire 21 self-storage facilities for $169.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $443.9 million, adding approximately 4.2 million net rentable square feet.  As of June 30, 2016, we had additional projects which will add approximately 4.9 million net rentable square feet of storage space at a total cost of approximately $630.7 million.  A total of $228.1 million in costs were incurred through June 30, 2016 with respect to these projects, with the remaining costs expected to be incurred primarily in the next 18 months.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding available sites that meet our risk-adjusted yield expectations, as well as challenges in obtaining building permits for self-storage activities in certain municipalities.

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

As of June 30, 2016, our capital resources over the next year are expected to be approximately $1.4 billion which exceeds our current planned capital needs over the next year of approximately $1.1 billion.  Our capital resources include: (i) $260.1 million of cash as of June 30, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, (iii) $300.0 million to $350.0 million of expected retained operating cash flow for the next twelve months, and (iv) $314.4 million of net proceeds from the issuance of our Series D Preferred Shares on July 20, 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs over the next year consist of (i) $402.6 million of remaining spend on our current development pipeline, (ii) $169.4 million in property acquisitions currently under contract, (iii) $26.7 million in principal repayments on existing debt, and (iv) $487.5 million for the redemption of our Series R Preferred Shares on July 26, 2016.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.

See Liquidity and Capital Resources for further information regarding our capital requirements and anticipated sources of capital to fund such requirements.

Results of Operations

Operating results for the Three and Six Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016, net income allocable to our common shareholders was $280.8 million or $1.61 per diluted common share, compared to $263.9 million or $1.52 in 2015 representing an increase of $16.9 million or $0.09.  The increase is primarily due to (i) a $33.5 million increase in self-storage net operating income (described below) and (ii) an $8.6 million foreign exchange translation gain associated with our euro denominated debt, partially offset by (iii) a $15.5 million allocation to our preferred shareholders as a result of redemption activities during the three months ended June 30, 2016 and (iv) $16.7 million in gains on sale of real estate investments recorded in the three months ended June 30, 2015.

The $33.5 million increase in self-storage net operating income is a result of a $23.9 million increase in our Same Store Facilities (as defined below) and a $9.6 million increase in our Non Same Store Facilities (as defined below).  Revenues for the Same Store Facilities increased 6.0% or $29.4 million in the three months ended June 30, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 4.2% or $5.5 million in the three months ended June 30, 2016 as compared to 2015, due primarily to increased property taxes, repairs and maintenance and payroll.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 296 self-storage facilities acquired, developed or expanded since January 2013.

For the six months ended June 30, 2016, net income allocable to our common shareholders was $522.1 million or $3.00 per diluted common share, compared to $476.5 million or $2.75 in 2015 representing an increase of $45.6 million or $0.25.  The increase is primarily due to (i) a $78.8 million increase in self-storage net operating income offset partially by (ii) a $22.1 million increase in allocation to our preferred shareholders as a result of redemption activities and (iii) a $17.5 million reduction in gains on sales of real estate investments.

The $78.8 million increase in self-storage net operating income is a result of a $58.4 million increase in our Same Store Facilities and a $20.4 million increase in our Non Same Store Facilities.  Revenues for the Same Store Facilities increased 6.2% or $60.1 million in the six months ended June 30, 2016 as compared to 2015, due primarily to higher realized annual rent per occupied square foot.  Cost of operations for the Same Store Facilities increased by 0.6% or $1.7 million in the six months ended June 30, 2016 as compared to 2015, due primarily to increased property taxes, repairs and maintenance, and payroll, offset partially by lower snow removal, utilities and advertising and selling expense.  The increase in net operating income for the Non Same Store Facilities is due primarily to the impact of 296 self-storage facilities acquired, developed or expanded since January 2013.

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

For the three months ended June 30, 2016, FFO was $2.34 per diluted common share, as compared to $2.15 for the same period in 2015, representing an increase of 8.8%, or $0.19 per diluted common share.

For the six months ended June 30, 2016,  FFO was $4.43 per diluted common share, as compared to $4.06 for the same period in 2015, representing an increase of 9.1%, or $0.37 per diluted common share.

The following tables reconcile diluted earnings per share to FFO per share and set forth the computation of FFO per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in thousands, except per share data)
Reconciliation of Diluted Earnings per Share to
FFO per Share:

Diluted Earnings per Share	$1.61	$1.52	$3.00	$2.75
Eliminate amounts per share excluded from FFO:
Depreciation and amortization, including
amounts from investments and excluding
amounts allocated to noncontrolling
interests and restricted share unitholders	0.72	0.72	1.43	1.44
Gains on sale of real estate investments,
including our equity share from
investments, and other	0.01	(0.09)	-	(0.13)
FFO per share	$2.34	$2.15	$4.43	$4.06

Computation of FFO per Share:

Net income allocable to common shareholders	$280,775	$263,926	$522,110	$476,539
Eliminate items excluded from FFO:
Depreciation and amortization	107,013	106,473	212,141	213,619
Depreciation from unconsolidated
real estate investments	19,454	19,035	38,991	37,816
Depreciation allocated to noncontrolling
interests and restricted share unitholders	(876)	(828)	(1,758)	(1,755)
Gains on sale of real estate investments,
including our equity share from
investments, and other	-	(16,625)	(689)	(23,103)
FFO allocable to common shares	$406,366	$371,981	$770,795	$703,116
Diluted weighted average common shares	174,000	173,387	173,925	173,377
FFO per share	$2.34	$2.15	$4.43	$4.06

We also present “Core FFO per share,” a non-GAAP measure that represents FFO per share excluding the impact of (i) foreign currency exchange gains and losses, (ii) EITF D-42 charges related to the redemption of preferred securities, (iii) general and administrative expenses associated with the acquisition of self-storage facilities and (iv) certain other noncash and/or nonrecurring income or expense items.  We review Core FFO per share to evaluate our ongoing operating performance, and we believe it is used by investors and REIT analysts in a similar manner.  However, Core FFO per share is not a substitute for net income per share.  Because other REITs may not compute Core FFO per share in the same manner as we do, may not use the same terminology or may not present such a measure, Core FFO per share may not be comparable among REITs.

The following table reconciles FFO per share to Core FFO per share:

	Three Months Ended June 30,			Six Months Ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change

FFO per share	$2.34	$2.15	8.8%	$4.43	$4.06	9.1%
Eliminate the per share impact of
items excluded from Core FFO:
Foreign currency exchange (gain) loss,
net, including our equity share
from investments	(0.04)	-		0.01	-
Application of EITF D-42	0.09	-		0.15	0.03
Property acquisition costs	-	0.02		-	0.02
Other items	0.01	-		0.02	-
Core FFO per share	$2.40	$2.17	10.6%	$4.61	$4.11	12.2%

Analysis of Net Income by Reportable Segment

The following discussion and analysis is presented and organized in accordance with Note 10 to our June 30, 2016 financial statements, “Segment Information.”  Accordingly, refer to the tables presented in Note 10 in order to reconcile such amounts to our total net income and for further information on our reportable segments.

Self-Storage Operations

Our self-storage operations are analyzed in two groups: (i) the 2,003 facilities that we have owned and operated on a stabilized basis since January 1, 2014 (the “Same Store Facilities”), and (ii) all other facilities, which are newly acquired, newly developed, or recently expanded (the “Non Same Store Facilities”).  See Note 10 to our June 30, 2016 financial statements “Segment Information,” for a reconciliation of the amounts in the tables below to our total net income.

Self-Storage Operations
Summary		Three Months Ended June 30,		Six Months Ended June 30,
			Percentage			Percentage
2016		2015	Change	2016	2015	Change
(Dollar amounts in thousands)
Revenues:
Same Store Facilities	$521,316	$491,941	6.0%	$1,027,452	$967,368	6.2%
Non Same Store Facilities	73,071	59,087	23.7%	141,521	114,297	23.8%
	594,387	551,028	7.9%	1,168,973	1,081,665	8.1%
Cost of operations:
Same Store Facilities	136,037	130,536	4.2%	275,850	274,157	0.6%
Non Same Store Facilities	21,650	17,290	25.2%	41,700	34,911	19.4%
	157,687	147,826	6.7%	317,550	309,068	2.7%
Net operating income (a):
Same Store Facilities	385,279	361,405	6.6%	751,602	693,211	8.4%
Non Same Store Facilities	51,421	41,797	23.0%	99,821	79,386	25.7%
Total net operating income	436,700	403,202	8.3%	851,423	772,597	10.2%

Depreciation and amortization expense:
Same Store Facilities	(81,889)	(83,418)	(1.8)%	(163,534)	(166,372)	(1.7)%
Non Same Store Facilities	(25,124)	(23,055)	9.0%	(48,607)	(47,247)	2.9%
Total depreciation and
amortization expense	(107,013)	(106,473)	0.5%	(212,141)	(213,619)	(0.7)%

Net income:
Same Store Facilities	303,390	277,987	9.1%	588,068	526,839	11.6%
Non Same Store Facilities	26,297	18,742	40.3%	51,214	32,139	59.4%
Total net income	$329,687	$296,729	11.1%	$639,282	$558,978	14.4%

Number of facilities at period end:
Same Store Facilities				2,003	2,003	-
Non Same Store Facilities				296	247	19.8%

Net rentable square footage at period end (in thousands):
Same Store Facilities				127,546	127,546	-
Non Same Store Facilities				22,788	18,337	24.3%

(a)

Net operating income or “NOI” is a non-GAAP financial measure that excludes the impact of depreciation and amortization expense, which is based upon historical real estate costs and assumes that building values diminish ratably over time, while we believe that real estate values fluctuate due to market conditions.  We utilize NOI in determining current property values, evaluating property performance, and in evaluating operating trends.  We believe that investors and analysts utilize NOI in a similar manner.  NOI is not a substitute for net income, net operating cash flow, or other related GAAP financial measures, in evaluating our operating results.  See Note 10 to our June 30, 2016 financial statements for a reconciliation of NOI to our total net income for all periods presented.

Net operating income from our self-storage operations has increased 8.3% and 10.2% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  These increases are due to higher revenues in our Same Store Facilities, as well as the acquisition of new facilities and the fill-up of unstabilized facilities.

Same Store Facilities

The Same Store Facilities represent those facilities that have been owned and operated on a stabilized level of occupancy, revenues and cost of operations since January 1, 2014.  We review the operations of our Same Store Facilities, which excludes facilities whose operating trends are significantly affected by factors such as facilities damaged by casualty events, as well as recently developed or acquired facilities, to more effectively evaluate the ongoing performance of our self-storage portfolio in 2014, 2015, and 2016.  We believe the Same Store information is used by investors and analysts in a similar manner.  The Same Store pool decreased from the 2,007 facilities at March 31, 2016 to 2,003 facilities at June 30, 2016 due primarily to flooding at certain properties in our Houston market.  The following table summarizes the historical operating results of these 2,003 facilities (127.5 million net rentable square feet) that represent approximately 85% of the aggregate net rentable square feet of our U.S. consolidated self-storage portfolio at June 30, 2016.

Selected Operating Data for the Same Store Facilities (2,003 facilities)
Three Months Ended June 30,				Six Months Ended June 30,
			Percentage			Percentage
	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except weighted average amounts)
Revenues:
Rental income	$498,172	$469,725	6.1%	$980,593	$922,998	6.2%
Late charges and
administrative fees	23,144	22,216	4.2%	46,859	44,370	5.6%
Total revenues (a)	521,316	491,941	6.0%	1,027,452	967,368	6.2%

Cost of operations:
Property taxes	52,940	50,404	5.0%	105,776	101,014	4.7%
On-site property manager
payroll	27,058	25,419	6.4%	54,159	52,527	3.1%
Supervisory payroll	9,478	9,074	4.5%	18,616	18,151	2.6%
Repairs and maintenance	10,324	9,044	14.2%	21,456	25,267	(15.1)%
Utilities	8,684	9,270	(6.3)%	18,736	19,932	(6.0)%
Advertising and selling expense	5,563	5,553	0.2%	10,655	11,758	(9.4)%
Other direct property costs	13,476	13,418	0.4%	27,137	26,515	2.3%
Allocated overhead	8,514	8,354	1.9%	19,315	18,993	1.7%
Total cost of operations (a)	136,037	130,536	4.2%	275,850	274,157	0.6%
Net operating income	385,279	361,405	6.6%	751,602	693,211	8.4%
Depreciation and
amortization expense	(81,889)	(83,418)	(1.8)%	(163,534)	(166,372)	(1.7)%
Net income	$303,390	$277,987	9.1%	$588,068	$526,839	11.6%

Gross margin (before depreciation
and amortization expense)	73.9%	73.5%	0.5%	73.2%	71.7%	2.1%

Weighted average for the period:
Square foot occupancy	95.3%	95.4%	(0.1)%	94.5%	94.4%	0.1%

Realized annual rental income per (b):
Occupied square foot	$16.39	$15.45	6.1%	$16.28	$15.34	6.1%
Available square foot	$15.62	$14.73	6.0%	$15.38	$14.47	6.3%

At June 30:
Square foot occupancy				95.2%	95.7%	(0.5)%
Annual contract rent per
occupied square foot (c)				$17.13	$16.26	5.4%

(a)	Revenues and cost of operations do not include tenant reinsurance and merchandise sale revenues and expenses generated at the facilities.
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

Analysis of Same Store Revenue

Revenues generated by our Same Store Facilities increased by 6.0% and 6.2% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 due primarily to a 6.1% increase in each of the respective periods in realized annual rental income per occupied square foot.  The increase in realized annual rental income per occupied square foot was due primarily to annual rent increases given to existing tenants and, to a lesser extent, increased move-in rental rates.

Same Store weighted average square foot occupancy remained essentially flat at 95.3% and 94.5% for the three and six months ended June 30, 2016 as compared to the same periods in 2015.  At June 30, 2016, occupancy was 0.5% lower than at the same time in 2015.  We do not expect any significant impact from occupancy changes in the near term because we believe we are near limitations to occupancy levels inherent with approximately 5% to 7% of our tenant base vacating each month without notice.

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

During the three months ended June 30, 2016 and 2015, the average annualized contractual rates per occupied square foot for tenants that moved in were $15.38 and $14.87, respectively, and for tenants that vacated were $15.38 and $14.64, respectively.  During the six months ended June 30, 2016 and 2015, the average annualized contractual rates per occupied square foot for tenants that moved in were $14.72 and $14.25, respectively, and for tenants that vacated were $15.31 and $14.58, respectively.  Realized annual rental income per occupied square foot has increased in the three and six months ended June 30, 2016, compared to the same periods in 2015, despite average move-in rates for tenants moving in being generally less than average rates for tenants that vacate, due primarily to rate increases to existing tenants.

Promotional discounts given, based upon the move-in contractual rates for the related promotional period, totaled $21.1 million and $41.5 million for three and six months ended June 30, 2016, respectively, as compared to $20.9 million and $41.2 million for the same periods in 2015.

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

We expect year-over-year growth in our Same Store revenues will moderate as the year progresses.  We are experiencing softness in demand in certain of our major markets, including Houston, Denver, Chicago, New York, and Washington D.C.  We attribute some of this softness to local economic conditions and, in some markets, increased supply of newly constructed self-storage facilities; including facilities that we have constructed.

We are taking a number of actions to improve demand into our system, including increasing marketing spend on the Internet, reducing rental rates, and increasing promotional discounts.  Even if these actions are successful in improving demand into our system, in at least the near term, we believe these actions will have a negative impact on our operating trends.

Analysis of Same Store Cost of Operations

Cost of operations (excluding depreciation and amortization) increased 4.2% and 0.6% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due primarily to increased property tax expense, on-site property manager payroll and repairs and maintenance expense (excluding snow removal cost), and for the six months ended June 30, 2016, offset partially by reduced snow removal cost, utilities and advertising and selling expense.

Property tax expense increased 5.0% and 4.7% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due primarily to higher assessed values.  We expect property tax expense growth of approximately 4.5% to 5% in the remainder of 2016 due primarily to higher assessed values.

On-site property manager payroll expense increased 6.4% and 3.1% in the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to reductions in prior estimates of workers compensation costs recorded in the three and six months ended June 30, 2015, higher employee health care expenses and higher wage rates.  We expect on-site property manager payroll expense to increase modestly in the remainder of 2016 due to inflationary wage increases and higher employee health care costs.

Supervisory payroll expense, which represents compensation paid to the management personnel who directly and indirectly supervise the on-site property managers, increased 4.5% and 2.6% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 due primarily to higher wage rates.  We expect inflationary increases in compensation rates in the remainder of 2016.

Repairs and maintenance expense increased 14.2% and decreased 15.1% in the three and six months ended June 30, 2016, as compared to the same periods in 2015.  Repair and maintenance costs include snow removal expense totaling $0.5 million and $3.3 million in the three and six months ended June 30, 2016, respectively, as compared to $0.3 million and $8.5 million in the same periods in 2015.  The decrease in snow removal costs was due to less snowfall in the six months ended June 30, 2016, as compared to the same period in 2015.  Excluding snow removal costs, repairs and maintenance increased 12.3% and 8.0% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.

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

Our utility expenses are comprised primarily of electricity costs, which are dependent upon energy prices and usage levels.  Changes in usage levels are driven primarily by weather and temperature.  Utility expense decreased 6.3% and 6.0% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due primarily to lower usage as a result of milder weather.  It is difficult to estimate future utility costs, because weather, temperature, and energy prices are volatile and not predictable.  However, based upon current trends and expectations regarding commercial electricity rates, we expect inflationary increases in rates.

Advertising and selling expense is comprised principally of Internet advertising, television advertising and the operating costs of our telephone reservation center.  Advertising and selling expense varies based upon demand, occupancy levels, and other factors; television and Internet advertising, in particular, can increase or decrease significantly in the short run in response to these factors.  Advertising and selling expenses increased 0.2% and decreased 9.4% in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due primarily to reduced television advertising costs in the six months ended June 30, 2015.  As mentioned above, we have increased our Internet marketing expenditures and we plan on increasing our television advertising expenditures beginning in late August due to softness in demand in several of our larger markets.  As a result, we expect advertising and selling expense to increase significantly in the three months ended September 30, 2016, as compared to the same period in 2015.

Other direct property costs include administrative expenses incurred at the self-storage facilities, such as property insurance, business license costs, bank charges related to processing the facilities’ cash receipts, credit card fees, and the cost of operating each property’s rental office including supplies and telephone data communication lines.  These costs increased 0.4% and 2.3% in the three and six months ended June 30, 2016, respectively, as compared to the same periods  in 2015.  The increases were due primarily to higher credit card fees, offset partially by lower property insurance costs.  Credit card fees increased due to a higher proportion of collections being received from credit cards and higher revenues.  We expect moderate increases in other direct property costs in the remainder of 2016.

Allocated overhead represents administrative expenses for shared general corporate functions, which are allocated to self-storage property operations to the extent their efforts are devoted to self-storage operations.  Such functions include data processing, human resources, operational accounting and finance, marketing, and costs of senior executives (other than the Chief Executive Officer and Chief Financial Officer, which are included in general and administrative expense).  Allocated overhead increased 1.9% and 1.7% in the three and six months ended June 30, 2016, as compared to the same periods in 2015, due primarily to increased compensation costs.  We expect moderate growth in allocated overhead in the remainder of 2016 as compared to 2015 due to inflationary wage increases and increased headcount.

Analysis of Same Store Depreciation and Amortization

Depreciation and amortization for Same Store Facilities decreased 1.8% and 1.7% during the three months and six months ended June 30, 2016, as compared to the same periods in 2015.  We expect similar decreases in the remainder of 2016 as compared to 2015.

The following table summarizes selected quarterly financial data with respect to the Same Store Facilities:

	For the Quarter Ended
	March 31	June 30	September 30	December 31	Entire Year
	(Amounts in thousands, except for per square foot amounts)
Total revenues:
2016	$506,136	$521,316
2015	$475,427	$491,941	$516,918	$508,054	$1,992,340

Total cost of operations:
2016	$139,813	$136,037
2015	$143,621	$130,536	$133,765	$107,368	$515,290

Property taxes:
2016	$52,836	$52,940
2015	$50,610	$50,404	$50,053	$27,958	$179,025

Repairs and maintenance:
2016	$11,132	$10,324
2015	$16,223	$9,044	$10,198	$10,318	$45,783

Advertising and selling expense:
2016	$5,092	$5,563
2015	$6,205	$5,553	$6,970	$6,447	$25,175

REVPAF:
2016	$15.13	$15.62
2015	$14.22	$14.73	$15.44	$15.19	$14.89

Weighted average realized annual rent per occupied square foot:
2016	$16.16	$16.39
2015	$15.22	$15.45	$16.20	$16.19	$15.77

Weighted average occupancy levels for the period:
2016	93.6%	95.3%
2015	93.4%	95.4%	95.3%	93.9%	94.5%

Analysis of Market Trends

The following table sets forth selected market trends in our Same Store Facilities:

Same Store Facilities Operating Trends by Market
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
(Amounts in thousands, except for weighted average data)
Revenues:
Los Angeles (204 facilities)	$79,736	$73,996	7.8%	$157,322	$145,717	8.0%
San Francisco (126 facilities)	43,842	40,772	7.5%	86,155	80,029	7.7%
New York (86 facilities)	35,299	34,016	3.8%	69,799	66,998	4.2%
Chicago (129 facilities)	29,872	29,287	2.0%	58,947	57,680	2.2%
Washington DC (78 facilities)	24,215	23,715	2.1%	47,693	46,606	2.3%
Seattle-Tacoma (82 facilities)	24,334	22,253	9.4%	47,490	43,616	8.9%
Miami (65 facilities)	22,737	21,468	5.9%	45,089	42,556	6.0%
Dallas-Ft. Worth (98 facilities)	20,873	19,408	7.5%	41,159	38,032	8.2%
Houston (75 facilities)	17,568	17,206	2.1%	35,091	33,877	3.6%
Atlanta (91 facilities)	18,168	16,749	8.5%	35,756	33,059	8.2%
Philadelphia (56 facilities)	13,039	12,352	5.6%	25,726	24,350	5.7%
Denver (44 facilities)	11,443	11,064	3.4%	22,505	21,447	4.9%
Minneapolis-St Paul
(41 facilities)	9,630	9,267	3.9%	18,764	18,045	4.0%
Portland (40 facilities)	9,355	8,528	9.7%	18,273	16,549	10.4%
Orlando-Daytona (49 facilities)	9,471	8,827	7.3%	18,741	17,397	7.7%
All other markets
(739 facilities)	151,734	143,033	6.1%	298,942	281,410	6.2%
Total revenues	$521,316	$491,941	6.0%	$1,027,452	$967,368	6.2%

Net operating income:
Los Angeles	$65,567	$60,417	8.5%	$128,469	$117,667	9.2%
San Francisco	35,765	33,174	7.8%	69,760	64,422	8.3%
New York	25,586	24,435	4.7%	48,828	45,453	7.4%
Chicago	16,818	17,221	(2.3)%	32,112	31,007	3.6%
Washington DC	18,262	17,979	1.6%	35,818	34,478	3.9%
Seattle-Tacoma	19,268	17,332	11.2%	37,246	33,618	10.8%
Miami	16,453	15,060	9.2%	32,622	29,449	10.8%
Dallas-Ft. Worth	14,363	13,176	9.0%	28,190	25,426	10.9%
Houston	12,159	12,281	(1.0)%	24,459	23,991	2.0%
Atlanta	13,247	11,985	10.5%	25,952	23,411	10.9%
Philadelphia	9,465	8,888	6.5%	18,181	16,248	11.9%
Denver	8,533	8,289	2.9%	16,717	15,553	7.5%
Minneapolis-St. Paul	6,742	6,397	5.4%	12,755	12,147	5.0%
Portland	7,343	6,614	11.0%	14,170	12,632	12.2%
Orlando-Daytona	6,568	6,069	8.2%	13,030	11,811	10.3%
All other markets	109,140	102,088	6.9%	213,293	195,898	8.9%
Total net operating income	$385,279	$361,405	6.6%	$751,602	$693,211	8.4%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Weighted average square foot
occupancy:
Los Angeles	96.2%	96.0%	0.2%	95.8%	95.4%	0.4%
San Francisco	96.8%	96.7%	0.1%	96.2%	96.0%	0.2%
New York	95.1%	95.6%	(0.5)%	94.4%	94.6%	(0.2)%
Chicago	93.5%	94.1%	(0.6)%	91.9%	92.8%	(1.0)%
Washington DC	94.8%	95.0%	(0.2)%	93.2%	93.1%	0.1%
Seattle-Tacoma	97.1%	96.0%	1.1%	96.0%	94.9%	1.2%
Miami	95.4%	95.1%	0.3%	95.2%	94.8%	0.4%
Dallas-Ft. Worth	95.6%	95.8%	(0.2)%	95.0%	94.8%	0.2%
Houston	92.3%	95.1%	(2.9)%	92.2%	94.4%	(2.3)%
Atlanta	95.7%	95.0%	0.7%	94.7%	94.1%	0.6%
Philadelphia	95.2%	94.5%	0.7%	94.3%	93.4%	1.0%
Denver	96.1%	96.8%	(0.7)%	95.1%	95.9%	(0.8)%
Minneapolis-St. Paul	95.5%	95.4%	0.1%	93.0%	92.7%	0.3%
Portland	97.6%	97.3%	0.3%	97.0%	96.3%	0.7%
Orlando-Daytona	95.5%	95.5%	0.0%	95.1%	95.0%	0.1%
All other markets	95.2%	95.0%	0.2%	94.2%	94.1%	0.1%
Total weighted average
square foot occupancy	95.3%	95.4%	(0.1)%	94.5%	94.4%	0.1%

Realized annual rent per
occupied square foot:
Los Angeles	$22.92	$21.28	7.7%	$22.68	$21.07	7.6%
San Francisco	24.08	22.38	7.6%	23.77	22.10	7.6%
New York	24.06	23.06	4.3%	23.96	22.93	4.5%
Chicago	15.05	14.67	2.6%	15.10	14.65	3.1%
Washington DC	20.89	20.43	2.3%	20.92	20.53	1.9%
Seattle-Tacoma	18.01	16.60	8.5%	17.75	16.47	7.8%
Miami	19.56	18.48	5.8%	19.41	18.37	5.7%
Dallas-Ft. Worth	13.32	12.36	7.8%	13.20	12.23	7.9%
Houston	14.00	13.32	5.1%	13.99	13.21	5.9%
Atlanta	12.04	11.17	7.8%	11.93	11.11	7.4%
Philadelphia	14.85	14.15	4.9%	14.74	14.08	4.7%
Denver	16.15	15.47	4.4%	16.03	15.13	5.9%
Minneapolis-St. Paul	13.67	13.17	3.8%	13.67	13.20	3.6%
Portland	17.61	16.07	9.6%	17.28	15.75	9.7%
Orlando-Daytona	12.62	11.74	7.5%	12.50	11.61	7.7%
All other markets	13.14	12.40	6.0%	13.05	12.31	6.0%
Total realized rent per
occupied square foot	$16.39	$15.45	6.1%	$16.28	$15.34	6.1%

Same Store Facilities Operating Trends by Market (Continued)
	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
REVPAF:
Los Angeles	$22.05	$20.43	7.9%	$21.72	$20.10	8.1%
San Francisco	23.30	21.63	7.7%	22.87	21.22	7.8%
New York	22.89	22.05	3.8%	22.61	21.69	4.2%
Chicago	14.07	13.81	1.9%	13.88	13.60	2.1%
Washington DC	19.81	19.42	2.0%	19.49	19.10	2.0%
Seattle-Tacoma	17.49	15.94	9.7%	17.05	15.63	9.1%
Miami	18.65	17.58	6.1%	18.47	17.41	6.1%
Dallas-Ft. Worth	12.74	11.83	7.7%	12.54	11.59	8.2%
Houston	12.93	12.66	2.1%	12.90	12.47	3.4%
Atlanta	11.52	10.61	8.6%	11.30	10.45	8.1%
Philadelphia	14.13	13.36	5.8%	13.91	13.16	5.7%
Denver	15.53	14.98	3.7%	15.25	14.50	5.2%
Minneapolis-St. Paul	13.05	12.56	3.9%	12.71	12.24	3.8%
Portland	17.18	15.64	9.8%	16.77	15.17	10.5%
Orlando-Daytona	12.05	11.22	7.4%	11.90	11.04	7.8%
All other markets	12.51	11.78	6.2%	12.30	11.58	6.2%
Total REVPAF	$15.62	$14.73	6.0%	$15.38	$14.47	6.3%

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

Non Same Store Facilities

The Non Same Store Facilities at June 30, 2016 represent 296 facilities that were not stabilized with respect to occupancies or rental rates since January 1, 2014, or that we did not own as of January 1, 2014.  As a result of the stabilization process and timing of when the facilities were acquired, year-over-year changes can be significant.

The following table summarizes operating data with respect to the Non Same Store Facilities:

NON SAME STORE	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Revenues:
2016 acquisitions	$3,264	$-	$3,264	$5,103	$-	$5,103
2015 acquisitions	3,777	1,019	2,758	7,372	1,642	5,730
2014 acquisitions	11,500	10,334	1,166	22,435	20,006	2,429
2013 acquisitions	24,582	22,475	2,107	48,392	43,849	4,543
Developed facilities	5,194	1,830	3,364	9,451	3,016	6,435
Other facilities	24,754	23,429	1,325	48,768	45,784	2,984
Total revenues	73,071	59,087	13,984	141,521	114,297	27,224

Cost of operations:
2016 acquisitions	1,174	-	1,174	1,725	-	1,725
2015 acquisitions	1,275	374	901	2,567	578	1,989
2014 acquisitions	3,143	2,989	154	6,246	6,137	109
2013 acquisitions	7,094	6,803	291	14,211	13,966	245
Developed facilities	2,623	956	1,667	4,433	1,573	2,860
Other facilities	6,341	6,168	173	12,518	12,657	(139)
Total cost of operations	21,650	17,290	4,360	41,700	34,911	6,789

Net operating income:
2016 acquisitions	2,090	-	2,090	3,378	-	3,378
2015 acquisitions	2,502	645	1,857	4,805	1,064	3,741
2014 acquisitions	8,357	7,345	1,012	16,189	13,869	2,320
2013 acquisitions	17,488	15,672	1,816	34,181	29,883	4,298
Developed facilities	2,571	874	1,697	5,018	1,443	3,575
Other facilities	18,413	17,261	1,152	36,250	33,127	3,123
Net operating income	51,421	41,797	9,624	99,821	79,386	20,435
Depreciation and amortization
expense	(25,124)	(23,055)	(2,069)	(48,607)	(47,247)	(1,360)
Net income	$26,297	$18,742	$7,555	$51,214	$32,139	$19,075

At June 30:
Square foot occupancy:
2016 acquisitions				91.7%	-	-
2015 acquisitions				92.3%	88.0%	4.9%
2014 acquisitions				94.5%	93.4%	1.2%
2013 acquisitions				94.6%	94.7%	(0.1)%
Developed facilities				65.8%	77.3%	(14.9)%
Other facilities				90.3%	91.1%	(0.9)%
				89.4%	91.9%	(2.7)%
Annual contract rent per
occupied square foot:
2016 acquisitions				$11.10	$-	-
2015 acquisitions				13.09	12.94	1.2%
2014 acquisitions				14.09	13.04	8.1%
2013 acquisitions				15.08	14.04	7.4%
Developed facilities				12.73	11.37	12.0%
Other facilities				17.46	16.45	6.1%
				$14.93	$14.48	3.1%

NON SAME STORE	Three Months Ended June 30,			Six Months Ended June 30,
FACILITIES (Continued)	2016	2015	Change	2016	2015	Change
	(Dollar amounts in thousands, except square foot amounts)
Number of facilities:
2016 acquisitions				24	-	24
2015 acquisitions				17	8	9
2014 acquisitions				44	44	-
2013 acquisitions				105	105	-
Developed facilities				29	13	16
Other facilities				77	77	-
				296	247	49
Net rentable square feet (in thousands):
2016 acquisitions				1,703	-	1,703
2015 acquisitions				1,285	560	725
2014 acquisitions				3,457	3,457	-
2013 acquisitions				6,906	6,906	-
Developed facilities				3,113	1,124	1,989
Other facilities				6,324	6,290	34
				22,788	18,337	4,451

The facilities included above under “2016 acquisitions,” “2015 acquisitions,” “2014 acquisitions” and “2013 acquisitions,” were acquired at a cost of $197.6 million, $168.8 million, $430.7 million, and $938.3 million, respectively.

For the six months ended June 30, 2016, the weighted average annualized yield on cost, based upon net operating income, for the facilities acquired in each of 2015, 2014 and 2013 was 5.7%, 7.5% and 7.3%, respectively.  The yields for the facilities acquired in the six months ended June 30, 2016 were not meaningful due to our limited ownership period.

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

Since the beginning of 2013, we have opened development and expansion projects with a total cost of $443.9 million.  These expanded and newly developed facilities are included in “Developed facilities” and “Other facilities” in the table above.  We believe that our real estate development activities are beneficial to our business operations over the long run.  However, in the short run, due to the three to four year period that it takes to fill up newly developed storage space and reach a stabilized level of cash flows, our earnings are diluted because of an increasing level of development and unstabilized properties in our portfolio.

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

As of June 30, 2016, we had development and expansion projects which will add approximately 4.9 million net rentable square feet of storage space at a total cost of approximately $630.7 million.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Subsequent to June 30, 2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four in Kentucky, two in Ohio, and one each in Georgia, Colorado, Michigan and Utah), with 1.7 million net rentable square feet, for $169.4 million.  We will continue to seek to acquire facilities in the remainder of 2016; however, there is significant competition to acquire existing facilities and there can be no assurance we will continue to be successful.

Depreciation and amortization with respect to the Non Same Store Facilities increased $2.1 million and $1.4 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  Included in depreciation and amortization is amortization of intangible assets, which represents the value of the tenants in place at the time the facilities are acquired and are amortized relative to the benefit of the tenants to each period.  The increases in the three and six months ended June 30, 2016, as compared to the same periods in 2015 were due primarily to the acquisition and development of additional facilities.  Based upon the facilities we own at June 30, 2016, amortization expense with respect to intangibles is estimated at $7.5 million for the remainder of 2016.  The level of future depreciation and amortization will also depend upon the level of acquisitions of facilities, as well as the level of newly developed storage space.

Ancillary Operations

Ancillary revenues and expenses include amounts associated with the reinsurance of policies against losses to goods stored by tenants in our self-storage facilities in the U.S. and the sale of merchandise at our self-storage facilities.  The following table sets forth our ancillary operations:

Three Months Ended June 30,				Six Months Ended June 30,
2016		2015	Change	2016	2015	Change
	(Amounts in thousands)
Revenues:
Tenant reinsurance premiums	$29,829	$27,432	$2,397	$58,471	$53,442	$5,029
Merchandise	9,972	10,155	(183)	18,530	18,387	143
Total revenues	39,801	37,587	2,214	77,001	71,829	5,172

Cost of Operations:
Tenant reinsurance	8,257	6,780	1,477	16,432	12,361	4,071
Merchandise	6,060	6,491	(431)	11,308	11,680	(372)
Total cost of operations	14,317	13,271	1,046	27,740	24,041	3,699

Net income
Tenant reinsurance	21,572	20,652	920	42,039	41,081	958
Merchandise	3,912	3,664	248	7,222	6,707	515

Total net income	$25,484	$24,316	$1,168	$49,261	$47,788	$1,473

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

Tenant reinsurance revenue increased from $27.4 million and $53.4 million in the three and six months ended June 30, 2015, respectively, to $29.8 million and $58.5 million in the same periods in 2016, due to (i) increased average premiums per insured tenant resulting from higher average policy limits, (ii) a higher proportion of tenants having insurance, and (iii) a larger number of potential insurance customers due to newly acquired facilities in 2015 and 2016.

We expect continued increases in tenant insurance revenues in the remainder of 2016 due to the same factors noted above.

Cost of operations primarily includes claims paid that are not covered by our outside third-party insurers, as well as claims adjustment expenses.  Tenant reinsurance cost of operations increased from $6.7 million and $12.4 million in the three and six months ended June 30, 2015, respectively, to $8.3 million and $16.4 million in the same periods in 2016.  These increases are due primarily to an increase in exposure associated with more insured tenants and increased claims.

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

Equity in earnings of unconsolidated real estate entities

At June 30, 2016, we have equity investments in PSB, Shurgard Europe and various limited partnerships.  We account for such investments using the equity method and record our pro-rata share of the net income of these entities for each period.  The following table, and the discussion below, sets forth the significant components of our equity in earnings of unconsolidated real estate entities:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(Amounts in thousands)
Equity in earnings:
PSB	$7,869	$5,516	$2,353	$15,200	$15,411	$(211)
Shurgard Europe	1,706	1,355	351	7,942	7,091	851
Other Investments	652	609	43	1,249	1,162	87
Total equity in earnings	$10,227	$7,480	$2,747	$24,391	$23,664	$727

Investment in PSB: At June 30, 2016 and December 31, 2015, we had approximately a 42% common equity interest in PSB, comprised of our ownership of 7,158,354 shares of PSB’s common stock and 7,305,355 limited partnership units in an operating partnership controlled by PSB.  The limited partnership units are convertible at our option, subject to certain conditions, on a one-for-one basis into PSB common stock.

At June 30, 2016, PSB owned and operated 28.0 million rentable square feet of commercial space located in six states.  PSB also manages commercial space that we own pursuant to property management agreements.

Equity in earnings from PSB increased $2.4 million in the three months ended June 30, 2016 as compared to the same period in 2015, due primarily to improved same store and new store operations.  Equity in earnings of PSB decreased $0.2 million in the six months ended June 30, 2016 as compared to the same period in 2015, due to our $5.0 million equity share of a gain on sale of real estate recorded by PSB in the three months ended March 31, 2015, offset partially by improved property operations.  See Note 4 to our June 30, 2016 financial statements for selected financial information on PSB, as well as PSB’s filings and selected financial information that can be accessed through the SEC, and on PSB’s website, www.psbusinessparks.com.

Investment in Shurgard Europe: We have a 49% equity share in Shurgard Europe’s net income.  At June 30, 2016, Shurgard Europe’s operations are comprised of 217 wholly-owned facilities with 12 million net rentable square feet.  See Note 4 to our June 30, 2016 financial statements for selected financial data on Shurgard Europe for the six months ended June 30, 2016 and 2015.  As described in more detail in Note 4, we receive trademark license fees from Shurgard Europe.

In 2015, Shurgard Europe acquired 21 facilities in the Netherlands (0.9 million net rentable square feet), for an aggregate of approximately $146 million (€132 million), and issued €300.0 million of unsecured senior notes with maturities in 10, 12 and 15 years and an average interest rate of 2.7%.

Our equity in earnings from Shurgard Europe increased $0.4 million and $0.9 million, respectively, in the three and six months ended June 30, 2016 as compared to the same periods in 2015.  The increases are due primarily to (i) improved same-store and increased earnings from acquired properties, and (ii) lower expenses associated with property acquisitions, offset partially by (iii) increased interest expense due to increased outstanding borrowings, and (iv) increased depreciation expense on acquired properties.  Our earnings for the three months ended June 30, 2016 were also impacted by our $2.1 million equity share of a foreign currency exchange loss on an intercompany note between entities consolidated by Shurgard Europe.  Our earnings for the six months ended June 30, 2016 were also impacted by increased income tax expense.

For purposes of recording our equity in earnings from Shurgard Europe, the Euro was translated into U.S. Dollars based upon average exchange rates of 1.129 and 1.116 for the three and six months ended June 30, 2016 as compared to 1.106 and 1.116 for the same periods in 2015.

Our future earnings from Shurgard Europe will be affected primarily by the operating results of its existing facilities, as well as the exchange rate between the U.S. Dollar and currencies in the countries in which Shurgard Europe conducts its business, principally the Euro, as well as the impact of income taxes.

Unlike our operations in the United States, Shurgard Europe operates as a taxable corporation in each of the countries in which it does business and incurs tax expense.  Our equity share of such income tax expense has increased to approximately $2.8 million in the six months ended June 30, 2016, as compared to $1.7 million for the same period in 2015.  We expect continued increases in tax expense incurred by Shurgard Europe in the remainder of 2016 and beyond, as its operations improve and its taxable income increases.

Analysis of items not allocated to segments

General and administrative expense: The following table sets forth our general and administrative expense:

Three Months Ended June 30,				Six Months Ended June 30,
2016		2015	Change	2016	2015	Change
(Amounts in thousands)

Share-based compensation expense	$8,431	$7,334	$1,097	$16,483	$14,492	$1,991
Costs of senior executives	416	416	-	5,216	4,716	500
Development and acquisition costs	2,275	2,184	91	5,089	5,012	77
Tax compliance costs and taxes paid	767	1,414	(647)	2,205	2,759	(554)
Legal costs	1,027	3,905	(2,878)	3,808	8,933	(5,125)
Public company costs	906	891	15	1,923	1,896	27
Other costs	4,499	4,844	(345)	6,644	7,340	(696)
Total	$18,321	$20,988	$(2,667)	$41,368	$45,148	$(3,780)

Share-based compensation expense includes the amortization of restricted share units and stock options granted to employees, as well as related employer taxes.  The level of share-based compensation expense varies based upon the level of grants and forfeitures as well as the Company’s stock price on the date of grant.  The increases in share-based compensation costs in the three and six months ended June 30, 2016 as compared to the same periods in 2015 are due primarily to additional share-based grants and a higher average grant-date fair value per share.  We expect similar increases in share-based compensation in the remainder of 2016 as was experienced in the first six months of 2016.  See Note 9 to our June 30, 2016 financial statements for further information on our share-based compensation.

Costs of senior executives represent the cash compensation paid to our chief executive officer and chief financial officer.

Development and acquisition costs represent internal and external expenses related to our acquisition and development activities and varies primarily based upon the level of development and acquisition activities undertaken.  The amounts in the above table are net of $2.2 million and $4.3 million in development costs that were capitalized in the three and six months ended June 30, 2016, respectively, as compared to $2.0 million and $3.9 million for the same periods in 2015, to newly developed and expanded self-storage facilities.  Real estate development and acquisition costs are expected to increase modestly in the remainder of 2016.

Tax compliance costs and taxes paid include taxes paid to various state and local authorities, the internal and external costs of filing tax returns, costs associated with complying with federal and state tax laws, and maintaining our compliance with Internal Revenue Service REIT rules.  Such costs vary primarily based upon the tax rates of the various states in which we do business.

Legal costs include internal personnel as well as fees paid to legal firms and other third parties with respect to general corporate legal matters and risk management, and varies based upon the level of litigation.  The decreases of $2.9 million and $5.1 million in legal costs in the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 are due primarily to legal fees and expenses associated with certain litigated matters in the three and six months ended June 30, 2015.  The future level of legal costs is not determinable.

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

Interest and other income:  Interest and other income is comprised primarily of the net income from our commercial operations and property management operations and to a lesser extent interest earned on cash balances, trademark license fees received from Shurgard Europe, as well as sundry other income items that are received from time to time in varying amounts.  Interest income on cash balances has been minimal, because rates have been at historic lows of 0.1% or less, and we expect this trend to continue in the foreseeable future.  We do not expect any significant changes in interest and other income in the remainder of 2016.

Interest expense:  For the three and six months ended June 30, 2016, we incurred $2.6 million and $4.7 million, respectively, of interest on our outstanding debt, as compared to $0.6 million and $1.2 million for the same periods in 2015.  The increases in interest expense incurred are due to increased outstanding debt.  During the three and six months ended June 30, 2016, we capitalized interest of $1.2 million and $2.6 million, respectively, associated with our development activities, and $0.6 million and $1.2 million for the same periods in 2015.  These increases are due to increased development activities.  Future interest expense will be dependent upon the level of outstanding debt and the amount of in-process development costs.

Foreign Exchange Gain (Loss): We recorded a foreign currency translation gain of $8.6 million and a foreign currency translation loss of $2.3 million for the three and six months ended June 30, 2016, respectively, representing the change in the U.S. Dollar equivalent of our Senior Unsecured Notes due to fluctuations in exchange rates.  The Euro was translated at exchange rates of approximately 1.110 U.S. Dollars per Euro at June 30, 2016, 1.136 at March 31, 2016 and 1.091 at December 31, 2015.  Future gains and losses on foreign currency translation will be dependent upon changes in the relative value of the Euro to the U.S. Dollar, and the level of Euro-denominated debt outstanding.

Net Income Allocable to Preferred Shareholders:  Net income allocable to preferred shareholders based upon distributions decreased during the three and six months ended June 30, 2016 as compared to the same periods in 2015; due primarily to lower average outstanding preferred shares and lower average rates.  We also allocated $15.5 million and $26.9 million of income from our common shareholders to the holders of our Preferred Shares in the three and six months ended June 30, 2016, respectively, in connection with the redemption of our Preferred Shares.   We allocated $4.8 million of income from our common shareholders to the holders of our Preferred Shares in the six months ended June 30, 2015, in connection with the redemption of our Preferred Shares.   Based upon our preferred shares outstanding at June 30, 2016, including the redemption of our Series R Preferred Shares and the issuance of our Series D Preferred Shares, each of which occurred in July 2016, our quarterly distribution to our preferred shareholders is expected to be approximately $57.1 million for the quarter ended September 30, 2016 and approximately $55.8 million thereafter.

Liquidity and Capital Resources

Financial Strategy:  As a REIT, we generally distribute 100% of our taxable income to our shareholders, which relative to a taxable C corporation, limits the amount of cash flow from operations that we can retain for investments.  As a result, in order to grow our asset base, access to capital is important.  Historically we have primarily financed our cash investment activities with retained operating cash flow combined with the proceeds from the issuance of preferred securities.  Over the past twelve months, we began to diversify our capital sources by issuing medium term debt.

Our financial profile is characterized by strong credit metrics, including low leverage relative to our total capitalization and operating cash flows.  We are one of the highest rated REITs, as rated by major rating agencies Moody’s and Standard and Poor’s.  Our senior debt has an “A” credit rating by Standard and Poor’s and “A2” by Moody’s.  Our credit ratings on each of our series of preferred shares are “A3” by Moody’s and “BBB+” by Standard & Poor’s.  Our credit profile and ratings enables us to effectively access both the public and private capital markets to raise capital.

We have a $500.0 million revolving line of credit which we occasionally use as temporary “bridge” financing until we are able to raise longer term capital.  As of June 30, 2016, there we no borrowings outstanding on the revolving line of credit.  Over the long-term, we expect to continue to fund our capital requirements with retained operating cash flow, the issuance of medium or long term debt, and proceeds from the issuance of common and preferred securities.

Liquidity and Capital Resource Analysis:  We believe that our net cash provided by our operating activities will continue to be sufficient to enable us to meet our ongoing requirements for capital improvements, principal payments on debt, and distributions to our shareholders for the foreseeable future.

As of June 30, 2016, our capital resources over the next year are expected to be approximately $1.4 billion which exceeds our current planned capital needs over the next year of $1.1 billion.  Our capital resources include: (i) $260.1 million of cash as of June 30, 2016, (ii) $484.8 million of available borrowing capacity on our revolving line of credit, (iii) $300.0 million to $350.0 million of expected retained operating cash flow for the next twelve months, and (iv) $314.4 million of net proceeds from the issuance of our Series D Preferred Shares on July 20, 2016.  Retained operating cash flow represents our expected cash flow provided by operating activities, less shareholder distributions and capital expenditures to maintain real estate facilities.

Our planned capital needs over the next year consist of (i) $402.6 million of remaining spend on our current development pipeline, (ii) $169.4 million in property acquisitions currently under contract, (iii) $26.7 million in principal repayments on existing debt, and (iv) $487.5 million for the redemption of our Series R Preferred Shares on July 26, 2016.  Our capital needs may increase significantly over the next year as we expect to increase our development pipeline and acquire additional properties.

We believe we have a variety of possibilities to raise additional capital, if needed, to fund such future commitments including issuing common or preferred securities, issuing debt, or entering into joint venture arrangements to acquire or develop facilities.

Required Debt Repayments: As of June 30, 2016, our outstanding debt totaled approximately $436.8 million, consisting of $57.0 million of secured debt and $379.8 million of unsecured debt.  Approximate principal maturities are as follows (amounts in thousands):

Remainder of 2016	$18,236
2017	9,434
2018	11,333
2019	1,505
2020	1,585
Thereafter	394,742
$436,835

The remaining maturities on our debt over at least the next five years are nominal compared to our expected annual retained operating cash flow and we do not expect to refinance such debt with the issuance of new secured debt.

Capital Expenditure Requirements: Capital expenditures include major repairs or replacements to elements of our facilities to keep our facilities in good operating condition and maintain their visual appeal to the customer, which totaled $44.9 million in the six months ended June 30, 2016.  Capital expenditures do not include costs relating to the development of new facilities or the expansion of net rentable square footage of existing facilities.  For the year ending December 31, 2016, we expect to incur approximately $86 million for capital expenditures and to fund such amounts with cash provided by operating activities.  For the last four years, such capital expenditures have ranged between approximately $0.45 and $0.55 per net rentable square foot per year.

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

Distributions paid during the six months ended June 30, 2016 totaled $729.0 million, consisting of $121.5 million to preferred shareholders and $607.5 million to common shareholders and restricted share unitholders.  All of these distributions were REIT qualifying distributions.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2016, excluding our Series R Preferred Shares that we redeemed on July 26, 2016 and including our Series D Preferred Shares that we issued on July 20, 2016, to be approximately $223.3 million per year.

On July 27, 2016, our Board declared a regular common quarterly dividend of $1.80 per common share.  Our consistent, long-term dividend policy has been to distribute only our taxable income.  Future quarterly distributions with respect to the common shares will continue to be determined based upon our REIT distribution requirements after taking into consideration distributions to the preferred shareholders and will be funded with cash provided by operating activities.

We estimate we will pay approximately $8.0 million per year in distributions to noncontrolling interests outstanding at June 30, 2016.

Real Estate Investment Activities: Subsequent to June 30, 2016, we acquired or were under contract to acquire 21 self-storage facilities (eleven in Oklahoma, four in Kentucky, two in Ohio, and one each in Georgia, Colorado, Michigan and Utah), with 1.7 million net rentable square feet, for $169.4 million.  We will continue to seek to acquire properties; however, there is significant competition to acquire existing facilities and there can be no assurance as to the level of facilities we may acquire.

As of June 30, 2016 we had development and expansion projects which will add approximately 4.9 million net rentable square feet of storage space at a total cost of approximately $630.7 million.  A total of $228.1 million of these costs were incurred through June 30, 2016, with the remaining cost to complete of $402.6 million expected to be incurred primarily in the next 18 months.  Some of these projects are subject to significant contingencies such as entitlement approval.  We expect to continue to seek additional development projects; however, the level of future development may be limited due to various constraints such as difficulty in finding projects that meet our risk-adjusted yield expectations and challenges in obtaining building permits for self-storage activities in certain municipalities.

Redemption of Preferred Securities: Historically, we have taken advantage of refinancing higher coupon preferred securities with lower coupon preferred securities.  During the first seven months of 2016, we redeemed two series of preferred securities totaling $862.5 million which had a weighted average coupon of 6.42%.  During the same period, we issued $825.0 million of preferred securities which have a weighted average coupon of 5.156%.  We currently have no outstanding preferred securities that we can call for redemption until 2017, when four series of preferred securities become redeemable, at our option, with coupons ranging from 5.90% to 5.375% (see Note 7 to our June 30, 2016 financial statements).  Redemption of such preferred shares will depend upon many factors including whether we can issue capital at a lower cost of capital than the shares that would be redeemed.  None of our preferred securities are redeemable at the option of the holders.

Repurchases of Company’s Common Shares: Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  During the six months ended June 30, 2016, we did not repurchase any of our common shares.  From the inception of the repurchase program through August 4, 2016, we have repurchased a total of 23,721,916 common shares at an aggregate cost of approximately $679.1 million.  We have no current plans to repurchase additional common shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives and the trading price of our common shares.

Contractual Obligations

Our significant contractual obligations at June 30, 2016 and their impact on our cash flows and liquidity are summarized below for the years ending December 31 (amounts in thousands):

		Remainder
Total		of 2016	2017	2018	2019	2020	Thereafter
Mortgage notes (1)	$63,965	$19,569	$10,838	$12,601	$2,316	$2,316	$16,325

Senior unsecured notes (2)	447,117	3,778	7,556	7,556	7,556	7,556	413,115

Preferred shares called
for redemption (3)	487,500	487,500	-	-	-	-	-

Operating leases (4)	65,125	1,869	2,830	2,556	2,500	2,499	52,871

Construction commitments (5)	112,358	89,886	22,472	-	-	-	-

Total	$1,176,065	$602,602	$43,696	$22,713	$12,372	$12,371	$482,311

(1)Amounts include principal and interest payments (all of which are fixed-rate) on our secured notes (the “Mortgage Notes”) based on their contractual terms.  See Note 5 to our June 30, 2016 financial statements for additional information on our notes payable.

(2)Reflects interest and principal on €342.0 million of Euro-denominated senior unsecured notes.  See Note 5 to our June 30, 2016 financial statements for further inform on our senior unsecured notes.

(3)Represents the liquidation amount for our Series R Preferred Shares which were redeemed on July 26, 2016.

(4)Represents future contractual payments on land, equipment and office space under various operating leases.

(5)Amounts exclude future expected development spending that was not under contract at June 30, 2016.

We estimate the annual distribution requirements with respect to our Preferred Shares outstanding at June 30, 2016, excluding our Series R Preferred Shares that we called for redemption and including our Series D Preferred Shares that we issued on July 20, 2016, to be approximately $223.3 million per year.  Dividends are paid when and if declared by our Board and accumulate if not paid.

Off-Balance Sheet Arrangements: At June 30, 2016, we had no material off-balance sheet arrangements as defined under Regulation S-K 303(a)(4) and the instructions thereto.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

To limit our exposure to market risk, we are capitalized primarily with preferred and common equity.  Our preferred shares are redeemable at our option generally five years after issuance, but the holder has no redemption option.  Our debt is our only market-risk sensitive portion of our capital structure, which totals $436.8 million and represents 5.0% of the book value of our equity at June 30, 2016.

We have foreign currency exposure at June 30, 2016 related to i) our investment in Shurgard Europe, with a book value of $281.7 million and ii) €342.0 million ($379.8 million) of Euro-denominated senior unsecured notes payable.

The fair value of our fixed rate debt at June 30,  2016 is approximately $452.0 million.  The table below summarizes the annual maturities of our fixed rate debt, which had a weighted average fixed rate of 2.3% at June 30, 2016.  See Note 5 to our June 30, 2016 financial statements for further information regarding our fixed rate debt (amounts in thousands).

	Remainder of
	2016	2017	2018	2019	2020	Thereafter	Total

Fixed rate debt	$18,236	$9,434	$11,333	$1,505	$1,585	$394,742	$436,835

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Common Share Repurchases

Our Board has authorized management to repurchase up to 35,000,000 of our common shares on the open market or in privately negotiated transactions.  From the inception of the repurchase program through August 4, 2016, we have repurchased a total of 23,721,916 common shares (all purchased prior to 2010) at an aggregate cost of approximately $679.1 million.  Our common share repurchase program does not have an expiration date and there are 11,278,084 common shares that may yet be repurchased under our repurchase program as of June 30, 2016.  We have no current plans to repurchase shares; however, future levels of common share repurchases will be dependent upon our available capital, investment alternatives, and the trading price of our common shares.

Preferred Share Redemptions

We redeemed, pursuant to our option to redeem such shares, 15,000,000 of our Series Q preferred shares in April 2016 at $25.00 per share.  No other redemptions were made in the second quarter of 2016.

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
DATED: August 4, 2016 PUBLIC STORAGE

By: /s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer (Principal financial officer and duly authorized officer)

PUBLIC STORAGE
INDEX TO EXHIBITS (1)
(Items 15(a)(3) and 15(c))
3.1

Articles Supplementary for the 5.125% Cumulative Preferred Shares of Beneficial Interest, Series C, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 11, 2016 and incorporated herein by reference).

3.2

Articles Supplementary for the 4.95% Cumulative Preferred Shares of Beneficial Interest, Series D, (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2016 and incorporated herein by reference).

10.1	Form of 2016 Plan Restricted Stock Unit Agreement. Filed herewith.

10.2	Form of 2016 Plan Restricted Stock Unit Agreement – deferral of receipt of shares. Filed herewith.

10.3	Form of 2016 Plan Non-Qualified Stock Option Agreement. Filed herewith.

10.4	Form of 2016 Plan Trustee Non-Qualified Stock Option Agreement. Filed herewith.

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. Filed herewith.

31.1	Rule 13a – 14(a) Certification. Filed herewith.

31.2	Rule 13a – 14(a) Certification. Filed herewith.

32	Section 1350 Certifications. Filed herewith.

101 .INS	XBRL Instance Document. Filed herewith.

101 .SCH	XBRL Taxonomy Extension Schema. Filed herewith.

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase. Filed herewith.

101 .DEF	XBRL Taxonomy Extension Definition Linkbase. Filed herewith.

101 .LAB	XBRL Taxonomy Extension Label Linkbase. Filed herewith.

101 .PRE	XBRL Taxonomy Extension Presentation Link. Filed herewith.

_ (1) SEC	File No. 001-33519 unless otherwise indicated.